Form 10-Q
period 1996-06-30
KEMET CORPORATION
filed 1996-08-13
CIK 887730

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended June 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period from ___________to_____________

                        Commission File Number:  0-20289

                               KEMET CORPORATION
               Exact name of registrant as specified in its charter

     DELAWARE                                                  57-0923789
(State or other                                             (IRS Employer
jurisdiction of                                              Identification No.)
incorporation or organization)
                      2835 KEMET WAY, SIMPSONVILLE, SOUTH CAROLINA 29681
- ------------------------------------------------------------------------------
                     (Address of principal executive offices, zip code)
                                    864-963-6300
                          -------------------------------
           (Registrant's telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]  NO [ ]

Common Stock Outstanding at: August 13, 1996

Title of Each Class                               Number of Shares Outstanding
- --------------------------------------------------------------------------------
Common Stock, $.01 Par Value                                     37,587,541
Non-Voting Common Stock, $.01 Par Value                           1,096,610

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                       KEMET CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   Dollars in Thousands Except Per Share Data

                                                                                      June 30,          March 31,
                                                                                        1996               1996
                                                                                     ----------         ----------
                                                                                     (unaudited)
ASSETS
Current Assets:
Cash                                                                                 $  3,553            $  3,408
Notes and accounts receivable (less allowances of $9,521 and $10,376
  June 30, 1996 and March 31, 1996, respectively)                                      40,280              52,069
Inventories:
     Raw materials and supplies                                                        32,587              31,981
     Work in process                                                                   33,126              27,748
     Finished goods                                                                    21,670              23,992
                                                                                     --------            --------
          Total inventories                                                            87,383              83,721
Prepaid expenses                                                                        2,252               2,077
Deferred income taxes                                                                  13,380              13,973
                                                                                     --------            --------
          Total current assets                                                        146,848             155,248
Property and equipment (less accumulated depreciation of $123,359 and
  $116,021 at June 30, 1996 and March 31, 1996, respectively)                         290,139             267,541
Intangible assets (less accumulated amortization of $11,067 and
  $10,566 at June 30, 1996 and March 31, 1996, respectively)                           63,032              63,533
Other assets                                                                            3,457               3,506
                                                                                     --------            --------
          Total assets                                                               $503,476            $489,828
                                                                                     ========            ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current installments of long-term debt                                             $ 20,277             $   270
  Accounts payable, trade                                                              44,522              73,030
  Accrued expenses                                                                     28,960              35,063
  Income taxes                                                                         11,862              13,877
                                                                                     --------            --------
          Total current liabilities                                                   105,621             122,240
Long-term debt, excluding current installments                                         95,850              78,072
Other non-current obligations                                                          49,404              49,524
Deferred income taxes                                                                  30,135              28,052
                                                                                     --------            --------
          Total liabilities                                                          $281,010            $277,888

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 37,583,632 and 37,514,393 shares at June 30, 1996 and
     March 31, 1996, respectively                                                         376                 375
  Non-voting common stock, par value $.01, authorized 12,000,000 shares,
     issued and outstanding 1,096,610 at June 30, 1996 and March 31, 1996                  11                  11
  Additional paid-in capital                                                          137,150             136,344
  Retained earnings                                                                    84,943              75,218
                                                                                     --------            --------
                                                                                      222,480             211,948
  Equity adjustments from foreign currency translation                                    (14)                 (8)
                                                                                     --------            --------
          Total stockholders' equity                                                  222,466             211,940
                                                                                     --------            --------
          Total  liabilities and stockholders' equity                                $503,476            $489,828
                                                                                     ========            ========





See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED FINANCIAL STATEMENTS OF EARNINGS
                                 (Dollars in Thousands Except Per Share Data)

                                                     Three months ended
                                                           June 30,
                                                     -------------------
                                                  1996               1995
                                                 -----               -----
                                             (unaudited)          (unaudited)
Net Sales                                                                              $125,726            $152,534
Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation                                          84,842             104,992
  Selling, general and administrative expenses                                           11,201              10,091
  Research, development and engineering                                                   4,782               4,607
  Depreciation and amortization                                                           7,978               7,972
                                                                                       --------            --------
                                                                                        108,803             127,662

     Operating income                                                                    16,923             24,872


Other expense:
  Interest expense                                                                        1,253               1,301
  Other                                                                                     358               2,443
                                                                                       --------            --------


     Earnings before income taxes                                                        15,312             21,128
Income tax expense                                                                        5,587              8,387
                                                                                        --------           --------

     Net earnings available for common shareholders                                     $ 9,725            $12,741
                                                                                        ========           ========
Per Common Share Information:


Net earnings per common share                                                              $0.25              $0.33
                                                                                        ========           ========
Weighted average shares outstanding                                                   39,210,818         39,028,114
                                                                                      ==========         ==========

























See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Dollars in Thousands

                                                       Three months ended
                                                             June 30,
                                                  ---------------------------
                                                   1996                1995
                                                  -----                -----
                                              (unaudited)         (unaudited)
Sources (uses) of cash:

  Net cash from operating activities                                                    $(8,211)            $27,467

Investing activities:
  Additions to property and equipment                                                   (30,290)            (23,505)
  Proceeds from disposals of property                                                        60                   6
  Other                                                                                      (6)                (37)
                                                                                       --------             --------

     Net cash used by investing transactions                                            (30,236)            (23,536)

Financing activities:
  Proceeds from employees savings plan                                                      537                 260
  Proceeds from exercise stock options including related tax benefit                        271                 201
  Repayment of long-term debt                                                               (65)             (4,259)
  Net proceeds from revolving/swingline loan                                             37,850                 -
                                                                                        --------            --------


     Net cash provided financing transactions                                            38,593              (3,798)
                                                                                       --------            --------

     Net increase in cash                                                                   146                 133


     Cash at beginning of period                                                          3,408               4,181
                                                                                        -------            --------

     Cash at end of period                                                               $3,553              $4,314
                                                                                       ========            ========


























See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

     The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 1996 Form 10-K. Net sales and operating results for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all significant intercompany amounts and transactions have been eliminated.

Note 2. Early Retirement Program

     On June 5, 1996, the Company announced an early retirement incentive program for its U.S. hourly and salaried employees. The Company will reduce the U.S. hourly and salaried workforce by 409 people with annualized cost savings of approximately $13 million. The total cost of the program is estimated to be $10 million and will be charged to earnings in the quarter ending September 30, 1996. The Senior Management of the Company is not eligible for the early retirement incentive. This reduction in U.S. workforce reflects the ongoing consolidation of leaded and military capacitor production in Mexico and adjustments in the period and overhead costs consistent with current revenue levels.

Note 3. Other Events

     On June 26, 1996, the Company received a letter from Vishay
Intertechnology, Inc. (Vishay) pursuant to which Vishay was seeking to enter into discussions to explore a business combination with the Company.

     On July 1, 1996, in response to the letter, the Company advised Vishay that it was not interested in engaging in discussion. The Company's Board of Directors determined that the Company's strong future prospects as an independent company made discussions with Vishay not in the best interests of the Company, its stockholders, employees, customers and other stakeholders.

     The Company also announced that its Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution payable to stockholders of record at the close of business on July 1, 1996 (which is also the payment date), of one Preferred Share Purchase Right on each outstanding share of the Company's voting and non-voting common stock. The Rights will initially be represented by the existing certificates for the voting and non-voting common stock. Stockholders do not need to take any action in connection with this distribution of Rights. Following certain events, each Right will entitle stockholders to buy one one-thousandth of a share of a new series of junior participating preferred stock for an exercise price of $85.

     The Rights will be exercisable only if a person or group (with certain exceptions, including Citicorp Venture Capital, Ltd. and the other parties to an existing voting agreement), acquires, or announces a tender offer for, 15% or more of the Company's common stock. In the event that a person or group (except as previously described) acquires 15% or more of the outstanding common stock, each holder of a Right (with certain exceptions) will be entitled upon exercise of the Right to receive common stock having at the time of exercise a market value of two times the exercise price of the Right. The Company may exchange the Rights for the Company's common stock on a one-for-one basis at any time after a person or group (except as previously described) has acquired 15% or more of the outstanding common stock. The Company will be entitled to redeem the Rights at $.01 per Right (payable in cash or common stock of the Company, at the Company's option) at any time before public disclosure that a 15% position has been acquired. The Rights will expire on July 1, 2006, unless previously redeemed or exercised. The distribution of the Rights is not a taxable event to stockholders.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 1996 and Three Month Period Ended  June 30,
1995

     Net sales for the three months ended June 30, 1996 were $125.7 million, a decline of 18% from net sales of $152.5 million for the three months ended June 30, 1995. The decline in first quarter net sales reflect the effects of reduced demand as a result of distributors and OEM's working off their excess inventories of both components and finished goods. The Company experienced a decline in sales in both leaded and surface-mount capacitors due to this weaker demand and more competitive pricing. Sales of surface-mount capacitors were $86.6 million for the first quarter of fiscal 1997 a decline of 13% from $100.1 million in the prior year's first quarter and sales of leaded capacitors declined 25% to $39.1 million from $52.4 million. Sales also declined in both the domestic and export markets with domestic sales declining 16% to $73.5 million and export sales declining 20% to $52.2 million as compared to the prior year's first quarter.

     Cost of sales, exclusive of depreciation, for the three months ended June 30, 1996 was $84.8 million compared to $105.0 million for the three months ended June 30, 1995. As a percentage of net sales, cost of sales, exclusive of depreciation, decreased to 67% from 69% primarily as a result of adjustments of production levels, the implementation of overhead cost containment actions in response to the reduced demand for capacitors and cost benefits realized from the movement of production in fiscal year 1996 to lower cost manufacturing facilities in Mexico.

     Selling, general and administrative expenses for the three months ended June 30, 1996 were $11.2 million, as compared to $10.1 million for the three months ended June 30, 1995. The increase in selling, general and administrative expenses is primarily due to the increase in selling and marketing expense of approximately $0.9 million associated with sales office expansions in Europe, Asia and South America coupled with the installation of a world-wide company "intranet" communications system. The Company's marketing philosophy is unique among capacitor manufacturers. KEMET employs a direct sales force to sell its products versus independent manufacturers representatives, which results in sales force expense being relatively constant. Since the Company's selling expense is not directly related to volume changes in sales, as volume increases the Company's marketing expense as a percentage of sales is lower, as volume decreases it is relatively higher.

     Research, development and engineering expenses for the three months ended June 30, 1996 were $4.8 million compared to $4.6 million for the three months ended June 30, 1995. The increase reflects the Company's continued investments in new products and technologies and the enhancement of manufacturing efficiencies.

     Depreciation and amortization expense was $8.0 million for the three months ended June 30, 1996, the same level for the three months ended June 30, 1995.

     Operating income for the three months ended June 30, 1996 was $16.9 million compared to $24.9 million for the three months ended June 30, 1995. The decline resulted primarily from the decrease in net sales as discussed above.

     Income tax expense was 36.6% and 39.8% of earnings for the three month periods ended June 30, 1996 and 1995, respectively. The decrease in the effective income tax rate was primarily the result of increased foreign sales corporation benefits and the implementation of various state tax savings strategies.

Liquidity and Capital Resources

     The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, borrowings under its revolving credit facility and amounts advanced under its foreign accounts receivable discounting arrangements.

     Cash flows from operating activities for the three months ended June 30, 1996 amounted to a deficit of $8.2 million compared with a $27.5 million surplus for the three months ended June 30, 1995. The decline in cash flow was primarily a result of lower net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

     Capital expenditures were $30.3 million for the three months ended June 30, 1996 compared to $23.5 million for the three months ended June 30, 1995. The Company is continuing to invest in key capital projects for the future. The majority of capital expenditures during the first quarter of fiscal 1997 represents the completion of capital projects initiated during fiscal year 1996.

     On June 17, 1996, the Company entered into an additional $10.0 million Master Note Facility with Wachovia Bank of South Carolina, N.A. The initial term of the loan is for a 30 day period with an interest rate of 5.71%.

        On July 31, 1996, the Company entered into a $40.0 million credit agreement with Wachovia Bank of North Carolina, N.A. The additional facility bears interest at the Company's option at either the base rate (bank's prime rate) plus the applicable margin, Eurodollar rate (Adjusted London Interbank Offered Rate) plus the applicable margin, or the offered rate (which is a rate quoted by the bank). The applicable margin is determined quarterly by the Consolidated Cash Flow from Operations to Consolidated Funded Debt ratio as defined in the $40.0 million credit agreement. The new credit facility has a term of 364 days.

     During the three months ended June 30, 1996 the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $37.9 million which consisted primarily of the financing of capital expenditures initiated during the prior fiscal year. The Company had unused availability under its revolving credit facility as of June 30, 1996 of approximately $39.2 million.

     KEMET believes its strong financial position will permit the financing of its business needs and opportunities, in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. In addition, the Company has the flexibility to meet short-term working capital and other temporary requirements through utilization of its borrowings under its bank credit facilities.


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

     On July 8, 1996, the Registered Agent for the Company in Delaware received notice of a lawsuit in the Court of Chancery in New Castle County, Delaware filed against KEMET Corporation and the board of directors individually, purportedly brought on behalf of its shareholders, that the Company did not adequately consider the request by Vishay to enter into discussions, and the suit alleges, among other things, that the Board breached their fiduciary duties by adopting a preferred share rights plan. The plaintiffs are asking the court, among other things, to order the Board to auction the Company and deploy the rights plan in a fair and impartial manner. The suit also seeks unspecified damages. The Company has stated that the suit is without merit and intends to defend itself and its directors vigorously.

     Other than as reported above and in the Company's fiscal year ending March 31, 1996 Form 10-K under the caption "Item 3. Legal Proceedings", the Company is not currently a party to any material pending legal proceedings, other than routine litigation incidental to the business of the Company.

     Item 2.  Change in Securities.

          None.

     Item 3.  Defaults Upon Senior Securities.

          None.

     Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

     Item 5.  Other Information.

          On July 24, 1996, at the Company's annual meeting, shareholders re-elected E. Erwin Maddrey, II and elected Terry R. Weaver as Directors of the Company to serve three-year terms. The Company's shareholders also approved the 1995 Executive Stock Option Plan covering 1,950,000 shares of Common Stock, the Executive Bonus Plan and ratified the appointment of KPMG Peat Marwick LLP as independent public accountants for the year ending March 31, 1997.

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.1 Original Master Note dated June 17, 1996, between KEMET Corporation, as borrower, and Wachovia Bank of South Carolina, N.A., as lender.

          10.1.1 Letter agreement dated June 24, 1996, between KEMET Corporation, as borrower, and Wachovia Bank of South Carolina, N.A., as lender.

          10.2 $40.0 Credit Agreement, dated July 31, 1996, between KEMET Corporation, as borrower and Wachovia Bank of North Carolina, N.A., as lender.

             10.2.1 Guaranty Agreement, dated July 31, 1996, between KEMET Electronics Corporation, KEMET Services Corporation and KRC Trade Corporation, as guarantors and Wachovia Bank of North Carolina, N.A., as lender.

          11.1     Computation of Per Share Earnings.

     (b)  Reports on Form 8-K.

          On July 8, 1996, Form 8-K was filed by the Company detailing the adoption of a Preferred Share Purchase Rights Plan.

                                  Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 13,1996



                                        KEMET Corporation



                                          /S/ J.J. Jerozal
                                        --------------------------
                                        J.J. Jerozal
                                        Chief Financial Officer,
                                        Treasurer and Assistant Secretary
                                        (Principal Accounting and
                                         Financial Officer)