Form 10-Q/A
period 1996-06-30
KEMET CORPORATION
filed 1996-10-02
CIK 887730

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-Q/A

The sole purpose of this amendment is to submit the Financial Data Schedule (Ex-27) as required under EDGAR.

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended June 30, 1996.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period from ___________to_____________

                        Commission File Number:  0-20289

                               KEMET CORPORATION
               Exact name of registrant as specified in its charter

     DELAWARE                                                  57-0923789
(State or other                                             (IRS Employer
jurisdiction of                                              Identification No.)
incorporation or organization)
                      2835 KEMET WAY, SIMPSONVILLE, SOUTH CAROLINA 29681
------------------------------------------------------------------------------
                     (Address of principal executive offices, zip code)
                                    864-963-6300
                          -------------------------------
           (Registrant's telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES /X/  NO / /

Common Stock Outstanding at: August 13, 1996

Title of Each Class                               Number of Shares Outstanding
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








                                        KEMET Corporation



                                        /S/ J.J. Jerozal
                                        --------------------------
                                        J.J. Jerozal
                                        Chief Financial Officer,
                                        Treasurer and Assistant Secretary
                                        (Principal Accounting and
                                        Financial Officer)
                                        October 2, 1996