Form 10-Q
period 1996-09-30
KEMET CORPORATION
filed 1996-11-12
CIK 887730

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

Form 10-Q

(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended September 30, 1996.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period from              to             .
                         -------------  -------------
Commission File Number:  0-20289

                                KEMET CORPORATION
                 Exact name of registrant as specified in its charter

DELAWARE                                                  57-0923789
(State or other jurisdiction of                           (IRS Employer
incorporation or organization                             Identification No.)

              2835 KEMET WAY, SIMPSONVILLE, SOUTH CAROLINA 29681
              (Address of principal executive offices, zip code)

                                 864-963-6300
                (Registrant's telephone number, including area code)

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

YES X  NO
Common Stock Outstanding at: November 8, 1996
Title of Each Class                              Number of Share Outstanding
Common Stock, $.01 Par Value                                  37,667,469
Non-Voting Common Stock, $.01 Par Value                        1,096,610

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                 KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands Except Per Share Data)

                                                                                    September 30,        March 31,
                                                                                        1996               1996
                                                                                     ----------         ----------
                                                                                     (unaudited)
ASSETS
Current assets:
Cash                                                                                 $  1,928            $  3,408
Notes and accounts receivable (less allowances of $6,884 and $10,376
 September 30, 1996 and March 31, 1996, respectively)                                  47,430              52,069
Inventories:
     Raw materials and supplies                                                        32,782              31,981
     Work in process                                                                   37,061              27,748
     Finished goods                                                                    16,958              23,992
                                                                                     --------            --------
          Total inventories                                                            86,801              83,721
Prepaid expenses                                                                        1,892               2,077
Deferred income taxes                                                                  11,381              13,973
                                                                                     --------            --------
          Total current assets                                                        149,432             155,248
Property and equipment (less accumulated depreciation of $130,543 and
  $116,021 at September 30, 1996 and March 31, 1996, respectively)                    299,754             267,541
Intangible assets (less accumulated amortization of $11,470 and
  $10,566 at September 30, 1996 and March 31, 1996, respectively)                      62,628              63,533
Other assets                                                                            3,443               3,506
                                                                                     --------            --------
          Total assets                                                               $515,257            $489,828
                                                                                     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current installments of long-term debt                            $42,935            $    270
  Accounts payable, trade                                                              40,753              73,030
  Accrued expenses                                                                     30,016              35,063
  Income taxes                                                                          7,858              13,877
                                                                                     --------            --------
          Total current liabilities                                                   121,562             122,240
Long-term debt, excluding current installments                                         80,000              78,072
Other non-current obligations                                                          64,301              49,524
Deferred income taxes                                                                  25,858              28,052
                                                                                     --------            --------
          Total liabilities                                                          $291,721            $277,888

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 37,612,226 and 37,514,393 shares at September 30, 1996 and
     March 31, 1996, respectively                                                         376                 375
  Non-voting common stock, par value $.01, authorized 12,000,000 shares,
     issued and outstanding 1,096,610 at September 30, 1996 and March 31, 1996             11                  11
  Additional paid-in capital                                                          137,944             136,344
  Retained earnings                                                                    85,216              75,218
                                                                                     --------            --------
                                                                                      223,547             211,948
  Equity adjustments from foreign currency translation                                    (11)                 (8)
                                                                                     --------            --------
          Total stockholders' equity                                                  223,536             211,940
                                                                                     --------            --------
          Total  liabilities and stockholders' equity                                $515,257            $489,828
                                                                                     ========            ========





See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED FINANCIAL STATEMENTS OF EARNINGS
                                   (Dollars in Thousands Except Per Share Data)

                                                             Three months ended                  Six months ended
                                                               September 30,                       September 30,
                                                         -------------------------              ------------------
                                                          1996              1995                1996        1995
                                                         -----             -----                ----        ----
                                                     (unaudited)        (unaudited)          (unaudited) (unaudited)
Net Sales                                             $130,192            $160,684           $255,918      $313,217
Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation         87,155             109,831            171,996       214,823
  Selling, general and administrative expenses          11,846              10,858             23,047        20,949
  Research, development and engineering                  5,677               4,487             10,458         9,094
  Depreciation and amortization                          8,220               8,086             16,198        16,056
  Early retirement costs                                15,407                 -               15,407           -
                                                       --------            --------           --------      --------
                                                       128,305             133,262            237,106       260,922

     Operating income                                    1,887              27,422             18,812        52,295


Other expense:
  Interest expense                                       1,545               1,219              2,799         2,521
  Other                                                    272               2,252                631         4,694
                                                       --------            --------           --------      --------


     Earnings before income taxes                           70              23,951             15,382        45,080
Income tax expense (benefit)                              (203)              9,003              5,384        17,391
                                                      --------             --------           --------      --------

     Net earnings available for common shareholders   $    273             $14,948            $ 9,998       $27,689
                                                      ========             ========           ========      ========
Per Common Share Information:


Net earnings per common share                            $0.01               $0.38            $  0.26        $ 0.71
                                                      ========             ========           ========      ========
Weighted average shares outstanding                 39,169,234           39,149,644         39,190,136    39,094,676
                                                    ==========           ==========         ==========    ==========

























See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in Thousands)

                                                                                              Six months ended
                                                                                                September 30,
                                                                                       ---------------------------
                                                                                           1996              1995
                                                                                           ----              ----
                                                                                       (unaudited)         (unaudited)
Sources (uses) of cash:

  Net cash from operating activities                                                    $  (342)            $64,516

Investing activities:
  Additions to property and equipment                                                   (47,397)            (57,385)
  Proceeds from disposals of property                                                        67                   3
  Other                                                                                      (2)                (38)
                                                                                       --------             --------

     Net cash used by investing transactions                                            (47,332)            (57,420)

Financing activities:
  Proceeds from employees savings plan                                                      757                 432
  Proceeds from exercise stock options including related tax benefit                        844                 189
  Repayment of long-term debt                                                              (132)               (120)
  Net proceeds from revolving/swingline loan                                             44,725              (5,750)
                                                                                        --------            --------

     Net cash provided financing transactions                                            46,194              (5,249)
                                                                                       --------            --------

     Net increase (decrease) in cash                                                     (1,480)              1,847


     Cash at beginning of period                                                          3,408               4,181
                                                                                        -------            --------

     Cash at end of period                                                               $1,928              $6,028
                                                                                       ========            ========


























See accompanying notes to consolidated financial statements.

Item 1 - Financial Statements

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ended March 31, 1996 Form 10-K. Net sales and operating results for the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all significant intercompany amounts and transactions have been eliminated.

Note 2. Early Retirement Incentive Program

On June 5, 1996, the Company announced an early retirement incentive program for its U.S. hourly and salaried employees. The Company reduced the U.S. hourly and salaried workforce by 409 people with annualized cost savings of approximately $15 million. The total cost of the program is $15.4 million ($9.9 million after tax) and is charged to earnings in the quarter ending September 30, 1996. The Senior Management of the Company is not eligible for the early retirement incentive. This reduction in U.S. workforce reflects the ongoing consolidation of leaded and military capacitor production in Mexico and adjustments in the period and overhead costs consistent with current revenue levels.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net sales for the quarter and six months ended September 30, 1996, were $130.2 million and $255.9 million, a decrease of $30.5 million or 19% and $57.3 million or 18%, respectively, from the comparable periods of the prior year. The decrease in net sales was primarily attributable to the drawdown of excess inventory that was accumulated by customers in prior periods. Sales of surface-mount capacitors for the quarter and six months ended September 30, 1996, were $91.6 million and $178.3 million, a decline of 17% and 15%, respectively, from comparable prior year periods and sales of leaded capacitors declined 24% and 25% to $38.6 million and $77.6 million. Sales also declined in both the domestic and export markets for the quarter and six months ended September 30, 1996, compared to the comparable prior years periods with domestic sales declining 19% and 18% to $76.5 million and $150.0 million, respectively, and export sales declining 18% and 19% to $53.7 million and $105.9 million.

Cost of sales, exclusive of depreciation for the quarter and six months ended September 30, 1996, were $87.2 million and $172.0 million, respectively, as compared to $109.8 million and $214.8 million for the quarter and six months ended September 30, 1995. As a percentage of net sales, cost of sales, exclusive of depreciation was 67% for both the quarter and six months ended September 30, 1996, as compared to 68% and 69% for the comparable periods of the prior year. The decrease in cost of sales as a percentage of sales is primarily a result of the benefits realized from the movement of certain production operations to lower cost manufacturing facilities in Mexico and cost containment actions implemented in the first fiscal quarter. Also, the Company started to realize in the quarter ended September 30, 1996, the savings associated with the early retirement incentive program.

Selling, general and administrative expenses for the quarter and six months ended September 30, 1996 were $11.8 million and $23.0 million (both 9% of net sales), respectively, as compared to $10.9 million and $20.9 million (both 7% of net sales) for the comparable periods of the prior year. The increase in selling, general and administrative expenses is primarily due to increased marketing expenses.

Research, development and engineering expenses for the quarter and six months ended September 30, 1996, were $5.7 million and $10.5 million, respectively, as compared to $4.5 million and $9.1 million for the prior comparable periods. The increase reflects the Company's continued development of new products and processes and the continued enhancement of manufacturing efficiencies.

Depreciation and amortization expense for the quarter and six months ended September 30, 1996, were $8.2 million and $16.2 million, substantially the same level for the comparable periods of the prior year.

The Company recorded a pretax charge of $15.4 million ($9.9 million after tax) in the quarter ended September 30, 1996, in connection with an early retirement incentive program. The program reduced the U.S. hourly and salaried workforce by 409 people which is expected to result in an annualized cost savings of approximately $15.0 million.

Operating income for the quarter and six months ended September 30, 1996, was $1.9 million and $18.8 million, respectively, compared to $27.4 million and $52.3 million for the comparable periods in the prior year. The decline resulted primarily from the decrease in sales and the early retirement incentive program as discussed above.

Income tax benefit totaled $0.2 million for the quarter ended September 30, 1996, compared to income tax expense of $9.0 million for the quarter ended September 30, 1995. The tax benefit recorded in the quarter ended September 30, 1996, includes a retroactive tax benefit adjustment on earnings for the quarter ended June 30, 1996. Income tax expense for the six months ended September 30, 1996, was $5.4 million or 35.0% of earnings as compared to $17.4 million or 38.6% of earnings for the comparable period of the prior year. The decrease in the effective rate for the six months ended September 30, 1996, was primarily the result of increased foreign sales corporation benefits and various state tax savings strategies.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, borrowings under its credit facilities and amounts advanced under its foreign accounts receivable discounting arrangements.

On October 18, 1996, the Company refinanced the entire balance of its outstanding revolving credit facility and swingline credit facility with new credit facilities totaling $175.0 million. These new credit facilities, each of which has a term of five years, include a $165.0 million revolving credit facility which bears interest at KEMET's option at either the base rate (or the bank's prime rate), the Euro-dollar rate (Adjusted London Interbank Offered
Rate) plus the applicable margin or the Money Market rate (which is a rate quoted by an individual member or members of the bank group). The applicable spread over LIBOR is determined quarterly by the Consolidated Funded Debt to Consolidated Total Capital ratio (as defined in the Credit Agreement). In addition to the revolving credit facility, the Company has entered into a $10.0 million swingline credit facility which bears interest at a rate not to exceed the higher of the bank's prime rate minus 1% and the Federal Funds rate plus
 .5%.

Certain of the Company's domestic subsidiaries have issued guarantees under the Company's new credit facilities, and the stock of the Company's Swiss subsidiary has been pledged in support of any indebtedness incurred under the credit facilities.

Additional liquidity is generated by the Company through its accounts receivable discounting arrangements. On August 26, 1996, KEMET Electronics, S.A., a wholly owned subsidiary of the Company, renewed its discounting agreement with Swiss Bank Corporation. All terms and conditions remain in full force and effect until September 30, 1997.

Cash flows from operating activities for the six months ended September 30, 1996, amounted to a deficit of $.3 million compared with a $64.5 million surplus for the six months ended September 30, 1995. The decline in cash flows was primarily a result of lower net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

Capital expenditures invested to support current and long-term growth were $47.4 million for the six months ended September 30, 1996 compared to $57.4 million for the six months ended September 30, 1995. The Company continues to invest in capital that is critical to KEMET's long-term outlook. Expenditures were primarily for expanding production capabilities of the tantalum and ceramic surface-mount product lines.

During the six months ended September 30, 1996, the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $44.7 million which consisted primarily of the financing of capital expenditures. The Company had unused availability under its revolving credit facilities as of September 30, 1996 of approximately $55.0 million.

The Company believes its strong financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. In addition, the Company has the flexibility to meet short-term working capital and other temporary requirements through the utilization of borrowings under its credit facilities.


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

On September 10, 1996, an action was commenced in the United States District Court, District of Massachusetts captioned A. Barbuto Design Company v. KEMET Electronics Corporation. The complaint alleges that KEMET Electronics Corporation (KEC), a wholly owned subsidiary of the Company, breached an agreement with the plaintiff and engaged in unfair competition under Massachusetts law in connection with the manufacture by KEC of certain presses used by KEC to produce capacitors. The plaintiff alleges that KEC is currently manufacturing such presses in violation of an alleged agreement with the plaintiff not to do so. Prior to February 1995, KEC purchased certain presses manufactured by the plaintiff to produce capacitors. The plaintiff is seeking a permanent injunction enjoining KEC from manufacturing such presses, damages in an unspecified amount, attorneys fees, litigation expenses, costs, prejudgment interest and such further relief as the court deems just and proper. KEC believes this lawsuit is without merit and intends to defend itself vigorously.

Other than as reported above and in the Company's Form 10-K for the fiscal year ended March 31, 1996 under the caption "Item 3. Legal Proceedings" and
Form 10-Q for the quarter ended June 30, 1996 under the caption "Part II - Other Information", the Company is not currently a party to any material pending legal proceedings, other than routine litigation incidental to the business of the Company.

     Item 2.  Change in Securities.

None.

     Item 3.  Defaults Upon Senior Securities.

None.

     Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Stockholders on July 24, 1996.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the definitive proxy statement of the Company dated as of June 24, 1996, and such nominees were elected.

(c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

  (i)  Election of Directors of the Company.

All of proxy nominees for directors as listed in the proxy statement were elected for a three year term with the following vote:

                                                                  Broker
   Nominee                  In Favor       Against    Abstained   Non-Votes
  --------                  -----------  ----------   ---------  -----------
E. Erwin Maddrey, II        32,911,128           0    1,048,094    3,622,942
Terry R. Weaver             32,803,681           0    1,155,541    3,622,942

(ii) The approval of the 1995 Executive Stock Option Plan covering 1,950,000 Shares of Common Stock with the following vote:
                                                                  Broker
                            In Favor       Against    Abstained   Non-Votes
                            ----------   ---------    ---------   ----------
                            22,641,878   1,034,493      330,881   13,574,912

(iii)  The approval of the Executive Bonus Plan:

                                                                  Broker
                            In Favor       Against    Abstained   Non-Votes
                            ----------   ---------    ---------   ----------
                            32,700,637     986,574      279,911    3,615,402

(iv) The ratification of the appointment of KPMG Peat Marwick LLP, independent certified public accountants, to examine the financial statements of the Company for the fiscal year ending March 31, 1997:

                                                                  Broker
                            In Favor      Against     Abstained   Non-Votes
                            ----------   --------     ---------   ----------
                            33,847,408     51,167        60,647   3,622,942


Item 5.  Other Information.

On July 24, 1996, the Company adopted a severance program for certain key employees. The program provides for severance payments and certain other benefits to covered employees who are terminated or otherwise no longer employed by the Company following a change in control (as defined in the severance agreements). The severance program covers approximately 220 employees.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.1 Credit Agreement, dated as of October 18, 1996, by and among KEMET Corporation, as borrower, Wachovia Bank of Georgia, N.A. as Agent, and ABN AMRO Bank N.V. Atlanta Agency, as Co-Agent, and the lenders set forth on the signatures pages thereto. The registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the Credit Agreement upon request by the Commission.

10.2 Swingline Note, dated as of October 18, 1996, between KEMET Corporation, as borrower, and Wachovia Bank of South Carolina, N.A., as lender.

10.2.1 Guaranty Agreement, dated as of October 18, 1996, between KEMET Electronics Corporation, as guarantor, and Wachovia Bank of South Carolina, N.A., as lender.

10.3 Twelfth amendment to the Purchase Agreement, as amended, by and between KEMET Electronics, S.A., Geneva and Swiss Bank Corporation, Geneva dated as of August 26, 1996.

10.4 Form of Severance Agreement for certain key employees as of August 1, 1996.

11.1  Computation of Per Share Earnings.

  (b)  Reports on Form 8-K.

None.

                                Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 8, 1996


                              KEMET Corporation




                              /S/ J.J. Jerozal
                              J.J. Jerozal
                              Chief Financial Officer and
                              Treasurer
                              (Principal Accounting and
                              Financial Officer)