Form 10-Q
period 1996-12-31
KEMET CORPORATION
filed 1997-02-10
CIK 887730

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period from               to

                      Commission File Number:  0-20289

                          KEMET CORPORATION
           Exact name of registrant as specified in its charter

         DELAWARE                      57-0923789
(State or other jurisdiction of     (IRS Employer
incorporation or organization)      Identification No.)

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

                          YES [X]  NO [ ]

Common Stock Outstanding at: February 6, 1997
Title of Each Class                           Number of Shares Outstanding
 Common Stock, $.01 Par Value                                 37,694,402
 Non-Voting Common Stock, $.01 Par Value                        1,096,610

  PART I - FINANCIAL INFORMATION
  ITEM 1 - Financial Statements

                                    KEMET CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                Dollars in Thousands Except Per Share Data

                                                                       December 31,            March 31,
                                                                          1996                   1996
                                                                       (unaudited)
                                                                      ------------           ------------
   ASSETS
   Current assets:
  Cash                                                                     $4,470                 $3,408
  Accounts receivable (less allowances of $5,594 and $10,376 at
  December 31, 1996 and March 31, 1996, respectively)                      44,645                 52,069
      Inventories:
     Raw materials and supplies                                            37,217                 31,981
     Work in process                                                       40,104                 27,748
     Finished goods                                                        17,813                 23,992
                                                                       ------------           ------------
          Total inventories                                                95,134                 83,721
     Prepaid expenses                                                       2,292                  2,077
     Deferred income taxes                                                 10,992                 13,973
                                                                      ------------           ------------
          Total current assets                                            157,534                155,248
  Property and equipment (less accumulated depreciation of
      $138,291 and $116,021 at December 31, 1996
      and March 31, 1996, respectively)                                   307,108                267,541
  Intangible assets (less accumulated amortization of
     $11,874 and $10,566 at December 31, 1996
     and March 31, 1996, respectively)                                     48,834                 63,533
  Other assets                                                              3,383                  3,506
                                                                      ------------           ------------
          Total assets                                                   $516,859               $489,828
                                                                      ============           ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                     $142                   $270
  Accounts payable, trade                                                  53,410                 73,030
  Accrued expenses                                                         36,671                 35,063
  Income taxes                                                              7,662                 13,877
                                                                      ------------           ------------
          Total current liabilities                                        97,885                122,240
  Long-term debt, excluding current installments                          103,000                 78,072
  Other non-current obligations                                            64,301                 49,524
  Deferred income taxes                                                    15,249                 28,052
                                                                      ------------           ------------
          Total liabilities                                              $280,435               $277,888
                                                                      ------------           ------------
    Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 37,677,440 shares as of December 31, 1996 and
     37,514,393 shares as of March 31, 1996                                   377                   375
  Non-voting common stock, par value $.01, authorized 12,000,000 shares as of December 31, 1996.  Issued and outstanding 1,096,610 shares as
     of December 31, 1996 and March 31, 1996                                   11                     11
Additional paid-in capital                                                138,740                136,344
Retained earnings                                                          97,299                 75,218
                                                                      ------------           ------------
                                                                          236,426                211,948
Equity adjustments from foreign currency translation                           (3)                    (8)
                                                                      ------------           ------------
                     Total stockholders' equity                           236,424                211,940
                                                                      ------------           ------------
          Total liabilities and stockholders' equity                     $516,859               $489,828
                                                                      ============           ============

See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                       KEMET CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   Dollars in Thousands Except Per Share Data

                                                           Three months ended       Nine months ended
                                                              December 31,            December 31,
                                                             1996        1995        1996       1995
                                                         (unaudited) (unaudited) (unaudited) (unaudited)
                                                         ----------- ----------- ----------- -----------
Net Sales                                                  $143,626    $160,126    $399,544    $473,344
Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation              99,076     106,641     271,072     321,464
  Selling, general and administrative expenses               11,676      10,183      34,723      31,132
  Research and development                                    4,986       4,864      15,445      13,958
  Depreciation and amortization                               8,565       7,879      24,764      23,936
  Early retirement costs                                        -           -        15,407         -
                                                         ----------- ----------- ----------- -----------
                                                            124,303     129,567     361,411     390,490

      Operating income                                       19,323      30,559      38,133      82,854

Other expense:
  Interest expense                                            1,407       1,175       4,205       3,696
  Other                                                         654       1,824       1,284       6,518
                                                         ----------- ----------- ----------- -----------

      Earnings before income taxes                           17,262      27,560      32,644      72,640
Income tax expense                                            5,179      10,321      10,563      27,712


      Net earnings available for common shareholders        $12,083     $17,239     $22,081     $44,928
                                                         =========== =========== =========== ===========
    Per Common Share Information:

Net earnings per common share                                 $0.31       $0.44       $0.56       $1.15
                                                         =========== =========== =========== ===========

Weighted average shares outstanding                      39,291,629  39,172,293  39,255,064  39,115,486
                                                         =========== =========== =========== ===========



















See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements

                                   KEMET CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Dollars in Thousands

                                                                                  Nine months ended
                                                                                     December 31,
                                                                                  1996         1995
                                                                              (unaudited)   (unaudited)
                                                                             ------------- -------------
Sources (uses) of cash:

  Net cash from operating activities                                             $36,913       $86,795

Investing transactions:
  Additions to property and equipment                                            (63,124)      (87,992)
  Proceeds from sale of property and equipment                                        70            28
  Other                                                                                5           (20)
                                                                             ------------- -------------

    Net cash from (used by) investing transactions                               (63,049)      (87,984)

Financing transactions:
  Proceeds from sale of common stock to
    Employee Savings Plan                                                            967           638
  Proceeds from exercise of stock options including
    related tax benefit                                                            1,431         2,888
  Repayment of debt                                                                 (200)       (3,282)
  Net proceeds from revolving/swingline loan                                      25,000             0
                                                                             ------------- -------------
    Net cash from financing transactions                                          27,198           244

    Net increase (decrease) in cash                                                1,062          (945)

    Cash at beginning of period                                                    3,408         4,181
                                                                             ------------- -------------

    Cash at end of period                                                         $4,470        $3,236
                                                                             ============= =============



























See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ended March 31, 1996 Form 10-K. Net sales and operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all significant intercompany amounts and transactions have been eliminated.

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition

Results of Operations

Net sales for the quarter and nine months ended December 31, 1996, were $143.6 million and $399.5 million, a decrease of $16.5 million or 10% and $73.8 million or 16%, respectively, from the comparable periods of the prior year. The decrease in net sales was primarily attributable to the favorable average selling price experienced in fiscal year 1996 as compared to fiscal year 1997 during which prices returned to the historical rate of decline and the reduced sales volume due to the industry-wide inventory correction. Sales of surface-mount capacitors for the quarter and nine months ended December 31, 1996, were $107.4 million and $285.7 million, a decline of 8% and 13%, respectively, from comparable prior year periods and sales of leaded capacitors declined 16% and 22% to $36.2 million and $113.8 million. The sales decline was experienced in both domestic and export markets for the quarter and nine months ended December 31, 1996, compared to the comparable prior years periods with domestic sales declining 11% and 16% to $83.3 million and $233.3 million, respectively, and export sales declining 9% and 16% to $60.3 million and $166.2 million.

Sales of $143.6 million were up sequentially for the quarter ended December 31, 1996, as compared to $130.2 million for the prior quarter ended September 30, 1996. Sales of surface-mount capacitors were $107.4 million for the third quarter of fiscal year 1997, up 17% from $91.6 million reported for the second quarter of fiscal year 1997, while sales of leaded capacitors were $36.2 million versus $38.6 million for the prior quarter. Sales did increase sequentially in both the domestic and export markets with domestic sales improving 9% to $83.3 million and export sales increasing 12% to $60.3 million for the quarter ended December 31, 1996 as compared with the quarter ended September 30, 1996.

Cost of sales, exclusive of depreciation for the quarter and nine months ended December 31, 1996, were $99.1 million and $271.1 million, respectively, as compared to $106.6 million and $321.5 million for the quarter and nine months ended December 31, 1995. As a percentage of net sales, cost of sales, exclusive of depreciation was 69% and 68% for the quarter and nine months ended December 31, 1996, respectively, as compared to 67% and 68% for the comparable periods of the prior year. The increase in cost of sales as a percentage of sales was attributable to a decline in average selling price from fiscal year 1996 to fiscal year 1997 as discussed above and production inefficiencies associated with reduced capacity utilization rates. The effect of the decline in prices and production inefficiencies was partially offset by the benefits realized from the movement of certain production operations to lower cost manufacturing facilities in Mexico and cost containment actions implemented in the prior quarters, including the savings associated with the early retirement incentive program which was effective August 1, 1996.

Selling, general and administrative expenses for the quarter and nine months ended December 31, 1996 were $11.7 million and $34.7 million (8% and 9% of net sales), respectively, as compared to $10.2 million and $31.1 million (7% and 6% of net sales) for the comparable periods of the prior year. The increase in selling, general and administrative expenses is primarily due to increased marketing expenses.

Research, development and engineering expenses for the quarter and nine months ended December 31, 1996, were $5.0 million and $15.4 million, respectively, as compared to $4.9 million and $14.0 million for the prior comparable periods. The increase reflects the Company's continued development of new products and processes and the continued enhancement of manufacturing systems.

Depreciation and amortization expense for the quarter and nine months ended December 31, 1996, were $8.6 million and $24.8 million as compared to $7.9 million and $23.9 million for the comparable periods of the prior year. The slight increase is due to additional capital expenditures in the current year.

The Company recorded a pretax charge of $15.4 million ($9.9 million after tax) in the quarter ended September 30, 1996, in connection with an early retirement incentive program which is included in the nine month period ended December 31, 1996. The program reduced the U.S. hourly and salaried workforce by 409 people, which is expected to result in an annualized cost savings of approximately $15.0 million.

Operating income for the quarter and nine months ended December 31, 1996, was $19.3 million and $53.5 million, respectively, compared to $30.6 million and $82.7 million for the comparable periods in the prior year. The decline resulted primarily from the decrease in sales and the early retirement incentive program as discussed above.

Operating income for the quarter ended December 31, 1996, of $19.3 million was up sequentially from $17.3 million (excluding the early retirement incentive program costs) reported in the quarter ended September 30, 1996.

Income tax expense totaled $5.2 million and $10.6 million for the quarter and nine months ended December 31, 1996 (30% and 32% of earnings), respectively, compared to income tax expense of $10.3 million and $27.7 million (37% and 38% of earnings) for the quarter and nine months ended

December 31, 1995. The decrease in the effective rate for the quarter and nine months ended December 31, 1996, was primarily the result of increased foreign sales corporation benefits and lower effective state tax rates.

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

Cash flows from operating activities for the nine months ended December 31, 1996, were $36.9 million compared with a $86.8 million for the nine months ended December 31, 1995. The decline in cash flows was primarily a result of lower net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

Capital expenditures were $63.1 million for the nine months ended December 31, 1996 compared to $88.0 million for the nine months ended December 31, 1995. Expenditures were primarily used for expanding production capabilities of the tantalum and ceramic surface-mount product lines.

During the nine months ended December 31, 1996, the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $24.8 million which consisted primarily of the financing of capital expenditures. The Company had unused availability under its revolving credit facilities as of December 31, 1996, of approximately $72.0 million.

On November 6, 1996, the Company and the Internal Revenue Service (IRS) finalized a settlement involving adjustments on the Company's consolidated income tax returns for fiscal years 1989 through 1992. The adjustments to the consolidated income tax return primarily involved the partial disallowance of amortization of a non-compete agreement. The total tax including interest associated with the settlement amounted to approximately $1.7 million. Also, in relation to the final settlement with the IRS, the Company reduced goodwill and tax liabilities by approximately $13.4 million for income taxes it had reserved pending resolution of the audit.

The Company believes its strong financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. In addition, the Company has the flexibility to meet short-term working capital and other temporary requirements through the utilization of borrowings under its credit facilities.
From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's 1996 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as reported in the Company's Form 10-K for the fiscal year ended March 31, 1996 under the caption "Item 3. Legal Proceedings" and Form 10-Q for the quarters ended June 30, 1996 and September 30, 1996, under the caption "Part II - Other Information", the Company is not currently a party to any material pending legal proceedings, other than routine litigation incidental to the business of the Company.

Item 2.  Change in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On January 29, 1997, the Board of Directors of the Company adopted Restated By-Laws effective January 29, 1997. A copy of the Restated By-Laws is filed as an exhibit hereto and incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

3.1 Restated By-Laws

11.1  Computation of Per Share Earnings.

(b)  Reports on Form 8-K.

None.

                                Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: February  , 1997


                              KEMET Corporation




                              /S/ J.J. Jerozal
                              J.J. Jerozal
                              Chief Financial Officer and
                              Treasurer
                              (Principal Accounting and
                              Financial Officer)