Form 10-K
period 1997-03-31
KEMET CORP
filed 1997-06-26
CIK 887730

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 31, 1997
                                    or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the transition period from                         to
                              -------------------------  ----------------------
Commission file Number           0-20289
                            KEMET Corporation
          (Exact name of registrant as specified in its charter)
           Delaware                                    57-0923789
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

2835 KEMET Way, Simpsonville, South Carolina                   29681
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:  (864)963-6300

Securities registered pursuant to Section 12(g) of the Act:
Title of each class                   Name of each exchange on which registered

------------------------------------  -----------------------------------------

------------------------------------  -----------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $.01 Par Value
------------------------------------------------------------------------------
                             (Title of class)
Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                [ x ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 16, 1997, computed by reference to the closing sale price of the registrant's Common Stock was approximately $687,850,506.

Number of shares of each class of Common Stock outstanding as of June 16, 1997:
Common Stock, $.01 Par Value                                   38,902,250
Non-Voting Common Stock, $.01 Par Value                         1,096,610
                  DOCUMENTS INCORPORATED BY REFERENCE
   1.Portions of the definitive Proxy Statement relating to the annual meeting of Stockholders to be held on July 23, 1997: Part III

PART I

ITEM 1.  BUSINESS

General

KEMET Corporation and its subsidiaries ("KEMET" or the "Company") is the largest manufacturer of solid tantalum ("tantalum") capacitors in the world and the second largest manufacturer of multilayer ceramic ("ceramic") capacitors in the United States. According to industry sources, tantalum and ceramic capacitors are the two fastest growing segments of the United States capacitor industry. During fiscal year 1997, KEMET shipped approximately 14.7 billion capacitors and approximately 35,000 different types of capacitors; with "types" being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking and packaging. Capacitors store, filter and regulate electrical energy and current flow and are found in virtually all electronic applications and products. The Company's capacitors are used in a wide variety of electronic applications, including communication systems, data processing equipment, personal computers, automotive electronic systems, and military and aerospace systems. KEMET markets its capacitors to a diverse and growing number of original equipment manufacturers ("OEMs") as well as a worldwide network of distributors. KEMET's largest customers include Alcatel; Compaq Computer; Ford Motor Company; General Motors Corporation; Hewlett-Packard Company; Lucent Technologies (formerly American Telephone & Telegraph Company); Motorola Inc.; SCI Systems, Inc.; Siemens; and TTI, Inc.

Since its divestiture from Union Carbide ("UCC") in December 1990, the Company has pursued one distinct vision: To establish a distinctive competence which differentiates KEMET as the unquestioned Best-In-Class supplier. The core values that support this vision are: Best Trained and Motivated People, Company-Wide Quality Concept (as evidenced by ISO 9000 and QS-9000 registration at all of KEMET's manufacturing plants), an "Easy To Buy From" philosophy (supported by the Company's direct sales force and executed by KEMET's Key Account Teams), Lowest Cost Producer (by achieving significant production cost savings through the focused plant concept and the transfer to and expansion of manufacturing operations in Mexico where the Company can take advantage of lower overall costs) and Leading Edge of Technology (as evidenced by the Company's continued increase in expenditures for new product development and the design and development of new machinery and equipment).

Background of Company

KEMET's operations began in 1926 as a business of Union Carbide Corporation ("UCC") to manufacture component parts for vacuum tubes. As vacuum tubes were gradually replaced by solid-state transistors, the Company changed its manufacturing focus from vacuum tube parts to tantalum capacitors, and later added ceramic capacitors, to meet the expected need for capacitors in electronic circuit boards. The Company entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, the Company was the United States' market leader in tantalum capacitors, a position which it still holds in an industry consisting of four major tantalum capacitor manufacturers. In 1969, the Company began production of ceramic capacitors as one of approximately 35 United States manufacturers. Within five years, the Company was the second largest United States manufacturer of ceramic capacitors, a position which it still holds in a market consisting of five major capacitor manufacturers.

The Company was formed in 1990 by certain members of the Company's current management, Citicorp Venture Capital, Ltd. ("CVC"), and other investors to acquire the outstanding common stock of KEMET Electronics Corporation from Union Carbide Corporation.

Public Offerings and Recapitalization

In October 1992, the Company completed an initial public offering of its Common Stock and a related recapitalization to simplify its capital structure. In June 1993, the Company completed an additional public offering of Common
Stock and used the net proceeds to reduce outstanding indebtedness.

Stock Split

On September 6, 1995, the Board of Directors declared a two-for-one stock split whereby one additional Common Share, par value $.01, was issued for each common share outstanding to shareholders of record on September 13, 1995. All share and per share data appearing in the consolidated financial statements and notes thereto have been restated to reflect the stock split.

Refinancing of Outstanding Senior Debt

On October 18, 1996, the Company refinanced the entire balance of its outstanding revolving credit facility and swingline credit facility with new credit facilities totaling $175.0 million. These new credit facilities, each of which has a term of five years, include a $165.0 million revolving credit facility and a $10.0 million swingline credit facility.

Industry Description

The Company estimates that worldwide capacitor consumption was approximately $14.4 billion in 1996, with tantalum and ceramic capacitors comprising approximately 33%. According to industry sources, in 1996 tantalum and ceramic capacitors accounted for approximately 60% of the $2.3 billion market for capacitors consumed in the United States and constitute the two fastest growing segments of the United States capacitor market. Capacitors store, filter and regulate electrical energy and current flow, and are one of the essential passive components used on circuit boards. Capacitors are found in virtually all electronic applications and products. Capacitors are used to alter the relationship of currents and voltages in a given electrical system, to filter or smooth out electrical signals where required, and to retard signals of low frequencies while permitting signals of higher frequencies to pass with minimal attenuation. Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the general demand for electronic products, which has been growing over the past several years.

Growth in the electronics market and corresponding growth in the capacitor market has been fueled by both the development of new electronic products, such as cellular phones, personal computers and electronic controls for engines and machinery, and increases in the electronic content of existing products, such as appliances, medical equipment and automobiles. For example, electronic circuit boards, and therefore capacitors, are now routinely integrated into automotive systems that until recently had been mainly mechanical in nature, including transmissions, brakes, ignitions and electronic fuel injection systems. Fluid monitors, pollution control systems and anti-theft devices also add to the electronic content and capacitor use in automobiles.

In response to the needs of OEMs to increase circuit board densities, decrease the size of electronic components and shift to more highly automated production techniques, the capacitor industry in general and KEMET in particular has increasingly shifted its manufacturing focus from traditional leaded capacitors toward surface-mount capacitors. In order to meet the increased demand for surface-mount capacitors the Company has invested $300.4 million in capital expenditures during the past five fiscal years, a substantial portion of which was spent to expand surface-mount manufacturing capacity. Surface-mounting allows capacitors and other electronic components to be soldered directly to a circuit board, rather than having lead wires passed through holes to be soldered on the reverse side of a board. This results in greater manufacturing efficiency by allowing capacitors to be mounted on both sides of a circuit board. In addition, surface-mount capacitors are generally smaller than similar leaded capacitors and allow for higher circuit board density.

Capacitors

Capacitors are electronic components consisting of conducting materials separated by a dielectric or insulating material (such as tantalum, ceramic, aluminum, film, paper and mica), which allows a capacitor to interrupt the flow of electrical current. They are divided between leaded and surface-mount capacitors, describing the method by which the capacitors are attached to the circuit board.

KEMET manufactures a full line of capacitors using two types of dielectrics, solid tantalum and multilayer ceramic. Most customers buy both tantalum and ceramic capacitors from the Company. The Company manufactures these types of capacitors in many different sizes and configurations. The Company produces leaded capacitors, which are attached to a circuit board using lead wires, and surface-mount capacitors, which are attached directly to the circuit board without lead wires. The Company is currently shipping approximately 65 million capacitors each business day.

The choice of capacitor dielectric is driven by the engineering specifications and application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, size and cost. Tantalum and ceramic capacitors continue to be the preferred dielectrics in new design applications, as compared to capacitors made of aluminum, film, mica, paper or ceramic disks. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and are best suited for applications requiring lower to medium capacitance values. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at higher capacitance values.

Management believes that sales of tantalum and ceramic capacitors will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets because technological breakthroughs in electronics are regularly expanding the number and type of applications for these products. Both tantalum and ceramic capacitors each have special properties valuable for surface-mount applications.

Leaded and Surface-Mount Capacitors

The Company's capacitors can be divided into two general groups, leaded and surface-mount, based on the method by which the capacitor is attached to the circuit board. Despite the differences in configuration between leaded and surface-mount capacitors, both types of capacitors rely on similar technology.

The manufacture of the internal capacitor element is the same whether it is ultimately incorporated into a leaded or surface-mount capacitor. Consequently, much of the know-how and some of the capital equipment required to produce these products is common. The primary distinction between leaded and surface-mount capacitors occurs in the assembly, testing and finishing stages, which utilize different equipment and processes. Surface-mount capacitors must be able to withstand temperatures up to 260 degrees C during circuit board assembly and are placed on circuit boards using high-speed automatic placement equipment. These requirements result in quality and process standards greater than those demanded for leaded components.

The Company believes it has taken advantage of the growth of the surface-mount capacitor market and is an industry leader in designing and marketing surface-mount capacitors. Demand has been gradually shifting from leaded to surface-mount capacitors because surface-mount capacitors are more commonly incorporated in new product designs which rely on higher density circuit boards. As a result, worldwide sales of leaded capacitors have been declining over the past five years and have been offset by an increase in worldwide sales of surface-mount capacitors. Consequently, although KEMET intends to make further capital investments in surface-mount manufacturing capacity to serve the growing needs of its customers, the Company's results of operations and growth prospects could be adversely affected in the event that the Company does not continue to increase its sales and production of surface-mount capacitors.

The following table shows the respective percentages of the Company's sales of surface-mount capacitors and leaded capacitors for the fiscal years ended March 31, 1995, 1996 and 1997.

                                      Net Sales
                               (dollars in millions)
                             Fiscal Years Ended March 31,
                        1995               1996              1997
                   SALES   PERCENT  SALES  PERCENT    SALES    PERCENT
Surface-mount      $293.5    62%   $444.5     70%     $399.8      72%
Leaded              179.7    38%    189.7     30%      155.5      28%
                   ------   ----   ------    ----     ------    ------
Total              $473.2   100%   $634.2    100%     $555.3     100%
                   ======   ====   ======    ====     ======    ======

Markets and Customers

KEMET's products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military and aerospace industries. Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the demand for electronic products. The Company is not dependent on any one customer or group of related customers. Only a single customer has accounted for over 10% of the Company's net sales during fiscal years 1995 and 1996 and two customers have accounted for over 10% in fiscal year 1997. The Company's top 50 customers accounted for approximately 83% of the Company's net sales during fiscal year 1997. Preferred supplier and similar long-term relationships with OEMs accounted for approximately 56% of the Company's net sales in fiscal year 1996 and fiscal year 1997.

KEMET produced approximately 8% of its capacitors under military specification standards sold for both military and commercial uses during fiscal year 1997. The Company does not sell any of its capacitors directly to the U.S. government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs which produce products principally for the military and aerospace industries accounted for less than 3% of its net sales during fiscal year 1997. Certain of the Company's other customers may also purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

KEMET's domestic sales, and most of its foreign sales, are made through the Company's approximately 100 direct sales employees. The Company's domestic sales staff is located in five regional offices, eleven local offices and ten satellite offices. A substantial majority of the Company's international sales are made through local sales offices in five European locations, five Far East locations, and two Canadian locations. There are also ten satellite offices in Europe, and one in Asia. The Company has recently opened new sales offices in Beijing and Shanghai, China. The Company also has independent sales representatives located in Australia, Argentina, Brazil, India, Israel, Mexico, South Africa, and South Korea.

KEMET markets and sells its products in its major markets with a direct sales force in contrast to its competitors which generally utilize independent commissioned representatives or a combination of representatives and direct sales employees. The Company believes its direct sales force creates a distinctive competence in the market place and has established an enviable relationship with its customers. With a global sales organization that is customer based and geographically independent, KEMET's direct sales personnel from around the world serve on KEMET Key Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a unique blend of accountability and responsibility to specific customer locations, guided by an overall account strategy for each key customer.

Electronic distributors are an important distribution channel in the electronics industry and accounted for approximately 33% and 29% of the Company's net sales in fiscal year 1996 and fiscal year 1997, respectively. In fiscal years 1995, through 1997, TTI, Inc., a distributor of passive components, accounted for more than 10% of net sales.

The Company's distributor policy includes the inventory price protection and "ship from stock and debit" programs common in the industry. The price protection policy protects the value of the distributors' inventory in the event the Company reduces its published selling price to distributors. The Company has established a rolling 12-month financial reserve for this program. The ship from stock and debit program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher priced inventory and debit the Company for the difference between KEMET's list price and the lower authorized price for that specific transaction. Each sale under this program requires specific authorization. The Company expenses these authorized discounts on a monthly basis and the expense is included in calculating net sales.

Foreign Sales

During fiscal year 1997, the Company exported approximately $230.6 million of capacitors representing approximately 42% of the Company's net sales. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company's capacitor market shares in European and Asian markets tend to be significantly lower than in the United States because some foreign electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company's export sales are made to foreign operations of United States manufacturers. The Company's European sales are denominated in local currencies and therefore a significant appreciation of the United States dollar against such foreign currencies would reduce the gross profit realized by the Company on its European sales as measured in United States dollars. Substantially all of the Company's European export shipments are made duty-paid, free delivery as required by local market conditions (see note 9 to Consolidated Financial Statements).

Inventory and Backlog

Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, to date cancellations have not been significant.


The backlog of outstanding orders for the Company's products was $84.6 million, and $74.1 million, at March 31, 1996 and 1997, respectively. The decrease was primarily a result of the additional manufacturing capacity brought on-stream by the Company and reduced industry lead times as well as the industry-wide inventory correction experienced in fiscal year 1997. The current backlog is expected to be filled during the next 12 months. Most of the orders in the Company's backlog may be canceled by its customers, in whole or in part, although sometimes subject to penalty.

Competition

The market for tantalum and ceramic capacitors is highly competitive worldwide. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs and few import barriers. Competitive factors that influence the market for the Company's products include product quality, customer service, technical innovation, pricing and timely delivery. The Company believes that it competes favorably on the basis of each of these factors.

The Company's major domestic competitors include AVX Corporation in the production of tantalum and ceramic capacitors and Vishay Intertechnology, Inc., in the production of tantalum and surface-mount ceramic capacitors. The Company's major foreign competitors include AVX Corporation in the production of tantalum and ceramic capacitors, Murata Manufacturing Company Ltd. and TDK Corporation in the production of ceramic capacitors, and NEC Corporation in the production of tantalum capacitors.

Cyclicality of Demand for Electronic Components

Capacitors are essential electronic components used on circuit boards in virtually all electronic products and applications and the demand for capacitors tends to reflect the demand for products in the electronics market. During the first half of fiscal year 1997, the growth rate for personal computers and cellular phones slowed and the slower end-use growth rate resulted in a reduction in demand for capacitors. This slower growth rate resulted in excess inventory accumulation by customers. Future changes in business cycles could adversely affect the Company's results.

Raw Materials

The principal raw materials used in the manufacture of the Company's products are tantalum powder, palladium and silver. These materials are considered commodities and are subject to price volatility. Tantalum powder is primarily purchased under annual contracts, while palladium and silver are primarily purchased on the spot and forward markets, depending on market conditions. For example, if the Company believes that prices are likely to rise, it may purchase a significant amount of its annual requirements on a forward delivery basis.

There are presently three suppliers that process tantalum ore into capacitor-grade tantalum powder. Management believes tantalum required by the Company has generally been available in sufficient quantities to meet requirements and that there are a sufficient number of tantalum processors relative to foreseeable demand; however, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that the Company may not be able to pass on to its customers.


Although palladium is presently found primarily in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase its palladium requirements. Although the palladium required by the Company has generally been available in sufficient quantities, the limited number of palladium suppliers could lead to higher prices and the inability of the Company to pass any increase on to its customers could have an adverse effect on the margin of those products in which the metal is used.

Silver has generally been available in sufficient quantities, and the Company believes there are a number of suppliers from which the Company can purchase its silver requirements.

Patents and Trademarks

At March 31, 1997, the Company held 27 United States and 87 foreign patents and four United States and 62 foreign trademarks. The Company does not generally engage in licensing technology or products, whether as licensor or licensee. The Company believes that the success of its business is not materially dependent on the existence or duration of any patent, license or trademark, other than the name "KEMET." The Company's engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company's manufacturing facilities and reduce costs.

Research and Development

Research and Development expenses were $20.8 million for fiscal year 1997 compared to $18.4 million for fiscal year 1996. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. The increase in research and development expense was primarily related to the continuing improvements in surface-mount production processes. Most of the Company's products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

Environmental

The Company is subject to various Mexican and United States federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals used and generated in manufacturing electronic components. Based on the annual costs incurred by the Company over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect upon the Company's capital expenditures, earnings or competitive position. The Company believes, however, that it is reasonably likely that the trend in environmental litigation and laws and regulations will continue to be toward stricter standards. Such changes in the law and regulations may require the Company to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on the Company's financial condition. See "Legal Proceedings" for a discussion of certain other environmental matters.

Employees

As of March 31, 1997, KEMET had approximately 10,700 employees, of whom approximately 4,800 were located in the United States, approximately 5,800 were located in Mexico, and the remainder were located in the Company's foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 4,400 hourly employees in Mexico represented by labor unions as required by Mexican law. In addition, the Company's labor costs in Mexico are denominated in pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company's labor costs in Mexico. The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

On June 5, 1996, the Company announced an early retirement incentive program for its U.S. hourly and salaried employees. The Company reduced the U.S. hourly and salaried workforce by 409 people with annualized cost savings of approximately $15 million. The total cost of the program was $15.4 million ($9.9 million after tax). The Senior Management of the Company was not eligible for the early retirement incentive.

ITEM 2.  PROPERTIES

KEMET is headquartered in Greenville, South Carolina, and has a total of 12 manufacturing plants located in the southeastern United States and Mexico. The manufacturing operations are in Greenville, Mauldin, Fountain Inn (which is being expanded by 70,000 square feet) and Greenwood, South Carolina; Shelby, North Carolina; and Matamoros and Monterrey, Mexico. The Company's existing manufacturing and assembly facilities have approximately 1.5 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under the program is afforded certain duty and tax preferences and incentives on products brought back into the United States.

The Company has operated in Mexico since 1969 and approximately 54% of its employees are located in Mexico. The Company's Mexican facilities in Matamoros are located within five miles of Brownsville, Texas, with easy access for daily shipments of work-in-process and finished products. The Company also has manufacturing facilities in Monterrey which commenced operations in 1991, and were expanded by 130,000 square feet in fiscal year 1997. In addition, the Company constructed a new manufacturing plant in Monterrey which comprises 240,000 square feet and was put in production in fiscal year 1997. The Company's manufacturing processes and standards, including compliance with applicable environmental and worker safety laws and regulations, are essentially identical in the United States and Mexico. The Company's Mexican operations, like its United States operations, have won numerous quality awards from their customers.

Each of the Company's manufacturing and assembly facilities produces one product or a family of closely related products. Management believes that this focused approach to manufacturing allows each facility to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which lead to overall reduced costs.

The Company has developed just-in-time manufacturing and sourcing systems.
These systems enable the Company to meet customer requirements for faster deliveries while minimizing the need to carry significant inventory levels. The Company continues to emphasize flexibility in all of its manufacturing operations to improve product delivery response times.

Management believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs for leaded capacitors. The Company continues to add capacity to meet its projected manufacturing and distribution needs for surface-mount capacitors.

The following table provides certain information regarding the Company's principal facilities:

                                                                                   Date Constructed,
                                                                                      Acquired
                                Square     Type of     Description                 or First Occupied
Location                        Footage    Interest      of Use                     by the Company
-------------------------------------------------------------------------------------------------------
Greenville, South Carolina      359,015     Owned     Manufacturing/Headquarters         1963
Mauldin, South Carolina         109,696     Owned     Manufacturing                      1971
Matamoros, Mexico (1)           209,928     Owned     Manufacturing                      1977
Greenwood, South Carolina       108,210     Owned     Manufacturing                      1981
Shelby, North Carolina          115,266     Owned     Manufacturing                      1982
Fountain Inn, South Carolina    138,522     Owned     Manufacturing                      1985
Monterrey, Mexico (2)           508,500     Owned     Manufacturing                      1991
Matamoros, Mexico                51,257     Owned     Manufacturing                      1985
Mauldin, South Carolina          80,000     Leased    Distribution/Storage               1976
Brownsville, Texas               60,000     Leased    Shipping/Distribution              1992

(1) Includes three separate facilities.
(2) Includes three separate facilities.

ITEM 3.  LEGAL PROCEEDINGS

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) and certain analogous state laws, impose retroactive, strict liability upon certain defined classes of persons associated with releases of hazardous substances into the environment. Among those liable under CERCLA (known collectively as "potentially responsible parties" or "PRPs") is any person who "arranged for disposal" of hazardous substances at a site requiring response action under the statute. While a company's liability under CERCLA is often based upon its proportionate share of overall waste volume or other equitable factors, CERCLA has been widely held to permit imposition of joint and several liability on each PRP. The Company has periodically incurred, and may continue to incur, liability under CERCLA and analogous state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a PRP at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a "de minimis" party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with Union Carbide in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company's financial condition. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

The Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company's quarter ended March 31, 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
The Common Stock is traded on the over-the-counter market and price and volume data are reported on the NASDAQ Stock Market (National Market) under the symbol "KMET". At the close of business on June 7, 1997, there were approximately 534 holders of record of the Company's Common Stock. The following table sets forth the high and low sale prices of the Common Stock as reported on the NASDAQ National Market System for the periods indicated (all per share prices have been restated to reflect the stock split effective on September 6, 1995):

                   HIGH        LOW
FISCAL 1997
First Quarter    $27.50      $15.625
Second Quarter    20.50       15.875
Third Quarter     23.875      18.00
Fourth Quarter    27.125      18.75

                   HIGH        LOW
FISCAL 1996
First Quarter    $28.50      $17.9375
Second Quarter    35.75       26.00
Third Quarter     36.125      20.75
Fourth Quarter    29.25       19.00

The Company has not declared or paid any cash dividends on its Common Stock since the acquisition. The Company currently intends to retain earnings to support its growth strategy and reduce indebtedness and does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the capital requirements, operating results and the financial condition of the Company from time to time. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" contained in this Form 10-K for fiscal year 1997.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           Years Ended March 31,
                                                     ------------------------------------------------------------
Dollars in Thousands Except Per Share Data                  1993        1994        1995        1996        1997
-----------------------------------------------------------------------------------------------------------------
Income Statement Data:
Net sales                                               $347,674    $385,064    $473,182    $634,171    $555,319
Operating income                                          38,842      36,756      63,130     120,430      62,415
Interest                                                  19,119       8,937       6,929       4,938       5,709
Net earnings before
  extraordinary item                                     $11,077     $16,746     $30,968     $65,198     $37,169
Extraordinary loss on
  extinguishment of debt                                   1,401       4,279       1,058         -          -
Net earnings                                              $9,676     $12,467     $29,910     $65,198     $37,169
----------------------------------------------------------------------------------------------------------------
Per Common Share Data:
Net earnings before extraordinary
  item per common share                                    $0.44       $0.45       $0.80       $1.67       $0.95
Extraordinary loss per common share (1)                     0.06        0.11        0.03         -           -
Net earnings per common share                              $0.38       $0.34       $0.77       $1.67       $0.95
Weighted average shares outstanding                   23,481,856  36,967,370  38,638,084  39,139,481  39,276,678
----------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets                                            $353,446    $362,083    $387,459    $489,828    $543,244
Working capital                                           25,299      43,331      30,315      33,008      63,068
Long-term debt                                           146,573     107,400      76,542      78,072     102,900
Stockholders' equity                                     $52,488    $108,467    $138,776    $211,940    $252,123
----------------------------------------------------------------------------------------------------------------
Other Data:
Cash flow from operating activities                      $35,162     $37,378     $83,963    $109,989     $55,818
Capital expenditures                                      23,124      29,336      42,818     120,328      84,755
Research and development                                  $8,463      $8,667     $13,145     $18,426     $20,753
----------------------------------------------------------------------------------------------------------------
(1)  The extraordinary loss for fiscal year 1993 of $1,401 (net of income tax benefit of $858) resulted from the early extinguishment of debt in connection with the initial public offering.  The extraordinary loss for fiscal year 1994 of $4,279
(net of income tax benefit of $2,593) was incurred in connection with the additional public offering and the refinancing of the Company's senior bank debt.  In fiscal year 1995, the Company refinanced its outstanding senior debt and incurred an extraordinary loss of $1,058 (net of income tax benefit of $697).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Comparison of Fiscal Year 1997 to Fiscal Year 1996

Net sales for the fiscal year 1997 were $555.3 million, a decrease of $78.9 million or 12% from fiscal year 1996. The decreases in net sales was primarily attributable to the favorable average selling prices experienced in fiscal year 1996 as compared to fiscal year 1997 during which prices returned to the historical rate of decline, reduced sales volumes due to the industry-wide inventory correction and the decline in demand for electronic components by personal computer and telecommunication manufacturers in the first half of fiscal year 1997. Sales of surface-mount capacitors for the fiscal year 1997 were $399.8 million, a decline of $44.7 million or 10% as compared to fiscal year 1996, and sales of leaded capacitors declined 18% to $155.5 million. The sales decline was experienced in both domestic and export markets with domestic sales declining 12% to $324.7 million and export sales declining 14% to $230.6 million.

Cost of sales, exclusive of depreciation for the year ended March 31, 1997, was $377.5 million as compared to $415.6 million. As a percentage of net sales, cost of sales, exclusive of depreciation, for fiscal year 1997 was 68% as compared to 66% for the fiscal year 1996. The increase in cost of sales as a percentage of net sales was attributable to a decline in average selling prices from fiscal year 1996 to fiscal year 1997 as discussed above and less favorable production efficiencies associated with reduced capacity utilization rates. The effect of the decline in prices and less favorable production efficiencies was partially offset by the benefits realized from the movement of certain production operations to lower cost manufacturing facilities in Mexico and cost containment actions implemented in the prior quarters, including the savings associated with the early retirement incentive program which was effective August 1, 1996.

Selling, general and administrative expenses for the year ended March 31, 1997, were $45.7 million as compared to $42.1 million for the year ended March 31, 1996. The increase in selling, general and administrative expense was primarily due to an increase in marketing expenses and the expense associated with the installation of a world-wide "intranet" communications system. The Company's marketing philosophy is unique among capacitor manufacturers. KEMET employs a direct sales force to sell its products versus exclusive use of independent manufacturers representatives. This results in sales force expense being relatively constant over time, and in a period of declining sales will tend to increase selling expense as a percentage of sales.

Research, development and engineering expenses were $20.8 million for the fiscal year 1997 compared to $18.4 million for the fiscal year 1996. The increase reflects the Company's continued commitment to supporting and enhancing the growth of its surface-mount capacitor manufacturing capacity. The Company also continued to invest to improve product performance and production efficiencies.

Depreciation and amortization for fiscal year 1997 was $33.5 million, a decrease of $4.1 million, or 11%, from $37.6 million for fiscal year 1996. During fiscal year 1996 the Company reviewed the estimated useful lives of certain of the Company's older fixed assets. This resulted in an adjustment of $6.0 million of depreciation expense due to reducing certain older assets to salvage value and shortening the useful lives on certain assets. This was partially offset by depreciation expenses associated with increased capital expenditures.

The Company recorded a pretax charge of $15.4 million ($9.9 million after tax) in the quarter ended September 30, 1996, in connection with an early retirement incentive program. The program reduced the U.S. hourly and salaried workforce by 409 people, which is expected to result in an annualized cost savings of approximately $15.0 million.

Operating income was $62.4 million for fiscal year 1997 compared to $120.4 million for fiscal year 1996. The decrease resulted primarily from a decrease in net sales as discussed above.

Income tax expense for fiscal year 1997 was 32% of net earnings. The decrease from the federal statutory rate of 35% is primarily the result of increased foreign sales corporation benefits and lower state tax expense.

Comparison of Fiscal Year 1996 to Fiscal Year 1995

The company experienced an unusually high level of growth in net sales in fiscal year 1996. Net sales for fiscal year 1996 were $634.2 million, an increase of $161.0 million, or 34%, over net sales of $473.2 million for fiscal year 1995. The Company experienced growth in both the domestic and export markets with increases of 26% and 46%, respectively, over the prior fiscal year.

The growth in net sales reflected the Company's continued investment in production capacity to support the demand for surface-mount capacitors worldwide. Net sales of surface-mount capacitors of $444.5 million, a 51% increase over fiscal 1995 net sales of $293.5 million, continued to reflect the shift in equipment manufacturing assembly technology to achieve smaller size and lower cost. Surface-mount capacitors accounted for 70% of the Company's net sales in fiscal year 1996, an 8% increase over the prior fiscal year. Leaded product sales increased 6% in fiscal year 1996 over fiscal 1995. As surface-mount products become more available, the Company expects leaded products to resume the historical trend of declining demand over time.

During fiscal year 1996, a favorable shift in product line sales mix and a 26% growth in unit sales over the prior year, particularly in the surface-mount product lines, combined with an increase in average selling prices generated $37.4 million in additional revenue compared with the prior fiscal year. Electronic component suppliers and their customers offer the consumer more value for less money every year due to the cost reduction advantages of cumulative volume, known historically as the learning curve effect which creates a declining average selling price typical for the electronics industry. Based on this learning curve, the Company believes the favorable average selling price in fiscal year 1996 unusual and future average selling prices have returned to the historical rates of reduction.

In addition, component manufacturers, in response to capacity constraints that existed in prior years, have added additional capacity during the past year. This increase in manufacturing capacity has resulted in excess capacity which the Company expects will place additional competitive pressure on average selling prices in fiscal year 1997.

During the fourth quarter of fiscal year 1996 and the beginning of fiscal year 1997, the Company experienced an overall decline in orders received in both the ceramic and tantalum product lines. The Company believes this decline is primarily a result of excess inventory of both components and finished goods.

Cost of sales exclusive of depreciation was $415.6 million, or 65.5% of net sales, compared to $334.2 million, or 70.6% of net sales, for fiscal year 1995. The reduction in cost of sales as a percentage of sales was primarily due to the production efficiencies associated with the growth in unit volume, the increased average selling prices, and the favorable shift in product lines sales mix as discussed above. Approximately $8.3 million of product line relocation costs, primarily to Mexico were essentially offset by the favorable impact the peso exchange rate of approximately $6.0 million had on the Company's Mexican operations. In addition, the Company incurred an increase in distribution expense associated with higher sales volume and increased shipments to export markets as well as other miscellaneous costs which are not material.

Selling, general and administrative expenses were $42.1 million for fiscal year 1996, compared to $36.6 million for fiscal year 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 6.6% for fiscal year 1996 from 7.7% for fiscal year 1995. The decrease is primarily due to efficiencies resulting from increased sales volume.

The Company continued to demonstrate its commitment to invest in new products and technologies and its desire to enhance manufacturing efficiencies as reflected by a 40% increase in expenditures to $18.4 million in fiscal year 1996, a $5.3 million increase over the prior fiscal year.

Depreciation and amortization for fiscal year 1996 was $37.6 million, an increase of $11.4 million, or 43.5%, from $26.2 million for the same period last year. The increase primarily resulted from depreciation expense associated with increased capital expenditures. Also, during the year the Company reviewed the estimated useful lives of certain of the Company's older fixed assets. This resulted in an adjustment of $6.0 million of depreciation expense due to reducing certain older assets to salvage value and shortening the useful lives on certain assets purchased prior to 1985. Capital expenditures for property and equipment were $120.3 million in fiscal year 1996 compared to $42.8 million for fiscal year 1995, with approximately $90.0 million being invested in the expansion of surface-mount production capacity.

Operating income was $120.4 million for fiscal year 1996 compared to $63.1 million for fiscal year 1995. This increase resulted primarily from increased sales and manufacturing efficiencies as discussed above.

Other expense for fiscal year 1996 was $10.5 million consisting primarily of loss on disposal of property and equipment of $8.4 million, and expenses associated with the discounting of export receivables of $2.3 million.

Income tax expense for fiscal year 1996 was 38% of net earnings. The difference from the federal statutory rate of 35% is due to nondeductible amortization expenses and state income taxes which were partially offset by the benefit of a foreign sales corporation.

Quarterly Results of Operations

The following table sets forth certain quarterly information for the years ended March 31, 1996, and 1997. This information is unaudited and has not been reviewed by the Company's independent auditors in accordance with standards established by the American Institute of Certified Public Accountants but, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.


                                                             Fiscal Year ended March 31, 1996
                                                       First        Second        Third        Fourth
Dollars in Thousands Except Per Share Data            Quarter       Quarter       Quarter      Quarter(2)      Total
----------------------------------------------------------------------------------------------------------------------
Net sales                                             $152,534      $160,684      $160,126     $160,827       $634,171
Gross profit (exclusive of depreciation) (1)            47,542        50,853        53,485       66,719        218,599
Net earnings                                           $12,741       $14,948       $17,239      $20,270        $65,198
Net earnings per common share                            $0.33         $0.38         $0.44        $0.52          $1.67
Weighted average shares outstanding                 39,028,114    39,149,644    39,172,293   39,189,009     39,139,481

                                                             Fiscal Year ended March 31, 1997
                                                       First        Second        Third        Fourth
Dollars in Thousands Except Per Share Data            Quarter       Quarter       Quarter      Quarter          Total
----------------------------------------------------------------------------------------------------------------------
Net sales                                             $125,726      $130,192      $143,626     $155,775       $555,319
Gross profit (exclusive of depreciation) (1)            24,901        10,108        27,888       32,985         95,882
Net earnings                                           $ 9,725       $   273       $12,083      $15,088        $37,169
Net earnings per common share                            $0.25         $0.01         $0.31        $0.38          $0.95
Weighted average shares outstanding                 39,210,818    39,169,234    39,291,629   39,331,204     39,276,678


(1) Gross profit (exclusive of depreciation) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, product mix, the timing and expense of moving product lines to lower cost locations, and the relative mix of sales between distributors and original equipment manufacturers.
(2) During the fourth quarter of fiscal year 1996, the Company changed its estimate of the useful lives of certain fixed assets resulting in a decrease in net earnings per share of $0.09.

Liquidity and Capital Resources

The Company's liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations and borrowings under its bank credit facilities.

During fiscal year 1997, the Company generated $55.8 million in net cash from operating activities as compared to $110.0 million in fiscal year 1996. The decline in cash flow from operating activities was primarily a result of lower net income and the timing of cash flows from current assets and liabilities, such as accounts receivable, inventory, accounts payable, accrued liabilities and income taxes payable.

The Company invested $84.8 million in capital expenditures in fiscal year 1997, with approximately $58.0 million being invested in surface-mount manufacturing capacity. During fiscal year 1997 the Company expanded existing manufacturing space in Monterrey, Mexico, and constructed a new plant in Monterrey, which began production in the second quarter of fiscal year 1997. In addition, the Company is in the process of expanding its Fountain Inn, South Carolina plant by an additional 70,000 square feet which will be completed in fiscal year 1998. These expansions have positioned KEMET to satisfy the expected increase in demand for ceramic surface-mount capacitors.

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

The Company is subject to restrictive covenants which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt, cash flows, and net worth. At March 31, 1997, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

During fiscal year 1997, the Company's long-term debt increased $24.8 million which consisted primarily of the financing of capital expenditures. At March 31, 1997, the Company had unused availability under its revolving credit facility and its swingline credit facility of $70.0 million and $2.1 million, respectively.

Additional liquidity is generated by the Company through its accounts receivable discounting arrangements. On August 26, 1996, KEMET Electronics, S.A., a wholly-owned subsidiary of the Company, renewed its discounting agreement with Swiss Bank Corporation. All terms and conditions remain in full force and effect until September 30, 1997.

Also, in March 1997, KEMET Electronics, S.A. entered into a Purchase Agreement with the Union Bank of Switzerland through which KEMET Electronics S.A. may sell certain receivables not to exceed $20.0 million discounted at 1/2 of 1% above LIBOR. The Company has issued a guarantee in an amount up to but not exceeding $21.0 million.

The Company's discounting agreement with the Swiss Bank Corporation is subject to renewal on September 30, 1997, and its discounting agreement with Union Bank of Switzerland is an uncommitted credit facility with no fixed expiration date. If these discounting agreements are not renewed, all uncollected accounts receivable must be repurchased from the banks. Although the Company believes that the banks will extend their respective arrangements, the failure of the banks to extend the arrangements, or the failure of the Company to enter into comparable arrangements with different banks, could have a material effect on the Company's liquidity.

On November 6, 1996, the Company and the Internal Revenue Service (IRS) finalized a settlement involving adjustments on the Company's consolidated income tax returns for fiscal years 1989 through 1992. The adjustments to the consolidated income tax return primarily involved the partial disallowance of amortization of a non-compete agreement. The total tax including interest associated with the settlement amounted to approximately $1.7 million. Also, in relation to the final settlement with the IRS, the Company reduced goodwill and tax liabilities by approximately $13.4 million for income taxes it had established at the date of acquisition pending resolution of the audit. There was no earnings impact as a result of the settlement.

The Company presently has a total of seven manufacturing facilities in Matamoros and Monterrey, Mexico with approximately 54% of the Company's employees located there. In fiscal year 1997, the devaluation of the Mexican peso although favorable did not have a material impact on the Company's performance. There is no assurance that the devaluation will continue and any effect this might have on the future performance of the Company cannot be determined.

As discussed in Note 12 to the Consolidated Financial Statements, the Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including Workers' Compensation or work place safety cases and environmental issues, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company.

The Company believes its strong financial position will permit the financing of its business needs and opportunities. It is anticipated that ongoing operations will be financed primarily by internally-generated funds. In addition, the Company has the flexibility to meet short-term working capital and other temporary requirements through utilization of its borrowings under its bank credit facilities.

Safe Harbor Statement

The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1996. Many of the following important factors discussed below have been discussed in the Company's prior SEC filings.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET's actual results and could cause KEMET's actual consolidated results for the first quarter of fiscal year 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

A moderating growth rate in end-use products which incorporate the Company's products and the effects of a down-turn in the general economy or in general business conditions;

Underutilization of KEMET's plants and factories, or of any plant expansion or new plants, including, but not limited to, those in Mexico, resulting in production inefficiencies and higher costs; start-up expenses, inefficiencies, and delays, and increased depreciation costs in connection with the start of production in new plants and expansions; capacity constraints that could limit the ability to continue to meet rising demand for surface-mount capacitors;

Occurrences affecting the slope or speed of decline of the pricing curve for the Company's products, or affecting KEMET's ability to reduce product and other costs and to increase productivity; the effect of changes in the mix of products sold and the resulting effects on gross margins;

Difficulties in obtaining raw materials, supplies, power, natural resources, and any other items needed for the production of capacitors; the effects of quality deviations in raw materials, particularly tantalum powder and ceramic dielectric materials; the effects of significant price increases for tantalum or palladium, or an inability to obtain adequate supplies of tantalum from the limited number of suppliers;

The amount and rate of growth in the Company's selling, general and administrative expenses, and the impact of unusual items resulting from KEMET's ongoing evaluation of its business strategies, assets valuations and organizational structure;

The acquisition of fixed assets and other assets, including inventories and receivables; the making or incurring of any expenditures and expenses including, but not limited to, depreciation and research and development expenses; any revaluation of assets or related expenses; and the amount of and any changes to tax rates;

The effect of and changes in trade, monetary and fiscal policies, laws and regulations; other activities of governments, agencies and similar organizations; social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations; import and other charges or taxes; the ability or inability of KEMET to obtain, or hedge against, foreign currency; foreign exchange rates and fluctuations in those rates, particularly a strengthening of the U.S. dollar; nationalization; and unstable governments and legal systems, and intergovernmental disputes;

The costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); settlements, investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; adoptions of new or changes in accounting policies and practices and the application of such policies and practices;

The effects of changes within KEMET's organization, particularly at the executive officer level, or in compensation and benefit plans; the amount, type and cost of the financing which the Company has, and any changes to that financing; and

The effects of severe weather on KEMET's operations, including disruptions at manufacturing facilities; the effects of a disruption in KEMET's computerized ordering systems; and the effects of a disruption in KEMET's communications systems.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES
OF THE REGISTRANT

                                                                                                          Years with
Name                        Age                Position                                                   Company(1)
--------------------------------------------------------------------------------------------------------------------
David E. Maguire             62 Chairman, Chief Executive Officer and Director                                  38
Terry R. Weaver              45 President, Chief Operating Officer and Director                                  2
James J. Jerozal  (3)        53 Chief Financial Officer, Treasurer and Assistant Secretary                      31
Glenn H. Spears              58 Senior Vice President and Secretary                                             21
Kenneth L. Martin            55 Senior Vice President of Engineering and Quality                                12
D. Ray Cash                  48 Senior Vice President of Administration, Treasurer and Assistant Secretary      27
Donald A. Adams              52 Vice President of Manufacturing Mexico                                          21
Donald J. Poinsette          57 Vice President of Sales, Asia/Rest of the World                                 32
Edwin H. Bost, III           60 Vice President of Tantalum Product Management                                   31
Harris L. Crowley            47 Vice President and General Manager, Ceramic Capacitors                          22
Charles M. Culbertson        48 Vice President and General Manager, Tantalum Capacitors                         17
Larry W. Sheppard            53 Vice President of Human Resources                                               28
Raymond L. Beck              47 Vice President of Ceramic Product Management                                    26
Derek Payne                  60 Vice President/Managing Director of Europe                                      21
William W. Johnson           45 Vice President, Sales Worldwide                                                  5
James A. Bruorton            48 Vice President, Worldwide Distribution                                          24
Gary W. Robert               45 Chief Information Officer                                                        1
Charles E. Volpe (2)         59 Vice President and Director                                                     31
Stewart A. Kohl              41 Director                                                                         -
E. Erwin Maddrey, II         55 Director                                                                         -
Charles E. Corpening         32 Director                                                                         -
  (1)Includes service with UCC.
 (2) On March 15, 1996, Mr. Volpe relinquished his duties as President and Chief Operating Officer and was elected as a Vice
President and Mr. Weaver was promoted to President and Chief Operating Officer.  Effective March 31, 1996, Mr. Volpe retired from the Corporation, other than his capacity as a Vice President.
(3)   Effective April 10, 1997, Mr. Jerozal retired from the Corporation.

The Board of Directors of the Company is divided into three classes, as nearly equal in number as possible, having terms expiring at the annual meeting of the Company's stockholders for 1997 (comprised of Messrs. Volpe and Corpening), 1998 (comprised of Messrs. Maguire and Kohl) and 1999 (comprised of Messrs. Maddrey and Weaver). At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting are elected to serve for three-year
terms and until their successors are elected and qualified.   The directors
(other than directors that are employed by the Company or CVC and its affiliates) are entitled to an annual directors' fee of $20,000. Directors that are employed by CVC or its affiliates are entitled to an annual directors' fee of $8,000, and directors that are employed by the Company are not entitled to an annual directors' fee except Mr. Volpe who received $15,000 in fiscal year 1997. All directors are reimbursed for out-of-pocket expense incurred in connection with attending meetings.

There are three Committees of the Board of Directors: the Executive Committee, the Compensation Committee and the Audit Committee. The Executive Committee, which is currently composed of Messrs. Maguire, Volpe and Kohl, exercises the powers of the Board of Directors during intervals between Board meetings and acts as an advisory body to the Board by reviewing various matters prior to their submission to the Board. The Compensation Committee, which is currently composed of Messrs. Corpening, Kohl and Maddrey, reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the Company and grants all options to purchase Common Stock of the Company. The Audit Committee is currently composed of Messrs. Corpening, Kohl and Maddrey. Among other duties, the Audit Committee reviews the internal and external financial reporting of the Company, reviews the scope of the independent audit and considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments. The Company does not have a standing nominating committee.

Directors and Executive Officers

David E. Maguire, Chairman, Chief Executive Officer and Director, has served as Chairman of the Company since August 1992 and has served as Chief Executive Officer, President, and Director of the Company from December 1990 until October 1996. Mr. Maguire also served as Chairman, President and Chief Executive Officer of KEMET Electronics since April 1987. From January 1959 until April 1987, Mr. Maguire served in a number of capacities with the KEMET capacitor business of UCC, most recently as Vice President from June 1978 until April 1987.

Terry R. Weaver, President, Chief Operating Officer and Director, has served as President and Chief Operating Officer since March 1996 and was elected a Director in July 1996. Mr. Weaver joined the Company in January 1995 as Senior Vice President of Sales and Marketing and most recently served as Executive Vice President from October 1996 until March 1997. Mr. Weaver was previously a Vice President with Johnson Controls, Inc., a manufacturer of facility management and control systems, automotive seating, automotive batteries and plastic containers. During his tenure with Johnson Controls, Inc. he served in a variety of positions, including Sales Engineer, Branch Manager, Southeast Regional Manager, and VP/General Manager of the Electronic Systems unit.

James J. Jerozal, Chief Financial Officer, Treasurer, and Assistant Secretary, was named Chief Financial Officer, Treasurer and Assistant Secretary of the Company in December 1990 until his retirement on April 10, 1997. Mr. Jerozal had also served as Chief Financial Officer, Treasurer and Assistant Secretary of

KEMET Electronics since April 1987. From August 1966 until April 1987, Mr. Jerozal served in a number of capacities with UCC, most recently as Division Controller of the electronics division. Mr. Jerozal is also a director of the Wachovia Bank of South Carolina advisory board.

Glenn H. Spears, Senior Vice President and Secretary, was named such in October 1992. Mr. Spears had been Vice President and Secretary of the Company since December 1990 and had also served as Vice President and Secretary of KEMET Electronics since April 1987. From June 1977 until April 1987, Mr. Spears served in a number of managerial capacities with the KEMET capacitor business of UCC, including Director of Human Resources and Plant Manager.

Charles E. Volpe, Vice President and Director, was named a Director of the Company in December 1990. Mr. Volpe also served as Executive Vice President and Chief Operating Officer, and most recently served as President and Chief Operating Officer from October 1995 until his retirement on March 31, 1996 at which time Mr. Volpe remained as a Vice President. Mr. Volpe also served as Executive Vice President and Director of KEMET Electronics since April 1987. From August 1966 until April 1987, Mr. Volpe served in a number of capacities with the KEMET capacitor business of UCC, most recently as General Manager. Mr. Volpe is also a director of Sinter Metals, Inc. and Encad Inc.

Stewart A. Kohl, Director, was named a Director of the Company in May 1992. Mr. Kohl has been a Managing Partner in The Riverside Company, an investment company, since October 1993. Mr. Kohl was previously a Vice President of Citicorp North America, Inc. and has been employed by various subsidiaries of Citicorp North America, Inc. since 1988. Mr. Kohl also serves on the board of directors of Omega Polymer Technologies, Inc.; QDS Components, Inc.; the South Florida Newspaper Network, Inc.; and Shore Bank and Trust Company and Trend Holdings, Inc.

E. Erwin Maddrey, II, Director, was named a Director of the Company in May 1992. Mr. Maddrey has been President, Chief Executive Officer and a director of Delta Woodside Industries, Inc., a textile manufacturer, and its predecessors since 1984. Prior thereto, Mr. Maddrey served as President and Chief Operating Officer and director of Riegel Textile Corporation.

Charles E. Corpening, Director, was unanimously elected by members of the Board of Directors on January 29, 1995. Mr. Corpening is a Vice President of Citicorp Venture Capital, Ltd., a subsidiary of Citibank. Mr. Corpening joined Citicorp Venture Capital, Ltd. in December 1994. Mr. Corpening was previously a Vice President of Roundtree Capital Corporation, an investment company, since 1991. Mr. Corpening also serves on the board of directors of Chase Brass Industries, Inc.; Davco Restaurants, Inc.; This End Up, Inc. and Pursell Industries, Inc.

Other Key Employees

Kenneth L. Martin, Senior Vice President of Engineering and Quality, was named such in January 1996. Mr. Martin had been Senior Vice President of Engineering for the Company since October 1992. Prior thereto, Mr. Martin had been Vice President of Engineering for the Company since December 1990 and had also served as Vice President of Engineering for KEMET Electronics since April 1987.

D. Ray Cash, Senior Vice President of Administration, Treasurer and Assistant Secretary, was named such in April 1997. Mr. Cash had been Vice President of Administration for the Company since December 1990. Mr. Cash had also served as Vice President of Administration for KEMET Electronics since April 1987.

Prior thereto Mr. Cash had served in a number of different capacities with the KEMET capacitor business of UCC, most recently as Director of Administration. Mr. Cash also serves on the Board of Directors of Specialty Electronics, Inc.

Donald A. Adams, Vice President of Manufacturing, Mexico, was named such in October 1992. Mr. Adams had been Mexico Manufacturing Manager for the Company since December 1990 and had also served KEMET Electronics in that same capacity since April 1987. Mr. Adam has announced his retirement effective March 31, 1998.

Donald J. Poinsette, Vice President Asia/Rest of World was named such in August 1995. Mr. Poinsette has been Vice President of Sales, International since October 1992 and prior thereto had served as International Sales Manager for the Company since December 1990 and had served KEMET Electronics in that same capacity since April 1987. Mr. Poinsette has announced his retirement effective June 30, 1997.

Edwin H. Bost, III, Vice President of Tantalum Product Management, was named
such in January 1995.   Mr. Bost had been Vice President of Product Marketing
(Tantalum/Leaded Ceramics) since September 1993. Prior thereto, Mr. Bost had been Vice President of Product Marketing (Tantalum) since October, 1992. Prior to that time, Mr. Bost had been Product Marketing Manager (Tantalum) for the Company since December 1990 and had served KEMET Electronics in that same capacity since April 1987. Mr. Bost has announced his retirement effective March 31, 1998.

Harris L. Crowley, Jr., Vice President and General Manager, Ceramic Capacitors, was named such in January 1996. Mr. Crowley had been Vice President/General Manager of Ceramic Surface-Mount Capacitors since September, 1993. Prior thereto, Mr. Crowley had been Vice President of Product Marketing (Ceramics) since October, 1992. Prior to that time, Mr. Crowley had been Product Marketing Manager (Ceramics) for the Company since December, 1990 and had served KEMET Electronics in that same capacity since April 1987.

Charles M. Culbertson, Vice President and General Manager, Tantalum Capacitors, was named such in January 1996. Mr. Culbertson had been Vice President/General Manager of Tantalum Surface-Mount Capacitors since January 1996. Since June 1980, Mr. Culbertson has served in a number of engineering and management capacities with UCC and KEMET, including Process Engineering Manager and Tantalum Surface-Mount Capacitor Plant Manager.

Larry W. Sheppard, Vice President of Human Resources was named such in January 1995. Mr. Sheppard has served in various employee relations capacities with UCC and KEMET in Greenville, SC, and Columbus, GA, since December 1969.

Raymond L. Beck, Vice President of Ceramic Product Management, was named such in January 1995. Mr. Beck has served in various sales and marketing positions including Regional Sales Manager and Ceramic Surface-Mount Capacitor Product Manager with UCC and KEMET since October 1971.

Derek Payne, Vice President/Managing Director of Europe was named such in August 1995. Mr. Payne has been Managing Director for KEMET Electronics S.A., a wholly-owned subsidiary of KEMET Electronics Corporation, located in Geneva, Switzerland, since April 1988. Prior thereto, Mr. Payne held various sales and marketing positions with UCC and KEMET Electronics since March 1977.

William W. Johnson, Vice President, Sales Worldwide was named such in July 1996. Mr. Johnson was previously a plant manager with Vitramon, Incorporated, which was acquired by Vishay Intertechnology, Inc., a manufacturer and supplier of a broad line of passive electronic components. Also during his tenure with Vitramon, Incorporated, Mr. Johnson was Director of Sales and Marketing.

James A. Bruorton, Vice President, Worldwide Distribution, was named such in July 1996. Mr. Bruorton has served in various sales and marketing capacities with UCC and KEMET since September 1973.

Gary W. Robert, Chief Information Officer, was named such in January 1997. Mr. Robert was previously a Vice President - Information Systems with White-Rodgers, a division of Emerson Electric, a manufacturer of a wide variety of controls for heating, ventilation and air conditioning industries. During his tenure with Emerson Electric, he served as Corporate Director of I.S. Planning and Support and Manufacturing Systems Manager.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 23, 1997. The information specified in Item 402 (k) and (1) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 23, 1997, is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 23, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 23, 1997.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Board of Directors, acting through the Audit Committee of the Board, has responsibility for determining that management fulfills its duties in connection with the preparation of these financial statements. The Audit Committee meets periodically and privately with KPMG Peat Marwick LLP (the "Independent Auditors") and with the internal auditors to review matters relating to the quality of the financial reporting of the Company, the related internal controls, and the scope and results of the audit examinations. The Committee also meets with management and the internal audit staff to review the affairs of the Company.

To meet management's responsibility for the fair and objective reporting of the results of operations and financial condition, the Company maintains systems of internal controls and procedures to provide reasonable assurance of the reliability of its accounting records. These systems include written policies and procedures, a substantial program of internal audit and the careful selection and training of its financial staff.

The Company's Independent Auditors are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. Their audit has been made in accordance with generally accepted auditing standards.

(a) (1) Financial Statements

The following financial statements are filed as a part of this report:

Independent Auditors' Report
Consolidated Financial Statements:
  Consolidated Balance Sheets as of March 31, 1997 and 1996
  Consolidated Statements of Earnings for the years ended March 31, 1997, 1996 and 1995
  Consolidated Statements of Stockholders' Equity for the years ended March 31,
    1997, 1996, and 1995
  Consolidated Statements of Cash Flows for the years ended March 31, 1997,
    1996, and 1995
  Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.

None.

(a) (3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

10.35 Purchase Agreement between Union Bank of Switzerland and KEMET Electronics S.A., Geneva dated as of March 1, 1997.

11.1 Computation of Per Share Earnings.

23.3 Consent of Independent Auditors.

Exhibits Incorporated by Reference

The Exhibits listed below have been filed with the Commission and are incorporated herein by reference to the exhibit number and file number of such documents which are stated in parentheses.

3.3 Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

10.7.8 Twelfth amendment to the Purchase Agreement, as amended, by and between KEMET Electronics, S.A., Geneva, and Swiss Bank Corporation, Geneva, dated as of August 26, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.33 Credit Agreement, dated as of October 18, 1996, by and among KEMET Corporation, as borrower, Wachovia Bank of Georgia, N.A., as Agent, and ABN AMRO Bank N.V. Atlanta Agency, as Co-Agent, and the lenders set forth on the signature pages thereto. The registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the Credit Agreement upon request by the Commission (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
1996).

10.34 Swingline Note, dated as of October 18, 1996, between KEMET Corporation, as borrower, and Wachovia Bank of South Carolina, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.34.1 Guaranty Agreement, dated as of October 18, 1996, between KEMET Electronics Corporation, as guarantor, and Wachovia Bank of South Carolina, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

*10.35 Form of Severance Agreement for certain key employees as of August 1, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

* Denotes Employee Benefit Plan.

(b) Reports on Form 8-K.

No reports were filed on Form 8-K during the fiscal quarter ended March 31, 1997.

                     Independent Auditors' Report


The Board of Directors
KEMET Corporation:

We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 1996 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.



Greenville, South Carolina                              KPMG Peat Marwick LLP
April 21, 1997

                    KEMET CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          March 31, 1996 and 1997
                  Dollars in Thousands Except Per Share Data
                                                       1996           1997
                                                   ---------       --------
ASSETS
Current assets:
  Cash                                                $3,408          $2,188
  Accounts receivable, net (notes 10 and 11)          52,069          55,189
  Inventories:
     Raw materials and supplies                       31,981          35,880
     Work in process                                  27,748          39,373
     Finished goods                                   23,992          22,116
                                                   ---------       ---------
  Total inventories                                   83,721          97,369
Prepaid expenses                                       2,077           2,402
Deferred income taxes (note 7)                        13,973          12,552
                                                   ---------       ---------
  Total current assets                               155,248         169,700
Property and equipment, net (note 11)                267,541         319,509
Intangible assets, net (note 2)                       63,533          48,431
Other assets                                           3,506           5,604
                                                   ---------       ---------
  Total assets                                      $489,828        $543,244
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 3)       $270             $72
  Accounts payable, trade (note 10)                   73,030          62,159
  Accrued expenses (notes 5 and 11)                   35,063          29,310
  Income taxes (note 7)                               13,877          15,091
                                                   ---------       ---------
  Total current liabilities                          122,240         106,632
  Long-term debt, excluding
    current installments (note 3)                     78,072         102,900
  Other non-current obligations (note 4)              49,524          68,848
  Deferred income taxes (note 7)                      28,052          12,741
                                                   ---------       ---------
  Total liabilities                                  277,888         291,121

Stockholders' equity (notes 3 and 8):
  Common stock, par value $.01, authorized
    100,000,000 shares, issued and outstanding
    37,514,393 and 37,717,011 shares at
    March 31, 1996 and 1997, respectively                375             377
  Non-voting common stock, par value $.01,
    authorized 12,000,000 shares, issued and
    outstanding 1,096,610 at March 31, 1996
      and 1997                                            11              11
  Additional paid-in capital                         136,344         139,352
  Retained earnings                                   75,218         112,387
                                                   ---------       ---------
                                                     211,948         252,127
  Equity adjustments from foreign currency
  translation                                             (8)             (4)
                                                   ---------       ---------
  Total stockholders' equity                         211,940         252,123
                                                   ---------       ---------
Contingencies and commitments (notes 10 and 13)

  Total liabilities and stockholders' equity        $489,828        $543,244
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                                               KEMET CORPORATION AND SUBSIDIARIES
                                               Consolidated Statements of Earnings
                                            Dollars in Thousands Except Per Share Data
                                                                                          Years ended March 31,
                                                                                  --------------------------------
                                                                                      1995        1996        1997
                                                                                  --------------------------------
Net sales                                                                         $473,182    $634,171    $555,319
Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation                                    334,162     415,572     377,527
  Selling, general and administrative expenses                                      36,562      42,110      45,748
  Research and development                                                          13,145      18,426      20,755
  Depreciation and amortization                                                     26,183      37,633      33,467
  Early retirement costs (note 4)                                                     -           -         15,407
                                                                                 ---------   ---------   ---------
     Total operating costs and expenses                                           410,052     513,741     492,904
                                                                                 ---------   ---------   ---------
     Operating income                                                              63,130     120,430      62,415
Other expense:
  Interest expense                                                                   6,929       4,938       5,709
  Other expense                                                                      5,861      10,522       2,331
                                                                                 ---------   ---------   ---------
      Earnings before income taxes and extraordinary item                           50,340     104,970      54,375
Income tax expense (note 7)                                                         19,372      39,772      17,206
                                                                                 ---------   ---------   ---------
     Net earnings before extraordinary item                                        30,968      65,198      37,169
Extraordinary loss on early extinguishment of debt (net of income tax benefit of
      $697 in 1995) (note 1)                                                         1,058        -           -
                                                                                 ---------   ---------   ---------
            Net earnings                                                           $29,910     $65,198     $37,169
                                                                                 =========   =========   =========
Per common share information:
  Net earnings before extraordinary item per common share                            $0.80       $1.67       $0.95
  Extraordinary loss per common share                                                 0.03        -           -
                                                                                 ---------   ---------   ---------
   Net earnings per common share                                                     $0.77       $1.67       $0.95
                                                                                 =========   =========   =========
   Weighted average shares outstanding                                          38,638,084  39,139,481  39,276,678
                                                                                 =========   =========   =========
See accompanying notes to consolidated financial statements.

                                           KEMET CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Stockholders' Equity
                                                Dollars in Thousands
                                                                                                        Equity
                                                                                                      Adjustments
                                                                                                          from
                                                       Common                  Additional   Retained    Foreign      Total
                                                        Stock                   Paid-in     Earnings   Currency  Stockholders'
                                                   Shares    Amount  Warrant     Capital    (Deficit) Translation   Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                        37,596,482     $376    $147    $127,831   $(19,890)      $3       $108,467
Net earnings                                           -           -      -         -        29,910       15         29,925
Exercise of warrants                                418,504        4    (147)        145        -          -              2
Exercise of stock options (note 8)                   20,300       -       -          101        -          -            101
Tax benefit on exercise of stock options               -          -       -           61        -          -             61
Purchases of stock by Employee Savings Plan          20,476       -       -          220        -          -            220
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                        38,055,762     $380      -      128,358     10,020       18        138,776
Net earnings                                           -          -       -         -        65,198      (26)        65,172
Exercise of stock options (note 8)                  519,870        5      -        2,934        -          -          2,939
Tax benefit on exercise of stock options               -          -       -        4,192        -          -          4,192
Purchases of stock by Employee Savings Plan          35,371        1      -          860        -          -            861
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                        38,611,003     $386      -      136,344     75,218       (8)       211,940
Net earnings                                           -          -       -         -        37,169        4         37,173
Exercise of stock options (note 8)                  150,110        1      -          927        -          -            928
Tax benefit on exercise of stock options               -           -      -          911        -          -            911
Purchases of stock by Employee Savings Plan          52,508        1               1,170                              1,171
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                        38,813,621     $388      -     $139,352   $112,387      $(4)      $252,123
------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                                            KEMET CORPORATION AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                                  Dollars in Thousands
                                                                                   Years ended March 31,
                                                                          ------------------------------------
                                                                          1995            1996            1997
                                                                          ------------------------------------
Sources (uses) of cash:
Operating activities:
  Net earnings                                                          $29,910         $65,198        $37,169
  Adjustments to reconcile net earnings to net cash from
   operating activities:
      Depreciation and amortization                                      26,320          37,886         33,720
      Post retirement and unfunded pension                                  914           4,655         19,238
      Loss on sale and disposal of equipment                              4,985           8,424            705
      Deferred income taxes                                              (3,450)         (6,662)        (1,600)
      Extraordinary item                                                  1,755             -              -
      Changes in other non-current assets and liabilities                    75             180         (1,151)
  Change in assets and liabilities:
      Notes and accounts receivable                                     (10,564)         (3,206)        (3,120)
      Inventories                                                        (1,348)        (20,367)       (13,648)
      Prepaid expenses                                                      344            (665)          (325)
      Accounts payable, trade                                            21,684          16,580        (10,870)
      Accrued expenses and income taxes                                  13,338           7,966         (4,299)
                                                                       --------        --------       --------
                Net cash from operating activities                       83,963         109,989         55,819
                                                                       --------        --------       --------
Investing activities:
  Additions to property and equipment                                   (42,818)       (120,328)       (84,753)
  Proceeds from sale of property and equipment                              322              46             70
  Other                                                                      14             (26)             4
                                                                       --------        --------       --------
                Net cash used by investing activities                   (42,482)       (120,308)       (84,679)
                                                                       --------        --------       --------
 Financing activities:
  Net proceeds from refinancing                                          99,790             -              -
  Proceeds from sale of common stock to Employee Savings Plan               220             861          1,171
  Proceeds from exercise of stock options and warrants
    including related tax benefit                                           164           7,130          1,839
  Repayment of long-term debt                                          (140,093)           (245)          (270)
  Net proceeds from revolving/swingline loan                                -             1,800         24,900
                                                                       --------        --------       --------
                 Net cash provided (used) by financing activities       (39,919)          9,546         27,640
                                                                       --------        --------       --------
                 Net increase (decrease) in cash                          1,562            (773)        (1,220)

Cash at beginning of period                                               2,619           4,181          3,408
                                                                       --------        --------       --------
Cash at end of period                                                    $4,181          $3,408         $2,188
                                                                       ========        ========       ========

Supplemental Cash Flow Statement Information
--------------------------------------------

                                                                                 Years ended March 31,
                                                                      ------------------------------------------
                                                                           1995            1996            1997
                                                                      ------------------------------------------
Interest paid                                                             $6,967           $4,822         $6,550
                                                                      ==========       ==========      =========
Income taxes paid                                                        $15,978          $40,822        $15,283
                                                                      ==========       ==========     ==========
Reduction of goodwill and deferred taxes resulting from                   $ -             $  -           $13,390
  Internal Revenue Service Settlement                                 ==========       ==========     ==========

See accompanying notes to consolidated financial statements.

(1) Organization and Significant Accounting Policies

Nature of Business and Organization
KEMET Corporation and subsidiaries (the Company) is engaged in the manufacture and sale of solid tantalum and multilayer ceramic capacitors in the worldwide market under the KEMET brand name. The Company is headquartered in Greenville, South Carolina, and has twelve manufacturing plants located in South Carolina, North Carolina and Mexico. Additionally, the Company has wholly-owned foreign subsidiaries which primarily market KEMET's products in foreign markets.

Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
Revenue is recognized from sales when a product is shipped. A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors (See note 10).

Inventories
Inventories are stated at the lower of cost or market. The cost of most inventories is determined by the "first-in, first-out"(FIFO) method. Approximately 5% and 4% of inventory costs of certain raw materials at March 31, 1996 and 1997, respectively, have been determined on the "last-in, first-out"(LIFO) basis. It is estimated that if all inventories had been costed using the FIFO method, they would have been approximately $471 and $914 higher than reported at March 31, 1996 and 1997, respectively.

Property and Equipment
Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the respective leases. Expenditures for maintenance are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized.

Intangible Assets
Values assigned to patents and technology are based on management estimates and are amortized using the straight-line method over twenty-five years. Goodwill and trademarks are amortized using the straight-line method over a forty year period. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangibles balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of intangible impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

Other Assets
Other assets consist principally of the cash surrender value of life insurance.

Accounts Payable, Trade
Included in accounts payable, trade, are outstanding checks, net in the amounts of $13,251 and $7,171 at March 31, 1996 and 1997, respectively.

Deferred Income Taxes
Under the asset and liability method of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based Compensation
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans and transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The Company has adopted the disclosure-only provisions of statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

Concentrations of Credit Risk
The Company sells to customers located throughout the United States and the world. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. In the fiscal year ended March 31, 1996, one customer accounted for more than 10% of net sales and in the fiscal year ended March 31, 1997, two customers each accounted for more than 10% of net sales.

Foreign Currency Translations
The Company translated foreign currencies using year-end exchange rates to translate most foreign assets and liabilities and weighted average rates for the period to translate foreign income and expenses. Translation gains and losses arising from the conversion of the balance sheets of foreign entities into US dollars are deferred as adjustments to stockholders' equity. With respect to operations in Mexico, the functional currency is the US dollar, and any gains or losses from translating foreign denominated balances are included directly in income. Gains and losses arising from foreign currency transactions are also included directly in income.

Fair Value of Financial Instruments
The Company's Financial Instruments include accounts receivable, accounts payable, long-term debt and other financing commitments. The carrying values of such financial instruments approximates the fair market value determined as of March 31, 1997.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

(2) Intangible Assets
Intangible assets consist of the following (dollars in thousands):

                                             March 31,
                                        ---------------------
                                        1996          1997
                                    -----------   -----------
Goodwill                                $54,099       $40,709
Trademarks                               10,000        10,000
Patents and technology                   10,000        10,000
                                    -----------   -----------
                                         74,099        60,709
Accumulated amortization                 10,566        12,278
                                    -----------   -----------
                                        $63,533       $48,431
                                    ===========   ===========

In relation to a final settlement with the Internal Revenue Service ("IRS"), the Company reduced goodwill and tax liabilities by approximately $13,390 for income taxes it had established at the date of acquisition pending resolution of the IRS audit.

(3) Debt
A summary of long-term debt follows (dollars in thousands):

                                                             March 31,
                                                     -----------------------
                                                         1996         1997
                                                    -----------  -----------
Revolving loan, interest payable commencing
  on April 18, 1997, at rates from 5.67%
  to 5.70% due on October 18, 2001                          $-       $95,000
Swingline loan, interest payable monthly at
  a rate not to exceed prime minus 1%
  (7.07% at March 31, 1997)on October 18, 2001               -         7,900
Revolving loan, interest payable commencing on
  April 26, 1996, at rates ranging from 5.59%
  to 5.64% due on February 24, 2000                      78,000            -
Other                                                       342           72
                                                    -----------  -----------
                                                        $78,342     $102,972
Less current installments                                   270           72
                                                    -----------  -----------
Long-term debt, excluding current installments          $78,072     $102,900
                                                    ===========  ===========

On October 18, 1996, the Company refinanced the entire balance of its outstanding revolving credit facility and swingline credit facility with new credit facilities totaling $175,000. These new credit facilities, each of which has a term of five years, include a $165,000 revolving credit facility which bears interest at KEMET's option at either the base rate (or the bank's prime rate), the Euro-dollar rate (Adjusted London Interbank Offered Rate) plus the applicable margin or the Money Market rate (which is a rate quoted by an individual member or members of the bank group). The applicable spread over LIBOR is determined quarterly by the Consolidated Funded Debt to Consolidated Total Capital ratio (as defined in the Credit Agreement). In addition to the revolving credit facility, the Company has entered into a $10,000 swingline credit facility which bears interest at a rate not to exceed the higher of the bank's prime rate minus 1% and the Federal Funds rate plus .5%.

The Company is subject to restrictive covenants which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt, cash flows, and net worth. At March 31, 1997, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

The aggregate maturities of long-term debt subsequent to March 31, 1997, follow:
1998, $72, and 2002, $102,900.

(4)  Other Non-Current Obligations
Non-current obligations are summarized as follows (dollars in thousands):

                                                             March 31,
                                                       ----------------------
                                                          1996        1997
                                                       ----------  ----------
Unfunded projected pension benefit obligation (note 5)    $20,705     $34,691
Unfunded postretirement medical plans (note 6)             24,710      30,165
Other                                                       4,109       3,992
                                                       ----------  ----------
                                                          $49,524     $68,848
                                                       ==========  ==========

On June 5, 1996, the Company announced an early retirement incentive program for its U.S. hourly and salaried employees. The Company reduced the U.S. hourly and salaried workforce by 409 people with annualized cost savings of approximately $15 million (unaudited). The total cost of the program was $15,407 ($9,900 after tax). The Senior Management of the Company was not eligible for the early retirement incentive.

Included as a part of other non-current obligations is the Company's accrual for environmental liabilities. The Company's policy is to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated.

(5) Employee Pension and Savings Plans
The Company has a non-contributory pension plan (Plan) which covers substantially all employees in the United Stated who meet age and service requirements. The Plan provides defined benefits that are based on years of credited service, average compensation (as defined) and the primary social security benefit. The effective date of the Plan is April 1, 1987.

The cost of pension benefits under the Plan is determined by an independent actuarial firm using the "projected unit credit" actuarial cost method. Currently payable contributions to the plan are limited to amounts that are currently deductible for income tax reporting purposes, and are included in accrued expenses in the consolidated balance sheets.

Net pension expense included the following components (dollars in thousands):

                                                      Years ended March 31,
                                               --------------------------------
                                                  1995        1996       1997
                                               ---------- ----------- ---------
Service costs-benefits earned
  during the period                                $3,234     $3,179     $3,690
Interest cost of projected benefit
  obligation                                        4,304      4,614      5,857
Actual return on plan assets                       (2,780)    (7,806)    (6,000)
Net amortization and deferral                         222      4,742      2,123
                                               ---------- ----------- ---------
                                                   $4,980     $4,729     $5,670
                                               ========== =========== =========

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets (dollars in thousands):

                                                       March 31,
                                           ----------------------------
                                                1996            1997
                                           ------------     ------------
Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $35,073 and
  $50,664 at March 31, 1996 and 1997,
  respectively                                  $38,255          $54,281
                                           ------------     ------------
Projected benefit obligation for service
  rendered to date                               67,819           81,695
Less fair value of plan assets, primarily
  listed stocks and government bonds             46,360           51,642
                                           ------------     ------------
Projected benefit obligation in excess
  of plan assets                                 21,459           30,053
Unrecognized net losses resulting from
  plan amendment and other                       (2,538)            (449)

Unrecognized prior service cost                    (922)             789
                                           ------------     ------------
Total recorded obligation                        17,999           30,393

Less current portion                              1,175              972
                                           ------------     ------------
Non-current obligation                          $16,824          $29,421
                                           ============     ============

In the year ended March 31, 1996, the Company sponsored an unfunded Deferred Compensation Plan for key managers. This plan is non-qualified and provides certain key employees defined pension benefits which would equal those provided by the Company's non-contributory pension plan if the plan was not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code.

Net pension expense included the following components (dollars in thousands):

                                                     Years ended March 31,
                                               ----------------------------
                                                     1996            1997
                                               ------------    ------------
Service cost                                           $216           $232
Interest cost                                           477            548
Amortization of prior service costs,
  being amortized over participants'
  remaining service                                   2,803          1,323
                                               ------------    ------------
                                                     $3,496         $2,103
                                               ============    ============


The following table sets forth the status of the unfunded Deferred Compensation Plan for key managers and the amounts included in other long-term liabilities in the Company's consolidated balance sheets (dollars in thousands):

                                                       March 31,
                                              -------------------------
                                                1996              1997
                                              ----------     ----------
Actuarial present value of projected
  benefit obligation                              $7,032         $7,068
Actuarial losses                                    (372)          (342)
Unrecognized prior service costs                  (2,779)        (1,456)
                                              ----------     ----------
Accrued Pension Costs                             $3,881         $5,270
                                              ==========     ==========

A weighted average discount rate of 7.5% and 7.75% in 1996 and 1997, respectively, and a rate of increase in future compensation levels of 5.0% in both 1996 and 1997, were used in determining the actuarial present value of the projected benefit obligation of each of the above plans. The expected long-term rate of return on assets was 8.5% in 1996 and 1997. A weighted-average discount rate of 8.0% and 7.5% was used to determine the pension expense for 1996 and 1997, respectively.

In addition, the Company has a defined contribution plan (Savings Plan) in which all U.S. employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make annual matching contributions to the Savings Plan of 30% to 50% of salary reduction contributions up to 7.5% of compensation. The Company contributed the following amounts (dollars in thousands):

            Year ended March 31, 1995     $1,593
            Year ended March 31, 1996      1,709
            Year ended March 31, 1997      1,868

(6) Postretirement Medical and Life Insurance Plans
Net periodic postretirement benefit cost for the Company included the following components (dollars in thousands):

                                                Years ended March 31,
                                         -------------------------------
                                            1995         1996       1997
                                         --------- ---------- ----------
Service cost                                  $584       $690       $810
Interest cost                                1,465      1,574      2,037
Amortization of unrecognized items            (148)      (125)       -
                                        ---------- ---------- ----------
                                            $1,901     $2,139     $2,847
                                        ========== ========== ==========

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheet (dollars in thousands):

                                                             March 31,
                                                     ---------------------
                                                         1996        1997
                                                     ---------- ----------
Accumulated postretirement benefit obligation (APBO):
  Existing retirees                                      $9,807     $9,388
  Active employees                                       12,912     18,946
                                                     ---------- ----------
                                                         22,719     28,334
Unrecognized net gains                                    1,991      1,831
                                                     ---------- ----------
Obligation                                              $24,710    $30,165
                                                     ========== ==========

A weighted average discount rate of 7.5% and 7.75% in 1996 and 1997, respectively, and a descending medical trend rate from 10% to 7% and 9% to 7% in 1996 and 1997, respectively, were used in determining the actuarial present value of the APBO. A weighted average discount rate of 8.0% and 7.5% in 1996 and 1997, respectively, was used in determining the net periodic postretirement
benefit cost.   A 1% increase or decrease in the medical trend rate would
increase or decrease the APBO by approximately $1,129.

(7) Income Taxes
Income taxes (benefits) consist of the following (dollars in thousands):


                                           Federal     State      Total
                                        ----------- ----------- ----------
Year ended March 31, 1995:
Current, net of extraordinary benefit
  of $697                                  $19,871      $2,254     $22,125
Deferred                                    (2,859)       (591)     (3,450)
                                        ----------- ----------- ----------
                                           $17,012      $1,663     $18,675
                                        =========== =========== ==========
Year ended March 31, 1996:
Current                                     $42,605     $3,829     $46,434
Deferred                                     (6,042)      (620)     (6,662)
                                        ----------- ----------- ----------
                                            $36,563     $3,209     $39,772
                                        =========== =========== ==========
Year ended March 31, 1997:
Current                                     $18,148       $658     $18,806
Deferred                                     (1,450)      (150)     (1,600)
                                        ----------- ----------- ----------
                                            $16,698       $508     $17,206
                                        =========== =========== ==========

The rates of income taxes (benefits) were different than the amounts computed using the statutory income tax rate. A reconciliation of the statutory federal income tax rate follows:

                                                      Years Ended March 31,
                                                      ----------------------
                                                      1995   1996    1997
                                                      ------ ------ ------
Statutory federal income tax rate                      35.0%  35.0%  35.0%
State income taxes, net of federal taxes                2.4    2.0     .6
Foreign sales corporation                               (.6)  (1.3)  (3.8)
Goodwill amortization                                   1.0    1.3     .7
Other                                                    .7     .9   (0.9)
                                                      ------ ------ ------
Effective income tax rate before extraordinary item    38.5   37.9   31.6%
Extraordinary item                                     (1.4)    -      -
                                                      ------ ------ ------
Effective income tax rate                              37.1%  37.9%  31.6%
                                                      ====== ====== ======

Deferred income taxes (credit) reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

                                                       March 31,
                                                  --------------------
                                                  1996         1997
                                                 ----------  ----------
Gross deferred tax assets:
  Sales and product allowances                      $11,293      $9,961
  Medical benefits                                   10,077      12,047
  Pension benefits                                    7,713      12,922
  All other                                           3,499       3,437
                                                 ----------  ----------
                                                     32,582      38,367
                                                 ----------  ----------
Gross deferred tax liabilities:
  Depreciation and differences in basis             (28,352)    (32,790)
  Amortization of intangibles                       (18,309)     (5,766)
                                                 ----------  ----------
                                                    (46,661)    (38,556)
                                                 ----------  ----------
Net deferred income tax liability                  $(14,079)      $(189)
                                                 ==========  ==========

The net deferred income tax liability is reflected in the accompanying 1996 and 1997 balance sheets as a $13,973 and $12,552 current asset and a $28,052 and $12,741 non-current liability, respectively.

The Company anticipates that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the remaining deferred tax assets. Accordingly, no valuation allowance has been provided for in 1996 or 1997.

On November 6, 1996, the Company and the Internal Revenue Service finalized a settlement involving adjustments on the Company's consolidated income tax returns for fiscal years 1989 through 1992. The adjustments to the consolidated income tax return primarily involved the partial disallowance of amortization of a non-compete agreement. The total tax including interest associated with the settlement amounted to approximately $1,700. Also, in relation to the final settlement with the IRS, the Company reduced goodwill and tax liabilities by approximately $13,390 for income taxes it had established at the date of acquisition pending resolution of the audit.

(8) Stock Option Plans
The Company has two option plans which reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal year 1996 and 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):

                                                Years ended March 31,
                                              ------------------------
                                               1996              1997
                                              ------            ------
Net earnings - as reported                   $65,198           $37,169
Net earnings - pro forma                      64,883            36,146
Earnings per share - as reported                1.67               .95
Earnings per share - pro forma                 $1.66              $.92

The pro forma amounts indicated above recognize compensation expense on a straight line basis over the vesting period of the grant. The pro forma effect on net income for fiscal year 1996 is not representative of the pro forma effects on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   Years ended March 31,
                                                 -------------------------
                                                  1996              1997
                                                  --------       ---------
Expected life (years)                               5                 5
Interest rate                                       5.84%             6.14%
Volatility                                         23.8%             23.8%
Dividend yield                                      0.0%              0.0%

Under the 1992 Executive Stock Option Plan approved by the Company in April 1992, 952,560 options were granted to certain executives. In May 1992, the Company also approved the 1992 Key Employee Stock Option Plan, which authorizes the granting of options to purchase 1,155,000 shares of Common Stock. In addition, stockholders approved the 1995 Executive Stock Option Plan at the 1996 Annual Meeting. This plan provides for the issuance of options to purchase 1,900,000 shares of common stock to certain executives.

These plans provide that shares granted come from the Company's authorized but unissued common stock. The price of the options granted thus far pursuant to these plans are no less than 100% of the fair market value of the shares on the date of grant. Also, the options may not be exercised within two years from the date of grant and no options will be exercisable after ten years from the date of grant.

A summary of the status of the Company's three stock option plans as of March 31, 1995, 1996, and 1997, and changes during the years ended on those dates is presented below:

                                                               March 31,
                       ---------------------------------------------------------------------------------
                                     1995                        1996                     1997
--------------------------------------------------------------------------------------------------------
                                          Weighted-                   Weighted-               Weighted-
                                          Average                     Average                 Average
                             Shares       Exercisable     Shares      Exercisable    Shares   Exercisable
                                          Price                       Price                   Price
Fixed Options
--------------------------------------------------------------------------------------------------------
Options Outstanding
  at Beginning of Year       1,161,760   $ 5.586          1,352,870   $6.490       1,114,885  $13.362
Options Granted                211,410    11.310            281,885   32.125         281,330   19.250
Options Exercised              (20,300)    5.00            (519,870)   5.651        (150,110)   6.190
Options Canceled                     0                            0                   (6,270)  20.132
--------------------------------------------------------------------------------------------------------
Options Outstanding
  at End of Year             1,352,870     6.490          1,114,885  $13.362       1,239,835  $15.532
--------------------------------------------------------------------------------------------------------
Option Price Range
  at End of Year       $5.00 to 14.188              $5.00 to 32.125          $5.00 to 32.125
Option Price Range
  for Exercised Shares           $5.00               $5.00 to 5.715          $5.00 to 10.625
Options Available for
  Grant at End of Year         734,490                    2,402,505                2,121,175
Options Exercisable
  at Year-End                  188,900                      437,590                  679,590
Weighted-Average Fair
  Value of Options Granted
  During the Year                                             $8.64                    $5.42

The following table summarizes information about stock options outstanding at March 31, 1997:

                          Options Outstanding                             Options Exercisable
--------------------------------------------------------------------------------------------------------
Range of              Number      Weighted-Average                       Number
Exercisable      Outstanding at    Remaining       Weighted-Average  Exercisable at  Weighted-Average
Prices              3/31/97      Contractual Life   Exercise Price      3/31/97      Exercisable Price
--------------------------------------------------------------------------------------------------------
$5 to 5.715          488,600       6 Years              $5.53           488,600          $5.53
$10.625 to 14.188    190,990       8 Years              11.38           190,990          11.38
$32.125              279,245       9 Years              32.13
$19.25               281,000      10 Years              19.25
                 -----------                                         ----------
                   1,239,835                                            679,590
                 ===========                                         ==========

(9) Foreign Sales
The Company has wholly-owned foreign subsidiaries which primarily market products in foreign markets. Foreign sales by geographic region were as follows (dollars in thousands):

                                             Years ended March 31,
                                       -------------------------------------
                                          1995        1996        1997
                                      ----------   -----------   -----------
Europe                                   $85,280      $124,750      $101,061
Asia                                      78,456       114,564       104,932
Other                                     19,230        27,869        24,657
                                      ----------   -----------   -----------
     Total                              $182,966      $267,183      $230,650
                                      ==========   ===========   ===========

(10) Commitments
(a) The Company has agreements with distributor customers which, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the consolidated balance sheets as reductions in trade accounts receivable (note 11). The Company adjusts sales to distributors through the use of allowance accounts based on historical experience.

(b) A subsidiary of the Company sells certain receivables discounted at 1/2 of 1% above LIBOR, with a recourse provision not to exceed 5% of the face amount of the factored receivables. The Company has issued a joint and several guarantee in an amount up to but not to exceed $2,500 to guarantee this recourse provision. The Company transferred receivables and incurred factoring costs as follows (dollars in thousands):

                                                Years ended March 31,
                                 ---------------------------------------------
                                  1995                1996               1997
                                 ---------------------------------------------
Receivables transferred         $177,837        $256,131             $218,146
Factoring cost                    $1,530          $2,341               $2,109

Included in accounts payable, trade, is $22,469 and $19,046 at March 31, 1996 and 1997, respectively, which represents factored receivables collected but not remitted.

(c) Future minimum lease payments over the next five years under noncancelable operating leases at March 31, 1997, are as follows (dollars in thousands):

       1998               $11,609
       1999                 9,712
       2000                 6,694
       2001                 3,000
       2002                 1,449

Total rental expense under cancelable and noncancelable operating leases was as follows (dollars in thousands):

Year ended March 31, 1995  $ 5,877
Year ended March 31, 1996    8,333
Year ended March 31, 1997   11,653






































(11) Supplementary Balance Sheet Detail (dollars in thousands)

                                                             March 31,
                                                     -----------------------
                                                        1996        1997
                                                     ----------   ----------
Accounts receivable:
  Trade                                                 $58,194      $58,184
  Other                                                   4,251        4,004
                                                     ----------   ----------
                                                         62,445       62,188
Less:
  Allowance for doubtful accounts                           227          244
  Allowance for price protection and
    customer returns (note 10)                           10,149        6,755
                                                     ----------   ----------
                                                        $52,069      $55,189
                                                     ==========   ==========
Property and equipment, at cost      Useful Life
  Land and land improvements          10-20 years       $11,406      $11,789
  Buildings                           10-40 years        42,059       40,632
  Machinery and equipment              5-10 years       252,048      311,750
  Furniture and fixtures               3-10 years        20,510       22,186
  Construction in progress              -                57,539       78,276
                                                     ----------   ----------
                                                        383,562      464,633
Accumulated depreciation                                116,021      145,124
                                                     ----------  -----------
                                                       $267,541     $319,509
                                                     ==========  ===========
Accrued expenses:
  Pension costs (note 5)                                 $2,222       $3,890
  Salaries, wages and related employee costs             17,295       11,272
  Vacation                                                8,554        8,407
  Other                                                   6,992        5,741
                                                     ----------   ----------
                                                        $35,063      $29,310
                                                     ==========   ==========

(12) Legal Proceedings

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) and certain analogous state laws, impose retroactive, strict liability upon certain defined classes of persons associated with releases of hazardous substances into the environment. Among those liable under CERCLA (known collectively as "potentially responsible parties" or "PRPs") is any person who "arranged for disposal" of hazardous substances at a site requiring response action under the statute. While a company's liability under CERCLA is often based upon its proportionate share of overall waste volume or other equitable factors, CERCLA has been widely held to permit imposition of joint and several liability on each PRP. The Company has periodically incurred, and may continue to incur, liability under CERCLA, and analogous state laws, with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a PRP at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a "de minimis" party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with Union Carbide in certain PRP initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company's financial condition. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

The Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers' compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company's financial condition or results of operations.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                KEMET Corporation
                                (Registrant)


Date:  June  , 1997             /S/ D.Ray Cash
                                D. Ray Cash
                                Senior Vice President of Administration,
                                Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June  , 1997              /S/ David E. Maguire
                                David E. Maguire
                                Chairman, Chief Executive Officer and Director


Date: June   , 1997             /S/ Terry R. Weaver
                                Terry R. Weaver
                                President and Chief Operating Officer and
                                Director

Date: June  , 1997              /S/ D. Ray Cash
                                D. Ray Cash
                                Senior Vice President of Administration,
                                Treasurer, and Assistant Secretary
                                (Principal Accounting and Financial Officer)

Date: June  , 1997              /S/ Charles E. Volpe
                                Charles E. Volpe
                                Vice President and Director

Date: June  , 1997              /S/ Stewart A. Kohl
                                Stewart A. Kohl
                                Director

Date: June  , 1997              /S/ E. Erwin Maddrey, II
                                E. Erwin Maddrey, II
                                Director

Date: June  , 1997              /S/ Charles E. Corpening
                                Charles E. Corpening
                                Director