Form 10-Q
period 1997-06-30
KEMET CORP
filed 1997-08-08
CIK 887730

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended June 30, 1997.

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

                              YES [X]  NO [ ]

Common Stock Outstanding at: August 7, 1997

Title of Each Class                               Number of Shares Outstanding
--------------------------------------------------------------------------------
Common Stock, $.01 Par Value                                     37,855,579
Non-Voting Common Stock, $.01 Par Value                           1,096,610

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                       KEMET CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   Dollars in Thousands Except Per Share Data

                                                                                      June 30,          March 31,
                                                                                        1997               1997
                                                                                     ----------         ----------
                                                                                     (unaudited)
ASSETS
Current Assets:
Cash                                                                                 $  4,802            $  2,188
Notes and accounts receivable (less allowances of $9,600 and $6,999
  June 30, 1997 and March 31, 1997, respectively)                                      51,809              55,189
Inventories:
     Raw materials and supplies                                                        37,347              35,880
     Work in process                                                                   43,179              39,373
     Finished goods                                                                    23,149              22,116
                                                                                     --------            --------
          Total inventories                                                           103,675              97,369
Prepaid expenses                                                                        2,123               2,402
Deferred income taxes                                                                  13,167              12,552
                                                                                     --------            --------
          Total current assets                                                        175,576             169,700
Property and equipment (less accumulated depreciation of $158,866 and
  $145,124 at June 30, 1997 and March 31, 1997, respectively)                         339,584             319,509
Intangible assets (less accumulated amortization of $12,682 and
  $12,278 at June 30, 1997 and March 31, 1997, respectively)                           48,028              48,431
Other assets                                                                            5,581               5,604
                                                                                     --------            --------
          Total assets                                                               $568,769            $543,244
                                                                                     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                             $ 10,000             $    72
  Accounts payable, trade                                                              67,258              62,159
  Accrued expenses                                                                     30,610              29,310
  Income taxes                                                                         10,435              15,091
                                                                                     --------            --------
          Total current liabilities                                                   118,303             106,632
Long-term debt, excluding current installments                                        101,200             102,900
Other non-current obligations                                                          67,250              68,848
Deferred income taxes                                                                  14,595              12,741
                                                                                     --------            --------
          Total liabilities                                                          $301,348            $291,121

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 37,806,931 and 37,717,011 shares at June 30, 1997 and
     March 31, 1997, respectively                                                         378                 377
  Non-voting common stock, par value $.01, authorized 12,000,000 shares,
     issued and outstanding 1,096,610 at June 30, 1997 and March 31, 1997                  11                  11
  Additional paid-in capital                                                          140,633             139,352
  Retained earnings                                                                   126,396             112,387
                                                                                     --------            --------
                                                                                      267,418             252,127
  Equity adjustments from foreign currency translation                                      3                  (4)
                                                                                     --------            --------
          Total stockholders' equity                                                  267,421             252,123
                                                                                     --------            --------
          Total  liabilities and stockholders' equity                                $568,769            $543,244
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

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED FINANCIAL STATEMENTS OF EARNINGS
                                 (Dollars in Thousands Except Per Share Data)

                                                     Three months ended
                                                           June 30,
                                                     -------------------
                                                  1997               1996
                                                 -----               -----
                                             (unaudited)          (unaudited)
Net Sales                                                                             $161,204            $125,726
Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation                                        110,587              84,842
  Selling, general and administrative expenses                                          12,136              11,201
  Research, development and engineering                                                  5,628               4,782
  Depreciation and amortization                                                          9,344               7,978
                                                                                       --------            --------
                                                                                       137,695             108,803

     Operating income                                                                   23,509              16,923


Other expense:
  Interest expense                                                                       1,512               1,253
  Other                                                                                  1,414                 358
                                                                                       --------            --------


     Earnings before income taxes                                                       20,583              15,312
Income tax expense                                                                       6,574               5,587
                                                                                       --------           --------

     Net earnings available for common shareholders                                     $14,009            $ 9,725
                                                                                       ========           ========
Per Common Share Information:


Net earnings per common share                                                             $0.36              $0.25
                                                                                        ========           ========
Weighted average shares outstanding                                                   39,351,152         39,210,818
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

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Dollars in Thousands

                                                       Three months ended
                                                             June 30,
                                                  ---------------------------
                                                   1997                1996
                                                  -----                -----
                                              (unaudited)         (unaudited)
Sources (uses) of cash:

  Net cash from operating activities                                                    $22,948             $(8,211)

Investing activities:
  Additions to property and equipment                                                   (29,851)            (30,290)
Proceeds from disposals of property                                                           0                  60
  Other                                                                                       8                  (7)
                                                                                       --------             --------

     Net cash used by investing transactions                                            (29,843)            (30,237)

Financing activities:
  Proceeds from employees savings plan                                                      486                 537
  Proceeds from exercise stock options including related tax benefit                        795                 271
  Repayment of long-term debt                                                               (72)                (65)
  Net proceeds from revolving/swingline loan                                              8,300              37,850
                                                                                        --------            --------


     Net cash provided financing transactions                                             9,509              38,593
                                                                                       --------            --------

     Net increase in cash                                                                 2,614                 145


     Cash at beginning of period                                                          2,188               3,408
                                                                                        -------            --------

     Cash at end of period                                                               $4,802              $3,553
                                                                                       ========            ========


























See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 1997 Form 10-K. Net sales and operating results for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all significant intercompany amounts and transactions have been eliminated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 1997 and Three Month Period Ended  June 30,
1996

Net sales for the three months ended June 30, 1997 were $161.2 million, an increase of 28% from net sales of $125.7 million for the three months ended June 30, 1996. The increase in first quarter net sales reflects the increased demand for surface-mount products. This demand was met by improving manufacturing processes and adding production capacity. Sales of surface-mount capacitors were $119.4 million for the first quarter of fiscal 1998, an increase of 38% from $86.6 million in the prior year's first quarter and sales of leaded capacitors increased 7% to $41.8 million from $39.1 million. Globally, sales increased significantly with domestic sales increasing 25% to $92.0 million and export sales increasing 33% to $69.2 million as compared to the prior year's first quarter.

Cost of sales, exclusive of depreciation, for the three months ended June 30, 1997 was $110.6 million compared to $84.8 million for the three months ended June 30, 1996. As a percentage of net sales, cost of sales, exclusive of depreciation, increased to 69% from 67% primarily as a result of a decline in selling prices offset in part by improvements in manufacturing efficiencies and continued efforts to reduce manufacturing costs.

Selling, general and administrative expenses for the three months ended June 30, 1997 were $12.1 million, or 8% of net sales, as compared to $11.2 million, or 9% of net sales, for the three months ended June 30, 1996. Selling, general and administrative expenses as a percent of sales decreased primarily as a result of efficiencies associated with the increased sales volume.

Research, development and engineering expenses for the three months ended June 30, 1997 were $5.6 million compared to $4.8 million for the three months ended June 30, 1996. The increase reflects the Company's continued investments in new products and technologies and the enhancement of manufacturing efficiencies.

Depreciation and amortization expense was $9.3 million for the three months ended June 30, 1997, as compared to $8.0 million from the prior year's first quarter and resulted primarily from increased capital expenditures over the past fiscal years.

Operating income for the three months ended June 30, 1997 was $23.5 million compared to $16.9 million for the three months ended June 30, 1996. The increase resulted primarily from the increase in net sales as discussed above.

Income tax expense was 32.0% and 36.5% of earnings for the three month periods ended June 30, 1997 and 1996, respectively. The decrease in the effective income tax rate was primarily the result of increased foreign sales corporation benefits and the implementation of various state tax savings strategies, which were put in place late in fiscal year 1997.

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

Cash flows from operating activities for the three months ended June 30, 1997 amounted to a surplus of $22.9 million compared with a deficit of $8.2 million for the three months ended June 30, 1996. The increase in cash flow was primarily a result of the increase in net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

Capital expenditures were $29.9 million for the three months ended June 30, 1997 compared to $30.3 million for the three months ended June 30, 1996. The Company is continuing to invest in key capital projects for the future with the majority of capital expenditures devoted to surface-mount production capacity.

During the three months ended June 30, 1997 the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $8.3 million which consisted primarily of the financing of capital expenditures. The Company had unused availability under its revolving credit facility as of June 30, 1997 of approximately $73.8 million.

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

Certain statements contained above may be forward looking statements involving risks and uncertainties discussed in detail in the Company's Securities and Exchange Commission filings and reports, including the Company's 1997 Annual Report to Stockholders. Actual results may vary due to these or other risks and uncertainties.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as reported above and in the Company's fiscal year ending March 31, 1997 Form 10-K under the caption "Item 3. Legal Proceedings", the Company is not currently a party to any material pending legal proceedings, other than routine litigation incidental to the business of the Company.

Item 2.  Change in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On July 23, 1997, at the Company's annual meeting, shareholders re-elected Charles E. Volpe and Charles E. Corpening as Directors of the Company to serve three-year terms. The Company's shareholders also approved the appointment of KPMG Peat Marwick LLP as independent public accountants for the fiscal year ending March 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

11.1     Computation of Per Share Earnings.

(b)  Reports on Form 8-K.

                         Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 8, 1997


                                      KEMET Corporation



                                      /S/ D.R. Cash
                                      --------------------------
                                      D.R. Cash
                                      Senior Vice President of Administration,
                                      Treasurer and Assistant Secretary
                                      (Principal Accounting and
                                      Financial Officer)