Form 10-Q
period 1997-09-30
KEMET CORP
filed 1997-11-12
CIK 887730

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

Form 10-Q

(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended September 30, 1997.

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

YES X  NO
Common Stock Outstanding at: November 10, 1997
Title of Each Class                              Number of Shares Outstanding
Common Stock, $.01 Par Value                                  38,000,226
Non-Voting Common Stock, $.01 Par Value                        1,096,610

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                 KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands Except Per Share Data)

                                                                                    September 30,        March 31,
                                                                                        1997               1997
                                                                                     ----------         ----------
                                                                                     (unaudited)
ASSETS
Current assets:
  Cash                                                                               $  3,145            $  2,188
  Notes and accounts receivable (less allowances of $9,708 and $6,999 at
   September 30, 1997 and March 31, 1997, respectively)                                56,447              55,189
  Inventories:
     Raw materials and supplies                                                        33,740              35,880
     Work in process                                                                   48,191              39,373
     Finished goods                                                                    23,122              22,116
                                                                                     --------            --------
          Total inventories                                                           105,053              97,369
Prepaid expenses                                                                        2,584               2,402
Deferred income taxes                                                                  13,029              12,552
                                                                                     --------            --------
          Total current assets                                                        180,258             169,700
Property and equipment (less accumulated depreciation of $167,174 and
  $145,124 at September 30, 1997 and March 31, 1997, respectively)                    359,086             319,509
Intangible assets (less accumulated amortization of $13,085 and
  $12,278 at September 30, 1997 and March 31, 1997, respectively)                      47,624              48,431
Other assets                                                                            5,587               5,604
                                                                                     --------            --------
          Total assets                                                               $592,555            $543,244
                                                                                     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current installments of long-term debt                            $  -               $     72
  Accounts payable, trade                                                              66,518              62,159
  Accrued expenses                                                                     34,934              29,310
  Income taxes                                                                          3,229              15,091
                                                                                     --------            --------
          Total current liabilities                                                   104,681             106,632
Long-term debt, excluding current installments                                        121,000             102,900
Other non-current obligations                                                          67,249              68,848
Deferred income taxes                                                                  15,527              12,741
                                                                                     --------            --------
          Total liabilities                                                          $308,457            $291,121

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 37,972,281 and 37,717,011 shares at September 30, 1997 and
     March 31, 1997, respectively                                                         380                 377
  Non-voting common stock, par value $.01, authorized 12,000,000 shares,
     issued and outstanding 1,096,610 at September 30, 1997 and March 31, 1997             11                  11
  Additional paid-in capital                                                          143,074             139,352
  Retained earnings                                                                   140,639             112,387
                                                                                     --------            --------
                                                                                      284,104             252,127
  Equity adjustments from foreign currency translation                                     (6)                 (4)
                                                                                     --------            --------
          Total stockholders' equity                                                  284,098             252,123
                                                                                     --------            --------
          Total  liabilities and stockholders' equity                                $592,555            $543,244
                                                                                     ========            ========





See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED FINANCIAL STATEMENTS OF EARNINGS
                                   (Dollars in Thousands Except Per Share Data)

                                                             Three months ended                  Six months ended
                                                               September 30,                       September 30,
                                                         -------------------------              ------------------
                                                          1997              1996                1997        1996
                                                         -----             -----                ----        ----
                                                     (unaudited)        (unaudited)          (unaudited) (unaudited)
Net Sales                                             $165,477            $130,192            $326,681      $255,918
Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation        115,177              87,155             225,764       171,996
  Selling, general and administrative expenses          12,256              11,846              24,392        23,047
  Research, development and engineering                  5,423               5,677              11,051        10,458
  Depreciation and amortization                          9,400               8,220              18,744        16,198
  Early retirement costs                                  -                 15,407                -           15,407
                                                       --------            --------           --------      --------
                                                       142,256             128,305             279,951       237,106

     Operating income                                   23,221               1,887              46,730        18,812


Other expense:
  Interest expense                                       1,785               1,545               3,296         2,799
  Other                                                  1,018                 272               2,432           631
                                                       --------            --------           --------      --------


     Earnings before income taxes                       20,418                  70              41,002        15,382
Income tax expense (benefit)                             6,176                (203)             12,750         5,384
                                                      --------             --------           --------      --------

     Net earnings available for common shareholders    $14,242            $    273              28,252       $ 9,998
                                                      ========             ========           ========      ========
Per Common Share Information:


Net earnings per common share                            $0.36               $0.01               $0.72       $  0.26
                                                      ========             ========           ========      ========
Weighted average shares outstanding                 39,486,926          39,169,234          39,425,461    39,190,136
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

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in Thousands)

                                                                                              Six months ended
                                                                                                September 30,
                                                                                       ---------------------------
                                                                                           1997              1996
                                                                                           ----              ----
                                                                                       (unaudited)         (unaudited)
Sources (uses) of cash:

  Net cash from operating activities                                                   $38,307              $  (342)

Investing activities:
  Additions to property and equipment                                                  (59,101)             (47,397)
  Proceeds from disposals of property                                                     -                      67
  Other                                                                                     (2)                  (2)
                                                                                       --------             --------

     Net cash used by investing activities                                             (59,103)             (47,332)

Financing activities:
  Proceeds from employees savings plan                                                     676                  757
  Proceeds from exercise of stock options including related tax benefit                  3,049                  844
  Repayment of long-term debt                                                              (72)                (132)
  Net proceeds from revolving/swingline loan                                            18,100               44,725
                                                                                        --------            --------

     Net cash provided by financing activities                                          21,753               46,194
                                                                                       --------            --------

     Net increase (decrease) in cash                                                       957               (1,480)


     Cash at beginning of period                                                         2,188                3,408
                                                                                        -------            --------

     Cash at end of period                                                              $3,145               $1,928
                                                                                       ========            ========


























See accompanying notes to consolidated financial statements.

Item 1 - Financial Statements

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ended March 31, 1997 Form 10-K. Net sales and operating results for the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all significant intercompany amounts and transactions have been eliminated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net sales for the quarter and six months ended September 30, 1997, were $165.5 million and $326.7 million, an increase of $35.3 million or 27% and $70.8 million or 28%, respectively, from the comparable periods of the prior year.
The increase in net sales was primarily attributable to increased demand for surface-mount products and the ability to broaden sales distribution channels throughout the world. This demand was achieved by continued manufacturing capacity expansion efforts. Sales of surface-mount capacitors for the quarter and six months ended September 30,1997, were $128.1 million and $247.5 million, a increase of 40% and 39%, respectively, from comparable prior year periods and sales of leaded capacitors declined 3% to $37.4 million for the three months ended September 30, 1997, and increased 2% to $79.2 million for the six months ended September 30, 1997. Sales also increased in both the domestic and export markets for the quarter and six months ended September 30, 1997, compared to the comparable prior year's periods with domestic sales increasing 24% and 25% to $94.8 million and $186.8 million, respectively, and export sales increasing by 32% in both periods to $70.7 million and $139.9 million.

Cost of sales, exclusive of depreciation for the quarter and six months ended September 30, 1997, were $115.2 million and $225.8 million, respectively, as compared to $87.2 million and $172.0 million for the quarter and six months ended September 30, 1996. As a percentage of net sales, cost of sales, exclusive of depreciation was 70% and 69% for the quarter and six months ended September 30, 1997, as compared to 67% for both the comparable periods of the prior year. The increase in cost of sales as a percentage of sales is primarily a result of a decline in selling prices due to aggressive, competitive pricing coupled with an unfavorable currency exchange impact. This was partially offset by improvements in manufacturing efficiencies and continued efforts to reduce manufacturing costs.

Selling, general and administrative expenses for the quarter and six months ended September 30, 1997 were $12.3 million and $24.4 million (both 7% of net sales), respectively, as compared to $11.8 million and $23.0 million (both 9% of net sales) for the comparable periods of the prior year. Selling, general and administrative expenses as a percent of sales decreased primarily as a result of efficiencies associated with the increased sales volume.

Research, development and engineering expenses for the quarter and six months ended September 30, 1997, were $5.4 million and $11.1 million, respectively, as compared to $5.7 million and $10.5 million for the prior comparable periods. The increase reflects the Company's continued development of new products such as the Tantalum T510 and the Ceramic 1632 array and engineering expenditures focused on manufacturing efficiencies.

Depreciation and amortization expense for the quarter and six months ended September 30, 1997, were $9.4 million and $18.7 million, respectively, as compared to $8.2 million and $16.2 million for the prior comparable periods. The increase resulted primarily from increased capital expenditures over the past fiscal years.

The Company recorded a pretax charge of $15.4 million ($9.9 million after tax) in its prior fiscal quarter ended September 30, 1996, in connection with an early retirement incentive program.

Operating income for the quarter and six months ended September 30, 1997, was $23.2 million and $46.7 million, respectively, compared to $1.9 million and $18.8 million for the comparable periods in the prior year. The increase in operating income for the current year resulted primarily from the increase in net sales. Also, prior year's operating income was effected by the early retirement incentive program as discussed above.

Income tax expense totaled $6.2 million for the quarter ended September 30, 1997, compared to an income tax benefit of $0.2 million for the quarter ended September 30, 1996. Income tax expense for the six months ended September 30, 1997, was $12.8 million or 31.0% of earnings as compared to $5.4 million or 35% of earnings for the comparable period of the prior year. The decrease in the effective rate for the six months ended September 30, 1997, was primarily the result of increased foreign sales corporation benefits and various state tax savings strategies, which were put in place late in fiscal year 1997.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, and borrowings under its credit facilities.

Additional liquidity is generated by the Company through its accounts receivable discounting arrangements. On August 26, 1996, KEMET Electronics, S.A., a wholly owned subsidiary of the Company, renewed its discounting agreement with Swiss Bank Corporation through September 30, 1997. The Company is currently in discussions with Swiss Bank to extend this accounts receivable discounting arrangement through March 31, 1998. The Company is also in discussions with other banks to replace this financing arrangement. In the event that the arrangement with Swiss Bank is not continued and a new bank or banks do not replace this financing arrangement, the Company intends to use a portion of its unused revolving credit facility to finance its liquidity needs abroad.

Cash flows from operating activities for the six months ended September 30, 1997, amounted to a surplus of $38.3 million compared with a $0.3 million deficit for the six months ended September 30, 1996. The increase in cash flows was primarily a result of the increase in net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

Capital expenditures invested to support current and long-term growth were $59.1 million for the six months ended September 30, 1997 compared to $47.4 million for the six months ended September 30, 1996. The Company continues to invest in capital that will support KEMET's long-term growth objectives. The Company plans to invest approximately $80 million in fiscal year 1998 in tantalum and ceramic surface-mount manufacturing capacity.

During the six months ended September 30, 1997, the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $18.1 million which resulted primarily from the financing of capital expenditures. The Company had unused availability under its revolving credit facilities as of September 30, 1997 of approximately $54.0 million.


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


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

Other than as reported in the Company's Form 10-K for the fiscal year ended March 31, 1997 under the caption "Item 3. Legal Proceedings", the Company is not currently a party to any material pending legal proceeding, other than routine litigation incidental to the business of the Company.

     Item 2.  Change in Securities.

None.

     Item 3.  Defaults Upon Senior Securities.

None.

     Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Stockholders on July 23, 1997.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the definitive proxy statement of the Company dated as of June 24, 1997, and such nominees were elected.

(c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

  (i)  Election of Directors of the Company.

All of proxy nominees for directors as listed in the proxy statement were elected for a three year term with the following vote:

                                                                  Broker
   Nominee                  In Favor       Against    Abstained   Non-Votes
  --------                  -----------  ----------   ---------  -----------
Charles E. Volpe           33,814,865         0        205,730         200
Charles E. Corpening       33,758,262         0        149,127         200

  (ii) The ratification of the appointment of KPMG Peat Marwick LLP, independent certified public accountants, to examine the financial statements of the Company for the fiscal year ending March 31, 1998:

                                                                  Broker
                            In Favor      Against     Abstained   Non-Votes
                            ----------   --------     ---------   ----------
                            33,847,946     22,367       93,679          200

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.1 First Amendment to Credit Agreement among KEMET Corporation, Wachovia Bank, N.A. as agent, and the Banks named in the Credit Agreement dated as of the 30th day of August 1997.

11.1  Computation of Per Share Earnings.

  (b)  Reports on Form 8-K.

None.

                                Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 10, 1997


                              KEMET Corporation




                              /S/ D.R. Cash
                              D.R. Cash
                              Senior Vice President of Administration and
                              Treasurer
                              (Principal Accounting and
                              Financial Officer)