Form 10-Q
period 1997-12-31
KEMET CORP
filed 1998-02-11
CIK 887730

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended December 31, 1997.

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

                          YES [X]  NO [ ]

Common Stock Outstanding at: February 11, 1998
Title of Each Class                           Number of Shares Outstanding
 Common Stock, $.01 Par Value                   39,133,293
  Non-Voting Common Stock, $.01 Par Value      1,096,610

  PART I - FINANCIAL INFORMATION
  ITEM 1 - Financial Statements

                                    KEMET CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                Dollars in Thousands Except Per Share Data

                                                                       December 31,            March 31,
                                                                          1997                   1997
                                                                       (unaudited)
                                                                      ------------           ------------
   ASSETS
   Current assets:
   Cash                                                                 $ 5,255                $2,188
  Notes and accounts receivable (less allowances of $8,029 and
    $6,999 at December 31, 1997 and March 31, 1997, respectively)    52,123                55,189
          Inventories:
     Raw materials and supplies                                             37,578                35,880
     Work in process                                                        53,492                39,373
     Finished goods                                                         26,726                22,116
                                                                       ------------           ------------
          Total inventories                                                117,796                97,369
     Prepaid expenses                                                        2,046                 2,402
     Deferred income taxes                                                  16,251                12,552
                                                                       ------------           ------------
          Total current assets                                             193,471               169,700
  Property and equipment (less accumulated depreciation of
      $176,038 and $145,124 at December 31, 1997
      and March 31, 1997, respectively)                                    378,183               319,509
  Intangible assets (less accumulated amortization of
     $13,489 and $12,278 at December 31, 1997
     and March 31, 1997, respectively)                                      47,220                48,431
  Other assets                                                               4,991                 5,604
                                                                      --------------           ------------
           Total assets                                                   $623,865              $543,244
                                                                      ==============           ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
          Short-term debt               $ 20,000$  -
     Current installments of long-term debt                    -                      72
  Notes payable and accounts payable, trade                                  70,995               62,159
  Accrued expenses                                                           48,006               29,310
  Income taxes                                                                2,472               15,091
                                                                      ---------------           ------------
          Total current liabilities                                         141,473              106,632
  Long-term debt, excluding current installments                            106,350              102,900
  Other non-current obligations                                              67,137               68,848
  Deferred income taxes                                                      16,843               12,741
                                                                      ---------------           ------------
          Total liabilities                                                $331,803             $291,121
                                                                      ---------------           ------------
    Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 38,006,467 shares as of December 31,
    1997 and 37,717,011 shares as of March 31, 1997.                            380                  377
  Non-voting common stock, par value $.01, authorized 12,000,000 shares as of December 31, 1997.  Issued and outstanding
    1,096,610 shares as of December 31, 1997 and March 31, 1997                  11                   11
Additional paid-in capital                                                  143,472              139,352
Retained earnings                                                           148,196              112,387
                                                                      --------------           ------------
                                                                            292,059              252,127
Equity adjustments from foreign currency translation                              3                   (4)
                                                                      --------------           ------------
                     Total stockholders' equity                             292,062              252,123
                                                                      --------------           ------------
          Total liabilities and stockholders' equity                       $623,865             $543,244
                                                                      ==============           ============

See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                       KEMET CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   Dollars in Thousands Except Per Share Data

                                                           Three months ended       Nine months ended
                                                              December 31,            December 31,
                                                             1997        1996        1997       1996
                                                         (unaudited) (unaudited) (unaudited) (unaudited)
                                                         ----------- ----------- ----------- -----------
Net Sales                                                 $170,359     $143,626    $497,041    $399,544
    Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation            116,807       99,076     342,570     271,072
  Selling, general and administrative expenses              12,185       11,676      36,577      34,723
  Research and development                                   6,484        4,986      17,535      15,445
  Depreciation and amortization                             10,216        8,565      28,960      24,764
  Restructuring charge                                      10,500          -        10,500         -
  Early retirement costs                                      -             -          -          15,407
                                                          ----------- ----------- ----------- -----------
                                                           156,193      124,303     436,142      361,411

      Operating income                                      14,167       19,323      60,899       38,133

Other expense:
  Interest expense                                           1,964        1,407       5,260        4,205
  Other                                                      1,492          654       3,926        1,284
                                                         ----------- ----------- ----------- -----------

      Earnings before income taxes                          10,711       17,262      51,713        32,644
Income tax expense                                           3,154        5,179      15,904        10,563


           Net earnings         $ 7,557     $12,083     $35,809      $22,081
                                                         ===========  =========== ===========   ==========
    Per Common Share Information:

Net earnings per common share-basic                         $   .19        $0.31    $    .92        $0.57

Weighted average shares outstanding-basic                39,092,517    38,768,745 38,996,448   38,714,968
                                                         ==========    ========== ==========   ==========

  Net earnings per common share-diluted         $  .19        $0.31    $    .91        $0.56

  Weighted average shares outstanding-diluted             39,424,840   39,291,629  39,424,797   39,255,064
                                                           ==========   ==========  ==========   ==========



















See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements

                                   KEMET CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Dollars in Thousands

                                                                                  Nine months ended
                                                                                     December 31,
                                                                                  1997         1996
                                                                              (unaudited)   (unaudited)
                                                                             ------------- -------------
Sources (uses) of cash:

  Net cash from operating activities                                         $ 64,313        $36,913

Investing transactions:
  Additions to property and equipment                                         (88,755)       (63,124)
  Proceeds from sale of property and equipment                                      1             70
  Other                                                                             7              5
                                                                             ------------- ------------

    Net cash from (used by) investing transactions                            (88,747)       (63,049)

Financing transactions:
  Proceeds from sale of common stock to
    Employee Savings Plan                                                         902            967
  Proceeds from exercise of stock options including
    related tax benefit                                                         3,221          1,431
  Repayment of debt                                                               (72)          (200)
  Net proceeds from revolving/swingline loan                                   23,450         25,000
                                                                             ------------- -------------
    Net cash from financing transactions                                       27,501         27,198

    Net increase (decrease) in cash                                             3,067          1,062

    Cash at beginning of period                                                 2,188          3,408
                                                                             ------------- -------------

    Cash at end of period                                                      $5,255         $4,470
                                                                             ============= =============



























See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ended March 31, 1997 Form 10-K. Net sales and operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Reconciliation of basic earnings per common share to diluted earnings per common share.

In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.


          COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
             DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA



                                        For the nine months ended December 31.

                                       1997                                       1996
                                       ----                                       ----
                         Income         Shares           Per        Income        Shares         Per
                       (numerator)     (denominator)     Share      (numerator)   (denominator)  Share
                                                         Amount                                  Amount
                       -----------     ------------      -------     ----------   -------------  -------
Basic EPS

Income available to
common stockholders     $ 35,809          $38,996,448     $ 1.11     $ 22,081     $38,714,968     $0.57

Effect of diluted
securities

Stock Options              -                  428,349       -            -            540,096       -
                      -----------      ---------------  -----------  ----------   ------------   ---------

Diluted EPS

Income available to     $ 35,809         $39,424,797      $ 1.09     $ 22,081     $39,255,064     $0.56
common stockholders
plus assumed
conversions

Options to purchase 281,885 shares of common stock at $32.125 per share were outstanding for the nine months ended December 31, 1997 and 1996, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 23, 2005.

Options to purchase 308,445 shares of common stock at $27.75 per share were outstanding for the nine months ended December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 22, 2007.

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all significant intercompany amounts and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the quarter and nine months ended December 31, 1997, were $170.4 million and $497.0 million, an increase of $26.8 million or 19% and $97.5 million or 24%, respectively, from the comparable periods of the prior year.
The increase in net sales was primarily attributable to the continuing strong demand for surface-mount products, expansion of distribution channels, and the Company's ability to increase manufacturing capacity through continued capital investment. Sales of surface-mount capacitors for the quarter and nine months ended December 31, 1997, were $133.8 million and $301.1 million, an increase of 25% and 33%, respectively, from comparable prior year periods and sales of leaded capacitors remained relatively constant comparable to prior years. Sales also increased in both domestic and export markets for the quarter and nine months ended December 31, 1997, from the comparable prior year periods with domestic sales increasing 15% and 21% to $95.8 million and $282.6 million, respectively, and export sales increasing 24% and 29% to $74.6 million and $214.4 million, respectively.

Cost of sales, exclusive of depreciation for the quarter and nine months ended December 31, 1997, were $116.8 million and $342.6 million, respectively, as compared to $99.1 million and $271.1 million for the quarter and nine months ended December 31, 1996. As a percentage of net sales, cost of sales, exclusive of depreciation was 69% for both the quarter and nine months ended December 31, 1997, as compared to 69% and 68% for the comparable periods of the prior year. The Company's ongoing pursuit of cost reduction activities are targeted toward protecting margins in the current aggressive pricing environment and resulted in a restructuring program announced during the period ended December 31, 1997. (Described below)

Selling, general and administrative expenses for the quarter and nine months ended December 31, 1997 were $12.2 million and $36.6 million (both 7% of net sales), as compared to $11.7 million and $34.7 million (8% and 9% of net sales) for the comparable periods of the prior year. The decrease in selling, general and administrative expenses as a percent of sales is primarily due to increased sales volume and the resulting efficiencies.

Research, development and engineering expenses for the quarter and nine months ended December 31, 1997, were $6.5 million and $17.5 million, respectively, as compared to $5.0 million and $15.4 million for the prior comparable periods. The increase reflects the Company's continued efforts to develop new products and processes and the continued enhancement of manufacturing systems.

Depreciation and amortization expense for the quarter and nine months ended December 31, 1997, were $10.2 million and $29.0 million as compared to $8.6 million and $24.8 million for the comparable periods of the prior year. The increase is due to additional capital expenditures over the prior fiscal years.

The Company recorded a pretax charge of $10.5 million ($7.3 million after tax) in the quarter ended December 31, 1997, in conjunction with a plan to restructure the manufacturing and support operations between its U.S. facilities in North and South Carolina and its Mexican operations in Monterrey, Mexico.
The restructuring plan is expected to reduce the Company's U.S. work force by approximately 1,000 employees and result in an annualized pretax cost savings of approximately $18.0 million.

Operating income for the quarter and nine months ended December 31, 1997, was $14.2 million and $60.9 million, respectively, compared to $19.3 million and $38.1 million for the comparable periods in the prior year. The decline for the quarter ended December 31, 1997 resulted primarily from the restructuring charge as discussed above.

Operating income for the quarter ended December 31, 1997, of $24.7 million (excluding the restructuring charge) was a 28% increase compared to $19.3 million reported in the quarter ended December 31, 1996.

Income tax expense totaled $3.2 million and $15.9 million for the quarter and nine months ended December 31, 1997 (30% and 31% of pretax earnings), respectively, compared to income tax expense of $5.2 million and $10.6 million (30% and 32% of pretax earnings) for the quarter and nine months ended December 31, 1996. The decrease in the effective rate for the nine months ended December 31, 1997, was primarily the result of increased foreign sales corporation benefits and lower effective state tax rates.

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

On November 12, 1997, the Company entered into an agreement with SunTrust Bank, Atlanta, whereby SunTrust Bank, Atlanta has offered to extend unsecured short-term loans to the Company of which the aggregate principal amount of all loans outstanding may not exceed $20.0 million. The term of each loan may have a maturity of not more than 90 days and the interest rate on each loan will be negotiated and determined at the time of each borrowing. During the period ended December 31, 1997 the Company initiated short-term borrowings with an average effective interest rate of 5.848%. SunTrust Bank, Atlanta does not have any commitment to lend any funds in the future, and may cease to consider loan requests from the Company at any time.

Additional liquidity is generated by the Company through its accounts receivable discounting arrangements. On November 18, 1997 KEMET Electronics, S.A., a wholly owned subsidiary of the Company, renewed its discounting agreement with Swiss Bank Corporation. The agreement has been amended to decrease the maximum amount of purchased receivables from $50.0 million to $30.0 million through June 1998 at which time the maximum will be reduced to $20.0 million for the duration of the agreement. In addition, the discount has been increased from a rate per annum equal to .50% above LIBOR to a rate per annum equal to .65% above LIBOR. The above amendments were effective as of December 9, 1997. All other terms and conditions remain in full force and effect until November 30, 1998.

Cash flows from operating activities for the nine months ended December 31, 1997, were $64.3 million compared with $36.9 million for the nine months ended December 31, 1996. The increase in cash flows was primarily a result of the increase in net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

The Company incurred a pretax restructuring charge of $10.5 million for the nine months ended December 31, 1997. Approximately $6.0 million of these charges will relate to employee termination costs. The restructuring plan is expected to be completed by the end of the third fiscal quarter of 1999.

Management has initiated an aggressive enterprise wide program to prepare the Company's computer systems and applications for the year 2000. The program is a combination of remediation efforts both internally and with the Company's suppliers and the implementation of client server applications. The acquisition costs of the new software and equipment has and continues to be capitalized and all other expenses have been charged against operating income. Amounts incurred for the nine months ended December 31, 1997 were not material and the Company does not expect the amounts required to be expensed for the remaining activities to have a material effect on its financial position or results of operations. The Company expects its year 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that other companies' systems will be converted on a timely basis or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Capital expenditures were $88.8 million for the nine months ended December 31, 1997 compared to $63.1 million for the nine months ended December 31, 1996. Expenditures were primarily used for expanding production capabilities of the tantalum and ceramic surface-mount product lines to support the Company's long-term growth objectives.

During the nine months ended December 31, 1997, the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $23.4 million which consisted primarily of the financing of capital expenditures. The Company had unused availability under its revolving credit facilities as of December 31, 1997, of approximately $68.7 million.

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

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's 1997 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as reported in the Company's Form 10-K for the fiscal year ended March 31, 1997 under the caption "Item 3. Legal Proceedings" and Form 10-Q for the quarters ended June 30, 1997 and September 30, 1997, under the caption "Part II - Other Information", the Company is not currently a party to any material pending legal proceedings, other than routine litigation incidental to the business of the Company.

Item 2.  Change in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

 10.1Demand Note, dated as of November 12, 1997, between KEMET Corporation, as borrower, and SunTrust Bank, Atlanta, as lender.

10.1.1 Acceptance Agreement, dated as of November 12, 1997, between KEMET Corporation, as borrower, and SunTrust Bank, Atlanta, as lender.

 10.2Thirteenth amendment to the Purchase Agreement, as amended, by and between KEMET Electronics, S.A., Geneva and Swiss Bank Corporation, Geneva dated as of November 18, 1997.

  (b)Reports on Form 8-K.

     On November 6, 1997, Form 8-K was filed by the Company announcing the resignation of Terry R. Weaver as President and Chief Operating Officer of the Company and as a member of the board of directors.

                                Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 11 , 1998


                              KEMET Corporation




                              /S/ D. R. Cash
                              D. R. Cash
                              Senior Vice President of
     Administration and Treasurer
                              (Principal Accounting and
                              Financial Officer)