Form 10-K
period 1998-03-31
KEMET CORP
filed 1998-06-19
CIK 887730

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 31, 1998
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 9,1998, computed by reference to the closing sale price of the registrant's Common Stock was approximately $424,354,949.

Number of shares of each class of Common Stock outstanding as of June 9,1998:
Common Stock, $.01 Par Value                                   38,090,762
Non-Voting Common Stock, $.01 Par Value                         1,096,610
                  DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the definitive Proxy Statement relating to the annual meeting of Stockholders to be held on July 22, 1998: Part III

PART I

ITEM 1.  BUSINESS

General

KEMET Corporation and its subsidiaries ("KEMET" or the "Company")is the largest manufacturer of solid tantalum ("tantalum") capacitors in the world and the second largest manufacturer of multilayer ceramic ("ceramic") capacitors in the United States. According to industry sources, tantalum and ceramic capacitors are the two fastest growing segments of the United States capacitor industry. During fiscal year 1998,KEMET shipped approximately 21.4 billion capacitors and approximately 35,000 different types of capacitors; with "types" being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking and packaging. Capacitors store, filter and regulate electrical energy and current flow and are found in virtually all electronic applications and products. The Company's capacitors are used in a wide variety of electronic applications, including communication systems, data processing equipment, personal computers, automotive electronic systems, and military and aerospace systems. KEMET markets its capacitors to a diverse and growing number of original equipment manufacturers ("OEMs") as well as a worldwide network of distributors. KEMET's largest customers include Alcatel; Arrow; Compaq Computer; Ford Motor Company; General Motors Corporation; Hewlett-Packard Company; Lucent Technologies (formerly American Telephone & Telegraph Company); Motorola Inc.; SCI Systems, Inc.; Siemens; and TTI, Inc.

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

Refinancing of Outstanding Senior Debt

On October 18, 1996, the Company refinanced the entire balance of its outstanding revolving credit facility and swingline credit facility with new credit facilities totaling $175.0 million. These new credit facilities, each of which has a term of five years, include a $165.0 million revolving credit facility and a $10.0 million swingline credit facility. In May 1998, the Company sold $100 million of its Senior Notes due May 4, 2010.

Industry Description

The Company estimates that worldwide capacitor consumption was approximately $14.9 billion in 1997, with tantalum and ceramic capacitors comprising approximately 35%. According to industry sources, in 1997 tantalum and ceramic capacitors accounted for approximately 65% of the $2.7 billion market for capacitors consumed in the United States and constitute the two fastest growing segments of the United States capacitor market. Capacitors store, filter and regulate electrical energy and current flow, and are one of the essential passive components used on circuit boards. Capacitors are found in virtually all electronic applications and products. Capacitors are used to alter the relationship of currents and voltages in a given electrical system, to filter or smooth out electrical signals where required, and to retard signals of low frequencies while permitting signals of higher frequencies to pass with minimal attenuation. Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the general demand for electronic products, which has been growing over the past several years.

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

In response to the needs of OEMs to increase circuit board densities, decrease the size of electronic components and shift to more highly automated production techniques, the capacitor industry in general and KEMET in particular has increasingly shifted its manufacturing focus from traditional leaded capacitors toward surface-mount capacitors. In order to meet the increased demand for surface-mount capacitors the Company has invested $391.8 million in capital expenditures during the past five fiscal years, a substantial portion of which was spent to expand surface-mount manufacturing capacity. Surface-mounting allows capacitors and other electronic components to be soldered directly to a circuit board, rather than having lead wires passed through holes to be soldered on the reverse side of a board. This results in greater manufacturing efficiency by allowing capacitors to be mounted on both sides of a circuit board. In addition, surface-mount capacitors are generally smaller than similar leaded capacitors and allow for higher circuit board density.

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

KEMET manufactures a full line of capacitors using two types of dielectrics, solid tantalum and multilayer ceramic. Most customers buy both tantalum and ceramic capacitors from the Company. The Company manufactures these types of capacitors in many different sizes and configurations. The Company produces leaded capacitors, which are attached to a circuit board using lead wires, and surface-mount capacitors, which are attached directly to the circuit board without lead wires. The Company is currently shipping approximately 88 million capacitors each business day.

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

The following table shows the respective percentages of the Company's sales of surface-mount capacitors and leaded capacitors for the fiscal years ended March 31, 1996, 1997 and 1998.

                                      Net Sales
                               (dollars in millions)
                             Fiscal Years Ended March 31,
                        1996               1997               1998
                   SALES   PERCENT    SALES  PERCENT     SALES  PERCENT
Surface-mount      $444.5    70%      $399.8     72%     $517.4     77%
Leaded              189.7    30%       155.5     28%      150.3     23%
                   ------   ----      ------    ----     ------    ----
Total              $634.2   100%      $555.3    100%     $667.7    100%
                   ======   ====      ======    ====     ======    ====

Markets and Customers

KEMET's products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military and aerospace industries. Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the demand for electronic products. The Company is not dependent on any one customer or group of related customers. Only a single customer has accounted for over 10% of the Company's net sales during fiscal year 1996, two customers in fiscal year 1997, and one customer in fiscal year 1998. The Company's top 50 customers accounted for approximately 85% of the Company's net sales during fiscal year 1998. Preferred supplier and similar long-term relationships with OEMs accounted for approximately 56% of the Company's net sales in fiscal year 1996, fiscal year 1997 and fiscal year 1988.

KEMET produced approximately 8% of its capacitors under military specification standards sold for both military and commercial uses during fiscal year 1998. The Company does not sell any of its capacitors directly to the U.S. government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs which produce products principally for the military and aerospace industries accounted for less than 3% of its net sales during fiscal year 1998. Certain of the Company's other customers may also purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

KEMET's domestic sales, and most of its foreign sales, are made through the Company's approximately 140 direct sales employees. The Company's domestic sales staff is located in five regional offices, thirteen local offices and eight satellite offices. A substantial majority of the Company's international sales are made through local sales offices in four European locations, six Far East locations, and two Canadian locations. There are also ten satellite offices in Europe, and one in Asia. The Company also has independent sales representatives located in Australia, Argentina, Brazil, India, Israel, Mexico, South Africa, and South Korea.

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

Electronic distributors are an important distribution channel in the electronics industry and accounted for approximately 33%, 29% and 32% of the Company's net sales in fiscal years 1996, 1997 and 1998, respectively. In fiscal years 1996, 1997 and 1998, TTI, Inc., a distributor of passive components, accounted for more than 10% of net sales.

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

Foreign Sales

During fiscal year 1998, the Company exported approximately $293.2 million of capacitors representing approximately 44% of the Company's net sales. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company's capacitor market shares in European and Asian markets tend to be significantly lower than in the United States because some foreign electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company's export sales are made to foreign operations of United States manufacturers. The Company's European sales are denominated in local currencies and therefore a significant appreciation of the United States dollar against such foreign currencies would reduce the gross profit realized by the Company on its European sales as measured in United States dollars. Substantially all of the Company's European export shipments are made duty-paid, free delivery as required by local market conditions (see note 9 to Consolidated Financial Statements).

Inventory and Backlog

Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, to date cancellations have not been significant.

The backlog of outstanding orders for the Company's products was $74.1 million, and $62.0 million, at March 31, 1997 and 1998, respectively. The decrease was primarily a result of the additional manufacturing capacity brought on-stream by the Company and reduced industry lead times as well as the industry-wide inventory correction experienced in fiscal year 1998. The current backlog is expected to be filled during the next 12 months. Most of the orders in the Company's backlog may be canceled by its customers, in whole or in part, although sometimes subject to penalty.

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

During the second half of fiscal year 1998, the growth rate for personal computers and cellular phones slowed and the slower end-use growth rate resulted in a slower growth for capacitors. This slower growth rate of electronic equipment resulted in excess inventory in the equipment distributor channel. Future changes in business cycles could adversely affect the Company's results.

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

Although palladium is presently found primarily in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase its palladium requirements. Although the palladium required by the Company has generally been available in sufficient quantities, the limited number of palladium suppliers could lead to higher prices and the inability of the Company to pass any increase on to its customers could have an adverse effect on the margin of those products in which the metal is used. In particular, beginning in the 3rd and 4th quarters of fiscal year 1998, the Company saw a dramatic increase in the price of palladium due to delays from the Russian supplies, which is expected to continue into fiscal year 1999. The Company is taking corrective action to minimize the impact of this increase on its profit margins.

Silver has generally been available in sufficient quantities, and the Company believes there are a number of suppliers from which the Company can purchase its silver requirements.

Patents and Trademarks

At March 31, 1998, the Company held 27 United States and 87 foreign patents and four United States and 62 foreign trademarks. The Company does not generally engage in licensing technology or products, whether as licensor or licensee. The Company believes that the success of its business is not materially dependent on the existence or duration of any patent, license or trademark, other than the name "KEMET." The Company's engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company's manufacturing facilities and reduce costs.

Research and Development

Research and Development expenses were $23.8 million for fiscal year 1998 compared to $20.8 million for fiscal year 1997. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. The increase in research and development expense was primarily related to the continuing improvements in surface-mount production processes. Most of the Company's products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

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

Employees

As of March 31, 1998, KEMET had approximately 11,300 employees, of whom approximately 3,900 were located in the United States, approximately 7,300 were located in Mexico, and the remainder were located in the Company's foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,600 hourly employees in Mexico represented by labor unions as required by Mexican law. In addition, the Company's labor costs in Mexico are denominated in pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company's labor costs in Mexico. The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

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

The following table provides certain information regarding the Company's principal facilities:

   Date Constructed,

      Acquired
                                Square     Type of
Description                 or First Occupied
Location                        Footage    Interest      of
Use                     by the Company
--------------------------------------------------------------------------------
-----------------------
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

The Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company's financial condition or res ults of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company's quarter ended March 31, 1998

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

                   HIGH        LOW
FISCAL 1998
First Quarter    $26.125     $17.875
Second Quarter    31.00       24.125
Third Quarter     30.563      17.75
Fourth Quarter    21.875      17.50

                   HIGH        LOW
FISCAL 1997
First Quarter    $27.50      $15.625
Second Quarter    20.50       15.875
Third Quarter     23.875      18.00
Fourth Quarter    27.125      18.75

The Company has not declared or paid any cash dividends on its Common Stock since the acquisition. The Company currently intends to retain earnings to support its growth strategy and reduce indebtedness and does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the capital requirements, operating results and the financial condition of the Company from time to time. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" contained in this Form 10-K for fiscal year 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 Years Ended
March 31,

------------------------------------------------------
Dollars in Thousands Except Per Share Data          1994        1995
1996        1997        1998
--------------------------------------------------------------------------------
-------------------------
Income Statement Data:
Net sales                                       $385,064    $473,182
$634,171    $555,319     $667,721
Operating income                                  36,756      63,130
120,430      62,415       82,202
Interest expense                                   8,937       6,929
4,938       5,709        7,305
Net earnings before
  extraordinary item                             $16,746     $30,968
$65,198     $37,169      $49,190
Extraordinary loss on
  extinguishment of debt                           4,279       1,058
-          -             -
Net earnings                                     $12,467     $29,910
$65,198     $37,169      $49,190
--------------------------------------------------------------------------------
-------------------------
Per Common Share Data:
Net earnings before extraordinary
  item per common share (diluted)                  $0.45       $0.80
$1.67       $0.95        $1.25
Extraordinary loss per common share (1)             0.11        0.03
-           -            -
Net earnings per common share (diluted)            $0.34       $0.77
$1.67       $0.95        $1.25
Net earnings per common share (basic)              $0.35       $0.79
$1.70       $0.96        $1.26
Weighted avg shares outstanding (diluted)     36,967,370  38,638,084
39,139,481  39,276,678   39,427,164
Weighted avg shares outstanding (basic)       36,121,312  37,717,718
38,265,678  38,737,160   39,073,222
--------------------------------------------------------------------------------
-------------------------
Balance Sheet Data:
Total assets                                    $362,083    $387,459
$489,828    $543,244     $642,109
Working capital                                   43,331      30,315
33,008      63,068       48,772
Long-term debt                                   107,400      76,542
78,072     102,900      104,000
Stockholders' equity                            $108,467    $138,776
$211,940    $252,123     $306,260
--------------------------------------------------------------------------------
-------------------------
Other Data:
Cash flow from operating activities              $37,378     $83,963
$109,989     $55,818      $88,153
Capital expenditures                              29,336      42,818
120,328      84,755      114,516
Research and development                          $8,667     $13,145
$18,426     $20,753      $23,766
--------------------------------------------------------------------------------
-------------------------
(1) The extraordinary loss for fiscal year 1994 of $4,279 (net of income tax benefit of $2,593) was incurred in connection with the additional public offering and the refinancing of the Company's senior bank debt.  In fiscal year 1995, the Company refinanced its outstanding senior debt and incurred an extraordinary loss of $1,058 (net of income tax benefit of $697).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Comparison of Fiscal Year 1998 to Fiscal Year 1997

Net sales for the fiscal year 1998 were $667.7 million, an increase of $112.4 million or 20% from fiscal year 1997. The growth in net sales reflects the Company's continued investment in production capacity to support the demand for surface-mount capacitors worldwide. Sales of surface-mount capacitors for fiscal year 1998 were $517.4 million, an increase of $117.6 million or 29% as compared to fiscal year 1997, and sales of leaded capacitors declined 3% to $150.3 million. The Company experienced growth in both the domestic and export markets with increases of 15% and 27%, respectively, over the prior years.

Cost of sales, exclusive of depreciation for the year ended March 31, 1998, was $463.6 million as compared to $377.5 million, for the year ended March
31,
1997. As a percentage of net sales, cost of sales, exclusive of depreciation, for fiscal year 1998 was 69% as compared to 68% for fiscal year 1997. The increase in cost of sales as a percentage of net sales was attributable to the decline in average selling prices from fiscal year 1997 to fiscal year 1998 combined with higher palladium prices experienced by the industry during the last quarter of fiscal year 1998. The Company continues to address this negative impact on cost of sales through cost reduction activities as evidenced by the announced restructuring during the third quarter of fiscal year 1998.

Selling, general and administrative expenses for the year ended March 31, 1998, were $48.8 million, or 7% of net sales as compared to $45.7 million, or 8%
for the year ended March 31, 1997. The decrease in selling, general, and administrative expenses as a percentage of sales is primarily due to efficiencies resulting from increased sales volume.

Research, development and engineering expenses were $23.8 million for fiscal year 1998 compared to $20.8 million for fiscal year 1997. The increase reflects the Company's commitment to the development and introduction of new products, and to support and enhance the growth of its surface-mount capacitor manufacturing capacity. The Company also continued to invest to improve product performance and production efficiencies.

Depreciation and amortization for fiscal year 1998 was $38.9 million, an increase of $5.4 million, or 16%, from $33.5 million for fiscal year 1997. The increase resulted primarily from depreciation expense associated with increased capital expenditures during the current and prior fiscal years.

The Company recorded a pretax charge of $10.5 million ($7.3 million after tax) in the quarter ended December 31, 1997, in conjunction with a plan to restructure the manufacturing and support operations between its U.S. facilities in North and South Carolina and its Mexican operations in Monterrey, Mexico. The restructuring plan is expected to reduce the Company's U.S. work force by approximately 1,000 employees and result in an annualized pretax cost savings of approximately $18.0 million. During the quarter ended March 31, 1998, the Company charged $4.8 million against the liability. The Company expects the remaining costs to be incurred and charged against the liability during the next 5 to 7 months.

Operating income was $82.2 million for fiscal year 1998 compared to $62.4 million for fiscal year 1997. The increase resulted primarily from increased sales and improved operating efficiencies as discussed above.

Income tax expense for fiscal year 1998 was 31% of net earnings before income taxes. The decrease from the federal statutory rate of 35% is primarily the result of increased foreign sales corporation benefits and lower state tax expense.

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

Cost of sales, exclusive of depreciation for the year ended March 31, 1997, was $377.5 million as compared to $415.6 million, for the year ended March 31, 1996. As a percentage of net sales, cost of sales, exclusive of depreciation, for fiscal year 1997 was 68% as compared to 66% for fiscal year 1996. The increase in cost of sales as a percentage of net sales was attributable to a decline in average selling prices from fiscal year 1996 to fiscal year 1997 as discussed above and less favorable production efficiencies associated with reduced capacity utilization rates. The effect of the decline in prices and less favorable production efficiencies was partially offset by the benefits realized from the movement of certain production operations to lower cost manufacturing facilities in Mexico and cost containment actions implemented in the prior quarters, including the savings associated with the early retirement incentive program which was effective August 1, 1996.

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

Research, development and engineering expenses were $20.8 million for fiscal year 1997 compared to $18.4 million for fiscal year 1996. The increase reflects the Company's continued commitment to supporting and enhancing the growth of its surface-mount capacitor manufacturing capacity. The Company also continued to invest to improve product performance and production efficiencies.

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

Quarterly Results of Operations

The following table sets forth certain quarterly information for the years ended March 31, 1997, and 1998. This information is unaudited and has not been reviewed by the Company's independent auditors in accordance with standards established by the American Institute of Certified Public Accountants but, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.


                                                             Fiscal Year ended
March 31, 1997
                                                       First
Second        Third        Fourth
Dollars in Thousands Except Per Share Data            Quarter
Quarter       Quarter      Quarter         Total
--------------------------------------------------------------------------------
--------------------------------------
Net sales                                             $125,726
$130,192      $143,626     $155,775       $555,319
Gross profit (exclusive of depreciation) (1)            24,901
10,108        27,888       32,985         95,882
Net earnings                                           $ 9,725       $
273       $12,083      $15,088        $37,169
Net earnings per common share (basic)                  $  0.25       $
0.01         $0.31        $0.39          $0.96
Net earnings per common share (diluted)                  $0.25
$0.01         $0.31        $0.38          $0.95
Weighted average shares outstanding (basic)         38,676,170
38,699,072    38,768,745   38,807,330     38,737,160          Weighted average
shares outstanding (diluted)       39,210,818    39,169,234    39,291,629
39,331,204     39,276,678



                                                             Fiscal Year ended
March 31, 1998
                                                       First
Second        Third        Fourth
Dollars in Thousands Except Per Share Data            Quarter
Quarter       Quarter      Quarter          Total
--------------------------------------------------------------------------------
--------------------------------------
Net sales                                             $161,205
$165,477      $170,359     $170,680       $667,721
Gross profit (exclusive of depreciation) (1)            32,854
32,621        24,383       31,202        121,060
Net earnings                                           $14,009
$14,242       $ 7,557      $13,382        $49,190
Net earnings per common share (basic)                    $0.36
$0.36         $0.19        $0.34          $1.26
Net earnings per common share (diluted)                  $0.36
$0.36         $0.19        $0.34          $1.25
Weighted average shares outstanding (basic)         38,881,448
39,022,225    39,092,517   39,140,512     39,073,222
Weighted average shares outstanding (diluted)       39,393,007
39,502,700    39,424,840   39,389,831     39,427,164


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

During fiscal year 1998, the Company generated $88.2 million in net cash from operating activities as compared to $55.8 million in fiscal year 1997. The increase in cash flow from operating activities was primarily a result of the increase in net income and the timing of cash flows from current assets and liabilities, such as accounts receivable, inventory, accounts payable, accrued liabilities and income taxes payable.

The Company incurred a pretax restructuring charge of $10.5 million during the quarter ended
December 31, 1997.  For the quarter ended March 31, 1998 the Company expended
4.8 million in charges
to the liability (including approximately $3.3 million in cash expenditures). The Company expects the remaining $5.7 million in charges to be incurred and completed by the third quarter of fiscal year 1999.

Management has initiated an aggressive enterprise wide program to prepare the Company's computer systems and applications for the year 2000. The program is a combination of remediation efforts both internally and with the Company's suppliers and the implementation of client server applications. The acquisition costs of the new software and equipment has and continues to be capitalized and all other expenses have been charged against operating income. Amounts incurred for the twelve months ended March 31, 1998 were not material and the company does not expect the amounts required to be expensed for the remaining activities to have a material effect on its financial position or results of operations. The Company expects its year 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that other companies' systems will be converted on a timely basis or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

The Company invested $114.5 million in capital expenditures in fiscal year 1998, and expects to invest $60.0 million in fiscal year 1999. The fiscal year 1998 capital was primarily invested in surface-mount manufacturing capacity. During fiscal year 1998, the company completed a 70,000 square foot expansion of its Fountain Inn, South Carolina plant. In April 1998, the company announced plans to build a new tantalum manufacturing facility in Ciudad Victoria, Mexico. The new facility will initially produce tantalum leaded products; however, this expansion is a direct result of the ever growing demand for the Company's tantalum surface-mount products.

The Company is subject to restrictive covenants which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt, cash flows, and net worth. At March 31, 1998, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

During fiscal year 1998, the Company's long-term debt increased $1.1
million.   At March 31, 1998, the Company had unused availability under its revolving credit facility and its swingline credit facility of $61.0 million and $10.0 million, respectively.

On November 12, 1997, the Company entered into an agreement with SunTrust Bank, Atlanta, whereby SunTrust Bank, Atlanta has offered to extend unsecured short-term loans to the Company of which the aggregate principal amount of all loans outstanding may not exceed $20.0 million. The term of each loan may have a maturity of not more than 90 days and the interest rate on each loan will be negotiated and determined at the time of each borrowing. During the quarter ended March 31, 1998, the Company initiated short-term borrowings with an average effective interest rate of 5.841%. SunTrust Bank, Atlanta does not have any commitment to lend any funds in the future, and may cease to consider loan requests from the Company at any time.

Additional liquidity is generated by the Company through its accounts receivable discounting arrangements. On November 18, 1997, KEMET Electronics, S.A., a wholly owned subsidiary of the company, renewed its discounting agreement with Swiss Bank Corporation. The agreement has been amended to decrease the maximum amount of purchased receivables from $50.0 million to $30.0 million through June 1998 at which time the maximum will be reduced to $20.0 million for the duration of the agreement. In addition, the discount has been increased from a rate per annum equal to .50% above LIBOR to a rate per annum equal to .65% above LIBOR. The above amendments were effective as of December 9, 1997. All other terms and conditions remain in full force and effect until November 30, 1998.

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. These Senior Notes have a final maturity date of May 4, 2010, with required principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreements include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Notes will be used to repay existing indebtedness and for general corporate purposes.

The Company presently has a total of seven manufacturing facilities in Matamoros and Monterrey, Mexico with approximately 60% of the Company's employees located there. In fiscal year 1998, the devaluation of the Mexican peso proved favorable, but did not have a material impact on the Company's performance. There is no assurance that the devaluation will continue and any effect this might have on the future performance of the Company cannot be determined.

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

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET's actual results and could cause KEMET's actual consolidated results for the first quarter of fiscal year 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES
OF THE REGISTRANT


                          Years with
Name                        Age
Position                                                   Company(1)
--------------------------------------------------------------------------------
------------------------------------
                             <C
David E. Maguire             63 Chairman, Chief Executive Officer, President
and Director                       39
Harris L. Crowley            48 Senior Vice President and General Manager,
Ceramics                             23
Charles M. Culbertson        49 Senior Vice President and General Manager,
Tantalum                             18
Glenn H. Spears              59 Senior Vice President and
Secretary                                             22
D. Ray Cash                  49 Senior Vice President of Administration,
Treasurer and Assistant Secretary      28
Kenneth L. Martin            56 Senior Vice President of Engineering and
Quality                                13
William W. Johnson           46 Vice President, Sales
Worldwide                                                  6
Raymond L. Beck              48 Vice President of
Marketing                                                     27
Gary W. Robert               46 Chief Information
Officer                                                        2
Larry W. Sheppard            52 Vice President of Human
Resources                                               29
James A. Bruorton            49 Vice President, Worldwide
Distribution                                          25
Eugene J. DiCianni           48 Vice President,
Sales                                                           23
Derek Payne                  61 Vice President/Managing Director of
Europe                                      22
Ravi G. Sastry               38 Vice President/Managing Director of
Asia                                        14
Susan M. Smith               43 Vice President, Sales Key
Accounts                                              18
Manuel A. Cappella           50 Vice President, Managing
Director                                               26
Jose Padron                  47 Vice President, Managing
Director                                               26
Donald A. Adams (3)          53 Vice President of Manufacturing
Mexico                                          22
Donald J. Poinsette (4)      58 Vice President of Sales, Asia/Rest of the
World                                 33
Edwin H. Bost, III (5)       61 Vice President of Tantalum Product
Management                                   32
Charles E. Volpe             60
Director
31
Stewart A. Kohl              42
Director
 -
E. Erwin Maddrey, II         57
Director
 -
Paul C. Schorr IV (7)        31
Director
 -
Terry R. Weaver (2)          45 Former President, Chief Operating Officer and
Director                           2
Charles E. Corpening (6)     32 Former
Director                                                                  -

(1)     Includes service with UCC.
(2)      Effective November 3, 1997, Mr. Weaver resigned as President, Chief
Operating Officer, and Director from the
     Corporation.
(3)   Effective March 31, 1998, Mr. Adams retired from the Corporation.
(4)   Effective June 30, 1997, Mr. Poinsette retired from the Corporation.
(5)   Effective December 31, 1997, Mr. Bost retired from the Corporation.
(6)   Effective April 21, 1998, Mr. Corpening resigned as a Director of the
Corporation.
(7) Effective April 21, 1998, Mr. Paul C. Schorr was unanimously elected by members of the Board of Directors.

The Board of Directors of the Company is divided into three classes, as nearly equal in number as possible, having terms expiring at the annual meeting of the Company's stockholders for 1998 (comprised of Messrs. Maguire and Kohl) and 1999 (comprised of Messrs. Maddrey) and 2000 (comprised of Messrs. Volpe and Shorr). At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting are elected to serve for
three-year terms and until their successors are elected and qualified.   The
directors (other than directors that are employed by the Company or CVC and its affiliates) are entitled to an annual directors' fee of $20,000.
Directors
that are employed by CVC or its affiliates are entitled to an annual directors' fee of $8,000, and directors that are employed by the Company are not entitled to an annual directors' fee. All directors are reimbursed for out-of-pocket expense incurred in connection with attending meetings.

There are three Committees of the Board of Directors: the Executive Committee, the Compensation Committee and the Audit Committee. The Executive Committee, which is currently composed of Messrs. Maguire, Volpe and Kohl, exercises the powers of the Board of Directors during intervals between Board meetings and acts as an advisory body to the Board by reviewing various matters prior to their submission to the Board. The Compensation Committee, which is currently composed of Messrs. Schorr, Kohl and Maddrey, reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the Company and grants all options to purchase Common Stock of the Company. The Audit Committee is currently composed of Messrs. Schorr, Kohl and Maddrey. Among other duties, the Audit Committee reviews the internal and external financial reporting of the Company, reviews the scope of the independent audit and considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments. The Company does not have a standing nominating committee.

Directors and Executive Officers

David E. Maguire, Chairman, Chief Executive Officer, President and Director, has served as Chairman of the Company since August 1992. Mr. Maguire has served as Chief Executive Officer, President, and Director of the Company since November 1997, and from December 1990 until October 1996. Mr. Maguire also served as Chairman, President and Chief Executive Officer of KEMET Electronics since April 1987. From January 1959 until April 1987, Mr. Maguire served in a number of capacities with the KEMET capacitor business of UCC, most recently as Vice President from June 1978 until April 1987.

Charles E. Volpe, Director, was named a Director of the Company in December 1990. Mr. Volpe also served as Executive Vice President and Chief Operating Officer, and most recently served as President and Chief Operating Officer from October 1995 until his retirement on March 31, 1996 at which time Mr. Volpe remained as a Vice President. Mr. Volpe also served as Executive Vice President and Director of KEMET Electronics since April 1987. From August 1966 until April 1987, Mr. Volpe served in a number of capacities with the KEMET capacitor business of UCC, most recently as General Manager. Mr. Volpe is also a director of Trend Technologies, Inc. and Encad Inc.

Stewart A. Kohl, Director, was named a Director of the Company in May 1992. Mr. Kohl has been a Managing General Partner in The Riverside Company, an investment company, since October 1993. Mr. Kohl was previously a Vice President of Citicorp North America, Inc. and has been employed by various subsidiaries of Citicorp North America, Inc. since 1988. Mr. Kohl also serves on the board of directors of Agri-Max, Inc.; the South Florida Newspaper Network, Inc.; Shore Bank and Trust Company and Trend Holdings, Inc.

E. Erwin Maddrey, II, Director, was named a Director of the Company in May 1992. Mr. Maddrey has been President, Chief Executive Officer and a director of Delta Woodside Industries, Inc., a textile manufacturer, and its predecessors since 1984. Prior thereto, Mr. Maddrey served as President and Chief Operating Officer and director of Riegel Textile Corporation. Mr. Maddrey also serves on the board of directors of Blue Cross of South Carolina and Renfro Corp.

Paul C. Shorr IV, Director, was unanimously elected by members of the Board of Directors on April 21, 1998. Mr. Schorr is a Vice President of Citicorp Venture Capital, Ltd., a subsidiary of Citibank. Mr. Schorr joined Citicorp Venture Capital, Ltd. in 1996. Mr. Schorr was previously a manager for McKinsey and Company, Inc., a management consulting company, since 1993. Mr. Schorr also serves on the boards of Inland Resources Company, Inc., Sybron Chemicals, Inc. and Fairchild Semi-Conductors Company, Inc.

Harris L. Crowley, Jr., Senior Vice President and General Manager, Ceramics was named such in November, 1997. Mr. Crowley had been Vice President and General Manager of Ceramic Capacitors since January 1996 and Vice President and General Manager of Ceramic Surface Mount Capacitors since September,
1993. Prior thereto, Mr. Crowley had been Vice President of Product Marketing (Ceramics) since October, 1992. Prior to that time, Mr. Crowley had been Product Marketing Manager (Ceramics) for the Company since December, 1990 and had served KEMET Electronics in that same capacity since April 1987.

Charles M. Culbertson, Senior Vice President and General Manager, Tantalum, was named such in November, 1997. Mr. Culbertson had been Vice President and General Manager of Tantalum Surface-Mount Capacitors since January 1996. Since June 1980, Mr. Culbertson has served in a number of engineering and management

Glenn H. Spears, Senior Vice President and Secretary, was named such in October 1992. Mr. Spears had been Vice President and Secretary of the Company since December 1990 and had also served as Vice President and Secretary of KEMET Electronics since April 1987. From June 1977 until April 1987, Mr. Spears served in a number of managerial capacities with the KEMET capacitor business of UCC, including Director of Human Resources and Plant Manager.

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

Other Key Employees

William W. Johnson, Vice President, Sales Worldwide was named such in July 1996. Mr. Johnson was previously a plant manager with Vitramon, Incorporated, which was acquired by Vishay Intertechnology, Inc., a manufacturer and supplier of a broad line of passive electronic components. Also during his tenure with Vitramon, Incorporated, Mr. Johnson was Director of Sales and Marketing.

Raymond L. Beck, Vice President of Marketing, was named such in November, 1997. Prior to that time, Mr. Beck had been Vice President of Ceramic Product Management since January, 1995. Mr. Beck has served in various sales and marketing positions including Regional Sales Manager and Ceramic Surface-Mount Capacitor Product Manager with UCC and KEMET since October 1971.

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




ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 22, 1998. The information specified in Item 402 (k) and (1) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 22, 1998, is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 22, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 22, 1998.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) Financial Statements

The following financial statements are filed as a part of this report:

Independent Auditors' Report
Consolidated Financial Statements:
  Consolidated Balance Sheets as of March 31, 1998 and 1997
  Consolidated Statements of Earnings for the years ended March 31, 1998, 1997 and 1996
  Consolidated Statements of Stockholders' Equity for the years ended March
31,
    1998, 1997, and 1996
  Consolidated Statements of Cash Flows for the years ended March 31, 1998,
    1997, and 1996
  Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.

None.

(a) (3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

10.1 Note Purchase Agreement, dated as of May 1,1998, between KEMET Corporation and the eleven purchasers of the Senior Notes named therein.

23.3 Consent of Independent Auditors.

Exhibits Incorporated by Reference

The Exhibits listed below have been filed with the Commission and are incorporated herein by reference to the exhibit number and file number of such documents which are stated in parentheses.

10.2 First Amendment to Credit Agreement among KEMET Corporation, Wachovia Bank, N.A. as agent, and the Banks named in the Credit Agreement dated as of the 30th day of August 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).

10.3 Demand Note, dated as of November 12, 1997, between KEMET Corporation, as borrower, and SunTrust Bank, Atlanta, as lender (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

10.3.1  Acceptance Agreement, dated as of November 12, 1997, between KEMET

Corporation, as borrower, and SunTrust Bank, Atlanta, as lender (incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

10.4 Thirteenth Amendment to the Purchase Agreement, as amended by and between
KEMET Electronics, S.A., Geneva and Swiss Bank Corporation, Geneva dated as of November 18, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 1997).

(b) Reports on Form 8-K.

No reports were filed on Form 8-K during the fiscal quarter ended March 31, 1998.

                     Independent Auditors' Report


The Board of Directors
KEMET Corporation:

We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 1997 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.



Greenville, South Carolina                              KPMG Peat Marwick LLP
April 20, 1998

                    KEMET CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          March 31, 1997 and 1998
                  Dollars in Thousands Except Per Share Data
                                                       1997           1998
                                                   ---------       --------
ASSETS
Current assets:
  Cash                                                $2,188          $1,801
  Accounts receivable, net (notes 10 and 11)          55,189          62,040
  Inventories:
     Raw materials and supplies                       35,880          37,275
     Work in process                                  39,373          48,068
     Finished goods                                   22,116          29,340
                                                   ---------       ---------
  Total inventories                                   97,369         114,683
     Prepaid expenses                                  2,402           2,915
     Deferred income taxes (note 7)                   12,552          13,581
                                                   ---------       ---------
  Total current assets                               169,700         195,020
     Property and equipment, net (note 11)           319,509         393,551
     Intangible assets, net (note 2)                  48,431          46,816
     Other assets                                      5,604           6,722
                                                   ---------       ---------
  Total assets                                      $543,244        $642,109
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 3)       $ 72          20,000
  Accounts payable, trade (note 10)                   62,159          88,711
  Accrued expenses (notes 5 and 11)                   29,310          36,669
  Income taxes (note 7)                               15,091             868
                                                   ---------       ---------
  Total current liabilities                          106,632         146,248
  Long-term debt, excluding
    current installments (note 3)                    102,900
104,000
  Other non-current obligations (note 4)              68,848          69,145
  Deferred income taxes (note 7)                      12,741          16,456
                                                   ---------       ---------
  Total liabilities                                  291,121         335,849

Stockholders' equity (notes 3 and 8):
  Common stock, par value $.01, authorized
    100,000,000 shares, issued and outstanding
    37,717,011 and 38,064,069 shares at
    March 31, 1997 and 1998, respectively                377             381
  Non-voting common stock, par value $.01,
    authorized 12,000,000 shares, issued and
    outstanding 1,096,610 at March 31, 1997
    and 1998                                              11              11
  Additional paid-in capital                         139,352         144,299
  Retained earnings                                  112,387         161,577
                                                   ---------       ---------
                                                     252,127         306,268
  Equity adjustments from foreign currency
  translation                                             (4)             (8)
                                                   ---------       ---------
  Total stockholders' equity                         252,123         306,260
                                                   ---------       ---------
Contingencies and commitments (notes 10 and 12)

  Total liabilities and stockholders' equity        $543,244        $642,109
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                                               KEMET CORPORATION AND
SUBSIDIARIES
                                               Consolidated Statements of
Earnings
                                            Dollars in Thousands Except Per
Share Data

          Years ended March 31,

  --------------------------------

      1996      1997        1998

  --------------------------------
Net
sales
$634,171    $555,319    $667,721
Operating costs and expenses:
  Cost of goods sold, exclusive of
depreciation                                    415,572     377,527
463,644
  Selling, general and administrative
expenses                                      42,110      45,748      48,751
  Research and
development
18,426      20,755      23,766
  Depreciation and
amortization                                                     37,633
33,467      38,858
  Early retirement (note
4)                                                            -
15,407         -
  Restructuring charge (note 14)
       -           -        10,500

 ---------   ---------   ---------
Total operating costs and expenses
513,741     492,904     585,519

 ---------   ---------   ---------
 Operating income
120,430      62,415      82,202
Other expense:
  Interest
expense
4,938       5,709       7,305
  Other
expense
10,522       2,331       4,063

 ---------   ---------   ---------
      Earnings before income
taxes                                                 104,970      54,375
70,834
Income tax expense (note
7)                                                         39,772
17,206      21,644

 ---------   ---------   ---------
            Net
earnings                                                           $65,198
$37,169     $49,190

 =========   =========   =========
Net earnings per share (EPS):(note 13)

   Basic
EPS
$1.70       $0.96       $1.26

 =========   =========   =========
   Diluted
EPS
$1.67       $0.95       $1.25

 =========   =========   =========
   Weighted-average shares
(diluted)                                            39,139,481  39,276,678
39,427,164

==========  ==========  ==========
See accompanying notes to consolidated financial statements.

                                           KEMET CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Stockholders'
Equity
                                                Dollars in Thousands

             Equity

           Adjustments

             from
                                                       Common
Additional               Foreign       Total
                                                        Stock
Paid-in     Retained   Currency    Stockholders'
                                                   Shares   Amount
Capital    Earnings  Translation    Equity
--------------------------------------------------------------------------------
--------------------------------------------
Balance at March 31, 1995                        38,055,762    $380
$128,358   $ 10,020      $18       $138,776
Net earnings                                           -          -
-        65,198      (26)        65,172
Exercise of stock options (note 8)                  519,870       5
2,934        -          -          2,939
Tax benefit on exercise of stock options               -          -
4,192        -          -          4,192
Purchases of stock by Employee Savings Plan          35,371       1
860        -          -            861
--------------------------------------------------------------------------------
--------------------------------------------
Balance at March 31, 1996                        38,611,003    $386
136,344     75,218       (8)       211,940
Net earnings                                           -         -
-        37,169        4         37,173
Exercise of stock options (note 8)                  150,110       1
927        -          -            928
Tax benefit on exercise of stock options               -         -
911        -          -            911
Purchases of stock by Employee Savings Plan          52,508       1
1,170        -          -          1,171
--------------------------------------------------------------------------------
--------------------------------------------
Balance at March 31, 1997                        38,813,621    $388
139,352    112,387       (4)       252,123
Net earnings                                           -         -
-        49,190       (4)        49,186
Exercise of stock options (note 8)                  295,690       3
1,889        -          -          1,892
Tax benefit on exercise of stock options               -          -
1,928        -          -          1,928
Purchases of stock by Employee Savings Plan          51,368       1
1,130                              1,131
--------------------------------------------------------------------------------
--------------------------------------------Balance at March 31,
1998                        39,160,679    $392   $144,299   $161,577
$(8)      $306,260
--------------------------------------------------------------------------------
--------------------------------------------

See accompanying notes to consolidated financial statements.


                                            KEMET CORPORATION AND SUBSIDIARIES
                                            Consolidated Statements of Cash
Flows
                                                  Dollars in Thousands

   Years ended March 31,

--------------------------------------

1996           1997          1998

--------------------------------------
Sources (uses) of cash:
Operating activities:
  Net earnings
$65,198         $37,169       $49,190
  Adjustments to reconcile net earnings to net cash from
   operating activities:
      Depreciation and amortization
37,886          33,720        38,943
      Postretirement and unfunded pension
4,655          19,238         1,107
      Loss on sale and disposal of equipment
8,424             705         3,145
      Deferred income taxes
(6,662)         (1,600)        2,686
      Changes in other non-current assets and liabilities
180          (1,151)       (2,363)
  Change in assets and liabilities:
      Notes and accounts receivable
(3,206)         (3,120)       (6,852)
      Inventories
(20,367)        (13,648)      (17,314)
      Prepaid expenses
(665)           (325)         (513)
      Accounts payable, trade
16,580         (10,870)       26,552
      Accrued expenses and income taxes
7,966          (4,299)       (6,428)

--------        --------       --------
                Net cash from operating activities
109,989          55,819        88,153

--------        --------       --------
Investing activities:
  Additions to property and equipment
(120,328)        (84,753)     (114,516)
  Other
20              74            (3)

--------        --------       --------
                Net cash used by investing activities
(120,308)        (84,679)      (114,519)

--------        --------       --------
 Financing activities:
  Proceeds from sale of common stock to Employee Savings Plan
861           1,171          1,131
  Proceeds from exercise of stock options and warrants
    including related tax benefit
7,130           1,839          3,820
  Repayment of long-term debt
(245)           (270)           (72)
  Net proceeds from revolving/swingline loan
1,800          24,900         21,100

--------        --------       --------
                 Net cash provided by financing activities
9,546          27,640         25,979

--------        --------       --------
                 Net decrease in cash
(773)         (1,220)          (387)




Cash at beginning of period
4,181           3,408          2,188

--------        --------       --------
Cash at end of period
$3,408          $2,188         $1,801

========        ========       ========

Supplemental Cash Flow Statement Information
--------------------------------------------

 Years ended March 31,

---------------------------------------

1996            1997          1998

---------------------------------------
Interest paid
$4,822           $6,550        $ 7,418

========         ========       ========
Income taxes paid
$40,822          $15,283        $29,040

========         ========       ========
Reduction of goodwill and deferred taxes resulting from                   $
-             $13,390        $ -
  Internal Revenue Service settlement
========         ========       ========

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

Inventories
Inventories are stated at the lower of cost or market. The cost of most inventories is determined by the "first-in, first-out"(FIFO) method. Approximately 4% and 3% of inventory costs of certain raw materials at March 31, 1997 and 1998, respectively, have been determined on the "last-in, first-out"(LIFO) basis. It is estimated that if all inventories had been costed using the FIFO method, they would have been approximately $914 and $1,039 higher than reported at March 31, 1997 and 1998, respectively.

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

Intangible Assets
Values assigned to patents and technology are based on management estimates and are amortized using the straight-line method over twenty-five years. Goodwill and trademarks are amortized using the straight-line method over a forty year period. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangibles balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of intangible impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

Other Assets
Other assets consist principally of the cash surrender value of life insurance.

Accounts Payable, Trade
Included in accounts payable, trade, are outstanding checks, net in the amounts of $7,171 and $12,625 at March 31, 1997 and 1998, respectively.

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

Stock-based Compensation
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans and transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans.

Concentrations of Credit Risk
The Company sells to customers located throughout the United States and the world. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. In the fiscal year ended March 31, 1997, two customers accounted for more than 10% of net sales and in the fiscal year ended March 31, 1998, one customer accounted for more than 10% of net sales.

Foreign Currency Translations
The Company translated foreign currencies using year-end exchange rates to translate most foreign assets and liabilities and weighted average rates for the period to translate foreign income and expenses. Translation gains and losses arising from the conversion of the balance sheets of foreign entities into U.S. dollars are deferred as adjustments to stockholders' equity. With respect to operations in Mexico, the functional currency is the U.S. dollar, and any gains or losses from translating foreign denominated balances are included directly in income. Gains and losses arising from foreign currency transactions are also included directly in income.

Fair Value of Financial Instruments
The Company's Financial Instruments include accounts receivable, accounts payable, long-term debt and other financing commitments. The carrying values of such financial instruments approximates the fair market value determined as of March 31, 1998.

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

(2) Intangible Assets
Intangible assets consist of the following (dollars in thousands):

                                             March 31,
                                       ----------------------
                                         1997         1998
                                       --------     ---------
Goodwill                                $40,709       $40,709
Trademarks                               10,000        10,000
Patents and technology                   10,000        10,000
                                       --------     ---------
                                         60,709        60,709
Accumulated amortization                 12,278        13,893
                                       --------     ---------
                                        $48,431       $46,816
                                       ========     =========


(3) Debt
A summary of long-term debt follows (dollars in thousands):

                                                             March 31,
                                                      ----------------------
                                                         1997         1998
                                                      ---------    ---------
Revolving loan, interest payable commencing
  on April 9,1998, at rates from 5.88%
  to 5.89% due on October 18, 2001                     $ 95,000     $104,000
Swingline loan, interest payable monthly at
  a rate not to exceed prime minus 1%
  due on October 18, 2001                                 7,900          -
Demand note, interest payable commencing
  on April 3, 1998, at rates as offered
  by the bank (5.83% at March 31, 1998)                    -          20,000
Other                                                        72           -
                                                      ---------    ---------
                                                       $102,972     $124,000
Less current installments                                    72       20,000
                                                      ---------    ---------
Long-term debt, excluding current installments         $102,900     $104,000
                                                      =========    =========

On October 18, 1996, the Company refinanced the entire balance of its outstanding revolving credit facility and swingline credit facility with new credit facilities totaling $175.0 million. These new unsecured credit facilities, each of which has a term of five years, include a $165.0 million revolving credit facility and a $10.0 million swingline credit facility.

On November 12, 1997, the Company entered into an agreement with SunTrust
Bank,
Atlanta, whereby SunTrust Bank, Atlanta has offered to extend unsecured short-

<Page 38>
term loans to the Company of which the aggregate principal amount of all loans outstanding may not exceed $20,000. The term of each loan may have a maturity of not more than 90 days and the interest rate on each loan will be negotiated and determined at the time of each borrowing. SunTrust Bank, Atlanta does not have any commitment to lend any funds in the future, and may cease to consider loan requests from the Company at any time.

The Company is subject to restrictive covenants which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt, cash flows, and net worth. At March 31, 1998, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

The aggregate maturities of long-term debt subsequent to March 31, 1998, follow: 1999, $20,000, and 2002, $104,000.

In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. These Senior
Notes have a final maturity date of May 4, 2010, and begin amortizing on May
4,
2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio debt to total capitalization. The net proceeds from the sale of the Notes will be used to repay existing indebtedness and for general corporate purposes.


(4)Other Non-Current Obligations
Non-current obligations are summarized as follows (dollars in thousands):

                                                             March 31,
                                                       ----------------------
                                                          1997        1998
                                                       ----------  ----------
Unfunded projected pension benefit obligation (note 5)    $34,691     $35,072
Unfunded postretirement medical plans (note 6)             30,165      31,784
Other                                                       3,992       2,289
                                                       ----------  ----------
                                                          $68,848     $69,145
                                                       ==========  ==========

On June 5, 1996, the Company announced an early retirement incentive program for its U.S. hourly and salaried employees. The Company reduced the U.S. hourly and salaried workforce by 409 people with annualized cost savings of approximately 415,000 (unaudited). The total cost of the program was $15,407 ($9,900 after tax). The Senior Management of the Company was not eligible for the early retirement incentive.

Included as a part of other non-current obligations is the Company's accrual for environmental liabilities. The Company's policy is to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated.

(5) Employee Pension and Savings Plans
The Company has a non-contributory pension plan (Plan) which covers substantially all employees in the United States who meet age and service requirements. The Plan provides defined benefits that are based on years of credited service, average compensation (as defined) and the primary social security benefit. The effective date of the Plan is April 1, 1987.

The cost of pension benefits under the Plan is determined by an independent actuarial firm using the "projected unit credit" actuarial cost method. Currently payable contributions to the Plan are limited to amounts that are currently deductible for income tax reporting purposes, and are included in accrued expenses in the consolidated balance sheets.

Net pension expense included the following components (dollars in thousands):

                                                      Years ended March 31,
                                               -------------------------------
                                                  1996        1997       1998
                                               ---------- ----------- --------
Service costs-benefits earned
  during the period                                $3,179     $3,690    $3,705
Interest cost of projected benefit
  obligation                                        4,614      5,857     6,638
Actual return on plan assets                       (7,806)    (6,000)
(12,254)
Net amortization and deferral                       4,742      2,123
7,949                                                  ---------- -----------
---------
                                                   $4,729     $5,670    $6,038
                                               ========== =========== ========

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets (dollars in thousands):

                                                       March 31,
                                           -----------------------------
                                                1997            1998
                                           ------------     ------------
Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $50,664 and
  $60,164 at March 31, 1997 and 1998,
  respectively                                  $54,281          $64,497
                                           ------------     ------------
Projected benefit obligation for service
  rendered to date                               81,695           97,383
Less fair value of Plan assets, primarily
  listed stocks and government bonds             51,642           63,912
                                           ------------     ------------
Projected benefit obligation in excess
  of Plan assets                                 30,053           33,471
Unrecognized net losses resulting from
  Plan amendment and other                       (  449)          (4,106)

Unrecognized prior service cost                     789              699
                                           ------------     ------------
Total recorded obligation                        30,393           30,064
Less current portion                                972              643
                                           ------------     ------------
Non-current obligation                          $29,421          $29,421
                                           ============     ============

The Company sponsors an unfunded Deferred Compensation Plan for key managers. This plan is non-qualified and provides certain key employees defined pension benefits which would equal those provided by the Company's non-contributory pension plan if the plan was not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code.

Net pension expense included the following components (dollars in thousands):

                                                     Years ended March 31,
                                                 --------------------------
                                                     1997            1998
                                                 ----------      ----------
Service cost                                           $232           $210
Interest cost                                           548            582
Amortization of prior service costs,
  being amortized over participants'
  remaining service                                   1,323          1,323
                                                 ----------      ----------
                                                     $2,103         $2,115
                                                 ==========      ==========

The following table sets forth the status of the unfunded Deferred Compensation Plan for key managers and the amounts included in other long-term liabilities in the Company's consolidated balance sheets (dollars in thousands):

                                                       March 31,
                                              -------------------------
                                                1997            1998
                                              ----------     ----------
Actuarial present value of projected
  benefit obligation                              $7,068         $7,050
Actuarial losses                                    (342)        (1,238)
Unrecognized prior service costs                  (1,456)          (161)
                                              ----------     ----------
Accrued Pension Costs                             $5,270         $5,651
                                              ==========     ==========

A weighted average discount rate of 7.75% and 7.25% in 1997 and 1998, respectively, and a rate of increase in future compensation levels of 5.0% in both 1997 and 1998, were used in determining the actuarial present value of the projected benefit obligation of each of the above plans. The expected long-term rate of return on assets was 8.5% in 1997 and 1998. A weighted-average discount rate of 7.5% and 7.75% was used to determine the pension expense for 1997 and 1998, respectively.

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

            Year ended March 31, 1996     $1,706
            Year ended March 31, 1997      1,868
            Year ended March 31, 1998      1,896

(6) Postretirement Medical and Life Insurance Plans
Net periodic postretirement benefit cost for the Company included the following components (dollars in thousands):

                                                Years ended March 31,
                                         -------------------------------
                                            1996         1997       1998
                                         --------- ---------- ----------
Service cost                                  $690       $810       $739
Interest cost                                1,574      2,037      2,343
Amortization of unrecognized items            (125)       -          -
                                        ---------- ---------- ----------
                                            $2,139     $2,847     $3,082
                                        ========== ========== ==========

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheet (dollars in thousands):

                                                             March 31,
                                                     ---------------------
                                                         1997        1998
                                                     ---------- ----------
Accumulated postretirement benefit obligation (APBO):
  Existing retirees                                     $18,946    $20,714
  Active employees                                        9,388     12,732
                                                     ---------- ----------
                                                         28,334    $33,446
Unrecognized net gains (losses)                           1,831     (1,662)
                                                     ---------- ----------
Obligation                                              $30,165    $31,784
                                                     ========== ==========

A weighted average discount rate of 7.75% and 7.25% in 1997 and 1998, respectively, and a descending medical trend rate from 9% to 7% and 8% to 7% in 1997 and 1998, respectively, were used in determining the actuarial present value of the APBO. A weighted average discount rate of 7.5% and 7.75% in 1997 and 1998, respectively, was used in determining the net periodic
postretirement benefit cost.   A 1% increase or decrease in the medical trend
rate would increase or decrease the APBO by approximately $1,365.

(7) Income Taxes
Income taxes (benefits) consist of the following (dollars in thousands):

                                 Federal       State      Foreign       Total
                               ----------     -------    ---------     -------
Year ended March 31, 1996:
Current                           $40,942      $3,829      $1,663      $46,434
Deferred                           (6,042)       (620)       -
(6,662)
                                  -------      ------      ------      -------
                                  $34,900      $3,209      $1,663      $39,772
                                  =======      ======      ======      =======
Year ended March 31, 1997:
Current                           $17,325      $  658        $823      $18,806
Deferred                           (1,376)       (150)        (74)
(1,600)
                                  -------     -------       -----      -------
                                  $15,949     $   508        $749      $17,206
                                  =======     =======       =====      =======
Year ended March 31, 1998:
Current                           $15,835     $   806      $2,317      $18,958
Deferred                            1,970         216         500        2,686
                                  -------     -------      ------      -------
                                  $17,805     $ 1,022      $2,817      $21,644
                                  =======     =======      ======      =======
        +

The rates of income taxes (benefits) were different than the amounts computed using the statutory income tax rate. A reconciliation of the statutory federal income tax rate follows:

                                                      Years Ended March 31,
                                                      --------------------
                                                       1996   1997   1998
                                                      ------ ------ ------
Statutory federal income tax rate                      35.0%  35.0%  35.0%
State income taxes, net of federal taxes                2.0     .6     .9%
Foreign sales corporation                              (1.3)  (3.8)  (3.3)
Goodwill amortization                                   1.3    . 7     .5
Reduction in prior year tax accrual                       -   (1.8)  (2.4)
Other                                                    .9     .9   ( .1)
                                                      ------ ------ ------
Effective income tax rate                              37.9%  31.6%  30.6%
                                                      ====== ====== ======

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

                                                         March 31,
                                                    --------------------
                                                     1997         1998
                                                    -------      -------
Gross deferred tax assets:
  Sales and product allowances                      $ 9,961      $ 8,135
  Medical benefits                                   12,047       12,324
  Pension benefits                                   12,922       13,100
  All other                                           3,437        5,331
                                                    -------      -------
                                                     38,367       38,890
                                                    -------      -------
Gross deferred tax liabilities:
  Depreciation and differences in basis             (32,790)     (36,228)
  Amortization of intangibles                       ( 5,766)      (5,537)
                                                    -------      -------
                                                    (38,556)     (41,765)
                                                    -------      -------
Net deferred income tax liability                  $   (189)    $ (2,875)
                                                    =======      =======

The net deferred income tax liability is reflected in the accompanying 1997 and 1998 balance sheets as a $12,552 and $13,581 current asset and a $12,741 and $16,456 non-current liability, respectively.

The Company anticipates that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the remaining deferred tax assets. Accordingly, no valuation allowance has been provided for in 1997 or 1998.

On October 7, 1997, the Company and the Internal Revenue Service finalized a settlement involving adjustments on the Company's consolidated income tax returns for fiscal years 1994 and 1995. The adjustments to the consolidated income tax return primarily involved the partial disallowance of amortization of a non-compete agreement. The total tax including interest associated with the settlement amounted to approximately $1,050.

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

(8) Stock Option Plans
The Company has two option plans which reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal year 1997 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):

                                             Years ended March 31,
                                -------------------------------------------
                                        1997                  1998
                                -------------------    --------------------
                                   As                     As
                                Reported  Pro forma    Reported   Pro forma
                                --------  ---------    --------   ---------
Net earnings                     $37,169    $36,146     $49,190     $47,554

Earnings per share
   Basic                            $.96       $.93       $1.26       $1.22
   Diluted                          $.95       $.92       $1.25       $1.21

The pro forma amounts indicated above recognize compensation expense on a straight line basis over the vesting period of the grant. The pro forma effect on net income for fiscal year 1998 is not representative of the pro forma effects on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   Years ended March 31,
                                                 ------------------------
                                                   1997            1998
                                                 --------        --------
Expected life (years)                               5               5
Interest rate                                       6.1%            5.7%
Volatility                                         23.8%           42.6%
Dividend yield                                      0.0%            0.0%

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

A summary of the status of the Company's three stock option plans as of March 31, 1996, 1997, and 1998, and changes during the years ended on those dates is presented below:

                                                               March 31,

----------------------------------------------------------------------------
                                     1996
1997                     1998
--------------------------------------------------------------------------------
-----------------------
Weighted-                  Weighted-               Weighted-
                                          Average
Average                 Average
                             Shares       Exercisable    Shares
Exercisable    Shares   Exercisable
                                          Price
Price                   Price
Fixed Options
--------------------------------------------------------------------------------
-----------------------
Options Outstanding
  at Beginning of Year       1,352,870   $ 6.490          1,114,885
$13.362       1,239,835  $15.532
Options Granted                281,885    32.125            281,330
19.250         308,445   25.750
Options Exercised             (519,870)    5.651           (150,110)
6.190        (295,690)   6.446
Options Canceled                    -         -              (6,270)
20.132          (1,570)  11.828
--------------------------------------------------------------------------------
-----------------------
Options Outstanding
  at End of Year             1,114,885   $13.362          1,239,835
$15.532        1,251,020  $20.203
--------------------------------------------------------------------------------
-----------------------
Option Price Range
  at End of Year      $5.00 to $32.125             $5.00 to $32.125
$5.00  to  $32.125
Option Price Range
  for Exercised Shares $5.00 to $5.715             $5.00 to $10.625
$5.00  to  $10.625
Options Available for
  Grant at End of Year       2,402,505
2,121,175                 1,812,730
Options Exercisable
  at Year-End                  437,590
679,590                   664,050
Weighted-Average Fair
  Value of Options Granted
  During the Year                $8.64                        $5.42


The following table summarizes information about stock options outstanding at March 31, 1998:

                          Options Outstanding
Options Exercisable
--------------------------------------------------------------------------------
-----------------------
Range of              Number      Weighted-Average
Number
Exercisable      Outstanding at    Remaining       Weighted-Average
Exercisable at  Weighted-Average
Prices              3/31/98      Contractual Life   Exercise Price
3/31/98      Exercisable Price
--------------------------------------------------------------------------------
-----------------------
$5 to $5.715        243,980         5 Years              $5.49
243,980             $5.49
$10.625 to $14.188  139,920         7 Years             $11.66
139,920            $11.66
$32.125             280,150         8 Years             $32.13
280,150            $32.13
$19.25              278,525         9 Years             $19.25
-                  -
$25.75              308,445        10 Years             $25.75
-                  -
                   --------                                          --------
                  1,251,020                                           664,050
                  =========                                          ========

(9) Foreign Sales
The Company has wholly-owned foreign subsidiaries which primarily market products in foreign markets. Foreign sales by geographic region were as follows (dollars in thousands):

                                             Years ended March 31,
                                      --------------------------------------
                                         1996         1997          1998
                                      ----------   -----------   -----------
Europe                                  $124,750      $101,060      $134,623
Asia                                     114,564       104,932       123,671
Other                                     27,869        24,657        34,914
                                      ----------   -----------   -----------
    Total                              $267,183      $230,649      $293,208
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

(b) A subsidiary of the Company sells certain receivables discounted at .50 to .65 of 1% above LIBOR for the number of days the receivables are outstanding, with a recourse provision not to exceed 5% of the face amount of the factored receivables. The Company has issued joint and several guarantees in an aggregate amount up to but not to exceed $2,500 to guarantee this recourse provision. The Company transferred receivables and incurred factoring costs as follows (dollars in thousands):

                                                Years ended March 31,
                                 ---------------------------------------------
                                  1996                1997               1998
                                 ---------------------------------------------
Receivables transferred         $256,131        $218,146             $283,153
Factoring cost                    $2,341          $2,109               $2,834

Included in accounts payable, trade, is $19,046 and $27,686 at March 31, 1997 and 1998, respectively, which represents factored receivables collected but not remitted.

(c) Future minimum lease payments over the next five years under noncancelable operating leases at March 31, 1998, are as follows (dollars in thousands):

       1999               $10,446
       2000                 7,428
       2001                 3,889
       2002                 2,066
       2003                   457

Total rental expense under cancelable and noncancelable operating leases was as follows (dollars in thousands):

Year ended March 31, 1996  $ 8,333
Year ended March 31, 1997   11,653
Year ended March 31, 1998   12,592


(11) Supplementary Balance Sheet Detail (dollars in thousands)

                                                             March 31,
                                                     -----------------------
                                                        1997        1998
                                                     ----------   ----------
Accounts receivable:
  Trade                                                 $58,184      $61,773
  Other                                                   4,004        6,879
                                                     ----------   ----------
                                                         62,188       68,652
Less:
  Allowance for doubtful accounts                           244          390
  Allowance for price protection and
    customer returns (note 10)                            6,755        6,222
                                                     ----------   ----------
                                                        $55,189      $62,040
                                                     ==========   ==========
Property and equipment, at cost      Useful Life
  Land and land improvements          10-20 years       $11,789      $13,071
  Buildings                           10-40 years        40,632       61,702
  Machinery and equipment              5-10 years       311,750      369,154
  Furniture and fixtures               3-10 years        22,186       32,086
  Construction in progress              -                78,276       97,104
                                                     ----------   ----------
                                                        464,633      573,117
Accumulated depreciation                                145,124      179,566
                                                     ----------   ----------
                                                       $319,509     $393,551
                                                     ==========   ==========
Accrued expenses:
  Pension costs (note 5)                                 $3,890       $4,031
  Salaries, wages and related employee costs             11,272       12,009
  Vacation                                                8,407        8,879
  Other                                                   5,741       11,750
                                                     ----------   ----------
                                                        $29,310      $36,669
                                                     ==========   ==========

(12) Legal Proceedings

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) and certain analogous state laws, impose retroactive, strict liability upon certain defined classes of persons associated with releases of hazardous substances into the environment. Among those liable under CERCLA (known collectively as "potentially responsible parties" or "PRPs") is any person who "arranged for disposal" of hazardous substances at a site requiring response action under the statute. While a company's liability under CERCLA is often based upon its proportionate share of overall waste volume or other equitable factors, CERCLA has been widely held to permit imposition of joint and several liability on each PRP. The Company has periodically incurred, and may continue to incur, liability under CERCLA, and analogous state laws, with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a PRP at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a "de minimis" party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with Union Carbide in certain PRP initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company's financial condition, or results of operations. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

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

(13) Earnings Per Share (dollars in thousands except per share data)

Basic and diluted earnings per share (EPS) are calculated as follows:

                                                   Years ended March 31,
                                            ----------------------------------
                                               1996          1997         1998
                                            ----------   ----------   --------

Numerator - net earnings                       $65,198      $37,169    $49,190

Denominator

  Weighted-average common shares (Basic)    38,265,678   38,737,160 39,073,222

  Stock Options                                873,803      539,518    353,942
                                            ----------   ---------- ----------
  Weighted-average common shares (Diluted)  39,139,481   39,276,678 39,427,164
                                            ==========   ========== ==========

Basic EPS                                       $1.70        $0.96      $1.26

Diluted EPS                                     $1.67        $0.95      $1.25

The Company adopted Statement of Financial Accounting Standards No. 128 (FAS
128), Earnings Per Share, for fiscal year 1998. All prior period earnings per common share data have been restated to conform to the provisions of FAS 128. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

(14) Restructuring Charge

The Company recorded a pretax charge of $10.5 million ($7.3 million after tax) in the quarter ended December 31, 1997, in conjunction with a plan to restructure the manufacturing and support operations between its U.S. facilities in North and South Carolina and its Mexican operations in Monterrey, Mexico. The restructuring plan is expected to reduce the Company's U.S. work force by approximately 1,000 employees and result in an annualized pretax cost savings of approximately $18.0 million. During the quarter ended March 31, 1998, the Company charged $4.8 million against the liability. The Company expects the remaining costs to be incurred and charged against the liability during the next 5-7 months.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                KEMET Corporation
                                (Registrant)


Date:  June  , 1998             /S/ D.Ray Cash
                                D. Ray Cash
                                Senior Vice President of Administration,
                                Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June  , 1998              /S/ David E. Maguire
                                David E. Maguire
                                Chairman, Chief Executive Officer, President
                                and Director

Date: June  , 1998              /S/ D. Ray Cash
                                D. Ray Cash
                                Senior Vice President of Administration,
                                Treasurer, and Assistant Secretary
                                (Principal Accounting and Financial Officer)

Date: June  , 1998              /S/ Charles E. Volpe
                                Charles E. Volpe
                                Director

Date: June  , 1998              /S/ Stewart A. Kohl
                                Stewart A. Kohl
                                Director

Date: June  , 1998              /S/ E. Erwin Maddrey, II
                                E. Erwin Maddrey, II
                                Director

Date: June  , 1998              /S/ Paul C. Schorr IV
                                Paul C. Schorr IV
                                Director