Form 10-Q
period 1998-06-30
KEMET CORP
filed 1998-08-18
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
     Act of 1934.
     For the period ended June 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
`

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

                              YES [X]  NO [ ]

Common Stock Outstanding at: August 14, 1998

Title of Each Class                               Number of Shares
Outstanding
--------------------------------------------------------------------------------

Common Stock, $.01 Par Value                                     38,103,963
Non-Voting Common Stock, $.01 Par Value                           1,096,610

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                       KEMET CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands Except Per Share
Data)

      June 30,          March 31,

        1998               1998

      -------           --------

     (unaudited)
ASSETS
Current
Assets:

Cash
     $  2,660            $  1,801
Notes and accounts receivable (less allowances of $5,897 and $6,612
  June 30, 1998 and March 31, 1998,
respectively)                                      48,126              62,040
Inventories:
     Raw materials and
supplies
44,341              37,275
     Work in
process
44,568              48,068          Finished
goods
27,615              29,340

     --------            --------
          Total inventories
      116,524             114,683
Prepaid
expenses
4,050               2,915
Deferred income
taxes
13,477              13,581

     --------            --------
          Total current
assets
184,837             195,020
Property and equipment (less accumulated depreciation of $191,350 and
  $179,566 at June 30, 1998 and March 31, 1998,
respectively)                         410,555             393,551
Intangible assets (less accumulated amortization of $14,296 and
  $13,893 at June 30, 1998 and March 31, 1998,
respectively)                           46,413              46,816
Other
assets
  7,114               6,722

     --------            --------
          Total
assets
$648,919            $642,109

     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term
debt                                                                    $
15,000             $20,000
  Accounts payable,
trade
69,303              88,711
  Accrued
expenses
29,103              36,669
  Income
taxes
1,880                 868

     --------            --------
          Total current
liabilities
115,286             146,248
Long-term debt, excluding current
installments                                        139,150
104,000
Other non-current
obligations
69,143              69,145
Deferred income
taxes
17,103              16,456

     --------            --------
          Total
liabilities
$340,682            $335,849

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 38,088,772 and 37,806,931 shares at June 30, 1998 and
     March 31, 1998,
respectively
381                 381
  Non-voting common stock, par value $.01, authorized 12,000,000 shares, issued and outstanding 1,096,610 at June 30, 1998 and March 31,
1998                  11                  11
  Additional paid-in
capital
144,830             144,299
  Retained
earnings
163,075             161,577
  Accumulated other comprehensive
income                                                  (60)
(8)

     --------            --------
          Total stockholders'
equity                                                  308,237
306,260

     --------            --------
          Total  liabilities and stockholders'
equity                                $648,919            $642,109

     ========            ========





See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED FINANCIAL STATEMENTS OF
EARNINGS
                                 (Dollars in Thousands Except Per Share Data)

Three months ended
June 30,

        --------------------------

          1998              1997

        --------          --------

      (unaudited)       (unaudited)
Net
Sales
  $142,471            $161,204

Operating costs and expenses:
  Cost of goods sold, exclusive of
depreciation                                        107,266
110,587
  Selling, general and administrative
expenses                                          12,179              12,136
  Research, development and
engineering
6,153               5,628
  Depreciation and
amortization
10,878               9,344

      --------            --------
     Total operating costs and
expenses                                                136,476
137,695

     Operating
income
5,995              23,509

Other expense:
  Interest
expense
2,494               1,512

Other
       1,299               1,414

      --------            --------
     Total other
expense
3,793               2,926
     Earnings before income
taxes
2,202              20,583

Income tax
expense
705               6,574

      --------            --------

     Net
earnings
$1,497             $14,009

      ========            ========





Per Common Share Information:

Net earnings per share:

Basic
   $ 0.04              $ 0.36

Diluted
   $ 0.04              $ 0.36

Weighted average shares outstanding:

Basic
39,185,382          38,881,448

Diluted
39,390,046          39,393,007


















See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)

Three months ended
June 30,

        --------------------------

          1998              1997

        --------          --------

      (unaudited)       (unaudited)
Sources (uses) of cash:

     Net cash from operating
activities                                                  $(1,893)
$22,948

Investing activities:
  Additions to property and
equipment                                                    (27,874)
(29,851)    Proceeds from disposals of
property
(4)                0

Other
           (51)                8

        --------          --------


     Net cash used by investing
activities                                               (27,929)
(29,843)

Financing activities:
  Proceeds from employees savings
plan                                                       405
486
  Proceeds from exercise of stock options including related tax
benefit                      126               795
  Repayment of long-term
debt
-                (72)
  Net proceeds/(repayments) from revolving/swingline
loan                                (69,850)            8,300
  Proceeds from Senior
Notes
100,000               -

        --------          --------

     Net cash provided by financing
activities                                            30,681             9,509

        --------          --------

     Net increase in
cash
859             2,614


     Cash at beginning of
period
1,801             2,188

        --------          --------

     Cash at end of
period
$2,660            $4,802

        ========          ========


























See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 1998 Form 10-K. Net sales and operating results for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2. Reconciliation of basic earnings per common share to diluted earnings per common share.

In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.



                         Computation Of Basic And Diluted Earnings Per Share
                                      (Dollars in Thousands Except Per Share
Data)

                                             For the three months ended June
30,


1998                                       1997
                       ----------------------------------------
-----------------------------------

Per                                      Per
                         Income         Shares           Share
Income        Shares        Share
                       (numerator)     (denominator)     Amount
(numerator)   (denominator)  Amount
                       ----------      ------------     -------
----------    ------------  -------
Basic EPS

Income available to
common stockholders     $  1,497         39,185,382     $  .04         $
14,009      38,881,448   $0.36

Effect of diluted
securities

Stock Options              -                204,664         -
-              511,559       -
                      ----------       ------------     -------
----------    ------------   -------

Diluted EPS

Income available to     $  1,497         39,390,046     $  .04         $
14,009      39,393,007   $0.36
common stockholders
plus assumed
conversions


Options to purchase 280,150 shares of common stock at $32.125 per share were outstanding for the three months ended June 30, 1998 and 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 23, 2005.

Options to purchase 278,525 shares of common stock at $19.25 per share were outstanding for the three months ended June 30, 1998 and 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 24, 2006.

Options to purchase 308,445 shares of common stock at $25.75 per share were outstanding for the three months ended June 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 22, 2007.

Note 3.  Comprehensive Income

The Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income", as of the beginning of fiscal year 1999. Total comprehensive income and its components are as follows:

                                                        Three months
ended                                                                     June
30,
--------------------------
                                                     1998
1997
                                                   --------
--------

Net Earnings                                         $1,497
$14,009

Foreign currency translation adjustment                 (52)               (8)
                                                   --------          --------
Comprehensive income                                 $1,445
$14,001
                                                   ========
========


The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all significant intercompany amounts and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 1998 and Three Month Period Ended June 30,
1997

Net sales for the three months ended June 30, 1998 were $142.5 million, a decrease of 12% from net sales of $161.2 million for the three months ended June 30, 1997. The decrease in net sales resulted from a combination of an industry- wide inventory correction and slower sales growth in Asia of end-use consumer products. Sales of surface-mount capacitors were $113.5 million for the first quarter of fiscal 1999, a decrease of 5% from $119.4 million in the prior year's first quarter. Sales of leaded capacitors were $29.0 million, down from $41.8 million in the prior period. Globally, domestic sales decreased 16% to $77.0 million and export sales, led by a decline in sales in Asia of 21% decreased 5% to $65.5 million as compared to the prior year's first quarter.

Cost of sales, exclusive of depreciation, for the three months ended June 30, 1998 was $107.3 million compared to $110.6 million for the three months ended June 30, 1997. As a percentage of net sales, cost of sales, exclusive of depreciation, increased to 75% from 69% primarily as a result of depressed selling prices, and the increased cost of palladium. The Company announced a reduction in workforce during the quarter and expects the favorable impact on cost of goods sold to begin during the second fiscal quarter.

Selling, general and administrative expenses for the three months ended June 30, 1998 were $12.2 million, or 9% of net sales, as compared to $12.1 million, or 8% of net sales, for the three months ended June 30, 1997. Selling, general and administrative expenses as a percent of sales increased primarily as a result of depressed selling prices.

Research, development and engineering expenses for the three months ended June 30, 1998 were $6.2 million compared to $5.6 million for the three months ended June 30, 1997. The increase reflects the Company's continued investments in new products and technologies.

Depreciation and amortization expense was $10.9 million for the three months ended June 30, 1998, as compared to $9.3 million from the prior year's first quarter and resulted primarily from increased capital expenditures over the past fiscal years.

Operating income for the three months ended June 30, 1998 was $6.0 million compared to $23.5 million for the three months ended June 30, 1997. The decrease resulted from a combination of the reduced sales levels and the higher cost of sales as discussed above.

Income tax expense was 32.0% of earnings for the three month periods ended June 30, 1998 and 1997. The difference from the effective income tax rate was primarily the result of increased foreign sales corporation benefits and the implementation of various state tax savings strategies.

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

Cash flows from operating activities for the three months ended June 30, 1998 amounted to a deficit of $1.9 million compared with a surplus of $22.9 million for the three months ended June 30, 1997. The decrease in cash flow was primarily a result of the decrease in net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

For the quarter ended June 30, 1998 the Company expended $4.2 million in cash charges against the restructuring liability for severance and outplacement costs. The Company expects the remaining $1.5 million in charges to incurred and completed by the third quarter of fiscal 1999.

Capital expenditures were $27.9 million for the three months ended June 30, 1998 compared to $29.9 million for the three months ended June 30, 1997. The first quarter's expenditures reflect the completion of projects initiated during fiscal year 1998. The Company estimates its capital expenditures for fiscal year 1999 to be approximately $60.0 million.

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of the Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. These Senior Notes have a final maturity date of May 4, 2010, with required principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Notes will be used to repay existing indebtedness and for general corporate purposes.

During the three months ended June 30, 1998 the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $30.2 million which consisted primarily of the financing of capital expenditures. The Company had unused availability under its revolving credit facility as of June 30, 1998 of approximately $135.9 million.

Management has initiated an aggressive enterprise wide program to prepare the Company's computer systems and applications for the year 2000. The program is a combination of remediation efforts both internally and with the Company's suppliers and the implementation of client server applications. The acquisition costs of the new software and equipment has and continues to be capitalized and all other expenses have been charged against operating income. Amounts incurred for the three months ended June 30, 1998 were not material and the Company does not expect the amounts required to be expensed for the remaining activities to have a material effect on its financial position or results of operations. The Company expects its year 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that other companies' systems will be converted on a timely basis or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's 1998 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
Other than as reported above and in the Company's fiscal year ending March 31, 1998 Form 10-K under the caption "Item 3. Legal Proceedings", the Company is not currently a party to any material pending legal proceedings, other than routine litigation incidental to the business of the Company.

Item 2.  Change in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
On July 22, 1998, at the Company's annual meeting, shareholders re-elected Stewart A. Kohl and David E. Maguire as Directors of the Company to serve three-year terms. The Company's shareholders also approved the appointment of KPMG Peat Marwick LLP as independent public accountants for the fiscal year ending March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
10.1 Note Purchase agreement, dated as of May 1, 1998 between KEMET Corporation and the eleven purchasers of the Senior Notes named therein (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

(b)  Reports on Form 8-K.
     None.

                         Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 14, 1998


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