Form 10-Q
period 1998-09-30
KEMET CORP
filed 1998-11-17
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
     Act of 1934.
     For the period ended September 30, 1998.

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

                              YES [X]  NO [ ]
Common Stock Outstanding at: November 10, 1998


Title of Each Class                               Number of Shares
Outstanding
--------------------------------------------------------------------------------

Common Stock, $.01 Par Value                                     38,120,550
Non-Voting Common Stock, $.01 Par Value                           1,096,610

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                       KEMET CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands Except Per Share
Data)

    September 30,       March 31,

        1998               1998

      -------           --------

     (unaudited)
ASSETS
Current
assets:

Cash
     $  1,974            $  1,801
Notes and accounts receivable (less allowances of $6,037 and $6,612
  September 30, 1998 and March 31, 1998,
respectively)                                 52,212              62,040
Inventories:
     Raw materials and
supplies
40,871              37,275
     Work in
process
54,208              48,068          Finished
goods
22,842              29,340

     --------            --------
          Total
inventories
117,921             114,683
Prepaid
expenses
3,544               2,915
Deferred income
taxes
11,883              13,581

     --------            --------
          Total current
assets
187,534             195,020
Property and equipment (less accumulated depreciation of $202,225 and
  $179,566 at September 30, 1998 and March 31, 1998,
respectively)                    412,659             393,551
Intangible assets (less accumulated amortization of $14,699 and
  $13,893 at September 30, 1998 and March 31, 1998,
respectively)                      46,009              46,816
Other
assets
  7,649               6,722

     --------            --------
          Total
assets
$653,851            $642,109

     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term
debt                                                                    $
1,000             $20,000
  Accounts payable,
trade
63,394              88,711
  Accrued
expenses
32,522              36,669
  Income taxes
        3,396                 868

     --------            --------
          Total current
liabilities
100,312             146,248
Long-term debt, excluding current
installments                                        159,300
104,000
Other non-current
obligations
69,102              69,145
Deferred income
taxes
16,273              16,456

     --------            --------
          Total
liabilities
$344,987            $335,849

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 38,113,032 and 37,806,931 shares at September 30, 1998
and
     March 31, 1998,
respectively
381                 381
  Non-voting common stock, par value $.01, authorized 12,000,000 shares, issued and outstanding 1,096,610 at September 30, 1998 and March 31,
1998             11                  11
  Additional paid-in
capital
145,021             144,299
  Retained
earnings
163,500             161,577
  Accumulated other comprehensive
income                                                  (49)
(8)

     --------            --------
          Total stockholders'
equity                                                  308,864
306,260

     --------            --------
          Total  liabilities and stockholders'
equity                                $653,851            $642,109

     ========            ========





See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Dollars in Thousands Except Per Share
Data)

                                                         Three months
ended                  Six months ended
                                                            September
30,                      September 30,

------------------------           -----------------------
                                                        1998
1997               1998           1997
                                                      --------
--------           --------       --------
                                                     (unaudited)
(unaudited)        (unaudited)     (unaudited)
Net Sales                                             $137,733
$165,477          $280,204        $326,681

Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation        105,549
115,177           212,815         225,764
  Selling, general and administrative expenses          11,911
12,256            24,090          24,392
  Research, development and engineering                  5,582
5,423            11,735          11,051
  Depreciation and amortization                         11,535
9,400            22,413          18,744
                                                      --------
--------          --------        --------
     Total operating costs and expenses                134,577
142,256           271,053         279,951

     Operating income                                    3,156
23,221             9,151          46,730


Other expense:
  Interest expense                                       1,701
1,785             4,195           3,296
  Other                                                    829
1,018             2,128           2,432
                                                      --------
--------          --------        --------
     Total other expense                                 2,530
2,803             6,323           5,728

     Earnings before income taxes                          626
20,418             2,828          41,002

Income tax expense                                         200
6,176               905          12,750
                                                      --------
--------          --------        --------

     Net earnings                                      $   426        $
14,242           $ 1,923        $ 28,252
                                                      ========
========          ========        ========







Per Common Share Information:

Net earnings per share:
     Basic                                             $  0.01        $
0.36           $  0.05        $  0.72
     Diluted                                           $  0.01        $
0.36           $  0.05        $  0.72



Weighted average shares outstanding:
     Basic                                          39,203,606
39,022,225         39,194,679    38,952,326
     Diluted                                        39,348,334
39,502,700         39,371,041    39,484,438















See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)


            Six Months ended

              September 30,

        --------------------------

          1998              1997

        --------          --------

      (unaudited)       (unaudited)
Sources (uses) of cash:

     Net cash from operating
activities                                                  $ 4,829
$38,307

Investing activities:
  Additions to property and
equipment                                                    (41,634)
(59,101)     Proceeds from disposals of
property
(4)              -

Other
           (41)               (2)

        --------          --------


     Net cash used by investing
activities                                               (41,679)
(59,103)

Financing activities:
  Proceeds from employees savings
plan                                                       590
676
  Proceeds from exercise of stock options including related tax
benefit                      133             3,049
  Repayment of long-term
debt
-                (72)
  Net proceeds/(repayments) from revolving/swingline
loan                                (63,700)           18,100
  Proceeds from Senior
Notes
100,000               -

        --------          --------

     Net cash provided by financing
activities                                            37,023            21,753

        --------          --------

     Net increase in
cash
173               957


     Cash at beginning of
period
1,801             2,188

        --------          --------

     Cash at end of
period
$1,974            $3,145

        ========          ========


























See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 1998 Form 10-K. Net sales and operating results for the six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                             For the three months ended
September 30,


1998                                       1997
                       ----------------------------------------
-----------------------------------

Per                                      Per
                         Income         Shares           Share
Income        Shares        Share
                       (numerator)     (denominator)     Amount
(numerator)   (denominator)  Amount
                       ----------      ------------     -------
----------    ------------  -------



Basic EPS               $    426         39,203,606     $ 0.01         $
14,242      39,022,225    $0.36

Effect of diluted
securities

Stock Options                -              144,728         -
-           480,475      -
                      ----------       ------------     -------
----------    ------------   -------



Diluted EPS             $    426         39,348,334     $ 0.01         $
14,242      39,502,700    $0.36



Options to purchase 280,150 shares of common stock at $32.125 per share were outstanding for the three months ended September 30, 1998 and 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 23, 2005.

Options to purchase 278,525 shares of common stock at $19.25 per share were outstanding for the three months ended September 30, 1998 and 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 24, 2006.

Options to purchase 308,445 shares of common stock at $25.75 per share were outstanding for the three months ended September 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 22, 2007.

Note 3.  Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income", as of the beginning of fiscal year 1999. Total comprehensive income and its components are as follows:

                               Three months ended           Six months
ended                                        September 30,
September 30,
-------------------           -----------------
                             1998        1997              1998       1997
                            -------     -------           ------    -------

Net earnings                $   426     $14,242          $1,923
$28,252
Foreign currency
  translation adjustment         10          (9)            (41)         (2)
                            -------     -------          ------     -------
Comprehensive income        $   436     $14,233          $1,882
$28,250                                   =======     =======
======     =======


The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all significant intercompany amounts and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended September 30, 1998, were $137.7 million and $280.2 million, a decrease of $27.7 million or 17% and $46.5 million or 14%, respectively, from the comparable periods of the prior year. The decrease in net sales was primarily attributable to a decline in selling prices due to the imbalance of supply and demand in the industry and slower sales growth in Asia. Sales of surface-mount capacitors for the quarter and six months ended September 30,1998, were $111.6 million and $225.1 million, a decrease of 13% and 9%, respectively, from comparable prior year periods. Sales of leaded capacitors declined 30% to $26.1 million for the three months ended September 30, 1998, and decreased 30% to $55.1 million for the six months ended September 30, 1998. Sales also decreased in both the domestic and export markets for the quarter and six months ended September 30, 1998, compared to the comparable prior year periods. Domestic sales decreased 22% and 19% to $73.8 million and $150.8 million, respectively, and export sales decreased 9% and 7% to $63.9 million and $129.4 million.

Cost of sales, exclusive of depreciation for the quarter and six months ended September 30, 1998, were $105.5 million and $212.8 million, respectively, as compared to $115.2 million and $225.8 million for the quarter and six months ended September 30, 1997. As a percentage of net sales, cost of sales, exclusive of depreciation was 77% and 76% for the quarter and six months ended September 30, 1998, as compared to 70% and 69% for the comparable periods of the prior year. The increase in cost of sales as a percentage of sales is primarily the result of depressed selling prices, lower unit volume and the increased cost of palladium.

Selling, general and administrative expenses for the quarter and six months ended September 30, 1998 were $11.9 million and $24.1 million, respectively, as compared to $12.3 million and $24.4 million for the comparable periods of the prior year. Selling, general and administrative expenses as a percent of sales increased from 7% last year to 9% this year primarily as a result of depressed selling prices and unit volume. During the quarter, the Company announced a reduction in salaried employees that is expected to have a favorable impact on selling, general, and administrative expenses beginning in the third quarter of this fiscal year.

Research, development and engineering expenses for the quarter and six months ended September 30, 1998, were $5.6 million and $11.7 million, respectively, as compared to $5.4 million and $11.1 million for the prior comparable periods. This reflects the Company continued investment in the development of new products and technologies.

Depreciation and amortization expense for the quarter and six months ended September 30, 1998, were $11.5 million and $22.4 million, respectively, as compared to $9.4 million and $18.7 million for the prior comparable periods. This increase was primarily due to the increase in capital expenditures over the past fiscal years.

Operating income for the quarter and six months ended September 30, 1998, was $3.2 million and $9.2 million, respectively, compared to $23.2 million and $46.7 million for the comparable periods in the prior year. The decrease in operating income resulted primarily from a combination of the reduced sales levels and the higher cost of sales as discussed above.

Interest expense, net for the three months ended September 30, 1998, was $1.7 million compared to $1.8 million for the three months ended September 30, 1997. The decrease in interest expense is attributable to $1.1 million of interest income received from the IRS during the quarter for tax refunds on prior years' amended returns. Without this interest income, interest expense for the quarter would have been $2.8 million, or $1.0 million higher than the prior year's second quarter. This increase is attributable to higher debt levels, resulting from increased capital expenditures and lower sales, and a higher interest rate resulting from the issuance of the 6.66% Senior Notes.

Income tax expense totaled $0.2 million for the quarter ended September 30, 1998, compared to $6.2 million for the quarter ended September 30, 1997. Income tax expense for the six months ended September 30, 1998, was $0.9 million or 32.0% of earnings as compared to $12.8 million or 31% of earnings for the comparable period of the prior year. The increase in the effective rate for the six months ended September 30, 1998, was primarily the result of decreased foreign sales corporation benefits expected in fiscal year 1998.

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

Cash flows from operating activities for the six months ended September 30, 1998 amounted to a surplus of $4.8 million compared with a surplus of $38.3 million for the six months ended September 30, 1997. The decrease in cash flow was primarily a result of the decline in net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

For the quarter ended September 30, 1998 the Company expended $1.0 million in cash charges against the restructuring liability for severance and outplacement costs. The Company expects the remaining $.5 million in charges will be incurred and completed by the third quarter of fiscal year 1999.

Capital expenditures were $41.6 million for the six months ended September 30, 1998 compared to $59.1 million for the six months ended September 30, 1997. While the Company continues to invest in capital to support the long-term growth objectives, the current reduction in capital expenditures is due to the over capacity in the industry. The Company estimates its capital expenditures for fiscal year 1999 to be approximately $60.0 million.

During the six months ended September 30, 1998 the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $36.3 million which consisted primarily of the financing of capital expenditures. The Company had unused availability under its revolving credit facility as of September 30, 1998 of approximately $115.7 million.

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of the Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. These Senior Notes have a final maturity date of May 4, 2010, with required principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the Notes were used to repay existing indebtedness and for general corporate purposes.

Management has initiated an aggressive enterprise wide program to prepare the Company's computer systems and applications for the year 2000. The program is a combination of remediation efforts both internally and with the Company's suppliers and the implementation of client server applications. The acquisition costs of the new software and equipment has and continues to be capitalized and all other expenses have been charged against operating income. Amounts incurred for the six months ended September 30, 1998 were not material and the Company does not expect the amounts required to be expensed for the remaining activities to have a material effect on its financial position or results of operations. The Company expects its year 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that other companies' systems will be converted on a timely basis or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

Item 2.  Change in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Stockholders on July 22, 1998.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the definitive proxy statement of the Company dated as of June 22, 1998, and such nominees were elected.

(c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

  (i)  Election of Directors of the Company.

All of proxy nominees for directors as listed in the proxy statement were elected for a three year term with the following vote:
                                                                Broker
   Nominee                  In Favor       Against    Abstained   Non-Votes
  --------                  -----------  ----------   ---------  -----------
Stewart A. Kohl            27,416,700         0       1,327,120          0
David E. Maguire           27,416,830         0       1,326,990          0

  (ii) The ratification of the appointment of KPMG Peat Marwick LLP, independent certified public accountants, to examine the financial statements of the Company for the fiscal year ending March 31, 1999:

                                                                  Broker
                            In Favor      Against     Abstained   Non-Votes
                            ----------   --------     ---------   ----------
                            28,642,217     63,854       36,019        1,730

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
10.1 Third Amendment to Credit Agreement between KEMET Corporation, Wachovia Bank, N.A. as Agent, and the Banks named in the Credit Agreement dated as of September 30, 1998.

(b)  Reports on Form 8-K.
     None.

                         Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 16, 1998


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