Form 10-Q
period 1998-12-31
KEMET CORP
filed 1999-02-16
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
     Act of 1934.
     For the period ended December 31, 1998.

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

                              YES [X]  NO [ ]





Common Stock Outstanding at: February 10, 1999

Title of Each Class                               Number of Shares
Outstanding
--------------------------------------------------------------------------------

Common Stock, $.01 Par Value                                     38,134,966
Non-Voting Common Stock, $.01 Par Value                           1,096,610

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                       KEMET CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands Except Per Share
Data)

    December 31,        March 31,

        1998               1998

    -----------         ---------

    (unaudited)
ASSETS
Current
assets:

Cash
     $  2,723            $  1,801
Notes and accounts receivable (less allowances of $5,829 and $6,612 at December 31, 1998 and March 31, 1998,
respectively)                              38,102              62,040
Inventories:
     Raw materials and
supplies
54,753              37,275
     Work in
process
56,275              48,068          Finished
goods
28,210              29,340

     --------            --------
          Total
inventories
139,238             114,683
Prepaid
expenses
2,519               2,915
Deferred income
taxes
11,955              13,581

     --------            --------
          Total current
assets
194,537             195,020
Property and equipment (less accumulated depreciation of $213,330 and
   $179,566 at December 31, 1998 and March 31, 1998,
respectively)                    409,120             393,551
Intangible assets (less accumulated amortization of $15,103 and
  $13,893 at December 31, 1998 and March 31, 1998,
respectively)                       45,606              46,816
Other
assets
  7,770               6,722

     --------            --------
          Total
assets
$657,033            $642,109

     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term
debt                                                                    $
-              $ 20,000
  Accounts payable,
trade
70,662              88,711
  Accrued
expenses
33,971              36,669
  Income
taxes
3,945                 868

     --------            --------
          Total current
liabilities
108,578             146,248
Long-term debt, excluding current
installments                                        152,000
104,000
Other non-current
obligations
69,354              69,145
Deferred income
taxes
16,207              16,456

     --------            --------
          Total
liabilities
346,139             335,849

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 38,127,683 and 38,064,069 shares at December 31, 1998 and
     March 31, 1998,
respectively
381                 381
  Non-voting common stock, par value $.01, authorized 12,000,000 shares, issued and outstanding 1,096,610 at December 31, 1998 and March 31,
1998              11                  11
  Additional paid-in
capital
145,199             144,299
  Retained
earnings
165,351             161,577
  Accumulated other comprehensive
income                                                  (48)
(8)

     --------            --------
          Total stockholders'
equity                                                  310,894
306,260

     --------            --------
          Total  liabilities and stockholders'
equity                                $657,033            $642,109

     ========            ========





See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Dollars in Thousands Except Per Share
Data)

                                                         Three months
ended                  Nine months ended
                                                            December
31,                        December 31,

------------------------           -----------------------
                                                        1998
1997               1998           1997
                                                      --------
--------           --------       --------
                                                     (unaudited)
(unaudited)        (unaudited)     (unaudited)
Net Sales                                            $ 141,914      $
170,359          $ 422,118       $ 497,041

Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation        106,863
116,807            319,678         342,570
  Selling, general and administrative expenses          12,361
12,185             36,451          36,577
  Research, development and engineering                  4,673
6,484             16,407          17,535
  Depreciation and amortization                         11,829
10,216             34,243          28,960
  Restructuring charge                                     -
10,500              -              10,500
                                                      --------
--------           --------        --------
     Total operating costs and expenses                135,726
156,193            406,779         436,142

     Operating income                                    6,188
14,167             15,339          60,899


Other expense:
  Interest expense, net                                  2,394
1,964              6,589           5,260
  Other                                                  1,072
1,492              3,200           3,926
                                                      --------
--------           --------        --------
     Total other expense                                 3,466
3,456              9,789           9,186

     Earnings before income taxes                        2,722
10,711              5,550          51,713
Income tax expense                                         871
3,154              1,776          15,904
                                                      --------
--------           --------        --------

     Net earnings                                     $  1,851       $
7,557          $   3,774       $  35,809
                                                      ========
========          =========       =========







Per Common Share Information:

Net earnings per share:
     Basic                                             $  0.05       $
0.19          $    0.10       $    0.92
     Diluted                                           $  0.05       $
0.19          $    0.10       $    0.91



Weighted average shares outstanding:
     Basic                                          39,220,367
39,092,517         39,203,081      38,996,448
     Diluted                                        39,368,977
39,424,840         39,370,124      39,424,797














See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)


            Nine months ended

              December 31,

        --------------------------

          1998              1997

        --------          --------

      (unaudited)       (unaudited)
Sources (uses) of cash:

     Net cash from operating
activities                                                 $ 21,591          $
64,313

Investing activities:
  Additions to property and
equipment                                                    (49,823)
(88,755)     Proceeds from disposals of
property
294                 1

Other
           (40)                7

        --------          --------


     Net cash used by investing
activities                                               (49,569)
(88,747)

Financing activities:
  Proceeds from employees savings
plan                                                       768
902
  Proceeds from exercise of stock options including related tax
benefit                      132             3,221
  Repayment of long-term
debt
-                (72)
  Net proceeds/(repayments) from revolving/swingline
loan                                 28,000            23,450

        --------          --------

     Net cash provided by financing
activities                                            28,900            27,501

        --------          --------

     Net increase in
cash
922             3,067


     Cash at beginning of
period
1,801             2,188

        --------          --------

     Cash at end of
period                                                              $
2,723          $  5,255

        ========          ========


























See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 1998 Form 10-K. Net sales and operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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



                                    Computation Of Basic And Diluted Earnings
Per Share
                                               (Dollars in Thousands Except
Per Share Data)

                                                        For the nine months
ended December 31,


1998                                        1997
                                 ------------------------------------
------------------------------------

Per                                         Per
                                   Income         Shares
Share            Income        Shares       Share
                                 (numerator)   (denominator)   Amount
(numerator)   (denominator)   Amount
                                 ----------    -------------   ------
-----------   -------------   ------



          Basic EPS              $    3,774       39,203,081   $ 0.10
$    35,809      38,996,448   $ 0.92

          Effect of diluted
          securities

          Stock Options                -             167,043
-               -              428,349    (0.01)
                                 ----------       ----------   ------
-----------   -------------   ------



          Diluted EPS            $    3,774       39,370,124  $  0.10
$    35,809      39,424,797   $  .91



Options to purchase 280,150 shares of common stock at $32.125 per share were outstanding for the nine months ended December 31, 1998 and 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 23, 2005.

Options to purchase 278,030 and 278,525 shares of common stock at $19.25 per share were outstanding for the nine months ended December 31, 1998 and 1997 respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options expire on October 24, 2006.

Options to purchase 308,445 shares of common stock at $25.75 per share were outstanding for the nine months ended December 31, 1998, but were not included in the computation of diluted EPS because the options'exercise price was greater than the average market price of common shares. The options expire on October 22, 2007.

Note 3.  Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income", as of the beginning of fiscal year 1999. Total comprehensive income and its components are as follows:

                                                                Three months
ended              Nine months
ended
December 31,                   December 31,

-------------------              -----------------
                                                      1997
1998                 1997      1998
                                                     -------
-------              -------   -------

          Net earnings                               $ 1,851     $
7,557              $ 3,774   $35,809
          Foreign
currency
            translation adjustment                        (1)
9                  (40)       (7)
                                                     -------
-------              -------   -------
          Comprehensive income                       $ 1,850     $
7,566              $ 3,734
$35,802
=======     =======              =======   =======


The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all significant intercompany amounts and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Net sales for the quarter and nine months ended December 31, 1998, were $141.9 million and $422.1 million, a decrease of $28.4 million or 17% and $74.9 million or 15%, respectively, from the comparable periods of the prior year. The decrease in net sales was primarily attributable to a decline in selling prices due to the imbalance of supply and demand in the industry and slower sales growth in Asia and Europe. Sales of surface-mount capacitors for the quarter and nine months ended December 31, 1998, were $117.3 million and $342.4 million, a decrease of 12% and 10%, respectively, from comparable prior year periods. Sales of leaded capacitors declined 33% to $24.6 million for the three months ended December 31, 1998, and decreased 31% to $79.7 million for the nine months ended December 31, 1998. Sales also decreased in both the domestic and export markets for the quarter and nine months ended December 31, 1998, compared to the comparable prior year periods. Domestic sales decreased 26% and 21% to $71.0 million and $221.8 million, respectively, and export sales decreased 5% and 7% to $70.9 million and $200.3 million, respectively.

Cost of sales, exclusive of depreciation for the quarter and nine months ended December 31, 1998, were $106.9 million and $319.7 million, respectively, as compared to $116.8 million and $342.6 million for the quarter and nine months ended December 31, 1997. As a percentage of net sales, cost of sales, exclusive of depreciation was 75% and 76% for the quarter and nine months ended December 31, 1998, as compared to 69% for both of the comparable periods of the prior year. The increase in cost of sales as a percentage of sales is primarily the result of depressed selling prices, lower unit volume and the increased cost of palladium.

Selling, general and administrative expenses for the quarter and nine months ended December 31, 1998 were $12.4 million and $36.5 million, respectively, as compared to $12.2 million and $36.6 million for the comparable periods of the prior year. Selling, general and administrative expenses as a percent of sales increased from 7% for the prior year quarter to 9% this quarter primarily as a result of depressed selling prices and unit volume.

Research, development and engineering expenses for the quarter and nine months ended December 31, 1998, were $4.7 million and $16.4 million, respectively, as compared to $6.5 million and $17.5 million for the prior comparable periods.

Depreciation and amortization expense for the quarter and nine months ended December 31, 1998, were $11.8 million and $34.2 million, respectively, as compared to $10.2 million and $29.0 million for the prior comparable periods. This increase was primarily due to the increase in capital expenditures over the past fiscal year.

Operating income for the quarter and nine months ended December 31, 1998, was $6.2 million and $15.3 million, respectively, compared to $14.2 million and $60.9 million for the comparable periods in the prior year. The decrease in operating income resulted primarily from a combination of the reduced sales levels and the higher cost of sales as discussed above.

Interest expense, net for the three months ended December 31, 1998, was $2.4 million compared to $2.0 million for the three months ended December 31, 1997. Interest expense for the quarter includes $0.3 million of interest income from the IRS for tax refunds on prior years' amended returns. Without this interest income, interest expense for the quarter would have been $2.7 million, or $0.7 million higher than the prior year's third quarter. This increase is attributable to higher debt levels, resulting from increased capital expenditures and lower sales, and a higher interest rate resulting from the issuance of the 6.66% Senior Notes.

Income tax expense totaled $0.9 million for the quarter ended December 31, 1998, compared to $3.2 million for the quarter ended December 31, 1997. Income tax expense for the nine months ended December 31, 1998, was $1.8 million or 32.0% of earnings as compared to $15.9 million or 31% of earnings for the comparable period of the prior year. The increase in the effective rate for the nine months ended December 31, 1998, was primarily the result of decreased foreign sales corporation benefits expected in fiscal year 1999.

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

Cash flows from operating activities for the nine months ended December 31, 1998 amounted to a surplus of $21.6 million compared with a surplus of $64.3 million for the nine months ended December 31, 1997. The decrease in cash flow was primarily a result of the decline in net income and the timing of cash flows from current assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable.

For the quarter ended December 31, 1998 the Company expended $0.5 million in cash charges against the restructuring liability for severance and outplacement costs. This final $0.5 million closes the $10.5 million restructuri ng liability established in the third quarter of fiscal year 1997 with all $10.5 million having been expended.

Capital expenditures were $49.8 million for the nine months ended December 31, 1998 compared to $88.8 million for the nine months ended December 31, 1997. While the Company continues to invest in capital to support its long-term growth objectives, the current reduction in capital expenditures is due to over capacity in the industry. The Company estimates its capital expenditures for fiscal year 1999 to be approximately $60.0 million.

During the nine months ended December 31, 1998 the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $28.0 million which consisted primarily of the financing of capital expenditures. The Company had unused availability under its revolving credit facility as of December 31, 1998 of approximately $108.0 million.

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

Impact of Year 2000

The Company has a Year 2000 Readiness Program that began in December 1996. The scope of the program includes all business-critical operations in all locations worldwide. Areas assessed include business applications, technical infrastructure, facilities, end-user computing, manufacturing, and suppliers. Overall, the Readiness Program is scheduled to be completed by June 1999.

The Company's plan to resolve the Year 2000 issue includes the process of inventory, assessment, remediation, testing, and implementation. As of December 31, 1998, the Company had completed 100% of the inventory, 100% of assessment, and 93% of the remediation, testing, and implementation work. The completion of this final phase is expected on or before June 30, 1999.

The Company's Readiness Program is a combination of both internal and external resources to reprogram, implement, test, or replace existing hardware and software. The total cost of the program is estimated at $6.4 million and will be funded through operating cash flows. As of December 31, 1998, the Company had expended $6.1 million related to the Year 2000 Readiness Program.

Suppliers that are not prepared for the Year 2000 issues could have an impact on the Company's ability to meet customer requirements. To reduce this risk, the Company has conducted a survey of key suppliers to determine potential exposure to Year 2000 issues. Suppliers not in compliance will be expected to be in compliance before the issue could affect delivery. Date sensitive equipment and software are required to be Year 2000 ready before being approved for purchase.

The Company is currently developing a contingency plan with respect to the Year 2000 risks and expects to have this completed in the near future.

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

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
10.1 Fourth Amendment to Credit Agreement between KEMET Corporation, Wachovia Bank, N.A. as Agent, and the Banks named in the Credit Agreement dated as of December 31, 1998.

(b)  Reports on Form 8-K.
     None.

                         Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: February 12, 1999


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