Form 10-K
period 1999-03-31
KEMET CORP
filed 1999-07-01
CIK 887730

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 31, 1999
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 11,1999, computed by reference to the closing sale price of the registrant's Common Stock was approximately $615,177,416.

Number of shares of each class of Common Stock outstanding as of June 11,1999:
Common Stock, $.01 Par Value                                   38,204,709
Non-Voting Common Stock, $.01 Par Value                         1,096,610
                  DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the definitive Proxy Statement relating to the annual meeting of Stockholders to be held on July 21, 1999: Part III

PART I

ITEM 1.  BUSINESS

General

KEMET Corporation and its subsidiaries ("KEMET" or the "Company")is the largest manufacturer of solid tantalum ("tantalum") capacitors in the world and the second largest manufacturer of multilayer ceramic ("ceramic") capacitors in the United States. According to industry sources, tantalum and ceramic capacitors are the two fastest growing segments of the United States capacitor industry. During fiscal year 1999, KEMET shipped approximately 22.3 billion capacitors and approximately 35,000 different types of capacitors, with "types" being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking and packaging. Capacitors store, filter and regulate electrical energy and current flow and are found in virtually all electronic applications and products. The Company's capacitors are used in a wide variety of electronic applications, including communication systems, data processing equipment, personal computers, automotive electronic systems, and military and aerospace systems. KEMET markets its capacitors to a diverse and growing number of original equipment manufacturers ("OEMs") as well as a worldwide network of distributors. KEMET's largest customers include Alcatel, Arrow, Compaq Computer, Ford Motor Company, General Motors Corporation, Hewlett-Packard Company, IBM Corporation, Intel, Lucent Technologies, Motorola Inc., SCI Systems, Inc., Siemens, Solectron, and TTI.

Since its divestiture from Union Carbide ("UCC") in December 1990, the Company has pursued one distinct vision: To establish a distinctive competence which differentiates KEMET as the unquestioned Best-In-Class supplier. The core values that support this vision are: Best Trained and Motivated People, Company-Wide Quality Concept (as evidenced by ISO 9000 and QS-9000 registration at all of KEMET's facilities), an "Easy To Buy From" philosophy (supported by the Company's direct sales force and executed by KEMET's Key Account Teams), Lowest Cost Producer (by achieving significant production cost savings through the focused plant concept and the transfer to and expansion of manufacturing operations in Mexico where the Company can take advantage of lower overall costs) and Leading Edge of Technology (as evidenced by the Company's continued increase in expenditures for new product development and the design and development of new machinery and equipment).

Background of Company

KEMET's operations began in 1919 as a business of Union Carbide Corporation to manufacture component parts for vacuum tubes. As vacuum tubes were gradually replaced by solid-state transistors, the Company changed its manufacturing focus from vacuum tube parts to tantalum capacitors, and later added ceramic capacitors to meet the expected need for capacitors in electronic circuit boards. The Company entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, the Company was the United States' market leader in tantalum capacitors, a position which it still holds in an industry consisting of four major tantalum capacitor manufacturers. In 1969, the Company began production of ceramic capacitors as one of approximately 35 United States manufacturers. Within five years, the Company was the second largest United States manufacturer of ceramic capacitors, a position which it still holds in a market consisting of five major capacitor manufacturers.

The current Company was formed in 1990 by certain members of the Company's current management, Citicorp Venture Capital, Ltd. ("CVC"), and other investors to acquire the outstanding common stock of KEMET Electronics Corporation from
Union Carbide Corporation.

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

Refinancing of Outstanding Senior Debt

On October 18, 1996, the Company refinanced the entire balance of its outstanding revolving credit facility and swingline credit facility with new credit facilities. These new credit facilities, each of which has a term of five years, include a $150.0 million revolving credit facility and a $10.0 million swingline credit facility. In May 1998, the Company sold $100 million of its Senior Notes due May 4, 2010.

Industry Description

The Company estimates that worldwide capacitor consumption was approximately $13.9 billion in 1998, with tantalum and ceramic capacitors comprising approximately 37%. According to industry sources, in 1998 tantalum and ceramic capacitors accounted for approximately 62% of the $2.6 billion market for capacitors consumed in the United States and constitute the two fastest growing segments of the United States capacitor market. Capacitors store, filter and regulate electrical energy and current flow, and are one of the essential passive components used on circuit boards. Capacitors are found in virtually all electronic applications and products. Capacitors are used to alter the relationship of currents and voltages in a given electrical system, to filter or smooth out electrical signals where required, and to retard signals of low frequencies while permitting signals of higher frequencies to pass with minimal attenuation. Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the general demand for electronic products, which has been growing over the past several years.

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

In response to the needs of OEMs to increase circuit board densities, decrease the size of electronic components, and shift to more highly automated production techniques, the capacitor industry in general and KEMET in particular has increasingly shifted its manufacturing focus from traditional leaded capacitors toward surface-mount capacitors. In order to meet the increased demand for surface-mount capacitors the Company has invested $421.5 million in capital expenditures during the past five fiscal years, a substantial portion of which was spent to expand surface-mount manufacturing capacity. Surface-mounting allows capacitors and other electronic components to be soldered directly to a circuit board, rather than having lead wires passed through holes to be soldered on the reverse side of a board. This results in greater manufacturing efficiency by allowing capacitors to be mounted on both sides of a circuit board. In addition, surface-mount capacitors are generally smaller than similar leaded capacitors and allow for higher circuit board density.

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

KEMET manufactures a full line of capacitors using two types of dielectrics, solid tantalum and multilayer ceramic. Most customers buy both tantalum and ceramic capacitors from the Company. The Company manufactures these types of capacitors in many different sizes and configurations. The Company produces leaded capacitors, which are attached to a circuit board using lead wires, and surface-mount capacitors, which are attached directly to the circuit board without lead wires. The Company is currently shipping approximately 106 million capacitors each business day.

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

Management believes that sales of tantalum and ceramic capacitors will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets because technological breakthroughs in electronics are regularly expanding the number and type of applications for these products. Both tantalum and ceramic capacitors have special properties valuable for surface-mount applications.

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

The following table shows the respective percentages of the Company's sales of surface-mount capacitors and leaded capacitors for the fiscal years ended March 31, 1999, 1998 and 1997.

                                      Net Sales
                               (dollars in millions)
                             Fiscal Years Ended March 31,
                        1999               1998               1997
                   SALES   PERCENT    SALES  PERCENT     SALES  PERCENT
Surface-mount      $459.3    81%      $517.4     77%     $399.8     72%
Leaded              106.3    19%       150.3     23%      155.5     28%
                   ------   ----      ------    ----     ------    ----
Total              $565.6   100%      $667.7    100%     $555.3    100%
                   ======   ====      ======    ====     ======    ====

Markets and Customers

KEMET's products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military and aerospace industries. Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the demand for electronic products. The Company is not dependent on any one customer or group of related customers. Two customers accounted for over 10% of the Company's net sales during fiscal year 1997, and one customer in fiscal years 1998 and 1999. The Company's top 50 customers accounted for approximately 90% of the Company's net sales during fiscal year 1999. Preferred supplier and similar long-term relationships with OEMs accounted for approximately 56% of the Company's net sales in fiscal years 1997, 1998 and 1999.

KEMET produced approximately 5% of its capacitors under military specification standards sold for both military and commercial uses during fiscal year 1999. The Company does not sell any of its capacitors directly to the U.S. government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs which produce products principally for the military and aerospace industries accounted for less than 2% of its net sales during fiscal year 1999. Certain of the Company's other customers may also purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

KEMET's domestic sales, and most of its foreign sales, are made through the Company's approximately 200 direct sales and customer service employees. The Company's domestic sales staff is located in six regional offices, twelve local offices and eight satellite offices. A substantial majority of the Company's international sales are made through local sales offices in four European locations, six Far East locations, and two Canadian locations. There are also nine satellite offices in Europe, and one in South America. The Company also has independent sales representatives located in Australia, Argentina, Brazil, India, South Korea, and Thailand.

KEMET markets and sells its products in its major markets with a direct sales force in contrast to its competitors which generally utilize independent commissioned representatives or a combination of representatives and direct sales employees. The Company believes its direct sales force creates a distinctive competence in the market place and has established an enviable relationship with its customers. With a global sales organization that is customer-based and geographically independent, KEMET's direct sales personnel from around the world serve on KEMET Key Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a unique blend of accountability and responsibility to specific customer locations, guided by an overall account strategy for each key customer.

Electronic distributors are an important distribution channel in the electronics industry and accounted for approximately 29%, 32%, and 29% of the Company's net sales in fiscal years 1997, 1998 and 1999, respectively. In fiscal years 1997, 1998 and 1999, TTI, Inc., a distributor of passive components, accounted for more than 10% of net sales.

The Company's distributor policy includes the inventory price protection and "ship-from-stock and debit" programs common in the industry. The price protection policy protects the value of the distributors' inventory in the event the Company reduces its published selling price to distributors. The Company has established a rolling 12-month financial reserve for this program. The ship-from-stock and debit program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local
Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET's list price and the lower authorized price for that specific transaction. Each sale under this program requires specific authorization. The Company expenses these authorized discounts on a monthly basis and the expense is included in calculating net sales.

Foreign Sales

During fiscal year 1999, the Company exported approximately $272.1 million of capacitors, representing approximately 48% of the Company's net sales. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company's capacitor market shares in European and Asian markets tend to be significantly lower than in the United States because some foreign electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company's export sales are made to foreign operations of United States manufacturers. The Company's European sales are denominated in local currencies and therefore a significant appreciation of the United States dollar against such foreign currencies would reduce the gross profit realized by the Company on its European sales as measured in United States dollars. Substantially all of the Company's European export shipments are made duty-paid, free delivery as required by local market conditions (see note 9 to Consolidated Financial Statements).

Inventory and Backlog

Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, to date cancellations have not been significant.

The backlog of outstanding orders for the Company's products was $50.6 million, and $62.0 million, at March 31, 1999 and 1998, respectively. The decrease was primarily a result of the additional manufacturing capacity brought on-stream by the Company and reduced industry lead times as well as the industry-wide inventory correction experienced in fiscal year 1999. The current backlog is expected to be filled during the next 12 months. Most of the orders in the Company's backlog may be canceled by its customers, in whole or in part, although sometimes subject to penalty.

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

During fiscal year 1999, the growth rate for personal computers and cellular phones slowed and the slower end-use growth rate resulted in a slower growth for capacitors. This slower growth rate of electronic equipment resulted in excess inventory in the equipment distributor channel. Future changes in business cycles could adversely affect the Company's results.

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

Although palladium is presently found primarily in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase its palladium requirements. Although the palladium required by the Company has generally been available in sufficient quantities, the limited number of palladium suppliers could lead to higher prices, and the inability of the Company to pass any increase on to its customers could have an adverse effect on the margin of those products in which the metal is used. The dramatic increase in the price of palladium experienced in the second half of fiscal 1998 continued into fiscal 1999. This again is attributed to delays from the Russian supply of palladium which is expected to continue into fiscal 2000. The Company continues to take actions to minimize the impact of this increase on its profit margins.

Silver has generally been available in sufficient quantities, and the Company believes there are a number of suppliers from which the Company can purchase its silver requirements.

Patents and Trademarks

At March 31, 1999, the Company held 23 United States and 98 foreign patents and four United States and 62 foreign trademarks. The Company does not generally engage in licensing technology or products, whether as licensor or licensee. The Company believes that the success of its business is not materially dependent on the existence or duration of any patent, license or trademark, other than the name "KEMET." The Company's engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company's manufacturing facilities and reduce costs.

Research and Development

Research and Development expenses were $21.1 million for fiscal year 1999 compared to $23.8 million for fiscal year 1998. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company's products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

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

Employees

As of March 31, 1999, KEMET had approximately 10,800 employees, of whom approximately 3,500 were located in the United States, approximately 7,500 were located in Mexico, and the remainder were located in the Company's foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain and motivate qualified personnel at all
levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,700 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company has not experienced any major work stoppages and considers its relations with its
employees to be good.   In addition, the Company's labor costs in Mexico are
denominated in pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company's labor costs in Mexico.

ITEM 2.  PROPERTIES

KEMET is headquartered in Greenville, South Carolina, and has a total of 12 manufacturing plants located in the southeastern United States and Mexico. The manufacturing operations are in Greenville, Mauldin, Fountain Inn, and Greenwood, South Carolina; Shelby, North Carolina; and Matamoros and Monterrey, Mexico. The Company's existing manufacturing and assembly facilities have approximately 1.6 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under the program is afforded certain duty and tax preferences and incentives on products brought back into the United States.

The Company has operated in Mexico since 1969 and approximately 69% of its employees are located in Mexico. The Company's Mexican facilities in Matamoros are located within five miles of Brownsville, Texas, with easy access for daily shipments of work-in-process and finished products. The Company also has manufacturing facilities in Monterrey which commenced operations in 1991, and were expanded by 130,000 square feet in fiscal year 1997. Also in 1997, the Company constructed and put in production a new manufacturing plant in Monterrey which comprises 240,000 square feet of space. The Company is currently in the process of building a new manufacturing facility for tantalum capacitors in Ciudad Victoria, Mexico. Construction of this facility is expected to be completed in the fall of 1999.

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

The following table provides certain information regarding the Company's principal facilities:

   Date Constructed,

      Acquired
                                Square     Type of
Description                 or First Occupied
Location                        Footage    Interest      of
Use                     by the Company
--------------------------------------------------------------------------------
-----------------------
Greenville, South Carolina      359,015     Owned
Manufacturing/Headquarters         1963
Mauldin, South Carolina         109,696     Owned
Manufacturing                      1971
Matamoros, Mexico (1)           209,928     Owned
Manufacturing                      1977
Greenwood, South Carolina       108,210     Owned
Manufacturing                      1981
Shelby, North Carolina          115,266     Owned
Manufacturing                      1982
Fountain Inn, South Carolina    138,522     Owned
Manufacturing                      1985
Monterrey, Mexico (2)           508,500     Owned
Manufacturing                      1991
Matamoros, Mexico                51,257     Owned
Manufacturing                      1985
Victoria, Mexico (3)  160,000    Owned    Manufacturing
Mauldin, South Carolina          80,000     Leased
Distribution/Storage               1976
Brownsville, Texas               60,000     Leased
Shipping/Distribution              1992

(1) Includes three separate facilities.
(2) Includes three separate facilities.
(3) Facility is currently being constructed and is expected to be complete by the fall of 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company's quarter ended March 31, 1999.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
The Common Stock is traded on the over-the-counter market and price and volume data are reported on the NASDAQ Stock Market (National Market) under the symbol "KMET". At the close of business on June 11, 1999, there were approximately 600 holders of record of the Company's Common Stock. The following table sets forth the high and low sale prices of the Common Stock as reported on the NASDAQ National Market System for the periods indicated (all per share prices have been restated to reflect the stock split effective on September 6,
1995):

                   HIGH        LOW
FISCAL 1999
First Quarter    $20.00      $13.00
Second Quarter    14.50        8.75
Third Quarter     15.81        9.13
Fourth Quarter    13.94        9.88

                   HIGH        LOW
FISCAL 1998
First Quarter    $26.13      $17.88
Second Quarter    31.00       24.13
Third Quarter     30.56       17.75
Fourth Quarter    21.88       17.50

The Company has not declared or paid any cash dividends on its Common Stock since the acquisition. The Company currently intends to retain earnings to support its growth strategy and reduce indebtedness and does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the capital requirements, operating results and the financial condition of the Company from time to time. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" contained in this Form 10-K for fisc al year 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 Years Ended
March 31,

----------------------------------------------------------
Dollars in Thousands Except Per Share Data        1999        1998
1997        1996        1995
--------------------------------------------------------------------------------
-------------------------
Income Statement Data:
Net sales                                       $565,569    $667,721
$555,319    $634,171     $473,182
Operating income                                  22,604      82,202
62,415     120,430       63,130
Interest expense                                   9,287       7,305
5,709       4,938        6,929
Net earnings before
  extraordinary item                               6,150      49,190
37,169      65,198       30,968
Extraordinary loss on
  extinguishment of debt                             -           -
-          -           1,058
Net earnings                                     $ 6,150     $49,190
$37,169     $65,198      $29,910
--------------------------------------------------------------------------------
-------------------------
Per Common Share Data:
Net earnings before extraordinary
  item per common share (diluted)                  $0.16       $1.25
$0.95       $1.67        $0.80
Extraordinary loss per common share (1)              -           -
-           -           0.03
Net earnings per common share (diluted)            $0.16       $1.25
$0.95       $1.67        $0.77
Net earnings per common share (basic)              $0.16       $1.26
$0.96       $1.70        $0.79
Weighted avg shares outstanding (diluted)     39,513,930  39,427,164
39,276,678  39,139,481   38,638,084
Weighted avg shares outstanding (basic)       39,220,720  39,073,222
38,737,160  38,265,678   37,717,718
--------------------------------------------------------------------------------
-------------------------
Balance Sheet Data:
Total assets                                    $663,690    $642,109
$543,244    $489,828     $387,459
Working capital                                   90,371      48,772
63,068      33,008       30,315
Long-term debt                                   144,000     104,000
102,900      78,072       76,542
Stockholders' equity                            $313,674    $306,260
$252,123    $211,940     $138,776
--------------------------------------------------------------------------------
-------------------------
Other Data:
Cash flow from operating activities              $20,818    $ 88,153    $
55,818    $109,989      $83,963
Capital expenditures                              59,047     114,516
84,755     120,328       42,818
Research and development                         $21,132     $23,766    $
20,753     $18,426      $13,145
--------------------------------------------------------------------------------
-------------------------
(1)  In fiscal year 1995, the Company refinanced its outstanding senior debt and incurred an extraordinary loss of $1,058 (net of income tax benefit of
$697).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Fiscal Year 1999 to Fiscal Year 1998

Net sales for fiscal year 1999 were $565.6 million which represents a 15% decrease from fiscal year 1998 net sales of $667.7 million. The decrease in net sales was primarily attributed to the imbalance of supply and demand that the electronics industry experienced during the year. This imbalance, or oversupply situation, was created as a result of several factors, including increased demand in the previous year, the Asian economic crisis, and the move by our customers to reduce their inventory levels, in part due to new "Build to Order" production methods. All these factors, along with the higher-than-normal rate of decline in average selling prices, contributed to the decrease in net sales.

Cost of sales, exclusive of depreciation for the year ended March 31, 1999, was $428.4 million as compared to $463.6 million for the year ended March 31, 1998. As a percentage of net sales, cost of sales, exclusive of depreciation, for fiscal year 1999 was 76% as compared to 69% for fiscal year 1998. The increase in cost of sales as a percentage of net sales was attributable to the decline in net sales from fiscal year 1998 and the higher cost of palladium during the year. To offset the rising cost of palladium, the Company has been taking action to reduce the palladium usage in traditional ceramic capacitors and replace the high-priced palladium with a less expensive metal in some new ceramic products. Also, in an effort to improve profit margins, the Company announced a workforce reduction of approximately 1,000 employees and 450 contract personnel in the U.S. and Mexico, and a deferral of all wage and salary increases and bonuses.

Selling, general and administrative expenses for the year ended March 31, 1999, were $46.6 million, or 8% of net sales as compared to $48.8 million, or 7%
for the year ended March 31, 1998. The increase in selling, general, and administrative expenses as a percentage of sales is primarily due to the impact of lower sales volume.

Research, development and engineering expenses were $21.1 million for fiscal year 1999 compared to $23.8 million for fiscal year 1998. These costs reflect the Company's continued commitment to the development and introduction of new products, along with the improvement of product performance and production efficiencies.

Depreciation and amortization for fiscal year 1999 was $46.9 million, an increase of $8.0 million, or 21%, from $38.9 million for fiscal year 1998. The increase resulted primarily from depreciation expense associated with increased capital expenditures during the current and prior fiscal years.

Operating income was $22.6 million for fiscal year 1999 compared to $82.2 million for fiscal year 1998. The decrease in operating income resulted primarily from the lower net sales and increase in costs discussed above.

Income tax expense for fiscal year 1999 was 32% of net earnings before income taxes. The decrease from the federal statutory rate of 35% is primarily the result of increased foreign sales corporation benefits and lower state tax expense.

Comparison of Fiscal Year 1998 to Fiscal Year 1997

Net sales for fiscal year 1998 were $667.7 million, an increase of $112.4 million or 20% from fiscal year 1997. The growth in net sales reflects the Company's continued investment in production capacity to support the demand for surface-mount capacitors worldwide. Sales of surface-mount capacitors for fiscal year 1998 were $517.4 million, an increase of $117.6 million or 29% as compared to fiscal year 1997, and sales of leaded capacitors declined 3% to $150.3 million. The Company experienced growth in both the domestic and export markets with increases of 15% and 27%, respectively, over the prior years.

Cost of sales, exclusive of depreciation, for the year ended March 31, 1998, was $463.6 million as compared to $377.5 million for the year ended March 31, 1997. As a percentage of net sales, cost of sales, exclusive of depreciation, for fiscal year 1998 was 69% as compared to 68% for fiscal year 1997. The increase in cost of sales as a percentage of net sales was attributable to the decline in average selling prices from fiscal year 1997 to fiscal year 1998 combined with higher palladium prices experienced by the industry during the last quarter of fiscal year 1998. The Company continues to address this negative impact on cost of sales through cost reduction activities as evidenced by the announced restructuring during the third quarter of fiscal year 1998.

Selling, general and administrative expenses for the year ended March 31, 1998, were $48.8 million, or 7% of net sales, as compared to $45.7 million, or 8% of net sales, for the year ended March 31, 1997. The decrease in selling, general, and administrative expenses as a percentage of sales is primarily due to efficiencies resulting from increased sales volume.

Research, development and engineering expenses were $23.8 million for fiscal year 1998 compared to $20.8 million for fiscal year 1997. The increase reflects the Company's commitment to develop and introduce new products, and to support and enhance the growth of its surface-mount capacitor manufacturing capacity. The Company also continued to invest to improve product performance and production efficiencies.

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

Income tax expense for fiscal year 1999 was 31% of net earnings before income taxes. The decrease from the federal statutory rate of 35% is primarily the result of increased foreign sales corporation benefits and lower state tax expense.

Quarterly Results of Operations

The following table sets forth certain quarterly information for the years ended March 31, 1999 and 1998. This information is unaudited and has not been reviewed by the Company's independent auditors in accordance with standards established by the American Institute of Certified Public Accountants but, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.





                                                             Fiscal Year ended
March 31, 1999
                                                       First
Second        Third        Fourth
Dollars in Thousands Except Per Share Data            Quarter
Quarter       Quarter      Quarter          Total
--------------------------------------------------------------------------------
--------------------------------------
Net sales                                             $142,471
$137,733      $141,914     $143,451       $565,569
Gross profit (exclusive of depreciation) (1)            35,205
32,184        35,050       34,721        137,160
Net earnings                                           $ 1,497       $
426       $ 1,851      $ 2,376        $ 6,150
Net earnings per common share (basic)                    $0.04
$0.01         $0.05        $0.06          $0.16
Net earnings per common share (diluted)                  $0.04
$0.01         $0.05        $0.06          $0.16
Weighted average shares outstanding (basic)         38,185,382
39,203,606    39,220,367   39,248,955     39,220,720
Weighted average shares outstanding (diluted)       39,390,046
39,348,334    39,368,977   39,422,220     39,513,930






                                                             Fiscal Year ended
March 31, 1998
                                                       First
Second        Third        Fourth
Dollars in Thousands Except Per Share Data            Quarter
Quarter       Quarter      Quarter          Total
--------------------------------------------------------------------------------
--------------------------------------
Net sales                                             $161,205
$165,477      $170,359     $170,680       $667,721
Gross profit (exclusive of depreciation) (1)            32,854
32,621        24,383       31,202        121,060
Net earnings                                           $14,009
$14,242       $ 7,557      $13,382        $49,190
Net earnings per common share (basic)                    $0.36
$0.36         $0.19        $0.34          $1.26
Net earnings per common share (diluted)                  $0.36
$0.36         $0.19        $0.34          $1.25
Weighted average shares outstanding (basic)         38,881,448
39,022,225    39,092,517   39,140,512     39,073,222
Weighted average shares outstanding (diluted)       39,393,007
39,502,700    39,424,840   39,389,831     39,427,164



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

During fiscal year 1999, the Company generated $20.8 million in net cash from operating activities as compared to $88.2 million in fiscal year 1998. The decrease in cash flow from operating activities was primarily a result of the decrease in net income and the timing of cash flows from current assets and liabilities, such as accounts receivable, inventory, accounts payable, accrued liabilities and income taxes payable.

The Company invested $59.0 million in capital expenditures in fiscal year
1999, and expects to invest $50.0 million in fiscal year 2000. The fiscal year 1999 capital was primarily invested in surface-mount manufacturing capacity.
In April 1998, the company announced plans to build a new tantalum manufacturing facility in Ciudad Victoria, Mexico. The new facility will initially produce tantalum leaded products; however, this expansion is a direct result of the ever-growing demand for the Company's tantalum surface-mount products. The completion of this facility is expected in the fall of 1999.

The Company is subject to restrictive covenants which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt, cash flows, and net worth. At March 31, 1999, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

During fiscal year 1999, the Company's long-term debt increased $40.0 million, primarily to fund capital expenditures. At March 31, 1999, the Company had unused availability under its revolving credit facility and its swingline credit facility of $106.0 million and $10.0 million, respectively.

In November 1997, the Company entered into an agreement with SunTrust Bank, Atlanta, whereby SunTrust Bank, Atlanta, has offered to extend unsecured short-term loans to the Company of which the aggregate principal amount of all loans outstanding may not exceed $20.0 million. The term of each loan may have a maturity of not more than 90 days and the interest rate on each loan will be negotiated and determined at the time of each borrowing. During the quarter ended March 31, 1998, the Company initiated short-term borrowings with an average effective interest rate of 5.279%. SunTrust Bank, Atlanta, does not have any commitment to lend any funds in the future, and may cease to consider loan requests from the Company at any time.

Additional liquidity is generated by the Company through its accounts receivable discounting arrangements. For the past several years, KEMET Electronics, S.A., a wholly-owned subsidiary of the Company, has been a party to accounts receivable discounting agreements with both Swiss Bank Corporation and Union Bank of Switzerland. As a result of the merger of these two entities in 1998, KEMET Electronics, S.A. entered into a single replacement discounting agreement with UBS AG on November 19, 1998 which allows for the sale of up to $60.0 million of accounts receivable at any one time outstanding at a discount rate of .60% above LIBOR.

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. These Senior Notes have a final maturity date of May 4, 2010, with required principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreements include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Notes were used to repay existing indebtedness and for general corporate purposes.

The Company presently has a total of seven manufacturing facilities in Matamoros and Monterrey, Mexico, with approximately 69% of the Company's employees located there. In fiscal year 1999, the devaluation of the Mexican peso proved favorable, but did not have a material impact on the Company's performance. There is no assurance that the devaluation will continue and any effect this might have on the future performance of the Company cannot be determined.

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

Impact of Year 2000

The Company has a Year 2000 Readiness Program that began in December 1996. The scope of the program includes all business-critical operations in all locations worldwide. Areas assessed include business applications, technical infrastructure, facilities, end-user computing, manufacturing, and suppliers. Overall, the Readiness Program is scheduled to be completed by June 30, 1999.

The Company's plan to resolve the Year 2000 issue includes the process of inventory, assessment, remediation, testing, and implementation. As of March 31, 1999, the Company had completed 100% of assessment, and 97% of the remediation, testing, and implementation work. The completion of this final phase is expected on or before June 30, 1999.

The Company's Readiness Program is a combination of both internal and external resources to reprogram, implement, test, or replace existing hardware and software. The total cost of the program is estimated at $6.4 million and will be funded through operating cash flows. As of March 31, 1999, the company had expended $6.1 million related to the Year 2000 Readiness Program.

Suppliers that are not prepared for the Year 2000 issues could have an impact on the Company's ability to meet customer requirements. To reduce this risk, the company has conducted a survey of key suppliers to determine potential exposure to Year 2000 issues. Suppliers not in compliance will be expected to be in compliance before the issue could affect delivery. Date-sensitive equipment and software are required to be Year 2000 ready before being approved for purchase.

The Company is in the process of developing a comprehensive contingency plan with respect to year 2000 and expects to have it completed by July 1999.

Safe Harbor Statement

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1996. Many of the following important factors discussed below have been discussed in the Company's prior SEC filings.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET's actual results and could cause KEMET's actual consolidated results for the first quarter of fiscal year 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

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

The effect of any changes in trade, monetary and fiscal policies, laws and regulations; other activities of governments, agencies and similar organizations; social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations; import and other charges or taxes; the ability or inability of KEMET to obtain, or hedge against, foreign currency; foreign exchange rates and fluctuations in those rates, particularly a strengthening of the U.S. dollar; nationalization; unstable governments and legal systems; and intergovernmental disputes; the costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); settlements, investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; adoptions of new or changes in accounting policies and practices and the application of such policies and practices; the effects of changes within KEMET's organization, particularly at the executive officer level, or in compensation and benefit plans; the amount, type and cost of the financing which the Company has, and any changes to that financing; and the effects of severe weather on KEMET's operations, including disruptions at manufacturing facilities; the effects of a disruption in KEMET's computerized ordering systems; and the effects of a disruption in KEMET's communications systems.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company's debt financing alternatives include a revolving Credit Agreement which is priced on a floating rate basis at a spread over U.S. dollar LIBOR. Accordingly, any movement in U.S. dollar LIBOR will impact the Company's interest expense. The outstanding balance under this facility at March 31, 1999 was $44,000,000. Based on this balance, a hypothetical 10% increase in U.S. dollar LIBOR would result in an increase in annual interest expense of approximately $221,000, and would therefore not have a material impact on the Company's results of operations. The Company has not historically used interest rate swaps, interest caps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt.

Foreign Currency Exchange Rate Risk

A portion of the Company's sales to its customers in Europe are denominated in local European currencies thereby creating an exposure to foreign currency exchange rate risk. In order to minimize its exposure to such risk, the Company will periodically enter into forward foreign exchange contracts in which the net long or short position in a local European currency is hedged against the U.S. dollar.

The impact of changes in the relationship of other currencies to the U.S. dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. The Company does not use derivative financial instruments for speculative purposes or if there is no underlying business transaction supporting or related to the derivative financial instrument.

Commodity Price Risk

The Company purchases various precious metals used in the manufacture of capacitors and is therefore exposed to certain commodity price risks. These precious metals consist primarily of palladium and tantalum.

Palladium is a precious metal used in the manufacture of ceramic multi-layer capacitors and is mined primarily in Russia and South Africa. Currently the Company uses forward contracts and spot buys to secure the acquisition of palladium and manage the price volatility in the market. In recent years, there has been a dramatic increase in the price of palladium attributed to delays from the Russian supply of the metal and has caused the price to fluctuate between $135 and $410 per troy ounce. As a result, the Company is aggressively pursuing ways to reduce the palladium usage in ceramic capacitors and minimize the price risk.

Tantalum powder is a metal used in the manufacture of tantalum capacitors and is primarily purchased under annual contracts. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. It also believes that there are sufficient number of tantalum processors relative to forecasted demand. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices. In recent years, the price volatility in tantalum prices has not been considered material to Company performance.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form
10-K.
See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES
OF THE REGISTRANT


                          Years with
Name                        Age
Position                                                   Company(1)
--------------------------------------------------------------------------------
------------------------------------
                             <C
David E. Maguire             64 Chairman, Chief Executive Officer, President
and Director                       40
Harris L. Crowley            49 Senior Vice President and General Manager,
Ceramics                             24
Charles M. Culbertson        50 Senior Vice President and General Manager,
Tantalum                             19
Glenn H. Spears              60 Senior Vice President and
Secretary                                             23
D. Ray Cash                  50 Senior Vice President of Administration,
Treasurer and Assistant Secretary      29
William W. Johnson           47 Vice President, Sales
Worldwide                                                  7
Raymond L. Beck              49 Vice President, Quality and Marketing
                                28
C. Ross Patterson Jr.        43 Chief Information
Officer                                                        3
Larry W. Sheppard            53 Vice President, Human
Resources                                                 30
James A. Bruorton            50 Vice President, Worldwide
Distribution                                          26
Eugene J. DiCianni           49 Vice President, Sales
Americas                                                  24
Derek Payne                  62 Vice President/Managing Director
Europe                                         23
Ravi G. Sastry               39 Vice President/Managing Director
Asia                                           15
Susan M. Smith               44 Vice President, Sales Key
Accounts                                              19
Manuel A. Cappella           51 Vice President/Managing Director, Mexico,
Tantalum                              27
E. Thomas Coyle, Jr.         51 Vice President/Managing Director, Mexico,
Ceramic                               22
James P. McClintock          43 Vice President,
Tantalum                                                        20
Charles E. Volpe             61
Director
32
Stewart A. Kohl              43
Director
 -
E. Erwin Maddrey, II         58
Director
 -
Paul C. Schorr IV            32
Director
 -

(1)     Includes service with UCC.



The Board of Directors of the Company is divided into three classes, as nearly equal in number as possible, having terms expiring at the annual meeting of the Company's stockholders for 1999 (comprised of Mr. Maddrey) and 2000 (comprised of Messrs. Volpe and Schorr) and 2001 (comprised of Messrs. Maguire and Kohl). At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting are elected to serve for three-year terms and until their successors are elected and qualified. The directors (other than directors that are employed by the Company or CVC and its affiliates) are entitled to an annual directors' fee of $20,000.
Directors that are employed by CVC or its affiliates are entitled to an annual directors' fee of $8,000, and directors that are employed by the Company are not entitled to an annual directors' fee. All directors are reimbursed for out-of-pocket expense incurred in connection with attending meetings.

There are three Committees of the Board of Directors: the Executive Committee, the Compensation Committee and the Audit Committee. The Executive Committee, which is currently composed of Messrs. Maguire, Volpe and Kohl, exercises the powers of the Board of Directors during intervals between Board meetings and acts as an advisory body to the Board by reviewing various matters prior to their submission to the Board. The Compensation Committee, which is currently composed of Messrs. Schorr, Kohl and Maddrey, reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the Company and grants all options to purchase Common Stock of the Company. The Audit Committee is currently composed of Messrs. Schorr, Kohl and Maddrey. Among other duties, the Audit Committee reviews the internal and external financial reporting of the Company, reviews the scope of the independent audit, and considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments. The Company does not have a standing nominating committee.

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

Charles E. Volpe, Director, was named a Director of the Company in December 1990. Mr. Volpe also served as Executive Vice President and Chief Operating Officer, and most recently served as President and Chief Operating Officer from October 1995 until his retirement on March 31, 1996. Mr. Volpe served as a Vice President of the Corporation from March 1996 until July 1997. Mr. Volpe had also served as Executive Vice President and Director of KEMET Electronics since April 1987. From August 1966 until April 1987, Mr. Volpe served in a number of capacities with the KEMET capacitor business of UCC, most recently as General Manager. Mr. Volpe is also a director of Trend Technologies, Inc., and Encad Inc.

Stewart A. Kohl, Director, was named a Director of the Company in May 1992. Mr. Kohl has been a Managing General Partner in The Riverside Company, an investment company, since October 1993. Mr. Kohl was previously a Vice President of Citicorp North America, Inc., and has been employed by various subsidiaries of Citicorp North America, Inc. since 1988. Mr. Kohl also serves on the board of directors of Agri-Max, Inc.; Hudson Sharp Machine Company; Porcelain Products Company; Shore Bank and Trust Company; and Trend Technologies, Inc.

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

Paul C. Schorr IV, Director, was unanimously elected by members of the Board of Directors on April 21, 1998. Mr. Schorr is a Vice President of Citicorp Venture Capital, Ltd., a subsidiary of Citibank. Mr. Schorr joined Citicorp Venture Capital, Ltd. in 1996. Mr. Schorr was previously an engagement manager for McKinsey and Company, Inc., a management consulting company, since 1993. Mr. Schorr also serves on the boards of Inland Resources Company, Inc.; Sybron Chemicals, Inc; and Fairchild Semiconductors Company, Inc.

Harris L. Crowley, Jr., Senior Vice President and General Manager, Ceramics, was named such in November 1997. Mr. Crowley had been Vice President and General Manager of Ceramic Capacitors since January 1996 and Vice President and General Manager of Ceramic Surface Mount Capacitors since September,
1993. Prior thereto, Mr. Crowley had been Vice President of Product Marketing (Ceramics) since October, 1992. Prior to that time, Mr. Crowley had been Product Marketing Manager (Ceramics) for the Company since December 1990, and had served KEMET Electronics in that same capacity since April 1987.

Charles M. Culbertson, Senior Vice President and General Manager, Tantalum, was named such in November 1997. Mr. Culbertson had been Vice President and General Manager of Tantalum Surface-Mount Capacitors since January 1996. Since June 1980, Mr. Culbertson has served in a number of engineering and management positions in the Company.

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

Other Key Employees

William W. Johnson, Vice President, Sales Worldwide, was named such in July 1996. Mr. Johnson was previously a plant manager with Vitramon, Incorporated, which was acquired by Vishay Intertechnology, Inc., a manufacturer and supplier of a broad line of passive electronic components. Also during his tenure with Vitramon, Incorporated, Mr. Johnson was Director of Sales and Marketing.

Raymond L. Beck, Vice President, Quality and Marketing, was named such in November, 1997. Prior to that time, Mr. Beck had been Vice President of Ceramic Product Management since January 1995. Mr. Beck has served in various sales and marketing positions including Regional Sales Manager and Ceramic Surface-Mount
Capacitor Product Manager with UCC and KEMET since October 1971.

C. Ross Patterson Jr., Vice President and Chief Information Officer, was named such in January 1999. Mr. Patterson was previously Group Director, Information Systems, with Glaxo Wellcome Inc., based in Research Triangle Park, N.C. Glaxo Wellcome, a subsidiary of London-based Glaxo Wellcome plc, is a leading research-based pharmaceutical firm. Mr. Patterson served in various Information Systems capacities beginning in November 1986.

Larry W. Sheppard, Vice President, Human Resources, was named such in January 1995. Mr. Sheppard has served in various employee relations capacities with UCC and KEMET in Greenville, SC, and Columbus, GA, since December 1969.

James A. Bruorton, Vice President, Worldwide Distribution, was named such in July 1996. Mr. Bruorton has served in various sales and marketing capacities with UCC and KEMET since September 1973.

Eugene J. DiCianni, Vice-President, Sales Americas, was named such in December 1997. Mr. DiCianni has served in various sales capacities with UCC and KEMET since August 1975.

Derek Payne, Vice President/Managing Director, Europe, was named such in August 1995. Mr. Payne has been Managing Director for KEMET Electronics S.A., a wholly-owned subsidiary of KEMET Electronics Corporation, located in Geneva,
Switzerland, since April 1988. Prior thereto, Mr. Payne held various sales and marketing positions with UCC and KEMET Electronics since March 1977.

Mr. Ravi Sastry, Vice President/Managing Director, Asia, was named such in December 1997. Mr. Sastry has served in various sales, marketing, and manufacturing capacities with UCC and KEMET since August 1983.

Ms. Susan M. Smith, Vice President, Sales Key Accounts, was named such in December 1997. Ms. Smith has served in various sales capacities with UCC and KEMET since September 1979.

Manuel A. Cappella, Vice President/Managing Director, Mexico, Tantalum, was named such in April 1997. Mr. Cappella has served in various engineering and manufacturing capacities for UCC and KEMET since January 1977. Prior thereto, Mr. Cappella held various engineering positions with Ucarbie in South America beginning in March 1972.

E. Thomas Coyle, Jr., Vice President/Managing Director, Mexico, Ceramics, was named such in September 1998. Mr. Coyle has served in various engineering and manufacturing capacities with UCC and KEMET since May 1976.

James P. McClintock, Vice President, Tantalum, was named such in June 1999. Mr. McClintock has served in various engineering and manufacturing capacities with UCC and KEMET since January 1979.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 21, 1999. The information specified in Item 402 (k) and (1) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 21, 1999, is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 21, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 21, 1999.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) Financial Statements

The following financial statements are filed as a part of this report:

Independent Auditors' Report
Consolidated Financial Statements:
  Consolidated Balance Sheets as of March 31, 1999 and 1998
  Consolidated Statements of Earnings for the years ended March 31, 1999, 1998 and 1997
  Consolidated Statements of Stockholders' Equity and Comprehensive Income
for        the years ended March 31, 1999, 1998, and 1997
  Consolidated Statements of Cash Flows for the years ended March 31,
1999,           1998, and 1997
  Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.

None.

(a) (3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

23.3   Consent of Independent Auditors

27.1   Financial Data Schedule

Exhibits Incorporated by Reference

The Exhibits listed below have been filed with the Commission and are incorporated herein by reference to the exhibit number and file number of such documents which are stated in parentheses.

10.1 Third Amendment to Credit Agreement among KEMET Corporation, Wachovia Bank, N.A. as agent, and the Banks named in the Credit Agreement dated as of the 30th day of August 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).

10.1 Fourth Amendment to Credit Agreement among KEMET Corporation, Wachovia Bank, N.A. as agent, and the Banks named in the Credit Agreement dated as of the 30th day of August 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31
1998).

(b) Reports on Form 8-K.

No reports were filed on Form 8-K during the fiscal quarter ended March 31, 1999.

                     Independent Auditors' Report


The Board of Directors
KEMET Corporation:

We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.



Greenville, South Carolina                              KPMG Peat Marwick LLP
April 30, 1999

                    KEMET CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          March 31, 1999 and 1998
                  Dollars in Thousands Except Per Share Data
                                                      1999           1998
                                                   ---------       --------
ASSETS
Current assets:
  Cash                                              $  3,914        $  1,801
  Accounts receivable, net (notes 10 and 11)          57,784          62,040
  Inventories:
     Raw materials and supplies                       45,288          37,275
     Work in process                                  52,225          48,068
     Finished goods                                   28,306          29,340
                                                   ---------       ---------
  Total inventories                                  125,819         114,683
     Prepaid expenses                                  2,951           2,915
     Income taxes receivable (note 7)                  1,855            -
     Deferred income taxes (note 7)                   10,899          13,581
                                                   ---------       ---------
  Total current assets                               203,222         195,020
     Property and equipment, net (note 11)           406,735         393,551
     Intangible assets, net (note 2)                  46,268          46,816
     Other assets                                      7,465           6,722
                                                   ---------       ---------
  Total assets                                      $663,690        $642,109
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 3)   $ 20,000        $ 20,000
  Accounts payable, trade (note 10)                   64,750          88,711
  Accrued expenses (notes 5 and 11)                   28,101          36,669
  Income taxes (note 7)                                    -             868
                                                   ---------       ---------
  Total current liabilities                          112,851         146,248
  Long-term debt, excluding
    current installments (note 3)                    144,000
104,000
  Other non-current obligations (note 4)              69,394          69,145
  Deferred income taxes (note 7)                      23,771          16,456
                                                   ---------       ---------
  Total liabilities                                  350,016         335,849

Stockholders' equity (notes 3 and 8):
  Common stock, par value $.01, authorized
    100,000,000 shares, issued and outstanding
    38,158,290 and 38,064,069 shares at
    March 31, 1999 and 1998, respectively                382             381
  Non-voting common stock, par value $.01,
    authorized 12,000,000 shares, issued and
    outstanding 1,096,610 at March 31, 1999
    and 1998                                              11              11
  Additional paid-in capital                         145,482         144,299
  Retained earnings                                  167,727         161,577
  Accumulated other comprehensive income                  72
(8)
                                                   ---------       ---------
  Total stockholders' equity                         313,674         306,260
                                                   ---------       ---------
Contingencies and commitments (notes 10 and 12)

  Total liabilities and stockholders' equity        $663,690        $642,109
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                                               KEMET CORPORATION AND
SUBSIDIARIES
                                               Consolidated Statements of
Earnings
                                            Dollars in Thousands Except Per
Share Data

          Years ended March 31,

  --------------------------------

      1999      1998        1997

  --------------------------------
Net
sales
$565,569    $667,721    $555,319
Operating costs and expenses:
  Cost of goods sold, exclusive of
depreciation                                    428,409     463,644
377,527
  Selling, general and administrative
expenses                                      46,552      48,751      45,748
  Research and
development
21,132      23,766      20,755
  Depreciation and
amortization                                                     46,872
38,858      33,467
  Restructuring and early retirement charges (note
13)                                   -      10,500      15,407

 ---------   ---------   ---------
Total operating costs and expenses
542,965     585,519     492,904

 ---------   ---------   ---------
 Operating income
22,604      82,202      62,415
Other expense:
  Interest expense (note
7)                                                          9,287
7,305       5,709
  Other
expense
4,273       4,063       2,331

 ---------   ---------   ---------
      Earnings before income
taxes                                                   9,044      70,834
54,375
Income tax expense (note
7)                                                          2,894
21,644      17,206

 ---------   ---------   ---------
            Net
earnings                                                          $  6,150
$ 49,190    $ 37,169

 =========   =========   =========


Net earnings per share:(note 14)

Basic
  $0.16       $1.26       $0.96



Diluted
  $0.16       $1.25       $0.95



Weighted-average shares outstanding:

Basic
39,220,720  39,073,222  38,737,160


Diluted
39,513,930  39,427,164  39,276,678


See accompanying notes to consolidated financial statements.

                                           KEMET CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Stockholders' Equity and
Comprehensive Income
                                                  Dollars in Thousands





            Accumulated

Additional                Other          Total
                                                 ---Common Stock---
Paid-in    Retained  Comprehensive   Stockholders'
                                                   Shares   Amount
Capital    Earnings     Income          Equity
--------------------------------------------------------------------------------
--------------------------------------------
Balance at March 31, 1996                        38,611,003    $386
$136,344   $ 75,218       $ (8)       $211,940
Comprehensive income:
  Net earnings                                            -       -
-     37,169          -          37,169              Foreign currency
translation gain                       -       -          -
-          4               4
Total comprehensive
income
          37,173
Exercise of stock options (note 8)                  150,110       1
927          -          -             928
Tax benefit on exercise of stock options                  -       -
911          -          -             911
Purchases of stock by Employee Savings Plan          52,508       1
1,170          -          -           1,171
--------------------------------------------------------------------------------
--------------------------------------------
Balance at March 31, 1997                        38,813,621    $388
139,352    112,387         (4)        252,123
Comprehensive income:
  Net earnings                                            -       -
-     49,190          -          49,190              Foreign currency
translation loss                       -       -          -          -
(4)             (4)
Total comprehensive income
                              49,186            Exercise of stock options
(note 8)                  295,690       3      1,889          -
-           1,892
Tax benefit on exercise of stock options               -         -
1,928          -          -           1,928
Purchases of stock by Employee Savings Plan          51,368       1
1,130          -          -           1,131
--------------------------------------------------------------------------------
--------------------------------------------
Balance at March 31, 1998                        39,160,679    $392
144,299    161,577         (8)        306,260
Comprehensive income:
  Net earnings                                            -       -
-      6,150          -           6,150              Foreign currency
translation gain                       -       -          -          -
80              80
Total comprehensive
income
           6,230
Exercise of stock options (note 8)                   26,560      -
164          -          -             164
Tax benefit on exercise of stock options               -         -
72          -          -              72
Purchases of stock by Employee Savings Plan          67,661       1
947          -          -             948
--------------------------------------------------------------------------------
--------------------------------------------Balance at March 31,
1999                        39,254,900    $393   $145,482   $167,727
$72        $313,674
--------------------------------------------------------------------------------
--------------------------------------------

See accompanying notes to consolidated financial statements.

                                              KEMET CORPORATION AND SUBSIDIARIES

                                            Consolidated Statements of Cash
Flows
                                                  Dollars in Thousands

   Years ended March 31,

--------------------------------------

1999           1998          1997

--------------------------------------
Sources (uses) of cash:
Operating activities:
  Net earnings                                                          $
6,150        $ 49,190       $ 37,169
  Adjustments to reconcile net earnings to net cash from
   operating activities:
      Depreciation and amortization
46,873          38,943         33,720
      Postretirement and unfunded pension
(236)          1,107         19,238
      Loss on sale and disposal of equipment
985           3,145            705
      Deferred income taxes
9,997           2,686         (1,600)
      Changes in other non-current assets and liabilities
(782)         (2,363)        (1,151)
  Change in assets and liabilities:
      Notes and accounts receivable
4,256          (6,852)        (3,120)
      Inventories
(11,136)        (17,314)       (13,648)
      Prepaid expenses
(36)           (513)          (325)
      Accounts payable, trade
(23,961)         26,552        (10,870)
      Accrued expenses and income taxes
(11,292)         (6,428)        (4,299)

--------        --------       --------
                Net cash from operating activities
20,818          88,153         55,819

--------        --------       --------
Investing activities:
  Additions to property and equipment
(59,047)       (114,516)       (84,753)
  Other
(198)             (3)            74

--------        --------       --------
                Net cash used by investing activities
(59,245)       (114,519)       (84,679)

--------        --------       --------
 Financing activities:
  Proceeds from sale of common stock to Employee Savings Plan
947           1,131          1,171
  Proceeds from exercise of stock options including
    related tax benefit
236           3,820          1,839
  Repayment of long-term debt
-             (72)          (270)
  Net proceeds from (payments to) revolving loan
(60,000)         21,100         24,900
  Issuance of senior notes, net of debt issue costs
99,357               -              -

--------        --------       --------
                 Net cash provided by financing activities
40,540          25,979         27,640

--------        --------       --------
                 Net decrease in cash
2,113            (387)        (1,220)
Cash at beginning of period
1,801           2,188          3,408

--------        --------       --------
Cash at end of period                                                   $
3,914         $ 1,801        $ 2,188

========        ========       ========

Supplemental Cash Flow Statement Information
--------------------------------------------

 Years ended March 31,

---------------------------------------

1999            1998          1997

---------------------------------------
Interest paid                                                            $
7,730          $ 7,418        $ 6,550

Income taxes paid                                                        $
3,065          $29,040        $15,283

Reduction of goodwill and deferred taxes resulting from                  $
-          $     -        $13,390
  Internal Revenue Service settlement

See accompanying notes to consolidated financial statements.

Note 1: Organization and Significant Accounting Policies

Nature of Business and Organization
KEMET Corporation and subsidiaries (the Company) are engaged in the manufacture and sale of solid tantalum and multilayer ceramic capacitors in the worldwide market under the KEMET brand name. The Company is headquartered in Greenville, South Carolina, and has twelve manufacturing plants located in South Carolina, North Carolina and Mexico. Additionally, the Company has wholly-owned foreign subsidiaries which primarily market KEMET's products in foreign markets.

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

Inventories
Inventories are stated at the lower of cost or market. The cost of most inventories is determined by the "first-in, first-out"(FIFO) method. Approximately 6% of inventory costs of certain raw materials at March 31, 1999 and 1998, respectively, have been determined on the "last-in, first-out"(LIFO) basis. It is estimated that if all inventories had been costed using the FIFO method, they would have been approximately $917 and $1,039 higher than reported at March 31, 1999 and 1998, respectively.

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

Intangible Assets
Values assigned to patents and technology are based on management estimates and are amortized using the straight-line method over twenty-five years. Goodwill and trademarks are amortized using the straight-line method over a forty year period. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangible's balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired assets. The amount of intangible impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

Other Assets
Other assets consist principally of the cash surrender value of life insurance.

Deferred Income Taxes
Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109) deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based Compensation
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock Based Compensation," which provide pro forma disclosure of earnings as if stock compensation were recognized on the fair value basis.

Concentrations of Credit Risk
The Company sells to customers located throughout the United States and the world. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. In the fiscal years ended March 31, 1999 and 1998, one customer accounted for more than 10% of net sales.

Foreign Currency Translations
The Company translates the balance sheets of foreign operations, excluding Mexico, using year-end exchange rates and weighted-average rates for the period to translate the statement of earnings. Translation gains and losses arising from the conversion of the balance sheets of foreign entities into U.S. dollars are deferred as adjustments to stockholders' equity. With respect to operations in Mexico, the functional currency is the U.S. dollar, and any gains or losses from translating foreign denominated balances are included directly in income. Gains and losses arising from foreign currency transactions are also included directly in income.

Fair Value of Financial Instruments
The Company's Financial Instruments include accounts receivable, accounts payable, long-term debt and other financing commitments. The carrying values of such financial instruments approximate the fair market value determined as of March 31, 1999.

Comprehensive Income
In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings and foreign currency translation gains (losses) and is presented in the consolidated statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No.130.

Pension and Other Postretirement Plans
In 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

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

Earnings per Share
The Company adopted SFAS No. 128 "Earnings per Share," beginning with fiscal year 1998. All prior period earnings per share data has been restated to conform to the provisions of SFAS No. 128. Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

Reclassification
Certain prior year amounts have been reclassified to conform to 1999 presentation.

Note 2: Intangible Assets
Intangible assets consist of the following (dollars in thousands):

                                             March 31,
                                       ----------------------
                                         1999         1998
                                       --------     ---------
Goodwill                                $40,709       $40,709
Trademarks                               10,000        10,000
Patents and technology                   10,000        10,000
Other                                     1,143             -
                                       --------     ---------
                                         61,852        60,709
Accumulated amortization                 15,584        13,893
                                       --------     ---------
Net intangible assets                   $46,268       $46,816
                                       ========     =========

Note 3: Debt
A summary of long-term debt follows (dollars in thousands):

                                                             March 31,
                                                      ----------------------
                                                         1999         1998
                                                      ---------    ---------
Revolving loan, interest at rates ranging from 5.64%
  to 5.67% and 5.88% to 5.89% at March 31, 1999 and
  1998 respectively, due on October 18, 2001           $ 44,000     $104,000
Demand note, interest at rates as offered by the
  bank (5.47% at March 31, 1999)                         20,000       20,000
Senior notes, interest payable semiannually at a rate
  of 6.66% with a final maturity date of May 4, 2010    100,000            -
                                                      ---------    ---------
                                                        164,000      124,000
Less current installments                                20,000       20,000
                                                      ---------    ---------
Long-term debt, excluding current installments         $144,000     $104,000
                                                      =========    =========


In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. These Senior
Notes have a final maturity date of May 4, 2010, and begin amortizing on May
4,
2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998.

On November 12, 1997, the Company entered into an agreement with a bank which offered to extend unsecured short-term loans to the Company in which the aggregate principal amount of all loans outstanding may not exceed $20,000. The term of each loan may have a maturity of not more than 90 days and the interest rate on each loan is negotiated and determined at the time of each borrowing.

The Company is subject to restrictive covenants under its loan agreements which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt, cash flows, and net worth. At March 31, 1999, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

The aggregate maturities of long-term debt subsequent to March 31, 1999, follow: 2000, $20,000; 2002, $44,000; 2007, $20,000; 2008, $20,000; 2009,
$20,000; 2010, $20,000; and 2011, $20,000.

Note 4: Other Non-Current Obligations
Non-current obligations are summarized as follows (dollars in thousands):

                                                             March 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
Unfunded projected pension benefit obligation             $35,447    $35,072
Unfunded postretirement medical plans (note 6)             31,719     31,784
Other                                                       2,228      2,289
                                                       ----------  ----------
Other non-current obligations                             $69,394
$69,145
                                                       ==========  ==========

Included as a part of other non-current obligations is the Company's accrual for environmental liabilities. The Company's policy is to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated.

Note 5: Employee Pension and Savings Plans
The Company has a non-contributory pension plan (Plan) which covers substantially all employees in the United States who meet age and service requirements. The Plan provides defined benefits that are based on years of credited service, average compensation (as defined), and the primary social security benefit. The effective date of the Plan is April 1, 1987.

The cost of pension benefits under the Plan is determined by an independent actuarial firm using the "projected unit credit" actuarial cost method. Currently payable contributions to the Plan are limited to amounts that are currently deductible for income tax reporting purposes, and are included in accrued expenses in the consolidated balance sheets.

Components of net periodic pension cost include the following (dollars in thousands):

                                                     Years ended March 31,
                                               -------------------------------
                                                  1999        1998       1997
                                               ---------- ----------- --------
Service cost                                       $3,472     $3,705    $3,690
Interest cost                                       6,494      6,638
5,857
Expected return on assets                          (6,084)    (4,209)
(3,805)
Amortization of:
  Transition obligation (asset)                        (6)        (6)
(6)
  Prior service cost                                  (90)       (90)
(90)
  Actuarial loss                                        -          -
24
Gain on curtailment of employee benefit plan       (1,818)         -         -
                                               ----------  ---------  --------
Total net periodic pension cost                    $1,968     $6,038    $5,670
                                               ==========  =========  ========

The weighted-average rates used in determining pension cost for the plan are as follows:

                                                Years ended March 31,
                                         -------------------------------
                                            1999         1998       1997
                                         --------- ---------- ----------
Discount rate                                7.00%      7.25%      7.75%
Rate of compensation increase                4.00%      5.00%      5.00%
Expected return on plan assets               9.50%      8.50%      8.50%

A reconciliation of the plan's projected benefit obligation, fair value of plan assets, and funding status is as follows (dollars in thousands):

                                                       March 31,
                                           -----------------------------
                                                1999            1998
                                           ------------     ------------
Projected benefit obligation:
 Net obligation at beginning of year           $ 97,383         $ 81,695
 Service cost                                     3,472            3,705
 Interest cost                                    6,494            6,638
 Actuarial (gain) loss                           (4,099)           9,592
 Curtailments                                    (1,818)               -
 Gross benefits paid                             (4,602)          (4,247)
                                           ------------     ------------
Net benefit obligation at end of year            96,830           97,383

Fair value of plan assets:
 Fair value of plan assets at beginning of year  65,116           49,538
 Actual return on plan assets                       264           13,457
 Employer contributions                           1,374            6,368
 Gross benefits paid                             (4,602)          (4,247)
                                           ------------     ------------
Fair value of plan assets at end of year         62,152           65,116

Funding status:
 Funded status at end of year                   (34,677)         (32,267)
 Unrecognized net actuarial (gain) loss           4,597            2,922
 Unrecognized prior service cost                   (565)            (700)
 Unrecognized net transition obligation (asset)     (13)             (19)
                                           ------------     ------------
Net amount recognized at end of year           $(30,658)        $(30,064)
                                           ============     ============

The Company sponsors an unfunded Deferred Compensation Plan for key managers. This plan is non-qualified and provides certain key employees defined pension benefits which would equal those provided by the Company's non-contributory pension plan if the plan was not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Expenses related to the deferred compensation plan totalled $885, $2,115, and $2,103 in 1999, 1998, and 1997 respectively.

In addition, the Company has a defined contribution plan (Savings Plan) in which all U.S. employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make annual matching contributions to the Savings Plan of 30% to 50% and salary reduction contributions up to 7.5% of compensation. The Company contributed $1,786 in fiscal 1999, $1,896 in fiscal 1998 and $1,868 in fiscal 1997.

Note 6: Postretirement Medical and Life Insurance Plans
The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for postretirement medical and life insurance benefits are as follows(dollars in thousands):

                                                Years ended March 31,
                                         --------------------------------
                                            1999         1998       1997
                                         --------    ---------   --------
Service cost                               $  701       $  739     $  810
Interest cost                               2,086        2,343      2,037
Amortization of actuarial gain                (23)           -          -
Curtailment gain                             (611)           -          -
                                         --------    ---------   --------
                                           $2,153      $3,082     $2,847
                                         ========    =========   ========

A reconciliaton of the postretirement medical and life insurance plan's projected benefit obligation, fair value of plan assets, and funding status is as follows(dollars in thousands):

                                                             March 31,
                                                     ----------------------
                                                         1999         1998
                                                      ---------    --------
Projected benefit obligation:
 Net obligation at beginning of year                    $33,446     $28,334
 Service cost                                               701         739
 Interest cost                                            2,086       2,343
 Actuarial (gain) loss                                   (4,163)      3,493
 Curtailments                                              (611)       -
 Gross benefits paid                                     (2,218)     (1,463)
                                                      ---------    --------
Net benefit obligation at end of year                   $29,241     $33,446
                                                      =========    ========

Fair value of plan assets:
 Employer contributions                                 $ 2,218     $ 1,463

Gross benefits paid                                      (2,218)     (1,463)
                                                      ---------    --------
Fair value of plan assets at end of year                $     -     $     -
                                                      =========    ========
Funding status:
 Funded status at end of year                          $(29,241)   $(33,446)
 Unrecognized net actuarial (gain) loss                  (2,478)      1,662
                                                      ---------    --------
Net amount recognized at end of year                   $(31,719)   $(31,784)
                                                      =========    ========

The weighted-average rates used in determining postretirement medical and life insurance costs are as follow (dollars in thousands):

                                                Years ended March 31,
                                         --------------------------------
                                            1999         1998       1997
                                         --------    ---------   --------
Discount rate                                7.00%        7.25%      7.75%
Rate of compensation increase                4.00%        5.00%      5.00%
Health care cost trend on covered charges:
 8% decreasing to ultimate trend of 7%
 in 2008 for 1999 and 1998.  9% decreasing
 to ultimate trend of 7% in 2008 for 1997.

Sensitivity of retiree welfare results:
 Effect of a one percentage point increase
 in assumed health care cost trend:
   * On total service and interest
     cost components                        $  140      $   220    $   172
   * On postretirement benefit obligation   $1,023      $ 1,365    $ 1,129
 Effect of a one percentage point decrease
 in assumed health care cost trend:
   * On total service and interest
     cost components                        $ (128)     $  (201)   $  (161)
   * On postretirement benefit obligation   $ (970)     $(1,307)   $(1,086)

Note 7: Income Taxes
Information with respect to income taxes is as follows(dollars in thousands):

                                               Years ended March 31,
                                         --------------------------------
                                           1999         1998       1997
                                         --------     --------   --------
Current:
  Federal                                 $(9,810)     $15,835    $17,325
  State and Local                             232          806        658
  Foreign                                   2,475        2,317        823
                                         --------     --------   --------
                                           (7,103) 18,958     18,806

Deferred:
  Federal                                   9,969        1,970     (1,376)
  State and local                             447          216       (150)
  Foreign                                    (419)         500        (74)
                                         --------     --------   --------
                                            9,997        2,686     (1,600)
                                         --------     --------   --------
Provision for income taxes                $ 2,894      $21,644    $17,206
                                         ========     ========   ========

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                Years ended March 31,
                                          --------------------------------
                                            1999         1998       1997
                                          --------     --------   --------
Statutory federal income tax rate            35.0%        35.0%      35.0%
State income taxes, net of federal taxes      4.9           .9         .6
Foreign sales corporation                   (10.7)        (3.3)      (3.8)
Goodwill amortization                         3.8           .5         .7
Reduction in prior year tax accrual          (4.9)        (2.4)      (1.8)
Other                                         3.9          (.1)        .9
                                          --------     --------   --------
Effective income tax rate                    32.0%        30.6%
31.6%

The components of deferred tax assets and liabilities are as follows(dollars in thousands):

                                                       March 31,
                                           -----------------------------
                                                1999            1998
                                           ------------     ------------
Deferred tax assets:
 Pension benefits                              $ 13,372         $ 13,100
 Medical benefits                                12,535           12,324
 Sales and product allowances                     6,899            8,135
 All other                                        4,086            5,331
                                           ------------     ------------
                                                 36,892           38,890
Deferred tax liabilities:
 Depreciation and differences in basis          (44,355)         (36,228)
 Amortization of intangibles                     (5,409)          (5,537)
                                           ------------     ------------
                                                (49,764)         (41,765)
                                           ------------     ------------
Net deferred income tax liability              $(12,872)        $ (2,875)
                                           ============     ============

The net deferred income tax liability is reflected in the accompanying 1999 and 1998 balance sheets as a $10,899 and $13,581 current asset and a $23,771 and $16,456 non-current liability, respectively.

The Company anticipates that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the remaining deferred tax assets. Accordingly, no valuation allowance has been provided for in 1999 or 1998.

For fiscal year ended March 31, 1999, the Company had a regular tax loss of $15 million which will be carried back to recover Federal income taxes paid in prior years.

During fiscal year 1998, the Company and the Internal Revenue Service finalized a settlement involving adjustments to the Company's consolidated income tax returns for fiscal years 1994 and 1995. The adjustments to the consolidated income tax return primarily involved the partial disallowance of amortization of a non-compete agreement. The total tax including interest associated with the settlement amounted to approximately $1,050.

During fiscal year 1999, the Company received Federal income tax refunds related to amending various years. These refunds were recognized as tax benefits during the current year. Interest income received from these refunds was netted against interest expense.

Note 8: Stock Option Plans
The Company has two option plans which reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal year 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):

                                                Years ended March 31,
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------
--------
Net earnings          As reported         $6,150      $49,190
$37,169                               Pro forma           $4,203
$47,554     $36,146

Earnings per share:
   Basic              As reported          $0.16        $1.26       $0.96
                      Pro forma            $0.11        $1.22       $0.93

   Diluted            As reported          $0.16        $1.25       $0.95
                      Pro forma            $0.11        $1.21       $0.92


The pro forma amounts indicated above recognize compensation expense on a straight line basis over the vesting period of the grant. The pro forma effect on net income for fiscal year 1999 is not representative of the pro forma effects on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 5 years for 1999, 1998 and 1997; a risk-free interest rate of 5.4% for 1999, 5.7% for 1998 and 6.1% for 1997; expected volatility of 45.1% for 1999, 42.6% for 1998 and 23.8% for 1997; and a
dividend yield of 0.0% for all three years.

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

These plans provide that shares granted come from the Company's authorized but unissued common stock. The price of the options granted thus far pursuant to these plans are no less than 100% of the value of the shares on the date of grant. Also, the options may not be exercised within two years from the date of grant and no options will be exercisable after ten years from the date of grant.

In fiscal 1999, the Company's Board of Directors approved an option re-price program for the Key Employee Stock Option Plan. Under this program, options to purchase 329,130 shares of the Company's Common Stock at prices ranging from $19.25 to $32.13 per share were canceled and reissued at $10.00 per share, which was the fair market value at that time. The vesting date of the options originally granted in 1995 and 1996 was changed to April 2000. The vesting date for those options originally issued in 1997 remains at October 1999.

A summary of the status of the Company's three stock option plans as of March 31, 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:

                                                               March 31,

----------------------------------------------------------------------------
                                     1999
1998                     1997
                           --------------------------
-------------------------
---------------------
Weighted-                   Weighted-                Weighted-
                                         Average
Average                  Average
                                       Exercisable
Exercisable              Exercisable
Fixed Options                 Shares      Price          Shares
Price         Shares     Price
-----------------------------------------------------
-------------------------  ---------------------
Options outstanding
  at beginning of year       1,251,020   $20.20           1,239,835
$15.53      1,114,885   $13.36
Options granted                934,570    10.95             308,445
25.75        281,330    19.25
Options exercised              (26,560)    7.02            (295,690)
6.45       (150,110)    6.19
Options canceled              (516,030)   25.10              (1,570)
11.83         (6,270)   20.13
--------------------------------------------------------------------------------
-----------------------
Options outstanding
  at end of year             1,643,000   $13.61           1,251,020
$20.20       1,239,835  $15.53
--------------------------------------------------------------------------------
-----------------------
Option price range
  at end of year             $5.00 to $32.13             $5.00 to
$32.13         $5.00  to  $32.13
Option price range
  for exercised shares       $5.00 to $14.19             $5.00 to
$10.63         $5.00  to  $10.63
Options available for
  grant at end of year             1,207,290
1,812,730                 2,121,175
Options exercisable
  at year-end                        312,430
664,050                   679,590
Weighted-average fair
  value of options granted
  during the year                      $5.38
$11.89                     $5.42

The following table summarizes information about stock options outstanding at March 31, 1999:



                              Options Outstanding
Options Exercisable
                ---------------------------------------------------
----------------------------------
   Range of         Number      Weighted-Average                       Number
 Exercisable     Outstanding       Remaining       Weighted-Average
Exercisable      Weighted-Average
    Prices        at 3/31/99    Contractual Life    Exercise Price    at
3/31/99     Exercisable Price
-------------------------------------------------------------------
----------------------------------
$5.00 to $5.72      222,160         4.0 Years            $5.50
222,160             $5.50
$10.00 to $11.47  1,024,840         9.1 Years           $10.92
90,270            $10.24
$19.25 to $32.13    396,000         8.1 Years           $25.13
-                 -
                  ---------
--------
                  1,643,000
312,430
                  =========
========

Note 9: Foreign Sales
The Company has wholly-owned foreign subsidiaries which primarily market products in foreign markets. Foreign sales by geographic region were as follows (dollars in thousands):

                                               Years ended March 31,
                                      --------------------------------------
                                         1999          1998          1997
                                      ----------    ----------    ----------
Europe                                  $109,512      $134,623      $101,060
Asia                                     120,991       123,671       104,932
Other                                     41,639        34,914        24,657
                                      ----------    ----------    ----------
    Total                              $272,142      $293,208      $230,649
                                      ==========    ==========    ==========

Note 10: Commitments
(a) The Company has agreements with distributor customers which, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the consolidated balance sheets as reductions in trade accounts receivable (note 11). The Company adjusts sales to distributors through the use of allowance accounts based on historical experience.

(b) A subsidiary of the Company sells certain receivables discounted at .60 of 1% above LIBOR for the number of days the receivables are outstanding, with a recourse provision not to exceed 5% of the face amount of the factored receivables. The Company has issued a joint and several guarantee in an aggregate amount up to but not to exceed $3,000 to guarantee this recourse provision. The Company transferred receivables and incurred factoring costs of $258,619 and $2,988 in 1999, $283,153 and $2,834 in 1998, and $218,146 and
$2,109 in 1997.

Included in accounts payable, trade, is $32,715 and $27,686 at March 31, 1999 and 1998, respectively, which represents factored receivables collected but not remitted.

(c) The Company's leases consist primarily of manufacturing equipment and expire principally between 1999 and 2004. A number of leases require that the Company pay certain executory costs (taxes, insurance and maintenance) and certain renewal and purchase options. Annual rental expense for operating leases are included in results of operations and were approximately $10,229 in 1999, $12,592 in 1998, and $11,653 in 1997. Future minimum lease payments over the next five years under noncancelable operating leases at March 31, 1999, are as follows (dollars in thousands):

       2000               $ 7,910
       2001                 4,454
       2002                 2,371
       2003                   791
       2004                   253
                          -------
       TOTAL              $15,779

Note 11: Supplementary Balance Sheet Detail (dollars in thousands)

                                                             March 31,
                                                     -----------------------
                                                        1999        1998
                                                     ----------   ----------
Accounts receivable:
  Trade                                                 $56,773      $61,773
  Other                                                   7,236        6,879
                                                     ----------   ----------
                                                         64,009       68,652
Less:
  Allowance for doubtful accounts                           297          390
  Allowance for price protection and
    customer returns (note 10)                            5,928        6,222
                                                     ----------   ----------
  Net accounts receivable                               $57,784      $62,040
                                                     ==========   ==========


Property and equipment, at cost       Useful Life
                                      -----------
  Land and land improvements          10-20 years      $ 12,919     $ 13,071
  Buildings                           10-40 years        73,402       61,702
  Machinery and equipment              5-10 years       464,041      369,154
  Furniture and fixtures               3-10 years        35,532       32,086
  Construction in progress                -              49,896       97,104
                                                     ----------   ----------
  Total property and equipment                          635,790      573,117
Accumulated depreciation                                229,055      179,566
                                                     ----------   ----------
  Net property and equipment                           $406,735     $393,551
                                                     ==========   ==========

Accrued expenses:
  Pension costs                                         $ 3,799      $ 4,031
  Salaries, wages and related employee costs              7,863       12,009
  Vacation                                                8,150        8,879
  Other                                                   8,289       11,750
                                                     ----------   ----------
  Total accrued expenses                                $28,101      $36,669
                                                     ==========   ==========

Note 12: Legal Proceedings

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), and certain analogous state laws, impose retroactive, strict liability upon certain defined classes of persons associated with releases of hazardous substances into the environment. Among those liable under CERCLA (known collectively as "potentially responsible parties" or "PRPs") is any person who "arranged for disposal" of hazardous substances at a site requiring response action under the statute. While a company's liability under CERCLA is often based upon its proportionate share of overall waste volume or other equitable factors, CERCLA has been widely held to permit imposition of joint and several liabilities on each PRP. The Company has periodically incurred, and may continue to incur, liability under CERCLA, and analogous state laws, with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a PRP at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a "de minimis" party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with Union Carbide in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company's financial condition or results of operations. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

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

Note 13: Restructuring and Early Retirement Charges

(a) The Company recorded a pretax charge of $10.5 million ($7.3 million after tax) in the quarter ended December 31, 1997, in conjunction with a plan to restructure the manufacturing and support operations between its U.S. facilities in North and South Carolina and its Mexican operations in Monterrey, Mexico. Under the restructuring plan, the Company reduced the U.S. workforce by 1,182 people. Through March 31, 1999, the Company has paid $10.5 million in severance, pension, and outplacement costs under the restructuring plan, reducing the liability to zero.

(b) On June 5, 1996, the Company announced an early retirement incentive program for its U.S. hourly and salaried employees. Under this program, the Company reduced the U.S. hourly and salaried workforce by 409 people. The total cost of the program was $15,407 ($9,900 after tax). Senior Management of the Company was not eligible for the early retirement incentive.

Note 14: Earnings Per Share

Basic and diluted earnings per share are calculated as follows (dollars in thousands except per share data):

                                                   Years ended March 31,

----------------------------------
                                               1999          1998        1997
                                              ----------  ----------
----------

Net earnings                                     $ 6,150     $49,190
$37,169



Weighted-average shares outstanding (Basic)   39,220,720  39,073,222
38,737,160

Stock Options                                    293,210     353,942
539,518
                                              ----------  ----------
----------
Weighted-average shares outstanding (Diluted) 39,513,930  39,427,164
39,276,678
                                              ==========  ==========
==========

Basic earnings per share                           $0.16       $1.26
$0.96

Diluted earnings per share                         $0.16       $1.25
$0.95






                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                KEMET Corporation
                                (Registrant)


Date:  June 29, 1999             /S/ D.Ray Cash
                                D. Ray Cash
                                Senior Vice President of Administration,
                                Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 1999              /S/ David E. Maguire
                                David E. Maguire
                                Chairman, Chief Executive Officer, President
                                and Director

Date: June 29, 1999              /S/ D. Ray Cash
                                D. Ray Cash
                                Senior Vice President of Administration,
                                Treasurer, and Assistant Secretary
                                (Principal Accounting and Financial Officer)

Date: June 29, 1999              /S/ Charles E. Volpe
                                Charles E. Volpe
                                Director

Date: June 29, 1999              /S/ Stewart A. Kohl
                                Stewart A. Kohl
                                Director

Date: June 29, 1999              /S/ E. Erwin Maddrey, II
                                E. Erwin Maddrey, II
                                Director

Date: June 29, 1999              /S/ Paul C. Schorr IV
                                Paul C. Schorr IV
                                Director