Form 10-Q
period 1999-06-30
KEMET CORP
filed 1999-08-12
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
     Act
of 1934.
     For the period ended June 30, 1999.

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

                              YES [X]  NO [ ]

Common Stock Outstanding at: August 10, 1999

Title of Each Class                               Number of Shares
Outstanding
--------------------------------------------------------------------------------

Common Stock, $.01 Par Value                                     38,252,448
Non-Voting Common Stock, $.01 Par Value                           1,096,610

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                       KEMET CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands Except Per Share
Data)

      June 30,          March 31,

        1999               1999

      -------           --------

     (unaudited)
ASSETS
Current
assets:

Cash
     $ 12,974            $  3,914
Accounts receivable (less allowances of $7,533 and $6,225
  June 30, 1999 and March 31, 1999,
respectively)                                      64,064              57,784

Inventories:
     Raw materials and
supplies
52,447              45,288
     Work in
process
53,819              52,225          Finished
goods
22,261              28,306

     --------            --------
          Total inventories
      128,527             125,819
Prepaid
expenses
2,909               2,951
Income taxes
receivable
1,856               1,855
Deferred income
taxes
11,094              10,899

     --------            --------
          Total current
assets
221,424             203,222
Property and equipment (less accumulated depreciation of $242,204 and
  $229,055 at June 30, 1999 and March 31, 1999,
respectively)                         410,258             406,735
Intangible assets (less accumulated amortization of $15,983 and
  $15,584 at June 30, 1999 and March 31, 1999,
respectively)                           44,799              46,268
Other
assets
  8,549               7,465

     --------            --------
          Total
assets
$685,030            $663,690

     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term
debt                                             $ 20,000             $20,000
  Accounts payable,
trade
76,541              64,750
  Accrued
expenses
27,894              28,101
  Income
taxes
1,580                 -

     --------            --------
          Total current
liabilities
126,015             112,851
Long-term debt, excluding current
installments                                        146,000
144,000
Other non-current
obligations
69,393              69,394
Deferred income
taxes
24,738              23,771

     --------            --------
          Total
liabilities
366,146             350,016

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 38,213,630 and 38,158,290 shares at June 30, 1999 and
     March 31, 1999,
respectively
382                 382
  Non-voting common stock, par value $.01, authorized 12,000,000 shares, issued and outstanding 1,096,610 at June 30, 1999 and March 31,
1999                  11                  11
  Additional paid-in
capital
146,018             145,482
  Retained
earnings
172,421             167,727
  Accumulated other comprehensive
income                                                   52
72

     --------            --------
          Total stockholders'
equity                                                  318,884
313,674

     --------            --------
          Total  liabilities and stockholders'
equity                                $685,030            $663,690

     ========            ========





See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Dollars in Thousands Except Per Share Data)

           Three months ended

                June 30,

     ----------------------------

        1999               1998

      --------           --------

      (unaudited)       (unaudited)
Net
Sales
  $162,649            $142,471

Operating costs and expenses:
  Cost of goods sold, exclusive of
depreciation                                        122,984
107,266
  Selling, general and administrative
expenses                                          10,944              12,179
  Research, development and
engineering
4,388               6,153
  Depreciation and
amortization
13,040              10,878

      --------            --------
     Total operating costs and
expenses                                                151,356
136,476

     Operating
income
11,293               5,995

Other expense:
  Interest
expense
2,734               2,494

Other
       1,656               1,299

      --------            --------
     Total other
expense
4,390               3,793
     Earnings before income
taxes
6,903               2,202

Income tax
expense
2,209                 705

      --------            --------

     Net
earnings
$ 4,694             $ 1,497

      ========            ========





Per Common Share Information:

Net earnings per share:

Basic
   $ 0.12              $ 0.04

Diluted
   $ 0.12              $ 0.04

Weighted average shares outstanding:
     Basic
    39,285,558          39,185,382

Diluted
39,889,061          39,390,046


















See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)

Three months ended
June 30,

        --------------------------

          1999              1998

        --------          --------

      (unaudited)       (unaudited)
Sources (uses) of cash:

     Net cash from operating
activities                                                  $23,676
(1,893)

Investing activities:
  Additions to property and
equipment                                                    (17,132)
(27,874)     Proceeds from disposals of
property
-                (4)

Other
           (20)              (51)

        --------          --------


     Net cash used by investing
activities                                               (17,152)
(27,929)

Financing activities:
  Proceeds from employees savings
plan                                                       328
405
  Proceeds from exercise of stock options including related tax
benefit                      208               126
  Net proceeds/(repayments) from revolving/swingline
loan                                  2,000           (69,850)
  Proceeds from Senior
Notes
-           100,000

        --------          --------

     Net cash provided by financing
activities                                             2,536            30,681

        --------          --------

     Net increase in
cash
9,060               859


     Cash at beginning of
period
3,914             1,801

        --------          --------

     Cash at end of
period
$12,974            $2,660

        ========          ========


























See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 1999 Form 10-K. Net sales and operating results for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                         Computation Of Basic And Diluted Earnings Per Share
                                      (Dollars in Thousands Except Per Share
Data)

                                             For the three months ended June
30,


1999                                       1998
                       ----------------------------------------
-----------------------------------

Per                                      Per
                         Income           Shares         Share
Income         Shares      Share
                       (numerator)     (denominator)     Amount
(numerator)   (denominator)  Amount
                       ----------      ------------     -------
----------    ------------  -------
Basic EPS

Income available to
common stockholders     $ 4,694         39,285,558      $ 0.12         $
1,497       39,185,382   $ 0.04

Effect of diluted
securities

Stock Options                 -            603,503           -
-          204,664        -
                      ----------       ------------     -------
---------     ------------  -------

Diluted EPS

Income available to
common stockholders
plus assumed
conversions             $ 4,694         39,889,061      $ 0.12         $
1,497       39,390,046   $ 0.04


Note 3.  Stock Options

In fiscal 1999, the Company's Board of Directors approved an option re-price program for the Executive Stock Option Plan effective April 1, 1999. Under this program, options to purchase 396,000 shares of the Company's Common Stock at prices ranging from $19.25 to $32.13 per share were canceled and reissued at $12.00 per share with vesting dates ranging from October 1999 to April 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 1999 and Three Month Period Ended June 30,
1998

Net sales for the three months ended June 30, 1999 increased 14% to $162.6 million from $142.5 million for the three months ended June 30, 1998. The increase in net sales resulted from higher demand for surface-mount tantalum and multilayer ceramic capacitors. Sales of surface-mount capacitors were $134.2 million for the first quarter of fiscal 1999, an increase of 18% from $113.5 million in the prior year's first quarter. Globally, domestic sales increased 14% to $87.4 million during the quarter. Export sales, led by an increase in sales in Asia of 48%, increased 15% to $75.2 million as compared to the prior year's first quarter.

Cost of sales, exclusive of depreciation, for the three months ended June 30, 1999 was $123.0 million compared to $107.3 million for the three months ended June 30, 1998. As a percentage of net sales, cost of sales, exclusive of depreciation, increased slightly to 76% compared to 75% for the prior year quarter.

Selling, general and administrative expenses for the three months ended June 30, 1999 were $10.9 million, or 7% of net sales, as compared to $12.2 million, or 9% of net sales, for the three months ended June 30, 1998. Selling, general and administrative expenses as a percent of sales decreased primarily as a result of increased sales volume and the Company's continued cost reduction activities.

Depreciation and amortization expense was $13.0 million for the three months ended June 30, 1999, as compared to $10.9 million from the prior year's first quarter and resulted primarily from increased capital expenditures over the past fiscal years.

Operating income for the three months ended June 30, 1999 was $11.3 million compared to $6.0 million for the three months ended June 30, 1998. The increase resulted primarily from the increase in net sales as discussed above.

Income tax expense was 32.0% of earnings for the three month periods ended June 30, 1999 and 1998. The difference from the statutory income tax rate was primarily the result of increased foreign sales corporation benefits and the implementation of various state tax savings strategies.

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

Cash flows from operating activities for the three months ended June 30, 1999 amounted to a surplus of $23.7 million compared to a deficit of $1.9 million for the three months ended June 30, 1998. The increase in cash flow was primarily a result of the increase in net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

Capital expenditures were $17.1 million for the three months ended June 30, 1999 compared to $27.9 million for the three months ended June 30, 1998. The first quarter's expenditures reflect the completion of projects initiated during fiscal year 1999. The Company estimates its capital expenditures for fiscal year 2000 to be approximately $60.0 million.

During the three months ended June 30, 1999 the Company increased its indebtedness (long-term debt and current portion of long-term debt) by $2.0 million which consisted primarily of the financing of capital expenditures. As of June 30, 1999, the Company had unused availability under its revolving credit facility and swingline loan of approximately $104.0 million and $10.0 million, respectively.

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

Impact of Year 2000

The Company has a Year 2000 Readiness Program that began in December 1996. The scope of the program includes all business-critical operations in all locations worldwide. Areas assessed include business applications, technical infrastructure, facilities, end-user computing, manufacturing, and suppliers. Overall, the Readiness Program was completed by July 15, 1999.

The Company's plan to resolve the Year 2000 issue includes the process of inventory, assessment, remediation, testing, and implementation. As of July 15, 1999, the Company had completed 100% of the inventory, assessment, remediation, testing, and implementation work.

The Company's Readiness Program is a combination of both internal and external resources to reprogram, implement, test, or replace existing hardware and software. The total cost of the program was approximately $6.5 million and will be funded through operating cash flows. As of June 30, 1999, the Company had expended $6.3 million related to the Year 2000 Readiness Program.

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

The Company has developed for our internal systems and suppliers a comprehensive contingency plan with respect to year 2000. To ensure worldwide consistency, standard formats were designed for risk assessment and contingency plans. A database was created to develop, approve and maintain these documents and monitor the project. The Company's comprehensive contingency plan was completed July 1999.

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's 1999 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
Other than as reported above and in the Company's fiscal year ending March 31, 1999 Form 10-K under the caption "Item 3. Legal Proceedings", the Company is not currently a party to any material pending legal proceedings, other than routine litigation incidental to the business of the Company.

Item 2.  Change in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
On July 21, 1999, at the Company's annual meeting, shareholders re-elected
E. Erwin Maddrey, II as Director of the Company to serve a three-year term. The Company's shareholders also approved the appointment of KPMG LLP as independent public accountants for the fiscal year ending March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.1 Fifth Amendment to Credit Agreement between KEMET Corporation, Wachovia Bank, N.A. as Agent, and the Banks named in the Credit Agreement dated as of June 30, 1999.



(b)  Reports on Form 8-K.

     None.

                         Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 13, 1999


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