Form 10-Q
period 1999-09-30
KEMET CORP
filed 1999-11-15
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
     Act of 1934.
     For the period ended September 30, 1999.

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

                              YES [X]  NO [ ]
Common Stock Outstanding at: November 8, 1999


Title of Each Class                               Number of Shares
Outstanding
--------------------------------------------------------------------------------

Common Stock, $.01 Par Value                                     38,660,479
Non-Voting Common Stock, $.01 Par Value                           1,096,610

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                       KEMET CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands Except Per Share
Data)

    September 30,        March 31,

        1999               1999

      -------            --------

     (unaudited)
ASSETS
Current
assets:

Cash
     $  6,917            $  3,914
Accounts receivable (less allowances of $9,079 and $6,225
September 30, 1999, and March 31, 1999,
respectively)                                  64,463              57,784

Inventories:
     Raw materials and
supplies
52,276              45,288
     Work in
process
53,093              52,225          Finished
goods
22,622              28,306

     --------            --------
          Total inventories
      127,991             125,819
Prepaid
expenses
3,255               2,951
Income taxes
receivable
1,855               1,855
Deferred income
taxes
14,427              10,899

     --------            --------
          Total current
assets
218,908             203,222
Property and equipment (less accumulated depreciation of $255,166 and
  $229,055 at September 30, 1999, and March 31, 1999,
respectively)                   408,655             406,735
Intangible assets (less accumulated amortization of $16,416 and
  $15,584 at September 30, 1999, and March 31, 1999,
respectively)                     47,425              46,268
Other
assets
  7,492               7,465

     --------            --------
          Total
assets
$682,480            $663,690

     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term
debt                                             $ 15,000             $20,000
  Accounts payable,
trade
82,223              64,750
  Accrued
expenses
34,704              28,101
  Income
taxes
6,457                 -

     --------            --------
          Total current
liabilities
138,384             112,851
Long-term debt, excluding current
installments                                        120,000
144,000
Other non-current
obligations
69,351              69,394
Deferred income
taxes
24,152              23,771

     --------            --------
          Total
liabilities
351,887             350,016

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 38,374,949 and 38,158,290 shares at September 30, 1999
and
     March 31, 1999,
respectively
384                 382
  Non-voting common stock, par value $.01, authorized 12,000,000 shares, issued and outstanding 1,096,610 at September 30, 1999, and March 31,
1999,           11                  11
     respectively
  Additional paid-in
capital
148,524             145,482
  Retained
earnings
181,620             167,727
  Accumulated other comprehensive
income                                                   54
72

     --------            --------
          Total stockholders'
equity                                                  330,593
313,674

     --------            --------
          Total liabilities and stockholders'
equity                                 $682,480            $663,690

     ========            ========





See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Dollars in Thousands Except Per Share
Data)

                                                         Three months
ended                  Six months ended
                                                            September
30,                      September 30,

------------------------           -----------------------
                                                        1999
1998               1999           1998
                                                      --------
--------           --------       --------
                                                     (unaudited)
(unaudited)        (unaudited)     (unaudited)
Net Sales                                             $186,187
$137,733          $348,836        $280,204

Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation        136,394
105,549           259,378         212,815
  Selling, general and administrative expenses          11,947
11,911            22,891          24,090
  Research and development and engineering               5,189
5,582             9,577          11,735
  Depreciation and amortization                         13,822
11,535            26,862          22,413
                                                      --------
--------          --------        --------
     Total operating costs and expenses                167,352
134,577           318,708         271,053

     Operating income                                   18,835
3,156            30,128           9,151


Other expense:
  Interest expense, net                                  2,508
1,701             5,243           4,195
  Other                                                  2,799
829             4,455           2,128
                                                      --------
--------          --------        --------
     Total other expense                                 5,307
2,530             9,698           6,323

     Earnings before income taxes                       13,528
626            20,430           2,828

Income tax expense                                       4,329
200             6,538             905
                                                      --------
--------          --------        --------

     Net earnings                                      $ 9,199        $
426           $13,892        $  1,923
                                                      ========
========          ========        ========







Per Common Share Information:

Net earnings per share:
     Basic                                             $  0.23       $
0.01           $   0.35       $  0.05
     Diluted                                           $  0.23       $
0.01           $   0.35       $  0.05



Weighted average shares outstanding:
     Basic                                          39,411,498
39,203,606        39,337,087     39,194,679
     Diluted                                        40,307,399
39,348,334        40,128,141     39,371,041












See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)


            Six Months ended

              September 30,

        --------------------------

          1999              1998

        --------          --------

      (unaudited)       (unaudited)
Sources (uses) of cash:

     Net cash from operating
activities                                                  $60,103
$ 4,829

Investing activities:
  Additions to property and
equipment                                                    (31,126)
(41,634)     Proceeds from disposals of
property
-                  (4)

Other
           (18)              (41)

        --------          --------


     Net cash used by investing
activities                                               (31,144)
(41,679)

Financing activities:
  Proceeds from employee savings
plan                                                        467
590
  Proceeds from exercise of stock options including related tax
benefit                    2,576               133
  Net repayments of revolving/swingline
loan                                             (29,000)          (63,700)
  Proceeds from Senior
Notes
-             100,000

        --------          --------

     Net cash provided (used) by financing
activities                                    (25,956)           37,023

        --------          --------

     Net increase in
cash
3,003               173


     Cash at beginning of
period
3,914             1,801

        --------          --------

     Cash at end of
period
$6,917            $1,974

        ========          ========


























See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 1999, Form 10-K. Net sales and operating results for the six months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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
                       ----------------------------------------
-----------------------------------

Per                                      Per
                         Income         Shares           Share
Income        Shares        Share
                       (numerator)     (denominator)     Amount
(numerator)   (denominator)  Amount
                       ----------      ------------     -------
----------    ------------  -------



Basic EPS               $ 9,199          39,411,498     $  0.23       $
426      39,203,606    $0.01

Effect of dilutive
securities

Stock Options               -               895,901         -
-           144,728      -
                      ----------       ------------     -------
----------    ------------   -------



Diluted EPS             $ 9,199          40,307,399     $  0.23       $
426      39,348,334    $0.01




Note 3.  Stock Options

In fiscal 1999, the Company's Board of Directors approved an option re-price program for the Executive Stock Option Plan effective April 1, 1999. Under this program, options to purchase 396,000 shares of the Company's Common Stock at prices ranging from $19.25 to $32.13 per share were amended with a new exercise price of $12.00 per share with vesting dates ranging from October 1999 to April 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended September 30, 1999, increased 35% and 24%, respectively, to $186.2 million and $348.8 million from the comparable periods of the prior year. The increase in net sales was attributable to higher demand for tantalum and ceramic surface-mount capacitors as a result of the strong growth in the telecommunications and computer industries, along with improvement in the Asian economy. Sales of surface-mount capacitors for the quarter and six months ended September 30,1999, were $159.8 million and $294.0 million, an increase of 43% and 31%, respectively, from comparable prior-year periods. Sales of leaded capacitors were stable at $26.4 million for the three months ended September 30, 1999, and $54.8 million for the six months ended September 30, 1999. Domestic sales for the same periods increased 28% and 21% to $94.6 million and $182.0 million, respectively. Export sales, led by increased shipments to Asia, increased 43% and 29% to $91.6 million and $166.8 million for the quarter and six months ended September 30, 1999, respectively.

Cost of sales, exclusive of depreciation, for the quarter and six months ended September 30, 1999, were $136.4 million and $259.4 million, respectively, as compared to $105.5 million and $212.8 million for the quarter and six months ended September 30, 1998. As a percentage of net sales, cost of sales, exclusive of depreciation was 73% and 74% for the quarter and six months ended September 30, 1999, respectively, as compared to 77% and 76% for the comparable periods of the prior year. The decrease in cost of sales as a percentage of sales is primarily the result of higher unit volume and improved manufacturing margins achieved through operating efficiencies and cost reduction programs.

Selling, general and administrative expenses for the quarter and six months ended September 30, 1999, were $11.9 million (6.4% of net sales) and $22.9 million (6.6% of net sales), respectively, as compared to $11.9 million (8.6% of net sales) and $24.1 million (8.6% of net sales)for the comparable periods of the prior year. Selling, general and administrative expenses as a percent of sales decreased from the comparable periods primarily due to increased sales and the Company's continued efforts to control overhead expenses.

Research, development and engineering expenses for the quarter and six months ended September 30, 1999, were $5.2 million and $9.6 million, respectively, as compared to $5.6 million and $11.7 million for the prior comparable periods. The Company continued to invest in the development of new products and technologies as shown by the Company's announcement to enter the organic tantalum and solid aluminum capacitor businesses.

Depreciation and amortization expense for the quarter and six months ended September 30, 1999, were $13.8 million and $26.9 million, respectively, as compared to $11.5 million and $22.4 million for the prior comparable periods. This increase was primarily due to the increase in capital expenditures over the past fiscal years as the Company continued to invest in additional capacity to support existing and new product lines.

Operating income for the quarter and six months ended September 30, 1999, was $18.8 million and $30.1 million, respectively, compared to $3.2 million and $9.2 million for the comparable periods in the prior year. The increase in operating income resulted primarily from a combination of higher sales levels and improved manufacturing margins.

Interest expense, net for the quarter and six months ended September 30, 1999, was $2.5 million and $5.2 million, respectively, compared to $1.7 million and $4.2 million for the prior-year periods. The increase in interest expense over the prior period was attributable to lower interest expense in the prior year periods as a result of $1.1 million of interest income received from the IRS during the period for tax refunds on prior years' amended returns.
Without this interest income, interest expense for the quarter and six months ended September 30, 1998, would have been $2.8 million and $5.3 million, respectively.

Income tax expense totaled $4.3 million and $6.5 million for the quarter and six month periods ended September 30, 1999, compared to $0.2 million and $0.9 million for the comparable periods ended September 30, 1998. The increase in income taxes is the result of higher net earnings from the increased sales and improved manufacturing margins.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, borrowings under its revolving credit facility, and amounts advanced under its foreign accounts receivable discounting arrangements.

Cash flows from operating activities for the six months ended September 30, 1999, amounted to a surplus of $60.1 million compared with a surplus of $4.8 million for the six months ended September 30, 1998. The increase in cash flow was primarily a result of the increase in net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payables, accrued liabilities and income taxes payable.

Capital expenditures were $31.1 million for the six months ended September 30, 1999, compared to $41.6 million for the six months ended September 30, 1998. The Company continues to invest in capital to support the growing capacity requirements of the industry, along with additional new products and technologies. The Company estimates its capital expenditures for fiscal year 2000 to be approximately $70.0 million.

During the six months ended September 30, 1999, the Company decreased its indebtedness (long-term debt and current portion of long-term debt) by $29.0 million which was generated primarily from operating activities. As of September 30, 1999, the Company had unused availability under its revolving credit facility and swingline loan of approximately $130.0 million and $10.0 million, respectively.

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

The Company's plan to resolve the Year 2000 issue includes the processes of inventory, assessment, remediation, testing, and implementation. As of July 15, 1999, the Company had completed 100% of the inventory, assessment, remediation, testing, and implementation work.

The Company's Readiness Program is a combination of both internal and external resources to reprogram, implement, test, or replace existing hardware and software. The total cost of the program was approximately $6.8 million and will be funded through operating cash flows. As of September 30, 1999, the Company had expended $6.6 million related to the Year 2000 Readiness Program.

From time to time, information provided by the Company, including, but not limited to, statements in this report or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's 1999 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
Other than as reported above and in the Company's fiscal year ending March 31, 1999, Form 10-K under the caption "Item 3. Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine litigation incidental to the business of the Company.

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

  (i)  Election of Directors of the Company.

The proxy nominee for director as listed in the proxy statement was elected for a three year term with the following vote:
                                                                  Broker
   Nominee                  In Favor       Against    Abstained   Non-Votes
  --------                  -----------  ----------   ---------  -----------
E. Erwin Maddrey, II.      30,181,619         0         122,307          0

  (ii) The ratification of the appointment of KPMG LLP, independent certified public accountants, to examine the financial statements of the Company for the fiscal year ending March 31, 2000:

                                                                  Broker
                            In Favor      Against     Abstained   Non-Votes
                            ----------   --------     ---------   ----------
                            30,265,110     13,326       25,490       -0-




Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.1 Sixth Amendment to Credit Agreement between KEMET Corporation, Wachovia Bank, N.A. as Agent, and the Banks named in the Credit Agreement dated as of July 1,1999.

(b)  Reports on Form 8-K.

On July 1, 1999, Form 8-K was filed by the Company announcing that Charles M. Culbertson II had been named President and Chief Operating Officer of the Company. The Company also announced additional organizational changes.

                         Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 15, 1999


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