Form 10-Q
period 1999-12-31
KEMET CORP
filed 2000-02-14
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
     Act of 1934.
     For the period ended December 31, 1999.

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

                              YES [X]  NO [ ]





Common Stock Outstanding at: February 8, 2000

Title of Each Class                               Number of Shares
Outstanding
--------------------------------------------------------------------------------

Common Stock, $.01 Par Value                                     43,430,776

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                                       KEMET CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands Except Per Share
Data)

    December 31,        March 31,

        1999              1999

    -----------         ---------

    (unaudited)
ASSETS
Current
assets:

Cash
     $  9,775            $  3,914
Accounts receivable (less allowances of $11,259 and $6,225
   at December 31, 1999 and March 31, 1999,
respectively)                              65,923              57,784
Inventories:
     Raw materials and
supplies
60,182              45,288
     Work in
process
50,794              52,225          Finished
goods
20,951              28,306

     --------            --------
          Total inventories
      131,927             125,819
Prepaid
expenses
1,732               2,951
Income taxes
receivable
-                 1,855
Deferred income
taxes
16,390              10,899

     --------            --------
          Total current
assets
225,747             203,222
Property and equipment (less accumulated depreciation of $268,918 and
   $229,055 at December 31, 1999 and March 31, 1999,
respectively)                    410,744             406,735
Intangible assets (less accumulated amortization of $17,059 and
  $15,584 at December 31, 1999 and March 31, 1999,
respectively)                       46,783              46,268
Other
assets
  7,688               7,465

     --------            --------
          Total
assets
$690,962            $663,690

     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installment of long-term
debt                                                $    -              $
20,000
  Accounts payable,
trade
94,288              64,750
  Accrued
expenses
39,102              28,101
  Income taxes
        3,955                  -

     --------            --------
          Total current
liabilities
137,345             112,851
Long-term debt, excluding current
installments                                        112,400
144,000
Other non-current
obligations
45,370              69,394
Deferred income
taxes
36,867              23,771

     --------            --------
          Total
liabilities
331,982             350,016

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000 shares, issued and outstanding 38,921,286 and 38,158,290 shares at December 31, 1999 and
     March 31, 1999,
respectively
389                 382
  Non-voting common stock, par value $.01, authorized 12,000,000 shares, issued and outstanding 1,096,610 at December 31, 1999 and March 31,
1999              11                  11
  Additional paid-in
capital
158,763             145,482
  Retained
earnings
199,780             167,727
  Accumulated other comprehensive
income                                                   37
72

     --------            --------
          Total stockholders'
equity                                                  358,980
313,674

     --------            --------
          Total liabilities and stockholders'
equity                                 $690,962            $663,690

     ========            ========





See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Dollars in Thousands Except Per Share
Data)

                                                         Three months
ended                  Nine months ended
                                                            December
31,                        December 31,

------------------------           -----------------------
                                                        1999
1998               1999           1998
                                                      --------
--------           --------       --------
                                                     (unaudited)
(unaudited)        (unaudited)     (unaudited)
Net Sales                                            $ 215,139      $
141,914          $ 563,976       $ 422,118

Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation        149,638
106,863            409,016         319,678
  Selling, general and administrative expenses          12,388
12,361             35,280          36,451
  Research and development                               6,234
4,673             15,811          16,407
  Depreciation and amortization                         14,419
11,829             41,280          34,243
                                                      --------
--------           --------        --------
     Total operating costs and expenses                182,679
135,726            501,387         406,779

     Operating income                                   32,460
6,188             62,589          15,339


Other expense:
  Interest expense, net                                  2,295
2,394              7,538           6,589
  Other expense                                          3,459
1,072              7,914           3,200
                                                      --------
--------           --------        --------
     Total other expense                                 5,754
3,466             15,452           9,789

     Earnings before income taxes                       26,706
2,722             47,137           5,550

Income tax expense                                       8,546
871             15,084           1,776
                                                      --------
--------           --------        --------

     Net earnings                                    $  18,160      $
1,851          $  32,053       $   3,774
                                                      ========
========          =========       =========








Net earnings per share:
     Basic                                             $  0.46       $
0.05          $    0.81        $    0.10
     Diluted                                           $  0.45       $
0.05          $    0.79        $    0.10



Weighted average shares outstanding:
     Basic                                          39,856,585     39,220,367
      39,508,041       39,203,081
     Diluted                                        40,599,524
39,368,977         40,353,493       39,370,124














See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)


            Nine months ended

              December 31,

        --------------------------

          1999              1998

        --------          --------

      (unaudited)       (unaudited)
Sources (uses) of cash:

     Net cash from operating
activities                                                 $ 93,615          $
21,591

Investing activities:
  Additions to property and
equipment                                                    (49,543)
(49,823)      Proceeds from disposals of
property
137               294

Other
           (36)              (40)

        --------          --------


     Net cash used by investing
activities                                               (49,442)
(49,569)

Financing activities:
  Proceeds from employees savings
plan                                                       590
768
  Proceeds from exercise of stock options including related tax
benefit                   12,698               132
  Net proceeds/(repayments) from revolving/swingline
loan                                (51,600)           28,000

        --------          --------

     Net cash provided (used) by financing
activities                                    (38,312)           28,900

        --------          --------

     Net increase in
cash
5,861               922


     Cash at beginning of
period
3,914             1,801

        --------          --------

     Cash at end of
period                                                              $
9,775          $  2,723

        ========          ========


























See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 1999, Form 10-K. Net sales and operating results for the nine months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

                                          Computation of Basic And Diluted
Earnings Per Share
                                            (Dollars in Thousands Except Per
Share Data)

                                               For the three months ended
December 31,

1999                                       1998
                              ------------------------------
--------------------------------

                              Earnings    Shares        EPS
Earnings      Shares        EPS
                              --------  ----------    ------
--------    ----------    ------

Basic EPS                     $ 18,160  39,856,585    $ 0.46           $
1,851   39,220,367     $ 0.05

Effect of dilutive securities:

   Stock Options                   -       742,939      0.01
-       148,610        -
                              --------  ----------    ------
-------   ----------     ------
Diluted EPS                   $ 18,160  40,599,524    $ 0.45            $
1,851   39,368,977     $ 0.05



                                              For the nine months ended
December 31,

1999                                       1998
                              ------------------------------
--------------------------------

                              Earnings    Shares        EPS
Earnings      Shares        EPS
                              --------  ----------    ------
--------    ----------    ------

Basic EPS                     $ 32,053  39,508,041    $ 0.81           $
3,774   39,203,081     $ 0.10

Effect of dilutive securities:

   Stock Options                   -       845,452      0.02
-       167,043        -
                              --------  ----------    ------
--------  ----------     ------
Diluted EPS                   $ 32,053  40,353,493    $ 0.79            $
3,774  39,370,124     $ 0.10


Note 3.  Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income," as of the beginning of fiscal year 1999. Total comprehensive income and its components are as follows:

                                                                Three months
ended              Nine months
ended
December 31,                   December 31,

-------------------              -----------------
                                                      1999
1998                 1999      1998
                                                     -------
-------              -------   -------
          Comprehensive income:
          Net earnings                               $18,160     $
1,851              $32,053   $ 3,774
          Foreign currency translation adjustment        (17)
(1)                 (35)      (40)
                                                     -------
-------              -------   -------

          Total Comprehensive income                 $18,143     $
1,850              $32,018   $
3,734
=======     =======              =======   =======


Note 4.  Common Stock

On January 20, 2000, the Company issued 3,250,000 shares of common stock in a public offering that resulted in net proceeds of $143,162,500 after underwriters' discount. The net proceeds will be used to fund capital expenditures, to repay debt outstanding under the revolving credit facility, and to repay amounts outstanding under the short-term credit facility. The effe ct on reported diluted earnings per share for the three and nine months ended December 31, 1999 had these shares been outstanding the entire period would be ($.04) and ($.05), respectively.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Net sales for the quarter and nine months ended December 31, 1999, were $215.1 million and $564.0 million, an increase of $73.2 million or 52% and $141.9 million or 34%, respectively, from the comparable periods of the prior year. The increase in net sales was primarily attributable to a growing demand in the industry, as well as average selling prices returning to more normal levels. Sales of surface-mount capacitors for the quarter and nine months ended December 31, 1999, were $188.1 million and $482.1 million, an increase of 60% and 41%, respectively, from comparable prior year periods. Sales of leaded capacitors increased 10% to $27.1 million for the three months ended December 31, 1999, and 3% to $81.9 million for the nine months ended December 31, 1999. Sales also increased in both the domestic and export markets for the quarter and nine months ended December 31, 1999, compared to the comparable prior year periods. Domestic sales increased 47% and 29% to $104.1 million and $286.1 million, respectively, and export sales increased 57% and 38% to $111.0 million and $277.9 million, respectively.

Cost of sales, exclusive of depreciation for the quarter and nine months ended December 31, 1999, were $149.6 million and $409.0 million, respectively, as compared to $106.9 million and $319.7 million for the quarter and nine months ended December 31, 1998. As a percentage of net sales, cost of sales, exclusive of depreciation was 70% and 73% for the quarter and nine months ended December 31, 1999, as compared to 75% and 76% for the comparable periods of the prior year. The decrease in cost of sales as a percentage of sales is primarily the result of the average selling price returning to more normal levels and higher unit volumes.

Selling, general and administrative expenses for the quarter and nine months ended December 31, 1999, were $12.4 million and $35.3 million, respectively, as compared to $12.4 million and $36.5 million for the comparable periods of the prior year. Selling, general and administrative expenses as a percent of sales decreased from 9% for the prior year quarter to 6% this quarter primarily as a result of the average selling price returning to more normal levels and higher unit volumes.

Research and development expenses for the quarter and nine months ended December 31, 1999, were $6.2 million and $15.8 million, respectively, as compared to $4.7 million and $16.4 million for the prior comparable periods.

Depreciation and amortization expense for the quarter and nine months ended December 31, 1999, were $14.4 million and $41.3 million, respectively, as compared to $11.8 million and $34.2 million for the prior comparable periods. This increase was primarily due to the increase in capital expenditures over the past fiscal year.

Operating income for the quarter and nine months ended December 31, 1999, was $32.5 million and $62.6 million, respectively, compared to $6.2 million and $15.3 million for the comparable periods in the prior year. The increase in operating income resulted primarily from a combination of higher sales levels and improved manufacturing margins.

Interest expense, net for the three months ended December 31, 1999, was $2.3 million compared to $2.4 million for the three months ended December 31, 1998. Interest expense for the nine months ended December 31, 1999, was $7.5 million compared to $6.6 million for the comparable period in the prior year. The $6.6 million in the prior period included $1.4 million of interest income from the IRS for tax refunds on prior years' amended returns. Without this interest income, interest expense would have been $8.0 million for the prior year period. The decrease in interest expense is due to lower debt levels, resulting from improved sales and operating income.

Income tax expense totaled $8.5 million for the quarter ended December 31, 1999, compared to $0.9 million for the quarter ended December 31, 1998. Income tax expense for the nine months ended December 31, 1999, was $15.1 million or 32.0% of earnings as compared to $1.8 million or 32.0% of earnings for the comparable period of the prior year.

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

Cash flows from operating activities for the nine months ended December 31, 1999 amounted to a surplus of $93.6 million compared with a surplus of $21.6 million for the nine months ended December 31, 1998. The increase in cash flow was primarily a result of the growth in net income and the timing of cash flows from current assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable.

Capital expenditures were $49.5 million for the nine months ended December 31, 1999, compared to $49.8 million for the nine months ended December 31, 1998. The Company continues to invest in capital to support its long-term growth objectives and to better meet our customers' needs. The Company estimates its capital expenditures for fiscal year 2000 to be approximately $80.0 million.

During the nine months ended December 31, 1999, the Company decreased its indebtedness (long-term debt and current portion of long-term debt) by $51.6 million, which was generated primarily from operating activities. As of December 31, 1999, the Company had unused availability under its Revolving Credit Facility and Swingline Loan of approximately $140.0 million and $7.6 million, respectively.

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

Impact of Year 2000

The Company had a Year 2000 Readiness Program that began in December 1996.
The scope of the program included all business-critical operations in all locations worldwide. Areas assessed included business applications, technical infrastructure, facilities, end-user computing, manufacturing, and suppliers.

The Company's Readiness Program was a combination of both internal and external resources to reprogram, implement, test, or replace existing hardware and software. The total cost of the program was approximately $6.8 million and was funded through operating cash flows. As of December 31, 1999, the Company had expended $6.8 million related to the Year 2000 Readiness Program. No additional spending is anticipated for hardware and software in 2000.

Through the month of January 2000, the Company has experienced no material problems associated with Year 2000 issues. The Company believes that its Year 2000 Readiness program was successful and that no further Year 2000 efforts are necessary.

From time to time, information provided by the Company, including but not limited to statements in this report or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's Registration Statement on Form S-3, on January 19, 1999, under the heading Risk Factors, identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

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

(a)  Exhibits.
     None

(b)  Reports on Form 8-K.
     None

                         Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: February 14, 2000


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