Form 10-K
period 2000-03-31
KEMET CORP
filed 2000-06-28
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                              ACT OF 1934
                 For the fiscal year ended March 31, 2000

                                   Or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the transition period from                     to
                               --------------------   --------------------

Commission file Number: 0-20289
                           KEMET Corporation
         (Exact name of registrant as specified in its charter)

         Delaware                                     57-0923789
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

2835 KEMET Way, Simpsonville, South Carolina            29681
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code:   (864)963-6300

Securities registered pursuant to Section 12(g) of the Act:
Title of each class                  Name of each exchange on which registered

----------------------------         ----------------------------

----------------------------         ----------------------------
            Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 Par Value
-----------------------------------------------------------------------------
                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           [ x ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 7, 2000, computed by reference to the closing sale price of the registrant's Common Stock was approximately $2,937,053,486.

Number of shares of each class of Common Stock outstanding as of June 7, 2000:

Common Stock, $.01 Par Value                                   87,409,638

                         DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement relating to the annual meeting of Stockholders to be held on July 26, 2000: Part III

PART I

ITEM 1.  BUSINESS

General

KEMET Corporation and its subsidiaries ("KEMET" or the "Company")is the world's largest manufacturer of solid tantalum capacitors and the world's fourth largest manufacturer of multilayer ceramic capacitors, based on net sales for the calendar year ending December 31, 1999. According to industry sources, tantalum and ceramic capacitors are the two fastest growing sectors of the United States capacitor industry. In fiscal year 2000, KEMET generated net sales of $822.1 million, up 45% from $565.6 million in fiscal year 1999. International sales accounted for approximately 50% of the net sales for fiscal year 2000. During fiscal year 2000, the Company shipped approximately
31.5 billion capacitors, comprised of approximately 35,000 different types of capacitors.

Capacitors are electronic components that store, filter and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors. Capacitors alter the relationship of currents and voltages in a given electrical system, filter or smooth out electrical signals where required, and retard signals of low frequencies while permitting signals of higher frequencies to pass with minimal attenuation. Different types of capacitors are distinguished based on dielectric material, configuration, capacitance level and tolerance, performance characteristics, marking and packaging. In addition, capacitors differ based on the method employed to attach them to the circuit board. Surface-mounting allows capacitors to be soldered directly to a circuit board, rather than having lead wires passed through holes to be soldered on the reverse side of a board.

A wide variety of electronic applications utilize KEMET capacitors. These applications include communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, and military and aerospace systems.

KEMET utilizes a direct sales force to market its capacitors to a diverse and growing number of OEMs, Electronic Manufacturing Service providers and electronics distributors. The Company's largest customers include Alcatel, Arrow Electronics, Compaq, Dell, Ford, General Motors, Hewlett-Packard, IBM, Intel, Lucent Technologies, Motorola, Nokia, Qualcomm, SCI Systems, Siemens, Solectron and TTI.

Since its divestiture from Union Carbide ("UCC") in December 1990, the Company has pursued one distinct vision: To establish a distinctive competence that differentiates KEMET as the unquestioned best-in-class supplier. The core values that support this vision are:

       Best trained and motivated people;

       Company-wide quality concept (as evidenced by ISO 9000 and QS-9000 registration at all of KEMET's facilities);

       An easy-to-buy-from philosophy (supported by the Company's direct sales force and executed by KEMET's key account teams);

       Lowest cost producer (by achieving significant production cost savings through the focused plant concept and the transfer to and expansion of manufacturing operations in Mexico where the Company can take advantage of lower overall costs); and

       Leading edge of technology (as evidenced by the Company's continued increase in expenditures for new product development and the design and development of new machinery and equipment).


Background of Company

KEMET's operations began in 1919 as a business of UCC to manufacture component parts for vacuum tubes. As vacuum tubes were gradually replaced by solid-state transistors, the Company changed its manufacturing focus from vacuum tube parts to tantalum capacitors, and later added ceramic capacitors to meet the expected need for capacitors in electronic circuit boards. The Company entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, the Company was the United States' market leader in tantalum capacitors, a position which it still holds in an industry consisting of four major tantalum capacitor manufacturers. In 1969, the Company began production of ceramic capacitors as one of approximately 35 United States manufacturers. Within five years, the Company was the second largest United States manufacturer of ceramic capacitors, a position which it still holds in a market consisting of five major capacitor manufacturers.

The current Company was formed in 1990 by certain members of the Company's current management, Citicorp Venture Capital, Ltd. ("CVC"), and other investors to acquire the outstanding common stock of KEMET Electronics Corporation from UCC.

Public Offerings and Recapitalization

In October 1992, the Company completed an initial public offering of its common stock and a related recapitalization to simplify its capital structure. In June 1993, the Company completed an additional public offering of common stock and used the net proceeds to reduce outstanding indebtedness.

On January 20, 2000, the Company sold 6,500,000 shares of its common stock in a public offering for $142.6 million in net cash proceeds after deducting underwriting fees and offering expenses. Included in the shares sold were 2,193,220 shares of non-voting common stock that were converted into common stock on a share-for-share basis. The net proceeds were used to repay outstanding debt under the Company's short-term credit facility and will be used to fund future capital expenditures.

Stock Splits

On September 6, 1995, the Board of Directors declared a two-for-one stock split whereby one additional common share, par value $.01, was issued for each common share outstanding to shareholders of record on September 13, 1995.

On May 15, 2000, the Company's Board of Directors declared a two-for-one stock split. The record date for the split was May 24, 2000, with distribution of the additional shares on June 1, 2000. All references in the consolidated financial statements to number of shares outstanding, price per share, per-share amounts and stock option plan data have been restated to reflect the split.

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

The Capacitor Industry

The Company estimates that worldwide capacitor consumption was approximately $16.4 billion in 1999, with tantalum and ceramic capacitors comprising approximately 40% of the market. According to industry sources, tantalum and ceramic capacitors accounted for approximately 59% of the $2.9 billion market for capacitors consumed in the United States in 1999 and constituted the two fastest growing sectors of the United States capacitor market.






Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the general demand for electronic products, which has been growing over the past several years. Growth in the electronics market and the corresponding growth in the capacitor market has been fueled by:
     the development of new products and applications, such as cellular phones, personal computers and electronic controls for engines and machinery;


     the increase in the electronic content of existing products, such as home appliances, medical equipment and automobiles; and

     the growth in the number of capacitors required in certain complex electronic products that use state-of-the-art microprocessors.

The capacitor industry has shifted its manufacturing focus from traditional leaded capacitors toward surface-mount capacitors in order to increase circuit board densities, decrease the size of electronic components and more highly automate production. Surface-mount capacitors are generally smaller than similar leaded capacitors and can be mounted on both sides of a circuit board. To meet the increased demand for surface-mount capacitors, the Company has invested $460.7 million in capital expenditures during the past five years with a substantial portion spent to expand surface-mount manufacturing.

Our Strategy

KEMET has used its position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of its customers. Key elements of the Company's strategy include the following business objectives:

Maintaining Long-Term Customer Relationships. KEMET continually seeks to maintain the number of business relationships that it has with leading OEMs and to increase the percentage of each OEM's requirements that the company supplies under these relationships. OEMs have moved toward long-term buying relationships with a limited number of capacitor manufacturers as a method to increase long-term quality and reduce the overall cost of acquiring component products. OEMs are demanding increased levels of service to provide ease of ordering, just-in-time delivery to multiple facilities, flexible scheduling, computerized paperless purchasing, specialized packaging and full breadth of product offerings. KEMET believes that it has responded to each of these customer needs and positioned the Company to capture a larger portion of OEMs' capacitor supply requirements. In addition, KEMET will continue to develop and expand preferred supplier relationships with its customers to ensure its ability to meet their rapidly changing demands. Preferred supplier or other similar long-term relationships with OEMs accounted for approximately 56% of KEMET's net sales for fiscal year 2000.

Providing Product Breadth and Service Flexibility. KEMET manufactures a full line of products with different specifications in order to respond to the needs of its customers. During fiscal year 2000, the Company manufactured approximately 31.5 billion capacitors, comprised of approximately 35,000 different types of capacitors, with types being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking and packaging.

KEMET believes that it is a market leader in reliable and timely delivery of capacitor products. As most OEMs have moved to just-in-time inventory management, the timeliness and reliability of shipments by their suppliers have become increasingly important. The Company has designed its manufacturing facilities and order entry system to respond quickly to customer needs and has invested over $10.0 million in an easy-to-buy-from order entry system. KEMET's order entry system provides on-line pricing, scheduled delivery dates and accurate inventory information and provides a direct link between the Company and its major distributors.






Manufacturing High-Quality Products. KEMET is a leader in an industry in which customers require high-quality standards and exacting product specifications. The Company emphasizes continuous product improvement and a company-wide commitment to quality. As a result, KEMET has received numerous quality awards from customers such as Advanced Technology Labs, Alcatel, AT&T, Ford, General Instrument, General Motors, Honeywell, Motorola, Rockwell International, Rolm Systems, Solectron, Sun Microsystems, Texas Instruments and 3M.

Investing in Surface-Mount Manufacturing Capacity. Demand for capacitors has evolved from leaded toward surface-mount capacitors, as KEMET's customers continue to increase circuit board densities and shift to more highly automated production techniques. The Company believes that by increasing surface-mount capacity to meet the demands of its OEM customers, it will increase sales in the growing surface-mount capacitor market. During the past five fiscal years, the Company has invested $460.7 million in capital expenditures, a substantial portion of which was spent to expand surface-mount manufacturing capacity. This has allowed the Company to increase its sales of surface-mount capacitors at a compound annual rate of 16% during such five-year period. KEMET currently operates at or near capacity at its surface-mount manufacturing facilities, and intends to make further capital investments in surface-mount manufacturing capacity in order to serve the growing needs of its customers. For fiscal year 2000, sales of surface-mount capacitors accounted for approximately 86% of the net sales, as compared to 81% for fiscal year 1999 and 77% for fiscal year 1998.

Improving Current Products and Developing New Products. KEMET's customers increasingly look for greater capacitance in smaller products. To respond to its customers' needs, the Company continues to develop smaller surface-mount capacitors in anticipation of continuing trends toward miniaturization of end products. KEMET believes it is a technology leader and continues to support a strong research and development program to meet the needs of its customers. The Company has also entered into technical alliances with NEC Corporation to produce KO-Caps (high-performance conductive polymer tantalum capacitors) and Showa Denko K.K. to produce solid conductive polymer aluminum surface-mount capacitors.

Remaining an Overall Low-cost Producer. KEMET's customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component manufacturers. The Company believes that it has achieved a leading position as an overall low-cost producer of capacitors. To maintain this position, it is constantly seeking to reduce materials and labor costs, develop cost-efficient manufacturing equipment and processes and design manufacturing plants for efficient production.

KEMET has been able to reduce the manufacturing cost of its products by increasing materials utilization efficiency and production yields. In addition, the Company has been successful at reducing assembly direct labor costs by locating plants in areas with relatively low-cost labor. KEMET capacitors have been assembled in Mexico for approximately 30 years.

KEMET has a dedicated engineering team who continue to develop faster and more efficient automated manufacturing, assembly, testing and packaging machines and processes. The Company has designed each of its manufacturing and assembly facilities to produce one product or a family of closely related products. KEMET's management believes that this focused approach to manufacturing allows each facility to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which lead to overall reduced costs.

Capacitors

Capacitors are electronic components consisting of conducting materials separated by a dielectric or insulating material (such as tantalum, ceramic, aluminum, film, paper or mica), which allow a capacitor to interrupt the flow of electrical current. They are divided between leaded and surface-mount capacitors, describing the method by which the capacitors are attached to the circuit board.

KEMET manufactures a full line of capacitors using two types of dielectrics, solid tantalum and multilayer ceramic. Most customers buy both tantalum and ceramic capacitors from the Company. KEMET manufactures these types of capacitors in many different sizes and configurations. The Company produces leaded capacitors, which are attached to a circuit board using lead wires, and surface-mount capacitors, which are attached directly to the circuit board without lead wires.

The choice of capacitor dielectric is driven by the engineering specifications and application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, size and cost. Tantalum and ceramic capacitors continue to be the preferred dielectrics in new design applications, as compared to capacitors made of other dielectrics. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and are best suited for applications requiring lower to medium capacitance values. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at higher capacitance values.

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

Leaded and Surface-Mount Capacitors

The Company manufactures both leaded and surface-mount capacitors. The capacitors are distinguished based on the method by which they are attached to the circuit board. Despite the differences in configuration between leaded and surface-mount capacitors, both types of capacitors rely on similar technology.

The manufacture of the internal capacitor element is the same whether it is ultimately incorporated into a leaded or surface-mount capacitor. Consequently, much of the know-how and some of the capital equipment required to produce these products is common. The primary distinction between leaded and surface-mount capacitors occurs in the assembly, testing and finishing stages, which utilize different equipment and processes. Surface-mount capacitors must be able to withstand temperatures up to 260 degrees Centigrade during circuit board assembly and are placed on circuit boards using high-speed automatic placement equipment. These requirements result in quality and process standards greater than those demanded for leaded components.

The Company believes it has taken advantage of the growth of the surface-mount capacitor market and is an industry leader in designing and marketing surface-mount capacitors. Demand has shifted from leaded to surface-mount capacitors because surface-mount capacitors are more commonly incorporated into new product designs which rely on higher density circuit boards. As a result, worldwide sales of leaded capacitors have been declining over the past five years and have been offset by an increase in worldwide sales of surface-mount capacitors. Consequently, although KEMET intends to make further capital investments in surface-mount manufacturing capacity to serve the growing needs of its customers, the Company's results of operations and growth prospects could be adversely affected in the event that the Company does not continue to increase its sales and production of surface-mount capacitors.
















The following table shows the respective percentages of the Company's sales of surface-mount capacitors and leaded capacitors for the fiscal years ended March 31, 2000, 1999 and 1998.

                                        Net Sales
                                  (dollars in millions)

                                Fiscal Years Ended March 31,

                     2000                  1999                   1998
                Sales   Percent       Sales   Percent        Sales    Percent


Surface-mount    $711.0     86%        $459.3     81%        $517.4     77%
Leaded            111.1     14%         106.3     19%         150.3     23%
                 ------    ----        ------     ---        ------    ----
Total            $822.1    100%        $565.6    100%        $667.7    100%
                 ======    ====        ======    ====        ======    ====

Markets and Customers

KEMET's products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military and aerospace industries. KEMET also sells an increasing number of its products to EMS providers, which also serve OEMs in these industries. The Company is not dependent on any one customer or group of related customers. One customer in fiscal years 2000, 1999 and 1998 accounted for over 10% of the Company's net sales. The Company's top 50 customers accounted for approximately 90% of the Company's net sales during fiscal year 2000. Preferred supplier and similar long-term relationships with OEMs accounted for approximately 56% of the Company's net sales in fiscal years 2000, 1999 and 1998.

The following table presents an overview of the diverse industries that incorporate the Company's capacitors into their products and the general nature of those products.

Industry              Products
--------              --------

Automotive            Audio systems, powertrain electronics, instrumentation,
                      airbag systems, anti-lock braking systems, electronic
                      engine controls, air conditioning controls and security
                      systems
Business Equipment    Copiers, point-of-sale terminals and typewriters,
Communications        cellular phones, modems, telephones, switching
                      equipment and relays
Computers             Personal computers, workstations, mainframes, computer
                      peripheral equipment, power supplies, disk drives,
                      printers and local area networks
Industrial            Electronic controls, measurement equipment,
                      instrumentation and medical electronics
Military/Aerospace    Avionics, radar, guidance systems and satellite
                      communications

KEMET produced less than 1% of its capacitors under military specification standards sold for both military and commercial uses during fiscal year 2000. The Company does not sell any of its capacitors directly to the U.S. government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs which produce products principally for the military and aerospace industries accounted for less than 3% of its net sales during fiscal year 2000. Certain of the Company's other customers may also purchase capacitors for products in the military and aerospace industries.







Sales and Distribution

KEMET's domestic sales, and most of its international sales, are made through the Company's direct sales and customer service employees. The Company's domestic sales staff is located in seven regional offices, eleven local offices and seven satellite offices. A substantial majority of the Company's international sales are made through seven local sales offices and nine satellite offices in Europe, six Far East locations, two Canadian locations, and one Mexican location. The Company also has independent sales representatives located in Argentina, Australia, Israel, Puerto Rico, South Africa, and South Korea.

KEMET markets and sells its products in its major markets with a direct sales force in contrast to its competitors which generally utilize independent commissioned representatives or a combination of representatives and direct sales employees. The Company believes its direct sales force creates a distinctive competence in the market place and has established an enviable relationship with its customers. With a global sales organization that is customer-based, KEMET's direct sales personnel from around the world serve on KEMET Key Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a unique blend of accountability and responsibility to specific customer locations, guided by an overall account strategy for each key customer.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 39%, 29%, and 32% of the Company's net sales in fiscal years 2000, 1999 and 1998, respectively. In fiscal year 2000, TTI, Inc., a distributor of passive components, accounted for more than 10% of net sales.

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

International Sales

During fiscal year 2000, the Company exported approximately $413.2 million of capacitors, representing approximately 50% of the Company's net sales. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company's capacitor market shares in European and Asian markets tend to be significantly lower than in the United States because some international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company's export sales are made to foreign operations of U.S. manufacturers. A portion of the Company's European sales are denominated in local currencies and the Euro; therefore, a significant appreciation of the U.S. dollar against such foreign currencies or the Euro would reduce the gross profit realized by the Company on its European sales as measured in U.S. dollars. Substantially all of the Company's European export shipments are made duty-paid, free delivery as required by local market conditions (see note 9 to Consolidated Financial Statements).

Inventory and Backlog

Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, cancellations have not been significant to date.

The backlog of outstanding orders for the Company's products was $354.2 million, and $50.6 million, at March 31, 2000 and 1999, respectively. The increase was primarily a result of extended industry lead times resulting in increased customer reserve capacity. The current backlog is expected to be filled during the next 12 months. Most of the orders in the Company's backlog may be canceled by its customers, in whole or in part, although some may be subject to penalty.

Competition

The market for tantalum and ceramic capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs and few import barriers. Competitive factors that influence the market for the Company's products include product quality, customer service, technical innovation, pricing and timely delivery. The Company believes that it competes favorably on the basis of each of these factors.

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

Although palladium is presently found primarily in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase its palladium requirements. Although the palladium required by the Company has generally been available in sufficient quantities, the limited number of palladium suppliers could lead to higher prices, and the inability of the Company to pass any increase on to its customers could have an adverse effect on the margin of those products in which the metal is used. The Company continues to take actions to minimize the impact of future palladium price increases on its profit margins.

Silver has generally been available in sufficient quantities, and the Company believes there are a sufficient number of suppliers from which the Company can purchase its silver requirements.

Patents and Trademarks

At March 31, 2000, the Company held 38 United States and 29 foreign patents and four United States and 62 foreign trademarks. The Company does not generally engage in licensing technology or products, whether as licensor or licensee. The Company believes that the success of its business is not materially dependent on the existence or duration of any patent, license or trademark, other than the name "KEMET." The Company's engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company's manufacturing facilities and reduce costs.

Research and Development

Research and Development expenses were $23.9 million for fiscal year 2000 compared to $21.1 million for fiscal year 1999. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company's products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

Environmental

The Company is subject to various Mexican and United States federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals used and generated in manufacturing electronic components. Based on the annual costs incurred by the Company over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect on the Company's capital expenditures, earnings or competitive position. The Company believes, however, that it is reasonably likely that the trend in environmental litigation and laws and regulations will continue to be toward stricter standards. Such changes in the law and regulations may require the Company to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on the Company's financial condition. See "Legal Proceedings" for a discussion of certain other environmental matters.

Employees

As of March 31, 2000, KEMET had approximately 14,200 employees, of whom approximately 4,000 were located in the United States, approximately 10,100 were located in Mexico, and the remainder were located in the Company's foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 7,700 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company's labor costs in Mexico are denominated in pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company's labor costs in Mexico.

ITEM 2.  PROPERTIES

KEMET is headquartered in Greenville, South Carolina, and has a total of 13 manufacturing plants located in the southeastern United States and Mexico. The manufacturing operations are in Greenville, Mauldin, Fountain Inn, and Greenwood, South Carolina; Shelby, North Carolina; Matamoros, Monterrey, and Ciudad Victoria, Mexico. The Company's existing manufacturing and assembly facilities have approximately 1.8 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under the program is afforded certain duty and tax preferences and incentives on products brought back into the United States. The Company has operated in Mexico since 1969 and approximately 71% of its employees are located in Mexico. The Company's Mexican facilities in Matamoros are located within five miles of Brownsville, Texas, with easy access for daily shipments of work-in-process and finished products. The Company also has manufacturing facilities in Monterrey which commenced operations in 1991 and were expanded by 130,000 square feet in fiscal year 1997. Also in 1997, the Company constructed and put in production a new manufacturing plant in Monterrey which comprises 240,000 square feet of space. In addition, during fiscal year 2000, the Company began production in a new 250,000 square foot manufacturing facility for tantalum capacitors in Ciudad Victoria, Mexico.





The Company's manufacturing processes and standards, including compliance with applicable environmental and worker safety laws and regulations, are essentially identical in the United States and Mexico. The Company's Mexican operations, like its United States operations, have won numerous quality awards from their customers.

Each of the Company's manufacturing and assembly facilities produces one product or a family of closely related products. Management believes that this focused approach to manufacturing allows each facility to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which leads to overall reduced costs.

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

The following table provides certain information regarding the Company's principal facilities:

                                                                     Date
                                                                 Constructed
                                                                  Acquired or
                                                                     First
                              Square   Type of    Description     Occupied by
Location                      Footage  Interest   of Use            Company
------------------------------------------------------------------------------
Greenville, South Carolina    359,015  Owned  Manufacturing/Headquarters  1963

Monterrey, Mexico (1)         268,500  Owned  Manufacturing               1991

Monterrey, Mexico             240,000  Owned  Manufacturing               1996

Matamoros, Mexico (2)         209,928  Owned  Manufacturing               1977

Ciudad Victoria, Mexico       160,000  Owned  Manufacturing               1999

Fountain Inn, South Carolina  138,522  Owned  Manufacturing               1985

Shelby, North Carolina        115,266  Owned  Manufacturing               1982

Mauldin, South Carolina       109,696  Owned  Manufacturing               1971

Greenwood, South Carolina     108,210  Owned  Manufacturing               1981

Matamoros, Mexico              51,257  Owned  Manufacturing               1985

Mauldin, South Carolina        80,000  Leased Distribution/Storage        1976

Brownsville, Texas             60,000  Leased Shipping/Distribution       1992


(1) Includes two separate manufacturing facilities.
(2) Includes three separate manufacturing facilities.










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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company's quarter ended March 31, 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
As of December 9, 1999, the Company's Common Stock began trading on the New York Stock Exchange under the symbol KEM. Prior to that date, the Common Stock was traded on the Nasdaq Stock Market under the symbol KMET. At the close of business on June 7, 2000, there were approximately 895 holders of record of the Company's Common Stock. The following table represents the high and low sale prices of the Common Stock as reported by the appropriate exchange for the periods indicated:

                              Fiscal 2000               Fiscal 1999
                          -------------------       --------------------
                            High        Low           High        Low

        First Quarter      $11.63      $ 5.72        $10.00      $ 6.50
        Second Quarter      16.50       10.57          7.25        4.38
        Third Quarter       22.69       13.19          7.91        4.57
        Fourth Quarter      40.00       16.00          6.97        4.94





The Company has not declared or paid any cash dividends on its Common Stock since the initial public offering in October 1992. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of the Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" contained in this Form 10-K for fiscal year 2000.




ITEM 6.  SELECTED FINANCIAL DATA


                                     Years Ended March 31,
Dollars in Thousands ----------------------------------------------------------
Except Per Share Data     2000        1999        1998        1997        1996
-------------------------------------------------------------------------------
Income Statement Data:
Net sales              $822,095    $565,569    $667,721    $555,319    $634,171
Operating income        124,315      22,604      82,202      62,415     120,430
Interest income          (2,079)          -           -           -           -
Interest expense          9,135       9,287       7,305       5,709       4,938
Net earnings           $ 70,119     $ 6,150    $ 49,190    $ 37,169    $ 65,198
-------------------------------------------------------------------------------
Per Common Share Data:
Net earnings per common
 share-diluted            $0.85       $0.08       $0.62       $0.47       $0.83
Net earnings per common
 share-basic              $0.87       $0.08       $0.63       $0.48       $0.85
Weighted average shares
 shares outstanding:
   -diluted          82,411,634  79,027,860  78,854,328  78,553,356  78,278,962
   -basic            80,650,376  78,441,440  78,146,444  77,474,320  76,531,356
-------------------------------------------------------------------------------
Balance Sheet Data:
Total assets           $927,256    $663,690    $642,109    $543,244    $489,828
Working capital         260,154      90,371      48,772      63,068      33,008
Long-term debt          100,000     144,000     104,000     102,900      78,072
Stockholders' equity    547,456     313,674     306,260     252,123     211,940
-------------------------------------------------------------------------------
Other Data:
Cash flow from
 operating activities  $177,717    $ 20,818    $ 88,153    $ 55,818    $109,989
Capital expenditures     82,009      59,047     114,516      84,755     120,328
Research and development 23,918      21,132      23,766      20,753      18,426
-------------------------------------------------------------------------------


/Table>


















ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Comparison of Fiscal Year 2000 to Fiscal Year 1999

Net sales for fiscal year 2000 were $822.1 million which represents a 45% increase from fiscal year 1999 net sales of $565.6 million. The increase in net sales was attributed to the strong growth in demand for electronic products such as computers and peripherals, cell phones, and automotive electrical systems. This growth in demand led to increased unit volume and an improvement in the pricing environment as average selling prices increased from their previously depressed levels. Demand for surface-mount capacitors contributed to the growth as net sales increased 55% to $711.0 million for fiscal year 2000. The Company experienced growth in both domestic and export markets as domestic sales increased 39% and export sales increased 52%, partially due to the recovery of the Asian economy.

Cost of sales, exclusive of depreciation, for the year ended March 31, 2000, was $569.7 million as compared to $428.4 million for the year ended March 31, 1999. As a percentage of net sales, cost of sales, exclusive of depreciation, for fiscal year 2000 was 69% as compared to 76% for fiscal year 1999. The decrease in cost of sales as a percentage of net sales was attributed to higher sales in fiscal year 2000, gains from manufacturing efficiencies due to higher unit volume, and the results of the Company's cost reduction programs such as reduced palladium usage in ceramic capacitors.

Selling, general and administrative expenses for the year ended March 31, 2000, were $48.5 million, or 6% of net sales, as compared to $46.6 million, or 8% of net sales for the year ended March 31, 1999. The decrease in selling, general, and administrative expenses as a percentage of sales is primarily due to the impact of higher sales volume and increased average selling prices.

Research, development and engineering expenses were $23.9 million for fiscal year 2000 compared to $21.1 million for fiscal year 1999. These costs reflect the Company's continuing commitment to the development and introduction of new products, along with the improvement of product performance and production efficiencies.

Depreciation and amortization for fiscal year 2000 was $55.7 million, an increase of $8.8 million, or 19%, from $46.9 million for fiscal year 1999.
The increase resulted primarily from depreciation expense associated with increased capital expenditures during the current and prior fiscal years.

Operating income was $124.3 million for fiscal year 2000 compared to $22.6 million for fiscal year 1999. The increase in operating income resulted primarily from the increase in net sales and improvements in cost of sales as discussed above.

Income tax expense for fiscal year 2000 was 34% of net earnings before income taxes. The decrease from the federal statutory rate of 35% is primarily the result of increased foreign sales corporation benefits and lower state tax expense.

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







Cost of sales, exclusive of depreciation, for the year ended March 31, 1999, was $428.4 million as compared to $463.6 million for the year ended March 31, 1998. As a percentage of net sales, cost of sales, exclusive of depreciation, for fiscal year 1999 was 76% as compared to 69% for fiscal year 1998. The increase in cost of sales as a percentage of net sales was attributable to the decline in net sales from fiscal year 1998 and the higher cost of palladium during the year. To offset the rising cost of palladium, the Company has been taking action to reduce palladium usage in traditional ceramic capacitors and replace high-priced palladium with a less expensive metal in some new ceramic products. Also, in an effort to improve profit margins, the Company announced a workforce reduction of approximately 1,000 employees and 450 contract personnel in the U.S. and Mexico, and a deferral of all wage and salary increases and bonuses.

Selling, general and administrative expenses for the year ended March 31, 1999, were $46.6 million, or 8% of net sales, as compared to $48.8 million, or 7% of net sales, for the year ended March 31, 1998. The increase in selling, general, and administrative expenses as a percentage of sales is primarily due to the impact of lower sales volume.

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


Quarterly Results of Operations

The following table sets forth certain quarterly information for the years ended March 31, 2000 and 1999. This information is unaudited and has not been reviewed by the Company's independent auditors in accordance with standards established by the American Institute of Certified Public Accountants but, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial
Statements and notes thereto included elsewhere herein



                                            Fiscal Year ended March 31, 2000

Dollars in Thousands
except Per Share              First         Second          Third           Fourth
Data                          Quarter       Quarter         Quarter         Quarter        Total
-----------------------------------------------------------------------------------------------------
     Net sales                $162,649      $  186,187      $  215,139      $  258,120     $  822,095
     Gross profit
       (exclusive of
       depreciation)(1)         39,665          49,794          65,501          97,429        252,389
     Net earnings             $  4,694      $    9,199      $   18,160      $   38,066     $   70,119
     Net earnings per
      common share(basic)        $0.06           $0.12           $0.23           $0.44          $0.87
     Net earnings per
      common share(diluted)      $0.06           $0.11           $0.22           $0.44          $0.85
     Weighted average
      shares outstanding
      (basic)               78,571,116      78,822,996      79,713,170      85,554,814     80,650,376
     Weighted average
      shares outstanding
      (diluted)             79,778,122      80,614,798      81,199,048      87,379,088     82,411,634



                                        Fiscal Year ended March 31, 1999
Dollars in Thousands
Thousands except              First         Second          Third           Fourth
Per Share Data                Quarter       Quarter         Quarter         Quarter        Total
-----------------------------------------------------------------------------------------------------

     Net sales                $142,471      $137,733        $141,914        $143,451       $565,569
     Gross profit
       (exclusive of
       depreciation)(1)         35,205        32,184          35,050          34,721        137,160
     Net earnings             $  1,497      $    426        $  1,851        $  2,376       $  6,150
     Net earnings per
      common share(basic)        $0.02         $0.01           $0.02           $0.03          $0.08
     Net earnings per
      common share(diluted)      $0.02         $0.01           $0.02           $0.03          $0.08
     Weighted average
      shares outstanding
      (basic)               76,370,764    78,407,212      78,440,734      78,497,910     78,441,440
     Weighted average
      shares outstanding
      (diluted)             78,780,092    78,696,668      78,737,954      78,844,440     79,027,860


(1) Gross profit (exclusive of depreciation) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, product mix, the timing and expense of moving product lines to lower cost locations, and the relative mix of sales between distributors and original equipment manufacturers.

</Table

Liquidity and Capital Resources

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The
Company intends to satisfy its liquidity requirements primarily with funds provided by operations and borrowings under its bank credit facilities.

During fiscal year 2000, the Company generated $177.7 million in net cash from operating activities as compared to $20.8 million in fiscal year 1999. The increase in cash flow from operating activities was primarily a result of the increase in net income and the timing of cash flows from current assets and liabilities, such as accounts receivable, inventory, accounts payable, accrued liabilities and income taxes payable.

The Company invested $82.0 million in capital expenditures in fiscal year 2000, and expects to invest approximately $200.0 million in fiscal year 2001. The fiscal year 2000 capital was primarily invested in surface-mount manufacturing capacity. In fiscal year 2000, the Company began production in a new tantalum manufacturing facility in Ciudad Victoria, Mexico. The new facility will produce tantalum capacitors to meet the ever-growing demand for the Company's tantalum surface-mount products.

The Company is subject to restrictive covenants which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt, cash flows, and net worth.
At March 31, 2000, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

During fiscal year 2000, the Company's long-term debt decreased $44.0 million, as the Company reduced their indebtedness with the proceeds from the January 2000
Secondary Offering. At March 31, 2000, the Company had unused availability under its revolving credit facility and its swingline credit facility of $150.0 million and $10.0 million, respectively.

On January 20, 2000, the Company sold 6,500,000 shares of its common stock in a public offering for $142.6 million in net cash proceeds after deducting underwriting fees and offering expenses. Included in the shares sold were 2,193,220 shares of non-voting common stock that were converted into common stock on a share-for-share basis. The net proceeds were used to repay outstanding debt under the Company's short-term credit facility and will be used to fund future capital expenditures.

Additional liquidity is generated by the Company through its accounts receivable discounting arrangements. For the past several years, KEMET Electronics, S.A., a wholly-owned subsidiary of the Company, has been a party to accounts receivable discounting agreements with both Swiss Bank Corporation and Union Bank of Switzerland. As a result of the merger of these two entities in 1998, KEMET
Electronics, S.A., entered into a single replacement discounting agreement with UBS AG on November 19, 1998, which allows for the sale of up to $80.0 million of accounts receivable at any one time outstanding at a discount rate of .60% above
LIBOR.

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. These Senior Notes have a final maturity date of May 4, 2010, with required principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Senior Notes were used to repay existing indebtedness and for general corporate purposes.

The Company presently has a total of eight manufacturing facilities in Matamoros, Monterrey, and Ciudad Victoria, Mexico, with approximately 71% of the Company's employees located there. In fiscal year 2000, the volatility of the Mexican peso did not have a material impact on the Company's performance.

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

Adoption of Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of
Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company is required to adopt this standard by the first quarter of 2002.  The
Company has not yet assessed the impact this standard will have on the financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments the Company holds at the time of adoption.

Safe Harbor Statement

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1996. Many of the following important factors discussed below have been discussed in the Company's prior SEC filings.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET's actual results and could cause KEMET's actual consolidated results for the first quarter of fiscal year 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

A moderating growth rate in end-use products which incorporate the Company's products and the effects of a down-turn in the general economy or in general business conditions;

Underutilization of KEMET's plants and factories, or of any plant expansion or new plants, including, but not limited to, those in Mexico, resulting in production inefficiencies and higher costs; start-up expenses, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new plants and expansions; capacity constraints that could limit the ability to continue to meet rising demand for surface-mount capacitors;

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



The amount and rate of growth in the Company's selling, general and administrative expenses, and the impact of unusual items resulting from KEMET's ongoing evaluation of its business strategies, asset valuations, and organizational structure;

The acquisition of fixed assets and other assets, including inventories and receivables; the making or incurring of any expenditures and expenses including, but not limited to, depreciation and research and development expenses; any revaluation of assets or related expenses; and the amount of and any changes to tax rates;

The effect of any changes in trade, monetary and fiscal policies, laws, and regulations; other activities of governments, agencies, and similar organizations; social and economic conditions, such as trade restrictions or prohibitions, inflation, and monetary fluctuations; import and other charges or taxes; the ability or inability of KEMET to obtain, or hedge against, foreign currency; foreign exchange rates and fluctuations in those rates, particularly a strengthening of the U.S. dollar; nationalization; unstable governments and legal systems; intergovernmental disputes; the costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); settlements, investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; adoptions of new or changes in accounting policies and practices and the application of such policies and practices; the effects of changes within KEMET's organization, particularly at the executive officer level, or in compensation and benefit plans; the amount, type and cost of the financing which the Company has and any changes to that financing; the effects of severe weather on KEMET's operations, including disruptions at manufacturing facilities; the effects of a disruption in KEMET's computerized ordering systems; and the effects of a disruption in KEMET's communications systems.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company's debt financing alternatives include a revolving Credit Agreement which is priced on a floating rate basis at a spread over U.S. dollar LIBOR.
Accordingly, any movement in U.S. dollar LIBOR would impact the Company's interest expense, except for the fact that the outstanding balance under this facility at March 31, 2000, was $0. The Company has not historically used interest rate swaps, interest rate caps, or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt.

Foreign Currency Exchange Rate Risk

A portion of the Company's sales to its customers in Europe are denominated in local European currencies, thereby creating an exposure to foreign currency exchange rate risk. Also, a portion of the Company's cost in its Mexican operations are denominated in Mexican pesos creating an exposure to exchange rate risk. In order to minimize its exposure to such risk, the Company will periodically enter into forward foreign exchange contracts in which the net long or short position in a local European currency or Mexico peso is hedged against the U.S. dollar.

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

Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. Currently the Company uses forward contracts and spot buys to secure the acquisition of palladium and manage the price volatility in the market. There has been a dramatic increase in the price of palladium attributed to delays from the Russian supply of the metal which has caused the price to fluctuate between $284 and $770 per troy ounce. As a result, the Company is aggressively pursuing ways to reduce palladium usage in ceramic capacitors and minimize the price risk.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.





































PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES OF THE
          REGISTRANT


                                                                   Years with
Name                    Age               Position                 Company (1)
------------------------------------------------------------------------------

David E. Maguire          65  Chairman, Chief Executive Officer and Director 41

Charles M. Culbertson II  51  President and Chief Operating Officer          20

Glenn H. Spears           61  Executive Vice President and Secretary         22

Harris L. Crowley, Jr.    50  Senior Vice President, Technology
                                and Engineering                              25

D. Ray Cash               51  Senior Vice President of Administration,
                                Treasurer and Assistant Secretary            30

William W. Johnson        48  Vice President, Sales Worldwide                 8

Raymond L. Beck, Jr.      50  Vice President, Quality and Marketing          29

C. Ross Patterson, Jr.    44  Vice President and Chief Information Officer    2

Larry W. Sheppard         56  Vice President, Human Resources                30

James A. Bruorton III     51  Vice President, Worldwide Distribution         27

Eugene J. DiCianni        50  Vice President, Sales, Americas                25

Derek Payne               63  Vice President/Managing Director, Europe       24

Ravi G. Sastry            40  Vice President/Managing Director, Asia         16

James P. McClintock       44  Vice President, U.S. Ceramic Operations        21

Manuel A. Cappella        52  Vice President/Managing Director, Mexico,
                                Tantalum                                     28

E. Thomas Coyle, Jr.      52  Vice President/Managing Director, Mexico,
                                Ceramic                                      23

Dr. Larry A. Mann         43  Vice President, Ceramic Technology             11

Dr. Daniel F. Persico     45  Vice President, Tantalum Technology             3

Charles E. Volpe          62  Director                                       32

Stewart A. Kohl           44  Director                                        -

E. Erwin Maddrey, II      59  Director                                        -

Paul C. Schorr IV         33  Director                                        -

(1) Includes service with UCC.

</Table

The Board of Directors of the Company is divided into three classes, as nearly equal in number as possible, having terms expiring at the annual meeting of the Company's stockholders for 2000, comprised of Messrs. Volpe and Schorr and 2001, Messrs. Maguire and Kohl, and 2002, Mr. Maddrey. At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting are elected to serve for three-year terms and until their successors are elected and qualified. The directors, other than directors that are employed by the Company or Citicorp Venture Capital, Ltd.
(CVC) and its affiliates, are entitled to an annual directors' fee of $20,000.
Directors that are employed by CVC or its affiliates are entitled to an annual directors' fee of $8,000, and directors that are employed by the Company are not entitled to an annual directors' fee. All directors are reimbursed for out-of-pocket expense incurred in connection with attending meetings.

Directors and Executive Officers

David E. Maguire, Chairman, Chief Executive Officer and Director, has served as Chairman since August 1992. Mr. Maguire served as Chief Executive Officer,
President, and Director from November 1997 until June 1999, and from December
1990 until October 1996.  Mr. Maguire also served as Chairman, President and
Chief Executive Officer of KEMET Electronics Corporation, a wholly owned subsidiary, since April 1987. From January 1959 until April 1987, Mr. Maguire served in a number of capacities with the KEMET capacitor business of Union
Carbide, most recently as Vice President from June 1978 until April 1987.

Charles M. Culbertson II, President and Chief Operating Officer, was named such in June 1999. Mr. Culbertson had been Senior Vice President and General
Manager, Tantalum, since November 1997 and had been Vice President and General
Manager of Tantalum Surface-Mount Capacitors since January 1996.  Since June
1980, Mr. Culbertson has served in a number of engineering and management positions in the Company.

Glenn H. Spears, Executive Vice President and Secretary, was named such in
October 1999.  Mr. Spears had been Senior Vice President and Secretary since
October 1992.  Mr. Spears had been Vice President and Secretary since December
1990 and had also served as Vice President and Secretary of KEMET Electronics since April 1987. From June 1977 until April 1987, Mr. Spears served in a number of managerial capacities with the KEMET capacitor business of Union
Carbide, including Director of Human Resources and Plant Manager.

Harris L. Crowley, Jr., Senior Vice President, Technology and Engineering, was named such in June 1999. Mr. Crowley had been Senior Vice President and
General Manager, Ceramics, since November 1997. Prior thereto, Mr. Crowley had been Vice President and General Manager of Ceramic Capacitors since
January 1996, Vice President and General Manager of Ceramic Surface-Mount
Capacitors since September 1993, and Vice President of Product Marketing
(Ceramics) since October 1992. Prior to that time, Mr. Crowley had been Product Marketing Manager (Ceramics) for the Company since December 1990, and had served KEMET Electronics in that same capacity since April 1987.

D. Ray Cash, Senior Vice President of Administration, Treasurer and Assistant
Secretary, was named such in April 1997. Mr. Cash had been Vice President of Administration since December 1990. Mr. Cash had also served as Vice
President of Administration for KEMET Electronics since April 1987. Prior thereto, Mr. Cash had served in a number of different capacities with the KEMET capacitor business of Union Carbide, most recently as Director of Administration. Mr. Cash also serves on the Board of Directors of Specialty
Electronics, Inc.

Charles E. Volpe, Director, was named such in December 1990. Mr. Volpe also served as Executive Vice President and Chief Operating Officer, and most recently served as President and Chief Operating Officer from October 1995 until his retirement on March 31, 1996. Mr. Volpe served as a Vice President from March 1996 until July 1997. Mr. Volpe had also served as Executive Vice
President and Director of KEMET Electronics since April 1987.  From August
1966 until April 1987, Mr. Volpe served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as General Manager.
Mr. Volpe is also a director of Trend Technologies, Inc., and Encad Inc.



Stewart A. Kohl, Director, was named such in May 1992.  Mr. Kohl has been a
Managing General Partner in The Riverside Company, an investment company, since October 1993. Mr. Kohl was previously a vice President of Citicorp
North America, Inc., and had been employed by various subsidiaries of Citicorp
North America, Inc., since 1988. Mr. Kohl also serves on the board of directors of Agri-Max, Inc., Hudson Sharp Machine Company, Porcelain Products
Company, Shore Bank and Trust Company and Trend Technologies, Inc.

E. Erwin Maddrey, II, Director, was named such in May 1992. Mr. Maddrey has been President, Chief Executive Officer and a director of Delta Woodside
Industries, Inc., a textile manufacturer, and its predecessors since 1984.
Prior thereto, Mr. Maddrey served as President and Chief Operating Officer and director of Riegel Textile Corporation. Mr. Maddrey also serves on the board of directors of Blue Cross of South Carolina and Renfro Corp.

Paul C. Schorr IV, Director, was unanimously elected by members of the Board of Directors on April 21, 1998. Mr. Schorr is a Vice President of Citicorp
Venture Capital, Ltd., a subsidiary of Citibank.  Mr. Schorr joined Citicorp
Venture Capital, Ltd. in 1996. Mr. Schorr was previously a manager for McKinsey and Company, Inc., a management consulting company, since 1993. Mr.
Schorr also serves on the boards of Inland Resources Company, Inc., Sybron
Chemicals, Inc., and Fairchild Semi-Conductors Company, Inc.

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

Raymond L. Beck Jr., Vice President, Quality and Marketing, was named such in
November 1997.  Prior to that time, Mr. Beck had been Vice President of
Ceramic Product Management since January 1995. Mr. Beck has served in various sales and marketing positions including Regional Sales Manager and Ceramic
Surface-Mount Capacitor Product Manager with Union Carbide and KEMET since
October 1971.

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

Larry W. Sheppard, Vice President, Human Resources, was named such in January
1995. Mr. Sheppard has served in various employee relations capacities with Union Carbide and KEMET in Greenville, SC, and Columbus, GA, since December
1969.

James A. Bruorton, III, Vice President, Worldwide Distribution, was named such in July 1996. Mr. Bruorton has served in various sales and marketing capacities with Union Carbide and KEMET since September 1973.

Eugene J. DiCianni, Vice-President, Sales, Americas, was named such in
December 1997.  Mr. DiCianni has served in various sales capacities with Union
Carbide and KEMET since August 1975.

Derek Payne, Vice President/Managing Director, Europe, was named such in
August 1995. Mr. Payne has been Managing Director for KEMET Electronics S.A., a wholly-owned subsidiary of KEMET Electronics Corporation, located in Geneva, Switzerland, since April 1988. Prior thereto, Mr. Payne held various sales and marketing positions with Union Carbide and KEMET Electronics since March
1977.

Ravi G. Sastry, Vice President/Managing Director, Asia, was named such in
December 1997. Mr. Sastry has served in various sales, marketing, and manufacturing capacities with Union Carbide and KEMET since August 1983.
James P. McClintock, Vice President of U.S. Ceramic Operations, was named such in June 1999. Prior to that, Mr. McClintock was Vice President, Tantalum.
Mr. McClintock has served in various engineering and manufacturing capacities with Union Carbide and KEMET since January 1979.

Manuel A. Cappella, Vice President/Managing Director, Mexico, Tantalum, was named such in April 1997. Mr. Cappella has served in various engineering and manufacturing capacities for Union Carbide and KEMET since January 1977.
Prior thereto, Mr. Cappella held various engineering positions with Union
Carbide in South America beginning in March 1972.

E. Thomas Coyle, Jr., Vice President/Managing Director, Mexico, Ceramics, was named such in September 1998. Mr. Coyle has served in various engineering and manufacturing capacities with UCC and KEMET since May 1976.

Dr. Larry A. Mann, Vice President, Ceramic Technology, was named such in June
1999.  Dr Mann had been Director of Ceramic Technology since June 1995.

Dr. Daniel F. Persico, Vice President, Tantalum Technology, was named such in
June 1999.  Dr. Persico had been Director of Tantalum Technology since
November 1997.

Board and Committee Meetings

The Board of Directors held four meetings (exclusive of committee meetings) during fiscal year 2000. Each current director attended at least 75% of the number of meetings held during fiscal year 2000 of the Board of Directors and all committees on which such director served. The Board of Directors has established the following committees, the functions and current members of which are noted below.

Executive Committee
The Executive Committee of the Board of Directors consists of Messrs. Maguire,
Volpe and Kohl. The Executive Committee exercises the powers of the Board of Directors during intervals between Board meetings and acts as an advisory body to the Board by reviewing various matters prior to their submission to the Board. The Executive Committee met one time during fiscal year 2000.

Compensation Committee
The Compensation Committee of the Board of Directors consists of Messrs.
Schorr, Kohl and Maddrey. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of the Company's executive officers and key employees and grants all options to purchase common stock. The Compensation Committee met three times during fiscal year 2000.

Audit Committee
The Audit Committee of the Board of Directors consists of Messrs. Schorr, Kohl and Maddrey. The Audit Committee, among other duties, reviews the Company's internal and external financial reporting, reviews the scope of independent audits and considers comments by auditors regarding internal controls and accounting procedures and management's response to those comments. The Audit
Committee met three times during fiscal year 2000. In fiscal year 2000, the Audit Committee adopted a Charter in compliance with various regulatory requirements.

The Company does not have a standing nominating committee.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 26, 2000. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 26, 2000, is not incorporated herein by reference.







ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 26, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 26, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The following financial statements are filed as a part of this report:

Independent Auditors' Report
Consolidated Financial Statements:
  Consolidated Balance Sheets as of March 31, 2000 and 1999
  Consolidated Statements of Earnings for the years ended March 31, 2000, 1999 and 1998
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for
    the years ended March 31, 2000, 1999, and 1998
  Consolidated Statements of Cash Flows for the years ended March 31, 2000,
    1999, and 1998
  Notes to Consolidated Financial Statements

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

10.1   Fifth Amendment to Credit Agreement among KEMET Corporation, Wachovia
Bank, N.A. as agent, and the Banks named in the Credit Agreement dated as of the 30th day of August 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.1   Sixth Amendment to Credit Agreement among KEMET Corporation, Wachovia
Bank, N.A. as agent, and the Banks named in the Credit Agreement dated as of the 30th day of August 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
1999).

(b)  Reports on Form 8-K.

On July 1, 1999, Form 8-K was filed by the Company announcing that Charles M.
Culbertson II had been named President and Chief Operating Officer of the Company. The Company also announced additional organizational changes.

No reports were filed on Form 8-K during the fiscal quarter ended March 31, 2000.



                            Independent Auditors' Report




The Board of Directors
KEMET Corporation:


We have audited the accompanying consolidated balance sheets of KEMET
Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended
March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET
Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





Greenville, South Carolina                             KPMG LLP
April 24, 2000, except as to note 17,
which is dated as of May 15, 2000






























                          KEMET CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                               March 31, 2000 and 1999
                       Dollars in Thousands Except Per Share Data

                                                               March 31,
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 75,735      $ 3,914
  Short-term investments (note 15)                        123,687            -
  Accounts receivable, net (notes 10 and 11)               94,127       57,784
  Inventories:
     Raw materials and supplies                            53,532       45,288
     Work in process                                       58,220       52,225
     Finished goods                                        19,207       28,306
                                                        ---------    ---------
  Total inventories                                       130,959      125,819
  Prepaid expenses and other current assets                 4,688        2,951
  Income taxes receivable (note 7)                              -        1,855
  Deferred income taxes (note 7)                           20,099       10,899
                                                        ---------    ---------
Total current assets                                      449,295      203,222
Property and equipment, net (note 11)                     423,399      406,735
Intangible assets, net (note 2)                            46,198       46,268
Other assets                                                8,364        7,465
                                                        ---------    ---------
          Total assets                                   $927,256     $663,690
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 3)        $      -     $ 20,000
  Accounts payable, trade (note 10)                       123,708       64,750
  Accrued expenses (notes 5 and 11)                        42,045       28,101
  Income taxes payable(note 7)                             23,388            -
                                                        ---------    ---------
Total current liabilities                                 189,141      112,851
Long-term debt, excluding
  current installments (note 3)                           100,000      144,000
Other non-current obligations (note 4)                     54,757       69,394
Deferred income taxes (note 7)                             35,902       23,771
                                                        ---------    ---------
          Total liabilities                               379,800      350,016

Stockholders' equity (notes 8, 16 and 17):
  Common stock, par value $.01, authorized
    100,000,000 shares, issued and outstanding
    87,025,908 and 76,316,580 shares at
    March 31, 2000 and 1999, respectively                     870          763
  Non-voting common stock, par value $.01,
    authorized 12,000,000 shares, issued and
    outstanding -0- and 2,193,220 at March 31, 2000
     and 1999, respectively                                     -           22
  Additional paid-in capital                              308,724      145,090
  Retained earnings                                       237,846      167,727
  Accumulated other comprehensive income                       16           72
                                                        ---------    ---------
          Total stockholders' equity                      547,456      313,674
                                                        ---------    ---------
Contingencies and commitments (notes 10 and 12)
  Total liabilities and stockholders' equity             $927,256     $663,690
                                                        =========    =========

         See accompanying notes to consolidated financial statements.

                          KEMET CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Earnings
                        Dollars in Thousands Except Per Share Data



                                                  Years ended March 31,
                                           ----------------------------------
                                             2000          1999        1998
                                           --------      --------    ---------
Net sales                                  $822,095      $565,569    $667,721

Operating costs and expenses:
  Cost of goods sold, exclusive of
    depreciation                            569,706       428,409     463,644
  Selling, general and administrative
    expenses                                 48,457        46,552      48,751
  Research and development                   23,918        21,132      23,766
  Depreciation and amortization              55,699        46,872      38,858
  Restructuring charge (note 13)                   -             -     10,500
                                           --------      --------    --------
         Total operating costs and expenses    697,780       542,965     585,519
                                           --------      --------    --------
         Operating income                      124,315        22,604      82,202

Other income and expense:
  Interest income                            (2,079)            -           -
  Interest expense (note 7)                   9,135         9,287       7,305
  Other (note 11)                            11,695         4,273       4,063
                                           --------      --------    --------
      Earnings before income taxes          105,564         9,044      70,834

Income tax expense (note 7)                  35,445         2,894      21,644
                                           --------      --------    --------
            Net earnings                   $ 70,119      $  6,150    $ 49,190
                                           ========      ========    ========


Net earnings per share (notes 14 and 17):
   Basic                                      $0.87        $0.08        $0.63
   Diluted                                    $0.85        $0.08        $0.62


Weighted-average shares outstanding:
   Basic                                 80,650,376   78,441,440   78,146,444
   Diluted                               82,411,634   79,027,860   78,854,328


See accompanying notes to consolidated financial statements.


                           KEMET CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                    Dollars in Thousands

                                                                                                       Accumulated    Total
                                                                               Additional                Other        Stock-
                                                   ------Common Stock------    Paid-in      Retained   Comprehensive  holders'
                                                     Shares         Amount     Capital      Earnings      Income      Equity
----------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997                       77,627,242   $776     $138,964   $112,387    $(4)      $252,123

Comprehensive income:
  Net earnings                                           -      -            -     49,190      -         49,190
  Foreign currency translation loss                      -      -            -          -     (4)            (4)
Total comprehensive income                               -      -            -          -      -         49,186
Exercise of stock options (note 8)                 591,380      6        1,886          -      -          1,892
Tax benefit on exercise of stock options                 -      -        1,928          -      -          1,928
Purchases of stock by Employee Savings Plan        102,736      1        1,130          -      -          1,131
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                       78,321,358    783      143,908    161,577     (8)       306,260

Comprehensive income:
  Net earnings                                           -      -            -      6,150      -          6,150
  Foreign currency translation gain                      -      -            -          -     80             80
Total comprehensive income                               -      -            -          -      -          6,230
Exercise of stock options(note 8)                   53,120      -          164          -      -            164
Tax benefit on exercise of stock options                 -      -           72          -      -             72
Purchases of stock by Employee Savings Plan        135,322      2          946          -      -            948
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                       78,509,800    785      145,090    167,727     72        313,674

Comprehensive income:
  Net earnings                                           -      -            -     70,119      -         70,119
  Foreign currency translation loss                      -      -            -          -    (56)           (56)
Total comprehensive income                               -      -            -          -      -         70,063
Exercise of stock options (note 8)               1,944,260     20       11,052          -      -         11,072
Tax benefit on exercise of stock options                 -      -        9,315          -      -          9,315
Purchases of stock by Employee Savings Plan         71,848      -          724          -      -            724
Secondary offering (note 16)                     6,500,000     65      142,543          -      -        142,608
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                       87,025,908   $870     $308,724   $237,846    $16       $547,456





See accompanying notes to consolidated financial statements.


                          KEMET CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                               Dollars in Thousands

                                                   Years ended March 31,
                                            ----------------------------------
                                               2000         1999        1998
                                            ---------    ---------   ---------
Sources (uses) of cash:
Operating activities:
  Net earnings                              $ 70,119     $  6,150     $ 49,190
  Adjustments to reconcile net earnings
   to net cash from operating activities:
      Depreciation and amortization           55,699       46,873       38,943
      Postretirement and unfunded
        pension                              (14,586)        (236)       1,107
      Loss on sale and disposal of
        equipment                             11,579          985        3,145
      Deferred income taxes                    2,931        9,997        2,686
      Changes in other non-current
        assets and liabilities                (2,950)        (782)      (2,363)
  Changes in assets and liabilities:
      Accounts receivable                    (38,025)       4,256       (6,852)
      Inventories                             (5,140)     (11,136)     (17,314)
      Prepaid expenses                           (55)         (36)        (513)
      Accounts payable, trade                 58,958      (23,961)      26,552
      Accrued expenses and income taxes       39,187      (11,292)      (6,428)
                                            --------     --------     --------
    Net cash from operating activities       177,717       20,818       88,153
                                            --------     --------     --------
Investing activities:
  Purchase of short-term investments        (123,687)           -            -
  Additions to property and equipment        (82,009)     (59,047)    (114,516)
  Other                                           81         (198)          (3)
                                            --------     --------     --------
    Net cash used by investing activities   (205,615)     (59,245)    (114,519)

Financing activities:
  Proceeds from sale of common stock
    to Employee Savings Plan                    724          947         1,131
  Proceeds from exercise of stock options
    including related tax benefit            20,387          236         3,820
  Proceeds from secondary offering          142,608            -             -
  Repayment of long-term debt                     -            -           (72)
  Net proceeds from (payments to)
    revolving loan and demand note          (64,000)     (60,000)       21,100
  Issuance of senior notes, net
    of debt issue costs                           -       99,357             -
                                           --------     --------      --------
Net cash provided by financing
          activities                         99,719       40,540        25,979
                                           --------     --------      --------
      Net increase (decrease)in cash         71,821        2,113          (387)

Cash and cash equivalents at beginning
  of period                                   3,914        1,801         2,188
                                           --------     --------      --------
Cash and cash equivalents at end
  of period                                $ 75,735      $ 3,914       $ 1,801
                                           ========     ========      ========



Supplemental Cash Flow Statement Information
------------------------------------------------------------------------------
Interest paid                              $  9,477      $ 7,730       $ 7,418

Income taxes paid                          $  7,179      $ 3,065       $29,040


See accompanying notes to consolidated financial statements.

</Table

Note 1: Organization and Significant Accounting Policies

Nature of Business and Organization
KEMET Corporation and subsidiaries (the Company) is engaged in the manufacture and sale of solid tantalum, multilayer ceramic, and organic polymer capacitors in the worldwide market under the KEMET brand name. The
Company is headquartered in Greenville, South Carolina, and has thirteen manufacturing plants located in South Carolina, North Carolina and Mexico.
Additionally, the Company has wholly-owned foreign subsidiaries which primarily market KEMET's products in foreign markets.

Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
Cash equivalents consist of direct obligations of U.S. government agencies and investment-grade commercial paper with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Short-Term Investments
Short-term investments consist of direct obligations of U.S. government agencies and investment-grade commercial paper with original maturities of greater than three months, but less than one year. These investments are considered to be held-to-maturity and are therefore stated at cost which approximates market value.

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exposures that arise in the normal course of business. The
Company does not enter into financial instruments for trading or speculative purposes.

The Company hedges certain foreign currency transactions and firm commitments by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in earnings. Gains and losses related to hedges of firm commitments are deferred and recognized in earnings or as adjustments of carrying amounts when the transactions occur.

Inventories
Inventories are stated at the lower of cost or market. These costs do not include depreciation or amortization, the impact of which is not material to the consolidated financial statements. The cost of most inventories is determined by the "first-in, first-out"(FIFO) method. Approximately 6% of inventory costs of certain raw materials at March 31, 2000 and 1999, respectively, have been determined on the "last-in, first-out"(LIFO) basis.
It is estimated that if all inventories had been costed using the FIFO method, they would have been approximately $854 and $917 higher than reported at March 31, 2000 and 1999, respectively.

Property and Equipment
Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the respective leases. Expenditures for maintenance are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized

Intangible Assets
Values assigned to patents and technology are based on management estimates and are amortized using the straight-line method over twenty-five years.
Goodwill and trademarks are amortized using the straight-line method over a forty-year period. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangible's balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired assets. The amount of intangible impairment, if any, is measured based on projected discounted future operating cash flows.
The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

Other Assets
Other assets consist principally of the cash surrender value of life insurance policies.

Deferred Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Foreign Operations
Financial statements of the Company's Mexican operations are prepared using the U.S. dollar as its functional currency. Translation of the Mexican operations, as well as gains and losses from non-U.S. dollar foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are reported in the Consolidated Statements of Earnings.

Translation of other foreign operations to U.S. dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Such translation gains or losses are recognized as a component of equity in "Accumulated Other Comprehensive Income."

Comprehensive Income
Comprehensive income consists of net earnings and foreign currency translation gains or losses and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

Revenue Recognition
Revenue is recognized from sales when a product is shipped. A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors (see note 10).




Earnings per Share
The Company calculates earnings per share in accordance with SFAS No. 128,
"Earnings per Share."   Basic earnings per share is computed using the
weighted-average number of shares outstanding.  Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

Environmental Cost
The Company recognizes liabilities for environmental remediation when it is probable that a liability has been incurred and can be reasonably estimated.
The Company determines its liability on a site-by-site basis, and it is not discounted or reduced for possible recoveries from insurance carriers.
Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized.

Business Segments
The Company has determined, using the criteria in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," that it operates in a single reporting segment. The Company's products may be categorized generally based upon primary raw material (tantalum or ceramic) or method of attachment (surface-mount or leaded), and are sold to original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. One customer accounted for more than 10% of net sales in each of the fiscal years ended March 31, 2000, 1999 and 1998. Geographic information is included in note 9.

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

Reclassification
Certain prior year amounts have been reclassified to conform to 2000 presentation and the effect of the June 1, 2000, stock split (see note 17).

Note 2: Intangible Assets
Intangible assets consist of the following (dollars in thousands):

                                                            March 31,
                                                      --------------------
                                                        2000         1999
                                                      -------      -------
Goodwill                                              $40,709      $40,709
Trademarks                                             10,000       10,000
Patents and technology                                 12,000       10,000
Other                                                   1,143        1,143
                                                      -------      -------
                                                       63,852       61,852
Accumulated amortization                               17,654       15,584
                                                      -------      -------
Net intangible assets                                 $46,198      $46,268
                                                      =======      =======











Note 3: Debt
A summary of long-term debt follows (dollars in thousands):

                                                             March 31,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
Revolving loan, interest at rates ranging from
  5.64% to 5.67% at March 31, 1999, due on
  October 18, 2001                                    $      -     $ 44,000
Demand note, interest at rates as offered by the
  bank (5.47% at March 31, 1999), repaid in 2000             -       20,000
Senior notes, interest payable semiannually at a
 rate of 6.66% with a final maturity date of
 May 4, 2010                                           100,000      100,000
                                                      --------     --------
                                                       100,000      164,000
Less current installments                                    -       20,000
                                                      --------     --------
Long-term debt, excluding current installments        $100,000     $144,000
                                                      ========     ========

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

The Company is subject to restrictive covenants under its loan agreements which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related principally to funded debt, cash flows, and net worth. At March 31, 2000, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly owned subsidiaries.

The aggregate maturities of long-term debt subsequent to March 31, 2000, follow: 2007, $20,000; 2008, $20,000; 2009, $20,000; 2010, $20,000; and 2011,
$20,000.

Note 4: Other Non-Current Obligations
Non-current obligations are summarized as follows (dollars in thousands):

                                                             March 31,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
Unfunded projected pension benefit obligation
 (note 5)                                               18,337     $ 35,447
Unfunded postretirement medical plans (note 6)          34,243       31,719
Other                                                    2,177        2,228
                                                      --------     --------
Other non-current obligations                         $ 54,757      $69,394
                                                      ========     ========

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

Components of net periodic pension cost include the following (dollars in thousands):

                                                 Years ended March 31,
                                            --------------------------------
                                              2000        1999        1998
                                            ---------   ---------   --------
Service cost                                  $4,544      $3,472      $3,705
Interest cost                                  8,071       6,494       6,638
Expected return on assets                     (6,323)     (6,084)     (4,209)
Amortization of:
  Transition asset                                (6)         (6)         (6)
  Prior service cost                             (83)        (90)        (90)
  Actuarial loss                                 650           -           -
Gain on curtailment of employee
  benefit plan                                     -      (1,818)          -
                                            ---------   ---------   ---------
Total net periodic pension cost               $6,853      $1,968      $6,038
                                            =========   =========   =========

The weighted-average rates used in determining pension cost for the plan are as follows:

                                                 Years ended March 31,
                                            --------------------------------
                                              2000        1999       1998
                                            ---------   ---------   --------
Discount rate                                 7.50%       7.00%       7.25%
Rate of compensation increase                 5.00%       4.00%       5.00%
Expected return on plan assets                9.00%       9.50%       8.50%




















A reconciliation of the Plan's projected benefit obligation, fair value of the Plan assets, and funding status is as follows (dollars in thousands):

                                                            March 31,
                                                  ----------------------------
                                                      2000            1999
                                                  -----------      -----------
Projected benefit obligation:
 Net obligation at beginning of year                 $96,830         $ 97,383
 Service cost                                          4,544            3,472
 Interest cost                                         8,071            6,494
 Actuarial (gain) loss                                 7,164           (4,099)
 Curtailments                                              -           (1,818)
 Gross benefits paid                                  (4,911)          (4,602)
                                                  -----------      -----------
Net benefit obligation at end of year                111,698           96,830
                                                  ===========      ===========
Fair value of plan assets:
 Fair value of plan assets at beginning of year       62,153           65,116
 Actual return on plan assets                         11,343              264
 Employer contributions                               26,295            1,374
 Gross benefits paid                                  (4,911)          (4,602)
                                                  -----------      -----------
Fair value of plan assets at end of year              94,880           62,152
                                                  ===========      ===========
Funding status:
 Funded status at end of year                        (16,818)         (34,677)
 Unrecognized net actuarial (gain) loss                6,091            4,597
 Unrecognized prior service cost                        (482)            (565)
 Unrecognized net transition obligation (asset)           (7)             (13)
                                                  -----------      -----------
Net amount recognized at end of year                $(11,216)        $(30,658)
                                                  ===========      ===========


The Company sponsors an unfunded Deferred Compensation Plan for key managers. This plan is non-qualified and provides certain key employees defined pension benefits which would equal those provided by the Company's non-contributory pension plan if the plan was not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Expenses related to the deferred compensation plan totaled $988 in fiscal 2000, $885 in fiscal 1999, and $2,115 in fiscal 1998. Total benefits accrued under this plan were $7,121 at March 31, 2000, and $6,308 at March 31, 1999.

In addition, the Company has a defined contribution plan (Savings Plan) in which all U.S. employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make annual matching contributions to the Savings Plan of 30% to 50% and salary reduction contributions up to 7.5% of compensation. The Company contributed $1,801 in fiscal 2000, $1,786 in fiscal 1999 and $1,896 in fiscal 1998.


Note 6: Postretirement Medical and Life Insurance Plans
The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

                                                Years ended March 31,
                                         ----------------------------------
                                           2000         1999        1998
                                         --------     --------   ----------
Service cost                               $1,479       $  701       $  739
Interest cost                               2,834        2,086        2,343
Amortization of actuarial gain                248          (23)           -
Curtailment gain                                -         (611)           -
                                         --------     --------     --------
                                           $4,561       $2,153       $3,082
                                         ========     ========     ========

A reconciliation of the postretirement medical and life insurance plan's projected benefit obligation, fair value of plan assets, and funding status is as follows (dollars in thousands):

                                                            March 31,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
Projected benefit obligation:
 Net obligation at beginning of year                  $ 29,241     $ 33,446
 Service cost                                            1,479          701
 Interest cost                                           2,834        2,086
 Actuarial (gain) loss                                   8,880       (4,163)
 Curtailments                                                -         (611)
 Gross benefits paid                                    (2,038)      (2,218)
                                                      --------     --------
Net benefit obligation at end of year                 $ 40,396     $ 29,241
                                                      ========     ========
Fair value of plan assets:
 Employer contributions                               $  2,038     $  2,218

 Gross benefits paid                                    (2,038)      (2,218)
                                                      --------     --------
Fair value of plan assets at end of year              $      -     $      -
                                                      ========     ========
Funding status:
 Funded status at end of year                         $(40,396)    $(29,241)
 Unrecognized net actuarial (gain) loss                  6,153       (2,478)
                                                      --------     --------
Net amount recognized at end of year                  $(34,243)    $(31,719)
                                                      ========     ========
</Table

The weighted-average rates used in determining postretirement medical and life insurance costs are as follows (dollars in thousands):



                                                               Years ended March 31,
                                                   -----------------------------------------------
                                                       2000              1999              1998
                                                   ------------     ------------       -----------
Discount rate                                          7.50%             7.00%             7.25%
Rate of compensation increase                          5.00%             4.00%             5.00%
Health care cost trend on covered charges:         9.5% decreasing       8.0% decreasing         8.0% decreasing
                                                    to ultimate           to ultimate             to ultimate
                                                                trend of 6.5%          trend of 7.0%          trend of 7.0%
                                                                 in 2008                in 2008                in 2008
Sensitivity of retiree welfare results:
 Effect of a one percentage point increase
 in assumed health care cost trend:
   * On total service and interest
       cost components                              $   538            $  140           $   220
   * On postretirement benefit obligation           $ 3,487            $1,023           $ 1,365
 Effect of a one percentage point decrease
  in assumed health care cost trend:
   * On total service and interest
     cost components                                $  (472)           $ (128)          $  (201)
   * On postretirement benefit obligation           $(3,196)           $ (970)          $(1,307)

Note 7: Income Taxes

The components of earnings before income taxes consist of (dollars in thousands):

                                              Years ended March 31,
                                 ----------------------------------------
                                     2000           1999            1998
                                 ---------      ---------       ---------
Domestic                         $ 91,373       $ 4,449         $ 62,210
Foreign                            14,191         4,595            8,624
                                 ---------      --------        ---------
                                 $105,564       $ 9,044         $ 70,834
                                 =========      ========        =========

The provision for income tax expense consists of (dollars in thousands):

                                           Years ended March 31,
                                     ---------------------------------------
                                         2000            1999          1998
                                     ---------       ---------     ---------
Current:
  Federal                              $27,342         $(9,810)      $15,835
  State and local                        1,051             232           806
  Foreign                                4,121           2,475         2,317
                                      --------        --------      --------
                                        32,514          (7,103)       18,958
                                      --------        --------      --------
Deferred:
  Federal                                2,568           9,969         1,970
  State and local                          193             447           216
  Foreign                                  170            (419)          500
                                       --------        ---------     -------
                                         2,931           9,997         2,686
                                       --------        ---------     -------

Provision for income taxes             $35,445         $ 2,894       $21,644
                                       =======         ========     ========

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                    Years ended March 31,
                                              ------------------------------
                                                2000        1999       1998
                                              -------     -------    -------
Statutory federal income tax rate              35.0%       35.0%      35.0%
State income taxes, net of federal taxes         .8         4.9         .9
Foreign sales corporation                      (1.9)      (10.7)      (3.3)
Goodwill amortization                            .3         3.8         .5
Reduction in prior year tax accrual            (2.0)       (4.9)      (2.4)
Other                                           1.4         3.9       ( .1)
                                              -------     -------    -------
Effective income tax rate                      33.6%       32.0%      30.6%

The components of deferred tax assets and liabilities are as follows (dollars in thousands):

                                                          March 31,
                                                   ----------------------
                                                     2000         1999
                                                   --------     ---------
 S>
Deferred tax assets:
 Pension benefits                                  $  6,768      $ 13,372
 Medical benefits                                    12,116        12,535
 Sales and product allowances                        15,911         6,899
 All other                                            5,365         4,086
                                                   ---------     --------
                                                     40,160        36,892
Deferred tax liabilities:
 Depreciation and differences in basis              (50,892)      (44,355)
 Amortization of intangibles                         (5,071)       (5,409)
                                                   ---------     ---------
                                                    (55,963)      (49,764)
                                                   ---------     ---------
 Net deferred income tax liability                 $(15,803)     $(12,872)
                                                   =========     =========

The net deferred income tax liability is reflected in the accompanying 2000 and 1999 balance sheets as a $20,099 and $10,899 current asset and a $35,902 and $23,771 non-current liability, respectively.

The Company anticipates that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the remaining deferred tax assets. Accordingly, no valuation allowance has been provided for in 2000 or 1999.

For fiscal year ended March 31, 1999, the Company had a regular tax loss of $10.7 million which was carried back to recover Federal income taxes paid in prior years.

During fiscal years 2000 and 1999, the Company received Federal income tax refunds related to amending various years tax returns. These refunds were recognized as tax benefits during the current year. Interest income received from these refunds was netted against interest expense.

Note 8: Stock Option Plans
The Company has two option plans which reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):

                                                Years ended March 31,
                                          --------------------------------
                                            2000        1999        1998
                                          --------    --------    --------

Net earnings          As reported         $70,119     $ 6,150     $49,190
                      Pro forma           $64,286     $ 4,203     $47,554
Earnings per share:
   Basic              As reported         $  0.87       $0.08       $0.63
                      Pro forma           $  0.80       $0.06       $0.61

   Diluted            As reported         $  0.85       $0.08       $0.62
                      Pro forma           $  0.78       $0.06       $0.60


The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal year 2000 is not representative of the pro forma effects on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 5 years for 2000, 1999 and 1998; a risk-free interest rate of 6.8% for 2000, 5.4% for 1999 and 5.7% for 1998; expected volatility of 49.7% for 2000, 45.1% for 1999 and 42.6% for 1998; and a
dividend yield of 0.0% for all three years.

Under the 1992 Executive Stock Option Plan approved by the Company in April 1992, 1,905,120 options were granted to certain executives. In May 1992, the Company also approved the 1992 Key Employee Stock Option Plan, which authorizes the granting of options to purchase 2,310,000 shares of Common Stock. In addition, stockholders approved the 1995 Executive Stock Option Plan at the 1996 Annual Meeting. This plan provides for the issuance of options to purchase 3,800,000 shares of common stock to certain executives.

These plans provide that shares granted come from the Company's authorized but unissued common stock. The prices of the options granted thus far pursuant to these plans are no less than 100% of the value of the shares on the date of grant. Also, the options may not be exercised within two years from the date of grant and no options will be exercisable after ten years from the date of grant.

In fiscal 1999, the Company's Board of Directors approved an option re-price program for the Key Employee Stock Option Plan and Executive Stock Option Plan, effective February 1, 1999, and April 1, 1999, respectively. Under this program, options to purchase 658,260 shares under the Key Employee Stock Option Plan and 1,048,000 shares under the Executive Stock Option Plan at prices ranging from $9.63 to $16.07 per share were canceled and reissued at $5.00 and $6.00 per share, respectively. The reissued price was the fair market value at that time. The vesting date of the options originally granted in 1995 and 1996 was changed to April 2000. The vesting date for those options originally issued in 1997 remained at October 1999.
A summary of the status of the Company's three stock option plans as of March 31, 2000, 1999, and 1998, and changes during the years ended on those dates is presented below:


                                                              March 31,
                           ----------------------------------------------------------------------------
                                    2000                        1999                       1998
                           ----------------------      ----------------------      --------------------
                                      Weighted-                   Weighted-                  Weighted-
                                       Average                     Average                    Average
                                     Exercisable                 Exercisable                Exercisable
Fixed Options               Shares      Price           Shares      Price           Shares     Price
                           --------  ------------      --------  ------------      -------- -----------
Options outstanding
  at beginning of year     3,286,000    $ 6.81         2,502,040    $10.10         2,479,670   $ 7.77
Options granted            2,379,000     10.71         1,869,140      5.48           616,890    12.88
Options exercised         (1,944,260)     5.83           (53,120)     3.51          (591,380)    3.23
Options canceled          (1,088,720)     9.66        (1,032,060)    12.55            (3,140)    5.94

Options outstanding        ----------                  ----------                  ----------
  at end of year           2,632,020    $10.09         3,286,000    $ 6.81         2,502,040   $10.10
                           ==========                  ==========                  ==========

Option price range
  at end of year               $2.50 to $16.07             $2.50 to $16.07          $2.50  to  $16.07


Option price range
  for exercised shares         $2.50 to $16.07             $2.50 to $ 7.10          $2.50  to  $ 5.32


Options available for
  grant at end of year               1,412,590                   2,414,580                  3,625,460


Options exercisable
  at end of year                       504,210                     624,860                  1,328,100


Weighted-average fair
  value of options granted
  during the year                       $ 7.54                       $2.69                     $ 5.95




















The following table summarizes information about stock options outstanding at March 31, 2000:

                       Options Outstanding                              Options Exercisable
--------------------------------------------------------  ---------------------------------------------
                                                                                           Weighted-
  Range of              Number        Weighted-Average        Weighted-        Number       Average
 Exercisable         Outstanding        Remaining             Average       Exercisable    Exercisable
    Prices            at 3/31/00      Contractual Life     Exercise Price   at 3/31/00       Price
-------------------------------------------------------------------------------------------------------


$ 2.50 to $ 4.99          57,040       3.0 Years             $ 2.80           57,040         $ 2.80
$ 5.00 to $ 9.99       1,231,480       6.7 Years             $ 5.59          431,170         $ 5.68
$10.00 to $16.07       1,343,500       9.5 Years             $14.52           16,000         $16.07
                       ---------                                            --------
                       2,632,020                                             504,210
                       =========                                            ========

Note 9: Geographic Information
The following geographic information includes net sales based on product shipment destination (1) (dollars in thousands):

                                    Years ended March 31,
                        ---------------------------------------------
                          2000               1999              1998
                        ---------         ---------         ---------
United States           $408,890          $293,428          $374,512
Asia Pacific             190,289           119,938           122,034
Germany                   49,670            34,142            40,625
Other countries (2)      173,246           118,061           130,550
                        ---------         ---------         ---------
                        $822,095          $565,569          $667,721
                        =========         =========         =========

(1) Revenues are attributed to countries based on the location of the customer. In fiscal years 2000, 1999, and 1998, one customer represented more than 10% of consolidated net sales.
(2)  No country in this group exceeded 5% of consolidated net sales.


The following geographic information includes long-lived assets based on physical location (dollars in thousands):

                                          March 31,
                        --------------------------------------------
                          2000               1999              1998
                        ---------         ---------        ---------
United States           $243,385          $247,966          $261,965
Mexico                   179,092           157,795           130,530
Other                        922               974             1,056
                        ---------         ---------         ---------
                        $423,399          $406,735          $393,551
                        =========         =========         =========

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

(b) A subsidiary of the Company sells certain receivables discounted at .60 of 1% above LIBOR for the number of days the receivables are outstanding, with a recourse provision not to exceed 5% of the face amount of the factored receivables. The Company has issued a joint and several guarantee in an aggregate amount up to but not to exceed $4,000 to guarantee this recourse provision. The Company transferred receivables and incurred factoring costs of $372,656 and $3,444 in 2000, $258,619 and $2,988 in 1999, and $283,153 and
$2,834 in 1998.

Included in accounts payable, trade, is $44,212 and $32,715 at March 31, 2000 and 1999, respectively, which represents factored receivables collected but not remitted.







(c) The Company's leases consist primarily of manufacturing equipment and expire principally between 2000 and 2005. A number of leases require that the Company pay certain executory costs (taxes, insurance and maintenance) and certain renewal and purchase options. Annual rental expense for operating leases are included in results of operations and were approximately $8,300 in 2000, $10,229 in 1999, and $12,592 in 1998. Future
minimum lease payments over the next five years under noncancelable operating leases at March 31, 2000, are as follows (dollars in thousands):


                    2001       2002      2003      2004      2005      Total
                  -------    -------   -------   -------   -------   -------
Minimum lease
 Payments:        $ 5,650    $ 3,461   $ 1,586   $  504    $  270    $11,471


Note 11: Supplementary Balance Sheet and Income Statement Detail (dollars in thousands)

                                                             March 31,
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
Accounts receivable:
  Trade                                                $103,139     $ 56,773
  Other                                                   6,767        7,236
                                                     ----------   ----------
                                                        109,906       64,009
Less:
  Allowance for doubtful accounts                           262          297
  Allowance for price protection and
    customer returns (note 10)                           15,517        5,928
                                                     ----------   ----------
  Net accounts receivable                              $ 94,127     $ 57,784
                                                     ==========   ==========

Property and equipment, at cost       Useful Life
                                      -----------
  Land and land improvements             20 years      $ 12,946     $ 12,919
  Buildings                           20-40 years        86,465       73,402
  Machinery and equipment                10 years       522,514      464,041
  Furniture and fixtures               4-10 years        36,989       35,532
  Construction in progress                -              41,326       49,896
                                                     ----------   ----------
  Total property and equipment                          700,240      635,790
  Accumulated depreciation                              276,841      229,055
                                                     ----------   ----------
  Net property and equipment                           $423,399     $406,735
                                                     ==========   ==========
Accrued expenses:
  Pension costs                                        $  3,246     $  3,799
  Salaries, wages and related employee costs             15,008        7,863
  Vacation                                                8,752        8,150
  Other                                                  15,039        8,289
                                                      ---------   ----------
  Total accrued expenses                               $ 42,045     $ 28,101
                                                      =========   ==========

                                               Years ended March 31,
                                       -------------------------------------
                                          2000          1999          1998
                                       ---------      ---------   ----------
Other (income)/expense:
  Loss on retirement of assets         $  9,405       $    985     $  1,616
  Accounts receivable discounting         3,444          2,988        2,834
  Unrealized gain on foreign currency
    forward contracts                    (1,682)             -            -
  Other                                     528            300         (387)
                                       ---------      ---------    ---------
                                       $ 11,695       $  4,273     $  4,063
                                       =========      =========    =========

Note 12: Legal Proceedings

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), and certain analogous state laws, impose retroactive, strict liability upon certain defined classes of persons associated with releases of hazardous substances into the environment. Among those liable under CERCLA (known collectively as "potentially responsible parties" or "PRPs") is any person who "arranged for disposal" of hazardous substances at a site requiring response action under the statute. While a company's liability under CERCLA is often based upon its proportionate share of overall waste volume or other equitable factors, CERCLA has been widely held to permit imposition of joint and several liabilities on each PRP. The Company has periodically incurred, and may continue to incur, liability under CERCLA and analogous state laws, with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a PRP at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a "de minimis" party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating, in coordination with Union Carbide, in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company's financial condition or results of operations. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

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

Note 13: Restructuring Charge

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





Note 14: Earnings Per Share

Basic and diluted earnings per share are calculated as follows (dollars in thousands except per share data):

                                               Years ended March 31,
                                       --------------------------------------
                                          2000          1999          1998
                                       ----------   ----------   -----------

Net earnings                              $70,119       $ 6,150       $49,190


Weighted-average shares outstanding
  (Basic)                              80,650,376    78,441,440    78,146,444

Stock Options                           1,761,258       586,420       707,884
                                       ----------    ----------    ----------
Weighted-average shares outstanding
  (Diluted)                            82,411,634    79,027,860    78,854,328
                                       ==========    ==========    ==========

Basic earnings per share                    $0.87         $0.08         $0.63

Diluted earnings per share                  $0.85         $0.08         $0.62



Note 15:  Financial Instruments

The following table presents the carrying amounts and the estimated fair values of financial instruments at March 31, 2000 and 1999 (dollars in thousands):

                                                    March 31,
                                  ----------------------------------------
                                         2000                  1999
                                  --------------------   -----------------
                                    Carrying     Fair      Carrying   Fair
Assets/(Liabilities):                Amount     Value       Amount   Value
------------------------------------------------------------------------------
Short-term investments:
  Direct obligations of U.S.
    government agencies         $  38,990  $  38,990    $       -   $       -
  Investment-grade commercial
    paper                          84,697     84,697            -           -
                                 ---------   --------     ---------   --------
    Total                       $ 123,687  $ 123,687    $       -   $       -

Foreign currency forward
   contracts                    $   1,682  $   1,682            -           -
Long-term debt                  $(100,000) $ (92,150)   $(164,000)  $(162,550)


The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. Fair values above were determined using quoted market prices or quotes from dealers.








At March 31, 2000, the Company had outstanding forward exchange contracts to purchase Mexican pesos with notional amounts of $90,389. All contracts mature within one year. The notional amounts do not represent actual amounts exchanged by the parties and thus are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms.

The counter-parties to the Company's derivative financial instruments are substantial and credit-worthy multinational financial institutions.
Therefore, the Company considers the risk of counter-party default to be minimal.

Note 16: Common Stock, Secondary Offering

On January 20, 2000, the Company sold 6,500,000 shares of its common stock in a public offering for $142.6 million in net cash proceeds after deducting underwriting fees and offering expenses. Included in the shares sold were 2,193,220 shares of non-voting common stock that were converted into common stock on a share-for-share basis. The net proceeds were used to repay outstanding debt under the Company's short-term credit facility and will be used to fund future capital expenditures.

Note 17:  Subsequent Event

On May 15, 2000, the Company's Board of Directors declared a two-for-one stock split. The record date for the split was May 24, 2000, with distribution of the additional shares on June 1, 2000. All references in the consolidated financial statements to number of shares outstanding, price per share, per share amounts and stock option plan data have been restated to reflect the split.




                                SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                KEMET Corporation
                                  (Registrant)




Date:  June 28, 2000             /S/ D.Ray Cash
                                D. Ray Cash
                                Senior Vice President of Administration,
                                Treasurer and Assistant Secretary
















Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: June 28, 2000             /S/ David E. Maguire
                                David E. Maguire
                                Chairman and Chief Executive Officer




Date: June 28, 2000             /S/ Charles M. Culbertson II
                                Charles M. Culbertson II
                                President and Chief Operating Officer




Date: June 28, 2000             /S/ D. Ray Cash
                                D. Ray Cash
                                Senior Vice President of Administration,
                                Treasurer and Assistant Secretary
                                (Principal Accounting and Financial Officer)




Date: June 28, 2000             /S/ Charles E. Volpe
                                Charles E. Volpe
                                Director




Date: June 28, 2000             /S/ Stewart A. Kohl
                                Stewart A. Kohl
                                Director




Date: June 28, 2000             /S/ E. Erwin Maddrey, II
                                E. Erwin Maddrey, II
                                Director




Date: June 28, 2000              /S/ Paul C. Schorr IV
                                Paul C. Schorr IV
                                Director











