Form 10-Q
period 2000-06-30
KEMET CORP
filed 2000-08-14
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934.
	For the period ended June 30, 2000.

[ ] 	Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934.

Commission File Number: 0-20289

KEMET Corporation
Exact name of registrant as specified in its charter

DELAWARE						57-0923789
(State or other jurisdiction of		(IRS Employer
incorporation or organization)		 Identification No.)

2835 KEMET Way, Simpsonville, South Carolina 29681
----------------------------------------------------------------

(Address of principal executive offices, zip code)

(864) 963-6300
----------------------------------------------------------------
(Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [ ]

Common Stock Outstanding at: August 8, 2000

Title of Each Class				Number of Shares Outstanding
----------------------------------------------------------------

Common Stock, $.01 Par Value					87,420,004





Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Per Share Data)

                                                           June 30,          March 31,
2000 2000
                                                          -----------      -----------
                                                          (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                 $   76,596       $   75,735
Short-term investments                                       137,299          123,687
Accounts receivable (less allowance of $19,794 and
 $15,779 at June 30, 2000, and March 31, 2000, respectively) 123,240           94,127
Inventories:
  Raw materials and supplies                                  57,430           53,532
  Work in process                                             57,687           58,220
  Finished goods                                              19,873           19,207
                                                          -----------      -----------
    Total inventories                                        134,990          130,959
Prepaid expenses                                               3,948            4,688
Deferred income taxes                                         21,165           20,099
                                                          -----------      -----------
    Total current assets                                     497,238          449,295

Property and equipment (less accumulated depreciation
  of $278,495 and $276,841 at June 30, 2000, and
  March 31, 2000, respectively)                              470,982          423,399
Intangible assets (less accumulated amortization of
  $19,620 and $17,654 at June 30, 2000, and March 31,
  2000, respectively)                                         45,656           46,198
Other assets                                                   8,066            8,364
                                                          -----------      -----------
    Total assets                                          $1,021,942       $  927,256
                                                          ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                 $  119,680       $  123,708
  Accrued expenses                                            35,568           42,045
  Income taxes                                                39,847           23,388
                                                          -----------      -----------
     Total current liabilities                               195,095          189,141

Long-term debt                                               100,000          100,000
Other non-current obligations                                 54,754           54,757
Deferred income taxes                                         37,946           35,902
                                                          -----------      -----------
     Total liabilities                                       387,795          379,800

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000
   shares, issued and outstanding 88,915,971 and 87,025,908
   shares at June 30, 2000, and March 31, 2000, respectively     874              870
  Additional paid-in capital                                 315,173          308,724
  Retained earnings                                          318,043          237,846
  Accumulated other comprehensive income                          57               16
                                                          -----------      -----------
Total stockholders' equity                                   634,147          547,456
                                                          -----------      -----------
Total liabilities and stockholders' equity                $1,021,942       $  927,256
                                                          ===========      ===========

See accompanying notes to consolidated financial statements

KEMET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands Except Per Share Data)


                                                  Three months ended June 30,
                                                  ---------------------------
                                                      2000           1999
                                                   (unaudited)    (unaudited)
                                                  ------------     ----------
Net Sales                                           $ 329,169      $ 162,649

Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation       169,836        122,984
  Selling, general and administrative expenses         12,861         10,944
  Research, development and engineering                 5,622          4,388
  Depreciation and amortization                        15,264         13,040
                                                    ----------     ----------
     Total operating costs and expenses               203,583        151,356
                                                    ----------     ----------
     Operating income                                 125,586         11,293

Other expense:
  Interest income                                      (3,039)             -
  Interest expense                                      1,836          2,734
  Other                                                 3,352          1,656
                                                    ----------     ----------
     Total other expense                                2,149          4,390
                                                    ----------     ----------
     Earnings before income taxes                     123,437          6,903

Income tax expense                                     43,203          2,209
                                                    ----------     ----------
     Net earnings                                   $  80,234      $   4,694
                                                    ==========     ==========


Per Share Information:

Net earnings per share:

     Basic                                              $0.92          $0.06
     Diluted                                            $0.90          $0.06

Weighted average shares outstanding:

     Basic                                         87,324,021     78,571,116
     Diluted                                       88,915,974     79,778,122




See accompanying notes to consolidated financial statements.







KEMET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands Except Per Share Data)


                                                  Three months ended June 30,
                                                  ---------------------------
                                                      2000           1999
                                                   (unaudited)    (unaudited)
                                                  ------------    -----------
Sources (uses) of cash:
     Net cash from operating activities              $ 70,645       $  23,676

Investing activities:
   Purchases of short-term investment                 (23,407)             -
   Proceeds from maturity of short-term investment      9,794              -
   Additions to property and equipment                (62,664)       (17,132)
   Other                                                   42            (20)
                                                    ----------     ----------
     Net cash used by investing activities            (76,235)       (17,152)

Financing activities:
  Proceeds from employees savings plan                    379            328
  Proceeds from exercise of stock options including
   related tax benefit                                  6,072            208
  Net proceeds/(repayments) from revolving/
   swingline loan                                           -          2,000
                                                    ----------     ----------
     Net cash provided by financing activities          6,451          2,536
                                                    ----------     ----------
     Net increase in cash                                 861          9,060

     Cash at beginning of period                       75,735          3,914
                                                    ----------     ----------
     Cash at end of period                          $  76,596      $  12,974
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 2000, Form 10-K. Net sales and operating results for the three months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

                                            For the three months ended June 30,

	                  2000                                 1999
	------------------------------------    ----------------------------------
			 Per-		         Per-
	  Income          Shares      Share       Income        Shares      Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
 	-----------    ------------   ------    ----------   ------------  -------
Basic EPS                $80,234      87,324,021     $0.92     $  4,694     78,571,116    $0.06

Effect of diluted
 securities:
   Stock options             -         1,591,953     $0.02            -      1,207,006        -

Diluted EPS              $80,234      88,915,974     $0.90     $  4,694     79,778,122    $0.06


Note 3. At June 30, 2000, the Company had outstanding forward exchange contracts to purchase Mexican pesos with notional amounts totaling $88.3 million. The carrying value and fair value of the contracts is a liability of $1.0 million. All contracts mature within one year.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2000, and Three Month Period
Ended June 30, 1999

Net sales for the three months ended June 30, 2000, increased 102% to $329.1 million from $162.6 million for the three months ended June 30, 1999. The increase in net sales resulted from higher unit volume and increased selling prices in both tantalum and ceramic capacitors. The strong demand in the computer, telecommunications, automotive, and internet infrastructure market segments resulted in the higher unit volume, and the demand for capacitors exceeding the industry capacity led to increased selling prices. Sales of surface-mount capacitors were $294.1 million for the first quarter of fiscal 2000, an increase of 119% from $134.2 million in the prior year's first quarter. Globally, domestic sales increased 77% to $154.4 million during the quarter. Export sales, led by strong sales in both Europe and Asia, increased 132% to $174.8 million, compared to $75.2 million in the prior year's first quarter.

Cost of sales, exclusive of depreciation, for the three months ended June 30, 2000, was $169.8 million, compared to $123.0 million for the three months ended June 30, 1999. As a percentage of net sales, cost of sales, exclusive of depreciation, decreased to 52%, compared to 76% for the prior year quarter. The decrease in cost of goods sold as a percentage of sales is primarily the result of increased sales (as explained above) and improved manufacturing margins achieved through operating efficiencies and cost reduction programs.

Selling, general and administrative expenses for the three months ended June 30, 2000, were $12.9 million, or 4% of net sales, as compared to $10.9 million, or 7% of net sales, for the three months ended June 30, 1999. Selling, general and administrative expenses as a percent of sales decreased primarily as a result of increased sales.

Research, development, and engineering expenses for the three months ended June 30, 2000, were $5.6 million, as compared to $4.4 million for the prior year period. The increase is the result of the Company's continuing efforts to invest in the development of new products and technologies.

Depreciation and amortization expense was $15.3 million for the three months ended June 30, 2000, as compared to $13.0 million for the prior year period. This increase was primarily due to the increase in capital expenditures as the Company continues to invest in additional capacity to support existing and new product expansions.

Operating income for the three months ended June 30, 2000, was $125.6 million compared to $11.3 million for the three months ended June 30, 1999. The increase resulted primarily from the increase in net sales as discussed above.

Income tax expense was 35.0% and 32.0% of earnings for the three month periods ended June 30, 2000 and 1999, respectively. The difference from the statutory income tax rate was primarily the result of increased foreign sales corporation benefits and the implementation of various state tax savings strategies. Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, borrowings under its revolving credit facility and amounts advanced under its foreign accounts receivable discounting arrangements.

Cash flows from operating activities for the three months ended June 30, 2000, amounted to a surplus of $70.6 million compared to $23.7 million for the three months ended June 30, 1999. The increase in cash flow was primarily a result of the increase in net income and the timing of cash flows from current assets and liabilities such as accounts receivables, inventories, accounts payable, accrued liabilities and income taxes payable.

Capital expenditures were $62.7 million for the three months ended June 30, 2000, compared to $17.1 million for the three months ended June 30, 1999. The first quarter's expenditures reflect the completion of projects initiated during fiscal year 2000. The Company estimates its capital expenditures for fiscal year 2001 to be approximately $240.0 million.

During the three months ended June 30, 2000, the Company's indebtedness did not change. As of June 30, 2000, the Company had unused availability under its revolving credit facility and swingline loan of approximately $150.0 million and $10.0 million, respectively.

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

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's 2000 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

Item 3.  Market Risk

Market risk disclosure included in the Company's fiscal year ending March 31, 2000, Form 10-K, Part II, Item 7
A, is still applicable as of June 30, 2000. We have updated the disclosure concerning our Mexican peso forward exchange contracts, which is included in Note 3 in this Form 10-Q.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as reported above and in the Company's fiscal year ending March 31, 2000, Form 10-K under the caption "Item 3. Legal Proceedings", the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.

Item 2.  Change in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Stockholders on July
26, 2000.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the definitive proxy statement of the Company dated as of June 26, 2000, and such nominees were elected.

c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

     (i) Election of Directors of the Company.

All proxy nominees for directors as listed in the proxy statement were elected (Messrs. Volpe and Schorr to serve three year terms and Mr. Culbertson to serve a two year term) with the following vote:

Nominee                      In Favor     Against      Abstained
-------                      ----------   ---------    ---------
Charles M. Culbertson II     58,692,615       -        344,945
Charles E. Volpe             58,781,750       -        255,810
Paul C. Schorr IV            58,782,702       -        254,858

     (ii) Amendment of the Corporation's Restated Certificate of
Incorporation:
                             In Favor     Against      Abstained
                             ----------   ---------    ---------
                             52,684,764   6,138,752    214,044

     (iii) The ratification of the appointment of KPMG LLP as independent public accountants for the year ending March 31, 2001:

                             In Favor     Against      Abstained
                             ----------   ---------    ---------
                             58,924,580      12,376    100,604

Item 5.  Other Information.
None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1 Seventh Amendment to Credit Agreement between KEMET
Corporation, Wachovia Bank, N.A. as Agent, and the Banks named in the Credit Agreement dated as of June 30, 2000.

(b) Reports on Form 8-K.
None.





























Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 2000

	KEMET Corporation


	/S/ D. R. Cash

	D. R. Cash
	Senior Vice President of
Administration, Treasurer and
Assistant Secretary (Principal
	Accounting and Financial Officer)