Form 10-Q
period 2000-09-30
KEMET CORP
filed 2000-11-13
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended September 30, 2000.

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

                              YES [X]  NO [ ]
Common Stock Outstanding at: November 7, 2000


Title of Each Class                               Number of Shares Outstanding
--------------------------------------------------------------------------------
Common Stock, $.01 Par Value                                     87,524,271

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Per Share Data)

                                                           September 30,      March 31,
                                                               2000             2000
                                                           -------------     ----------
                                                            (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                   $   83,982       $   75,735
Short-term investments                                         161,808          123,687
Accounts receivable (less allowance of $23,755 and
 $15,779 at September 30, 2000, and March 31, 2000,            140,861           94,127
 respectively)
Inventories:
  Raw materials and supplies                                    63,445           53,532
  Work in process                                               63,978           58,220
  Finished goods                                                28,468           19,207
                                                            ----------       ----------
    Total inventories                                          155,891          130,959
Prepaid expenses and other current assets                       17,171            4,688
Deferred income taxes                                           23,448           20,099
                                                            ----------       ----------
    Total current assets                                       583,161          449,295

Property and equipment (less accumulated depreciation
  of $293,233 and $276,841 at September 30, 2000, and
  March 31, 2000, respectively)                                509,170          423,399
Intangible assets (less accumulated amortization of
  $20,163 and $17,654 at September 30, 2000, and March 31,
  2000, respectively)                                           45,113           46,198
Other assets                                                     8,065            8,364
                                                            ----------       ----------
    Total assets                                           $ 1,145,509       $  927,256
                                                            ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                  $   145,085       $  123,708
  Accrued expenses                                              40,250           42,045
  Income taxes                                                  36,593           23,388
                                                            ----------        ----------
     Total current liabilities                                 221,928          189,141

Long-term debt                                                 100,000          100,000
Other non-current obligations                                   54,754           54,757
Deferred income taxes                                           37,614           35,902
                                                           -----------       ----------
     Total liabilities                                         414,296          379,800

Stockholders' equity:
  Common stock, par value $.01, authorized 300,000,000
   shares, issued and outstanding 87,426,830 and 87,025,908
   shares at September 30, 2000, and March 31, 2000,
   respectively                                                    874              870
  Additional paid-in capital                                   316,099          308,724
  Retained earnings                                            414,344          237,846
  Accumulated other comprehensive income (loss)                   (104)              16
                                                           -----------       ----------
Total stockholders' equity                                     731,213          547,456
                                                           -----------       ----------
Total liabilities and stockholders' equity                 $ 1,145,509       $  927,256
                                                           ===========       ==========

    See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements



                                        KEMET CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Dollars in Thousands Except Per Share Data)

                                                         Three months ended                  Six months ended
                                                            September 30,                      September 30,
                                                      ------------------------           -----------------------
                                                        2000            1999               2000           1999
                                                      --------        --------           --------       --------
                                                     (unaudited)    (unaudited)        (unaudited)    (unaudited)
Net Sales                                              $364,049       $186,187            $693,218      $348,836

Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation         176,174        136,394             346,010       259,378
  Selling, general and administrative expenses           12,962         11,947              25,824        22,891
  Research and development and engineering                6,169          5,189              11,791         9,577
  Depreciation and amortization                          16,281         13,822              31,545        26,862
                                                       --------       --------            --------      --------
     Total operating costs and expenses                 211,586        167,352             415,170       318,708

     Operating income                                   152,463         18,835             278,048        30,128


Other expense (income):
  Interest income                                        (3,955)             -              (6,995)            -
  Interest expense                                        1,867          2,508               3,703         5,243
  Other                                                      26          2,799               3,377         4,455
                                                       --------       --------            --------      --------
     Total other expense (income)                        (2,062)         5,307                  85         9,698

     Earnings before income taxes                       154,525         13,528             277,963        20,430

Income tax expense                                       58,261          4,329             101,465         6,538
                                                       --------       --------            --------      --------

     Net earnings                                      $ 96,264       $  9,199            $176,498      $ 13,892
                                                       ========       ========            ========      ========






Per Common Share Information:

Net earnings per share:
     Basic                                             $  1.10        $   0.12             $  2.02      $   0.18
     Diluted                                           $  1.08        $   0.11             $  1.99      $   0.17


Weighted average shares outstanding:     Basic      87,414,074      78,822,996          87,276,964    78,674,174
     Diluted                                        88,804,300      80,614,798          88,847,451    80,256,282











See accompanying notes to consolidated financial statements.

ITEM 1 - Financial Statements


                                      KEMET CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)

                                                                           Six Months ended
                                                                             September 30,
                                                                       --------------------------
                                                                         2000              1999
                                                                       --------          --------
                                                                     (unaudited)       (unaudited)


    Net cash from operating activities                                 $158,381          $60,103

Investing activities:
   Purchase of short-term investments                                  (185,279)               -
   Proceeds from maturity of short-term investments                     147,158                -
   Additions to property and equipment                                 (119,239)         (31,126)
   Proceeds from disposals of property                                        1                -
   Other                                                                   (151)             (18)
                                                                       --------          -------
     Net cash used by investing activities                             (157,510)         (31,144)

Financing activities:
  Proceeds from employee savings plan                                       601              467
  Proceeds from exercise of stock options including related tax benefit   6,165            2,577
  Net repayments of revolving/swingline loan                                  -          (29,000)
  Proceeds from put option premiums                                         610                -
                                                                       --------          -------
     Net cash provided (used) by financing activities                     7,376          (25,956)
                                                                       --------          -------
     Net increase in cash and cash equivalents                            8,247            3,003


     Cash and cash equivalents at beginning of period                    75,735            3,914
                                                                       --------          -------

     Cash and cash equivalents at end of period                        $ 83,982          $ 6,917
                                                                       ========          =======

















See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 2000, Form 10-K. Net sales and operating results for the six months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2. Reconciliation of basic earnings per common share to diluted earnings per common share.

In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.


                         Computation Of Basic and Diluted Earnings Per Share
                                      (Dollars in Thousands Except Per Share Data)


                                           For the three months ended September 30,

                                       2000                                       1999
                      --------------------------------------       --------------------------------
                                                       Per                                   Per
                        Income          Shares        Share       Income          Shares    Share
                      (numerator)    (denominator)    Amount     (numerator)  (denominator) Amount
                      ----------     ------------    -------     ----------   ------------  -------



Basic EPS               $96,264        87,414,074      $1.10       $ 9,199      78,822,996   $ 0.12

Effect of dilutive
   securities:

   Stock Options              -         1,390,226       (.02)            -       1,791,802     (.01)
                     ----------      ------------    -------     ---------    ------------   ------
Diluted EPS             $96,264        88,804,300      $1.08       $ 9,199      80,614,798   $ 0.11



                                             For the six months ended September 30,

                                       2000                                       1999
                      --------------------------------------     ---------------------------------
                                                        Per                                  Per
                        Income           Shares       Share         Income       Shares     Share
                      (numerator)    (denominator)    Amount     (numerator)  (denominator) Amount
                      ----------     ------------    -------     ----------   ------------ -------



Basic EPS              $176,498        87,276,964      $2.02       $13,892       78,674,174    $0.18

Effect of dilutive
   securities:

   Stock Options              -         1,570,487      ( .03)            -        1,582,108    (0.01)
                     ----------      ------------    -------     ---------     ------------   ------
Diluted EPS            $176,498        88,847,451      $1.99       $13,892       80,256,282    $0.17



Note 3.  Forward Foreign Exchange Contracts

At September 30, 2000, the Company had outstanding forward foreign exchange contracts to purchase Mexican pesos with notional amounts totaling
$76.5 million. The carrying value and fair value of the contracts is an asset of $3.1 million. All contracts mature within one year.

Note 4.  Put Options

During the second quarter of fiscal year 2001, the Company sold 200,000 common equity put options on the Company's own stock at a premium of $610,000. The options expire in February 2001. The proceeds of the put premium were recorded as additional paid-in capital. If the stock price of the Company decreases below the put strike price of $26.10, the Company has a liability to purchase the shares at the put strike price. The Company sold the put options in connection with its previously announced stock repurchase program of up to 4.0 million shares of its common stock.

Note 5.  New Accounting Standards

The Company will adopt the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 regarding revenue recognition on January 1, 2001. The Company anticipates that there will be no significant impact on its financial statements.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. This standard requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted this statement on October 1, 2000. Following is the impact of the adoption of the standard.

Mexican Peso forward exchange contracts - These contracts are derivatives that qualify as cash flow hedges. This will allow the Company to reduce exchange rate volatility in the statement of earnings. There was no transition adjustment related to these contracts upon adoption of the standard.

Purchase and sale contracts - Most of the Company's purchase and sales contracts qualify for the normal purchases and normal sales exclusion under the standard, however, certain palladium purchase contracts are derivative instruments. The transition adjustment related to these contracts was not significant.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the quarter and six months ended September 30, 2000, increased 95% and 99%, respectively, to $364.0 million and $693.2 million as compared to the same periods last year. The increase in net sales was attributable to increased unit volume and average selling prices as demand for tantalum and ceramic capacitors exceeded industry capacity. Sales of surface-mount capacitors for the quarter and six months ended September 30, 2000, were $325.8 million and $619.9 million, an increase of 104% and 111%, respectively, from the prior-year periods, as demand increased across all market segments, particularly in the telecommunications, internet infrastructure, and automotive industries. Domestic sales for the same periods increased 85% and 81% to $174.6 million and $328.9 million, respectively. Export sales, led by increased shipments in both Europe and Asia, increased 107% and 118% to $189.4 million and $364.3 million for the quarter and six months ended September 30, 2000, respectively.

Cost of sales, exclusive of depreciation, for the quarter and six months ended September 30, 2000, was $176.2 million and $346.0 million, respectively, as compared to $136.4 million and $259.4 million for the quarter and six months ended September 30, 1999. As a percentage of net sales, cost of sales, exclusive of depreciation, was 48% and 50% for the quarter and six months ended September 30, 2000, respectively, as compared to 73% and 74% for the prior-year periods. The decrease in cost of sales as a percentage of sales is primarily the result of higher unit volume, increases in average selling prices, and improved manufacturing margins achieved through operating efficiencies and cost reduction programs.

Selling, general and administrative expenses for the quarter and six months ended September 30, 2000, were $13.0 million, or 3.6% of sales, and $25.8 million, or 3.7% of sales, respectively, as compared to $11.9 million, or 6.4% of sales, and $22.9 million, or 6.6% of sales, for the prior-year periods. Selling, general and administrative expenses as a percent of sales decreased from the prior-year periods primarily due to increased sales and the Company's continued efforts to control overhead expenses.

Research, development and engineering expenses for the quarter and six months ended September 30, 2000, were $6.2 million and $11.8 million, respectively, as compared to $5.2 million and $9.6 million for the prior-year periods. The Company's entrance into the solid aluminum organic capacitor business is an example of the Company's continued objective to invest in the development of new products and technologies. Shipments of this new aluminum product line is scheduled to begin in the third quarter of fiscal year 2001.

Depreciation and amortization expense for the quarter and six months ended September 30, 2000, were $16.3 million and $31.5 million, respectively, as compared to $13.8 million and $26.9 million for the same periods last year. This increase was primarily due to the increase in capital expenditures over the past fiscal year as the Company continued to invest in additional capacity to support the increased market demand.

Operating income for the quarter and six months ended September 30, 2000, was $152.5 million and $278.0 million, respectively, compared to $18.8 million and $30.1 million for the comparable periods in the prior year. The increase in operating income resulted primarily from a combination of higher sales levels and improved manufacturing margins as discussed above.

Interest income for the quarter and six months ended September 30, 2000, was $4.0 million and $7.0 million, respectively, compared to $0 for the same periods last year. The increase in interest income is due to the investment of a portion of the proceeds of the Company's public offering of common stock completed in January 2000 and an increase in short-term investments as a result of the positive cash flow generated from operations in excess of the spending on capital investments.

Interest expense for the quarter and six months ended September 30, 2000, was $1.9 million and $3.7 million, respectively, compared to $2.5 million and $5.2 million for the prior-year periods. The decrease in interest expense was due to a reduction in long-term debt as the Company paid off its revolving credit facility and swingline loan with the proceeds from the secondary offering in January 2000.

Income tax expense totaled $58.3 million and $101.5 million for the quarter and six month periods ended September 30, 2000, compared to $4.3 million and $6.5 million for the comparable periods ended September 30, 1999. The increase in income taxes is the result of higher net earnings from the increased sales and improved manufacturing margins.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, short-term investments, borrowings under its revolving credit facility, and amounts advanced under its foreign accounts receivable discounting arrangements.

Cash flows from operating activities for the six months ended September 30, 2000, amounted to a surplus of $158.4 million, compared with a surplus of $60.1 million for the six months ended September 30, 1999. The increase in cash flow was primarily a result of the increase in net income and the timing of cash flows from current assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable.

Capital expenditures were $119.2 million for the six months ended September 30, 2000, compared to $31.1 million for the six months ended September 30, 1999. The Company continues to invest in capital to support the growing capacity requirements of the industry, along with additional new products and technologies. The Company estimates its capital expenditures for fiscal year 2001 to be approximately $215.0 million.

During the six months ended September 30, 2000, the Company's indebtedness (long-term debt and current portion of long-term debt) did not change. At September 30, 2000 the Company had unused availability under its revolving credit facility and swingline loan of approximately $150.0 million and $10.0 million, respectively.

During the six months ended September 30, 2000, the Company's short-term investments increased $38.1 million. This increase is primarily attributable to the net cash generated from operations, offset by the capital spending during the period.

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

ITEM 3.  Market Risk

Market risk disclosure included in the Company's fiscal year ending March 31, 2000, Form 10-K, Part II, Item 7 A, is still applicable as of September 30, 2000, with the exception of the commodity price risk updated below and the updated disclosure concerning the Mexican peso forward foreign exchange contracts, which is included in Note 3 in this Form 10-Q.

Commodity Price Risk

The Company purchases various precious metals used in the manufacture of capacitors and is therefore exposed to certain commodity price risks. These precious metals consist primarily of palladium and tantalum.

Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. Currently, the Company uses forward contracts and spot buys to secure the acquisition of palladium and manage the price volatility in the market. There has been a dramatic increase in the price of palladium attributed to delays from the Russian supply of the metal which has caused the price to fluctuate between $376 and $852 per troy ounce over the past year. As a result, the Company is aggressively implementing alternatives to reduce palladium usage in ceramic capacitors and minimize the price risk.

Tantalum powder is a metal used in the manufacture of tantalum capacitors and is primarily purchased under annual contracts. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the recent increase in demand for tantalum capacitors, along with the limited number of tantalum powder suppliers, has led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders have led to price increases of as much as 60%. As a result, the Company is exploring various alternative sources of supply to ensure a supply of tantalum at reasonable prices.

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

     None.

(b)  Reports on Form 8-K.

     None.



Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 13, 2000


                               KEMET Corporation



                               /S/ D.R. Cash
                                      --------------------------
                               D.R. Cash
                               Senior Vice President and
 						 Chief Financial Officer