Form 10-Q/A
period 2000-06-30
KEMET CORP
filed 2000-11-16
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QA

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

KEMET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Per Share Data)

                                                           June 30,    March 31,
                                                             2000         2000
                                                          ----------   --------
                                                          (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                 $   76,596   $75,735
Short-term investments                                       137,299   123,687
Accounts receivable (less allowance of $19,794 and
 $15,779 at June 30, 2000, and March 31, 2000, respectively) 123,240    94,127
Inventories:
  Raw materials and supplies                                  57,430    53,532
  Work in process                                             57,687    58,220
  Finished goods                                              19,873    19,207
                                                          -----------   ------
    Total inventories                                        134,990   130,959
Prepaid expenses                                               3,948     4,688
Deferred income taxes                                         21,165    20,099
                                                          -----------   ------
    Total current assets                                     497,238   449,295

Property and equipment (less accumulated depreciation
  of $278,495 and $276,841 at June 30, 2000, and
  March 31, 2000, respectively)                              470,982   423,399
Intangible assets (less accumulated amortization of
  $19,620 and $17,654 at June 30, 2000, and March 31,
  2000, respectively)                                         45,656    46,198
Other assets                                                   8,066     8,364
                                                          ----------   -------
Total assets                                              $1,021,942  $927,256
                                                          ========== =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                 $  119,680  $123,708
  Accrued expenses                                            35,568    42,045
  Income taxes                                                39,847    23,388
                                                          ----------- --------
     Total current liabilities                               195,095   189,141

Long-term debt                                               100,000   100,000
Other non-current obligations                                 54,754    54,757
Deferred income taxes                                         37,946    35,902
                                                          ----------- ---------
     Total liabilities                                       387,795   379,800

Stockholders' equity:
  Common stock, par value $.01, authorized 100,000,000
   shares, issued and outstanding 87,400,809 and 87,025,908
   shares at June 30, 2000, and March 31, 2000, respectively     874       870
  Additional paid-in capital                                 315,173   308,724
  Retained earnings                                          318,043   237,846
  Accumulated other comprehensive income                          57        16
                                                          ----------- --------

Total stockholders' equity                                   634,147   547,456
                                                          ----------- --------
Total liabilities and stockholders' equity                $1,021,942  $927,256
                                                          =========== ========

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

                              Computation of Basic and Diluted Earnings Per Share
                                  (Dollars in Thousands Except Per share Data)

                                       For the three months ended June 30,

	                          2000                                     1999
	           ----------------------------------  ----------------------------------
			                         Per-		                        Per-
	             Income         Shares     Share       Income        Shares     Share
	           (numerator)	 (denominator)  Amount	   (numerator)	 (denominator)  Amount
 	           -----------  ------------  ------    ----------   ------------  -------
Basic EPS           $80,234      87,324,021     $0.92     $ 4,694     $78,571,116   $0.06

Effect of diluted
 securities:
   Stock options          -       1,591,953     $0.02           -       1,207,006       -

Diluted EPS         $80,234      88,915,974     $0.90    $  4,694      79,778,122   $0.06


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


Date:  November 14, 2000

						KEMET Corporation


						/S/ D. R. Cash

						D. R. Cash
						Senior Vice President and
						Chief Financial Officer