Form 10-Q
period 2000-12-31
KEMET CORP
filed 2001-02-14
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the period ended December 31, 2000.

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

                              YES [X]  NO [ ]





Common Stock Outstanding at: February 7, 2001

Title of Each Class                               Number of Shares Outstanding
--------------------------------------------------------------------------------
Common Stock, $.01 Par Value                                     87,601,629

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                       KEMET CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS


                    (Dollars in Thousands Except Share Data)

                                                                      December 31,        March 31,
                                                                          2000              2000
                                                                     -------------        ---------
                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  190,143            $ 75,735
   Short-term investments                                                93,186             123,687
   Accounts receivable (less allowances of $30,595 at
      December 31, 2000, and $15,779 at March 31, 2000)                 129,341              94,127
   Inventories:
      Raw materials and supplies                                         89,035              53,532
      Work in process                                                    74,617              58,220
      Finished goods                                                     32,209              19,207
                                                                     ----------            --------
          Total inventories                                             195,861             130,959
   Prepaid expenses and other current assets                             48,107               4,688
   Deferred income taxes                                                 32,220              20,099
                                                                     ----------            --------
          Total current assets                                          688,858             449,295

Property and equipment (less accumulated depreciation of
   $302,970 at December 31, 2000, and $276,841 at March 31, 2000)       536,688             423,399
Intangible assets (less accumulated amortization of $20,706
   at December 31, 2000, and $17,654 at March 31, 2000)                  44,570              46,198
Other assets                                                              8,044               8,364
                                                                     ----------            --------
          Total assets                                               $1,278,160            $927,256
                                                                     ==========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                           $  170,078            $123,708
   Accrued expenses                                                      52,171              42,045
   Income Taxes                                                          41,047              23,388
                                                                     ----------            --------
          Total current liabilities                                     263,296             189,141

Long-term debt                                                          100,000             100,000
Other non-current obligations                                            54,749              54,757
Deferred income taxes                                                    38,442              35,902
                                                                     ----------            --------
          Total liabilities                                             456,487             379,800

Common stock put liability                                               17,312                   -

Stockholders' equity:
   Common stock - par value $.01, 300,000,000 shares authorized;
      87,539,161 shares issued at December 31, 2000, and
      87,025,908 shares issued at March 31, 2000                            875                 870
   Additional paid-in capital                                           316,724             308,724
   Retained earnings                                                    511,745             237,846
   Accumulated other comprehensive income                                   486                  16
   Treasury stock, at cost (600,000 shares at December 31, 2000)        (25,469)                  -
                                                                     ----------            --------
          Total stockholders' equity                                    804,361             547,456
                                                                     ----------            --------
          Total liabilities and stockholders' equity                 $1,278,160            $927,256
                                                                     ==========            ========


See accompanying notes to consolidated financial statements.

Item 1 - Financial Statements



                                      KEMET CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                                 (Dollars in Thousands Except Per Share Data)

                                                     Three months ended          Nine months ended
                                                         December 31,               December 31,
                                                   ----------------------     -----------------------
                                                      2000         1999           2000         1999
                                                   ---------    ---------     -----------   ---------
Net Sales                                          $ 374,930    $ 215,139     $1,068,148    $ 563,976

Operating costs and expenses:
  Cost of goods sold, exclusive of depreciation      180,919      149,638        526,929      409,016
  Selling, general and administrative expenses        14,494       12,388         40,318       35,280
  Research and development                             7,188        6,234         18,978       15,811
  Depreciation and amortization                       16,460       14,419         48,005       41,280
                                                   ---------     --------      ---------    ---------
     Total operating costs and expenses              219,061      182,679        634,230      501,387

     Operating income                                155,869       32,460        433,918       62,589


Other expense (income):
  Interest income                                     (4,809)           -        (11,803)           -
  Interest expense                                     1,971        2,295          5,673        7,538
  Other                                                2,170        3,459          5,548        7,914
                                                   ---------    ---------      ---------    ---------
     Total other expense (income)                       (668)       5,754           (582)      15,452

     Earnings before income taxes                    156,537       26,706        434,500       47,137

Income tax expense                                    59,134        8,546        160,598       15,084
                                                   ---------    ---------      ---------    ---------

     Net earnings                                  $  97,403    $  18,160      $ 273,902    $  32,053
                                                   =========    =========      =========    =========





PER SHARE DATA

   Net earnings per share:
      Basic                                          $  1.11    $   0.23       $    3.14   $    0.41
      Diluted                                        $  1.10    $   0.22       $    3.09   $    0.40


   Weighted average shares outstanding:
      Basic                                       87,416,454  79,713,170      87,324,976  79,016,082
      Diluted                                     88,678,409  81,199,048      88,782,412  80,706,986










See accompanying notes to consolidated financial statements.

Item 1 - Financial Statements


                                    KEMET CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (Dollars in Thousands)

                                                                              Nine months ended
                                                                                 December 31,
                                                                           ----------------------
                                                                             2000           1999
                                                                           --------      --------
Sources (uses) of cash:

     Net cash from operating activities                                    $246,724      $ 93,615

Investing activities:
  Purchase of short-term investments                                       (202,354)            -
  Proceeds from maturity of short-term investments                          232,854             -
  Additions to property and equipment                                      (163,253)      (49,543)
  Other                                                                         591           101
                                                                           --------      --------

     Net cash used by investing activities                                 (132,162)      (49,442)

Financing activities:
  Proceeds from sale of common stock to Employees Savings Plan                  836           590
  Purchase of treasury stock                                                (10,399)            -
  Proceeds from exercise of stock options including related tax benefit       6,817        12,698
  Net repayments of revolving/swingline loan                                      -       (51,600)
  Proceeds from put options                                                   2,592             -
                                                                           --------      --------

     Net cash used by financing activities                                     (154)      (38,312)
                                                                           --------      --------

     Net increase in cash                                                   114,408         5,861


     Cash at beginning of period                                             75,735         3,914
                                                                           --------      --------

     Cash at end of period                                                 $190,143      $  9,775
                                                                           ========      ========














See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 2000, Form 10-K. Net sales and operating results for the nine months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2. Reconciliation of basic earnings per common share to diluted earnings per common share.

In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.


                                         Computation of Basic and Diluted Earnings Per Share
                                           (Dollars in Thousands Except Per Share Data)

                                             For the three months ended December 31,
                                          2000                                     1999
                            -------------------------------           --------------------------------
                                       Outstanding                               Outstanding
                            Earnings     Shares        EPS            Earnings      Shares        EPS
                            --------   -----------   ------           --------   -----------    ------

Basic EPS                   $ 97,403   87,416,454    $ 1.11           $ 18,160   79,713,170     $ 0.23

Effect of dilutive securities:
   Employee stock options          -    1,104,271     (0.01)                 -    1,485,878      (0.01)
   Put options                     -      157,684         -                  -            -          -
                            --------   -----------    ------          --------   ----------     ------
Diluted EPS                 $ 97,403   88,678,409    $ 1.10           $ 18,160   81,199,048     $ 0.22


                                             For the nine months ended December 31,
                                          2000                                    1999
                            -------------------------------           --------------------------------
                                       Outstanding                               Outstanding
                            Earnings    Shares        EPS             Earnings      Shares        EPS
                            --------   -----------   ------           ---------  -----------    ------

Basic EPS                   $273,902   87,324,976    $ 3.14           $ 32,053   79,016,082     $ 0.41

Effect of dilutive securities:
   Employee stock options          -    1,408,208     (0.05)                 -    1,690,904      (0.01)
   Put options                     -       49,228         -                  -            0          -
                            --------   ----------    ------           --------    ----------    ------
Diluted EPS                 $273,902   88,782,412    $ 3.09           $ 32,053   80,706,986     $ 0.40


Note 3. Stockholders' Equity

In August 2000, the Company announced a stock repurchase program of up to 4.0 million shares of its common stock. During the quarter ended December 31, 2000, the Company repurchased 0.6 million shares of its common stock at prices ranging from $14.50 to $20.00 per share.

In connection with the stock repurchase program, and in addition to the purchases described above, the Company sold 800,000 put options during the quarter and had 1.0 million put options outstanding at December 31, 2000. The options expire at various dates through June 2001. At December 31, 2000, the $17.3 million aggregate exercise price of 800,000 put options was classified as Common Stock Put Liability, and the related offset was recorded in Treasury Stock, net of $2.2 million of premiums received.

Note 4. Adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income (AOCI) until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

The adoption of SFAS No. 133 did not result in a significant transition adjustment and is therefore not separately captioned in the statement of earnings as cumulative effect of a change in accounting principle. The transition adjustment as of October 1, 2000, was a gain of approximately
$0.9 million  net of tax, and is included in cost of goods sold for the period.

Foreign Currency Risk and Related Hedging Activities

Management of the Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. Forecasted transactions denominated in foreign currencies, such as payroll and other operating costs of the Company's Mexican facilities, are hedged using derivative forward contracts. These contracts have been designated as cash flow hedges and are monitored for effectiveness on a monthly basis. At December 31, 2000, the maximum length of time over which the Company is hedging its foreign currency exposure is twelve months. Changes in the fair value of these contracts, to the extent effective as hedges, are recorded in AOCI. The Company had no impact on earnings resulting from ineffectiveness for the three months ended December 31, 2000. As contracts mature and the hedged forecasted transactions impact earnings, gains and losses are reclassified from AOCI into earnings as a component of cost of goods sold. During the three months ended December 31, 2000, gains of $175 thousand were recognized in cost of goods sold as contracts matured. As of December 31, 2000, net derivative gains of $445 thousand were included in AOCI, all of which are expected to be reclassified into earnings during the next twelve months.

Raw Material Purchase Contracts and Related Hedging Activities

In order to ensure an appropriate supply of certain metals used as raw materials in the manufacture of its products, including palladium and tantalum, the Company enters into purchase contracts with suppliers who also act as counterparties in contracts meeting the SFAS No. 133 definition of derivatives or embedded derivatives. The majority of these contracts qualify for the "normal purchases and normal sales" exclusion within SFAS No. 138, and are not required to be accounted for as derivatives.

However, certain of the contracts containing embedded derivatives with terms that are not clearly and closely related to the host contracts with suppliers are accounted for as derivatives and recorded on the balance sheet at fair value. Changes in the fair value of these contracts are recorded as a component of cost of goods sold. During the three months ended December 31, 2000, the Company recorded losses of $14.4 million and as of December 31, 2000, had a derivative liability of $12.9 million related to such contracts, all of which expire within six months.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Net Sales for the quarter and nine months ended December 31, 2000, increased 74% and 89%, respectively, to $374.9 million and $1,068.1 million as compared to the same periods last year. The increase in net sales was attributable to increased unit volume and average selling prices as overall demand for tantalum and ceramic capacitors exceeded industry capacity. Partial material cost pass-throughs for tantalum and palladium also contributed to the increase in revenues. Sales of surface-mount capacitors for the quarter and nine months ended December 31, 2000, were $341.3 million and $961.2 million, an increase of 82% and 99%, respectively, from the prior-year periods, as demand increased across all market segments. Domestic sales for the same periods increased 69% and 76% to $175.7 million and $504.6 million, respectively. Export sales, led by increased shipments in both Europe and Asia, increased 79% and 103% to $199.2 million and $563.5 million for the quarter and nine months ended December 31, 2000, respectively.

Cost of sales, exclusive of depreciation, for the quarter and nine months ended December 31, 2000, was $180.9 million and $526.9 million, respectively, as compared to $149.6 million and $409.0 million for the same periods last year. As a percentage of net sales, cost of sales, exclusive of depreciation, was 48% and 49% for the quarter and nine months ended December 31, 2000, respectively, as compared to 70% and 73% for the prior-year periods. The decrease in cost of sales as a percentage of sales is primarily the result of higher unit volume, increases in average selling prices, and improved manufacturing margins achieved through operating efficiencies and cost reduction programs.

Selling, general and administrative expenses for the quarter and nine months ended December 31, 2000, were $14.5 million, or 3.9% of sales, and $40.3 million, or 3.8% of sales, respectively, as compared to $12.4 million, or 5.7% of sales, and $35.3 million, or 6.2% of sales, for the prior-year periods. Selling, general and administrative expenses as a percent of sales decreased from the prior-year periods primarily due to increased sales and the Company's continued efforts to control overhead expenses.

Research and development expenses for the quarter and nine months ended December 31, 2000, were $7.2 million and $19.0 million, respectively, as compared to $6.2 million and $15.8 million for the prior comparable periods.

The Company's entrance into the solid aluminum organic capacitor business is an example of the Company's continued objective to invest in the development of new products and technologies. Shipments of this new aluminum product line are scheduled to begin in the fourth quarter of the current fiscal year.

Depreciation and amortization expense for the quarter and nine months ended December 31, 2000, were $16.5 million and $48.0 million, respectively, as compared to $14.4 million and $41.3 million for the prior comparable periods. This increase was primarily due to the increase in capital expenditures over the past fiscal year as the Company expanded its product line and continued to invest in additional capacity to support increased market demand.

Operating income for the quarter and nine months ended December 31, 2000, was $155.9 million and $433.9 million, respectively, compared to $32.5 million and $62.6 million for the comparable periods in the prior year. The increase in operating income resulted primarily from a combination of the aforementioned higher sales levels and improved manufacturing margins.

Interest income for the quarter and nine months ended December 31, 2000, was $4.8 million and $11.8 million, respectively, compared to $0 for the same periods last year. The increase in interest income is due to the investment of a portion of the proceeds of the Company's public offering of common stock completed in January 2000 and an increase in short-term investments as a result of the positive cash flow generated from operations in excess of capital investment spending.

Interest expense for the quarter and nine months ended December 31, 2000, was $2.0 million and $5.7 million, respectively, compared to $2.3 million and $7.5 million for the prior-year periods. The decrease in interest expense was due to a reduction in long-term debt as compared to the prior periods.

Income tax expense totaled $59.1 million and $160.6 million for the quarter and nine months ended December 31, 2000, compared to $8.5 million and $15.1 million for the comparable periods ended December 31, 1999. The increase in income taxes is the result of higher net earnings from increased sales and improved manufacturing margins.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, short-term investments, borrowings under its revolving credit facility and amounts advanced under its foreign accounts receivable discounting arrangements.

Cash flows from operating activities for the nine months ended December 31, 2000, amounted to a surplus of $246.7 million, compared with a surplus of $93.6 million for the nine months ended December 31, 1999. The increase in cash flow was primarily a result of the growth in net income and the timing of cash flows from current assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable.

Capital expenditures were $163.3 million for the nine months ended December 31, 2000, compared to $49.5 million for the nine months ended December 31, 1999. The Company continues to invest in capital to support its long-term growth objectives and to better meet customers' needs. The Company estimates its capital expenditures for fiscal year 2001 to be approximately $210.0 million.

During the nine months ended December 31, 2000, the Company's indebtedness (long-term debt and current portion of long-term debt) did not change. At December 31, 2000, the Company had unused availability under its revolving credit facility and swingline loan of approximately $150.0 million and $10.0 million, respectively.

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

Item 3.  Market Risk

Market risk disclosure included in the Company's fiscal year ending March 31, 2000, Form 10-K, Part II, Item 7 A, is still applicable as of December 31, 2000, with the exception of the commodity price risk updated below and the updated disclosure concerning the Mexican peso forward foreign exchange contracts, which is included in Note 4 of this Form 10-Q.

Commodity Price Risk

The Company purchases various precious metals used in the manufacture of capacitors, primarily palladium and tantalum, and is therefore exposed to certain commodity price risks.

Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. Currently, the Company uses forward contracts and spot buys to secure the acquisition of palladium and manage the price volatility in the market. There has been a dramatic increase in the price of palladium attributed to delays from the Russian supply of the metal, which has caused the price to fluctuate between $433 and $972 per troy ounce over the past year. As a result, the Company is aggressively implementing alternatives, including base metals, to reduce palladium usage in ceramic capacitors and minimize the price risk.

Tantalum powder is a metal used in the manufacture of tantalum capacitors and is primarily purchased under annual contracts. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the recent increase in demand for tantalum capacitors, along with the limited number of tantalum powder suppliers, has led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders have led to price increases of as much as 60%. During the quarter ended December 31, 2000, the Company executed a memorandum of understanding with an Australian mining company to establish a 50/50 joint venture that would own and fund the development of the mining company's existing tantalum projects, and construct and operate one or more processing plants in Australia. The joint venture provides the opportunity to participate in the establishment of a potential independent supply source of tantalum to meet the Company's increasing demand for the metal and is expected to close during the fourth fiscal quarter of this year. The Company continues to explore various alternative sources of supply to ensure a supply of tantalum at reasonable prices.


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

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
     10. Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan Article 7

(b)  Reports on Form 8-K.
     None

                         Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: February 13, 2001


                                      KEMET Corporation



                                      /S/ D.R. Cash
                                      --------------------------
                                      D.R. Cash
                                      Senior Vice President and
                                      Chief Financial Officer