Form 10-K
KEMET CORP
filed 2001-06-15
CIK 887730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                              ACT OF 1934
                 For the fiscal year ended March 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 1, 2001, computed by reference to the closing sale price of the registrant's Common Stock was approximately $1,607,574,363.

Number of shares of each class of Common Stock outstanding as of June 1, 2001:

Common Stock, $.01 Par Value                            87,725,617


                         DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement relating to the annual meeting of Stockholders to be held on July 25, 2001: Part III

PART I

ITEM 1.  BUSINESS

General

KEMET Corporation and subsidiaries ("KEMET" or the "Company") is the world's largest manufacturer of solid tantalum capacitors, the fourth largest manufacturer of multilayer ceramic capacitors("MLCC"), and a leader in the development of solid aluminum capacitors, based on net sales for the calendar year ending December 31, 2000. According to industry sources, solid tantalum, ceramic, and solid aluminum capacitors, which can be surface mount, are the two fastest growing sectors of the United States capacitor industry. In fiscal year 2001, KEMET generated net sales of $1,406.1 million, up 71% from $822.1 million in fiscal year 2000. International sales accounted for approximately 54% of the net sales for fiscal year 2001. During fiscal year 2001, the Company shipped approximately 36.1 billion capacitors, comprised of approximately 35,000 different types of capacitors.

Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors. Capacitors alter the relationship of currents and voltages in a given electrical system, filter or smooth out electrical signals where required, and retard signals of low frequencies while permitting signals of higher frequencies to pass with minimal attenuation. Different types of capacitors are distinguished based on dielectric material, configuration, encapsulation capacitance level and tolerance, performance characteristics, marking and packaging. In addition, capacitors differ based on the method employed to attach them to the circuit board. Surface-mounting allows capacitors to be soldered directly to a circuit board, rather than having lead wires passed through holes to be soldered on the reverse side of a board.

A wide variety of electronic applications utilize KEMET capacitors. These applications include communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, and military and aerospace systems.

KEMET utilizes a direct sales force to market its capacitors to the world's most successful OEMs, Electronics Manufacturing Services providers, and electronics distributors. The Company's customers include Alcatel, Arrow Electronics, Avnet, Celestica, Compaq, Dell, Flextronics, Ford, General Motors, Hewlett-Packard, IBM, Intel, Jabil, Jaco, Lucent Technologies, Motorola, Natsteel, Nokia, Pioneer, Qualcomm, SCI, Siemens, Solectron, TTI and Visteon (formerly part of Ford).

Since its divestiture from Union Carbide ("UCC") in December 1990, the Company's mission has been to be the preferred capacitor supplier to the world's most successful electronics companies and to establish a distinctive competence that differentiates KEMET as the unquestioned best-in-class supplier. The core values that support this vision are:

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

Background of Company

KEMET's operations began in 1919 as a business of UCC to manufacture component parts for vacuum tubes. As vacuum tubes were gradually replaced by solid-state transistors, the Company changed its manufacturing focus from vacuum tube parts to tantalum capacitors, and later added ceramic capacitors to meet the expected need for capacitors in electronic circuit boards. The Company entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, the Company was the United States' market leader in tantalum capacitors, a position that it still holds in an industry consisting of three major tantalum capacitor manufacturers. In 1969, the Company began production of ceramic capacitors as one of approximately 35 United States manufacturers. Within five years, the Company was the second largest United States manufacturer of ceramic capacitors and fourth in the world.

The current Company was formed in 1990 by certain members of the Company's current management, Citicorp Venture Capital, Ltd. ("CVC"), and other investors that acquired the outstanding common stock of KEMET Electronics Corporation from UCC.

Public Offerings, Recapitalization and Stock Purchases

In October 1992, the Company completed an initial public offering of its common stock and a related recapitalization to simplify its capital structure. In June 1993, the Company completed an additional public offering of common stock and used the net proceeds to reduce outstanding indebtedness.

In January 2000, the Company sold 6,500,000 shares of its common stock in a public offering for $142.6 million in net cash proceeds after deducting underwriting fees and offering expenses. Included in the offering were 2,193,220 shares sold by a stockholder of the Company which were shares of non-voting common stock that were converted into common stock on a share-for-share basis. The net proceeds were used to repay outstanding debt under the Company's short-term credit facility and to fund capital expenditures.

In August 2000, the Company announced that its Board of Directors had authorized a program to purchase up to 4.0 million shares of its common stock in the open market. At March 31, 2001, the Company made direct purchases of
1.6 million shares for $29,315 and had outstanding put option obligations for
1.9 million shares with an average exercise price of $18.31 under the program. The program was fulfilled in April 2001, at which time the Company announced that its Board of Directors had authorized a second 4.0 million share stock purchase program. The amount and timing of purchases will depend on market conditions and other factors. The program will be funded from existing cash, and a combination of direct purchases and/or put options may be used to execute the program.

Stock Splits

In September 1995, the Board of Directors declared a two-for-one stock split whereby one additional common share, par value $.01, was issued for each common share outstanding to shareholders of record on September 13, 1995.

In May 2000, the Company's Board of Directors declared a two-for-one stock split. The record date for the split was May 24, 2000, with distribution of the additional shares on June 1, 2000. All references in the consolidated financial statements to number of shares outstanding, price per share, per-share amounts and stock option plan data have been restated to reflect the split.

Refinancing of Outstanding Senior Debt

In October 1996, the Company refinanced the entire balance of its outstanding revolving credit facility and swingline credit facility with new credit facilities. These new credit facilities, each of which had an initial term of five years, include a $150.0 million revolving credit facility and a $10.0 million swingline credit facility. (The term of each of these credit facilities was extended by one year to October 18, 2002.) In May 1998, the Company sold $100 million of its Senior Notes due May 4, 2010.

The Capacitor Industry

The Company estimates that worldwide capacitor consumption was approximately $20.0 billion in the calendar year ending December 31, 2000, with tantalum and multilayer-ceramic capacitors comprising approximately 49% of the market. According to industry sources, tantalum capacitors and MLCC's accounted for approximately 81% of the $4.1 billion market for capacitors consumed in the United States in 2000 and constituted the two fastest growing sectors of the United States capacitor market.

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

The capacitor industry has shifted its manufacturing focus from traditional leaded capacitors toward surface-mount capacitors in order to increase circuit board densities, decrease the size of electronic components, and more highly automate production. Surface-mount capacitors are generally smaller than similar leaded capacitors and can be mounted on both sides of a circuit board. To meet the increased demand for surface-mount capacitors, the Company has invested $550.9 million in capital expenditures during the past five fiscal years with a substantial portion spent to expand surface-mount manufacturing capacity.

Our Strategy

KEMET has used its position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of its customers. Key elements of the Company's strategy include the following business objectives:

Maintaining Long-Term Customer Relationships. KEMET continually seeks to maintain the number of business relationships it has with leading electronics companies and to increase the percentage of each key customers' requirements which the Company supplies under these relationships. Key customers have moved toward long-term buying relationships with a limited number of capacitor manufacturers as a method to increase long-term quality and reduce the overall cost of acquiring component products. Key customers are demanding increased levels of service to provide ease of ordering, just-in-time delivery to multiple facilities, flexible scheduling, computerized paperless purchasing, specialized packaging, and a full breadth of product offerings. KEMET believes that it has responded to each of these customer needs and positioned the Company to capture a larger portion of OEMs' capacitor supply requirements. In addition, KEMET will continue to develop and expand preferred supplier relationships with its customers to ensure its ability to meet their rapidly changing demands. Preferred supplier and other similar long-term relationships accounted for more than 90% of KEMET's net sales for fiscal year 2001.

Providing Product Breadth and Service Flexibility. KEMET manufactures a full line of products with different specifications in order to respond to the needs of its customers. During fiscal year 2001, the Company manufactured approximately 36.1 billion capacitors, comprised of approximately 35,000 different types of capacitors, with types being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking, and packaging.

KEMET believes that it is a market leader in reliable and timely delivery of capacitor products. As most key customers have moved to just-in-time inventory management, the timeliness and reliability of shipments by their suppliers have become increasingly important. The Company has designed its manufacturing facilities and order entry system to respond quickly to customer needs and has invested over $10.0 million in an easy-to-buy-from order entry system. KEMET's order entry system provides on-line pricing, scheduled delivery dates, and accurate inventory information and provides a direct link between the Company and its major distributors.

Manufacturing High-Quality Products. KEMET is a leader in an industry in which customers require high-quality standards and exacting product specifications. The Company emphasizes continuous product improvement and a company-wide commitment to quality. As a result, KEMET has received numerous quality awards from customers such as Alcatel, AT&T, Ford, General Instrument, General Motors, Honeywell, Intel, Motorola, Rockwell International, Rolm Systems, Solectron, Sun Microsystems, Texas Instruments, and 3Com.

Investing in Surface-Mount Manufacturing Capacity. Demand for capacitors has continued to evolve from leaded toward surface-mount capacitors, as KEMET's customers continue to increase circuit board densities and shift to more highly automated production techniques. The Company believes that by increasing surface-mount capacity to meet the demands of its OEM customers, it will increase sales in the growing surface-mount capacitor market. During the past five fiscal years, the Company has invested $550.9 million in capital expenditures, a substantial portion of which was spent to expand surface-mount
manufacturing capacity.   KEMET intends to make further capital investments in
surface-mount manufacturing capacity in order to serve the growing needs of its customers. For fiscal year 2001, sales of surface-mount capacitors accounted for approximately 90% of the net sales, as compared to 86% for fiscal year 2000 and 81% for fiscal year 1999.

Improving Current Products and Developing New Products. KEMET's customers increasingly look for greater capacitance in smaller products, higher frequency response for fast microprocessors, and lower resistance to extend battery life in portable electronics. To respond to its customers' needs, the Company has several high capacitance, high frequency response, low electrical series resistance (ESR) product development initiatives. The Company has a technical alliance with NEC Corporation to produce KO-CAPS (high-capacitance, low ESR , organic polymer tantalum capacitors). Advanced tantalum capacitors also include MATS (ultra-low ESR, multiple anode tantalums). A technical alliance with Showa Denko K.K. allows the Company to produce AO-CAPS (solid conductive polymer aluminum surface-mount capacitors.) The Company's inaugural shipments of KO-CAPS and MATS began in early fiscal 2001 and shipments of AO-CAPS began late in fiscal 2001. Another significant product development initiative includes high capacitance, base metal electrode ceramic capacitors.

Remaining an Overall Low-cost Producer. KEMET's customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component manufacturers. The Company believes that it has achieved a leading position as an overall low-cost producer of capacitors. To maintain this position, it is constantly seeking to reduce material and labor costs, develop cost-efficient manufacturing equipment and processes, and design manufacturing plants for efficient production.

KEMET has been able to reduce the manufacturing cost of its products by increasing materials utilization efficiency and production yields. In addition, the Company has been successful at reducing assembly direct labor costs by locating plants in areas with relatively low-cost labor. KEMET capacitors have been assembled in Mexico for over 30 years.

KEMET has a dedicated engineering team that continues to develop faster and more efficient automated manufacturing, assembly, testing, and packaging machines and processes. The Company has designed each of its manufacturing and assembly facilities to produce one product or a family of closely related products. KEMET's management believes that this focused approach to manufacturing allows each facility to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which lead to overall reduced costs.

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

KEMET manufactures a full line of capacitors using three types of dielectrics, solid tantalum, multilayer ceramic and solid aluminum, which were introduced late in fiscal year 2000. Most customers buy both tantalum and ceramic capacitors from the Company. KEMET manufactures these types of capacitors in many different sizes and configurations. The Company produces leaded capacitors, which are attached to a circuit board using lead wires, and surface-mount capacitors, which are attached directly to the circuit board without lead wires.

The choice of capacitor dielectric is driven by the engineering specifications and application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, size and cost. Tantalum and ceramic capacitors continue to be the preferred dielectrics in new design applications, as compared to capacitors made of other dielectrics. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and are best suited for applications requiring lower to medium capacitance values. Generally, ceramic capacitors are more cost-effective at lower capacitance values, tantalum capacitors are more cost-effective at higher capacitance values, and solid aluminum capacitors are expected to be more cost effective at higher capacitance values.

Management believes that sales of surface mount capacitors, including MLCC's, solid tantalum, and solid aluminum capacitors will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets because technological breakthroughs in electronics are regularly expanding the number and type of applications for these products. Tantalum, MLCC, and solid aluminum capacitors have special properties valuable for surface-mount applications.

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

The Company believes it has taken advantage of the growth of the surface-mount capacitor market and is an industry leader in designing and marketing surface-mount capacitors. Demand has shifted from leaded to surface-mount capacitors because surface-mount capacitors are more commonly incorporated into new product designs which rely on higher density circuit boards. As a result, worldwide sales of leaded capacitors have been declining over the past six years and have been offset by an increase in worldwide sales of surface-mount capacitors. Consequently, although KEMET intends to make further capital investments in surface-mount manufacturing capacity to serve the growing needs of its customers, the Company's results of operations and growth prospects could be adversely affected in the event that the Company does not continue to increase its production and sales of surface-mount capacitors.

The following table shows the respective percentages of the Company's sales of surface-mount capacitors and leaded capacitors for the fiscal years ended March 31, 2001, 2000, and 1999.

Net Sales

(dollars in millions)



Fiscal Years Ended March 31,








2001
2000
1999

-------------------
-------------------
-------------------

Sales
Percent
Sales
Percent
Sales
Percent














Surface-mount
  $1,261.9
    90%
  $711.0
    86%
  $459.3
    81%
Leaded
     144.2
    10%
   111.1
    14%
   106.3
    19%

  --------
  ------
  ------
  ------
  ------
  ------

  $1,406.1
   100%
  $822.1
   100%
  $565.6
   100%

  ========
  ======
  ======
  ======
  ======
  ======








Markets and Customers

KEMET's products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military and aerospace industries. KEMET also sells an increasing number of its products to EMS providers, which also serve OEMs in these industries. The Company is not dependent on any one customer or group of related customers. Two customers in fiscal year 2001 and one customer in fiscal years 2000 and 1999 accounted for over 10% of the Company's net sales. The Company's top 50 customers accounted for approximately 91% of the Company's net sales during fiscal year 2001.

Preferred supplier and similar long-term relationships with key customers accounted for over 90% of the Company's net sales in fiscal years 2001, 2000, and 1999.

The following table presents an overview of the diverse industries that incorporate the Company's capacitors into their products and the general nature of those products.


Industry	Products
--------              --------

Automotive	Audio systems, power train electronics,
instrumentation, airbag systems, anti-lock braking systems, electronic engine controls, air conditioning controls, and security systems

Business Equipment	Copiers, point-of-sale terminals, and fax machines

Communications	Cellular phones, modems, telephones, switching
equipment, and relays

Computer-related	Personal computers, workstations, mainframes, computer
peripheral equipment, power supplies, disk drives, printers, and local area networks

Industrial	Electronic controls, measurement equipment,
instrumentation, and medical electronics

Military/Aerospace	Avionics, radar, guidance systems, and satellite,
communications

KEMET produced a small percentage of its capacitors under military specification standards sold for both military and commercial uses during fiscal year 2001. The Company does not sell any of its capacitors directly to the U.S. government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs which produce products principally for the military and aerospace industries accounted for less than 2% of its net sales during fiscal year 2001. Certain of the Company's other customers may also purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

KEMET's domestic sales, and most of its international sales, are made through the Company's direct sales and customer service employees. The Company's domestic sales staff is located in seven regional offices, fourteen local offices, and five satellite offices. A substantial majority of the Company's international sales are made through four regional, three local, and nine satellite offices in Europe, six Far East locations, two Canadian locations, and one Mexican location. The Company also has independent sales representatives located in Argentina, Brazil, Israel, Puerto Rico, Canada, and the United States.

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

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 39%, 39%, and 29% of the Company's net sales in fiscal years 2001, 2000, and 1999, respectively. In fiscal year 2001, two distributors of passive components each accounted for more than 10% of net sales.

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

International Sales

During fiscal year 2001, net sales outside of North America were approximately $763.7 million of capacitors, representing approximately 54% of the Company's net sales. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company's capacitor market shares in European and Asian markets tend to be significantly lower than in the United States because some international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company's export sales are made to foreign operations of U.S. manufacturers. A portion of the Company's European sales are denominated in local currencies and the Euro; therefore, a significant appreciation of the U.S. dollar against such foreign currencies or the Euro would reduce the gross profit realized by the Company on its European sales as measured in U.S. dollars. Substantially all of the Company's European export shipments are made duty-paid, free delivery as required by local market conditions (see note 9 to Consolidated Financial Statements).

Inventory and Backlog

Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, cancellations have not been significant to date.

The backlog of outstanding orders for the Company's products was $168.6 million, and $354.2 million, at March 31, 2001 and 2000, respectively. The Company believes the decrease was primarily a result of a industry-wide cyclical correction of a long-term growth phase that originated in the fourth quarter of fiscal year 2001 as opposed to the growing demand in the prior fiscal year. The current backlog is expected to be filled during the next three months. Most of the orders in the Company's backlog may be canceled by its customers, in whole or in part, although some may be subject to penalty.

Competition

The market for tantalum and ceramic capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs, and few import barriers. Competitive factors that influence the market for the Company's products include product quality, customer service, technical innovation, pricing, and timely delivery. The Company believes that it competes favorably on the basis of each of these factors.

The Company's major domestic competitors include AVX Corporation in the production of tantalum and ceramic capacitors and Vishay Intertechnology, Inc., in the production of tantalum and MLCC ceramic capacitors. The Company's major foreign competitors include AVX Corporation in the production of tantalum and ceramic capacitors, Murata Manufacturing Company Ltd. and TDK Corporation in the production of ceramic capacitors, and NEC Corporation in the production of tantalum capacitors.

Raw Materials

The most expensive raw materials used in the manufacture of the Company's products are tantalum powder, palladium and silver. These materials are considered commodities and are subject to price volatility. Tantalum powder is primarily purchased under annual contracts, while palladium and silver are primarily purchased on the spot and forward markets, depending on market conditions. For example, if the Company believes that prices are likely to rise, it may purchase a significant amount of its annual requirements for forward delivery.

There are presently three suppliers that process tantalum ore into capacitor-grade tantalum powder. Tantalum powder is a metal used in the manufacture of tantalum capacitors and is primarily purchased under annual contracts. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound late in the year. The Company was able to pass price increases to its customers due to the strong demand for capacitors but may not be able to do so in the future. Although the price of tantalum is down from its peak, the Company is exploring various alternative sources of supply to ensure a supply of tantalum at reasonable prices.

During fiscal 2001, the Company entered into a 50/50 joint venture agreement with Australian Gold Mines NL ("AGM") to establish an independent source of tantalum to meet the increasing demand for tantalum capacitors from key customers. This transaction closed in April 2001. The Company's initial investment in the joint venture is approximately $4.9 million, and the Company acquired a 10 percent interest in AGM for approximately $2.3 million. The Company has the right to acquire all processed tantalum products from the initial production plant, which began operations in the quarter ended March 31, 2001, and from any future processing operations. The products are expected to be toll converted into tantalum powder necessary for the production of capacitors. The Company anticipates that current mining operations will initially provide up to 10% to 15% of its annual tantalum requirements.

Although palladium is presently found primarily in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase its palladium requirements. Although palladium required by the Company has generally been available in sufficient quantities, the limited number of suppliers could lead to higher prices, and the inability of the Company to pass any increase on to its customers could have an adverse effect on the margin of those products in which the metal is used. The Company continues to take actions to minimize the impact of future palladium price increases on its profit margins. The Company has a major product development initiative to shift from the production of MLCCs using palladium\silver electrodes to processes using base metal electrodes, such as nickel. At March 31, 2001, the Company had displaced approximately 50% of the palladium that it otherwise would have used to manufacture MLCCs.

Silver and aluminum have been generally been available in sufficient quantities, and the Company believes there are a sufficient number of suppliers from which the Company can purchase its requirements.

Patents and Trademarks

At March 31, 2001, the Company held 60 United States and 100 foreign patents and 9 United States and 71 foreign trademarks. The Company has entered into few licensing arrangements for technology or products as it believes that the success of its business is not materially dependent on the existence or duration of any patent, license, or trademark, other than the name "KEMET." The Company's engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company's manufacturing facilities and reduce costs.

Research and Development

Research and Development expenses were $26.2 million for fiscal year 2001 compared to $23.9 million for fiscal year 2000. These amounts include expenditures for product development, such as aluminum capacitors introduced in fiscal year 2001, and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company's products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

Environmental

The Company is subject to various Mexican and United States federal, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals used and generated in manufacturing electronic components. Based on the annual costs incurred by the Company over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect on the Company's capital expenditures, earnings or competitive position. The Company believes, however, that it is reasonably likely that the trend in environmental litigation, laws, and regulations will continue to be toward stricter standards. Such changes in the law and regulations may require the Company to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on the Company's financial condition. See "Legal Proceedings" for a discussion of certain other environmental matters.

Employees

As of May 31, 2001, KEMET had approximately 12,200 employees, of whom approximately 3,600 were located in the United States, approximately 8,400 were located in Mexico, and the remainder were located in the Company's foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 6,000 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company's labor costs in Mexico are denominated in pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company's labor costs in Mexico.

ITEM 2.  PROPERTIES

KEMET is headquartered in Greenville, South Carolina, and has a total of 16 manufacturing plants and distribution centers located in the southeastern United States and Mexico. The manufacturing operations are in Simpsonville, Mauldin, Fountain Inn, and Greenwood, South Carolina; Shelby, North Carolina; Matamoros, Monterrey, and Ciudad Victoria, Mexico. The Company's existing manufacturing and assembly facilities have approximately 2.2 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under the program is afforded certain duty and tax preferences and incentives on products brought back into the United States. The Company has operated in Mexico since 1969 and over 65% of its employees are located in Mexico. The Company's Mexican facilities in Matamoros are located within five miles of Brownsville, Texas, with easy access for daily shipments of work-in-process and finished products. The Company also has manufacturing facilities in Monterrey which commenced operations in 1991. The Company constructed and put into production a new manufacturing plant in Monterrey in 1997. During fiscal year 2000, the Company began production in a new manufacturing facility for tantalum capacitors in Ciudad Victoria, Mexico. The Company's manufacturing processes and standards, including compliance with applicable environmental and worker safety laws and regulations, are essentially identical in the United States and Mexico. The Company's Mexican operations, like its United States operations, have won numerous quality, environmental, and safety awards.

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


The following table provides certain information regarding the Company's principal facilities:








Date




Constructed




Acquired or




First

Square
Type of
Description
Occupied by
Location
Footage
Interest
Of Use
Company
--------------------------
  -------
 ---------
-------------------------
-----------
Greenville, South Carolina
  372,000
Owned
Manufacturing/Headquarters
    1963





Matamoros, Mexico (2)
  291,000
Owned
Manufacturing
    1985





Monterrey, Mexico (1)
  275,000
Owned
Manufacturing
    1991





Ciudad Victoria, Mexico
  259,000
Owned
Manufacturing
    1999





Fountain Inn, South Carolina
  249,000
Owned
Manufacturing
    1985





Monterrey, Mexico
  229,000
Owned
Manufacturing
    1996





Mauldin, South Carolina
  129,000
Owned
Manufacturing
    1971





Shelby, North Carolina
  117,000
Owned
Manufacturing
    1982





Greenwood, South Carolina
  113,000
Owned
Manufacturing
    1981





Mauldin, South Carolina
   80,000
Leased
Distribution/Storage
    1976





Matamoros, Mexico
   68,000
Owned
Manufacturing
    1977





Brownsville, Texas
   60,000
Leased
Shipping/Distribution
    1992










(1) Includes two separate manufacturing facilities.
(2) Includes three separate manufacturing facilities.


ITEM 3.  LEGAL PROCEEDINGS

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and certain analogous state laws, impose retroactive, strict liability upon certain defined classes of persons associated with releases of hazardous substances into the environment. Among those liable under CERCLA (known collectively as "potentially responsible parties" or "PRPs") is any person who "arranged for disposal" of hazardous substances at a site requiring response action under the statute. While a company's liability under CERCLA is often based upon its proportionate share of overall waste volume or other equitable factors, CERCLA has been widely held to permit imposition of joint and several liability on each PRP. The Company has periodically incurred, and may continue to incur, liability under CERCLA and analogous state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a PRP at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a "de minimis" party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with Union Carbide in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company's financial condition. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company's quarter ended March 31,2001.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

As of December 9, 1999, the Company's Common Stock began trading on the New York Stock Exchange under the symbol KEM. Prior to that date, the Common Stock was traded on the Nasdaq Stock Market under the symbol KMET. The Company had approximately 51,200 stockholders as of June 1, 2001, of which 399 were stockholders of record. The following table represents the high and low sale prices of the Common Stock as reported by the appropriate exchange for the periods indicated and are adjusted to reflect additional shares issued on June 1, 2000 in connection with the two-for-one stock split:




Fiscal 2001
Fiscal 2000

----------------------
----------------------

   High
   Low
   High
   Low





     First Quarter
  $44.22
  $24.19
  $11.63
  $ 5.72
     Second Quarter
   33.94
   22.50
   16.50
   10.57
     Third Quarter
   29.19
   13.75
   22.69
   13.19
     Fourth Quarter
   23.31
   14.25
   40.00
   16.00










The Company has not declared or paid any cash dividends on its Common Stock since the initial public offering in October 1992. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of the Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" contained in this Form 10-K for fiscal year 2001.




ITEM 6.  SELECTED FINANCIAL DATA



Years Ended March 31,

------------------------------------------------------------------
Dollars in thousands

Except per share data
2001
2000
1999
1998
1997

-----------
 -----------
-----------
-----------
-----------
Income Statement Data:





Net sales
 $1,406,147
   $822,095
   $565,569
   $667,721
   $555,319
Operating income
    566,986
    124,315
     22,604
     82,202
     62,415
Interest income
    (16,713)
     (2,079)
          -
          -
          -
Interest expense
      7,507
      9,135
      9,287
      7,305
      5,709
Net earnings
 $  352,346
   $ 70,119
   $  6,150
   $ 49,190
   $ 37,169
-----------------------
-----------
 -----------
-----------
-----------
-----------
Per Common Share Data:





Net earnings per common





  share-diluted
    $4.00
     $0.85
      $0.08
      $0.62
      $0.47
Net earnings per common





  share-basic
    $4.05
     $0.87
      $0.08
      $0.63
      $0.48
Weighted average shares





  outstanding





    -diluted
 88,181,118
 82,411,634
 79,027,860
 78,854,328
 78,553,356
    -basic
 86,930,965
 80,650,376
 78,441,440
 78,146,444
 77,474,320
-----------------------
-----------
-----------
-----------
-----------
-----------
Balance Sheet Data:





Total assets
 $1,366,530
   $927,256
   $663,690
   $642,109
   $543,244
Working capital
    460,055
    260,154
     90,371
     48,772
     63,068
Long-term debt
    100,000
    100,000
    144,000
    104,000
    102,900
Stockholders' equity
    886,176
    547,456
    313,674
    306,260
    252,123
-----------------------
-----------
-----------
-----------
-----------
-----------
Other Data:





Cash flow from





  operating activities
 $  385,521
   $177,717
   $ 20,817
   $ 88,153
   $ 55,818
Capital expenditures
    210,559
     82,009
     59,047
    114,516
     84,755
Research and development
     26,188
     23,918
     21,132
     23,766
     20,753
-----------------------
-----------
-----------
-----------
-----------
-----------





















ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Outlook

The fiscal year ended March 31, 2001, was the most financially successful year in the history of the Company. The Company's net income for the year ended March 31, 2001, of $352.3 million, exceeded the earnings from all previous periods combined. The Company also ended the fiscal year in the strongest financial position in its history with $360.8 million in cash, $100.0 million in long-term debt, and $886.2 million in shareholders' equity. The Company believes this performance validates its business model as well as the capabilities of its experienced management team. The Company anticipates using these resources to take advantage of significant market opportunities, including high-frequency tantalum, high-capacitance ceramic, and new solid aluminum capacitors. The electronics industry is a high-growth, cyclical industry. The extraordinary financial results for the fiscal year ended March 31, 2001 coincidentally came near the end of a cycle that began with the Asian crisis in fiscal year 1999.

The industry is now in another correction phase of the long-term growth trend. The Company is of the opinion that the rapidity with which this inventory/capacity correction is occurring is unprecedented compared to previous cycles. The Company's near-term visibility is limited because of the general uncertainty in the industry. The Company estimates, given the high level of economic uncertainty, that revenues for the quarter ending June 30, 2001, will be down over 40% from the quarter ended March 31, 2001, due to an inventory correction in the electronics industry. The backlog entering the quarter ending June 30, 2001, of $168.6 million, is less than half that of a year ago. Selling prices for tantalum capacitors increased significantly during the 15 months ended March 31, 2001, due to strong demand and the dramatic rise in the cost of tantalum ore. The Company expects selling prices for tantalum capacitors to decline industry-wide during calendar 2001 as demand decreases due to the inventory correction and shortages in the world supply of tantalum powder are alleviated. The Company thinks that the gross margin percentage for the fiscal year ending March 31, 2002, will average in the range of 30% to 35%. The Company believes the quarter ending June 30, 2001, will be the low point in the correction phase of the current cycle. In this environment, the Company will continue to focus its efforts on cost reduction and development of new products so it will again be well positioned to benefit as the industry recovers. Please refer to the discussion under the caption "Safe Harbor Statement" below for a discussion of certain risks and uncertainties relating to the statements above.

During fiscal year 2001, the Company entered into a 50/50 joint venture agreement with Australasian Gold Mines NL ("AGM") to establish an independent source of tantalum to meet the increasing demand for tantalum capacitors from key customers. This transaction closed in April 2001. The Company's initial investment in the joint venture is approximately $4.9 million. The Company also acquired a 10 percent interest in AGM for approximately $2.3 million. The Company has the right to acquire all processed tantalum products from the initial production plant, which began operations in the March quarter, and from any future processing operations. These tantalum products are expected to be toll converted into tantalum powder necessary for the production of capacitors. The Company anticipates that current mining operations will initially provide up to 15% of its annual tantalum requirements.

Comparison of Fiscal Year 2001 to Fiscal Year 2000

Net sales for fiscal year 2001 were $1,406.1 million, which represented a 71% increase from fiscal year 2000 net sales of $822.1 million. The increase in net sales was attributed to the strong growth in demand for electronic products such as computers and peripherals, cell phones, and automotive electronic systems. Average selling prices continued an upward trend that began in the prior fiscal year. Unit volumes increased approximately 15% to
36.1 billion units in fiscal year 2001, from 31.5 billion units in fiscal year 2000. The Company experienced growth in both domestic and export markets as domestic sales increased 57% and export sales increased 85%.

Cost of sales, exclusive of depreciation, for the year ended March 31, 2001, was $693.7 million as compared to $569.7 million for the year ended March 31, 2000. As a percentage of net sales, cost of sales, exclusive of depreciation, for fiscal year 2001 was 49% as compared to 69% for fiscal year 2000. The decrease in cost of sales as a percentage of net sales was attributed to higher average selling prices during fiscal year 2001, gains from manufacturing efficiencies due to higher unit volume, and the results of the Company's cost reduction programs such as reduced palladium usage in ceramic capacitors.

Selling, general, and administrative expenses for the year ended March 31, 2001, were $55.7 million, or 4% of net sales, as compared to $48.5 million, or 6% of net sales, for the year ended March 31, 2000. The decrease in selling, general, and administrative expenses as a percentage of sales is primarily due to the impact of higher sales volume and increased average selling prices.

Research, development, and engineering expenses were $26.2 million for fiscal year 2001, compared to $23.9 million for fiscal year 2000. These costs reflect the Company's continuing commitment to the development and introduction of new products, such as aluminum capacitors, along with the improvement of product performance and production efficiencies.

Depreciation and amortization for fiscal year 2001 was $63.6 million, an increase of $7.9 million, or 14%, from $55.7 million for fiscal year 2000. The increase resulted primarily from depreciation expense associated with increased capital expenditures during the current and prior fiscal years.

Operating income was $567.0 million for fiscal year 2001, compared to $124.3 million for fiscal year 2000. The increase in operating income resulted primarily from the increase in net sales and improvements in cost of sales as discussed above.

Income tax expense for fiscal year 2001 was 38% of net earnings before income taxes. Both federal and state taxes increased over fiscal year 2000 as loss carryforwards and credits were not available in fiscal year 2001 to the extent they were available in the prior fiscal year.

Comparison of Fiscal Year 2000 to Fiscal Year 1999

Net sales for fiscal year 2000 were $822.1 million, which represents a 45% increase from fiscal year 1999 net sales of $565.6 million. The increase in net sales was attributed to the strong growth in demand for electronic products such as computers and peripherals, cell phones, and automotive electrical systems. This growth in demand led to increased unit volume and an improvement in the pricing environment as average selling prices increased from their previously depressed levels. Demand for surface-mount capacitors contributed to the growth as net sales increased 55% to $711.0 million for fiscal year 2000. The Company experienced growth in both domestic and export markets as domestic sales increased 39% and export sales increased 52%, partially due to the recovery of the Asian economy.

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

Selling, general, and administrative expenses for the year ended March 31, 2000, were $48.5 million, or 6% of net sales, compared to $46.6 million, or 8% of net sales, for the year ended March 31, 1999. The decrease in selling, general, and administrative expenses as a percentage of sales is primarily due to the impact of higher sales volume and increased average selling prices.

Research, development, and engineering expenses were $23.9 million for fiscal year 2000, compared to $21.1 million for fiscal year 1999. These costs reflect the Company's continuing commitment to the development and introduction of new products, along with the improvement of product performance and production efficiencies.

Depreciation and amortization for fiscal year 2000 was $55.7 million, an increase of $8.8 million, or 19%, from $46.9 million for fiscal year 1999. The increase resulted primarily from depreciation expense associated with increased capital expenditures during the current and prior fiscal years.

Operating income was $124.3 million for fiscal year 2000, compared to $22.6 million for fiscal year 1999. The increase in operating income resulted primarily from the increase in net sales and improvements in cost of sales as discussed above.

Income tax expense for fiscal year 2000 was 34% of net earnings before income taxes. The decrease from the federal statutory rate of 35% is primarily the result of increased foreign sales corporation benefits and lower state tax expense.

Quarterly Results of Operations

The following table sets forth certain quarterly information for the years ended March 31, 2001 and 2000. This information is unaudited but, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein


                                Fiscal year ended March 31, 2001

----------------------------------------------------------------
Dollars in thousands
except per share data
  First
  Quarter
  Second
  Quarter
  Third
  Quarter
  Fourth
  Quarter

  Total

 ----------
 ----------
 ----------
 ----------
 ----------
Net sales
  $329,169
   $364,049
   $374,930
   $337,999
 $1,406,147






Gross profit (exclusive
  of depreciation) (1)

    159,333

    187,875

    194,011

    171,269

    712,488






Net earnings
   $ 80,235
   $ 96,264
   $ 97,403
   $ 78,444
 $  352,346






Net earnings per common
  share (basic)

      $0.92

      $1.10

      $1.11

      $0.91

      $4.05






Net earnings per common
  share (diluted)

      $0.90

      $1.08

      $1.10

      $0.90

      $4.00






Weighted average shares
  outstanding (basic)

 87,324,021

 87,414,074

 87,416,454

 86,362,252

 86,930,965
Weighted average shares
  outstanding (diluted)

 88,915,974

 88,804,300

 88,678,409

 87,414,105

 88,181,118

                                Fiscal year ended March 31, 2000

----------------------------------------------------------------
Dollars in thousands
except per share data
  First
  Quarter
  Second
  Quarter
  Third
  Quarter
  Fourth
 Quarter

  Total

 ----------
 ----------
 ----------
 ----------
 ----------
Net sales
   $162,649
   $186,187
   $215,139
   $258,120
   $822,095






Gross profit (exclusive
  of depreciation) (1)

     39,665

     49,794

     65,501

     97,429

    252,389






Net earnings
   $  4,694
   $  9,199
   $ 18,160
   $ 38,066
   $ 70,119






Net earnings per common
  share (basic)

      $0.06

      $0.12

      $0.23

      $0.44

      $0.87






Net earnings per common
  share (diluted)

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

During fiscal year 2001, the Company generated $385.5 million in net cash from operating activities as compared to $177.7 million in fiscal year 2000. In turn, this led to a significant increase in cash and short-term investments to $360.8 million from $199.4 million at March 31, 2001 and 2000, respectively. The increase in cash flow from operating activities was primarily a result of the increase in net income and, to a lesser extent, the timing of cash flows from current assets and liabilities, such as accounts receivable, inventory, accounts payable, accrued liabilities, and income taxes payable.

Inventories increased to $202.3 million at March 31, 2001, from $131.0 million at March 31, 2000, due to an increase in units as well as higher raw material prices. Current liabilities increased to $285.1 million at March 31, 2001, versus $189.1 million at March 31, 2000, commensurate with the increase in business activity in fiscal year 2001 versus fiscal year 2000.

The Company invested $210.6 million in capital expenditures in fiscal year 2001 versus $82.0 million in fiscal year 2000, and expects to invest approximately $100.0 to $150.0 million in fiscal year 2002. The fiscal year 2001 capital was primarily invested in surface-mount manufacturing capacity as the Company expects continued future growth in capacitor demand.

The Company is subject to restrictive covenants which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt, cash flows, and net worth. At March 31, 2001, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

During fiscal year 2000, the Company's long-term debt decreased $44.0 million, as the Company reduced its indebtedness with the proceeds from the January 2000 Secondary Offering. At March 31, 2001, the Company had unused availability under its revolving credit facility and its swingline credit facility, both of which expire in October 2002, of $150.0 million and $10.0 million, respectively.

On January 20, 2000, the Company sold 6,500,000 shares of its common stock in a public offering for $142.6 million in net cash proceeds after deducting underwriting fees and offering expenses. Included in the offering were 2,193,220 shares sold by a stockholder of the Company which were shares of non-voting common stock that were converted into common stock on a share-for-share basis. The net proceeds were used to repay outstanding debt under the Company's short-term credit facility and to fund capital expenditures.

In August 2000, the Company announced that its Board of Directors had authorized a program to purchase up to 4.0 million shares of its common stock in the open market. As of March 31, 2001, the Company had made direct purchases of 1.6 million shares for $29.3 million and had outstanding put option obligations for1.9 million shares with an average exercise price of $18.31 under the program. The program was fulfilled in April 2001, at which time the Company announced that its Board of Directors had authorized a second
4.0 million stock purchase program. The amount and timing of purchases will depend on market conditions and other factors. The program will be funded from existing cash, and a combination of direct purchases and put options may be used to execute the program.

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

The Company presently has a total of eight manufacturing facilities in Matamoros, Monterrey, and Ciudad Victoria, Mexico, with over 60% of the Company's employees located there. In fiscal year 2001, the volatility of the Mexican peso did not have a material impact on the Company's performance.

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

The Company believes its strong financial position will permit the financing of its business needs and opportunities. It is anticipated that ongoing operations will be financed primarily by internally generated funds. In addition, the Company has the flexibility to meet short-term working capital and other temporary requirements through utilization of borrowings under its bank credit facilities.

Adoption of Accounting Standards

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income ("AOCI") until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

Prior to adoption of SFAS No. 133, the Company recorded gains and losses related to the hedges of forecasted foreign currency transactions directly to earnings ("Other income and expense"), and gains and losses related to hedges of firm commitments were deferred and recognized in earnings as adjustments of carrying amounts when the transactions occurred.

The adoption of SFAS No. 133 did not result in a significant transition adjustment and is therefore not separately captioned in the statement of earnings as cumulative effect of a change in accounting principle. The transition adjustment as of October 1, 2000, was a gain of approximately $0.9 million net of tax, and is included in cost of goods sold for the period.

The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (the "SAB") effective January 1, 2001. The SAB requires that a company recognize revenue only when all of the following criteria are met:
(1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred or services have been rendered; (3) The seller's price to the buyer is fixed or determinable; and (4) Collectibility is reasonably assured. Upon adoption of
(2) the SAB, there was no impact on the Company's results of operations or financial condition.

Safe Harbor Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that these forward-looking statements be subject to the safe harbor created by that provision. These forward-looking statements involve risks and uncertainties beyond the Company's control. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future events, plans or expectations contemplated by the Company will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. Finally, the Company cannot assume responsibility for certain information that is based upon market estimates.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET's actual results and could cause KEMET's actual consolidated results for the first quarter of fiscal year 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

A moderating growth rate in end-use products which incorporate the Company's products and the effects of a down-turn in the general economy or in general business conditions;

Underutilization of KEMET's plants and factories, or of any plant expansion or new plant, including, but not limited to, those in Mexico, resulting in production inefficiencies and higher costs; start-up expenses, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new plants and expansions; capacity constraints that could limit the ability to continue to meet rising demand for surface-mount capacitors;

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

The amount and rate of growth in the Company's selling, general, and administrative expenses, and the impact of unusual items resulting from KEMET's ongoing evaluation of its business strategies, asset valuations, and organizational structure;

The acquisition of fixed assets and other assets, including inventories and receivables; the making or incurring of any expenditures and expenses, including, but not limited to, depreciation and research and development expenses; any revaluation of assets or related expenses; and the amount of and any changes to tax rates;

The effect of any changes in trade, monetary, and fiscal policies, laws, and regulations; other activities of governments, agencies, and similar organizations; social and economic conditions, such as trade restrictions or prohibitions, inflation, and monetary fluctuations; import and other charges or taxes; the ability or inability of KEMET to obtain, or hedge against, foreign currency; foreign exchange rates and fluctuations in those rates, particularly a strengthening of the U.S. dollar; nationalization; unstable governments and legal systems; intergovernmental disputes; the costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); settlements, investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; adoptions of new or changes in accounting policies and practices and the application of such policies and practices; the effects of changes within KEMET's organization, particularly at the executive officer level, or in compensation and benefit plans; the amount, type, and cost of the financing which the Company has and any changes to that financing; the effects of severe weather on KEMET's operations, including disruptions at manufacturing facilities; the effects of a disruption in KEMET's computerized ordering systems; and the effects of a disruption in KEMET's communications systems.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company's debt financing alternatives include a revolving credit agreement which is priced on a floating rate basis at a spread over U.S. dollar LIBOR. Accordingly, any movement in U.S. dollar LIBOR would impact the Company's interest expense, except for the fact that the outstanding balance under this facility at March 31, 2001, was $0. The Company has not historically used interest rate swaps, interest rate caps, or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt.

Foreign Currency Exchange Rate Risk

A portion of the Company's sales to its customers in Europe are denominated in local European currencies, thereby creating an exposure to foreign currency exchange rate risk. Also, a portion of the Company's cost in its Mexican operations are denominated in Mexican pesos, creating an exposure to exchange rate risk. In order to minimize its exposure to such risk, the Company will periodically enter into forward foreign exchange contracts in which the net long or short position in a local European currency or Mexico peso is hedged against the U.S. dollar.

The impact of changes in the relationship of other currencies to the U.S. dollar has historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. The Company does not use derivative financial instruments for speculative purposes or if there is no underlying business transaction supporting or related to the derivative financial instrument.

Commodity Price Risk

The Company purchases various precious metals used in the manufacture of capacitors and is therefore exposed to certain commodity price risks. These precious metals consist primarily of palladium and tantalum.

Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. Currently, the Company uses forward contracts and spot buys to secure the acquisition of palladium and manage the price volatility in the market. There has been a dramatic increase in the price of palladium attributed to delays from the Russian supply of the metal which has caused the price to fluctuate between $554 and $1,090 per troy ounce during fiscal year 2001. As a result, the Company is aggressively pursuing ways to reduce palladium usage in ceramic capacitors and minimize the price risk.

Tantalum powder is a metal used in the manufacture of tantalum capacitors and is primarily purchased under annual contracts. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound late in the year. The Company was able to pass price increases to its customers due to the strong demand for capacitors but may not be able to do so in the future. Although the price of tantalum is down from its peak, the Company is exploring various alternative sources of supply to ensure a supply of tantalum at reasonable prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.












PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES OF THE
          REGISTRANT

                                                                   Years with
Name                    Age               Position                 Company (1)
------------------------------------------------------------------------------

David E. Maguire          66  Chairman, Chief Executive Officer and Director 42

Charles M. Culbertson II  52  President and Chief Operating Officer          21

Glenn H. Spears (2)       62  Executive Vice President and Secretary         23

Harris L. Crowley, Jr.    51  Senior Vice President, Technology, New Products
                                and Engineering                              26

D. Ray Cash               52  Senior Vice President, Chief Financial Officer,
  and Assistant Secretary                      31

William W. Johnson        49  Vice President, Sales Worldwide                 9

Raymond L. Beck, Jr.      51  Vice President, Quality and Marketing          30

C. Ross Patterson, Jr.    45  Vice President and Chief Information Officer    3

Larry W. Sheppard         57  Vice President, Human Resources                31

James A. Bruorton III     52  Vice President, Worldwide Distribution         28

Eugene J. DiCianni        51  Vice President of Sales, Americas              26

Derek Payne               64  Vice President/Managing Director, Europe       25

Ravi G. Sastry            41  Vice President, International Sales and
                    		  Managing Director, Asia		           17

James P. McClintock       45  Vice President, Ceramic Operations             22

Manuel A. Cappella        53  Vice President/Managing Director of Mexico,
                                Tantalum                                     29

Dr. Larry A. Mann         44  Vice President, Ceramic Technology             12

Dr. Daniel F. Persico     46  Vice President, Tantalum Technology             4

Michael W. Boone		  50	Treasurer/Director of Finance and Secretary    14

Charles E. Volpe          63  Director                                        -

Stewart A. Kohl           45  Director                                        -

E. Erwin Maddrey, II      60  Director                                        -

Paul C. Schorr IV         34  Director                                        -

(1) Includes service with UCC.

(2) Retired effective April 1, 2001.


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

Charles M. Culbertson II, President and Chief Operating Officer, was named such in June 1999. Mr. Culbertson had been Senior Vice President and General Manager, Tantalum, since November 1997 and had been Vice President and General Manager of Tantalum Surface-Mount Capacitors since January 1996. Since June 1980, Mr. Culbertson has served in a number of engineering and management positions in the Company. Mr. Culbertson also serves on the board of directors of Australasian Gold Mines NL.

Glenn H. Spears, Former Executive Vice President and Secretary, named such in October 1999, retired effective April 1, 2001. Mr. Spears had been Senior Vice President and Secretary since October 1992. Mr. Spears had been Vice President and Secretary since December 1990 and had also served as Vice President and Secretary of KEMET Electronics Corp since April 1987. From June 1977 until April 1987, Mr. Spears served in a number of managerial capacities with the KEMET capacitor business of Union Carbide, including Director of Human Resources and Plant Manager.

Harris L. Crowley, Jr., Senior Vice President, Technology, and Engineering, was named such in June 1999. Mr. Crowley had been Senior Vice President and General Manager, Ceramics, since November 1997. Prior thereto, Mr. Crowley had been Vice President and General Manager of Ceramic Capacitors since January 1996, Vice President and General Manager of Ceramic Surface-Mount Capacitors since September 1993, and Vice President of Product Marketing (Ceramics) since October 1992. Prior to that time, Mr. Crowley had been Product Marketing Manager (Ceramics) for the Company since December 1990, and had served KEMET Electronics Corp in that same capacity since April 1987.

D. Ray Cash, Senior Vice President/Chief Financial Officer and Assistant Secretary was named such in August 2000 and his duties include responsibility for the Administration and Finance functions. Mr. Cash is Assistant Secretary and was named such in April 1997. Mr. Cash had been Senior Vice President of Administration and Treasurer since in April 1997. Mr. Cash had been Vice President of Administration since December 1990. Mr. Cash had also served as Vice President of Administration for KEMET Electronics since April 1987.
Prior thereto, Mr. Cash had served in a number of different capacities with the KEMET capacitor business of Union Carbide, most recently as Director of Administration. Mr. Cash also serves on the board of directors of Specialty Electronics, Inc.

Charles E. Volpe, Director, was named such in December 1990. Mr. Volpe also served as Executive Vice President and Chief Operating Officer, and most recently served as President and Chief Operating Officer from October 1995 until his retirement on March 31, 1996. Mr. Volpe served as a Vice President from March 1996 until July 1997. Mr. Volpe had also served as Executive Vice President and Director of KEMET Electronics Corp since April 1987. From August 1966 until April 1987, Mr. Volpe served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as General Manager. Mr. Volpe is also a director of Encad Inc.

Stewart A. Kohl, Director, was named such in May 1992. Mr. Kohl has been a Managing General Partner in The Riverside Company, an investment company, since October 1993. Mr. Kohl was previously a Vice President of Citicorp North America, Inc., and had been employed by various subsidiaries of Citicorp North America, Inc., since 1988. Mr. Kohl also serves on the board of directors of Agri-Max, Inc., HammerBlow Corporation, Hudson Sharp Machine Company, Porcelain Products Company, Shorebanc Holding Company.

E. Erwin Maddrey, II, Director, was named such in May 1992. Mr. Maddrey is President and Chief Executive Officer of Maddrey and Associates. Mr. Maddrey was the President, Chief Executive Officer, and Chairman of Delta Apparel Company, a textile manufacturer, and its predecessors from 1984 through June 2000. Prior thereto, Mr. Maddrey served as President and Chief Operating Officer and director of Riegel Textile Corporation. Mr. Maddrey also serves on the board of directors of Blue Cross of South Carolina, Delta Woodside Industries, Inc., Delta Apparel Company, Duckhead Apparel Company and Renfro Corp.

Paul C. Schorr IV, Director, was unanimously elected by members of the Board of Directors on April 21, 1998. Mr. Schorr is currently Managing Director of Citicorp Venture Capital, Ltd., a private equity firm, and had held various positions of increasing responsibility with Citicorp Venture since 1996.
Prior to that time, he served as an Engagement Manager with McKinsey & Company, Inc. from 1993. Mr. Schorr also serves on the boards of AMI Semiconductor, ChipPAC Incorporated and Fairchild Semiconductor International, Inc.

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

C. Ross Patterson, Jr., Vice President and Chief Information Officer, was named such in January 1999. Mr. Patterson was previously Group Director, Information Systems, with Glaxo Wellcome Inc., based in Research Triangle Park, NC Glaxo Wellcome, a subsidiary of London-based Glaxo Wellcome plc, is a leading research-based pharmaceutical firm. Mr. Patterson served in various Information Systems capacities beginning in November 1986.

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

Eugene J. DiCianni, Vice-President of Sales, Americas, was named such in December 1997. Mr. DiCianni has served in various sales capacities with Union Carbide and KEMET since August 1975.

Derek Payne, Vice President/Managing Director, Europe, was named such in August 1995. Mr. Payne has been Managing Director for KEMET Electronics S.A., a wholly-owned subsidiary of KEMET Electronics Corporation, located in Geneva, Switzerland, since April 1988. Prior thereto, Mr. Payne held various sales and marketing positions with Union Carbide and KEMET Electronics since March 1977. Mr. Payne will retire on November 1, 2001.

Ravi G. Sastry, Vice President of International Sales, was named such in March 2001 and continues to be Managing Director of Asia as named in December 1997. Mr. Sastry had been Vice President/Managing Director, Asia since December 1997. Mr. Sastry has served in various sales, marketing, and manufacturing capacities with Union Carbide and KEMET since August 1983.

James P. McClintock, Vice President, Ceramic Operations, was named such in July 2000. Prior to that, Mr. McClintock has been Vice President of U.S. Ceramic Operations, since June 1999. Prior to that, Mr. McClintock was Vice President, Tantalum. Mr. McClintock has served in various engineering and manufacturing capacities with Union Carbide and KEMET since January 1979.

Manuel A. Cappella, Vice President/Managing Director of Mexico, Tantalum, was named such in April 1997. Mr. Cappella has served in various engineering and manufacturing capacities for Union Carbide and KEMET since January 1977. Prior thereto, Mr. Cappella held various engineering positions with Union Carbide in South America beginning in March 1972.

Dr. Larry A. Mann, Vice President, Ceramic Technology, was named such in June 1999. Dr Mann had been Director of Ceramic Technology since June 1995.

Dr. Daniel F. Persico, Vice President, Tantalum Technology, was named such in June 1999. Dr. Persico had been Director of Tantalum Technology since November 1997. Dr. Persico worked with Cabot Corporation from 1995 - November 1997 as Director of Technology and subsequently as Business Unit Manager.

Michael W. Boone, Treasurer/Director of Finance and Secretary, was named Secretary in April 2001, Treasurer in August 2000 and Director of Finance in March 1997. Mr. Boone joined KEMET in June 1987 as Manager of Credit and Cash Management.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 25, 2001. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 25, 2001, is not incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 25, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 25, 2001.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The following financial statements are filed as a part of this report:

Independent Auditors' Report
Consolidated Financial Statements:
  Consolidated Balance Sheets as of March 31, 2001 and 2000
  Consolidated Statements of Earnings for the years ended March 31, 2001,
    2000, and 1999
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for
    the years ended March 31, 2001, 2000, and 1999
  Consolidated Statements of Cash Flows for the years ended March 31, 2001,
    2000, and 1999
  Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.

None.

(a) (3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

4.1 Eighth Amendment to Credit Agreement among KEMET Corporation, Wachovia Bank, N.A. as agent, and the Banks named in the Credit Agreement dated as of the 1st day of June 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

23.3   Consent of Independent Auditors

27.1   Financial Data Schedule


Exhibits Incorporated by Reference

The Exhibits listed below have been filed with the Commission and are incorporated herein by reference to the exhibit number and file number of such documents which are stated in parentheses.

4.2 Seventh Amendment to Credit Agreement among KEMET Corporation, Wachovia Bank, N.A. as agent, and the Banks named in the Credit Agreement dated as of the 1st day of June 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.1 Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000,

(b)  Reports on Form 8-K.

No reports were filed on Form 8-K during the fiscal year and fiscal quarter ended March 31, 2001.













Independent Auditors' Report




The Board of Directors
KEMET Corporation:


We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





Greenville, South Carolina                             KPMG LLP
April 27, 2001


























KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2001 and 2000
Dollars in thousands except per share data


              March 31,

    ---------------------------

    2001
    2000

   ----------
     ---------
ASSETS


Current assets:


  Cash and cash equivalents
    $  360,758
     $  75,735
  Short-term investments (note 15)
             -
       123,687
  Accounts receivable (notes 10 and 11)
        96,583
        94,127
  Inventories:


    Raw materials and supplies
        79,002
        53,532
    Work in process
        81,975
        58,220
    Finished goods
        41,300
        19,207

    ----------
     ---------
         Total inventories
       202,277
       130,959
Prepaid expenses and other current assets (note 15)
        50,493
         4,688
Deferred income taxes (note 7)
        35,018
        20,099

    ----------
     ---------
         Total current assets
       745,129
       449,295
Property and equipment, net (note 11)
       567,262
       423,399
Intangible assets, net (note 2)
        44,027
        46,198
Other assets
        10,112
         8,364

    ----------
     ---------
         Total assets
    $1,366,530
     $ 927,256

    ==========
     =========



LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:


  Accounts payable, trade (note 10)
    $  201,767
     $ 123,708
  Accrued expenses (note 11)
        49,229
        42,045
  Income taxes payable
        34,078
        23,388

    ----------
     ---------
         Total current liabilities
       285,074
       189,141
Long-term debt (note 3)
       100,000
       100,000
Other non-current obligations (note 4)
        51,084
        54,757
Deferred income taxes (note 7)
        44,196
        35,902

    ----------
     ---------
         Total liabilities
       480,354
       379,800



Stockholders' equity (notes 8, 13 and 16):


  Common stock, par value $.01, authorized


    300,000,000 shares, issued 87,619,477 and


    87,025,908 shares at March 31, 2001 and


    2000, respectively
           876
           870
  Additional paid-in capital
       322,068
       308,724
  Retained earnings
       590,192
       237,846
  Accumulated other comprehensive income
         2,355
            16
  Treasury stock, at cost (1,600,040 shares at March
31, 2001)

       (29,315)

             -

     ---------
     ---------
         Total stockholders' equity
       886,176
       547,456

     ---------
     ---------
Commitments and contingencies (notes 10 and 12)





Total liabilities and stockholders' equity
    $1,366,530
     $ 927,256

    ==========
     =========

See accompanying notes to consolidated financial statements.











KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Dollars in thousands except per share data





Years ended March 31,

---------------------------------------

2001
2000
1999

 ----------
 ----------
 ----------
Net sales
 $1,406,147
 $  822,095
 $  565,569




Operating costs and expenses:



Cost of goods sold, exclusive of depreciation
    693,659
    569,706
    428,409
Selling, general and administrative expenses
     55,713
     48,457
     46,552
Research and development
     26,188
     23,918
     21,132
Depreciation and amortization
     63,601
     55,699
     46,872

 ----------
 ----------
 ----------
     Total operating costs and expenses
    839,161
    697,780
    542,965

 ----------
 ----------
 ----------
     Operating income
    566,986
    124,315
     22,604




Other income and expense:



Interest income
    (16,713)
     (2,079)
          -
Interest expense
      7,507
      9,135
      9,287
Other expense (note 11)
      7,892
     11,695
      4,273

 ----------
 ----------
 ----------
     Earnings before income taxes
    568,300
    105,564
      9,044




Income tax expense (note 7)
    215,954
     35,445
      2,894

 ----------
 ----------
 ----------

           Net earnings

 $  352,346

 $   70,119

 $    6,150

 ==========
 ==========
 ==========








Net earnings per share (notes 13, 14 and 16):



Basic
      $4.05
      $0.87
      $0.08
Diluted
      $4.00
      $0.85
      $0.08




Weighted-average shares outstanding:



Basic
 86,930,965
 80,650,376
 78,441,440
Diluted
 88,181,118
 82,411,634
 79,027,860




See accompanying notes to consolidated financial statements.






                                                 KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Dollars in thousands




Accumulated

Total


Additional

Other

Stock-

---Common Stock---
Paid-in
Retained
Comprehensive
Treasury
holders'

Shares
Amount
Capital
Earnings
Income
Stock
Equity

--------
-------
--------
--------
--------
--------
--------
Balance at March 31, 1998
78,321,358
 $783
 $143,908
 $161,577
   $   (8)
 $     -
 $306,260








Comprehensive income:







Net earnings
         -
    -
        -
    6,150
        -
       -
    6,150
Foreign currency translation gain
         -
    -
        -
        -
       80
       -
       80
Total comprehensive income
         -
    -
        -
        -
        -
       -
    6,230
Exercise of stock options (note 8)
    53,120
    -
      164
        -
        -
       -
      164
Tax benefit on exercise of stock options
         -
    -
       72
        -
        -
       -
       72
Purchases of stock by Employee Savings Plan
   135,322
    2
      946
        -
        -
       -
      948
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999
78,509,800
  785
  145,090
  167,727
       72
       -
  313,674








Comprehensive income:







Net earnings
         -
    -
        -
   70,119
        -
       -
   70,119
Foreign currency translation loss
         -
    -
        -
        -
      (56)
       -
      (56)
Total comprehensive income
         -
    -
        -
        -
        -
       -
   70,063
Exercise of stock options (note 8)
 1,944,260
   20
   11,052
        -
        -
       -
   11,072
Tax benefit on exercise of stock options
         -
    -
    9,315
        -
        -
       -
    9,315
Purchases of stock by Employee Savings Plan
    71,848
    -
      724
        -
        -
       -
      724
Secondary offering (note 16)
 6,500,000
   65
  142,543
        -
        -
       -
  142,608
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000
87,025,908
  870
  308,724
  237,846
       16
       -
  547,456








Comprehensive income:







Net earnings
         -
    -
        -
  352,346
        -
       -
  352,346
Unrealized gain on foreign exchange
contracts, net of tax of $1,398

         -

    -

        -

        -

    2,594

       -

    2,594
Foreign currency translation loss
         -
    -
        -
        -
     (255)
       -
     (255)
Total comprehensive income
         -
    -
        -
        -
        -
       -
  354,685
Exercise of stock options (note 8)
   549,720
    5
    3,204
        -
        -
       -
    3,209
Tax benefit on exercise of stock options
         -
    -
    4,325
        -
        -
       -
    4,325
Purchases of stock by Employee Savings Plan
    43,889
    1
    1,094
        -
        -
       -
    1,095
Put options proceeds (note 13)
         -
    -
    4,721
        -
        -
       -
    4,721
Treasury stock purchases (note 16)
(1,600,040)
    -
        -
        -
        -
(29,315)
  (29,315)
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001
86,019,477
  $876
 $322,068
 $590,192
   $2,355
$(29,315)
 $886,176








See accompanying notes to consolidated financial statements.
</Table




KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Dollars in thousands



Years ended March 31,

----------------------------------------

    2001
2000
 1999

-----------
 ----------
 -----------
Sources (uses) of cash



Operating activities:







Net earnings
  $352,346
  $ 70,119
  $  6,150
Adjustments to reconcile net earnings to net cash
from operating activities:




Depreciation and amortization
    63,601
    55,699
    46,872
Post-retirement and unfunded pension
    (3,662)
   (14,586)
      (236)
Loss on sale and disposal of equipment
     5,266
    11,579
       985
Deferred income taxes
    (6,625)
     2,931
     9,997
Changes in other non-current assets and
liabilities

    (1,759)

    (2,950)

      (782)
Changes in assets and liabilities:



Accounts receivable
    (2,456)
   (38,025)
     4,256
Inventories
   (71,318)
    (5,140)
   (11,136)
Prepaid expenses and other current assets
   (45,805)
       (55)
       (36)
Accounts payable, trade
    78,059
    58,958
   (23,961)
Accrued expenses and income taxes
    17,874
    39,187
   (11,292)

 ----------
 ----------
 ----------
Net cash provided by operating activities
   385,521
   177,717
    20,817

 ----------
 ----------
 ----------




Investing activities:



Purchases of short-term investments
  (202,354)
  (123,687)
         -
Proceeds from maturity of short-term investments
   326,041
         -
         -
Additions to property and equipment
  (210,559)
   (82,009)
   (59,047)
Other
     2,339
        81
      (197)

 ----------
 ----------
 ----------
Net cash used by investing activities
   (84,533)
  (205,615)
   (59,244)




  Financing activities:



Proceeds from sale of common stock to Employee
Savings Plan

     1,095

       724

       947
Proceeds from exercise of stock options including
related tax benefit

     7,534

    20,387

       236
Proceeds from secondary offering
         -
   142,608
         -
Proceeds from put options (note 13)
     4,721
         -
         -
Purchases of treasury stock
   (29,315)
         -
         -
Net payments to revolving loan and demand note
         -
   (64,000)
   (60,000)
Issuance of senior notes, net of debt issue costs
         -
         -
    99,357

 ----------
 ----------
 ----------
Net cash provided (used) by financing activities
   (15,965)
    99,719
    40,540

 ----------
 ----------
 ----------




Net increase in cash
   285,023
    71,821
     2,113




  Cash and cash equivalents at beginning of period
    75,735
     3,914
     1,801

 ----------
 ----------
 ----------

Cash and cash equivalents at end of period

  $360,758

  $ 75,735

  $  3,914

 ==========
 ==========
 ==========




Supplemental Cash Flow Statement Information




Interest paid
  $  7,361
  $  9,477
  $  7,730
Income taxes paid
  $209,186
  $  7,179
  $  3,065








See accompanying notes to consolidated financial statements.



Note 1: Organization and Significant Accounting Policies

Nature of Business and Organization
KEMET Corporation and subsidiaries ("KEMET" or the "Company") is the world's largest manufacturer of solid tantalum capacitors, the fourth largest manufacturer of multilayer ceramic capacitors, and a leader in the development of solid aluminum capacitors. The Company is headquartered in Greenville, South Carolina, and has thirteen manufacturing plants located in South Carolina, North Carolina, and Mexico. Additionally, the Company has wholly-owned foreign subsidiaries which primarily sell KEMET's products in foreign markets.

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

Short-term Investments
Short-term investments consist of direct obligations of U.S. government agencies and investment-grade commercial paper with original maturities of greater than three months, but less than one year. These investments are considered to be held-to-maturity and are therefore stated at cost that approximates market value.

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce exposures to volatility of foreign currencies and commodities impacting the cost of its products. The Company does not enter into financial instruments for trading or speculative purposes.

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

Prior to adoption of SFAS No. 133, the Company recorded gains and losses related to the hedges of forecasted foreign currency transactions directly to earnings ("Other income and expense"), and gains and losses related to hedges of firm commitments were deferred and recognized in earnings as adjustments of carrying amounts when the transactions occurred.

The adoption of SFAS No. 133 did not result in a significant transition adjustment and is therefore not separately captioned in the statement of earnings as cumulative effect of a change in accounting principle. The transition adjustment as of October 1, 2000, was a gain of approximately $0.9 million net of tax, and is included in cost of goods sold for the period.




Inventories
Inventories are stated at the lower of cost or market. These costs do not include depreciation or amortization, the impact of which is not material to the consolidated financial statements. The cost of most inventories is determined by the "first-in, first-out"(FIFO) method. Approximately 7% and 6% of inventory costs of certain raw materials at March 31, 2001 and 2000, respectively, have been determined on the "last-in, first-out"(LIFO) basis.
It is estimated that if all inventories had been costed using the FIFO method, they would have been approximately $902 and $854 higher than reported at March 31, 2001 and 2000, respectively.

Property and Equipment
Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the respective leases. Expenditures for maintenance are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining life against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Intangible Assets
Patents and technology are amortized using the straight-line method over twenty-five years. Goodwill and trademarks are amortized using the straight-line method over a forty-year period. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangible's balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired assets. The amount of intangible impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

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

Stock-based Compensation
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provide pro forma disclosure of earnings as if stock compensation were recognized on the fair value basis.



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

Comprehensive Income
Comprehensive income consists of net earnings and foreign currency translation gains or losses and unrealized gains and losses from forward contracts and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

Revenue Recognition
Revenue is recognized from sales when a product is shipped. A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors (see note 10). The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (the "SAB") effective January 1, 2001. The SAB requires that a company recognize revenue only when all of the following criteria are met: (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred or services have been rendered; (3) The seller's price to the buyer is fixed or determinable; and (4) Collectibility is reasonably assured. Upon adoption of the SAB, there was no impact on the Company's results of operations or financial condition.

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

On June 1, 2000, the Company issued additional shares in connection with the two-for-one stock split. The per common share amounts in the Consolidated Financial Statements and accompanying notes have been adjusted to reflect the stock splits.

Environmental Cost
The Company recognizes liabilities for environmental remediation when it is probable that a liability has been incurred and can be reasonably estimated. The Company determines its liability on a site-by-site basis, and it is not discounted or reduced for possible recoveries from insurance carriers. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized.



Business Segments
The Company has determined, using the criteria in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," that it operates in a single reporting segment. The Company's products may be categorized generally based upon primary raw material (tantalum or ceramic) or method of attachment (surface-mount or leaded), and are sold to original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. Two customers each accounted for more than 10% of net sales in the fiscal year ended March 31, 2001, and one customer accounted for more than 10% of net sales in the fiscal years ended March 31, 2000 and 1999.
Geographic information is included in note 9.

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

Reclassification
Certain prior year amounts have been reclassified to conform to 2001 presentation and the effect of the June 1, 2000, stock split (see note 16).

Note 2: Intangible Assets
Intangible assets consist of the following (dollars in thousands):

March 31,

-------------------------------

       2001
       2000

  ------------
  ------------
Goodwill
     $40,709
     $40,709
Trademarks
      10,000
      10,000
Patents and technology
      12,000
      12,000
Other
       1,143
       1,143

  ------------
  ------------

      63,852
      63,852
Accumulated amortization
      19,825
      17,654

  ------------
  ------------
Intangible assets, net
     $44,027
     $46,198

  ============
  ============

Note 3: Debt
A summary of long-term debt follows (dollars in thousands):

              March 31,

--------------------------

        2001
      2000

      --------
     --------
Senior notes, interest payable
semiannually at a rate of 6.66% with
a final maturity date of May 4, 2010


        $100,000


       $100,000

--------
--------




         100,000
        100,000
Less current installments
    -
    -

--------
--------
Long-term debt, excluding current
installments

$100,000

$100,000

========
========






In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. The Senior Notes have a final maturity date of May 4, 2010, and begin amortizing on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The aggregate maturities of the debt subsequent to March 31, 2001, follow: 2007, $20,000; 2008, $20,000;
2009, $20,000; 2010, $20,000; and 2011, $20,000.

The Company had two unsecured and unused credit facilities during the fiscal year ended March 31, 2001: a $150.0 million revolving credit facility and a $10.0 million swingline credit facility. The annual fee for the revolving credit facility is approximately $190 and both facilities expire on October 18, 2002.

The Company is subject to restrictive covenants under its loan agreements which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related principally to funded debt, cash flows, and net worth. At March 31, 2001, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly owned subsidiaries.

Note 4: Other Non-Current Obligations
Non-current obligations are summarized as follows (dollars in thousands):

March 31,

-----------------------

 2001
 2000

  -------
-------
Accrued pension benefit liability (note 5)
    $12,098
    $18,337
Accrued post-retirement medical plan
  liability (note 6)

     36,820

     34,243
Other
      2,166
      2,177

    -------
    -------
Other non-current obligations
    $51,084
    $54,757

    =======
    =======


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
















Components of net periodic pension cost include the following (dollars in thousands):

Years ended March 31,

     --------------------------------------

  2001
  2000
 1999

  ------
  ------
 -------
Service cost
     $4,246
     $4,544
    $3,472
Interest cost
      8,462
      8,071
     6,494
Expected return on assets
     (8,862)
     (6,323)
    (6,084)
Amortization of:



  Transition asset
         (6)
         (6)
        (6)
  Prior service cost
        (84)
        (83)
       (90)
  Actuarial loss
          -
        650
         -
Gain on curtailment of employee



  benefit plan
          -
          -
    (1,818)

     -------
     -------
    -------
Total net periodic pension cost
     $3,756
     $6,853
    $1,968

     =======
     =======
    =======




The weighted-average rates used in determining pension cost for the Plan are as follows:

Years ended March 31,

---------------------------------

  2001
    2000
    1999

   ------
   ------
   ------
Discount rate
 7.00%
 7.50%
 7.00%
Rate of compensation increase
 5.00%
 5.00%
 4.00%
Expected return on Plan assets
 9.00%
 9.00%
 9.50%




A reconciliation of the Plan's projected benefit obligation, fair value of the Plan assets, and funding status is as follows (dollars in thousands):

March 31,

----------------------

   2001
2000

 ---------
 ---------
Projected benefit obligation:


  Net obligation at beginning of year
 $111,698
 $ 96,830
  Service cost
    4,246
    4,544
  Interest cost
    8,462
    8,071
  Actuarial gain
    8,991
    7,164
  Gross benefits paid
   (4,739)
   (4,911)

  --------
 ---------
Net benefit obligation at end of year
 $128,658
 $111,698

 =========
 =========
Fair value of Plan assets:


  Fair value of Plan assets at beginning of year
 $ 94,880
 $ 62,153
  Actual return on Plan assets
   (7,743)
   11,343
  Employer contributions
   11,500
   26,295
  Gross benefits paid
   (4,739)
   (4,911)

 ---------
 ---------
Fair value of Plan assets at end of year
 $ 93,898
 $ 94,880

 =========
 =========
Funding status:


  Funded status at end of year
 $(34,760)
 $(16,818)
  Unrecognized net actuarial loss
   31,687
    6,091
  Unrecognized prior service cost
     (399)
     (482)
  Unrecognized net transition asset
        -
       (7)

 ---------
 ---------
Net accrued benefit liability
 $ (3,472)
 $(11,216)

 =========
 =========




The Company sponsors an unfunded Deferred Compensation Plan for key managers. This plan is non-qualified and provides certain key employees defined pension benefits which would equal those provided by the Company's non-contributory pension plan if the plan were not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Expenses related to the deferred compensation plan totaled $1,504 in fiscal 2001, $988 in fiscal 2000, and $885 in fiscal 1999. Total benefits accrued under this plan were $8,626 at March 31, 2001, and $7,121 at March 31, 2000.

In addition, the Company has a defined contribution plan (Savings Plan) in which all U.S. employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make annual matching contributions to the Savings Plan of 30% to 50%. The Company contributed $2,061 in fiscal 2001, $1,801 in fiscal 2000, and $1,786 in fiscal 1999.

Note 6: Post-Retirement Medical and Life Insurance Plans
The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for post-retirement medical and life insurance benefits are as follows (dollars in thousands):

          Years ended March 31,

     -------------------------------

     2001
     2000
   1999

     ------
     ------
    ------
Service cost
     $1,268
     $1,479
    $  701
Interest cost
      2,985
      2,834
     2,086
Amortization of actuarial (gain) loss
        111
        248
       (23)
Curtailment gain
          -
          -
      (611)

     ------
     ------
    ------
Total net periodic benefits cost
     $4,364
     $4,561
    $2,153

     ======
     ======
    ======


































A reconciliation of the post-retirement medical and life insurance plan's projected benefit obligation, fair value of plan assets, and funding status is as follows (dollars in thousands):

       March 31,

----------------------

   2001
   2000

---------
---------
Projected benefit obligation:


  Net obligation at beginning of year
$ 40,396
$ 29,241
  Service cost
   1,268
   1,479
  Interest cost
   2,985
   2,834
  Actuarial gain
     347
   8,880
  Gross benefits paid
  (1,786)
  (2,038)

---------
---------
Net benefit obligation at end of year
$ 43,210
$ 40,396

=========
=========
Fair value of plan assets:


  Employer contributions
$  1,786
$  2,038
  Gross benefits paid
  (1,786)
  (2,038)

---------
---------
Fair value of plan assets at end of year
$      -
$      -

=========
=========
Funding status:


  Funded status at end of year
$(43,210)
$(40,396)
  Unrecognized net actuarial loss
   6,390
   6,153

----------
--------
Net accrued benefit liability
$(36,820)
$(34,243)

=========
=========




The weighted-average rates used in determining post-retirement medical and life insurance costs are as follows (dollars in thousands):

Years ended March 31,

-------------------------------------------------

2001
2000
1999

---------------
---------------
---------------
Discount rate
7.00%
7.50%
7.00%
Rate of compensation increase
5.00%
5.00%
4.00%
Health care cost trend on covered charges:
8.0% decreasing
9.5% decreasing
8.0% decreasing

to ultimate
to ultimate
to ultimate

trend of 6.0%
trend of 7.0%
trend of 7.0%

in 2008
in 2008
in 2008
Sensitivity of retiree welfare results



  Effect of a one percentage point increase



    in assumed health care cost trend:



? On total service and interest



 cost components
     $   143
     $   538
     $   140
? On post-retirement benefit obligation
     $   933
     $ 3,487
     $ 1,023
  Effect of a one percentage point decrease



    in assumed health care cost trend:



? On total service and interest



cost components
     $  (131)
     $  (472)
     $  (128)
? On post-retirement benefit obligation
     $  (885)
     $(3,196)
     $  (970)













Note 7: Income Taxes

The components of earnings before income taxes consist of (dollars in thousands):
Years ended March 31,

    -----------------------------------------

      2001
     2000
     1999

    --------
   --------
    ------
Domestic
    $530,128
   $ 91,373
    $4,449
Foreign
      38,172
     14,191
     4,595

    --------
   --------
    ------

    $568,300
   $105,564
    $9,044

    ========
   ========
    ======

The provision for income tax expense for continuing operations(dollars in thousands):

                Years ended March 31,

   ----------------------------------------------

      2001
      2000
      1999

   --------
    -------
    -------
Current



  Federal
   $197,522
    $27,342
    $(9,810)
  State & Local
     16,384
      1,051
        232
  Foreign
     10,071
      4,121
      2,475

   --------
    -------
    -------

    223,977
     32,514
     (7,103)

   --------
    -------
    -------




Deferred



  Federal
     (7,859)
      2,568
      9,969
  State & Local
       (499)
        193
        447
  Foreign
        335
        170
       (419)

   --------
    -------
    -------

     (8,023)
      2,931
      9,997

   --------
    -------
    -------




Provision for income
  taxes

   $215,954

    $35,445

    $ 2,894

   ========
    =======
    =======

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

Years ended March 31,

  ---------------------------

   2001
  2000
   1999

  -----
 -----
  -----
Statutory federal income tax rate
  35.0%
 35.0%
  35.0%
State income taxes, net of federal taxes
   1.9
  0.8
   4.9
Foreign sales corporation
  (1.8)
 (1.9)
 (10.7)
Goodwill amortization
    .1
  0.3
   3.8
Other
   2.8
 (0.6)
  (1.0)

  -----
 -----
  -----
Effective income tax rate
  38.0%
 33.6%
  32.0%

  =====
 =====
  =====










The components of deferred tax assets and liabilities are as follows (dollars in thousands):

March 31,

    -----------------------------

2001
2000

    ---------
    ---------
Deferred tax assets:


  Pension benefits
    $  4,424
    $  6,768
  Medical benefits
      14,296
      12,116
  Sales and product allowances
      35,853
      15,911
  All other
       1,896
       5,365

    ---------
    ---------

      56,469
      40,160
Deferred tax liabilities:


  Depreciation and differences in basis
     (57,095)
     (50,892)
  Amortization of intangibles
      (4,678)
      (5,071)
  Tax effect of hedging
      (1,398)
           -
  All other
      (2,476)
           -

    ---------
    ---------

     (65,647)
     (55,963)

    ---------
    ---------
  Net deferred income tax liability
    $ (9,178)
    $(15,803)

    =========
    =========



The net deferred income tax liability is reflected in the accompanying 2001 and 2000 balance sheets as a $35,018 and $20,099 current asset and a $44,196 and $35,902 non-current liability, respectively.

Based on the scheduled reversal of deferred tax liabilities and projected future taxable income, the Company believes that the deferred tax assets will ultimately be realized. Accordingly, no valuation allowance has been provided for in 2001 or 2000.

At March 31, 2001, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. No deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Note 8: Stock Option Plans
The Company has two option plans that reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." On July 1, 2000, the Company adopted the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which requires variable accounting treatment on certain re-priced options. This requires that any increase in the stock price above the July 1, 2000, adoption date stock price be recognized immediately as compensation expense. For fiscal years 2001, 2000, and 1999, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal years 2001, 2000, and 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):








Years ended March 31,


  ----------------------------------


 2001
 2000
 1999


  --------
  --------
  --------






Net earnings
As reported
  $352,346
  $70,119
  $ 6,150

Pro forma
  $348,628
  $64,286
  $ 4,203
Earnings per share:




    Basic
As reported
  $   4.05
  $  0.87
  $  0.08

Pro forma
  $   4.01
  $  0.80
  $  0.06





    Diluted
As reported
  $   4.00
  $  0.85
  $  0.08

Pro forma
  $   3.95
  $  0.78
  $  0.06






The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal year 2001 is not representative of the pro forma effects on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 5 years for 2001, 2000, and 1999; a risk-free interest rate of 5.1% for 2001, 6.8% for 2000, and 5.4% for 1999 ; expected volatility of 58.0% for 2001, 49.7% for 2000, and 45.1% for 1999; and a
dividend yield of 0.0% for all three years.

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

In fiscal 1999, the Company's Board of Directors approved an option re-price program for the Key Employee Stock Option Plan and Executive Stock Option Plan, effective February 1, 1999, and April 1, 1999, respectively. Under this program, options to purchase 658,260 shares under the Key Employee Stock Option Plan and 1,048,000 shares under the Executive Stock Option Plan at prices ranging from $9.63 to $16.07 per share were canceled and reissued at $5.00 and $6.00 per share, respectively. The reissued price was the fair market value at that time. The vesting date of the options originally granted in 1995 and 1996 was changed to April 2000. The vesting date for those options originally issued in 1997 remained at October 1999. A summary of the status of the Company's three stock option plans as of March 31, 2001, 2000, and 1999, and changes during the years ended on those dates is presented below:



March 31,

  ----------------------------------------------------------------------------------------------

2001
2000
1999

  ----------------------------
  ---------------------------
  ----------------------------


Weighted-

Weighted-

Weighed-


Average

Average

Average


Exercisable

Exercisable

Exercisable
Fixed Options
Shares
Price
Shares
Price
Shares
Price

  -----------
  -----------
  -----------
  -----------
  ----------
   -----------
Options outstanding






  at beginning of year
   2,632,020
    $10.09
   3,286,000
    $ 6.81
  2,502,040
     $10.10







Options granted
     828,000
     17.51
   2,379,000
     10.71
  1,859,140
       5.48
Options exercised
    (549,720)
      5.62
  (1,944,260)
      5.83
    (53,120)
       3.51
Options cancelled
     (69,280)
     11.10
  (1,088,720)
      9.66
 (1,032,060)
      12.55







Options outstanding
  -----------

  -----------

  ----------

  at end of year
   2,841,020
    $13.12
   2,632,020
    $10.09
  3,286,000
     $ 6.81

  ===========

  ===========

  ==========








Option price range






  at end of year
        $2.50 to $ 19.38
        $2.50 to $16.07
        $2.50 to $16.07




Option price range



  for exercised shares
         $2.50 to $ 16.07
        $2.50 to $16.07
         $2.50 to $7.10




Options available for



  grant at end of year
               2,647,870
              1,412,590
              2,414,580




Options exercisable



  at end of year
                 723,020
                504,210
                624,860




Weighted-average fair



  value of options
  granted



  during the year
                  $ 9.61
                 $ 7.54
                 $ 2.69



















The following table summarizes information about stock options outstanding at March 31, 2001:


Options Outstanding
Options Exercisable
--------------------------------------------------------
--------------------------------------------------------





Weighted-
Range of
Number
Weighted-Average
Weighted-
Number
Average
Exercisable
Outstanding
Remaining
Average
Exercisable
Exercisable
Prices
at 3/31/01
Contractual Life
Exercisable Price
At 3/31/01
Price
-----------------
-----------------
-----------------
-----------------
-----------------
-----------------












$ 2.50
        9,200
    1.6 Years
     $ 2.50
       9,200
     $ 2.50
$ 5.00 To $ 6.75
      713,820
    6.0 Years
     $ 5.62
     713,820
     $ 5.62
$14.50 To $19.38
    2,118,000
    9.0 Years
     $15.70
           -
     $    -

    ---------


     -------


    2,841 020
    8.2 Years
     $13.12
     723,020
     $ 5.58

    =========


     =======











Note 9: Geographic Information (dollars in thousands):


Years ended March 31, (1)

  ----------------------------------------------

2001
2000
1999

  ----------
    --------
    --------
United States
    $642,406
    $408,890
    $293,428
Asia Pacific
     273,853
     190,289
     119,938
Germany
     124,980
      49,670
      34,142
Mexico (2)
      86,779
   -
   -
Other countries (3)
     278,129
     173,246
     118,061

    --------
    --------
    --------

  $1,406,147
    $822,095
    $565,569

  ==========
    ========
    ========




(1) Revenues are attributed to countries or regions based on the location of the customer. The Company sold $231,801 and $148,158 to two customers and each accounted for more than 10% of net sales in the fiscal year ended March 31, 2001. One customer accounted for more than 10% of net sales as the Company sold
$129,600 and $59,367 to it in the fiscal years ended March 31, 2000 and 1999, respectively.
(2) Did not exceed 5% of sales in 2000 and 1999 and included with "Other countries."
(3) No country in this group exceeded 5% of consolidated net sales.


The following geographic information includes long-lived assets based on physical location (dollars in thousands):


March 31,

    --------------------------------------------

2001
2000
1999

--------
--------
--------
United States
    $314,980
    $243,385
    $247,966
Mexico
     251,331
     179,092
     157,795
Other
         951
         922
         974

    --------
    --------
    --------

    $567,262
    $423,399
    $406,735

    ========
    ========
    ========




Note 10: Commitments

(a) The Company has agreements with distributor customers which, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the consolidated balance sheets as reductions in trade accounts receivable (note 11). The Company adjusts sales to distributors for anticipated returns and price protection changes based on historical experience. Charges against sales in fiscal 2001, fiscal 2000, and fiscal 1999 were $72,575, $54,212, and $43,592 respectively. Actual applications against the allowances in fiscal 2001, fiscal 2000, and fiscal 1999, were $35,603, $44,623, and $43,885, respectively.

(b) A subsidiary of the Company sells certain receivables discounted at .60% above LIBOR for the number of days the receivables are outstanding, with a recourse provision not to exceed 5% of the face amount of the factored receivables. The Company has issued a joint and several guarantee in an aggregate amount up to but not to exceed $4,000 to guarantee this recourse provision. The Company transferred receivables and incurred factoring costs of $529,946 and $5,236 in fiscal 2001, $372,656 and $3,444 in fiscal 2000, and
$258,619 and $2,988 in fiscal 1999.

Included in accounts payable, trade, is $30,310 and $44,212 at March 31, 2001 and 2000, respectively, which represents factored receivables collected but not remitted.

(c) The Company's leases consist primarily of manufacturing equipment and expire principally between 2001 and 2006. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expense for operating leases are included in results of operations and were approximately $7,346 in fiscal 2001, $8,300 in fiscal 2000, and $10,229 in fiscal 1999.
Future minimum lease payments over the next five fiscal years under non-cancelable operating leases at March 31, 2001, are as follows (dollars in thousands):


2002
2003
2004
2005
2006
Total

-------
-------
-------
-------
-------
-------
Minimum lease
payments

 $3,997

  2,245

    852

    422

     50

 $7,566

Note 11: Supplementary Balance Sheet and Income Statement Detail (dollars in thousands)


March 31,

  ----------------------

2001
2000

  --------
  --------
Accounts receivable:



  Trade

  $143,681
  $103,139
  Other

     6,273
     6,767


  --------
  --------


   149,954
   109,906
Less:



  Allowance for doubtful accounts

       882
       262
  Allowance for price protection



    and customer returns (note 10)

    52,489
    15,517


  --------
  --------
  Net accounts receivable

  $ 96,583
  $ 94,127


  ========
  ========




Property and equipment, at cost
  Useful life



  -----------


  Land and land improvements
     20 years
  $ 12,817
  $ 12,946
  Buildings
  20-40 years
    94,462
    86,465
  Machinery and equipment
     10 years
   653,645
   522,514
  Furniture and fixtures
   4-10 years
    41,368
    36,989
  Construction in progress
      -
    75,894
    41,326


  --------
  --------
  Total property and equipment

   878,186
   700,240
  Accumulated depreciation

   310,924
   276,841


  --------
  --------
  Net property and equipment

  $567,262
  $423,399


  ========
  ========
Accrued expenses:



  Salaries, wages and related employee costs
  $ 23,795
  $ 18,254
  Vacation

     9,526
     8,752
  Other

    15,908
    15,039


  --------
  --------
  Total accrued expenses

  $ 49,229
  $ 42,045


  ========
  ========






Years ended March 31,

  -------------------------------------

2001
2000
1999

  --------
  --------
  --------
Other (income) /expense



  Loss on retirement of assets
  $ 3,380
  $ 9,405
  $   985
  Accounts receivable discounting
    5,236
    3,444
    2,988
  Unrealized gain on foreign currency



    forward contracts
     (941)
   (1,682)
        -
  Other
      217
      528
      300

  --------
  --------
  --------

  $ 7,892
  $11,695
  $ 4,273

  ========
  ========
  ========




Note 12: Legal Proceedings

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and certain analogous state laws impose retroactive, strict liability upon certain defined classes of persons associated with releases of hazardous substances into the environment. Among those liable under CERCLA (known collectively as "potentially responsible parties" or "PRPs") is any person who "arranged for disposal" of hazardous substances at a site requiring response action under the statute. While a company's liability under CERCLA is often based upon its proportionate share of overall waste volume or other equitable factors, CERCLA has been widely held to permit imposition of joint and several liabilities on each PRP. The Company has periodically incurred, and may continue to incur, liability under CERCLA and analogous state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a PRP at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a "de minimis" party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating, in coordination with Union Carbide, in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company's financial condition or results of operations. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

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

Note 13: Put Options
During the fiscal year ended March 31, 2001, the Company sold put options to institutional parties as part of a program to purchase up to 4.0 million (note
16) of its common shares. Premiums generated from the sale of the put options were $4.7 million and have been accounted for as Additional Paid-In Capital. The fair value of the put options at March 31, 2001, totaled $4.4 million.
The Company had the maximum potential obligation to purchase 1.9 million shares of its common stock at a weighted average purchase price of $18.31 for an aggregate of $34.8 million at March 31, 2001. The put options are exercisable only at maturity and expire between April and October 2001. The Company has the right to settle the put options through physical settlement or net share settlement using shares of the Company's common stock.

Note 14: Earnings Per Share

Basic and diluted earnings per share are calculated as follows (dollars in thousands except per share data):



Years ended March 31,

  -----------------------------------------

2001
2000
1999

----------
----------
----------




Net earnings
    $352,346
     $70,119
     $ 6,150




Weighted-average shares outstanding



  (Basic)
  86,930,965
  80,650,376
  78,441,440




Stock Options
   1,250,153
   1,761,258
     586,420

  ----------
 -----------
  ----------
Weighted-average shares outstanding



  (Diluted)
  88,181,118
  82,411,634
  79,027,860

  ----------
  ----------
  ----------




Basic earnings per share
       $4.05
       $0.87
       $0.08




Diluted earnings per share
       $4.00
       $0.85
       $0.08








Note 15: Derivatives, Hedging, and Other Financial Instruments

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At March 31, 2001, the Company had outstanding forward exchange contracts that mature within one year to purchase Mexican pesos with notional amounts of $89.3 million. The fair values of these contracts at March 31, 2001, totaled $5.0 million, which is recorded as a derivative asset on the Company's balance sheet as other current assets. Changes in the derivatives' fair values are deferred and recorded as a component of "Accumulated Other Comprehensive Income (Loss)" (AOCI), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as cost of goods sold. The Company anticipates all amounts in AOCI as of March 31, 2001, will be reclassified into earnings within one year. Any ineffectiveness in the Company's hedging relationships is recognized immediately in earnings.

Prior to adoption of SFAS No. 133 (as amended by SFAS No. 138), the Company recorded gains from foreign currency contracts of $0.9 million, $1.7 million, and $0 in 2001, 2000, and 1999, respectively, as a component of other income and expense in its statement of earnings. Subsequent to adoption of the new standard, the Company recorded $2.8 million of gains from foreign currency contracts as a component of cost of goods sold in 2001.

The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Hedging Commodity Prices

The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or imbedded derivatives with underlyings not clearly and closely related to the host contract. As such, the fair values of these imbedded derivatives are recorded on the balance sheet as derivative assets or liabilities and the change in fair values is recorded as a component of cost of goods sold. At March 31, 2001, the Company had derivative assets from these imbedded derivatives of $3.7 million included in other current assets on the balance sheet, and the change in fair values of such derivatives since adoption of the new standard in fiscal 2001 was a gain of $2.1 million.

All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Other Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company's debt outstanding at March 31, 2001 and 2000 was $96.5 million and $92.1 million, respectively, which was determined based on quotes from lending institutions.

Note 16: Common Stock
In August 2000, the Company announced that its Board of Directors had authorized a program to purchase up to 4.0 million shares of its common stock in the open market. Through March 31, 2001, the Company had acquired 1.6 million shares for $29.3 million and had outstanding put option obligations for 1.9 million shares with an average exercise price of $18.31. The program was fulfilled in April 2001, at which time the Company announced that its Board of Directors had authorized a second 4.0 million stock purchase program. The amount and timing of purchases will depend on market conditions and other factors. The program will be funded from existing cash and a combination of direct purchases and/or put options may be used to execute the program.

On May 15, 2000, the Company's Board of Directors declared a two-for-one stock split. The record date for the split was May 24, 2000, with distribution of the additional shares on June 1, 2000. All references in the consolidated financial statements to number of shares outstanding, price per share, per share amounts, and stock option plan data have been restated to reflect the split.

On January 20, 2000, the Company sold 6,500,000 shares of its common stock in a public offering for $142.6 million in net cash proceeds after deducting underwriting fees and offering expenses. Included in the offering were 2,193,220 shares sold by a stockholder of the Company which were shares of non-voting common stock that were converted into common stock on a share-for-share basis. The net proceeds to the Company were used to repay outstanding debt under the Company's short-term credit facility and to fund capital expenditures.

Note 17: Investment in Joint Venture
During the fiscal year ended March 31, 2001, the Company entered into a 50/50 joint venture agreement with Australasian Gold Mines NL (AGM) to establish an independent source of tantalum to meet the increasing demand for tantalum capacitors from key customers. This transaction closed in April 2001. The Company's initial investment in the joint venture is approximately $4.9 million. The Company also acquired a 10 percent interest in AGM for approximately $2.3 million. The Company has the right to acquire all processed tantalum products from the initial production plant, which began operations in the quarter ended March 31, 2001, and from any future processing operations of the joint venture. These tantalum products are expected to be toll converted into tantalum powder necessary for the production of capacitors.



SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                KEMET Corporation
                                  (Registrant)




Date:  June 15, 2001             /S/ D.Ray Cash
                                D. Ray Cash
                          Senior Vice President, Chief Financial
                          Officer, and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: June 15, 2001             /S/ David E. Maguire
                                David E. Maguire
                                Chairman and Chief Executive Officer


Date: June 15, 2001             /S/ Charles M. Culbertson II
                                Charles M. Culbertson II
                                President and Chief Operating Officer



Date: June 15, 2001             /S/ D. Ray Cash
                                D. Ray Cash
                                Senior Vice President, Chief Financial Officer
  and Assistant Secretary (Principal Accounting
  and Financial Officer)



Date: June 15, 2001             /S/ Charles E. Volpe
                                Charles E. Volpe
                                Director


Date: June 15, 2001             /S/ Stewart A. Kohl
                                Stewart A. Kohl
                                Director



Date: June 15, 2001             /S/ E. Erwin Maddrey, II
                                E. Erwin Maddrey, II
                                Director



Date: June 15, 2001              /S/ Paul C. Schorr IV
                                Paul C. Schorr IV
                                Director





3
		TLW,06/08/01,3:31 PM
8