Form 10-K/A
period 2001-03-31
KEMET CORP
filed 2001-06-29
CIK 887730

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K/A
                             (Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the fiscal year ended March 31, 2001

                                   Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the transition period from                     to
                               --------------------   --------------------

Commission File Number: 0-20289

                               KEMET Corporation
            (Exact name of registrant as specified in its charter)

         Delaware                                               57-0923789
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

2835 KEMET Way, Simpsonville, South Carolina                        29681
(Address of principal executive offices)                          (Zip Code)

     Registrant's telephone number including area code:   (864)963-6300

     Securities registered pursuant to Section 12(g) of the Act:



Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------


     Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 Par Value
-----------------------------------------------------------------------------
                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 1, 2001, computed by reference to the closing sale price of the registrant's Common Stock was approximately $1,607,574,363.

Number of shares of each class of Common Stock outstanding as of June 1, 2001:

Common Stock, $.01 Par Value                            87,725,617

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed for the sole purpose of correcting a technical formatting error contained in several of the tables in the Company's Annual Report on Form 10-K originally filed on June 15, 2001. No other changes to the original filing are contained in this filing.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement relating to the annual meeting of Stockholders to be held on July 25, 2001: Part III

PART I

ITEM 1.  BUSINESS

General

KEMET Corporation and subsidiaries ("KEMET" or the "Company") is the world's largest manufacturer of solid tantalum capacitors, the fourth largest manufacturer of multilayer ceramic capacitors ("MLCC"), and a leader in the development of solid aluminum capacitors, based on net sales for the calendar year ending December 31, 2000. According to industry sources, solid tantalum, ceramic, and solid aluminum capacitors, which can be surface mount, are the two fastest growing sectors of the United States capacitor industry. In fiscal year 2001, KEMET generated net sales of $1,406.1 million, up 71% from $822.1 million in fiscal year 2000. International sales accounted for approximately 54% of the net sales for fiscal year 2001. During fiscal year 2001, the Company shipped approximately 36.1 billion capacitors, comprised of approximately 35,000 different types of capacitors.

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




                                                                  Net Sales
                                                             (dollars in millions)

                                                         Fiscal Years Ended March 31,
                                 2001                              2000                             1999
                        -----------------------           -----------------------          -----------------------
                         Sales          Percent           Sales           Percent          Sales           Percent

Surface-mount           $1,261.9           90%            $711.0             86%           $459.3             81%
Leaded                     144.2           10%             111.1             14%            106.3             19%
                        --------         ------           ------           ------          ------           ------
                        $1,406.1          100%            $822.1            100%           $565.6            100%
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company's quarter ended March 31, 2001.

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




                                                    Fiscal 2001                        Fiscal 2000
                                             -------------------------          -------------------------
                                               High              Low              High              Low
     First Quarter                            $44.22            $24.19           $11.63            $ 5.72
     Second Quarter                            33.94             22.50            16.50             10.57
     Third Quarter                             29.19             13.75            22.69             13.19
     Fourth Quarter                            23.31             14.25            40.00             16.00


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

ITEM 6.  SELECTED FINANCIAL DATA



                                                                       Years Ended March 31,
                                     ------------------------------------------------------------------------------------
Dollars in thousands
Except per share data                   2001                2000               1999             1998              1997
                                     -----------        -----------        -----------       -----------      -----------
Income Statement Data:
Net sales                            $ 1,406,147        $   822,095        $   565,569       $   667,721      $   555,319
Operating income                         566,986            124,315             22,604            82,202           62,415
Interest income                          (16,713)            (2,079)                 -                 -                -
Interest expense                           7,507              9,135              9,287             7,305            5,709
Net earnings                         $   352,346        $    70,119        $     6,150       $    49,190      $    37,169
----------------------------         -----------        -----------        -----------       -----------      -----------
Per Common Share Data:
Net earnings per common
  share-diluted                            $4.00              $0.85              $0.08             $0.62            $0.47
Net earnings per common
  share-basic                              $4.05              $0.87              $0.08             $0.63            $0.48
Weighted average shares
  outstanding
    -diluted                          88,181,118         82,411,634         79,027,860        78,854,328       78,553,356
    -basic                            86,930,965         80,650,376         78,441,440        78,146,444       77,474,320
----------------------------         -----------        -----------        -----------       -----------      -----------
Balance Sheet Data:
Total assets                         $ 1,366,530        $   927,256        $   663,690       $   642,109      $   543,244
Working capital                          460,055            260,154             90,371            48,772           63,068
Long-term debt                           100,000            100,000            144,000           104,000          102,900
Stockholders' equity                     886,176            547,456            313,674           306,260          252,123
----------------------------         -----------        -----------        -----------       -----------      -----------
Other Data:
Cash flow from
  operating activities               $   385,521        $   177,717        $    20,817       $    88,153      $    55,818
Capital expenditures                     210,559             82,009             59,047           114,516           84,755
Research and development                  26,188             23,918             21,132            23,766           20,753
----------------------------         -----------        -----------        -----------       -----------      -----------


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

                                                               Fiscal year ended March 31, 2001
                                       ------------------------------------------------------------------------------------
Dollars in thousands except per           First            Second            Third             Fourth
share data                                Quarter          Quarter           Quarter           Quarter             Total
                                        -----------      -----------       -----------       -----------        -----------
Net sales                               $   329,169      $   364,049       $   374,930       $   337,999        $ 1,406,147

Gross profit (exclusive
  of depreciation) (1)                      159,333          187,875           194,011           171,269            712,488

Net earnings                            $    80,235      $    96,264       $    97,403       $    78,444        $   352,346
Net earnings per common
  share (basic)                         $      0.92      $      1.10       $      1.11       $      0.91        $      4.05

Net earnings per common
  share (diluted)                       $      0.90      $      1.08       $      1.10       $      0.90        $      4.00

Weighted average shares
  outstanding (basic)                    87,324,021       87,414,074        87,416,454        86,362,252         86,930,965
Weighted average shares
  outstanding (diluted)                  88,915,974       88,804,300        88,678,409        87,414,105         88,181,118


                                                               Fiscal year ended March 31, 2000
                                       ------------------------------------------------------------------------------------
Dollars in thousands except per           First            Second            Third             Fourth
share data                                Quarter          Quarter           Quarter           Quarter             Total
                                        -----------      -----------       -----------       -----------        -----------
Net sales                               $   162,649      $   186,187       $   215,139       $   258,120        $   822,095

Gross profit (exclusive
  of depreciation) (1)                       39,665           49,794            65,501            97,429            252,389

Net earnings                            $     4,694      $     9,199       $    18,160       $    38,066        $    70,119

Net earnings per common
  share (basic)                         $      0.06      $      0.12       $      0.23       $      0.44        $      0.87

Net earnings per common
  share (diluted)                       $      0.06      $      0.11       $      0.22       $      0.44        $      0.85

Weighted average shares
  outstanding (basic)                    78,571,116       78,822,996        79,713,170        85,554,814         80,650,376
Weighted average shares
  outstanding (diluted)                  79,778,122       80,614,798        81,199,048        87,379,088         82,411,634

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES OF THE
          REGISTRANT

                                                                                Years with
Name                    Age               Position                              Company (1)
-------------------------------------------------------------------------------------------

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

4.1 Eighth Amendment to Credit Agreement among KEMET Corporation, Wachovia Bank, N.A. as agent, and the Banks named in the Credit Agreement dated as of the 31st day of October 2000 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001).

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





Greenville, South Carolina                             KPMG LLP
April 27, 2001

                                   KEMET CORPORATION AND SUBSIDIARIES
                                       Consolidated Balance Sheets
                                         March 31, 2001 and 2000
                               Dollars in thousands except per share data

                                                                                           March 31,
                                                                              ---------------------------------
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

                                     KEMET CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Earnings
                                 Dollars in thousands except per share data


                                                                                  Years ended March 31,
                                                                     ------------------------------------------------
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

                                   KEMET CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                         Dollars in thousands


                                                                     Common Stock          Additional
                                                               -----------------------       Paid-in        Retained
                                                                 Shares         Amount       Capital        Earnings
                                                               ----------       ------     ----------       --------
Balance at March 31, 1998                                      78,321,358        $783       $143,908        $161,577

Comprehensive income:
     Net earnings                                                       -           -              -           6,150
     Foreign currency translation gain                                  -           -              -               -
Total comprehensive income                                              -           -              -               -
Exercise of stock options (note 8)                                 53,120           -            164               -
Tax benefit on exercise of stock options                                -           -             72               -
Purchases of stock by Employee Savings Plan                       135,322           2            946               -
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                      78,509,800         785        145,090         167,727

Comprehensive income:
     Net earnings                                                       -           -              -          70,119
     Foreign currency translation loss                                  -           -              -               -
Total comprehensive income                                              -           -              -               -
Exercise of stock options (note 8)                              1,944,260          20         11,052               -
Tax benefit on exercise of stock options                                -           -          9,315               -
Purchases of stock by Employee Savings Plan                        71,848           -            724               -
Secondary offering (note 16)                                    6,500,000          65        142,543               -
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                                      87,025,908         870        308,724         237,846

Comprehensive income:
     Net earnings                                                       -           -              -         352,346
     Unrealized gain on foreign exchange
       contracts, net of tax of $1,398                                  -           -              -               -
     Foreign currency translation loss                                  -           -              -               -
Total comprehensive income                                              -           -              -               -
Exercise of stock options (note 8)                                549,720           5          3,204               -
Tax benefit on exercise of stock options                                -           -          4,325               -
Purchases of stock by Employee Savings Plan                        43,889           1          1,094               -
Put options proceeds (note 13)                                          -           -          4,721               -
Treasury stock purchases (note 16)                             (1,600,040)          -              -               -
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                                      86,019,477        $876       $322,068        $590,192


                                                             Accumulated                          Total
                                                                Other                             Stock-
                                                            Comprehensive       Treasury         holders'
                                                                Income           Stock           Equity
                                                            -------------      ---------         --------
Balance at March 31, 1998                                       $   (8)        $      -          $306,260

Comprehensive income:
     Net earnings                                                    -                -             6,150
     Foreign currency translation gain                              80                -                80
Total comprehensive income                                           -                -             6,230
Exercise of stock options (note 8)                                   -                -               164
Tax benefit on exercise of stock options                             -                -                72
Purchases of stock by Employee Savings Plan                          -                -               948
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                           72                -           313,674

Comprehensive income:
     Net earnings                                                    -                -            70,119
     Foreign currency translation loss                             (56)               -               (56)
Total comprehensive income                                           -                -            70,063
Exercise of stock options (note 8)                                   -                -            11,072
Tax benefit on exercise of stock options                             -                -             9,315
Purchases of stock by Employee Savings Plan                          -                -               724
Secondary offering (note 16)                                         -                -           142,608
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                                           16                -           547,456

Comprehensive income:
     Net earnings                                                    -                -           352,346
     Unrealized gain on foreign exchange
        contracts, net of tax of $1,398                          2,594                -             2,594
     Foreign currency translation loss                            (255)               -              (255)
Total comprehensive income                                           -                -           354,685
Exercise of stock options (note 8)                                   -                -             3,209
Tax benefit on exercise of stock options                             -                -             4,325
Purchases of stock by Employee Savings Plan                          -                -             1,095
Put options proceeds (note 13)                                       -                -             4,721
Treasury stock purchases (note 16)                                   -          (29,315)          (29,315)
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                                       $2,355         $(29,315)         $886,176

See accompanying notes to consolidated financial statements.

                                            KEMET CORPORATION AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                    Dollars in thousands

                                                                                   Years ended March 31,
                                                                           -------------------------------------
                                                                              2001          2000         1999
                                                                           ---------     ---------     ---------
Sources (uses) of cash
   Operating activities:
     Net earnings                                                          $ 352,346     $ 70,119      $   6,150
     Adjustments to reconcile net earnings to net cash
      from operating activities:
         Depreciation and amortization                                        63,601       55,699         46,872
         Post-retirement and unfunded pension                                 (3,662)     (14,586)          (236)
         Loss on sale and disposal of equipment                                5,266       11,579            985
         Deferred income taxes                                                (6,625)       2,931          9,997
         Changes in other non-current assets and liabilities                  (1,759)      (2,950)          (782)
     Changes in assets and liabilities:
         Accounts receivable                                                  (2,456)     (38,025)         4,256
         Inventories                                                         (71,318)      (5,140)       (11,136)
         Prepaid expenses and other current assets                           (45,805)         (55)           (36)
         Accounts payable, trade                                              78,059       58,958        (23,961)
         Accrued expenses and income taxes                                    17,874       39,187        (11,292)
                                                                           ---------     ---------     ---------
       Net cash provided by operating activities                             385,521       177,717        20,817
                                                                           ---------     ---------     ---------

   Investing activities:
     Purchases of short-term investments                                    (202,354)     (123,687)            -
     Proceeds from maturity of short-term investments                        326,041             -             -
     Additions to property and equipment                                    (210,559)      (82,009)      (59,047)
     Other                                                                     2,339            81          (197)
                                                                           ---------     ---------     ---------
       Net cash used by investing activities                                 (84,533)     (205,615)      (59,244)

  Financing activities:
     Proceeds from sale of common stock to Employee
       Savings Plan                                                            1,095           724           947
     Proceeds from exercise of stock options including
       related tax benefit                                                     7,534        20,387           236
     Proceeds from secondary offering                                              -       142,608             -
     Proceeds from put options (note 13)                                       4,721             -             -
     Purchases of treasury stock                                             (29,315)            -             -
     Net payments to revolving loan and demand note                                -       (64,000)      (60,000)
     Issuance of senior notes, net of debt issue costs                             -             -        99,357
                                                                           ---------     ---------     ---------
     Net cash provided (used) by financing activities                        (15,965)       99,719        40,540
                                                                           ---------     ---------     ---------

           Net increase in cash                                              285,023        71,821         2,113

  Cash and cash equivalents at beginning of period                            75,735         3,914         1,801
                                                                           ---------     ---------     ---------

  Cash and cash equivalents at end of period                               $ 360,758     $  75,735     $   3,914
                                                                           =========     =========     =========

Supplemental Cash Flow Statement Information

  Interest paid                                                            $   7,361     $   9,477     $   7,730
  Income taxes paid                                                        $ 209,186     $   7,179     $   3,065

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

INVENTORIES
Inventories are stated at the lower of cost or market. These costs do not include depreciation or amortization, the impact of which is not material to the consolidated financial statements. The cost of most inventories is determined by the "first-in, first-out" (FIFO) method. Approximately 7% and 6% of inventory costs of certain raw materials at March 31, 2001 and 2000, respectively, have been determined on the "last-in, first-out" (LIFO) basis. It is estimated that if all inventories had been costed using the FIFO method, they would have been approximately $902 and $854 higher than reported at March 31, 2001 and 2000, respectively.

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

NOTE 2: INTANGIBLE ASSETS
Intangible assets consist of the following (dollars in thousands):




                                                          March 31,
                                           ----------------------------------------
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
                                           ============                ============


NOTE 3: DEBT
A summary of long-term debt follows (dollars in thousands):



                                                                                March 31,
                                                                      -------------------------------
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

NOTE 4: OTHER NON-CURRENT OBLIGATIONS
Non-current obligations are summarized as follows (dollars in thousands):




                                                                                        March 31,
                                                                              -----------------------------
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

Components of net periodic pension cost include the following (dollars in thousands):


                                                                            Years ended March 31,
                                                            -------------------------------------------------
                                                             2001                   2000               1999
                                                            -------               -------             -------
Service cost                                                $ 4,246               $ 4,544             $ 3,472
Interest cost                                                 8,462                 8,071               6,494
Expected return on assets                                    (8,862)               (6,323)             (6,084)
Amortization of:
  Transition asset                                               (6)                   (6)                 (6)
  Prior service cost                                            (84)                  (83)                (90)
  Actuarial loss                                                  -                   650                   -
Gain on curtailment of employee
  benefit plan                                                    -                     -              (1,818)
                                                            -------               -------             -------
Total net periodic pension cost                             $ 3,756               $ 6,853             $ 1,968
                                                            =======               =======             =======


The weighted-average rates used in determining pension cost for the Plan are as follows:


                                                                 Years ended March 31,
                                                       -----------------------------------------
                                                        2001             2000              1999
                                                       ------            -----             -----
Discount rate                                           7.00%            7.50%             7.00%
Rate of compensation increase                           5.00%            5.00%             4.00%
Expected return on Plan assets                          9.00%            9.00%             9.50%


A reconciliation of the Plan's projected benefit obligation, fair value of the Plan assets, and funding status is as follows (dollars in thousands):


                                                                                           March 31,
                                                                                  -------------------------
                                                                                    2001             2000
                                                                                  ---------        --------
Projected benefit obligation:
  Net obligation at beginning of year                                             $111,698         $ 96,830
  Service cost                                                                       4,246            4,544
  Interest cost                                                                      8,462            8,071
  Actuarial gain                                                                     8,991            7,164
  Gross benefits paid                                                               (4,739)          (4,911)
                                                                                  --------         --------
Net benefit obligation at end of year                                             $128,658         $111,698
                                                                                  ========         ========
Fair value of Plan assets:
  Fair value of Plan assets at beginning of year                                  $ 94,880         $ 62,153
  Actual return on Plan assets                                                      (7,743)          11,343
  Employer contributions                                                            11,500           26,295
  Gross benefits paid                                                               (4,739)          (4,911)
                                                                                  --------         --------
Fair value of Plan assets at end of year                                          $ 93,898         $ 94,880
                                                                                  ========         ========
Funding status:
  Funded status at end of year                                                     (34,760)         (16,818)
  Unrecognized net actuarial loss                                                   31,687            6,091
  Unrecognized prior service cost                                                     (399)            (482)
  Unrecognized net transition asset                                                      -               (7)
                                                                                  --------         --------
Net accrued benefit liability                                                     $ (3,472)        $(11,216)
                                                                                  ========         ========

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

NOTE 6: POST-RETIREMENT MEDICAL AND LIFE INSURANCE PLANS
The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for post-retirement medical and life insurance benefits are as follows (dollars in thousands):


                                                                         Years ended March 31,
                                                               ----------------------------------------
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
                                                               ======           ======           ======


A reconciliation of the post-retirement medical and life insurance plan's projected benefit obligation, fair value of plan assets, and funding status is as follows (dollars in thousands):

                                                                                          March 31,
                                                                                ---------------------------
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
                                                                                =========         =========


The weighted-average rates used in determining post-retirement medical and life insurance costs are as follows (dollars in thousands):

                                                                                          Years ended March 31,
                                                                      -------------------------------------------------------------
                                                                           2001                   2000                    1999
                                                                      ---------------        ---------------         ---------------
Discount rate                                                              7.00%                  7.50%                   7.00%
Rate of compensation increase                                              5.00%                  5.00%                   4.00%
Health care cost trend on covered charges:                            8.0% decreasing        9.5% decreasing         8.0% decreasing
                                                                        to ultimate            to ultimate             to ultimate
                                                                       trend of 6.0%          trend of 7.0%           trend of 7.0%
                                                                          in 2008                in 2008                 in 2008
Sensitivity of retiree welfare results
  Effect of a one percentage point increase
    in assumed health care cost trend:
         -    On total service and interest
              cost components                                           $   143                $   538                 $   140
         -    On post-retirement benefit obligation                     $   933                $ 3,487                 $ 1,023
  Effect of a one percentage point decrease in assumed health care cost trend:
         -    On total service and interest
              cost components                                           $  (131)               $  (472)                $  (128)
         -    On post-retirement benefit obligation                     $  (885)               $(3,196)                $  (970)

NOTE 7: INCOME TAXES

The components of earnings before income taxes consist of (dollars in thousands):

                                              Years ended March 31,
                            ---------------------------------------------------------
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
                            ========                 ========                  ======


The provision for income tax expense for continuing operations (dollars in thousands):

                                                        Years ended March 31,
                                    -----------------------------------------------------------
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
                                    ========                   =======                  =======

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                                         Years ended March 31,
                                                                  -----------------------------------
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
                                                                  =====          =====          =====

The components of deferred tax assets and liabilities are as follows (dollars in thousands):

                                                                                     March 31,
                                                                       ------------------------------------
                                                                         2001                       2000
                                                                       ---------                  ---------
Deferred tax assets:
  Pension benefits                                                     $  4,424                   $  6,768
  Medical benefits                                                       14,296                     12,116
  Sales and product allowances                                           35,853                     15,911
  All other                                                               1,896                      5,365
                                                                       ---------                  ---------
                                                                         56,469                     40,160
Deferred tax liabilities:
  Depreciation and differences in basis                                $(57,095)                  $(50,892)
  Amortization of intangibles                                            (4,678)                    (5,071)
  Tax effect of hedging                                                  (1,398)                         -
  All other                                                              (2,476)                         -
                                                                       ---------                  ---------
                                                                        (65,647)                   (55,963)
                                                                       ---------                  ---------
  Net deferred income tax liability                                    $ (9,178)                  $(15,803)
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


                                                                              Years ended March 31,
                                                                  -------------------------------------------
                                                                    2001             2000              1999
                                                                  --------          -------          -------

Net earnings                       As reported                    $352,346          $70,119          $ 6,150
                                   Pro forma                      $348,628          $64,286          $ 4,203
Earnings per share:
    Basic                          As reported                    $   4.05          $  0.87          $  0.08
                                   Pro forma                      $   4.01          $  0.80          $  0.06

    Diluted                        As reported                    $   4.00          $  0.85          $  0.08
                                   Pro forma                      $   3.95          $  0.78          $  0.06


The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal year 2001 is not representative of the pro forma effects on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 5 years for 2001, 2000, and 1999; a risk-free interest rate of 5.1% for 2001, 6.8% for 2000, and 5.4% for 1999; expected volatility of 58.0% for 2001, 49.7% for 2000, and 45.1% for 1999; and a
dividend yield of 0.0% for all three years.

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


                                                                    March 31,
                             -----------------------------------------------------------------------------------------
                                        2001                           2000                          1999
                             ---------------------------   ----------------------------   ----------------------------
                                               Weighted-                      Weighted-                      Weighted-
                                               Average                        Average                        Average
                                             Exercisable                    Exercisable                    Exercisable
Fixed Options                  Shares           Price        Shares            Price        Shares            Price
                             ----------      -----------   -----------      -----------   -----------      -----------
Options outstanding
  at beginning of year        2,632,020         $10.09       3,286,000         $ 6.81       2,502,040         $10.10

Options granted                 828,000          17.51       2,379,000          10.71       1,859,140           5.48
Options exercised              (549,720)          5.62      (1,944,260)          5.83         (53,120)          3.51
Options cancelled               (69,280)         11.10      (1,088,720)          9.66      (1,032,060)         12.55
Options outstanding          ----------                    -----------
  at end of year              2,841,020         $13.12       2,632,020         $10.09     -----------
                             ==========                    ===========                      3,286,000         $ 6.81
                                                                                          ===========
Option price range
  at end of year                   $2.50 to $ 19.38               $2.50 to $16.07               $2.50 to $16.07

Option price range
  for exercised shares             $2.50 to $ 16.07               $2.50 to $16.07                $2.50 to $7.10

Options available for
  grant at end of year                    2,647,870                     1,412,590                     2,414,580

Options exercisable
  at end of year                            723,020                       504,210                       624,860

Weighted-average fair
  value of options
  granted
  during the year                            $ 9.61                        $ 7.54                        $ 2.69



The following table summarizes information about stock options outstanding at March 31, 2001:

                       Options Outstanding                               Options Exercisable
-----------------------------------------------------      -------------------------------------------------
                                                                                                   Weighted-
      Range of         Number        Weighted-Average         Weighted-              Number         Average
    Exercisable      Outstanding         Remaining             Average            Exercisable     Exercisable
       Prices         at 3/31/01     Contractual Life      Exercisable Price       At 3/31/01        Price
----------------     -----------     -----------------     -----------------      -----------     -----------
$ 2.50                    9,200          1.6 Years              $ 2.50                9,200          $ 2.50
$ 5.00 To $ 6.75        713,820          6.0 Years              $ 5.62              713,820          $ 5.62
$14.50 To $19.38      2,118,000          9.0 Years              $15.70                    -          $    -
                      ---------                                                     -------
                      2,841,020          8.2 Years              $13.12              723,020          $ 5.58
                      =========                                                     =======

NOTE 9: GEOGRAPHIC INFORMATION (DOLLARS IN THOUSANDS):

                                                Years ended March 31, (1)
                                     ---------------------------------------------
                                        2001               2000            1999
                                     ----------          --------        --------
United States                        $  642,406          $408,890        $293,428
Asia Pacific                            273,853           190,289         119,938
Germany                                 124,980            49,670          34,142
Mexico (2)                               86,779                 -               -
Other countries (3)                     278,129           173,246         118,061
                                     ----------          --------        --------
                                     $1,406,147          $822,095        $565,569
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


The following geographic information includes long-lived assets based on physical location (dollars in thousands):

                                                        March 31,
                                     ------------------------------------------
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

                              2002        2003           2004            2005           2006           Total
                             -------     -------        -------         -------        -------        -------
Minimum lease
   payments                  $3,997       2,245           852             422            50            $7,566

NOTE 11: SUPPLEMENTARY BALANCE SHEET AND INCOME STATEMENT DETAIL (DOLLARS IN THOUSANDS)

                                                                                               March 31,
                                                                                    -----------------------------
                                                                                      2001                 2000
                                                                                    --------             --------
Accounts receivable:
  Trade                                                                             $143,681             $103,139
  Other                                                                                6,273                6,767
                                                                                    --------             --------
                                                                                     149,954              109,906
Less:
  Allowance for doubtful accounts                                                        882                  262
  Allowance for price protection
    and customer returns (note 10)                                                    52,489               15,517
                                                                                    --------             --------
  Net accounts receivable                                                           $ 96,583             $ 94,127
                                                                                    ========             ========
Property and equipment, at cost                          Useful life
                                                         -----------
  Land and land improvements                                20 years                $ 12,817             $ 12,946
  Buildings                                              20-40 years                  94,462               86,465
  Machinery and equipment                                   10 years                 653,645              522,514
  Furniture and fixtures                                  4-10 years                  41,368               36,989
  Construction in progress                                   -                        75,894               41,326
                                                                                    --------             --------
  Total property and equipment                                                       878,186              700,240
  Accumulated depreciation                                                           310,924              276,841
                                                                                    --------             --------
  Net property and equipment                                                        $567,262             $423,399
                                                                                    ========             ========
Accrued expenses:
  Salaries, wages and related employee costs                                        $ 23,795             $ 18,254
  Vacation                                                                             9,526                8,752
  Other                                                                               15,908               15,039
                                                                                    --------             --------
  Total accrued expenses                                                            $ 49,229             $ 42,045
                                                                                    ========             ========

                                                                     Years ended March 31,
                                                   --------------------------------------------------
                                                     2001                 2000                 1999
                                                   --------             --------             --------
Other (income) /expense
  Loss on retirement of assets                     $ 3,380              $ 9,405              $   985
  Accounts receivable discounting                    5,236                3,444                2,988
  Unrealized gain on foreign currency
    forward contracts                                 (941)              (1,682)                   -
  Other                                                217                  528                  300
                                                   -------              -------              -------
                                                   $ 7,892              $11,695              $ 4,273
                                                   =======              =======              =======

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

NOTE 14: EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows (dollars in thousands except per share data):



                                                                               Years ended March 31,
                                                             -------------------------------------------------------
                                                                2001                   2000                  1999
                                                             ----------             ----------            ----------

Net earnings                                                   $352,346                $70,119               $ 6,150

Weighted-average shares outstanding
  (Basic)                                                    86,930,965             80,650,376            78,441,440

Stock Options                                                 1,250,153              1,761,258               586,420
                                                             ----------             ----------            ----------
Weighted-average shares outstanding
  (Diluted)                                                  88,181,118             82,411,634            79,027,860
                                                             ----------             ----------            ----------

Basic earnings per share                                          $4.05                  $0.87                 $0.08

Diluted earnings per share                                        $4.00                  $0.85                 $0.08


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


                                KEMET Corporation
                                  (Registrant)



Date: June 15, 2001             /s/ D. Ray Cash
                                ------------------------------------------------
                                D. Ray Cash
                                Senior Vice President, Chief Financial
                                Officer, and Assistant Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: June 15, 2001             /s/ David E. Maguire
                                ------------------------------------------------
                                David E. Maguire
                                Chairman and Chief Executive Officer



Date: June 15, 2001             /s/ Charles M. Culbertson II
                                ------------------------------------------------
                                Charles M. Culbertson II
                                President and Chief Operating Officer



Date: June 15, 2001             /s/ D. Ray Cash
                                ------------------------------------------------
                                D. Ray Cash
                                Senior Vice President, Chief Financial Officer
                                and Assistant Secretary (Principal Accounting
                                and Financial Officer)



Date: June 15, 2001             /s/ Charles E. Volpe
                                ------------------------------------------------
                                Charles E. Volpe
                                Director



Date: June 15, 2001             /s/ Stewart A. Kohl
                                ------------------------------------------------
                                Stewart A. Kohl
                                Director



Date: June 15, 2001             /s/ E. Erwin Maddrey, II
                                ------------------------------------------------
                                E. Erwin Maddrey, II
                                Director



Date: June 15, 2001             /s/ Paul C. Schorr IV
                                ------------------------------------------------
                                Paul C. Schorr IV
                                Director