Form 10-Q
period 2001-06-30
KEMET CORP
filed 2001-08-14
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 2001.

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-20289

KEMET CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	57-0923789
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

 Yes /x/  No / /

    Common Stock Outstanding at: August 1, 2001

Title of Each Class Outstanding	Number of Shares

Common Stock, $.01 Par Value	85,635,119

Part I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	June 30, 2001	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$325,275	$360,758
Accounts receivable	12,752	96,583
Inventories:
Raw materials and supplies	114,532	79,002
Work in process	91,689	81,975
Finished goods	57,921	41,300

Total inventories	264,142	202,277
Prepaid expenses and other current assets	38,526	50,493
Deferred income taxes	32,602	35,018

Total current assets	673,297	745,129
Property and equipment, net	589,749	567,262
Intangible assets, net	43,484	44,027
Other assets	16,085	10,112

Total assets	$1,322,615	$1,366,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$157,739	$201,767
Accrued expenses	42,397	49,229
Income taxes payable	27,308	34,078

Total current liabilities	227,444	285,074
Long-term debt	100,000	100,000
Other non-current obligations	51,084	51,084
Deferred income taxes	46,522	44,196

Total liabilities	425,050	480,354
Stockholders' equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,730,312 and 87,619,517 shares at June 30, 2001, and March 31, 2001, respectively	877	876
Additional paid-in capital	323,616	322,068
Retained earnings	603,243	590,192
Accumulated other comprehensive income	6,788	2,355
Treasury stock, at cost (2,000,040 and 1,600,040 shares at June 30, 2001 and March 31, 2001, respectively)	(36,959)	(29,315)

Total stockholders' equity	897,565	886,176

Commitments and contingencies
Total liabilities and stockholders' equity	$1,322,615	$1,366,530

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars in thousands except per share data)

	Three months ended June 30,
	2001	2000
Net sales	$152,720	$329,169
Operating costs and expenses:
Cost of goods sold, exclusive of depreciation	94,480	169,836
Selling, general and administrative expenses	12,152	12,861
Research and development	7,445	5,622
Depreciation and amortization	18,205	15,264

Total operating costs and expenses	132,282	203,583

Operating income	20,438	125,586
Other (income) and expense:
Interest income	(4,101)	(3,039)
Interest expense	2,020	1,836
Other expense	2,127	3,352

Earnings before income taxes	20,392	123,437
Income tax expense	7,341	43,203

Net earnings	$13,051	$80,234

Net earnings per share:
Basic	$0.15	$0.92
Diluted	$0.15	$0.90
Weighted-average shares outstanding:
Basic	85,815,664	87,324,021
Diluted	86,737,292	88,915,974

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three months ended June 30,
	2001	2000
Sources (uses) of cash:
Net cash provided by operating activities	$18,997	$74,795
Investing activities:
Purchases of short-term investments	—	(23,407)
Proceeds from maturity of short-term investments	—	9,794
Additions to property and equipment	(40,715)	(62,664)
Investment in affiliates	(7,207)	—
Other	(86)	42

Net cash used by investing activities	(48,008)	(76,235)
Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	580	379
Proceeds from exercise of stock options	307	1,922
Proceeds from put options	1,461	—
Purchases of treasury stock	(8,820)	—

Net cash provided (used) by financing activities	(6,472)	2,301

Net increase (decrease) in cash	(35,483)	861
Cash and cash equivalents at beginning of period	360,758	75,735

Cash and cash equivalents at end of period	$325,275	$76,596

See accompanying notes to consolidated financial statements.

Note 1. Basis of Financial Statement Preparation

    The consolidated financial statements contained herein, other than the March 31, 2001, Balance Sheet, are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries (KEMET or the Company). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 2001, Form 10-K. Net sales and operating results for the three months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

    Certain prior year amounts were reclassified to conform to current period presentation.

Note 2. Reconciliation of basic earnings per common share to diluted earnings per common share

    In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Earnings Per Share
(Dollars in thousands except per share data)

	For the three months ended June 30,
	2001			2000
	Income (numerator)	Shares (denominator)	Per- Share Amount	Income (numerator)	Shares (denominator)	Per- Share Amount
Basic EPS	$13,051	85,815,664	$0.15	$80,234	87,324,021	$0.92
Effect of dilutive securities:
Stock options		901,214	—	—	1,591,953	$(0.02)
Put options		20,414	—	—	—	—
Diluted EPS	$13,051	86,737,292	$0.15	$80,234	88,915,974	$0.90

Note 3. Derivatives and Hedging

    The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

    Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At June 30, 2001, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $122.9 million. The fair values of these contracts at June 30, 2001, totaled $11.9 million, which is recorded as a derivative asset on the Company's balance sheet as other current assets.

Hedging Commodity Prices

    The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly and closely related to the host contract. As such, the fair values of these embedded derivatives are recorded on the balance sheet as derivative assets or liabilities and the change in fair values is recorded as a component of cost of goods sold. At June 30, 2001, the Company had derivative assets from these embedded derivatives of $4.1 million included in other current assets on the balance sheet.

    All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Note 4. Put Options

    The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million of its common shares. Premiums generated from the sale of outstanding put options were $4.2 million and have been accounted for as Additional Paid-In Capital. The fair value of the put options at June 30, 2001, totaled $0.7 million. The Company had the maximum potential obligation to purchase 1.6 million shares of its common stock at a weighted average purchase price of $18.67 for an aggregate of $30.7 million at June 30, 2001. The put options are exercisable only at maturity and expire between July and December 2001. The Company has the right to settle the put options through physical settlement or net share settlement using shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Outlook

    The electronics industry is a high-growth, cyclical industry. The Company believes that the industry is now in another correction phase of a long-term growth trend. The Company considers that the rapidity with which this inventory/capacity correction is occurring is unprecedented compared to previous cycles. The Company is of the opinion that shipments were down significantly (see Results of Operations) both sequentially and compared to the same period in the prior year due to the correction. The Company anticipated the reduction in demand, and scaled down operations accordingly.

    From a peak of 16,000 employees in the summer of 2000, the number of employees at June 30, 2001, was reduced to approximately 10,000. This was achieved through a variety of programs, such as attrition, special leaves of absences, early retirement programs, and the reduction-in-force of 1,800 employees in June 2001. The Company also established other cost reduction or cost containment programs in response to the business downturn. The Company believes these actions will result in an annualized expense reduction of approximately $50.0 million at a cost of approximately $5.0 million, recognized through the quarter ended June 30, 2001.

    The Company's best current estimate, given a high level of economic uncertainty, is that revenues for the quarter ending September 30, 2001 may be down 10% to 15% from the quarter ended June 30, 2001, and that net income for the September quarter will be positive. The Company expects that the gross margin percentage for fiscal 2002 will average in the range of 28% to 33%. The Company is of the opinion that shipments may have reached the low point of the current cycle in the quarter ended June 30, 2001, and that unit shipments will begin to grow in the September quarter. Average selling prices for the quarter ended June 30, 2001, decreased approximately 11% from average selling prices in the previous quarter. The Company expects average selling prices to decline 15% to 25% over the balance of the fiscal year.

    For fiscal 2002, the Company anticipates maintaining its investment in key customer relationships through its direct sales and customer service professionals, as well as its research and development to maintain its position at the leading edge of technology in the capacitor industry.

    Capital expenditures for fiscal 2002 are anticipated to be in the range of $100 to $150 million, compared to $211 million in fiscal 2001. The Company continues to add manufacturing capacity for cost-efficient base metal electrode (BME) ceramic capacitors, which it believes will allow penetration of the market for high-capacitance ceramic capacitors. At June 30, 2001, BME technology allowed the Company to displace approximately 60% of the palladium it otherwise would have used to make existing ceramic capacitor products. The Company also anticipates continuing to add capacity for new solid aluminum capacitors. During the quarter, KEMET completed the transition of production of its smallest size commercial tantalum products to its newest, low-cost manufacturing facility in Mexico.

RESULTS OF OPERATIONS

Comparison of the Three Month Period Ended June 30, 2001 with the Three Month Period Ended June 30, 2000

    Net sales for the three months ended June 30, 2001, decreased 54% to $152.7 million from $329.2 million as compared to the same period last year. The decrease in net sales was primarily attributable to lower unit volume in both tantalum and ceramic capacitors. There was a substantial decrease in demand across market segments during the quarter ended June 30, 2001. Sales of surface-mount capacitors were $119.3 million for the quarter ended June 30, 2001, compared to $294.1 million for the same quarter last year, while sales of leaded capacitors were $33.4 million versus $35.1 million during the same period last year. Globally, domestic sales decreased during the period by 56% to $68.4 million. Export sales decreased by 52% to $84.3 million, compared to $174.8 million in the prior year's first quarter.

    Cost of sales, exclusive of depreciation, for the quarter ended June 30, 2001, was $94.5 million, compared to $169.8 million for the same period last year. As a percentage of net sales, cost of sales, exclusive of depreciation, increased to 62%, compared to 52% for the prior year quarter. Manufacturing throughput was down in response to the decrease in demand, which resulted in the absorption of fixed costs over fewer units than in the same period in the prior year.

    Selling, general and administrative expenses for the three months ended June 30, 2001, were $12.2 million, or 8% of net sales, as compared to $12.9 million, or 4% of net sales, for the prior year. Selling, general and administrative expenses as a percent of sales increased as a result of lower revenues.

    Research and development expenses for the three months ended June 30, 2001, were $7.4 million, as compared to $5.6 million for the prior period. The increase over the same period in the prior year was 32%. Sequentially, the expenditures were consistent with spending in the third and fourth quarters of fiscal 2001, both of which had over $7.0 million in research, development and engineering expenses. The spending is the result of the Company's continuing commitment to invest in the development of new products and technologies.

    Depreciation and amortization expense was $18.2 million for the three months ended June 30, 2001, as compared to $15.3 million for the prior period. The increase principally reflects the capital expenditures since the same period in the prior year as the Company invested in additional capacity to support existing and new product expansions.

    Operating income for the three months ended June 30, 2001, was $20.4 million compared to $125.6 million for the prior period. The decrease resulted primarily from combination of the aforementioned decrease in net sales and reduced manufacturing margins.

    Income tax expense was $7.3 million for the three months ended June 30, 2001, compared to $43.2 million in the prior period. The decrease in income taxes was the result of less income subject to taxes as sales and margins were down as compared to the prior period.

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

    Cash flows from operating activities for the three months ended June 30, 2001, amounted to a surplus of $19.0 million compared to $74.8 million for the three months ended June 30, 2000. The reduction in cash flow was primarily a result of the decrease in net income combined with the timing of cash flows from current assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities, and income taxes payable.

    Capital expenditures were $40.7 million for the three months ended June 30, 2001, compared to $62.7 million in the prior year. Capital expenditures in the prior year principally reflect capacity added to meet demand. The current period's expenditures are the completion of projects initiated during fiscal year 2001. They represent the Company's commitment to improve product quality, expand into new products, and improve manufacturing efficiencies. The Company estimates its capital expenditures for fiscal year 2002 to be approximately $100 to $150 million.

    During the three months ended June 30, 2001, the Company's indebtedness did not change. As of June 30, 2001, the Company had unused availability under its revolving credit facility and swingline loan of approximately $150.0 million and $10.0 million, respectively.

    The Board of Directors authorized the purchase of up to 8.0 million shares of its common stock on the open market. As of June 30, 2001, the Company had made direct purchases of 2.0 million shares for $37.0 million and had outstanding put option obligations for approximately 1.6 million shares under the program. The amount and timing of purchases will depend on market conditions and other factors. The program will be funded from existing cash, and a combination of direct purchases and put options may be used to execute the program.

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

Impact of Recently Issued Accounting Standards

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Statement No. 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective April 1, 2002. As of the date of the adoption, the Company expects to have unamortized goodwill of approximately $27.7 million, which will be subject to the provisions of Statement No. 142. Amortization expense related to goodwill was approximately $1.0 million and $0.2 million for the year ended March 31, 2001 and the three months ending June 30, 2001, respectively. The Company is currently assessing the impact of the adoption of Statement No. 142.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143,"Accounting for Asset Retirement Obligations"(Statement No. 143). Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective April 1, 2003. The Company is currently assessing the impact of the adoption of Statement No. 143.

    From time to time, information provided by the Company, including but not limited to statements in this report or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's 2001 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

Item 3. Market Risk

    Market risk disclosure included in the Company's fiscal year ending March 31, 2001, Form 10-K, Part II, Item 7 A, is still applicable and updated through June 30, 2001 (See Note Three of the Financial Statements).

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

    Other than as reported above and in the Company's fiscal year ending March 31, 2001, Form 10-K under the caption "Item 3. Legal Proceedings," the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.

Item 2. Change in Securities.

    None.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    (a) The Company held its Annual Meeting of Stockholders on July 25, 2001.

    (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the definitive proxy statement of the Company dated as of June 25, 2001, and such nominees were elected.

    c)  Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

  (i)
  Election of Directors of the Company.

    All proxy nominees for directors as listed in the proxy statement were elected to serve three-year terms with the following vote:

Nominee	In Favor	Against	Abstained
David E. Maguire	68,261,049	—	9,387,615
Stewart A. Kohl	77,002,450	—	646,214
  (ii)
  The ratification of the appointment of KPMG LLP as independent public accountants for the year ending March 31, 2002:

In Favor	Against	Abstained
76,337,422	1,262,994	48,248

Item 5. Other Information.

    None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

    4.1 Ninth Amendment to Credit Agreement between KEMET Corporation, Wachovia Bank, N.A. as Agent, and the Banks named in the Credit Agreement dated as of January 23, 2001.

(b)
Reports on Form 8-K.

    None.

Signature

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001
KEMET Corporation
/s/ D. R. CASH D. R. Cash Senior Vice President and Chief Financial Officer

QuickLinks

  Part I—FINANCIAL INFORMATION
  ITEM 1—Financial Statements
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Market Risk
  Part II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Change in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
Signature