Form 10-Q
period 2001-09-30
KEMET CORP
filed 2001-11-02
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 2001.

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

 Yes /x/  No / /

    Common Stock Outstanding at: October 31, 2001

Title of Each Class	Number of Shares Outstanding

Common Stock, $.01 Par Value	85,660,947

Part I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	September 30, 2001	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$170,271	$360,758
Short-term investments	47,895	—
Accounts receivable	26,427	96,583
Inventories:
Raw materials and supplies	125,723	79,002
Work in process	81,193	81,975
Finished goods	70,947	41,300

Total inventories	277,863	202,277
Prepaid expenses and other current assets	5,833	50,493
Deferred income taxes	34,630	35,018

Total current assets	562,919	745,129
Property and equipment, net	594,049	567,262
Intangible assets, net	42,941	44,027
Other assets	15,411	10,112

Total assets	$1,215,320	$1,366,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$86,779	$201,767
Accrued expenses	44,608	49,229
Income taxes payable	7,015	34,078

Total current liabilities	138,402	285,074
Long-term debt	100,000	100,000
Other non-current obligations	27,460	51,084
Deferred income taxes	59,033	44,196

Total liabilities	324,895	480,354
Stockholders' equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,755,716 and 87,619,517 shares at September 30, 2001, and March 31, 2001, respectively	877	876
Additional paid-in capital	322,880	322,068
Retained earnings	604,233	590,192
Accumulated other comprehensive income	1,143	2,355
Treasury stock, at cost (2,100,040 and 1,600,040 shares at September 30, 2001, and March 31, 2001, respectively)	(38,708)	(29,315)

Total stockholders' equity	890,425	886,176

Commitments and contingencies
Total liabilities and stockholders' equity	$1,215,320	$1,366,530

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars in thousands except per share data)

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
Net sales	$120,636	$364,049	$273,357	$693,218
Operating costs and expenses:
Cost of goods sold, exclusive of depreciation	82,382	176,174	176,863	346,010
Selling, general and administrative expenses	11,588	12,962	23,741	25,824
Research and development	6,388	6,169	13,832	11,791
Depreciation and amortization	18,115	16,281	36,320	31,545

Total operating costs and expenses	118,473	211,586	250,756	415,170

Operating income	2,163	152,463	22,601	278,048
Other (income) and expense:
Interest income	(2,521)	(3,955)	(6,622)	(6,995)
Interest expense	1,998	1,867	4,018	3,703
Other expense	1,139	26	3,266	3,377

Total other expense (income)	616	(2,062)	662	85
Earnings before income taxes	1,547	154,525	21,939	277,963
Income tax expense	557	58,261	7,898	101,465

Net earnings	$990	$96,264	$14,041	$176,498

Net earnings per share:
Basic	$0.01	$1.10	$0.16	$2.02
Diluted	$0.01	$1.08	$0.16	$1.99
Weighted-average shares outstanding:
Basic	85,653,867	87,414,074	85,733,303	87,276,964
Diluted	86,399,931	88,804,300	86,577,400	88,847,451

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six months ended September 30,
	2001	2000
Sources (uses) of cash:
Net cash provided (used) by operating activities	$(63,270)	$162,531
Investing activities:
Purchases of short-term investments	(47,895)	(185,279)
Proceeds from maturity of short-term investments	—	147,158
Additions to property and equipment	(63,297)	(119,239)
Investment in affiliates	(7,207)	—
Other	176	(150)

Net cash used by investing activities	(118,223)	(157,510)
Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	840	601
Proceeds from exercise of stock options	366	2,015
Proceeds from put options	600	610

Purchases of treasury stock	(10,800)	—
Net cash provided (used) by financing activities	(8,994)	3,226

Net increase (decrease) in cash	(190,487)	8,247
Cash and cash equivalents at beginning of period	360,758	75,735

Cash and cash equivalents at end of period	$170,271	$83,982

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

    The consolidated financial statements contained herein, other than the March 31, 2001, balance sheet, are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries ("KEMET" or the "Company"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 2001, Form 10-K. Net sales and operating results for the three and six months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

Computation of Basic and Diluted Earnings Per Share
(Dollars in thousands except per share data)

	For the three months ended September 30,
	2001			2000
	Income (numerator)	Shares (denominator)	Per- Share Amount	Income (numerator)	Shares (denominator)	Per- Share Amount
Basic EPS	$990	85,653,867	$0.01	$96,264	87,414,074	$1.10
Effect of dilutive securities:
Stock options	—	698,972	—	—	1,390,226	(0.02)
Put options	—	47,092	—	—	—	—

Diluted EPS	$990	86,399,931	$0.01	$96,264	88,804,300	$1.08

	For the six months ended September 30,
	2001			2000
	Income (numerator)	Shares (denominator)	Per- Share Amount	Income (numerator)	Shares (denominator)	Per- Share Amount
Basic EPS	$14,041	85,733,303	$0.16	$176,498	87,276,964	$2.02
Effect of dilutive securities:
Stock options	—	798,996	—	—	1,570,487	(0.03)
Put options	—	45,101	—	—	—	—

Diluted EPS	$14,041	86,577,400	$0.16	$176,498	88,847,451	$1.99

Note 3.  Derivatives and Hedging

    The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

    Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At September 30, 2001, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $88.7 million. The fair values of these contracts at September 30, 2001, totaled $3.3 million, which is recorded as a derivative asset on the Company's balance sheet as other current assets. Net of taxes, approximately $2.1 million of gains on the peso forward contracts would be credited to cost of sales over the next twelve months if exchange rate conditions at September 30, 2001, hold constant. Through September 30, 2001, Mexican peso hedge ineffectiveness was immaterial.

Hedging Commodity Prices

    The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly and closely related to the host contract. The Company entered into forward palladium contracts to hedge the price of palladium lease contracts. The forward contracts are accounted for as fair value hedges, with the gain or loss being reflected in earnings and offset entirely by the gain or loss on lease contracts. As such, the fair values of these embedded derivatives are recorded on the balance sheet as derivative assets or liabilities and the change in fair values is recorded as a component of cost of goods sold. At September 30, 2001, the Company had derivative assets from these embedded derivatives of $0.9 million included in other current assets on the balance sheet.

    All other contracts to purchase raw materials qualify for the normal purchases exclusion Financial Accounting Standards No. 133,"Accounting for Derivative Instruments and Hedging Activities" and are not accounted for as derivatives.

Note 4.  Put Options

    The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million of its common shares. Net premiums generated from the sale of outstanding put options were $0.6 million and have been accounted for as Additional Paid-In Capital. During the six months ended September 30, 2001, the Company purchased 500,000 shares of treasury stock in connection with the exercise of such put options. At September 30, 2001, the Company had the maximum potential obligation to purchase 342,000 shares of its common stock at a weighted average purchase price of $21.15 for an aggregate of $7.2 million. The put options are exercisable only at maturity and expire between December 2001 and March 2002. The Company has the right to settle the put options through physical settlement or net share settlement using shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Outlook

    The electronics industry is a high-growth, cyclical industry. The Company believes that the industry is now in another correction phase of a long-term growth trend. The Company considers that the rapidity with which this inventory/capacity correction is occurring is unprecedented compared to previous cycles. The Company is of the opinion that shipments were down significantly (see Results of Operations) both sequentially and compared to the same period in the prior year due to the correction. The Company regards the decline as the most pronounced in its history, and it results from two factors. First, customers' capacitor consumption fell off as demand turned down. Second, customers are purchasing capacitors significantly below their level of consumption as they use up inventory. The Company anticipated the reduction in demand and scaled back operations accordingly.

    From a peak of 16,000 employees in the summer of 2000, the number of employees at September 30, 2001, was reduced to approximately 9,200. This was achieved through a variety of programs, such as attrition, special leaves of absences, early retirement programs, and reductions-in-force. The Company also established other cost reduction or cost containment programs in response to the business downturn. The Company believes these actions will result in an annualized expense reduction of approximately $81.0 million at a cost of approximately $8.0 million, recognized through September 30, 2001.

    The Company's best current estimate, given a high level of economic uncertainty, is that revenues for the quarter ended December 31, 2001, will be approximately equal to those for the quarter ended September 30, 2001, and that net income for the December quarter will be positive. The Company expects that the gross margin percentage for fiscal 2002 will average in the range of 28% to 33%. The Company is of the opinion that unit shipments may have reached the low point of the current cycle in the quarter ended September 30, 2001 and will begin to grow in the December quarter. Average selling prices for the quarter ended September 30, 2001, decreased approximately 10% from average selling prices in the previous quarter. The Company expects average selling prices to decline 8% to 10% over the balance of the fiscal year.

    For fiscal 2002, the Company anticipates maintaining its investments in key customer relationships through its direct sales and customer service professionals, as well as its research and development, to maintain its position at the leading edge of technology in the capacitor industry.

    Capital expenditures for fiscal 2002 are anticipated to be in the range of $100 million, compared to $211 million in fiscal 2001. The Company continues to add manufacturing capacity for cost-efficient base metal electrode (BME) ceramic capacitors, which it believes will allow penetration of the market for high-capacitance ceramic capacitors. At September 30, 2001, BME technology allowed the Company to displace approximately 60% of the palladium it otherwise would have used to make existing ceramic capacitor products. The Company also anticipates continuing to add capacity for new solid aluminum capacitors. During the quarter, the Company continued to transfer the production of its smaller sizes of commercial tantalum products to its newest, low-cost manufacturing facility in Mexico.

RESULTS OF OPERATIONS

Comparison of the Three and Six Month Periods Ended September 30, 2001, with the Three and Six Month Periods Ended September 30, 2000:

    Net Sales for the quarter and six months ended September 30, 2001, decreased 67% and 61%, respectively, to $120.6 million and $273.4 million as compared to the same periods last year. There was a substantial decrease in demand across market segments during the quarter and six months ended September 30, 2001. The decrease in net sales was attributable to a decline in both tantalum and ceramic capacitor unit volume and lower average selling prices. Sales of surface-mount capacitors for the quarter and six months ended September 30, 2001, were $91.0 million and $210.3 million, a decrease of 72% and 66%, respectively, from the prior-year periods. Domestic sales for the same periods decreased 67% and 62% to $57.9 million and $126.3 million, respectively. Export sales decreased 67% and 60% to $62.7 million and $147.1 million for the quarter and six months ended September 30, 2001, respectively.

    Cost of sales, exclusive of depreciation, for the quarter and six months ended September 30, 2001, was $82.4 million and $176.9 million, respectively, as compared to $176.2 million and $346.0 million for the same periods last year. As a percentage of net sales, cost of sales, exclusive of depreciation, was 68% and 65% for the quarter and six months ended September 30, 2001, respectively, as compared to 48% and 50% for the prior-year periods. Manufacturing throughput was down in response to the decrease in demand, which resulted in the absorption of fixed costs over fewer units than in the same period in the prior year. This, combined with decreasing average selling prices, resulted in an increase in the cost of sales as a percentage of sales in the current year as compared to the same periods last year.

    Selling, general and administrative expenses for the quarter and six months ended September 30, 2001, were $11.6 million, or 9.6% of sales, and $23.7 million, or 8.7% of sales, respectively, as compared to $13.0 million, or 3.6% of sales, and $25.8 million, or 3.7% of sales, for the prior-year periods. Selling, general and administrative expenses decreased compared to the same periods in the prior year primarily due to Company's efforts to control overhead expenses in anticipation of declining capacitor demand. Selling, general and administrative expenses increased as a percent of sales largely as the result of lower sales in the current year.

    Research and development expenses for the quarter and six months ended September 30, 2001, were $6.4 million and $13.8 million, respectively, as compared to $6.2 million and $11.8 million for the prior comparable periods. The spending reflects the Company's continuing commitment to invest in the development of new products and technologies.

    Depreciation and amortization expense for the quarter and six months ended September 30, 2001, were $18.1 million and $36.3 million, respectively, as compared to $16.3 million and $31.5 million for the prior comparable periods. Versus the same periods in the prior year, the Company invested in additional capacity to support existing and new product expansions and the increase reflects the depreciation on those capital expenditures.

    Operating income for the quarter and six months ended September 30, 2001, was $2.2 million and $22.6 million, respectively, compared to $152.5 million and $278.0 million for the comparable periods in the prior year. The decrease in operating income in the current year resulted primarily from a combination of the aforementioned lower sales levels and the corresponding reduction in manufacturing margins.

    Income tax expense totaled $0.6 million and $7.9 million for the quarter and six months ended September 30, 2001, compared to $58.3 million and $101.5 million for the comparable periods ended September 30, 2000. The decrease in income taxes is primarily the result of lower sales and a reduction in manufacturing margins.

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

    Cash flows from operating activities for the six months ended September 30, 2001, used $63.3 million compared to a $162.5 million surplus for the six months ended September 30, 2000. The reduction in cash flow was primarily a result of the decrease in net income combined with the timing of cash flows from current assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities, and income taxes payable.

    Capital expenditures were $63.3 million for the six months ended September 30, 2001, compared to $119.2 million for the comparable period in the prior year. Capital expenditures in the prior year principally reflect capacity added to meet demand. The current period's expenditures are principally the completion of projects initiated during fiscal 2001. They represent the Company's commitment to improve product quality, expand into new products, and improve manufacturing efficiencies. The Company estimates its capital expenditures for fiscal 2002 to be approximately $100 million.

    During the six months ended September 30, 2001, the Company's indebtedness did not change. As of the date of this filing, the Company had unused availability under its revolving credit facility and swingline loan of approximately $135.0 million and $10.0 million, respectively.

    The Board of Directors authorized the purchase of up to 8.0 million shares of its common stock on the open market. As of September 30, 2001, the Company had made direct purchases of 2.1 million shares for $38.7 million and had outstanding put option obligations for approximately 0.3 million shares under the program. The amount and timing of purchases will depend on market conditions and other factors and will be funded from existing cash.

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

Impact of Recently Issued Accounting Standards

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations"(Statement No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"(Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Statement No. 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective April 1, 2002. As of the date of the adoption, the Company expects to have unamortized goodwill of approximately $27.7 million, which will be subject to the provisions of Statement No. 142. Amortization expense related to goodwill was approximately $1.0 million and $0.5 million for the year ended March 31, 2001, and the six months ending September 30, 2001, respectively. The Company is currently assessing the impact of the adoption of Statement No. 142.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143,"Accounting for Asset Retirement Obligations"(Statement No. 143). Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and will be adopted by the Company effective April 1, 2003. The Company is currently assessing the impact of the adoption of Statement No. 143.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144). Statement No. 144 requires entities to test a long-lived asset, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of the asset. An impairment loss would be recognized for an asset that is assessed as being impaired. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective April 1, 2002. The Company is currently assessing the impact of the adoption of Statement No. 144.

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

Item 3.  Market Risk

    Market risk disclosure included in the Company's fiscal year ending March 31, 2001, Form 10-K, Part II, Item 7 A, is still applicable and updated through September 30, 2001 (see Note Three of the Financial Statements).

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

    None.

    (b) Reports on Form 8-K.

    None.

Signature

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2001
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