Form 10-Q
period 2001-12-31
KEMET CORP
filed 2002-02-07
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended December 31, 2001.

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

Yes /x/    No / /

        Common Stock Outstanding at: January 31, 2002

Title of Each Class	Number of Shares Outstanding

Common Stock, $.01 Par Value	85,847,769

Part I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	December 31, 2001	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$195,873	$360,758
Short-term investments	34,573	—
Accounts receivable	15,676	96,583
Inventories:
Raw materials and supplies	129,452	79,002
Work in process	84,860	81,975
Finished goods	75,574	41,300

Total inventories	289,886	202,277
Prepaid expenses and other current assets	11,301	50,493
Deferred income taxes	30,748	35,018

Total current assets	578,057	745,129
Property and equipment, net	574,687	567,262
Intangible assets, net	42,399	44,027
Other assets	11,249	10,112

Total assets	$1,206,392	$1,366,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$101,379	$201,767
Accrued expenses	42,655	49,229
Income taxes payable	7,258	34,078

Total current liabilities	151,292	285,074
Long-term debt	100,000	100,000
Other non-current obligations	27,460	51,084
Deferred income taxes	58,032	44,196

Total liabilities	336,784	480,354
Stockholders' equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,770,251 and 87,619,517 shares at December 31, 2001, and March 31, 2001, respectively	878	876
Additional paid-in capital	321,880	322,068
Retained earnings	577,314	590,192
Accumulated other comprehensive income	5,213	2,355
Treasury stock, at cost (1,935,595 and 1,600,040 shares at December 31, 2001, and March 31, 2001, respectively)	(35,677)	(29,315)

Total stockholders' equity	869,608	886,176

Total liabilities and stockholders' equity	$1,206,392	$1,366,530

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
Net sales	$117,296	$374,930	$390,653	$1,068,148
Operating costs and expenses:
Cost of goods sold, exclusive of depreciation	103,118	180,919	279,981	526,929
Selling, general and administrative expenses	11,899	14,494	35,640	40,318
Research and development	5,157	7,188	18,989	18,978
Depreciation, amortization and impairment charges	33,960	16,460	70,280	48,005

Total operating costs and expenses	154,134	219,061	404,890	634,230

Operating income (loss)	(36,838)	155,869	(14,237)	433,918
Other (income) and expense:
Interest income	(1,769)	(4,809)	(8,391)	(11,803)
Interest expense	1,358	1,971	5,376	5,673
Other expense	734	2,170	4,000	5,548

Total other expense (income)	323	(668)	985	(582)
Earnings (loss) before income taxes	(37,161)	156,537	(15,222)	434,500
Income tax expense (benefit)	(10,242)	59,134	(2,344)	160,598

Net earnings (loss)	$(26,919)	$97,403	$(12,878)	$273,902

Net earnings (loss) per share:
Basic	$(0.31)	$1.11	$(0.15)	$3.14
Diluted	$(0.31)	$1.10	$(0.15)	$3.09
Weighted-average shares outstanding:
Basic	85,916,721	87,416,454	85,792,509	87,324,976
Diluted	85,916,721	88,678,409	85,792,509	88,782,412

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine months ended December 31,
	2001	2000
Sources (uses) of cash:
Operating activities:
Net earnings (loss)	$(12,878)	$273,902
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, amortization and impairment charges	70,280	48,005
Change in operating assets	42,832	(151,435)
Change in liabilities	(143,570)	76,687
Tax benefit on stock options exercised	1,048	4,150

Net cash provided (used) by operating activities	(42,288)	251,309
Investing activities:
Purchases of short-term investments	(57,818)	(202,354)
Proceeds from maturity of short-term investments	23,245	232,854
Additions to property and equipment	(73,400)	(163,253)
Investment in affiliates	(7,207)	—
Other	179	156

Net cash used by investing activities	(115,001)	(132,597)
Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	1,089	836
Proceeds from exercise of stock options	1,515	2,667
Proceeds from put options	600	2,592
Purchases of treasury stock	(10,800)	(10,399)

Net cash used by financing activities	(7,596)	(4,304)

Net increase (decrease) in cash	(164,885)	114,408
Cash and cash equivalents at beginning of period	360,758	75,735

Cash and cash equivalents at end of period	$195,873	$190,143

See accompanying notes to consolidated financial statements.

Note 1.    Basis of Financial Statement Preparation

        The consolidated financial statements contained herein, other than the March 31, 2001, balance sheet, are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries ("KEMET" or the "Company"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 2001, Form 10-K. Net sales and operating results for the three and nine months ended December 31, 2001, are not necessarily indicative of the results to be expected for the full year.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

        Certain prior-year amounts were reclassified to conform to current period presentation.

Note 2.    Reconciliation of Basic Earnings per Common Share to Diluted Earnings per Common Share

        In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Earnings Per Share
(Dollars in thousands except per share data)

	For the three months ended December 31,
	2001			2000
	Loss (numerator)	Shares (denominator)	Per-Share Amount	Income (numerator)	Shares (denominator)	Per-Share Amount
Basic EPS	$(26,919)	85,916,721	$(0.31)	$97,403	87,416,454	$1.11
Effect of dilutive securities:
Stock options	—	—	—	—	1,104,271	(0.01)
Put options	—	—	—	—	157,684	—

Diluted EPS	$(26,919)	85,916,721	$(0.31)	$97,403	88,678,409	$1.10

	For the nine months ended December 31,
	2001			2000
	Loss (numerator)	Shares (denominator)	Per-Share Amount	Income (numerator)	Shares (denominator)	Per-Share Amount
Basic EPS	$(12,878)	85,792,509	$(0.15)	$273,902	87,324,976	$3.14
Effect of dilutive securities:
Stock options	—	—	—	—	1,408,208	(0.05)
Put options	—	—	—	—	49,228	—

Diluted EPS	$(12,878)	85,792,509	$(0.15)	$273,902	88,782,412	$3.09

        The quarter and nine months ended December 31, 2001, excluded potentially dilutive securities of 895,349 and 962,655, respectively, in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 3.    Derivatives and Hedging

        The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

        Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At December 31, 2001, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $62.6 million. The fair values of these contracts at December 31, 2001, totaled $9.5 million, which is recorded as a derivative asset on the Company's balance sheet as other current assets. Net of taxes, approximately $6.1 million of gains on the peso forward contracts would be credited to cost of sales over the next twelve months if exchange rate conditions at December 31, 2001, hold constant. Through December 31, 2001, Mexican peso hedge ineffectiveness was not material.

Hedging Commodity Prices

        The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly and closely related to the host contract. The Company entered into forward palladium contracts to hedge the price of palladium lease contracts. The forward contracts are accounted for as economic hedges, with the gain or loss being reflected in earnings and offset entirely by the gain or loss on lease contracts. As such, the fair values of these embedded derivatives are recorded on the balance sheet as derivative assets or liabilities and the change in fair values is recorded as a component of cost of goods sold. At December 31, 2001, the Company had no derivative assets or liabilities from embedded derivatives.

        All other contracts to purchase raw materials qualify for the normal purchases exclusion in accordance with Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and are not accounted for as derivatives.

Note 4.    Put Options

        The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million of its common shares. Net premiums generated from the sale of outstanding put options were $0.6 million and have been accounted for as Additional Paid-In Capital. During the nine months ended December 31, 2001, the Company purchased 500,000 shares of treasury stock in connection with the exercise of such put options. At December 31, 2001, the Company had the maximum potential obligation to purchase approximately 342,000 shares of its common stock at a weighted average purchase price of $21.01 for an aggregate of $7.2 million. The put options are exercisable only at maturity and expire in March and April of 2002. The Company has the right to settle the put options through physical settlement or net share settlement using shares of the Company's common stock.

Note 5.    Nonrecurring Charges

        Certain nonrecurring charges were incurred during the quarter ended December 31, 2001. The charges totaled $38.5 million and were included in the statement of operations under two captions: $23.2 million in cost of goods sold and $15.3 million in depreciation, amortization and impairment charges. As described in Management's Discussion and Analysis of Results of Operations and Financial Condition, demand for the Company's products decreased substantially during the first nine months of fiscal 2002, requiring a reevaluation of the Company's cost structure resulting in (1) charges of $9.9 million associated with personnel reductions of approximately 600 and 1,000 employees in the U.S.

and Mexico, respectively, (2) charges of $13.3 million in connection with excess and obsolete inventories, including precious metals, (3) asset impairment charges of $15.3 million including $11.6 million of machinery and equipment and a $3.7 million loss associated with the termination of the Company's Australian joint venture.

        At December 31, 2001, approximately $6.0 million related to the reduction in the labor force is included in accrued expenses. This amount is expected to be paid within one year.

Note 6.    Commitments

        The Company has a contract to purchase tantalum, a metal used in the manufacture of tantalum capacitors, through 2003. The contractual agreement requires the Company to purchase specific amounts of tantalum ore, powder and wire at fixed prices. The contracted amounts are estimated to be $77 million and $65 million for calendar 2002 and 2003, respectively. The Company also purchases tantalum from other suppliers under contracts that are subject to periodic adjustment.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Comparison of the Three- and Nine-Month Periods Ended December 31, 2001, with the Three- and Nine-Month Periods Ended December 31, 2000:

        Net sales for the quarter and nine months ended December 31, 2001, decreased 69% and 63%, respectively, to $117.3 million and $390.7 million as compared to the same periods last year. There was a substantial decrease in demand across market segments during the quarter and nine months ended December 31, 2001. The decrease in net sales was attributable to a decline in both tantalum and ceramic capacitor unit volume and lower average selling prices. Sales of surface-mount capacitors for the quarter and nine months ended December 31, 2001, were $94.5 million and $304.9 million, a decrease of 72% and 68%, respectively, from the prior-year periods. Domestic sales for the same periods decreased 71% and 65% to $51.7 million and $178.1 million, respectively. Export sales decreased 67% and 62% to $65.6 million and $212.6 million for the quarter and nine months ended December 31, 2001, respectively.

        Cost of sales, exclusive of depreciation, for the quarter and nine months ended December 31, 2001, was $103.1 million and $280.0 million, respectively, as compared to $180.9 million and $526.9 million for the same periods last year. The periods ended December 31, 2001, include approximately $23.2 million of nonrecurring charges (Note 5) as opposed to none in the prior periods. As a percentage of net sales, cost of sales, exclusive of depreciation, was 88% and 72% for the quarter and nine months ended December 31, 2001, respectively, as compared to 48% and 49% for the prior-year periods. Excluding $23.2 million of nonrecurring charges and depreciation expense, cost of sales was 68% and 66% of sales for the quarter and year-to-date periods ended December 31, 2001. Manufacturing throughput was down in response to the decrease in demand, which resulted in the absorption of fixed costs over fewer units than in the same period in the prior year. Combined with nonrecurring charges and decreasing average selling prices, this resulted in an increase in the cost of sales as a percentage of sales in the current year as compared to the same periods last year.

        Selling, general and administrative expenses for the quarter and nine months ended December 31, 2001, were $11.9 million, or 10.2% of sales, and $35.6 million, or 9.2% of sales, respectively, as compared to $14.5 million, or 3.9% of sales, and $40.3 million, or 3.8% of sales, for the prior-year periods. Selling, general and administrative expenses decreased compared to the same periods in the prior year primarily due to the Company's efforts to control overhead expenses in anticipation of declining capacitor demand. Selling, general and administrative expenses increased as a percent of sales largely as the result of lower sales in the current year.

        Research and development expenses for the quarter and nine months ended December 31, 2001, were $5.2 million and $19.0 million, respectively, as compared to $7.2 million and $19.0 million for the prior comparable periods. A reduction in expenses and the capitalization of certain costs in the quarter ended December 31, 2001, compared to the same period in the prior year resulted in the decrease from period to period. The Company continues to invest in the development of new products and technologies.

        Depreciation, amortization and impairment charges for the quarter and nine months ended December 31, 2001, were $34.0 million and $70.3 million, respectively, as compared to $16.5 million and $48.0 million for the prior comparable periods. The primary reason for the increase over the periods ended December 31, 2000, is that $15.3 million of asset impairment charges are reflected in the quarter and year-to-date periods ended December 31, 2001. There were no asset impairment charges in the periods ended December 31, 2000. The increase, net of the asset impairment charges, was the result of the Company's investment in additional capacity to support existing and new product expansions. The increase reflects the depreciation on those capital expenditures.

        Operating income (loss) for the quarter and nine months ended December 31 2001, was ($36.8) million and ($14.2) million, respectively, compared to $155.9 million and $433.9 million for the comparable periods in the prior year. The decrease in operating income in the current year resulted primarily from a combination of the aforementioned lower sales levels, charges related to the nonrecurring charges in the quarter ended December 31, 2001, and the corresponding reduction in manufacturing margins.

        The income tax benefit totaled $10.2 million and $2.3 million for the quarter and nine months ended December 31, 2001, respectively, compared to expense of $59.1 million and $160.6 million for the comparable periods ended December 31, 2000. The benefit in the current year versus the expense in the prior year was the result of a current year pre-tax loss compared to a pre-tax profit in the prior year.

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

        Cash flows from operating activities for the nine months ended December 31, 2001, used $42.3 million compared to a $251.3 million surplus for the nine months ended December 31, 2000. The reduction in cash flow was primarily a result of the decrease in net income combined with the timing of cash flows from current assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities, and income taxes payable.

        Capital expenditures were $73.4 million for the nine months ended December 31, 2001, compared to $163.3 million for the comparable period in the prior year. Capital expenditures in the prior year principally reflect capacity added to meet demand. The current period's expenditures are principally the completion of projects initiated during fiscal 2001. They represent the Company's commitment to improve product quality, expand into new products, and improve manufacturing efficiencies. The Company estimates its capital expenditures for fiscal 2002 to be approximately $85 million.

        During the nine months ended December 31, 2001, the Company's indebtedness did not change. As of the date of this filing, the Company had unused availability under its revolving credit facility and swingline loan of approximately $135.0 million and $10.0 million, respectively.

        The agreement whereby a subsidiary of the Company discounts certain non-U.S. accounts receivable will expire in April 2002, and the Company does not intend to renew or replace this facility. Approximately $48.9 million was advanced to the Company related to the discounting of its non-U.S. accounts receivable at December 31, 2001.

        The Board of Directors authorized a program to purchase up to 8.0 million shares of its common stock on the open market. Through December 31, 2001, the Company made direct purchases of 2.1 million shares for $38.7 million. Approximately 165,000 shares were subsequently reissued for employee stock options exercises. At December 31, 2001, the Company held approximately 1,936,000 treasury shares at a cost of $35.7 million and had outstanding put option obligations for approximately 0.3 million shares at a weighted average purchase price of $21.01 per share under the purchase program. The amount and timing of purchases will depend on market conditions and other factors and will be funded from existing cash.

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

Nonrecurring Charges

        The Company announced major nonrecurring charges in December 2001. Following two years of tremendous growth in electronic product shipments in calendar years 1999 and 2000, the electronics industry experienced a severe inventory correction. Shipments for the nine months ended December 31, 2001, were approximately 37% of the level for the same period in the prior year. Order rates improved in the quarter ended December 31, 2001, but the Company anticipates that reduced production levels will continue well into calendar 2002. Actions taken by the Company include streamlining of manufacturing facilities and the acceleration of productivity improvement programs, as well as a reduction of manufacturing and support personnel in the Company's U.S. and Mexican facilities. A summary of the nonrecurring charges expensed in the quarter ended December 31, 2001, follows (in millions):

		Classification
	Amount	COS*	Impairment
Inventory charges	$13.3	x
Impaired long-lived assets	11.6		x
Personnel reductions	9.9	x
Termination of joint venture	3.7		x

Total	$38.5

* - Cost of Sales

        Inventory—Inventory charges consist of obsolete or scrapped inventory and the loss on sale of excess precious metal inventory, primarily palladium, sold during the quarter ended December 31, 2001, and expensed to Cost of Goods Sold.

        Impaired long-lived assets—Certain long-lived assets used in production, as well as costs related to the disposal of those assets, were charged to Depreciation, Amortization and Impairment Charges. These assets were retired as part of the effort to streamline manufacturing facilities and in response to lack of anticipated product demand associated with the asset.

        Personnel reductions—The Company made manufacturing and support personnel reductions of approximately 600 and 1,000 employees in the U.S. and Mexico, respectively. A charge of $9.9 million was reflected in Cost of Goods Sold. The Company anticipates an annualized cost reduction of approximately $30 million related to the reductions.

        Termination of joint venture—Through its wholly-owned subsidiary, the Company agreed with Australasian Gold Mines NL (AGM) to sell KEMET's interest in Tantalum Australia, a joint venture in Australia. The agreement is subject to AGM shareholder approval. At December 31, 2001, the investment was written down to its net realizable value and $3.7 million was charged to Depreciation, Amortization and Impairment Charges. In conjunction with this transaction, the agreement for the Company to purchase product from Tantalum Australia will also be canceled. The Company continues to hold a 10% equity interest in AGM.

Business Outlook

        The electronics industry is a high-growth, cyclical industry. The Company believes that the industry is now in another correction phase of a long-term growth trend. The Company considers that the rapidity with which this inventory/capacity correction is occurring is unprecedented compared to previous cycles. The Company believes that shipments were down significantly (see Results of Operations) compared to the same period in the prior year due to the correction. The Company regards the decline as the most pronounced in its history, and it results from two factors. First, customers' capacitor consumption fell off as demand turned down. Second, customers are purchasing capacitors significantly below their level of consumption as they use up inventory. The Company anticipated the reduction in demand and scaled back operations accordingly.

        From a peak of 16,000 employees in the summer of 2000, the number of employees at December 31, 2001, was reduced to approximately 7,100. This was achieved through a variety of programs, such as attrition, leaves of absences, early retirement programs, and reductions-in-force. The Company also established other cost reduction or cost containment programs, including the aforementioned nonrecurring charges, in response to the business downturn. The Company believes these actions will result in an annualized expense reduction of approximately $110.0 million at a cost of approximately $46.5 million, recognized through December 31, 2001.

        The Company's best current estimate, given the high level of economic uncertainty, is that revenues for the quarter ended March 31, 2002, will be approximately equal to those for the quarter ended December 31, 2001, and that net income for the March quarter will be positive. The Company expects that the gross margin percentage for fiscal 2002, excluding the aforementioned cost savings initiatives, will average in the range of 31% to 33%. The Company believes that unit shipments may have reached the low point of the current cycle in the quarter ended September 30, 2001, as unit shipments increased during the quarter ended December 31, 2001. The increase in the December quarter shipments was broadly based across original equipment manufacturers, electronics manufacturing services providers and distributors. The Company believes that unit shipments in the quarter ending March 31, 2002, will exceed the volumes shipped in the December quarter. Average selling prices for the quarter ended December 31, 2001, decreased approximately 10% from average selling prices in the previous quarter. The Company expects average selling prices to decline approximately 10% over the balance of the fiscal year.

        For fiscal 2002, the Company anticipates maintaining its investments in key customer relationships through its direct sales and customer service professionals, as well as its research and development, to maintain its position at the leading edge of technology in the capacitor industry.

        Capital expenditures for fiscal 2002 are anticipated to be in the range of $85 million, compared to $211 million in fiscal 2001. Capital expenditures in fiscal 2003 are expected to be lower than fiscal 2002. The Company continued to transfer the production of its smaller sizes of commercial tantalum products to its newest, low-cost manufacturing facility in Mexico.

Impact of Recently Issued Accounting Standards

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Statement No. 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective April 1, 2002. As of the date of the adoption, the Company expects to have unamortized goodwill of approximately $27.7 million, which will be subject to the provisions of Statement No. 142. Amortization expense related to goodwill was approximately $1.0 million and $0.7 million for the year ended March 31, 2001, and the nine months ending December 31, 2001, respectively. The Company is currently assessing the impact of the adoption of Statement No. 142.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement No. 143). Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and will be adopted by the Company effective April 1, 2003. The Company is currently assessing the impact of the adoption of Statement No. 143.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144). Statement No. 144 requires entities to test a long-lived asset, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of the asset. An impairment loss would be recognized for an asset that is assessed as being impaired. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective April 1, 2002. The Company is currently assessing the impact of the adoption of Statement No. 144.

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

Item 3.    Market Risk

        The market risk disclosure included in the Company's fiscal year ending March 31, 2001, Form 10-K, Part II, Item 7 A, is still applicable and updated through December 31, 2001 (see Notes Three and Six of the Financial Statements and Results of Operations in Item Two).

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

Date: February 7, 2002
KEMET Corporation
/s/ D. R. CASH D. R. Cash Senior Vice President and Chief Financial Officer

QuickLinks

  Part I—FINANCIAL INFORMATION
  ITEM 1—Financial Statements
  Note 1. Basis of Financial Statement Preparation
  Note 2. Reconciliation of Basic Earnings per Common Share to Diluted Earnings per Common Share
  Note 3. Derivatives and Hedging
  Note 4. Put Options
  Note 5. Nonrecurring Charges
  Note 6. Commitments
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Market Risk
  Part II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Change in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
Signature