Form 10-K
period 2002-03-31
KEMET CORP
filed 2002-06-07
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the transition period from                              to

Commission File Number: 0-20289

KEMET Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-0923789 (IRS Employer Identification No.)

2835 KEMET Way, Simpsonville, South Carolina (Address of principal executive offices)	29681 (Zip Code)

Registrant's telephone number including area code: (864) 963-6300

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of May 31, 2002, computed by reference to the closing sale price of the registrant's Common Stock was approximately $1,597,859,780.

        Number of shares of each class of Common Stock outstanding as of May 31, 2002:    Common Stock, $.01 Par Value 87,804,526

DOCUMENTS INCORPORATED BY REFERENCE

        1.    Portions of the definitive Proxy Statement relating to the annual meeting of Stockholders to be held on July 24, 2002: Part III

PART I

ITEM 1. BUSINESS

General

        KEMET Corporation and subsidiaries ("KEMET" or the "Company") lead our industry in producing high-performance capacitor solutions, including the world's most complete line of surface-mount tantalum, ceramic, and aluminum capacitor technologies provided with near-perfect quality and on-time delivery at competitive prices to customer locations worldwide. In fiscal year 2002, KEMET generated net sales of $508.6 million, down 64% from $1,406.1 million in fiscal year 2001. International sales accounted for approximately 54% of the net sales for fiscal year 2002. During fiscal year 2002, the Company shipped approximately 12.9 billion capacitors, comprised of approximately 35,000 different types of capacitors.

        Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

        KEMET's business strategy is to focus on becoming the preferred capacitor supplier to the world's most successful electronics original equipment manufacturers ("OEMs"), Electronics Manufacturing Services ("EMS") providers, and electronics distributors. Some of the Company's major customers include Alcatel, Arrow Electronics, Avnet, Celestica, Compaq, Dell, Delphi, Flextronics, Hewlett-Packard, IBM, Intel, Jabil, Jaco, Lucent Technologies, Motorola, Nokia, Pioneer, Qualcomm, Sanmina/SCI, Siemens, Solectron, TTI and Visteon. KEMET reaches these customers through a direct, salaried sales force which calls on each customer location around the world.

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

    Lowest cost producer (by achieving significant production cost savings through the focused plant concept and the transfer to and expansion of manufacturing operations in Mexico where the Company can take advantage of lower overall costs); and

    Leading edge of technology (by maintaining consistent annual expenditures for new product development and the design and development of new machinery and equipment over the course of industry cycles).

Background of Company

        KEMET's operations began in 1919 as a business of UCC to manufacture component parts for vacuum tubes. In the 1950s, Bell laboratories invented solid-state transistors along with tantalum capacitors and other passive components necessary for their operation. As vacuum tubes were gradually replaced by transistors, the Company changed its manufacturing focus from vacuum tube parts to tantalum capacitors. The Company entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, the Company was the United States' market leader in tantalum capacitors, a position that it still holds in an industry consisting of three major tantalum capacitor manufacturers. In 1969, the Company began production of ceramic capacitors as one of approximately 35 United States manufacturers. Within five years, the Company was one of the world's largest manufacturers of ceramic capacitors.

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

        The Board of Directors has authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2002, the Company made purchases of 2.1 million shares for $38.7 million. Approximately 240,000 shares were subsequently reissued for the exercise of employee stock options. At March 31, 2002, the Company held approximately 1,860,000 treasury shares at a cost of $34.3 million and had outstanding put option obligations for approximately 0.3 million shares at a weighted average purchase price of $21.09 ($18.12 net of put premiums received) per share under the purchase program. The amount and timing of future purchases will depend on market conditions and other factors and will be funded from existing cash.

Stock Splits

        In September 1995, the Board of Directors declared a two-for-one stock split whereby one additional common share, par value $.01, was issued for each common share outstanding to shareholders of record on September 13, 1995.

        In May 2000, the Company's Board of Directors declared a two-for-one stock split. The record date for the split was May 24, 2000, with distribution of the additional shares on June 1, 2000. All references in the consolidated financial statements to number of shares outstanding, price per share, per-share amounts, and stock option plan data have been restated to reflect the splits.

Refinancing of Outstanding Senior Debt

        In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998. These Senior Notes have a final maturity date of May 4, 2010, with required principal payments beginning on May 4, 2006. In April 2002, the Company entered into an Offering Basis Loan Agreement (the "Loan Agreement") with a bank. The Loan Agreement is an uncommitted credit facility which allows borrowings by the Company in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing.

The Capacitor Industry

        The Company estimates that worldwide capacitor consumption was approximately $8.0 billion in the calendar year ending December 31, 2001, with tantalum and multilayer ceramic capacitors comprising approximately 65% of the market.

        Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the general demand for electronic products, which, though cyclical, has been growing over the past several decades. Growth in the electronics market and the corresponding growth in the capacitor market were fueled by:

    The development of new products and applications, such as cellular phones, personal computers, and electronic controls for engines and machinery;

    The increase in the electronic content of existing products, such as home appliances, medical equipment, and automobiles; and

    The growth in the number of capacitors required in certain complex electronic products that use state-of-the-art microprocessors.

Capacitors

        Capacitors are electronic components consisting of conducting materials separated by a dielectric, or insulating material, which allows a capacitor to interrupt the flow of electrical current. They are divided between leaded and surface-mount capacitors. Surface mounting is an assembly technique used by customers in production of high volumes of circuit boards for electronic products.

        KEMET manufactures a full line of capacitors, including solid tantalum, multilayer ceramic, and solid aluminum. Most customers buy both tantalum and ceramic capacitors from the Company. KEMET manufactures these types of capacitors in many different sizes and configurations. The Company produces leaded capacitors, which are attached to a circuit board using lead wires, and surface-mount capacitors, which are attached directly to the circuit board without lead wires.

        The choice of capacitor dielectric is driven by the engineering specifications and application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, size, and cost. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Generally, ceramic capacitors provide a lower level of capacitance than tantalum or aluminum capacitors. Tantalum and aluminum capacitors provide similar levels of capacitance, with tantalum capacitors being more volumetrically efficient and expensive than aluminum capacitors.

        Management believes that sales of surface-mount capacitors, including multi-layer ceramic capacitors ("MLCCs"), solid tantalum, and solid aluminum capacitors, will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets because technological breakthroughs in electronics are regularly expanding the number and type of applications for these products.

Our Strategy

        KEMET has used its position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of its customers. Key elements of the Company's strategy include the following business objectives:

        Maintaining Long-Term Customer Relationships.    KEMET continually seeks to maintain the number of business relationships it has with leading electronics companies and to increase the percentage of each key customer's requirements which the Company supplies under these relationships. Key customers have moved toward long-term buying relationships with a limited number of capacitor manufacturers as a method to increase long-term quality and reduce the overall cost of acquiring component products. Key customers are demanding increased levels of service to provide ease of ordering, just-in-time delivery to multiple facilities, flexible scheduling, computerized paperless purchasing, specialized packaging, and a full breadth of product offerings. KEMET believes that it has responded to each of these customer needs and positioned the Company to capture a larger portion of OEMs' and EMSs' capacitor supply requirements. In addition, KEMET will continue to develop and expand preferred supplier relationships with its customers to ensure its ability to meet their rapidly changing demands. Preferred supplier and other similar long-term relationships accounted for more than 75% of KEMET's net sales for fiscal year 2002.

        Providing Product Breadth and Service Flexibility.    KEMET manufactures a full line of capacitor products with different specifications in order to respond to the needs of its customers. During fiscal year 2002, the Company manufactured approximately 12.9 billion capacitors, comprised of approximately 35,000 different types of capacitors, with types being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking, and packaging.

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

        Manufacturing High-Quality Products.    KEMET is a leader in an industry in which customers require high quality standards and exacting product specifications. The Company emphasizes continuous product improvement and a company-wide commitment to quality. As a result, KEMET has received numerous quality awards from customers such as Alcatel, AT&T, Ford, General Instrument, General Motors, Honeywell, Intel, Motorola, Rockwell International, Rolm Systems, Solectron, Sun Microsystems, Texas Instruments, and 3Com.

        Improving Current Products and Developing New Products.    KEMET's customers increasingly look for greater capacitance in smaller capacitors. In particular, KEMET's innovations target high capacitance at higher frequency response to support the power management requirements of fast microprocessors. To respond to its customers' needs, the Company has several high-capacitance, high-frequency-response product development initiatives.

        In a capacitor, an insulator, or dielectric, separates two electrodes, one being an anode and the other a cathode. Positive charges in the anode are attracted to negative charges in the cathode, while the insulator keeps the charges separate, thus allowing the capacitor to store electrons. The highest unit volume shipments of capacitors are ceramics, tantalums, or aluminums. Ceramic capacitors have low levels of capacitance relative to tantalum and aluminum, but are very fast devices. Ceramics are also surface mountable. Relative to ceramics and aluminums, tantalums provide the most capacitance per volume and are surface mountable. Conventional tantalum capacitors are relatively slow devices. Tantalums can also achieve much higher levels of capacitance than ceramics. Like tantalums, aluminums have a high level of capacitance. They are generally faster than tantalums, but require more volume to provide the same level of capacitance as tantalums. Traditional aluminums are not truly surface mountable.

        KEMET has created faster tantalum capacitors by using new organic cathode polymers obtained through a technical alliance with NEC Corporation. These high-capacitance, high-frequency-response organic tantalum capacitors are called KO-CAPs (KEMET Organic Capacitors). KEMET has also achieved faster tantalum capacitors by designing new architectures, called MATs (Multiple Anode Tantalums). Recently, KEMET introduced the world's fastest tantalum capacitor, the KO-MAT, through combining new organic cathode polymers with new architecture to produce a multiple anode organic tantalum. Shipments of MATs and single anode KO-CAPs began in early fiscal 2000, while shipments of multiple anode KO-CAPs will begin in fiscal 2003.

        Ceramic capacitors are produced by building up layers of ceramic dielectric material between layers of electrodes. To gain higher capacitance in the same volume, there must be a higher number of layers of material, which means each layer must be thinner. Over the past several years, KEMET has made continual improvements which soon will allow the Company to produce layers approaching a thickness of one micron, which is close to the leading edge of technology in the world.

        Finally, through a technical alliance with Showa Denko K.K., KEMET has recently introduced fast, high-capacitance solid aluminum capacitors which are truly surface mountable, versus conventional aluminum capacitors are which are not. These new KEMET capacitors are called AO-CAPs (Aluminum Organic Capacitors). Shipments of AO-CAPs began late in fiscal 2001, with the formal product launch in mid-fiscal 2002.

        High-frequency electronics are evolving very rapidly. There are significant differences among the functional characteristics and costs of tantalum, ceramic, and solid aluminum capacitors. Electronics designers choose from among these capacitor technologies based on the functional and cost requirements of specific applications. Most of KEMET's competitors focus on one of these capacitor technologies, but KEMET has the most complete line of capacitor technologies across the three primary capacitor types. KEMET believes it is positioned to provide the best solution to meet the customer's needs, especially in high-frequency, high-capacitance applications, regardless of the capacitor technology chosen.

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

        KEMET has been able to reduce the manufacturing cost of its products by increasing materials utilization efficiency and production yields. KEMET has a dedicated engineering team that continues to develop faster and more efficient automated manufacturing, assembly, testing, and packaging machines and processes. The Company has designed most of its manufacturing and assembly facilities to produce one product or a family of closely related products. KEMET's management believes that this focused approach to manufacturing allows each facility to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which lead to overall reduced costs.

        KEMET also seeks to be the low-cost producer through its focused plant concept. KEMET has manufacturing facilities in the Carolinas and Mexico. KEMET capacitors have been assembled in

Mexico for over 30 years, allowing the Company to reduce assembly costs by locating plants in areas with relatively low-cost labor. The Company's production facilities are highly integrated into a virtual factory through information technology. Each facility performs a limited number of production processes, with the objective of having perfect quality and on-time delivery at declining costs each year. The Company has developed an industry-leading global logistics systems to deliver parts with near-perfect on-time delivery to any customer location in the world. The Company believes it achieves the lowest total cost through this focused plant concept. KEMET continually researches having operations in other low-cost locations, such as Asia and Eastern Europe, but currently has no plans to open facilities in other parts of the world.

Markets and Customers

        KEMET's products are sold to a variety of OEMs and EMS companies that manufacture a broad range of end products for industries including computer, communications, automotive, military, and aerospace. Over the past several years, OEMs have been outsourcing their production to EMS companies, and as a result over time KEMET has sold an increasing percentage of its products to EMS providers. The Company is not dependent on any one customer or group of related customers. No customer accounted for more than 10% of net sales in the fiscal year ended March 31, 2002. In fiscal 2001, two customers accounted for over 10% of the Company's net sales. The Company's top 50 customers accounted for approximately 94% of the Company's net sales during fiscal year 2002.

        Preferred supplier and similar long-term relationships with key customers accounted for over 75% of the Company's net sales in fiscal years 2002, 2001, and 2000.

        The following table presents an overview of the diverse industries that incorporate the Company's capacitors into their products and the general nature of those products.

Industry	Products
Automotive	Audio systems, power train electronics, instrumentation, airbag systems, anti-lock braking systems, electronic engine controls, air conditioning controls, and security systems
Business Equipment	Copiers, point-of-sale terminals, and fax machines
Communications	Cellular phones, modems, telephones, switching equipment, and relays
Computer-related	Personal computers, workstations, mainframes, computer peripheral equipment, power supplies, disk drives, printers, and local area networks
Industrial	Electronic controls, measurement equipment, instrumentation, and medical electronics
Military/Aerospace	Avionics, radar, guidance systems, and satellite communications

        KEMET produced a small percentage of its capacitors under military specification standards sold for both military and commercial uses during fiscal year 2002. The Company does not sell any of its capacitors directly to the U.S. government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs that produce products principally for the military and aerospace industries accounted for less than 3% of its net sales during fiscal year 2002. Certain of the Company's other customers may also purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

        KEMET's domestic sales, and most of its international sales, are made through the Company's direct sales and customer service employees. The Company's domestic sales staff is located in seven regional offices, thirteen local offices, and four satellite offices. A substantial majority of the Company's international sales are made through three regional, three local, and eight satellite offices in Europe; seven Far East locations; two Canadian locations; one Mexican location; and one Brazilian location. The Company also has independent sales representatives located in South Korea, Puerto Rico, and the United States.

        KEMET markets and sells its products in its major markets with a direct sales force, in contrast to its competitors which generally utilize independent commissioned representatives or a combination of representatives and direct sales employees. The Company believes its direct sales force creates a distinctive competence in the marketplace and has established strong relationships with its customers. With a global sales organization that is customer-based, KEMET's direct sales personnel from around the world serve on KEMET Key Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility to specific customer locations, guided by an overall account strategy for each key customer.

        Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 33%, 39%, and 39% of the Company's net sales in fiscal years 2002, 2001, and 2000, respectively. In fiscal year 2002, no distributor of passive components accounted for more than 10% of net sales.

        The Company's distributor policy includes the inventory price protection and "ship-from-stock and debit" programs common in the industry. The price protection policy protects the value of the distributors' inventory in the event the Company reduces its published selling price to distributors. The Company has established a rolling 12-month financial reserve for this program. The ship-from-stock and debit program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher- priced inventory and debit the Company for the difference between KEMET's list price and the lower authorized price for that specific transaction. Each sale under this program requires specific authorization. The Company charges these authorized discounts on a monthly basis and the expense is included in calculating net sales.

International Sales

        During fiscal year 2002, net sales outside of North America were approximately $277.0 million, representing approximately 54% of the Company's net sales. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company's capacitor market shares in European and Asian markets tend to be significantly lower than in the United States because some international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company's export sales are made to foreign operations of U.S. manufacturers. A portion of the Company's European sales are denominated in local currencies and the Euro; therefore, a significant appreciation of the U.S. dollar against such foreign currencies would reduce the gross profit realized by the Company on its European sales as measured in U.S. dollars. Substantially all of the Company's European export shipments are made duty-paid, free delivery as required by local market conditions (see note 9 to Consolidated Financial Statements).

Inventory and Backlog

        Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, cancellations have not been significant to date.

        The backlog of outstanding orders for the Company's products was $35.6 million and $168.6 million at March 31, 2002 and 2001, respectively. The Company believes the decrease was primarily a result of an industry-wide cyclical correction of a long-term growth phase that originated in the fourth quarter of fiscal 2001. The current backlog is expected to be filled during the first quarter of fiscal 2003. Orders in the Company's backlog may be canceled by its customers, in whole or in part, with some cancellations subject to a penalty.

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

        The Company's major domestic competitors in the production of tantalum and ceramic capacitors include AVX Corporation and Vishay Intertechnology, Inc. The Company's major foreign competitors include Kyrocera/AVX Corporation, Murata Manufacturing Company Ltd., TDK Corporation, EPCOS AG, and Taiyo Yuden Co., Ltd. in the production of ceramic capacitors, and NEC Corporation in the production of tantalum capacitors.

Raw Materials

        The most expensive raw materials used in the manufacture of the Company's products are tantalum powder, palladium, and silver. These materials are considered commodities and are subject to price volatility. Tantalum powder is primarily purchased under annual contracts, while palladium and silver are primarily purchased on the spot and forward markets, depending on market conditions. For example, if the Company believes that prices are likely to rise, it may purchase a significant amount of its annual requirements for forward delivery.

        There are presently three suppliers that process tantalum ore into capacitor- grade tantalum powder. Tantalum powder is a metal used in the manufacture of tantalum capacitors and is primarily purchased under annual contracts. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound late in that year. The Company was able to pass price increases to its customers due to the strong demand for capacitors but may not be able to do so in the future. In fiscal 2001, the company entered into an agreement with a vendor to purchase tantalum materials in fiscal 2002 and 2003 that is being contested in court (see Item 3. Legal Proceedings).

        During fiscal 2001, the Company entered into a joint venture agreement with Australasian Gold Mines NL ("AGM") to establish an independent source of tantalum to meet the increasing demand for tantalum capacitors from key customers. KEMET also committed to acquire material from the joint venture. This transaction closed in April 2001, and included KEMET acquiring a 10 percent equity interest in AGM. Upon successfully achieving the objective of establishing an independent source of tantalum material, KEMET relinquished its interest in the joint venture in exchange for the termination of its obligation to purchase material. KEMET retained its equity interest in AGM.

        Although palladium is presently found primarily in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase its palladium requirements. Although palladium required by the Company has generally been available in sufficient quantities, the limited number of suppliers could lead to higher prices, and the inability of the Company to pass any increase on to its customers could have an adverse effect on the margin of those products in which the metal is used. The Company continues to take actions to minimize the impact of future palladium price increases on its profit margins. The Company has a major product development initiative to shift from the production of MLCCs using palladium/silver electrodes to processes using base metal electrodes, such as nickel. At March 31, 2002, the Company had displaced approximately 60% of the palladium that it otherwise would have used to manufacture MLCCs.

        Silver and aluminum have been generally been available in sufficient quantities, and the Company believes there are a sufficient number of suppliers from which the Company can purchase its requirements.

Patents and Trademarks

        At March 31, 2002, the Company held 13 United States and 35 foreign patents and 10 United States and 77 foreign trademarks. The Company has entered into few licensing arrangements for technology or products as it believes that the success of its business is not materially dependent on the existence or duration of any patent, license, or trademark, other than the name "KEMET." The Company's engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company's manufacturing facilities and reduce costs.

Research and Development

        Research and Development expenses were $25.1 million for fiscal year 2002 compared to $26.2 million for fiscal year 2001. These amounts include expenditures for product development, such as aluminum capacitors introduced in fiscal year 2001, and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company's products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

Environmental

        The Company is subject to various Mexican and United States federal, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals used and generated in manufacturing electronic components. Based on the annual costs incurred by the Company over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect on the Company's capital expenditures, earnings, or competitive position. The Company believes, however, that it is reasonably likely that the trend in environmental litigation, laws, and regulations will continue to be toward stricter standards. Such changes in the law and regulations may require the Company to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a materially adverse effect on the Company's financial condition. See Item 3. "Legal Proceedings" for a discussion of certain other environmental matters.

Employees

        As of May 31, 2002, KEMET had approximately 6,900 employees, of whom approximately 1,900 were located in the United States, approximately 4,900 were located in Mexico, and the remainder were located in the Company's foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 3,000 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company's labor costs in Mexico are denominated in pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company's labor costs in Mexico.

ITEM 2. PROPERTIES

        KEMET is headquartered in Simpsonville, South Carolina, and has a total of 16 manufacturing plants and distribution centers located in the southeastern United States and Mexico. The manufacturing operations are in Simpsonville, Mauldin, Fountain Inn, and Greenwood, South Carolina; Shelby, North Carolina; and Matamoros, Monterrey, and Ciudad Victoria, Mexico. The Company's existing manufacturing and assembly facilities have approximately 2.3 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

        The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under the program is afforded certain duty and tax preferences and incentives on products brought back into the United States. The Company has operated in Mexico since 1969 and approximately 70% of its employees are located in Mexico. The Company's Mexican facilities in Matamoros are located within five miles of Brownsville, Texas, with easy access for daily shipments of work-in-process and finished products. The Company also has manufacturing facilities in Monterrey which commenced operations in 1991. The Company constructed and put into production a new manufacturing plant in Monterrey in 1997. During fiscal year 2000, the Company began production in a new manufacturing facility for tantalum capacitors in Ciudad Victoria, Mexico. The Company's manufacturing processes and standards, including compliance with applicable environmental and worker safety laws and regulations, are essentially identical in the United States and Mexico. The Company's Mexican operations, like its United States operations, have won numerous quality, environmental, and safety awards.

        Most of the Company's manufacturing and assembly facilities produce one product or a family of closely related products. Management believes that this focused approach to manufacturing allows each facility to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which leads to overall reduced costs.

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

        The following table provides certain information regarding the Company's principal facilities:

Location	Square Footage	Type of Interest	Description of Use	Date Constructed Acquired or First Occupied by Company
Simpsonville, South Carolina	372,000	Owned	Manufacturing/Headquarters	1963
Matamoros, Mexico (1)	291,000	Owned	Manufacturing	1985
Monterrey, Mexico (2)	275,000	Owned	Manufacturing	1991
Ciudad Victoria, Mexico	259,000	Owned	Manufacturing	1999
Fountain Inn, South Carolina	249,000	Owned	Manufacturing	1985
Monterrey, Mexico	229,000	Owned	Manufacturing	1996
Greenwood, South Carolina	132,000	Owned	Manufacturing	1981
Mauldin, South Carolina	129,000	Owned	Manufacturing	1971
Shelby, North Carolina	117,000	Owned	Manufacturing	1982
Mauldin, South Carolina	80,000	Leased	Distribution/ Storage	1976
Matamoros, Mexico	68,000	Owned	Manufacturing	1977
Brownsville, Texas	60,000	Leased	Shipping/ Distribution	1992

(1)
Includes four separate manufacturing facilities.

(2)
Includes two separate manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

Cabot Corporation

        On April 10, 2002, the Company was sued by Cabot Corporation ("Cabot") in the Superior Court of the Commonwealth of Massachusetts (Suffolk Co. Civil Action No. 02-1585-BLS) with respect to its existing supply agreement with Cabot for tantalum powder, ore and wire. The action arises out of a tantalum supply agreement entered into between Cabot and a KEMET subsidiary in December 2000. This agreement requires the subsidiary to purchase and Cabot to sell certain specified amounts of tantalum powder and tantalum wire in the years 2001 through 2003 and tantalum ore in 2001 and 2002. The supply agreement specifies a variety of tantalum powder and wire products and their associated year-by-year prices per pound.

        The complaint requests various injunctive and declaratory relief requiring KEMET to purchase the contracted products at regular intervals throughout the year, to specifically identify products that it intends to purchase under the agreement and to inspect products when and as they are produced and tendered by Cabot. The complaint also seeks damages in an unspecified amount relating to an alleged repudiation of the agreement to purchase 80,000 pounds of tantalum ore during 2002.

        The Company denies any liability under the supply agreement and intends to defend itself vigorously. The Company will exercise all of its rights and remedies afforded by law.

Other

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the Company's quarter ended March 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        As of December 9, 1999, the Company's Common Stock began trading on the New York Stock Exchange under the symbol KEM. Prior to that date, the Common Stock was traded on the Nasdaq Stock Market under the symbol KMET. The Company had approximately 42,800 stockholders as of May 31, 2002, of which 408 were stockholders of record. The following table represents the high and low sale prices of the Common Stock for the periods indicated:

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
First Quarter	$22.50	$15.95	$44.22	$24.19
Second Quarter	20.70	13.90	33.94	22.50
Third Quarter	19.35	15.75	29.19	13.75
Fourth Quarter	19.96	15.75	23.31	14.25

        The Company has not declared or paid any cash dividends on its Common Stock since the initial public offering in October 1992. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of the Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" contained in this Form 10-K for fiscal year 2002.

Equity Compensation Plan Disclosure

        The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of March 31, 2002:

Plan category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans (stock options) approved by stockholders	3,358,455	$14.39	1,823,620
Equity compensation plans not approved by stockholders	—	—	—

Total	3,358,455	$14.39	1,823,620

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
Dollars in Thousands Except Per Share Data
	2002	2001	2000	1999	1998
Income Statement Data:
Net sales	$508,555	$1,406,147	$822,095	$565,569	$667,721
Operating income (loss)	(40,365)	566,986	124,315	22,604	82,202
Interest income	(9,809)	(16,713)	(2,079)	—	—
Interest expense	6,736	7,507	9,135	9,287	7,305
Net earnings (loss)	$(27,289)	$352,346	$70,119	$6,150	$49,190

Per Share Data:
Net earnings (loss) per share—basic	$(0.32)	$4.05	$0.87	$0.08	$0.63
Net earnings (loss) per share—diluted	$(0.32)	$4.00	$0.85	$0.08	$0.62
Weighted-average shares outstanding
—basic	85,773,763	86,930,965	80,650,376	78,441,440	78,146,444
—diluted	85,773,763	88,181,118	82,411,634	79,027,860	78,854,328

Balance Sheet Data:
Total assets	$1,171,714	$1,366,530	$927,256	$663,690	$642,109
Working capital	454,776	460,055	260,154	90,371	48,772
Long-term debt	100,000	100,000	100,000	144,000	104,000
Stockholders' equity	855,045	886,176	547,456	313,674	306,260

Other Data:
Cash flow from operating activities	$(34,219)	$392,440	$183,052	$20,817	$88,153
Capital expenditures	78,546	210,559	82,009	59,047	114,516
Research and development	25,106	26,188	23,918	21,132	23,766

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

        KEMET estimates that the compounded annual growth rate for capacitors was approximately 20% during the 1990s. Underlying the strong demand for capacitors is the cyclical nature of the electronics industry. The Company believes that the industry entered into another correction phase of a long-term growth trend during calendar 2001. The Company considers that the rapidity with which this inventory/capacity correction occurred was unprecedented compared to previous cycles. After achieving record revenues and profits in fiscal 2001, demand for capacitors fell considerably in fiscal 2002.

Comparison of Fiscal Year 2002 to Fiscal Year 2001

        Net sales for fiscal year 2002 were $508.6 million, which represented a 64% decrease from fiscal year 2001 net sales of $1,406.1 million. There was a substantial decrease in demand across market segments during the year ended March 31, 2002. The Company believes that shipments were down significantly compared to the prior year due to the correction. The Company regards the decline as the most pronounced in its history, and it resulted from two factors. First, customers' capacitor consumption fell off as demand turned down. Second, customers were purchasing capacitors significantly below their level of consumption as they used up inventory.

        The decrease in net sales was attributable to a decline in both tantalum and ceramic capacitor unit volume and lower average selling prices. Unit volumes decreased 64% to approximately 12.9 billion units in fiscal 2002 from approximately 36.1 billion units in fiscal 2001. After increasing throughout fiscal 2001, average selling prices decreased each quarter during fiscal 2002. Sales of surface-mount capacitors for fiscal 2002 were $399.6 million, a decrease of 72% from the prior year. Both export and domestic sales decreased 64% to $277.0 and $231.6 million, respectively.

        Cost of sales, exclusive of depreciation, for the year ended March 31, 2002, was $367.5 million as compared to $693.7 million for the year ended March 31, 2001. The year ended March 31, 2002, includes approximately $29.8 million of nonrecurring charges (See Nonrecurring Charges) as opposed to none in the prior year. As a percentage of net sales, cost of sales, exclusive of depreciation, was 72% for the year ended March 31, 2002, as compared to 49% for the prior year. Excluding $29.8 million of nonrecurring charges and depreciation expense, cost of sales was 66% of sales for the year ended March 31, 2002. Manufacturing throughput was down in response to the decrease in demand, which resulted in the absorption of fixed costs over fewer units than in the same period in the prior year. Combined with nonrecurring charges and decreasing average selling prices, this resulted in an increase in the cost of sales as a percentage of sales in the current year as compared to the prior year.

        Selling, general, and administrative expenses for the year ended March 31, 2002, were $46.6 million, or 9% of net sales, as compared to $55.7 million, or 4% of net sales, for the year ended March 31, 2001. Selling, general and administrative expenses decreased compared to the prior year primarily due to the Company's efforts to control overhead expenses in anticipation of declining capacitor demand. Selling, general and administrative expenses increased as a percent of sales largely as the result of lower sales in the current year.

        Research, development, and engineering expenses were $25.1 million for fiscal year 2002, compared to $26.2 million for fiscal year 2001. These costs reflect the Company's continuing commitment to the development and introduction of new products, such as aluminum capacitors, along with the improvement of product performance and production efficiencies.

        Depreciation, amortization, and impairment charges for the year ended March 31, 2002, were $109.7 million as compared to $63.6 million for the prior period. The primary reason for the increase is that $36.8 million of asset impairment charges were reflected in the year ended March 31, 2002. There were no asset impairment charges in the year ended March 31, 2001. The increase, net of impairment charges, was the result of the Company's investment in additional capacity to support existing and new product expansions and reflects the depreciation on those capital expenditures.

        The operating loss for the year ended March 31 2002, was $40.4 million compared to $567.0 million of operating income in the prior year. The change from operating income in the prior year to operating loss in the current year resulted primarily from a combination of the aforementioned lower sales levels, nonrecurring charges, and the corresponding reduction in manufacturing margins.

        Income tax benefit for fiscal year 2002 was $13.4 million as compared to income tax expense of $216.0 million in the prior year. The benefit in the current year versus the expense in the prior year was the result of a current year pre-tax loss compared to a pre-tax profit in the prior year.

Quarterly Results of Operations

        The following table sets forth certain quarterly information for the years ended March 31, 2002 and 2001. This information is unaudited but, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

	Fiscal Year Ended March 31, 2002
Dollars in Thousands Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$152,721	$120,636	$117,296	$117,902	$508,555
Gross profit (exclusive of depreciation)(1)	58,240	38,254	14,177	30,356	141,027
Net earnings (loss)	$13,051	$990	$(26,919)	$(14,411)	$(27,289)
Net earnings (loss) per share (basic)	$0.15	$0.01	$(0.31)	$(0.17)	$(0.32)
Net earnings (loss) per share (diluted)	$0.15	$0.01	$(0.31)	$(0.17)	$(0.32)
Weighted-average shares outstanding (basic)	85,815,664	85,653,867	85,916,721	85,873,025	85,773,763
Weighted-average shares outstanding (diluted)	86,737,292	86,399,931	85,916,721	85,873,025	85,773,763

	Fiscal Year Ended March 31, 2001
Dollars in Thousands Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$329,169	$364,049	$374,930	$337,999	$1,406,147
Gross profit (exclusive of depreciation)(1)	159,333	187,875	194,011	171,269	712,488
Net earnings	$80,235	$96,264	$97,403	$78,444	$352,346
Net earnings per common share (basic)	$0.92	$1.10	$1.11	$0.91	$4.05
Net earnings per common share (diluted)	$0.90	$1.08	$1.10	$0.90	$4.00
Weighted-average shares outstanding (basic)	87,324,021	87,414,074	87,416,454	86,362,252	86,930,965
Weighted-average shares outstanding (diluted)	88,915,974	88,804,300	88,678,409	87,414,105	88,181,118

(1)
Gross profit (exclusive of depreciation) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, nonrecurring charges, product mix, the timing and expense of moving product lines to lower cost locations, and the relative mix of sales between distributors, original equipment manufacturers, and electronic manufacturing services providers.

Nonrecurring Charges

        The Company incurred nonrecurring charges in the quarters ended December 31, 2001, and March 31, 2002. A summary of the nonrecurring charges incurred follows (in millions):

	Quarter Ended			Classification
	Dec 31	Mar 31	Total	COGS*	Impairment
Inventory charges	$13.3	$3.7	$17.0	X
Impaired long-lived assets	11.6	21.5	33.1		X
Personnel reductions	9.9	2.9	12.8	X
Joint venture termination	3.7	—	3.7		X

Total	$38.5	$28.1	$66.6

*
Cost of Goods Sold

Nonrecurring Charges in the Quarter Ended December 31, 2001

        Following two years of tremendous growth in product shipments during calendar years 1999 and 2000, the electronics industry experienced a severe inventory correction. The Company anticipated that lower production levels would continue well into calendar 2002. The Company acted by streamlining manufacturing facilities, accelerating productivity improvement programs, and reducing manufacturing and support personnel in the Company's U.S. and Mexican facilities. The nonrecurring charges related to the aforementioned activities in the quarter ended December 31, 2001, were:

    Inventory—Inventory charges consisted of obsolete or scrapped inventory and the loss on sale of excess precious metal inventory, primarily palladium, sold during the quarter and charged to Cost of Goods Sold.

    Impaired long-lived assets—Certain long-lived assets used in production, as well as costs related to the disposal of those assets, were charged to Depreciation, Amortization, and Impairment

    Charges. These assets were retired as part of the effort to streamline manufacturing facilities and in response to lack of anticipated product demand associated with the productive assets.

    Personnel reductions—The Company made manufacturing and support personnel reductions of approximately 600 and 1,000 employees in the U.S. and Mexico, respectively. A charge of $9.9 million was reflected in Cost of Goods Sold. The Company anticipates an annualized savings of approximately $30 million related to the reductions.

    Termination of joint venture—Through its wholly-owned subsidiary, the Company agreed with Australasian Gold Mines NL (AGM) to sell KEMET's interest in Tantalum Australia, a joint venture in Australia. The investment was written down to its net realizable value and $3.7 million was charged to Depreciation, Amortization, and Impairment Charges. In conjunction with this transaction, the agreement for the Company to purchase product from Tantalum Australia was also canceled. The Company continues to hold a 10% equity interest in AGM.

Nonrecurring Charges in the Quarter Ended March 31, 2002

        The Company announced enhancements to its high-frequency products organization. High-frequency electronics include products such as notebook computers, advanced video games, and high-end servers using microprocessors operating at frequencies greater than 1 gHz. Two product lines are targeted at these applications, KEMET organic capacitors (KO-CAP), and solid aluminum organic capacitors (AO-CAP). The nonrecurring charges incurred in the quarter ended March 31, 2002, were:

    Inventory—Inventory charges consisted of obsolete or scrapped inventory during the quarter and were charged to Cost of Goods Sold.

    Impaired long-lived assets—Certain long-lived assets used in production, as well as costs related to the disposal of those assets, were charged to Depreciation, Amortization, and Impairment Charges. These assets were the first-generation of high-frequency solid-aluminum production equipment.

    Personnel reductions—Consolidation of certain manufacturing and support personnel resulted in a reduction of approximately 350 manufacturing personnel in the U.S. and Mexico in March 2002, with an annualized savings of approximately $15 million at a cost of approximately $2.9 million.

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

Liquidity and Capital Resources

        The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, short-term investments and borrowings under its Loan Agreement.

        Cash flows from operating activities for the year ended March 31, 2002, used $34.2 million compared to a $392.4 million surplus in the prior year. The reduction in cash flow was primarily a result of the $27.3 million loss in fiscal 2002 versus the $352.3 million fiscal 2001 profit, combined with the timing of cash flows from current assets and liabilities such as accounts receivable, inventories, accounts payable, accrued liabilities, and income taxes payable.

        Capital expenditures were $78.5 million for the year ended March 31, 2002, compared to $210.6 million for the prior year. Capital expenditures in the prior year principally reflect capacity added to meet demand. The current period's expenditures are principally the completion of projects initiated during fiscal 2001. They represent the Company's commitment to improve product quality, expand into new products, and improve manufacturing efficiencies. The Company estimates its capital expenditures for fiscal 2003 to be approximately $50 million.

        Inventories increased to $259.4 million at March 31, 2002, from $202.3 million at March 31, 2001, due to an increase in units as well as higher raw material prices. Current liabilities decreased to $112.4 million at March 31, 2002, versus $285.1 million at March 31, 2001, commensurate with the decrease in business activity in fiscal year 2002 versus fiscal year 2001.

        The Company is subject to restrictive covenants which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt and net worth. At March 31, 2002, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

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

        The Board of Directors has authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2002, the Company made purchases of 2.1 million shares for $38.7 million. Approximately 240,000 shares were subsequently reissued for the exercise of employee stock options. At March 31, 2002, the Company held approximately 1,860,000 treasury shares at a cost of $34.3 million and had outstanding put option obligations for approximately 0.3 million shares at a weighted average purchase price of $21.09 ($18.12 net of put premiums received) per share under the purchase program. The amount and timing of future purchases will depend on market conditions and other factors and will be funded from existing cash.

        The agreement whereby a subsidiary of the Company sells certain non-U.S. accounts receivable expired in April 2002. The Company is in the process of determining if it will replace this facility. Approximately $40.1 million in proceeds to the Company related to the sale of these non-U.S. accounts receivable at March 31, 2002.

        In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. These Senior Notes have a final maturity date of May 4, 2010, with required principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Senior Notes were used to repay existing indebtedness and for general corporate purposes. The Company was in compliance with its covenants at March 31, 2002, and at the time of this filing.

        In April 2002, the Company entered into the Loan Agreement with a bank. The Loan Agreement is an uncommitted credit facility which allows borrowings by the Company in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing.

        The Company presently has a total of nine manufacturing facilities in Matamoros, Monterrey, and Ciudad Victoria, Mexico, with approximately 70% of the Company's employees located there. In fiscal year 2002, the volatility of the Mexican peso did not have a material impact on the Company's performance.

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

        The Company believes its strong financial position will permit the financing of its business needs and opportunities. It is anticipated that ongoing operations will be financed primarily by internally generated funds and cash on hand.

Business Outlook

        The Company believes that major cost-saving initiatives that occurred throughout fiscal 2002 positioned KEMET to maintain a strong financial position and further enhance earnings capability.

        From a peak of 16,000 employees in the summer of 2000, the number of employees at June 1, 2002, was reduced to approximately 6,900. This was achieved through a variety of programs, such as attrition, leaves of absences, early retirement programs, and reductions-in-force. The Company also established other cost-reduction or cost-containment programs, including the aforementioned nonrecurring charges, in response to the business downturn. The Company believes these actions will result in annualized savings of approximately $110.0 million.

        KEMET anticipates four drivers of growth as it enters the growth phase of the current cycle.

  •
  First, the Company's preferred capacitor supplier relationships with the world's most successful electronics companies remain strong.

  •
  Second, capacitor shipments will increase as customers' businesses recover. Some electronics end markets, such as notebook computers and servers, appear to have stabilized and begun growing again.

  •
  Third, KEMET's customer-service-oriented strategy has the Company particularly well positioned with Electronics Manufacturing Services providers, and the Company believes that it will be a net beneficiary as global electronics manufacturing continues to shift to our large EMS customers. Some analysts predict that the percentage of global electronics manufacturing that is outsourced will double by 2005.

  •
  Finally, the Company believes it has the world's most complete line of surface—mount capacitor technologies, including innovative high-frequency tantalum, high-capacitance ceramic, and newly introduced solid aluminum capacitors. These high-performance capacitor solutions will allow KEMET to continue to earn a greater share of our customers' capacitor business.

        The Company believes that unit shipments may have reached the low point of the current cycle in the quarter ended September 30, 2001, as unit shipments increased during subsequent quarters. The increase in the following quarters was broadly based across original equipment manufacturers, electronics manufacturing services providers, and distributors. The best visibility into customers' inventories is through the distributor channel, where March 2002 capacitor inventory levels were reduced approximately 66% from a January 2001 peak. Sales to distributors increased 17% sequentially over the December 2001 quarter, as some excess capacitor inventories were consumed. The Company believes unit shipments will continue to increase through the rest of calendar 2002 as customers' capacitor purchases in the coming months continue to approach their consumption. The Company believes that unit shipments in the quarter ending June 30, 2002, will exceed the volumes shipped in the quarter ended March 31, 2002.

        Average selling prices for the March 2002 quarter decreased approximately 9% from average selling prices for the December 2001 quarter, following quarterly declines of 10% in the December 2001 quarter, 10% in the September 2001 quarter, and 11% in the June 2001 quarter. These declines are from average selling prices that were abnormally high in historical terms as a result of exceptional product demand and higher raw materials costs that were passed through to customers during the fiscal year ended March 2001. As the industry reaches the end of the inventory correction and unit volumes begin to increase toward the actual level of capacitor consumption, the Company believes the decline in average selling prices should begin to moderate in the June 2002 quarter.

        The Company's best current estimate, given the high level of economic uncertainty, is that revenues for the quarter ending June 30, 2002, will be approximately equal to those for the quarter ended March 31, 2002, and that net income will be positive. The Company expects that the gross margin percentage for the quarter ending June 30, 2002, will be in the range of 30% to 32%.

        For fiscal 2003, the Company anticipates maintaining its investments in key customer relationships through its direct sales and customer service professionals, as well as through research and development, to maintain its position at the leading edge of technology in the capacitor industry.

        Capital expenditures for fiscal 2003 are anticipated to be approximately $50 million, compared to $79 million in fiscal 2002. The Company continued to transfer the production of its smaller sizes of commercial tantalum products to its newest, low-cost manufacturing facility in Mexico.

Commitments

        As of March 31, 2002, the Company had contractual obligations in the form of non-cancelable operating leases (see note 10 to the Consolidated Financial Statements), long-term contracts for the purchase of tantalum powder and wire (see note 10 to the Consolidated Financial Statements), and debt (see note 3 to the Consolidated Financial Statements), as follows (dollars in thousands):

	Fiscal Years Ended March 31
Description
	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$2,389	$979	$493	$80	$21	$—	$3,962
Tantalum	77,000	65,000	—	—	—	—	142,000
Debt	—	—	—	—	20,000	80,000	100,000

Total	$79,389	$65,979	$493	$80	$20,021	$80,000	$245,962

Cabot Corporation

        On April 10, 2002, the Company was sued by Cabot Corporation ("Cabot") in the Superior Court of the Commonwealth of Massachusetts (Suffolk Co. Civil Action No. 02-1585-BLS) with respect to its existing supply agreement with Cabot for tantalum powder, ore and wire. The action arises out of a tantalum supply agreement entered into between Cabot and a KEMET subsidiary in December 2000. This agreement requires the subsidiary to purchase and Cabot to sell certain specified amounts of tantalum powder and tantalum wire in the years 2001 through 2003 and tantalum ore in 2001 and 2002. The supply agreement specifies a variety of tantalum powder and wire products and their associated year-by-year prices per pound.

        The complaint requests various injunctive and declaratory relief requiring KEMET to purchase the contracted products at regular intervals throughout the year, to specifically identify products that it intends to purchase under the agreement and to inspect products when and as they are produced and tendered by Cabot. The complaint also seeks damages in an unspecified amount relating to an alleged repudiation of the agreement to purchase 80,000 pounds of tantalum ore during 2002.

        The Company denies any liability under the supply agreement and intends to defend itself vigorously. The Company will exercise all of its rights and remedies afforded by law.

Critical Accounting Policies

        The Company's significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. The following identifies a number of policies which require significant judgments or estimates.

        The Company's estimates and assumptions are based on historical data and other assumptions that KEMET believes are reasonable in the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

        The judgments are based on management's assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in the Consolidated Financial Statements. It is important that a reader of the financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

        KEMET's management believes the following critical accounting policies contain the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

        ESTIMATES FOR NONRECURRING CHARGES. In fiscal 2002, KEMET recorded nonrecurring charges of approximately $66.6 million. The nonrecurring charges were related to its high-frequency products organization and in response to reduced product demand as the electronics industry entered into another correction phase of a long-term growth trend during calendar 2001. These activities were designed to cut both fixed and variable costs and included the consolidation of operations, inventory write downs, charges for impaired assets, and the termination of employees. These costs are recorded based upon estimates and may differ from the actual costs incurred. Any difference will be adjusted in a future period.

        REVENUE RECOGNITION. Revenue is recognized from sales when a product is shipped. A portion of sales is made to distributor customers which, under certain conditions, allows for returns of overstocked inventory and provides protection against price reductions initiated by the Company. At the time sales to distributors are recorded, allowances are also recognized against net sales for estimated product returns and price protection. Historical distributor returns and price adjustments on both a consolidated level and on an individual distributor level as well as the economic climate are considered in determining the allowance. These procedures require the exercise of significant judgments, but the Company believes they reasonably estimate future credits for returns and price adjustments.

        INVENTORIES. Inventories are valued at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value. The valuation of inventories requires management to make estimates. For instance, unit volume decreased substantially compared to the prior year, which resulted in higher finished goods inventories cost and quantities. The Company computes an obsolescence reserve by gauging the current demand for a specific product, comparing it with historical trends, and taking into account general economic conditions. The Company also must assess the prices at which it believes the finished goods inventory can be sold compared to its cost.

        PENSION AND OTHER NONPENSION POST-RETIREMENT BENEFITS. KEMET engages an independent actuarial firm to perform an actuarial valuation of the fair values of its post-retirement plans' assets and benefit obligations. Management provides the actuarial firm with certain assumptions that have a significant effect on the fair value of the assets and obligations such as the:

  •
  Weighted-average discount rate—used to arrive at the net present value of the obligation;

  •
  return on assets—used to estimate the growth in invested asset value available to satisfy certain obligations;

  •
  salary increases—used to calculate the impact future pay increases will have on post-retirement obligations; and

  •
  medical cost inflation—used to calculate the impact future medical costs will have on post-retirement obligations.

        Management understands that these assumptions directly impact the actuarial valuation of the assets and obligations recorded on the balance sheet and the income or expense that flows through the Consolidated Statement of Operations.

        Management bases its assumptions on either historical or market data that it considers reasonable in the circumstances. Variations in these assumptions could have a significant effect on the amounts reported through the Consolidated Statement of Operations.

        TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate. Management believes that it has adequately provided for its future tax consequences based upon current facts and circumstances and current tax law. However, should management's tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported through the Consolidated Statement of Operations.

        The carrying value of the Company's net deferred tax assets (tax benefits expected to be realized in the future) assumes that KEMET will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to reduce the value of the deferred tax assets resulting in additional income tax expense.

        Management believes that it is more likely than not that the deferred tax assets will be realized, based on the scheduled reversal of deferred tax liabilities and projected future taxable income. However, there can be no assurance that we will meet our expectations of future income. Management evaluates the deferred tax assets on a periodic basis and assesses the need for additional valuation allowances.

Adoption of Accounting Standards

        Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Statement No. 138. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income ("AOCI") until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

        Prior to adoption of Statement No. 133, the Company recorded gains and losses related to the hedges of forecasted foreign currency transactions directly to earnings ("Other income and expense"), and gains and losses related to hedges of firm commitments were deferred and recognized in earnings as adjustments of carrying amounts when the transactions occurred.

        The adoption of Statement No. 133 did not result in a significant transition adjustment and is therefore not separately captioned in the statement of earnings as a cumulative effect of a change in accounting principle. The transition adjustment as of October 1, 2000, was a gain of approximately $0.9 million net of tax, and is included in cost of goods sold for the period.

        The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (the "SAB") effective January 1, 2001. The SAB requires that a company recognize revenue only when all of the following criteria are met: (1)Persuasive evidence of an arrangement exists; (2) Delivery has occurred or services have been rendered; (3) The seller's price to the buyer is fixed or determinable; and (4) Collectibility is reasonably assured. Upon adoption of the SAB, there was no impact on the Company's results of operations or financial condition.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Any unamortized negative goodwill must be written off at the date of adoption. Statement No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective April 1, 2002.

        The Company believes that income will increase by $1.85 million in the year ending March 31, 2003, as the result of the adoption of Statement 142. As of the date of the adoption, the Company expects to have unamortized goodwill, trademarks, and patents and technology of approximately $28.4 million, $7.2 million, and $5.5 million, respectively, which will be subject to the provisions of Statement No. 142. In addition, the Company had $0.6 million of negative goodwill at March 31, 2002. Amortization expense related to goodwill, trademarks, and patents and technology was approximately $1.0 million, $0.3 million, and $0.4 million, respectively, for the year ended March 31, 2002. The Company anticipates that under Statement 142 it will increase income by $0.6 million by writing off negative goodwill in the quarter ending June 30, 2002, and goodwill and trademarks will not be amortized in the year ending March 31, 2003, reducing amortization expense by approximately $1.3 million. Patent and technology amortization is expected to remain the same in fiscal 2003.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement No. 143). Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and will be adopted by the Company effective April 1, 2003. The Company believes the adoption of Statement No. 143 will not significantly impact financial results.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144). Statement No. 144 requires entities to test a long-lived asset, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of the asset. An impairment loss would be recognized for an asset that is assessed as being impaired. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective April 1, 2002. The Company believes the adoption of Statement No. 144 will not significantly impact financial results.

Safe Harbor Statement

        From time to time, information provided by the Company, including but not limited to statements in this report or other statements made by or on behalf of the Company, may contain "forward-

looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's 2002 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

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

        The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET's actual results and could cause KEMET's actual consolidated results for the first quarter of fiscal year 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

    A moderating growth rate in end-use products which incorporate the Company's products and the effects of a downturn in the general economy or in general business conditions;

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

    The effect of any changes in trade, monetary, and fiscal policies, laws, and regulations; other activities of governments, agencies, and similar organizations; social and economic conditions, such as trade restrictions or prohibitions, inflation, and monetary fluctuations; import and other charges or taxes; the ability or inability of KEMET to obtain, or hedge against, foreign currency; foreign exchange rates and fluctuations in those rates, particularly a strengthening of the U.S. dollar; nationalization; unstable governments and legal systems; intergovernmental disputes; the costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); settlements, investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; adoption of new or changes in accounting policies and practices and the application of such policies and practices; the effects of changes within KEMET's organization, particularly at the executive officer level, or in compensation and benefit plans; the amount, type, and cost of the financing which the Company has and any changes to that financing; the effects of severe weather on KEMET's operations, including disruptions at manufacturing facilities; the effects of a disruption in KEMET's computerized ordering systems; and the effects of a disruption in KEMET's communications systems.

Effect of Inflation

        Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the past three years except for the following discussion in Commodity Price Risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations and interest rate swaps. The Company also has an uncommitted debt financing alternative in the form of an Offering Basis Loan Agreement for $50 million which is priced on a mutually agreed upon rate by the bank and the Company at the time of such borrowing. The Company had not historically used interest rate swaps, interest rate caps, or other derivative financial instruments for the purpose of hedging fluctuations in interest rates, but entered into interest rate swap agreements subsequent to March 31, 2002. The Company will use interest rate swap agreements to effectively convert a portion of its fixed rate debt to a floating rate basis, reducing interest expense. Interest rate swaps are designated as fair value hedges. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense.

Foreign Currency Exchange Rate Risk

        A portion of the Company's sales to its customers in Europe are denominated in the Euro, thereby creating an exposure to foreign currency exchange rates. Also, a portion of the Company's costs are in its Mexican operations and are denominated in Mexican pesos, creating an exposure to exchange rates. In order to minimize its exposure, the Company will periodically enter into forward foreign exchange contracts in which the net long or short position in the Euro or Mexican peso is hedged against the U.S. dollar.

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

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. Currently, the Company uses forward contracts and spot buys to secure the acquisition of palladium and manage the price volatility in the market. The Company is also aggressively pursuing ways to reduce palladium usage in ceramic capacitors and minimize the price risk.

        Tantalum powder is a metal used in the manufacture of tantalum capacitors and is primarily purchased under annual contracts. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. The Company was able to pass price increases to its customers due to the strong demand for capacitors but may not be able to do so in the future. The Company's contractual commitments for the supply of tantalum are at prices well above market prices that traded during calendar 2002 through the date this document was filed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES OF THE REGISTRANT

Name	Age	Position	Years With Company(1)
David E. Maguire	67	Chairman, Chief Executive Officer, President, and Director	42
Harris L. Crowley, Jr.	52	Executive Vice President	26
D. Ray Cash	53	Senior Vice President, Chief Financial Officer, and Assistant Secretary	32
William W. Johnson	50	Vice President, Sales Worldwide	9
Raymond L. Beck, Jr.	52	Vice President, Quality and Marketing	30
C. Ross Patterson, Jr.	46	Vice President and Chief Information Officer	3
Larry W. Sheppard	58	Vice President, Human Resources	32
Dr. Jeffrey A. Graves	41	Vice President, Technology and Engineering	1
James A. Bruorton III	53	Vice President, Worldwide Distribution	28
Eugene J. DiCianni	52	Vice President of Sales, Americas	26
Ravi G. Sastry	42	Vice President, International Sales	18
James P. McClintock	46	Vice President, Ceramic Operations	23
Manuel A. Cappella	54	Vice President/Managing Director of Mexico, Tantalum	30
Richard C. Rickenbach	53	Vice President, Tantalum U.S.	22
Dr. Larry A Mann	45	Vice President, Ceramic Technology	13
Dr. Daniel F. Persico	47	Vice President, Organic Process Technology	4
Michael W. Boone	51	Treasurer/Director of Finance and Secretary	15
Charles E. Volpe	64	Director	—
Stewart A. Kohl	46	Director	—
E. Erwin Maddrey, II	61	Director	—
Paul C. Schorr IV	35	Director	—

(1)
Includes service with UCC.

Directors and Executive Officers

        David E. Maguire, Chairman, Chief Executive Officer, President, and Director, has served as Chairman since August 1992. Mr. Maguire also served as Chief Executive Officer, President, and Director from November 1997 until June 1999 and from December 1990 until October 1996, and as Chief Executive Officer and Director from October 1996 until November 1997 and from June 1999 until January 2002. Previously, Mr. Maguire served as Chairman, President, and Chief Executive Officer of KEMET Electronics Corporation, a wholly owned subsidiary, from April 1987 until December 1990. He also served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as Vice President from June 1978 until April 1987.

        Harris L. Crowley, Jr., Executive Vice President, was named such in May 2002. Previously, Mr. Crowley was Senior Vice President, Technology and Engineering (June 1999—May 2002), Senior Vice President and General Manager, Ceramics (November 1997-June 1999), Vice President and General Manager of Ceramic Capacitors (January 1996—November 1997), Vice President and General Manager of Ceramic Surface-Mount Capacitors (September 1993—January 1996), Vice President of Product Marketing, Ceramics (October 1992—September 1993), Product Marketing Manager, Ceramics

(December 1990—October 1992), and Product Marketing Manager, Ceramics, for KEMET Electronics Corporation (April 1987—December 1990).

        D. Ray Cash, Senior Vice President/Chief Financial Officer and Assistant Secretary, was named such in August 2000. His duties include responsibility for the Administration and Finance functions. Mr. Cash was named Assistant Secretary in April 1997. He has also held the positions of Senior Vice President of Administration and Treasurer (April 1997—August 2000), Vice President of Administration (December 1990—April 1997), and Vice President of Administration for KEMET Electronics (April 1987—December 1990). Prior thereto, Mr. Cash had served in a number of different capacities with the KEMET capacitor business of Union Carbide, most recently as Director of Administration.

        Charles E. Volpe, Director, was named such in December 1990. Prior to his retirement from KEMET Corporation in March 1996, Mr. Volpe served as President and Chief Operating Officer (October 1995—March 1996), Executive Vice President and Chief Operating Officer (October 1992—October 1995), Executive Vice President (December 1990—October 1992), and Executive Vice President and Director of KEMET Electronics Corporation (April 1987—December 1990). Between August 1966 and April 1987, he served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as General Manager.

        Stewart A. Kohl, Director, was named such in May 1992. Mr. Kohl has been a Managing General Partner in The Riverside Company, an investment company, since October 1993. Mr. Kohl was previously a Vice President of Citicorp North America, Inc., and had been employed by various subsidiaries of Citicorp North America, Inc., since 1988. Mr. Kohl also serves on the board of directors of HammerBlow Corporation; Hudson Sharp Machine Company; Porcelain Products Company; Conferon, Inc.; Delta Petroleum Company; and Shorebanc Holding Company.

        E. Erwin Maddrey, II, Director, was named such in May 1992. Mr. Maddrey is President of Maddrey and Associates. Mr. Maddrey was President, Chief Executive Officer, and a Director of Delta Woodside Industries, a textile manufacturer, from 1984 through June 2000. Prior thereto, Mr. Maddrey served as President, Chief Operating Officer, and Director of Riegel Textile Corporation. Mr. Maddrey also serves on the board of directors for Blue Cross/Blue Shield of South Carolina; Delta Woodside Industries, Inc.; Delta Apparel Company; and Renfro Corp.

        Paul C. Schorr IV, Director, was unanimously elected by members of the Board of Directors on April 21, 1998. Mr. Schorr is currently Managing Director of Citigroup Venture Capital Equity Partners LP, a private equity firm, and has held various positions of increasing responsibility with that company and its predecessors since 1996. Prior to that time, he served as an Engagement Manager with McKinsey & Company, Inc., from 1993 to 1996. Mr. Schorr also serves on the boards of AMI Semiconductor; ChipPAC Incorporated; and Fairchild Semiconductor International, Inc.

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

        Raymond L. Beck, Jr., Vice President, Quality and Marketing, was named such in November 1997. Prior to that time, Mr. Beck had been Vice President of Ceramic Product Management since January 1995. Mr. Beck served in various sales and marketing positions with Union Carbide and KEMET since October 1971, including Regional Sales Manager and Ceramic Surface-Mount Capacitor Product Manager.

        C. Ross Patterson, Jr., Vice President and Chief Information Officer, was named such in January 1999. Mr. Patterson was previously Group Director, Information Systems, with Glaxo

Wellcome Inc., based in Research Triangle Park, North Carolina. Glaxo Wellcome, a subsidiary of London-based Glaxo Wellcome plc, is a leading research-based pharmaceutical firm. Mr. Patterson served in various information systems capacities with that company beginning in November 1986.

        Larry W. Sheppard, Vice President, Human Resources, was named such in January 1995. Prior to that date, Mr. Sheppard had served in various human resources and employee relations capacities with Union Carbide and KEMET in Greenville, South Carolina, and Columbus, Georgia, since December 1969. Mr. Sheppard announced he will retire from the Company effective July 1, 2002.

        Dr. Jeffrey A. Graves, Vice President, Technology and Engineering, was named such in May 2002. He held the position of Vice President of Technology since he was hired by KEMET in July 2001. He previously worked for General Electric Corporation in various management roles in the Corporate Research and Development Center and Power Systems Division. Prior to General Electric, he worked with Rockwell International Corporation and Howmet Corporation. He received a Ph.D. and M.S. in Metallurgical Engineering from the University of Wisconsin and a B.S. in Metallurgical Engineering from Purdue University.

        James P. McClintock, Vice President, Ceramic Operations, was named such in July 2000. Mr. McClintock served as Vice President of U.S. Ceramic Operations (June 1999—July 2000) and as Director of Operations, Tantalum, and Vice President, Tantalum (December 1996—June 1999). Prior to that, Mr. McClintock had served in various engineering and manufacturing capacities with Union Carbide and KEMET since January 1979.

        Manuel A. Cappella, Vice President/Managing Director of Mexico, Tantalum, was named such in April 1997. Mr. Cappella previously served in various engineering and manufacturing capacities for Union Carbide and KEMET (January 1977—April 1997) and for Union Carbide in South America (March 1972—January 1977).

        Richard C. Rickenbach, Vice President, Tantalum U.S., was named such in January 2002. He previously served as Director of U.S. Tantalum Operations (June 1999—January 2002) and BME Project Manager (July 1998—June 1999), as well as various other ceramic and tantalum manufacturing management positions since he joined KEMET in January 1980.

        James A. Bruorton, III, Vice President, Worldwide Distribution, was named such in July 1996. Mr. Bruorton has served in various sales and marketing capacities with Union Carbide and KEMET since September 1973.

        Eugene J. DiCianni, Vice President of Sales, Americas, was named such in December 1997. Prior to that, Mr. DiCianni had served in various sales capacities with Union Carbide and KEMET since August 1975.

        Ravi G. Sastry, Vice President, International Sales, was named such in March 2001. He was named Vice President/Managing Director of Asia in December 1997, and retained those responsibilities until a new Managing Director of Asia was named May 6, 2002. Prior to that date, Mr. Sastry had served in various sales, marketing, and manufacturing capacities with Union Carbide and KEMET since August 1983.

        Dr. Larry A. Mann, Vice President, Ceramic Technology, was named such in June 1999. Prior to that date, he held the positions of Director of Ceramic Technology (June 1995—June 1999), Technology Manager (January 1991—June 1995), and Technical Associate (January 1989—January 1991).

        Dr. Daniel F. Persico, Vice President, Organic Process Technology, was named such in March 2002. Previously, Dr. Persico had been Vice President, Tantalum Technology (June 1999—March 2002) and Director of Tantalum Technology (November 1997—June 1999). He worked with Cabot Corporation from 1995—November 1997 as Director of Technology and Business Unit Manager.

        Michael W. Boone, Treasurer/Director of Finance and Secretary, was named Secretary in April 2001, Treasurer in August 2000, and Director of Finance in March 1997. Mr. Boone joined KEMET in June 1987 as Manager of Credit and Cash Management.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2002. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2002, is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(1) Financial Statements

        The following financial statements are filed as a part of this report:

Independent Auditors' Report
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2002 and 2001
Consolidated Statements of Operations for the years ended March 31, 2002, 2001, and 2000
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
(a)
(2) Financial Statement Schedules.

        None.

(a)
(3) List of Exhibits.

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

3.1	Restated Certificate of Incorporation of the registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1992).
3.2	By-laws of the registrant, as amended to date (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1992).
4.1	Certificate representing shares of Common Stock of the registrant (incorporated by reference to Exhibit 4.1 to the Company's registration Statement on Form S-1 [Reg. No. 33-48056]).
10.1
Form of Grant of Nonqualified Stock Option, dated October 26, 1992, by and between the registrant and each of the key employees (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1992).
10.2
Registration Agreement, dated as of December 21, 1990, by and among the registrant and each of the investors and executives listed on the schedule of investors and executives attached thereto (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement of Form S-1 [Reg. No.33-48056]).
10.3	Form of Amendment No. 1 to Registration Agreement, dated as of April 28, 1994 (incorporated by reference to Exhibit 10.3.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-61898]).
10.4
Services Agreement, dated as of December 21, 1990, as amended as of March 30, 1992, by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.5
Purchase Agreement by and between KEMET Electronics S.A., Geneva, and Swiss Bank Corporation, Geneva, dated as of April 22, 1988, as amended August 8, 1988; April 20, 1989; August 29, 1990; March 26, 1991; and September 21, 1992 (incorporated by reference to Exhibit 10.7 and 10.7.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).

10.6
Amendment No. 6 to Purchase Agreement by and between KEMET Electronics S.A., Geneva, and Swiss Bank Corporation, Geneva, dated as of December 3, 1992 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1992).
10.7
Amendment No. 7 to Purchase Agreement as amended, by and between KEMET Electronics S.A., Geneva, and Swiss Bank Corporation, Geneva, dated as of June 30, 1993 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 10, 1993).
10.8
Amendment No. 8 to Purchase Agreement as amended, by and between KEMET Electronics S.A., Geneva, and Swiss Bank Corporation, Geneva, dated as of July 25, 1995 (incorporated by reference to Exhibit 10.7.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994).
10.9
Amendment No. 9 to the Purchase Agreement as amended, by and between KEMET Electronics S.A., Geneva, and Swiss Bank Corporation, Geneva, dated as of August 8, 1994 (incorporated by reference to Exhibit 10.7.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).
10.10
Amendment No. 10 to the Purchase Agreement, as amended, by and between KEMET Electronics S.A., Geneva, and Swiss Bank Corporation, Geneva, dated as of March 17, 1995 (incorporated by reference to Exhibit 10.7.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).
10.11
Amendment No. 11 to the Purchase Agreement, as amended, by and between KEMET Electronics S.A., Geneva, and Swiss Bank Corporation, Geneva, dated as of September 27, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).
10.12
Joint and Several Guarantee agreement dated as of October 4, 1995, between KEMET Corporation, as guarantor, and Swiss Bank Corporation, as lender (incorporated by reference to Exhibit 10.3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).
10.13
Voting Agreement, dated as of June 15, 1992, by and among the registrant and the persons listed on the schedule attached thereto (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 [reg. No. 33-48056] ).
10.14
Amendment No. 1 to Voting Agreement, dated as of September 29, 1992, by and among the registrant and the persons listed on the schedule attached thereto (incorporated by reference to Exhibit 10.9.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.15	Amendment No. 2 to Voting Agreement, dated as of April 28, 1993 (incorporated by reference to Exhibit 10.9.2 to the Company's Registration Statement on Form S-1 [Reg. No. 33-61898]).
10.16	KEMET Electronics Corporation Key Manager Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.17
KEMET Electronics Corporation Key Management Termination Agreement, dated as of October 1, 1990 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.18	1992 Executive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.19
Form of Grant of Nonqualified Stock Option, dated April 6, 1992, by and between the registrant and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.12.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).

10.20	1992 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.21
Form of Option Agreement, dated as of March 31, 1992, by and between the registrant and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.22	Form of KEMET Electronics Corporation Distributor Agreement (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.23
Form of KEMET Electronics Corporation Standard Order Acknowledgment, Quotation, and Volume Purchase Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.24	Form of KEMET Electronics Corporation Product Warranty (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.25
Lease by and between KEMET Electronics Corporation and ELCA Enterprises, Inc., dated as of January 22, 1992, together with related documents (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.26
Stock Purchase and Sale Agreement, dated as of October 18, 1990, by and among UCC Industrial Gases Inc., KEMET Partners, and KEMET Corporation. The registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the Agreement upon request by the Commission (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.27
Amendment No. 1 to Stock Purchase and Sale Agreement, dated as of December 21, 1990. The registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the Agreement upon Request by the Commission (incorporated by reference to Exhibit 10.20.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.28
Form of Deferred Compensation Plan for Key Managers effective as of January 1, 1995 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).
10.29	Form of Collateral Assignment and Split Dollar Insurance (incorporated by reference to Exhibit 10.31 to the Company's Annual Report of Form 10-K for the year ended March 31, 1995).
10.30
1995 Executive Stock Option Plan by and between the registrant and each of the executives listed on the schedule attached hereto (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.31
Executive Bonus Plan by and between the registrant and each of the executives listed on the schedule attached hereto (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.32
Amendment No. 2 to Services Agreement by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.33
Amendment No. 3 to Services Agreement dated as of January 1, 1996, by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.34
Amendment No. 4 to Services Agreement dated as of March 1, 1996 by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).

10.35
Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
21.1	Subsidiaries of KEMET Corporation
23.1	Consent of Independent Auditors
(b)
Reports on Form 8-K.

        No reports were filed on Form 8-K during the fiscal year and fiscal quarter ended March 31, 2002.

Independent Auditors' Report

The Board of Directors
KEMET Corporation:

        We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina April 26, 2002	KPMG LLP

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2002 and 2001
Dollars in Thousands Except Per Share Data

	March 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$234,622	$360,758
Accounts receivable (notes 10 and 11)	22,101	96,583
Inventories:
Raw materials and supplies	118,527	79,002
Work in process	68,318	81,975
Finished goods	72,547	41,300

Total inventories	259,392	202,277
Prepaid expenses and other current assets (note 15)	10,791	50,493
Deferred income taxes (note 7)	40,255	35,018

Total current assets	567,161	745,129
Property and equipment, net (note 11)	539,785	567,262
Intangible assets, net (note 2)	41,856	44,027
Other assets	22,912	10,112

Total assets	$1,171,714	$1,366,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade (note 10)	$73,057	$201,767
Accrued expenses (note 11)	32,252	49,229
Income taxes payable	7,076	34,078

Total current liabilities	112,385	285,074
Long-term debt (note 3)	100,000	100,000
Other non-current obligations (note 4)	48,926	51,084
Deferred income taxes (note 7)	55,358	44,196

Total liabilities	316,669	480,354
Stockholders' equity (notes 8, 10, 14 and 16):
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,783,060 and 87,619,517 shares at March 31, 2002 and 2001, respectively	878	876
Additional paid-in capital	321,734	322,068
Retained earnings	562,903	590,192
Accumulated other comprehensive income	3,808	2,355
Treasury stock, at cost (1,859,695 and 1,600,040 shares at March 31, 2002 and 2001, respectively)	(34,278)	(29,315)

Total stockholders' equity	855,045	886,176

Commitments and contingencies (notes 10 and 12)
Total liabilities and stockholders' equity	$1,171,714	$1,366,530

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Dollars in Thousands Except Per Share Data

	Years Ended March 31,
	2002	2001	2000
Net sales	$508,555	$1,406,147	$822,095
Operating costs and expenses:
Cost of goods sold, exclusive of depreciation	367,528	693,659	569,706
Selling, general, and administrative expenses	46,626	55,713	48,457
Research and development	25,106	26,188	23,918
Depreciation, amortization, and impairment charges	109,660	63,601	55,699

Total operating costs and expenses	548,920	839,161	697,780

Operating income (loss)	(40,365)	566,986	124,315
Other income and expense:
Interest income	(9,809)	(16,713)	(2,079)
Interest expense	6,736	7,507	9,135
Other expense (note 11)	3,438	7,892	11,695

Earnings (loss) before income taxes	(40,730)	568,300	105,564
Income tax expense (benefit) (note 7)	(13,441)	215,954	35,445

Net earnings (loss)	$(27,289)	$352,346	$70,119

Net earnings (loss) per share (notes 10, 14 and 16):
Basic	$(0.32)	$4.05	$0.87
Diluted	$(0.32)	$4.00	$0.85
Weighted-average shares outstanding:
Basic	85,773,763	86,930,965	80,650,376
Diluted	85,773,763	88,181,118	82,411,634

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Dollars in Thousands Except Share Amounts

	Common Stock				Accumulated Other Comprehensive Income		Total Stock- holders' Equity
			Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount
Balance at March 31, 1999	78,509,800	$785	$145,090	$167,727	$72	—	$313,674

Comprehensive income (loss):
Net earnings	—	—	—	70,119	—	—	70,119
Foreign currency translation loss	—	—	—	—	(56)	—	(56)
Total comprehensive income	—	—	—	—	—	—	70,063
Exercise of stock options (note 8)	1,944,260	20	11,052	—	—	—	11,072
Tax benefit on exercise of stock options	—	—	9,315	—	—	—	9,315
Purchases of stock by Employee Savings Plan	71,848	—	724	—	—	—	724
Secondary offering (note 16)	6,500,000	65	142,543	—	—	—	142,608

Balance at March 31, 2000	87,025,908	870	308,724	237,846	16	—	547,456

Comprehensive income (loss):
Net earnings	—	—	—	352,346	—	—	352,346
Unrealized gain on foreign exchange contracts, net $1,398 tax	—	—	—	—	2,594	—	2,594
Foreign currency translation loss	—	—	—	—	(255)	—	(255)
Total comprehensive income	—	—	—	—	—	—	354,685
Exercise of stock options (note 8)	549,720	5	3,204	—	—	—	3,209
Tax benefit on exercise of stock options	—	—	4,325	—	—	—	4,325
Purchases of stock by Employee Savings Plan	43,889	1	1,094	—	—	—	1,095
Put options proceeds (note 10)	—	—	4,721	—	—	—	4,721
Treasury stock purchases (note 16)	(1,600,040)	—	—	—	—	(29,315)	(29,315)

Balance at March 31, 2001	86,019,477	876	322,068	590,192	2,355	(29,315)	886,176

Comprehensive income (loss):
Net loss	—	—	—	(27,289)	—	—	(27,289)
Unrealized gain on foreign exchange contracts, net $1,267 tax	—	—	—	—	2,143	—	2,143
Unrealized securities loss, net $425 tax	—	—	—	—	(756)	—	(756)
Foreign currency translation gain	—	—	—	—	66	—	66
Total comprehensive income (loss)	—	—	—	—	—	—	(25,836)
Exercise of stock options (note 8)	299,315	1	(1,893)	—	—	4,430	2,538
Tax benefit on exercise of stock options	—	—	1,048	—	—	—	1,048
Purchases of stock by Employee Savings Plan	104,573	1	1,319	—	—	—	1,320
Put options proceeds (note 10)	—	—	599	—	—	—	599
Treasury stock purchases (note 16)	(500,000)	—	(1,407)	—	—	(9,393)	(10,800)

Balance at March 31, 2002	85,923,365	$878	$321,734	$562,903	$3,808	$(34,278)	$855,045

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Dollars in Thousands

	Years Ended March 31,
	2002	2001	2000
Sources (uses) of cash
Operating activities:
Net earnings (loss)	$(27,289)	$352,346	$70,119
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, amortization, and impairment charges	109,660	63,601	55,699
Post-retirement and unfunded pension	(2,158)	(3,662)	(14,586)
Loss on sale and disposal of equipment	1,043	5,266	11,579
Deferred income taxes	5,084	(8,023)	2,931
Changes in other non-current assets and liabilities	(5,987)	2,233	(2,950)
Changes in assets and liabilities:
Accounts receivable	74,482	(2,456)	(38,025)
Inventories	(57,115)	(71,318)	(5,140)
Prepaid expenses and other current assets	39,702	(45,805)	(55)
Accounts payable, trade	(128,710)	78,059	58,958
Accrued expenses and income taxes	(43,979)	17,874	39,187
Tax benefit of stock options exercised	1,048	4,325	9,315

Net cash provided (used) by operating activities	(34,219)	392,440	187,032

Investing activities:
Purchases of short-term investments	(57,819)	(202,354)	(123,687)
Proceeds from maturity of short-term investments	57,819	326,041	—
Additions to property and equipment	(78,546)	(210,559)	(82,009)
Investment in affiliates	(7,207)	—	—
Other	179	(255)	81

Net cash used by investing activities	(85,574)	(87,127)	(205,615)
Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	1,320	1,095	724
Proceeds from exercise of stock options	2,538	3,209	11,072
Proceeds from secondary offering	—	—	142,608
Proceeds from put options (note 10)	599	4,721	—
Purchases of treasury stock	(10,800)	(29,315)	—
Net payments to revolving loan and demand note	—	—	(64,000)

Net cash provided (used) by financing activities	(6,343)	(20,290)	90,404

Net increase (decrease) in cash	(126,136)	285,023	71,821
Cash and cash equivalents at beginning of period	360,758	75,735	3,914

Cash and cash equivalents at end of period	$234,622	$360,758	$75,735

Supplemental Cash Flow Statement Information:
Interest paid	$7,671	$7,361	$9,477
Income taxes paid	$20,047	$209,186	$7,179

See accompanying notes to consolidated financial statements.

Note 1:    Organization and Significant Accounting Policies

Nature of Business and Organization

        KEMET Corporation and subsidiaries ("KEMET" or the "Company") is the world's largest manufacturer of solid tantalum capacitors, the fifth largest manufacturer of multilayer ceramic capacitors, and a leader in the development of solid aluminum capacitors. The Company is headquartered in Simpsonville, South Carolina, and has fourteen manufacturing plants located in South Carolina, North Carolina, and Mexico. Additionally, the Company has wholly-owned foreign subsidiaries which primarily sell KEMET's products in foreign markets.

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

        Effective October 1, 2000, the Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 138. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in Accumulated Other Comprehensive Income until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

        Prior to adoption of Statement No. 133, the Company recorded gains and losses related to the hedges of forecasted foreign currency transactions directly to earnings ("Other income and expense"), and gains and losses related to hedges of firm commitments were deferred and recognized in earnings as adjustments of carrying amounts when the transactions occurred.

        The adoption of Statement No. 133 did not result in a significant transition adjustment and is therefore not separately captioned in the statement of operations as a cumulative effect of a change in accounting principle. The transition adjustment as of October 1, 2000, was a gain of approximately $0.9 million net of tax, and is included in cost of goods sold for the period.

Inventories

        Inventories are stated at the lower of cost or market. These costs do not include depreciation or amortization, the impact of which is not material to the consolidated financial statements. The cost of most inventories is determined by the "first-in, first-out"(FIFO) method. Approximately 6% and 7% of inventory costs of certain raw materials at March 31, 2002 and 2001, respectively, have been determined on the "last-in, first-out"(LIFO) basis. It is estimated that if all inventories had been costed using the FIFO method, they would have been approximately $824 and $902 higher than reported at March 31, 2002 and 2001, respectively.

Property and Equipment

        Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining life against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Goodwill

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited and does not exceed 40 years. KEMET assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future net cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. KEMET recorded goodwill amortization of approximately $1.0 million in 2002, 2001, and 2000. Unamortized goodwill totaled $27.7 million and $28.7 million at March 31, 2002 and 2001, respectively.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis in accordance with the provisions of Statement No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of Statement No. 142, which KEMET adopted on April 1, 2002. As of March 31, 2002, KEMET has unamortized goodwill in the amount of $27.7 million. Effective April 1, 2002, KEMET will no longer amortize its goodwill. In connection with Statement No. 142's transitional goodwill impairment evaluation, KEMET will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, KEMET must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. KEMET will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. The Company believes that income will increase by $1.85 million in the year ending March 31, 2003, as the result of the Adoption of Statement 142. As of the date of the adoption, the Company expects to have unamortized goodwill, trademarks, and patents and technology of approximately $27.7 million, $7.2 million, and $5.5 million, respectively, which will be subject to the provisions of Statement No. 142. In addition, the Company had $0.6 million of negative goodwill at March 31, 2002. Amortization expense related to goodwill, trademarks, and patents and technology was approximately $1.0 million, $0.25 million, and $0.4 million, respectively, for the year ended March 31, 2002. The Company anticipates that under Statement 142 it will increase income by $0.6 million by writing off negative goodwill in the quarter ending June 30, 2002, and goodwill and trademarks will not be amortized in the year ending March 31, 2003, reducing amortization expense by approximately $1.25 million.

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

Other Assets

        Other assets consist principally of the cash surrender value of life insurance policies, prepaid pension benefits, and marketable equitable securities designated as available-for-sale.

        The cost, gross unrealized holding losses, and fair value of available-for-sale marketable equity securities at March 31, 2002, were $2,261, $932, and $1,329, respectively.

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

Comprehensive Income

        Comprehensive income consists of net earnings, foreign currency translation gains or losses, unrealized gains or losses from available-for-sale securities, and unrealized gains and losses from forward contracts and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

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

Earnings per Share

        The Company calculates earnings per share in accordance with Statement No. 128, "Earnings per Share." Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

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

Business Segments

        The Company has determined, using the criteria in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," that it operates in a single reporting segment. The Company's products may be categorized generally based upon primary raw material (tantalum, palladium, or aluminum) or method of attachment (surface-mount or leaded), and are sold to original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. No customer accounted for more than 10% of net sales in fiscal 2002. Two customers each accounted for more than 10% of net sales in the fiscal year ended March 31, 2001, and one customer accounted for more than 10% of net sales in the fiscal year ended March 31, 2000. Geographic information is included in note 9.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Reclassification

        Certain prior year amounts have been reclassified to conform to 2002 presentation.

Other

        All amounts are presented in thousands unless otherwise noted.

Note 2:    Intangible Assets

        Intangible assets consist of the following (dollars in thousands):

	March 31,
	2002	2001
Goodwill	$40,709	$40,709
Trademarks	10,000	10,000
Patents and technology	12,000	12,000
Other	1,143	1,143

	63,852	63,852
Accumulated amortization	21,996	19,825

Intangible assets, net	$41,856	$44,027

Note 3:    Debt

        A summary of long-term debt follows (dollars in thousands):

	March 31,
	2002	2001
Senior notes, interest payable semiannually at a rate of 6.66% with a final maturity date of May 4, 2010	$100,000	$100,000
Less current installments	—	—

Long-term debt, excluding current installments	$100,000	$100,000

        In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. The Senior Notes have a final maturity date of May 4, 2010, and begin amortizing on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The aggregate maturities of the debt subsequent to March 31, 2002, follow: 2007, $20,000; 2008, $20,000; 2009, $20,000; 2010, $20,000; and 2011, $20,000.

        In April 2002, the Company entered into an Offering Basis Loan Agreement (the "Loan Agreement") with a bank. The Loan Agreement is an uncommitted credit facility which allows borrowings by the Company in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing.

        The Company is subject to restrictive covenants under its loan agreements which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related principally to funded debt and net worth. At March 31, 2002, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

Note 4:    Other Non-Current Obligations

        Non-current obligations are summarized as follows (dollars in thousands):

	March 31,
	2002	2001
Deferred compensation and pension benefit liabilities (note 5)	$10,336	$12,098
Accrued post-retirement medical plan liability (note 6)	36,448	36,820
Other	2,142	2,166

Other non-current obligations	$48,926	$51,084

        Included as a part of other non-current obligations is the Company's accrual for environmental liabilities.

Note 5:    Employee Pension and Savings Plans

        The Company has a non-contributory pension plan ("Plan") which covers substantially all employees in the United States who meet age and service requirements. The Plan provides defined benefits that are based on years of credited service, average compensation (as defined), and the primary social security benefit. The effective date of the Plan is April 1, 1987.

        The cost of pension benefits under the Plan is determined by an independent actuarial firm using the "projected unit credit" actuarial cost method. Currently payable contributions to the Plan are limited to amounts that are currently deductible for income tax reporting purposes, and are included in accrued expenses in the consolidated balance sheets.

        Components of net periodic pension cost include the following (dollars in thousands):

	Years Ended March 31,
	2002	2001	2000
Service cost	$4,891	$4,246	$4,544
Interest cost	9,201	8,462	8,071
Expected return on assets	(9,612)	(8,862)	(6,323)
Amortization of:
Transition asset	(1)	(6)	(6)
Prior service cost	(76)	(84)	(83)
Actuarial loss	1,199	—	650
Curtailment	(121)	—	—
Special termination benefits	1,518	—	—

Total net periodic pension cost	$6,999	$3,756	$6,853

        The special termination benefits and curtailment were the result of personnel reductions occurring within fiscal 2002.

        The weighted-average rates used in determining pension cost for the Plan are as follows (dollars in thousands):

	Years Ended March 31,
	2002	2001	2000
Discount rate	7.00%	7.00%	7.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Expected return on Plan assets	9.00%	9.00%	9.00%

        A reconciliation of the Plan's projected benefit obligation, fair value of the Plan assets, and funding status is as follows (dollars in thousands):

	March 31,
	2002	2001
Accumulated benefit obligation	$94,242	$86,530

Projected benefit obligation:
Net obligation at beginning of year	128,658	111,698
Service cost	4,891	4,246
Interest cost	9,201	8,462
Actuarial gain	205	8,991
Gross benefits paid	(6,198)	(4,739)
Curtailment	(4,629)	—
Special termination benefits	1,518	—

Net benefit obligation at end of year	$133,646	$128,658

Fair value of Plan assets:
Fair value of Plan assets at beginning of year	$93,898	$94,880
Actual return on Plan assets	2,050	(7,743)
Employer contributions	21,200	11,500
Gross benefits paid	(6,198)	(4,739)

Fair value of Plan assets at end of year	$110,950	$93,898

Funding status:
Funded status at end of year	(22,696)	(34,760)
Unrecognized net actuarial loss	33,620	31,687
Unrecognized prior service cost	(195)	(399)
Unrecognized net transition asset	—	—

Net prepaid asset (accrued benefit liability)	$10,729	$(3,472)

        The Company sponsors an unfunded Deferred Compensation Plan for key managers. This plan is non-qualified and provides certain key employees defined pension benefits which would equal those provided by the Company's non-contributory pension plan if the plan were not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Expenses related to the deferred compensation plan totaled $1,710 in fiscal 2002, $1,504 in fiscal 2001, and $988 in fiscal 2000. Total benefits accrued under this plan were $10,336 at March 31, 2002, and $8,626 at March 31, 2001.

        In addition, the Company has a defined contribution plan (the "Savings Plan") in which all U.S. employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make annual matching contributions to the Savings Plan of 30% to 50%. The Company contributed $1,914 in fiscal 2002, $2,061 in fiscal 2001, and $1,801 in fiscal 2000.

Note 6: Post-Retirement Medical and Life Insurance Plans

        The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for post-retirement medical and life insurance benefits are as follows (dollars in thousands):

	Years Ended March 31,
	2002	2001	2000
Service cost	$1,375	$1,268	$1,479
Interest cost	2,688	2,985	2,834
Amortization of actuarial loss	—	111	248
Expected return on assets	(140)	—	—
Curtailment	251	—	—
Special termination benefits	306	—	—

Total net periodic benefits cost	$4,480	$4,364	$4,561

        A reconciliation of the post-retirement medical and life insurance plan's projected benefit obligation, fair value of plan assets, and funding status is as follows (dollars in thousands):

	March 31,
	2002	2001
Projected benefit obligation:
Net obligation at beginning of year	$43,210	$40,396
Service cost	1,375	1,268
Interest cost	2,688	2,985
Actuarial (gain) loss	(4,813)	347
Curtailment	109	—
Special termination benefits	306	—
Gross benefits paid	(2,452)	(1,786)

Net benefit obligation at end of year	$40,423	$43,210

Fair value of plan assets:
Employer contributions	$4,852	$1,786
Actual return on plan assets	25	—
Gross benefits paid	(2,452)	(1,786)

Fair value of plan assets at end of year	$2,425	$—

Funding status:
Funded status at end of year	$(37,998)	$(43,210)
Unrecognized net actuarial loss	1,550	6,390

Net accrued benefit liability	$(36,448)	$(36,820)

        The weighted-average rates used in determining post-retirement medical and life insurance costs are as follows (dollars in thousands):

	Years Ended March 31,
	2002	2001	2000
Discount rate	7.00%	7.00%	7.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Health care cost trend on covered charges:	7.5% decreasing to ultimate trend of 6.0% in 2005	8.0% decreasing to ultimate trend of 6.0% in 2008	9.5% decreasing to ultimate trend of 7.0% in 2008
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest cost components	$129	$143	$538
—On post-retirement benefit obligation	$737	$933	$3,487
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest cost components	$(118)	$(131)	$(472)
—On post-retirement benefit obligation	$(698)	$(885)	$(3,196)

Note 7:    Income Taxes

        The components of earnings (loss) before income taxes consist of (dollars in thousands):

	Years Ended March 31,
	2002	2001	2000
Domestic	$(50,111)	$530,128	$91,373
Foreign	9,381	38,172	14,191

	$(40,730)	$568,300	$105,564

        The provision for income tax expense (benefit) is as follows (dollars in thousands):

	Years Ended March 31,
	2002	2001	2000
Current
Federal	$(22,376)	$197,522	$27,342
State and local	(469)	16,384	1,051
Foreign	4,321	10,071	4,121

	(18,524)	223,977	32,514

Deferred
Federal	4,629	(7,859)	2,568
State and local	512	(499)	193
Foreign	(58)	335	170

	5,083	(8,023)	2,931

Provision for income taxes	$(13,441)	$215,954	$35,445

        A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended March 31,
	2002	2001	2000
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal taxes	(.3)	1.9	0.8
Foreign sales corporation	(2.1)	(1.8)	(1.9)
Goodwill amortization	0.9	0.1	0.3
Other	3.5	2.8	(0.6)

Effective income tax rate	(33.0)%	38.0%	33.6%

        The components of deferred tax assets and liabilities are as follows (dollars in thousands):

	March 31,
	2002	2001
Deferred tax assets:
Pension benefits	$—	$4,424
Medical benefits	14,565	14,296
Sales and inventory allowances	41,638	35,853
All other	4,363	1,896

	60,566	56,469
Deferred tax liabilities:
Depreciation and differences in basis	(67,003)	(57,095)
Amortization of intangibles	(4,515)	(4,678)
Tax effect of hedging	(2,665)	(1,398)
All other	(1,486)	(2,476)

	(75,669)	(65,647)

Net deferred income tax liability	$(15,103)	$(9,178)

        The net deferred income tax liability is reflected in the accompanying 2002 and 2001 balance sheets as a $40,255 and $35,018 current asset and a $55,358 and $44,196 non-current liability, respectively.

        Based on the scheduled reversal of deferred tax liabilities and projected future taxable income, the Company believes that the deferred tax assets will ultimately be realized. Accordingly, no valuation allowance has been provided for in 2002 or 2001.

        At March 31, 2002, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. No deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Note 8:    Stock Option Plans

        The Company has two option plans that reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123). On July 1, 2000, the Company adopted the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which requires variable accounting treatment on certain re-priced options. This requires that any increase in the stock price above the July 1, 2000, adoption date stock price be recognized immediately as compensation expense. For fiscal years 2002, 2001, and 2000, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal years 2002, 2001, and 2000, consistent with the provisions of Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):

		Years Ended March 31,
		2002	2001	2000
Net earnings (loss)	As reported	$(27,289)	$352,346	$70,119
	Pro forma	$(32,185)	$348,628	$64,286
Earnings per share:
Basic	As reported	$(0.32)	$4.05	$0.87
	Pro forma	$(0.38)	$4.01	$0.80
Diluted	As reported	$(0.32)	$4.00	$0.85
	Pro forma	$(0.38)	$3.95	$0.78

        The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal year 2002 is not representative of the pro forma effects on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 5 years for 2001, 2000, and 1999; a risk-free interest rate of 4.9% for 2002, 5.1% for 2001, and 6.8% for 2000; expected volatility of 57.8% for 2002, 58.0% for 2001, and 49.7% for 2000; and a dividend yield of 0.0% for all three years.

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

        These plans provide that shares granted come from the Company's authorized but unissued common stock or treasury stock. The prices of the options granted thus far pursuant to these plans are no less than 100% of the value of the shares on the date of grant. Also, the options may not be exercised within two years from the date of grant and no options will be exercisable after ten years from the date of grant.

        A summary of the status of the Company's three stock option plans as of March 31, 2002, 2001, and 2000, and changes during the years ended on those dates is presented below:

	March 31,
	2002		2001		2000
Fixed Options	Shares	Weighted- Average Exercisable Price	Shares	Weighted- Average Exercisable Price	Shares	Weighted- Average Exercisable Price
Options outstanding at beginning of year	2,841,020	$13.12	2,632,020	$10.09	3,286,000	$6.81
Options granted	824,250	16.59	828,000	17.51	2,379,000	10.71
Options exercised	(299,315)	8.35	(549,720)	5.62	(1,944,260)	5.83
Options cancelled	(7,500)	16.50	(69,280)	11.10	(1,088,720)	9.66

Options outstanding at end of year	3,358,455	$14.39	2,841,020	$13.12	2,632,020	$10.09

Option price range at end of year	$2.50 to $19.80		$2.50 to $19.38		$2.50 to $16.07
Option price range for exercised shares	$2.50 to $18.19		$2.50 to $16.07		$2.50 to $16.07
Options available for grant at end of year	1,823,620		2,647,870		1,412,590
Options exercisable at end of year	1,717,205		723,020		504,210
Weighted-average fair value of options granted during the year		$9.01		$9.61		$7.54

        The following table summarizes information about stock options outstanding at March 31, 2002:

Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding at 3/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercisable Price	Number Exercisable at 3/31/02	Weighted-Average Exercisable Price
$ 2.50	9,200	.6 years	$2.50	9,200	$2.50
$ 4.00 to $ 8.00	502,005	5.3 years	$5.54	502,005	$5.54
$12.00 to $16.00	1,194,000	6.7 years	$14.50	1,194,000	$14.50
$16.00 to $20.00	1,653,250	8.5 years	$17.06	12,000	$18.19

	3,358,455	7.4 years	$14.39	1,717,205	$11.84

Note 9:    Geographic Information (dollars in thousands):

	Years Ended March 31, (1)
	2002	2001	2000
United States	$231,605	$642,406	$408,890
Asia Pacific	94,133	273,853	190,289
Germany	35,980	124,980	49,670
Mexico (2)	45,312	86,779	—
Other countries (3)	101,525	278,129	173,246

	$508,555	$1,406,147	$822,095

(1)
Revenues are attributed to countries or regions based on the location of the customer. No customer accounted for more than 10% of net sales in the fiscal year ended March 31, 2002. The Company sold $231,801 and $148,158 to two customers and each accounted for more than 10% of net sales in the fiscal year ended March 31, 2001. One customer accounted for more than 10% of net sales as the Company sold it $129,600 in the fiscal year ended March 31, 2000.

(2)
Did not exceed 5% of sales in 2000 and is included with "Other countries."

(3)
No country in this group exceeded 5% of consolidated net sales.

        The following geographic information includes long-lived assets based on physical location (dollars in thousands):

	March 31,
	2002	2001
United States	$290,705	$314,980
Mexico	248,222	251,331
Other	858	951

	$539,785	$567,262

Note 10:    Commitments

        (a)  The Company has agreements with distributor customers which, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable (note 11). The Company adjusts sales to distributors for anticipated returns and price protection changes based on historical experience. Charges against sales in fiscal 2002, fiscal 2001, and fiscal 2000 were $33,509, $72,575, and $54,212 respectively. Actual applications against the allowances in fiscal 2002, fiscal 2001, and fiscal 2000, were $63,692, $35,603, and $44,623, respectively.

        (b)  A subsidiary of the Company sells certain receivables discounted at .60% above LIBOR for the number of days the receivables are outstanding, with a recourse provision not to exceed 5% of the face amount of the factored receivables. The Company has issued a joint and several guarantee in an aggregate amount up to but not to exceed $4,000 to guarantee this recourse provision. The Company transferred receivables and incurred factoring costs of $306,693 and $2,399 in fiscal 2002, $529,946 and $5,236 in fiscal 2001, and $372,656 and $3,444 in fiscal 2000. The facility expired in April 2002, and the Company is determining if it will be replaced.

        Included in accounts payable, trade, is $19,974 and $30,310 at March 31, 2002 and 2001, respectively, which represents factored receivables collected but not remitted.

        (c)  The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million shares of its common stock. Net premiums generated from the sale of outstanding put options were $0.6 million and $4.7 million in fiscal 2002 and 2001, respectively, and accounted for as Additional Paid-In Capital. During the year ended March 31, 2002, the Company purchased 500,000 shares of treasury stock in connection with the exercise of such put options. At March 31, 2002, the Company had the maximum potential obligation to purchase approximately 342,000 shares of its common stock at a weighted average purchase price of $21.09 ($18.12 net of put premiums received) for an aggregate of $7.2 million. The put options are exercisable only at maturity and expire in April and August of 2002 and had a fair value in favor of the holder of approximately $1.0 million at March 31, 2002. The Company has the right to settle the put options through physical settlement or net share settlement using shares of the Company's common stock.

        (d)  The Company has a contract to purchase tantalum, a metal used in the manufacture of tantalum capacitors, through 2003. The contractual agreement requires the Company to purchase specific amounts of tantalum ore, powder and wire at fixed prices. The contracted amounts are estimated to be $77 million and $65 million for calendar 2002 and 2003, respectively.

        (e)  The Company's leases consist primarily of manufacturing equipment and expire principally between 2003 and 2007. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expense for operating leases were included in results of operations and were approximately $6,011 in fiscal 2002, $7,346 in fiscal 2001, and $8,300 in fiscal 2000. Future minimum lease payments over the next five fiscal years under non-cancelable operating leases at March 31, 2002, are as follows (dollars in thousands):

	2003	2004	2005	2006	2007	Total
Minimum lease payments	$2,389	$979	$493	$80	$21	$3,962

Note 11:    Supplementary Balance Sheet and Income Statement Detail (dollars in thousands):

		March 31,
		2002	2001
Accounts receivable:
Trade		$42,360	$143,681
Other		2,708	6,273

		45,068	149,954
Less:
Allowance for doubtful accounts		661	882
Allowance for price protection and customer returns (note 10)		22,306	52,489

Net accounts receivable		$22,101	$96,583

Property and equipment, at cost:	Useful life
Land and land improvements	20 years	$12,834	$12,817
Buildings	20-40 years	112,426	94,462
Machinery and equipment	10 years	746,928	653,645
Furniture and fixtures	4-10 years	44,424	41,368
Construction in progress	—	31,145	75,894

Total property and equipment		947,757	878,186
Accumulated depreciation		407,972	310,924

Net property and equipment		$539,785	$567,262

Accrued expenses:
Salaries, wages and related employee costs		$13,361	$23,795
Vacation		8,848	9,526
Other		10,043	15,908

Total accrued expenses		$32,252	$49,229

	Years Ended March 31,
	2002	2001	2000
Other (income) expense:
Loss on retirement of assets	$931	$3,380	$9,405
Accounts receivable discounting	2,399	5,236	3,444
Unrealized gain on foreign currency exchange gains	—	(941)	(1,682)
Other	108	217	528

	$3,438	$7,892	$11,695

Note 12: Legal Proceedings

Cabot Corporation

        On April 10, 2002, the Company was sued by Cabot Corporation ("Cabot") in the Superior Court of the Commonwealth of Massachusetts (Suffolk Co. Civil Action No. 02-1585-BLS) with respect to its existing supply agreement with Cabot for tantalum powder, ore and wire. The action arises out of a tantalum supply agreement entered into between Cabot and a KEMET subsidiary in December 2000. This agreement requires the subsidiary to purchase and Cabot to sell certain specified amounts of tantalum powder and tantalum wire in the years 2001 through 2003 and tantalum ore in 2001 and 2002. The supply agreement specifies a variety of tantalum powder and wire products and their associated year-by-year prices per pound.

        The complaint requests various injunctive and declaratory relief requiring KEMET to purchase the contracted products at regular intervals throughout the year, to specifically identify products that it intends to purchase under the agreement and to inspect products when and as they are produced and tendered by Cabot. The complaint also seeks damages in an unspecified amount relating to an alleged repudiation of the agreement to purchase 80,000 pounds of tantalum ore during 2002.

        The Company has not recorded any liability associated with the Cabot lawsuit. See commitments in note 10(d).

Other

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

Note 13:    Nonrecurring Charges

        Certain nonrecurring charges were incurred during the quarters ended December 31, 2001, and March 31, 2002. The charges totaled $66.6 million in fiscal 2002 pre-tax and were included in the statement of operations under two captions: $29.8 million in cost of goods sold and $36.8 million in depreciation, amortization, and impairment charges. Demand for the Company's products decreased substantially during the first nine months of fiscal 2002, requiring a reevaluation of the Company's cost structure resulting in (1) charges of $9.9 million associated with personnel reductions of approximately 600 and 1,000 employees in the U.S. and Mexico, respectively, (2) charges of $13.3 million in connection with excess and obsolete inventories, including precious metals, and (3) asset impairment charges of $15.3 million including $11.6 million of machinery and equipment and a $3.7 million loss associated with the termination of the Company's Australian joint venture, all of which were recorded in the quarter ended December 31, 2001.

        The Company announced enhancements to its high-frequency products organization that resulted in the following charges in the quarter ended March 31, 2002: (1) charges of $2.9 million associated with personnel reductions of approximately 350 employees in the U.S. and Mexico, (2) charges of $3.7 million in connection with excess and obsolete inventories, and (3) asset impairment charges of $21.5 million, primarily machinery and equipment.

        At March 31, 2002, approximately $2.5 million related to the reduction in the labor force is included in accrued expenses. This amount is expected to be paid within one year.

Note 14: Earnings (Loss) Per Share

        Basic and diluted earnings (loss) per share are calculated as follows (dollars in thousands except per share data):

	Years Ended March 31,
	2002	2001	2000
Net earnings (loss)	$(27,289)	$352,346	$70,119
Weighted-average shares outstanding (basic)	85,773,763	86,930,965	80,650,376
Stock Options	—	1,250,153	1,761,258

Weighted-average shares outstanding (diluted)	85,773,763	88,181,118	82,411,634

Basic earnings (loss) per share	$(0.32)	$4.05	$0.87
Diluted earnings (loss) per share	$(0.32)	$4.00	$0.85

        The year ended March 31, 2002, excluded potentially dilutive securities of 766,279 in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 15:    Derivatives, Hedging, and Other Financial Instruments

        The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

        Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At March 31, 2002 and 2001, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $93.0 million and $89.3 million, respectively. The fair values of these contracts at March 31, 2002 and 2001, totaled $7.4 million and $5.0 million, respectively, and are recorded as a derivative asset on the Company's balance sheet as other current assets. Changes in the derivatives' fair values are deferred and recorded as a component of "Accumulated Other Comprehensive Income (Loss)" (AOCI), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as cost of goods sold. The Company anticipates all amounts in AOCI as of March 31, 2002 and 2001, will be reclassified into earnings within one year. Any ineffectiveness in the Company's hedging relationships is recognized immediately in earnings.

        Prior to adoption of Statement No. 133 (as amended by Statement No. 138), the Company recorded gains from foreign currency contracts of $0.9 million and $1.7 million in 2001 and 2000, respectively, as a component of other income and expense in its statement of operations. Subsequent to adoption of the new standard, the Company recorded $16.5 and $2.8 million of gains from foreign currency contracts as a component of cost of goods sold in 2002 and 2001, respectively.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Hedging Commodity Prices

        The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly and closely related to the host contract. As such, the fair values of these embedded derivatives are recorded on the balance sheet as derivative assets or liabilities and the change in fair values is recorded as a component of cost of goods sold. At March 31, 2002 and 2001, the Company had derivative assets from these embedded derivatives of $0 and $3.7 million, respectively, included in other current assets on the balance sheet, and the change in fair values of such derivatives since adoption of the new standard in fiscal 2001 was a loss of $3.7 million and a gain of $2.1 million in 2002 and 2001, respectively.

        All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Other Financial Instruments

        The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company's debt outstanding at March 31, 2002 and 2001, was $96.5 million and $96.5 million, respectively, which was determined based on indications from a lending institution.

Note 16:    Common Stock

        The Board of Directors has authorized programs to purchase up to 8.0 million shares of its common stock in the open market. Through March 31, 2002, the Company made purchases of 2.1 million shares for $38.7 million. Approximately 240,000 shares were subsequently reissued in connection with employee stock option exercises. At March 31, 2002, the Company held approximately 1,860,000 treasury shares at a cost of $34.3 million. The amount and timing of future purchases will depend on market conditions and other factors. The program will be funded from existing cash and a combination of direct purchases and/or put options may be used to execute the program.

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

KEMET CORPORATION (Registrant)
Date: June 7, 2002	/s/ D. RAY CASH D. Ray Cash Senior Vice President, Chief Financial Officer, and Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 7, 2002	/s/ DAVID E. MAGUIRE David E. Maguire Chairman, President, and Chief Executive Officer
Date: June 7, 2002	/s/ D. RAY CASH D. Ray Cash Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Accounting and Financial Officer)
Date: June 7, 2002	/s/ CHARLES E. VOLPE Charles E. Volpe Director
Date: June 7, 2002	/s/ STEWART A. KOHL Stewart A. Kohl Director
Date: June 7, 2002	/s/ E. ERWIN MADDREY, II E. Erwin Maddrey, II Director
Date: June 7, 2002	/s/ PAUL C. SCHORR IV Paul C. Schorr IV Director

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
KEMET CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets March 31, 2002 and 2001 Dollars in Thousands Except Per Share Data
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Dollars in Thousands Except Per Share Data
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income Dollars in Thousands Except Share Amounts
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Dollars in Thousands