Form 10-Q
period 2002-06-30
KEMET CORP
filed 2002-08-13
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-20289

KEMET CORPORATION
Exact name of registrant as specified in its charter

DELAWARE	57-0923789
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2835 KEMET WAY, SIMPSONVILLE, SOUTH CAROLINA 29681 (Address of principal executive offices, zip code)

864-963-6300
(Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: N/A

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Common Stock Outstanding at: July 31, 2002

Title of Each Class Outstanding	Number of Shares
Common Stock, $.01 Par Value	86,154,366

Part I—FINANCIAL INFORMATION

Item 1.    Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	June 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$193,888	$234,622
Short-term investments	14,959	—
Accounts receivable	50,131	22,101
Inventories:
Raw materials and supplies	107,551	118,527
Work in process	59,143	68,318
Finished goods	73,845	72,547

Total inventories	240,539	259,392
Prepaid expenses and other current assets	5,670	10,791
Deferred income taxes	43,732	40,255

Total current assets	548,919	567,161
Property and equipment, net	526,280	539,785
Intangible assets, net	42,298	41,856
Other assets	23,200	22,912

Total assets	$1,140,697	$1,171,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$22,235	$73,057
Accrued expenses	33,296	32,252
Income taxes payable	27,305	7,076

Total current liabilities	82,836	112,385
Long-term debt	100,000	100,000
Other non-current obligations	48,926	48,926
Deferred income taxes	53,078	55,358

Total liabilities	284,840	316,669
Stockholders' equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,809,359 and 87,783,060 shares at June 30, 2002, and March 31, 2002, respectively	878	878
Additional paid-in capital	321,878	321,734
Retained earnings	566,325	562,903
Accumulated other comprehensive income (loss)	(2,554)	3,808
Treasury stock, at cost (1,663,895 and 1,859,695 shares at June 30, 2002, and March 31, 2002, respectively)	(30,670)	(34,278)

Total stockholders' equity	855,857	855,045

Commitments and contingencies
Total liabilities and stockholders' equity	$1,140,697	$1,171,714

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars in thousands except per share data)

	Three months ended June 30,
	2002	2001
Net sales	$124,045	$152,720
Operating costs and expenses:
Cost of goods sold	100,953	110,534
Selling, general and administrative expenses	13,856	14,047
Research and development	6,780	7,701

Total operating costs and expenses	121,589	132,282

Operating income	2,456	20,438
Other (income) and expense:
Interest income	(938)	(4,101)
Interest expense	1,547	2,020
Other expense (income)	(3,338)	2,127

Earnings before income taxes	5,185	20,392
Income tax expense	1,763	7,341

Net earnings	$3,422	$13,051

Net earnings per share:
Basic	$0.04	$0.15
Diluted	$0.04	$0.15
Weighted-average shares outstanding:
Basic	86,078,012	85,815,664
Diluted	86,956,317	86,737,292

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three months ended June 30,
	2002	2001
Sources (uses) of cash:
Operating activities:
Net earnings	$3,422	$13,051
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	18,171	18,205
Change in operating assets	(4,627)	39,738
Change in liabilities	(41,633)	(52,888)
Tax benefit on stock options exercised	675	378
Other	417	513

Net cash provided (used) by operating activities	(23,575)	18,997
Investing activities:
Purchases of short-term investments	(14,959)	—
Additions to property and equipment	(5,572)	(40,715)
Investment in affiliates	(113)	(7,207)
Other	409	(86)

Net cash used by investing activities	(20,235)	(48,008)
Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	499	580
Proceeds from exercise of stock options	2,577	307
Proceeds from put options	—	1,461
Purchases of treasury stock	—	(8,820)

Net cash provided (used) by financing activities	3,076	(6,472)

Net decrease in cash	(40,734)	(35,483)
Cash and cash equivalents at beginning of period	234,622	360,758

Cash and cash equivalents at end of period	$193,888	$325,275

See accompanying notes to consolidated financial statements.

Note 1. Basis of Financial Statement Preparation

        The consolidated financial statements contained herein, other than the March 31, 2002, balance sheet, are unaudited and have been prepared from the books and records of KEMET Corporation and Subsidiaries ("KEMET" or the "Company"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 2002, Form 10-K. Net sales and operating results for the three months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

        When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventory and expensing them through cost of goods sold over time, as required by current generally accepted accounting principles. Beginning with the June 2002 quarter, KEMET is including depreciation and amortization as a component of its cost of inventory. The impact of this change on the June 2002 quarterly results amounted to additional income of approximately $216,000 or $0.002 per share. KEMET has also reviewed its financial statements contained in its previously filed 2002 Annual Report on Form 10-K and confirmed that this change would not have resulted in any material changes to those financial statements. In addition, the presentation of the Income Statement has been reclassified to include depreciation and amortization expenses of $15.8 million and $16.0 million in cost of goods sold; depreciation of $2.0 million and $1.9 million in selling, general, and administrative expenses; and depreciation of $0.4 million and $0.3 million in research and development expenses in the quarters ended June 30, 2002 and 2001, respectively. This change makes KEMET's financial statement presentation more comparable to those of other capacitor manufacturers.

        The Company also converted the cost of a portion of its inventory determined by the last-in, first-out ("LIFO") basis to the first-in, first-out ("FIFO") method during the quarter ended June 30, 2002. The after-tax impact was approximately $544,000 and was not considered material to the consolidated financial statements. Therefore, prior period amounts have not been restated for this change in accounting principle. LIFO was the basis for approximately 6% of inventory costs of certain raw materials at March 31, 2002. After the conversion, 100% of the Company's inventory costs will be determined by the FIFO method.

        Certain prior-year amounts were reclassified to conform to current period presentation.

Note 2. Reconciliation of basic earnings per common share to diluted earnings per common share

        In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Earnings Per Share
(Dollars in thousands except per share data)

	For the three months ended June 30,
	2002			2001
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$3,422	86,078,012	$0.04	$13,051	85,815,664	$0.15
Effect of dilutive securities:
Stock options		846,397	—		901,214	—
Put options		31,908	—		20,414	—

Diluted EPS	$3,422	86,956,317	$0.04	$13,051	86,737,292	$0.15

        The dilutive effect of options outstanding is computed using the treasury stock method. Options for approximately 16,000 shares were outstanding at June 30, 2002 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the Company's stock during the period.

Note 3. Goodwill and intangible assets

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"(Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. In addition, any unamortized negative goodwill must be written off at the date of adoption. Statement No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective April 1, 2002.

        In connection with the adoption of Statement No. 142, the Company completed impairment tests of its goodwill and other identifiable intangible assets including indefinite-lived trademarks, as well as patents and technology which have definite lives and will continue to be amortized. No impairment of assets was noted.

        For purposes of determining the fair value of its trademarks, the Company utilized a discounted cash flow model which considered the costs of royalties in the absence of trademarks owned by the Company.

        For purposes of determining potential impairment of goodwill, the Company aggregated its reporting units as its segments are aggregated to a single reporting segment under Statement No. 131. The Company's publicly traded stock price is utilized as a component of its model for determining fair value in order to evaluate goodwill impairment. Negative goodwill of approximately $661,000 was written off upon adoption of the new standard and was included in "Other income" in the statement of earnings for the quarter ended June 30, 2002 because it was not material.

        The carrying amounts, accumulated amortization, and amortization expense for each of the periods presented are noted below by intangible asset class (in thousands):

	June 30, 2002		March 31, 2002		Amortization Expense
	Carrying amount	Accumulated Amortization	Carrying amount	Accumulated Amortization	Quarter ended June 30, 2002	Quarter ended June 30, 2001
Goodwill	41,629	13,278	41,630	13,278	—	247
Negative goodwill	—	—	(921)	(260)	—	(6)
Trademarks	10,000	2,819	10,000	2,819	—	63
Patents and technology	12,000	5,811	12,000	5,611	200	200
Other	1,143	566	1,143	548	18	39

	64,772	22,474	63,852	21,996	218	543

        The reconciliation of net income and earnings per share, adjusted to exclude goodwill, trademark, and negative goodwill amortization expense, net of tax, for the three months ended June 30, 2001, is as follows (in thousands, except per share amounts):

	Three months ended June 30,
	2002	2001
Net income:
Reported net income	$3,422	$13,051
Goodwill amortization, net of tax	—	158
Negative goodwill amortization, net of tax	—	(4)
Trademark amortization, net of tax	—	40

Adjusted net income	$3,422	$13,245

Basic earnings per common share:
Reported basic earnings per common share	0.04	$0.15
Goodwill amortization, net of tax	—	0.00
Negative goodwill amortization, net of tax	—	0.00
Trademark amortization, net of tax	—	0.00

Adjusted basic earnings per common share	$0.04	$0.15

Diluted earnings per common share:
Reported diluted earnings per common share	$0.04	0.15
Goodwill amortization, net of tax	—	0.00
Negative goodwill amortization, net of tax	—	0.00
Trademark amortization, net of tax	—	0.00

Adjusted diluted earnings per common share	$0.04	$0.15

Note 4. Derivatives and Hedging

        The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

        Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At June 30, 2002, the Company had outstanding forward exchange contracts that mature within approximately fifteen months to purchase Mexican pesos with notional amounts of $85.3 million. The fair values of these contracts at June 30, 2002, totaled $2.5 million, which is recorded as a derivative liability on the Company's balance sheet as other current liabilities. The impact of the changes in fair values of these contracts resulted in other comprehensive loss of $6.3 million and other comprehensive income of $5.0 million in the quarters ended June 30, 2002 and 2001, respectively.

Hedging Interest Rates

        In April 2002, the Company entered into two interest rate swap contracts (the "Swaps") which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 1.57% to 1.59%. At June 30, 2002, the fair value of the Swaps, based upon market estimates provided by the counterparties, was approximately $2.2 million and recorded as a derivative asset on the Company's balance sheet as other current assets. These derivative instruments are marked to market and resulted in other income of $2.2 million in the quarter ended June 30, 2002.

        All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Note 5. Put Options

        The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million of its common shares. Premiums generated from the sale of outstanding put options were $5.3 million and have been accounted for as Additional Paid-In Capital. The fair value of the put options at June 30, 2002, totaled $0.7 million. The Company had the maximum potential obligation to purchase 300,000 shares of its common stock at a weighted average purchase price of $21.69 for an aggregate of $6.5 million at June 30, 2002. The put options are exercisable only at maturity and expire in August 2002. The Company has the right to settle the put options through physical settlement or net share settlement using shares of the Company's common stock.

Note 6. Subsequent Event

        On July 8, 2002, the Company announced plans to close one manufacturing facility in Greenwood, SC, and to close one of four manufacturing facilities in Matamoros, Mexico. These actions are part of KEMET's cost saving initiatives over the past year to respond to the prolonged downturn in the electronics industry, and include a reduction of manufacturing and support personnel of approximately 185 employees in the U.S. and approximately 240 employees in Mexico. In the September 2002 quarter, the Company will recognize one-time charges of $5 million related to employee-related severance costs and $10 million related to the disposal of assets.

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

ACCOUNTING POLICIES AND ESTIMATES

        The following discussion and analysis of financial condition and results of operations are based on our unaudited Consolidated Financial Statements included herein. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in KEMET's annual report on Form 10-K for the year ended March 31, 2002. The Company's critical accounting policies are described under the caption "Critical Accounting Policies and Estimates" in Item 7 of KEMET's annual report on Form 10-K for the year ended March 31, 2002.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments. Our estimates and assumptions are based on historical data and other assumptions that we believe are reasonable in the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

        Our judgments are based on management's assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in our unaudited Consolidated Financial Statements. It is important that the reader of our unaudited financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

        Effective April 1, 2002, amortization expense related to goodwill, negative goodwill, and intangible assets with indefinite lives is no longer required per Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The impact of Statement No. 142 in the June 2002 quarter increased net income by approximately $640,000 or $0.007 per share after taxes with approximately $440,000 attributed to the write-off of negative goodwill and approximately $200,000 attributed to the cessation of goodwill and trademark amortization. The effect in future quarters is expected to average approximately $200,000 attributed to the cessation of goodwill and trademark amortization. Under Statement No. 142, the period ended June 30, 2001, would not be restated; however, the impact would have been an increase to net income of approximately $190,000 or $0.002 per share after taxes for that prior-year period.

        When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventory and expensing them through cost of goods sold over time, as required by current generally accepted accounting principles. Beginning with the June 2002 quarter, KEMET is including depreciation and amortization as a component of its cost of inventory. The impact of this change on the June 2002 quarterly results amounted to additional income of $216,000, or $0.002 per share. KEMET has also reviewed its financial statements contained in its previously filed 2002 Annual Report on Form 10-K and confirmed that this change would not have resulted in any material changes to those financial statements. In addition, the presentation of the Income Statement has been reclassified to include depreciation and amortization expenses of

$15.8 million and $16.0 million in cost of goods sold; depreciation of $2.0 million and $1.9 million in selling, general, and administrative expenses; and depreciation of $0.4 million and $0.3 million in research and development expenses in the quarters ended June 30, 2002 and 2001, respectively. This change makes KEMET's financial statement presentation more comparable to those of other capacitor manufacturers.

        Another accounting practice KEMET continued when it was formed as a separate entity was to determine the cost of certain raw materials using the last-in, first-out ("LIFO") basis and determine the cost of other raw materials, work in process, and finished goods using the first-in, first-out ("FIFO") method. The Company chose to convert to 100% FIFO cost in the quarter ended June 30, 2002. The after-tax impact was approximately $544,000 and was not considered material to the consolidated financial statements. Therefore, prior period amounts have not been restated for this change in accounting principal. LIFO was the basis for approximately 6% and of inventory costs of certain raw materials at March 31, 2002. After the conversion, 100% of the Company's inventory costs will be determined by the FIFO method.

RESULTS OF OPERATIONS

        Comparison of the Three Month Period Ended June 30, 2002, with the Three Month Period Ended June 30, 2001

        Net sales for the three months ended June 30, 2002, decreased 19% to $124.0 million from $152.7 million as compared to the same period last year. The decrease in net sales was primarily attributable to lower prices for both tantalum and ceramic capacitors as unit volumes in the current period exceeded the prior period by approximately 40%. There was a substantial decrease in demand across market segments during the past fifteen months that resulted in price erosion. Sales of surface-mount capacitors were $100.0 million for the quarter ended June 30, 2002, compared to $119.3 million for the same quarter last year, while sales of leaded capacitors were $24.0 million, versus $33.4 million during the same period last year. Globally, domestic sales decreased during the period by 18% to $56.0 million. Export sales decreased by 19% to $68.0 million, compared to $84.3 million in the prior year's first quarter.

        Cost of sales for the quarter ended June 30, 2002, was $101.0 million, compared to $110.5 million for the same period last year. As a percentage of net sales, cost of sales increased to 81%, compared to 72% for the prior year quarter. Cost of sales, without capitalizing depreciation and without the conversion to FIFO, would have increased to 82% of sales compared to the prior year quarter. The aforementioned erosion of selling prices since the prior period was the primary cause for the increase as units sold were substantially higher in the quarter ended June 30, 2002, versus the prior period.

        Selling, general, and administrative expenses for the three months ended June 30, 2002, were $13.9 million, or 11% of net sales, as compared to $14.0 million, or 9% of net sales, for the prior year period. Although down from the same period last year, selling, general, and administrative expenses as a percent of sales increased as a result of lower revenues.

        Research and development expenses for the three months ended June 30, 2002, were $6.8 million, as compared to $7.7 million for the prior period. The decrease over the same period in the prior year was 12%. This spending is the result of the Company's continuing commitment to invest in the development of new products and technologies.

        Operating income for the three months ended June 30, 2002, was $2.5 million compared to $20.4 million for the prior period. The decrease resulted primarily from a combination of the aforementioned decrease in net sales and reduced manufacturing margins.

        Income tax expense was $1.8 million for the three months ended June 30, 2002, compared to $7.3 million in the prior period. The decrease in income taxes was the result of less income subject to taxes as sales and margins were down as compared to the prior period and a decrease in the effective tax to 34% from 36%.

Liquidity and Capital Resources

        The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, cash and cash equivalents, short-term investments, and borrowings under its uncommitted Loan Agreement.

        The Company used cash from operating activities of $23.6 million for the three months ended June 30, 2002, compared to a surplus of $19.0 million for the three months ended June 30, 2001. An agreement whereby a subsidiary of the Company discounted certain non-U.S. accounts receivable expired in April 2002 and was not replaced, thereby causing an increase in accounts receivable in the quarter ended June 30, 2002. The reduction in cash flow was also the result of lower net earnings in the current period and the timing of cash flows from other current assets and liabilities such as inventories, accounts payable, accrued liabilities, and income taxes payable.

        Capital expenditures were $5.6 million for the three months ended June 30, 2002, compared to $40.7 million in the prior year. Capital expenditures in the prior year principally reflect the completion of projects initiated during fiscal year 2001, when demand was substantially higher, to increase manufacturing capacity. The decrease in capital expenditures in the current period reflects the lower level of demand. The Company estimates its capital expenditures for fiscal year 2003 to be approximately $50 million.

        During the three months ended June 30, 2002, the Company's indebtedness did not change. As of June 30, 2002, the Company had unused availability under its uncommitted Loan Agreement with a bank for $50.0 million.

        The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through June 30, 2002, the Company made purchases of 2.1 million shares for $38.7 million. Approximately 436,000 shares were subsequently reissued for the exercise of employee stock options. At June 30, 2002, the Company held approximately 1,664,000 treasury shares at a cost of $30.7 million and had outstanding put option obligations for approximately 0.3 million shares at a weighted average purchase price of $21.69 ($18.58 net of put premiums received) per share under the purchase program. The amount and timing of future purchases will depend on market conditions and other factors and will be funded from existing cash.

        KEMET believes its strong financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. In addition, the Company has the flexibility to meet short-term working capital and other temporary requirements through utilization of its borrowings under its uncommitted Loan Agreement.

Business Outlook

        From a peak of approximately 16,000 employees in the summer of 2000, the number of employees had been reduced to approximately 6,500 shortly after the quarter ended June 30, 2002. This was in response to what the Company believes was another inventory correction phase of a long-term growth trend in the electronics industry and was achieved through a variety of programs, such as attrition, special leaves of absence, early retirement programs, and reductions in force. These actions will result in an annualized expense reduction of approximately $120 million.

        The Company announced on July 8, 2002, that it will close one production facility in Greenwood, SC, and one production facility in Matamoros, Mexico, during the quarter ending September 30, 2002, and expects to incur non-recurring charges in conjunction with these closings of approximately $5 million for employee severance costs and approximately $10 million for disposal of assets.

        With the quarter ended June 30, 2002, total unit shipments increased for three consecutive quarters. The Company anticipates that unit shipments will continue to increase, which will allow it to continue to reduce inventory and generate cash during calendar 2002. KEMET will continue cost saving initiatives to ensure it maintains a strong financial position and to further enhance its earnings capability. During the growth phase of the current cycle, KEMET anticipates four drivers of growth which leverage its preferred capacitor supplier relationships with the world's most successful electronics companies.

  •
  First, from the quarter ended March 31, 2001, through the quarter ended March 31, 2002, the Company believes shipments in the capacitor industry were considerably below capacitor consumption as customers consumed the extraordinarily high levels of inventory they had accumulated. The best visibility into customers' inventories is through the distribution channel. KEMET believes sales to its distributors are now approximately equivalent to distributors' sales to their customers. The Company has less visibility into inventories of Original Equipment Manufacturer (OEM) and Electronics Manufacturing Services (EMS) customers, but KEMET believes that OEM customers have reduced their excess inventories at a faster rate than the EMS channel. In total, the Company believes the capacitor industry is nearing the end of the inventory correction.

  •
  Second, capacitor shipments will increase as our customers' businesses recover. Some electronics end markets, such as notebook computers, high-end servers, and automotive, appear to be growing. Since the first of the calendar year, the communications sector has weakened. While KEMET believes the communications equipment market may remain soft for several quarters, the Company believes its business will benefit as the general economic recovery continues and corporations increase their investments in their information technology infrastructures as a result.

  •
  Third, the Company's customer-service-oriented strategy has KEMET particularly well positioned with EMS providers, and KEMET believes that it is a net beneficiary as global electronics manufacturing continues to shift to our large EMS customers. Many analysts predict that the percentage of global electronics manufacturing that is outsourced will double by 2005.

  •
  Finally, KEMET believes it has the world's most complete line of surface-mount capacitor technologies, including innovative high-frequency tantalum, high-capacitance ceramic, and newly introduced solid aluminum capacitors. Since the first of the calendar year, innovative products released have included new organic tantalum, solid aluminum, and high-capacitance ceramic capacitors. These high-performance capacitor solutions will allow the Company to continue to earn a greater share of our customers' capacitor business.

        KEMET's current estimate, given the high level of economic uncertainty, is that net sales and earnings for the quarter ending September 30, 2002, prior to non-recurring charges, will be flat to up slightly compared to the quarter ended June 30, 2002. The gross margin percentage for the quarter ending September 30, 2002, is expected to be in the range of 17% to 21%.

        Average selling prices in the quarter ended June 30, 2002, decreased approximately 5% from average selling prices for the quarter ended March 31, 2002. As the industry reaches the end of the inventory correction and unit volumes begin to increase toward the actual level of capacitor consumption, the decline in average selling prices should continue to moderate to more normal annual declines of 6% to 8% per year.

        Capital expenditures for fiscal 2003 are anticipated to be approximately $50 million, compared to $78 million in fiscal 2002.

Impact of Recently Issued Accounting Standards

Item 3. Market Risk

        Market risk disclosure included in the Company's fiscal year ending March 31, 2002, Form 10-K, Part II, Item 7 A, is still applicable and updated through June 30, 2002 (see Note 3 of the Financial Statements).

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

        Other than as reported above and in the Company's fiscal year ending March 31, 2002, Form 10-K under the caption "Item 3. Legal Proceedings," the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.

Item 2. Change in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)
The Company held its Annual Meeting of Stockholders on July 24, 2002.

(b)
Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominee for director as listed in the definitive proxy statement of the Company dated as of June 24, 2002. The nominee was elected.

(c)
Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

(i)
Election of a Director of the Company.

        The proxy nominee for director as listed in the proxy statement was elected to serve a three-year term with the following vote:

Nominee	In Favor	Withheld
E. Erwin Maddrey, II	78,005,634	1,024,246
  (ii)
  The ratification of the appointment of KPMG LLP as independent public accountants for the year ending March 31, 2003:
In Favor	Against	Abstained
76,914,126	2,007,239	108,515

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

        None.

(b)
Reports on Form 8-K.

        None.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002

KEMET CORPORATION
By:	/s/ D.R. CASH D.R. Cash Senior Vice President and Chief Financial Officer

QuickLinks

  Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Market Risk
  Part II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Change in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE