Form 10-Q
period 2002-09-30
KEMET CORP
filed 2002-10-31
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended September 30, 2002.
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

        Common Stock Outstanding at: October 31, 2002

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,188,257

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	September 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$235,323	$234,622
Accounts receivable	49,083	22,101
Inventories:
Raw materials and supplies	97,191	118,527
Work in process	57,502	68,318
Finished goods	62,263	72,547

Total inventories	216,956	259,392
Income taxes receivable	5,942	—
Prepaid expenses and other current assets	8,713	10,791
Deferred income taxes	21,475	40,255

Total current assets	537,492	567,161
Property and equipment, net	508,831	539,785
Intangible assets, net	42,039	41,856
Other assets	23,182	22,912

Total assets	$1,111,544	$1,171,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$24,446	$73,057
Accrued expenses	37,991	32,252
Income taxes payable	—	7,076

Total current liabilities	62,437	112,385
Long-term debt	100,000	100,000
Other non-current obligations	48,925	48,926
Deferred income taxes	55,708	55,358

Total liabilities	267,070	316,669
Stockholders' equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,822,527 and 87,783,060 shares at September 30, 2002, and March 31, 2002, respectively	878	878
Additional paid-in capital	321,924	321,734
Retained earnings	555,176	562,903
Accumulated other comprehensive income (loss)	(3,050)	3,808
Treasury stock, at cost (1,652,185 and 1,859,695 shares at September 30, 2002, and March 31, 2002, respectively)	(30,454)	(34,278)

Total stockholders' equity	844,474	855,045

Commitments and contingencies
Total liabilities and stockholders' equity	$1,111,544	$1,171,714

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Net sales	$113,055	$120,636	$237,100	$273,357
Operating costs and expenses:
Cost of goods sold	96,710	98,296	197,663	208,831
Selling, general and administrative expenses	13,293	13,524	27,150	27,572
Research and development	6,936	6,653	13,715	14,353
Restructuring and impairment charges	16,964	—	16,964	—

Total operating costs and expenses	133,903	118,473	255,492	250,756

Operating income (loss)	(20,848)	2,163	(18,392)	22,601
Other (income) and expense:
Interest income	(1,013)	(2,521)	(1,951)	(6,622)
Interest expense	553	1,998	2,100	4,018
Other expense (income)	(3,496)	1,139	(6,834)	3,266

Total other expense (income)	(3,956)	616	(6,685)	662
Earnings (loss) before income taxes	(16,892)	1,547	(11,707)	21,939
Income tax expense (benefit)	(5,743)	557	(3,980)	7,898

Net earnings (loss)	$(11,149)	$990	$(7,727)	$14,041

Net earnings (loss) per share:
Basic	$(0.13)	$0.01	$(0.09)	$0.16
Diluted	$(0.13)	$0.01	$(0.09)	$0.16
Weighted-average shares outstanding:
Basic	86,163,766	85,653,867	86,120,855	85,733,303
Diluted	86,163,766	86,399,931	86,120,855	86,577,400

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six months ended September 30,
	2002	2001
Sources (uses) of cash:
Operating activities:
Net earnings (loss)	$(7,727)	$14,041
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, amortization and impairment charges	41,303	37,532
Change in operating assets	16,827	39,814
Change in liabilities	(43,396)	(155,071)
Tax benefit on stock options exercised	709	414

Net cash provided (used) by operating activities	7,716	(63,270)
Investing activities:
Purchases of short-term investments	(14,959)	(47,895)
Proceeds from maturity of short-term investments	14,959	—
Additions to property and equipment	(11,081)	(63,297)
Investment in affiliates	(113)	(7,207)
Other	875	176

Net cash used by investing activities	(10,319)	(118,223)
Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	665	840
Proceeds from exercise of stock options	2,639	366
Proceeds from put options	—	600
Purchases of treasury stock	—	(10,800)

Net cash provided (used) by financing activities	3,304	(8,994)

Net increase (decrease) in cash	701	(190,487)
Cash and cash equivalents at beginning of period	234,622	360,758

Cash and cash equivalents at end of period	$235,323	$170,271

See accompanying notes to consolidated financial statements.

Note 1. Basis of Financial Statement Preparation

        The consolidated financial statements contained herein, other than the March 31, 2002, balance sheet, are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries ("KEMET" or the "Company"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 2002, Form 10-K. Net sales and operating results for the three and six month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

        When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventory and expensing them through cost of goods sold over time, as required by current generally accepted accounting principles. Beginning with the June 2002 quarter, KEMET included depreciation and amortization as a component of its cost of inventory. The impact of this change on the three month and six month periods ended September 30, 2002, amounted to additional after-tax income of approximately $243,000 and $385,000 or $0.003 and $0.004 per share, respectively. KEMET has also reviewed the financial statements contained in its previously filed 2002 Annual Report on Form 10-K and confirmed that this change would not have resulted in any material changes to those financial statements. In addition, the presentation of the Income Statement has been reclassified to include depreciation and amortization expenses of $15.2 million and $15.9 million in cost of goods sold; depreciation of $2.0 million and $1.9 million in selling, general, and administrative expenses; and depreciation of $0.4 million and $0.3 million in research and development expenses in the quarters ended September 30, 2002 and 2001, respectively, and depreciation and amortization expenses of $31.0 million and $32.0 million in cost of goods sold; depreciation of $4.0 million and $3.8 million in selling, general, and administrative expenses; and depreciation of $0.7 million and $0.5 million in research and development expenses in the six month periods ended September 30, 2002 and 2001, respectively.

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

        See also Note 3.

        Certain prior-year amounts were reclassified to conform to current period presentation.

Note 2. Reconciliation of basic earnings per common share to diluted earnings per common share

        In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic earnings per share (EPS) to diluted earnings per share fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Earnings (Loss) Per Share
(Dollars in thousands except per share data)

	For the three months ended September 30,
	2002			2001
	Loss (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares denominator	Per Share Amount
Basic EPS	$(11,149)	86,163,766	$(0.13)	$990	85,653,867	$0.01
Effect of dilutive securities:
Stock options	—	—	—	—	698,972	—
Put options	—	—	—	—	47,092	—

Diluted EPS	$(11,149)	86,163,766	$(0.13)	$990	86,399,931	$0.01

	For the six months ended September 30,
	2002			2001
	Loss (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares denominator	Per Share Amount
Basic EPS	$(7,727)	86,120,855	$(0.09)	$14,041	85,733,303	$0.16
Effect of dilutive securities:
Stock options	—	—	—	—	798,996	—
Put options	—	—	—	—	45,101	—

Diluted EPS	$(7,727)	86,120,855	$(0.09)	$14,041	86,577,400	$0.16

        The quarter and six months ended September 30, 2002, excluded potentially dilutive securities of 482,817 and 632,802, respectively, in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 3. Goodwill and intangible assets

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. In addition, any unamortized negative goodwill must be written off at the date of adoption. Statement No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective April 1, 2002.

        In connection with the adoption of Statement No. 142, the Company completed impairment tests of its goodwill and other identifiable intangible assets including indefinite-lived trademarks, as well as patents and technology that have definite lives and will continue to be amortized. No impairment of assets was noted.

        For purposes of determining the fair value of its trademarks, the Company utilized a discounted cash flow model which considered the costs of royalties in the absence of trademarks owned by the Company.

        For purposes of determining potential impairment of goodwill, the Company aggregated its reporting units as its segments are aggregated to a single reporting segment under Statement No. 131. The Company's publicly traded stock price is utilized as a component of its model for determining fair value in order to evaluate goodwill impairment. Negative goodwill of approximately $661,000 was written off upon adoption of the new standard and was included in "Other income" in the statement of earnings for the quarter ended June 30, 2002, because it was not material.

        The carrying amounts, accumulated amortization, and amortization expense for each of the periods presented are noted below by intangible asset class (in thousands):

	September 30, 2002		March 31, 2002
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Goodwill	$41,630	$13,278	$41,630	$13,278
Negative goodwill	—	—	(921)	(260)
Trademarks	10,000	2,819	10,000	2,819
Patents and technology	12,000	6,011	12,000	5,611
Other	1,142	625	1,143	548

	$64,772	$22,733	$63,852	$21,996

	Amortization Expense
	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Goodwill	$—	$247	$—	$493
Negative goodwill	—	(6)	—	(12)
Trademarks	—	63	—	125
Patents and technology	200	200	400	400
Other	59	39	78	79

	$259	$543	$478	$1,085

        The reconciliation of net income and earnings per share, adjusted to exclude goodwill, trademark, and negative goodwill amortization expense, net of tax, for the three and six month periods ended September 30, 2001, is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Net income(loss):
Reported net income (loss)	$(11,149)	$990	$(7,727)	$14,041
Goodwill amortization, net of tax	—	158	—	315
Negative goodwill amortization, net of tax	—	(4)	—	(7)
Trademark amortization, net of tax	—	40	—	80

Adjusted net income (loss)	$(11,149)	$1,184	$(7,727)	$14,429

Basic earnings (loss) per common share:
Reported basic earnings (loss) per common share	$(0.13)	$0.01	$(0.09)	$0.16
Goodwill amortization, net of tax	—	0.00	—	0.01
Negative goodwill amortization, net of tax	—	0.00	—	0.00
Trademark amortization, net of tax	—	0.00	—	0.00

Adjusted basic earnings (loss) per common share	$(0.13)	$0.01	$(0.09)	$0.17

Diluted earnings (loss) per common share:
Reported diluted earnings (loss) per common share	$(0.13)	$0.01	$(0.09)	$0.16
Goodwill amortization, net of tax	—	0.00	—	0.01
Negative goodwill amortization, net of tax	—	0.00	—	0.00
Trademark amortization, net of tax	—	0.00	—	0.00

Adjusted diluted earnings (loss) per common share	$(0.13)	$0.01	$(0.09)	$0.17

Note 4. Derivatives and Hedging

        The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

        Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At September 30, 2002, the Company had outstanding forward exchange contracts that mature within approximately fifteen months to purchase Mexican pesos with notional amounts of $65.9 million. The fair values of these contracts at September 30, 2002, totaled $2.9 million, which is recorded as a derivative liability on the Company's balance sheet as other current liabilities. During the next 12 months, approximately $2.7 million of the loss on these contracts could be charged to cost of goods sold. The impact of the changes in fair values of these contracts resulted in other comprehensive loss of $0.3 million and $5.5 million for the three months ended September 30, 2002 and 2001, respectively, and other comprehensive loss of $6.6 million and $0.5 million for the six month periods ended September 30, 2002 and 2001, respectively.

Interest Rates Swaps

        In April 2002, the Company entered into two interest rate swap contracts (the "Swaps") which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 1.57% to 1.59%. At September 30, 2002, the fair value of the Swaps, based upon market estimates provided by the counterparties, was approximately $6.9 million and recorded as a derivative asset on the Company's balance sheet as other current assets. These derivative instruments reduced interest expense by approximately $1.0 million for the three and six month periods ended September 30, 2002, respectively, and the mark to market resulted in other income of $3.7 and $5.9 million for the quarter and six month periods ended September 30, 2002, respectively.

        All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Note 5. Put Options

        The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million of its common shares. Premiums generated from the sale of outstanding put options have been accounted for as Additional Paid-In Capital. The fair value of the put options at September 30, 2002, totaled $1.7 million. The Company had the maximum potential obligation to purchase 300,000 shares of its common stock at a weighted average purchase price of $21.79 ($18.68 net of put premiums received) for an aggregate of $6.5 million at September 30, 2002. The put options are exercisable only at maturity and expire in November 2002. The Company has the right to settle the put options through physical settlement or net share settlement using shares of the Company's common stock.

Note 6. Restructuring and Impairment Charges

        On July 8, 2002, the Company announced plans to close one manufacturing facility in Greenwood, SC, and to close one of four manufacturing facilities in Matamoros, Mexico. These actions were part of KEMET's cost saving initiatives over the past year in response to the prolonged downturn in the electronics industry. Restructuring and impairment charges incurred during the quarter ended September 30, 2002, associated with the announcement totaled $17.0 million. The Company reassessed its cost structure resulting in (1) charges of $9.1 million associated with personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively, and (2) other asset and impairment charges of $7.9 million.

        At September 30, 2002, approximately $4.5 million of restructuring charges were included in accrued expenses. This amount is expected to be paid within one year.

Note 7. Long-term Supply Agreement

        On September 26, 2002, Massachusetts Superior Court made certain rulings regarding the Company's contract dispute with Cabot Corporation. The Company is evaluating the rulings and its legal options regarding these rulings.

        The Company's existing commitments under the Cabot contract are to purchase $77.0 million and $65.0 million in raw materials in 2002 and 2003, respectively. The contractual agreement requires the Company to purchase amounts of tantalum ore, powder, and wire at fixed prices. To the extent these inventories are purchased at above market prices and management does not expect to recover their costs, the Company would be required to record a charge against its earnings reflecting the above-market portion of the cost.

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

        Effective April 1, 2002, amortization expense related to goodwill, negative goodwill, and intangible assets with indefinite lives is no longer required per Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The impact of Statement No. 142 for the three and six month periods ended September 30, 2002, increased net income after taxes by approximately $200,000 and $835,000 or $0.002 and $0.01 per share, respectively, with approximately $435,000 attributed to the write-off of negative goodwill and approximately $400,000 attributed to the cessation of goodwill and trademark amortization. The effect in future quarters is expected to average approximately $200,000 attributed to the cessation of goodwill and trademark amortization. Under Statement No. 142, the three and six month periods ended September 30, 2001, have not been restated; however, the after-tax impact would have been an increase to net income by approximately $200,000 and $400,000 or $0.002 and $0.005 per share, respectively.

        When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventory and expensing them through cost of goods sold over time, as required by current generally accepted accounting principles. Beginning with the June 2002 quarter, KEMET is including depreciation and amortization as a component of its cost of inventory. The impact of this change on the three month and six month periods ended September 30, 2002, amounted to additional after-tax income of approximately $243,000 and $385,000 or $0.003 and $0.004 per share, respectively. KEMET has also reviewed the financial statements contained in its previously filed 2002 Annual Report on Form 10-K and confirmed that this change would not have resulted in any material changes to those financial statements. In addition, the presentation of the Income Statement has been reclassified to include depreciation and amortization expenses of $15.2 million and $15.9 million in cost of goods sold; depreciation of $2.0 million and $1.9 million in selling, general, and administrative expenses; and depreciation of $0.4 million and $0.3 million in research and development expenses in the quarters ended September 30, 2002 and 2001, respectively, and depreciation and amortization expenses of $31.0 million and $32.0 million in cost of goods sold; depreciation of $4.0 million and $3.8 million in selling, general, and administrative expenses; and depreciation of $0.7 million and $0.5 million in research and development expenses in the six month periods ended September 30, 2002 and 2001, respectively. This change makes KEMET's financial statement presentation more comparable to those of other capacitor manufacturers.

        Another accounting practice KEMET continued when it was formed as a separate entity was to determine the cost of certain raw materials using the last-in, first-out ("LIFO") basis and to determine the cost of other raw materials, work in process, and finished goods using the first-in, first-out("FIFO") method. The Company chose to convert to 100% FIFO cost in the quarter ended June 30, 2002. The after-tax impact was approximately $544,000 and was not considered material to the consolidated financial statements. Therefore, prior period amounts have not been restated for this change in accounting principles. LIFO was the basis for approximately 6% of inventory costs of certain raw materials at March 31, 2002. After the conversion, 100% of the Company's inventory costs will be determined by the FIFO method.

RESULTS OF OPERATIONS

        Comparison of the Three and Six Month Periods Ended September 30, 2002, with the Three and Six Month Periods Ended September 30, 2001:

        Net Sales for the quarter and six months ended September 30, 2002, decreased 6% and 13%, respectively, to $113.1 million and $237.1 million as compared to the same periods last year. The decrease in net sales was attributable to lower prices for both tantalum and ceramic capacitors as unit volumes in the three and six month period ended September 30, 2002, exceeded the prior period volumes by approximately 40% and 70%, respectively. Erosion in average selling prices, which commenced approximately eighteen months ago, in the current periods more than offset the higher unit volumes. Sales of surface-mount capacitors were $93.1 million and $193.0 million for the quarter and six month periods ended September 30, 2002, compared to $91.0 million and $210.3 million for the same periods last year, while sales of leaded capacitors were $20.0 million and $44.1 million, versus $29.6 million and $63.0 million during the same periods last year. Globally, domestic sales decreased during the three and six month periods ended September 30, 2002, by 13% and 15% to $50.6 million and $106.5 million, respectively. Export sales decreased during the three and six month periods ended September 30, 2002, by 0.3% and 11% to $62.5 million and $130.6 million, respectively.

        Cost of sales for the quarter and six months ended September 30, 2002, was $96.7 million and $197.7 million, respectively, as compared to $98.3 million and $208.8 million for the same periods last year. As a percentage of net sales, cost of sales was 86% and 83% for the quarter and six months ended September 30, 2002, respectively, as compared to 81% and 76% for the prior-year periods. Decreasing average selling prices resulted in an increase in the cost of sales as a percentage of sales in the current year as compared to the same periods last year.

        Selling, general and administrative expenses for the quarter and six months ended September 30, 2002, were $13.3 million, or 11.8% of sales, and $27.2 million, or 11.5% of sales, respectively, as compared to $13.5 million, or 11.2% of sales, and $27.6 million, or 10.1% of sales, for the prior-year periods. Selling, general and administrative expenses decreased compared to the same periods in the prior year primarily due to Company's efforts to control overhead expenses in anticipation of declining capacitor demand. Selling, general and administrative expenses increased as a percent of sales largely as the result of lower sales in the current year.

        Research and development expenses for the quarter and six months ended September 30, 2002, were $6.9 million and $13.7 million, respectively, as compared to $6.7 million and $14.4 million for the prior comparable periods. The spending reflects the Company's continuing commitment to invest in the development of new products and technologies.

        Restructuring and impairment charges represent plans announced by the Company on July 8, 2002, to close one manufacturing facility in Greenwood, SC, and to close one of four manufacturing facilities in Matamoros, Mexico. These actions are part of KEMET's cost saving initiatives over the past year to respond to the prolonged downturn in the electronics industry. A summary of the nonrecurring charges expensed in the quarter ended September 30, 2002, follows (in millions):

Amount
Personnel reductions	$9.1
Other asset and impairment charges	7.9

Total	$17.0

    Personnel reductions—The Company made manufacturing and support personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively.

    Other asset and impairment charges—Certain long-lived assets, inventory obsoleted or scrapped, and other charges associated with the closing of facilities in Greenwood, SC, and Matamoros, Mexico.

        Operating income (loss) for the quarter and six months ended September 30, 2002, was ($20.8) million and ($18.4) million, respectively, compared to $2.2 million and $22.6 million for the comparable periods in the prior year. The decrease in operating income in the current year resulted primarily from a combination of the aforementioned lower sales levels and nonrecurring charges in the quarter ended September 30, 2002, and the corresponding reduction in manufacturing margins.

        Total other (income) expense for the quarter and six months ended September 30, 2002, was ($4.0) million and ($6.7) million, respectively, compared to $0.6 million and $0.6 million for the comparable periods in the prior year. The increase in total other income in the current year was principally the result of interest rate swap contracts marked to market, which accounted for $4.7 million and $6.9 million of total other income in the three and six month periods ended September 30, 2002.

        Income tax benefit totaled $5.7 million and $4.0 million for the quarter and six months ended September 30, 2002, compared to an expense of $0.5 million and $7.9 million for the comparable periods ended September 30, 2001. The benefit in the current year versus the expense in the prior year was the result of a current year pre-tax loss compared to a pre-tax profit in the prior year.

Liquidity and Capital Resources

        The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, cash and cash equivalents, short-term investments, and borrowings under its uncommitted Loan Agreement.

        The Company generated cash from operating activities of $7.7 million for the six months ended September 30, 2002, compared to using $63.3 million for the six months ended September 30, 2001. The current period generated cash as inventory decreased ($42.4 million) and more than offset the loss and other changes to operating assets and liabilities. Despite net income of $14.0 million in the prior period, operating activities used cash primarily as the result of an increase in inventories ($87.6 million) combined with a reduction in payables ($115.0 million).

        Capital expenditures were $11.1 million for the six months ended September 30, 2002, compared to $63.3 million in the prior year. Capital expenditures in the prior year principally reflect the completion of projects initiated during fiscal year 2001, when demand was substantially higher, to increase manufacturing capacity. Capital expenditures in the current period primarily reflect spending for the introduction of new products and cost reduction projects, as well as adjusting capacity for current and anticipated product mix demand. The Company estimates its capital expenditures for fiscal year 2003 to be approximately $30 million.

        During the six months ended September 30, 2002, the Company's indebtedness did not change. As of September 30, 2002, the Company had unused availability under its uncommitted Loan Agreement with a bank for $50.0 million.

        The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through September 30, 2002, the Company made purchases of 2.1 million shares for $38.7 million. Approximately 448,000 shares were subsequently reissued for the exercise of employee stock options. At September 30, 2002, the Company held approximately 1,652,000 treasury shares at a cost of $30.5 million and had outstanding put option obligations for approximately 0.3 million shares at a weighted average purchase price of $21.79 ($18.68 net of put premiums received) per share under the purchase program. The amount and timing of future purchases will depend on market conditions and other factors and will be funded from existing cash.

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

President and Chief Operating Officer Appointed

        Jeffrey A. Graves was appointed President and Chief Operating Officer on October 24, 2002. Dr. Graves joined KEMET in July 2001 as Vice President of Technology. Prior to joining KEMET, Dr. Graves held a number of key leadership positions with General Electric's Corporate Research and Development Center, and with their Power Systems Division. While at GE, Dr. Graves led global teams spanning the US, Eastern Europe, India and Japan, to deliver advanced power generation products and services to customers world-wide. Dr. Graves holds a PhD in Metallurgical Engineering and was also among the first Master Black Belt's certified in GE's Six Sigma program.

Business Outlook

        From a peak of approximately 16,000 employees in the summer of 2000, the number of employees had been reduced to approximately 6,200 at September 30, 2002. This was in response to what the Company believes was another correction phase of a long-term growth trend in the electronics industry and was achieved through a variety of programs, such as attrition, special leaves of absence, early retirement programs, and reductions in force. KEMET will continue cost saving initiatives to ensure it maintains a strong financial position and to further enhance its earnings capability.

        The Company believes that pockets of excess inventory exist, especially at Electronics Manufacturing Services (EMS) customers, but the inventory correction is virtually complete. KEMET's preferred capacitor supplier relationships with the world's most successful electronics companies remain strong, and during the growth phase of the current cycle the Company anticipates three drivers of growth that leverage our customer relationships.

  •
  First, capacitor shipments will increase as our customers' business recovers. While confident in the recovery, we continue to have poor visibility into the timing of the electronics industry's recovery, though we note a consensus among analysts that end markets should recover by early 2003.

  •
  Second, our customer-service-oriented strategy has KEMET particularly well positioned with EMS providers, and we believe that we will be net beneficiaries as global electronic manufacturing continues to shift to our large EMS customers.

  •
  Finally, we have the world's most complete line of surface-mount capacitor technologies, including innovative high-frequency tantalum, high-capacitance ceramic, and newly introduced solid aluminum capacitors. These technologies will allow us to continue to earn a greater share of our customers' capacitor dollars. Since the first of the year, we have launched the world's leading-edge tantalum capacitors, and recent high-capacitance ceramic capacitor introductions are approaching the leading edge of technology.

        KEMET's current estimate, given the high level of economic uncertainty, is that net sales for the December 2002 quarter will be essentially flat compared to September 2002 quarter net sales. The gross margin percentage for the December 2002 quarter is expected to be in the range of 12% to 14%.

        Average selling prices for the September 2002 quarter decreased approximately 4% from average selling prices for the June 2002 quarter, and a similar average selling price decline is anticipated for the December 2002 quarter. As industry unit volumes increase as end demand improves, the decline in average selling prices should moderate to more normal annual declines of 6% to 8% per year.

        Year to date, inventories decreased $42.4 million to $217.0 million from $259.4 million at March 31, 2002. During the December 2002 quarter, KEMET anticipates a reduction in inventory through production and shipments of approximately $23 million, but a net increase of approximately $54 million due to shipments received from raw material vendors.

        Capital expenditures for fiscal 2003 are anticipated to be approximately $30 million, compared to $78 million in fiscal 2002.

Impact of Recently Issued Accounting Standards

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement No. 146). Statement No. 146 addresses financial accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (Issue No. 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, Elements of Financial Statements, is incurred and that fair value is the objective for initial measurement of the liability. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and will be adopted by the Company effective January 1, 2003. The Company is currently assessing the impact of the adoption of Statement No. 146.

Item 3. Market Risk

        Market risk disclosure included in the Company's fiscal year ending March 31, 2002, Form 10-K, Part II, Item 7 A, is still applicable and updated through September 30, 2002 (see Note 3 of the Financial Statements).

Item 4. Certifications

(a)
Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)
Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

        On September 26, 2002, Massachusetts Superior Court made certain rulings regarding the Company's contract dispute with Cabot Corporation. The Company is evaluating the rulings and its legal options regarding these rulings.

        The Company's existing commitments under the Cabot contract are to purchase $77.0 million and $65.0 million in raw materials in 2002 and 2003, respectively. The contractual agreement requires the Company to purchase amounts of tantalum ore, powder, and wire at fixed prices. To the extent these inventories are purchased above market prices and management does not expect to recover their costs, the Company would be required to record a charge against its earnings reflecting the above-market portion of the cost.

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

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

    None.

(b)
On August 12, 2002, the Company filed a report on form 8-K that stated that each of the Principal Executive Officer, David E. Maguire, and Principal Financial Officer, D. Ray Cash, of KEMET Corporation submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460 issued on June 27, 2002.

Signature

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2002
KEMET Corporation
/s/ D. R. Cash
D. R. Cash Senior Vice President and Chief Financial Officer

Certifications

I, David E. Maguire, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of KEMET Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ DAVID E. MAGUIRE David E. Maguire Chairman and Chief Executive Officer

I, D. R. Cash, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of KEMET Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

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