Form 10-Q
period 2002-12-31
KEMET CORP
filed 2003-02-03
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended December 31, 2002.
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

YES  ☒            NO  ☐

        Common Stock Outstanding at: January 31, 2003

Title of Each Class	Number of Shares Outstanding

Common Stock, $.01 Par Value	86,211,857

Part I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$282,865	$234,622
Accounts receivable	41,286	22,101
Inventories:
Raw materials and supplies	102,194	118,527
Work in process	48,197	68,318
Finished goods	59,499	72,547

Total inventories	209,890	259,392
Prepaid expenses and other current assets	4,110	10,791
Deferred income taxes	28,595	40,255

Total current assets	566,746	567,161
Property and equipment, net	497,851	539,785
Intangible assets, net	41,799	41,856
Other assets	23,861	22,912

Total assets	$1,130,257	$1,171,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$52,192	$73,057
Accrued expenses	34,943	32,252
Income taxes payable	758	7,076

Total current liabilities	87,893	112,385
Long-term debt	100,000	100,000
Other non-current obligations	74,016	48,926
Deferred income taxes	58,811	55,358

Total liabilities	320,720	316,669
Stockholders' equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,849,419 and 87,783,060 shares at December 31, 2002, and March 31, 2002, respectively	878	878
Additional paid-in capital	318,514	321,734
Retained earnings	523,452	562,903
Accumulated other comprehensive income (loss)	(3,047)	3,808
Treasury stock, at cost (1,641,665 and 1,859,695 shares at December 31, 2002, and March 31, 2002, respectively)	(30,260)	(34,278)

Total stockholders' equity	809,537	855,045

Commitments and contingencies
Total liabilities and stockholders' equity	$1,130,257	$1,171,714

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Net sales	$103,727	$117,296	$340,827	$390,653
Operating costs and expenses:
Cost of goods sold	134,789	119,474	332,451	328,304
Selling, general and administrative expenses	13,834	13,887	40,984	41,459
Research and development	5,615	5,477	19,330	19,831
Restructuring and impairment charges	—	15,296	16,964	15,296

Total operating costs and expenses	154,238	154,134	409,729	404,890

Operating income (loss)	(50,511)	(36,838)	(68,902)	(14,237)
Other (income) and expense:
Interest income	(1,100)	(1,769)	(3,051)	(8,391)
Interest expense	1,133	1,358	3,233	5,376
Other expense (income)	(2,476)	734	(9,310)	4,000

Total other expense (income)	(2,443)	323	(9,128)	985
Earnings (loss) before income taxes	(48,068)	(37,161)	(59,774)	(15,222)
Income tax expense (benefit)	(16,343)	(10,242)	(20,323)	(2,344)

Net earnings (loss)	$(31,725)	$(26,919)	$(39,451)	$(12,878)

Net earnings (loss) per share:
Basic	($0.37)	($0.31)	($0.46)	($0.15)
Diluted	($0.37)	($0.31)	($0.46)	($0.15)
Weighted-average shares outstanding:
Basic	86,099,656	85,916,721	86,113,737	85,792,509
Diluted	86,099,656	85,916,721	86,113,737	85,792,509

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine months ended December 31,
	2002	2001
Sources (uses) of cash:
Operating activities:
Net earnings (loss)	$(39,451)	$(12,878)
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, amortization and impairment charges	58,742	70,280
Gain on sales of interest rate swaps	(6,925)	—
Change in operating assets	35,539	42,832
Change in liabilities	9,121	(143,570)
Tax benefit on stock options exercised	728	1,048

Net cash provided (used) by operating activities	57,754	(42,288)
Investing activities:
Purchases of short-term investments	(14,959)	(57,818)
Proceeds from maturity of short-term investments	14,959	23,245
Additions to property and equipment	(17,309)	(73,400)
Proceeds from sale of interest rate swaps	6,925	—
Investment in affiliates	(113)	(7,207)
Other	916	179

Net cash used by investing activities	(9,581)	(115,001)
Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	903	1,089
Proceeds from exercise of stock options	2,668	1,515
Proceeds from put options	225	600
Put option settlement	(3,726)	—
Purchases of treasury stock	—	(10,800)

Net cash provided (used) by financing activities	70	(7,596)

Net increase (decrease) in cash	48,243	(164,885)
Cash and cash equivalents at beginning of period	234,622	360,758

Cash and cash equivalents at end of period	$282,865	$195,873

See accompanying notes to consolidated financial statements.

Note 1. Basis of Financial Statement Preparation

        The consolidated financial statements contained herein, other than the March 31, 2002, balance sheet, are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries ("KEMET" or the "Company"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal year ending March 31, 2002, Form 10-K. Net sales and operating results for the three- and nine-month periods ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

        When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventory and expensing them through cost of goods sold over time, as required by current generally accepted accounting principles. Beginning with the June 2002 quarter, KEMET included depreciation and amortization as a component of its cost of inventory. The impact of this change on the three-month and nine-month periods ended December 31, 2002, amounted to additional after-tax income of approximately $85,000 and $469,000 or $0.001 and $0.005 per share, respectively. KEMET has also reviewed the financial statements contained in its previously filed 2002 Annual Report on Form 10-K and confirmed that this change would not have resulted in any material changes to those financial statements. In addition, the presentation of the Statement of Operations has been reclassified to include depreciation and amortization expenses of $15.0 million and $16.4 million in cost of goods sold; depreciation of $2.1 million and $2.0 million in selling, general, and administrative expenses; and depreciation of $0.4 million and $0.3 million in research and development expenses in the quarters ended December 31, 2002 and 2001, respectively, and depreciation and amortization expenses of $45.9 million and $48.3 million in cost of goods sold; depreciation of $6.1 million and $5.8 million in selling, general, and administrative expenses; and depreciation of $1.2 million and $0.8 million in research and development expenses in the nine-month periods ended December 31, 2002 and 2001, respectively.

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

Note 2. Reconciliation of basic earnings (loss) per common share

        In accordance with FASB Statement No. 128, the Company had net losses for each period presented, therefore there are no reconciling items between basic earnings (loss) per share and diluted earnings (loss) per share as presented below.

Computation of Basic and Diluted Earnings (Loss) Per Share
(Dollars in thousands except per share data)

	For the three months ended December 31,
	2002			2001
	Loss (numerator)	Shares (denominator)	Per- Share Amount	Loss (numerator)	Shares (denominator)	Per- Share Amount
Basic EPS	$(31,725)	86,099,656	$(0.37)	$(26,919)	85,916,721	$(0.31)
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—

Diluted EPS	$(31,725)	86,099,656	$(0.37)	$(26,919)	85,916,721	$(0.31)

	For the nine months ended December 31,
	2002			2001
	Loss (numerator)	Shares (denominator)	Per- Share Amount	Loss (numerator)	Shares (denominator)	Per- Share Amount
Basic EPS	$(39,451)	86,113,737	$(0.46)	$(12,878)	85,792,509	$(0.15)
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—

Diluted EPS	$(39,451)	86,113,737	$(0.46)	$(12,878)	85,792,509	$(0.15)

        The quarter and nine months ended December 31, 2002, excluded potentially dilutive securities of approximately 243,000 and 344,000, respectively, in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. The quarter and nine months ended December 31, 2001, excluded potentially dilutive securities of approximately 895,000 and 963,000, respectively, in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

        The carrying amounts, accumulated amortization, and amortization expense for each of the periods presented are noted below by intangible asset class (in thousands):

	December 31, 2002		March 31, 2002
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Goodwill	$41,630	$13,278	$41,630	$13,278
Negative goodwill	—	—	(921)	(260)
Trademarks	10,000	2,819	10,000	2,819
Patents and technology	12,000	6,211	12,000	5,611
Other	1,142	665	1,143	548

	$64,772	$22,973	$63,852	$21,996

	Amortization Expense
	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Goodwill	$—	$247	$—	$740
Negative goodwill	—	(6)	—	(18)
Trademarks	—	63	—	189
Patents and technology	200	200	600	600
Other	39	39	118	118

	$239	$543	$718	$1,629

        The reconciliation of net loss and loss per share, adjusted to exclude goodwill, trademark, and negative goodwill amortization expense, net of tax, for the three- and nine-month periods ended December 31, 2002 and 2001, is as follows (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Net income(loss):
Reported net income (loss)	$(31,725)	$(26,919)	$(39,451)	$(12,878)
Goodwill amortization, net of tax	—	158	—	473
Negative goodwill amortization, net of tax	—	(4)	—	(12)
Trademark amortization, net of tax	—	40	—	121

Adjusted net income (loss)	$(31,725)	$(26,725)	$(39,451)	$(12,296)

Basic earnings (loss) per common share:
Reported basic earnings (loss) per common share	$(0.37)	$(0.31)	$(0.46)	$(0.15)
Goodwill amortization, net of tax	—	—	—	0.01
Negative goodwill amortization, net of tax	—	—	—	—
Trademark amortization, net of tax	—	—	—	—

Adjusted basic earnings (loss) per common share	$(0.37)	$(0.31)	$(0.46)	$(0.14)

Diluted earnings (loss) per common share:
Reported diluted earnings (loss) per common share	$(0.37)	$(0.31)	$(0.46)	$(0.15)
Goodwill amortization, net of tax	—	0.00	—	0.01
Negative goodwill amortization, net of tax	—	0.00	—	0.00
Trademark amortization, net of tax	—	0.00	—	0.00

Adjusted diluted earnings (loss) per common share	$(0.37)	$(0.31)	$(0.46)	$(0.14)

Note 4. Derivatives and Hedging

        The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

        Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At December 31, 2002, the Company had outstanding forward exchange contracts that mature within approximately fifteen months to purchase Mexican pesos with notional amounts of $78.1 million. The fair values of these contracts at December 31, 2002, totaled $2.8 million, which is recorded as a derivative liability on the Company's balance sheet as other current liabilities. During the next 12 months, approximately $2.8 million of the loss on these contracts is expected to be charged to cost of goods sold. The impact of the changes in fair values of these contracts resulted in other comprehensive gain of $45 thousand and $3.9 million for the three months ended December 31, 2002 and 2001, respectively, and other comprehensive gain (loss) of ($6.6) million and $3.5 million for the nine-month periods ended December 31, 2002 and 2001, respectively.

Interest Rates Swaps

        In November 2002, the Company entered into two interest rate swap contracts (the "Swaps") which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt adjusted semi-annually based on six-month LIBOR plus 3.84%. At December 31, 2002, the fair value of the Swaps, based upon market estimates provided by the counterparties, was approximately $0.9 million and was recorded as a derivative asset on the Company's balance sheet as other assets. These derivative instruments reduced interest expense by approximately $0.2 million for the three- and nine-month periods ended December 31, 2002, respectively, and the mark to market resulted in other income of $0.7 million for the quarter and nine-month periods ended December 31, 2002, respectively.

        In October 2002, the Company terminated two interest rate swap contracts it initiated in April 2002. The contracts effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt. These derivative instruments reduced interest expense by approximately $1.3 million for the nine-month period ended December 31, 2002, and resulted in other income of $5.6 million for the nine-month period ended December 31, 2002.

        All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Note 5. Put Options

        The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million of its common shares. The settlement of and premiums generated by put options have been accounted for as additional paid-in capital. The fair value of the put options at December 31, 2002, was not material. The Company had the maximum potential obligation to purchase 300,000 shares of its common stock at a weighted average purchase price of $9.37 ($8.62 net of put premiums received) for an aggregate of approximately $2.8 million at December 31, 2002. The put options are exercisable only at maturity and expire in February 2003. The Company has the right to settle the put options through physical settlement or net share settlement using shares of the Company's common stock.

Note 6. Long-term Supply Agreement

        On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation ("Cabot"). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through 2006. The Company received approximately $32.5 million of material in the quarter ended December 31, 2002. The additional commitment totals $88.8 million or $22.2 million ratably within each calendar year through 2006. If the Company's demand for tantalum exceeds the amount supplied under the contract, Cabot has the option to sell additional product to the Company at prices approximating market throughout the term. In connection with this extension, the Company and Cabot settled all claims in the litigation regarding the original supply agreement.

        The Company records inventory at the lower of cost or market and estimated losses associated with inventory received under the extended supply agreement to be approximately $15.7 million. In addition, the Company's estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $25.1 million. Accordingly, a $40.8 million charge was recorded to cost of goods sold in the quarter ended December 31, 2002.

Note 7. Special Charges

        Certain special charges were incurred during the quarters ended December 31, 2001; September 30, 2002; and December 31, 2002.

        Pre-tax special charges totaled $59.6 million in fiscal 2003 and were included in the statement of operations under two captions: $42.6 million in cost of goods sold and $17.0 million in restructuring and impairment charges. Charges in the quarter ended December 31, 2002, which were recorded to cost of sales, amounted to $42.6 million and include $40.8 million related to tantalum inventory and commitment charges (Note 6) and excess palladium sold at a loss of $1.8 million.

        Restructuring and impairment charges incurred during the quarter ended September 30, 2002, associated with a July 8, 2002, announcement to close one manufacturing facility in Greenwood, South Carolina, and to close one of four manufacturing facilities in Matamoros, Mexico, totaled $17.0 million and were recorded as restructuring and impairment charges. These actions were part of KEMET's cost saving initiatives over the past year in response to the prolonged downturn in the electronics industry. The Company reassessed its cost structure resulting in (1) charges of $9.1 million associated with personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively, and (2) other asset and impairment charges of $7.9 million.

        Pre-tax charges totaled $38.5 million in fiscal 2002 and were included in the statement of operations under two captions: $23.2 million in cost of goods sold and $15.3 million in restructuring and impairment charges. Demand for the Company's products decreased substantially during the first nine months of fiscal 2002, requiring a reevaluation of the Company's cost structure resulting in (1) charges of $9.9 million associated with personnel reductions of approximately 600 and 1,000 employees in the U.S. and Mexico, respectively, (2) charges of $13.3 million in connection with excess and obsolete inventories, including precious metals, and (3) asset impairment charges of $15.3 million including $11.6 million of machinery and equipment and a $3.7 million loss associated with the termination of the Company's Australian joint venture, all of which were recorded in the quarter ended December 31, 2001.

        At December 31, 2002, approximately $0.8 million of restructuring charges were included in accrued expenses. This amount is expected to be paid within one year.

Note 8. Legal

        The company is involved at an environmental cleanup site in Greenville County, South Carolina, known as the Beaco Road site. The Company has negotiated the essential terms of, and expects to enter into, a settlement ending the Company's active involvement at the site. Under the settlement, the Company expects to contribute a substantial portion, which was recorded and accrued in an earlier period, to a payment totaling approximately $800,000. In addition to the company, two other companies have also agreed to contribute to the settlement. The agreement is expected to have standard exclusions.

Note 9. Subsequent Event

        On January 6, 2003, the Company announced a cost saving initiative in response to the prolonged downturn in the electronics industry. Workforce reductions, primarily from U.S. facilities, will total approximately 280, with approximately 170 being from voluntary early retirements and the remainder being from a reduction-in-force. In addition to normal retirement benefits, the early retirement program includes a special retirement bonus based on length of service to encourage participation. Severance benefits based on years of service will be provided to other employees affected by the reduction-in-force. Charges related to the initiative are estimated to be approximately $11.0 million and will be recognized in the quarter ending March 31, 2003.

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

ACCOUNTING POLICIES AND ESTIMATES

        The following discussion and analysis of financial condition and results of operations are based on the Company's unaudited Consolidated Financial Statements included herein. The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements in KEMET's annual report on Form 10-K for the year ended March 31, 2002. The Company's critical accounting policies are described under the caption "Critical Accounting Policies and Estimates" in Item 7 of KEMET's annual report on Form 10-K for the year ended March 31, 2002.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments. Estimates and assumptions are based on historical data and other assumptions that Management believes are reasonable in the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

        The Company's judgments are based on management's assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in KEMET's unaudited Consolidated Financial Statements. It is important that readers of these unaudited financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

        Effective April 1, 2002, amortization expense related to goodwill and intangible assets with indefinite lives is no longer required per Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The impact of Statement No. 142 for the three- and nine-month periods ended December 31, 2002, decreased net loss after taxes by approximately $200,000 and $1,035,000, or $0.002 and $0.012 per share, respectively, with approximately $435,000 attributed to the write-off of negative goodwill and approximately $600,000 attributed to the cessation of goodwill and trademark amortization. The effect in future quarters is expected to average approximately $200,000 attributed to the cessation of goodwill and trademark amortization in the nine-month period. Under Statement No. 142, the three- and nine-month periods ended December 31, 2001, have not been restated; however, the after-tax impact would have been an decrease to net loss by approximately $200,000 and $600,000, or $0.002 and $0.007 per share, respectively.

        When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventory and expensing them through cost of goods sold over time, as required by current generally accepted accounting principles. Beginning with the June 2002 quarter, KEMET is including depreciation and amortization as a component of its cost of inventory. The impact of this change on the three-month and nine-month periods ended December 31, 2002, amounted to additional after-tax income of approximately $85,000 and $469,000, or $0.001 and $0.005 per share, respectively. KEMET has also reviewed the financial statements contained in its previously filed 2002 Annual Report on Form 10-K and confirmed that this change would not have resulted in any material changes to those financial statements. In addition, the presentation of the Statement of Operations has been reclassified to include depreciation and amortization expenses of $15.0 million and $16.4 million in cost of goods sold; depreciation of $2.1 million and $2.0 million in selling, general, and administrative expenses; and depreciation of $0.4 million and $0.3 million in research and development expenses in the quarters ended December 31, 2002 and 2001, respectively, and depreciation and amortization expenses of $45.9 million and $48.3 million in cost of goods sold; depreciation of $6.1 million and $5.8 million in selling, general, and administrative expenses; and depreciation of $1.2 million and $0.8 million in research and development expenses in the nine-month periods ended December 31, 2002 and 2001, respectively.

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

RESULTS OF OPERATIONS

Comparison of the Three- and Nine-Month Periods Ended December 31, 2002, with the Three- and Nine-Month Periods Ended December 31, 2001:

        Net Sales for the quarter and nine-months ended December 31, 2002, decreased 12% and 13%, respectively, to $103.7 million and $340.8 million as compared to the same periods last year. The decrease in net sales was attributable to lower prices for both tantalum and ceramic capacitors as unit volumes in the three-and nine-month periods ended December 31, 2002, exceeded the volumes of the prior periods by approximately 20% and 50%, respectively. Erosion in average selling prices, which commenced approximately twenty-one months ago, more than offset the higher unit volumes in the current periods. Sales of surface-mount capacitors were $85.6 million and $278.7 million for the quarter and nine-month period ended December 31, 2002, compared to $94.5 million and $304.9 million for the same periods last year, while sales of leaded capacitors were $18.1 million and $62.1 million, versus $22.8 million and $85.8 million during the same periods last year. Globally, domestic sales decreased during the three- and nine-month periods ended December 31, 2002, by 21% and 17% to $40.8 million and $147.3 million, respectively. Export sales decreased during the three- and nine-month periods ended December 31, 2002, by 4% and 9% to $62.9 million and $193.5 million, respectively.

        Cost of sales for the quarter and nine-months ended December 31, 2002, was $134.8 million and $332.5 million, respectively, as compared to $119.5 million and $328.3 million for the same periods last year. As a percentage of net sales, cost of sales was 130% and 98% for the quarter and nine months ended December 31, 2002, respectively, as compared to 102% and 84% for the prior-year periods. All periods had special charges. The Company incurred $42.6 million of special charges during the quarter ended December 31, 2002, for tantalum inventory and related supply agreement charges ($40.8 million—Note 6) and the sale of excess palladium inventory ($1.8 million). The quarter ended December 31, 2001, had $23.2 million of special charges (Note 7) for personnel reductions ($9.9 million) and scrapped or obsolete inventory ($13.3 million). Excluding special charges in the periods, cost of sales as a percentage of net sales was 89% and 85% for the quarter and nine months ended December 31, 2002, respectively, as compared to 82% and 78% for the prior-year periods. Excluding special charges, decreasing average selling prices resulted in an increase in the cost of sales as a percentage of sales in the current year as compared to the same periods last year.

        Selling, general, and administrative expenses for the quarter and nine-months ended December 31, 2002, were $13.8 million, or 13.3% of sales, and $41.0 million, or 12.0% of sales, respectively, as compared to $13.9 million, or 11.8% of sales, and $41.5 million, or 10.6% of sales, for the prior-year periods. SG&A spending reflects the Company's continuing commitment to invest in the long-term relationships with its customers. Selling, general, and administrative expenses increased as a percent of sales largely as the result of lower sales in the current year.

        Research and development expenses for the quarter and nine-months ended December 31, 2002, were $5.6 million and $19.3 million, respectively, as compared to $5.5 million and $19.8 million for the prior comparable periods. The spending reflects the Company's continuing commitment to invest in the development of new products and technologies.

        Operating loss for the quarter and nine-months ended December 31, 2002, was $50.5 million and $68.9 million, respectively, compared to $36.8 million and $14.2 million for the comparable periods in the prior year. The increase in operating loss in the current year resulted primarily from the aforementioned lower sales levels and the corresponding reduction in manufacturing margins combined with higher special charges in the quarter ended December 31, 2002. The same factors plus restructuring and impairment charges recorded in the quarter ended September 30, 2002, resulted in a greater loss for the nine-months ended December 31, 2002, versus the same period in the prior fiscal year.

        Total other (income) expense for the quarter and nine-months ended December 31, 2002, was ($2.4) million and ($9.1) million, respectively, compared to $0.3 million and $1.0 million for the comparable periods in the prior year. The increase in total other income in the current year was principally the result of interest rate swap contracts marked to market, which accounted for $0.9 million and $7.8 million of total other income in the three- and nine-month periods ended December 31, 2002, respectively.

        Income tax benefit totaled $16.3 million and $20.3 million for the quarter and nine-months ended December 31, 2002, respectively compared to $10.2 million and $2.3 million for the comparable periods ended December 31, 2001. The increase in the benefit in the current year versus the prior year was the result of the larger pre-tax loss in the current periods compared to the prior year periods.

Special Charges

        The Company incurred special charges in the current and prior fiscal periods.

Current Fiscal Periods

        The Company incurred special charges in the quarters ended September 30, 2002, and December 31, 2002. A summary of the special charges incurred in the current fiscal year are as follows (in millions):

				Classification
	Quarter Ended
					Restructuring & Impairment
	Sep 30	Dec 31	Total	COGS*
Inventory and related supply agreement charges	$—	$42.8	$42.8	X
Impaired assets	7.9	—	7.9		X
Personnel reductions	9.1	—	9.1		X

Total	$17.0	$42.8	$59.8

*
Cost of Goods Sold

Special Charges in the Quarter Ended December 31, 2002

        On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation ("Cabot").

  Inventory and Related Supply Agreement—The Company records inventory at the lower of cost or market and estimated losses associated with inventory received under the extended supply agreement to be approximately $15.7 million. In addition, the Company's estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $25.1 million. Accordingly, a $40.8 million charge was recorded to cost of goods sold in the quarter ended December 31, 2002. In addition, the Company sold excess palladium at a loss of $1.8 million.

Special Charges in the Quarter Ended September 30, 2002

        Restructuring and impairment charges represent the closing of one manufacturing facility in Greenwood, South Carolina, and one of four manufacturing facilities in Matamoros, Mexico, which was announced in July 2002. These actions were part of KEMET's cost saving initiatives over the past year to respond to the prolonged downturn in the electronics industry. A summary of the charges expensed in the quarter ended September 30, 2002, follows (in millions):

  Personnel reductions—The Company made manufacturing and support personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively.

  Other asset and impairment charges—Certain long-lived assets, inventory obsoleted or scrapped, and other charges associated with the closing of facilities in Greenwood, South Carolina, and Matamoros, Mexico.

Prior Fiscal Periods

        Following two years of tremendous growth in product shipments during calendar years 1999 and 2000, the electronics industry experienced a severe inventory correction. The Company anticipated that lower production levels would continue well into calendar 2002. The Company acted by streamlining manufacturing facilities, accelerating productivity improvement programs, and reducing manufacturing and support personnel in the Company's U.S. and Mexican facilities. The special charges related to the aforementioned activities in the quarter ended December 31, 2001, were (in millions):

		Classification
	Amount	COGS*	Impairment
Inventory charges	$13.3	x
Impaired long-lived assets	11.6		x
Personnel reductions	9.9	x
Termination of joint venture	3.7		x

Total	$38.5

*
Cost of Goods Sold

  Inventory—Inventory charges consisted of obsolete or scrapped inventory and the loss on sale of excess precious metal inventory, primarily palladium, sold during the quarter and charged to cost of goods sold.

  Impaired long-lived assets—Certain long-lived assets used in production, as well as costs related to the disposal of those assets, were charged to restructuring and impairment charges. These assets were retired as part of the effort to streamline manufacturing facilities and in response to lack of anticipated product demand associated with the productive assets.

  Personnel reductions—The Company made manufacturing and support personnel reductions of approximately 600 and 1,000 employees in the U.S. and Mexico, respectively. A charge of $9.9 million was reflected in cost of goods sold.

  Termination of joint venture—Through its wholly-owned subsidiary, the Company agreed with Australasian Gold Mines NL (AGM) to sell KEMET's interest in Tantalum Australia, a joint venture in Australia. The investment was written down to its net realizable value and $3.7 million was charged to Depreciation, Amortization, and Impairment Charges. In conjunction with this transaction, the agreement for the Company to purchase product from Tantalum Australia was also canceled. The Company continues to hold an equity interest of approximately 10% in AGM.

Liquidity and Capital Resources

        The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, cash and cash equivalents, short-term investments, and borrowings under its uncommitted Loan Agreement.

        The Company generated cash from operating activities of $64.7 million for the nine months ended December 31, 2002, compared to using $42.3 million for the nine months ended December 31, 2001. The current period generated cash primarily from inventory reductions ($49.5 million). Despite a smaller net loss ($12.9 million) in the prior period, operating activities used cash primarily as the result of an increase in inventories ($87.6 million) combined with a reduction in payables ($100.4 million).

        Capital expenditures were $17.3 million for the nine months ended December 31, 2002, compared to $73.4 million in the prior year. Capital expenditures in the prior year principally reflect the completion of projects initiated during fiscal year 2001, when demand was substantially higher, to increase manufacturing capacity. Capital expenditures in the current period primarily reflect spending for the introduction of new products and cost reduction projects, as well as adjusting capacity for current and anticipated product mix demand. The Company estimates its capital expenditures for fiscal year 2003 to be approximately $25 million.

        During the nine months ended December 31, 2002, the Company's indebtedness did not change. As of December 31, 2002, the Company had unused availability under its uncommitted Loan Agreement with a bank for $50.0 million.

        The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through December 31, 2002, the Company made purchases of 2.1 million shares for $38.7 million. Approximately 458,000 shares were subsequently reissued for the exercise of employee stock options. At December 31, 2002, the Company held approximately 1,642,000 treasury shares at a cost of $30.3 million and had outstanding put option obligations for approximately 0.3 million shares at a weighted average purchase price of approximately $9.37 per share ($8.62 net of put premiums received) for an aggregate of $2.8 million under the purchase program. The amount and timing of future purchases will depend on market conditions and other factors and will be funded from existing cash.

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

President and Chief Operating Officer Appointed

        Jeffrey A. Graves was appointed President and Chief Operating Officer on October 24, 2002. Dr. Graves joined KEMET in July 2001 as Vice President of Technology. Prior to joining KEMET, Dr. Graves held a number of key leadership positions with General Electric's Corporate Research and Development Center and with their Power Systems Division. While at GE, Dr. Graves led global teams spanning the U.S., Eastern Europe, India, and Japan to deliver advanced power generation products and services to customers world-wide. Dr. Graves holds a Ph.D. in Metallurgical Engineering and was also among the first Master Black Belts certified in GE's Six Sigma program.

Long-term Supply Agreement

        On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation ("Cabot"). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through 2006. The Company received approximately $32.5 million of material in the quarter ended December 31, 2002. The additional commitment totals $88.8 million or $22.2 million ratably within each calendar year through 2006. If the Company's demand for tantalum exceeds the amount supplied under the contract, Cabot has the option to sell additional product to the Company at prices approximating market throughout the term. In connection with this extension, the Company and Cabot settled all claims in the litigation regarding the original supply agreement.

        The Company records inventory at the lower of cost or market and estimated losses associated with inventory received under the extended supply agreement to be approximately $15.7 million. In addition, the Company's estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $25.1 million. Accordingly, a $40.8 million charge was recorded to cost of goods sold in the quarter ended December 31, 2002.

Manufacturing in China

        The Company announced on January 2, 2003, that it plans to begin manufacturing operations in the People's Republic of China during calendar 2003. Approximately a quarter of KEMET's revenue is generated in Asia, and a long-term trend of many of the Company's European and North American customers is the migration of manufacturing operations to Asia, particularly China. In addition, KEMET is building strong relationships with emerging global leaders in electronics manufacturing based in Asia. The announcement is a continuation of the Company's easy-to-buy-from philosophy, which will help maintain and enhance KEMET'S leadership position in the capacitor industry.

Cost Saving Initiative

        On January 6, 2003, the Company announced a cost saving initiative in response to the prolonged downturn in the electronics industry. Workforce reductions, primarily from U.S. facilities, will total approximately 280, with approximately 170 being from voluntary early retirements and the remainder being from a reduction-in-force. In addition to normal retirement benefits, the early retirement program includes a special retirement bonus based on length of service to encourage participation. Severance benefits based on years of service will be provided to employees affected by the reduction-in-force. Charges related to the initiative are estimated to be approximately $11.0 million and will be recognized in the quarter ending March 31, 2003.

Business Outlook

        From a peak of approximately 16,000 employees in the summer of 2000, the number of employees had been reduced to approximately 6,400 at December 31, 2002. This was in response to what the Company believes was another correction phase of a long-term growth trend in the electronics industry and was achieved through a variety of programs, such as attrition, special leaves of absence, early retirement programs, and reductions-in-force. KEMET will continue cost saving initiatives to ensure it maintains a strong financial position and to further enhance its earnings capability.

        KEMET's preferred capacitor supplier relationships with the world's most successful electronics companies remain strong, and during the growth phase of the current cycle the Company anticipates three drivers of growth that leverage its customer relationships.

  •
  First, the Company's capacitor shipments will increase as its customers' business recovers. KEMET's brand is built on being easy-to-buy-from by providing unexcelled quality, delivery, and service globally. During this challenging time, KEMET continues to focus on the fundamentals of its business to maintain this distinctive position in the market.

  •
  Second, the Company's easy-to-buy-from strategy has KEMET particularly well positioned with Electronics Manufacturing Services (EMS) providers. At the request of customers, particularly EMS providers who have relocated manufacturing to the People's Republic of China, KEMET recently announced plans to begin manufacturing operations in China during calendar 2003 which will help the Company enhance its relationships with Asian-based customers.

  •
  Finally, KEMET has the world's most complete line of surface-mount capacitor technologies, including innovative high-frequency tantalum, high-capacitance ceramic, and solid aluminum capacitors. These technologies will allow the Company to continue to earn a greater share of its customers' capacitor dollars. The mix of products that KEMET sells will improve as corporate information technology and telecommunications equipment markets improve in 2003 and 2004.

        KEMET's current estimate, given the high level of economic uncertainty, is that net sales for the March 2003 quarter will be up approximately 5% compared to December 2002 quarter net sales. The gross margin percentage for the March 2003 quarter is expected to be in the range of 12% to 14%.

        Average selling prices for the December 2002 quarter decreased approximately 6% from average selling prices for the September 2002 quarter, and a similar average selling price decline is anticipated for the March 2003 quarter. As industry unit volumes increase as end demand improves, the decline in average selling prices should moderate to more normal annual declines of 6% to 8% per year.

        Year to date, inventories decreased $49.5 million to $209.9 million from $259.4 million at March 31, 2002. Before tantalum materials received, inventories declined approximately $24 million in the December 2002 quarter, and a similar decline is anticipated in the March 2003 quarter.

        Capital expenditures for fiscal 2003 are anticipated to be approximately $25 million, compared to $78 million in fiscal 2002.

Impact of Recently Issued Accounting Standards

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement No. 146). Statement No. 146 addresses financial accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (Issue No. 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, Elements of Financial Statements, is met. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and was adopted by the Company effective January 1, 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" (Statement No. 148). Statement No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for fiscal years beginning after December 15, 2002, and will be adopted by the Company effective April 1, 2003. The Company is currently assessing the impact of the adoption of Statement No. 148.

Item 3. Market Risk

        Market risk disclosure included in the Company's fiscal year ending March 31, 2002, Form 10-K, Part II, Item 7 A, is still applicable and updated through December 31, 2002 (see Note 3 of the Financial Statements).

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

        On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation ("Cabot"). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through 2006. The Company received approximately $32.5 million of material in the quarter ended December 31, 2002. The additional commitment totals $88.8 million or $22.2 million ratably within each calendar year through 2006. If the Company's demand for tantalum exceeds the amount supplied under the contract, Cabot has the option to sell additional product to the Company at prices approximating market throughout the term. In connection with this extension, the Company and Cabot settled all claims in the litigation regarding the original supply agreement.

        The Company records inventory at the lower of cost or market and estimated losses associated with inventory received under the extended supply agreement to be approximately $15.7 million. In addition, the Company's estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $25.1 million. Accordingly, a $40.8 million charge was recorded to cost of goods sold in the quarter ended December 31, 2002.

        The Company is involved at an environmental cleanup site in Greenville County, South Carolina, known as the Beaco Road site. The Company has negotiated the essential terms of, and expects to enter into, a settlement ending the Company's active involvement at the site. Under the settlement, the Company expects to contribute a substantial portion, which was recorded and accrued in an earlier period, to a payment totaling approximately $800,000. Two other companies also will contribute to the amount. The agreement is expected to have standard exclusions.

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

(c)
On November 1, 2002, the Company filed a report on form 8-K that stated that Jeffrey A. Graves was appointed President and Chief Operating Officer on October 24, 2002.

Signature

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2003	KEMET Corporation
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

Date: February 3, 2003

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

Date: February 3, 2003

/s/ D.R. Cash D. R. Cash Senior Vice President and Chief Financial Officer

QuickLinks

Part I—FINANCIAL INFORMATION
  ITEM 1—Financial Statements
KEMET CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Dollars in thousands except per share data)
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Dollars in thousands except per share data)
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollars in thousands)
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Market Risk
  Item 4. Certifications
Part II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Change in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
Signature
Certifications