Form 10-K
period 2003-03-31
KEMET CORP
filed 2003-06-09
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Common Stock, $.01 Par Value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☒    Yes    ☐    No

        Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of May 31, 2003, computed by reference to the closing sale price of the registrant's Common Stock was approximately $807,943,400.

        Number of shares of each class of Common Stock outstanding as of May 31, 2003:    Common Stock, $.01 Par Value 86,346,993

DOCUMENTS INCORPORATED BY REFERENCE

        1.     Portions of the definitive Proxy Statement relating to the annual meeting of Stockholders to be held on July 23, 2003: Part III

PART I

ITEM 1. BUSINESS

General

        KEMET Corporation and subsidiaries ("KEMET" or the "Company") is the world's largest manufacturer of tantalum capacitors and one of the largest manufacturers of multilayer ceramic capacitors ("MLCC") and solid aluminum capacitors, based on net sales for the calendar year ending December 31, 2002. In fiscal year 2003, KEMET generated net sales of $447.3 million, down 12% from $508.6 million in fiscal year 2002. In fiscal year 2003, total net sales were broken down geographically as follows: North American sales were approximately 54%, Asian sales were approximately 25%, European sales were approximately 19%, and the rest of the world sales were approximately 2%. During fiscal year 2003, the Company shipped approximately 17.6 billion capacitors.

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

        Since its divestiture from Union Carbide ("UCC") in December 1990, KEMET's business strategy is to be the preferred capacitor supplier to the world's most successful electronics original equipment manufacturers ("OEM"), Electronics Manufacturing Services providers ("EMS"), and electronics distributors. The Company's customers include Alcatel, Arrow Electronics, Avnet, Celestica, Compaq, Dell, Delphi, Flextronics, Hewlett-Packard, IBM, Intel, Jabil, Jaco, Lucent Technologies, Motorola, Nokia, Pioneer, Qualcomm, Sanmina/SCI, Siemens, Solectron, TTI, and Visteon. KEMET reaches these customers through a direct, salaried sales force that call on customer locations around the world.

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

        The current Company was formed in 1990 by certain members of the Company's management at the time, Citicorp Venture Capital, Ltd. ("CVC"), and other investors that acquired the outstanding common stock of KEMET Electronics Corporation from UCC.

Public Offerings, Recapitalization, and Stock Purchases

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

        The Board of Directors has authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2003, the Company had made purchases of 2.1 million shares for $38.7 million. Approximately 469,000 shares were subsequently reissued for the exercise of employee stock options. At March 31, 2003, the Company had the maximum potential obligation to purchase approximately 300,000 shares of its common stock at a weighted average purchase price of $9.50 ($8.75 net of put premiums received) for an aggregate of $2.8 million under the program. The put options are exercisable only at maturity and expire in July of 2003. The amount and timing of future purchases will depend on market conditions and other factors and will be funded from existing cash.

Stock Splits

        In September 1995, the Company's Board of Directors declared a two-for-one stock split whereby one additional common share, par value $.01, was issued for each common share outstanding to shareholders of record on September 13, 1995.

        In May 2000, the Board of Directors declared a two-for-one stock split. The record date for the split was May 24, 2000, with distribution of the additional shares on June 1, 2000.

Refinancing of Outstanding Senior Debt

        In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998. These Senior Notes have a final maturity date of May 4, 2010, with required principal payments beginning on May 4, 2006. In April 2002, the Company entered into an Offering Basis Loan Agreement (the "Agreement") with a bank. The Agreement is an uncommitted credit facility which allows borrowings by the Company in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing.

The Capacitor Industry

        The Company estimates that worldwide capacitor consumption was approximately $8.0 billion in the calendar year ending December 31, 2002, with tantalum and multilayer ceramic capacitors comprising approximately 65% of the market.

        Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the general demand for electronic products, which, though cyclical, has been growing over the past several decades. Growth in the electronics market and the corresponding growth in the capacitor market was fueled by:

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

Capacitors

        Capacitors are electronic components consisting of conducting materials separated by a dielectric, or insulating material, which allow a capacitor to interrupt the flow of electrical current. Capacitors can be either surface-mount or leaded. Surface mounting is an assembly technique used by customers in production of high volumes of circuit boards for electronic products.

        KEMET manufactures a full line of capacitors, including solid tantalum, multilayer ceramic, and solid aluminum. Most customers buy both tantalum and ceramic capacitors from the Company. KEMET manufactures these types of capacitors in many different sizes and configurations. The Company produces surface-mount capacitors, which are attached directly to the circuit board without lead wires, and leaded capacitors, which are attached to a circuit board using lead wires.

        The choice of capacitor dielectric is driven by the engineering specifications and application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, size, and cost. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Generally, ceramic capacitors are more cost-effective at lower capacitance values, tantalum capacitors are more cost-effective at higher capacitance values, and solid aluminum capacitors are expected to be more cost-effective at higher capacitance values.

        Management believes that sales of surface-mount capacitors, including multi-layer ceramic, solid tantalum, and solid aluminum capacitors will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets because technological breakthroughs in electronics are regularly expanding the number and type of applications for these products.

Our Strategy

        KEMET has used its position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of its customers. Key elements of the Company's strategy include the following business objectives:

        Maintaining Long-Term Customer Relationships.    KEMET continually seeks to maintain the number of business relationships it has with leading electronics companies and to increase the percentage of each key customer's requirements which the Company supplies under these relationships. Key customers have moved toward long-term buying relationships with a limited number of capacitor manufacturers as a method to increase long-term quality and reduce the overall cost of acquiring component products. Key customers are demanding increased levels of service to provide ease of ordering, just-in-time delivery to multiple facilities, flexible scheduling, computerized paperless purchasing, specialized packaging, and a full breadth of product offerings. KEMET believes that it has responded to each of these customer needs and positioned the Company to capture a larger portion of OEM and EMS capacitor supply requirements. In addition, KEMET will continue to develop and expand preferred supplier relationships with its customers to ensure its ability to meet their rapidly changing demands. Preferred supplier and other similar long-term relationships accounted for more than 80% of KEMET's net sales for fiscal year 2003.

        Providing Product Breadth and Service Flexibility.    KEMET manufactures a full line of products with different specifications in order to respond to the needs of its customers. During fiscal year 2003, the Company shipped approximately 17.6 billion capacitors, with types being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking, and packaging.

        KEMET believes that it is a market leader in reliable and timely delivery of capacitor products. As most key customers have moved to just-in-time inventory management, the timeliness and reliability of shipments by their suppliers have become increasingly important. The Company has designed its manufacturing facilities and order entry system to respond quickly to customer needs and has invested over $10 million in an easy-to-buy-from order entry system. KEMET's order entry system provides on-line pricing, scheduled delivery dates, and accurate inventory information and provides a direct link between the Company and its major distributors.

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

        Improving Current Products and Developing New Products.    KEMET's customers increasingly look for greater capacitance in smaller products, higher frequency response for fast microprocessors, and lower resistance to extend battery life in portable electronics. To respond to its customers' needs, the Company has several high capacitance, high frequency response product development initiatives.

        In a capacitor, an insulator, or dielectric, separates two electrodes, one being an anode and the other a cathode. Positive charges in the anode are attracted to negative charges in the cathode, while the insulator keeps the charges separate allowing the capacitor to store electrons. The highest unit volumes of capacitors are ceramics, tantalums or aluminums. Ceramic capacitors have low levels of capacitance, relative to tantalum and aluminum, but are very fast devices. Relative to ceramics and aluminums, tantalums provide the most capacitance per volume. Like tantalums, aluminums have a high level of capacitance while being faster than tantalums, but require more volume to provide the same level of capacitance as tantalums.

        KEMET has created faster tantalum capacitors by using new organic cathode polymers obtained through a technical alliance with NEC Corporation. These high-capacitance, high frequency response, organic tantalum capacitors are called KO-CAPs (KEMET Organic Capacitors). KEMET has also achieved faster tantalum capacitors by designing new architectures, called MATs (Multiple Anode Capacitors). Recently, KEMET introduced the world's fastest tantalum capacitor, a KO-MAT, through combining new organic cathode polymers with new architecture to produce a multiple anode, organic tantalum capacitor.

        Ceramic capacitors are produced by building up layers of ceramic dielectric material between layers of electrodes. To gain higher capacitance in the same volume, there must be a higher number of layers of material, which means each layer must be thinner. Over the past several years, KEMET has made continual improvements which soon will allow the Company to produce layers approaching one micron thicknesses, which is close to the leading edge of technology in the world.

        Finally, through a technical alliance with Showa Denko K.K., KEMET has fast, high-capacitance solid aluminum capacitors which are truly surface mountable. Traditional aluminums are also not truly surface mountable. These capacitors are called AO-CAPS (Aluminum Organic Capacitors.) Shipments of AO-CAPS began late in fiscal 2001.

        High-frequency electronics are evolving very rapidly. There are significant differences between the functional characteristics and the cost of tantalum, ceramic, and solid aluminum capacitors. Electronics designers choose from among these capacitor technologies based on the functional and cost requirements of specific applications. Most of KEMET's competitors focus on one of these capacitor technologies. KEMET has the most complete line of capacitor technologies across the three primary capacitor types. KEMET wants to be positioned to provide the best solution to meet the customer's needs, especially in high-frequency, high-capacitance applications, regardless of the capacitor technology chosen.

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

        KEMET has manufacturing facilities in the Carolinas and Mexico, and recently announced that facilities in China are planned to open in the autumn of 2003. KEMET capacitors have been assembled in Mexico for over 30 years, allowing the Company to reduce direct labor costs by locating plants in areas with relatively low-cost labor. The Company's production facilities are highly integrated into a virtual factory through information technology. The Company has developed an industry-leading global logistics system to deliver parts with near-perfect on-time delivery to any customer location in the world.

Markets and Customers

        KEMET's products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, and aerospace industries. KEMET also sells an increasing number of its products to EMS providers, which also serve OEMs in these industries. The Company is not dependent on any one customer or group of related customers. Two customers each in fiscal 2003 and fiscal 2001 accounted for over 10% of the Company's net sales. No customer accounted for more than 10% of sales in fiscal 2002. The Company's top 50 customers accounted for approximately 98% of the Company's net sales during fiscal year 2003.

        Preferred supplier and similar long-term relationships with key customers accounted for over 80% of the Company's net sales in fiscal years 2003, 2002, and 2001.

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

        KEMET produced a small percentage of its capacitors under military specification standards sold for both military and commercial uses during fiscal year 2003. The Company does not sell any of its capacitors directly to the U.S. government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs which produce products principally for the military and aerospace industries accounted for less than 3% of its net sales during fiscal year 2003. Certain of the Company's other customers may also purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

        KEMET's domestic sales, and most of its international sales, are made through the Company's direct sales and customer service employees. The Company's domestic sales staff is located in six regional offices, ten local offices, and four satellite offices. A substantial majority of the Company's international sales are made through three regional, three local, and eight satellite offices in Europe; seven locations in Asia; two locations in Canada; one location in Mexico; and one location in Brazil. The Company also has independent sales representatives located in Korea, Puerto Rico, and the United States.

        KEMET markets and sells its products in its major markets with a direct sales force, in contrast to its competitors, which generally utilize independent commissioned representatives or a combination of representatives and direct sales employees. The Company believes its direct sales force creates a distinctive competence in the market place and has established strong relationships with its customers. With a global sales organization that is customer-based, KEMET's direct sales personnel from around the world serve on KEMET Key Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility to specific customer locations, guided by an overall account strategy for each key customer.

        Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 43%, 33%, and 39% of the Company's net sales in fiscal years 2003, 2002, and 2001, respectively. In fiscal year 2003, two distributors of passive components each accounted for more than 10% of net sales.

        The Company's distributor policy includes the inventory price protection and "ship-from-stock and debit" program common in the industry. The price protection policy protects the value of the distributors' inventory in the event the Company reduces its published selling price to distributors, and the Company reserves for price protection when it is authorized. The ship-from-stock and debit program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET's list price and the lower authorized price for that specific transaction. The Company has established a financial reserve based on the amount of distributors' inventory of the Company's products. Each sale under this program requires specific authorization.

Sales by Geography

        In fiscal 2003, total net sales were broken down geographically as follows: North American sales were approximately 54%, Asian sales were approximately 25%, European sales were approximately 19%, and the rest of the world sales were approximately 2%. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company's capacitor market shares in European and Asian markets tend to be significantly lower than in the United States because some international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company's export sales are made to foreign operations of U.S. manufacturers. A portion of the Company's European sales are denominated in local currencies and the Euro; therefore, a significant appreciation of the U.S. dollar against such foreign currencies or the Euro would reduce the gross profit realized by the Company on its European sales as measured in U.S. dollars. Substantially all of the Company's European export shipments are made duty-paid, free delivery as required by local market conditions (see note 9 to Consolidated Financial Statements).

Inventory and Backlog

        Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, cancellations have not been significant to date.

        The backlog of outstanding orders for the Company's products was $31.1 million and $35.6 million at March 31, 2003 and 2002, respectively. The current backlog is expected to be filled during the first quarter of fiscal 2004. Most of the orders in the Company's backlog may be canceled by its customers, in whole or in part, although some may be subject to penalty.

Competition

        The market for tantalum, ceramic, and aluminum capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs, and few import barriers. Competitive factors that influence the market for the Company's products include product quality, customer service, technical innovation, pricing, and timely delivery. The Company believes that it competes favorably on the basis of each of these factors.

        The Company's major domestic competitors include AVX Corporation and Vishay Intertechnology, Inc., in the production of tantalum and ceramic capacitors. The Company's major foreign competitors include Kyocera/AVX Corporation, Murata Manufacturing Company Ltd., Samsung Electronics Co. Ltd., TDK Corporation, Yageo, and Taiyo Yuden in the production of ceramic capacitors and NEC Corporation, EPCOS, Kyocera/AVX Corporation and Samsung Electronics Co. Ltd. in the production of tantalum capacitors.

Raw Materials

        The most expensive raw materials used in the manufacture of the Company's products are tantalum powder, palladium, and silver. These materials are considered commodities and are subject to price volatility. Tantalum powder is primarily purchased under long-term contracts, while palladium and silver are primarily purchased on the spot and forward markets, depending on market conditions. For example, if the Company believes that prices are likely to rise, it may purchase a significant amount of its annual requirements for forward delivery.

        Tantalum powder is used in the manufacture of tantalum capacitors. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. During the year ended March 31, 2003, the Company recorded $40.8 million of charges related to a tantalum inventory purchase commitment that exceeded market prices (See Critical Accounting Policies and Long Term Supply Agreement).

        During fiscal 2001, the Company entered into a joint venture agreement with Australasian Gold Mines NL, which subsequently changed its name to Tantalum Australia NL ("TAA"), to establish an independent source of tantalum to meet the increasing demand for tantalum capacitors from key customers. KEMET also committed to acquire material from the joint venture. This transaction closed in April 2001, and included KEMET acquiring a 10 percent equity interest in TAA. Upon successfully achieving the objective of establishing an independent source of tantalum material, KEMET relinquished its interest in the joint venture in exchange for the termination of its obligation to purchase material. KEMET retained its equity interest in TAA.

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

Patents and Trademarks

        At March 31, 2003, the Company held 41 United States and 5 foreign patents and 11 United States and 74 foreign trademarks. The Company has entered into few licensing arrangements for technology or products as it believes that the success of its business is not materially dependent on the existence or duration of any patent, license, or trademark other than the name "KEMET." The Company's engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company's manufacturing facilities and reduce costs.

Research and Development

        Research and Development expenses were $25.3 million for fiscal year 2003 compared to $26.3 million for fiscal year 2002. These amounts include expenditures for product development, such as aluminum capacitors, and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company's products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

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

Employees

        As of May 31, 2003, KEMET had approximately 6,200 employees, of whom approximately 1,550 were located in the United States, approximately 4,600 were located in Mexico, and the remainder were located in the Company's foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 2,900 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company's labor costs in Mexico are denominated in pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company's labor costs in Mexico.

Securities Exchange Act Reports

        The Company maintains an Internet website at the following address: www.kemet.com. KEMET makes available on or through its Internet website certain reports and amendments to those reports that are filed with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This information is available on the Company's website free of charge as soon as reasonably practicable after KEMET electronically files the information with, or furnishes it to, the SEC.

ITEM 2. PROPERTIES

        KEMET is headquartered in Simpsonville, South Carolina, and has a total of 16 manufacturing plants and distribution centers located in the southeastern United States and Mexico. The manufacturing operations are in Simpsonville, Mauldin, and Fountain Inn, South Carolina; Shelby, North Carolina; and Matamoros, Monterrey, and Ciudad Victoria, Mexico. The Company announced on January 2, 2003, that it plans to begin manufacturing operations in the People's Republic of China during calendar 2003 in response to a long-term trend of many of the Company's European and North American customers to migrate their manufacturing operations to Asia, particularly China. The Company's existing manufacturing and assembly facilities have approximately 2.4 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

        The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under the program is afforded certain duty and tax preferences and incentives on products brought back into the United States. The Company has operated in Mexico since 1969 and approximately 70% of its employees are located in Mexico. The Company's Mexican facilities in Matamoros are located within five miles of Brownsville, Texas, with easy access for daily shipments of work-in-process and finished products. The Company also has manufacturing facilities in Monterrey which commenced operations in 1991. The Company constructed and put into production a new manufacturing plant in Monterrey in 1996. During fiscal year 2000, the Company began production in a new manufacturing facility for tantalum capacitors in Ciudad Victoria, Mexico. The Company's manufacturing processes and standards, including compliance with applicable environmental and worker safety laws and regulations, are essentially identical in the United States and Mexico. The Company's Mexican operations, like its United States operations, have won numerous quality, environmental, and safety awards.

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

        The following table provides certain information regarding the Company's principal facilities:

Location	Square Footage	Type of Interest	Description of Use	Date Constructed Acquired or First Occupied by Company
Simpsonville, South Carolina (1)	372,000	Owned	Manufacturing/ Headquarters	1963
Matamoros, Mexico (1)	291,000	Owned	Manufacturing	1985
Monterrey, Mexico (2)	275,000	Owned	Manufacturing	1991
Ciudad Victoria, Mexico	259,000	Owned	Manufacturing	1999
Fountain Inn, South Carolina	249,000	Owned	Manufacturing	1985
Monterrey, Mexico	229,000	Owned	Manufacturing	1996
Greenwood, South Carolina (3)	132,000	Owned	Idle—Listed for Sale	1981
Mauldin, South Carolina	129,000	Owned	Manufacturing	1971
Suzhou, China (4)	127,000	Leased	Manufacturing	2003
Shelby, North Carolina	123,000	Owned	Manufacturing	1981
Mauldin, South Carolina	80,000	Leased	Distribution/ Storage	1976
Matamoros, Mexico (3)	68,000	Owned	Manufacturing	1977
Brownsville, Texas	60,000	Leased	Shipping/ Distribution	1992

(1)
Includes four separate manufacturing facilities.

(2)
Includes two separate manufacturing facilities.

(3)
Manufacturing facilities, including one in Matamoros, Mexico, and the Greenwood, South Carolina, facility were closed as part of cost savings initiatives in fiscal 2003.

(4)
Includes two separate manufacturing facilities, one which is planned to be operational in the latter half of calendar 2003 and one which is planned to be operational in calendar 2004.

ITEM 3. LEGAL PROCEEDINGS

Cabot Corporation

        On April 10, 2002, the Company was sued by Cabot Corporation ("Cabot") in the Superior Court of the Commonwealth of Massachusetts (Suffolk Co. Civil Action No. 02-1585-BLS) with respect to its existing supply agreement with Cabot for tantalum powder, ore, and wire. This lawsuit was settled in December 2002.

Other

        The Company has periodically incurred, and may continue to incur, liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and analogous state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a potentially responsible party ("PRP") at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a "de minimis" party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with Union Carbide in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company's financial condition. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the Company's quarter ended March 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        As of December 9, 1999, the Company's Common Stock began trading on the New York Stock Exchange under the symbol KEM. Prior to that date, the Common Stock was traded on the Nasdaq Stock Market under the symbol KMET. The Company had approximately 32,500 stockholders as of May 31, 2003, of which approximately 400 were stockholders of record. The following table represents the high and low sale prices of the Common Stock for the periods indicated:

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$22.40	$17.30	$22.50	$15.95
Second Quarter	17.75	8.05	20.70	13.90
Third Quarter	11.50	6.13	19.35	15.75
Fourth Quarter	9.53	7.10	19.96	15.75

        The Company has not declared or paid any cash dividends on its Common Stock since the initial public offering in October 1992. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the capital requirements, operating results, and financial condition of the Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" contained in this Form 10-K for fiscal year 2003.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
Dollars in thousands except per share data
	2003	2002	2001	2000	1999
Income Statement Data:
Net sales	$447,332	$508,555	$1,406,147	$822,095	$565,569
Operating income (loss)	(92,002)	(40,365)	566,986	124,315	22,604
Interest income	(3,818)	(9,809)	(16,713)	(2,079)	—
Interest expense	4,599	6,736	7,507	9,135	9,287
Net earnings (loss)	$(55,988)	$(27,289)	$352,346	$70,119	$6,150

Per Share Data:
Net earnings (loss) per share—basic	$(0.65)	$(0.32)	$4.05	$0.87	$0.08
Net earnings (loss) per share—diluted	$(0.65)	$(0.32)	$4.00	$0.85	$0.08
Weighted-average shares outstanding
—basic	86,167,563	85,773,763	86,930,965	80,650,376	78,441,440
—diluted	86,167,563	85,773,763	88,181,118	82,411,634	79,027,860

Balance Sheet Data:
Total assets	$1,101,010	$1,171,714	$1,366,530	$927,256	$663,690
Working capital	463,535	454,776	460,055	260,154	90,371
Long-term debt	100,000	100,000	100,000	100,000	144,000
Stockholders' equity	793,275	855,045	886,176	547,456	313,674

Other Data:
Cash flow from (used) in operating activities	$43,710	$(34,219)	$392,440	$183,052	$20,817
Capital expenditures	22,197	78,546	210,559	82,009	59,047
Research and development	25,268	26,334	27,145	24,910	22,133

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis provides information that the Company believes is useful in understanding KEMET's operating results, cash flows, and financial condition for the three years ended March 31, 2003. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Safe Harbor Statement" and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

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

        INVENTORIES. Inventories are valued at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value. The valuation of inventories requires management to make estimates. For instance, units shipped decreased substantially after fiscal 2001 and reduced the turnover of finished goods inventories. The Company computes an obsolescence reserve by gauging the current demand for a specific product, comparing it with historical trends, and taking into account general economic conditions. The Company also must assess the prices at which it believes the finished goods inventory can be sold compared to its cost. A sharp decrease in unit demand could adversely impact earnings as the reserve estimates may increase. Conversely, a sharp increase in unit demand could favorably impact earnings as the reserve estimates may decrease.

        RAW MATERIAL WRITE-DOWNS. In the year ended March 31, 2003, the Company recorded charges of $40.8 million related to tantalum raw material. The Company wrote down approximately $16.4 million in on-hand inventory of tantalum powder and wire and approximately $24.4 million related to contractual commitments to purchase tantalum powder and wire through calendar year 2006. This was done because the current market prices of tantalum were substantially below the prices at which the Company committed to purchase tantalum in the future under a long-term contract and the prices carried in tantalum raw materials inventory. These actions involved significant judgments on the part of the Company, including determining the amount of charges and write-downs, their timing, and their amount.

        The determination was made after management concluded that the substantial fall-off in the demand for tantalum capacitors was likely to continue for the foreseeable future. Combining this assessment with the worldwide overcapacity in tantalum production, KEMET could not foresee when tantalum prices might recover from their currently depressed levels. This determination was made in the quarter ended December 31, 2002, after it was apparent that customers' inventory levels had dropped without any effect on the demand or pricing for tantalum capacitors and after the settlement of tantalum pricing litigation as described in ITEM 3 LEGAL PROCEEDINGS—Cabot Corporation. Although the Company believes that the charges and the write-downs as well as their timing were appropriate under the circumstances, visibility for future demand and pricing is limited and the judgments made by management necessarily involved subjective assessments.

        The write-down of current tantalum inventory and the charges with respect to future tantalum commitments were calculated based on current market prices for tantalum. There is no established market on which tantalum raw materials are regularly traded and quoted. The Company based its determination of current market price on quotations from two suppliers of these materials. KEMET cannot say that the prices at which we could currently enter into contracts for the purchase of tantalum would be the same as these quoted prices. In quantifying the charges that were taken against future purchase commitments, the Company assumed, for lack of another benchmark, that current market prices would continue through 2006, when KEMET'S purchase commitments end. Had other assumptions on current and future prices for tantalum been made, the amount of the inventory write-downs and the charges against purchase commitments would have been different.

        If tantalum prices were to recover in the future, the Company would not reverse the write-downs taken on raw materials inventory or the charges that were recorded against the purchase commitments, so that the cost of materials will continue to reflect these write-downs and charges regardless of future price increases in tantalum. This could have the effect of increasing the earnings in future periods from what they would have been had KEMET not taken these actions until future raw material prices were known with certainty. If tantalum prices experience further declines, the Company could also be required to take further write-downs and charges.

        GOODWILL. KEMET adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are to be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142.

        The Company's goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of each of the reporting units as defined under SFAS No. 142, with its carrying amount. For purposes of determining potential impairment of goodwill, the Company aggregated its reporting units as its segments are aggregated to a single reporting segment under SFAS No. 131. If the reporting unit's aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company's common stock and the premiums offered to obtain controlling interest for companies in the electronics industry. Downward movement in either stock prices or premiums paid for controlling interest in the electronics industry could have a material effect on the fair value of goodwill in future measurement periods. On an ongoing basis, KEMET expects to perform its impairment tests during the first quarter of each year. In accordance with SFAS No. 142, KEMET completed the transitional goodwill impairment test upon adoption on April 1, 2002, and completed its annual goodwill impairment test in the first quarter of fiscal 2003, neither of which indicated impairment.

        As of March 31, 2003, KEMET had unamortized goodwill in the amount of $28.4 million.

        REVENUE RECOGNITION. Revenue is recognized from sales when a product is shipped. A portion of sales is made to distributor customers which, under certain conditions, allows for returns of overstocked inventory and provides protection against price reductions initiated by the Company. At the time sales to distributors are recorded, allowances are also recognized against net sales for estimated product returns and price protection. Historical distributor returns and price adjustments on both a consolidated level and on an individual distributor level as well as the economic climate are considered in determining the allowances. These procedures require the exercise of significant judgments, but the Company believes they reasonably estimate future credits for returns and price adjustments. Variations in these assumptions could have a significant effect on the amounts reported through the Consolidated Statement of Operations.

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

  •
  return on assets—used to estimate the growth in invested asset values available to satisfy certain obligations;

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

        The Company announced that it would freeze benefits of its non-contributory pension plan effective July 1, 2003.

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

However, there can be no assurance that KEMET will meet its expectations of future income. Management evaluates the deferred tax assets on a periodic basis and assesses the need for additional valuation allowances.

Results of Operations

Overview

        KEMET estimates that the compounded annual growth rate for capacitors was approximately 20% during the 1990s. Underlying the strong demand for capacitors is the cyclical nature of the electronics industry. The Company believes that the industry entered into another correction phase of a long-term growth trend during calendar 2001. The Company considers that the rapidity with which this inventory/capacity correction occurred was unprecedented compared to previous cycles. After achieving record revenues and profits in fiscal 2001, demand for capacitors fell considerably in fiscal 2002 and 2003.

Comparison of Fiscal Year 2003 to Fiscal Year 2002

        Net sales for fiscal year 2003 were $447.3 million, which represented a 12% decrease from fiscal year 2002 net sales of $508.6 million. The decrease in net sales was primarily attributable to a decline in both tantalum and ceramic capacitor average selling prices. Unit volumes increased 36% to approximately 17.6 billion units from approximately 12.9 billion units in fiscal 2002. Sales of surface-mount capacitors for fiscal 2003 were $362.3 million, a decrease of 9% from the prior year. Export and domestic sales decreased 9% and 15% to $251.0 and $196.3 million, respectively.

        Cost of goods sold for the year ended March 31, 2003, was $388.8 million as compared to $412.5 million for the year ended March 31, 2002. As a percentage of net sales, cost of sales was 87% for the year ended March 31, 2003, as compared to 81% for the prior year. Decreased average selling prices more than offset increased volume and accounted for the increase in the percentage of cost of goods sold in fiscal 2003 versus fiscal 2002.

        Selling, general, and administrative expenses for the year ended March 31, 2003, were $54.4 million, or 12% of net sales, as compared to $54.4 million, or 11% of net sales, for the year ended March 31, 2002. Selling, general and administrative expenses increased as a percent of sales largely as a result of lower sales in the current year.

        Research and development expenses were $25.3 million for fiscal year 2003, compared to $26.3 million for fiscal year 2002. These costs reflect the Company's continuing commitment to the development and introduction of new products, such as aluminum capacitors, along with the improvement of product performance and production efficiencies.

        Restructuring and impairment charges for the year ended March 31, 2003, were $75.9 million as compared to $55.7 million for the prior period. The following table reflects the charges in both fiscal periods (in millions):

	Year Ended March 31
	2003	2002	Change
Inventory charges	$44.2	$6.3	$37.9
Impaired long-lived assets	4.6	32.9	(28.3)
Personnel reductions	27.1	12.8	14.3
Joint venture termination	—	3.7	(3.7)

Total	$75.9	$55.7	$20.2

        The charges are explained in detail by quarter for both fiscal 2003 and 2002 later in this section.

        The operating loss for the year ended March 31, 2003, was $97.0 million compared to $40.4 in the prior year. The increase in operating loss from the prior year was principally from a combination of the aforementioned lower sales levels, corresponding reduction in manufacturing margins, and increased restructuring and impairment charges.

        Income tax benefit for fiscal year 2003 increased to $31.9 million as compared to $13.4 million for fiscal year 2002 due to the higher pre-tax loss in the current year versus the pre-tax loss in the prior year.

Fiscal 2003 Restructuring and Impairment Charges

        The Company incurred restructuring and impairment charges in the quarters ended September 30, 2002; December 31, 2002; and March 31, 2003. A summary of the charges incurred in fiscal year 2003 are as follows (in millions):

	Quarter Ended
	Sep 30	Dec 31	Mar 31	Total
Inventory and related supply agreement charges	$—	$42.6	$1.6	$44.2
Impaired assets	4.6	—	—	4.6
Personnel reductions	9.1	—	18.0	27.1

Total	$13.7	$42.6	$19.6	$75.9

Restructuring and Impairment Charges in the Quarter Ended September 30, 2002

        Restructuring and impairment charges represent the closing of one manufacturing facility in Greenwood, South Carolina, and one of four manufacturing facilities in Matamoros, Mexico, which was announced in July 2002. These actions were part of KEMET's cost saving initiatives over the past two fiscal years in response to the prolonged downturn in the electronics industry. A description of the charges expensed in the quarter ended September 30, 2002, follows:

    Impaired assets—The impaired assets consisted of certain long-lived assets associated with the closing of a manufacturing facility in Greenwood, South Carolina.

    Personnel reductions—The Company made manufacturing and support personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively.

Restructuring and Impairment Charges in the Quarter Ended December 31, 2002

        On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation ("Cabot").

    Inventory and Related Supply Agreement—The Company records inventory at the lower of cost or market and estimated losses associated with inventory received under the extended supply agreement were approximately $16.4 million. In addition, the Company's estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $24.4 million. In addition, this caption contains excess palladium sold at a loss of $1.8 million. Accordingly, a $42.6 million charge was recorded.

Restructuring and Impairment Charges in the Quarter Ended March 31, 2003

        On January 6, 2003, the Company announced a cost saving initiative in response to the prolonged downturn in the electronics industry.

    Personnel reductions—Workforce reductions, primarily from U.S. facilities, totaled approximately 280 employees, with approximately 170 being from voluntary early retirements and the remainder being from a reduction-in-force. In addition to normal retirement benefits, the early retirement program included a special retirement bonus based on length of service to encourage participation. Severance benefits based on years of service were provided to other employees affected by the reduction-in-force.

    Inventory and Related Supply Agreement—The Company terminated palladium forward contracts at a loss of $1.6 million.

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

        The decrease in net sales was attributable to a decline in both tantalum and ceramic capacitor unit volume and lower average selling prices. Unit volumes decreased 64% to approximately 12.9 billion units in fiscal 2002 from approximately 36.1 billion units in fiscal 2001. After increasing throughout fiscal 2001, average selling prices decreased each quarter during fiscal 2002. Sales of surface-mount capacitors for fiscal 2002 were $399.6 million, a decrease of 72% from the prior year. Both export and domestic sales decreased 64% to $277.0 million and $231.6 million, respectively.

        Cost of sales for the year ended March 31, 2002, was $412.5 million as compared to $749.7 million for the year ended March 31, 2001. As a percentage of net sales, cost of sales was 81% for the year ended March 31, 2002, as compared to 53% for the prior year. Manufacturing throughput was down in response to the decrease in demand, which resulted in the absorption of fixed costs over fewer units than in the same period in the prior year. Combined with decreasing average selling prices, this resulted in an increase in the cost of sales as a percentage of sales in the current year as compared to the prior year.

        Selling, general, and administrative expenses for the year ended March 31, 2002, were $54.4 million, or 11% of net sales, as compared to $62.3 million, or 4% of net sales, for the year ended March 31, 2001. Selling, general, and administrative expenses decreased compared to the prior year primarily due to the Company's efforts to control overhead expenses in anticipation of declining capacitor demand. Selling, general, and administrative expenses increased as a percent of sales largely as the result of lower sales in the current year.

        Research and development expenses were $26.3 million for fiscal year 2002, compared to $27.1 million for fiscal year 2001. These costs reflect the Company's continuing commitment to the development and introduction of new products, such as aluminum capacitors, along with the improvement of product performance and production efficiencies.

        Restructuring and impairment charges for the year ended March 31, 2002, were $55.7 million as compared to none in the prior period. The primary reason for the increase is $36.6 million of asset impairment charges, approximately $12.8 million of charges related to layoffs in operations both in the U.S. and Mexico, and $6.3 million of losses related to the settlement of precious metals contractual obligations.

        The operating loss for the year ended March 31, 2002, was $40.4 million compared to $567.0 million of operating income in the prior year. The change from operating income in the prior year to operating loss in the current year resulted primarily from a combination of the aforementioned lower sales levels and the corresponding reduction in manufacturing margins, and restructuring and impairment charges.

        The income tax benefit for fiscal year 2002 was $13.4 million as compared to income tax expense of $216.0 million in the prior year. The benefit in the current year versus the expense in the prior year was the result of a current year pre-tax loss compared to a pre-tax profit in the prior year.

Fiscal 2002 Restructuring and Impairment Charges

        The Company incurred restructuring and impairment charges in the quarters ended December 31, 2001, and March 31, 2002. A summary of the charges incurred follows (in millions):

	Quarter Ended
	Dec 31	Mar 31	Total
Inventory charges	$6.3	$—	$6.3
Impaired long-lived assets	11.4	21.5	32.9
Personnel reductions	9.9	2.9	12.8
Joint venture termination	3.7	—	3.7

Total	$31.3	$24.4	$55.7

Restructuring and Impairment Charges in the Quarter Ended December 31, 2001

        Following two years of tremendous growth in product shipments during calendar years 1999 and 2000, the electronics industry experienced a severe inventory correction. The Company anticipated that lower production levels would continue well into calendar 2002. The Company acted by streamlining manufacturing facilities, accelerating productivity improvement programs, and reducing manufacturing and support personnel in the Company's U.S. and Mexican facilities. The charges related to the aforementioned activities in the quarter ended December 31, 2001, were as follows:

    Inventory charges—Inventory charges consisted of the loss on sale of excess precious metal inventory, primarily palladium, sold during the quarter.

    Impaired long-lived assets—This represents certain long-lived assets used in production, as well as costs related to the disposal of those assets. These assets were retired as part of the effort to streamline manufacturing facilities and in response to a lack of anticipated product demand associated with the productive assets.

    Personnel reductions—The Company made manufacturing and support personnel reductions of approximately 600 and 1,000 employees in the U.S. and Mexico, respectively.

    Termination of joint venture—Through its wholly-owned subsidiary, the Company agreed with Australasian Gold Mines NL (AGM) to sell KEMET's interest in Tantalum Australia, a joint venture in Australia. The investment was written down to its net realizable value. In conjunction with this transaction, the agreement for the Company to purchase product from Tantalum Australia was also canceled. The Company continues to hold a 10% equity interest in AGM.

Restructuring and Impairment Charges in the Quarter Ended March 31, 2002

        The Company announced enhancements to its high-frequency products organization. High-frequency electronics include products such as notebook computers and high-end servers using microprocessors operating at frequencies greater than 1 gHz. Two product lines are targeted at these applications: KEMET organic capacitors (KO-CAP) and solid aluminum organic capacitors (AO-CAP).

The restructuring and impairment charges incurred in the quarter ended March 31, 2002, were as follows:

    Impaired long-lived assets—This represents certain long-lived assets used in production, as well as costs related to the disposal of those assets. These assets were the first-generation of high-frequency solid aluminum production equipment.

    Personnel reductions—Consolidation of certain manufacturing and support personnel resulted in a reduction of approximately 350 manufacturing personnel in the U.S. and Mexico in March 2002.

Quarterly Results of Operations

        The following table sets forth certain quarterly information for the years ended March 31, 2003 and 2002. This information is unaudited but, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

	Fiscal year ended March 31, 2003
Dollars in thousands except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$124,045	$113,055	$103,727	$106,505	$447,332
Operating income (loss)(1)	2,456	(20,848)	(50,511)	(28,099)	(97,002)
Net earnings (loss)	$3,422	$(11,149)	$(31,725)	$(16,536)	$(55,988)
Net earnings (loss) per share (basic)	$0.04	$(0.13)	$(0.37)	$(0.19)	$(0.65)
Net earnings (loss) per share (diluted)	$0.04	$(0.13)	$(0.37)	$(0.19)	$(0.65)
Weighted-average shares Outstanding (basic)	86,078,012	86,163,766	86,099,656	86,230,198	86,167,563
Weighted-average shares Outstanding (diluted)	86,956,317	86,163,766	86,099,656	86,230,198	86,167,563
	Fiscal year ended March 31, 2002
Dollars in thousands except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$152,721	$120,636	$117,296	$117,902	$508,555
Operating income (loss)(1)	20,438	2,163	(36,838)	(26,128)	(40,365)
Net earnings (loss)	$13,051	$990	$(26,919)	$(14,411)	$(27,289)
Net earnings (loss) per share (basic)	$0.15	$0.01	$(0.31)	$(0.17)	$(0.32)
Net earnings (loss) per share (diluted)	$0.15	$0.01	$(0.31)	$(0.17)	$(0.32)
Weighted-average shares Outstanding (basic)	85,815,664	85,653,867	85,916,721	85,873,025	85,773,763
Weighted-average shares Outstanding (diluted)	86,737,292	86,399,931	85,916,721	85,873,025	85,773,763

(1)
Operating income (loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, restructuring and impairment charges, product mix, the timing and expense of moving product lines to lower cost locations, and the relative mix of sales between distributors, original equipment manufacturers, and electronics manufacturing services providers.

Liquidity and Capital Resources

        The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, the sale of short-term investments, and borrowings under its Loan Agreement.

        Cash and cash equivalents increased $29.0 million, from $234.6 million at March 31, 2002, to $263.6 million at March 31, 2003. KEMET generated $43.7 million and $0.3 million from operating and financing activities, respectively, and used $15.0 million from investing activities.

Cash from Operating Activities

        Cash flows from operating activities for the year ended March 31, 2003, generated $43.7 million compared to using $34.2 million in the prior year. The increase in cash flow was primarily a result of a $75.3 million reduction in inventory and net income tax refunds of $32.8 million partially offset by the net loss and working capital accounts such as accounts receivable, accounts payable, and accrued expenses.

Cash from Investing Activities

        Cash flows from investing activities for the year ended March 31, 2003, used $15.0 million compared to $85.6 million in the prior year. Capital expenditures accounted for most of the change as they decreased to $22.2 million in the year ended March 31, 2003, compared to $78.5 million for the prior year. Capital expenditures in the prior year principally reflect completion of projects initiated during and prior to fiscal 2001, a period in which demand was substantially higher. The capital expenditures in the current year represent the Company's commitment to improve product quality, expand into new products, and improve manufacturing efficiencies. The Company estimates its capital expenditures for fiscal 2004 to be approximately $30 million.

Cash from Financing Activities

        Cash flows from financing activities for the year ended March 31, 2003, generated $0.3 million compared to $6.3 million used in the prior year. The Company paid $3.7 million for a put option settlement in the fiscal year ended March 31, 2003, which almost entirely offset financing activities that generated cash. In the prior fiscal year, the Company purchased $10.8 million of its common stock, which resulted in a net use of cash by investing activities.

        The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2003, the Company made purchases of 2.1 million shares for $38.7 million. Approximately 469,000 shares were subsequently reissued for the exercise of employee stock options, and at March 31, 2003, the Company had the maximum potential obligation to purchase approximately 300,000 shares of its common stock at a weighted average purchase price of $9.50 ($8.75 net of put premiums received) for an aggregate of $2.8 million under the program. The put options are exercisable only at maturity and expire in July of 2003. The amount and timing of future purchases will depend on market conditions and other factors and will be funded from existing cash.

        The Company is subject to restrictive covenants which, among others, restrict its ability to make loans or advances or to make investments, and require it to meet financial tests related principally to funded debt and net worth. At March 31, 2003, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

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

        In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. These Senior Notes have a final maturity date of May 4, 2010, with required principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Senior Notes were used to repay existing indebtedness and for general corporate purposes. The Company was in compliance with its covenants at March 31, 2003, and at the time of this filing.

        The agreement whereby a subsidiary of the Company sells certain non-U.S. accounts receivable expired in April 2002 and was not replaced. Approximately $40.1 million in proceeds to the Company related to the sale of these non-U.S. accounts receivable at March 31, 2002.

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

President and Chief Executive Officer Appointed

        Dr. Jeffrey A. Graves was named President and Chief Executive Officer in March 2003 and was previously appointed President and Chief Operating Officer in October 2002. Dr. Graves joined KEMET in July 2001 as Vice President of Technology. Prior to joining KEMET, Dr. Graves held a number of key leadership positions with General Electric's ("GE") Corporate Research and Development Center and with their Power Systems Division. While at GE, Dr. Graves led global teams spanning the U.S., Eastern Europe, India, and Japan to deliver advanced power generation products and services to customers worldwide. Dr. Graves holds a Ph.D. in Metallurgical Engineering and was also among the first Master Black Belts certified in GE's Six Sigma program.

Long-term Supply Agreement

        On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation ("Cabot"). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through 2006. The Company received approximately $38.1 million of material in the year ended March 31, 2003. The additional commitment totals $83.3 million, an average of $22.2 million each fiscal year through 2006 and $16.7 million in fiscal 2007. If the Company's demand for tantalum exceeds the amount supplied under the contract, Cabot has the option to sell additional product to the Company at prices approximating market throughout the term. In connection with this extension, the Company and Cabot settled all claims in the litigation regarding the original supply agreement.

        The Company records inventory at the lower of cost or market and estimated losses associated with inventory received under the extended supply agreement were approximately $16.4 million. In addition, the Company's estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $24.4 million. Accordingly, a $40.8 million charge was recorded to cost of goods sold in the quarter ended December 31, 2002.

Manufacturing in China

        The Company announced on January 2, 2003, that it plans to begin manufacturing operations in the People's Republic of China during calendar 2003. Approximately a quarter of KEMET's revenue is generated in Asia, and a long-term trend of many of the Company's European and North American customers is the migration of manufacturing operations to Asia, particularly China. In addition, KEMET is building strong relationships with emerging global leaders in electronics manufacturing companies based in Asia. The announcement is a continuation of the Company's easy-to-buy-from philosophy, which will help maintain and enhance KEMET'S leadership position in the capacitor industry.

Business Outlook

        The Company believes that major cost-saving initiatives that occurred throughout fiscal years 2003 and 2002 positioned KEMET to maintain a strong financial position and further enhance earnings capability.

        From a peak of 16,000 employees in the summer of 2000, the number of employees at May 31, 2003, was reduced to approximately 6,200. This was achieved through a variety of programs, such as attrition, leaves of absence, early retirement programs, and reductions-in-force. The Company also established other cost-reduction or cost-containment programs, resulting in the aforementioned restructuring and impairment charges, in response to the business downturn. The Company believes these actions will result in significant annualized cash savings.

        The strategic plan that the KEMET team developed in early calendar 2003 has three foundations necessary to realize the Company's vision to be the market leader in the global capacitor industry:

  •
  First, KEMET must continue to excel in the execution of its easy-to-buy-from technology, quality, delivery, and service processes to enhance the Company's position as the leader in the capacitor industry.

  •
  Second, KEMET must accelerate the pace of innovations, to broaden the product portfolio and increase the mix of innovative components that meet the needs of customers' leading-edge products.

  •
  Finally, KEMET must intensify its global mindset, holding firm to core KEMET values worldwide, while having local KEMET employees meet local customer preferences, as evidenced by the current expansion in Asia.

        For fiscal 2004, the Company anticipates maintaining its investments in key customer relationships through its direct sales and customer service professionals, as well as through research and development, to maintain its position at the leading edge of technology in the capacitor industry.

        Capital expenditures for fiscal 2004 are anticipated to be approximately $30 million, compared to $22 million in fiscal 2003. The Company plans to continue to transfer production to low-cost manufacturing facilities in Mexico and to manufacturing operations in China that are expected to commence in fall 2003.

Commitments

        As of March 31, 2003, the Company had contractual obligations in the form of non-cancelable operating leases (see note 10 to the Consolidated Financial Statements), long-term contracts for the purchase of tantalum powder and wire (see note 10 to the Consolidated Financial Statements), and debt (see note 3 to the Consolidated Financial Statements) as follows (dollars in thousands):

	Fiscal Years Ended March 31
Description
	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$2,729	$1,707	$914	$731	$552	$—	$6,633
Tantalum	22,200	22,200	22,200	16,650	—	—	83,250
Debt	—	—	—	20,000	20,000	60,000	100,000

Total	$24,929	$23,907	$23,114	$37,381	$20,552	$60,000	$189,883

Adoption of Accounting Standards

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities" (SFAS No. 150). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of SFAS No. 150.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003 with certain exceptions. The Company is currently assessing the impact of the adoption of SFAS No. 149.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002, and has been adopted by the Company effective April 1, 2003 with disclosure requirements effective March 31, 2003.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company will follow FIN 45 guidance for guarantees issued or modified after December 31, 2002. The Company has no material guarantees falling within the scope of this interpretation.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (Issue No. 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, Elements of Financial Statements, is met. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and was adopted by the Company effective January 1, 2003.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 requires entities to test a long-lived asset, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of the asset. An impairment loss would be recognized for an asset that is assessed as being impaired. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective April 1, 2002.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Any unamortized negative goodwill must be written off at the date of adoption. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and has been adopted by the Company effective April 1, 2002. Footnote 2 summarizes the impact of SFAS Nos. 141 and 142 to the financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and has been adopted by the Company effective April 1, 2003. The Company believes the adoption of SFAS No. 143 will not significantly impact its financial results.

Safe Harbor Statement

        From time to time, information provided by the Company, including but not limited to statements in this Report or other statements made by or on behalf of the Company, may contain "forward-

looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company's 2003 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that these forward-looking statements be subject to the safe harbor created by that provision. These forward-looking statements involve risks and uncertainties beyond the Company's control. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future events, plans, or expectations contemplated by the Company will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. Finally, the Company cannot assume responsibility for certain information that is based upon market estimates.

        The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET's actual results and could cause KEMET's actual consolidated results for the first quarter of fiscal year 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

    A moderating growth rate in end-use products which incorporate the Company's products and the effects of a downturn in the general economy or in general business conditions;

    Underutilization of KEMET's plants and factories, or of any plant expansion or new plant, including, but not limited to, those in Mexico and China, resulting in production inefficiencies and higher costs; start-up expenses, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new plants and expansions; capacity constraints that could limit the ability to continue to meet rising demand for surface-mount capacitors;

    Occurrences affecting the slope or speed of decline of the pricing curve for the Company's products, or affecting KEMET's ability to reduce product and other costs, and to increase productivity; the effect of changes in the mix of products sold and the resulting effects on gross margins;

    Difficulties in obtaining raw materials, supplies, power, natural resources, and any other items needed for the production of capacitors; the effects of quality deviations in raw materials, particularly tantalum powder and ceramic dielectric materials; the effects of significant price increases for tantalum, palladium, or silver or an inability to obtain adequate supplies of tantalum from the limited number of suppliers;

    The amount and rate of growth in the Company's selling, general, and administrative expenses and the impact of unusual items resulting from KEMET's ongoing evaluation of its business strategies, asset valuations, and organizational structure;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations and interest rate swaps. The Company also has an uncommitted debt financing alternative in the form of an Offering Basis Loan Agreement for $50 million which is priced on a mutually agreed upon rate by the bank and the Company at the time of such borrowing. The Company had not historically used interest rate swaps, interest rate caps, or other derivative financial instruments for the purpose of hedging fluctuations in interest rates, but entered into interest rate swap agreements during the year ended March 31, 2003. The Company uses interest rate swap agreements to effectively convert its fixed rate debt to a floating rate basis. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Any gain or loss on the termination of interest rate swap contracts prior to maturity is recorded as other income or expense. All interest rate swaps initiated during fiscal 2003 were terminated by March 31, 2003. During the year ended March 31, 2003, the Company recorded pre-tax gains of $6.3 million and interest expense reduction of $1.6 million related to interest rate swaps.

Foreign Currency Exchange Rate Risk

        A portion of the Company's sales to its customers and operating costs in Europe are denominated in the Euro, thereby creating an exposure to foreign currency exchange rates. Also, a portion of the Company's costs are in its Mexican operations and are denominated in Mexican pesos, creating an exposure to exchange rates. In order to minimize its exposure, the Company will periodically enter into forward foreign exchange contracts in which the future cash flows in the Euro or Mexican peso are hedged against the U.S. dollar.

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

        Tantalum powder is a metal used in the manufacture of tantalum capacitors. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. During the year ended March 31, 2003, the Company recorded $40.8 million of charges related to a tantalum inventory purchase commitment that exceeded market prices. (See Critical Accounting Policies and Long Term Supply Agreement)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this Form 10-K. See Item 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CERTAIN KEY EMPLOYEES OF THE REGISTRANT

Name	Age	Position	Years with Company(1)
Dr. Jeffrey A. Graves	42	President and Chief Executive Officer	2
D. Ray Cash	54	Senior Vice President, Chief Financial Officer, and Assistant Secretary	33
James P. McClintock	47	Vice President, Global Manufacturing	24
J. Kelly Vogt	41	Vice President, Sales-Worldwide	18
Ravi G. Sastry	43	Vice President, Marketing	19
Larry C. McAdams	51	Vice President, Human Resources	19
Dr. William E. Bachrach	44	Vice President, Business Development and Technology	1
C. Ross Patterson, Jr.	47	Vice President and Chief Information Officer	4
Guy T. Williams, Jr.	50	Vice President, Engineering and Facilities	23
James A. Bruorton III	54	Vice President, Channel Sales Global	29
John E. Schneider	48	Vice President, Sales-Americas	19
Dr. Larry A Mann	46	Vice President, Materials and Process Technology	14
Manuel A. Cappella	55	Vice President/Managing Director, Tantalum & Aluminum Manufacturing, Mexico	31
Richard C. Rickenbach	54	Vice President, High-Performance Products Manufacturing	23
Michael W. Boone	52	Treasurer/Director of Finance and Secretary	16
David E. Maguire	68	Chairman of the Board of Directors	43
Charles E. Volpe	65	Director	—
Stewart A. Kohl	47	Director	—
E. Erwin Maddrey, II	62	Director	—
Paul C. Schorr IV	36	Director	—

(1)
Includes service with UCC.

Directors and Executive Officers

        Dr. Jeffrey A. Graves, President and Chief Executive Officer, was named such in March 2003. He was previously appointed President and Chief Operating Officer in October 2002. He was named Vice President of Engineering in May 2002 and has held the position of Vice President of Technology since he was hired by KEMET in July 2001. He previously worked for General Electric Corporation in various management roles in the Corporate Research and Development Center and Power Systems Division. Prior to General Electric, he worked with Rockwell International Corporation and Howmet Corporation. Dr. Graves received a Ph.D. and M.S. in Metallurgical Engineering from the University of Wisconsin and a B.S. in Metallurgical Engineering from Purdue University.

        D. Ray Cash, Senior Vice President, Chief Financial Officer, and Assistant Secretary, was named such in August 2000. His duties include responsibility for the Administration and Finance functions. Mr. Cash was named Assistant Secretary in April 1997. He has also held the positions of Senior Vice President of Administration and Treasurer (April 1997-August 2000), Vice President of Administration (December 1990-April 1997), and Vice President of Administration for KEMET Electronics Corporation, a wholly owned subsidiary of the Company, (April 1987-December 1990). Prior thereto, he had served in a number of different capacities with the KEMET capacitor business of Union

Carbide, most recently as Director of Administration. Mr. Cash received a B.S. in Administrative Management from Clemson University.

        James P. McClintock, Vice President, Global Manufacturing, is responsible for worldwide manufacturing, including leading the start-up of the Company's newest facility located in Suzhou, China. He has been employed with KEMET for 24 years with prior assignments in engineering, technology, and manufacturing. Mr. McClintock has a B.S. in Mechanical Engineering from North Carolina State University.

        J. Kelly Vogt, Vice President, Sales-Worldwide, joined KEMET in 1984 as a Production Supervisor in tantalum manufacturing. In 1986, he joined Field Sales as a Sales Representative in Schaumburg, Illinois. Subsequent assignments included District Sales Manager (Mid-Atlantic), Global Account Manager (General Motors), and Director of Sales. In 1998, he returned to Greenville, SC, as Director of Ceramic Marketing, and assumed his current position in 2003. Mr. Vogt received his B.S. degree from Tusculum College.

        Ravi Sastry, Vice President, Marketing, joined KEMET in 1983. In 1984, he joined Field Sales where he was a Sales Representative in Exton, PA, and a Sales Manager in Minneapolis, MN. In 1989, he transferred to the Product Marketing group and served in a succession of Product Marketing roles which included an assignment in Singapore. In 1995, he returned to Asia and the sales organization where he served as the N.E. Asia Director (Hong Kong) and as Vice President and Managing Director (Asia, Hong Kong and Singapore). The last two years have been spent in Singapore as Vice President, International Sales. Mr. Sastry's most recent assignment returns him to Greenville, SC, as Vice President, Marketing. He holds a B.S. in Chemistry from Lander University.

        Larry C. McAdams, Vice President, Human Resources, joined KEMET in 1983. He has served as the site Human Resources Manager at the Columbus, GA; Shelby, NC; and Fountain Inn, SC, plants. Since 1991, he has been assigned to the corporate HR staff. He was appointed a Director in 1999, Senior Director in 2002 and Vice President in 2003. Mr. McAdams has a B.A. in Political Science from Clemson University and attended the University of South Carolina School of Law.

        Dr. William E. Bachrach, Vice President, Business Development and Technology, joined KEMET in 2002 as Director of Ceramic Platform Development. From 1990 to 2000, he worked for General Electric at their Corporate Research & Development Center and later at the Power Systems Division in Schenectady, NY. Dr. Bachrach was an assistant professor in Civil Engineering and Engineering Mechanics at Columbia University, NY, from 1987 to 1990 and started the computational mechanics group for Aerojet Research & Development Center, Sacramento, CA, from 1986 to 1987 (GENCORP Company). He has a B.S. in Mechanical Engineering from Purdue University, an M.S. and Ph.D. in Theoretical and Applied Mechanics from Northwestern University, and a Management of Technology degree from MIT's Sloan School of Management.

        David E. Maguire, Chairman and Director, has served as Chairman since August 1992. Mr. Maguire also served as Chief Executive Officer, President, and Director from November 1997 until June 1999 and from December 1990 until October 1996, and as Chief Executive Officer and Director from October 1996 until November 1997 and from June 1999 until January 2002. Previously, Mr. Maguire served as Chairman, President, and Chief Executive Officer of KEMET Electronics Corporation from April 1987-December 1990. He also served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as Vice President from June 1978 until April 1987.

        Charles E. Volpe, Director, was named such in December 1990. Prior to his retirement from KEMET Corporation in March 1996, Mr. Volpe served as President and Chief Operating Officer (October 1995-March 1996), Executive Vice President and Chief Operating Officer (October 1992-October 1995), Executive Vice President (December 1990-October 1992), and Executive

Vice President and Director of KEMET Electronics Corporation (April 1987-December 1990). Between August 1966 and April 1987, he served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as General Manager.

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

Other Key Employees

        C. Ross Patterson, Jr., joined KEMET Electronics Corporation in January 1999 as Vice President and Chief Information Officer. He is responsible for worldwide Information Systems. Mr. Patterson was previously Group Director, Information Systems, with GlaxoWellcome Inc., based in Research Triangle Park, NC. He has served in a broad range of information technology capacities beginning in 1976. Mr. Patterson has a B.S. from the University of Alabama at Birmingham and an MBA from Campbell University.

        Guy T. Williams, Jr., Vice President of Engineering and Facilities joined KEMET in 1979 as Maintenance Superintendent in the Simpsonville Plant. Subsequent assignments have included five years as Production Superintendent for the Shelby Plant and, since 1988, various positions in the Equipment Engineering Department including Process Equipment Manager, Ceramic Equipment Manager, and most recently, Ceramic Equipment Engineering Director. Mr. Williams holds a B.S. and M.S. in Mechanical Engineering from Clemson University.

        James A. Bruorton, III, Vice President, Channel Sales Global, was named such in 2003. He has served in various sales and marketing capacities with Union Carbide and KEMET since September 1973. Mr. Bruorton received his B.S. in Industrial Education from Clemson University.

        John Schneider, Vice President Sales-Americas, joined KEMET in 1984 as a Sales Representative in San Diego, California. In 1985, he was promoted to District Manager and later Area Manager covering Northern California and the Pacific Northwest. In 1994, Mr. Schneider was transferred to Singapore to be Director of S.E. Asia Operations to expand KEMET's sales and warehousing capabilities. In 1998, he returned to California to become Senior Director, Western Area. Mr. Schneider was appointed to his current position in 2003. He received his B.S. degree in Selling and Sales Management from Bowling Green State University.

        Dr. Larry A. Mann, Vice President, Materials and Process Technology, was named such in May 2003. Prior to that date, he held the positions of Vice President of Ceramic Technology

(June 1999-May 2003), Director of Ceramic Technology (June 1995-June 1999), Technology Manager (January 1991-June 1995), and Technical Associate (January 1989-January 1991). Dr. Mann holds a Ph.D. from the University of California at Berkeley in Ceramic Engineering.

        Manuel A. Cappella, Vice President/Managing Director, Tantalum and Aluminum Manufacturing, Mexico, was named such in April 1997. He previously served in various engineering and manufacturing capacities for Union Carbide and KEMET (January 1977-April 1997) and for Union Carbide in South America (March 1972-January 1977). Mr. Cappella holds a B.S. in Mechanical Engineering and an MBA from the University of Texas.

        Richard C. Rickenbach, Vice President, High-Performance Products Manufacturing, was named such in 2003. He previously served as Director of U.S. Tantalum Operations (June 1999-January 2002) and BME Project Manager (July 1998-June 1999), as well as various other ceramic and tantalum manufacturing management positions since he joined KEMET in January 1980. Mr. Rickenbach holds a B.S. in Material Science from Lehigh University, an M.S. in Material Science from Cornell University, and an MBA from Boston University.

        Michael W. Boone, Treasurer/Director of Finance and Secretary, was named Secretary in April 2001, Treasurer in August 2000, and Director of Finance in March 1997. Mr. Boone joined KEMET in June 1987, as Manager of Credit and Cash Management. Mr. Boone holds a B.B.A. in Banking and Finance from the University of Georgia.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 23, 2003. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 23, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 23, 2003.

Equity Compensation Plan Disclosure

        The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of March 31, 2003:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans (stock options) approved by stockholders	2,392,645	$12.88	561,000
Equity compensation plans not approved by stockholders	1,460,880	$14.30	539,120

Total	3,853,525	$13.42	1,100,120

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 23, 2003.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(1) Financial Statements

        The following financial statements are filed as a part of this report:

Independent Auditors' Report
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2003 and 2002
Consolidated Statements of Operations for the years ended March 31, 2003, 2002, and 2001
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements
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

10.2
Registration Agreement, dated as of December 21, 1990, by and among the registrant and each of the investors and executives listed on the schedule of investors and executives attached thereto (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement of Form S-1 [Reg. No. 33-48056]).
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
10.5	KEMET Electronics Corporation Key Manager Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.6
KEMET Electronics Corporation Key Management Termination Agreement, dated as of October 1, 1990 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.7	1992 Executive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.8
Form of Grant of Nonqualified Stock Option, dated April 6, 1992, by and between the registrant and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.12.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.9	1992 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.10
Form of Option Agreement, dated as of March 31, 1992, by and between the registrant and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.11	Form of KEMET Electronics Corporation Distributor Agreement (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.12
Form of KEMET Electronics Corporation Standard Order Acknowledgment, Quotation, and Volume Purchase Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.13	Form of KEMET Electronics Corporation Product Warranty (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.14
Amendment No. 1 to Stock Purchase and Sale Agreement, dated as of December 21, 1990. The registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the Agreement upon Request by the Commission (incorporated by reference to Exhibit 10.20.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.15
Form of Deferred Compensation Plan for Key Managers effective as of January 1, 1995 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).
10.16	Form of Collateral Assignment and Split Dollar Insurance (incorporated by reference to Exhibit 10.31 to the Company's Annual Report of Form 10-K for the year ended March 31, 1995).
10.17
1995 Executive Stock Option Plan by and between the registrant and each of the executives listed on the schedule attached hereto (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).

10.18
Executive Bonus Plan by and between the registrant and each of the executives listed on the schedule attached hereto (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.19
Amendment No. 2 to Services Agreement by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.20
Amendment No. 3 to Services Agreement dated as of January 1, 1996, by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.21
Amendment No. 4 to Services Agreement dated as of March 1, 1996 by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.22
Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
21.1	Subsidiaries of KEMET Corporation
23.1	Consent of Independent Auditors
99.1	Certification of the Chief Executive Officer
99.2	Certification of the Chief Financial Officer
(b)
Reports on Form 8-K.

        No reports were filed on Form 8-K during the fiscal year and fiscal quarter ended March 31, 2003.

Independent Auditors' Report

The Board of Directors
KEMET Corporation:

        We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142., "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets."

/s/ KPMG LLP
Greenville, South Carolina April 25, 2003	KPMG LLP

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
Dollars in thousands except per share data

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$263,585	$234,622
Accounts receivable (notes 10 and 11)	45,418	22,101
Inventories:
Raw materials and supplies	91,333	118,527
Work in process	43,404	68,318
Finished goods	49,337	72,547

Total inventories	184,074	259,392
Income taxes receivable	24,640	—
Prepaid expenses and other current assets (note 15)	6,120	10,791
Deferred income taxes (note 7)	23,947	40,255

Total current assets	547,784	567,161
Property and equipment, net (notes 9 and 11)	485,166	539,785
Intangible assets, net (note 2)	41,560	41,856
Other assets (note 5)	26,500	22,912

Total assets	$1,101,010	$1,171,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade (notes 10)	$49,171	$73,057
Accrued expenses (notes 11 and 15)	35,078	32,252
Income taxes payable	—	7,076

Total current liabilities	84,249	112,385
Long-term debt (note 3)	100,000	100,000
Other non-current obligations (note 4)	57,617	48,926
Deferred income taxes (note 7)	65,869	55,358

Total liabilities	307,735	316,669
Stockholders' equity (notes 8, 10, 14 and 16):
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,870,731 and 87,783,060 shares at March 31, 2003 and 2002, respectively)	879	878
Additional paid-in capital	318,545	321,734
Retained earnings	506,915	562,903
Accumulated other comprehensive income (loss)	(2,996)	3,808
Treasury stock, at cost (1,631,265 and 1,859,695 shares at March 31, 2003 and 2002, respectively)	(30,068)	(34,278)

Total stockholders' equity	793,275	855,045

Commitments and contingencies (notes 10 and 12)
Total liabilities and stockholders' equity	$1,101,010	$1,171,714

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Dollars in thousands except per share data

	Years ended March 31,
	2003	2002	2001
Net sales (note 9)	$447,332	$508,555	$1,406,147
Operating costs and expenses:
Cost of goods sold	388,778	412,510	749,697
Selling, general, and administrative expenses	54,390	54,420	62,319
Research and development	25,268	26,334	27,145
Restructuring and impairment charges (note 13)	75,898	55,656	—

Total operating costs and expenses	544,334	548,920	839,161

Operating income (loss)	(97,002)	(40,365)	566,986
Other (income) and expense:
Interest income	(3,818)	(9,809)	(16,713)
Interest expense	4,599	6,736	7,507
Other expense (income) (note 11)	(9,889)	3,438	7,892

Earnings (loss) before income taxes	(87,894)	(40,730)	568,300
Income tax expense (benefit) (note 7)	(31,906)	(13,441)	215,954

Net earnings (loss)	$(55,988)	$(27,289)	$352,346

Net earnings (loss) per share (note 14):
Basic	$(0.65)	$(0.32)	$4.05
Diluted	$(0.65)	$(0.32)	$4.00
Weighted-average shares outstanding:
Basic	86,167,563	85,773,763	86,930,965
Diluted	86,167,563	85,773,763	88,181,118

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss)
Dollars in thousands except share amounts

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stock- holders' Equity
			Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount
Balance at March 31, 2000	87,025,908	$870	$308,724	$237,846	$16	—	$547,456

Comprehensive income (loss):
Net earnings	—	—	—	352,346	—	—	352,346
Unrealized gain on foreign exchange contracts, net $1,398 tax	—	—	—	—	2,594	—	2,594
Foreign currency translation loss	—	—	—	—	(255)	—	(255)
Total comprehensive income	—	—	—	—	—	—	354,685
Exercise of stock options (note 8)	549,720	5	3,204	—	—	—	3,209
Tax benefit on exercise of stock options	—	—	4,325	—	—	—	4,325
Purchases of stock by Employee Savings Plan	43,889	1	1,094	—	—	—	1,095
Put options proceeds (note 10)	—	—	4,721	—	—	—	4,721
Treasury stock purchases (note 16)	(1,600,040)	—	—	—	—	(29,315)	(29,315)

Balance at March 31, 2001	86,019,477	876	322,068	590,192	2,355	(29,315)	886,176

Comprehensive income (loss):
Net loss	—	—	—	(27,289)	—	—	(27,289)
Unrealized gain on foreign exchange contracts, net $1,267 tax	—	—	—	—	2,143	—	2,143
Unrealized securities loss, net $425 tax	—	—	—	—	(756)	—	(756)
Foreign currency translation gain	—	—	—	—	66	—	66
Total comprehensive loss	—	—	—	—	—	—	(25,836)
Exercise of stock options (note 8)	299,315	1	(1,893)	—	—	4,430	2,538
Tax benefit on exercise of stock options	—	—	1,048	—	—	—	1,048
Purchases of stock by Employee Savings Plan	104,573	1	1,319	—	—	—	1,320
Put options proceeds (note 10)	—	—	599	—	—	—	599
Treasury stock purchases (note 16)	(500,000)	—	(1,407)	—	—	(9,393)	(10,800)

Balance at March 31, 2002	85,923,365	878	321,734	562,903	3,808	(34,278)	855,045

Comprehensive income (loss):
Net loss	—	—	—	(55,988)	—	—	(55,988)
Unrealized loss on foreign exchange contracts, net $3,547 tax	—	—	—	—	(6,451)	—	(6,451)
Unrealized securities loss, net $283 tax	—	—	—	—	(620)	—	(620)
Foreign currency translation gain	—	—	—	—	267	—	267
Total comprehensive loss	—	—	—	—	—	—	(62,792)
Exercise of stock options (note 8)	228,430	—	(1,486)	—	—	4,210	2,724
Tax benefit on exercise of stock options	—	—	728	—	—	—	728
Purchases of stock by Employee Savings Plan	87,671	1	1,070	—	—	—	1,071
Put options proceeds (note 10)	—	—	225	—	—	—	225
Put option settlement	—	—	(3,726)	—	—	—	(3,726)

Balance at March 31, 2003	86,239,466	$879	$318,545	$506,915	$(2,996)	$(30,068)	$793,275

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Dollars in thousands

	Years ended March 31,
	2003	2002	2001
Sources (uses) of cash and cash equivalents
Operating activities:
Net earnings (loss)	$(55,988)	$(27,289)	$352,346
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation, amortization, and impairment charges	75,391	109,660	63,601
Other non-current obligations	8,691	(2,158)	(3,662)
Gains on termination of interest rate swaps	(6,317)	—	—
Loss on sale and disposal of equipment	1,162	1,043	5,266
Deferred income taxes	30,648	5,084	(8,023)
Changes in other non-current assets and liabilities	(14,500)	(5,987)	2,233
Changes in assets and liabilities:
Accounts receivable	(23,317)	74,482	(2,456)
Inventories	75,318	(57,115)	(71,318)
Prepaid expenses and other current assets	4,670	39,702	(45,805)
Accounts payable, trade	(23,886)	(128,710)	78,059
Accrued expenses and income taxes	(28,890)	(43,979)	17,874
Tax benefit of stock options exercised	728	1,048	4,325

Net cash provided (used) by operating activities	43,710	(34,219)	392,440

Investing activities:
Purchases of short-term investments	(14,959)	(57,819)	(202,354)
Proceeds from maturity of short-term investments	14,959	57,819	326,041
Additions to property and equipment	(22,197)	(78,546)	(210,559)
Investment in affiliates	(113)	(7,207)	—
Proceeds from termination of interest rate swaps	6,317	—	—
Other	952	179	(255)

Net cash used by investing activities	(15,041)	(85,574)	(87,127)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	1,071	1,320	1,095
Proceeds from exercise of stock options	2,724	2,538	3,209
Put option settlement	(3,726)	—	—
Proceeds from put options	225	599	4,721
Purchases of treasury stock	—	(10,800)	(29,315)

Net cash provided (used) by financing activities	294	(6,343)	(20,290)

Net increase (decrease) in cash and cash equivalents	28,963	(126,136)	285,023
Cash and cash equivalents at beginning of period	234,622	360,758	75,735

Cash and cash equivalents at end of period	$263,585	$234,622	$360,758

Supplemental Cash Flow Statement Information:
Interest paid, including capitalized interest of $360, $232, and $116	$6,660	$7,671	$7,361
Income taxes (received) paid	$(32,785)	$20,047	$209,186

See accompanying notes to consolidated financial statements.

Note 1:    Organization and Significant Accounting Policies

Nature of Business and Organization

        KEMET Corporation and subsidiaries ("KEMET" or the "Company") is the world's largest manufacturer of solid tantalum capacitors, the fifth largest manufacturer of multilayer ceramic capacitors, and a leader in the development of solid aluminum capacitors. The Company is headquartered in Simpsonville, South Carolina, and has twelve manufacturing plants located in South Carolina, North Carolina, and Mexico with two new plants under construction in China. Additionally, the Company has wholly-owned foreign subsidiaries which primarily sell KEMET's products in foreign markets.

Principles of Consolidation

        The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

        Cash equivalents consist of direct obligations of U.S. government agencies and investment-grade commercial paper with an initial term of less than three months. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Financial Instruments

        Derivative financial instruments are utilized by the Company to reduce exposures to volatility of foreign currencies and commodities impacting the cost of its products. The Company does not enter into financial instruments for trading or speculative purposes.

        Effective October 1, 2000, the Company adopted Statement of Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in Accumulated Other Comprehensive Income (Loss) until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

        Prior to adoption of SFAS No. 133, the Company recorded gains and losses related to the hedges of forecasted foreign currency transactions directly to earnings ("Other income and expense"), and gains and losses related to hedges of firm commitments were deferred and recognized in earnings as adjustments of carrying amounts when the transactions occurred.

        The adoption of SFAS No. 133 did not result in a significant transition adjustment and is therefore not separately captioned in the Consolidated Statements of Operations as a cumulative effect of a change in an accounting principle. The transition adjustment as of October 1, 2000, was a gain of approximately $0.9 million net of tax, and is included in cost of goods sold for the period.

Inventories

        Inventories are stated at the lower of cost or market. The cost of inventories is determined by the "first-in, first-out" (FIFO) method.

        At March 31, 2002, approximately 6% of inventory costs of certain raw materials had been determined on the "last-in, first-out" (LIFO) basis. It is estimated that if all inventories had been costed using the FIFO method, they would have been approximately $0.8 million higher than reported at March 31, 2002. In the quarter ended June 30, 2002, the Company converted the cost of its remaining inventory determined by the LIFO basis to the FIFO method. The after-tax impact was approximately $544,000 and was not considered material to the consolidated financial statements. Therefore, prior period amounts have not been restated for this change in an accounting principle. LIFO was the basis for approximately 6% of inventory costs of certain raw materials at March 31, 2002. After the conversion, 100% of the Company's inventory costs are determined by the FIFO method.

        When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventory and expensing them through cost of goods sold over time, as required by generally accepted accounting principles. Beginning with the June 2002 quarter, KEMET included depreciation and amortization as a component of its cost of inventory. The impact of this change on year ended March 31, 2003, amounted to additional after-tax income of approximately $658,000 or $0.008 per share. KEMET has also reviewed the financial statements contained in its previously filed 2002 Annual Report on Form 10-K and confirmed that this change would not have resulted in any material changes to those financial statements. In addition, the presentation of the Consolidated Statements of Operations has been reclassified to include depreciation and amortization expenses of $62.8 million, $63.9 million, and $56.0 million in cost of goods sold; depreciation of $8.1 million, $7.8 million, and $6.6 million in selling, general, and administrative expenses; and depreciation of $1.6 million, $1.2 million, and $1.0 million in research and development expenses in the fiscal years ended March 31, 2003, 2002, and 2001 respectively. This change makes KEMET's financial statement presentation more comparable to those of other capacitor manufacturers.

Property and Equipment

        Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 requires entities to test a long-lived asset, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of the asset. An impairment loss would be recognized for an asset that is assessed as being impaired. SFAS No. 144 was adopted by the Company effective April 1, 2002. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Goodwill and Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of FAS No. 142. See Note 2, "Goodwill and Intangible Assets" for a discussion of the adoption of SFAS 142 and the transitional and annual goodwill and other identifiable intangible assets impairment tests.

        The Company's goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of each of the reporting units as defined under SFAS No. 142, with its carrying amount. For purposes of determining potential impairment of goodwill, the Company aggregated its reporting units as its segments are aggregated to a single reporting segment under SFAS No. 131. If the reporting unit's aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company's common stock and the premiums offered to obtain controlling interest for companies in the electronics industry. On an ongoing basis, KEMET expects to perform its impairment tests during the first quarter of each year and when otherwise warranted.

        The Company also tests impairment of other identifiable intangible assets including indefinite-lived trademarks, as well as patents and technology that have definite lives and will continue to be amortized. For purposes of determining the fair value of its trademarks, the Company uses a discounted cash flow model which considers the costs of royalties in the absence of trademarks owned by the Company.

        Prior to April 1, 2002, goodwill was amortized on a straight-line basis over the expected period to be benefited and did not exceed 40 years. KEMET assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

        Prior to April 1, 2002, patents and technology were amortized using the straight-line method over twenty-five years, and trademarks were amortized using the straight-line method over a forty-year period. The Company assessed the recoverability of its intangible assets by determining whether the amortization of the intangible asset's balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired assets. The amount of intangible impairment, if any, was measured based on projected discounted future operating cash flows. The assessment of the recoverability of intangibles would have been impacted if the estimated future operating cash flows were not achieved.

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

        Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal years 2003, 2002, and 2001, consistent with the provisions of Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):

		Years ended March 31,
		2003	2002	2001
Net earnings (loss)
	As reported	$(55,988)	$(27,289)	$352,346
Less stock based compensation expense determined under fair value based methods, net of related tax effects		(3,601)	(4,896)	(3,718)
	Pro forma	$(59,589)	$(32,185)	$348,628
Earnings per share:
Basic	As reported	$(0.65)	$(0.32)	$4.05
	Pro forma	$(0.69)	$(0.38)	$4.01
Diluted	As reported	$(0.65)	$(0.32)	$4.00
	Pro forma	$(0.69)	$(0.38)	$3.95

        The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal year 2003 is not representative of the pro forma effects on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 5 years for 2003, 2002, and 2001; a risk-free interest rate of 2.8% for 2003, 4.9% for 2002, and 5.1% for 2001; expected volatility of 54.8% for 2003, 57.8% for 2002, and 58.0% for 2001; and a dividend yield of 0.0% for all three years.

Concentrations of Credit Risk

        The Company sells to customers located throughout the United States and the world. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers.

Foreign Operations

        Financial statements of the Company's Mexican operations are prepared using the U.S. dollar as its functional currency. Translation of the Mexican operations, as well as gains and losses from non-U.S. dollar foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are reported in the Consolidated Statements of Operations.

        Translation of other foreign operations to U.S. dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Such translation gains or losses are recognized as a component of equity in Accumulated Other Comprehensive Income (loss).

Comprehensive Income (loss)

        Comprehensive income (loss) consists of net earnings, foreign currency translation gains or losses, unrealized gains or losses from available-for-sale securities, and unrealized gains and losses from cash flow hedges and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss).

        Accumulated Other Comprehensive Income contained in the stockholders' equity section of the Consolidated Balance Sheets consisted of the following (dollars in thousands):

	March 31,
	2003	2002
Currency forward contract gains (losses), net	$(1,714)	$4,737
Currency translation gains (losses)	95	(173)
Unrealized securities loss, net	(1,377)	(756)

Total accumulated other comprehensive income (loss)	$(2,996)	$3,808

        The currency forward contract gain (loss) was net of tax expense (benefit) of $(882,000) and $2,665,000 at March 31, 2003 and 2002, respectively. The unrealized securities loss was net of tax expense of $708,000 and $425,000 at March 31, 2003 and 2002, respectively.

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

Exit Costs

        The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" on January 1, 2003. SFAS No. 146 addresses financial accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (Issue No. 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, Elements of Financial Statements, is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002.

Earnings per Share

        The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and for put options issued by the Company.

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

Business Segments

        The Company has determined, using the criteria in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," that it operates in a single reporting segment. The Company's products may be categorized generally based upon primary raw material (tantalum, palladium, or aluminum) or method of attachment (surface-mount or leaded), and are sold to original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. Two customers each accounted for more than 10% of net sales in the fiscal year ended March 31, 2003. No customer accounted for more than 10% of net sales in fiscal 2002. Two customers each accounted for more than 10% of net sales in the fiscal year ended March 31, 2001. Geographic information is included in note 9.

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

Reclassification

        Certain prior-year amounts have been reclassified to conform to 2003 presentation.

Other

        All dollar amounts are presented in thousands unless otherwise noted.

Note 2:    Goodwill and Intangible Assets

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. In addition, any unamortized negative goodwill must be written off at the date of adoption. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective April 1, 2002.

        In connection with the adoption of SFAS No. 142, the Company completed impairment tests of its goodwill and other identifiable intangible assets including indefinite-lived trademarks, as well as patents and technology that have definite lives and will continue to be amortized. No impairment of assets was noted.

        For purposes of determining the fair value of its trademarks, the Company utilizes a discounted cash flow model which considers the costs of royalties in the absence of trademarks owned by the Company.

        The Company's goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of each of the reporting units as defined under SFAS No. 142, with its carrying amount. For purposes of determining potential impairment of goodwill, the Company aggregated its reporting units as its segments are aggregated to a single reporting segment under SFAS No. 131. If the reporting unit's aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company's common stock and the premiums offered to obtain controlling interest for companies in the electronics industry. On an ongoing basis, KEMET expects to perform its impairment tests during the first quarter of each year and when otherwise warranted. Negative goodwill of approximately $661,000 was written off upon adoption of the new standard and was included in "Other income" in the Consolidated Statements of Operations for the quarter ended June 30, 2002, because it was not material.

        The carrying amounts, accumulated amortization, and amortization expense for each of the periods presented are noted below by intangible asset class (in thousands):

	March 31, 2003		March 31, 2002
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Goodwill	$41,630	$13,278	$41,630	$13,278
Negative goodwill	—	—	(920)	(259)
Trademarks	10,000	2,819	10,000	2,819
Patents and technology	12,000	6,411	12,000	5,611
Other	1,143	705	1,143	548

	$64,773	$23,213	$63,853	$21,997

	Amortization Expense Year ended March 31,
	2003	2002	2001
Goodwill	$—	$987	$987
Negative goodwill	—	(23)	(23)
Trademarks	—	250	250
Patents and technology	800	800	800
Other	157	157	160

	$957	$2,171	$2,174

        The expected amortization expense for the fiscal years ending March 31, 2004, 2005, 2006, 2007, and 2008 is $908, $604, $504, $473, and $442, respectively.

        The reconciliation of net income (loss) and income (loss) per share, adjusted to exclude goodwill, trademark, and negative goodwill amortization expense, net of tax, for the years ended March 31, 2003, 2002, and 2001 is as follows (in thousands, except per share amounts):

	Year ended March 31,
	2003	2002	2001
Net income (loss):
Reported net income (loss)	$(55,988)	$(27,289)	$352,346
Goodwill amortization, net of tax	—	443	410
Negative goodwill amortization, net of tax	—	(15)	(15)
Trademark amortization, net of tax	—	168	168

Adjusted net income (loss)	$(55,988)	$(26,693)	$352,909

Basic income (loss) per common share:
Reported basic income (loss) per common share	$(0.65)	$(0.32)	$4.05
Goodwill amortization, net of tax	—	0.01	0.01
Negative goodwill amortization, net of tax	—	—	—
Trademark amortization, net of tax	—	—	—

Adjusted basic income (loss) per common share	$(0.65)	$(0.31)	$4.06

Diluted income (loss) per common share:
Reported diluted income (loss) per common share	$(0.65)	$(0.32)	$4.00
Goodwill amortization, net of tax	—	0.01	0.01
Negative goodwill amortization, net of tax	—	—	—
Trademark amortization, net of tax	—	—	—

Adjusted diluted income (loss) per common share	$(0.65)	$(0.31)	$4.01

Note 3:    Debt

        In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and the eleven purchasers of the Senior Notes named therein. The Senior Notes have a final maturity date of May 4, 2010, and begin amortizing on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The aggregate maturities of the debt subsequent to March 31, 2003, follow: 2007, $20,000; 2008, $20,000; 2009, $20,000; 2010, $20,000; and 2011, $20,000.

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

        The Company is subject to restrictive covenants under its loan agreements which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related principally to funded debt and net worth. At March 31, 2003, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

Note 4:    Other Non-Current Obligations

        Non-current obligations are summarized as follows (dollars in thousands):

	March 31,
	2003	2002
Deferred compensation (note 5)	$1,370	$10,336
Accrued post-retirement medical plan liability (note 6)	37,856	36,448
Inventory supply agreement (note 10)	17,640	—
Other	751	2,142

Other non-current obligations	$57,617	$48,926

        Included as a part of other non-current obligations is the Company's accrual for environmental liabilities.

Note 5:    Employee Pension and Savings Plans

        The Company has a non-contributory pension plan ("Plan") which covers substantially all employees in the United States who meet age and service requirements. The Plan provides defined benefits that are based on years of credited service, average compensation (as defined), and the primary social security benefit. The effective date of the Plan is April 1, 1987. The Company announced that it would freeze benefits of the Plan effective July 1, 2003.

        The cost of pension benefits under the Plan is determined by an independent actuarial firm using the "projected unit credit" actuarial cost method.

        Components of net periodic pension cost include the following (dollars in thousands):

	Years ended March 31,
	2003	2002	2001
Service cost	$3,681	$4,891	$4,246
Interest cost	8,877	9,201	8,462
Expected return on assets	(7,448)	(9,612)	(8,862)
Amortization of:
Transition asset	—	(1)	(6)
Prior service cost	(23)	(76)	(84)
Actuarial loss	1,054	1,199	—
Curtailment	1,668	(121)	—
Special termination benefits	3,638	1,518	—

Total net periodic pension cost	$11,447	$6,999	$3,756

        The special termination benefits and curtailment were the result of personnel reductions occurring within fiscal 2003 and 2002.

        The weighted-average rates used in determining pension cost for the Plan are as follows(dollars in thousands):

	Years ended March 31,
	2003	2002	2001
Discount rate	6.50%	7.00%	7.00%
Rate of compensation increase	4.00%	5.00%	5.00%
Expected return on Plan assets	7.00%	9.00%	9.00%

        A reconciliation of the Plan's projected benefit obligation, fair value of the Plan assets, and funding status is as follows (dollars in thousands):

	March 31,
	2003	2002
Accumulated benefit obligation	$118,735	$94,242

Projected benefit obligation:
Net obligation at beginning of year	133,646	128,658
Service cost	3,681	4,891
Interest cost	8,877	9,201
Actuarial gain	990	205
Gross benefits paid	(7,829)	(6,198)
Curtailment	1,668	(4,629)
Special termination benefits	3,638	1,518

Net benefit obligation at end of year	$144,671	$133,646

Fair value of Plan assets:
Fair value of Plan assets at beginning of year	$110,950	$93,898
Actual return (loss) on Plan assets	(7,432)	2,050
Employer contributions	23,846	21,200
Gross benefits paid	(7,829)	(6,198)

Fair value of Plan assets at end of year	$119,535	$110,950

Funding status:
Funded status at end of year	(25,136)	(22,696)
Unrecognized net actuarial loss	48,083	33,620
Unrecognized prior service cost	181	(195)

Net prepaid asset	$23,128	$10,729

        The Company sponsors an unfunded Deferred Compensation Plan for key managers. This plan is non-qualified and provides certain key employees defined pension benefits which would equal those provided by the Company's non-contributory pension plan if the plan were not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Expenses related to the deferred compensation plan totaled $529 in fiscal 2003, $1,710 in fiscal 2002, and $1,504 in fiscal 2001. Total benefits accrued under this plan were $1,370 at March 31, 2003, and $10,336 at March 31, 2002. The Company announced that it would freeze benefits of the deferrred compensation plan effective July 1, 2003.

        In addition, the Company has a defined contribution plan (the "Savings Plan") in which all U.S. employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make annual matching contributions to the Savings Plan of 30% to 50%. The Company contributed $1,685 in fiscal 2003, $1,914 in fiscal 2002, and $2,061 in fiscal 2001.

Note 6:    Post-Retirement Medical and Life Insurance Plans

        The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for post-retirement medical and life insurance benefits are as follows (dollars in thousands):

	Years ended March 31,
	2003	2002	2001
Service cost	$1,128	$1,375	$1,268
Interest cost	3,148	2,688	2,985
Amortization of actuarial loss	119	—	111
Expected return on assets	(172)	(140)	—
Curtailment	1,926	251	—
Special termination benefits	1,033	306	—

Total net periodic benefits cost	$7,182	$4,480	$4,364

        The special termination benefits and curtailment were the result of personnel reductions occurring within fiscal 2003 and 2002.

        A reconciliation of the post-retirement medical and life insurance plans' projected benefit obligation, fair value of plan assets, and funding status is as follows(dollars in thousands):

	March 31,
	2003	2002
Projected benefit obligation:
Net obligation at beginning of year	$40,423	$43,210
Service cost	1,128	1,375
Interest cost	3,148	2,688
Actuarial (gain) loss	6,413	(4,813)
Curtailment	1,926	109
Special termination benefits	1,033	306
Gross benefits paid	(4,021)	(2,452)

Net benefit obligation at end of year	$50,050	$40,423

Fair value of plan assets:
Fair value of plan assets at beginning of year	$2,425	$—
Employer contributions	5,774	4,852
Actual return (loss) on plan assets	(197)	25
Gross benefits paid	(4,021)	(2,452)

Fair value of plan assets at end of year	$3,981	$2,425

Funding status:
Funded status at end of year	$(46,069)	$(37,998)
Unrecognized net actuarial loss	8,213	1,550

Net accrued benefit liability	$(37,856)	$(36,448)

        The weighted-average rates used in determining post-retirement medical and life insurance costs are as follows (dollars in thousands):

	Years ended March 31,
	2003	2002	2001
Discount rate	6.50%	7.00%	7.00%
Rate of compensation increase	4.00%	5.00%	5.00%
Expected return on Plan assets	7.00%	9.00%	—
Health care cost trend on covered charges:	10.5% decreasing to ultimate trend of 5.0% in 2013	7.5% decreasing to ultimate trend of 6.0% in 2005	7.5% decreasing to ultimate trend of 6.0% in 2008
Sensitivity of retiree welfare results
Effect of a one percentage point increase In assumed health care cost trend:
—On total service and interest cost components	$295	$129	$143
—On post-retirement benefit obligation	$2,627	$737	$933
Effect of a one percentage point decrease In assumed health care cost trend:
—On total service and interest cost components	$(257)	$(118)	$(131)
—On post-retirement benefit obligation	$(2,338)	$(698)	$(885)

Note 7:    Income Taxes

        The components of earnings (loss) before income taxes consist of (dollars in thousands):

	Years ended March 31,
	2003	2002	2001
Domestic	$(98,182)	$(50,111)	$530,128
Foreign	10,288	9,381	38,172

	$(87,894)	$(40,730)	$568,300

        The provision for income tax expense (benefit) is as follows (dollars in thousands):

	Years ended March 31,
	2003	2002	2001
Current
Federal	$(64,239)	$(22,376)	$197,522
State and local	(1,627)	(469)	16,384
Foreign	3,312	4,321	10,071

	$(62,554)	(18,524)	223,977

Deferred
Federal	$29,035	4,629	(7,859)
State and local	1,865	512	(499)
Foreign	(252)	(58)	335

	$30,648	5,083	(8,023)

Provision for income taxes	$(31,906)	$(13,441)	$215,954

        A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years ended March 31,
	2003	2002	2001
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal taxes	0.2	(0.3)	1.9
Foreign sales corporation	(0.0)	(2.1)	(1.8)
Goodwill amortization	—	0.9	0.1
Other	(1.5)	3.5	2.8

Effective income tax rate	(36.3)%	(33.0)%	38.0%

        The components of deferred tax assets and liabilities are as follows(dollars in thousands):

	March 31,
	2003	2002
Deferred tax assets:
Tax effect of hedging	$882	$—
Medical benefits	14,383	14,565
Sales and inventory allowances	21,512	41,638
Other	3,031	4,363

	39,808	60,566
Deferred tax liabilities:
Depreciation and differences in basis	(68,246)	(67,003)
Amortization of intangibles	(4,141)	(4,515)
Tax effect of hedging	—	(2,665)
Pension benefits	(7,790)	—
Other	(1,553)	(1,486)

	(81,730)	(75,669)

Net deferred income tax liability	$(41,922)	$(15,103)

        Deferred tax expense (benefit) of ($3,830), $842, and $1,398 was attributed to other comprehensive income (loss) for the years ended March 31, 2003, 2002 and 2001, respectively.

        The net deferred income tax liability is reflected in the accompanying 2003 and 2002 balance sheets as a $23,947 and $40,255 current asset and a $65,869 and $55,358 non-current liability, respectively.

        Based on the scheduled reversal of deferred tax liabilities and projected future taxable income, the Company believes that the deferred tax assets will ultimately be realized. Accordingly, no valuation allowance has been provided for in 2003 or 2002.

        At March 31, 2003, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. No deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Note 8:    Stock Option Plans

        The Company has two option plans that reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial

Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). On July 1, 2000, the Company adopted the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which requires variable accounting treatment on certain re-priced options. This requires that any increase in the stock price above the July 1, 2000, adoption date stock price be recognized immediately as compensation expense. For fiscal years 2003, 2002, and 2001, no compensation cost has been recognized for the stock option plans.

        Under the 1992 Executive Stock Option Plan approved by the Company in April 1992, 1,905,120 options were granted to certain executives. In May 1992, the Company also approved the 1992 Key Employee Stock Option Plan, which authorizes the granting of options to purchase 2,310,000 shares of common stock. The Key Employee Stock Option Plan was amended in October 2000 to provide for the issuance of options to purchase an additional 2,000,000 shares of common stock. In addition, stockholders approved the 1995 Executive Stock Option Plan at the 1996 Annual Meeting. This plan provides for the issuance of options to purchase 3,800,000 shares of common stock to certain executives.

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

        A summary of the status of the Company's three stock option plans as of March 31, 2003, 2002, and 2001, and changes during the years ended on those dates is presented below:

	March 31,
	2003		2002		2001
Fixed Options	Shares	Weighted- Average Exercisable Price	Shares	Weighted- Average Exercisable Price	Shares	Weighted- Average Exercisable Price
Options outstanding at beginning of year	3,358,455	$14.39	2,841,020	$13.12	2,632,020	$10.09
Options granted	839,500	9.11	824,250	16.59	828,000	17.51
Options exercised	(228,430)	11.92	(299,315)	8.35	(549,720)	5.62
Options cancelled	(116,000)	13.90	(7,500)	16.50	(69,280)	11.10

Options outstanding at end of year	3,853,525	$13.42	3,358,455	$14.39	2,841,020	$13.12

Option price range at end of year	$5.00 to $19.80		$2.50 to $19.80		$2.50 to $19.38
Option price range for exercised shares	$2.50 to $14.50		$2.50 to $18.19		$2.50 to $16.07
Options available for grant at end of year	1,100,120		1,823,620		2,647,870
Options exercisable at end of year	2,290,525		1,717,205		723,020
Weighted-average fair value of options granted during the year		$4.51		$9.01		$9.61

        The following table summarizes information about stock options outstanding at March 31, 2003:

Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding at 3/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercisable Price	Number Exercisable At 3/31/03	Weighted-Average Exercisable Price
$ 5.00 to $ 5.73	369,875	3.5 years	$5.44	369,875	$5.44
$ 6.00 to $ 6.75	78,600	2.4 years	$6.02	78,600	$6.02
$ 9.03	781,250	9.3 years	$9.03	—	—
$14.50	1,024,800	5.1 years	$14.50	1,024,800	$14.50
$16.31 to $17.50	1,558,000	6.8 years	$17.03	799,250	$17.50
$18.19 to $19.80	41,000	7.9 years	$19.10	18,000	$18.58

	3,853,525	6.5 years	$13.42	2,290,525	$13.82

Note 9:    Geographic Information (dollars in thousands):

	Years ended March 31, (1)
	2003	2002	2001
United States	$196,268	$231,605	$642,406
China (2)	44,125	—	—
Asia Pacific (3)	40,132	94,133	273,853
Mexico	39,045	45,312	86,779
Singapore (2)	34,540	—	—
Germany	29,254	35,980	124,980
Other countries (4)	63,968	101,525	278,129

	$447,332	$508,555	$1,406,147

(1)
Revenues are attributed to countries or regions based on the location of the customer. The Company sold $48,677 and $45,024 to two customers and each accounted for more than 10% of net sales in the fiscal year ended March 31, 2003. No customer accounted for more than 10% of net sales in the fiscal year ended March 31, 2002. The Company sold $231,801 and $148,158 to two customers and each accounted for more than 10% of net sales in the fiscal year ended March 31, 2001.

(2)
Did not exceed 5% of sales in 2002 and 2001 and are included with "Other countries."

(3)
2003 excludes countries that exceeded 5% of consolidated sales. No country in this group exceeded 5% of consolidated net sales in 2002 and 2001.

(4)
No country in this group exceeded 5% of consolidated net sales.

        The following geographic information includes long-lived assets based on physical location (dollars in thousands):

	March 31,
	2003	2002
United States	$256,712	$290,705
Mexico	227,644	248,222
Other	810	858

	$485,166	$539,785

Note 10:    Commitments

        (a)   The Company has agreements with distributor customers which, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable (note 11). The Company adjusts sales to distributors for anticipated returns and price protection changes based on historical experience. Charges against sales in fiscal 2003, fiscal 2002, and fiscal 2001 were $52,375, $33,509, and $72,575 respectively. Actual applications against the allowances in fiscal 2003, fiscal 2002, and fiscal 2001, were $60,865, $63,692, and $35,603, respectively.

        (b)   A subsidiary of the Company sold certain receivables discounted at .60% above LIBOR for the number of days the receivables are outstanding, with a recourse provision not to exceed 5% of the face amount of the factored receivables. The Company issued a joint and several guarantee in an aggregate amount up to but not to exceed $4,000 to guarantee the recourse provision. The facility expired in April 2002 and was not replaced. The Company transferred receivables and incurred factoring costs of $0 and $32 in fiscal 2003, $306,693 and $2,399 in fiscal 2002, and $529,946 and $5,236 in fiscal 2001, respectively.

        Included in accounts payable, trade, is $0 and $19,974 at March 31, 2003 and 2002, respectively, which represents factored receivables collected but not remitted.

        (c)   The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million shares of its common stock. Net premiums generated from the sale of outstanding put options were $0.2 million, $0.6 million and $4.7 million in fiscal 2003, 2002 and 2001, respectively, and were accounted for as Additional Paid-In Capital. During the year ended March 31, 2003, the Company paid approximately $3.7 million to settle put options. During the year ended March 31, 2002, the Company purchased 500,000 shares of treasury stock in connection with the exercise of put options. At March 31, 2003, the Company had the maximum potential obligation to purchase approximately 300,000 shares of its common stock at a weighted average purchase price of $9.50 ($8.75 net of put premiums received) for an aggregate of $2.8 million. The put options are exercisable only at maturity and expire in July of 2003. The fair value of the put options at March 31, 2003, was not material. The Company has the right to settle the put options through physical settlement or net share settlement using shares of the Company's common stock.

        (d)   On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation ("Cabot"). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through 2006. The Company received approximately $38.1 million of material in the year ended March 31, 2003. The commitment to purchase tantalum totals $83.3 million or $22.2 million each fiscal year through 2006 and $16.7 million in fiscal 2007. If the Company's demand for tantalum exceeds the amount supplied under the contract, Cabot has the option to sell additional product to the Company at prices approximating market throughout the term. In connection with this extension, the Company and Cabot settled all claims in the litigation regarding the original supply agreement.

        The Company records inventory at the lower of cost or market and estimated losses associated with inventory received under the extended supply agreement are approximately $16.4 million. In addition, the Company's estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $24.4 million. Accordingly, a $40.8 million charge was recorded to restructuring and impairment charges in the year ended March 31, 2003.

        (e)   The Company's leases consist primarily of manufacturing equipment and expire principally between 2004 and 2008. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were approximately $2,796 in fiscal 2003, $6,011 in fiscal 2002, and $7,346 in fiscal 2001. Future minimum lease payments over the next five fiscal years under non-cancelable operating leases at March 31, 2003, are as follows (dollars in thousands):

	2004	2005	2006	2007	2008	Total
Minimum lease payments	$2,729	$1,707	$914	$731	$552	$6,633

Note 11:    Supplementary Balance Sheet and Income Statement Detail (dollars in thousands):

		March 31,
		2003	2002
Accounts receivable:
Trade		$56,270	$42,360
Other		3,614	2,708

		59,884	45,068
Less:
Allowance for doubtful accounts		650	661
Allowance for price protection and customer returns (note 10)		13,816	22,306

Net accounts receivable		$45,418	$22,101

Property and equipment, at cost:	Useful life
Land and land improvements	20 years	$12,790	$12,834
Buildings	20-40 years	114,915	112,426
Machinery and equipment	10 years	735,001	746,928
Furniture and fixtures	4-10 years	47,197	44,424
Construction in progress	—	16,935	31,145

Total property and equipment		926,838	947,757
Accumulated depreciation		(441,672)	(407,972)

Net property and equipment		$485,166	$539,785

Accrued expenses:
Salaries, wages, and related employee costs		$9,413	$13,361
Vacation		6,912	8,848
Inventory supply agreement (note 10)		6,670	—
Property taxes		2,770	3,444
Other		9,313	6,599

Total accrued expenses		$35,078	$32,252

	Years ended March 31,
	2003	2002	2001
Other (income) expense:
Gain on termination of interest rate swaps	$(6,317)	$—	$—
Loss on retirement of assets	(448)	931	3,380
Accounts receivable discounting	32	2,399	5,236
Unrealized foreign currency exchange gains	(1,415)	—	(941)
Other	(1,741)	108	217

	$(9,889)	$3,438	$7,892

Note 12:    Legal Proceedings

Cabot Corporation

        On April 10, 2002, the Company was sued by Cabot Corporation ("Cabot") in the Superior Court of the Commonwealth of Massachusetts (Suffolk Co. Civil Action No. 02-1585-BLS) with respect to its existing supply agreement with Cabot for tantalum powder, ore, and wire. This lawsuit was settled in December 2002.

Other

        The Company has periodically incurred, and may continue to incur, liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and analogous state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a potentially responsible party ("PRP") at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a "de minimis" party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with Union Carbide in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company's financial condition. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

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

Note 13:    Restructuring and Impairment Charges

Year ended March 31, 2003

        Restructuring and impairment charges were incurred during the quarters ended September 30, 2002; December 31, 2002; and March 31, 2003. The pre-tax charges totaled $75.9 million of which $40.8 million, $27.1 million, $4.6 million, and $3.4 million were charges for an inventory supply agreement, personnel reductions, asset impairment, and palladium transactions respectively, in fiscal 2003. These charges were part of an ongoing effort by the Company to reduce costs after demand substantially decreased in fiscal 2002 and are included in the Consolidated Statements of Operations as Restructuring and Impairment Charges.

        During the quarter ended September 30, 2002, these actions resulted in (1) charges of $9.1 million associated with personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively and (2) asset impairment charges of $4.6 million of certain long-lived assets associated with the closing of the facility in Greenwood, South Carolina. At March 31, 2003, approximately $0.8 million, related to the reduction in the labor force during the period ended September 30, 2002, was included in accrued expenses and is expected to be paid within one year.

        During the quarter ended December 31, 2002, the Company incurred $42.6 million in charges related to inventory. The Company records inventory at the lower of cost or market and estimated losses associated with an extended supply agreement to be $40.8 million. In addition, the Company sold excess palladium at a loss of $1.8 million.

        During the quarter ended March 31, 2003, the Company (1) announced a cost saving initiative that resulted in charges of $18.0 million associated with personnel reductions of approximately 255 and 183 in the U.S. and Mexico, respectively, and (2) the Company terminated palladium forward contracts at a loss of $1.6 million. All charges related to these personnel reductions were paid during the quarter ended March 31, 2003, and the Company expected that there would be no additional charges or payments.

Year ended March 31, 2002

        Restructuring and impairment charges were incurred during the quarters ended December 31, 2001, and March 31, 2002. The pre-tax charges totaled $55.7 million in fiscal 2002. Demand for the Company's products decreased substantially during the first nine months of fiscal 2002, requiring a reevaluation of the Company's cost structure resulting in (1) charges of $9.9 million associated with personnel reductions of approximately 600 and 1,000 employees in the U.S. and Mexico, respectively, (2) charges of $6.3 million in connection with loss on sale of excess precious metals inventory, primarily palladium, and (3) asset impairment charges of $15.1 million including $11.4 million of machinery and equipment and a $3.7 million loss associated with the termination of the Company's Australian joint venture, all of which were recorded in the quarter ended December 31, 2001.

        The Company announced enhancements to its high-frequency products organization that resulted in the following charges in the quarter ended March 31, 2002: (1) charges of $2.9 million associated with personnel reductions of approximately 350 employees in the U.S. and Mexico and (2) asset impairment charges of $21.5 million, primarily machinery and equipment.

        A reconciliation of the beginning and ending liability balances for restructuring and impairment charges included in accrued expenses and other non-current obligations of the Consolidated Balance Sheets were as follows (dollars in thousands):

	Personnel Reductions Years ended March 31,		Inventory Supply Agreement Years ended March 31,
	2003	2002	2003	2002
Beginning of year	$2,500	$—	$—	$—
Costs charged to expense	27,100	12,800	40,800	—
Costs paid or settled	(28,800)	(10,300)	(16,490)	—

End of year	$800	$2,500	$24,310	$—

Note 14:    Earnings (Loss) Per Share

        Basic and diluted earnings (loss) per share are calculated as follows (dollars in thousands except per share data):

	Years ended March 31,
	2003	2002	2001
Net earnings (loss)	$(55,988)	$(27,289)	$352,346
Weighted-average shares outstanding (basic)	86,167,563	85,773,763	86,930,965
Stock Options	—	—	1,250,153

Weighted-average shares outstanding (diluted)	86,167,563	85,773,763	88,181,118

Basic earnings (loss) per share	$(0.65)	$(0.32)	$4.05
Diluted earnings (loss) per share	$(0.65)	$(0.32)	$4.00

        The years ended March 31, 2003 and 2002, excluded potentially dilutive securities of 3,442,000 and 3,031,000, respectively, in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 15:    Derivatives, Hedging, and Other Financial Instruments

        The Company uses certain derivative instruments (i.e., forward currency contracts) to reduce exposures to the volatility of foreign currencies and commodities impacting revenues and the costs of its products. Unrealized gains and losses associated with the change in value of these financial instruments are recorded in Accumulated Other Comprehensive Income (Loss). The after-tax impact on AOCI related to the change in value of these financial instruments is as follows (in millions):

	2003	2002
Balance ended March 31,	$4.7	$2.6
Current year unrealized gains (losses) related to the change in value of the financial instruments	(6.0)	13.2
Less prior year unrealized gains in AOCI that were recognized in the current year and reclassified to earnings	0.4	11.1

Net change in AOCI related to financial instruments	(6.4)	2.1

Balance ended March 31,	$(1.7)	$4.7

        The $1.7 million loss remaining in AOCI at March 31, 2003 (see note 1: Comprehensive Income (Loss) table) is expected to be reclassified to earnings during the next twelve months as the hedged items affect earnings.

Hedging Foreign Currencies

        Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At March 31, 2003 and 2002, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $62.1 million and $93.0 million, respectively. The fair values of these contracts at March 31, 2003 and 2002, totaled $2.6 million and $7.4 million, respectively, and were recorded as a derivative liability and asset, respectively, on the Company's balance sheet as accrued expenses and other current assets, respectively. Changes in the derivatives' fair values are deferred and recorded as a component of "Accumulated Other Comprehensive Income (Loss)" (AOCI), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold. Any ineffectiveness in the Company's hedging relationships is recognized immediately in earnings.

        Prior to adoption of SFAS No. 133 (as amended by Statement No. 138), the Company recorded gains from foreign currency contracts of $0.9 million in 2001, as a component of other income and expense in its statement of operations. Subsequent to adoption of the new standard, the Company recorded $0.6 million, $16.5 million, and $2.8 million of gains from foreign currency contracts as a component of cost of goods sold in 2003, 2002, and 2001, respectively.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Hedging Commodity Prices

        The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly and closely related to the host contract. As such, the fair values of these embedded derivatives are recorded on the balance sheet as derivative assets or liabilities and the change in fair values is recorded as a component of cost of goods sold. At March 31, 2003 and 2002, the Company had no derivative assets from these embedded derivatives. The change in fair values of such derivatives since adoption of the new standard in fiscal 2001 was $0 in 2003, a loss of $3.7 million and a gain of $2.1 million in 2002 and 2001, respectively.

        All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Interest Rate Swaps

        In the quarter ended March 31, 2003, the Company terminated two interest rate swap contracts it initiated in November 2002. The contracts effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt. These derivative instruments reduced interest expense by approximately $0.3 million for the year ended March 31, 2003, and resulted in other income of $0.7 million for the year ended March 31, 2003.

        In the quarter ended December 31, 2002, the Company terminated two interest rate swap contracts it initiated in April 2002. The contracts effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt. These derivative instruments reduced interest expense by approximately $1.3 million for the year ended March 31, 2003, and resulted in other income of $5.6 million for the year ended March 31, 2003.

        The Company entered into two interest rate swap contracts in April 2003 that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt, both of which were terminated for a gain in May 2003.

Other Financial Instruments

        The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company's debt outstanding at March 31, 2003 and 2002, was $100.5 million and $96.5 million, respectively, which was determined based on indications from a lending institution.

Note 16:    Common Stock

        The Board of Directors has authorized programs to purchase up to 8.0 million shares of its common stock in the open market. Through March 31, 2003, the Company made purchases of 2.1 million shares for $38.7 million. Approximately 469,000 shares were subsequently reissued in connection with employee stock option exercises. At March 31, 2003 and 2002, the Company held 1,631,265 and 1,859,695 treasury shares at a cost of $30.1 and $34.3 million, respectively. The amount and timing of future purchases will depend on market conditions and other factors. The program will be funded from existing cash and a combination of direct purchases and/or put options may be used to execute the program.

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

KEMET CORPORATION (Registrant)
Date: June 6, 2003	/s/ D. RAY CASH D. Ray Cash Senior Vice President, Chief Financial Officer and Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 6, 2003	/s/ DR. JEFFREY A. GRAVES Dr. Jeffrey A. Graves President and Chief Executive Officer
Date: June 6, 2003	/s/ D. RAY CASH D. Ray Cash Senior Vice President, Chief Financial Officer, and Assistant Secretary (Principal Accounting and Financial Officer)
Date: June 6, 2003	/s/ DAVID E. MAGUIRE David E. Maguire Chairman and Director
Date: June 6, 2003	/s/ CHARLES E. VOLPE Charles E. Volpe Director
Date: June 6, 2003	/s/ STEWART A. KOHL Stewart A. Kohl Director
Date: June 6, 2003	/s/ E. ERWIN MADDREY, II E. Erwin Maddrey, II Director
Date: June 6, 2003	/s/ PAUL C. SCHORR IV Paul C. Schorr IV Director

Certifications

I, Dr. Jeffrey A. Graves, certify that:

  1.
  I have reviewed this annual report on Form 10-K of KEMET Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003
/s/ DR. JEFFREY A. GRAVES Dr. Jeffrey A. Graves President and Chief Executive Officer

I, D. R. Cash, certify that:

  1.
  I have reviewed this annual report on Form 10-K of KEMET Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003
/s/ D. R. CASH D. R. Cash Senior Vice President, Chief Financial Officer and Assistant Secretary

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
  PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CERTAIN KEY EMPLOYEES OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Equity Compensation Plan Disclosure
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
KEMET CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets Dollars in thousands except per share data
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Dollars in thousands except per share data
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) Dollars in thousands except share amounts
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Dollars in thousands
Certifications