Form 10-Q
period 2003-06-30
KEMET CORP
filed 2003-08-14
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 2003.

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

864-963-6300
(Registrant’s telephone number, including area code)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes ☐ No

Common Stock Outstanding at: July 31, 2003

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,381,177

Part I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$291,498	$263,585
Short term investments	5,198	—
Accounts receivable	50,013	45,418
Inventories:
Raw materials and supplies	80,981	91,333
Work in process	47,797	43,404
Finished goods	39,210	49,337

Total inventories	167,988	184,074
Income tax refund receivable	—	24,640
Prepaid expenses and other current assets	8,299	6,120
Deferred income taxes	22,103	23,947

Total current assets	545,099	547,784
Property and equipment, net	469,996	485,166
Intangible assets, net	43,460	41,560
Other assets	26,789	26,500

Total assets	$1,085,344	$1,101,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$23,407	$49,171
Accrued expenses	30,303	35,078
Income taxes payable	23,739	—

Total current liabilities	77,449	84,249
Long-term debt	100,000	100,000
Other non-current obligations	57,617	57,617
Deferred income taxes	58,158	65,869

Total liabilities	293,224	307,735

Stockholders’ equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,921,563 and 87,870,731 shares at June 30, 2003, and March 31, 2003, respectively	879	879
Additional paid-in capital	317,981	318,545
Retained earnings	503,344	506,915
Accumulated other comprehensive loss	(1,574)	(2,996)
Treasury stock, at cost (1,546,735 and 1,631,265 shares at June 30, 2003, and March 31, 2003, respectively)	(28,510)	(30,068)

Total stockholders’ equity	792,120	793,275

Commitments and contingencies

Total liabilities and stockholders’ equity	$1,085,344	$1,101,010

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Three months ended June 30,
	2003	2002

Net sales	$105,362	$124,045

Operating costs and expenses:
Cost of goods sold	96,289	100,953
Selling, general and administrative expenses	13,546	13,856
Research and development	5,963	6,780

Total operating costs and expenses	115,798	121,589

Operating income (loss)	(10,436)	2,456

Other (income) and expense:
Interest income	(760)	(938)
Interest expense	1,572	1,547
Other income	(1,384)	(3,338)

Earnings (loss) before income taxes	(9,864)	5,185

Income tax expense (benefit)	(6,293)	1,763

Net earnings (loss)	$(3,571)	$3,422

Net earnings (loss) per share:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04

Weighted-average shares outstanding:
Basic	86,349,086	86,078,012
Diluted	86,349,086	86,956,317

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three months ended June 30,
	2003	2002
Sources (uses) of cash:

Operating activities:
Net earnings (loss)	$(3,571)	$3,422
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	17,981	18,171
Gain on termination of interest rate swaps	(1,406)	—
Change in operating assets	38,046	(4,627)
Change in liabilities	(15,669)	(41,633)
Tax benefit on stock options exercised	92	675
Other	—	417

Net cash provided (used) by operating activities	35,473	(23,575)

Investing activities:
Purchases of short-term investments	(5,198)	(14,959)
Additions to property and equipment	(3,012)	(5,572)
Product line acquisition	(2,300)	—
Proceeds from termination of interest rate swaps	1,406	—
Investment in affiliates	(25)	(113)
Other	668	409

Net cash used by investing activities	(8,461)	(20,235)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	426	499
Proceeds from exercise of stock options	475	2,577

Net cash provided by financing activities	901	3,076

Net increase (decrease) in cash	27,913	(40,734)

Cash and cash equivalents at beginning of period	263,585	234,622

Cash and cash equivalents at end of period	$291,498	$193,888

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein, other than the March 31, 2003, balance sheet, are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ending March 31, 2003, Form 10-K.  Net sales and operating results for the three-month period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

Certain prior-year amounts were reclassified to conform to current period presentation.

Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  The Company has elected the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which provide pro forma disclosure of earnings as if stock compensation were recognized on the fair value basis.

Had compensation costs for the Company’s two stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of Statement No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):

		Three Months Ended June 30,
		2003	2002

Net earnings (loss)
As reported		$(3,571)	$3,422
Less stock based compensation expense determined under fair value based methods, net of related tax effects		(886)	(1,217)
Pro forma		$(4,457)	$2,205
Earnings (loss) per share:
Basic	As reported	$(0.04)	$0.04
	Pro forma	$(0.05)	$0.03

Diluted	As reported	$(0.04)	$0.04
	Pro forma	$(0.05)	$0.03

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  No options were granted in the three-month periods ended June 30, 2003 and 2002.

Note 2.  Reconciliation of basic earnings (loss) per common share

In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Earnings (Loss) Per Share

(Dollars in thousands except per share data)

	For the three months ended June 30,
	2003			2002
	Income (numerator)	Shares (denominator)	Per– Share Amount	Income (numerator)	Shares (denominator)	Per– Share Amount

Basic EPS	$(3,571)	86,349,086	$(0.04)	$3,422	86,078,012	$0.04

Effect of dilutive securities:
Stock options	—	—	—	—	846,397	—
Put options	—	—	—	—	31,908	—
Diluted EPS	$(3,571)	86,349,086	$(0.04)	$3,422	86,956,317	$0.04

The three months ended June 30, 2003 and 2002, excluded potentially dilutive securities of approximately 3,474,000 and 36,000, respectively, in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At June 30, 2003, the Company had outstanding forward exchange contracts that mature within approximately nine months to purchase Mexican pesos with notional amounts of $45.6 million. The fair values of these contracts at June 30, 2003, totaled $0.8 million, which is recorded as a derivative asset on the Company’s balance sheet as prepaid and other current assets. During the next nine months, approximately $0.8 million of the gain on these contracts is expected to be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in other comprehensive gain (loss), net of taxes, of $2.3 million and ($6.3) million for the three months ended June 30, 2003 and 2002, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At June 30, 2003, the Company had outstanding forward exchange contracts that mature within approximately nine months to sell euros with notional amounts of $32.5 million. The fair values of these contracts at June 30, 2003, totaled $1.8 million, which is recorded as a derivative liability on the Company’s balance sheet as other current liabilities. During the next nine months, approximately $1.8 million of the loss on these contracts is expected to be charged to net sales. The impact of the changes in fair values of these contracts resulted in other comprehensive loss, net of taxes, of $1.2 million in the three months ended June 30, 2003.

Interest Rate Swaps

The Company entered into two interest rate swap contracts in April 2003 that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt, both of which were terminated for a $1.4 million gain in May 2003.

All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Note 4. Put Options

The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million of its common shares. The settlement of and premiums generated by put options have been accounted for as additional paid-in capital.

The Company had the maximum potential obligation to purchase 300,000 shares of its common stock at a weighted average purchase price of $9.50 ($8.75 net of put premiums received) for an aggregate of approximately $2.8 million at June 30, 2003. The put options are exercisable only at maturity, and the Company has the right to settle them through physical settlement or net share settlement using shares of the Company’s common stock. The put options matured in July 2003 and were not exercised. The Company will be required to adopt Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The Company believes the adoption of SFAS No. 150 will not significantly impact its financial results.

Note 5. Restructuring

A reconciliation of the beginning and ending liability balances for restructuring and impairment charges included in the liabilities section of the Consolidated Balance Sheet were as follows (dollars in thousands):

	June 30, 2003
	Personnel Reductions	Inventory Supply Agreement
Beginning of period	$800	$24,310
Costs charged to expense	292	—
Costs paid or settled	(800)	(1,708)
End of period	$292	$22,602

Note 6. Pension Plan

On June 30, 2003, the Company froze accrual of benefits of its domestic non-contributory pension plan, which covered employees in the United States who met its age and service requirements. The Company also enhanced some of the benefits in its defined contribution plan effective July 1, 2003. The curtailment loss was insignificant. The net effect of the changes will significantly reduce the accumulation of future pension obligations.

Note 7. Product Line Acquisition

On June 30, 2003, the Company acquired certain assets from Wilson Greatbatch Technologies, Inc (“GTI”). The $2.3 million cash purchase included the non-medical, high-voltage and high-temperature ceramic capacitor and EMI filter product lines of GTI’s Greatbatch-Sierra, Inc., subsidiary. The product lines were acquired as part of the Company’s strategic objective to broaden its high-performance capacitor solutions to support customers’ increasing technical requirements.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

From time to time, information provided by the Company, including but not limited to statements in this report or other statements made by or on behalf of the Company, may contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  Such statements involve a number of risks and uncertainties.  The Company’s actual results could differ materially from those discussed in the forward-looking statements.  The cautionary statements set forth in the Company’s 2003 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the Company’s unaudited Consolidated Financial Statements included herein. The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements in KEMET’s annual report on Form 10-K for the year ended March 31, 2003. The Company’s critical accounting policies are described under the caption “Critical Accounting Policies and Estimates” in Item 7 of KEMET’s annual report on Form 10-K for the year ended March 31, 2003.

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

The Company’s judgments are based on management’s assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in KEMET’s unaudited Consolidated Financial Statements. It is important that readers of these unaudited financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

Enhanced Strategic Plan

On July 2, 2003, KEMET announced a strategic plan to enhance the Company’s position as a global leader in passive electronic technologies. KEMET believes that there have been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened closely to its customers’ description of their future directions, and is aligning KEMET’s future plans closely with their plans. Building on the Company’s foundation of success in being the preferred supplier to the world’s most successful electronics manufacturers and distributors, KEMET is adapting so as to continue to succeed in the new global environment.

KEMET’s strategy has three foundations:

• Enhancing the Company’s position as the market leader in quality, delivery, and service through outstanding execution,

• Having a global mindset, with an increased emphasis on growing KEMET’s presence in Asia, and

• Accelerating the pace of innovations to broaden the Company’s product portfolio.

To execute this strategic plan, KEMET is reorganizing its operations around the world. Over the next two years, several KEMET facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. The Company currently has only a preliminary estimate of the cost and savings of this reorganization; additional information will be announced as it becomes available. KEMET estimates it will incur special charges of approximately $35 million over the period of the reorganization related to movement of manufacturing operations.  This will yield an approximate one-year payback based on estimated fiscal 2004 volumes, and a $50-60 million savings with volume recovery by fiscal 2006, when the reorganization is complete. In addition, there will be a special charge of approximately $15 million reflecting the change in status of the facilities that will be vacated through this move. The timing of the special charges is dependent on the timing of operational decisions, some of which have not yet been finalized, and on operational activities yet to occur.

KEMET in the United States

KEMET’s corporate headquarters will remain in Greenville, South Carolina, though individual functions will evolve to support global activities in Asia, Europe, and North America, either from Greenville or through locations in appropriate parts of the world.

Commodity manufacturing currently in the United States will be relocated to the Company’s lower-cost manufacturing facilities in Mexico and China. Approximately 650 production-related jobs in the United States will be impacted by this relocation over the next two years. Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

To accelerate the pace of innovations, the KEMET Innovation Center is being created. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that will keep the Company at the forefront of our customers’ product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center will be located in the Greenville, South Carolina, area.

KEMET in Mexico

KEMET believes its Mexican operations are among the finest and most cost efficient in the world, and they will continue to be the Company’s primary production facilities supporting North American and European customers. One of the strengths of KEMET Mexico is that it is truly a Mexican operation, including Mexican management and workers. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros will remain focused primarily on tantalum and polymer capacitors, and the facilities in Monterrey will continue to support ceramic capacitor lines.

KEMET in China

In recent years, low production costs and proximity to large, growing markets have caused many of KEMET’s key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support customers’ Asian operations. The Company’s initial China production facilities in Suzhou near Shanghai will be operational by the last quarter of calendar 2003. Manufacturing operations in China will grow rapidly, and KEMET anticipates that production capacity in China may be equivalent to Mexico within two to three years, with most of the equipment to support these operations being transferred from existing capacity in the United States or Mexico. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET’s objective of being a truly global company. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company’s customer base in Asia.

KEMET in Europe

KEMET will maintain and enhance its strong European sales and customer service infrastructure, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

Global Sales and Logistics

In recent years, it has become more complex to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities more globally. The growth of the electronics manufacturing services (EMS) industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. The most successful business models in the electronics industry are based on tightly integrated supply chain logistics to drive down costs. KEMET’s direct salaried sales force worldwide and a well-developed global logistics infrastructure distinguish it in the marketplace and will remain a hallmark of KEMET in meeting the needs of its global customers.

Product Line Acquisition

On June 30, 2003, the Company acquired certain assets from Wilson Greatbatch Technologies, Inc (“GTI”). The $2.3 million cash purchase included the non-medical, high-voltage and high-temperature ceramic capacitor and EMI filter product lines of GTI’s Greatbatch-Sierra, Inc., subsidiary. The product lines were acquired as part of the Company’s strategic objective to broaden its high-performance capacitor solutions to support customers’ increasing technical requirements.

Pension Plan

On June 30, 2003, the Company froze accrual of benefits of its domestic non-contributory pension plan, which covered employees in the United States who met its age and service requirements. The Company also enhanced some of the benefits in its defined contribution plan effective July 1, 2003. The curtailment loss was insignificant. The net effect of the changes will significantly reduce the accumulation of future pension obligations.

Chief Financial Officer

David E. Gable, CPA, 43, will be named Vice President and Chief Financial Officer, upon the retirement of current Senior Vice President and Chief Financial Officer D. Ray Cash on September 1, 2003. Mr. Cash’s retirement is the last of the senior management team that bought KEMET from Union Carbide in 1990 and subsequently took the company public in 1992. Mr. Gable has been KEMET’s Corporate Controller since 1998, and previously held several progressively responsible financial positions with Michelin North America. Earlier he had experience in public accounting. Mr. Gable received a Master in Business Administration from Clemson University and a Bachelors of Arts in Accounting and Mathematics from Anderson University.

RESULTS OF OPERATIONS

Comparison of the Three-Month Period Ended June 30, 2003, with the Three-Month Period Ended June 30, 2002:

Net Sales for the quarter ended June 30, 2003, decreased 15% to $105.4 million as compared to the same period last year. The decrease in net sales was attributable to lower prices for both tantalum and ceramic capacitors as unit volumes in the three-month period ended June 30, 2003, exceeded the volumes of the prior period by approximately 17%. Erosion in average selling prices, which commenced approximately twenty-seven months ago, more than offset the higher unit volumes in the current period. Average selling prices for the June 2003 quarter decreased approximately 4% from average selling prices for the March 2003 quarter. As industry unit volumes increase due to improving end demand, the Company believes that the decline in average selling prices should moderate to more normal annual declines of 6% to 8% per year.

Sales of surface-mount capacitors were $80.6 million for the quarter ended June 30, 2003, compared to $100.0 million for the same period last year, while sales of leaded capacitors were $24.8 million, versus $24.0 million during the same period last year. Globally, domestic sales decreased by 21% to $44.4 million during the three-month period ended June 30, 2003. Export sales decreased by 10% to $61.0 million during the three-month period ended June 30, 2003, compared to $68.0 million in the prior year’s first quarter.

Cost of sales for the quarter ended June 30, 2003, was $96.3 million as compared to $101.0 million for the same period last year. As a percentage of net sales, cost of sales was 91% for the quarter ended June 30, 2003, as compared to 81% for the prior-year period. Decreasing average selling prices resulted in an increase in the cost of sales as a percentage of net sales in the current year as compared to the same period last year.

Selling, general, and administrative expenses for the quarter ended June 30, 2003, were $13.5 million, or 12.9% of sales, as compared to $13.9 million, or 11.2% of sales, for the prior-year period. SG&A spending reflects the Company’s continuing commitment to invest in the long-term relationships with its customers. Selling, general, and administrative expenses increased as a percent of sales largely as the result of lower sales in the current period.

Research and development expenses for the quarter ended June 30, 2003, were $6.0 million as compared to $6.8 million for the prior comparable period. The spending reflects the Company’s continuing commitment to invest in the development of new products and technologies. As a percentage of sales, research and development expenses remained approximately equal for each period.

Operating loss for the quarter ended June 30, 2003, was $10.4 million compared to operating income of $2.5 million for the comparable period in the prior year. The operating loss in the current period resulted primarily from the aforementioned lower sales levels and the corresponding reduction in manufacturing margins versus the same period in the prior fiscal year.

Income tax expense (benefit) totaled ($6.3) million for the quarter ended June 30, 2003, compared to $1.8 million for the comparable period ended June 30, 2002. The benefit in the current year versus the prior-year expense was the result of the pre-tax loss in the current period versus pre-tax income in the prior-year period.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy its liquidity requirements primarily with funds provided by operations, the sale of short-term investments, and borrowings under its uncommitted Loan Agreement.

Cash and cash equivalents increased $27.9 million, from $263.6 million at March 31, 2003, to $291.5 million at June 30, 2003. KEMET generated $35.5 million and $0.9 million from operating and financing activities, respectively, and used $8.5 million from investing activities.

Cash from Operating Activities

 Cash flows from operating activities for the quarter ended June 30, 2003, generated $35.5 million compared to using $23.6 million in the prior year’s first quarter. The increase in cash in the current period was primarily a result of an income tax refund, resulting from loss carrybacks of $50.3 million and a reduction of inventory of $16.1 million partially offset by the net loss and changes in working capital accounts such as accounts receivable, accounts payable, and accrued expenses.

Cash from Investing Activities

Cash flows from investing activities for the quarter ended June 30, 2003, used $8.5 million compared to $20.2 million in the same period in the prior year. Purchases of short-term investments accounted for most of the change, as they were $5.2 million in the current period versus $15.0 million for the same period in the prior year. Capital expenditures in the current year will be primarily related to the reorganization and movement of manufacturing facilities to Mexico and China as discussed in the aforementioned Enhanced Strategic Plan section. The Company estimates its capital expenditures for fiscal 2004 to be approximately $40 million.

Cash from Financing Activities

Cash flows from financing activities for the quarter ended June 30, 2003, generated $0.9 million compared to $3.1 million in the same period in the prior year. A decrease in the proceeds from stock options exercised accounted for the decrease from the same period in the prior year.

During the three months ended June 30, 2003, the Company’s indebtedness did not change. As of June 30, 2003, the Company had unused availability under its uncommitted Loan Agreement with a bank for $50.0 million.

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through June 30, 2003, the Company made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization. Approximately 553,000 shares were subsequently reissued for the exercise of employee stock options. At June 30, 2003, the Company held approximately 1,547,000 treasury shares at a cost of $28.5 million and had outstanding put option obligations for approximately 0.3 million shares at a weighted average purchase price of approximately $9.50 per share ($8.75 net of put premiums received) for an aggregate of approximately $2.8 million under the purchase program. The put options are exercisable only at maturity and expire in July of 2003. The put options matured in July 2003 and were not exercised. The Company will be required to adopt Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The Company believes the adoption of SFAS No. 150 will not significantly impact its financial results.

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

Impact of Recently Issued Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes the adoption of SFAS No. 150 will not significantly impact its financial results.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative; in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions. The Company believes the adoption of SFAS No. 149 will not significantly impact its financial results.

Item 3.  Market Risk

Market risk disclosure included in the Company’s fiscal year ending March 31, 2003, Form 10-K, Part II, Item 7 A, is still applicable and updated through June 30, 2003 (see Note 3 of the Financial Statements).

Item 4. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)   Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the most recent fiscal quarter, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as reported above and in the Company’s fiscal year ending March 31, 2003, Form 10-K under the caption “Item 3.  Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.

Item 2.  Change in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on July 23, 2003.

(b)   Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees for director as listed in the definitive proxy statement of the Company dated as of June 19, 2003. The nominees were elected.

c)   Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

(i) Election of two Directors of the Company.

The proxy nominees for director as listed in the proxy statement were elected to serve three-year terms with the following vote:

Nominee	In Favor	Withheld
Dr. Jeffrey A. Graves	62,789,798	14,363,700
Charles E. Volpe	61,579,532	15,573,967

(ii) The ratification of the appointment of KPMG LLP as independent public accountants for the year ending March 31, 2004

In Favor	Against	Abstained
56,888,225	20,134,529	130,744

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

None.

(b)   On April 24, 2003, the Company filed a report on form 8-K of a press release made on April 21, 2003, that announced the annual and quarterly financial results for the periods ended March 31, 2003.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	KEMET Corporation

/s/ D. R. Cash
D. R. Cash
Senior Vice President and Chief Financial Officer