Form 10-Q
period 2003-09-30
KEMET CORP
filed 2003-11-10
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 2003.

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

YES   ☒     NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒     Yes   ☐   No

Common Stock Outstanding at: October 31, 2003

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,429,599

Part I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	September 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$267,577	$263,585
Short-term investments	34,428	—
Accounts receivable	55,903	45,418
Inventories:
Raw materials and supplies	69,816	91,333
Work in process	38,822	43,404
Finished goods	30,673	49,337
Total inventories	139,311	184,074
Income tax refund receivable	—	24,640
Prepaid expenses and other current assets	7,878	6,120
Deferred income taxes	30,933	23,947
Total current assets	536,030	547,784
Property and equipment, net	440,858	485,166
Intangible assets, net	43,216	41,560
Other assets	29,885	26,500
Total assets	$1,049,989	$1,101,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$29,956	$49,171
Accrued expenses	46,872	35,078
Income taxes payable	17,838	—
Total current liabilities	94,666	84,249
Long-term debt	100,000	100,000
Other non-current obligations	64,177	57,617
Deferred income taxes	42,118	65,869
Total liabilities	300,961	307,735

Stockholders’ equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,932,425 and 87,870,731 shares at September 30, 2003, and March 31, 2003, respectively	879	879
Additional paid-in capital	317,421	318,545
Retained earnings	460,064	506,915
Accumulated other comprehensive loss	(1,574)	(2,996)
Treasury stock, at cost (1,506,115 and 1,631,265 shares at September 30, 2003, and March 31, 2003, respectively)	(27,762)	(30,068)
Total stockholders’ equity	749,028	793,275
Commitments and contingencies

Total liabilities and stockholders’ equity	$1,049,989	$1,101,010

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Net sales	$100,084	$113,055	$205,446	$237,100

Operating costs and expenses:
Cost of goods sold	112,500	99,978	208,497	200,931
Loss on long-term supply contract	12,355	—	12,355	—
Selling, general and administrative	13,030	13,293	26,576	27,150
Research and development	5,907	6,936	11,870	13,715
Restructuring and impairment charges	28,549	13,696	28,841	13,696
Total operating costs and expenses	172,341	133,903	288,139	255,492

Operating loss	(72,257)	(20,848)	(82,693)	(18,392)

Other (income) and expense:
Interest income	(886)	(1,013)	(1,646)	(1,951)
Interest expense	1,666	1,571	3,238	3,118
Other income	(797)	(4,514)	(2,181)	(7,852)
Total other income	(17)	(3,956)	(589)	(6,685)

Loss before income taxes	(72,240)	(16,892)	(82,104)	(11,707)

Income tax benefit	(28,960)	(5,743)	(35,253)	(3,980)

Net loss	$(43,280)	$(11,149)	$(46,851)	$(7,727)

Net loss per share:
Basic	$(0.50)	$(0.13)	$(0.54)	$(0.09)
Diluted	$(0.50)	$(0.13)	$(0.54)	$(0.09)

Weighted-average shares outstanding:
Basic	86,403,086	86,163,766	86,376,086	86,120,855
Diluted	86,403,086	86,163,766	86,376,086	86,120,855

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six months ended September 30,
	2003	2002
Sources (uses) of cash:

Operating activities:
Net loss	$(46,851)	$(7,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, loss on long-term supply contract, and impairment charges	65,202	41,303
Gain on termination of interest rate swaps	(1,406)	—
Change in operating assets	51,829	16,827
Change in liabilities	(20,230)	(43,396)
Tax benefit on stock options exercised	160	709
Net cash provided by operating activities	48,704	7,716

Investing activities:
Purchases of short-term investments	(34,428)	(14,959)
Proceeds from maturity of short-term investments	—	14,959
Additions to property and equipment	(8,725)	(11,081)
Product line acquisition	(2,300)	—
Proceeds from termination of interest rate swaps	1,406	—
Investment in affiliates	(2,573)	(113)
Other	593	875
Net cash used in investing activities	(46,027)	(10,319)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	547	665
Proceeds from exercise of stock options	768	2,639
Net cash provided by financing activities	1,315	3,304

Net increase in cash and cash equivalents	3,992	701

Cash and cash equivalents at beginning of period	263,585	234,622

Cash and cash equivalents at end of period	$267,577	$235,323

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ending March 31, 2003, Form 10-K.  Net sales and operating results for the three- and six-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

Commencing in fiscal 2003, KEMET included depreciation and amortization as a component of its cost of inventories. When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventories and expensing them through cost of goods sold over time, as required by accounting principles generally accepted in the United States of America. Due to the significant decrease in inventories during the quarter ended September 30, 2003, the Company realized $5.7 million ($3.7 million after tax) less in cost in cost of goods sold that the Company would have realized during such quarter related to depreciation not previously capitalized had the Company previously capitalized depreciation and amortization in accordance with accounting principles generally accepted in the United States of America. As more fully described in the Company’s March 31, 2003 Form 10-K, the Company is capitalizing such costs under accounting principles generally accepted in the United States of America prospectively beginning in the first quarter of fiscal year 2003. The Company has considered the effect of this policy on current and prior financial statements and confirmed that this effect would not have resulted in any material changes to those financial statements.

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

Had compensation costs for the Company’s two stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of Statement No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share data):

		Three Months Ended September 30,		Six Months Ended September 30,
		2003	2002	2003	2002
Net loss
As reported		$(43,280)	$(11,149)	$(46,851)	$(7,727)
Less stock-based compensation expense determined under fair-value-based methods, net of related tax effects		(886)	(1,224)	(1,772)	(2,441)
Pro forma		$(44,166)	$(12,373)	$(48,623)	$(10,168)
Loss per share:
Basic	As reported	$(0.50)	$(0.13)	$(0.54)	$(0.09)
	Pro forma	$(0.51)	$(0.14)	$(0.56)	$(0.12)

Diluted	As reported	$(0.50)	$(0.13)	$(0.54)	$(0.09)
	Pro forma	$(0.51)	$(0.14)	$(0.56)	$(0.12)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  No options were granted in the three- and six-month periods ended September 30, 2003 and 2002.

Note 2.  Reconciliation of basic loss per common share

In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Loss Per Share

(Dollars in thousands except per share data)

	For the three months ended September 30,
	2003			2002
	Loss (numerator)	Shares (denominator)	Per– Share Amount	Loss (numerator)	Shares (denominator)	Per– Share Amount
Basic EPS	$(43,280)	86,403,086	$(0.50)	$(11,149)	86,163,766	$(0.13)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Diluted EPS	$(43,280)	86,403,086	$(0.50)	$(11,149)	86,163,766	$(0.13)

	For the six months ended September 30,
	2003			2002
	Loss (numerator)	Shares (denominator)	Per– Share Amount	Loss (numerator)	Shares (denominator)	Per– Share Amount
Basic EPS	$(46,851)	86,376,086	$(0.54)	$(7,727)	86,120,855	$(0.09)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Diluted EPS	$(46,851)	86,376,086	$(0.54)	$(7,727)	86,120,855	$(0.09)

The three and six months ended September 30, 2003, excluded potentially dilutive securities of approximately 3,650,000 and 3,660,000, respectively, and for the three and six months ended September 30, 2002, excluded potentially dilutive securities of approximately 3,170,000 and 3,180,000, respectively, in the computations of diluted loss per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At September 30, 2003, the Company had outstanding forward exchange contracts that mature within approximately twelve months to purchase Mexican pesos with notional amounts of $59.9 million. The fair values of these contracts at September 30, 2003, totaled $0.9 million, which is recorded as a derivative liability on the Company’s consolidated balance sheet as other current liabilities. During the next twelve months, it is estimated that approximately $0.9 million of the loss on these contracts would be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in other comprehensive loss, net of taxes, of $1.2 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively. The impact of the changes in fair values of these contracts resulted in other comprehensive income, net of taxes, of $1.1 million and $6.6 million loss for the six months ended September 30, 2003 and 2002, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At September 30, 2003, the Company had outstanding forward exchange contracts that mature within approximately six months to sell euros with notional amounts of $22.1 million. The fair values of these contracts at September 30, 2003, totaled $1.7 million, which is recorded as a derivative liability on the Company’s consolidated balance sheet as other current liabilities. During the next six months, approximately $1.7 million of the loss on these contracts is expected to be charged to net sales. The impact of the changes in fair values of these contracts resulted in other comprehensive income (loss), net of taxes, of $0.1 million and $(1.1) million in the three- and six-month periods ended September 30, 2003, respectively. No such forward contracts were outstanding during the corresponding periods in fiscal 2003.

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. At September 30, 2003, the fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $1.5 million and was recorded as a derivative asset on the Company’s consolidated balance sheet as other current assets. The mark-to-market of this derivative instrument resulted in other income of $1.5 million in the three- and six-month periods ended September 30, 2003.

The Company entered into two interest rate swap contracts in April 2003 that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt, both of which were terminated for a $1.4 million gain in May 2003.

All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Note 4. Put Options

The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million of its common shares. The Company does not anticipate any further stock purchases under this authorization and the last outstanding put options matured unexercised in July 2003. On July 1, 2003, the Company was required to adopt Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact its financial results.

Note 5. Restructuring and Impairment

A summary of the expenses aggregated in the consolidated statements of operations line Restructuring and Impairment Charges expensed in the quarters ended September 30, 2003 and 2002, were as follows (in millions):

	2003	2002
Manufacturing relocation and employee termination costs	$10.7	$9.1
Impairment of solid aluminum business line	17.8	—
Impaired assets associated with closing facilities	—	4.6
Restructuring and impairment charges	$28.5	$13.7

Quarter ended September 30, 2003

Manufacturing relocation and employee termination costs - These charges were incurred as part an Enhanced Strategic Plan (“Plan”) announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China. The Company estimates that it will incur approximately $35.0 million in total charges related to the Plan, which is targeted for completion in March 2005.

Impairment of solid aluminum business line - In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting the applications of solid aluminum capacitors. As a result, KEMET is reorganizing its solid aluminum capacitor business line. The Company recognized a $17.8 million non-cash charge related to the impairment of aluminum equipment and facilities and, currently, does not anticipate additional charges related to this product line.

Quarter ended September 30, 2002

Manufacturing relocation and employee termination costs - The Company made manufacturing and support personnel reductions associated with closing manufacturing facilities in Greenwood, South Carolina, and Matamoros, Mexico, of approximately 185 and 240 employees in the U.S. and Mexico, respectively.

Impaired assets associated with closing facilities - The impaired assets consisted of certain long-lived assets associated with the closing of a manufacturing facility in Greenwood, South Carolina.

Six-month periods ended September 30, 2003 and 2002

Restructuring and impairment charges were $28.8 million for the six-month period ended September 30, 2003, $0.3 million of which was incurred during the quarter ended June 30, 2003 representing employee termination costs.

All restructuring and impairment charges in the six month period ended September 30, 2002 were incurred in the three month period ended September 30, 2002.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the

Consolidated Balance Sheets were as follows (dollars in thousands):

Personnel Reductions
March 31, 2003	$800
Costs charged to expense	8,690
Costs paid or settled	(1,446)
September 30, 2003	$8,044

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

Note 7. Product Line Acquisition

On June 30, 2003, the Company acquired certain assets from Wilson Greatbatch Technologies, Inc (“GTI”). The $2.3 million cash purchase included the non-medical, high-voltage and high-temperature ceramic capacitor and EMI filter product lines of GTI’s Greatbatch-Sierra, Inc. subsidiary. The product lines were acquired as part of the Company’s strategic objective to broaden its high-performance capacitor solutions to support customers’ increasing technical requirements.

Note 8. Investment in Affiliate

On September 2, 2003, the Company announced an important step in its strategy to be on the leading edge of emerging technologies as it purchased a minority equity position of $2.5 million in Lamina Ceramics, Inc. (“Lamina Ceramics”), and entered into a business agreement with Lamina Ceramics to develop and commercialize high-performance, low-temperature co-fired ceramic-on-metal (“LTCC-M”) solutions for advanced electronic systems. Lamina Ceramics is a manufacturer of multilayer ceramic electronic packages, boards, and components, using proprietary LTCC-M technology.

Note 9. Long-term Supply Contract

The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar 2007. The Company records inventories at the lower of cost or market. Estimated future losses for the commitment to purchase tantalum at above-market prices under the contract were approximately $12.4 million. Accordingly, a charge for that amount was recorded in the periods ended September 30, 2003. The Company previously recorded $40.8 million lower of cost or market charges under this contract in the quarter ended December 31, 2002. A reconciliation of the beginning and ending liability balances included in the liabilities section of the Consolidated Balance Sheets were as follows (dollars in thousands):

Reductions
March 31, 2003	$24,310
Costs charged to expense	12,355
Costs paid or settled	(3,054)
September 30, 2003	$33,611

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of "Accumulated other comprehensive loss" in the Consolidated Balance Sheet are as follows (dollars in thousands):

	September 30, 2003	March 31, 2003
Unrealized loss on foriegn exchange contracts	$(1,723)	$(1,714)
Unrealized securities loss	—	(1,376)
Foriegn currency translation gain	149	94
	$(1,574)	$(2,996)

Other comprehensive loss was $43,280 and $11,645 for the three months ended September 30, 2003 and 2002, respectively. Other comprehensive loss was $45,429 and $14,585 for the six months ended September 30, 2003 and 2002, respectively. The primary difference between other comprehensive loss and net loss relates to unrealized losses on foreign exchange contracts and unrealized losses on available-for-sale securities.

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

Enhanced Strategic Plan

On July 2, 2003, KEMET announced its Enhance Strategic Plan (“Plan”) to enhance the Company’s position as a global leader in passive electronic technologies. KEMET believes that there have been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened closely to its customers’ description of their future directions, and is aligning KEMET’s future plans closely with their plans. Building on the Company’s foundation of success in being the preferred supplier to the world’s most successful electronics manufacturers and distributors, KEMET is adapting so as to continue to succeed in the new global environment.

KEMET’s strategy has three foundations:

• Enhancing the Company’s position as the market leader in quality, delivery, and service through outstanding execution,

• Having a global mindset, with an increased emphasis on growing KEMET’s presence in Asia, and

• Accelerating the pace of innovations to broaden the Company’s product portfolio.

To execute the Plan, KEMET is reorganizing its operations around the world. Over the next two years, several KEMET facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. The Company currently has only a preliminary estimate of the cost and savings of this reorganization; additional information will be announced as it becomes available. KEMET estimates it will incur special charges of approximately $35 million over the period of the reorganization related to movement of manufacturing operations.  This will yield an approximate one-year payback based on estimated fiscal 2004 volumes, and a $50-60 million savings with volume recovery by fiscal 2006, when the reorganization is complete. In addition, there will be special charges reflecting the change in status of the facilities that will be vacated through this move. The timing of the special charges is dependent on the timing of operational decisions, some of which have not yet been finalized, and on operational activities yet to occur.

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

KEMET in China

In recent years, low production costs and proximity to large, growing markets have caused many of KEMET’s key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support customers’ Asian operations. The Company’s initial China production facilities in Suzhou near Shanghai commenced shipments in October 2003. Manufacturing operations in China will grow rapidly, and KEMET anticipates that production capacity in China may be equivalent to Mexico within two to three years, with most of the equipment to support these operations being transferred from existing capacity in the United States or Mexico. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET’s objective of being a global company. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company’s customer base in Asia.

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

Organizational Changes

On October 23, 2003, the Company announced that James P. McClintock was named President and Chief Operating Officer. Dr. Jeffery Graves, Chief Executive Officer, previously held the title of President. Previously, Mr. McClintock was Vice President, Global Manufacturing, where he was responsible for worldwide manufacturing, including leading the start-up of the Company’s newest facility in Suzhou, China. He has been employed with KEMET for 24 years, with prior assignments in engineering, technology, and manufacturing. Mr. McClintock has a B.S. in Mechanical Engineering from North Carolina State University.

On October 23, 2003, the Company announced that William E. Bachrach was named Vice President and Chief Technology Officer. Previously Dr. Bachrach was Vice President, Business Development and Technology. Prior to KEMET, he was employed by General Electric Corporate Research and Development and later at the Power Systems Division in Schenectady, New York. Earlier he was an assistant professor in Civil Engineering and Engineering Mechanics at Columbia University. Dr. Bachrach has a B.S. in Mechanical Engineering from Purdue University, a M.S. and a Ph.D. in Theoretical and Applied Mechanics from Northwestern University, and a Management of Technology degree from MIT’s Sloan School of Management.

David E. Gable, CPA was named Vice President and Chief Financial Officer, upon the retirement D. Ray Cash on September 1, 2003. Mr. Cash’s retirement was the last of the senior management team that bought KEMET from Union Carbide in 1990 and subsequently took the Company public in 1992. Mr. Gable has been KEMET’s Corporate Controller since 1998, and previously held several progressively responsible financial positions with Michelin North America. Earlier he had experience in public accounting. Mr. Gable received a Masters of Business Administration from Clemson University and a Bachelor of Arts in Accounting and Mathematics from Anderson University.

New Directors

During the quarter, the Company added two new directors, Joseph D. Swann, President of Rockwell Automation Power Systems, and Frank G. Brandenberg, Corporate Vice President and Sector President of Northrop Grumman Corporation. Mr. Swann previously served as Senior Vice President of Rockwell Automation/Dodge. He earned a Bachelors of Science degree in ceramic engineering from Clemson University and a Masters of Business Administration from Case Western Reserve University.

Mr. Brandenberg previously was President and Chief Executive Officer of EA Industries, Inc. He received a Bachelors of Science degree in industrial engineering and a Masters of Science degree in operations research from Wayne State University and completed the Program for Management Development at the Harvard Business School.

Product Line Acquisition

On June 30, 2003, the Company acquired certain assets from Wilson Greatbatch Technologies, Inc (“GTI”). The $2.3 million cash purchase included the non-medical, high-voltage and high-temperature ceramic capacitor and EMI filter product lines of GTI’s Greatbatch-Sierra, Inc. subsidiary. The product lines were acquired as part of the Company’s strategic objective to broaden its high-performance capacitor solutions to support customers’ increasing technical requirements.

Investment in Affiliate

On September 2, 2003, the Company announced an important step in its strategy to be on the leading edge of emerging technologies as it purchased an equity position of $2.5 million in Lamina Ceramics, Inc. (“Lamina Ceramics”), and entered into a business agreement with Lamina Ceramics to develop and commercialize high-performance, low-temperature co-fired ceramic-on-metal (“LTCC-M”) solutions for advanced electronic systems. Lamina Ceramics is a manufacturer of multilayer ceramic electronic packages, boards, and components, using proprietary LTCC-M technology.

Special Charges

A summary of the special charges expensed in the quarters ended September 30, 2003 and 2002, were as follows (in millions):

	2003	2002
Manufacturing relocation and employee termination costs	$10.7	$9.1
Impairment of solid aluminum business line	17.8	—
Impaired assets associated with closing facilities	—	4.6
Subtotal - Restructuring and impairment charges	28.5	13.7
Loss on long-term supply contract	12.4	—
Cost of goods sold - inventory charges associated with closing facilities	5.6	3.3
Total special charges	$46.5	$17.0

Special Charges in the Quarter Ended September 30, 2003

Restructuring and impairment charges represent the charges associated with executing the aforementioned Plan the Company announced in July 2003 and asset impairment charges related to reorganizing the solid aluminum business line. Special charges also included a tantalum contractual commitment and inventory write offs. A description of the special charges by category follows:

Manufacturing relocation and employee termination costs - The Plan included moving manufacturing operations to low-cost facilities in Mexico and China. During the September 2003 quarter, approximately $8.4 million and $2.3 million of employee termination and equipment relocation costs, respectively, were incurred related to the Plan.

Impairment of solid aluminum business line - In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting the applications of solid aluminum capacitors. As a result, KEMET is reorganizing its solid aluminum capacitor business line. The Company recognized a $17.8 million non-cash charge related to the impairment of equipment and facilities. The Company believes it will realize savings of approximately $10 million annually once the restructuring is complete.

Loss on long-term supply contract - The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar 2007. The Company records inventory at the lower of cost or market. Estimated future losses for the commitment to purchase tantalum at above-market prices under the contract were approximately $12.4 million. Accordingly, a charge for that amount was recorded. The Company previously recorded $40.8 million lower of cost or market charges under this contract in the quarter ended December 31, 2002.

Inventory charges associated with closing facilities - Inventory charges represent inventory obsoleted or scrapped associated with the aforementioned impairment of the solid aluminum product line and were included in costs of goods sold.

Special Charges in the Quarter Ended September 30, 2002

Restructuring and impairment charges represent the closing of one manufacturing facility in Greenwood, South Carolina, and one of five manufacturing facilities in Matamoros, Mexico, which was announced in July 2002. These actions were part of cost-saving initiatives in response to the prolonged downturn in the electronics industry. A description of the special charges by category follows:

Manufacturing relocation and employee termination costs - The Company made manufacturing and support personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively.

Impaired assets associated with closing facilities - The impaired assets consisted of certain long-lived assets associated with the closing of a manufacturing facility in Greenwood, South Carolina.

Inventory charges associated with closing facilities - Inventory charges represent inventory obsoleted or scrapped associated with closing a facility in Greenwood, South Carolina and were included in costs of goods sold.

Special Charges in the Six-Months Ended September 30, 2003 and 2002

Restructuring and impairment charges were $28.8 million for the six-month period ended September 30, 2003, $0.3 million of which was incurred during the quarter ended June 30, 2003 representing employee termination costs.

All restructuring and impairment charges in the six month period ended September 30, 2002 were incurred in the three month period ended September 30, 2002.

RESULTS OF OPERATIONS

Comparison of the Three- and Six-Month Periods Ended September 30, 2003, with the Three- and Six-Month Periods Ended September 30, 2002

Net Sales for the quarter ended September 30, 2003, decreased 11% to $100.1 million as compared to the same period last year. The decrease in net sales was attributable to lower prices for both tantalum and ceramic capacitors as unit volumes in the three-month period ended September 30, 2003, exceeded the volumes of the prior period by approximately 55%. Net Sales for the six months ended September 30, 2003, decreased 13% to $205.4 million as compared to the same period last year. The decrease in net sales was attributable to lower prices for both tantalum and ceramic capacitors as unit volumes in the six-month period ended September 30, 2003, exceeded the volumes of the prior period by approximately 36%. Erosion in average selling prices, which commenced approximately 30 months ago, more than offset the higher unit volumes in the current period. Average selling prices for the September 2003 quarter decreased approximately 42% compared to average selling prices for the September 2002 quarter. As industry unit volumes increase due to improving end demand, the Company believes that the decline in average selling prices should moderate to more normal annual declines of 6% to 8% per year.

Net sales of surface-mount capacitors were $80.8 million and $161.3 million for the quarter and six months ended September 30, 2003, respectively, compared to $93.1 million and $193.0 million for the same periods last year. Net sales of leaded capacitors were $19.3 million and $44.1 million for the quarter and six months ended September 30, 2003, respectively, versus $20.0 million and $44.1 million during the same periods last year. Globally, export net sales decreased during the three- and six-month periods ended September 30, 2003, by 6% and 8% to $59.0 million and $120.0 million, respectively. Domestic net sales decreased during the three- and six-month periods ended September 30, 2003, by 19% and 35% to $41.1 million and $85.4 million during the three- and six-month periods ended September 30, 2003, respectively.

Cost of sales for the quarter and six months ended September 30, 2003, was $112.5 million and $208.5 million, respectively, as compared to $100.0 million and $200.9 million for the same periods last year. The aforementioned increase in units sold in the current year drove costs higher versus the prior comparable periods. Decreasing average selling prices resulted in an increase in the cost of sales as a percentage of net sales in the current periods as compared to the same periods last year.

Cost of sales in the current fiscal periods included $5.6 million of aluminum inventory obsoleted or scrapped as a part of the reorganization of the solid aluminum product line. In the prior fiscal periods, cost of sales included $3.3 million of inventory obsoleted or scrapped as part of the closing of the Greenwood manufacturing facility. Due to the significant decrease in inventories during the quarter ended September 30, 2003, the Company realized $5.7 million less in cost in cost of goods sold that the Company would have realized during such quarter related to depreciation not previously capitalized had the Company previously capitalized depreciation and amortization in accordance with accounting principles generally accepted in the United States of America. As more fully described in the Company’s March 31, 2003 Form 10-K, the Company is capitalizing such costs under accounting principles generally accepted in the United States of America prospectively beginning in the first quarter of fiscal year 2003. The Company has considered the effect of this policy on current and prior financial statements and confirmed that this effect would not have resulted in any material changes to those financial statements.

Selling, general, and administrative expenses for the quarter and six months ended September 30, 2003, were $13.0 million, or 13% of sales, and $26.6 million, or 13% of net sales, respectively, as compared to $13.3 million and $27.2 million for the same periods last year. SG&A spending reflects the Company’s continuing commitment to invest in long-term relationships with its customers. Selling, general, and administrative expenses increased as a percent of net sales largely as the result of lower net sales in the current periods.

Research and development expenses for the quarter and six months ended September 30, 2003, were $5.9 million, or 6% of net sales, and $11.9 million, or 6% of net sales, respectively, as compared to $6.9 million and $13.7 million for the same periods last year. The spending reflects the Company’s continuing commitment to invest in the development of new products and technologies. As a percentage of net sales, research and development expenses remained approximately equal for each period.

Operating losses for the quarter and six months ended September 30, 2003, were $72.3 million and $82.7 million, respectively, compared to operating losses of $20.8 million and $18.4 million, respectively, for the comparable periods in the prior year. The operating loss in the current periods resulted primarily from the aforementioned loss on the long-term supply contract, restructuring and impairment charges, and lower sales levels with a corresponding reduction in manufacturing margins versus the same period in the prior fiscal year.

Interest income was lower in the current periods versus the prior periods primarily due to lower interest rates in the current period. Other income was higher in the prior periods versus the current periods primarily due to gains on interest rate swap contracts marked-to-market in the prior period.

The income tax benefit totaled $29.0 million and $35.3 million for the quarter and six months ended September 30, 2003, respectively, compared to $5.7 million and $4.0 million, for the respective periods ended September 30, 2002. The increase in the benefit in the current periods was attributable to the increase in the pre-tax loss versus the prior year.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy its liquidity requirements primarily with cash and cash equivalents provided by operations, the sale of short-term investments, and borrowings under its uncommitted Loan Agreement.

Cash and cash equivalents increased $4.0 million, from $263.6 million at March 31, 2003, to $267.6 million at September 30, 2003. KEMET generated $48.7 million and $1.3 million from operating and financing activities, respectively, and used $46.0 million in investing activities in the six months ended September 30, 2003.

Cash from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2003, generated $48.7 million compared to $7.7 million in the prior year. The increase in cash in the current period was primarily a result of a $50.3 million income tax refund, resulting from loss carrybacks, and an inventory reduction of $44.8 million, partially offset by the net loss and changes in working capital accounts such as accounts receivable and accounts payable. The cash generated in the prior period was primarily the result of a $42 million decrease in inventory.

Cash from Investing Activities

Cash flows from investing activities for the six months ended September 30, 2003, used $46.0 million compared to $10.3 million in the same period in the prior year. The aforementioned acquisition of a product line and initial investment in an affiliated used $4.8 million in the current period. Purchases of short-term investments accounted for most of the change, as they were $34.4 million in the current period versus $15.0 million for the same period in the prior year. Capital expenditures in the current year will be primarily related to the reorganization and movement of manufacturing facilities to Mexico and China as discussed in the aforementioned Enhanced Strategic Plan section. The Company estimates its capital expenditures for fiscal 2004 to be approximately $40 million. Capital expenditures of $11.1 million accounted for cash used in the prior period.

Cash from Financing Activities

Cash flows from financing activities for the six months ended September 30, 2003, generated $1.3 million compared to $3.3 million in the same period in the prior year. A decrease in the proceeds from stock options exercised accounted for the decrease from the same period in the prior year.

During the six months ended September 30, 2003, the Company’s indebtedness did not change. As of September 30, 2003, the Company had unused availability under its uncommitted Loan Agreement with a bank for $50.0 million.

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through September 30, 2003, the Company made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization, and the last outstanding put options matured unexercised in July 2003. Approximately 594,000 shares were subsequently reissued for the exercise of employee stock options. At September 30, 2003, the Company held approximately 1,506,000 treasury shares at a cost of $27.8 million. The Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact its financial results.

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

Impact of Recently Issued Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not significantly impact the Company’s financial results.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative; in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not significantly impact financial results.

In January 2003, The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not impact financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ending March 31, 2003, Form 10-K, Part II, Item 7 A, is still applicable and updated through September 30, 2003 (see Note 3 of the Financial Statements).

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Item 2.  Change in Securities and Use of Proceeds.

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

(ii) The ratification of the appointment of KPMG LLP as independent public accountants for the year ending March 31, 2004:

In Favor	Against	Abstained
56,888,225	20,134,529	130,744

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

Exhibit 32.1 Section 1350 Certifications - Principal Executive Officer.

Exhibit 32.2 Section 1350 Certifications - Principal Financial Officer.

(b) On July 9, 2003, the Company furnished a report on Form 8-K of a press release made on July 2, 2003, that announced a strategic plan to enhance the Company’s position as a global leader in passive electronic technologies.

On July 24, 2003, the Company furnished a report on Form 8-K of a press release made on July 21, 2003, that announced quarterly financial results for the period ended June 30, 2003.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003

KEMET Corporation

/S/ David E. Gable
David E. Gable
Vice President and Chief
Financial Officer