Form 10-Q
period 2003-12-31
KEMET CORP
filed 2004-01-30
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended December 31, 2003.

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

YES   ☒     NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒    Yes  ☐   No

Common Stock Outstanding at: January 23, 2004

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,441,123

Part I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$219,154	$263,585
Short-term investments	9,207	—
Accounts receivable	55,521	45,418
Inventories:
Raw materials and supplies	64,857	91,333
Work in process	40,769	43,404
Finished goods	24,975	49,337
Total inventories	130,601	184,074
Income tax refund receivable	—	24,640
Prepaid expenses and other current assets	6,685	6,120
Deferred income taxes	29,716	23,947
Total current assets	450,884	547,784
Property and equipment, net	428,429	485,166
Investments in U.S. government marketable securities	72,945	—
Investments in affiliates	3,808	546
Intangible assets, net	44,592	41,560
Other assets	25,366	25,954
Total assets	$1,026,024	$1,101,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$33,945	$49,171
Accrued expenses	44,861	35,078
Income taxes payable	19,591	—
Total current liabilities	98,397	84,249
Long-term debt	100,000	100,000
Other non-current obligations	60,843	57,617
Deferred income taxes	32,007	65,869
Total liabilities	291,247	307,735

Stockholders’ equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,942,392 and 87,870,731 shares at December 31, 2003, and March 31, 2003, respectively	879	879
Additional paid-in capital	317,579	318,545
Retained earnings	446,992	506,915
Accumulated other comprehensive loss	(2,948)	(2,996)
Treasury stock, at cost (1,504,115 and 1,631,265 shares at December 31, 2003, and March 31, 2003, respectively)	(27,725)	(30,068)
Total stockholders’ equity	734,777	793,275
Commitments and contingencies

Total liabilities and stockholders’ equity	$1,026,024	$1,101,010

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Net sales	$111,335	$103,727	$316,781	$340,827

Operating costs and expenses:
Cost of goods sold	103,605	93,956	312,104	294,886
Loss on long-term supply contract	—	40,833	12,355	40,833
Selling, general and administrative	11,919	13,834	38,494	40,984
Research and development	6,297	5,615	18,167	19,330
Restructuring and impairment charges	8,788	—	37,629	13,696
Total operating costs and expenses	130,609	154,238	418,749	409,729

Operating loss	(19,274)	(50,511)	(101,968)	(68,902)

Other (income) and expense:
Interest income	(1,068)	(1,100)	(2,715)	(3,051)
Interest expense	1,502	1,602	4,740	4,719
Other	98	(2,945)	(2,083)	(10,796)
Total other (income) and expense	532	(2,443)	(58)	(9,128)

Loss before income taxes	(19,806)	(48,068)	(101,910)	(59,774)

Income tax benefit	(6,734)	(16,343)	(41,987)	(20,323)

Net loss	$(13,072)	$(31,725)	$(59,923)	$(39,451)

Net loss per share:
Basic	$(0.15)	$(0.37)	$(0.69)	$(0.46)
Diluted	$(0.15)	$(0.37)	$(0.69)	$(0.46)

Weighted-average shares outstanding:
Basic	86,434,209	86,099,656	86,395,460	86,113,737
Diluted	86,434,209	86,099,656	86,395,460	86,113,737

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine months ended December 31,
	2003	2002
Operating activities:
Net loss	$(59,923)	$(39,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, loss on long-term supply contract, and impairment charges	83,197	58,742
Gain on termination of interest rate swaps	(1,406)	(6,925)
Change in operating assets	64,351	35,539
Change in liabilities	(31,607)	9,121
Tax benefit on stock options exercised	212	728
Net cash provided by operating activities	54,824	57,754

Investing activities:
Purchases of short-term investments	(38,436)	(14,959)
Proceeds from maturity of short-term investments	29,229	14,959
Additions to property and equipment	(13,573)	(17,309)
Product line acquisition	(2,300)	—
Proceeds from termination of interest rate swaps	1,406	6,925
Investment in affiliates	(4,850)	(113)
Investment in U.S. government marketable securities	(73,041)	—
Other	920	916
Net cash used in investing activities	(100,645)	(9,581)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	679	903
Proceeds from exercise of stock options	711	2,668
Put option settlement	—	(3,726)
Proceeds from put options	—	225
Net cash provided by financing activities	1,390	70

Net increase (decrease) in cash and cash equivalents	(44,431)	48,243

Cash and cash equivalents at beginning of period	263,585	234,622

Cash and cash equivalents at end of period	$219,154	$282,865

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ending March 31, 2003, Form 10-K.  Net sales and operating results for the three- and nine-month periods ended December 31, 2003, are not necessarily indicative of the results to be expected for the full year.

Commencing in fiscal 2003, KEMET included depreciation and amortization as a component of its cost of inventories. When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventories and expensing them through cost of goods sold over time, as required by accounting principles generally accepted in the United States of America. Due to the significant decrease in inventories during the quarter ended September 30, 2003, the Company realized $5.7 million ($3.7 million after tax) less in cost in cost of goods sold than the Company would have realized during such quarter related to depreciation not previously capitalized had the Company previously capitalized depreciation and amortization in accordance with accounting principles generally accepted in the United States of America. As more fully described in the Company’s March 31, 2003, Form 10-K, the Company is capitalizing such costs under accounting principles generally accepted in the United States of America prospectively beginning in the first quarter of fiscal year 2003. The Company has considered the effect of this policy on current and prior financial statements and confirmed that this effect would not have resulted in any material changes to those financial statements.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

Certain prior-year amounts were reclassified to conform to current period presentation.

Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  The Company has elected the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which provide pro forma disclosure of earnings as if stock compensation were recognized on the fair-value basis.

Had compensation costs for the Company’s two stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of Statement No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (dollars in thousands except per share data):

		Three Months Ended December 31,		Nine Months Ended December 31,
		2003	2002	2003	2002
Net loss
As reported		$(13,072)	$(31,725)	$(59,923)	$(39,451)
Less stock-based compensation expense determined under fair-value-based methods, net of related tax effects		(1,022)	(1,108)	(2,794)	(3,548)
Pro forma		$(14,094)	$(32,833)	$(62,717)	$(42,999)
Loss per share:
Basic	As reported	$(0.15)	$(0.37)	$(0.69)	$(0.46)
	Pro forma	$(0.16)	$(0.38)	$(0.73)	$(0.50)

Diluted	As reported	$(0.15)	$(0.37)	$(0.69)	$(0.46)
	Pro forma	$(0.16)	$(0.38)	$(0.73)	$(0.50)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three and nine months ended December 31: expected life of 5 years for 2003 and 2002; a risk-free interest rate of .95% for 2003 and 2.8% for 2002; expected volatility of 54.1% for 2003 and 54.8% for 2002; and a dividend yield of 0.0% for both 2003 and 2002.

Note 2.  Reconciliation of basic loss per common share

In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Loss Per Share

(Dollars in thousands except per share data)

	For the three months ended December 31,
	2003			2002
	Loss (numerator)	Shares (denominator)	Per– Share Amount	Loss (numerator)	Shares (denominator)	Per– Share Amount
Basic EPS	$(13,072)	86,434,209	$(0.15)	$(31,725)	86,099,656	$(0.37)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Diluted EPS	$(13,072)	86,434,209	$(0.15)	$(31,725)	86,099,656	$(0.37)

	For the nine months ended December 31,
	2003			2002
	Loss (numerator)	Shares (denominator)	Per– Share Amount	Loss (numerator)	Shares (denominator)	Per– Share Amount
Basic EPS	$(59,923)	86,395,460	$(0.69)	$(39,451)	86,113,737	$(0.46)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Diluted EPS	$(59,923)	86,395,460	$(0.69)	$(39,451)	86,113,737	$(0.46)

The three and nine months ended December 31, 2003, excluded potentially dilutive securities of approximately 4,717,000 and 4,738,000, respectively, and for the three and nine months ended December 31, 2002, excluded potentially dilutive securities of approximately 4,084,000 and 4,094,000, respectively, in the computations of diluted loss per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At December 31, 2003, the Company had outstanding forward exchange contracts that mature within approximately fifteen months to purchase Mexican pesos with notional amounts of $72.7 million. The fair values of these contracts at December 31, 2003, totaled $0.9 million, which is recorded as a derivative liability on the Company’s consolidated balance sheet under current liabilities. During the next twelve months, it is estimated that approximately $0.7 million of the loss on these contracts would be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in other comprehensive gain (loss), net of taxes, of ($41,000) and $45,000 for the three months ended December 31, 2003 and 2002, respectively. The impact of the changes in fair values of these contracts resulted in other comprehensive income (loss), net of taxes, of $1.1 million and ($6.6) million for the nine months ended December 31, 2003 and 2002, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At December 31, 2003, the Company had outstanding forward exchange contracts that mature within approximately nine months to sell euros with notional amounts of $29.0 million. The fair values of these contracts at December 31, 2003, totaled $3.2 million, which is recorded as a derivative liability on the Company’s consolidated balance sheet under other current liabilities. During the next nine months, approximately $3.2 million of the loss on these contracts is expected to be charged to net sales. The impact of the changes in fair values of these contracts resulted in other comprehensive loss, net of taxes, of $1.0 million and $2.1 million in the three- and nine-month periods ended December 31, 2003, respectively. No such forward contracts were outstanding during the corresponding periods in fiscal 2003.

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. At December 31, 2003, the fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $0.9 million and was recorded as a derivative asset on the Company’s consolidated balance sheet under other current assets. The mark-to-market of this derivative instrument resulted in other income (loss) of ($0.1) million and $1.4 million in the three- and nine-month periods, respectively, ended December 31, 2003.

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

Note 5. Restructuring and Impairment

A summary of the expenses aggregated in the consolidated statements of operations line Restructuring and Impairment Charges expensed in the periods ended December 31, 2003 and 2002, were as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Manufacturing relocation and employee termination costs	$10.4	$—	$21.3	$9.1
Impairment of solid aluminum business line	(1.6)	—	16.3	—
Impaired assets associated with closing facilities	—	—	—	4.6
Restructuring and impairment charges	$8.8	$—	$37.6	$13.7

Periods ended December 31, 2003

Manufacturing relocation and employee termination costs - These charges were incurred as part of an Enhanced Strategic Plan (“Plan”) announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China. The Company estimates that it will incur approximately $35.0 million in total charges related to the Plan, which is targeted for completion in March 2005. Year-to-date employee termination costs were approximately $17.6 million ($8.9 million in the quarter ended December 31, 2003) and include charges related to the eventual relocation of approximately 650 production-related jobs from domestic operations as well as charges, primarily revisions in the contract with the Matamoros employee union, impacting approximately 850 employees in Mexico. Year-to-date equipment relocation costs of $3.7 million ($1.5 million in the quarter ended December 31, 2003) accounted for the balance of the charges.

Impairment of solid aluminum business line - In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting the applications of solid aluminum capacitors. As a result, KEMET is reorganizing its solid aluminum capacitor business line. Equipment disposals related to this product line generated $1.6 million more in cash than estimated and accounted the credit in the quarter ended December 31, 2003. The Company recognized a $16.3 million non-cash charge related to the impairment of aluminum equipment and facilities and, currently, does not anticipate additional charges related to this product line.

Periods ended December 31, 2002

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

All restructuring and impairment charges in the nine month period ended December 31, 2002, were incurred in the three-month period ended September 30, 2002.

Significant inventory charges to cost of goods sold of $5.6 million and $5.1 million were incurred in the periods ended December 31, 2003 and 2002, respectively. The 2003 charges represent inventory obsoleted or scrapped associated with the aforementioned impairment of the solid aluminum product line. The 2002 charges represent inventory obsoleted or scrapped associated with closing a facility in Greenwood, South Carolina and the loss on the sale of palladium contracts.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the

Consolidated Balance Sheets were as follows (dollars in thousands):

Personnel Reductions
March 31, 2003	$800
Costs charged to expense	17,606
Costs paid or settled	(9,285)
December 31, 2003	$9,121

Note 6. Pension Plan

On June 30, 2003, the Company froze accrual of benefits of its domestic non-contributory pension plan, which covered employees in the United States who met its age and service requirements. The Company also enhanced some of the benefits in its defined contribution plan effective July 1, 2003. The termination of the pension plan is anticipated to result in future savings of approximately $6 million per year.

The Company announced in December 2003 that it will terminate and distribute the assets of its defined benefit pension plan.  As a result, KEMET expects to incur a $50 million ($35 million after taxes) special charge, to be recognized in the quarter ending March 31, 2004.

Note 7. Acquisitions

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

On December 17, 2003, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois.  FELCO manufactures and sells industry-leading custom magnetic solutions. This $2.4 million acquisition broadens KEMET's product portfolio, leveraging KEMET's industry-leading capabilities in quality, delivery, and service to further penetrate customers in the military, aerospace, and industrial market segments. Approximately $1.3 million of goodwill was recorded as part of the transaction.

Note 8. Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies.  The debt securities, which consist of U.S. government marketable securities, are classified as held-to-maturity securities, mature in excess of one year, and are carried at amortized cost.  The effect of amortizing these securities is recorded in current earnings as interest income.

The Company’s equity investments in public companies are classified as available-for-sale securities and are carried at fair value with adjustments recorded net of tax in stockholders’ equity.  The available-for-sale securities are intended to be held for an indefinite period but may be sold in response to unexpected future events.  The Company has an equity investment with less than 20% ownership interest in a privately-held company.  The Company does not have the ability to exercise significant influence and the investment is accounted for under the cost method.

A summary of the components and carrying values of “Investments” in the Consolidated Balance Sheets is as follows (dollars in thousands):

	December 31, 2003	March 31, 2003
Equity investments:
Available-for-sale	$1,328	$546
Cost	2,480	—
U.S. government marketable securities	72,945	—
	$76,753	$546

Recorded value approximates fair value at December 31, 2003 and 2002.

Note 9. Long-term Supply Contract

The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar 2007. The Company records inventories at the lower of cost or market. Estimated future losses for the commitment to purchase tantalum at above-market prices under the contract were approximately $12.4 million. Accordingly, a charge for that amount was recorded in the periods ended September 30, 2003. The Company previously recorded a charge of $40.8 million based on a lower of cost or market valuation under this contract in the quarter ended December 31, 2002. A reconciliation of the beginning and ending balance included in the liabilities section of the Consolidated Balance Sheets were as follows (dollars in thousands):

Long-term Supply Contract
March 31, 2003	$24,310
Costs charged to expense	12,355
Costs paid or settled	(6,945)
December 31, 2003	$29,720

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows (dollars in thousands):

	December 31, 2003	March 31, 2003
Unrealized loss on foreign exchange contracts	$(2,681)	$(1,714)
Loss on marketable securities	(422)	(1,376)
Foreign currency translation gain	155	94
	$(2,948)	$(2,996)

Other comprehensive loss was $14,446 and $31,722 for the three months ended December 31, 2003 and 2002, respectively. Other comprehensive loss was $59,875 and $46,306 for the nine months ended December 31, 2003 and 2002, respectively. The primary difference between other comprehensive loss and net loss relates to unrealized losses on foreign exchange contracts and unrealized losses on available-for-sale securities.

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

Enhanced Strategic Plan

On July 2, 2003, KEMET announced its Enhanced Strategic Plan (“Plan”) to enhance the Company’s position as a global leader in passive electronic technologies. KEMET believes that there have been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened closely to its customers’ description of their future directions, and is aligning KEMET’s future plans closely with their plans. Building on the Company’s foundation of success in being the preferred supplier to the world’s most successful electronics manufacturers and distributors, KEMET is adapting so as to continue to succeed in the new global environment.

KEMET’s strategy has three foundations:

• Enhancing the Company’s position as the market leader in quality, delivery, and service through outstanding execution,

• Having a global mindset, with an increased emphasis on growing KEMET’s presence in Asia, and

• Accelerating the pace of innovations to broaden the Company’s product portfolio.

To execute the Plan, KEMET is reorganizing its operations around the world. Over the next two years, several KEMET facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. The Company currently has only a preliminary estimate of the cost and savings of this reorganization; additional information will be announced as it becomes available. KEMET estimates it will incur special charges of approximately $35 million over the period of the reorganization related to movement of manufacturing operations.  This will yield an approximate one-year payback based on unit volumes at the time of the announcement, and a $50-60 million savings with volume recovery by fiscal 2006, if unit growth continues as it has in recent quarters. In addition, there will be special charges reflecting the change in status of the facilities that will be vacated through this move. The timing of the special charges is dependent on the timing of operational decisions, some of which have not yet been finalized, and on operational activities yet to occur.

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

To accelerate the pace of innovations, the KEMET Innovation Center is being created. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that will keep the Company at the forefront of its customers’ product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center will be located in the Greenville, South Carolina, area.

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

All components of the plan are within their budgeted costs and are either ahead of schedule or projected to meet the original target date as of the date of this filing.

Pension Plan

On June 30, 2003, the Company froze accrual of benefits of its domestic non-contributory pension plan, which covered employees in the United States who met its age and service requirements. The Company also enhanced some of the benefits in its defined contribution plan effective July 1, 2003.

The Company announced on December 17, 2003 that it will terminate and distribute the assets of its defined benefit pension plan.  As a result, KEMET expects to incur a $50 million ($35 million after taxes) special charge, to be recognized in the quarter ending March 31, 2004. The termination of the pension plan is anticipated to result in future savings of approximately $6 million per year.

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

On October 23, 2003, the Company announced that Dr. William E. Bachrach was named Vice President and Chief Technology Officer. Previously Dr. Bachrach was Vice President, Business Development and Technology. Prior to KEMET, he was employed by General Electric Corporate Research and Development and later at the Power Systems Division in Schenectady, New York. Earlier he was an assistant professor in Civil Engineering and Engineering Mechanics at Columbia University. Dr. Bachrach has a B.S. in Mechanical Engineering from Purdue University, an M.S. and a Ph.D. in Theoretical and Applied Mechanics from Northwestern University, and a Management of Technology degree from MIT’s Sloan School of Management.

David E. Gable, CPA, was named Vice President and Chief Financial Officer upon the retirement of D. Ray Cash on September 1, 2003. Mr. Cash’s retirement was the last of the senior management team that bought KEMET from Union Carbide in 1990 and subsequently took the Company public in 1992. Mr. Gable has been KEMET’s Corporate Controller since 1998, and previously held several progressively responsible financial positions with Michelin North America. Earlier he had experience in public accounting. Mr. Gable received a Masters of Business Administration from Clemson University and a Bachelor of Arts in Accounting and Mathematics from Anderson University.

New Directors

During the quarter ended September 30, 2003, the Company added two new directors: Mr. Joseph D. Swann, President of Rockwell Automation Power Systems, and Mr. Frank G. Brandenberg, Corporate Vice President and Sector President of Northrop Grumman Corporation. Mr. Swann previously served as Senior Vice President of Rockwell Automation/Dodge. He earned a Bachelor of Science degree in ceramic engineering from Clemson University and a Masters of Business Administration from Case Western Reserve University.

Mr. Brandenberg previously was President and Chief Executive Officer of EA Industries, Inc. He received a Bachelor of Science degree in industrial engineering and a Masters of Science degree in operations research from Wayne State University and completed the Program for Management Development at the Harvard Business School.

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

Investment in Affiliates

On September 2, 2003, the Company announced an important step in its strategy to be on the leading edge of emerging technologies as it purchased an equity position of $2.5 million in Lamina Ceramics, Inc. (“Lamina Ceramics”), and entered into a business agreement with Lamina Ceramics to develop and commercialize high-performance, low-temperature co-fired ceramic-on-metal (“LTCC-M”) solutions for advanced electronic systems. Lamina Ceramics is a manufacturer of multilayer ceramic electronic packages, boards, and components using proprietary LTCC-M technology.

On December 17, 2003, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois.  FELCO manufactures and sells industry-leading custom magnetic solutions. This $2.4 million acquisition broadens KEMET's product portfolio, leveraging KEMET's industry-leading capabilities in quality, delivery, and service to further penetrate customers in the military, aerospace, and industrial market segments. Approximately $1.3 million of goodwill was recorded as part of the transaction.

Special Charges

A summary of the special charges expensed in the periods ended December 31, 2003 and 2002, were as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Manufacturing relocation and employee termination costs	$10.4	$—	$21.3	$9.1
Impairment of solid aluminum business line	(1.6)	—	16.3	—
Impaired assets associated with closing facilities	—	—	—	4.6
Subtotal - Restructuring and impairment charges	$8.8	$—	$37.6	$13.7
Loss on long-term supply contract	—	40.8	12.4	40.8
Cost of goods sold – primarily inventory charges	—	1.8	5.6	5.1
Total special charges	$8.8	$42.6	$55.6	$59.6

Special Charges in the Periods Ended December 31, 2003

Restructuring and impairment charges represent the charges associated with executing the aforementioned Plan the Company announced in July 2003 and asset impairment charges related to reorganizing the solid aluminum business line. Special charges also included a tantalum contractual commitment and inventory write offs. A description of the special charges by category follows:

Manufacturing relocation and employee termination costs - The Plan included moving manufacturing operations to low-cost facilities in Mexico and China. Approximately $8.9 million of employee termination costs were incurred in the quarter ended December 31, 2003, bringing the year-to-date total to $17.6 million. Approximately $1.5 million of equipment relocation costs were incurred in the quarter ended December 31, 2003, bringing the year-to-date total to $3.7 million.

Impairment of solid aluminum business line - In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting the applications of solid aluminum capacitors. As a result, KEMET is reorganizing its solid aluminum capacitor business line. Equipment disposals related to this product line generated $1.6 million more in cash than estimated and accounted the credit in the quarter ended December 31, 2003. The Company recognized a $16.3 million non-cash charge related to the impairment of equipment and facilities. The Company believes it will realize savings of approximately $10 million annually once the restructuring is complete.

Loss on long-term supply contract - The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar 2007. The Company records inventory at the lower of cost or market. Estimated future losses for the commitment to purchase tantalum at above-market prices under the contract were approximately $12.4 million. Accordingly, a charge for that amount was recorded in the quarter ended September 30, 2003. The Company previously recorded a charge of $40.8 million based on a lower of cost or market valuation under this contract in the quarter ended December 31, 2002.

Cost of goods sold – primarily inventory charges - Inventory charges represent inventory obsoleted or scrapped associated with the aforementioned impairment of the solid aluminum product line and were included in costs of goods sold in the quarter ended September 30, 2003.

Special Charges in the Periods Ended December 31, 2002

Loss on long-term supply contract - The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar 2007. The Company records inventory at the lower of cost or market. Estimated future losses for the commitment to purchase tantalum at above-market prices under the contract were approximately $40.8 million. Accordingly, a charge for that amount was recorded.

Cost of goods sold – primarily inventory charges - Inventory charges represent the loss on the sale of palladium contracts.

Restructuring and impairment charges, all incurred in the quarter ended September 30, 2002, represent the closing of one manufacturing facility in Greenwood, South Carolina, and one of five manufacturing facilities in Matamoros, Mexico, which was announced in July 2002. These actions were part of cost-saving initiatives in response to the prolonged downturn in the electronics industry. A description of the special charges by category follows:

Manufacturing relocation and employee termination costs - The Company made manufacturing and support personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively.

Impaired assets associated with closing facilities - The impaired assets consisted of certain long-lived assets associated with the closing of a manufacturing facility in Greenwood, South Carolina.

Cost of goods sold – primarily inventory charges - Inventory charges represent inventory obsoleted or scrapped associated with closing a facility in Greenwood, South Carolina, and were included in costs of goods sold.

RESULTS OF OPERATIONS

Comparison of the Three- and Nine-Month Periods Ended December 31, 2003, with the Three- and Nine-Month Periods Ended December 31, 2002

Net sales for the quarter ended December 31, 2003, increased 7% to $111.3 million as compared to the same period last year. The increase in net sales was attributable to higher unit volumes for both tantalum and ceramic capacitors. Unit volumes in the three-month period ended December 31, 2003, exceeded the volumes of the prior period by approximately 70%. This was the first time since the December 2000 quarter that net sales increased compared to the same quarter in the prior year. Average selling prices for the December 2003 quarter decreased approximately 36% compared to average selling prices for the December 2002 quarter. Net sales for the nine months ended December 31, 2003, decreased 7% to $316.8 million as compared to the same period last year. The decrease in net sales was attributable to lower prices for both tantalum and ceramic capacitors as unit volumes in the nine-month period ended December 31, 2003, exceeded the volumes of the prior period by approximately 48%. Erosion in average selling prices, which commenced approximately 33 months ago, more than offset the higher unit volumes in the current period.

As industry unit volumes increase due to improving end demand, the Company believes that the decline in average selling prices should moderate to more traditional annual declines of 6% to 8% per year. Accounting for the product mix between quarters, average selling prices slightly rose, sequentially, from the September 2003 quarter to the December 2003 quarter, which may indicate the transition to more normal price declines.

Net sales of surface-mount capacitors were $94.1 million and $255.5 million for the quarter and nine months ended December 31, 2003, respectively, compared to $85.6 million and $278.7 million for the same periods last year. Net sales of leaded capacitors were $17.2 million and $61.3 million for the quarter and nine months ended December 31, 2003, respectively, versus $18.1 million and $62.1 million during the same periods last year. Globally, export net sales increased (decreased) during the three- and nine-month periods ended December 31, 2003, by 8% and (3)% to $68.2 million and $188.1 million, respectively. Domestic net sales increased (decreased) during the three- and nine-month periods ended December 31, 2003, by 6% and (13)% to $43.1 million and $128.6 million, respectively.

Cost of sales for the quarter and nine months ended December 31, 2003, was $103.6 million and $312.1 million, respectively, as compared to $94.0 million and $294.9 million for the same periods last year. The aforementioned increase in units sold in the current fiscal year drove costs higher versus the prior comparable periods. Decreasing average selling prices resulted in an increase in the cost of sales as a percentage of net sales in the current periods as compared to the same periods last year.

Cost of sales in the current year-to-date fiscal period included $5.6 million of aluminum inventory obsoleted or scrapped as a part of the reorganization of the solid aluminum product line. Due to the significant decrease in inventories during the quarter ended September 30, 2003, the Company realized $5.7 million less in cost in cost of goods sold than the Company would have realized during such quarter related to depreciation not previously capitalized had the Company previously capitalized depreciation and amortization in accordance with accounting principles generally accepted in the United States of America. As more fully described in the Company’s March 31, 2003, Form 10-K, the Company is capitalizing such costs under accounting principles generally accepted in the United States of America prospectively beginning in the first quarter of fiscal year 2003. The Company has considered the effect of this policy on current and prior financial statements and confirmed that this effect would not have resulted in any material changes to those financial statements. In the prior fiscal periods, cost of sales in the quarter ended December 31, 2002, included $1.8 million in losses related to the sale of palladium contracts and year-to-date cost of sales included $3.3 million of inventory obsoleted or scrapped in the quarter ended September 30, 2002, as part of the closing of the Greenwood manufacturing facility.

Selling, general, and administrative expenses for the quarter and nine months ended December 31, 2003, were $11.9 million, or 11% of net sales, and $38.5 million, or 12% of net sales, respectively, as compared to $13.8 million and $41.0 million for the same periods last year. SG&A spending reflects the Company’s continuing commitment to invest in long-term relationships with its customers. Selling, general, and administrative expenses decreased as a percent of net sales largely as the result of higher net sales and lower costs in the current quarter compared to the same quarter in the prior fiscal year.

Research and development expenses for the quarter and nine months ended December 31, 2003, were $6.3 million, or 6% of net sales, and $18.2 million, or 6% of net sales, respectively, as compared to $5.6 million and $19.3 million for the same periods last year. The spending reflects the Company’s continuing commitment to invest in the development of new products and technologies. As a percentage of net sales, research and development expenses remained approximately equal for each period.

Operating losses for the quarter and nine months ended December 31, 2003, were $19.3 million and $102.0 million, respectively, compared to operating losses of $50.5 million and $68.9 million, respectively, for the comparable periods in the prior year. The operating loss in the current periods resulted primarily from the aforementioned loss on the long-term supply contract, restructuring and impairment charges, and reduction in manufacturing margins versus the same period in the prior fiscal year. The operating loss in the prior periods resulted primarily from the aforementioned loss on the long-term supply contract, restructuring and impairment charges, and reduction in manufacturing margins.

Interest income was lower in the current periods versus the prior periods primarily due to lower interest rates in the current period. Other income was higher in the prior periods versus the current periods primarily due to gains on interest rate swap contracts marked-to-market in the prior periods.

The income tax benefit totaled $6.7 million and $42.0 million for the quarter and nine months ended December 31, 2003, respectively, compared to $16.3 million and $20.3 million for the respective periods ended December 31, 2002. The variance in the benefit between periods was attributable to the difference in the pre-tax loss. The Company fully utilized the ability to carry-back net operating losses for income tax purposes.  Net operating losses not carried back will be carried forward, to offset future income. The ability to realize the tax benefits of the net operating loss carry forwards may be limited based on a number of factors, the primary one being profitability.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy its liquidity requirements primarily with cash and cash equivalents provided by operations, the sale of short-term investments, and borrowings under its uncommitted Loan Agreement.

The Company invested $72.9 million of cash and cash equivalents in U.S. government securities with maturities greater than one year during the quarter ended December 31, 2003, decreasing the cash and cash equivalent balance to $219.2 million, from $263.6 million at March 31, 2003. KEMET generated $54.8 million and $57.8 million from operating activities, $1.4 million and $0.1 million from financing activities, and used $100.6 million and $9.6 million in investing activities in the nine months ended December 31, 2003 and 2002, respectively.

Cash from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2003, generated $54.8 million compared to $57.8 million in the prior year. The increase in cash in the current period was primarily a result of approximately $51 million in federal income tax refunds, resulting from tax loss carry-backs, and an inventory reduction of $54.1 million, partially offset by the net loss and changes in working capital accounts such as accounts receivable and accounts payable. The increase in cash in the prior period was primarily a result of $32.2 million in federal income tax refunds, resulting from tax loss carry-backs, and an inventory reduction of $66.2 million, partially offset by the net loss and changes in working capital accounts such as accounts receivable and accounts payable.

Cash from Investing Activities

Cash flows from investing activities for the nine months ended December 31, 2003, used $100.6 million compared to $9.6 million in the same period in the prior year. In the nine months ended December 31, 2003, the aforementioned $73 million purchase of U.S. government securities with maturities greater than one year during the quarter ended December 31, 2003, accounted for most of the change. These investments were made with the intent to yield higher interest income. Other major uses of cash in the current period included $13.6 million in additions to property and equipment and $9.2 million net invested in short-term investments. In the nine months ended December 31, 2002, most of the period’s activity was attributed to capital expenditures of $17.3 million partially offset by a $6.9 million gain from the termination of interest rate swaps.

Capital expenditures in the current year will be primarily related to the reorganization and movement of manufacturing facilities to Mexico and China as discussed in the aforementioned Enhanced Strategic Plan section. The Company currently estimates its capital expenditures for fiscal 2004 to be approximately $25 million.

Cash from Financing Activities

Cash flows from financing activities for the nine months ended December 31, 2003, generated $1.4 million compared to $0.1 million in the same period in the prior year. The settlement of a put option in the prior period primarily accounted for the decrease in cash provided in fiscal 2002 versus fiscal 2003.

During the nine months ended December 31, 2003, the Company’s indebtedness did not change. The Company was in compliance with the covenants under its $100 million long-term debt as of the most recent reporting period. As of December 31, 2003, the Company had unused availability under its uncommitted Loan Agreement with a bank for $50.0 million.

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through December 31, 2003, the Company had made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization, and the last outstanding put options matured unexercised in July 2003. Approximately 596,000 shares were subsequently reissued for the exercise of employee stock options. At December 31, 2003, the Company held approximately 1,504,000 treasury shares at a cost of $27.7 million. The Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact its financial results.

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

Impact of Recently Issued Accounting Standards

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits” (“SFAS No. 132”). SFAS No. 132 retains the disclosures required by the original SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Revised SFAS No. 132, responding to concerns expressed by users of financial statements for the need for more information about pension plans, requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost defined benefit pension plans and other defined postretirement benefits. Generally, SFAS No. 132 is effective for beginning of the fiscal years ending after December 15, 2003 with some provisions effective in fiscal years commencing after June 15, 2004. The Company is currently assessing the impact of the adoption of SFAS No. 132.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not significantly impact the Company’s financial results.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative; in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not significantly impact financial results.

In December 2003, the FASB revised Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not impact financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ending March 31, 2003, Form 10-K, Part II, Item 7 A, is still applicable and updated through December 31, 2003 (see Note 3 of the Financial Statements).

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Item 1.  Legal Proceedings

Other than as reported above and in the Company’s fiscal year ending March 31, 2003, Form 10-K under the caption “Item 3.  Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.

Item 2.  Change in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

Exhibit 32.1 Section 1350 Certifications - Principal Executive Officer.

Exhibit 32.2 Section 1350 Certifications - Principal Financial Officer.

(b) On October 10, 2003, the Company furnished a report on Form 8-K of a press release made on October 1, 2003, that announced two new members of the board of directors.

On October 15, 2003, the Company furnished a report on Form 8-K of a press release made on October 7, 2003, that announced approximate net sales and an estimate of special charges for the quarter ended September 30, 2003.

On October 24, 2003, the Company furnished a report on Form 8-K of a press release made on October 20, 2003, that announced quarterly financial results for the period ended September 30, 2003.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 30, 2004

KEMET Corporation

/S/ David E. Gable
David E. Gable
Vice President and Chief
Financial Officer