Form 10-K
period 2004-03-31
KEMET CORP
filed 2004-06-08
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 0-20289

KEMET Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-0923789 (IRS Employer Identification No.)
2835 KEMET Way, Simpsonville, South Carolina (Address of principal executive offices)	29681 (Zip Code)

Registrant’s telephone number, including area code: (864) 963-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒  Yes  ☐  No

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of September 30, 2003, computed by reference to the closing sale price of the registrant’s Common Stock was approximately $1,019,128,600.

Number of shares of each class of Common Stock outstanding as of May 31, 2004:  Common Stock, $.01 Par Value 86,496,284

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the definitive Proxy Statement relating to the annual meeting of Stockholders to be held on July 21, 2004: Part III

PART I

ITEM 1.   BUSINESS

General

KEMET Corporation which together with its subsidiaries is referred to herein as “KEMET” or the “Company” is one of the world’s largest manufacturers of tantalum and multilayer ceramic capacitors (“MLCC”) and solid aluminum capacitors, based on net sales for the calendar year ending December 31, 2003. In the year ended March 31, 2004 (“fiscal year 2004”), KEMET generated net sales of $433.9 million, down 3% from $447.3 million in fiscal year 2003. In fiscal year 2004, total net sales were broken down geographically as follows: North American sales were approximately 49%, Asian sales were approximately 32%, and European sales were approximately 19%. During fiscal year 2004, the Company shipped approximately 27.1 billion capacitors.

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

Since its divestiture from Union Carbide Corporation (“UCC”) in December 1990, KEMET’s business strategy is to be the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers (“OEM”), Electronics Manufacturing Services providers (“EMS”), and electronics distributors. The Company’s customers include Alcatel, Arrow Electronics, Avnet, Celestica, Compaq, Dell, Delphi, Flextronics, Hewlett-Packard, IBM, Intel, Jabil, Jaco, Lucent Technologies, Motorola, Nokia, Pioneer, Qualcomm, Sanmina-SCI, Siemens, Solectron, TTI, and Visteon. KEMET reaches these customers through a direct, salaried sales force that calls on customer locations around the world.

Background of Company

KEMET’s operations began in 1919 as a business of UCC to manufacture component parts for vacuum tubes. In the 1950s, Bell Laboratories invented solid-state transistors along with tantalum capacitors and other passive components necessary for their operation. As vacuum tubes were gradually replaced by transistors, the Company changed its manufacturing focus from vacuum tube parts to tantalum capacitors. The Company entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, the Company was the United States’ market leader in tantalum capacitors. In 1969, the Company began production of ceramic capacitors as one of approximately 35 United States manufacturers.

The current Company was formed in 1990 by certain members of the Company’s management at the time, Citicorp Venture Capital, Ltd. (“CVC”), and other investors that acquired the outstanding common stock of KEMET Electronics Corporation from UCC.

Public Offerings, Recapitalization, and Stock Purchases

In October 1992, the Company completed an initial public offering of its common stock and a related recapitalization to simplify its capital structure. In June 1993, the Company completed an additional public offering of common stock and used the net proceeds to reduce outstanding indebtedness.

In January 2000, the Company sold 6,500,000 shares of its common stock in a public offering for $142.6 million in net cash proceeds after deducting underwriting fees and offering expenses. The net proceeds were used to repay outstanding debt under the Company’s short-term credit facility and to fund capital expenditures. Included in the offering were 2,193,220 shares sold by a stockholder of the Company which were shares of non-voting common stock that were converted into common stock on a share-for-share basis.

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2004, the Company had made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization. Approximately 615,000 treasury stock shares were subsequently reissued in connection with the exercise of employee stock options. At March 31, 2004, the Company held approximately 1,485,000 treasury shares at a cost of $27.4 million.

Stock Splits

In September 1995, the Company’s Board of Directors declared a two-for-one stock split whereby one additional common share, par value $.01, was issued for each common share outstanding to shareholders of record on September 13, 1995.

In May 2000, the Board of Directors declared a two-for-one stock split. The record date for the split was May 24, 2000, with distribution of the additional shares on June 1, 2000.

Outstanding Debt

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998. These Senior Notes have a final maturity date of May 4, 2010, with required principal payments beginning on May 4, 2006. In April 2002, the Company entered into an Offering Basis Loan Agreement (the “Agreement”) with a bank. The Agreement is an uncommitted credit facility which allows borrowings by the Company in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing.

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

KEMET manufactures a full line of capacitors, including tantalum, multilayer ceramic, and solid aluminum. Most customers buy both tantalum and ceramic capacitors from the Company. KEMET manufactures these types of capacitors in many different sizes and configurations. The Company produces surface-mount capacitors, which are attached directly to the circuit board without lead wires, and leaded capacitors, which are attached to the circuit board using lead wires.

The choice of capacitor dielectric is driven by the engineering specifications and application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, size, and cost. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Generally, ceramic capacitors are more cost-effective at lower capacitance values, tantalum capacitors are more cost-effective at higher capacitance values, and solid aluminum capacitors are expected to be more effective in special applications.

Management believes that sales of surface-mount capacitors, including multilayer ceramic, tantalum, and solid aluminum capacitors will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets because technological breakthroughs in electronics are regularly expanding the number and type of applications for these products.

Our Strategy

KEMET has used its position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of its customers. Key elements of the Company’s strategy include the following business objectives:

Maintaining Long-Term Customer Relationships.   KEMET continually seeks to maintain the number of business relationships it has with leading electronics companies and to increase the percentage of each key customer’s requirements which the Company supplies under these relationships. Key customers have moved toward long-term buying relationships with a limited number of capacitor manufacturers as a method to increase long-term quality and reduce the overall cost of acquiring component products. Key customers are demanding increased levels of service to provide ease of ordering, just-in-time delivery to multiple facilities, flexible scheduling, computerized paperless purchasing, specialized packaging, and a full breadth of product offerings. KEMET believes that it has responded to each of these customer needs and positioned the Company to capture a larger portion of OEM and EMS capacitor supply requirements. In addition, KEMET will continue to develop and expand preferred supplier relationships with its customers to ensure its ability to meet their rapidly changing demands. Preferred supplier and other similar long-term relationships accounted for more than 80% of KEMET’s net sales for fiscal year 2004.

Providing Product Breadth and Service Flexibility.   KEMET manufactures a full line of products with different specifications in order to respond to the needs of its customers. During fiscal year 2004, the Company shipped approximately 27.1 billion capacitors, with types being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking, and packaging.

KEMET believes that it is a market leader in reliable and timely delivery of capacitor products. As most key customers have moved to just-in-time inventory management, the timeliness and reliability of shipments by their suppliers have become increasingly important. The Company has designed its manufacturing facilities and order entry system to respond quickly to customer needs and has invested over $10 million in an easy-to-buy-from order entry system. KEMET’s order entry system provides on-line pricing, scheduled delivery dates, and accurate inventory information and provides a direct link between the Company and its major distributors.

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

Improving Current Products and Developing New Products.   KEMET’s customers increasingly look for greater capacitance in smaller products, higher frequency response for fast microprocessors, and lower resistance to extend battery life in portable electronics. To respond to its customers’ needs, the Company has several high-capacitance, high-frequency response product development initiatives.

In a capacitor, an insulator, or dielectric, separates two electrodes, one being an anode and the other a cathode. Positive charges in the anode are attracted to negative charges in the cathode, while the insulator keeps the charges separate allowing the capacitor to store electrons. The highest unit volumes of capacitors are ceramics, tantalums, or aluminums. Ceramic capacitors have low levels of capacitance, relative to tantalum and aluminum, but are very fast devices. Relative to ceramics and aluminums, tantalums provide the most capacitance per volume. Like tantalums, aluminums have a high level of capacitance while being faster than tantalums, but require more volume to provide the same level of capacitance as tantalums.

KEMET has created faster tantalum capacitors by using new organic cathode polymers obtained through a technical alliance with NEC Corporation. These high-capacitance, high-frequency-response organic tantalum capacitors are called KO-CAPs (KEMET Organic Capacitors). KEMET has also achieved faster tantalum capacitors by designing new architectures, called MATs (Multiple Anode Capacitors). KEMET introduced the world’s fastest tantalum capacitor, a KO-MAT, through combining new organic cathode polymers with new architecture to produce a multiple-anode organic tantalum capacitor.

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

Finally, through a technical alliance with Showa Denko K.K., KEMET has fast, high-capacitance solid aluminum capacitors which, unlike traditional aluminum capacitors, are truly surface mountable. These capacitors are called AO-CAPs (Aluminum Organic Capacitors) .

High-frequency electronics are evolving very rapidly. There are significant differences between the functional characteristics and the cost of tantalum, ceramic, and solid aluminum capacitors. Electronics designers choose from among these capacitor technologies based on the functional and cost requirements of specific applications. Most of KEMET’s competitors focus on one of these capacitor technologies. KEMET has the most complete line of capacitor technologies across the three primary capacitor types. KEMET wants to be positioned to provide the best solution to meet the customer’s needs, especially in high-frequency, high-capacitance applications, regardless of the capacitor technology chosen.

Remaining an Overall Low-cost Producer.   KEMET’s customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component manufacturers.

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

KEMET has manufacturing facilities in the Carolinas and Mexico. In July 2003, the Company announced a reorganization of its operations that will result in relocating commodity production facilities from the United States to low-cost locations in Mexico and China. A production facility opened in Suzhou, China, in October of 2003, and a second facility is scheduled to open in the autumn of 2004. The Company’s production facilities are highly integrated into a virtual factory through information technology. The Company has developed an industry-leading global logistics system to deliver parts with near-perfect on-time delivery to any customer location in the world.

Markets and Customers

KEMET’s products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, and aerospace industries. KEMET also sells an increasing number of its products to EMS providers, which also serve OEMs in these industries. The Company is not dependent on any one customer or group of related customers. Two customers each in fiscal 2004 and fiscal 2003 accounted for over 10% of the Company’s net sales. No customer accounted for more than 10% of sales in fiscal 2002. The Company’s top 50 customers accounted for approximately 96% of the Company’s net sales during fiscal year 2004.

The following table presents an overview of the diverse industries that incorporate the Company’s capacitors into their products and the general nature of those products.

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

KEMET produced a small percentage of its capacitors under military specification standards sold for both military and commercial uses. The Company does not sell any of its capacitors directly to the U.S. government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs that produce products principally for the military and aerospace industries accounted for less than 3% of its net sales during fiscal year 2004. Certain of the Company’s other customers may also purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

KEMET’s domestic sales, and most of its international sales, are made through the Company’s direct sales and customer service employees. The Company’s domestic sales staff is located in four regional offices, thirteen local offices, and eight satellite offices. A substantial majority of the Company’s international sales are made through three regional, three local, and eight satellite offices in Europe; eight locations in Asia; two locations in Canada; one location in Mexico; and one location in Brazil. The Company also has independent sales representatives located in Korea, Puerto Rico, and the United States.

KEMET markets and sells its products in its major markets with a direct sales force, in contrast to its competitors, which generally utilize independent commissioned representatives or a combination of representatives and direct sales employees. The Company believes its direct sales force creates a distinctive competence in the market place and has established strong relationships with its customers. With a global sales organization that is customer-based, KEMET’s direct sales personnel from around the world serve on KEMET Key Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility to specific customer locations, guided by an overall account strategy for each key customer.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 51%, 43%, and 33% of the Company’s net sales in fiscal years 2004, 2003, and 2002, respectively. In fiscal years 2004 and 2003, two distributors of passive components each accounted for more than 10% of net sales.

The Company’s distributor policy includes inventory price protection and “ship-from-stock and debit” programs common in the industry. The price protection policy protects the value of the distributors’ inventory in the event the Company reduces its published selling price to distributors. This program allows the distributor to debit the Company for the difference between KEMET’s list price and the lower authorized price for specific parts. The Company reserves for price protection when it is authorized. The ship-from-stock and debit program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction. The Company has established a financial reserve based on the amount of distributors’ inventory of the Company’s products. Each sale under this program requires specific authorization.

Sales by Geography

In fiscal 2004, total net sales were broken down geographically as follows: North American sales were approximately 49%, Asian sales were approximately 32%, and European sales were approximately 19%. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company’s capacitor market shares in European and Asian markets tend to be significantly lower than in the United States because some international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company’s export sales are made to foreign operations of U.S. manufacturers. A portion of the Company’s European sales are denominated in local currencies and the Euro; therefore, a significant appreciation of the U.S. dollar against such foreign currencies or the Euro would reduce the gross profit realized by the Company on its European sales as measured in U.S. dollars. Substantially all of the Company’s European export shipments are made duty-paid, free delivery as required by local market conditions (see note 9 to Consolidated Financial Statements).

Inventory and Backlog

Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, cancellations have not been significant to date.

The backlog of outstanding orders for the Company’s products was $69.0 million and $31.1 million at March 31, 2004 and 2003, respectively. The current backlog is expected to be filled during the first quarter of fiscal 2005. Most of the orders in the Company’s backlog may be cancelled by its customers, in whole or in part, although some may be subject to penalty.

Competition

The market for tantalum, ceramic, and aluminum capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs, and few import barriers. Competitive factors that influence the market for the Company’s products include product quality, customer service, technical innovation, pricing, and timely delivery. The Company believes that it competes favorably on the basis of each of these factors.

The Company’s major domestic competitors include AVX Corporation and Vishay Intertechnology, Inc., in the production of tantalum and ceramic capacitors. The Company’s major foreign competitors include Kyocera/AVX Corporation, Murata Manufacturing Company Ltd., Samsung Electronics Co. Ltd., TDK Corporation, Yageo, and Taiyo Yuden in the production of ceramic capacitors and NEC Corporation, EPCOS, Kyocera/AVX Corporation and Samsung Electronics Co. Ltd. in the production of tantalum capacitors.

Raw Materials

The most expensive raw materials used in the manufacture of the Company’s products are tantalum powder, palladium, and silver. These materials are considered commodities and are subject to price volatility. Tantalum powder is primarily purchased under long-term contracts, while palladium and silver are primarily purchased on the spot and forward markets, depending on market conditions. For example, if the Company believes that prices are likely to rise, it may purchase a significant amount of its annual requirements for forward delivery.

Tantalum powder is used in the manufacture of tantalum capacitors. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. During the fiscal years ended March 31, 2004 and 2003, the Company recorded $12.4 million and $40.8 million, respectively, of charges related to a tantalum inventory purchase commitment that exceeded market prices (See Critical Accounting Policies and Long Term Supply Agreement).

During fiscal 2001, the Company entered into a joint venture agreement with Australasian Gold Mines NL, which subsequently changed its name to Tantalum Australia NL (“TAA”), to establish an independent source of tantalum to meet the increasing demand for tantalum capacitors from key customers. KEMET also committed to acquire material from the joint venture. This transaction closed in April 2001, and included KEMET acquiring a ten percent equity interest in TAA. Upon successfully achieving the objective of establishing an independent source of tantalum material, KEMET relinquished its interest in the joint venture in exchange for the termination of its obligation to purchase material.

KEMET retained its equity interest in TAA, which has been diluted to less than nine percent on a fully-diluted basis.

Although palladium is presently found primarily in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase its palladium requirements. Although palladium required by the Company has generally been available in sufficient quantities, the limited number of suppliers could lead to higher prices, and the inability of the Company to pass any increase on to its customers could have an adverse effect on the margin of those products in which the metal is used. The Company continues to take actions to minimize the impact of future palladium price increases on its profit margins. The Company has a major product development initiative to shift from the production of MLCCs using palladium or silver electrodes to processes using base metal electrodes, such as nickel.

Silver and aluminum have generally been available in sufficient quantities, and the Company believes there are a sufficient number of suppliers from which the Company can purchase its requirements.

Patents and Trademarks

At March 31, 2004, the Company held 10 United States and 36 foreign patents and 13 United States and 79 foreign trademarks. The Company has entered into few licensing arrangements for technology or products as it believes that the success of its business is not materially dependent on the existence or duration of any patent, license, or trademark other than the name “KEMET.” The Company’s engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company’s manufacturing facilities and reduce costs.

Research and Development

Research and Development expenses were $24.4 million for fiscal year 2004 compared to $25.3 million for fiscal year 2003. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company’s products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

Environmental

The Company is subject to various Mexican, Chinese, and United States federal, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals used and generated in manufacturing electronic components. Based on the annual costs incurred by the Company over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect on the Company’s capital expenditures, earnings, or competitive position. The Company believes, however, that it is reasonably likely that the trend in environmental litigation, laws, and regulations will continue to be toward stricter standards. Such changes in the law and regulations may require the Company to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on the Company’s financial condition. See “Legal Proceedings” for a discussion of certain other environmental matters.

Employees

As of April 30, 2004, KEMET had approximately 8,800 employees, of whom approximately 1,400 were located in the United States, approximately 7,000 were located in Mexico, 300 in China, and the remainder were located in the Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 2,900 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico are denominated in pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company’s labor costs in Mexico.

Securities Exchange Act Reports

The Company maintains an Internet website at the following address: www.kemet.com. KEMET makes available on or through its Internet website certain reports and amendments to those reports that are filed with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. This information is available on the Company’s website free of charge as soon as reasonably practicable after KEMET electronically files the information with, or furnishes it to, the SEC.

ITEM 2.   PROPERTIES

KEMET is headquartered in Simpsonville, South Carolina, and has a total of 18 operating manufacturing plants and distribution centers located in the southeastern United States, Mexico, and China. The manufacturing operations are in Simpsonville and Fountain Inn, South Carolina; Shelby, North Carolina; Matamoros, Monterrey, and Ciudad Victoria, Mexico; and Suzhou, China, which opened in calendar 2003. The Company’s existing manufacturing and assembly facilities have approximately 2.4 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under the program is afforded certain duty and tax preferences and incentives on products brought back into the United States. The Company has operated in Mexico since 1969 and approximately 80% of its employees are located in Mexico. The Company’s Mexican facilities in Matamoros are located within five miles of Brownsville, Texas, with easy access for daily shipments of work-in-process and finished products. The Company also has manufacturing facilities in Monterrey that commenced operations in 1991. The Company constructed and put into production a new manufacturing plant in Monterrey in 1996. During fiscal year 2000, the Company began production in a new manufacturing facility for tantalum capacitors in Ciudad Victoria, Mexico. The Company’s manufacturing processes and standards, including compliance with applicable environmental and worker safety laws and regulations, are essentially identical in the United States and Mexico. The Company’s Mexican and Chinese operations, like its United States operations, have won numerous quality, environmental, and safety awards.

Most of the Company’s manufacturing and assembly facilities produce one product or a family of closely related products. Management believes that this focused approach to manufacturing allows each facility to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which leads to overall reduced costs.

The Company has developed just-in-time manufacturing and sourcing systems. These systems enable the Company to meet customer requirements for faster deliveries while minimizing the need to carry significant inventory levels. The Company continues to emphasize flexibility in all of its manufacturing operations to improve product delivery response times.

Management believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

The following table provides certain information regarding the Company’s principal facilities:

Location	Square Footage	Type of Interest	Description of Use	Date Constructed Acquired or First Occupied by Company
Simpsonville, South Carolina(1)	372,000	Owned	Manufacturing/ Headquarters	1963
Matamoros, Mexico(1)	291,000	Owned	Manufacturing	1985
Monterrey, Mexico(2)	275,000	Owned	Manufacturing	1991
Ciudad Victoria, Mexico	259,000	Owned	Manufacturing	1999
Fountain Inn, South Carolina	249,000	Owned	Manufacturing	1985
Monterrey, Mexico	229,000	Owned	Manufacturing	1996
Greenwood, South Carolina(3)	132,000	Owned	Idle—Listed for Sale	1981
Mauldin, South Carolina	129,000	Owned	Manufacturing	1971
Suzhou, China(4)	127,000	Leased	Manufacturing	2003
Shelby, North Carolina	123,000	Owned	Manufacturing	1981
Mauldin, South Carolina	80,000	Leased	Distribution/ Storage	1976
Matamoros, Mexico(3)	68,000	Owned	Idle—Listed for Sale	1977
Brownsville, Texas	60,000	Leased	Shipping/ Distribution	1992

(1)          Includes four separate manufacturing facilities.

(2)          Includes two separate manufacturing facilities.

(3)          Manufacturing facilities, one in Matamoros, Mexico, and the Greenwood, South Carolina, facility were closed as part of cost savings initiatives in fiscal 2003.

(4)          Includes two separate manufacturing facilities, one became operational in the latter half of calendar 2003 and one which is planned for future operations. The Company entered into an agreement for a third facility that is being constructed.

ITEM 3.   LEGAL PROCEEDINGS

The Company has periodically incurred, and may continue to incur, liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”) and analogous state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a potentially responsible party (“PRP”) at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a “de minimis” party and does not expect its total exposure to be material. In addition, UCC, the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with UCC in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company’s financial condition or results of operations. In connection with the acquisition in 1990, UCC agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

The Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers’ compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company’s quarter ended March 31, 2004.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol KEM. The Company had approximately 31,700 stockholders as of June 1, 2004, of which approximately 400 were stockholders of record. The following table represents the high and low sale prices of the Common Stock for the periods indicated:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$10.78	$7.55	$22.40	$17.30
Second Quarter	13.95	9.69	17.75	8.05
Third Quarter	14.29	11.80	11.50	6.13
Fourth Quarter	16.70	12.88	9.53	7.10

The Company has not declared or paid any cash dividends on its Common Stock since the initial public offering in October 1992. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the capital requirements, operating results, and financial condition of the Company. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources” contained in this Form 10-K for fiscal year 2004.

ITEM 6.   SELECTED FINANCIAL DATA

The following table summarizes our selected historical consolidated financial information for each of the last five years. The selected financial information under the captions “Income Statement Data,” “Per Share Data,” “Balance Sheet Data,” and “Other Data” shown below has been derived from the Company’s audited Consolidated Financial Statements. This table should be read in conjunction with other consolidated financial information of KEMET, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, included elsewhere herein. The data set forth below may not be indicative of KEMET’s future financial condition or results of operations (see Item 7 “Safe Harbor Statement”).

	Fiscal Years Ended March 31,
	2004(1)	2003(1)	2002(1)	2001	2000
	Dollars in thousands except per share data
Income Statement Data:
Net sales	$433,882	$447,332	$508,555	$1,406,147	$822,095
Operating income (loss)	(159,014)	(97,002)	(40,365)	566,986	124,315
Interest income	(3,847)	(3,818)	(9,809)	(16,713)	(2,079)
Interest expense	6,472	6,097	6,736	7,507	9,135
Net earnings (loss)	$(111,975)	$(55,988)	$(27,289)	$352,346	$70,119
Per Share Data:
Net earnings (loss) per share—basic	$(1.30)	$(0.65)	$(0.32)	$4.05	$0.87
Net earnings (loss) per share—diluted	$(1.30)	$(0.65)	$(0.32)	$4.00	$0.85
Weighted-average shares outstanding
—basic	86,412,281	86,167,563	85,773,763	86,930,965	80,650,376
—diluted	86,412,281	86,167,563	85,773,763	88,181,118	82,411,634
Balance Sheet Data:
Total assets	$969,808	$1,101,010	$1,171,714	$1,366,530	$927,256
Working capital	313,731	463,535	454,776	460,055	260,154
Long-term debt	100,000	100,000	100,000	100,000	100,000
Other non-current obligations	61,623	57,617	48,926	51,084	54,757
Stockholders’ equity	684,478	793,275	855,045	886,176	547,456
Other Data:
Cash flow from provided by (used in) operating activities	$38,452	$43,710	$(34,219)	$392,440	$183,052
Capital expenditures	25,835	22,197	78,546	210,559	82,009
Research and development	24,449	25,268	26,334	27,145	24,910

(1)          Includes special charges of $108.9 million, $75.9 million, and $55.7 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively, which are described in Item 7 under Results of Operations.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that the Company believes is useful in understanding KEMET’s operating results, cash flows, and financial condition for the three years ended March 31, 2004. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Safe Harbor Statement” and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

Overview

KEMET Corporation is one of the world’s largest manufacturers of tantalum, multilayer ceramic capacitors, and solid aluminum capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

The Company’s business strategy is to generate revenues by being the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. The Company reaches these customers through a direct, salaried sales force that calls on customer locations around the world. In fiscal 2004, total net sales were broken down geographically as follows: North American sales were approximately 49%, Asian sales were approximately 32%, and European sales were approximately 19%.

The Company manufactures capacitors in the United States, Mexico, and China. Commodity manufacturing in the United States is being relocated (see “Enhanced Strategic Plan”) to the Company’s lower-cost manufacturing facilities in Mexico and China. Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

The market for tantalum, ceramic, and aluminum capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs, and few import barriers. Competitive factors that influence the market for the Company’s products include product quality, customer service, technical innovation, pricing, and timely delivery. The Company believes that it competes favorably on the basis of each of these factors.

Electronic products are in a long-term growth phase as evidenced by the proliferation of cellular phones, personal computers, and consumer electronics. The growth of the capacitor industry, however, has been cyclical, and lower average selling prices for capacitors have corresponded with the long-term growth in units. The following is an illustration (it does not represent an actual time period, actual quantities, actual prices, etc.) of the dynamics within the capacitor industry:

Average Selling Prices (“ASPs”)—Capacitor average selling prices have trended down over the long-term growth period. KEMET estimates the historical average annual decrease in ASPs to be approximately 5% to 6%. This, in turn, requires the Company to effectively manage costs to remain competitive. An example of this is the Company’s decision to move the manufacture of commodity manufacturing to low-cost locations. (See “Enhanced Strategic Plan”)

Cyclicality—Periods of significant expansion and correction have marked the long-term growth of the capacitor market.

Expansion periods—Expansion periods usually offer the opportunity for the Company to exercise more control over ASPs as industry capacity utilization is high. Customer demand often exceeds the available supply. Firm or higher pricing combined with higher volumes cause this to be the most profitable part of the cycle for the industry, and the industry generally adds capacity during this period.

Correction periods—Correction periods usually offer the opportunity for the customer to exercise more control over average selling prices as industry capacity exceeds customer demand. Lower pricing combined with lower volumes during this period cause this to be the least profitable part of the cycle for the industry.

The fiscal year ended March 31, 2001 represented a cyclical peak, and the Company reported record revenues and profits of $1.4 billion and $352.3 million, respectively. During such an expansion period, the Company is challenged with meeting demand and not over expanding capacity, which it may not be able to bring on line until after the expansion. The increase in demand requires maintaining higher raw material inventory levels at higher prices, which challenges the Company to increase inventory turnover as well as managing inventory to a reasonable level to reduce issues such as obsolescence, particularly when the expansion ends.

The three fiscal years following fiscal year 2001; fiscal year 2002, fiscal year 2003, and fiscal year 2004, represent what the Company considers an unprecedented correction phase of the long-term growth trend. Demand decreased markedly and the quarterly decline in ASPs was often in excess of the historical average annual decrease. During such a correction period, the Company is challenged with aligning costs with the reduced stream of revenues. The Company must remain financially sound with sufficient financial liquidity to not only operate effectively during the correction phase but also have the financial wherewithal to react when the next expansion cycle begins. During this correction phase, the Company initiated a number of initiatives (see Fiscal Year 2004 Special Charges, Fiscal Year 2003 Special Charges, and Fiscal Year 2002 Special Charges) to meet these challenges.

At March 31, 2004, the Company had $271.3 million of cash and short and long-term investments. KEMET intends to satisfy both its short-term and long-term liquidity requirements primarily with cash and cash equivalents provided by operations, the sale of investments, and borrowings under its uncommitted Loan Agreement.

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

KEMET’s strategy has three foundations:

•       Enhancing the Company’s position as the market leader in quality, delivery, and service through outstanding execution;

•       Having a global mindset, with an increased emphasis on growing KEMET’s presence in Asia; and

•       Accelerating the pace of innovations to broaden the Company’s product portfolio.

To execute the Plan, KEMET is reorganizing its operations around the world. Over the next eighteen months, several KEMET facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET estimates it will incur special charges of approximately $35 million over the period of the reorganization related to movement of manufacturing operations. This will yield an approximate one-year payback based on unit volumes at the time of the announcement, and a $50-60 million savings with volume recovery by fiscal 2006, if unit growth continues as it has in recent quarters. In addition, there will be special charges reflecting the change in status of the facilities that will be vacated through this move. The timing of the special charges is dependent on the timing of operational decisions, some of which have not yet been finalized, and on operational activities yet to occur. See Fiscal Year 2004 Special Charges under Results of Operations.

KEMET in the United States

KEMET’s corporate headquarters will remain in Greenville, South Carolina, though individual functions will evolve to support global activities in Asia, Europe, and North America, either from Greenville or through locations in appropriate parts of the world.

Commodity manufacturing currently in the United States will be relocated to the Company’s lower-cost manufacturing facilities in Mexico and China. Approximately 650 production-related jobs in the United States will be impacted by this relocation over the next eighteen months. Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

To accelerate the pace of innovations, the KEMET Innovation Center was created. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that will keep the Company at the forefront of its customers’ product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center will be located in the Greenville, South Carolina, area.

KEMET in Mexico

KEMET believes its Mexican operations are among the most cost efficient in the world, and they will continue to be the Company’s primary production facilities supporting North American and European customers. One of the strengths of KEMET de Mexico is that it is truly a Mexican operation, including Mexican management and workers. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros will remain focused primarily on tantalum capacitors, and the facilities in Monterrey will continue to support ceramic capacitor lines.

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

All components of the plan are within their original cost estimates and are expected to be completed within twenty-four months of the date of this filing.

Critical Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. The following identifies a number of policies which require significant judgments or estimates.

The Company’s estimates and assumptions are based on historical data and other assumptions that KEMET believes are reasonable in the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

The judgments are based on management’s assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in the Consolidated Financial Statements. It is important that a reader of the financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

KEMET’s management believes the following critical accounting policies contain the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

INVENTORIES.   Inventories are valued at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value. The valuation of inventories requires management to make estimates. For instance, units shipped decreased substantially after fiscal 2001 and reduced the turnover of finished goods inventories. The Company computes an obsolescence reserve by gauging the current demand for a specific product, comparing it with historical trends, and taking into account general economic conditions. The Company also must assess the prices at which it believes the finished goods inventory can be sold compared to its cost. A sharp decrease in unit demand could adversely impact earnings as the reserve estimates could increase. Conversely, a sharp increase in unit demand could favorably impact earnings as the reserve estimates could decrease.

The net realizable value of raw materials purchased under long-term supply contracts also requires significant judgments by management. In fiscal 2004 and 2003, the Company recorded losses totaling $53.2 million related to tantalum raw material. In fiscal 2004, the Company recorded a $12.4 million charge for the estimated future losses for the commitment to purchase tantalum at above-market prices under a tantalum supply agreement. In fiscal 2003, the Company wrote down approximately $16.4 million in on-hand inventory of tantalum powder and wire and approximately $24.4 million related to contractual commitments to purchase tantalum powder and wire at prices above market through calendar year 2006. This was done because the current market prices of tantalum were substantially below the prices carried in tantalum raw materials inventory, which the Company committed to purchase tantalum in the future under a long-term contract. These actions involved significant judgments on the part of the Company, including determining the amount of losses, their timing, and their amount.

The determination was made after management concluded that the substantial fall-off in the demand for tantalum capacitors was likely to continue for the foreseeable future. Combining this assessment with the worldwide overcapacity in tantalum production, KEMET could not foresee when tantalum prices might recover from their currently depressed levels. This determination was made after it was apparent that customers’ inventory levels had dropped without any effect on the demand or pricing for tantalum capacitors and after the settlement of tantalum pricing litigation as described in Note 10: Commitments. Although the Company believes that the losses as well as their timing were appropriate under the circumstances, visibility for future demand and pricing is limited and the judgments made by management necessarily involved subjective assessments.

The net realizable value of current tantalum inventory and the losses with respect to future tantalum commitments were calculated based on current market prices for tantalum. There is no established market on which tantalum raw materials are regularly traded and quoted. The Company based its determination of current market price on quotations from suppliers of these materials. In quantifying the charges that were recorded against future purchase commitments, the Company assumed, for lack of another benchmark, that current market prices would continue through 2006, when KEMET’s purchase commitments end. Had other assumptions on current and future prices for tantalum been made, the amount of the inventory losses against purchase commitments would have been different.

If tantalum prices were to recover in the future, the Company would not reverse the write-downs recorded on raw materials inventory or the charges that were recorded against the purchase commitments, so that the cost of materials will continue to reflect these losses regardless of future price increases in tantalum. This could have the effect of increasing the earnings in future periods from what they would have been had KEMET not taken these actions until future raw material prices were known with certainty. If tantalum prices experience further declines, as they did in fiscal year 2004, the Company could also be required to incur further losses.

ASSET IMPAIRMENT—GOODWILL and LONG-LIVED-ASSETS.   KEMET adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are to be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142.

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit, as defined under SFAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company’s common stock and the premiums offered to obtain controlling interest for companies in the electronics industry. Downward movement in either stock prices or premiums paid for controlling interest in the electronics industry could have a material effect on the fair value of goodwill in future measurement periods. On an ongoing basis, KEMET expects to perform its impairment tests during the first quarter of each fiscal year and when otherwise warranted. In accordance with SFAS No. 142, KEMET completed the transitional goodwill impairment test upon adoption on April 1, 2002, and completed its annual goodwill impairment test in the first quarter of fiscal 2004 and 2003, none of which indicated impairment.

As of March 31, 2004, KEMET had unamortized goodwill in the amount of $30.5 million.

For the impairment or disposal of long-lived assets, KEMET follows the guidance as prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization would be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of.

Tests for the recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, periods of operation, projections of sales, cost of good sold, and capital spending. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value.

As a result of these factors, a test for recoverability of the Company’s tantalum and ceramic assets was performed. The estimated future undiscounted cash flows expected to be generated by these assets was consistent with the tests of recoverability discussed above. The results of the test for recoverability indicated that the estimated future undiscounted cash flows exceeded the carrying amount of the long-lived asset and therefore, no impairment exists.

Future changes in assumptions may negatively impact future valuations. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company’s financial condition and operating results.

REVENUE RECOGNITION.   Revenue is recognized when a product is shipped. A portion of sales is made to distributor customers, which under certain conditions, allows for returns of overstocked inventory and provides protection against price reductions initiated by the Company. At the time sales to distributors are recorded, allowances are also recognized against net sales for estimated product returns and price protection. Historical distributor returns and price adjustments on both a consolidated level and on an individual distributor level as well as the general economic climate are considered in determining the allowances. These procedures require the exercise of significant judgments, but the Company believes they reasonably estimate future credits for returns and price adjustments. Variations in these assumptions could have a significant effect on the amounts reported through the Consolidated Statements of Operations.

PENSION AND OTHER POST-RETIREMENT BENEFITS.   KEMET engages an independent actuarial firm to perform an actuarial valuation of the fair values of its post-retirement plans’ benefit obligations. Management provides the actuarial firm with certain assumptions that have a significant effect on the fair value of the obligations such as the:

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

Management understands that these assumptions directly impact the actuarial valuation of the obligations recorded on the Consolidated Balance Sheets and the income or expense that flows through the Consolidated Statements of Operations.

Management bases its assumptions on either historical or market data that it considers reasonable in the circumstances. Variations in these assumptions could have a significant effect on the amounts reported through the Consolidated Statements of Operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) became law in the United States. The Act introduces a prescription drug benefit under

Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company believes its Plan is not actuarially equivalent to the Medicare prescription drug benefit and any impact or benefit from the Act will not be significant. The measurement date used to determine postretirement benefits is March 31.

The Company froze accrual of benefits of its domestic non-contributory pension plan on June 30, 2003. Prior to the end of fiscal year 2004, KEMET terminated and liquidated its defined benefit pension plan and, as a result, recognized $50.4 million in pension settlement charges. The termination of the pension plan is anticipated to result in future savings of $6 million per year. KEMET continues to provide other defined contribution retirement plans to its employees.

TAXES.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate. Management believes that it has adequately provided for its future tax consequences based upon current facts and circumstances and current tax law. However, should management’s tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported through the Consolidated Statements of Operations.

The carrying value of the Company’s net deferred tax assets (future tax benefits expected to be realized ) assumes that KEMET will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain foreign tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to reduce the value of the deferred tax assets resulting in additional income tax expense.

Management believes that it is more likely than not that the U.S. deferred tax assets will not be realized, based on the scheduled reversal of deferred tax liabilities, the recent history of cumulative losses, and the insufficient evidence of projected future taxable income to overcome the loss history. Management has provided a valuation allowance related to any benefits from income taxes resulting from the application of a statutory tax rate to the net operating losses. Management evaluates the deferred tax assets on a periodic basis and assesses the need for additional valuation allowances.

Results of Operations

The following table sets forth for the periods indicated certain of the Company’s financial data as a percentage of revenue:

	Fiscal Years ended March 31,
	2004	2003	2002
Net sales	100%	100%	100%
Operating costs and expenses:
Cost of goods sold	95	88	82
Loss on long-term supply contract	3	9	—
Selling, general, and administrative expenses	12	12	11
Research and development	6	6	5
Pension settlement charges	12	—	—
Restructuring and impairment charges	9	7	10
Operating loss	(37)	(22)	(8)
Other (income) and expense:	—	(2)	—
Loss before income taxes	(36)	(20)	(8)
Income tax benefit	(11)	(7)	(3)
Net loss	(26)%	(13)%	(5)%

The following table sets forth for the periods indicated certain of the Company’s financial data for each fiscal year the percentage increase or (decrease) in such item from the preceding fiscal year:

	Fiscal Years ended March 31,
	2004	2003
Net sales	(3)%	(12)%
Operating costs and expenses:
Cost of goods sold	6	(6)
Loss on long-term supply contract	(70)	—
Selling, general, and administrative expenses	(6)	—
Research and development	(3)	(4)
Pension settlement charges	—	—
Restructuring and impairment charges	28	(36)
Operating loss	64	140
Other (income) and expense:	(93)	2,595
Loss before income taxes	80	116
Income tax benefit	45	137
Net loss	100%	105%

Comparison of Fiscal Year 2004 to Fiscal Year 2003

Net sales for fiscal year 2004 were $433.9 million, of which $2.4 million resulted from acquisitions made during fiscal year 2004. Fiscal year 2004 net sales less the acquisitions were $431.5 million, which represented a 4% decrease from fiscal year 2003 net sales of $447.3 million. The decrease in net sales was primarily attributable to a 35% decline in capacitor average selling prices (“ASPs” or “ASP”) with the balance being product mix. Unit volumes increased 54% to approximately 27.1 billion units from approximately 17.6 billion units in fiscal year 2003. ASPs historically decreased approximately 5% to 6% annually. During fiscal year 2003 and the first half of fiscal year 2004, ASP decreases significantly exceeded their historical averages. During the last six months of fiscal year 2004, ASPs moderated or slightly increased. Based on the ASP activity during the latter half of fiscal year 2004, the Company does not expect ASPs to decrease at the rate they did during fiscal year 2004.

Cost of goods sold for the fiscal year ended March 31, 2004, was $414.0 million as compared to $392.1 million for the fiscal year ended March 31, 2003. Cost of goods sold for the fiscal year ended March 31, 2004, net of cost of sales related to acquisitions and depreciation not previously capitalized (see next paragraph) was $419.7 million as compared to $392.1 million for the fiscal year ended March 31, 2003, a 7% increase. The increase in cost of goods sold was not commensurate with the increase in unit volumes, which increased 54% in fiscal year 2004 versus fiscal year 2003. The Company believes many of the actions it initiated or carried out during fiscal years 2004, 2003, and 2002 (See Fiscal Year 2004 Special Charges, Fiscal Year 2003 Special Charges, and Fiscal Year 2002 Special Charges) resulted in lower costs and more efficient operations and accounted for the relatively low percentage increase in cost of sales versus the higher increase in volumes. In addition, manufacturing throughput increased in fiscal year 2004 as higher volumes resulted in the absorption of fixed costs over more units versus fiscal year 2003.

Commencing in fiscal year 2003, KEMET included depreciation and amortization as a component of its cost of inventories, as required by accounting principles generally accepted in the United States of America. When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventories and expensing them through cost of goods sold over time. Due to the significant decrease in inventories during the fiscal year ended March 31, 2004, cost in cost of goods sold was reduced by $9.3 million compared to the amount the Company would have realized during the fiscal year related to depreciation not previously capitalized had the Company previously capitalized depreciation and amortization. The Company has considered the effect of this change in policy on current and prior consolidated financial statements and confirmed that had the Company adopted this policy previously, it would not have resulted in any material changes to those consolidated financial statements.

Research and development expenses were $24.4 million for fiscal year 2004, compared to $25.3 million for fiscal year 2003. These costs reflect the Company’s continuing commitment to the development and introduction of new products, such as the addition of 67 tantalum parts announced in March 2004 and the launch of its commercial grade high voltage ceramic surface mount capacitor product line in May 2004, along with the improvement of product performance and production efficiencies.

Special charges for the fiscal year ended March 31, 2004, were $108.9 million as compared to $75.9 million for the prior fiscal year. The following table reflects the charges in both fiscal years (in millions):

	Fiscal Year Ended March 31,
	2004	2003	Change
Impaired long-lived assets	$16.3	$4.6	$11.7
Employee termination and manufacturing relocation costs	24.2	27.1	(2.9)
Subtotal—Restructuring and impairment charges	40.5	31.7	8.8
Loss on long-term supply contract	12.4	40.8	(28.4)
Pension settlement charges	50.4	—	50.4
Cost of goods sold—primarily inventory charges	5.6	3.4	2.2
Total special charges	$108.9	$75.9	$33.0

(The italics correspond to a classification found on the Statements of Operations.)

The charges are explained in detail by quarter for both fiscal year 2004 and 2003 later in this section.

The operating loss for the fiscal year ended March 31, 2004, was $159.0 million compared to $97.0 million in the prior year. The increase in operating loss from the prior year was principally from a combination of the aforementioned lower sales levels, corresponding reduction in manufacturing margins, and increased special charges.

Other income decrease from in fiscal year 2004 compared to fiscal year 2003 primarily as the result of $7.8 million of gains on the termination of swap contracts in fiscal year 2003 versus $4.4 million in fiscal year 2004.

The effective tax rate for fiscal year 2004 was 29.3%, resulting in a tax benefit of $46.4 million. This compares to an effective tax rate of 36.3% for fiscal year 2003 that resulted in a tax benefit of $31.9 million. The decrease in the tax benefit rate was principally due to the establishment of a valuation allowance in the current fiscal year related to net operating loss carryforwards. Future fluctuations in the valuation allowance are expected to result in a tax rate below the 34% to 36% historical average.

Fiscal Year 2004 Special Charges

A summary of the special charges incurred in fiscal year 2004 are as follows (in millions):

	Quarter Ended
	Jun 30	Sep 30	Dec 31	Mar 31	Total
Impaired long-lived assets	$—	$17.9	$(1.6)	$—	$16.3
Employee termination and manufacturing relocation costs	0.3	10.7	10.4	2.8	24.2
Subtotal—Restructuring and impairment charges	0.3	28.6	8.8	2.8	40.5
Loss on long-term supply contract	—	12.4	—	—	12.4
Pension settlement charges	—	—	—	50.4	50.4
Cost of goods sold—primarily inventory charges	—	5.6	—	—	5.6
Total special charges	$0.3	$46.6	$8.8	$53.2	$108.9

(The italics correspond to a classification found on the Statements of Operations.)

Restructuring and impairment charges primarily represent the charges associated with executing the aforementioned Plan that the Company announced in July 2003 and asset impairment charges related the reorganization of the solid aluminum business line. The Company estimates that it will incur approximately $35.0 million, excluding impairments, in total charges related to the Plan, which is targeted for completion in June 2005. Employee termination costs include charges related to the eventual relocation of approximately 650 production-related jobs from domestic operations as well as charges, primarily revisions in the contract with the Matamoros employee union, impacting approximately 1,250 employees in Mexico.

Special Charges in the Quarter Ended June 30, 2003

Employee termination costs—These were additional costs related to the workforce reduction actions initiated in the quarter ended March 31, 2003.

Special Charges in the Quarter Ended September 30, 2003

Impaired long-lived assets—In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting the applications of solid aluminum capacitors. As a result, KEMET reorganized its solid aluminum capacitor business line. The Company recognized a $17.9 million non-cash charge related to the impairment of equipment and facilities.

Employee termination and manufacturing relocation costs—The Plan included moving manufacturing operations to low-cost facilities in Mexico and China. Approximately $8.4 million and $2.3 million of employee termination costs and manufacturing relocation costs, respectively, were incurred in the quarter ended September 30, 2003.

Loss on long-term supply contract—The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar 2006. The Company records inventory at the lower of cost or market. Estimated future losses for the commitment to purchase tantalum at above-market prices under the contract were approximately $12.4 million. Accordingly, a charge for that amount was recorded in the quarter ended September 30, 2003. The Company previously recorded a charge of $40.8 million based on a lower of cost or market valuation under this contract in the quarter ended December 31, 2002.

Cost of goods sold—primarily inventory charges—Inventory charges represent inventory obsoleted or scrapped associated with the aforementioned impairment of the solid aluminum product line.

Special Charges in the Quarter Ended December 31, 2003

Impaired long-lived assets—Proceeds from equipment disposals related to the reorganization of the solid aluminum product line generated $1.6 million more in cash than estimated, which reduced charges in the quarter ended December 31, 2003.

Employee termination and manufacturing relocation costs—Approximately $8.9 million and $1.5 million of employee termination costs and manufacturing relocation costs, respectively, related to the Plan were incurred in the quarter ended December 31, 2003.

Special Charges in the Quarter Ended March 31, 2004

Employee termination and manufacturing relocation costs—Approximately $1.1 million and $1.7 million of employee termination costs and manufacturing relocation costs, respectively, related to the Plan were incurred in the quarter ended March 31, 2004.

Pension settlement charges—The Company froze accrual of benefits of its domestic non-contributory pension plan on June 30, 2003. Prior to the end of fiscal 2004, KEMET terminated and liquidated its defined benefit pension plan and, as a result, recognized $50.4 million in non-recurring pension settlement charges. The termination of the pension plan is anticipated to result in future savings of $6 million per year. KEMET continues to provide other defined contribution retirement plans to its employees.

Comparison of Fiscal Year 2003 to Fiscal Year 2002

Net sales for fiscal year 2003 were $447.3 million, which represented a 12% decrease from fiscal year 2002 net sales of $508.6 million. The decrease in net sales was primarily attributable to a decline in capacitor ASPs. Unit volumes increased 36% to approximately 17.6 billion units from approximately 12.9 billion units in fiscal year 2002. The growth in unit volume was more than offset by mix and primarily lower ASPs, which ASPs decreased approximately 31% in fiscal year 2003 versus 2002.

Cost of goods sold for the fiscal year ended March 31, 2003, was $392.1 million as compared to $418.8 million for the year ended March 31, 2002. Cost of goods sold for the fiscal year ended March 31, 2003, net of depreciation not previously capitalized (see next paragraph) was $393.1 million as compared to $418.8 million for the fiscal year ended March 31, 2002, a 6% decrease. Cost of goods sold decreased despite an increase in unit volumes, which increased 36% in fiscal year 2003 versus fiscal year 2002. The Company believes many of the actions it initiated or carried out during fiscal years 2003 and 2002 (See Fiscal Year 2003 Special Charges and Fiscal Year 2002 Special Charges) resulted in lower costs and more efficient operations and account for the relatively low percentage increase in cost of sales versus the higher increase in volumes. In addition, manufacturing throughput increased in fiscal year 2003 as higher volumes resulted in the absorption of fixed costs over more units versus fiscal year 2002.

Beginning in fiscal year 2003, the Company included depreciation and amortization as a component of its cost of inventory. Cost of goods sold in the fiscal year ended March 31, 2003 was approximately $1.0 million less than it would have been had the Company not included depreciation and amortization as a component of its cost of inventories.

Research and development expenses were $25.3 million for fiscal year 2003, compared to $26.3 million for fiscal year 2002. These costs reflect the Company’s continuing commitment to the development and introduction of new products along with the improvement of product performance and production efficiencies.

Special charges for the fiscal year ended March 31, 2003, were $75.9 million as compared to $55.7 million for the prior fiscal year. The following table reflects the charges in both fiscal years (in millions):

	Fiscal Year Ended March 31
	2003	2002	Change
Impaired long-lived assets	$4.6	$32.9	$(28.3)
Employee termination costs	27.1	12.8	14.3
Joint venture termination	—	3.7	(3.7)
Subtotal—Restructuring and impairment charges	31.7	49.4	(17.7)
Loss on long-term supply contract	40.8	—	40.8
Cost of goods sold—primarily inventory charges	3.4	6.3	(2.9)
Total special charges	$75.9	$55.7	$20.2

(The italics correspond to a classification found on the Statements of Operations.)

The charges are explained in detail by quarter for both fiscal years 2003 and 2002 later in this section.

The operating loss for the fiscal year ended March 31, 2003, was $97.0 million compared to $40.4 million in the prior year. The increase in operating loss from the prior year was principally from a combination of the aforementioned lower sales levels, corresponding reduction in manufacturing margins, and increased special charges.

Other income increased from in fiscal year 2003 compared to fiscal year 2002 primarily as the result of $6.3 million of gains on the termination of swap contracts in fiscal year 2003 versus $0.0 million in fiscal year 2002.

The effective tax rate was 36% for the fiscal year ended March 31, 2003, as compared to 33% for the fiscal year ended March 31, 2002. The overall tax benefit was higher in fiscal year 2003 due to a reduction in the tax expense on foreign earnings.

Fiscal Year 2003 Special Charges

A summary of the special charges incurred in fiscal year 2003 are as follows (in millions):

	Quarter Ended
	Sep 30	Dec 31	Mar 31	Total
Impaired long-lived assets	$4.6	$—	$—	$4.6
Employee termination costs	9.1	—	18.0	27.1
Subtotal—Restructuring and impairment charges	13.7	—	18.0	31.7
Loss on long-term supply contract	—	40.8	—	40.8
Cost of goods sold—primarily inventory charges	—	1.8	1.6	3.4
Total special charges	$13.7	$42.6	$19.6	$75.9

(The italics correspond to a classification found on the Statements of Operations.)

Special Charges in the Quarter Ended September 30, 2002

Special charges represent the closing of one manufacturing facility in Greenwood, South Carolina, and one of four manufacturing facilities in Matamoros, Mexico, which was announced in July 2002. These actions were part of KEMET’s cost saving initiatives over the past two fiscal years in response to the prolonged downturn in the electronics industry. A description of the charges expensed in the quarter ended September 30, 2002, follows:

Impaired long-lived assets—The impaired assets consisted of certain long-lived assets associated with the closing of a manufacturing facility in Greenwood, South Carolina.

Employee termination costs—The Company made manufacturing and support personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively.

Special Charges in the Quarter Ended December 31, 2002

On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation (“Cabot”).

Inventory and Related Supply Agreement—The Company records inventory at the lower of cost or market and estimated losses associated with inventory received under the extended supply agreement were approximately $16.4 million. In addition, the Company’s estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $24.4 million. Accordingly, a $40.8 million charge was recorded.

Cost of goods sold—primarily inventory charges—Inventory charges consisted of the sale of excess palladium at a loss of $1.8 million during the quarter.

Special Charges in the Quarter Ended March 31, 2003

On January 6, 2003, the Company announced a cost-saving initiative in response to the prolonged downturn in the electronics industry.

Employee termination costs—Workforce reductions, primarily from U.S. facilities, totaled approximately 280 employees, with approximately 170 being from voluntary early retirements and the remainder being from a reduction-in-force. In addition to normal retirement benefits, the early retirement program included a special retirement bonus based on length of service to encourage participation. Severance benefits based on years of service were provided to other employees affected by the reduction-in-force.

Cost of goods sold—primarily inventory charges—The Company terminated palladium forward contracts at a loss of $1.6 million.

Fiscal Year 2002 Special Charges

A summary of special charges expensed during fiscal 2002, were as follows (in millions):

	Quarter Ended
	Dec 31	Mar 31	Total
Impaired long-lived assets	$11.4	$21.5	$32.9
Employee termination costs	9.9	2.9	12.8
Joint venture termination	3.7	—	3.7
Subtotal—Restructuring and impairment charges	25.0	24.4	49.4
Cost of goods sold—primarily inventory charges	6.3	—	6.3
Total special charges	$31.3	$24.4	$55.7

(The italics correspond to a classification found on the Statements of Operations.)

Special Charges in the Quarter Ended December 31, 2001

Following two years of tremendous growth in product shipments during calendar years 1999 and 2000, the electronics industry experienced a severe inventory correction. The Company anticipated that lower production levels would continue well into calendar 2002. The Company acted by streamlining manufacturing facilities, accelerating productivity improvement programs, and reducing manufacturing and support personnel in the Company’s U.S. and Mexican facilities. The charges related to the aforementioned activities in the quarter ended December 31, 2001, were as follows:

Impaired long-lived assets—This represents certain long-lived assets used in production, as well as costs related to the disposal of those assets. These assets were retired as part of the effort to streamline manufacturing facilities and in response to a lack of anticipated product demand associated with the production assets.

Employee termination costs—The Company made manufacturing and support personnel reductions of approximately 600 and 1,000 employees in the U.S. and Mexico, respectively.

Termination of joint venture—Through its wholly-owned subsidiary, the Company agreed with Tantalum Australia NL (“TAA”) to sell KEMET’s interest in Tantalum Australia, a joint venture in Australia. The investment was written down to its net realizable value. In conjunction with this transaction, the agreement for the Company to purchase product from Tantalum Australia was also canceled. The Company continues to hold, on a fully-diluted basis, less than 9% equity interest in TAA.

Cost of goods sold—primarily inventory charges—Inventory charges consisted of the loss on sale of excess precious metal inventory, primarily palladium, sold during the quarter.

Special Charges in the Quarter Ended March 31, 2002

The Company announced enhancements to its high-frequency products organization. High-frequency electronics include products such as notebook computers and high-end servers using microprocessors operating at frequencies greater than 1 gHz. Two product lines are targeted at these applications: KEMET organic capacitors (KO-CAP) and solid aluminum organic capacitors (AO-CAP).

The special charges incurred in the quarter ended March 31, 2002, were as follows:

Impaired long-lived assets—This represents certain long-lived assets used in production, as well as costs related to the disposal of those assets. These assets were the first-generation of high-frequency solid aluminum production equipment.

Employee termination costs—Consolidation of certain manufacturing and support personnel resulted in a reduction of approximately 350 manufacturing personnel in the U.S. and Mexico in March 2002.

Quarterly Results of Operations

The following table sets forth certain quarterly information for the fiscal years ended March 31, 2004 and 2003. This information, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

	Fiscal year ended March 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	Dollars in thousands except per share data
Net sales	$105,362	$100,084	$111,335	$117,101	$433,882
Operating loss(1)	$(10,436)	$(72,257)	$(19,275)	$(57,046)	$(159,014)
Net loss	$(3,571)	$(43,280)	$(13,072)	$(52,052)	$(111,975)
Net loss per share (basic)	$(0.04)	$(0.50)	$(0.15)	$(0.60)	$(1.30)
Net loss per share (diluted)	$(0.04)	$(0.50)	$(0.15)	$(0.60)	$(1.30)
Weighted-average shares Outstanding (basic)	86,349,086	86,403,086	86,434,209	86,462,742	86,412,281
Weighted-average shares Outstanding (diluted)	86,349,086	86,403,086	86,434,209	86,462,742	86,412,281

	Fiscal year ended March 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	Dollars in thousands except per share data
Net sales	$124,045	$113,055	$103,727	$106,505	$447,332
Operating income (loss)(1)	$2,456	$(20,848)	$(50,511)	$(28,099)	$(97,002)
Net earnings (loss)	$3,422	$(11,149)	$(31,725)	$(16,536)	$(55,988)
Net earnings (loss) per share (basic)	$0.04	$(0.13)	$(0.37)	$(0.19)	$(0.65)
Net earnings (loss) per share (diluted)	$0.04	$(0.13)	$(0.37)	$(0.19)	$(0.65)
Weighted-average shares Outstanding (basic)	86,078,012	86,163,766	86,099,656	86,230,198	86,167,563
Weighted-average shares Outstanding (diluted)	86,956,317	86,163,766	86,099,656	86,230,198	86,167,563

(1)          Operating income (loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, restructuring and impairment charges, product mix, the timing and expense of moving product lines to lower-cost locations, and the relative mix of sales among distributors, original equipment manufacturers, and electronics manufacturing services providers.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company defines working capital to be total current assets less total current liabilities as reflected on its balance sheet. The Company intends to satisfy both its short-term and long-term liquidity requirements primarily with cash and cash equivalents provided by operations, the sale of investments, and borrowings under its uncommitted Loan Agreement.

The following table sets forth for the periods indicated the Company’s working capital (in thousands):

	March 31,
	2004	2003	2002
Working capital	$313,731	463,535	454,776

Working Capital

The Company’s working capital decreased by approximately $149.8 million in fiscal year 2004 compared to fiscal year 2003. The cash and cash equivalents balance decreased to $183.5 million at March 31, 2004, from $263.6 million at March 31, 2003, or $80.1 million. Significant uses of cash during fiscal year 2004 but not in fiscal year 2003 included an investment of $85.0 million in U.S. government securities with maturities greater than one year, $29.0 million used to fund the pension settlement charges, and $7.0 million invested in affiliates and the purchase of a product line. Cash provided from operations was $38.5 million in fiscal year 2004. The fiscal year 2004 $112.0 million net loss was primarily offset by $89.4 million in non-cash depreciation, amortization and impairment charges, a $55.1 million decrease in inventories, and approximately $51.3 million in federal income tax refunds resulting from fiscal year 2003 tax loss carrybacks. Future net operating losses are available as carryforwards. The Company does not expect inventories to decrease as much in fiscal year 2005 and may even increase in the future after significant decreases in fiscal year 2004 and fiscal year 2003 (see third paragraph). The Company increased its investment in property and equipment by $3.6 million to $25.8 million in fiscal year 2004 compared to $22.2 million in fiscal year 2003. The capital expenditures in fiscal year 2004 principally represented the Company’s efforts to invest in operations around the world under the aforementioned Plan as facilities were being relocated based on access to key customers, technical resources, and knowledge and availability of low-cost resources. Reorganization activities will continue during fiscal year 2005 and are targeted to be completed in fiscal year 2006. The Company estimates its capital expenditures for fiscal year 2005 to be approximately $50 million.

Since its fiscal year end, the Company has continued to add to its holdings of long-term U.S. government marketable securities. As of May 31, 2004, the Company had approximately $188.4 million invested in long-term U.S. government marketable securities.

The Company’s working capital increased by approximately $8.7 million in fiscal year 2003 compared to fiscal year 2002. The cash and cash equivalents balance increased to $263.6 million at March 31, 2003, from $234.6 million at March 31, 2002. Cash provided from operations was $43.7 million in fiscal year 2003. The fiscal year 2003 $56.0 million net loss was primarily offset by $75.4 million in non-cash depreciation, amortization and impairment charges and a $75.3 million decrease in inventories partially offset by the net loss and working capital accounts such as accounts receivable, accounts payable, and accrued expenses. The Company decreased its investment in property and equipment by $56.3 million to $22.2 million in fiscal year 2003 compared to $78.5 million in fiscal year 2002. Capital expenditures in fiscal year 2002 principally reflect completion of projects initiated during and prior to fiscal year 2001, a period in which demand was substantially higher. The capital expenditures in fiscal year 2003 represented the Company’s commitment to improve product quality, expand into new products, and improve manufacturing efficiencies.

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2004, the Company had made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization. Approximately 615,000 treasury stock shares were subsequently reissued for the exercise of employee stock options. At March 31, 2004, the Company held approximately 1,485,000 treasury shares at a cost of $27.4 million.

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes. These Senior Notes have a final maturity date of May 4, 2010, with annual required $20.0 million principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Senior Notes were used to repay existing indebtedness and for general corporate purposes. The Company was in compliance with its covenants at March 31, 2004, and at the time of this filing. Borrowings are secured by guarantees of certain of the Company’s wholly-owned subsidiaries. See Note 3 to the Consolidated Financial Statements.

In April 2002, the Company entered into the Loan Agreement with a bank. The Loan Agreement is an uncommitted credit facility which allows borrowings by the Company in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing. The Company has no borrowings under this agreement at the time of this filing.

As discussed in Note 12 to the Consolidated Financial Statements, the Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers’ compensation or work place safety cases and environmental issues, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company.

The Company believes its financial position will permit the financing of its business needs and opportunities.

Long-term Supply Agreement

On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation (“Cabot”). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through 2006. The Company received approximately $22.2 million and $38.1 million of material in the fiscal years ended March 31, 2004 and 2003, respectively. The additional commitment totals $61.1 million, an average of $22.2 million each fiscal year through 2006 and $16.7 million in fiscal 2007. If the Company’s demand for tantalum exceeds the amount supplied under the contract, Cabot has the option to sell additional product to the Company at prices approximating market throughout the term. In connection with this extension, the Company and Cabot settled all claims in the litigation regarding the original supply agreement.

The Company records inventories at the lower of cost or market. In the period ended March 31, 2003, estimated losses associated with inventory received under the extended supply agreement were $16.4 million, and the Company’s estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $24.4 million. In the fiscal year ended March 31, 2004, the

Company estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $12.4 million. Accordingly, $12.4 million and $40.8 million in charges were recorded in the fiscal years ended March 31, 2004 and 2003, respectively.

Commitments

As of March 31, 2004, the Company had contractual obligations in the form of non-cancelable operating leases (see note 10 to the Consolidated Financial Statements), long-term contracts for the purchase of tantalum powder and wire (see note 10 to the Consolidated Financial Statements), and debt (see note 3 to the Consolidated Financial Statements) as follows (dollars in thousands):

	Fiscal Years Ended March 31
Description	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$2,929	$2,371	$1,979	$1,286	$765	$1,702	$11,032
Tantalum	22,200	22,200	16,650	—	—	—	61,050
Debt	—	—	20,000	20,000	20,000	40,000	100,000
Total	$25,129	$24,571	$38,629	$21,286	$20,765	$41,702	$172,082

The Company entered into an interest rate swap contract that matures in May 2006 which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%.

In order to hedge forecasted cash flows related to manufacturing facilities in Mexico, management purchased forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. At March 31, 2004, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $57.7 million.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchased forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. At March 31, 2004, the Company had outstanding forward exchange contracts that mature within approximately six months to sell euros with notional amounts of $17.3 million.

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

On December 17, 2003, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois. FELCO manufactures and sells industry-leading custom magnetic solutions. This $2.4 million acquisition broadens KEMET’s product portfolio, leveraging KEMET’s industry-leading capabilities in quality, delivery, and service to further penetrate customers in the military, aerospace, and industrial market segments. Approximately $2.1 million of goodwill was recorded as part of the transaction.

Adoption of Accounting Standards

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits” (“SFAS No. 132”). SFAS No. 132 retains the disclosures required by the original SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Revised SFAS No. 132, responding to concerns expressed by users of financial statements for the need for more information about pension plans, requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and other defined postretirement benefits. Generally, SFAS No. 132 is effective for beginning of the fiscal years ending after December 15, 2003, with some provisions effective in fiscal years commencing after June 15, 2004. The adoption of SFAS No. 132 is not expected to impact the Company’s financial position, results of operations, or cash flow.

Safe Harbor Statement

From time to time, information provided by the Company, including but not limited to statements in this Report or other statements made by or on behalf of the Company, may contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth herein under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that these forward-looking statements be subject to the safe harbor created by that provision. These forward-looking statements involve risks and uncertainties beyond the Company’s control. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future events, plans, or expectations contemplated by the Company will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. Finally, the Company cannot assume responsibility for certain information that is based upon market estimates.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET’s actual results and could cause KEMET’s actual consolidated results for the first quarter of fiscal year 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

A moderating growth rate in end-use products that incorporate the Company’s products and the effects of a downturn in the general economy or in general business conditions;

Underutilization of KEMET’s plants and factories, or of any plant expansion or new plant, including, but not limited to, those in Mexico and China, resulting in production inefficiencies and higher costs; start-up expenses, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new plants and expansions; capacity constraints that could limit the ability to continue to meet rising demand for surface-mount capacitors;

Occurrences affecting the slope or speed of decline of the pricing curve for the Company’s products, or affecting KEMET’s ability to reduce product and other costs, and to increase productivity; the effect of changes in the mix of products sold and the resulting effects on gross margins;

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

The amount and rate of growth in the Company’s selling, general, and administrative expenses and the impact of unusual items resulting from KEMET’s ongoing evaluation of its business strategies, asset valuations, and organizational structure;

The acquisition of fixed assets and other assets, including inventories and receivables; the making or incurring of any expenditures and expenses, including, but not limited to, depreciation and research and development expenses; any revaluation of assets or related expenses; and the amount of and any changes to tax rates;

The effect of any changes in trade, monetary, and fiscal policies, laws, and regulations; other activities of governments, agencies, and similar organizations; social and economic conditions, such as trade restrictions or prohibitions, inflation, and monetary fluctuations; import and other charges or taxes; the ability or inability of KEMET to obtain, or hedge against, foreign currency; foreign exchange rates and fluctuations in those rates, particularly a strengthening of the U.S. dollar; nationalization; unstable governments and legal systems; intergovernmental disputes; the costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); settlements, investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; adoption of new or changes in accounting policies and practices and the application of such policies and practices; the effects of changes within KEMET’s organization, particularly at the executive officer level, or in compensation and benefit plans; the amount, type, and cost of the financing which the Company has and any changes to that financing; the effects of severe weather on KEMET’s operations, including disruptions at manufacturing facilities; the effects of a disruption in KEMET’s computerized ordering systems; and the effects of a disruption in KEMET’s communications systems.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company’s business over the past three fiscal years except for the following discussion in Commodity Price Risk.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt obligations and interest rate swaps. The Company also has an uncommitted debt financing alternative in the form of an Offering Basis Loan Agreement for $50 million which is priced on a mutually agreed upon rate by the bank and the Company at the time of such borrowing. The Company had not historically used interest rate swaps, interest rate caps, or other derivative financial instruments for the purpose of hedging fluctuations in interest rates. During the fiscal year ended March 31, 2003, the Company began using interest rate swap agreements to effectively convert its fixed rate debt to a floating rate basis. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps and any gain or loss on the termination of interest rate swap contracts prior to maturity is recorded as other income or expense. At March 31, 2004, the Company had an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. For each 100 basis points the floating rate exceeds the fixed rate, the Company would recognize a pre-tax loss of approximately $1.0 million, and for each 100 basis points the floating rate is less than the fixed rate, the Company would recognize pre-tax income of approximately $1.0 million. During the fiscal years ended March 31, 2004 and 2003, the Company recorded pre-tax gains of $4.4 million and $7.8 million, respectively, related to interest rate swaps. See Note 15 to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

A portion of the Company’s sales to its customers and operating costs in Europe are denominated in the Euro, thereby creating an exposure to foreign currency exchange rates. Also, a portion of the Company’s costs are in its Mexican operations and are denominated in Mexican pesos, creating an exposure to exchange rates. In order to minimize its exposure, the Company will periodically enter into forward foreign exchange contracts in which the future cash flows in the Euro or Mexican peso are hedged against the U.S. dollar. See Note 15 to the Consolidated Financial Statements.

The impact of changes in the relationship of other currencies to the U.S. dollar has historically not been significant, and such changes in the future are not expected to have a material impact on the Company’s results of operations or cash flows. The Company does not use derivative financial instruments if there is no underlying business transaction supporting or related to the derivative financial instrument.

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

Tantalum powder is a metal used in the manufacture of tantalum capacitors. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. During the fiscal years ended March 31, 2004 and 2003, the Company recorded $12.4 million and $40.8 million, respectively, of charges related to a tantalum inventory purchase commitment that exceeded market prices. See Critical Accounting Policies and Long Term Supply Agreement. See Note 15 to the Consolidated Financial Statements, and See Note 10 to the Consolidated Financial Statement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 16.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CERTAIN KEY EMPLOYEES OF THE REGISTRANT

Name	Age	Position	Years with Company(1)
Dr. Jeffrey A. Graves	43	Chief Executive Officer and Director	3
James P. McClintock	48	President and Chief Operating Officer	25
David E. Gable	44	Vice President and Chief Financial Officer	7
J. Kelly Vogt	42	Vice President, Sales Worldwide	19
Ravi G. Sastry	44	Vice President, Marketing	20
Larry C. McAdams	52	Vice President, Human Resources	20
Richard C. Rickenbach	55	Vice President, Global Manufacturing	24
Guy T. Williams, Jr.	51	Vice President, Engineering and Facilities	24
James A. Bruorton III	55	Vice President, Channel Sales Global	30
John E. Schneider	49	Vice President, Sales—Asia	20
Thomas F. Broderick	44	Vice President, Product Development	0
John R. Warner III	44	Vice President, Strategy & Communication	3
Manuel A. Cappella	56	Vice President/Managing Director, Tantalum & Aluminum Manufacturing, Mexico	32
Donald R. Aldworth.	55	Vice President, Quality	19
Joseph S. Porter	47	Vice President, Sales—Americas	24
Michael W. Boone	53	Treasurer/Director of Finance and Secretary	17
David E. Maguire	69	Chairman of the Board of Directors	44
Charles E. Volpe	66	Director	—
Stewart A. Kohl	48	Director	—
E. Erwin Maddrey, II	63	Director	—
Joseph D. Swann	62	Director	—
Frank G. Brandenberg	58	Director	—

(1)          Includes service with UCC.

Directors and Executive Officers

Dr. Jeffrey A. Graves, Director and Chief Executive Officer, was named such in March 2003. He was previously appointed President and Chief Operating Officer in October 2002. He was hired by KEMET in July 2001 as Vice President of Technology, which position he held until October 2002. He was also named Vice President of Engineering in May 2002. He previously worked for General Electric Corporation in various management roles in the Corporate Research and Development Center and Power Systems Division. Prior to General Electric, he worked with Rockwell International Corporation and Howmet Corporation. Dr. Graves received a Ph.D. and M.S. in Metallurgical Engineering from the University of Wisconsin and a B.S. in Metallurgical Engineering from Purdue University.

James P. McClintock, President and Chief Operating Officer, was named such in November 2003. Previously, he served as Vice President, Global Manufacturing, and led the start-up of the Company’s newest facility located in Suzhou, China. He has been employed with UCC/KEMET for 25 years with prior assignments in engineering, technology, and manufacturing. Mr. McClintock holds a B.S. in Mechanical Engineering from North Carolina State University.

David E. Gable, Vice President and Chief Financial Officer, joined KEMET in 1998 in the position of Corporate Controller. He served in that capacity until he was appointed to his current position in September 2003. Prior to joining KEMET, Mr. Gable held numerous financial positions with Michelin

North America. He has also had previous experience in public accounting and is a CPA. Mr. Gable received an MBA from Clemson University and a BS in Accounting and Mathematics from Anderson University.

J. Kelly Vogt, Vice President, Sales Worldwide, joined UCC/KEMET in 1984 as a Production Supervisor in tantalum manufacturing. In 1986, he joined Field Sales as a Sales Representative in Schaumburg, Illinois. Subsequent assignments included District Sales Manager (Mid-Atlantic), Global Account Manager (General Motors), and Director of Sales. In 1998, he returned to Greenville, SC, as Director of Ceramic Marketing, and assumed his current position in 2003. Mr. Vogt received his B.S. degree from Tusculum College.

Ravi Sastry, Vice President, Marketing, joined UCC/KEMET in 1983. In 1984, he joined Field Sales where he was a Sales Representative in Exton, PA, and a Sales Manager in Minneapolis, MN. In 1989, he transferred to the Product Marketing group and served in a succession of Product Marketing roles which included an assignment in Singapore. In 1995, he returned to Asia and the sales organization where he served as the N.E. Asia Director (Hong Kong) and as Vice President and Managing Director (Asia, Hong Kong, and Singapore). From 2000-2002, Mr. Sastry served as Vice President, International Sales, and was located in Singapore. In 2003, Mr. Sastry returned to Greenville, SC, in his current position. He holds a B.S. in Chemistry from Lander University.

Larry C. McAdams, Vice President, Human Resources, joined UCC/KEMET in 1983. He has served as the site Human Resources Manager at the Columbus, GA; Shelby, NC; and Fountain Inn, SC, plants. Since 1991, he has been assigned to the corporate HR staff, where he was appointed a Director in 1999, Senior Director in 2002, and Vice President in 2003. Mr. McAdams received a B.A. in Political Science from Clemson University and attended the University of South Carolina School of Law.

David E. Maguire, Chairman and Director, has served as Chairman since August 1992. Mr. Maguire also served as Chief Executive Officer, President, and Director from November 1997 until June 1999 and from December 1990 until October 1996, and as Chief Executive Officer and Director from October 1996 until November 1997 and from June 1999 until January 2002. Previously, Mr. Maguire served as Chairman, President, and Chief Executive Officer of KEMET Electronics Corporation from April 1987 until December 1990. He also served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as Vice President from June 1978 until April 1987.

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

Joseph D. Swann, Director, was named such in October 2003. Mr. Swann is the President of Rockwell Automation Power Systems and previously served as Senior Vice President of Rockwell Automation/Dodge. Mr. Swann also serves on the board of directors for Velocys Corporation and ATC Distribution Group. He earned a Bachelor of Science degree in Ceramic Engineering from Clemson University and a Masters of Business Administration degree from Case Western Reserve University.

Frank G. Brandenberg, Director, was named such in October 2003. Before his retirement in 2003, Mr. Brandenberg was a Corporate Vice President and Sector President of Northrop Grumman Corporation. Prior to joining Northrop, he previously spent 28 years at Unisys where his last position was Corporate Vice President and President, Client/Server Systems, and then later served as the President and Chief Executive Officer of EA Industries, Inc. He received a Bachelor of Science degree in Industrial Engineering and a Masters of Science degree in Operations Research from Wayne State University and completed the Program for Management Development at the Harvard Business School.

Other Key Employees

Richard C. Rickenbach, Vice President, Global Manufacturing, was appointed such in November 2003. Previously, he has served as Vice President, High-Performance Products Manufacturing (January 2002-November 2003), Director of U.S. Tantalum Operations (June 1999-January 2002), and BME Project Manager (July 1998-June 1999), as well as various other ceramic and tantalum manufacturing management positions since he joined UCC/KEMET in January 1980. Mr. Rickenbach holds a B.S. in Material Science from Lehigh University, an M.S. in Material Science from Cornell University, and an MBA from Boston University.

Guy T. Williams, Jr., Vice President of Engineering and Facilities, joined UCC/KEMET in 1979 as Maintenance Superintendent in the Simpsonville Plant. Subsequent assignments have included five years as Production Superintendent for the Shelby Plant and, since 1988, various positions in the Equipment Engineering Department including Process Equipment Manager, Ceramic Equipment Manager, and most recently, Ceramic Equipment Engineering Director. Mr. Williams holds a B.S. and M.S. in Mechanical Engineering from Clemson University.

James A. Bruorton, III, Vice President, Channel Sales Global, was named such in 2003. He joined UCC/KEMET in 1973 in the Human Resources Department. In 1974, he transferred to the marketing administration and sales organization and has held a number of different management positions. These included Manager, Marketing Administration Group; Senior Director, Global Distribution Sales; and most recently Vice President, Global Distribution Sales. In his current position, he has responsibility for Distribution and Electronics Manufacturing Services sales. Mr. Bruorton received his B.S. in Industrial Education from Clemson University.

John E. Schneider, Vice President Sales—Asia, joined UCC/KEMET in 1984 as a Sales Representative in San Diego, California. In 1985, he was promoted to District Manager and later Area Manager covering Northern California and the Pacific Northwest. In 1994, Mr. Schneider was transferred to Singapore to be Director of S.E. Asia Operations to expand KEMET’s sales and warehousing capabilities. In 1998, he returned to California to become Senior Director, Western Area, which included the establishment of sales and warehousing operations in Latin America. In 2003, Mr. Schneider was appointed Vice President, Sales-America, prior to accepting his current assignment in 2004. He received his B.S. degree in Selling and Sales Management from Bowling Green State University.

Thomas F. Broderick, Vice President of Product Development, joined KEMET in October of 2003. Previously, Mr. Broderick worked for General Electric in the Aircraft Engines division as Team Leader of

Materials Application Engineering for the Fan and Compressor Airfoil Center of Excellence. Additionally, he spent a number of years working for the USAF in the Materials Directorate at Wright-Patterson AFB, holding a number of engineering and management positions involved in the development of materials and processes for application in future military systems. Mr. Broderick received his B.S. and M.S. degrees in Materials Science Engineering from Wright State University and the University of Dayton, respectively.

John R. Warner, Vice President, Strategy and Communications, joined KEMET in 2000 as Director of Investor and Public Relations. Prior to joining KEMET, he was President of Capital Insights, LLC, a venture capital firm, and previously he was a CPA with KPMG, leaving as Senior Manager. Mr. Warner received a Masters of Accountancy from the University of Georgia and B.S. in Accounting from Clemson University.

Manuel A. Cappella, Vice President/Managing Director, Tantalum and Aluminum Manufacturing, Mexico, was named such in April 1997. He previously served in various engineering and manufacturing capacities for Union Carbide and KEMET (January 1977-April 1997) and for Union Carbide in Costa Rica (March 1972-January 1977). Mr. Cappella holds a B.S. in Mechanical Engineering and an MBA from the University of Texas.

Donald R. Aldworth, Vice President of Quality, was appointed such in February 2004. He joined the Company in 1985 and was responsible for the production scheduling and quality function for the newly formed tantalum chip startup operation at the Mauldin Plant. He has worked in a variety of manufacturing and quality positions, including Director of Operations of the Matamoros Plants from 1999 to 2002. Prior to joining KEMET, he worked for Westinghouse Electric and Century Motors. Mr. Aldworth holds a B.S. degree in Industrial Engineering from Georgia Institute of Technology.

Joseph S. Porter, Vice President, Sales—Americas, joined KEMET in 1980 as a Customer Specifications Analyst in Simpsonville, SC. Since 1983, he has held numerous positions in the sales organization including account management, global market segment management, and geographical management covering the Southeastern and most recently the Midwestern U.S. States and Canada. Mr. Porter holds a B.A. degree in Biology from Erskine College.

Michael W. Boone, Treasurer/Director of Finance and Secretary, was named Secretary in April 2001, Treasurer in August 2000, and Director of Finance in March 1997. Mr. Boone joined KEMET in June 1987 as Manager of Credit and Cash Management. Mr. Boone holds a B.B.A. in Banking and Finance from the University of Georgia.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 21, 2004. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 21, 2004, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 21, 2004.

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of March 31, 2004:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans (stock options) approved by stockholders	2,711,735	$13.36	274,000
Equity compensation plans not approved by stockholders	1,749,980	$13.61	79,620
Total	4,461,715	$13.46	353,620

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 21, 2004.

PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees and services of KEMET’s principal accountants is incorporated by reference to the material under the heading “Appointment of Independent Auditors” in the Proxy Statement.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           (1) Financial Statements

The following financial statements are filed as a part of this report:

Independent Auditors’ Report
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2004 and 2003
Consolidated Statements of Operations for the years ended March 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

(a)    (2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.

(a)    (3) List of Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

3.1

Restated Certificate of Incorporation of the registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 1992).

3.2	By-laws of the registrant, as amended to date (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 1992).
4.1	Certificate representing shares of Common Stock of the registrant (incorporated by reference to Exhibit 4.1 to the Company’s registration Statement on Form S-1 [Reg. No. 33-48056]).
10.1

Registration Agreement, dated as of December 21, 1990, by and among the registrant and each of the investors and executives listed on the schedule of investors and executives attached thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement of Form S-1 [Reg. No. 33-48056]).

10.2	Form of Amendment No. 1 to Registration Agreement, dated as of April 28, 1994 (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 [Reg. No. 33-61898]).
10.3

Services Agreement, dated as of December 21, 1990, as amended as of March 30, 1992, by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 [Reg. No. 33-48056]).

10.4	1992 Executive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.5

Form of Grant of Nonqualified Stock Option, dated April 6, 1992, by and between the registrant and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.12.1 to the Company’s Registration Statement on Form S-1 [Reg. No. 33-48056]).

10.6	Form of KEMET Electronics Corporation Distributor Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.7

Form of KEMET Electronics Corporation Standard Order Acknowledgment, Quotation, and Volume Purchase Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 [Reg. No. 33-48056]).

10.8	Form of KEMET Electronics Corporation Product Warranty (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1[Reg. No. 33-48056]).
10.9

Amendment No. 1 to Stock Purchase and Sale Agreement, dated as of December 21, 1990. The registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the Agreement upon Request by the Commission (incorporated by reference to Exhibit 10.20.1 to the Company’s Registration Statement on Form S-1 [Reg. No. 33-48056]).

10.10

Form of Deferred Compensation Plan for Key Managers effective as of January 1, 1995 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

10.11	Form of Collateral Assignment and Split Dollar Insurance (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report of Form 10-K for the year ended March 31, 1995).

10.12

1995 Executive Stock Option Plan by and between the registrant and each of the executives listed on the schedule attached hereto (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1996).

10.13

Executive Bonus Plan by and between the registrant and each of the executives listed on the schedule attached hereto (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1996).

10.14

Amendment No. 2 to Services Agreement by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1996).

10.15

Amendment No. 3 to Services Agreement dated as of January 1, 1996, by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1996).

10.16

Amendment No. 4 to Services Agreement dated as of March 1, 1996, by and between the registrant and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1996).

10.17

Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

21.1	Subsidiaries of KEMET Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302
31.2	Certification of the Chief Financial Officer Pursuant to Section 302
32.1	Certification of the Chief Executive Officer Pursuant to Section 906
32.2	Certification of the Chief Financial Officer Pursuant to Section 906

(b)   Reports on Form 8-K.

On January 29, 2004, the Company furnished a report on Form 8-K of a press release made on January 19, 2004, that announced quarterly financial results for the period ended December 31, 2003.

Report of Independent Registered Public Accounting Firm

The Board of Directors
KEMET Corporation:

We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ KPMG LLP
Greenville, South Carolina April 30, 2004	KPMG LLP

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
Dollars in thousands except per share data

	March 31, 2004	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$183,528	$263,585
Short-term investments	3,172	—
Accounts receivable	57,303	45,418
Inventories:
Raw materials and supplies	59,751	91,333
Work in process	41,250	43,404
Finished goods	28,015	49,337
Total inventories	129,016	184,074
Income tax refund receivable	—	24,640
Prepaid expenses and other current assets	6,979	6,120
Deferred income taxes	29,046	23,947
Total current assets	409,044	547,784
Property and equipment, net	424,161	485,166
Investments in U.S. government marketable securities	84,584	—
Investments in affiliates	3,610	546
Goodwill and intangible assets, net	45,088	41,560
Other assets	3,321	25,954
Total assets	$969,808	$1,101,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$38,268	$49,171
Accrued expenses	41,182	35,078
Income taxes payable	15,863	—
Total current liabilities	95,313	84,249
Long-term debt	100,000	100,000
Other non-current obligations	61,623	57,617
Deferred income taxes	28,394	65,869
Total liabilities	285,330	307,735
Stockholders’ equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,953,720 and 87,870,731 shares at March 31, 2004 and 2003, respectively	879	879
Additional paid-in capital	317,497	318,545
Retained earnings	394,940	506,915
Accumulated other comprehensive loss	(1,457)	(2,996)
Treasury stock, at cost (1,485,455 and 1,631,265 shares at March 31, 2004 2003, respectively)	(27,381)	(30,068)
Total stockholders’ equity	684,478	793,275
Commitments and contingencies
Total liabilities and stockholders’ equity	$969,808	$1,101,010

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Dollars in thousands except per share data

	Fiscal Years ended March 31,
	2004	2003	2002
Net sales	$433,882	$447,332	$508,555
Operating costs and expenses:
Cost of goods sold	413,980	392,143	418,791
Loss on long-term supply contract	12,355	40,833	—
Selling, general, and administrative expenses	51,246	54,390	54,420
Research and development	24,449	25,268	26,334
Pension settlement charges	50,398	—	—
Restructuring and impairment charges	40,468	31,700	49,375
Total operating costs and expenses	592,896	544,334	548,920
Operating loss	(159,014)	(97,002)	(40,365)
Other (income) and expense:
Interest income	(3,847)	(3,818)	(9,809)
Interest expense	6,472	6,097	6,736
Other expense (income)	(3,311)	(11,387)	3,438
Loss before income taxes	(158,328)	(87,894)	(40,730)
Income tax benefit	(46,353)	(31,906)	(13,441)
Net loss	$(111,975)	$(55,988)	$(27,289)
Net loss per share:
Basic	$(1.30)	$(0.65)	$(0.32)
Diluted	$(1.30)	$(0.65)	$(0.32)
Weighted-average shares outstanding:
Basic	86,412,281	86,167,563	85,773,763
Diluted	86,412,281	86,167,563	85,773,763

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Dollars in thousands except share amounts

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Stock- holders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at March 31, 2001	86,019,477	$876	$322,068	$590,192	$2,355	$(29,315)	$886,176
Comprehensive income (loss):
Net loss	—	—	—	(27,289)	—	—	(27,289)
Unrealized gain on foreign exchange contracts, net $1,267 tax	—	—	—	—	2,143	—	2,143
Unrealized securities loss, net $425 tax	—	—	—	—	(756)	—	(756)
Foreign currency translation gain	—	—	—	—	66	—	66
Total comprehensive loss							(25,836)
Exercise of stock options	299,315	1	(1,893)	—	—	4,430	2,538
Tax benefit on exercise of stock options	—	—	1,048	—	—	—	1,048
Purchases of stock by Employee Savings Plan	104,573	1	1,319	—	—	—	1,320
Put options proceeds	—	—	599	—	—	—	599
Treasury stock purchases	(500,000)	—	(1,407)	—	—	(9,393)	(10,800)
Balance at March 31, 2002	85,923,365	878	321,734	562,903	3,808	(34,278)	855,045
Comprehensive income (loss):
Net loss	—	—	—	(55,988)	—	—	(55,988)
Unrealized loss on foreign exchange contracts, net $3,547 tax	—	—	—	—	(6,451)	—	(6,451)
Unrealized securities loss, net $283 tax	—	—	—	—	(620)	—	(620)
Foreign currency translation gain	—	—	—	—	267	—	267
Total comprehensive loss							(62,792)
Exercise of stock options	228,430	—	(1,486)	—	—	4,210	2,724
Tax benefit on exercise of stock options	—	—	728	—	—	—	728
Purchases of stock by Employee Savings Plan	87,671	1	1,070	—	—	—	1,071
Put options proceeds	—	—	225	—	—	—	225
Put option settlement	—	—	(3,726)	—	—	—	(3,726)
Balance at March 31, 2003	86,239,466	879	318,545	506,915	(2,996)	(30,068)	793,275
Comprehensive income (loss):
Net loss	—	—	—	(111,975)	—	—	(111,975)
Unrealized gain on foreign exchange contracts, net $875 tax	—	—	—	—	1,047	—	1,047
Unrealized securities gain, net $709 tax	—	—	—	—	538	—	538
Foreign currency translation loss	—	—	—	—	(46)	—	(46)
Total comprehensive loss							(110,436)
Exercise of stock options	145,810	—	(1,876)	—	—	2,687	811
Tax benefit on exercise of stock options	—	—	212	—	—	—	212
Purchases of stock by Employee Savings Plan	82,989	—	841	—	—	—	841
Put options settlement	—	—	(225)	—	—	—	(225)
Balance at March 31, 2004	86,468,265	$879	$317,497	$394,940	$(1,457)	$(27,381)	$684,478

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Dollars in thousands

	Fiscal Years ended March 31,
	2004	2003	2002
Sources (uses) of cash and cash equivalents
Operating activities:
Net loss	$(111,975)	$(55,988)	$(27,289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and impairment charges	89,403	75,391	109,660
Other non-current obligations	4,006	8,691	(2,158)
Gains on termination of interest rate swaps	(1,406)	(6,317)	—
Loss (gain) on sale and disposal of equipment	(1,451)	1,162	1,043
Deferred income taxes	(42,863)	30,648	5,084
Changes in other non-current assets and liabilities	24,508	(14,500)	(5,987)
Changes in assets and liabilities:
Accounts receivable	(11,885)	(23,317)	74,482
Inventories	55,058	75,318	(57,115)
Prepaid expenses and other current assets	(859)	4,670	39,702
Accounts payable, trade	(10,903)	(23,886)	(128,710)
Accrued expenses and income taxes	46,607	(28,890)	(43,979)
Tax benefit of stock options exercised	212	728	1,048
Net cash provided by (used in) operating activities	38,452	43,710	(34,219)
Investing activities:
Purchases of short-term investments	(32,402)	(14,959)	(57,819)
Proceeds from maturity of short-term investments	29,230	14,959	57,819
Additions to property and equipment	(25,835)	(22,197)	(78,546)
Investment in affiliates	(4,850)	(113)	(7,207)
Product line acquisition	(2,130)	—	—
Proceeds from termination of interest rate swaps	1,406	6,317	—
Investment in U.S. government marketable securities	(109,983)	—	—
Proceeds from U.S. government marketable securities called	25,000	—	—
Other	(598)	952	179
Net cash used in investing activities	(120,162)	(15,041)	(85,574)
Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	842	1,071	1,320
Proceeds from exercise of stock options	811	2,724	2,538
Put option settlement	—	(3,726)	—
Proceeds from put options	—	225	599
Purchases of treasury stock	—	—	(10,800)
Net cash provided by (used in) financing activities	1,653	294	(6,343)
Net increase (decrease) in cash and cash equivalents	(80,057)	28,963	(126,136)
Cash and cash equivalents at beginning of fiscal year	263,585	234,622	360,758
Cash and cash equivalents at end of fiscal year	$183,528	$263,585	$234,622
Supplemental Cash Flow Statement Information:
Interest paid, including capitalized interest of $132, $246, and $784, respectively	$6,660	$6,660	$7,671
Income taxes (received) paid	$(45,216)	$(32,785)	$20,047

See accompanying notes to consolidated financial statements.

Note 1:   Organization and Significant Accounting Policies

Nature of Business and Organization

KEMET Corporation together with its subsidiaries known as “KEMET” or the “Company” is one of the world’s largest manufacturers of solid tantalum capacitors and of multilayer ceramic capacitors. The Company is headquartered in Simpsonville, South Carolina, and has manufacturing plants located in South Carolina, North Carolina, Mexico and China. Additionally, the Company has wholly-owned foreign subsidiaries which primarily sell KEMET’s products in foreign markets.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents, of $129.1 million and $204.9 million at March 31, 2004 and 2003, respectively, consist of direct obligations of U.S. government agencies and investment-grade commercial paper with an initial term of less than three months. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies. The debt securities, which consist of U.S. government marketable securities, are classified as held-to-maturity securities, mature in excess of three months, and are carried at amortized cost. The effect of amortizing these securities is recorded in current earnings (loss) as interest income.

The Company’s equity investments in public companies are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses net of tax, reported as a separate component of other comprehensive income (loss) until realized. The available-for-sale securities are intended to be held for an indefinite period but may be sold in response to unexpected future events. The Company has an equity investment with less than 20% ownership interest in a privately-held company. The Company does not have the ability to exercise significant influence and the investment is accounted for under the cost method. All of the aforementioned investments are included in “Short-term investments,” “Investments in U.S. government marketable securities,” or “Investments in affiliates” on the Consolidated Balance Sheets.

A decline in market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings (loss) and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce exposures to volatility of foreign currencies and commodities impacting the cost of its products and to convert its fixed rate debt to a floating rate basis.

The Company accounts for derivatives and hedging activities in accordance with Statement of Fiancial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative financial instruments not designated as a hedge, changes in fair value are recognized in earnings (loss). For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in Accumulated Other Comprehensive Income (Loss) until the hedged item is recognized in earnings (loss). Ineffectiveness is recognized immediately in earnings (loss). For derivatives designated as fair value hedges, changes in fair value are recognized in earnings (loss).

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined by the “first-in, first-out” (FIFO) method.

Commencing in fiscal year 2003, KEMET included depreciation and amortization as a component of its cost of inventories, as required by accounting principles generally accepted in the United States of America. When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventories and expensing them through cost of goods sold over time. Due to the significant decrease in inventories during the fiscal year ended March 31, 2004, cost in cost of goods sold was reduced by $9.3 million compared to the amount the Company would have realized during the fiscal year related to depreciation not previously capitalized had the Company previously capitalized depreciation and amortization. The Company has considered the effect of this change in policy on current and prior consolidated financial statements and confirmed that had the Company adopted this policy previously, it would not have resulted in any material changes to those consolidated financial statements.

The presentation of the Consolidated Statements of Operations has been reclassified to include depreciation and amortization of $57.4 million, $62.8 million, and $63.9 million in cost of goods sold; depreciation of $5.9 million, $8.1 million, and $7.8 million in selling, general, and administrative expenses; and depreciation of $1.4 million, $1.6 million, and $1.2 million in research and development expenses in the fiscal years ended March 31, 2004, 2003, and 2002, respectively. This reclassification had no effect on previously reported net loss and makes the Company’s financial statement presentation more comparable to other capacitor manufacturers.

Property and Equipment

Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires entities to test long-lived assets, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of such assets. An impairment loss would be recognized for an asset that is assessed as being impaired.

SFAS No. 144 was adopted by the Company effective April 1, 2002. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company recorded $16.3 million, $4.6 million, and $36.6 million in impairment losses for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of FAS No. 142. See Note 2, “Goodwill and Intangible Assets” for a discussion of the adoption of SFAS 142 and the transitional and annual goodwill and other identifiable intangible assets impairment tests.

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company’s common stock and the premiums offered to obtain controlling interest for companies in the electronics industry. On an ongoing basis, KEMET expects to perform its impairment tests during the first quarter of each fiscal year and when otherwise warranted.

The Company also tests impairment of other identifiable intangible assets including indefinite-lived trademarks, as well as patents and technology that have definite lives and will continue to be amortized. For purposes of determining the fair value of its trademarks, the Company uses a discounted cash flow model that considers the costs of royalties in the absence of trademarks owned by the Company.

Prior to April 1, 2002, goodwill was amortized on a straight-line basis over the expected period to be benefited and did not exceed 40 years. KEMET assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Prior to April 1, 2002, patents and technology were amortized using the straight-line method over twenty-five years, and trademarks were amortized using the straight-line method over a forty-year period. The Company assessed the recoverability of its intangible assets by determining whether the amortization of the intangible asset’s balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired assets. The amount of intangible impairment, if any, was measured based on projected discounted future operating cash flows. The assessment of the recoverability of intangibles would have been impacted if the estimated future operating cash flows were not achieved.

Other Assets

Other assets consist principally of the cash surrender value of life insurance policies and prepaid pension benefits.

Deferred Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Had compensation costs for the Company’s two stock option plans been determined based on the fair value at the grant date for awards in fiscal years 2004, 2003, and 2002, consistent with the provisions of Statement No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (dollars in thousands except per share data):

	Fiscal Years ended March 31,
	2003	2002	2001
Net loss as reported	$(111,975)	$(55,988)	$(27,289)
Less stock-based compensation expense determined under fair-value-based methods, net of related tax effects	(3,588)	(3,601)	(4,896)
Pro forma	$(115,563)	$(59,589)	$(32,185)
Loss per share:
Basic
As reported	$(1.30)	$(0.65)	$(0.32)
Pro forma	$(1.34)	$(0.69)	$(0.38)
Diluted
As reported	$(1.30)	$(0.65)	$(0.32)
Pro forma	$(1.34)	$(0.69)	$(0.38)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 5 years for 2004, 2003, and 2002; a risk-free interest rate of 1.0% for fiscal 2004, 2.8% for fiscal 2003, and 4.9% for fiscal 2002; expected volatility of 54.1% for fiscal 2004, 54.8% for fiscal 2003, and 57.8% for fiscal 2002; and a dividend yield of 0.0% for all three fiscal years.

Concentrations of Credit Risk

The Company sells to customers located throughout the United States and the world. Credit evaluations of its customers’ financial conditions are performed periodically, and the Company generally does not require collateral from its customers. Two customers each accounted for more than 10% of net sales in the fiscal years ended March 31, 2004 and 2003. No customer accounted for more than 10% of net sales in fiscal year 2002.

Foreign Operations

Financial statements of the Company’s Mexican operations are prepared using the U.S. dollar as its functional currency. Translation of the Mexican operations, as well as gains and losses from non-U.S. dollar foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are reported in the Consolidated Statements of Operations.

Translation of other foreign operations to U.S. dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Such translation gains or losses are recognized as a component of equity in Accumulated Other Comprehensive Income (Loss).

Comprehensive Income (loss)

Comprehensive income (loss) consists of net earnings (loss), foreign currency translation gains or losses, unrealized gains or losses from available-for-sale securities, and unrealized gains and losses from cash flow hedges and is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Accumulated Other Comprehensive Income (Loss) contained in the stockholders’ equity section of the Consolidated Balance Sheets consisted of the following (dollars in thousands):

	March 31,
	2004	2003
Currency forward contract losses, net	$(667)	$(1,714)
Currency translation gains	48	94
Unrealized securities losses, net	(838)	(1,376)
Total accumulated other comprehensive loss	$(1,457)	$(2,996)

The currency forward contract losses, net of income tax benefit of $8,000 and $882,000 at March 31, 2004 and 2003, respectively. The unrealized securities loss was net of income tax benefit of $0 and $708,000 at March 31, 2004 and 2003, respectively.

Revenue Recognition

Revenue is recognized from sales when a product is shipped. A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors (see note 10). The Company recognizes revenue only when all of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Delivery has occurred or services have been rendered, (3) The seller’s price to the buyer is fixed or determinable, and (4) Collectibility is reasonably assured.

Shipping and Handling Costs

The Company’s shipping and handling costs are reflected in cost of goods sold in the Consolidated Statements of Operations. Shipping and handling costs were $8.4 million, $6.9 million, and $6.5 million in the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

Exit Costs

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003. SFAS No. 146 addresses financial accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (Issue No. 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, Elements of Financial Statements, is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002.

Earnings (Loss) per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed using the weighted-average number of shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and for put options issued by the Company, if such effects are dilutive.

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

Business Segments

The Company has determined, using the criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” that it operates in a single reporting segment. The Company’s products may be categorized generally based upon primary raw material (tantalum, palladium, or aluminum) or method of attachment (surface-mount or leaded), and are sold to original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. Geographic information is included in note 9.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property an equipment, intangibles and goodwill; valuation allowances for receivables, price protection and customers’ returns, inventories, and deferred income taxes; environmental liabilities; valuation of derivative instruments and assets and obligations related to employee benefits. Actual results could differ from these estimates and assumptions.

Reclassification

Certain prior-year amounts have been reclassified to conform to 2004 presentation.

Other

All dollar amounts are presented in thousands unless otherwise noted.

Note 2:   Goodwill and Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. In addition, any unamortized negative goodwill must be written off at the date of adoption. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective April 1, 2002.

In connection with the adoption of SFAS No. 142, the Company completed impairment tests of its goodwill and other identifiable intangible assets including indefinite-lived trademarks, as well as patents and technology that have definite lives and will continue to be amortized. No impairment of goodwill or intangible assets was noted.

For purposes of determining the fair value of its trademarks, the Company utilizes a discounted cash flow model which considers the costs of royalties in the absence of trademarks owned by the Company.

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company’s common stock and the premiums offered to obtain controlling interest for companies in the electronics industry. No impairment of goodwill or intangible assets noted for the fiscal years ended March 31, 2004 and 2003. On an ongoing basis, KEMET performs its impairment tests during the first quarter of each fiscal year and when otherwise warranted. Negative goodwill of approximately $661 was written off upon adoption of the new standard and was included in “Other income” in the Consolidated Statements of Operations for the quarter ended June 30, 2002, because it was not material.

On June 30, 2003, the Company acquired certain product lines as part of the Company’s strategic objective to broaden its high-performance capacitor solutions to support customers’ increasing technical requirements. Approximately $2.1 million of patents and technology were recorded as part of the transaction.

On December 17, 2003, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois. Approximately $2.1 million of goodwill and $0.5 million of patents and technology, which have an amortization period of seven years, were recorded as part of the transaction.

The carrying amounts, accumulated amortization, and amortization expense for each of the periods presented are noted below by intangible asset class:

	March 31, 2004		March 31, 2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized Intangibles
Goodwill	$30,471		$28,352
Trademarks	7,181		7,181
Unamortized intangibles	37,652		35,533
Amortized Intangibles
Patents and technology—5-25 Years	14,655	7,549	12,000	6,411
Other—8-10 Years	914	584	1,143	705
Amortized intangibles	15,569	8,133	13,143	7,116
	$53,221	$8,133	$48,676	$7,116

	Amortization Expense Fiscal Year ended March 31,
	2004	2003	2002
Goodwill	$—	$—	$987
Negative goodwill	—	—	(23)
Trademarks	—	—	250
Patents and technology	1,138	800	800
Other	108	157	157
	$1,246	$957	$2,171

The expected amortization expense for the fiscal years ending March 31, 2005, 2006, 2007, 2008, and 2009 is $1,105, $1,005, $974, $942, and $590, respectively.

The reconciliation of net loss and loss per share, adjusted to exclude goodwill, trademark, and negative goodwill amortization expense, net of income tax, for the fiscal years ended March 31, 2004, 2003, and 2002 is as follows:

	Fiscal Year ended March 31,
	2004	2003	2002
Net loss:
Reported net loss	$(111,975)	$(55,988)	$(27,289)
Goodwill amortization, net of tax	—	—	443
Negative goodwill amortization, net of tax	—	—	(15)
Trademark amortization, net of tax	—	—	168
Adjusted net loss	$(111,975)	$(55,988)	$(26,693)
Basic loss per common share:
Reported basic loss per common share	$(1.30)	$(0.65)	$(0.32)
Goodwill amortization, net of tax	—	—	0.01
Negative goodwill amortization, net of tax	—	—	—
Trademark amortization, net of tax	—	—	—
Adjusted basic loss per common share	$(1.30)	$(0.65)	$(0.31)
Diluted loss per common share:
Reported diluted loss per common share	$(1.30)	$(0.65)	$(0.32)
Goodwill amortization, net of tax	—	—	0.01
Negative goodwill amortization, net of tax	—	—	—
Trademark amortization, net of tax	—	—	—
Adjusted diluted loss per common share	$(1.30)	$(0.65)	$(0.31)

Note 3:   Debt

In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven purchasers of the Senior Notes. The Senior Notes have a final maturity date of May 4, 2010, and begin amortizing on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The aggregate maturities of the debt subsequent to March 31, 2004, follow: 2007, $20,000; 2008, $20,000; 2009, $20,000; 2010, $20,000; and 2011, $20,000.

In April 2002, the Company entered into an Offering Basis Loan Agreement (the “Loan Agreement”) with a bank. The Loan Agreement is an uncommitted credit facility which allows borrowings by the Company in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing.

The Company is subject to restrictive covenants under its loan agreements which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related principally to funded debt and net worth. At March 31, 2004, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company’s wholly-owned subsidiaries.

Note 4:   Other Non-Current Obligations

Non-current obligations are summarized as follows:

	March 31,
	2004	2003
Deferred compensation (note 5)	$1,489	$1,370
Accrued post-retirement medical plan liability (note 6)	43,036	37,856
Loss on inventory supply agreement (note 10)	15,575	17,640
Environmental liabilities and other	1,523	751
Other non-current obligations	$61,623	$57,617

Note 5:   Employee Pension and Savings Plans

Until March 1, 2004, the Company had a non-contributory pension plan (“Plan”) which covered substantially all employees in the United States who met age and service requirements. The Plan provided defined benefits that were based on years of credited service, average compensation (as defined), and the primary social security benefit. The effective date of the Plan was April 1, 1987. Effective March 1, 2004, the Company terminated the Plan through a combination of lump-sum payments to participants and the purchase of non-participating annuity contracts. As a result of the termination and settlement, the Company has no Plan-related assets or liabilities at March 31, 2004. The measurement date used to determine postretirement benefits was March 31.

The cost of pension benefits under the Plan was determined by an independent actuarial firm using the “projected unit credit” actuarial cost method.

Components of net periodic pension cost include the following:

	Fiscal Years ended March 31,
	2004	2003	2002
Service cost	$795	$3,681	$4,891
Interest cost	7,927	8,877	9,201
Expected return on assets	(8,205)	(7,448)	(9,612)
Amortization of:
Transition asset	—	—	(1)
Prior service cost	(5)	(23)	(76)
Actuarial loss	1,359	1,054	1,199
Curtailment	187	1,668	(121)
Settlement charge	50,398	—	—
Special termination benefits	—	3,638	1,518
Total net periodic pension cost	$52,456	$11,447	$6,999

The special termination benefits and curtailment were the result of personnel reductions occurring within fiscal 2003 and 2002. The settlement charge was a result of the termination of the Plan, effective March 1, 2004.

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the post-retirement medical and life insurance plan:

	Fiscal Years ended March 31,
	2004	2003	2002
Projected benefit obligation:
Discount rate	N/A	6.50%	6.75%
Rate of compensation increase	N/A	4.00%	5.00%
Net periodic benefit cost:
Discount rate	6.50%	6.75%	7.00%
Rate of compensation increase	4.00%	4.00%	5.00%
Expected return on Plan assets	7.00%	7.00%	9.00%

A reconciliation of the Plan’s projected benefit obligation, fair value of the Plan assets, and funding status is as follows:

	March 31,
	2004	2003
Accumulated benefit obligation	$—	$118,735
Projected benefit obligation:
Net obligation at beginning of fiscal year	$144,671	$133,646
Service cost	795	3,681
Interest cost	7,927	8,877
Actuarial gain	33,700	990
Gross benefits paid	(9,731)	(7,829)
Curtailment	(26,247)	1,668
Settlements	(151,115)	—
Special termination benefits	—	3,638
Net benefit obligation at end of fiscal year	$—	$144,671
Fair value of Plan assets:
Fair value of Plan assets at beginning of fiscal year	$119,535	$110,950
Actual return (loss) on Plan assets	12,243	(7,432)
Employer contributions	29,068	23,846
Gross benefits paid	(9,731)	(7,829)
Settlement	(151,115)	—
Fair value of Plan assets at end of fiscal year	$—	$119,535
Funding status:
Funded status at end of fiscal year	$—	$(25,136)
Unrecognized net actuarial loss	—	48,083
Unrecognized prior service cost	—	181
Net prepaid asset	$—	$23,128

The fair value of Plan assets was comprised of the following:

	March 31,
	2004	2003
Cash and cash equivalents	—%	0.1%
Fixed income investments	—	79.9
Equity investments	—	20.0
	—%	100.0%

The Company sponsors an unfunded Deferred Compensation Plan for key managers. This plan is non-qualified and provides certain key employees defined pension benefits which would equal those provided by the Company’s non-contributory pension plan if the plan were not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Expenses related to the deferred compensation plan totaled $1,388 in fiscal 2004, $529 in fiscal 2003, and $1,710 in fiscal 2002. Total benefits accrued under this plan were $1,489 at March 31, 2004, and $1,370 at March 31, 2003. The Company announced that it would freeze benefits of the deferred compensation plan effective July 1, 2003.

In addition, the Company has a defined contribution plan (the “Savings Plan”) in which all U.S. employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant’s compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make annual matching contributions to the Savings Plan up to six percent of the employee’s salary. The Company contributed $2,245 in fiscal year 2004, $1,685 in fiscal year 2003, and $1,914 in fiscal year 2002.

Note 6:   Post-Retirement Medical and Life Insurance Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for post-retirement medical and life insurance benefits are as follows:

	Fiscal Years ended March 31,
	2004	2003	2002
Service cost	$1,063	$1,128	$1,375
Interest cost	3,384	3,148	2,688
Amortization of actuarial loss	387	119	—
Expected loss on assets	(121)	(172)	(140)
Curtailment	—	1,926	251
Special termination benefits	—	1,033	306
Total net periodic benefits cost	$4,713	$7,182	$4,480

The special termination benefits and curtailment were the result of personnel reductions occurring within fiscal 2003 and 2002.

A reconciliation of the post-retirement medical and life insurance plans’ projected benefit obligation, fair value of plan assets, and funding status is as follows:

	March 31,
	2004	2003
Projected benefit obligation:
Net obligation at beginning of fiscal year	$50,050	$40,423
Service cost	1,063	1,128
Interest cost	3,384	3,148
Actuarial loss	5,740	6,413
Curtailment	—	1,926
Special termination benefits	—	1,033
Gross benefits paid	(3,928)	(4,021)
Net benefit obligation at end of fiscal year	$56,309	$50,050
Fair value of plan assets:
Fair value of plan assets at beginning of fiscal year	$3,981	$2,425
Employer contributions	—	5,774
Refund to plan sponsor	(478)	—
Actual return (loss) on plan assets	425	(197)
Gross benefits paid	(3,928)	(4,021)
Fair value of plan assets at end of fiscal year	$—	$3,981
Funding status:
Funded status at end of fiscal year	$(56,309)	$(46,069)
Unrecognized net actuarial loss	13,273	8,213
Net accrued benefit liability	$(43,036)	$(37,856)

The fair value of Plan assets was comprised of the following:

	March 31,
	2004	2003
Cash and cash equivalents	—%	2.8%
Fixed income investments	—	74.9
Equity investments	—	22.3
	—%	100.0%

The Company expects to make no contributions to fund Plan assets in fiscal year 2005 as the Company’s policy is to pay benefits as costs are incurred. The Company estimates its benefits payments in fiscal year 2005 will be approximately $4.5 million.

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the post-retirement medical and life insurance plan:

	Fiscal Years ended March 31,
	2004	2003	2002
Projected benefit obligation:
Discount rate	6.00%	6.50%	6.75%
Rate of compensation increase	4.00%	4.00%	5.00%
Net periodic benefit cost:
Discount rate	6.50%	6.75%	7.00%
Rate of compensation increase	4.00%	4.00%	5.00%
Expected return on Plan assets	7.00%	7.00%	9.00%
Health care cost trend on covered charges:	10.0% decreasing to ultimate trend of 5.0% in 2013	10.5% decreasing to ultimate trend of 5.0% in 2013	7.5% decreasing to ultimate trend of 6.0% in 2005
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest cost components	$327	$295	$129
—On post-retirement benefit obligation	$3,265	$2,627	$737
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest cost components	$(285)	$(257)	$(118)
—On post-retirement benefit obligation	$(2,911)	$(2,338)	$(698)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company believes its Plan is not actuarially equivalent to the Medicare prescription drug benefit and any impact or benefit from the Act will not be significant. The measurement date used to determine postretirement benefits is March 31.

Note 7:   Income Taxes

The components of earnings (loss) before income taxes consist of:

	Fiscal Years ended March 31,
	2004	2003	2002
Domestic	$(170,152)	$(98,182)	$(50,111)
Foreign	11,824	10,288	9,381
	$(158,328)	$(87,894)	$(40,730)

The provision for income tax expense (benefit) is as follows:

	Fiscal Years ended March 31,
	2004	2003	2002
Current
Federal	$(7,683)	$(64,239)	$(22,376)
State and local	(824)	(1,627)	(469)
Foreign	5,017	3,312	4,321
	$(3,490)	$(62,554)	$(18,524)
Deferred
Federal	$(38,265)	$29,035	$4,629
State and local	(4,112)	1,865	512
Foreign	(486)	(252)	(58)
	$(42,863)	$30,648	$5,083
Provision for income taxes	$(46,353)	$(31,906)	$(13,441)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years ended March 31,
	2004	2003	2002
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal taxes	(2.0)	(0.2)	(0.3)
Effect of foreign operations	1.1	1.0	2.1
Goodwill amortization	—	—	0.9
Change in valuation allowance	12.6	—	—
Other	(6.0)	(1.5)	(3.5)
Effective income tax rate	(29.3)%	(36.3)%	(33.0)%

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$39,444	$—
Tax effect of hedging	8	882
Medical benefits	18,782	14,383
Sales and inventories allowances	22,220	21,512
Other	10,818	3,031
Gross deferred tax assets	91,272	39,808
Less valuation allowance	(20,015)	—
Net deferred tax assets	$71,257	$39,808
Deferred tax liabilities:
Depreciation and differences in basis	$(63,772)	$(68,246)
Amortization of intangibles	(4,434)	(4,141)
Pension benefits	(674)	(7,790)
Other	(1,725)	(1,553)
	$(70,605)	$(81,730)
Net deferred income tax asset (liability)	$652	$(41,922)

As of March 31, 2004, the Company’s gross deferred tax assets are reduced by a valuation allowance of $20,015 due to negative evidence indicating that a valuation allowance is required under SFAS 109. The valuation allowance increased $20,015 during the fiscal year ended March 31, 2004, principally due to net operating loss carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2004. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net deferred income tax asset (liability) is reflected in the accompanying 2004 and 2003 consolidated balance sheets as a $29,046 and $23,947 current asset and a $28,394 and $65,869 non-current liability, respectively.

As of March 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $104 million which are available to offset future federal and state taxable income, if any, through 2024.

Deferred tax expense (benefit) of $1,584, $(3,830), and $842 was attributed to other comprehensive income (loss) for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

At March 31, 2004, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. No deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Note 8:   Stock Option Plans

The Company has two option plans that reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). On July 1, 2000, the Company adopted the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” which require variable accounting treatment on certain re-priced options. This requires that any increase in the stock price above the July 1, 2000, adoption date stock price be recognized immediately as compensation expense. For fiscal years 2004, 2003, and 2002, no compensation cost has been recognized for the stock option plans.

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

These plans provide that shares granted come from the Company’s authorized but unissued common stock or treasury stock. The prices of the options granted thus far pursuant to these plans are no less than

100% of the value of the shares on the date of grant. Also, the options may not be exercised within two years from the date of grant and no options will be exercisable after ten years from the date of grant.

A summary of the status of the Company’s three stock option plans as of March 31, 2004, 2003, and 2002, and changes during the fiscal years ended on those dates is presented below:

	March 31,
	2004		2003		2002
Fixed Options	Shares	Weighted- Average Exercisable Price	Shares	Weighted- Average Exercisable Price	Shares	Weighted- Average Exercisable Price
Options outstanding at beginning of fiscal year	3,853,525	$13.42	3,358,455	$14.39	2,841,020	$13.12
Options granted	1,062,625	12.77	839,500	9.11	824,250	16.59
Options exercised	(145,810)	5.56	(228,430)	11.92	(299,315)	8.35
Options cancelled	(308,625)	14.18	(116,000)	13.90	(7,500)	16.50
Options outstanding at end of fiscal year	4,461,715	$13.46	3,853,525	$13.42	3,358,455	$14.39
Option price range end of fiscal year		$5.00 to $19.80		$5.00 to $19.80		$2.50 to $19.80
Option price range for exercised shares		$5.00 to $6.75		$2.50 to $14.50		$2.50 to $18.19
Options available for grant end of fiscal year		353,620		1,100,120		1,823,620
Options exercisable end of fiscal year		2,730,840		2,290,525		1,717,205
Options weighted-average fair value granted during the fiscal year		$5.97		$4.51		$9.01

The following table summarizes information about stock options outstanding at March 31, 2004:

Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding at 3/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercisable Price	Number Exercisable At 3/31/04	Weighted-Average Exercisable Price
$3.96 to $5.94	242,665	3.2 years	$5.41	242,665	$5.41
$5.95 to $7.92	60,000	1.8 years	$6.00	60,000	$6.00
$7.93 to $9.90	734,000	6.5 years	$9.03	2,500	$9.03
$9.91 to $11.88	12,500	6.1 years	$11.20	10,000	$11.50
$11.89 to $13.86	1,000,500	9.5 years	$12.78	5,625	$12.77
$13.87 to $15.84	905,800	4.0 years	$14.50	905,800	$14.50
$15.85 to $17.82	1,470,250	4.6 years	$17.01	1,470,250	$17.01
$17.83 to $19.80	36,000	6.7 years	$19.15	34,000	$19.16
	4,461,715	5.8 years	$13.46	2,730,840	$14.90

Note 9:   Geographic Information:

	Fiscal Years ended March 31,(1)
	2004	2003	2002
United States	$189,367	$196,268	$231,605
China(2)	69,595	44,125	—
Asia Pacific(3)	40,043	40,132	94,133
Germany	34,461	29,254	35,980
Singapore(2)	28,653	34,540	—
Mexico	17,538	39,045	45,312
Other countries(4)	54,225	63,968	101,525
	$433,882	$447,332	$508,555

(1)          Revenues are attributed to countries or regions based on the location of the customer. The Company sold $76,264 and $58,942 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2004. The Company sold $48,677 and $45,024 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2003. No customer accounted for more than 10% of net sales in the fiscal year ended March 31, 2002.

(2)          Did not exceed 5% of sales in 2002; included with “Other countries.”

(3)          2003 excludes countries that exceeded 5% of consolidated sales. No country in this group exceeded 5% of consolidated net sales in 2004, 2003, and 2002.

(4)          No country in this group exceeded 5% of consolidated net sales.

The following geographic information includes long-lived assets based on physical location:

	March 31,
	2004	2003
United States	$172,344	$256,712
Mexico	243,396	227,644
China	7,831	—
Other	590	810
	$424,161	$485,166

Note 10:   Commitments

(a)   The Company has agreements with distributors and certain other customers that, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable (note 11). The Company adjusts sales for anticipated returns and price protection changes based on historical experience. Charges against sales in fiscal 2004, fiscal 2003, and fiscal 2002 were $71,410, $52,375, and $33,509, respectively. Actual applications against the allowances in fiscal 2004, fiscal 2003, and fiscal 2002 were $66,325, $60,865, and $63,692, respectively.

(b)   A subsidiary of the Company sold certain receivables discounted at .60% above LIBOR for the number of days the receivables are outstanding, with a recourse provision not to exceed 5% of the face amount of the factored receivables. The Company issued a joint and several guarantee in an aggregate amount up to but not to exceed $4,000 to guarantee the recourse provision. The facility expired in April 2002 and was not replaced. The Company transferred receivables and incurred factoring costs of $0 and $0 in fiscal 2004, $0 and $32 in fiscal 2003, and $306,693 and $2,399 in fiscal 2002, respectively. There were no factored receivables included in accounts payable, trade at March 31, 2004 and 2003.

(c)   The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million shares of its common stock. Net premiums generated from the sale of outstanding put options were $0.0 million, $0.2 million, and $0.6 million in fiscal 2004, 2003, and 2002, respectively, and were accounted for as Additional Paid-In Capital. During the fiscal year ended March 31, 2003, the Company paid approximately $3.7 million to settle put options. During the fiscal year ended March 31, 2002, the Company purchased 500,000 shares of treasury stock in connection with the exercise of put options. The Company does not anticipate any further stock purchases under this authorization, and the last outstanding put options matured unexercised in July 2003. On July 1, 2003, the Company was required to adopt Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact its financial results.

(d)   On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation (“Cabot”). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through calendar 2006. The Company received approximately $22.2 million and $38.1 million of material in the fiscal years ended March 31, 2004 and 2003, respectively. The commitment to purchase tantalum totals $61.1 million or $22.2 million each fiscal year through 2006 and $16.7 million in fiscal 2007. If the Company’s demand for tantalum exceeds the amount supplied under the contract, Cabot has the option to sell additional product to the Company at prices approximating market throughout the term. In connection with this extension, the Company and Cabot settled all claims in the litigation regarding the original supply agreement.

The Company records inventories at the lower of cost or market. In the period ended March 31, 2003, estimated losses associated with inventory received under the extended supply agreement were $16.4 million, and the Company’s estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $24.4 million. In the period ended March 31, 2004, the Company estimated additional future losses for the commitment to purchase tantalum at above-market prices to be approximately $12.4 million. Accordingly, $12.4 million and $40.8 million in charges were recorded in the fiscal years ended March 31, 2004 and 2003, respectively. A reconciliation of the beginning and ending balance included in the liabilities section of the Consolidated Balance Sheets was as follows:

	Inventory Supply Agreement Fiscal Years ended March 31,
	2004	2003
Beginning of fiscal year	$24,310	$—
Costs charged to expense	12,355	40,800
Costs paid or settled	(12,390)	(16,490)
End of fiscal year	$24,275	$24,310

(e)   The Company’s leases are primarily for distribution facilities or sales offices that expire principally between 2005 and 2009. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were approximately $3,180 in fiscal 2004, $2,796 in fiscal 2003, and $6,011 in fiscal 2002. Future minimum lease payments over the next five fiscal years under non-cancelable operating leases at March 31, 2004, are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
Minimum lease payments	$2,929	$2,371	$1,979	$1,286	$765	$1,702	$11,032

Note 11:   Supplementary Balance Sheet and Income Statement Detail:

	March 31,
	2004	2003
Accounts receivable:
Trade	$68,972	$56,270
Other	7,366	3,614
	76,338	59,884
Less:
Allowance for doubtful accounts	663	650
Allowance for price protection and customer returns (note 10)	18,372	13,816
Net accounts receivable	$57,303	$45,418

	Useful life
Property and equipment, at cost:
Land and land improvements	20 years	$12,790	$12,790
Buildings	20-40 years	119,154	114,915
Machinery and equipment	10 years	735,243	735,001
Furniture and fixtures	4-10 years	48,646	47,197
Construction in progress	—	20,566	16,935
Total property and equipment		936,399	926,838
Accumulated depreciation		(512,238)	(441,672)
Net property and equipment		$424,161	$485,166
Accrued expenses:
Salaries, wages, and related employee costs		$10,012	$9,413
Vacation		5,647	6,912
Inventory supply agreement (note 10)		8,700	6,670
Property taxes		2,267	2,770
Other		14,556	9,313
Total accrued expenses		$41,182	$35,078

	Fiscal Years ended March 31,
	2004	2003	2002
Other (income) expense:
Interest rate swaps	$(4,434)	$(7,815)	$—
Loss on write down of equity investment to market	1,046	—	—
Accounts receivable discounting	—	32	2,399
Unrealized foreign currency exchange gains	(300)	(1,415)	—
Other	377	(2,189)	1,039
	$(3,311)	$(11,387)	$3,438

Note 12:   Legal Proceedings

The Company has periodically incurred, and may continue to incur, liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”) and analogous state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a potentially responsible party (“PRP”) at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a “de minimis” party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (Union Carbide), the former owner of the Company, is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with Union Carbide in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company’s financial condition. In connection with the acquisition in 1990, Union Carbide agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

The Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers’ compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company’s financial condition or results of operations.

Note 13:   Restructuring and Impairment Charges

A summary of the expenses aggregated in the consolidated statements of operations line Restructuring and Impairment Charges expensed in the periods ended March 31, 2004, 2003, and 2002, were as follows (in millions):

	2004	2003	2002
Manufacturing relocation and employee termination costs	$24.2	$27.1	$12.8
Impaired long-lived assets	16.3	4.6	36.6
Restructuring and impairment charges	$40.5	$31.7	$49.4

Fiscal Year ended March 31, 2004

Restructuring and impairment charges incurred during fiscal 2004 included pre-tax charges totaling $40.5 million, of which $24.2 million and $16.3 million were charges for manufacturing relocation and personnel reductions and impaired long-lived assets, respectively, in fiscal year 2004.

Manufacturing relocation and employee termination costs—These charges were incurred as part of an Enhanced Strategic Plan (“Plan”) announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China. The Company estimates that it will incur approximately $35.0 million in total charges related to the Plan, which is targeted for completion in June 2005. Employee termination costs were approximately $18.7 million and include charges related to the eventual relocation of approximately 650 production-related jobs from domestic operations as well as charges, primarily revisions in the contract with the Matamoros employee union, impacting approximately 1,250 employees in Mexico. Equipment relocation costs of $5.5 million accounted for the balance of the charges.

Impaired assets—In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting the applications of solid aluminum capacitors. As a result, KEMET reorganized its solid aluminum capacitor business line. The Company recognized a $16.3 million non-cash charge related to the impairment of aluminum equipment and facilities and, currently, does not anticipate additional charges related to this product line.

Fiscal Year ended March 31, 2003

Restructuring and impairment charges incurred during fiscal year 2003 included pre-tax charges totaling $31.7 million, of which $27.1 million and $4.6 million were charges for personnel reductions and long-lived asset impairment, respectively. These charges were part of an ongoing effort by the Company to reduce costs after demand substantially decreased in fiscal year 2002.

Manufacturing relocation and employee termination costs— During the quarter ended September 30, 2002, the Company incurred charges of $9.1 million for manufacturing and support personnel reductions associated with closing manufacturing facilities in Greenwood, South Carolina, and Matamoros, Mexico, of approximately 185 and 240 employees, respectively. During the quarter ended March 31, 2003, the Company announced a cost-saving initiative that resulted in charges of $18.0 million associated with personnel reductions of approximately 255 and 183 in the U.S. and Mexico, respectively. All charges related to these personnel reductions were paid at March 31, 2003.

Impaired long-lived assets—The impaired assets consisted of certain long-lived assets associated with the closing of a manufacturing facility in Greenwood, South Carolina.

Fiscal Year ended March 31, 2002

Restructuring and impairment charges incurred during fiscal year 2002 included pre-tax charges totaling $49.4 million, of which $12.8 million and $36.6 million were charges for personnel reductions and long-lived asset impairment, respectively, in fiscal year 2003.

Manufacturing relocation and employee termination costs—Demand for the Company’s products decreased substantially during the first nine months of fiscal 2002, requiring a reevaluation of the Company’s cost structure, and this resulted in charges of $9.9 million associated with personnel reductions of approximately 600 and 1,000 employees in the U.S. and Mexico, respectively, recorded in the quarter ended December 31, 2001. The Company announced enhancements to its high-frequency products organization in the quarter ended March 31, 2002, which resulted in charges of $2.9 million associated with personnel reductions of approximately 350 employees in the U.S. and Mexico.

Impaired long-lived assets—Long lived asset impairment charges during the quarter ended December 31, 2001, were $15.1 million, including $11.4 million of machinery and equipment and a $3.7 million loss associated with the termination of the Company’s Australian joint venture, all of which were recorded in the quarter ended December 31, 2001. Asset impairment charges of $21.5 million, primarily related to machinery and equipment used in the Company’s high-frequency products organization, were recorded in the quarter ended March 31, 2002.

A reconciliation of the beginning and ending liability balances for restructuring charges included in accrued expenses and other non-current obligations of the Consolidated Balance Sheets were as follows:

	Personnel Reductions Fiscal Years ended March 31,
	2004	2003
Beginning of fiscal year	$800	$2,500
Costs charged to expense	18,679	27,100
Costs paid or settled	(12,302)	(28,800)
End of fiscal year	$7,177	$800

Note 14:   Loss Per Share

Basic and diluted loss per share are calculated as follows (per share data not in thousands):

	Fiscal Years ended March 31,
	2004	2003	2002
Net loss	$(111,975)	$(55,988)	$(27,289)
Weighted-average shares outstanding (basic)	86,412,281	86,167,563	85,773,763
Stock Options	—	—	—
Weighted-average shares outstanding (diluted)	86,412,281	86,167,563	85,773,763
Basic loss per share	$(1.30)	$(0.65)	$(0.32)
Diluted loss per share	$(1.30)	$(0.65)	$(0.32)

The fiscal years ended March 31, 2004, 2003, and 2002, excluded potentially dilutive securities of 3,825,000, 3,442,000, and 3,031,000, respectively, in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 15:   Derivatives, Hedging, and Other Financial Instruments

The Company uses certain derivative instruments (i.e., forward currency contracts) to reduce exposures to the volatility of foreign currencies and commodities impacting revenues and the costs of its products. Unrealized gains and losses associated with the change in value of these financial instruments are recorded in Accumulated Other Comprehensive Income (Loss). The after-tax impact on AOCI(L) related to the change in value of these financial instruments is as follows (in millions):

	2004	2003
Balance beginning March 31,	$(1.7)	$4.7
Current fiscal year unrealized gains (losses) related to the change in value of the financial instruments	0.4	(6.0)
Less (plus) prior fiscal year unrealized gains (losses) in AOCI(L) that were recognized in the current fiscal year and reclassified to loss	0.6	0.4
Net change in AOCI(L) related to financial instruments	1.0	(6.4)
Balance ended March 31,	$(0.7)	$(1.7)

The $0.7 million loss remaining in AOCI(L) at March 31, 2004 (see note 1: Comprehensive Income (Loss) table), is expected to be reclassified to earnings during the next twelve months as the hedged items affect earnings.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. The maximum period that the Company hedges pesos transactions is for sixteen months. At March 31, 2004 and 2003, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $57.7 million and $62.1 million, respectively. The fair values of these contracts at March 31, 2004 and 2003, totaled $0.3 million and $2.6 million, respectively, and were recorded as a derivative asset and liability, respectively, on the Company’s consolidated balance sheet as accrued expenses and other current assets, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. The maximum period that the Company hedges euro transactions is for thirteen months. At March 31, 2004, the Company had outstanding forward exchange contracts that mature within approximately six months to sell euros with notional amounts of $17.3 million. The fair values of these contracts at March 31, 2004, totaled $1.0 million, which is recorded as a derivative liability on the Company’s consolidated balance sheet under other current liabilities. No such forward contracts were outstanding during the corresponding periods in fiscal year 2003.

Changes in the derivatives’ fair values are deferred and recorded as a component of “Accumulated Other Comprehensive Income (Loss)” (AOCI) until the underlying transaction is recorded in loss. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statements of operations as cost of goods sold for forward contracts to purchase Mexican pesos and to sales for forward contracts to sell euros. Any ineffectiveness in the Company’s hedging relationships is recognized immediately in loss.

The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Hedging Commodity Prices

The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly and closely related to the host contract. As such, the fair values of these embedded derivatives are recorded on the consolidated balance sheet as derivative assets or liabilities and the change in fair values is recorded as a component of cost of goods sold. At March 31, 2004 and 2003, the Company had no derivative assets from these embedded derivatives. The change in fair values of such derivatives was $0 in 2004 and 2003 and a loss of $3.7 million in 2002.

All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. At March 31, 2004, the fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $2.5 million and was recorded as a derivative asset on the Company’s consolidated balance sheet under other current assets. The mark-to-market of this derivative instrument, which is not accounted for as a hedge, and payments received resulted in other income of $3.0 million in the fiscal year ended March 31, 2004.

The Company entered into two interest rate swap contracts in April 2003 that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt, both of which were terminated for a $1.4 million gain, reflected in other income in May 2003 for the fiscal year ended March 31, 2004.

In the quarter ended March 31, 2003, the Company terminated two interest rate swap contracts it initiated in November 2002. The contracts effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt. These derivative instruments resulted in other income of $1.0 million for the fiscal year ended March 31, 2003.

In the quarter ended December 31, 2002, the Company terminated two interest rate swap contracts it initiated in April 2002. The contracts effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt. These derivative instruments resulted in other income of $6.9 million for the fiscal year ended March 31, 2003.

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s debt outstanding at March 31, 2004 and 2003, was $105.6 million and $100.5 million, respectively, which was determined based on indications from a lending institution compared to its carrying value of $100.0 million.

Note 16:   Common Stock

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2004, the Company had made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization, and the last outstanding put options matured unexercised in July 2003. Approximately 615,000 shares were subsequently reissued for the exercise of employee stock options. At March 31, 2004 and 2003, the Company held 1,485,455 and 1,631,265 treasury shares at a cost of $27.4 million and $30.1 million, respectively. The Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact its financial results.

Note 17:   Investments

A summary of the components and carrying values of “Investments” in the Consolidated Balance Sheets is as follows:

	March 31, 2004	March 31, 2003
Short-term investments	$3,172	$—
Equity investments:
Available-for-sale	1,130	546
Cost	2,480	—
U.S. government marketable securities	84,584	—
	$91,366	$546

Non-equity investments of $3.2 million, $56.8 million, and $27.8 million mature within three months to one year, one to five years, and thereafter, respectively.

The unrealized pre-tax loss on available-for-sale securities was $0.8 million and $2.1 million at March 31, 2004 and 2003, respectively.

Recorded value approximates fair value at March 31, 2004 and 2003.

Note 18:   Acquisitions

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

On September 2, 2003, the Company announced an important step in its strategy to be on the leading edge of emerging technologies as it purchased an equity position of $2.5 million in Lamina Ceramics, Inc. (“Lamina Ceramics”), and entered into a business agreement with Lamina Ceramics to develop and commercialize high-performance, low-temperature co-fired ceramic-on-metal (“LTCC-M”) solutions for advanced electronic systems. Lamina Ceramics is a manufacturer of multilayer ceramic electronic packages, boards, and components using proprietary LTCC-M technology. On a fully-diluted basis, the Company’s interest in Lamina Ceramics was less than ten percent at March 31, 2004.

On December 17, 2003, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois. FELCO manufactures and sells industry-leading custom magnetic solutions. This $2.4 million acquisition broadens KEMET’s product portfolio, leveraging KEMET’s industry-leading capabilities in quality, delivery, and service to further penetrate customers in the military, aerospace, and industrial market segments. Approximately $2.1 million, not considered material to the consolidated balance sheet, of goodwill was recorded as part of the transaction.

Pro forma information is not presented herein as the acquisitions did not materially impact the Company’s Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET Corporation (Registrant)
Date: June 7, 2004	/s/ David E. Gable
David E. Gable Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 7, 2004	/s/ Dr. Jeffrey A. Graves
Dr. Jeffrey A. Graves Chief Executive Officer and Director
Date: June 7, 2004	/s/ David E. Gable
David E. Gable Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: June 7, 2004	/s/ David E. Maguire
David E. Maguire Chairman and Director
Date: June 7, 2004	/s/ Charles E. Volpe
Charles E. Volpe Director
Date: June 7, 2004	/s/ Stewart A. Kohl
Stewart A. Kohl Director
Date: June 7, 2004	/s/ E. Erwin Maddrey, II
E. Erwin Maddrey, II Director
Date: June 7, 2004	/s/ Joseph D. Swann
Joseph D. Swann Director
Date: June 7, 2004	/s/ Frank G. Brandenberg
Frank G. Brandenberg Director