Form 10-Q
period 2004-06-30
KEMET CORP
filed 2004-08-09
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 2004.

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒    Yes  ☐   No

Common Stock Outstanding at: July 31, 2004

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,501,985

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)
(unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$41,327	$183,528
Short-term investments	23,122	3,172
Accounts receivable	58,278	57,303
Inventories:
Raw materials and supplies	65,966	59,751
Work in process	39,920	41,250
Finished goods	33,623	28,015
Total inventories	139,509	129,016
Prepaid expenses and other current assets	5,025	6,979
Deferred income taxes	25,010	29,046
Total current assets	292,271	409,044
Property and equipment, net	416,330	424,161
Investments in U.S. government marketable securities	188,746	84,584
Investments in affiliates	3,420	3,610
Goodwill and intangible assets, net	44,737	45,088
Other assets	3,923	3,321
Total assets	$949,427	$969,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$33,982	$38,268
Accrued expenses	37,804	41,182
Income taxes payable	14,666	15,863
Total current liabilities	86,452	95,313
Long-term debt	100,000	100,000
Post-retirement benefits and other non-current obligations	55,858	61,623
Deferred income taxes	24,154	28,394
Total liabilities	266,464	285,330

Stockholders’ equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,979,878 and 87,953,720 shares at June 30, 2004, and March 31, 2004, respectively	879	879
Additional paid-in capital	317,891	317,497
Retained earnings	393,089	394,940
Accumulated other comprehensive loss	(1,586)	(1,457)
Treasury stock, at cost (1,481,635 and 1,485,455 shares at June 30, 2004, and March 31, 2004, respectively)	(27,310)	(27,381)
Total stockholders’ equity	682,963	684,478
Commitments and contingencies

Total liabilities and stockholders’ equity	$949,427	$969,808

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three months ended June 30,
	2004	2003
Net sales	$122,383	$105,362

Operating costs and expenses:
Cost of goods sold	100,124	95,997
Selling, general and administrative	12,878	13,546
Research and development	6,297	5,963
Restructuring charges	2,550	292
Total operating costs and expenses	121,849	115,798

Operating income (loss)	534	(10,436)

Other (income) and expense:
Interest income	(1,910)	(760)
Interest expense	1,623	1,572
Other (income) expense	2,285	(1,384)
Total other (income) and expense	1,998	(572)

Loss before income taxes	(1,464)	(9,864)

Income tax (benefit) expense	387	(6,293)

Net loss	$(1,851)	$(3,571)

Net loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Weighted-average shares outstanding:
Basic	86,494,650	86,349,086
Diluted	86,494,650	86,349,086

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three months ended June 30,
	2004	2003
Operating activities:
Net loss	$(1,851)	$(3,571)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,443	17,981
Gain on termination of interest rate swaps	—	(1,406)
Change in operating assets	(6,189)	38,046
Change in operating liabilities	(18,737)	(15,669)
Tax benefit on stock options exercised	69	92
Net cash (used in) provided by operating activities	(9,265)	35,473

Investing activities:
Purchases of short-term investments	(20,049)	(5,198)
Proceeds from maturity of short-term investments	91	—
Additions to property and equipment	(9,435)	(3,012)
Product line acquisition	—	(2,300)
Proceeds from termination of interest rate swaps	—	1,406
Investment in affiliates	—	(25)
Purchases of U.S. government marketable securities	(104,071)	—
Other	132	668
Net cash used in investing activities	(133,332)	(8,461)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	366	426
Proceeds from exercise of stock options	30	475
Net cash provided by financing activities	396	901

Net increase (decrease) in cash and cash equivalents	(142,201)	27,913

Cash and cash equivalents at beginning of period	183,528	263,585

Cash and cash equivalents at end of period	$41,327	$291,498

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ending March 31, 2004, Form 10-K.  Net sales and operating results for the three-month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

To conform with current period classification, expenses of approximately $292 thousand have been reclassified from Cost of goods sold to Restructuring charges on the Consolidated Statement of Operations for the quarter ended June 30, 2003.

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits” (“SFAS No. 132”). SFAS No. 132 retains the disclosures required by the original SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Revised SFAS No. 132, responding to concerns expressed by users of financial statements for the need for more information about pension plans, requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost defined benefit pension plans and other defined postretirement benefits. Generally, SFAS No. 132 is effective for beginning of the fiscal years ending after December 15, 2003 with some provisions effective in fiscal years commencing after June 15, 2004. The adoption of SFAS No. 132 did not impact the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not significantly impact the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative; in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not impact the Company’s consolidated financial statements.

In December 2003, the FASB revised Interpretation No. 46 (“FIN 46-R”), “Consolidation of Variable Interest Entities,” which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46-R did not impact the Company’s consolidated financial statements.

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

		Three Months Ended June 30,
		2004	2003
Net loss
As reported		$(1,851)	$(3,571)
Less stock-based compensation expense determined under fair-value-based methods, net of related tax effects		(1,263)	(886)
Pro forma net loss		$(3,114)	$(4,457)
Loss per share:
Basic	As reported	$(0.02)	$(0.04)
	Pro forma	$(0.04)	$(0.05)

Diluted	As reported	$(0.02)	$(0.04)
	Pro forma	$(0.04)	$(0.05)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants issued during the three month period ended June 30, 2004: expected life of 5 years; a risk-free interest rate of .91%; expected volatility of 54.5%; dividend yield of 0.0%;  and fair value of $7.02.  No options were granted in the three-month period ended June 30, 2003

Note 2.  Reconciliation of basic loss per common share

In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Loss Per Share
(Dollars in thousands except per share data)

	For the three months ended June 30,
	2004			2003
	Loss (numerator)	Shares (denominator)	Per Share Amount	Loss (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$(1,851)	86,494,650	$(0.02)	$(3,571)	86,349,086	$(0.04)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Diluted EPS	$(1,851)	86,494,650	$(0.02)	$(3,571)	86,349,086	$(0.04)

The three months ended June 30, 2004, excluded potentially dilutive securities of approximately 4,304,000, and the three months ended June 30, 2003, excluded potentially dilutive securities of approximately 3,474,000 in the computations of diluted loss per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products and to convert its fixed rate debt to a floating rate basis.

All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At June 30, 2004, and March 31, 2004, the Company had outstanding forward exchange contracts that mature within approximately twelve months to purchase Mexican pesos with notional amounts of $56.4 million and $57.7 million, respectively.  The fair values of these contracts totaled $(0.4) million and $0.3 million at June 30, 2004 and March 31, 2004 , respectively, and are recorded as a derivative liability and derivative asset, respectively, on the Company’s consolidated balance sheets under current liabilities and current assets, respectively. During the next twelve months, it is estimated that approximately $0.4 million of the loss on these contracts would be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in other comprehensive gain (loss), net of taxes, of $(0.5) million and $2.3 million for the three months ended June 30, 2004 and 2003, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At June 30, 2004 and March 31, 2004, the Company had outstanding forward exchange contracts that mature within approximately twelve months to sell euros with notional amounts of $27.1 million and $17.3 million, respectively. The fair values of these contracts at June 30, 2004 and March 31, 2004, totaled $0.6 million and $1.0 million, respectively, and are recorded as a derivative liability on the Company’s consolidated balance sheets under other current liabilities. During the next twelve months, approximately $0.6 million of the loss on these contracts is expected to be charged to net sales. The impact of the changes in fair values of these contracts resulted in other comprehensive income (loss), net of taxes, of $0.3 million and $(1.2) million in the three-month periods ended June 30, 2004 and 2003, respectively.

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. The fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $0.7 million and $2.5 million at June 30, 2004 and March 31, 2004, respectively, and are recorded as a derivative liability and derivative asset, respectively, on the Company’s consolidated balance sheet under other current liabilities and other current assets, respectively. The change in fair value of this derivative instrument resulted in other expense of $2.3 million for the three-month period ended June 30, 2004.  The loss in the quarter ended June 30, 2004 was primarily the result of projected increases in interest rates over the remaining life of the contract.

The Company entered into two interest rate swap contracts in April 2003 that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt, both of which were terminated for a $1.4 million gain and recognized in other income for the quarter ended June 30, 2003.

Note 4. Put Options

The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million of its common shares. The Company does not anticipate any further stock purchases under this authorization, and the last outstanding put options matured unexercised in July 2003. On July 1, 2003, the Company was required to adopt Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact the Company’s consolidated financial statements.

Note 5. Restructuring Charges

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the

Consolidated Balance Sheets for the periods ended June 30, 2004 and 2003 (dollars in thousands) is shown below:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations

Beginning of period	$7,177	$—	$800	$—
Costs charged to expense	—	2,550	292	—
Costs paid or settled	(600)	(2,550)	(800)	—
End of Period	$6,577	$—	$292	$—

Manufacturing relocation costs are expensed as actually incurred, therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the consolidated statements of operations line Restructuring charges.

Period ended June 30, 2004

Manufacturing relocation costs - These charges were incurred as part of an Enhanced Strategic Plan (“Plan”) announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China. The Company estimates that it will incur approximately $35.0 million in total charges related to the Plan, which is targeted for completion in June 2005.  All cost incurred during the three months ended June 30, 2004 relate to the relocation of manufacturing equipment to other low-cost manufacturing facilities in Mexico and China.

Period ended June 30, 2003

Employee termination costs – These were additional costs related to the workforce reduction actions initiated in the quarter ended March 31, 2003.

Note 6.  Acquisitions

On June 30, 2003, the Company acquired certain assets from Wilson Greatbatch Technologies, Inc (“GTI”). The $2.3 million cash purchase included the non-medical, high-voltage and high-temperature ceramic capacitor and EMI filter product lines of GTI’s Greatbatch-Sierra, Inc. subsidiary. The product lines were acquired as part of the Company’s strategic objective to broaden its high-performance capacitor solutions to support customers’ increasing technical requirements.  No goodwill was recorded as part of the transaction.  The results of operations are not significant for pro forma purposes.

On December 17, 2003, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois.  FELCO manufactures and sells industry-leading custom magnetic solutions. This $2.4 million acquisition broadens KEMET’s product portfolio, leveraging KEMET’s industry-leading capabilities in quality, delivery, and service to further penetrate customers in the military, aerospace, and industrial market segments. Approximately $2.1 million of goodwill and $0.5 million of patents and technology, which have an amortization period of seven years, were recorded as part of the transaction.  The results of operations are not significant for pro forma purposes.

Note 7.  Pension Plans

In fiscal year 2004, the Company provided pension benefits for certain retired employees under a domestic, non-contributory defined benefit pension plan.   The Company froze accrual of benefits of this plan on June 30, 2003 and subsequently terminated and liquidated the plan in the quarter ended March 31, 2004.  The components of the expense for the pension plan are as follows (dollars in thousands):

	Three Months Ended June 30,
	2004	2003
Service Cost	$—	$795
Interest costs	—	1,982
Expected return on assets	—	(2,051)
Amortization of prior service cost	—	(1)
Amortization of actuarial loss	—	340
Curtailment	—	187
Total net periodic benefits cost	$—	$1,252

There is no remaining liability to the Company under this plan therefore the Company will make no further contributions to plan assets in the future.

Note 8. Other Post-retirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company.  The components of the expense for post-retirement medical and life insurance benefits are as follows (dollars in thousands):

	Three Months Ended June 30,
	2004	2003
Service Cost	$310	$266
Interest costs	842	846
Expected return on assets	—	(30)
Amortization of actuarial loss	134	97
Total net periodic benefits cost	$1,286	$1,179

The Company expects to make no contributions to fund plan assets in fiscal year 2005 as the Company’s policy is to pay benefits as costs are incurred.  The Company estimates its benefits payments in fiscal year 2005 will be approximately $4.7 million.

Note 9. Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies.  The debt securities, which consist of U.S. government marketable securities, are classified as held-to-maturity securities, mature in excess of three months, and are carried at amortized cost.  The effect of amortizing these securities is recorded in current loss as interest income.

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

On a periodic basis, the Company reviews the market values of its equity investments classified as available-for-sale securities and the carrying value of its equity investments carried at cost for the purpose of identifying “other-than-temporay” declines in market value and carrying value, respectively, as defined in EITF 03-1.   The Company’s management has conducted this review for the quarters ended June 30, 2004 and 2003 and had determined that there were no “other-than-temporary” declines in the market value or carrying value for such investments.

A summary of the components and carrying values of “Investments” in the Consolidated Balance Sheets is as follows (dollars in thousands):

	June 30, 2004	March 31, 2004
Short-term investments	$23,122	$3,172
Equity investments:
Available-for-sale	940	1,130
Cost	2,480	2,480
U.S. government marketable securities	188,746	84,584
	$215,288	$91,366

Short-term investments consist primarily of corporate bonds and U.S. government securities.

Recorded value approximates fair value at June 30, 2004 and March 31, 2004.

Note 10.  Supply Contracts

The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar 2006. The Company records inventories at the lower of cost or market.   A reconciliation of the beginning and ending balance included in the liabilities section of the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Beginning of period	$24,275	$24,310
Costs charged to expense	—	—
Costs paid or settled	(5,818)	(1,708)
End of period	$18,457	$22,602

As of June 30, 2004 the remaining purchase commitments for this contract are $22.2 million each for calendar years 2005 and 2006.

The Company has silver and palladium purchase commitments with other suppliers.  These commitments total approximately $6.6 million and extend through March 2005.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended June 30, 2004 and 2003 include the following components (dollars in thousands):

	June 30, 2004	June 30, 2003
Net loss	$(1,851)	$(3,571)
Other comprehensive income (loss), net of tax:
Currency forward contract (losses) gains	(167)	1,125
Unrealized securities (losses) gains	(76)	260
Currency translation gains	114	37
Total other comprehensive loss	$(1,980)	$(2,149)

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows (dollars in thousands):

	June 30, 2004	March 31, 2004
Currency forward contract losses, net of tax	$(834)	$(667)
Unrealized securities losses, net of tax	(914)	(838)
Currency translation gains	162	48
Total accumulated other comprehensive loss	$(1,586)	$(1,457)

Note 12.  Goodwill and Intangible Assets

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

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting units as defined under SFAS No. 142, with carrying amounts. For purposes of determining potential impairment of goodwill, the Company aggregates its similar components as its segments are aggregated to a single reporting segment under SFAS No. 131. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company’s common stock and the premiums offered to obtain controlling interest for companies in the electronics industry.

KEMET performs its impairment tests during the first quarter of each fiscal year and when otherwise warranted.   KEMET performed this impairment test in the quarters ended June 30, 2004 and 2003 and concluded no goodwill impairment existed.

On June 30, 2003, the Company acquired certain assets from Wilson Greatbatch Technologies, Inc (“GTI”). The $2.3 million cash purchase included the non-medical, high-voltage and high-temperature ceramic capacitor and EMI filter product lines of GTI’s Greatbatch-Sierra, Inc. subsidiary. The product lines were acquired as part of the Company’s strategic objective to broaden its high-performance capacitor solutions to support customers’ increasing technical requirements.  No goodwill was recorded as part of the transaction.

On December 17, 2003, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois.  FELCO manufactures and sells industry-leading custom magnetic solutions. This $2.4 million acquisition broadens KEMET’s product portfolio, leveraging KEMET’s industry-leading capabilities in quality, delivery, and service to further penetrate customers in the military, aerospace, and industrial market segments. Approximately $2.1 million of goodwill and $0.5 million of patents and technology, which have an amortization period of seven years, were recorded as part of the transaction

The carrying amounts, accumulated amortization, and amortization expense for each of the periods presented are noted below by intangible asset class (dollars in thousands):

	June 30, 2004		March 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized Intangibles
Goodwill	$30,471	$—	$30,471	$—
Trademarks	7,181	—	7,181	—
Unamortized intangibles	37,652	—	37,652	—
Amortized Intangibles
Patents and technology – 5-25 Years	14,655	7,874	14,655	7,549
Other – 8-10 Years	914	610	914	584
Amortized intangibles	15,569	8,484	15,569	8,133
Total goodwill and intangibles	$53,221	$8,484	$53,221	$8,133

The expected amortization expense for the fiscal years ending March 31, 2005, 2006, 2007, 2008, and 2009 is $1,105, $1,005, $974, $942, and $590, respectively.

Note 13.  Income Taxes Payable

Income taxes payable on the Company’s consolidated balance sheets includes estimated amounts due in both U.S. and foreign tax jurisdictions.  This liability is recorded net of anticipated refunds due from the same aforementioned tax authorities.   The table set forth below provides the components of incomes taxes payable for each period presented (dollars in thousands):

	June 30, 2004	March 31, 2004
Income tax provision	$(25,522)	$(26,719)
U.S. Federal and state income tax refunds due	10,856	10,856
Income taxes payable	$(14,666)	$(15,863)

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

From time to time, information provided by the Company, including but not limited to statements in this report or other statements made by or on behalf of the Company, may contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  Such statements involve a number of risks and uncertainties.  The Company’s actual results could differ materially from those discussed in the forward-looking statements.  The cautionary statements set forth in the Company’s 2004 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the Company’s unaudited Consolidated Financial Statements included herein. The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements in KEMET’s annual report on Form 10-K for the year ended March 31, 2004. The Company’s critical accounting policies are described under the caption “Critical Accounting Policies and Estimates” in Item 7 of KEMET’s annual report on Form 10-K for the year ended March 31, 2004.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, assumptions, and judgments. Estimates and assumptions are based on historical data and other assumptions that management believes are reasonable in the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

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

The Company manufactures capacitors in the United States, Mexico, and China. Commodity manufacturing in the United States is being relocated (see “Enhanced Strategic Plan” ) to the Company’s lower-cost manufacturing facilities in Mexico and China. Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

To execute the Plan, KEMET is reorganizing its operations around the world. Over the next eighteen months, several KEMET facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET estimates it will incur special charges of approximately $35 million over the period of the reorganization related to movement of manufacturing operations.  This will yield an approximate one-year payback based on unit volumes at the time of the announcement, and a $50-60 million savings with volume recovery by fiscal 2006, if unit growth continues as it has in recent quarters. In addition, there will be special charges reflecting the change in status of the facilities that will be vacated through this move. The timing of the special charges is dependent on the timing of operational decisions, some of which have not yet been finalized, and on operational activities yet to occur. See Special Charges under Results of Operations.

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

To accelerate the pace of innovations, the KEMET Innovation Center was created. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that will keep the Company at the forefront of its customers’ product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The KEMET Innovation Center is located in the Greenville, South Carolina, area.

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

All components of the Enhanced Strategic Plan are within their budgeted costs and are expected to be completed within fifteen months of the date of this filing.

Pension Plan

The Company froze accrual of benefits of its domestic non-contributory pension plan on June 30, 2003.  Prior to the end of fiscal year 2004, KEMET terminated and liquidated its defined benefit pension plan and, as a result, recognized $50.4 million in pension settlement charges in the quarter ended March 31, 2004.  The termination of the pension plan is anticipated to result in future savings of $6 million per year. KEMET continues to provide other defined contribution retirement plans to its employees.

Organizational Changes

On May 3, 2004, the Company announced that Dan LaMorte would be named Vice President and Chief Information Officer.  Mr. LaMorte most recently worked for KeyCorp, Inc., a financial services company located in Cleveland, Ohio, as the Senior Vice President, Enterprise Technology Operations.  Prior to joining KeyCorp, Mr. LaMorte was the Chief Information Officer at Submit Order, Inc. an outsource service provider company.  Mr. LaMorte has also held other information technology positions at Cole National Corporation, a manufacturer and distributor of eyewear, and Fisher-Scientific International, a distributor and manufacturer of scientific instruments and equipment.   Mr. LaMorte holds a B.S. degree from the University of Pittsburgh and an MBA from Fairleigh Dickinson University.

RESULTS OF OPERATIONS

Comparison of the Three-Month Period Ended June 30, 2004, with the Three-Month Period Ended June 30, 2003

Net sales for the quarter ended June 30, 2004, increased 16% to $122.4 million as compared to the same period last year. The increase in net sales was attributable to higher unit volumes for both tantalum and ceramic capacitors. Unit volumes in the three-month period ended June 30, 2004, exceeded the volumes of the prior period by approximately 54%.  This was the third consecutive quarter that net sales increased compared to the same quarter in the prior year. Average selling prices for the June 2004 quarter decreased approximately 24% compared to average selling prices for the June 2003 quarter.

As industry unit volumes increase due to improving end demand, the Company believes that the decline in average selling prices should moderate to more traditional annual declines of 6% to 8% per year. Considering the product mix between quarters, average selling prices were basically flat, sequentially, from the March 2004 quarter to the June 2004 quarter, which may indicate the transition to more normal price declines.

Net sales of surface-mount capacitors were $98.0 million for the quarter ended June 30, 2004, compared to $80.6 million for the same period last year. Net sales of leaded capacitors were $23.1 million for the quarter ended June 30, 2004, versus $24.8 million during the same period last year. Globally, export net sales increased during the three-month period ended June 30, 2004, by 21% to $74.1 million. Domestic net sales increased during the three-month period ended June 30, 2004, by 9% to $48.3 million.

Cost of sales for the quarter ended June 30, 2004, was $100.1 million, or 82% of net sales, as compared to $96.0 million, or 91% of net sales, for the same period last year. The aforementioned increase in units sold in the current fiscal year drove cost of sales higher versus the prior comparable period.  However, per-unit costs decreased significantly to offset the 24% decrease in average selling prices, resulting in a decrease in the cost of sales as a percentage of net sales in the current period as compared to the same period last year.

Commencing in the quarter ended June 30, 2004, KEMET has included as a reduction to cost of goods sold an estimate of duty refunds earned on the importation of certain raw materials into the United States which were purchased from foreign suppliers.  Previously, KEMET would recognize a reduction in cost of goods sold after duty refund claims were filed with the appropriate customs agency, which frequently occurred in periods subsequent to the period in which the duty refund was earned.  During the current period, KEMET reduced cost of goods sold by $610 thousand and recorded a receivable for duty refund claims earned in fiscal 2004, which the Company has determined does not have a significant impact on the consolidated financial statements.

Selling, general, and administrative expenses for the quarter ended June 30, 2004, were $12.9 million, or 11% of net sales, as compared to $13.5 million, or 13% for the same period last year. SG&A spending reflects the Company’s continuing commitment to invest in long-term relationships with its customers. Selling, general, and administrative expenses decreased as a percent of net sales largely as the result of higher net sales and lower costs in the current quarter compared to the same quarter in the prior fiscal year.

Research and development expenses for the quarter ended June 30, 2004, were $6.3 million, or 5% of net sales, as compared to $6.0 million, or 6% of net sales for the same period last year. The spending reflects the Company’s continuing commitment to invest in the development of new products and technologies. As a result of higher net sales, research and development expenditures decreased slightly as a percentage of net sales.

Special Charges

A summary of the special charges expensed in the periods ended June 30, 2004 and 2003, were as follows (in millions):

	Three Months Ended June 30,
	2004	2003
Manufacturing relocation costs	$2.6	$—
Employee termination costs	—	0.3
Total restructuring charges	$2.6	$0.3

These charges were incurred as part of an Enhanced Strategic Plan (“Plan”) announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China. The Company estimates that it will incur approximately $35.0 million in total charges related to the Plan, which is targeted for completion in June 2005.  All cost incurred during the three months ended June 30, 2004 relate to the relocation of manufacturing equipment to other low-cost facilities in Mexico and China.  All costs incurred in the three months ended June 30, 2003 relate to workforce reduction actions initiated in the quarter ended March 31, 2003.

Operating income for the quarter ended June 30, 2004, was $0.5 million, compared to an operating loss of $10.4 million for the comparable period in the prior year. The operating income in the current period resulted primarily from improved manufacturing margins, as compared to the same period in the prior fiscal year. The operating loss in the prior period resulted primarily from lower sales levels and the corresponding reduction in manufacturing margins.

Interest income was higher in the current period versus the prior period primarily due to higher interest rates in the current period due to the Company’s increased investment in longer-term U.S. government securities with higher yields.  Also, the Company recognized $0.6 million of interest income in the current period as a result of anticipated U.S. federal and state income tax refunds expected to be realized in the current fiscal year.  Other expense was $3.7 million higher in the current period versus the prior period primarily due to losses of $2.3 million on interest rate swap contracts marked-to-market in the current period and gains of $1.4 million on the termination of interest rate swap contracts in the prior period.

The income tax expense totaled $0.4 million for the quarter ended June 30, 2004, compared to an income tax benefit of $6.3 million for the period ended June 30, 2003. The variance in the expense (benefit) between periods is attributable to the difference in the pre-tax loss and the existence of a valuation allowance, which prevents the Company from recognizing additional income tax benefits resulting from current period operating losses, until a sustained level of profitability has been achieved.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy its liquidity requirements primarily with cash and cash equivalents provided by operations, the sale of short-term investments, and borrowings under its uncommitted Loan Agreement.

In addition to the aforementioned sources of liquidity, the Company also has outstanding federal income tax refunds of $7.9 million currently under review by the Internal Revenue Service.  Management anticipates final resolution and collection of these refunds in the current fiscal year.

The Company invested $104.1 million of cash and cash equivalents in U.S. government securities with maturities greater than one year during the quarter ended June 30, 2004, decreasing the cash and cash equivalent balance to $41.3 million, from $183.5 million at March 31, 2004. KEMET generated (used)  $(9.3) million and $35.5 million from operating activities, used $133.3 million and $8.5 million in investing activities, and generated $0.4 million and $0.9 million from financing activities in the three months ended June 30, 2004 and 2003, respectively.

Cash from Operating Activities

Cash flows from operating activities for the three months ended June 30, 2004, generated (used) $(9.3) million compared to $35.5 million in the prior year. The decrease in cash in the current period was primarily a result of an inventory increase of $10.5 million, partially offset by the net loss and changes in working capital accounts such as accounts receivable and accounts payable. The increase in cash in the prior period was primarily a result of $32.2 million in federal income tax refunds, resulting from tax loss carry-backs, and an inventory reduction of $16.1 million, partially offset by the net loss and changes in working capital accounts such as accounts receivable and accounts payable.  Cash flows used in operating activities in the current period were significantly lower than the same period last year due primarily to $32.2 million in federal income tax refunds received in the quarter ended June 30, 2003.

Cash from Investing Activities

Cash flows from investing activities for the three months ended June 30, 2004, used $133.3 million compared to $8.5 million in the same period in the prior year. In the three months ended June 30, 2004, the aforementioned $104.1 million purchase of U.S. government securities with maturities greater than one year accounted for most of the change. These investments were made with the intent to yield higher interest income. Other major uses of cash in the current period included $9.4 million in additions to property and equipment and $20.0 million invested in short-term investments.  In the three months ended June 30, 2003, most of the period’s activity was attributed to capital expenditures of $3.0 million, $5.2 million invested in short-term investments, and the acquisition of product line and technology assets of $2.3 million, partially offset by proceeds of $1.4 million from the termination of interest rate swap contracts.

Capital expenditures in the current year will be primarily related to the reorganization and movement of manufacturing facilities to Mexico and China as discussed in the aforementioned Enhanced Strategic Plan section. The Company currently estimates its capital expenditures for fiscal 2005 to be approximately $50 million.

Cash from Financing Activities

Cash flows from financing activities for the three months ended June 30, 2004, generated $0.4 million compared to $0.9 million in the same period in the prior year.  A decrease in proceeds from the exercise of stock options in the prior period primarily accounted for the decrease in cash provided in fiscal 2004 versus fiscal 2003.

During the three months ended June 30, 2004, the Company’s indebtedness did not change. The Company was in compliance with the covenants under its $100 million long-term debt as of the most recent reporting period. As of June 30, 2004, the Company had unused availability under its uncommitted Loan Agreement with a bank for $50.0 million.   The Company’s contractual interest payments on its long term debt for fiscal year 2005 will be $6.7 million.  However, the Company has entered into an interest rate swap contract (see Note 3 of the Consolidated Financial Statements) which is anticipated to significantly reduce the net amount of interest paid by the Company.  The amount of the reduction is subject to future changes in the 6-month LIBOR rate.  Increases in the rate will reduce the benefit of the swap contract.

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through June 30, 2004, the Company had made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization, and the last outstanding put options matured unexercised in July 2003.

Approximately 619,000 shares were subsequently reissued for the exercise of employee stock options. At June 30, 2004, the Company held approximately 1,482,000 treasury shares at a cost of $27.3 million. The Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact the Company’s consolidated financial statements.

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

Commitments

As of March 31, 2004, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see note 10 to the Consolidated Financial Statements), and debt as follows:

	Fiscal Years Ended March 31,
Description	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$2,929	$2,371	$1,979	$1,286	$765	$1,702	$11,032
Tantalum	22,200	22,200	16,650	—	—	—	61,050
Debt	—	—	20,000	20,000	20,000	40,000	100,000
Total	$25,129	$24,571	$38,629	$21,286	$20,765	$41,702	$172,082

As of June 30, 2004, the Company anticipates no changes to these obligations, except as discussed in footnote 10.

Impact of Recently Issued Accounting Standards

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits” (“SFAS No. 132”). SFAS No. 132 retains the disclosures required by the original SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Revised SFAS No. 132, responding to concerns expressed by users of financial statements for the need for more information about pension plans, requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost defined benefit pension plans and other defined postretirement benefits. Generally, SFAS No. 132 is effective for beginning of the fiscal years ending after December 15, 2003 with some provisions effective in fiscal years commencing after June 15, 2004.  The adoption of SFAS No. 132 did not impact the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not significantly impact the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative; in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not impact the Company’s consolidated financial statements.

In December 2003, the FASB revised Interpretation No. 46 (“FIN 46-R”), “Consolidation of Variable Interest Entities,” which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46-R did not impact the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ending March 31, 2004, Form 10-K, Part II, Item 7 A, is still applicable and updated through June 30, 2004 (see Note 3 of the Financial Statements).

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as reported above and in the Company’s fiscal year ending March 31, 2004, Form 10-K under the caption “Item 3.  Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.

Item 2.  Change in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 21, 2004.

Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees for director as listed in the definitive proxy statement of the Company dated as of June 11, 2004.  The nominees were elected.

Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

(i)                      Election of two Directors of the Company:

The Proxy nominees for director as listed in the proxy statement were elected to serve three-year terms with the following vote:

Nominees	In Favor	Withheld
David E. Maguire	49,803,753	25,146,152
Joseph D. Swann	63,347,658	11,602,247

(ii)             The ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending March 31, 2005:

In Favor	Against	Abstain
41,331,566	33,447,794	170,545

(iii)                The approval of KEMET Corporation’s 2004 Long-Term Equity Incentive Plan:

In Favor	Against	Abstain	No Vote
45,456,099	18,015,116	1,523,115	9,955,575

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

Exhibit 32.1 Section 1350 Certifications - Principal Executive Officer.

Exhibit 32.2 Section 1350 Certifications - Principal Financial Officer.

(b) On April 30, 2004, the Company furnished a report on Form 8-K of a press release made on April 26, 2004, that announced the annual and quarterly financial results for the periods ended March 31, 2004.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

KEMET Corporation

/S/ David E. Gable
David E. Gable
Vice President and Chief Financial Officer