Form 10-Q
period 2004-09-30
KEMET CORP
filed 2004-11-09
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 2004.

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒   Yes  ☐  No

Common Stock Outstanding at: October 31, 2004

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,518,799

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)
(Unaudited)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$30,919	$183,528
Short-term investments	23,110	3,172
Accounts receivable	57,814	57,303
Inventories:
Raw materials and supplies	69,856	59,751
Work in process	42,609	41,250
Finished goods	41,490	28,015
Total inventories	153,955	129,016
Prepaid expenses and other current assets	6,188	6,979
Deferred income taxes	17,156	29,046
Total current assets	289,142	409,044
Property and equipment, net	407,211	424,161
Investments in U.S. government marketable securities	183,448	84,584
Investments in affiliates	3,459	3,610
Goodwill	30,471	30,471
Intangible assets, net	14,015	14,617
Other assets	3,537	3,321
Total assets	$931,283	$969,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$37,085	$38,268
Accrued expenses	36,181	41,182
Income taxes payable	14,507	15,863
Total current liabilities	87,773	95,313
Long-term debt	100,000	100,000
Post-retirement benefits and other non-current obligations	49,317	61,623
Deferred income taxes	16,863	28,394
Total liabilities	253,953	285,330

Stockholders’ equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 87,993,321 and 87,953,720 shares at September 30, 2004, and March 31, 2004, respectively	880	879
Additional paid-in capital	317,744	317,497
Retained earnings	385,624	394,940
Accumulated other comprehensive income (loss)	393	(1,457)
Treasury stock, at cost (1,481,635 and 1,485,455 shares at September 30, 2004, and March 31, 2004, respectively)	(27,311)	(27,381)
Total stockholders’ equity	677,330	684,478
Commitments and contingencies

Total liabilities and stockholders’ equity	$931,283	$969,808

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Net sales	$106,022	$100,084	$228,405	$205,446

Operating costs and expenses:
Cost of goods sold	102,773	112,500	202,896	208,497
Loss (gain) on long-term supply contract	(11,139)	12,355	(11,139)	12,355
Selling, general and administrative	13,062	13,030	25,500	26,576
Research and development	6,637	5,907	13,375	11,870
Pension settlement charges	218	—	218	—
Restructuring and impairment charges	1,649	28,549	4,199	28,841
Total operating costs and expenses	113,200	172,341	235,049	288,139

Operating loss	(7,178)	(72,257)	(6,644)	(82,693)

Other (income) and expense:
Interest income	(1,455)	(886)	(3,365)	(1,646)
Interest expense	1,579	1,666	3,202	3,238
Other (income) expense	11	(797)	2,296	(2,181)
Total other (income) expense	135	(17)	2,133	(589)

Loss before income taxes	(7,313)	(72,240)	(8,777)	(82,104)

Income tax expense (benefit)	152	(28,960)	539	(35,253)

Net loss	$(7,465)	$(43,280)	$(9,316)	$(46,851)

Net loss per share:
Basic	$(0.09)	$(0.50)	$(0.11)	$(0.54)
Diluted	$(0.09)	$(0.50)	$(0.11)	$(0.54)

Weighted-average shares outstanding:
Basic	86,506,738	86,403,086	86,500,694	86,376,086
Diluted	86,506,738	86,403,086	86,500,694	86,376,086

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended September 30,
	2004	2003
Operating activities:
Net loss	$(9,316)	$(46,851)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, (gain) loss on long-term supply contract and impairment charges	22,372	65,202
Gain on termination of interest rate swaps	—	(1,406)
Change in operating assets	(10,427)	51,829
Change in operating liabilities	(19,928)	(20,230)
Tax benefit on stock options exercised	(212)	160
Net cash (used in) provided by operating activities	(17,511)	48,704

Investing activities:
Purchases of short-term investments	(20,050)	(34,428)
Proceeds from maturity of short-term investments	91	—
Additions to property and equipment	(16,772)	(8,725)
Product line acquisition	—	(2,300)
Proceeds from termination of interest rate swaps	—	1,406
Investment in affiliates	—	(2,573)
Purchases of U.S. government marketable securities	(104,071)	—
Proceeds from maturity of long-term investments	5,000	—
Other	173	593
Net cash used in investing activities	(135,629)	(46,027)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	501	547
Proceeds from exercise of stock options	30	768
Net cash provided by financing activities	531	1,315

Net increase (decrease) in cash and cash equivalents	(152,609)	3,992

Cash and cash equivalents at beginning of period	183,528	263,585

Cash and cash equivalents at end of period	$30,919	$267,577

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ending March 31, 2004, Form 10-K.  Net sales and operating results for the six-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

In May, 2004 the FASB issued FASB Staff Bulletin (“FSB”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits.    The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FSB 106-2 states that under the guidance provided by FASB 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, health care coverage provided by Medicare shall be taken into account in measuring the employer’s postretirement health care obligation and that currently enacted changes in relevant laws should be considered in current period measurements of net periodic postretirement benefit cost and the accumulated pension benefit obligation (“APBO”).   FSB 106-2 is effective in the first reporting period beginning after June 15, 2004.  The adoption of FSB 106-2 in the quarter ended September 30, 2004 did not impact the Company’s Consolidated Financial Statements.

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

Had compensation costs for the Company’s two stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of Statement No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (dollars in thousands except per share data):

		Three Months Ended September 30,		Six Months Ended September 30,
		2004	2003	2004	2003
Net loss
As reported		$(7,465)	$(43,280)	$(9,316)	$(46,851)
Less stock-based compensation expense determined under fair-value-based methods, net of related tax effects		(1,249)	(886)	(2,499)	(1,772)
Pro forma		$(8,714)	$(44,166)	$(11,815)	$(48,623)
Loss per share:
Basic	As reported	$(0.09)	$(0.50)	$(0.11)	$(0.54)
	Pro forma	$(0.10)	$(0.51)	$(0.14)	$(0.56)

Diluted	As reported	$(0.09)	$(0.50)	$(0.11)	$(0.54)
	Pro forma	$(0.10)	$(0.51)	$(0.14)	$(0.56)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants issued during the six month period ended September 30, 2004: expected life of 5 years; a risk-free interest rate of 0.91%; expected volatility of 54.5%; dividend yield of 0.0%; and fair value of $7.02.  No options were granted in the three- and six-month periods ended September 30, 2003.  No options were granted in the three-month period ended September 30, 2004.

Revenue Recognition on Sales to Electronic Distributors

A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors.  The Company’s distributor policy includes inventory price protection and “ship-from-stock and debit” (“SFSD”) programs common in the industry.

The price protection policy protects the value of the distributors’ inventory in the event the Company reduces its published selling price to distributors.  This program allows the distributor to debit the Company for the difference between KEMET’s list price and the lower authorized price for specific parts.  The Company establishes price protection reserves on specific parts residing in distributors’ inventories in the period that the price protection is formally authorized by management.

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office.  This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction.

The Company established reserves for its SFSD program based on historical experience.  Management analyzes the historical trend of SFSD debit activity as it relates to historical sales activity and actual distributor inventory levels to determine the SFSD exposure at the balance sheet date.

The establishment of these reserves is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included the line item Accounts receivable on the Company’s Consolidated Balance Sheets.

Note 2.  Reconciliation of basic loss per common share

In accordance with FASB Statement No. 128, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Loss Per Share
(Dollars in thousands except per share data)

	For the three months ended September 30,
	2004			2003
	Loss (numerator)	Shares (denominator)	Per Share Amount	Loss (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$(7,465)	86,506,738	$(0.09)	$(43,280)	86,403,086	$(0.50)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Diluted EPS	$(7,465)	86,506,738	$(0.09)	$(43,280)	86,403,086	$(0.50)

	For the six months ended September 30,
	2004			2003
	Loss (numerator)	Shares (denominator)	Per Share Amount	Loss (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$(9,316)	86,500,694	$(0.11)	$(46,851)	86,376,086	$(0.54)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Diluted EPS	$(9,316)	86,500,694	$(0.11)	$(46,851)	86,376,086	$(0.54)

The three and six months ended September 30, 2004, excluded potentially dilutive securities of approximately 4,311,370 and 4,311,797, respectively, and the three and six months ended September 30, 2003, excluded potentially dilutive securities of approximately 3,650,000 and 3,660,000, respectively, in the computations of diluted loss per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products and to convert its fixed rate debt to a floating rate basis.

All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At September 30, 2004 and March 31, 2004, the Company had outstanding forward exchange contracts that mature within approximately twelve months to purchase Mexican pesos with notional amounts of $57.2 million and $57.7 million, respectively.  The fair values of these contracts totaled $1.3 million and $0.3 million at September 30, 2004 and March 31, 2004, respectively, and are recorded as a derivative asset on the Company’s consolidated balance sheets under other current assets. During the next twelve months, it is estimated that approximately $1.3 million of the gain on these contracts would be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in other comprehensive gain (loss), net of taxes, of $1.1 million and $(1.2) million for the three-month periods ended September 30, 2004 and 2003, respectively.  The impact of the changes in fair values of these contracts resulted in other comprehensive gain, net of taxes, of $0.6 million and $1.1 million for the six-month periods ended September 30, 2004 and 2003, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At September 30, 2004 and March 31, 2004, the Company had outstanding forward exchange contracts that mature within approximately twelve months to sell euros with notional amounts of $20.1 million and $17.3 million, respectively. The fair values of these contracts at September 30, 2004 and March 31, 2004, totaled $0.8 million and $1.0 million, respectively, and are recorded as a derivative liability on the Company’s consolidated balance sheets under other current liabilities. During the next twelve months, approximately $0.8 million of the loss on these contracts is expected to be charged to net sales. The impact of the changes in fair values of these contracts resulted in other comprehensive income (loss), net of taxes, of $(0.1) million and $0.1 million in the three-month periods ended September 30, 2004 and 2003, respectively.  The impact of the changes in fair values of these contracts resulted in other comprehensive income (loss), net of taxes, of $0.3 million and $(1.1) million in the six-month periods ended September 30, 2004 and 2003, respectively.

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. The fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $0.5 million and $2.5 million at September 30, 2004 and March 31, 2004, respectively, and is recorded as a derivative asset on the Company’s Consolidated Balance Sheets under other current assets. The change in fair value of this derivative instrument resulted in other income of $1.1 million and $1.5 million for the three-month periods ended September 30, 2004 and 2003, respectively.  The change in fair value of this derivative instrument resulted in other income (expense) of $(1.2) million and $1.5 million for the six-month periods ended September 30, 2004 and 2003, respectively.   The gain in the quarter ended September 30, 2004 was primarily the result of projected decreases in interest rates over the remaining life of the contract.

The Company entered into two interest rate swap contracts in April 2003 that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt, both of which were terminated for a $1.4 million gain and recognized in other income for the six months ended September 30, 2003.

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

Note 5. Restructuring and Impairment Charges

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the periods ended September 30, 2004 and 2003 (dollars in thousands) is shown below:

	Three months ended September 30, 2004		Three months ended September 30, 2003
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations	Asset Impairment
Beginning of period	$6,577	$—	$292	$—	$—
Costs charged to expense	—	1,649	8,398	2,291	17,860
Costs paid or settled	(535)	(1,649)	(646)	(2,291)	0
End of period	$6,042	$—	$8,044	$—	$17,860

	Six months ended September 30, 2004		Six months ended September 30, 2003
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations	Asset Impairment
Beginning of period	$7,177	$—	$800	$—	$—
Costs charged to expense	—	4,199	8,690	2,291	17,860
Costs paid or settled	(1,135)	(4,199)	(1,446)	(2,291)	0
End of period	$6,042	$—	$8,044	$—	$17,860

Manufacturing relocation costs are expensed as actually incurred, therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the consolidated statements of operations line, Restructuring and impairment charges.

Manufacturing relocation and personnel reduction costs - These charges were incurred as part of an Enhanced Strategic Plan (“Plan”) announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China. The Company estimates that it will incur approximately $35.0 million in total charges related to the Plan, which is targeted for completion in June 2005.  As of September 30, 2004, cumulative restructuring costs incurred totaled approximately $30 million.

Asset impairment charges – In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting applications of solid aluminum capacitors.  As a result, KEMET reorganized its solid aluminum capacitor business line during the quarter ended September 30, 2003 and recognized a $17.8 million non-cash charge related to the impairment of equipment and facilities associated with the aluminum capacitor business line.

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

Note 7.  Pension Plans

In fiscal year 2004, the Company provided pension benefits for certain retired employees under a domestic, non-contributory defined benefit pension plan.   The Company froze accrual of benefits of this plan on June 30, 2003 and subsequently terminated and liquidated the plan in the quarter ended March 31, 2004.  The Company will make no further contributions to the plan in the future.  The components of the expense for the pension plan are as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$795
Interest cost	—	1,982	—	3,964
Expected return on assets	—	(2,051)	—	(4,102)
Amortization of prior service cost	—	(1)	—	(2)
Amortization of actuarial loss	—	340	—	680
Settlement charges	218	—	218	—
Curtailment	—	—	—	187
Total net periodic benefits costs	$218	$270	$218	$1,522

The settlement charges of $218 thousand incurred in the current quarter is associated with the pension settlement that occurred in the quarter ended March 2004.

Management is primarily responsible for determining the cost of pension benefits for this plan.  Management considered a number of factors, including consulting with an actuarial firm, when determining this cost.

Note 8. Other Post-retirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company.  The components of the expense for post-retirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Service cost	$222	$266	$532	$532
Interest costs	740	846	1,582	1,692
Expected return on assets	—	(30)	—	(60)
Amortization of actuarial loss	45	97	179	194
Total net periodic benefits costs	$1,007	$1,179	$2,293	$2,358

The Company expects to make no contributions to fund plan assets in fiscal year 2005 as the Company’s policy is to pay benefits as costs are incurred.  The Company estimates its benefits payments in fiscal year 2005 will be approximately $4.4 million.  Management is primarily responsible for determining the cost of pension benefits for this plan.  Management considered a number of factors, including consulting with an actuarial firm, when determining this cost.

Note 9. Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies.  The debt securities, which consist of U.S. government marketable securities, are classified as held-to-maturity securities, mature in one-month to six years, and are carried at amortized cost.  The effect of amortizing these securities is recorded in current loss as interest income.

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

On a periodic basis, the Company reviews the market values of its equity investments classified as available-for-sale securities and the carrying value of its equity investments carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively, as defined in EITF 03-1.   The Company’s management has conducted this review for the quarter ended September 30, 2004 and determined that an available for sale equity investment in a publicly-held company had an “other-than-temporary” decline in market value.  The market value initially declined from September 2003 to June 2004, with no significant change in market value from July 2004 to September 2004.  The Company considers the impairment “other-than-temporary” based on the duration of this market value decline and the lack of evidence that the market value will increase.  The Company has recognized a $0.9 million loss equal to the difference between the investment’s cost and its fair value at September 30, 2004.  This amount is included in Other (income) expense on the 2004 Consolidated Statements of Operations.

A summary of the components and carrying values of “Investments” in the Consolidated Balance Sheets is as follows (dollars in thousands):

	September 30, 2004	March 31, 2004
Short-term investments	$23,110	$3,172
Equity investments:
Available-for-sale	979	1,130
Cost	2,480	2,480
U.S. government marketable securities	183,448	84,584
	$210,017	$91,366

Short-term investments consist primarily of corporate bonds and U.S. government securities.  Recorded value approximates fair value at September 30, 2004 and March 31, 2004.

Note 10.  Supply Contracts

The Company has renegotiated the tantalum supply agreement with Cabot Corporation that extends through calendar year 2006. The Company records inventories at the lower of cost or market.   A reconciliation of the beginning and ending balance included in the liabilities section of the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Six months ended September 30, 2004	Six months ended September 30, 2003
Beginning of period	$24,275	$24,310
Costs charged to expense	—	12,355
Liability reduction	(11,139)	—
Costs paid or settled	(5,883)	(3,054)
End of period	$7,253	$33,611

For the six months ended September 30, 2004, the Company decreased its liability and recognized a gain of $11.1 million based on an amendment to the Cabot Corporation supply agreement.  As of September 30, 2004, the remaining purchase commitments for this contract are $3.3 million for calendar year 2004, $14.5 million for calendar year 2005 and $11.6 million for calendar year 2006.  For the six months ended September 30, 2003, the Company recorded additional liabilities of $12.4 million based on declining average selling prices.  See Commitment discussion in Management Discussion and Analysis of Results of Operations and Financial Condition.

In the current quarter, the Company cancelled silver and palladium purchase commitments with other suppliers totaling $6.6 million.  No gain or loss was recognized as a result of these cancellations.  The Company has no future commitments for these raw materials.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended September 30, 2004 and 2003 include the following components (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(7,465)	$(43,280)	$(9,316)	$(46,851)
Other comprehensive income (loss), net of tax:
Currency forward contract (losses) gains	1,037	(1,135)	870	(10)
Unrealized securities gains	914	1,116	838	1,376
Currency translation gain	28	18	142	55
Total other comprehensive loss	$(5,486)	$(43,281)	$(7,466)	$(45,430)

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows (dollars in thousands):

	September 30, 2004	March 31, 2004
Currency forward contract gains (losses), net of tax	$203	$(667)
Unrealized securities losses, net of tax	—	(838)
Currency translation gains	190	48
Total accumulated other comprehensive income (loss)	$393	$(1,457)

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

For purposes of determining the fair value of its trademarks, the Company utilizes a discounted cash flow model which considers the costs of royalties in the absence of trademarks owned by the Company.  Based upon our analysis of legal, regulatory, contractual, competitive and economic factors, we deemed that trademarks, which consist of the KEMET trade name and logo, have an indefinite useful life because they are expected to contribute to cash flows indefinitely.

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

The carrying amounts, accumulated amortization, and amortization expense for each of the periods presented are noted below by intangible asset class (dollars in thousands):

	September 30, 2004		March 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized Intangibles:
Goodwill	$30,471	$—	$30,471	$—
Trademarks	7,181	—	7,181	—
Unamortized intangibles	37,652	—	37,652	—
Amortized Intangibles:
Patents and technology – 5-25 Years	14,655	8,099	14,655	7,549
Other – 8-10 Years	914	636	914	584
Amortized intangibles	15,569	8,735	15,569	8,133
Total goodwill and intangibles	$53,221	$8,735	$53,221	$8,133

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

Note 13.  Income Taxes Payable

Income taxes payable on the Company’s consolidated balance sheets includes estimated amounts due in both U.S. and foreign tax jurisdictions.  This liability is recorded net of anticipated refunds due from the same aforementioned tax authorities.   The table set forth below provides the components of incomes taxes payable for each period presented (dollars in thousands):

	September 30, 2004	March 31, 2004
Income tax provision	$(25,965)	$(26,719)
U.S. Federal and state income tax refunds due	11,458	10,856
Income taxes payable	$(14,507)	$(15,863)

Note 14.  Segment Information

Under SFAS 131, the Company has only one reporting segment, which is passive components.  These passive components consists primarily of two product lines based on method of attachment: surface mount and leaded.  Net sales by product line are presented below (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Surface mount	$86,492	$81,243	$185,726	$161,779
Leaded	19,530	18,841	42,679	43,667
Net Sales	$106,022	$100,084	$228,405	$205,446

Note 15.  Concentrations of Risks

Sales and Credit Risk

The Company sells to customers located throughout the United States and the world.  Credit evaluations of its customers’ financial conditions are performed periodically, and the Company generally does not require collateral from its customers.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 51%, 43% and 33% of the Company’s net sales in fiscal years 2004, 2003, and 2002, respectively.   For the six months ended September 30, 2004, sales to electronic distributors accounted for approximately 53% of the Company’s net sales.   For the six months ended September 30, 2003, sales to electronic distributors accounted for approximately 49% of the Company’s net sales.  As a result of the Company’s concentration of sales to electronic distributors the Company may experience fluctuations in its operating results as electronic distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At September 30 and March 31, 2004, one customer accounted for more than 10% of the Company’s accounts receivable balance.

Employees

As of September 30, 2004, KEMET had approximately 9,400 employees, of whom approximately 1,500 were located in the United States, approximately 7,350 were located in Mexico, 500 in China, and the remainder were located in the Company’s foreign sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 5,100 hourly employees in Mexico represented by labor unions as required by Mexican law.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

Note 16.  Subsequent Events

On October 25, 2004, KEMET announced a workforce reduction of approximately 820 employees worldwide, or approximately 10%, which will result in one-time charges of $5.5 million in the December 2004 quarter and annualized savings of $11.1 million.

In addition, KEMET expects to record one-time charges for impairment and disposal of certain assets totaling approximately $20 million in the December 2004 quarter.

In August 2003, the Company entered into an interest rate swap contract that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%  (See Note 3.  Derivates and Hedging).  In October 2004, this contract was terminated for a $0.6 million gain and will be recognized in Other (income) expense in the December 2004 quarter.

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

To execute the Plan, KEMET is reorganizing its operations around the world. Over the next twelve months, several KEMET facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET estimates it will incur special charges of approximately $35 million over the period of the reorganization related to movement of manufacturing operations.  This will yield an approximate one-year payback based on unit volumes at the time of the announcement, and a $50-60 million savings with volume recovery by fiscal 2006, if unit growth continues as it has in recent quarters. In addition, there will be special charges reflecting the change in status of the facilities that will be vacated through this move. The timing of the special charges is dependent on the timing of operational decisions, some of which have not yet been finalized, and on operational activities yet to occur. See Restructuring and Impairment Charges under Results of Operations.

KEMET in the United States

KEMET’s corporate headquarters will remain in Greenville, South Carolina, though individual functions will evolve to support global activities in Asia, Europe and North America, either from Greenville or through locations in appropriate parts of the world.

Commodity manufacturing currently in the United States will be relocated to the Company’s lower-cost manufacturing facilities in Mexico and China.  Approximately 650 production-related jobs in the United States will be impacted by this relocation over the next twelve months.  Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

All components of the Enhanced Strategic Plan are within their budgeted costs and are expected to be completed within twelve months of the date of this filing.

Subsequent Events

On October 25, 2004, KEMET announced a workforce reduction of approximately 820 employees worldwide, or approximately 10%, which will result in one-time charges of $5.5 million in the December 2004 quarter and annualized savings of $11.1 million.

In addition, KEMET expects to record one-time charges for impairment and disposal of certain assets totaling approximately $20 million in the December 2004 quarter.

In August 2003, the Company entered into an interest rate swap contract that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%  (See Note 3.  Derivates and Hedging).  In October 2004, this contract was terminated for a $0.6 million gain and will be recognized in Other (income) expense in the December 2004 quarter.

Pension Plan

The Company froze accrual of benefits of its domestic non-contributory pension plan on June 30, 2003.  Prior to the end of fiscal year 2004, KEMET terminated and liquidated its defined benefit pension plan and, as a result, recognized $50.4 million in pension settlement charges in the fiscal year ended March 31, 2004.  During the quarter ended September 30, 2004, the Company recognized $218 thousand of additional costs related to the settlement of the pension plan which are included in the line item, Pension settlement charges in the Consolidated Statements of Operations.  The Company does not anticipate any further additional costs associated with the settlement of this plan.  The termination of the pension plan is anticipated to result in future savings of $6 million per year. KEMET continues to provide other defined contribution retirement plans to its employees.

Employees

As of September 30, 2004, KEMET had approximately 9,400 employees, of whom approximately 1,500 were located in the United States, approximately 7,350 were located in Mexico, 500 in China, and the remainder were located in the Company’s foreign sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 5,100 hourly employees in Mexico represented by labor unions as required by Mexican law.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

RESULTS OF OPERATIONS

Recent Industry Trend

Over the course of the summer and continuing into the fall, KEMET has been negatively impacted by an inventory cycle in the capacitor industry, especially at our distribution customers which represent approximately one half of our revenue. Based on the best information we have from customers, we do not believe this represents a prolonged slump in our industry, but the inventory correction has continued into the December 2004 quarter, which we anticipate will be flat in terms of revenue with the September 2004 quarter.

Average selling prices for the September 2004 quarter, adjusted for changes in product mix, declined by 8% compared to average selling prices for the June 2004 quarter. A significant portion of this price decline is due to the changes in the mix of sales channels during the quarter. Pricing is lowest in our Electronic Manufacturing Services channel, and average selling prices declined as sales to Electronic Manufacturing Services customers became a greater percentage of our business due to the correction of inventory in our Distribution channel.

By channel, 50% percent of total sales for the September 2004 quarter were to distribution customers, 27% were to Electronic Manufacturing Services customers, and 23% were to Original Equipment Manufacturing customers. In the June 2004 quarter, 56% of total sales were to distribution customers, and the reduction in the September quarter is primarily the result of a reduction in inventory levels by our Distribution customers.

Comparison of the Three-Month Period Ended September 30, 2004, with the Three-Month Period Ended September 30, 2003

Net Sales

Net sales for the three months ended September 30, 2004, increased 6% to $106 million as compared to the same period last year. The increase in net sales was attributable to higher unit volumes for both tantalum and ceramic capacitors. Unit volumes in the three-month period ended September 30, 2004, exceeded the volumes of the prior period by approximately 27%.  This was the fourth consecutive quarter that net sales increased compared to the same quarter in the prior year. Mix-adjusted average selling prices for the September 2004 quarter decreased approximately 8% compared to average selling prices for the September 2003 quarter.

Net sales of surface-mount capacitors were $86.5 million for the three months ended September 30, 2004, compared to $81.2 million for the same period last year. Net sales of leaded capacitors were $19.5 million for the three months ended September 30, 2004, versus $18.8 million during the same period last year.  Unit volume increased approximately 27% for surface-mount capacitors and decreased approximately 5% for leaded capacitors.

Export net sales decreased sequentially during the three-month period ended September 30, 2004, by 13.3% to $64.3 million.  Domestic net sales decreased sequentially during the three-month period ended September 30, 2004, by 13.4% to $41.7 million.

Cost of Sales

Cost of sales for the three months ended September 30, 2004, was $102.8 million, or 97% of net sales, as compared to $112.5 million, or 112% of net sales, for the same period last year.  Approximately $5.6 million of the decrease from the prior year can be attributed to inventory charges associated with the impairment of the solid aluminum product line (see discussion below under “Restructuring and impairment charges”).  No similar inventory charges existed in the current quarter.  The remaining $4.1 million decrease in cost of sales from the prior year can be attributed, in part, to lower per-unit costs as a result of various cost-saving initiatives implemented over the past fifteen months at the Company’s manufacturing facilities. These lower per-unit costs partially offset the 8% year-over-year decline in average selling prices. As a result, cost of sales as a percentage of net sales decreased compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the three months ended September 30, 2004, were $13.1 million, or 12% of net sales, as compared to $13.0 million, or 13% of net sales for the same period last year. SG&A spending reflects the Company’s continuing commitment to invest in long-term relationships with its customers through its direct sales and customer service professionals. Selling, general, and administrative expenses decreased slightly as a percent of net sales largely as the result of higher net sales in the current quarter compared to the same quarter in the prior fiscal year.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2004, were $6.6 million, or 6.3% of net sales, as compared to $5.9 million, or 5.9% of net sales for the same period last year. The 12% increase in spending reflects the Company’s continuing commitment to invest in the development of new products and technologies. As a result of this increase in spending, research and development expenditures increased as a percentage of net sales.

Restructuring and Impairment Charges

A summary of the restructuring and impairment charges recognized in the quarters ended September 30, 2004 and 2003 were as follows (in millions):

	Three Months Ended September 30,
	2004	2003
Manufacturing relocation costs	$1.6	$2.3
Employee termination costs	—	8.4
Asset impairment charges	—	17.8
Total restructuring and impairment charges	$1.6	$28.5

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

Asset impairment charges – In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting applications of solid aluminum capacitors.  As a result, KEMET reorganized its solid aluminum capacitor business line during the quarter ended September 30, 2003 and recognized a $17.8 million non-cash charge related to the impairment of equipment and facilities associated with the aluminum capacitor business line.

(Loss) Gain on Long-term Supply Contract

The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar 2007.  The Company records inventory at the lower of cost or market and had previously recorded a loss of $12.4 million for estimated future losses for the commitment to purchase tantalum at above-market prices during the quarter ended September 30, 2003.

The Company renegotiated and amended this contract during the current quarter.  As a result, tantalum purchase commitments have been reduced to $29.4 million through fiscal year 2007.  The Company recognized an $11.1 million gain in the current quarter to reflect the decrease in its liability as a result of the amended contract.

These gains (losses) are included in the line item, Loss (gain) on long-term supply contract on the consolidated statements of operations.  See Note 10 to the Consolidated Financial Statements for additional information.

Operating Loss

Operating loss for the three months ended September 30, 2004, was $7.2 million, compared to an operating loss of $72.3 million for the quarter ended September 30, 2003. The decrease in operating loss in the current period resulted primarily from higher net sales, lower per-unit manufacturing costs, lower restructuring and impairment charges and recognition of the gain associated with the amended tantalum supply contract with Cabot Corporation.

Other Income and Expense

Interest income was higher in the three months ended September 30, 2004 versus the comparable period in the prior year primarily due to the Company’s increased investment in longer-term U.S. government securities with higher yields.  Also, the Company recognized $0.1 million of interest income in the quarter ended September 30, 2004 as a result of anticipated U.S. federal and state income tax refunds expected to be realized in the current fiscal year.

Other (income) expense was $0.8 million lower in the three months ended September 30, 2004 versus the comparable period in the prior year. In the current quarter, other (income) expense included income of $1.1 million associated with the mark-to-market adjustment of an interest rate swap contract.  This income was offset, in part, by a $0.9 million non-cash loss recognized as a result of an “other-than-temporary” decline in the market value in an “available-for-sale” equity investment (see Note 9 to the Consolidated Financial Statements).  In the comparable prior year quarter, the Company recognized income of $1.5 million associated with the mark-to-market adjustment on interest rate swap contracts and a loss of $1.0 million as a result of an “other-than-temporary” market decline on the same “available-for-sale” equity investment.

Income Taxes

The income tax expense totaled $0.2 million for the three months ended September 30, 2004, compared to an income tax benefit of $29.0 million for the three months ended September 30, 2003. The increase in the expense (benefit) between periods is attributable to the lower pre-tax loss in the current quarter and the existence of a valuation allowance, which prevents the Company from recognizing additional income tax benefits resulting from current period operating losses, until a sustained level of profitability has been achieved.

Comparison of the Six- Month Period Ended September 30, 2004, with the Six- Month Period Ended September 30, 2003

Net Sales

Net sales for the six months ended September 30, 2004, increased 11% to $228.4 million as compared to the same period last year. The increase in net sales was attributable to higher unit volumes for both tantalum and ceramic capacitors. Unit volumes in the six-month period ended September 30, 2004, exceeded the volumes of the prior period by approximately 39%.  Mix-adjusted average selling prices for the six-month period ended September 2004 decreased approximately 10% compared to average selling prices for the same six-month period last year.

Net sales of surface-mount capacitors were $185.7 million for the six months ended September 30, 2004, compared to $161.8 million for the same period last year. Net sales of leaded capacitors were $42.7 million for the six months ended September 30, 2004, versus $43.7 million during the same period last year.  Unit volume increased approximately 40% for surface-mount capacitors and decreased approximately 1% for leaded capacitors.

Cost of Sales

Cost of sales for the six months ended September 30, 2004, was $202.9 million, or 89% of net sales, as compared to $208.5 million, or 101% of net sales, for the same period last year.  A majority of the $5.6 million decrease from the prior year can be attributed to inventory charges associated with the impairment of the solid aluminum product line recognized during the six months ended September 30, 2003 (see discussion below under “Restructuring and impairment charges”).  No similar inventory charges exist in the current fiscal year.  Additionally, lower per-unit costs partially offset the 10% year-over-year decline in average selling prices. As a result, cost of sales as a percentage of net sales decreased compared to the same period last year.

Commencing in the quarter ended June 30, 2004, KEMET has included as a reduction to cost of goods sold an estimate of duty refunds earned on the importation of certain raw materials into the United States which were purchased from foreign suppliers.  Previously, KEMET would recognize a reduction in cost of goods sold after duty refund claims were filed with the appropriate customs agency, which frequently occurred in periods subsequent to the period in which the duty refund was earned.  During the six months ended September 30, 2004, KEMET reduced cost of goods sold by $610 thousand and recorded a receivable for duty refund claims earned in fiscal 2004, which the Company has determined does not have a significant impact on the consolidated financial statements.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the six months ended September 30, 2004, were $25.5 million, or 11% of net sales, as compared to $26.6 million, or 13% of net sales for the same period last year. SG&A spending reflects the Company’s continuing commitment to invest in long-term relationships with its customers through its direct sales and customer service professionals. Selling, general, and administrative expenses decreased as a percent of net sales largely as the result of higher net sales in the current fiscal year.

Research and Development Expenses

Research and development expenses for the six months ended September 30, 2004, were $13.4 million, or 5.8% of net sales, as compared to $11.9 million, or 5.8% of net sales for the same period last year. The increase in spending reflects the Company’s continuing commitment to invest in the development of new products and technologies.  However, due to the increase in net sales from the prior fiscal year, research and development expenses as a percentage of net sales remained unchanged.

Restructuring and Impairment Charges

A summary of the restructuring and impairment charges expensed in the periods ended September 30, 2004 and 2003, were as follows (in millions):

	Six Months Ended September 30,
	2004	2003
Manufacturing relocation costs	$4.2	$2.3
Employee termination costs	—	8.7
Asset impairment charges	—	17.8
Total restructuring and impairment charges	$4.2	$28.8

These charges were incurred as part of an Enhanced Strategic Plan (“Plan”) announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China. The Company estimates that it will incur approximately $35.0 million in total charges related to the Plan, which is targeted for completion in June 2005.  All cost incurred during the six months ended September 30, 2004 relate to the relocation of manufacturing equipment to other low cost facilities in Mexico and China.

Extension of Raw Material Contract

The Company renegotiated the tantalum supply contract with Cabot Corporation in the current quarter.  The Company recognized an $11.1 million gain in the current quarter to reflect the decrease in its liability as a result of the amended contract.  Purchase commitments have been reduced to $29.4 million through fiscal year 2007.  See Note 10 to the Consolidated Financial Statements and the Commitment section of Management Discussion and Analysis of Results of Operations and Financial Condition for additional information.

Operating Loss

Operating loss for the six months ended September 30, 2004, was $6.6 million, compared to an operating loss of $82.7 million for the comparable period in the prior year.  The decrease in operating loss in the current period resulted primarily from higher net sales, lower per-unit manufacturing costs, lower restructuring and impairment charges and recognition of the gain associated with the amended tantalum supply contract with Cabot Corporation.

Other Income and Expense

Interest income was higher in the six months ended September 30, 2004 versus the comparable period in the prior year primarily due to the Company’s increased investment in longer-term U.S. government securities with higher yields.  Also, the Company recognized $0.7 million of interest income in the six months ended September 30, 2004 as a result of anticipated U.S. federal and state income tax refunds expected to be realized in the current fiscal year.

Other expense was $4.5 million higher in the six months ended September 30, 2004 versus the comparable period in the prior year. In the current year, other expense included expense of $1.2 million associated with the mark-to-market adjustment of an interest rate swap contract and a $0.9 million non-cash loss recognized as a result of an “other-than-temporary” decline in the market value in an “available-for-sale” equity investment (see Note 9 to the Consolidated Financial Statements).  In the comparable prior year period, the Company recognized income of $1.5 million associated with the mark-to-market adjustment on interest rate swap contracts, a gain of $1.4 million on termination of two interest rate swap contracts and a loss of $1.0 million as a result of an “other-than-temporary” market decline on the same “available-for-sale” equity investment.

Income Taxes

The income tax expense totaled $0.5 million for the six months ended September 30, 2004, compared to an income tax benefit of $35.3 million for the period ended September 30, 2003. The variance in the expense (benefit) between periods is attributable to the difference in the pre-tax loss and the existence of a valuation allowance, which prevents the Company from recognizing additional income tax benefits resulting from current period operating losses, until a sustained level of profitability has been achieved.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy its liquidity requirements primarily with cash and cash equivalents provided by operations, the sale of short-term investments, and borrowings under its uncommitted Loan Agreement.

In addition to the aforementioned sources of liquidity, the Company also has outstanding federal income tax refunds of $11.3 million currently under review by the Internal Revenue Service.  Management anticipates final resolution and collection of these refunds in the current fiscal year.

The Company invested $104.1 million of cash and cash equivalents in U.S. government securities with maturities greater than one year during the six months ended September 30, 2004, decreasing the cash and cash equivalent balance to $30.9 million, from $183.5 million at March 31, 2004. KEMET generated (used) $(17.5) million and $48.7 million from operating activities, used $135.6 million and $46.0 million in investing activities, and generated $0.5 million and $1.3 million from financing activities in the six months ended September 30, 2004 and 2003, respectively.

Cash from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2004, generated (used) $(17.5) million compared to $48.7 million in the prior year. The decrease in cash from operating activities in the current period was primarily a result of an inventory increase of $24.9 million, which is attributed to lower than anticipated sales volume and planned manufacturing moves.  This inventory increase was partially offset by the net loss and changes in working capital accounts such as accounts receivable and accounts payable. The increase in cash from operating activities in the prior period was primarily a result of $50.3 million in federal income tax refunds, resulting from tax loss carry-backs, and an inventory reduction of $44.8 million, partially offset by the net loss and changes in working capital accounts such as accounts receivable and accounts payable.

Cash from Investing Activities

Cash flows from investing activities for the six months ended September 30, 2004, used $135.6 million compared to $46.0 million in the same period in the prior year. In the six months ended September 30, 2004, the aforementioned $104.1 million purchase of U.S. government securities with maturities greater than one year accounted for most of the change. These investments were made with the intent to yield higher interest income. During the current quarter, proceeds of $5.0 million were received from the maturity of a long-term callable agency bond investment which was called by the issuing agency.  Other major uses of cash in the current period included $16.8 million in additions to property and equipment and $20.0 million invested in short-term investments.

In the six months ended September 30, 2003, most of the period’s activity was attributed to capital expenditures of $8.7 million, $34.4 million invested in short-term investments, acquisition of the product line and technology assets of Wilson Greatbatch Technologies for $2.3 million, an equity investment in Lamina Ceramics, Inc. of $2.6 million, partially offset by proceeds of $1.4 million from the termination of interest rate swap contracts.

Capital expenditures in the current year will be primarily related to the reorganization and movement of manufacturing facilities to Mexico and China as discussed in the aforementioned Enhanced Strategic Plan section. The Company currently estimates its capital expenditures for fiscal 2005 to be approximately $50 million.

Cash from Financing Activities

Cash flows from financing activities for the six months ended September 30, 2004, generated $0.5 million compared to $1.3 million in the same period in the prior year.  A decrease in proceeds from the exercise of stock options in the prior period primarily accounted for the decrease in cash provided in the current period.

During the six months ended September 30, 2004, the Company’s indebtedness did not change. The Company was in compliance with the covenants under its $100 million long-term debt as of the most recent reporting period. As of September 30, 2004, the Company had unused availability under its uncommitted Loan Agreement with a bank for $50.0 million.

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through September 30, 2004, the Company had made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization, and the last outstanding put options matured unexercised in July 2003.  Approximately 619,000 shares were subsequently reissued for the exercise of employee stock options. At September 30, 2004, the Company held approximately 1,482,000 treasury shares at a cost of $27.3 million. The Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact the Company’s consolidated financial statements.

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

Commitments

As of September 30, 2004, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see Note 10 to the Consolidated Financial Statements), and debt as follows (dollars in thousands):

	Fiscal Years Ended March 31,
Description	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$1,465	$2,371	$1,979	$1,286	$765	$1,702	$9,568
Tantalum	6,993	13,785	8,667	—	—	—	29,445
Debt Contracts	—	—	20,000	20,000	20,000	40,000	100,000
Total	$8,458	$16,156	$30,646	$21,286	$20,765	$41,702	$139,013

The Company's contractual interest payments on its long term debt will be $3.3 million for the remainder of fiscal year 2005, $6.7 million for fiscal year 2006, $6.0 million for fiscal year 2007, $4.7 million for fiscal year 2008, $3.3 million for fiscal year 2009 and $2.7 million thereafter.

As of September 30, 2004, the Company anticipates no changes to these obligations, except as discussed in Note 10.

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

In May, 2004 the FASB issued FASB Staff Bulletin (“FSB”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits.    The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FSB 106-2 states that under the guidance provided by FASB 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, health care coverage provided by Medicare shall be taken into account in measuring the employer’s postretirement health care obligation and that currently enacted changes in relevant laws should be considered in current period measurements of net periodic postretirement benefit cost and the accumulated pension benefit obligation (“APBO”).   FSB 106-2 is effective in the first reporting period beginning after June 15, 2004.  The adoption of FSB 106-2 in the quarter ended September 30, 2004 did not impact the Company’s Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ending March 31, 2004, Form 10-K, Part II, Item 7 A, is still applicable and updated through September 30, 2004 (see Note 3 of the Financial Statements).

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as reported above and in the Company’s fiscal year ending March 31, 2004, Form 10-K under the caption “Item 3.  Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.  The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with any certainty.  However, in the opinion of management, based on its examination of these matters and its experience to date, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Company’s consolidated balance sheet and expected insurance proceeds, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results or operations and cash flows for that period.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 10.1 Material Contracts - Cabot Corporation Contract Amendment

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

Date: November 9, 2004

KEMET Corporation

/S/ David E. Gable
David E. Gable
Vice President and Chief Financial Officer