Form 10-Q
period 2004-12-31
KEMET CORP
filed 2005-02-09
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended December 31, 2004.

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒   Yes  ☐  No

Common Stock Outstanding at: January 31, 2005

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,536,530

Part I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)

(Unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$23,546	$183,528
Short-term investments	45,003	3,172
Accounts receivable	57,093	57,303
Inventories:
Raw materials and supplies	60,942	59,751
Work in process	39,887	41,250
Finished goods	47,515	28,015
Total inventories	148,344	129,016
Prepaid expenses and other current assets	9,951	6,979
Deferred income taxes	12,201	29,046
Total current assets	296,138	409,044
Property and equipment, net	388,028	421,835
Property held for sale	2,326	2,326
Investments in U.S. government marketable securities	158,016	84,584
Investments in affiliates	1,085	3,610
Goodwill	30,471	30,471
Intangible assets, net	13,763	14,617
Other assets	3,630	3,321
Total assets	$893,457	$969,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$37,123	$38,268
Accrued expenses	36,938	41,182
Income taxes payable	18,338	15,863
Total current liabilities	92,399	95,313
Long-term debt	100,000	100,000
Postretirement benefits and other non-current obligations	49,576	61,623
Deferred income taxes	11,356	28,394
Total liabilities	253,331	285,330

Stockholders’ equity:
Common stock, par value $.01, authorized 300,000,000 shares, issued 88,009,727 and 87,953,720 shares at December 31, 2004 and March 31, 2004, respectively	880	879
Additional paid-in capital	317,828	317,497
Retained earnings	346,762	394,940
Accumulated other comprehensive income (loss)	1,895	(1,457)
Treasury stock, at cost (1,477,735 and 1,485,455 shares at December 31, 2004 and March 31, 2004, respectively)	(27,239)	(27,381)
Total stockholders’ equity	640,126	684,478
Commitments and contingencies

Total liabilities and stockholders’ equity	$893,457	$969,808

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Net sales	$95,503	$111,335	$323,908	$316,781

Operating costs and expenses:
Cost of goods sold	95,813	103,605	298,711	312,104
Loss (gain) on long-term supply contract	—	—	(11,139)	12,355
Selling, general and administrative	12,004	11,919	37,944	38,494
Research and development	7,488	6,297	20,422	18,167
Pension settlement charges	—	—	218	—
Restructuring and impairment charges	18,352	8,788	22,551	37,629
Total operating costs and expenses	133,657	130,609	368,707	418,749

Operating loss	(38,154)	(19,274)	(44,799)	(101,968)

Other (income) and expense:
Interest income	(1,511)	(1,068)	(4,876)	(2,715)
Interest expense	1,633	1,502	4,835	4,740
Other (income) expense	(189)	98	2,107	(2,083)
Total other (income) expense	(67)	532	2,066	(58)

Loss before income taxes	(38,087)	(19,806)	(46,865)	(101,910)

Income tax expense (benefit)	774	(6,734)	1,312	(41,987)

Net loss	$(38,861)	$(13,072)	$(48,177)	$(59,923)

Net loss per share:
Basic	$(0.45)	$(0.15)	$(0.56)	$(0.69)
Diluted	$(0.45)	$(0.15)	$(0.56)	$(0.69)

Weighted-average shares outstanding:
Basic	86,525,730	86,434,209	86,509,040	86,395,460
Diluted	86,525,730	86,434,209	86,509,040	86,395,460

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended December 31,
	2004	2003
Operating activities:
Net loss	$(48,177)	$(59,923)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, (gain) loss on long-term supply contract impairment charges	49,617	83,197
Gain on termination of interest rate swaps	(140)	(1,406)
Loss on investment	2,361	—
Change in operating assets	1,106	64,351
Change in operating liabilities	(22,033)	(31,607)
Tax benefit (expense) on stock options exercised	(212)	212
Net cash (used in) provided by operating activities	(17,478)	54,824

Investing activities:
Purchases of short-term investments	(20,050)	(38,436)
Proceeds from maturity of short-term investments	3,172	29,229
Additions to property and equipment	(27,576)	(13,573)
Product line acquisition	—	(2,300)
Proceeds from termination of interest rate swaps	140	1,406
Investment in affiliates	—	(4,850)
Purchases of U.S. government marketable securities	(104,071)	(73,041)
Proceeds from maturity of long-term investments	5,000	—
Other	196	920
Net cash used in investing activities	(143,189)	(100,645)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	635	679
Proceeds from exercise of stock options	50	711
Net cash provided by financing activities	685	1,390

Net increase (decrease) in cash and cash equivalents	(159,982)	(44,431)

Cash and cash equivalents at beginning of period	183,528	263,585

Cash and cash equivalents at end of period	$23,546	$219,154

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ending March 31, 2004, Form 10-K.  Net sales and operating results for the nine-month period ended December 31, 2004, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits” (“SFAS No. 132”). SFAS No. 132 retains the disclosures required by the original SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Revised SFAS No. 132, requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost defined benefit pension plans and other defined postretirement benefits. Generally, SFAS No. 132 is effective at the beginning of the fiscal years ending after December 15, 2003 with some provisions effective in fiscal years commencing after June 15, 2004. The adoption of SFAS No. 132 did not impact in any material respect the Company’s consolidated financial statements.

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

In December 2003, the FASB revised Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46(R) did not impact in any material respect the Company’s consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position (“FSP FAS”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits.    The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FSP FAS 106-2 states that under the guidance provided by the Statement of Financial Accounting Stancards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, health care coverage provided by Medicare shall be taken into account in measuring the employer’s postretirement health care obligation and that currently enacted changes in relevant laws should be considered in current period measurements of net periodic postretirement benefit cost and the accumulated pension benefit obligation.   FSB FAS 106-2 is effective in the first reporting period beginning after June 15, 2004.  The adoption of FSB FAS 106-2 in the quarter ended September 30, 2004 did not impact the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”.  This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” and removes the “so abnormal” criterion that under certain circumstances could have led to the capitalization of these items.  SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43.  SFAS No. 151 also requires that allcoation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 151 will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements.  The cumulative effect of adoption, if any, will be measured and recognized in the consolidated statements of operations on the date of adoption.

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

Had compensation costs for the Company’s two stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (dollars in thousands except per share data):

		Three months ended December 31,		Nine months ended December 31,
		2004	2003	2004	2003
Net loss
As reported		$(38,861)	$(13,072)	$(48,177)	$(59,923)
Less stock-based compensation expense determined under fair-value-based methods, net of related tax effects		(1,425)	(1,022)	(3,924)	(2,794)
Pro forma		$(40,286)	$(14,094)	$(52,101)	$(62,717)
Loss per share:
Basic	As reported	$(0.45)	$(0.15)	$(0.56)	$(0.69)
	Pro forma	$(0.47)	$(0.16)	$(0.60)	$(0.73)

Diluted	As reported	$(0.45)	$(0.15)	$(0.56)	$(0.69)
	Pro forma	$(0.47)	$(0.16)	$(0.60)	$(0.73)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants issued during the three and nine month periods ended December 31, 2004: expected life of 5 years; a risk-free interest rate of 2.18%; expected volatility of 35.3%; dividend yield of 0.0%; and fair value of $2.68.  The weighted-average assumptions for option grants issued during the three and nine month periods ended December 31, 2003 include expected life of 5 years; a risk-free interest rate of 0.95%; expected volatility of 54.1%; dividend yield of 0.0%; and fair value of $5.97.

Revenue Recognition

Revenue is recognized from sales when a product is shipped.  The Company recognizes revenue only when all of the following criteria are met:  (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibiliity is reasonably assured.

A portion of sales is related to products designed to meet customer specific requirements.  These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements.  Products with customer specific requirements are tested and approved by the customer before the Company mass produces and ships the product.  The Company recognizes revenue at shipment as the sales terms for products produced with customer specific requirements do not contain a final customer acceptance provision or other provisions that are unique and would otherwise allow the customer different acceptance rights..

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

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office.  This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction.  The Company established reserves for its SFSD program based primarily on actual inventory levels, as approximately 91% - 94% of the Company’s global distributor inventory is represented by actual inventory levels at distributors.  The remaining 6% to 9% is estimated based on actual distributor inventory and current sales trends.  Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date.

The establishment of these reserves is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included in the line item Accounts receivable on the Company’s Consolidated Balance Sheets.

The Company provides a limited warranty to its customers that the products meet certain specifications.  The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product.  Warranty costs as a percentage of net sales were 1.26%, 0.97% and 0.82% for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.  The Company recognizes warranty costs when identified.

Note 2.  Reconciliation of basic loss per common share

In accordance with FASB Statement No. 128, “Earnings per Share”, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Loss Per Share
(Dollars in thousands except per share data)

	For the three months ended December 31,
	2004			2003
	Loss (numerator)	Shares (denominator)	Per Share Amount	Loss (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$(38,861)	86,525,730	$(0.45)	$(13,072)	86,434,209	$(0.15)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Diluted EPS	$(38,861)	86,525,730	$(0.45)	$(13,072)	86,434,209	$(0.15)

	For the nine months ended December 31,
	2004			2003
	Loss (numerator)	Shares (denominator)	Per Share Amount	Loss (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$(48,177)	86,509,040	$(0.56)	$(59,923)	86,395,460	$(0.69)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Put options	—	—	—	—	—	—
Diluted EPS	$(48,177)	86,509,040	$(0.56)	$(59,923)	86,395,460	$(0.69)

The three and nine months ended December 31, 2004, excluded potentially dilutive securities of approximately 5,496,425 and 5,003,567, respectively, and the three and nine months ended December 31, 2003, excluded potentially dilutive securities of approximately 4,717,000 and 4,738,000, respectively, in the computations of diluted loss per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products and to convert its fixed rate debt to a floating rate basis.

All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At December 31, 2004 and March 31, 2004, the Company had outstanding forward exchange contracts that mature within approximately twelve months to purchase Mexican pesos with notional amounts of $58.8 million and $57.7 million, respectively.  The fair values of these contracts totaled $3.2 million and $0.3 million at December 31, 2004 and March 31, 2004, respectively, and are recorded as a derivative asset on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. During the next twelve months, it is estimated that approximately $3.2 million of the gain on these contracts would be recorded to Cost of goods sold. The impact of the changes in fair values of these contracts resulted in accumulated other comprehensive income, net of taxes, of $2.2 million and $0.04 million for the three-month periods ended December 31, 2004 and 2003, respectively.  The impact of the changes in fair values of these contracts resulted in accumulated other comprehensive income, net of taxes, of $2.9 million and $1.1 million for the nine-month periods ended December 31, 2004 and 2003, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At December 31, 2004 and March 31, 2004, the Company had outstanding forward exchange contracts that mature within approximately three and six months, respectively, to sell euros with notional amounts of $10.6 million and $17.3 million, respectively. The fair values of these contracts at December 31, 2004 and March 31, 2004, totaled $1.5 million and $1.0 million, respectively, and are recorded as a derivative liability on the Company’s Consolidated Balance Sheets under Accrued expenses. During the next three months, approximately $1.5 million of the loss on these contracts is expected to be charged to net sales. The impact of the changes in fair values of these contracts resulted in accumulated other comprehensive loss, net of taxes, of $0.7 million and $1.0 million in the three-month periods ended December 31, 2004 and 2003, respectively.  The impact of the changes in fair values of these contracts resulted in accumulated other comprehensive loss, net of taxes, of $0.4 million and $2.1 million in the nine-month periods ended December 31, 2004 and 2003, respectively.

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%.  In October 2004, this contract was teminated for a $0.1 million gain and was recognized in other income for the nine months ended December 31, 2004.  The fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $2.5 million at March 31, 2004, and was recorded as a derivative asset on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. The change in fair value of this derivative instrument resulted in other (income) loss of $(0.0) million and $0.1 million for the three-month periods ended December 31, 2004 and 2003, respectively.  The change in fair value of this derivative instrument resulted in Other( income) expense of $1.2 million and $(1.4) million for the nine-month periods ended December 31, 2004 and 2003, respectively.

The Company entered into two interest rate swap contracts in April 2003 that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt, both of which were terminated for a $1.4 million gain and recognized in other income for the nine months ended December 31, 2003.

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

Note 5. Restructuring and Impairment Charges

On July 2, 2003, KEMET announced the reorganization of its operations around the world, resulting in the location of virtually all of its commodity production in low cost regions to be completed in mid 2005.  This relocation allows KEMET access to key customers, access to key technical resources and knowledge, and access to available low-cost resources.  KEMET estimates it will incur special charges of approximately $39 million over the period of the reorganization related to the movement of manufacturing operations to low-cost facilities in Mexico and China.  As of December 31, 2004, cumulative restructuring costs incurred totaled approximately $32 million.  Costs related to this movement of manufacturing operations are tracked as personnel reduction costs or as manufacturing relocation costs.  These costs are detailed in the personnel reductions and manufacturing relocations columns in the chart below.  The Company has also recorded asset impairment and disposal charges which are identified separately in the chart below.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the periods ended December 31, 2004 and 2003 (dollars in thousands) is shown below:

	Three months ended December 31, 2004			Three months ended December 31, 2003
	Personnel Reductions	Manufacturing Relocations	Asset Impairment	Personnel Reductions	Manufacturing Relocations	Asset Impairment
Beginning of period	$6,042	$—	$—	$8,044	$—	$—
Costs charged to expense	5,759	1,614	10,979	8,916	1,464	(1,592)
Costs paid or settled	(1,804)	(1,614)	(10,979)	(7,839)	(1,464)	1,592
End of period	$9,997	$—	$—	$9,121	$—	$—

	Nine months ended December 31, 2004			Nine months ended December 31, 2003
	Personnel Reductions	Manufacturing Relocations	Asset Impairment	Personnel Reductions	Manufacturing Relocations	Asset Impairment
Beginning of period	$7,177	$—	$—	$800	$—	$—
Costs charged to expense	5,759	5,813	10,979	17,606	3,755	16,268
Costs paid or settled	(2,939)	(5,813)	(10,979)	(9,285)	(3,755)	(16,268)
End of period	$9,997	$—	$—	$9,121	$—	$—

Manufacturing relocation costs are expensed as actually incurred, therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring and impairment charges.

Personnel reduction and manufacturing relocation costs - Restructuring charges, including both manufacturing relocation charges and personnel reduction charges, totaled approximately $7.3 million and $11.6 million for the three and nine months ended Deember 31, 2004, respectively.  The personnel reduction charges of $5.8 million related to a worldwide workforce reduction of approximately 820 employees.

Asset impairment charges for the nine months ended December 31, 2004 – In the December 2004 quarter, KEMET recognized one time charges of approximately $11.0 million to reflect the impairment and disposal of certain assets.  Of the $11.0 million asset impairment charges, approximately $8.6 million was related to the impairment and disposal of equipment,  and $2.4 million was related to the write down of the Company’s investment in Lamina Ceramics, Inc.

Asset impairment charges for the nine months ended December 31, 2003 – In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting applications of solid aluminum capacitors.  As a result, KEMET reorganized its solid aluminum capacitor business line during the quarter ended September 30, 2003 and recognized a $16.3 million non-cash charge related to the impairment of equipment and facilities associated with the aluminum capacitor business line.

KEMET also recognized approximately $2 million of accelerated facility depreciation for the three and nine month periods ending December 31, 2004, related to the anticipated shut-down of a manufacturing facility by mid 2005.  The Company expects to record an additional $4 million of accelerated depreciation related to the shut down of this facility during the fourth quarter of 2005 and during the first and second quarters of 2006.

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

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$795
Interest cost	—	1,982	—	5,946
Expected return on assets	—	(2,051)	—	(6,153)
Amortization of prior service cost	—	(1)	—	(3)
Amortization of actuarial loss	—	340	—	1,020
Settlement charges	—	—	218	—
Curtailment	—	—	—	187
Total net periodic benefits costs	$—	$270	$218	$1,792

The settlement charges of $218 thousand incurred in the current fiscal year are associated with the pension settlement that occurred in the quarter ended March 2004.

Management is primarily responsible for determining the cost of pension benefits for this plan.  Management considered a number of factors, and consulted with an actuarial firm, when determining this cost.

Note 8. Other Postretirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company.  The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Service cost	$222	$266	$754	$798
Interest cost	740	846	2,322	2,538
Expected return on assets	—	(30)	—	(90)
Amortization of actuarial loss	45	97	224	291
Total net periodic benefits costs	$1,007	$1,179	$3,300	$3,537

The Company expects to make no contributions to fund plan assets in fiscal year 2005 as the Company’s policy is to pay benefits as costs are incurred.  The Company estimates its benefits payments in fiscal year 2005 will be approximately $4.4 million.  Management is primarily responsible for determining the cost of pension benefits for this plan.  Management considered a number of factors, and consulted with an actuarial firm, when determining this cost.

Note 9. Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies.  The debt securities, which consist of U.S. government marketable securities, are classified as held-to-maturity securities, mature in one-month to six years, and are carried at amortized cost.  The effect of amortizing these securities is recorded as interest income.

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

On a periodic basis, the Company reviews the market values of its equity investments classified as available-for-sale securities and the carrying value of its equity investments carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively, as defined in EITF 03-1.   The Company’s management conducted this review for the quarter ended Sepember 30, 2004 and determined that an available-for-sale equity investment in a publicly-held company had an “other-than-temporary” decline in market value.  The market value initially declined from September 2003 to June 2004, with no significant change in market value from July 2004 to September 2004.  The Company considers the impairment “other-than-temporary” based on the duration of this market value decline and the lack of evidence that the market value will increase.  The Company has recognized a $0.9 million loss equal to the difference between the investment’s cost and its fair value at September 30, 2004.  This amount is included in Other (income) expense on the 2004 Consolidated Statements of Operations.  Based on the Company’s review for the quarter ended December 31, 2004, the Company determined that an “other-than-temporary” decline did not exist.

In the quarter ended December 31, 2004, the Company recorded a $2.4 million write down associated with its equity investment in Lamina Ceramics, Inc.

A summary of the components and carrying values of “Investments” in the Consolidated Balance Sheets is as follows (dollars in thousands):

	December 31, 2004	March 31, 2004
Short-term investments	$45,003	$3,172
Equity investments:
Available-for-sale	966	1,130
Cost	119	2,480
U.S. government marketable securities	158,016	84,584
Total Investments	$204,104	$91,366

Short-term investments consist primarily of corporate bonds and U.S. government securities.  Recorded value approximates fair value at December 31, 2004 and March 31, 2004.

Note 10.  Supply Contracts

The Company has renegotiated the tantalum supply agreement with Cabot Corporation that extends through calendar year 2006.  A reconciliation of the beginning and ending balance included in the liabilities section of the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Nine months ended December 31, 2004	Nine months ended December 31, 2003
Beginning of period	$24,275	$24,310
Costs charged to expense	—	12,355
Liability reduction	(11,139)	—
Costs paid or settled	(6,445)	(6,945)
End of period	$6,691	$29,720

For the nine months ended December 31, 2004, the Company decreased its liability and recognized a gain of $11.1 million based on an amendment to the Cabot Corporation tantalum supply agreement.  As of December 31, 2004, the remaining purchase commitments for this contract are $16.5 million for calendar year 2005 and $11.6 million for calendar year 2006.  For the nine months ended December 31, 2003, the Company recorded additional liabilities of $12.4 million based on declining average selling prices.

In the current fiscal year, the Company cancelled silver and palladium purchase commitments with other suppliers totaling $6.6 million.  No gain or loss was recognized as a result of these cancellations.  The Company has no future commitments for these raw materials.

Note 11.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended December 31, 2004 and 2003 include the following components (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Net loss	$(38,861)	$(13,072)	$(48,177)	$(59,923)
Other comprehensive income (loss), net of tax:
Currency forward contract (losses) gains	1,586	(958)	2,456	(968)
Unrealized securities gains	(85)	(422)	753	954
Currency translation gain	1	5	143	60
Total other comprehensive loss	$(37,359)	$(14,447)	$(44,825)	$(59,877)

The components of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets are as follows (dollars in thousands):

	December 31, 2004	March 31, 2004
Currency forward contract gains (losses), net of tax	$1,789	$(667)
Unrealized securities losses, net of tax	(85)	(838)
Currency translation gains	191	48
Total accumulated other comprehensive income (loss)	$1,895	$(1,457)

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

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting units as defined under SFAS No. 142, with carrying amounts. For purposes of determining potential impairment of goodwill, the Company aggregates its similar components as its segments are aggregated to a single reporting segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company’s common stock and the premiums offered to obtain controlling interest for companies in the electronics industry.

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

KEMET performs a goodwill impairment analysis on the separate reporting unit, FELCO, in December of each year to conincide with the date KEMET acquired FELCO.  Impairment testing is perfomed more frequently when warranted.  For the quarter ended December 31, 2004, KEMET performed a goodwill impairment analysis based on a comparison of discounted cash flows and carrying value of net assets and concluded no goodwill impairment existed.

The carrying amounts, accumulated amortization, and amortization expense for each of the periods presented are noted below by intangible asset class (dollars in thousands):

	December 31, 2004		March 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized Intangibles:
Goodwill	$30,471	$—	$30,471	$—
Trademarks	7,181	—	7,181	—
Unamortized intangibles	37,652	—	37,652	—
Amortized Intangibles:
Patents and technology – 5-25 Years	14,655	8,325	14,655	7,549
Other – 8-10 Years	914	662	914	584
Amortized intangibles	15,569	8,987	15,569	8,133
Total goodwill and intangibles	$53,221	$8,987	$53,221	$8,133

The expected amortization expense for the fiscal years ending March 31, 2005, 2006, 2007, 2008, and 2009 is $1,105, $1,005, $974, $942, and $590, respectively.

Note 13.  Income Taxes Payable

Income taxes payable on the Company’s Consolidated Balance Sheets includes estimated amounts due in both U.S. and foreign tax jurisdictions.  This liability is recorded net of anticipated refunds due from the U.S. Federal and state tax authorities.  The Company has outstanding U.S. Federal income tax refunds of $11.4 million currently under review by the Internal Revenue Service related to fiscal years 1997 through 2002. Management anticipates final resolution by mid 2005 and, if successful, collection would be in 2005. If the refunds are realized, then the company anticipates a tax benefit to be recognized which relates to prior tax contingencies which were not realized. The table set forth below provides the components of incomes taxes payable for each period presented (dollars in thousands):

	December 31, 2004	March 31, 2004
Income tax provision	$(29,927)	$(26,719)
U.S. Federal and state income tax refunds due	11,589	10,856
Income taxes payable	$(18,338)	$(15,863)

Note 14.  Segment Information

Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company has only one reporting segment, which is passive components.  These passive components consists primarily of two product lines based on method of attachment: surface mount and leaded.  Net sales by product line are presented below (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Surface mount	$78,090	$94,587	$263,816	$256,366
Leaded	17,413	16,748	60,092	60,415
Net Sales	$95,503	$111,335	$323,908	$316,781

Note 15.  Concentrations of Risks

Sales and Credit Risk

The Company sells to customers located throughout the United States and the world.  Credit evaluations of its customers’ financial conditions are performed periodically, and the Company generally does not require collateral from its customers.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 51%, 43% and 33% of the Company’s net sales in fiscal years 2004, 2003, and 2002, respectively.   For the nine months ended December 31, 2004, sales to electronics distributors accounted for approximately 53% of the Company’s net sales.   For the nine months ended December 31, 2003, sales to electronics distributors accounted for approximately 49% of the Company’s net sales.  As a result of the Company’s concentration of sales to electronics distributors the Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At December 31 and March 31, 2004, one customer accounted for more than 10% of the Company’s accounts receivable balance.

Employees

As of December 31, 2004, KEMET had approximately 8,400 employees, of whom approximately 1,300 were located in the United States, approximately 6,500 were located in Mexico, approximately 500 were located in China, and the remainder were located in the Company’s non-U.S. sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 4,400 hourly employees in Mexico represented by labor unions as required by Mexican law.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

Note 16.  Property Held for Sale

As a result of moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China, one of the manufacturing facilities located in the U.S. is no longer in use and is held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The carrying value of this facility at December 31, 2004 is $2.3 million and is separately presented in the Property held for sale line on the Consolidated Balance Sheets.  For the nine months ended December 31, 2004, no gains or losses were recognized on this facility as the fair value is believed to approximate carrying value based on an external appraisal.  On a quarterly basis, management will review for indications of impairment.

Note 17.  Subsequent Events

In January 2005, KEMET filed a lawsuit against AVX Corporation (“AVX”) to protect trade secrets relating to the development and manufacture of tantalum polymer capacitors.  KEMET has been manufacturing these advanced components since 1999, and they now constitute the fastest growing segment of the tantalum capacitor market.  KEMET seeks judgment against AVX for actual and exemplary damages, attorney’s fees, and injunctive relief to eliminate any commercial advantage that otherwise would be derived by AVX from the misappropriation of KEMET trade secrets.

In January 2005, Dr. Jeffrey A. Graves resigned from his position as the Chief Executive Officer of the Company and as a Director of the Company.  The Board of Directors is actively conducting a search for a new Chief Executive Officer.  During the search, James P. McClintock, President and Chief Operating Officer, and David E. Gable, Vice President and Chief Financial Officer, have assumed the responsibilities of Chief Executive Officer.

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

Overview

KEMET is one of the world’s largest manufacturers of tantalum and multilayer ceramic capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

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

Enhanced Strategic Plan

On July 2, 2003, KEMET announced its Enhanced Strategic Plan (the “Plan”) to enhance the Company’s position as a global leader in passive electronic technologies. KEMET believes that there have been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened closely to its customers’ description of their future directions, and is aligning KEMET’s future plans closely with their plans. Building on the Company’s foundation of success in being the preferred supplier to the world’s most successful electronics manufacturers and distributors, KEMET is adapting so as to continue to succeed in the new global environment.

KEMET’s strategy has three foundations:

• Enhancing the Company’s position as the market leader in quality, delivery, and service through outstanding execution;

• Having a global mindset, with an increased emphasis on growing KEMET’s presence in Asia; and

• Accelerating the pace of innovations to broaden the Company’s product portfolio.

To execute the Plan, KEMET is reorganizing its operations around the world. In fiscal year 2006, several KEMET facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET estimates it will incur special charges of approximately $39 million over the period of the reorganization related to movement of manufacturing operations.  This will yield an approximate one-year payback based on unit volumes at the time of the announcement, and a $50-60 million savings with volume recovery by fiscal 2006, if unit growth continues as it has in recent quarters. In addition, there will be special charges reflecting the change in status of the facilities that will be vacated through this move. The timing and amount of the special charges is dependent on the timing of operational decisions, some of which have not yet been finalized, and on operational activities yet to occur. See Restructuring and Impairment Charges under Results of Operations.

KEMET in the United States

KEMET’s corporate headquarters will remain in Greenville, South Carolina, though individual functions will evolve to support global activities in Asia, Europe and North America, either from Greenville or through locations in appropriate parts of the world.

Commodity manufacturing currently in the United States will be relocated to the Company’s lower-cost manufacturing facilities in Mexico and China.  Approximately 650 production-related jobs in the United States will be impacted by this relocation over the next several quarters.  Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

To accelerate the pace of innovations, the KEMET Innovation Center was created. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that will keep the Company at the forefront of its customers’ product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The KEMET Innovation Center is located in the Greenville, South Carolina area.

KEMET in Mexico

KEMET believes its Mexican operations are among the most cost efficient in the world, and they will continue to be the Company’s primary production facilities supporting North American and European customers. One of the strengths of KEMET de Mexico, S.A. de C.V. is that it is truly a Mexican operation, including Mexican management and workers. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros will remain focused primarily on tantalum capacitors, and the facilities in Monterrey will continue to support ceramic capacitor lines.

KEMET in China

In recent years, low production costs and proximity to large, growing markets have caused many of KEMET’s key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support its customers’ Asian operations. The Company’s initial China production facilities in Suzhou near Shanghai commenced shipments in October 2003. Manufacturing operations in China will grow rapidly, and KEMET anticipates that production capacity in China may be equivalent to its Mexico operations within two to three years, with most of the equipment to support these operations being transferred from existing capacity in the United States or Mexico. The vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET’s objective of being a global company. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company’s customer base in Asia.

KEMET in Europe

KEMET will maintain and enhance its strong European sales and customer service infrastructure, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

Global Sales and Logistics

In recent years, it has become more complex to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities more globally. The growth of the electronics manufacturing services (EMS) industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. The most successful business models in the electronics industry are based on tightly integrated supply chain logistics to drive down costs. KEMET’s direct salaried sales force worldwide and a well-developed global logistics infrastructure distinguish it in the marketplace.

All components of the Plan are within their budgeted costs and are expected to be completed within fiscal year 2006.

Subsequent Events

In January 2005, KEMET filed a lawsuit against AVX Corporation (“AVX”) to protect trade secrets relating to the development and manufacture of tantalum polymer capacitors.  KEMET has been manufacturing these advanced components since 1999, and they now constitute the fastest growing segment of the tantalum capacitor market.  KEMET seeks judgment against AVX for actual and exemplary damages, attorney’s fees, and injunctive relief to eliminate any commercial advantage that otherwise would be derived by AVX from the misappropriation of KEMET trade secrets.  KEMET has not recorded related expenses to date.

In January 2005, Dr. Jeffrey A. Graves resigned from his position as the Chief Executive Officer of the Company and as a Director of the Company.  The Board of Directors is actively conducting a search for a new Chief Executive Officer.  During the search, James P. McClintock, President and Chief Operating Officer, and David E. Gable, Vice President and Chief Financial Officer, have assumed the responsibilities of Chief Executive Officer.

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

Employees

As of December 31, 2004, KEMET had approximately 8,400 employees, of whom approximately 1,300 were located in the United States, approximately 6,500 were located in Mexico, approximately 500 were located in China, and the remainder were located in the Company’s non-U.S. sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 4,400 hourly employees in Mexico represented by labor unions as required by Mexican law.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

RESULTS OF OPERATIONS

Recent Industry Trend

Over the course of the summer and continuing into the fall, KEMET has been negatively impacted by an inventory cycle in the capacitor industry, especially at our distribution customers which represent approximately one half of our revenue. Based on the best information we have from customers, we do not believe this represents a prolonged slump in our industry, but the inventory correction did continue into the December 2004 quarter.

Average selling prices for the December 2004 quarter adjusted for changes in product mix, decreased by 1% as compared to average selling prices for the September 2004 quarter.

Comparison of the Three-Month Period Ended December 31, 2004, with the Three-Month Period Ended December 31, 2003

Net Sales

Net sales for the three months ended December 31, 2004, decreased 14% to $95.5 million as compared to the same period last year.  The decrease in net sales was attributable to lower unit prices and volumes for both tantalum and ceramic capacitors, primarily related to the inventory correction in the industry.  Unit volumes in the three-month period ended December 31, 2004 decreased 2%.  Mix-adjusted average selling prices for the December 2004 quarter decreased approximately 10% compared to average selling prices for the December 2003 quarter.

Net sales of surface-mount capacitors were 81.8% of total sales or $78.1 million for the three months ended December 31, 2004, compared to 85.0% of total sales or $94.6 million for the same period last year. Net sales of leaded capacitors were 18.2% of total sales or $17.4 million for the three months ended December 31, 2004, versus 15.0% of total sales or $16.7 million during the same period last year.

By region, 43% of total sales for the three months ended December 31, 2004 were to customers in North America, 35% were to Asia, 21% were to Europe, and 1% were to the rest of the world.  By region, 43% of total sales for the three months ended December 31, 2003 were to customers in North America, 37% were to Asia, 19% were to Europe, and 1% were to the rest of the world.

By channel, 49% of total sales for the three months ended December 31, 2004 were to distribution customers, 27% were to Electronic Manufacturing Services customers, and 24% were to Original Equipment Manufacturing customers.  By channel, 50% of total sales for the three months ended December 31, 2003 were to distribution customers, 26% were to Electronic Manufacturing Services customers, and 24% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended December 31, 2004, was $95.8 million, or 100.3% of net sales, as compared to $103.6 million, or 93.1% of net sales, for the same period last year.  During the quarter ended December 31, 2004, cost of sales included $2.0 million of accelerated depreciation related to the anticipated shut-down of a manufacturing facility by mid 2005.  The decline in average selling prices combined with the $2.0 million of accelerated depreciation in the quarter, resulted in the increase in cost of sales as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) for the three months ended December 31, 2004, were $12.0 million, or 12.6% of net sales, as compared to $11.9 million, or 10.7% of net sales for the same period last year. SG&A spending reflects the Company’s continuing commitment to invest in long-term relationships with its customers through its direct sales and customer service professionals. SG&A increased as a percent of net sales largely as the result of lower net sales in the current quarter compared to the same quarter in the prior fiscal year.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2004, were $7.5 million, or 7.9% of net sales, as compared to $6.3 million, or 5.7% of net sales for the same period last year. The 19% increase in spending reflects the Company’s continuing commitment to invest in the development of new products and technologies, as the Company is currently focused on enhancing our organic polymer tantalum and high-capacitance ceramic capacitor technologies.

Restructuring and Impairment Charges

The Company estimates that it will incur approximately $39 million in total charges related to the movement of manufacturing operations to low-cost facilities in Mexico and China, which is targeted for completion in mid 2005.  As of December 31, 2004, cumulative restructuring costs incurred as a result of manufacturing relocation and employee termination totaled approximately $32.0 million.  Restructuring charges are categorized as manufacturing relocation costs or as employee termination costs in the chart below.  Asset impairment charges are identified separately in the chart below.  A summary of the restructuring and impairment charges recognized in the quarters ended December 31, 2004 and 2003 were as follows (in millions):

	Three months ended December 31,
	2004	2003
Manufacturing relocation costs	$1.6	$1.5
Employee termination costs	5.8	8.9
Asset impairment charges	11.0	(1.6)
Total restructuring and impairment charges	$18.4	$8.8

Manufacturing relocation and employee termination costs -  For the quarter ended December 31, 2004, $7.4 million was incurred related to manufacturing relocation and employee termination charges.  These charges were incurred as part of an Enhanced Strategic Plan (the “Plan”) announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China.

Asset impairment charges – In the December 2004 quarter, KEMET recognized one-time charges of approximately $11.0 million to reflect the impairment and disposal of certain assets.  Of the $11.0 million asset impairment charges, approximately $8.6 million was related to the impairment and disposal of equipment, and $2.4 million was related to the write down of the Company’s investment in Lamina Ceramics, Inc.

In 1999, the Company entered the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, thereby limiting applications of solid aluminum capacitors.  As a result, KEMET reorganized its solid aluminum capacitor business line during the quarter ended December 31, 2003 and recognized a $16.3 million non-cash charge related to the impairment of equipment and facilities associated with the aluminum capacitor business line.

KEMET also recognized approximately $2 million of accelerated facility depreciation for the three and nine month periods ending December 31, 2004, related to the anticipated shut-down of a manufacturing facility by mid 2005.  The Company expects to record an additional $4 million of accelerated depreciation related to the shut down of this facility during the fourth quarter of 2005 and during the first and second quarters of 2006.

Extension of Raw Material Contract

The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar year 2006.  The Company records inventory at the lower of cost or market and had previously recorded a loss of $12.4 million for estimated future losses for the commitment to purchase tantalum at above-market prices during the quarter ended September 30, 2003.

The Company renegotiated and amended this contract and recorded a gain of $11.1 during the quarter ended September 30, 2004.  As a result, tantalum purchase commitments have been reduced to $28.1 million through fiscal year 2007.

These (gains) losses are included in the line item, Loss (gain) on long-term supply contract on the Consolidated Statements of Operations.  See Note 10 to the consolidated financial statements for additional information.

Operating Loss

Operating loss for the three months ended December 31, 2004, was $38.2 million, compared to an operating loss of $19.3 million for the quarter ended December 31, 2003. The increase in operating loss from the prior period resulted primarily from lower net sales, higher restructuring and impairment charges, and increased research and development costs.

Other Income and Expense

Interest income was higher in the three months ended December 31, 2004 versus the comparable period in the prior year primarily due to the Company’s increased investment in longer-term U.S. government securities with higher yields.

Other income was $0.3 million higher in the three months ended December 31, 2004 versus the comparable period in the prior year. In the current quarter, other income included income of $0.1 million associated with the termination of an interest rate swap contract.

Income Taxes

The income tax expense totaled $0.8 million for the three months ended December 31, 2004, compared to an income tax benefit of $6.7 million for the three months ended December 31, 2003. The increase in the expense between periods is attributable to the establishment of a valuation allowance, which prevents the Company from recognizing additional income tax benefits resulting from current period operating losses, until a sustained level of profitability has been achieved.  Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate.  The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate, based on certain estimates and assumptions, sufficient future taxable income to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to reduce the value of the deferred tax assets resulting in additional income tax expense.

The Company has outstanding U.S. Federal income tax refunds of $11.4 million currently under review by the Internal Revenue Service related to fiscal years 1997 through 2002. Management anticipates final resolution and collection of these refunds by mid 2005 and, if successful, collection would be in 2005. If the refunds are realized, then the company anticipates a tax benefit to be recognized which relates to prior tax contingencies which were not realized.

Comparison of the Nine-Month Period Ended December 31, 2004, with the Nine-Month Period Ended December 31, 2003

Net Sales

Net sales for the nine months ended December 31, 2004, increased 2% to $323.9 million as compared to the same period last year. The increase in net sales was attributable to higher unit volumes for both tantalum and ceramic capacitors. Unit volumes in the nine-month period ended December 31, 2004, exceeded the volumes of the prior period by approximately 29%.  Mix-adjusted average selling prices for the nine-month period ended December 2004 decreased approximately 9% compared to average selling prices for the same nine-month period last year.

Net sales of surface-mount capacitors were 81.4% of total sales or $263.8 million for the nine months ended December 31, 2004, compared to 80.9% of total sales or $256.4 million for the same period last year. Net sales of leaded capacitors were 18.6% of total sales or $60.1 million for the nine months ended December 31, 2004, versus 19.1% of total sales or $60.4 million during the same period last year.  Unit volume increased approximately 27% for surface-mount capacitors and increased approximately 2% for leaded capacitors.

By region, 45% of total sales for the nine months ended December 31, 2004 were to customers in North America, 33% were to Asia, 21% were to Europe, and 1% were to the rest of the world.  By region, 46% of total sales for the nine months ended December 31, 2003 were to customers in North America, 34% were to Asia, 19% were to Europe, and 1% were to the rest of the world.

By channel, 53% of total sales for the nine months ended December 31, 2004 were to distribution customers, 25% were to Electronic Manufacturing Services customers, and 22% were to Original Equipment Manufacturing customers.  By channel, 49% of total sales for the three months ended December 31, 2003 were to distribution customers, 25% were to Electronic Manufacturing Services customers, and 26% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the nine months ended December 31, 2004, was $298.7 million, or 92.2% of net sales, as compared to $312.1 million, or 98.5% of net sales, for the same period last year.  The primary driver of the improvement in cost of sales as a percentage of net sales is KEMET’s ongoing cost reduction activities as the Company follows its previously-announced strategy to move capacitor manufacturing to lower-cost production facilities in Mexico and China. KEMET’s unit production costs, excluding restructuring charges (see Restructuring and Impairment Charges footnote), decreased 26% in the nine-month period ending December 31, 2004, compared to the nine-month period ending December 31, 2003.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) for the nine months ended December 31, 2004, were $37.9 million, or 11.7% of net sales, as compared to $38.5 million, or 12.2% of net sales for the same period last year. SG&A spending reflects the Company’s continuing commitment to invest in long-term relationships with its customers through its direct sales and customer service professionals.

Research and Development Expenses

Research and development expenses for the nine months ended December 31, 2004, were $20.4 million, or 6.3% of net sales, as compared to $18.2 million, or 5.7% of net sales for the same period last year. The 12% increase in spending reflects the Company’s continuing commitment to invest in the development of new products and technologies, as the Company is currently focused on enhancing our organic polymer tantalum and high-capacitance ceramic capacitor technologies.

Restructuring and Impairment Charges

The Company estimates that it will incur approximately $39 million in total charges related to the movement of manufacturing operations to low-cost facilities in Mexico and China, which is targeted for completion in mid 2005.  As of December 31, 2004, cumulative restructuring costs incurred as a result of manufacturing relocation and employee termination totaled approximately $32.0 million.  Restructuring charges are categorized as manufacturing relocation costs or as employee termination costs in the chart below.  Asset impairment charges are identified separately in the chart below.  A summary of the restructuring and impairment charges expensed in the periods ended December 31, 2004 and 2003, were as follows (in millions):

	Nine months ended December 31,
	2004	2003
Manufacturing relocation costs	$5.8	$3.8
Employee termination costs	5.8	17.6
Asset impairment charges	11.0	16.2
Total restructuring and impairment charges	$22.6	$37.6

Manufacturing relocation and employee termination costs -  For the nine month period ended December 31, 2004, $11.6 million was incurred related to manufacturing relocation and employee termination charges.  These charges were incurred as part of an Enhanced Strategic Plan (the “Plan”) announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China.

Asset impairment charges – For the nine months ended December 31, 2004, KEMET recognized one-time charges of approximately $11.0 million to reflect the impairment and disposal of certain assets.  Of the $11.0 million asset impairment charges, approximately $8.6 million was related to the impairment and disposal of equipment, and $2.4 million was related to the write down of the Company’s investment in Lamina Ceramics, Inc.

In 1999, the Company entered the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, thereby limiting applications of solid aluminum capacitors.  As a result, KEMET reorganized its solid aluminum capacitor business line during the quarter ended December 31, 2003 and recognized a $16.3 million non-cash charge related to the impairment of equipment and facilities associated with the aluminum capacitor business line.

KEMET also recognized approximately $2 million of accelerated facility depreciation for the three and nine month periods ending December 31, 2004, related to the anticipated shut-down of a manufacturing facility by mid 2005.  The Company expects to record an additional $4 million of accelerated depreciation related to the shut down of this facility during the fourth quarter of 2005 and during the first and second quarters of 2006.

Extension of Raw Material Contract

The Company has a tantalum supply agreement with Cabot Corporation that extends through calendar year 2006.  The Company records inventory at the lower of cost or market and had previously recorded a loss of $12.4 million for estimated future losses for the commitment to purchase tantalum at above-market prices during the quarter ended September 30, 2003.

The Company renegotiated and amended this contract and recorded a gain of $11.1 million during the quarter ended September 30, 2004.  As a result, tantalum purchase commitments have been reduced to $28.1 million through fiscal year 2007.

These (gains) losses are included in the line item, Loss (gain) on long-term supply contract on the Consolidated Statements of Operations.  See Note 10 to the consolidated financial statements for additional information.

Operating Loss

Operating loss for the nine months ended December 31, 2004, was $44.8 million, compared to an operating loss of $102.0 million for the comparable period in the prior year.  The decrease in operating loss in the current period resulted primarily from higher net sales, lower per-unit manufacturing costs, lower restructuring and impairment charges and recognition of the gain associated with the amended tantalum supply contract with Cabot Corporation.

Other Income and Expense

Interest income was higher in the nine months ended December 31, 2004 versus the comparable period in the prior year primarily due to the Company’s increased investment in longer-term U.S. government securities with higher yields.

Other (income) expense was $4.2 million higher in the nine months ended December 31, 2004 versus the comparable period in the prior year. In the current year, other expense included expense of $1.2 million associated with the mark-to-market adjustment of an interest rate swap contract and a $0.9 million non-cash loss recognized as a result of an “other-than-temporary” decline in the market value in an “available-for-sale” equity investment (see Note 9 to the consolidated financial statements).  In the comparable prior year period, the Company recognized income of $1.4 million associated with the mark-to-market adjustment on interest rate swap contracts, a gain of $1.4 million on termination of two interest rate swap contracts and a loss of $1.0 million as a result of an “other-than-temporary” market decline on the same “available-for-sale” equity investment.

Income Taxes

The income tax expense totaled $1.3 million for the nine months ended December 31, 2004, compared to an income tax benefit of $42.0 million for the period ended December 31, 2003. The change in the expense between periods is attributable to the establshment of a valuation allowance, which prevents the Company from recognizing additional income tax benefits resulting from current period operating losses, until a sustained level of profitability has been achieved. Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate.  The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate, based on certain estimates and assumptions, sufficient future taxable income to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to reduce the value of the deferred tax assets resulting in additional income tax expense.

The Company has outstanding U.S. Federal income tax refunds of $11.4 million currently under review by the Internal Revenue Service related to fiscal years 1997 through 2002. Management anticipates final resolution and collection of these refunds by mid 2005 and, if successful, collection would be in 2005. If the refunds are realized, then the company anticipates a tax benefit to be recognized which relates to prior tax contingencies which were not realized.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy its liquidity requirements primarily with cash and cash equivalents provided by operations, the sale of short-term investments, and borrowings under its uncommitted Loan Agreement.

In addition to the aforementioned sources of liquidity, the Company also has outstanding U.S. Federal income tax refunds of $11.4 million currently under review by the Internal Revenue Service.  Management anticipates final resolution and collection of these refunds by mid 2005.

The Company invested $104.1 million of cash and cash equivalents in U.S. government securities with maturities greater than one year during the nine months ended December 31, 2004, decreasing the cash and cash equivalent balance to $23.5 million, from $183.5 million at March 31, 2004. KEMET generated (used) $(19.8) million and $54.8 million from operating activities, used $140.8 million and $100.6 million in investing activities, and generated $0.7 million and $1.4 million from financing activities in the nine months ended December 31, 2004 and 2003, respectively.

Cash from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2004, generated (used) $(17.5) million compared to $54.8 million in the prior year. The decrease in cash from operating activities in the current period was primarily a result of an inventory increase of $19.3 million, which is attributed to lower than anticipated sales volume and planned manufacturing moves.  This inventory increase was partially offset by the changes in working capital accounts such as accounts receivable and accounts payable. The increase in cash from operating activities in the prior period was primarily a result of $51.0 million in U.S. Federal income tax refunds, resulting from tax loss carry-backs, and an inventory reduction of $54.1 million, partially offset by the net loss and changes in working capital accounts such as accounts receivable and accounts payable.

Cash from Investing Activities

Cash flows from investing activities for the nine months ended December 31, 2004, used $143.2 million compared to $100.6 million in the prior year. In the nine months ended December 31, 2004, the aforementioned $104.1 million purchase of U.S. government securities with maturities greater than one year accounted for most of the change. These investments were made with the intent to yield higher interest income. During the quarter ended September 30, 2004, proceeds of $5.0 million were received from the maturity of a long-term callable agency bond investment which was called by the issuing agency.  Other major uses of cash in the current year included $27.6 million in additions to property and equipment and $20.0 million invested in short-term investments.

In the nine months ended December 31, 2003, most of the period’s activity was attributed to purchases of U.S. government marketable securities with maturities greater than one year of $73.0 million, purchases of short-term investments of $38.4 million, capital expenditures of $13.6 million, acquisition of the product line and technology assets of Wilson Greatbatch Technologies for $2.3 million, an equity investment in Lamina Ceramics, Inc. of $2.6 million, partially offset by proceeds from the maturity of short-term investments of $29.2 million and by proceeds from the termination of interest rate swap contracts of $1.4 million.

Capital expenditures in the current year will be primarily related to the reorganization and movement of manufacturing facilities to Mexico and China as discussed in the aforementioned Enhanced Strategic Plan section. The Company currently estimates its capital expenditures for fiscal year 2005 to be approximately $45 million.

Cash from Financing Activities

Cash flows from financing activities for the nine months ended December 31, 2004, generated $0.7 million compared to $1.4 million in the same period in the prior year.  Cash provided in the current period decreased from the prior period primarily due to the higher number of stock options exercised in the prior period.

During the nine months ended December 31, 2004, the Company’s indebtedness did not change. The Company was in compliance with the covenants under its $100 million long-term debt as of the most recent reporting period. As of December 31, 2004, the Company had unused availability under its uncommitted Loan Agreement with a bank for $50.0 million.

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through December 31, 2004, the Company had made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization, and the last outstanding put options matured unexercised in July 2003.  Approximately 619,000 shares were subsequently reissued in connection with the exercise of employee stock options. At December 31, 2004, the Company held approximately 1,478,000 treasury shares at a cost of $27.2 million. The Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact the Company’s consolidated financial statements.

KEMET believes its financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds and cash on hand.  In addition, the Company believes it currently has the flexibility to meet short-term working capital and other temporary requirements through utilization of its borrowings under its uncommitted Loan Agreement.

Commitments

As of December 31, 2004, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see Note 10 to the consolidated financial statements), and debt as follows (dollars in thousands):

	Fiscal years ended March 31,
Description	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$733	$2,371	$1,979	$1,286	$765	$1,702	$8,836
Tantalum	5,654	13,785	8,667	—	—	—	28,106
Debt contracts	—	—	20,000	20,000	20,000	40,000	100,000
Total	$6,387	$16,156	$30,646	$21,286	$20,765	$41,702	$136,942

The Company’s contractual interest payments on its long-term debt will be $0.0 million for the remainder of fiscal year 2005, $6.7 million for fiscal year 2006, $6.0 million for fiscal year 2007, $4.7 million for fiscal year 2008, $3.3 million for fiscal year 2009 and $2.7 million thereafter.

As of December 31, 2004, the Company anticipates no changes to these obligations, except as discussed in Note 10 to the consolidated financial statements.

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits” (“SFAS No. 132”). SFAS No. 132 retains the disclosures required by the original SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Revised SFAS No. 132, requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost defined benefit pension plans and other defined postretirement benefits. Generally, SFAS No. 132 is effective at the beginning of the fiscal years ending after December 15, 2003 with some provisions effective in fiscal years commencing after June 15, 2004. The adoption of SFAS No. 132 did not impact in any material respect the Company’s consolidated financial statements.

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

In December 2003, the FASB revised Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46(R) did not impact in any material respect the Company’s consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position (“FSP FAS”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits.  The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FSP FAS 106-2 states that under the guidance provided by the Statement of Financial Accounting Stancards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, health care coverage provided by Medicare shall be taken into account in measuring the employer’s postretirement health care obligation and that currently enacted changes in relevant laws should be considered in current period measurements of net periodic postretirement benefit cost and the accumulated pension benefit obligation.  FSB FAS 106-2 is effective in the first reporting period beginning after June 15, 2004.  The adoption of FSB FAS 106-2 in the quarter ended September 30, 2004 did not impact the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements.  The cumulative effect of adoption, if any, will be measured and recognized in the statements of operations on the date of adoption.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”.  This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” and removes the “so abnormal” criterion that under certain circumstances could have led to the capitalization of these items.  SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43.  SFAS No. 151 also requires that allcoation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 151 will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements.  The cumulative effect of adoption, if any, will be measured and recognized in the consolidated statements of operations on the date of adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ending March 31, 2004, Form 10-K, Part II, Item 7 A, is still applicable and updated through December 31, 2004 (see Note 3 to the consolidated financial statements).

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported.  We have formed a Disclosure Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process.  This committee contains key financial personnel that meet periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.  The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls.  During the quarter ended December 31, 2004, the Company commenced testing of its internal controls.  The Company identified and initiated a number of measures to improve the effectiveness of its internal control over information technology and financial reporting.  In general, these measures include improved documentation, improved system access controls, additional segregation of duties, and documented reviews and approvals of work performed.  These improvements in controls were implemented to address identified control deficiencies and also to strength existing controls.  The Company believes these control improvements, and additional control improvements the Company plans to implement, are reasonably likely to have, in the aggregate, a material positive effect on its internal control over information technology and financial reporting for future periods.

Other than the control improvements and corrective measures discussed in the preceding paragraph, there have been no changes in the Company’s internal control over information technology and financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially afftect, the Company’s internal control over information technology and financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2005, KEMET filed a lawsuit against AVX Corporation (“AVX”) to protect trade secrets relating to the development and manufacture of tantalum polymer capacitors.  KEMET has been manufacturing these advanced components since 1999, and they now constitute the fastest growing segment of the tantalum capacitor market.  KEMET seeks judgment against AVX for actual and exemplary damages, attorney’s fees, and injunctive relief to eliminate any commercial advantage that otherwise would be derived by AVX from the misappropriation of KEMET trade secrets.

Other than as reported above and in the Company’s fiscal year ending March 31, 2004, Form 10-K under the caption “Item 3.  Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.  The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with any certainty.  However, in the opinion of management, based on its examination of these matters and its experience to date, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Company’s Consolidated Balance Sheets and expected insurance proceeds, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

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

Date: February 9, 2005

KEMET Corporation

/S/ David E. Gable
David E. Gable
Vice President and Chief Financial Officer