Form 10-K/A
period 2004-03-31
KEMET CORP
filed 2005-04-28
CIK 887730

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

DESCRIPTION OF AMENDMENT NO. 1

Amendment No. 1 includes a disclosure required by Regulation S-K (Items 307 and 308(a)).  The disclosure is Part II, Item 9A – Controls and Procedures.

The following section is added to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004:

ITEM 9A.   CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.  There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending March 31, 2004 that has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION
(Registrant)

Date: April 27, 2005	/s/ DAVID E. GABLE
David E. Gable Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 27, 2005	/s/ PER-OLOF LOOF
Per-Olof Loof Chief Executive Officer and Director (Principal Executive Officer)

Date: April 27, 2005	/s/ DAVID E. GABLE
David E. Gable Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: April 27, 2005	/s/ FRANK G. BRANDENBURG
Frank G. Brandenburg Chairman and Director

Date: April 27, 2005	/s/ CHARLES E. VOLPE
Charles E. Volpe Director

Date: April 27, 2005	/s/ MAUREEN E. GRZELAKOWSKI
Maureen E. Grzelakowski Director

Date: April 27, 2005	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II Director

Date: April 27, 2005	/s/ JOSEPH D. SWANN
Joseph D. Swann Director