Form 10-K
period 2005-03-31
KEMET CORP
filed 2005-06-14
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of September 30, 2004, computed by reference to the closing sale price of the registrant’s Common Stock was approximately $699,663,900.

Number of shares of each class of Common Stock outstanding as of May 31, 2005: Common Stock, $.01 Par Value 86,613,204

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the definitive proxy statement relating to the annual meeting of stockholders to be held on July 20, 2005: Part III

PART I

ITEM 1.                BUSINESS

General

KEMET Corporation which together with its subsidiaries is referred to herein as “KEMET” or the “Company” is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors (“MLCC”), and solid aluminum capacitors. For the year ended March 31, 2005 (“fiscal year 2005”), KEMET generated net sales of $425.3 million, down 2.0% from $433.9 million in fiscal year 2004. In fiscal year 2005, total net sales were broken down geographically as follows: North American sales were approximately 46.6%, Asian sales were approximately 33.1%, and European sales were approximately 20.3%. During fiscal year 2005, the Company shipped approximately 33.6 billion capacitors compared to 27.1 billion in fiscal year 2004.

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

Since its divestiture from Union Carbide Corporation (“UCC”) in December 1990, KEMET’s business strategy is to be the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers (“OEM”), Electronics Manufacturing Services providers (“EMS”), and electronics distributors. The Company’s customers include Alcatel, Arrow Electronics, Avnet, Bosch, Celestica, Delphi, Flextronics, Hewlett-Packard, Hon Hai, IBM, Intel, J.C. Tally, Jabil, Jaco, Motorola, Sanmina-SCI, Siemens, Solectron, TRW, TTI, and Visteon. KEMET reaches these customers through a direct, salaried sales force that calls on customer locations around the world.

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

The Company was formed in 1990 by certain members of the Company’s management at the time, Citicorp Venture Capital, Ltd., and other investors that acquired the outstanding common stock of KEMET Electronics Corporation from UCC.

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

The Board of Directors has previously authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2005, the Company had made purchases of 2.1 million shares for $38.7 million, none of which occurred during fiscal year 2005. The Company does not anticipate any further stock purchases under this authorization. Approximately 615,000 treasury stock shares were subsequently reissued in connection with the exercise of employee stock options. At March 31, 2005, the Company held approximately 1,460,000 treasury shares at a cost of $26.9 million.

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

The Capacitor Industry

Because of their fundamental nature and widespread application, demand for capacitors tends to reflect the general demand for electronic products, which, though cyclical, has been growing over the past several decades. Growth in the electronics market and the corresponding growth in the capacitor market was fueled by:

•       The development of new products and applications, such as cellular phones, personal computers, and electronic controls for engines and machinery;

•       The increase in the electronic content of existing products, such as home appliances, medical equipment, and automobiles; and

•       The growth in the number of capacitors required in certain complex electronic products that use state-of-the-art microprocessors.

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

The choice of capacitor dielectric is driven by the engineering specifications and the application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, size, and cost. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Generally, ceramic capacitors are more cost-effective at lower capacitance values, tantalum capacitors are more cost-effective at higher capacitance values, and solid aluminum capacitors can be more effective in special applications.

Management believes that sales of surface-mount capacitors, including multilayer ceramic, tantalum, and solid aluminum capacitors will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets; because, technological breakthroughs in electronics are regularly expanding the number and type of applications for these products.

Our Strategy

KEMET has used its position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of its customers. Key elements of the Company’s strategy include the following business objectives:

Maintaining Long-Term Customer Relationships.   KEMET continually seeks to maintain the existing business relationships it has with leading electronics companies and to increase the percentage of each customer’s requirements which the Company supplies under these relationships. KEMET seeks to continue growing with emerging electronics companies around the globe through its distributor network and its direct sales force. Customers around the globe are demanding increased levels of service to provide ease of ordering, just-in-time delivery to multiple facilities, flexible scheduling, computerized paperless purchasing, specialized packaging, and a full breadth of product offerings. KEMET believes that it has responded to each of these customer needs and positioned the Company to capture a larger portion of OEM and EMS capacitor supply requirements. In addition, KEMET will continue to develop and expand preferred supplier relationships with its OEM and EMS customers and its distributors to ensure its ability to meet their rapidly changing demands.

Providing Product Breadth and Service Flexibility.   KEMET manufactures a full line of products with different specifications in order to respond to the needs of its customers. During fiscal year 2005, the Company shipped approximately 33.6 billion capacitors of various types, with types being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking, and packaging.

KEMET believes that it is a market leader in reliable and timely delivery of capacitor products. As most customers have moved to just-in-time inventory management, the timeliness and reliability of shipments by their suppliers have become increasingly important. The Company has designed its manufacturing facilities and order entry system to respond quickly to customer needs and has invested over $10 million in an easy-to-buy-from order entry system. KEMET’s order entry system provides on-line pricing, scheduled delivery dates, and accurate inventory information and provides a direct link between the Company and its major distributors.

Manufacturing High-Quality Products.   KEMET is a leader in an industry in which customers require high quality standards and exacting product specifications. The Company has built its brand reputation on continuous improvements and a company-wide commitment to quality products and services. Ranked best in class by independent surveys and recognized by numerous customer awards, KEMET strives to exceed customer expectations to achieve preferred supplier status. The Company continues to utilize Lean and Six Sigma methods to drive towards zero defects while increasing process speed and eliminating non-value added activities.

Improving Current Products and Developing New Products.   KEMET’s customers increasingly look for greater capacitance in smaller products, higher frequency response for fast microprocessors, and lower resistance to extend battery life in portable electronics. To respond to its customers’ needs, the Company has several high-capacitance, high-frequency response product development initiatives.

In a capacitor, an insulator, or dielectric, separates two electrodes. Positive charges are stored on one electrode and negative charges on the other, while the insulator keeps the charges separate allowing the capacitor to store electrons. The highest unit volumes of capacitors are ceramics, tantalums, and aluminums. Ceramic capacitors have low levels of capacitance, relative to tantalum and aluminum, but are very fast devices. Relative to ceramics and aluminums, tantalums provide the most capacitance per volume. Like tantalums, aluminums have a high level of capacitance while being faster than tantalums, but require more volume to provide the same level of capacitance as tantalums.

KEMET has created faster tantalum capacitors by using new organic cathode polymers obtained through a technical alliance with NEC Tokin Corporation (“NEC”). These high-capacitance, high-frequency-response organic tantalum capacitors are called KO-CAPs (KEMET Organic Capacitors). KEMET has also achieved faster tantalum capacitors by designing new architectures, called MATs (Multiple Anode Capacitors). KEMET introduced the world’s fastest tantalum capacitor, a KO-MAT, through combining new organic cathode polymers with new architecture to produce a multiple-anode organic tantalum capacitor. KEMET pays NEC royalties upon reaching certain sales volume targets. In fiscal years 2005 and 2004, the amount of royalties was immaterial.

Ceramic capacitors are produced by building up layers of ceramic dielectric material between layers of electrodes. To gain higher capacitance in the same volume, there must be a higher number of layers of material, which means each layer must be thinner. Over the past several years, KEMET has made continual improvements which allows the Company to produce layers approaching one micron thicknesses.

Finally, through a technical alliance with Showa Denko K.K., KEMET offers for sale fast, high-capacitance solid aluminum capacitors which, unlike traditional aluminum capacitors, are truly surface mountable. These capacitors are called AO-CAPs (Aluminum Organic Capacitors). KEMET pays Showa Denko royalties when certain sales volumes are met. In fiscal years 2005 and 2004, the amount of royalties was immaterial.

High-frequency electronics are evolving very rapidly. There are significant differences between the functional characteristics and the cost of tantalum, ceramic, and solid aluminum capacitors. Electronics designers choose from among these capacitor technologies based on the functional and cost requirements of specific applications. Most of KEMET’s competitors focus on one of these capacitor technologies. KEMET has the most complete line of capacitor technologies across the three primary capacitor types. KEMET wants to be positioned to provide the best solution to meet the customers’ needs, especially in high-frequency, high-capacitance applications, regardless of the capacitor technology chosen.

In addition to product line expansion in the high frequency area, KEMET has also expanded its specialty product lines. To facilitate this, KEMET purchased certain assets of Wilson Greatbatch’s high-voltage and high-temperature Sierra-KD ceramic product line in July 2003. Since that time, KEMET development personnel have made significant improvements in the production processes for those products and also leveraged the technology to internally develop high-voltage commercial ceramic surface mount and leaded product lines. KEMET has also introduced a tantalum military-COTS (“commercial off the shelf”) product line and ceramic and tantalum medical product lines. New specialty product lines also include the introduction of ceramic open-mode product whose primary markets are automotive and high reliability power supplies. It is anticipated that this expansion of specialty product lines will continue during the next fiscal year.

Remaining an Overall Low-cost Producer.   KEMET’s customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component manufacturers. The Company believes that it has achieved a strong position as an overall low-cost producer of capacitors. To maintain this position, it is constantly seeking to reduce material and labor costs, develop cost-efficient manufacturing equipment and processes, and design manufacturing plants for efficient production.

KEMET has been able to reduce the manufacturing cost of its products by increasing materials utilization efficiency and production yields. KEMET has a dedicated engineering team that continues to develop faster and more efficient automated manufacturing, assembly, testing, and packaging machines and processes.

KEMET has manufacturing facilities in the Carolinas, Mexico and China. In July 2003, the Company announced a reorganization of its operations that will result in relocating commodity production facilities from the United States to low-cost locations in Mexico and China. A production facility opened in Suzhou, China, in October of 2003, and a second facility is scheduled to open in the summer of 2005. The Company’s production facilities are highly integrated into a virtual factory through information technology. The Company has developed a global logistics system to deliver parts with near-perfect on-time delivery to any customer location in the world.

Markets and Customers

KEMET’s products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, and aerospace industries. KEMET also sells an increasing number of its products to EMS providers, which also serve OEMs in these industries. The Company is not dependent on any one customer or group of related customers. Two customers each in fiscal year 2005, fiscal year 2004, and fiscal year 2003 accounted for over 10% of the Company’s net sales. The Company’s top 50 customers accounted for approximately 95% of the Company’s net sales during fiscal year 2005.

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

KEMET produces a small percentage of its capacitors under military specification standards sold for both military and commercial uses. The Company does not sell any of its capacitors directly to the U.S. government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs that produce products principally for the military and aerospace industries accounted for less than 3% of its net sales during fiscal year 2005. Certain of the Company’s other customers may also purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

KEMET’s domestic sales, and most of its international sales, are made through the Company’s direct sales and customer service employees. The Company’s United States sales staff is located in four regional offices, thirteen local offices, and eight satellite offices. A substantial majority of the Company’s international sales are made through three regional offices in Europe; six locations in Asia; two locations in Canada; one location in Mexico; and one location in Brazil. The Company also has independent sales representatives located in Korea, Puerto Rico, and the United States.

KEMET markets and sells its products in its major markets with a direct sales force, in contrast to its competitors, which generally utilize independent commissioned representatives or a combination of representatives and direct sales employees. The Company believes its direct sales force creates a distinctive competence in the market place and has established strong relationships with its customers. With a global sales organization that is customer-based, KEMET’s direct sales personnel from around the world serve on KEMET Global Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility to specific customer locations, guided by an overall account strategy for each customer.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 52%, 51%, and 43% of the Company’s net sales in fiscal years 2005, 2004, and 2003, respectively. In fiscal years 2005 and 2004, two distributors of passive components each accounted for more than 10% of net sales.

The Company’s distributor policy includes a price protection program which protects the value of the distributors’ inventory in the event the Company reduces its published selling price to distributors. This program allows the distributor to debit the Company for the difference between KEMET’s list price and the lower authorized price for specific parts. The Company establishes price protection reserves on specific parts residing in distributors’ inventories in the period that the price protection is formally authorized by the Company’s management.

The Company’s distributor policy also includes a “ship-from-stock and debit” (“SFSD”) program which provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction. The Company establishes reserves for its SFSD program based primarily on certain distributors’ actual inventory levels comprising 91% to 95% of the total global distributor inventory. The remaining 5% to 9% is estimated based on actual distributor inventory and current sales trends. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date. Should the distributors increase inventory levels, the estimation of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount. However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

Sales by Geography

In fiscal year 2005, total net sales were broken down geographically as follows: North American sales were approximately 46.6%, Asian sales were approximately 33.1%, and European sales were approximately 20.3%. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company’s capacitor market shares in Asian and European markets tend to be significantly lower than in the United States because some international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company’s international sales are made to foreign operations of U.S. manufacturers. A portion of the Company’s European sales are denominated in local currencies and the euro; therefore, a significant appreciation of the U.S. dollar against such foreign currencies or the euro would reduce the gross profit realized by the Company on its European sales as measured in U.S. dollars. Substantially all of the Company’s European export shipments are made duty-paid, free delivery as required by local market conditions (see note 9 to consolidated financial statements).

Inventory and Backlog

Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, cancellations have not been significant to date.

The backlog of outstanding orders for the Company’s products was $50.2 million and $69.0 million at March 31, 2005 and 2004, respectively. The current backlog is expected to be filled during the first quarter of fiscal year 2006. Most of the orders in the Company’s backlog may be cancelled by its customers, in whole or in part, although some may be subject to penalty.

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

The Company’s major U.S. competitors include AVX Corporation and Vishay Intertechnology, Inc., in the production of tantalum and ceramic capacitors. The Company’s major foreign competitors include Kyocera/AVX Corporation, Murata Manufacturing Company Ltd., Samsung Electronics Co. Ltd., TDK Corporation, Yageo, and Taiyo Yuden in the production of ceramic capacitors and NEC Corporation, EPCOS, Kyocera/AVX Corporation and Samsung Electronics Co. Ltd. in the production of tantalum capacitors.

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

Tantalum powder is used in the manufacture of tantalum capacitors. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. During the fiscal years ended March 31, 2004 and 2003, the Company recorded $12.4 million and $40.8 million, respectively, of charges related to a tantalum inventory purchase commitment that exceeded market prices (see Critical Accounting Policies and Long-Term Supply Agreement). During fiscal year 2005, the Company was able to renegotiate the pricing arrangement under tantalum inventory purchase commitment, and accordingly, the Company reversed $11.8 million of the original charges.

During fiscal year 2001, the Company entered into a joint venture agreement with Australasian Gold Mines NL, which subsequently changed its name to Tantalum Australia NL (“TAA”), to establish an independent source of tantalum to meet the increasing demand for tantalum capacitors from key customers. This transaction closed in April 2001, and included KEMET acquiring a ten percent equity interest in TAA. Upon successfully achieving the objective of establishing an independent source of tantalum material, KEMET relinquished its interest in the joint venture. KEMET retained its equity interest in TAA, which has been reduced to less than eight percent on a fully-diluted basis.

Although palladium is presently found primarily in South Africa and Russia, the Company believes that there are a sufficient number of suppliers from which the Company can purchase its palladium requirements. Although palladium required by the Company has generally been available in sufficient quantities, the limited number of suppliers could lead to higher prices, and the inability of the Company to pass any increase on to its customers could have an adverse effect on the margin of those products in which the metal is used. The Company continues to take actions to minimize the impact of future palladium price increases on its profit margins. The Company has significantly reduced the palladium and silver requirements in the production of MLCCs with a major shift in the production process using base metal electrodes, such as nickel.

Silver and aluminum have generally been available in sufficient quantities, and the Company believes there are a sufficient number of suppliers from which the Company can purchase its requirements.

Patents and Trademarks

At March 31, 2005, the Company held 65 United States and 36 foreign patents and 13 United States and 79 foreign trademarks. The Company believes that the success of its business is not materially dependent on the existence or duration of any patent, license, or trademark other than the name “KEMET.” The Company’s engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company’s manufacturing facilities and reduce costs.

Research and Development

Research and development expenses were $26.6 million for fiscal year 2005 compared to $24.4 million for fiscal year 2004. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company’s products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

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

Employees

As of April 30, 2005, KEMET had approximately 8,100 employees, of whom approximately 1,200 were located in the United States, approximately 6,200 were located in Mexico, 600 in China, and the remainder were located in the Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 4,200 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico are denominated in Mexican pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company’s labor costs in Mexico.

Securities Exchange Act of 1934 Reports

The Company maintains an Internet website at the following address: http://www.kemet.com. KEMET makes available on or through its Internet website certain reports and amendments to those reports that are filed with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. This information is available on the Company’s website free of charge as soon as reasonably practicable after KEMET electronically files the information with, or furnishes it to, the SEC.

Code of Business Integrity and Ethics

The Company maintains a Code of Business Integrity and Ethics (the “Code”) that is followed by all of the management of KEMET. This includes the Chief Executive Officer, the Chief Financial and Accounting Officer, the accounting staff and other members of management. The Company’s website includes a copy of the Code, and it can be downloaded free of charge at http://www.kemet.com. A copy of the Code has been included as an Exhibit to the 2005 Annual Report filed on Form 10-K.

ITEM 2.                PROPERTIES

KEMET is headquartered in Simpsonville, South Carolina, and has a total of 19 manufacturing plants and distribution centers located in the southeastern United States, Mexico, and China. The manufacturing operations are in Simpsonville and Fountain Inn, South Carolina; Shelby, North Carolina; Matamoros, Monterrey, and Ciudad Victoria, Mexico; and Suzhou, China, which opened in calendar year 2003. The Company’s existing manufacturing and assembly facilities have approximately 2.5 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under this program is afforded certain duty and tax preferences and incentives on products brought back into the United States. The Company has operated in Mexico since 1969 and approximately 77% of its employees are located in Mexico. The Company’s Mexican facilities in Matamoros are located within five miles of Brownsville, Texas, with easy access for daily shipments of work-in-process and finished products. The Company also has manufacturing facilities in Monterrey that commenced operations in 1991. The Company constructed and put into production a new manufacturing plant in Monterrey in 1996. During fiscal year 2000, the Company began production in a new manufacturing facility for tantalum capacitors in Ciudad Victoria, Mexico. The Company’s manufacturing processes and standards, including compliance with applicable environmental and worker safety laws and regulations, are essentially identical in the United States and Mexico. The Company’s Mexican and Chinese operations, like its United States operations, have won numerous quality, environmental, and safety awards.

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

Management believes that substantially all of its property and equipment is in good condition, and the Company believes that, on the overall, it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

The Company has listed its Greenwood, South Carolina facility with a real estate broker for sale. Accordingly, this facility is presented on the Consolidated Balance Sheets as Property held for sale. There are two additional facilities (one in Matamoros, Mexico and one in Mauldin, South Carolina) that are idle and are ready for sale. The Company is in the process of determining the future of these facilities. Finally, the Company’s leased facility in Brownsville, Texas is being subleased by an outside company.

The following table provides certain information regarding the Company’s principal facilities:

				Date
				Constructed,
				Acquired or
				First
	Square	Type of		Occupied by
Location	Footage	Interest	Description of Use	Company
Simpsonville, South Carolina(1)	372,000	Owned	Manufacturing/Headquarters	1963
Matamoros, Mexico(2)	291,000	Owned	Manufacturing	1985
Monterrey, Mexico(2)	275,000	Owned	Manufacturing	1991
Ciudad Victoria, Mexico	259,000	Owned	Manufacturing	1999
Fountain Inn, South Carolina	249,000	Owned	Manufacturing	1985
Monterrey, Mexico	229,000	Owned	Manufacturing	1996
Greenwood, South Carolina(3)	132,000	Owned	Idle—Property Held for Sale	1981
Mauldin, South Carolina(4)	129,000	Owned	Idle—Ready for Sale	1971
Suzhou, China(5)	127,000	Leased	Manufacturing	2003
Suzhou, China(6)	127,000	Leased	Manufacturing	2005
Shelby, North Carolina(8)	123,000	Owned	Manufacturing	1981
Mauldin, South Carolina	80,000	Leased	Distribution/Storage	1976
Matamoros, Mexico(4)	68,000	Owned	Idle—Ready for Sale	1977
Brownsville, Texas(7)	60,000	Leased	Shipping/Distribution	1992

(1)—Includes two separate manufacturing facilities.

(2)—Includes three manufacturing facilities for Matamoros and two manufacuturing facilities for Monterrey.

(3)—The Greenwood, South Carolina facility has been listed with a broker and is available for sale. The Company is reporting this facility as Property held for sale on the Consolidated Balance Sheets.

(4)—Manufacturing facilities, one in Matamoros, Mexico and the Mauldin, South Carolina, facility were closed as part of the cost savings initiatives in fiscal year 2003.

(5)—Includes two separate manufacturing facilities, one became operational in the latter half of calendar year 2003 and one which is used for storage.

(6)—This manufacturing facility is scheduled to begin operations in fiscal year 2006.

(7)—The Brownsville, Texas facility is being subleased to an outside company. KEMET is leasing back 5,000 square feet.

(8)—The Shelby, North Carolina facility is scheduled to be closed in the fiscal second quarter 2006.

ITEM 3.                LEGAL PROCEEDINGS

The Company has periodically incurred, and may continue to incur, liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”) and analogous state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a potentially responsible party (“PRP”) at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a “de minimis” party and does not expect its total exposure to be material. In addition, UCC is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with UCC in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company’s financial condition or results of operations. In connection with the acquisition in 1990, UCC agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

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

In January 2005, the Company filed a lawsuit against AVX Corporation (“AVX”) to protect trade secrets relating to the development and manufacture of tantalum polymer capacitors. KEMET has been manufacturing these advanced components since 1999, and they now constitute the fastest growing segment of the tantalum capacitor market. KEMET was seeking judgment against AVX for actual and exemplary damages, attorney’s fees, and injunctive relief to eliminate any commercial advantage that otherwise would be derived by AVX from the misappropriation of KEMET trade secrets. While the Company still believes in the merits of the case, the lawsuit was dismissed in order to allow management to be able to focus on the important business challenges it currently faces.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company’s quarter ended March 31, 2005.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol KEM. The Company had approximately 30,400 stockholders as of June 1, 2005, of which approximately 331 were stockholders of record. The following table represents the high and low sale prices of the Company’s Common Stock for the periods indicated:

	Fiscal Year 2005		Fiscal Year 2004
	High	Low	High	Low
First Quarter	$15.11	$10.80	$10.78	$7.55
Second Quarter	$12.25	$7.80	$13.95	$9.69
Third Quarter	$9.35	$7.44	$14.29	$11.80
Fourth Quarter	$9.01	$7.70	$16.70	$12.88

The Company has not declared or paid any cash dividends on its Common Stock since the initial public offering in October 1992. The Company does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the capital requirements, operating results, and financial condition of the Company. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources” contained in this Form 10-K for fiscal year 2005.

ITEM 6.                SELECTED FINANCIAL DATA

The following table summarizes our selected historical consolidated financial information for each of the last five years. The selected financial information under the captions “Income Statement Data,” “Per Share Data,” “Balance Sheet Data,” and “Other Data” shown below has been derived from the Company’s audited Consolidated Financial Statements. This table should be read in conjunction with other consolidated financial information of KEMET, including “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements, included elsewhere herein. The data set forth below may not be indicative of KEMET’s future financial condition or results of operations (see Item 7 “Safe Harbor Statement”).

	Fiscal Years Ending March 31,
	2005(1)	2004(1)	2003(1)	2002	2001
	Dollars in thousands except per share data
Income Statement Data:
Net sales	$425,338	$433,882	$447,332	$508,555	$1,406,147
Operating income (loss)	(174,842)	(159,014)	(97,002)	(40,365)	566,986
Interest income	(6,295)	(3,847)	(3,818)	(9,809)	(16,713)
Interest expense	6,511	6,472	6,097	6,736	7,507
Net income (loss)	$(174,094)	$(111,975)	$(55,988)	$(27,289)	$352,346
Per Share Data:
Net income (loss) per share—basic	$(2.01)	$(1.30)	$(0.65)	$(0.32)	$4.05
Net income (loss) per share—diluted	$(2.01)	$(1.30)	$(0.65)	$(0.32)	$4.00
Weighted-average shares outstanding
—Basic	86,518,923	86,412,281	86,167,563	85,773,763	86,930,965
—Diluted	86,518,923	86,412,281	86,167,563	85,773,763	88,181,118
Balance Sheet Data:
Total assets	$758,097	$971,046	$1,101,010	$1,171,714	$1,366,530
Working capital	184,579	313,731	463,535	454,776	460,055
Long-term debt	100,000	100,000	100,000	100,000	100,000
Other non-current obligations	48,951	61,623	57,617	48,926	51,084
Stockholders’ equity	$515,203	$684,478	$793,275	$855,045	$886,176
Other Data:
Cash flow provided by (used in) operating activities	$(12,752)	$38,452	$43,710	$(34,219)	$392,440
Capital expenditures	39,581	25,835	22,197	78,546	210,559
Research and development	$26,639	$24,449	$25,268	$26,334	$27,145

(1)—Includes special charges of $122.9 million, $108.9 million, and $75.9 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively, which are described in Item 7 under Results of Operations.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that the Company believes is useful in understanding KEMET’s operating results, cash flows, and financial condition for the three years ended March 31, 2005. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the “Safe Harbor Statement” and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

Overview

KEMET is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, and solid aluminum capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

The Company’s business strategy is to generate revenues by being the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. The Company reaches these customers through a direct, salaried sales force that calls on customer locations around the world. In fiscal year 2005, total net sales were broken down geographically as follows: North American sales were approximately 46.6%, Asian sales were approximately 33.1%, and European sales were approximately 20.3%.

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

Average Selling Prices (“ASPs”)—Capacitor average selling prices have trended down over the long-term growth period. KEMET estimates the historical average annual decrease in ASPs to be approximately 5% to 6%. This, in turn, requires the Company to effectively manage costs to remain competitive. An example of this is the Company’s decision to move the manufacture of commodity manufacturing to low-cost locations. (See “Enhanced Strategic Plan.”)

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

Correction periods—Correction periods usually offer the opportunity for the customer to exercise more control over ASPs as industry capacity exceeds customer demand. Lower pricing combined with lower volumes during this period cause this to be the least profitable part of the cycle for the industry.

The fiscal year ended March 31, 2001 represented a cyclical peak, and the Company reported record revenues and profits of $1.4 billion and $352.3 million, respectively. During such an expansion period, the Company is challenged with meeting demand and not over expanding capacity, which it may not be able to bring on line until after the expansion. The increase in demand requires maintaining higher raw material inventory levels at higher prices, which challenges the Company to increase inventory turnover as well as manage inventory at a reasonable level to reduce issues such as obsolescence, particularly when the expansion ends.

The four fiscal years following fiscal year 2001, fiscal years 2002 through 2005, represent what the Company considers an unprecedented correction phase of the long-term growth trend. Demand decreased markedly, and the quarterly decline in ASPs was often in excess of the historical average annual decrease. During such a correction period, the Company is challenged with aligning costs with the reduced stream of revenues. The Company must remain financially sound with sufficient financial liquidity to not only operate effectively during the correction phase but also have the financial wherewithal to react when the next expansion cycle begins. During this correction phase, the Company initiated a number of initiatives (see Fiscal Year 2005 Special Charges, Fiscal Year 2004 Special Charges, and Fiscal Year 2003 Special Charges) to meet these challenges.

At March 31, 2005, the Company had $219.5 million of cash and short and long-term investments. KEMET intends to satisfy both its short-term and long-term liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations.

Enhanced Strategic Plan

On July 2, 2003, KEMET announced its Enhanced Strategic Plan (“Plan”) to enhance the Company’s position as a global leader in passive electronic technologies. KEMET believes that there have been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened carefully to its customers’ description of their future directions, and is aligning KEMET’s future plans closely with their plans. Building on the Company’s foundation of success in being the preferred supplier to the world’s most successful electronics manufacturers and distributors, KEMET is adapting so as to continue to succeed in the new global environment.

KEMET’s strategy has three foundations:

•—Enhancing the Company’s position as the market leader in quality, delivery, and service through outstanding execution;

•—Having a global mindset, with an increased emphasis on growing KEMET’s presence in Asia; and

•—Accelerating the pace of innovations to broaden the Company’s product portfolio.

To execute the Plan, KEMET is reorganizing its operations around the world. Over the next nine months, several KEMET facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET estimates it will incur special charges of approximately $39 million (of which $32 million had been spent through March 31, 2005) over the period of the reorganization related to movement of manufacturing operations. This will yield an approximate one-year payback based on unit volumes at the time of the announcement, and a $50-60 million savings with volume recovery by fiscal year 2006, if unit growth continues as it has in recent quarters. In addition, there will be special charges reflecting the change in status of the facilities that will be vacated through this move. The timing of the special charges is dependent on the timing of operational decisions, some of which have not yet been finalized, and on operational activities yet to occur. See Fiscal Year 2005 Special Charges and Fiscal Year 2004 Special Charges under Results of Operations.

KEMET in the United States

KEMET’s corporate headquarters will remain in Greenville, South Carolina, though individual functions will evolve to support global activities in Asia, Europe, and North America, either from Greenville, South Carolina or through locations in appropriate parts of the world.

Commodity manufacturing currently in the United States will be relocated to the Company’s lower-cost manufacturing facilities in Mexico and China. Approximately 500 production-related jobs in the United States will be impacted by this relocation over the next nine months. Production that remains in the

U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

To accelerate the pace of innovations, the KEMET Innovation Center was created. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that will keep the Company at the forefront of its customers’ product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center is located in Greenville, South Carolina.

KEMET in Mexico

KEMET believes its Mexican operations are among the most cost efficient in the world, and they will continue to be the Company’s primary production facilities supporting North American and European customers. One of the strengths of KEMET Mexico is that it is truly a Mexican operation, including Mexican management and workers. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros will remain focused primarily on tantalum capacitors, and the facilities in Monterrey will continue to focus on ceramic capacitors.

KEMET in China

In recent years, low production costs and proximity to large, growing markets have caused many of KEMET’s key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support its customers’ Asian operations. The Company’s initial China production facilities in Suzhou near Shanghai commenced shipments in October 2003. Manufacturing operations in China will continue to grow, and KEMET anticipates that production capacity in China may be equivalent to Mexico within two to three years, with most of the equipment to support these operations being transferred from existing capacity in the United States or Mexico. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET’s objective of being a global company. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company’s customer base in Asia.

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

All components of the plan are within their cost estimates and are expected to be completed within six months of the date of this filing.

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

INVENTORIES.   Inventories are valued at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value. The valuation of inventories requires management to make estimates. The Company must assess the prices at which it believes the finished goods inventory can be sold compared to its cost. A sharp decrease in unit demand could adversely impact earnings as the cost of finished goods may exceed what the market will bear.

The net realizable value of raw materials purchased under long-term supply contracts also requires significant judgments by management. In fiscal years 2004 and 2003, the Company recorded losses totaling $53.2 million related to tantalum raw material. In fiscal year 2004, the Company wrote down approximately $12.4 million under a tantalum supply agreement. In fiscal year 2003, the Company wrote down approximately $16.4 million in on-hand inventory of tantalum powder and wire and approximately $24.4 million related to contractual commitments to purchase tantalum powder and wire at prices above market through calendar year 2006. This was done because the current market prices of tantalum were substantially below the prices carried in tantalum raw materials inventory, and the Company was committed to purchase tantalum in the future under a long-term contract. These actions involved significant judgments on the part of the Company, including determining the amount of losses, their timing, and their amount.

The determination was made after management concluded that the substantial decline in the demand for tantalum capacitors was likely to continue for the foreseeable future. Combining this assessment with the worldwide overcapacity in tantalum production, KEMET could not foresee when tantalum prices might recover from their depressed levels. This determination was made after it was apparent that customers’ inventory levels had dropped without any effect on the demand or pricing for tantalum capacitors and after the settlement of tantalum pricing litigation as described in Note 10: Commitments. Although the Company believes that the losses as well as their timing were appropriate under the circumstances, visibility for future demand and pricing is limited, and the judgments made by management necessarily involved subjective assessments.

The net realizable value of current tantalum inventory and the losses with respect to future tantalum commitments were calculated based on current market prices for tantalum. There is no established market on which tantalum raw materials are regularly traded and quoted. The Company based its determination of current market price on quotations from suppliers of these materials. In quantifying the charges that were recorded against future purchase commitments, the Company assumed, for lack of another benchmark, the current market prices would continue through calendar year 2006, when KEMET’s purchase commitments were scheduled to end. Had other assumptions on current and future prices for tantalum been made, the amount of the inventory losses against purchase commitments would have been different.

If tantalum prices were to recover in the future, the Company would not reverse the write-downs recorded on raw materials inventory or the charges that were recorded against the purchase commitments, so that the cost of materials will continue to reflect these losses regardless of future price increases in tantalum. This could have the effect of increasing earnings in future periods from what they would have been had KEMET not taken these actions until future raw material prices were known with certainty. If tantalum prices experience further declines, as they did in fiscal years 2004 and 2003, the Company could also be required to incur further losses.

During fiscal year 2005, the Company renegotiated the contract with Cabot Corporation associated with the tantalum purchase commitment. As a result of the contract renegotiation, a portion of the 2004 and 2003 purchase commitment losses were reversed. In the fiscal year ended March 31, 2005, the Company decreased its purchase commitment liability by recognizing a gain of $11.8 million.

Commencing in fiscal year 2003, KEMET included depreciation and amortization as a component of its cost of inventories, as required by U.S. generally accepted accounting principles. When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventories and expensing them through cost of goods sold over time. The Company has considered the effect of this change in policy on fiscal year 2004 and prior consolidated financial statements and confirmed that had the Company adopted this policy previously, it would not have resulted in any material changes to those consolidated financial statements.

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

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit, as defined under SFAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company’s common stock and the premiums offered to obtain controlling interest for companies in the electronics industry. Downward movement in either stock prices or premiums paid for controlling interest in the electronics industry could have a material effect on the fair value of goodwill in future measurement periods. On an ongoing basis, KEMET expects to perform its impairment tests during the first quarter of each fiscal year and when otherwise warranted. In accordance with SFAS No. 142, KEMET completed its annual goodwill impairment test in the first quarter of fiscal years 2005, 2004, and 2003, none of which indicated impairment. During the fiscal fourth quarter 2005, KEMET completed another goodwill impairment test due to the asset impairment the Company recorded in fiscal fourth quarter 2005. See below for a discussion on the fiscal fourth quarter 2005 Asset Impairment. This test yielded no goodwill impairment. In addition, KEMET also performs its annual impairment test on the goodwill related to the acquired The Forest Electric Company (“FELCO”) each year in the fiscal third quarter. No impairment was noted during that test.

As of March 31, 2005, KEMET had unamortized goodwill in the amount of $30.5 million.

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

Tests for the recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, periods of operation, projections of sales, cost of good sold, and capital spending. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets on a pre-tax basis.

Using the factors above, a test for recoverability of the Company’s tantalum and ceramic assets was performed as of March 31, 2005. The results of the test for recoverability indicated that the carrying amount of the long-lived assets exceeded the estimated future undiscounted cash flows. As a result, KEMET calculated the excess of the carrying amount of the long-lived assets over its fair value on a pre-tax discounted cash flow basis using the factors above. The discount rate used was an estimation of KEMET’s pretax, weighted-average cost of capital. The Company had to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those items included the amount of volume increases, average selling prices decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Fair market value was based on the discounted cash flows that the equipment will generate over the remaining useful lives. The Company, accordingly, recognized a non-cash impairment charge of $100.2 million ($44.2 million for tantalum products and $56.0 million for ceramic products). The Company believes that it is appropriate to record these impairments due to:

•       a decrease in the Company’s (as well as its competitors’ as a whole) market capitalization;

•       continuing average selling price erosion; and

•       the continued operating losses the Company has recently incurred.

For further discussion of the impairment charge, see Fiscal Year 2005 Special Charges.

Future changes in assumptions may negatively impact future valuations. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company’s financial condition and operating results.

REVENUE RECOGNITION.   Revenue is recognized from sales when a product is shipped and title has transferred. The Company recognizes revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

A portion of sales is related to products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. Products with customer specific requirements are tested and approved by the customer before the Company mass produces and ships the product. The Company recognizes revenue at shipment as the sales terms for products produced with customer specific requirements do not contain a final customer acceptance provision or other provisions that are unique and would otherwise allow the customer different acceptance rights.

A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. The Company’s distributor policy includes inventory price protection and “ship-from-stock and debit” (“SFSD”) programs common in the industry.

The price protection policy protects the value of the distributors’ inventory in the event the Company reduces its published selling price to distributors. This program allows the distributor to debit the Company for the difference between KEMET’s list price and the lower authorized price for specific parts. The Company establishes price protection reserves on specific parts residing in distributors’ inventories in the period that the price protection is formally authorized by the Company’s management. The distributors also have the right to return to KEMET a certain portion of the purchased inventory, which will not exceed 5% of the overall purchases. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets.

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction. The Company establishes reserves for its SFSD program based primarily on the actual inventory levels of certain distributor customers. The actual inventory levels at these distributors comprise 91% to 95% of the total global distributor inventory. The remaining 5% to 9% is estimated based on actual distributor customer inventory and current sales trends. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date. Should the distributors increase inventory levels, the estimation of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount. However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

The establishment of these reserves is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included in the line item Accounts receivable on the Company’s Consolidated Balance Sheets.

POSTRETIREMENT BENEFITS.   KEMET’s management, along with the assistance of an actuarial firm, performs an actuarial valuation of its postretirement plans’ benefit obligations. Management makes certain assumptions that have a significant effect on the obligations such as the:

•       weighted-average discount rate—used to arrive at the net present value of the obligation;

•       salary increases—used to calculate the impact future pay increases will have on postretirement obligations; and

•       medical cost inflation—used to calculate the impact future medical costs will have on postretirement obligations.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,

Improvement and Modernization Act of 2003,” the Company determined its plan is not actuarially equivalent to the Medicare prescription drug benefit and there was no impact or benefit from the Act.

The measurement date used to determine postretirement benefits is March 31.

The Company froze accrual of benefits of its domestic non-contributory pension plan on June 30, 2003. Prior to the end of fiscal year 2004, KEMET terminated and liquidated its defined benefit pension plan and, as a result, recognized $50.4 million in pension settlement charges. During fiscal year 2005, KEMET recognized $0.6 million of additional costs relating to the final settlement of its defined benefit pension plan. The termination of the pension plan is anticipated to result in future savings of approximately $6 million per year. KEMET continues to provide other defined contribution retirement plans to its employees.

INCOME TAXES.   Income taxes are accounted for under the asset and liability method, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.

Management believes that is more likely than not that the net deferred taxes for the U.S., Switzerland, China and Australia will not be realized, based on the scheduled reversal of deferred tax liabilities, the recent history of cumulative losses, and the insufficient evidence of projected future taxable income to overcome the loss history. Management has provided a valuation allowance related to any benefits from income taxes resulting from the application of a statutory tax rate to the deferred tax assets. KEMET continues to have small net deferred tax assets (future tax benefits) in several other countries which the Company expects to realize assuming, based on certain estimates and assumptions, sufficient taxable income in certain foreign tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to reduce the value of the deferred tax assets resulting in additional tax expense.

Results of Operations

The following table sets forth for the periods indicated certain of the Company’s financial data as a percentage of revenue:

	Fiscal Years ended March 31,
	2005	2004	2003
Net sales	100%	100%	100%
Operating costs and expenses:
Cost of goods sold	95%	95%	88%
(Gain)/loss on long-term supply contract	-3%	3%	9%
Selling, general and administrative expenses	12%	12%	12%
Research and development	6%	6%	6%
Pension settlement charges	0%	12%	0%
Restructuring and impairment charges	31%	9%	7%
Operating loss	-41%	-37%	-22%
Other (income) and expense	-1%	0%	-2%
Loss before income taxes	-40%	-37%	-20%
Income tax (benefit)/expense	1%	-11%	-7%
Net loss	-41%	-26%	-13%

The following table sets forth, for the periods indicated, the % increase/(decrease) from the preceding fiscal year of certain items of the Company’s financial data:

	Fiscal Years ended March 31,
	2005	2004
Net sales	-2%	-3%
Operating costs and expenses:
Cost of goods sold	-3%	6%
(Gain)/loss on long-term supply contract	-195%	-70%
Selling, general and administrative expenses	1%	-6%
Research and development	9%	-3%
Pension settlement charges	-99%	0%
Restructuring and impairment charges	221%	28%
Operating loss	10%	64%
Other (income) and expense	284%	-93%
Loss before income taxes	9%	80%
Income tax (benefit)/expense	-104%	45%
Net loss	55%	100%

Comparison of Fiscal Year 2005 to Fiscal Year 2004

Net sales:

Net sales for fiscal year 2005 were $425.3 million, which represented a 2.0% decrease from fiscal year 2004 net sales of $433.9 million. The decrease in net sales was primarily attributable to a 3.7% decline in capacitor average selling prices (“ASPs” or “ASP”) with the balance being product mix. Unit volumes increased 24.0% to approximately 33.6 billion units from approximately 27.1 billion units in fiscal year 2004. ASPs historically decreased approximately 5% to 6% annually. During fiscal year 2005, ASPs decreased at a level approximating historical values.

Cost of goods sold:

Cost of goods sold for the fiscal year ended March 31, 2005, was $403.0 million as compared to $414.0 million for the fiscal year ended March 31, 2004, a 2.7% decrease. The decrease in cost of goods sold occurred even though there was an increase in unit volumes, which increased 24.0% in fiscal year 2005 versus fiscal year 2004. The Company believes many of the actions it initiated or carried out during fiscal years 2005, 2004, and 2003 (see Fiscal Year 2005 Special Charges, Fiscal Year 2004 Special Charges, and Fiscal Year 2003 Special Charges) resulted in lower costs and more efficient operations and accounted for the relatively low percentage decrease in cost of goods sold versus the higher increase in volumes. In addition, manufacturing throughput increased in fiscal year 2005 as higher volumes resulted in the absorption of fixed costs over more units versus fiscal year 2004.

Research and development:

Research and development expenses were $26.6 million for fiscal year 2005, compared to $24.4 million for fiscal year 2004. These costs reflect the Company’s continuing commitment to the development and introduction of new products, such as the launch of its commercial grade high-voltage ceramic surface mount capacitor product line in May 2004, along with the improvement of product performance and production efficiencies. While these advancements extend our leading position in certain capacitor technology, the new products did not have a material impact on our revenues or cost of goods sold in either fiscal year 2005 or 2004.

Special charges:

Special charges for the fiscal year ended March 31, 2005, were $122.9 million as compared to $108.9 million for the prior fiscal year. The following table reflects the charges in both fiscal years (in millions):

	Fiscal Years Ended March 31,
	2005	2004	Change
Manufacturing relocation	$7.8	$5.5	$2.3
Reduction in workforce	11.5	18.7	(7.2)
Equipment write-offs	8.5	—	8.5
Lamina investment write-off	2.4	—	2.4
Long-term asset impairment	100.2	16.3	83.9
Previous restructuring adjustments	(0.4)	—	(0.4)
Restructuring and impairment charges	$130.0	$40.5	$89.5
Pension plan settlement charges	$0.6	$50.4	$(49.8)
Gain/(loss) on long-term supply contract	(11.8)	12.4	(24.2)
Cost of goods sold charges, primarily inventory charges	—	5.6	(5.6)
Accelerated depreciation	4.1	—	4.1
Total special charges	$122.9	$108.9	$14.0

The charges are explained in detail by quarter for both fiscal year 2005 and 2004 later in this section.

Operating loss:

The operating loss for the fiscal year ended March 31, 2005, was $174.8 million compared to $159.0 million in the prior year. The increase in operating loss from the prior year was principally from a combination of the aforementioned lower sales levels and increased special charges, offset by cost reductions in cost of goods sold.

Other income:

Other income increased in fiscal year 2005 compared to fiscal year 2004 partially as the result of more interest income during fiscal year 2005. Upon the death of a former executive officer of the Company during fiscal year 2005, the Company received $5.3 million in proceeds from an insurance policy on which KEMET was the beneficiary, of which $5.0 million was included in Other income in fiscal year 2005.

Income taxes:

The effective tax rate for fiscal year 2005 was (1.1%), resulting in tax expense of $1.9 million. This compares to an effective tax rate of 29.3% for fiscal year 2004 that resulted in a tax benefit of $46.4 million. Even though the Company had a worldwide loss for fiscal year 2005, income tax expense is still being incurred in various foreign jurisdictions. No tax benefit is recognized for the domestic tax loss for fiscal year 2005 due to the establishment of a valuation allowance during fiscal year 2004. Future fluctuations in the valuation allowance are expected to result in a tax rate below the 30% to 36% historical average.

Fiscal Year 2005 Special Charges

A summary of the special charges incurred in fiscal year 2005 is as follows (in millions):

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation costs	$2.6	$1.7	$1.6	$1.9	$7.8
Reduction in workforce	—	—	5.8	5.7	11.5
Equipment write-offs	—	—	8.5	—	8.5
Lamina investment write-off	—	—	2.4	—	2.4
Long-term asset impairment				100.2	100.2
Previous restructuring adjustments	—	—	—	(0.4)	(0.4)
Restructuring and impairment charges(1)	$2.6	$1.7	$18.3	$107.4	$130.0
Pension plan settlement charges(2)	$—	$0.2	$—	$0.4	$0.6
Gain on long-term supply contract(2)	—	(11.1)	—	(0.7)	(11.8)
Accelerated depreciation(3)	—	—	2.0	2.1	4.1
Total 2005 special charges	$2.6	$(9.2)	$20.3	$109.2	$122.9

(1)—Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)—Pension plan settlement charges and Gain on long-term supply contract are both shown as separate items on the Consolidated Statements of Operations.

(3)—Accelerated depreciation is a component of cost of goods sold.

The Company reports a measure entitled Special Charges.   These charges are considered items outside of normal operations, and it is the intent of KEMET to provide more information to explain the operating results. Since some of the items are not considered restructuring charges as defined by U.S. generally accepted accounting principles, the Company has provided the breakout of U.S. generally accepted accounting principles restructuring and impairment charges and those other charges and adjustments separately.

Manufacturing relocation and employee termination costs—During fiscal year 2005, the Company recognized $7.8 million in costs relating to the Plan (discussed below under Fiscal Year ended March 31, 2004). As of March 31, 2005, the Company had recorded cumulative charges of $32.0 million relating to the Plan. The balance of the $39 million is expected to be realized ratably over the next three quarters. The timing and amounts of the charges are dependent on the timing of operational decisions, some of which have not been finalized, and on operational activities yet to occur. The Company also announced additional restructuring programs in fiscal third quarter 2005 of $5.8 million and in fiscal fourth quarter 2005 of $5.3 million. These two restructuring charges reduced the Company’s workforce by approximately 1,120 employees. The Company also recognized a $0.4 million charge relating to the resignation of its former Chief Executive Officer.

Equipment write-offs and impaired assets—During the fiscal fourth quarter 2005, the Company assessed the current economic environment of the capacitor industry and estimated results for future periods. The Company assessed the net cash flows of certain asset groupings for a period of time in the future and compared the results with the net book value of its assets. Accordingly and in compliance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded a fourth quarter non-cash charge of $100.2 million to account for this difference. In fiscal third quarter 2005, the Company also recorded a charge of $8.5 million relating to the write-off of equipment no longer used.

Write-down of investment in unconsolidated subsidiary—During the fiscal third quarter 2005, the Company wrote down an investment in an unconsolidated subsidiary (Lamina Ceramics, Inc.) due to the underlying value being less than our share of the book value resulting in a $2.4 million charge.

Previous restructuring adjustments—During fiscal fourth quarter 2005, KEMET analyzed its previous restructuring accruals and determined that a portion of the previous restructurings would not be utilized. Accordingly, the Company reversed $0.4 million in accruals related to previous restructuring charges.

Pension plan settlement charges—In the fiscal second quarter 2005 and in the fiscal fourth quarter 2005, the Company recognized additional costs relating to the settlement of the Company’s pension plan. The Company does not anticipate any additional costs relating to the defined benefit plan in the future. As noted above, the item has been shown as a separate component on the Consolidated Statements of Operations and is further discussed in note 5.

Gain on long-term supply contract—During the fiscal second quarter 2005 and fiscal fourth quarter 2005, the Company recognized a gain on a long-term supply contract. This gain was the result of contract modifications made. This gain offset prior losses taken in fiscal years 2004 and 2003 for the difference between the contractual price and the Company’s estimate of future prices through calendar year 2006. This item has been shown as a separate component on the Consolidated Statements of Operations and is discussed further in note 10.

Accelerated depreciation—KEMET recognized accelerated depreciation of $4.1 million ($2 million in fiscal third quarter 2005 and $2.1 million in fiscal fourth quarter 2005, respectively) related to the anticipated shut-down of a manufacturing facility by mid calendar year 2005.

Fiscal Year 2004 Special Charges

A summary of the special charges incurred in fiscal year 2004 is as follows (in millions):

	Quarters Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation	$—	$2.3	$1.5	$1.7	$5.5
Reduction in workforce	0.3	8.4	8.9	1.1	18.7
Impaired long-lived assets	—	17.9	(1.6)	—	16.3
Restructuring and impairment charges(1)	$0.3	$28.6	$8.8	$2.8	$40.5
Pension plan settlement charges(2)	$—	$—	$—	$50.4	$50.4
Loss on long-term supply contract(2)	—	12.4	—	—	12.4
Cost of goods sold, primarily inventory charges(3)	—	5.6	—	—	5.6
Total 2004 special charges	$0.3	$46.6	$8.8	$53.2	$108.9

(1)—Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)—Pension plan settlement charges and Loss on long-term supply contract are both shown as separate items on the Consolidated Statements of Operations.

(3)—Item shown as a component of Cost of goods sold on the Consolidated Statements of Operations.

The Company reports a measure entitled Special Charges.   These charges are considered items outside of normal operations, and it is the intent of KEMET to provide more information to explain the operating results. Since some of the items are not considered restructuring charges as defined by U.S. generally accepted accounting principles, the Company has provided the breakout of U.S. generally accepted accounting principles restructuring and impairment charges and those other charges and adjustments separately.

Impaired long-lived assets—In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting the applications of solid aluminum capacitors. As a result, KEMET reorganized its solid aluminum capacitor product line. The Company recognized a $17.9 million non-cash charge in fiscal second quarter 2004 related to the impairment of equipment and facilities. In fiscal third quarter 2004 the Company recognized proceeds from equipment disposals relating to the reorganization of the solid aluminum product line generating $1.6 million more in cash than anticipated.

Reduction in workforce and Manufacturing relocation costs—The Plan included moving manufacturing operations to low-cost facilities in Mexico and China. Approximately $18.7 million and $5.5 million of reductions in workforce and manufacturing relocation costs, respectively, were incurred in fiscal year 2004.

Loss on long-term supply contract—During fiscal second quarter 2004, the Company recorded an additional loss of $12.4 million related to the tantalum supply agreement with Cabot Corporation that extends through calendar year 2006. (See Fiscal Year 2003 Special Charges for a further discussion on this subject).

Pension plan settlement charges—The Company froze the accrual of benefits of its domestic non-contributory pension plan on June 30, 2003. Prior to the end of fiscal year 2004, KEMET terminated and liquidated its defined benefit pension plan and, as a result, recognized $50.4 million in non-recurring pension plan settlement charges during the fiscal fourth quarter 2004.

Cost of goods sold, primarily inventory charges—Inventory charges represent inventory obsoleted or scrapped associated with the aforementioned impairment of the solid aluminum capacitor product line. A charge of $5.6 million was recorded in fiscal second quarter 2004.

Comparison of Fiscal Year 2004 to Fiscal Year 2003

Net sales:

Net sales for fiscal year 2004 were $433.9 million, of which $2.4 million resulted from acquisitions made during fiscal year 2004. Fiscal year 2004 net sales less the acquisitions were $431.5 million, which represented a 4% decrease from fiscal year 2003 net sales of $447.3 million. The decrease in net sales was primarily attributable to a 35% decline in capacitor ASPs with the balance being product mix. Unit volumes increased 54% to approximately 27.1 billion units from approximately 17.6 billion units in fiscal year 2003. ASPs historically decrease approximately 5% to 6% annually. During fiscal year 2003 and the first half of 2004, ASP decreases significantly exceeded their historical averages. During the last six months of fiscal year 2004, ASPs moderated or slightly increased.

Cost of goods sold:

Cost of goods sold for the fiscal year ended March 31, 2004 less $3.6 million resulting from acquisitions made during fiscal year 2004, was $410.4 million as compared to $392.1 million for the year ended March 31, 2003. This represents a 4.7% increase year over year. The increase in cost of goods sold was not commensurate with the increase in unit volumes, which increased 54% in fiscal year 2004 versus fiscal year 2003. The Company believes many of the actions it initiated or carried out during fiscal years 2004 and 2003 (see Fiscal Year 2004 Special Charges and Fiscal Year 2003 Special Charges) resulted in lower costs and more efficient operations and account for the relatively low percentage increase in cost of goods sold versus the higher increase in volumes. In addition, manufacturing throughput increased in fiscal year 2004 as higher volumes resulted in the absorption of fixed costs over more units versus fiscal year 2003.

Research and development:

Research and development expenses were $24.4 million for fiscal year 2004, compared to $25.3 million for fiscal year 2003. These costs reflect the Company’s continuing commitment to the development and introduction of new products along with the improvement of product performance and production efficiencies such as 67 tantalum parts announced in March 2004 along with the improvement of product performance and production efficiencies. None of these items, on a separate or aggregate basis, had a material impact to Net sales or Cost of goods sold during fiscal year 2004 or 2003.

Special charges:

Special charges for the fiscal year ended March 31, 2004, were $108.9 million as compared to $75.9 million for the prior fiscal year. The following table reflects the charges in each fiscal year (in millions):

	Fiscal Year Ended March 31,
	2004	2003	Change
Manufacturing relocation	$5.5	$—	$5.5
Reduction in workforce	18.7	27.1	(8.4)
Impaired long-lived assets	16.3	4.6	11.7
Restructuring and impairment charges	$40.5	$31.7	$8.8
Pension settlement charges	$50.4	$—	$50.4
Loss on long-term supply contract	12.4	40.8	(28.4)
Cost of goods sold, primarily inventory charges	5.6	3.4	2.2
Total special charges	$108.9	$75.9	$33.0

The Fiscal Year 2004 Special Charges are explained above. The Fiscal Year 2003 Special Charges are explained later in this section.

Operating loss:

The Operating loss for the fiscal year ended March 31, 2004, was $159.0 million compared to $97.0 million in the prior year. The increase in Operating loss from the prior year was principally from a combination of the aforementioned lower sales levels, corresponding reduction in manufacturing margins, and increased special charges.

Other income:

Other income decreased in fiscal year 2004 compared to fiscal year 2003 primarily as a result of $7.8 million of gains on the termination of swap contracts in fiscal year 2003 versus $4.4 million in fiscal year 2004.

Income taxes:

The effective tax rate for fiscal year 2004 was 29.3%, resulting in a tax benefit of $46.4 million. This compares to an effective tax rate of 36.3% for fiscal year 2003 that resulted in a tax benefit of $31.9 million. The decrease in the tax benefit was principally due to the establishment of a valuation allowance in fiscal year 2004 related to net operating loss carryforwards. Future fluctuations in the valuation allowance are expected to result in a lower effective tax rate.

Fiscal Year 2003 Special Charges

A summary of the special charges incurred in fiscal year 2003 are as follows (in millions):

	Quarter Ended
	30-Sep	31-Dec	31-Mar	Total
Reduction in workforce	$9.1	$—	$18.0	$27.1
Impaired long-lived assets	4.6	—	—	4.6
Restructuring and impairment charges(1)	$13.7	$—	$18.0	$31.7
Loss on long-term supply contract(2)	$—	$40.8	$—	$40.8
Cost of goods sold, primarily inventory charges(3)	—	1.8	1.6	3.4
Total 2003 special charges	$13.7	$42.6	$19.6	$75.9

(1)—Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)—Loss on long-term supply contract are both shown as separate items on the Consolidated Statements of Operations.

(3)—Item shown as a component of cost of goods sold on the Consolidated Statements of Operations.

The Company reports a measure entitled Special Charges.   These charges are considered items outside of normal operations, and it is the intent of KEMET to provide more information to explain the operating results. Since some of the items are not considered restructuring charges as defined by U.S. generally accepted accounting principles, the Company has provided the breakout of U.S. generally accepted accounting principles restructuring and impairment charges and those other charges and adjustments separately.

Special charges represent the closing of one manufacturing facility in Greenwood, South Carolina, and one of three manufacturing facilities in Matamoros, Mexico, which was announced in July 2002. These actions were part of KEMET’s cost saving initiatives in response to the prolonged downturn in the electronics industry. A description of the charges expensed during fiscal year 2003 follows:

Impaired long-lived assets—The impaired assets consisted of certain long-lived assets associated with the closing of a manufacturing facility in Greenwood, South Carolina.

Employee termination costs—The Company made manufacturing and support personnel reductions of approximately 185 and 240 employees in the U.S. and Mexico, respectively during the fiscal second quarter 2003. In fiscal fourth quarter 2003, workforce reductions, primarily from U.S. facilities, totaled approximately 280 employees, with approximately 170 being from voluntary early retirements and the remainder being from a reduction in workforce. In addition to normal retirement benefits, the early retirement program included a special retirement bonus based on length of service to encourage participation. Severance benefits based on years of service were provided to other employees affected by the reduction in force.

Inventory and related supply agreement—In fiscal third quarter 2003, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation (“Cabot”). The Company records inventory at the lower of cost or market and estimated losses associated with inventory received under the extended supply agreement were approximately $16.4 million. In addition, the Company’s estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $24.4 million. Accordingly, a $40.8 million charge was recorded in fiscal third quarter 2003.

Cost of goods sold, primarily inventory charges—Inventory charges consisted of the sale of excess palladium at a loss of $1.8 million during fiscal third quarter 2003. In the fiscal fourth quarter 2003, the Company terminated palladium forward contracts at a loss of $1.6 million.

Quarterly Results of Operations

The following table sets forth certain quarterly information for the fiscal years ended March 31, 2005 and 2004. This information, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal year ended March 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	Dollars in thousands except per share data
Net sales	$122,383	$106,022	$95,503	$101,430	$425,338
Operating income (loss)(1)	$534	$(7,178)	$(38,154)	$(130,044)	$(174,842)
Net loss	$(1,851)	$(7,465)	$(38,861)	$(125,917)	$(174,094)
Net loss per share (basic)	$(0.02)	$(0.09)	$(0.45)	$(1.45)	$(2.01)
Net loss per share (diluted)	$(0.02)	$(0.09)	$(0.45)	$(1.45)	$(2.01)
Weighted-average shares outstanding (basic)	86,494,650	86,506,738	86,525,730	86,548,572	86,518,923
Weighted-average shares outstanding (diluted)	86,494,650	86,506,738	86,525,730	86,548,572	86,518,923

	Fiscal year ended March 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	Dollars in thousands except per share data
Net sales	$105,362	$100,084	$111,335	$117,101	$433,882
Operating loss(1)	$(10,436)	$(72,257)	$(19,275)	$(57,046)	$(159,014)
Net loss	$(3,571)	$(43,280)	$(13,072)	$(52,052)	$(111,975)
Net loss per share (basic)	$(0.04)	$(0.50)	$(0.15)	$(0.60)	$(1.30)
Net loss per share (diluted)	$(0.04)	$(0.50)	$(0.15)	$(0.60)	$(1.30)
Weighted-average shares outstanding (basic)	86,349,086	86,403,086	86,434,209	86,462,742	86,412,281
Weighted-average shares outstanding (diluted)	86,349,086	86,403,086	86,434,209	86,462,742	86,412,281

(1)—Operating income (loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, restructuring and impairment charges, product mix, the timing and expense of moving product lines to lower-cost locations, and the relative mix of sales among distributors, original equipment manufacturers, and electronics manufacturing services providers.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company defines working capital to be total current assets less total current liabilities as reflected on its Consolidated Balance Sheets. The Company intends to satisfy both its short-term and long-term liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations.

The following table sets forth for the dates indicated the Company’s working capital:

	March 31,
	2005	2004	2003
Working capital	$184,579	$313,731	$463,535

Fiscal Year 2005 vs. Fiscal Year 2004 Working Capital

The Company’s working capital decreased by approximately $129.2 million at the end of fiscal year 2005 compared to the end of fiscal year 2004. The cash and cash equivalents balance decreased to $26.9 million at March 31, 2005, from $183.5 million at March 31, 2004, or $156.6 million primarily as a result of the Company’s investment in long-term U.S. government securities.

Fiscal year 2005 most significant items:

Significant uses of cash during fiscal year 2005 included investments of $104.1 million in U.S. government securities with maturities greater than one year, $39.6 million used to fund capital expenditures, and a net $6.9 million to purchase/sell short-term investments.

Operations:

Cash used in operations was $12.8 million in fiscal year 2005. In fiscal year 2005, the $174.1 million net loss was primarily offset by $171.1 million in non-cash depreciation, amortization and impairment charges. Contributing to the cash used in operations were higher receivables ($0.7 million), higher inventories ($3.0 million), higher prepaid expenses and other current assets ($0.3 million), lower accrued expenses and income taxes payable ($10.0 million), and the non-cash gain on a long-term supply contract ($11.8 million). The Company expects the working capital items, listed above, to remain consistent in fiscal year 2006.

Investing:

As previously mentioned, the Company increased its investment in property and equipment by $13.8 million to $39.6 million in fiscal year 2005 compared to $25.8 million in fiscal year 2004. The capital expenditures in fiscal year 2005 principally represented the Company’s efforts to invest in operations around the world under the aforementioned Plan as facilities were being relocated based on access to key customers, technical resources, and knowledge and availability of low-cost resources. Reorganization activities will continue during calendar year 2005 and are targeted to be completed by December 2005. The Company estimates its capital expenditures for fiscal year 2006 to be approximately $20.0 million.

Since the end of fiscal year 2004, the Company has continued to add to its holdings of long-term U.S. government marketable securities. As of March 31, 2005, the Company had approximately $157.6 million invested in long-term U.S. government marketable securities versus a balance at March 31, 2004 of $84.6 million.

Fiscal Year 2004 vs. Fiscal Year 2003 Working Capital

The Company’s working capital decreased by approximately $149.8 million at the end of fiscal year 2004 compared to the end of fiscal year 2003. The cash and cash equivalents balance decreased to $183.5 million at March 31, 2004, from $263.6 million at March 31, 2003.

Operations:

Cash provided by operations was $38.5 million in fiscal year 2004. The fiscal year 2004 $112.0 million net loss was offset by $89.4 million in non-cash depreciation, amortization and impairment charges and a $55.1 million decrease in inventories partially offset by working capital accounts such as accounts receivable, accounts payable, and accrued expenses. The decrease in inventories was made to offset the fiscal year 2003 build-up of inventory as operations were relocated to foreign locations.

Investing:

The Company’s investment in property and equipment in fiscal year 2004 was $25.8 million, which was $3.6 million higher than fiscal year 2003’s capital expenditures of $22.2 million. Capital expenditures in fiscal year 2003 principally reflect completion of projects initiated during and prior to fiscal year 2002, a period in which demand was substantially higher. The capital expenditures in fiscal year 2004 represented the Company’s efforts to invest in operations relating to the aforementioned Plan of relocating facilities to low-cost geographies, and the Company’s commitment to improve product quality, expand into new products, and improve manufacturing efficiencies.

Other areas:

The Board of Directors had previously authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2005, the Company had made purchases of 2.1 million shares for $38.7 million, none of which was repurchased in fiscal year 2005. The Company does not anticipate any further stock purchases under this authorization. Approximately 615,000 treasury stock shares were subsequently reissued for the exercise of employee stock options. At March 31, 2005, the Company held approximately 1,460,455 treasury shares at a cost of $26.9 million.

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes. These Senior Notes have a final maturity date of May 4, 2010, with annual required $20.0 million principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Senior Notes were used to repay existing indebtedness and for general corporate purposes. The Company was in compliance with its covenants at March 31, 2005, and at the time of this filing. Borrowings are secured by guarantees of certain of the Company’s wholly-owned subsidiaries. See note 3 to the consolidated financial statements.

In April 2002, the Company entered into an Offering Basis Loan Agreement (the “Loan Agreement”) with a bank. The Loan Agreement is an uncommitted credit facility which allows the Company to request borrowings in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the bank and the Company at the time of such borrowing. The Company has no borrowings under this agreement at the time of this filing.

As discussed in Item 3 and note 12 to the consolidated financial statements, the Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers’ compensation or work place safety cases and environmental issues, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company.

The Company believes its financial position will permit the financing of its business needs and opportunities.

Long-term Supply Agreement

In fiscal third quarter 2003, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation (“Cabot”). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through 2006. The Company purchased approximately $17.7 million, $22.2 million, and $38.1 million of material from Cabot in the fiscal years ended March 31, 2005, 2004, and 2003, respectively. The additional commitment totals $23.4 million; $11.8 million for calendar year 2005 and $11.6 million for calendar year 2006. If the Company’s demand for tantalum exceeds the amount supplied under the contract, Cabot has the option to sell additional product to the Company at prices approximating market throughout the term.

The Company records inventories at the lower of cost or market. In the period ended March 31, 2003, estimated losses associated with inventory received under the extended supply agreement were $16.4 million, and the Company’s estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $24.4 million. In the fiscal year ended March 31, 2004, the Company estimated that future losses for the commitment to purchase tantalum at above-market prices were approximately $12.4 million. Accordingly, $12.4 million and $40.8 million in charges were recorded in the fiscal years ended March 31, 2004 and 2003, respectively. In the fiscal year ended March 31, 2005, the Company renegotiated the tantalum supply agreement which resulted in a reduction of the future liability of KEMET. As a result of the renegotiations, the Company recorded a gain of $11.8 million in fiscal year 2005.

Commitments

As of March 31, 2005, the Company had contractual obligations in the form of non-cancelable operating leases (see note 10 to the consolidated financial statements), long-term contracts for the purchase of tantalum powder and wire (see note 10 to the consolidated financial statements), debt (see note 3 to the consolidated financial statements), and interest payments relating to the Senior Notes as follows:

Description	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$3,331	$2,392	$1,856	$1,136	$612	$1,866	$11,193
Tantalum supply agreement	14,600	8,800	—	—	—	—	23,400
Debt	—	20,000	20,000	20,000	20,000	20,000	100,000
Interest payments	6,660	5,994	4,662	3,330	1,998	666	23,310
Total	$24,591	$37,186	$26,518	$24,466	$22,610	$22,532	$157,903

In order to hedge forecasted cash flows related to manufacturing facilities in Mexico, management purchased forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. At March 31, 2005 and 2004, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $60.9 million and $57.7 million, respectively. The fair values of the contracts at March 31, 2005 and 2004, resulted in $3.1 million and $0.3 million of derivative assets, respectively.

Acquisitions

In fiscal first quarter 2004, the Company acquired certain assets from Wilson Greatbatch Technologies, Inc (“GTI”). The $2.3 million cash purchase included the non-medical, high-voltage and high-temperature ceramic capacitor and EMI filter product lines of GTI’s Greatbatch-Sierra, Inc. subsidiary. The product lines were acquired as part of the Company’s strategic objective to broaden its high-performance capacitor solutions to support customers’ increasing technical requirements.

In fiscal second quarter 2004, the Company announced it purchased an equity position of $2.5 million in Lamina Ceramics, Inc. (“Lamina Ceramics”), and entered into a business agreement with Lamina Ceramics to develop and commercialize high-performance, low-temperature co-fired ceramic-on-metal (“LTCC-M”) solutions for advanced electronic systems. Lamina Ceramics is a manufacturer of multilayer ceramic electronic packages, boards, and components using proprietary LTCC-M technology. As of March 31, 2005, the Company and Lamina Ceramics have no products under development and therefore, the Company has no liability relating to this business agreement. The Company wrote down its investment in Lamina Ceramics by $2.4 million in fiscal year 2005.

In fiscal third quarter 2004, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois. FELCO manufactures and sells industry-leading custom magnetic solutions. This $2.4 million acquisition broadens KEMET's product portfolio, leveraging KEMET's industry-leading capabilities in quality, delivery, and service to further penetrate customers in the military, aerospace, and industrial market segments. Approximately $2.1 million of goodwill was recorded as part of the transaction.

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

In May 2004, the FASB issued FASB Staff Position (“FSP FAS”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP FAS 106-2 states that under the guidance provided by the Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, health care coverage provided by Medicare shall be taken into account in measuring the employer’s postretirement health care obligation and that currently enacted changes in relevant laws should be considered in current period measurements of net periodic postretirement benefit cost and the accumulated pension benefit obligation. FSP FAS 106-2 is effective in the first reporting period beginning after June 15, 2004. The adoption of FSP FAS 106-2 in the quarter ended September 30, 2004 did not impact the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” and removes the “so abnormal” criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. SFAS No. 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005 (fiscal year 2007). The Company is currently evaluating the impact that the adoption of SFAS No. 151 will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005 (fiscal year 2007). The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements. The cumulative effect of adoption, if any, will be measured and recognized in the consolidated statements of operations on the date of adoption.

In March 2005, the FASB issued FASB Interpretation No. 47. FASB Interpretation No. 47 clarifies the term “asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations.” This guidance requires an entity to record a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Since this is an interpretation, the effective date is immediate. This interpretation does not have an impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1. FSP No. 109-1 provides guidance on the application of SFAS No. 109 “Accounting for Income Taxes” as it relates to the provision within the American Jobs Creation Act of 2004 which allows a tax deduction on qualified production activities. The Company considered this FSP during our fiscal year-end preparation of the tax accrual and notes that it did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2. FSP No. 109-2 addresses the special one-time dividends received deduction on repatriation of certain foreign earnings to a U.S. taxpayer created by the American Jobs Creation Act of 2004. As of March 31, 2005, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. No current plans are expected for repatriation under the American Jobs Creation Act of 2004. No deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company intends that these forward-looking statements be subject to the safe harbor created by that provision. These forward-looking statements involve risks and uncertainties beyond the Company’s control. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future events, plans, or expectations contemplated by the Company will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. Finally, the Company cannot assume responsibility for certain information that is based upon market estimates.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET’s actual results and could cause KEMET’s actual consolidated results for the fiscal first quarter 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

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

The acquisition of fixed assets and other assets, including inventories and accounts receivable; the making or incurring of any expenditures and expenses, including, but not limited to, depreciation and research and development expenses; and the amount of and any changes to tax rates; or

The effect of any changes in trade, monetary, and fiscal policies, laws, and regulations; other activities of governments, agencies, and similar organizations; social and economic conditions, such as trade restrictions or prohibitions, inflation, and monetary fluctuations; import and other charges or taxes; the ability or inability of KEMET to obtain, or hedge against, foreign currency; foreign exchange rates and fluctuations in those rates, particularly a strengthening of the U.S. dollar; nationalization; unstable governments and legal systems; intergovernmental disputes; the costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); settlements, investigations, claims, and changes in those items; lawsuits, developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; adoption of new or changes in accounting policies and practices and the application of such policies and practices; the effects of changes within KEMET’s organization, particularly at the executive officer level, or in compensation and benefit plans; the amount, type, and cost of the financing which the Company has and any changes to that financing; the effects of severe weather on KEMET’s operations, including disruptions at manufacturing facilities; the effects of a disruption in KEMET’s computerized ordering systems; and the effects of a disruption in KEMET’s communications systems.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company’s business over the past three fiscal years except as noted in the following discussion in Commodity Price Risk.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

A portion of the Company’s sales to its customers and operating costs in Europe are denominated in the euro, thereby creating an exposure to foreign currency exchange rates. Also, a portion of the Company’s costs in its Mexican operations are denominated in Mexican pesos, creating an exposure to foreign currency exchange rates. In order to minimize its exposure, the Company will periodically enter into forward foreign exchange contracts in which the future cash flows in the euro or Mexican peso are hedged against the U.S. dollar. At March 31, 2005, the Company had open foreign exchange contracts to purchase Mexican pesos with a notional amount of $60.9 million and a fair value of $3.1 million. The Company did not have any euro foreign exchange contracts outstanding at March 31, 2005. See note 15 to the consolidated financial statements.

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

Tantalum powder is a metal used in the manufacture of tantalum capacitors. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Limited supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. As a result of the fluctuations in tantalum prices and the need to assure a supply of tantalum powder, the Company entered into a long-term supply agreement for tantalum powder at the then-prevailing market rate. During the fiscal years ended March 31, 2004 and 2003, the Company recorded $12.4 million and $40.8 million, respectively, of charges related to a tantalum inventory purchase commitment that exceeded market prices. In addition, due to the renegotiation of a tantalum inventory purchase agreement, the Company recorded a gain on the purchase commitment of $11.8 million during fiscal year 2005. See Critical Accounting Policies and Long-Term Supply Agreement. Also, see notes 10 and 15 to the consolidated financial statements.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 16.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a).  The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005, which is the end of the period covered by this report.

(b).  During the fourth quarter of fiscal year 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting

Refer to “Report of Management” and “Report of Independent Registered Public Accounting Firm” on pages 48, 49, and 50 of KEMET’s Fiscal Year 2005 Form 10-K. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal fourth quarter 2005 that has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CERTAIN KEY EMPLOYEES OF THE REGISTRANT

			Years with
Name	Age	Position	Company(1)
Per-Olof Loof(2)	54	Chief Executive Officer and Director	0
James P. McClintock	49	President and Chief Operating Officer	26
David E. Gable	45	Vice President and Chief Financial Officer	8
J. Kelly Vogt	43	Vice President, Sales and Marketing	22
Larry C. McAdams	53	Vice President, Human Resources	22
Daniel E. LaMorte	59	Vice President and Chief Information Officer	1
Dr. Philip M. Lessner	46	Vice President, Tantalum Technology & Technical Marketing	9
Guy T. Williams, Jr.	52	Vice President, Engineering and Facilities	26
James A. Bruorton III	56	Vice President, Global Distribution Sales	32
John E. Schneider	50	Vice President, Sales—Asia	21
John R. Warner III	45	Vice President, Strategy and Communications	5
Donald R. Aldworth	56	Vice President, Quality	20
Joseph S. Porter	48	Vice President, Sales—Americas	25
Michael W. Boone	54	Treasurer, Senior Director of Finance and Secretary	18
Frank G. Brandenberg	58	Chairman of the Board of Directors	0
Maureen E. Grzelakowski	51	Director	0
E. Erwin Maddrey, II	64	Director	0
David E. Maguire(3)	70	Former Chairman of the Board of Directors	44
Joseph D. Swann	63	Director	0
Charles E. Volpe	67	Director	30

(1)—Includes service with UCC.

(2)—Mr. Loof joined the Company on April 4, 2005.

(3)—Mr. Maguire retired as Chairman of the Company and as a Director on March 31, 2005.

Directors and Executive Officers

Per-Olof Loof, Chief Executive Officer and Director, was named such in April 2005. Mr. Loof was previously the Managing Partner of QuanStar Group LLC, a management consulting firm. Prior thereto, he served as Chief Executive Officer of Sensormatic Electronics Corporation and in various management roles with Andersen Consulting, Digital Equipment Corporation, AT&T and NCR. Mr. Loof serves as a board member of Global Options Inc., and Devcon International Corporation. He received a “civilekonom examen” degree in economics and business administration from the Stockholm School of Economics.

James P. McClintock, President and Chief Operating Officer, was named such in November 2003. Previously, he served as Vice President, Global Manufacturing, and led the start-up of the Company’s newest facility located in Suzhou, China. He has been employed with UCC/KEMET for 26 years with prior assignments in engineering, technology, and manufacturing. Mr. McClintock holds a B.S. in Mechanical Engineering from North Carolina State University.

David E. Gable, Vice President and Chief Financial Officer, joined KEMET in 1998 in the position of Corporate Controller. He served in that capacity until he was appointed to his current position in

September 2003. Prior to joining KEMET, Mr. Gable held numerous financial positions with Michelin North America. He has also had previous experience in public accounting and is a Certified Public Accountant (“CPA”). Mr. Gable received an MBA from Clemson University and a BS in Accounting and Mathematics from Anderson University.

J. Kelly Vogt, Vice President, Sales and Marketing, joined UCC/KEMET in 1984 as a Production Supervisor in tantalum manufacturing. In 1986, he joined Field Sales as a Sales Representative in Schaumburg, Illinois. Subsequent assignments included District Sales Manager (Mid-Atlantic), Global Account Manager (General Motors), and Director of Sales. In 1998, he returned to Greenville, SC, as Director of Ceramic Marketing, and was later appointed Vice President, Sales Worldwide in 2003. He assumed his current position in 2004. Mr. Vogt received his B.S. degree from Tusculum College.

Larry C. McAdams, Vice President, Human Resources, joined UCC/KEMET in 1983. He previously served as the site Human Resources Manager at the Columbus, GA; Shelby, NC; and Fountain Inn, SC, plants. Since 1991, he has been assigned to the corporate HR staff, where he was appointed a Director in 1999, Senior Director in 2002, and Vice President in 2003. Mr. McAdams received a B.A. in Political Science from Clemson University and attended the University of South Carolina School of Law.

Daniel E. LaMorte, Vice President and Chief Information Officer, joined KEMET as such in May 2004. Prior to joining KEMET, Mr. LaMorte held numerous Information Technology positions with Keycorp, Elf Acquitaine, Fisher Scientific and U.S. Steel Corp. Mr. LaMorte had previously served a Vice President of Worldwide Marketing and Sales for Chemcut, a manufacturer of capital equipment and chemicals in the electronics industry. Prior to Keycorp, Mr. LaMorte served as Chief Information Officer at Submit Order, an E-commerce start-up in Columbus, Ohio. Mr. LaMorte holds a B.S. degree from the University of Pittsburgh and an MBA from Fairleigh Dickinson University.

Frank G. Brandenberg, Chairman and Director, was named such in October 2003. Before his retirement in 2003, Mr. Brandenberg was a Corporate Vice President and Sector President of Northrop Grumman Corporation. Prior to joining Northrop, he previously spent 28 years at Unisys where his last position was Corporate Vice President and President, Client/Server Systems, and then later served as the President and Chief Executive Officer of EA Industries, Inc. He received a Bachelor of Science degree in Industrial Engineering and a Masters of Science degree in Operations Research from Wayne State University and completed the Program for Management Development at the Harvard Business School.

Maureen E. Grzelakowski, Director, was named such in November 2004. Ms. Grzelakowski is a technology industry consultant and is a senior advisor to Investor Growth Capital. Ms. Grzelakowski previously held management positions with AT&T and Motorola, and was most recently the Senior Vice President responsible for Wireless Activity at Dell Computer Co. Ms. Grzelakowski serves as a board member of Vallent Corporation. She received a Masters of Science degree in Computer Science, a Masters of Business Administration degree and a Bachelor of Science degree in computer science/electrical engineering from Northwestern University.

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

David E. Maguire served as Chairman from August 1992 until his retirement in March 2005 and as Chief Executive Officer and Director from December 1990 until January 2002. Mr. Maguire also served as President from November 1997 until June 1999 and from December 1990 until October 1996. Previously, Mr. Maguire served as Chairman, President, and Chief Executive Officer of KEMET Electronics

Corporation from April 1987 until December 1990. He also served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as Vice President from June 1978 until April 1987.

Joseph D. Swann, Director, was named such in October 2003. Mr. Swann is the President of Rockwell Automation Power Systems and a Senior Vice President of Rockwell Automation. Mr. Swann also serves on the board of directors for Velocys Corporation and Axiom Automotive Technologies. He earned a Bachelor of Science degree in Ceramic Engineering from Clemson University and a Masters of Business Administration degree from Case Western Reserve University.

Charles E. Volpe, Director, was named such in December 1990. Prior to his retirement from KEMET Corporation in March 1996, Mr. Volpe served as President and Chief Operating Officer (October 1995-
March 1996), Executive Vice President and Chief Operating Officer (October 1992-October 1995), Executive Vice President (December 1990-October 1992), and Executive Vice President and Director of KEMET Electronics Corporation (April 1987-December 1990). Between August 1966 and April 1987, he served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as General Manager.

Other Key Employees

Dr. Philip M. Lessner, Vice President, Tantalum Technology & Technical Marketing, was named such in August 2004. He joined KEMET in 1996 and previously served as Director of Technical Marketing Services and Director of Business Identification since May 2003. Dr. Lessner received a Ph.D. in Chemical Engineering with a focus in Electrochemical Engineering from the University of California, Berkeley and a Bachelor’s degree in Chemical Engineering from Cooper Union.

Guy T. Williams, Jr., Vice President, Engineering and Facilities, joined UCC/KEMET in 1979 as Maintenance Superintendent in the Simpsonville Plant. Subsequent assignments have included five years as Production Superintendent for the Shelby Plant and, since 1988, various positions in the Equipment Engineering Department including Process Equipment Manager, Ceramic Equipment Manager, and most recently, Ceramic Equipment Engineering Director. Mr. Williams holds a B.S. and M.S. in Mechanical Engineering from Clemson University.

James A. Bruorton III, Vice President, Global Distribution Sales, was named such in 2005. He joined UCC/KEMET in 1973 in the Human Resources Department. In 1974, he transferred to the marketing administration and sales organization and has held a number of different management positions. These included Manager, Marketing Administration Group; South Central District Sales Manager; Senior Director, Global Distribution Sales; and most recently Vice President, Global Channel Sales. Mr. Bruorton received his B.S. in Industrial Education from Clemson University.

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

John R. Warner III, Vice President, Strategy and Communications, joined KEMET in 2000 as Director of Investor and Public Relations. Prior to joining KEMET, he was President of Capital Insights, LLC, a venture capital firm, and previously he was a CPA with KPMG LLP, leaving as Senior Manager.

Mr. Warner received a Masters of Accountancy from the University of Georgia and B.S. in Accounting from Clemson University.

Donald R. Aldworth, Vice President, Quality, was appointed such in February 2004. He joined the Company in 1985 and was responsible for the production scheduling and quality function for the newly formed tantalum chip startup operation at the Mauldin Plant. He has worked in a variety of manufacturing and quality positions, including Director of Operations of the Matamoros Plants from 1999 to 2002. Prior to joining KEMET, he worked for Westinghouse Electric and Century Motors. Mr. Aldworth holds a B.S. degree in Industrial Engineering from Georgia Institute of Technology.

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

Michael W. Boone, Treasurer, Senior Director of Finance and Secretary, was named Senior Director of Finance in 2004, Secretary in April 2001, and Treasurer in August 2000. Mr. Boone joined KEMET in June 1987 as Manager of Credit and Cash Management. Mr. Boone holds a B.B.A. in Banking and Finance from the University of Georgia.

Audit Committee

KEMET has an Audit Committee made up of the following independent, non-management directors: E. Erwin Maddrey, II (Chairman of Audit Committee), Frank G. Brandenberg, and Maureen E. Grzelakowski. Mr. Maddrey is KEMET’s “Audit Committee Financial Expert;” however, Mr. Brandenberg and Ms. Grzelakowski both have prior financial statement experience. All three have served on audit committees with other companies. The Charter for KEMET’s Audit Committee (the “Charter”) can be found in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 20, 2005, which is incorporated herein by reference. The Charter can also be downloaded, free of charge, from KEMET’s website at http://www.kemet.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 20, 2005. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 20, 2005, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 20, 2005.

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of March 31, 2005:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,853,915	$11.88	4,109,320
Equity compensation plans not approved by stockholders	1,590,855	$13.61	236,245
Total	4,444,770	$12.50	4,345,565

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 20, 2005.

PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees and services of KEMET’s principal accountants is incorporated by reference to the material under the heading “Appointment of Independent Registered Public Accounting Firm” in the Company definitive proxy statement for its annual stockholders’ meeting to be held on July 20, 2005.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.2	Form of Amendment No. 1 to Registration Agreement, dated as of April 28, 1993 (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 [Reg. No. 33-61898]).

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

10.8	Form of KEMET Electronics Corporation Product Warranty (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 [Reg. No. 33-48056]).
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

10.18	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 [Reg. No. 333-123308]).
10.19	KEMET’s Code of Business Integrity and Ethics
21.1	Subsidiaries of KEMET Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302
31.2	Certification of the Chief Financial Officer Pursuant to Section 302
32.1	Certification of the Chief Executive Officer Pursuant to Section 906
32.2	Certification of the Chief Financial Officer Pursuant to Section 906

Managements’ Assessment of Internal Control Over Financial Reporting

KEMET Corporation and Subsidiaries

MANAGEMENT RESPONSIBILITY FOR FINANCIAL INFORMATION

Responsibility for the integrity and objectivity of the financial information presented in this Annual Report rests with KEMET’s management. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, applying certain estimates and judgments as required.

KEMET maintains an effective internal control structure. It consists, in part, of organizational arrangements with clearly defined lines of responsibility and delegation of authority, and comprehensive systems and control procedures. An important element of the control environment is an ongoing internal audit program. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

To assure the effective administration of internal controls, we carefully select and train our employees, develop and disseminate written policies and procedures, provide appropriate communication channels, and foster an environment conducive to the effective functioning of controls. We believe that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards.

KPMG LLP, an independent registered public accounting firm, is retained to audit KEMET’s consolidated financial statements and management’s assessment of the effectiveness of the Company’s internal control over financial reporting.  Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors is composed solely of independent, non-management directors, and is responsible for recommending to the Board the independent registered public accounting firm to be retained for the coming year, subject to stockholder ratification. The Audit Committee meets periodically and privately with the independent registered public accounting firm, with the Company’s internal auditors, as well as with KEMET management, to review accounting, auditing, internal control structure and financial reporting matters.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ PER-OLOF LOOF	/s/ DAVID E. GABLE
Per-Olof Loof	David E. Gable
Chief Executive Officer	Chief Financial and Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KEMET Corporation:

We have audited managements’ assessment, included in the accompanying Managements’ Report on Internal Control Over Financial Reporting, that KEMET Corporation maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KEMET Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on managements’ assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating managements’ assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, managements’ assessment that KEMET Corporation maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, KEMET Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of KEMET Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statement of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2005 and our report dated June 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina	/s/ KPMG LLP
June 14, 2005	KPMG LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors

KEMET Corporation:

We have audited the accompanying Consolidated Balance Sheets of KEMET Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KEMET Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Greenville, South Carolina	/s/ KPMG LLP
June 14, 2005	KPMG LLP

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
Dollars in thousands except per share data

	March 31, 2005	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$26,898	$183,528
Short-term investments	34,992	3,172
Accounts receivable, net	59,228	58,541
Inventories:
Raw materials and supplies	47,534	59,751
Work in process	41,862	41,250
Finished goods	44,539	28,015
Total inventories	133,935	129,016
Prepaid expenses and other current assets	9,571	6,979
Deferred income taxes	5,945	29,046
Total current assets	270,569	410,282
Property and equipment, net	279,626	421,835
Property held for sale	2,326	2,326
Investments in U.S. government marketable securities	157,576	84,584
Investments in affiliates	682	3,610
Goodwill	30,471	30,471
Intangible assets, net	13,512	14,617
Other assets	3,335	3,321
Total assets	$758,097	$971,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$38,943	$38,268
Accrued expenses	34,617	42,420
Income taxes payable	12,430	15,863
Total current liabilities	85,990	96,551
Long-term debt	100,000	100,000
Postretirement benefits and other non-current obligations	48,951	61,623
Deferred income taxes	7,953	28,394
Total liabilities	242,894	286,568
Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares issued 88,023,605 and 87,953,720 shares at March 31, 2005 and 2004, respectively	880	879
Additional paid-in capital	317,728	317,497
Retained earnings	220,846	394,940
Accumulated other comprehensive income/(loss)	2,669	(1,457)
Treasury stock, at cost (1,460,455 and 1,485,455 shares at March 31, 2005 and 2004, respectively)	(26,920)	(27,381)
Total stockholders’ equity	515,203	684,478
Total liabilities and stockholders’ equity	$758,097	$971,046

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Dollars in thousands except per share data

	Fiscal years ended March 31,
	2005	2004	2003
Net sales	$425,338	$433,882	$447,332
Operating costs and expenses:
Cost of goods sold	402,974	413,980	392,143
(Gain)/loss on long-term supply contract	(11,767)	12,355	40,833
Selling, general and administrative expenses	51,734	51,246	54,390
Research and development	26,639	24,449	25,268
Pension plan settlement charges	618	50,398	—
Restructuring and impairment charges	129,982	40,468	31,700
Total operating costs and expenses	600,180	592,896	544,334
Operating loss	(174,842)	(159,014)	(97,002)
Other (income) and expense:
Interest income	(6,295)	(3,847)	(3,818)
Interest expense	6,511	6,472	6,097
Other expense/(income)	(2,849)	(3,311)	(11,387)
Loss before income taxes	(172,209)	(158,328)	(87,894)
Income tax (benefit)/expense	1,885	(46,353)	(31,906)
Net loss	$(174,094)	$(111,975)	$(55,988)
Net loss per share:
Basic	$(2.01)	$(1.30)	$(0.65)
Diluted	$(2.01)	$(1.30)	$(0.65)
Weighted-average shares outstanding:
Basic	86,518,923	86,412,281	86,167,563
Diluted	86,518,923	86,412,281	86,167,563

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Dollars in thousands except share amounts

					Accumulated		Total
	Common Stock		Additional		Other		Stock
	Outstanding Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	holders’ Equity
Balance at March 31, 2002	85,923,365	$878	$321,734	$562,903	$3,808	$(34,278)	$855,045
Comprehensive income (loss):
Net loss	—	—	—	(55,988)	—	—	(55,988)
Unrealized loss on foreign exchange contracts, net $3,547 tax	—	—	—	—	(6,451)	—	(6,451)
Unrealized securities loss, net $283 tax	—	—	—	—	(620)	—	(620)
Foreign currency translation gain	—	—	—	—	267	—	267
Total comprehensive loss							(62,792)
Exercise of stock options	228,430	—	(1,486)	—	—	4,210	2,724
Tax benefit on exercise of stock options	—	—	728	—	—	—	728
Purchases of stock by employee savings plan	87,671	1	1,070	—	—	—	1,071
Put options proceeds	—	—	225	—	—	—	225
Put options settlement	—	—	(3,726)	—	—	—	(3,726)
Balance at March 31, 2003	86,239,466	879	318,545	506,915	(2,996)	(30,068)	793,275
Comprehensive income (loss):
Net loss	—	—	—	(111,975)	—	—	(111,975)
Unrealized gain on foreign exchange contracts, net $875 tax	—	—	—	—	1,047	—	1,047
Unrealized securities gain, net $709 tax	—	—	—	—	538	—	538
Foreign currency translation loss	—	—	—	—	(46)	—	(46)
Total comprehensive loss							(110,436)
Exercise of stock options	145,810	—	(1,876)	—	—	2,687	811
Tax benefit on exercise of stock options	—	—	212	—	—	—	212
Purchases of stock by employee savings plan	82,989	—	841	—	—	—	841
Put options settlement	—	—	(225)	—	—	—	(225)
Balance at March 31, 2004	86,468,265	879	317,497	394,940	(1,457)	(27,381)	684,478
Comprehensive income (loss):
Net loss	—	—	—	(174,094)	—	—	(174,094)
Unrealized gain on foreign exchange contracts, net $120 tax	—	—	—	—	3,685	—	3,685
Unrealized securities gain, net $0 tax	—	—	—	—	361	—	361
Foreign currency translation gain	—	—	—	—	80	—	80
Total comprehensive loss							(169,968)
Exercise of stock options	25,000	—	(314)	—	—	461	147
Tax benefit on exercise of stock options	—	—	(212)	—	—	—	(212)
Purchases of stock by employee savings plan	69,885	1	757	—	—	—	758
Balance at March 31, 2005	86,563,150	$880	$317,728	$220,846	$2,669	$(26,920)	$515,203

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Dollars in thousands

	Fiscal Years ended March 31,
	2005	2004	2003
Sources (uses) of cash and cash equivalents
Operating activities:
Net loss	$(174,094)	$(111,975)	$(55,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges	171,087	89,403	75,391
Loss/(gain) on long-term supply contract	(11,767)	12,355	40,833
Other non-current obligations	(612)	4,006	8,691
Gain/(loss) on investments and interest rate swaps	3,135	(360)	(6,317)
Loss/(gain) on sale and disposal of equipment	10,307	(1,451)	1,162
Deferred income taxes	2,552	(42,863)	30,648
Changes in other non-current assets and liabilities	78	11,107	(55,333)
Changes in assets and liabilities:
Accounts receivable	(687)	(11,885)	(23,317)
Inventories	(2,963)	55,058	75,318
Prepaid expenses and other current assets	(310)	(859)	4,670
Accounts payable, trade	711	(10,903)	(23,886)
Accrued expenses and income taxes	(9,977)	46,607	(28,890)
Tax benefit/(expense) of stock options exercised	(212)	212	728
Net cash provided by (used in) operating activities	(12,752)	38,452	43,710
Investing activities:
Purchases of short-term investments	(20,049)	(32,402)	(14,959)
Proceeds from maturity of short-term investments	13,177	29,230	14,959
Additions to property and equipment	(39,581)	(25,835)	(22,197)
Investment in affiliates	—	(4,850)	(113)
Product line acquisition	—	(2,130)	—
Proceeds from termination of interest rate swaps	660	1,406	6,317
Investment in U.S. government marketable securities	(104,071)	(109,983)	—
Proceeds from U.S. government marketable securities called	5,000	25,000	—
Other	81	(598)	952
Net cash used in investing activities	(144,783)	(120,162)	(15,041)
Financing activities:
Proceeds from sale of common stock to employee savings plan	758	842	1,071
Proceeds from exercise of stock options	147	811	2,724
Put option settlement	—	—	(3,726)
Proceeds from put options	—	—	225
Net cash provided by financing activities	905	1,653	294
Net increase (decrease) in cash and cash equivalents	(156,630)	(80,057)	28,963
Cash and cash equivalents at beginning of fiscal year	183,528	263,585	234,622
Cash and cash equivalents at end of fiscal year	$26,898	$183,528	$263,585
Supplemental Cash Flow Statement Information:
Interest paid, including capitalized interest of $136, $132, and $246 respectively	$6,660	$6,660	$6,660
Income taxes (received) paid	$2,801	$(45,216)	$(32,785)

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1:   Organization and Significant Accounting Policies

Nature of Business and Organization

KEMET Corporation which together with its subsidiaries is referred to herein as “KEMET” or the “Company” is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, and solid aluminum capacitors. The Company is headquartered in Simpsonville, South Carolina, and has manufacturing plants located in South Carolina, North Carolina, Mexico and China. Additionally, the Company has wholly-owned foreign subsidiaries which primarily provide sales support for KEMET’s products in foreign markets.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents, of $17.5 million and $129.1 million at March 31, 2005 and 2004, respectively, consist of direct obligations of the U.S. government, U.S. government agencies, and investment-grade commercial paper with an initial term of less than three months. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies. The debt securities, which consist of U.S. government marketable securities, are classified as held-to-maturity securities, mature in excess of three months, and are carried at amortized cost. The effect of amortizing these securities is recorded in current income/(loss) as interest income.

The Company’s equity investments in public companies are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses net of tax, reported as a separate component of other comprehensive income (loss) until realized. The available-for-sale securities are intended to be held for an indefinite period but may be sold in response to unexpected future events. The Company has an equity investment with less than 20% ownership interest in a privately-held company. The Company does not have the ability to exercise significant influence over this company, and the investment is accounted for under the cost method. All of the aforementioned investments are included in “Short-term investments,” “Investments in U.S. government marketable securities,” or “Investments in affiliates” on the Consolidated Balance Sheets.

A decline in market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to income/(loss) and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce exposures to volatility of foreign currencies and commodities impacting the cost of its products and to convert its fixed rate debt to a floating rate basis.

The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative financial instruments not designated as a hedge, changes in fair value are recognized in income/ (loss). For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in Accumulated other comprehensive income/(loss) until the hedged item is recognized in income/(loss). Ineffectiveness is recognized immediately in income/(loss). For derivatives designated as fair value hedges, changes in fair value are recognized in income/(loss).

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined by the “first-in, first-out” (FIFO) method. The Company has consigned inventory at certain customer locations totaling $3.5 million and $2.6 million at March 31, 2005 and 2004, respectively.

Commencing in fiscal year 2003, KEMET included depreciation and amortization as a component of its cost of inventories, as required by U.S. generally accepted accounting principles. When KEMET Electronics Corporation was formed as a separate entity in 1987, it continued the Union Carbide practice of expensing depreciation and amortization costs in the current period, rather than including such costs as a component of inventories and expensing them through cost of goods sold over time. Due to the significant decrease in inventories during the fiscal year ended March 31, 2004, cost in cost of goods sold was reduced by $9.3 million compared to the amount the Company would have realized during the fiscal year related to depreciation not previously capitalized had the Company previously capitalized depreciation and amortization. The Company has considered the effect of this change in policy on fiscal year 2004 and prior consolidated financial statements and confirmed that had the Company adopted this policy previously, it would not have resulted in any material changes to those consolidated financial statements.

Property and Equipment

Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

cost and accumulated depreciation are removed and any gain or loss is recognized. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires entities to test long-lived assets, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of such assets. An impairment loss would be recognized for an asset that is assessed as being impaired. SFAS No. 144 was adopted by the Company effective April 1, 2002. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those items include the amount of volume increases, average selling prices decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Fair market value is based on the discounted cash flows that the equipment will generate over the remaining useful lives. The Company recorded $108.7 million, $16.3 million, and $4.6 million in impairment losses for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. See note 13 for a further discussion on these impairment losses.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. See Note 2, “Goodwill and Intangible Assets” for a discussion of the adoption of SFAS 142 and the annual goodwill and other identifiable intangible assets impairment tests.

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. The Company determined fair value based on a market approach which incorporates quoted market prices of the Company’s common stock and the premiums offered to obtain controlling interest for companies in the electronics industry. KEMET performs its impairment tests during the first quarter of each fiscal year and when otherwise warranted. In addition, KEMET also performs its annual impairment test on the goodwill related to the acquired The Forest Electric Company (“FELCO”) each year in the fiscal third quarter. No impairment was noted during that test.

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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

Other Assets

Other assets consist principally of the cash surrender value of life insurance policies and deferred compensation assets.

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

Had compensation costs for the Company’s three stock option plans been determined based on the fair value at the grant date for awards in fiscal years 2005, 2004, and 2003, consistent with the provisions of Statement No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (dollars in thousands except per share data):

		Fiscal Years ended March 31,
		2005	2004	2003
Net loss as reported		$(174,094)	$(111,975)	$(55,988)
Less stock-based compensation expense determined under fair-value-based methods, net of related tax effects		(5,206)	(3,588)	(3,601)
	Pro forma	$(179,300)	$(115,563)	$(59,589)
Net loss per share:
Basic	As reported	$(2.01)	$(1.30)	$(0.65)
	Pro forma	$(2.07)	$(1.34)	$(0.69)
Diluted	As reported	$(2.01)	$(1.30)	$(0.65)
	Pro forma	$(2.07)	$(1.34)	$(0.69)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 5 years for 2005, 2004, and 2003; a risk-free interest rate of 2.2% for fiscal year 2005, 1.0% for fiscal year

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

2004, and 2.8% for fiscal year 2003; expected volatility of 35.3% for fiscal year 2005, 54.1% for fiscal year 2004, and 54.8% for fiscal year 2003; and a dividend yield of 0.0% for all three fiscal years.

Concentrations of Credit and Other Risks

The Company sells to customers located throughout the United States and the world. Credit evaluations of its customers’ financial conditions are performed periodically, and the Company generally does not require collateral from its customers. Two customers each accounted for more than 10% of net sales in the fiscal years ended March 31, 2005, 2004, and 2003. There were no customers’ accounts receivable balances exceeding 10% of the total at March 31, 2005 and 2004, respectively.

The Company, as well as the industry, utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to the end-users. For the fiscal years ending March 31, 2005, 2004, and 2003, net sales to electronics distributors accounted for 52%, 51%, and 43%, respectively, of the Company’s total net sales.

The Company has the majority of its manufacturing being performed in Mexico where 77% of the Company’s employees work. Of this 77%, approximately 68% of these employees are unionized as required by Mexican law.

Foreign Operations

Financial statements of the Company’s Mexican operations are prepared using the U.S. dollar as its functional currency. Translation of the Mexican operations, as well as gains and losses from non-U.S. dollar foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are reported in the Consolidated Statements of Operations.

Translation of other foreign operations to U.S. dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Such translation gains or losses are recognized as a component of equity in Accumulated other comprehensive income/(loss).

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of net income/(losses), foreign currency translation gains/(losses), unrealized gains/(losses) from available-for-sale securities, and unrealized gains/(losses) from cash flow hedges and is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss.

Accumulated other comprehensive income/(loss) contained in the stockholders’ equity section of the Consolidated Balance Sheets consisted of the following:

	March 31,
	2005	2004
Currency forward contract gains/(losses), net	$3,018	$(667)
Currency translation gains	128	48
Unrealized securities losses, net	(477)	(838)
Total accumulated other comprehensive income/(loss)	$2,669	$(1,457)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

The currency forward contract losses were net of income tax (benefit)/expense of $112 and $(8) at March 31, 2005 and 2004, respectively. There was no income tax impact on unrealized securities losses at March 31, 2005 and 2004, respectively.

Revenue Recognition

Revenue is recognized from sales when a product is shipped and title has transferred. The Company recognizes revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

A portion of sales is related to products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. Products with customer specific requirements are tested and approved by the customer before the Company mass produces and ships the product. The Company recognizes revenue at shipment as the sales terms for products produced with customer specific requirements do not contain a final customer acceptance provision or other provisions that are unique and would otherwise allow the customer different acceptance rights.

A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. The Company’s distributor policy includes inventory price protection and “ship-from-stock and debit” (“SFSD”) programs common in the industry.

The price protection policy protects the value of the distributors’ inventory in the event the Company reduces its published selling price to distributors. This program allows the distributor to debit the Company for the difference between KEMET’s list price and the lower authorized price for specific parts. The Company establishes price protection reserves on specific parts residing in distributors’ inventories in the period that the price protection is formally authorized by management. The distributors also have the right to return to KEMET a certain portion of the purchased inventory, which will not exceed 5% of the overall purchases. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets.

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction. The Company establishes reserves for its SFSD program based primarily on the actual inventory levels of certain distributor customers. The actual inventory levels at these distributors comprise 91% to 95% of the total global distributor inventory. The remaining 5% to 9% is estimated based on actual distributor customer inventory and current sales trends. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date. Should the distributors increase inventory levels, the estimation of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount. However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

The establishment of these allowances is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included in the line item Accounts receivable on the Company’s Consolidated Balance Sheets.

The following table shows the reserve and allowance balances as a component of Accounts receivable at March 31, 2005 and 2004:

	March 31,
	2005	2004
Ship from stock and debit	$11,098	$11,389
Sales returns	2,338	5,340
Price protections	604	162
Other	144	243
Allowance for SFSD, customer returns, price protections, and other	14,184	17,134
Allowance for doubtful accounts	250	663
Total account receivable allowances	$14,434	$17,797

The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of Net sales were less than 1% for March 31, 2005, 2004, and 2003, respectively. The Company recognizes warranty costs when identified.

Shipping and Handling Costs

The Company’s shipping and handling costs are reflected in Cost of goods sold in the Consolidated Statements of Operations. Shipping and handling costs were $9.3 million, $8.4 million, and $6.9 million in the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

Exit Costs

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003. SFAS No. 146 addresses financial accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (Issue No. 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, “Elements of Financial Statements”, is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002.

Income/(Loss) per Share

The Company calculates income/(loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income/(loss) per share is computed using the weighted-average number of shares outstanding. Diluted income/(loss) per share is computed using the weighted-average number of shares

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and for put options issued by the Company, if such effects are dilutive.

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

Business Segments

The Company has determined, using the criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” that it operates in a single reporting segment. The Company’s products may be categorized generally based upon primary raw material (tantalum, palladium, or aluminum) or method of attachment (surface-mount or leaded), and are sold to original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. Geographic information is included in note 9. The following chart discloses our net sales by method of attachment for the fiscal years ending March 31, 2005, 2004, and 2003:

	Fiscal Years ended March 31,
	2005	2004	2003
Net sales by method of attachment:
Surface-mount	$342,040	$350,042	$362,259
Leaded	80,400	82,909	85,073
Other	2,898	931	—
	$425,338	$433,882	$447,332

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for accounts receivables, price protection and customers’ returns, and deferred income taxes; environmental liabilities; valuation of derivative instruments and assets and obligations related to employee benefits. Actual results could differ from these estimates and assumptions.

Reclassification

Certain prior-year amounts have been reclassified to conform to fiscal year 2005 presentation. These reclassifications had no impact on previously reported net losses or stockholders’ equity.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

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

For purposes of determining the fair value of its trademarks, the Company utilizes a discounted cash flow model which considers the costs of royalties in the absence of trademarks owned by the Company. Based upon the Company’s analysis of legal, regulatory, contractual, competitive and economic factors, the Company deemed that trademarks, which consist of the KEMET trade name and logo, have an indefinite useful life because they are expected to contribute to cash flows indefinitely.

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

KEMET performs its impairment test during the first quarter of each fiscal year and when otherwise warranted. KEMET performed this impairment test in the quarters’ ended June 30, 2004 and 2003 and concluded no goodwill impairment existed. Due to the asset impairment that the Company recorded in March 2005, the Company also performed a goodwill impairment test as of March 31, 2005. No impairment existed.

On June 30, 2003, the Company acquired certain assets from Wilson Greatbatch Technologies, Inc (“GTI”). The $2.3 million cash purchase included the non-medical, high-temperature ceramic capacitor and EMI filter product lines of GTI’s Greatbatch-Sierra, Inc. subsidiary. The product lines were acquired as part of the Company’s strategic objective to broaden its high-performance capacitor solutions to support

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2:   Goodwill and Intangible Assets (Continued)

customers’ increasing technical requirements. No goodwill was recorded as part of the transaction. Approximately $2.1 million of patents and technology were recorded as part of the transaction.

On December 17, 2003, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois. Approximately $2.1 million of goodwill and $0.5 million of patents and technology, which have an amortization period of seven years, were recorded as part of the transaction. The Company performs the test of goodwill on an annual basis in the third fiscal quarter or from time to time when necessary. The Company estimates the discounted cash flows that this business will generate over a specified time period and compares that amount to the carrying amount of the goodwill associated with FELCO. At March 31, 2005, there was no impairment on the FELCO goodwill.

	March 31, 2005		March 31, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized Intangibles:
Goodwill	$30,471		$30,471
Trademarks	7,181		7,181
Unamortized intangibles	37,652		37,652
Amortized Intangibles:
Patents and technology—5-25 years	14,655	8,549	14,655	7,549
Other—8-10 years	914	689	914	584
Amortized intangibles	15,569	9,238	15,569	8,133
	$53,221	$9,238	$53,221	$8,133

	Amortization Expense
	Fiscal Years ended March 31,
	2005	2004	2003
Patents and technology	$1,001	$1,138	$800
Other	104	108	157
	$1,105	$1,246	$957

The expected amortization expense for the fiscal years ending March 31, 2006, 2007, 2008, 2009, and 2010 is $1,005, $974, $943, $588, and $475 respectively.

Note 3:   Debt

In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven purchasers of the Senior Notes. The Senior Notes have a final maturity date of May 4, 2010, and begin amortizing on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The aggregate maturities of the debt subsequent to March 31, 2005, follow: 2007, $20,000; 2008, $20,000; 2009, $20,000; 2010, $20,000; and 2011, $20,000. The Company had interest payable, included in Accrued expenses, on its Consolidated Balance Sheets of $2.7 million and $2.7 million at March 31, 2005 and 2004, respectively.

The Company is subject to restrictive covenants under its Note Purchase Agreement which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3:   Debt (Continued)

principally to funded debt and net worth. At March 31, 2005, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company’s wholly-owned subsidiaries.

In April 2002, the Company entered into an Offering Basis Loan Agreement (the “Loan Agreement”) with a bank. The Loan Agreement is an uncommitted credit facility which allows the Company to request borrowings in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing. As of March 31, 2005 and 2004, the Company had no borrowings under this arrangement.

Note 4:   Other Non-Current Obligations

Non-current obligations are summarized as follows:

	March 31,
	2005	2004
Deferred compensation (note 5)	$1,374	$1,489
Accrued postretirement medical plan liability (note 6)	43,358	43,036
Loss on inventory supply agreement (note 10)	2,829	15,575
Environmental liabilities and other	1,390	1,523
Other non-current obligations	$48,951	$61,623

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5:   Employee Pension and Savings Plans

Until March 1, 2004, the Company had a non-contributory pension plan (“Plan”) which covered substantially all employees in the United States who met age and service requirements. The Plan provided defined benefits that were based on years of credited service, average compensation (as defined), and the primary social security benefit. The effective date of the Plan was April 1, 1987. Effective March 1, 2004, the Company terminated the Plan through a combination of lump-sum payments to participants and the purchase of non-participating annuity contracts. As a result of the termination and settlement, the Company has no Plan-related assets or liabilities at March 31, 2005. The measurement date used to determine Plan benefits was March 31.

The cost of pension benefits under the Plan was determined by management using the “projected unit credit” actuarial cost method.

Components of net periodic pension cost include the following:

	Fiscal Years ended March 31,
	2005	2004	2003
Service cost	$—	$795	$3,681
Interest cost	—	7,927	8,877
Expected return on assets	—	(8,205)	(7,448)
Amortization of:
Transition asset	—	—	—
Prior service cost	—	(5)	(23)
Actuarial loss	—	1,359	1,054
Curtailment	—	187	1,668
Settlement charge	618	50,398	—
Special termination benefits	—	—	3,638
Total net periodic pension cost	$618	$52,456	$11,447

The special termination benefits and curtailment were the result of personnel reductions occurring within fiscal years 2003 and 2002. The settlement charge was a result of the termination of the Plan, effective March 1, 2004.

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the Plan:

	Fiscal Years ended March 31,
	2005	2004	2003
Projected benefit obligation:
Discount rate	N/A	N/A	6.50%
Rate of compensation increase	N/A	N/A	4.00%
Net periodic benefit cost:
Discount rate	N/A	6.50%	6.75%
Rate of compensation increase	N/A	4.00%	4.00%
Expected return on Plan assets	N/A	7.00%	7.00%

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5:   Employee Pension and Savings Plans (Continued)

A reconciliation of the Plan’s projected benefit obligation, fair value of the Plan assets, and funding status is as follows:

	March 31,
	2005	2004
Accumulated benefit obligation	$—	$—
Projected benefit obligation:
Net obligation at beginning of fiscal year	$—	$144,671
Service cost	—	795
Interest cost	—	7,927
Actuarial gain	—	33,700
Gross benefits paid	—	(9,731)
Curtailment	—	(26,247)
Settlements	—	(151,115)
Special termination benefits	—	—
Net benefit obligation at end of fiscal year	$—	$—
Fair value of Plan assets:
Fair value of Plan assets at beginning of fiscal year	$—	$119,535
Actual return on Plan assets	—	12,243
Employer contributions	—	29,068
Gross benefits paid	—	(9,731)
Settlement	—	(151,115)
Fair value of Plan assets at end of fiscal year	$—	$—
Funding status:
Funded status at end of fiscal year	$—	$—
Unrecognized net actuarial loss	—	—
Unrecognized prior service cost	—	—
Net prepaid asset	$—	$—

The Company sponsored an unfunded deferred compensation plan for key managers until July 1, 2003 when the plan was curtailed. This plan was non-qualified and provided certain key employees defined pension benefits which would equal those provided by the Company’s non-contributory pension plan if the plan were not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Expenses related to the deferred compensation plan totaled $0 in fiscal year 2005, $277 in fiscal year 2004, and $529 in fiscal year 2003. Total benefits accrued under this plan were $0 and $123 at March 31, 2005 and 2004, respectively. The plan was terminated on June 30, 2004, and all participants received a one-time, cash settlement payment representing the value of their vested benefit on that date.

The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows employees to contribute to the plan. Expenses related to the deferred compensation plan totaled $887 in fiscal year 2005, $1,111 in fiscal year 2004, and $0 in 2003. Total benefits accrued under this plan were $1,374 in fiscal year 2005 and $1,366 in fiscal year 2004.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5:   Employee Pension and Savings Plans (Continued)

In addition, the Company has a defined contribution plan (the “Savings Plan”) in which all U.S. employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant’s compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make annual matching contributions to the Savings Plan up to six percent of the employee’s salary. The Company contributed $2,614 in fiscal year 2005, $2,245 in fiscal year 2004, and $1,685 in fiscal year 2003. As part of the Savings Plan, employees may elect to purchase KEMET stock. For fiscal years 2005, 2004 and 2003, the Savings Plan purchased 69,885, 82,989 and 87,671 shares, respectively.

Note 6:   Postretirement Medical and Life Insurance Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for postretirement medical and life insurance benefits are as follows:

	Fiscal Years ended March 31,
	2005	2004	2003
Service cost	$975	$1,063	$1,128
Interest cost	3,062	3,384	3,148
Amortization of actuarial loss	269	387	119
Expected loss on assets	—	(121)	(172)
Curtailment	—	—	1,926
Special termination benefits	—	—	1,033
Total net periodic benefits cost	$4,306	$4,713	$7,182

The special termination benefits and curtailment were the result of personnel reductions occurring within fiscal year 2003.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6:   Postretirement Medical and Life Insurance Plans (Continued)

A reconciliation of the postretirement medical and life insurance plans’ projected benefit obligation, fair value of plan assets, and funding status is as follows:

	March 31,
	2005	2004
Projected benefit obligation:
Net obligation at beginning of fiscal year	$56,309	$50,050
Service cost	975	1,063
Interest cost	3,062	3,384
Actuarial (gain)/loss	(2,806)	5,740
Gross benefits paid	(3,984)	(3,928)
Net benefit obligation at end of fiscal year	$53,556	$56,309
Fair value of plan assets:
Fair value of plan assets at beginning of fiscal year	$—	$3,981
Employer contributions	3,984	—
Refund to plan sponsor	—	(478)
Actual return on plan assets	—	425
Gross benefits paid	(3,984)	(3,928)
Fair value of plan assets at end of fiscal year	$—	$—
Funding status:
Funded status at end of fiscal year	$(53,556)	$(56,309)
Unrecognized net actuarial loss	10,198	13,273
Net accrued benefit liability	$(43,358)	$(43,036)

The Company expects to make no contributions to fund Plan assets in fiscal year 2006 as the Company’s policy is to pay benefits as costs are incurred.

Beginning in May 2005, the Company increased the required premiums requirements for the retirees due to the continuing health care cost increases. This has been factored into the following benefit payments schedule for the next five years.

The Company expects to have benefit payments in the future as follows:

	2006	2007	2008	2009	2010	Thereafter
Expected benefit payments	$4,474	$4,451	$4,416	$4,321	$4,268	$19,907

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6:   Postretirement Medical and Life Insurance Plans (Continued)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the postretirement medical and life insurance plan:

	Fiscal Years ended March 31,
	2005	2004	2003
Projected benefit obligation:
Discount rate	5.75%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Net periodic benefit cost:
Discount rate	6.00%	6.50%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected return on Plan assets	0.00%	7.00%	7.00%
	9.50%	10.00%	10.50%
Health care cost trend on covered charges	decreasing to ultimate trend of 5% in 2013	decreasing to ultimate trend of 5% in 2013	decreasing to ultimate trend of 5% in 2013
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components	$263	$327	$295
—On post-retirement benefits obligation	$2,758	$3,265	$2,627
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components	$(231)	$(285)	$(257)
—On post-retirement benefits obligation	$(2,466)	$(2,911)	$(2,338)

The measurement date used to determine postretirement benefits is March 31.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company believes its Plan is not actuarially equivalent to the Medicare prescription drug benefit and any impact or benefit from the Act was not significant.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7:   Income Taxes

The components of income/(loss) before income taxes consist of:

	Fiscal Years ended March 31,
	2005	2004	2003
Domestic	$(181,366)	$(170,152)	$(98,182)
Foreign	9,157	11,824	10,288
	$(172,209)	$(158,328)	$(87,894)

The provision for income tax expense (benefit) is as follows:

	Fiscal Years ended March 31,
	2005	2004	2003
Current:
Federal	$(2,872)	$(7,683)	$(64,239)
State and local	(1,069)	(824)	(1,627)
Foreign	3,274	5,017	3,312
	$(667)	$(3,490)	$(62,554)
Deferred:
Federal	$2,403	$(38,265)	$29,035
State and local	—	(4,112)	1,865
Foreign	149	(486)	(252)
	$2,552	$(42,863)	$30,648
Provision/(benefit) for income taxes	$1,885	$(46,353)	$(31,906)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years ended March 31,
	2005	2004	2003
Statutory federal income tax rate	-35.0%	-35.0%	-35.0%
State income taxes, net of federal taxes	-4.8%	-2.0%	0.2%
Effect of foreign operations	-0.6%	1.1%	0.0%
Change in valuation allowance	50.9%	12.6%	0.0%
Other	-9.4%	-6.0%	-1.5%
Effective income tax rate	1.1%	-29.3%	-36.3%

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7:   Income Taxes (Continued)

The significant components of deferred tax assets and liabilities are as follows:

	March 31,
	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$94,637	$39,444
Medical benefits	18,614	18,782
Sales and inventories allowances	11,729	22,220
Other	6,156	10,826
Gross deferred tax assets	131,136	91,272
Less valuation allowance	(106,580)	(20,015)
Net deferred tax assets	$24,556	$71,257
Deferred Tax Liabilities:
Depreciation and differences in basis	$(21,012)	$(63,772)
Tax effect of hedging	(1,093)	—
Amortization of intangibles	(832)	(1,918)
Non-amortized intangibles	(2,516)	(2,516)
Pension benefits	(433)	(674)
Other	(678)	(1,725)
	$(26,564)	$(70,605)
Net deferred income tax asset (liability)	$(2,008)	$652

As of March 31, 2005 and 2004, the Company’s gross deferred tax assets are reduced by a valuation allowance of $106,580 and $20,015, respectively, due to evidence indicating that a valuation allowance is required under SFAS No.109. The valuation allowance increased $86,565 during the fiscal year ended March 31, 2005, principally due to net operating loss carryforwards and asset impairments.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2005. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net deferred income tax asset/(liability) is reflected in the accompanying fiscal year 2005 and 2004 Consolidated Balance Sheets as a $5,945 and $29,046 current asset and a $7,953 and $28,394 non-current liability, respectively.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7:   Income Taxes (Continued)

As of March 31, 2005, the Company has U.S. net operating loss carryforwards for federal and state income tax purposes of approximately $227 million and $333 million, respectively. These net operating losses are available to offset future federal and state taxable income, if any, through 2025. Certain of the Company’s foreign subsidiaries in Switzerland, China and Australia have deferred tax assets for tax net operating losses and capital loss carryforwards totaling $3.6 million. There is a greater likelihood of not realizing the future tax benefits of these deferred tax assets and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions.

At March 31, 2005, $0.3 million of the $94.6 million deferred tax asset for net operating losses represented losses generated by stock option deductions in excess of book expense. The valuation allowance related to the $0.3 million deferred tax asset generated by stock option deductions would be credited to equity when recognized.

The Company has outstanding U.S. Federal income tax refunds of approximately $11.9 million currently under review by the Internal Revenue Service related to fiscal years 1997 through 2002. These reviews may alter the timing or amount of taxable income or deduction or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues may differ from the amount accrued. Management anticipates final resolution by mid calendar year 2005, and if successful, collection would be in calendar year 2005. If the refunds are realized, the Company anticipates a tax benefit to be recognized which relates to prior tax contingencies which were not realized.

Deferred tax (benefit)/expense of $120, $1,584, and $(3,830) was attributed to other comprehensive income/(loss) for the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

At March 31, 2005, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. The Company has approximately $38 million of unremitted foreign earnings. No current plans are expected for repatriation under the American Jobs Creation Act of 2004. No deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Note 8:   Stock Option Plans

The Company has three option plans that reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). On July 1, 2000, the Company adopted the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” which require variable accounting treatment on certain re-priced options. This requires that any increase in the stock price above the July 1, 2000, adoption date stock price be recognized immediately as compensation expense. For fiscal years 2005, 2004, and 2003, no compensation cost has been recognized for the stock option plans.

In May 1992, the Company’s stockholders approved the 1992 Key Employee Stock Option Plan, which authorizes the granting of options to purchase 2,310,000 shares of common stock. The Key Employee Stock Option Plan was amended in October 2000 by the Board of Directors to provide for the issuance of options to purchase an additional 2,000,000 shares of common stock. In addition, stockholders approved the 1995 Executive Stock Option Plan at the 1996 Annual Meeting. This plan provides for the issuance of options to purchase 3,800,000 shares of common stock to certain executives of the Company. The

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8:   Stock Option Plans (Continued)

stockholders also approved the 2004 Long-Term Equity Incentive Plan at the 2004 Annual Meeting. This plan provides for the issuance of common stock to directors and certain employees of the Company.

These plans provide that shares granted come from the Company’s authorized but unissued common stock or treasury stock. The prices of the options granted thus far pursuant to these plans are no less than 100% of the value of the shares on the date of grant. Also, the options may not be exercised within one to two years from the date of grant and no options will be exercisable after ten years from the date of grant (depends on individual grant).

A summary of the status of the Company’s three current stock option plans as of March 31, 2005, 2004, and 2003, and changes during the fiscal years ended on those dates is presented below:

	March 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of fiscal year	4,466,215	$13.46	3,848,025	$13.41	3,355,455	$14.42
Option granted	771,750	7.97	1,072,625	12.76	839,500	9.11
Options exercised	(25,000)	5.85	(145,810)	5.56	(228,430)	11.92
Options cancelled	(768,195)	13.76	(308,625)	14.18	(118,500)	13.42
Options outstanding at end of fiscal year	4,444,770	$12.50	4,466,215	$13.46	3,848,025	$13.41
Option price range end of fiscal year		$5.00 to $19.80		$5.00 to $19.80		$5.00 to $19.80
Option price range for exercised shares		$5.00 to $9.03		$5.00 to $6.75		$2.50 to $14.50
Options available for grant end of fiscal year		4,345,565		349,120		1,105,620
Options exercisable end of fiscal year		2,959,895		2,730,840		2,290,525
Options weighted-average fair value granted during the fiscal year		$2.82		$5.97		$4.51
Weighted-average exercise price of options exercisable at end of fiscal year		$13.42		$14.90		$13.82

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8:   Stock Option Plans (Continued)

The following table summarizes information about stock options outstanding at March 31, 2005:

Options Outstanding			Options Exercisable
Range of	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 3/31/05	Contractual Life	Price	at 3/31/05	Price
$3.96 to $5.94	218,845	2.1 years	$5.41	218,845	$5.41
$5.95 to $7.92	681,500	8.8 years	$7.61	60,000	$6.00
$7.93 to $9.90	702,250	4.8 years	$9.03	696,000	$9.03
$9.91 to $11.88	29,000	7.4 years	$11.24	10,000	$11.50
$11.89 to $13.86	820,125	8.5 years	$12.77	—	$—
$13.87 to $15.84	769,300	3.4 years	$14.51	751,300	$14.50
$15.85 to $17.82	1,187,750	4.1 years	$17.00	1,187,750	$17.00
$17.83 to $19.80	36,000	2.9 years	$19.15	36,000	$19.15
	4,444,770	5.5 years	$12.50	2,959,895	$13.42

Note 9:   Geographic Information:

The following highlights our net sales by geographic location:

	Fiscal Years ended March 31,(1)
	2005	2004	2003
United States	$172,707	$189,367	$196,268
China	74,834	69,595	44,125
Asia Pacific(2)	40,171	40,043	40,132
Germany	36,147	34,461	29,254
Singapore	26,313	28,653	34,540
Mexico	19,336	17,538	39,045
Other countries(3)	55,830	54,225	63,968
	$425,338	$433,882	$447,332

(1)—Revenues are attributed to countries or regions based on the location of the customer. The Company sold $66,494 and $57,300 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2005. The Company sold $76,264 and $58,942 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2004. The Company sold $48,677 and $45,024 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2003.

(2)—Only Malaysia exceeded 5% of consolidated net sales in 2005 ($21.3 million). For fiscal years 2004 and 2003, no country considered part of Asia Pacific exceeded 5% of consolidated net sales.

(3)—No country included in this caption exceeded 5% of consolidated net sales for 2005, 2004, and 2003.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9:   Geographic Information: (Continued)

The following geographic information includes long-lived assets, including property held for sale, based on physical location:

	March 31,
	2005	2004
United States	$102,050	$172,344
Mexico	162,937	243,396
China	16,627	7,831
Other	338	590
	$281,952	$424,161

Note 10:   Commitments

(a)   The Company has agreements with distributors and certain other customers that, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable (note 11). The Company adjusts sales for anticipated returns and price protection changes based on historical experience. Charges against sales in fiscal year 2005, fiscal year 2004, and fiscal year 2003 were $68,821, $71,410, and $52,375, respectively. Actual applications against the allowances in fiscal year 2005, fiscal year 2004, and fiscal year 2003 were $71,771, $66,325, and $60,865, respectively.

(b)   The Company sold put options to institutional parties as part of a program to purchase up to 8.0 million shares of its common stock. Net premiums generated from the sale of outstanding put options were $0 for fiscal years 2005 and 2004, and $0.2 million for fiscal year 2003 and were accounted for as Additional paid-in capital. During the fiscal year ended March 31, 2003, the Company paid approximately $3.7 million to settle put options. The Company does not anticipate any further stock purchases under this authorization, and the last outstanding put options matured unexercised in July 2003. On July 1, 2003, the Company was required to adopt Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities” (SFAS No. 150). The adoption of SFAS No. 150 did not significantly impact its financial results.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10:   Commitments (Continued)

(c)   On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation (“Cabot”). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through calendar 2006. As the prices of tantalum powder and tantalum wire products decreased, the Company recorded purchase commitment losses as well as inventory losses (if the inventory was on hand). In fiscal year 2004 and fiscal year 2003, KEMET recorded losses of $12,355 and $40,833, respectively. In fiscal year 2005, the Company renegotiated the agreement with Cabot and accordingly reversed $11,767 of the previously recorded commitment losses. The following reconciliation of the beginning and ending balances included in the liabilities section of the Consolidated Balance Sheets is as follows:

	March 31,
	2005	2004
Beginning of fiscal year	$24,275	$24,310
Costs charged to expense	—	12,355
Liability reduction	(11,767)	—
Costs paid or settled	(7,025)	(12,390)
End of fiscal year	$5,483	$24,275

The remaining purchase commitments for this agreement are $11.8 million for calendar year 2005 and $11.6 million for calendar year 2006.

Finally, in fiscal year 2005, the Company cancelled silver and palladium purchase commitments with other suppliers totaling $6.6 million. No gain or loss was recognized as a result of these cancellations. The Company has no future commitments for these raw materials.

(d)   The Company’s leases are primarily for distribution facilities or sales offices that expire principally between 2006 and 2009. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were approximately $4,157 in fiscal year 2005, $3,180 in fiscal year 2004, and $2,796 in fiscal year 2003.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 10:   Commitments (Continued)

During fiscal year 2005, the Company subleased to an outside company a 60,000 square foot facility and has leased back 5,000 square feet of this facility. Annual rental income from the sublease was included in the Consolidated Statements of Operations and was $30 for fiscal year 2005. The sublease rental expense for fiscal year 2005 was $20.

Future minimum lease payments over the next five fiscal years and thereafter under non-cancelable operating leases at March 31, 2005, are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Minimum lease payments	$3,331	$2,392	$1,856	$1,136	$612	$1,866	$11,193
Sublease rental income	$(213)	$(229)	$(230)	$(237)	$(238)	$(1,265)	$(2,412)
Net minimum lease payments	$3,118	$2,163	$1,626	$899	$374	$601	$8,781

Note 11:   Supplemental Balance Sheets and Statements of Operations Detail:

		March 31,
		2005	2004
Accounts receivable:
Trade		$64,126	$68,972
Other		9,536	7,366
		73,662	76,338
Less:
Allowance for doubtful accounts		250	663
Allowance for price protection and customer returns (note 10)		14,184	17,134
Net accounts receivable		$59,228	$58,541
	Useful life
Property and equipment:
Land and land improvements	20 years	$13,036	$11,727
Buildings	20-40 years	118,041	116,505
Machinery and equipment	10 years	649,134	735,243
Furniture and fixtures	4-10 years	44,940	48,646
Construction in progress	—	32,130	20,566
Total property and equipment		857,281	932,687
Accumulated depreciation		(577,655)	(510,852)
Net property and equipment		$279,626	$421,835
Accrued expenses:
Salaries, wages, and related employee costs		$11,615	$10,012
Vacation		4,625	5,647
Inventory supply agreement (note 10)		2,061	8,700
Property taxes		1,863	2,267
Other including restructuring (note 13)		14,453	15,794
Total accrued expenses		$34,617	$42,420

Fiscal Years ended March 31,
	2005	2004	2003
Other (income) expense:

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 11:   Supplemental Balance Sheets and Statements of Operations Detail: (Continued)

Interest rate swaps	$980	$(4,434)	$(7,815)
Loss on write down of equity investment to market	945	1,046	—
Accounts receivable discounting	—	—	32
Unrealized foreign currency exchange (gains)/losses	300	(300)	(1,415)
Life insurance proceeds	(5,000)	—	—
Other	(74)	377	(2,189)
	$(2,849)	$(3,311)	$(11,387)

Note 12:   Legal Proceedings

The Company has periodically incurred, and may continue to incur, liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”) and analogous state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company has been named as a potentially responsible party (“PRP”) at the Seaboard Chemical Site in Jamestown, North Carolina. The Company is participating in the clean-up as a “de minimis” party and does not expect its total exposure to be material. In addition, Union Carbide Corporation (“UCC”) is a PRP at certain sites relating to the off-site disposal of wastes from properties presently owned by the Company. The Company is participating in coordination with UCC in certain PRP-initiated activities related to these sites. The Company expects that it will bear some portion of the liability with respect to these sites; however, any such share is not presently expected to be material to the Company’s financial condition. In connection with the acquisition in 1990, UCC agreed, subject to certain limitations, to indemnify the Company with respect to the foregoing sites.

The Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers’ compensation or work place safety cases, some of which involve claims for substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company’s financial condition or results of operations.

In January 2005, the Company filed a lawsuit against AVX Corporation (“AVX”) to protect trade secrets relating to the development and manufacture of tantalum polymer capacitors. KEMET has been manufacturing these advanced components since 1999, and they now constitute the fastest growing segment of the tantalum capacitor market. KEMET was seeking judgment against AVX for actual and exemplary damages, attorney’s fees, and injunctive relief to eliminate any commercial advantage that otherwise would be derived by AVX from the misappropriation of KEMET trade secrets. While the Company still believes in the merits of the case, the lawsuit was dismissed by the Company in order to allow management to be able to focus on the important business challenges it currently faces.

Note 13:   Restructuring and Impairment Charges

Since the end of fiscal year 2002, the Company has initiated several restructuring programs in order to reduce costs, to remove excess capacity, and to make the Company more competitive on a world-wide basis. Since the beginning of fiscal year 2003, the Company has initiated five different restructuring initiatives. Since the goals of each of these restructuring programs fall into one of the rationales listed

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 13:   Restructuring and Impairment Charges (Continued)

above, the Company has elected to disclose the impacts on a yearly basis as opposed to by restructuring program.

A summary of the expenses aggregated in the Consolidated Statements of Operations line Restructuring and impairment charges expensed in the periods ended March 31, 2005, 2004, and 2003, were as follows (in millions):

	Fiscal Years ended March 31,
	2005	2004	2003
Manufacturing relocation and employee termination costs	$18.9	$24.2	$27.1
Impaired long-lived assets	108.7	16.3	4.6
Writedown in investment in unconsolidated subsidiary	2.4	—	—
Restructuring and impairment charges	$130.0	$40.5	$31.7

Fiscal Year ended March 31, 2005

Restructuring and impairment charges incurred during fiscal year 2005 included pre-tax charges totaling $130.0 million, of which $18.9 million were charges for manufacturing relocation and personnel reductions, $108.7 million were charges for impaired long-lived assets, and $2.4 million were charges for the write-down of investment in unconsolidated subsidiary.

Manufacturing relocation and employee termination costs—During fiscal year 2005, the Company recognized $7.8 million relating to the Plan (discussed below under fiscal year ended March 31, 2004). As of March 31, 2005, the Company had recorded cumulative charges of $32.0 million relating to the Plan. The balance of the $39 million is expected to be realized ratably over the next two quarters. The timing and amounts of the charges are dependent on the timing of operational decisions, some of which have not been finalized, and on operational activities yet to occur. The Company also announced additional restructuring programs in fiscal third quarter 2005 of $5.8 million and in fiscal fourth quarter 2005 of $5.3 million. These two restructuring charges reduced the Company’s workforce by approximately 1,120 employees.

Impaired assets—During the fiscal fourth quarter 2005, the Company assessed the current economic environment of the capacitors industry and estimated results for future periods. The Company considered the following:

•       a decrease in the Company’s (as well as its competitors’ as a whole) market capitalization;

•       continuing average selling price erosion; and

•       the continued operating losses the Company has recently incurred.

Based on these factors, the Company assessed the net cash flows of its tantalum and ceramics assets for a period of time in the future and compared the results with the net book value of the assets. Accordingly and in compliance with SFAS No. 144 “Impairment of Long-term Assets”, the Company recorded a fourth quarter non-cash charge of $100.2 million to account for this difference. In fiscal third quarter 2005, the Company also recorded a charge of $8.5 million relating to the write-off of equipment no longer used. Refer to note 1 for the process in which the Company used to determine the impairment charge.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 13:   Restructuring and Impairment Charges (Continued)

Write-down of investment in unconsolidated subsidiary—During the fiscal third quarter 2005, the Company wrote down its investment in an unconsolidated subsidiary (Lamina Ceramics, Inc.) in the amount of $2.4 million due to the underlying value being less than the Company’s share of the book value.

Fiscal Year Ended March 31, 2004

Restructuring and impairment charges incurred during fiscal year 2004 included pre-tax charges totaling $40.5 million, of which $24.2 million and $16.3 million were charges for manufacturing relocation and personnel reductions long-lived asset impairments, respectively.

Manufacturing relocation and employee termination costs—These charges were incurred as part of the Enhanced Strategic Plan announced in July 2003 that included moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China. The Company estimates that it will incur approximately $39.0 million in total charges related to the Enhanced Strategic Plan, which is targeted for completion in mid calendar year 2005. Employee termination costs were approximately $18.7 million and include charges related to the eventual relocation of approximately 650 production-related jobs from domestic operations as well as charges, primarily revisions in the contract with the Matamoros employee union, impacting approximately 1,250 employees in Mexico. Equipment relocation costs of $5.5 million accounted the balance of the charges.

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

Manufacturing relocation and employee termination costs—During the quarter ended September 30, 2002, the Company incurred charges of $9.1 million for manufacturing and support personnel reductions associated with closing manufacturing facilities in Greenwood, South Carolina, and Matamoros, Mexico, of approximately 185 and 240 employees, respectively. During the quarter ended March 31, 2003, the Company announced a cost-saving initiative that resulted in charges of $18.0 million associated with personnel reductions of approximately 255 and 183 in the U.S. and Mexico, respectively. All charges related to these personnel reductions were paid by March 31, 2003.

Impaired long-lived assets—The impaired assets consisted of certain long-lived assets associated with the closing of a manufacturing facility in Greenwood, South Carolina.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 13:   Restructuring and Impairment Charges (Continued)

A reconciliation of the beginning and ending liability balances for restructuring charges (which represents severance related costs only) included in accrued expenses and other non-current obligations on the Consolidated Balance Sheets were as follows (in millions):

	Fiscal Years ended
	March 31,
	2005	2004
Beginning of fiscal year	$7.2	$0.8
Costs charged to expense	11.1	18.7
Costs paid or settled	(11.5)	(12.3)
End of fiscal year	$6.8	$7.2

Note 14:   Loss Per Share

Basic and diluted loss per share are calculated as follows (share amounts and per share data not in thousands):

	Fiscal Years ended March 31,
	2005	2004	2003
Net loss	$(174,094)	$(111,975)	$(55,988)
Weighted-average shares outstanding (basic)	86,518,923	86,412,281	86,167,563
Stock options	—	—	—
Weighted-average shares outstanding (diluted)	86,518,923	86,412,281	86,167,563
Basic loss per share	$(2.01)	$(1.30)	$(0.65)
Diluted loss per share	$(2.01)	$(1.30)	$(0.65)

The fiscal years ended March 31, 2005, 2004, and 2003, excluded potentially dilutive securities of 2,960,000, 2,731,000, and 2,623,000, respectively, in the computation of diluted loss per share because the effect would have been anti-dilutive.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 15:   Derivatives, Hedging, and Other Financial Instruments

The Company uses certain derivative instruments (i.e., forward currency contracts) to reduce exposures to the volatility of foreign currencies and commodities impacting revenues and the costs of its products. Unrealized gains and losses associated with the change in value of these financial instruments are recorded in Accumulated other comprehensive income/(loss). The after-tax impact on AOCI/(L) related to the change in value of these financial instruments is as follows (in millions):

	Fiscal years ended March 31,
	2005	2004
Beginning of fiscal year	$(0.7)	$(1.7)
Current fiscal year unrealized gains related to the change in value of the financial instruments	3.1	0.4
Plus prior fiscal year unrealized losses in AOCI/(L) that were recognized in the current fiscal year	0.6	0.6
Net change in AOCI/(L) related to financial instruments	3.7	1.0
End of fiscal year	$3.0	$(0.7)

The $3.0 million gain remaining in AOCI/(L) at March 31, 2005 (see note 1: Comprehensive Income/(Loss) table), is expected to be reclassified to income during the next twelve months as the hedged items affect earnings.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. At March 31, 2005 and 2004, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $60.9 million and $57.7 million, respectively. The fair values of these contracts at March 31, 2005 and 2004, totaled $3.1 million and $0.3 million, respectively, and were recorded as a derivative asset, respectively, on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. During the next twelve months, it is estimated that approximately $3.1 million of the gain on these contracts would be recorded to cost of goods sold. The changes in fair value of these contracts resulted in other comprehensive gain, net of taxes, of $2.8 million and $1.9 million for the twelve month periods ended March 31, 2005 and 2004, respectively. The ineffectiveness of these contracts was determined to be immaterial and was not recorded in the Company’s Consolidated Statements of Operations.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. There were no euro contracts outstanding at March 31, 2005. At March 31, 2004, the Company had outstanding forward exchange contracts that matured within approximately six months to sell euros with notional amounts of $17.3 million. The fair values of these contracts at March 31, 2004, totaled $1.0 million, which is recorded as a derivative liability on the Company’s Consolidated Balance

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 15:   Derivatives, Hedging, and Other Financial Instruments (Continued)

Sheets under Accrued expenses. No such forward contracts were outstanding at the end of fiscal year 2005. The changes in fair value of these contracts resulted in other comprehensive income/(loss), net of taxes, of $0.9 million and $(0.9) million for the twelve month periods ended March 31, 2005 and 2004, respectively.

Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI/(L) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI/(L) to the Consolidated Statements of Operations as cost of goods sold for forward contracts to purchase Mexican pesos and as Net sales for forward contracts to sell euros. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately in loss.

The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Hedging Commodity Prices

The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly and closely related to the host contract. As such, the fair values of these derivatives are recorded on the Consolidated Balance Sheets as derivative assets or liabilities and the change in fair values is recorded as a component of Cost of goods sold. At March 31, 2005 and 2004, the Company had no such derivative assets or liabilities. All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. In October 2004, this contract was terminated for a $0.1 million gain and was recognized in other income for the fiscal year ended March 31, 2005. The fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $2.5 million at March 31, 2004, and was recorded as a derivative asset on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. The change in fair value of this derivative instrument resulted in Other (income)/expense of $1.2 million and $(3.0) million for the twelve-month periods ended March 31, 2005 and 2004, respectively.

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

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 15:   Derivatives, Hedging, and Other Financial Instruments (Continued)

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s debt outstanding at March 31, 2005 and 2004 was $101.4 million and $105.6 million, respectively, which was determined based on the 5-Year Treasury Note Yield compared to its carrying value of $100.0 million.

Note 16:   Common Stock

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2005, the Company had made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization. Approximately 615,000 shares were subsequently reissued for the exercise of employee stock options. At March 31, 2005 and 2004, the Company held 1,460,455 and 1,485,455 treasury shares at a cost of $26.9 million and $27.4 million, respectively.

Note 17:   Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies. The debt securities, which consist of U.S. government marketable securities, are classified as held-to-maturity securities, mature in one month to five years, and are carried at amortized cost. The effect of amortizing these securities is recorded in current loss as interest income.

The Company’s equity investments in public companies are classified as available-for-sale securities and are carried at fair value net of tax in stockholders’ equity. The available-for-sale securities are intended to be held for an indefinite period but may be sold in response to unexpected future events. The Company also has an equity investment with less than 20% ownership interest in a privately-held company. The Company does not have the ability to exercise significant influence over this company, and the investment is accounted for under the cost method.

On a periodic basis, the Company reviews the market values of its equity investments classified as available-for-sale securities and the carrying value of its equity investments carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively as defined in EITF 03-1. The Company’s management has concluded this review and determined that an available-for-sale equity investment in a publicly-held company had an “other-than-temporary” decline in market value. The majority of the market decline occurred between the months of September 2003 and June 2004. The Company considers the impairment “other-than-temporary” based on the duration of this market value decline and the lack of evidence that the market value will increase. The Company has recognized a $0.9 million loss equal to the difference between the investment’s cost and its fair market value at September 30, 2004. The amount is included in Other expense/(income) on the Consolidated Statements of Operations. Based on the Company’s review for the quarters ending December 31, 2004 and March 31, 2005, the Company determined that a further “other-than-temporary” decline did not exist. The Company will continue to monitor the available-for-sale equity investment for potential future impairments.

In fiscal third quarter 2005, the Company recorded a $2.4 million write-down associated with its equity investment in Lamina Ceramics, Inc., the Company’s equity investment carried at cost. At March 31, 2005, the Company determined that the remaining investment balance approximated fair value.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 17:   Investments (Continued)

A summary of the components and carrying values of “Investments” in the Consolidated Balance Sheets is as follows:

	March 31,
	2005	2004
Short-term investments	$34,992	$3,172
Equity investments:
Available-for-sale	563	1,130
Cost	119	2,480
U.S. government marketable securities	157,576	84,584
	$193,250	$91,366

Non-equity investments of $35.0 million and $157.6 million mature within three months to one year and one to five years, respectively.

Short-term investments consist primarily of U.S. government securities. The unrealized pretax loss on available-for-sale securities was $0.5 million and $0.8 million at March 31, 2005 and 2004, respectively.

The recorded values approximate fair value at March 31, 2005 and 2004.

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

On September 2, 2003, the Company announced it purchased an equity position of $2.5 million in Lamina Ceramics, Inc. (“Lamina Ceramics”), and entered into a business agreement with Lamina Ceramics to develop and commercialize high-performance, low-temperature co-fired ceramic-on-metal (“LTCC-M”) solutions for advanced electronic systems. Lamina Ceramics is a manufacturer of multilayer ceramic electronic packages, boards, and components using proprietary LTCC-M technology. In fiscal third quarter 2005, the Company wrote down its investment in Lamina Ceramics by $2.4 million. On a fully-diluted basis, the Company’s interest in Lamina Ceramics was less than 10% at March 31, 2005 and 2004.

On December 17, 2003, the Company announced it had acquired The Forest Electric Company (“FELCO”) of Melrose Park, Illinois. FELCO manufactures and sells industry-leading custom magnetic solutions. This $2.4 million acquisition broadens KEMET’s product portfolio, leveraging KEMET’s industry-leading capabilities in quality, delivery, and service to further penetrate customers in the military, aerospace, and industrial market segments. Approximately $2.1 million, not considered material to the Consolidated Balance Sheets, of goodwill was recorded as part of the transaction.

Pro forma information is not presented herein as the acquisitions did not materially impact the Company’s Consolidated Financial Statements.

KENET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)

Note 19:   Property Held for Sale

As a result of moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China, one of the manufacturing facilities located in the U.S. is no longer in use and is held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The carrying value of this facility at March 31, 2005 and 2004 is $2.3 million and is separately presented in the Property held for sale line item on the Consolidated Balance Sheets. For the twelve months ended March 31, 2005, no gains or losses were recognized on this facility as the fair value is believed to approximate carrying value based on an external appraisal. The Company does not anticipate any remediation costs in selling the property. On a quarterly basis, management will review this value for indications of impairment. For the fiscal fourth quarter 2005, KEMET does not believe that there was any such impairment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION
(Registrant)
Date: June 14, 2005	/s/ DAVID E. GABLE
David E. Gable
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2005	/s/ PER-OLOF LOOF
Per-Olof Loof
Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 14, 2005	/s/ DAVID E. GABLE
David E. Gable
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: June 14, 2005	/s/ FRANK G. BRANDENBERG
Frank G. Brandenberg
Chairman and Director
Date: June 14, 2005	/s/ MAUREEN E. GRZELAKOWSKI
Maureen E. Grzelakowski
Director
Date: June 14, 2005	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II
Director
Date: June 14, 2005	/s/ JOSEPH D. SWANN
Joseph D. Swann
Director
Date: June 14, 2005	/s/ CHARLES E. VOLPE
Charles E. Volpe
Director