Form 10-Q
period 2005-06-30
KEMET CORP
filed 2005-08-08
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 2005.

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

(864) 963-6300

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒   Yes  ☐  No

Common Stock Outstanding at: June 30, 2005

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,617,656

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

(Unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,502	$26,898
Short-term investments	60,114	34,992
Accounts receivable, net	61,887	59,228
Inventories:
Raw materials and supplies	46,385	47,534
Work in process	38,357	41,862
Finished goods	40,985	44,539
Total inventories	125,727	133,935
Prepaid expenses and other current assets	10,455	9,571
Deferred income taxes	5,704	5,945
Total current assets	300,389	270,569
Property and equipment, net of accumulated depreciation of $576.3 million and $577.7 million as of June 30, 2005 and March 31, 2005, respectively	278,406	279,626
Property held for sale	2,326	2,326
Investments in U.S. government marketable securities	122,010	157,576
Investments in affiliates	371	682
Goodwill	30,471	30,471
Intangible assets, net	13,261	13,512
Other assets	3,343	3,335
Total assets	$750,577	$758,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$—
Accounts payable, trade	33,395	38,943
Accrued expenses	30,071	34,617
Income taxes payable	10,300	12,430
Total current liabilities	93,766	85,990
Long-term debt	80,000	100,000
Postretirement benefits and other non-current obligations	48,276	48,951
Deferred income taxes	7,592	7,953
Total liabilities	229,634	242,894

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares issued 88,072,391 and 88,023,605 shares at June 30, 2005 and March 31, 2005, respectively	881	880
Additional paid-in capital	318,015	317,728
Retained earnings	223,881	220,846
Accumulated other comprehensive income	4,981	2,669
Treasury stock, at cost (1,454,735 and 1,460,455 shares at June 30, 2005 and March 31, 2005, respectively)	(26,815)	(26,920)
Total stockholders’ equity	520,943	515,203

Total liabilities and stockholders’ equity	$750,577	$758,097

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	Three months ending June 30,
	2005	2004
Net sales	$114,104	$122,383

Operating costs and expenses:
Cost of goods sold	94,990	100,124
Selling, general and administrative	12,226	12,878
Research and development	6,217	6,297
Restructuring charges	8,173	2,550
Total operating costs and expenses	121,606	121,849

Operating income/(loss)	(7,502)	534

Other (income) and expense:
Interest expense	1,668	1,623
Interest income	(1,325)	(1,910)
Other expense	1,064	2,285
Total other expense	1,407	1,998

Loss before income taxes	(8,909)	(1,464)

Income tax expense/(benefit)	(11,944)	387

Net income/(loss)	$3,035	$(1,851)

Net income/(loss) per share:
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)

Weighted-average shares outstanding:
Basic	86,612,454	86,494,650
Diluted	86,660,437	86,494,650

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended June 30,
	2005	2004
Operating activities:
Net income/(loss)	$3,035	$(1,851)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	11,935	17,443
Change in operating assets	3,464	(6,189)
Change in operating liabilities	(12,836)	(18,737)
Tax benefit on stock options exercised	—	69
Net cash provided by/(used in) operating activities	5,598	(9,265)

Investing activities:
Purchases of short-term investments	—	(20,049)
Proceeds from maturity of short-term investments	10,000	91
Additions to property and equipment	(6,424)	(9,435)
Purchases of U.S. government marketable securities	—	(104,071)
Other	38	132
Net cash provided by/(used in) investing activities	3,614	(133,332)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	366	366
Proceeds from exercise of stock options	26	30
Net cash provided by financing activities	392	396

Net increase/(decrease) in cash and cash equivalents	9,604	(142,201)

Cash and cash equivalents at beginning of period	26,898	183,528

Cash and cash equivalents at end of period	$36,502	$41,327

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ending March 31, 2005, Form 10-K.  Net sales and operating results for the three-month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements.  The cumulative effect of adoption, if any, will be measured and recognized in the consolidated statements of operations on the date of adoption.

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

In March 2005, the FASB issued FASB Interpretation No. 47. FASB Interpretation No. 47 clarifies the term “asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations.” This guidance requires an entity to record a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of the fiscal year ending after December 15, 2005, and is not expected to have an impact on the consolidated financial statements of the Company.

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

Had compensation costs for the Company’s three stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s net income/(loss) and income/(loss) per share would have been different from the pro forma amounts indicated below (dollars in thousands except per share data):

		Three Months Ended June 30,
		2005	2004
Net income/(loss)
As reported		$3,035	$(1,851)
Less stock-based compensation expense determined under fair- value-based methods, net of related tax effects		(1,471)	(1,263)
Pro forma net income/(loss)		$1,564	$(3,114)
Income/(loss) per share:
Basic	As reported	$0.04	$(0.02)
	Pro forma	$0.02	$(0.04)

Diluted	As reported	$0.04	$(0.02)
	Pro forma	$0.02	$(0.04)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants issued during the three month period ended June 30, 2005: expected life of 5 years; a risk-free interest rate of 3.63%; expected volatility of 49.1%; dividend yield of 0.0%; and fair value of $3.21.  The weighted-average assumptions for option grants issued during the three month period ended June 30, 2004 include expected life of 5 years; a risk-free interest rate of 0.91%; expected volatility of 54.5%; dividend yield of 0.0%; and fair value of $7.02.

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

The price protection policy protects the value of the distributors’ inventory in the event the Company reduces its published selling price to distributors.  This program allows the distributor to debit the Company for the difference between KEMET’s list price and the lower authorized price for specific parts.  The Company establishes price protection reserves on specific parts residing in distributors’ inventories in the period that the price protection is formally authorized by management.  The distributors also have the right to return to KEMET a certain portion of the purchased inventory, which will not exceed 5% of their overall purchases.  KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets.

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office.  This program allows the distributor to ship its higher-priced inventory and debit the

Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction.  The Company establishes reserves for its SFSD program based primarily on actual inventory levels of certain distributor customers.  The actual inventory levels at these distributors comprise 91% - 95% of the total global distributor inventory.  The remaining 5% to 9% is estimated based on actual distributor inventory and current sales trends.  Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date.  Should the distributors increase inventory levels, the estimate of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount.  However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

The establishment of these reserves is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included in the line item Accounts receivable on the Consolidated Balance Sheets.

The Company provides a limited warranty to its customers that the products meet certain specifications.  The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product.  Warranty costs as a percentage of net sales were less than 1% for the years ending March 31, 2005, 2004, 2003, and for the three months ending June 30, 2005 and 2004.  The Company recognizes warranty costs when identified.

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

Note 2.  Reconciliation of basic income/(loss) per common share

In accordance with FASB Statement No. 128, “Earnings per Share”, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Income/(Loss) Per Share

(Dollars in thousands expect per share data)

	For the three months ended June 30,
	2005			2004
	Income	Shares	Per Share	Loss	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic EPS	$3,035	86,612,454	$0.04	$(1,851)	86,494,650	$(0.02)

Effect of dilutive securities:
Stock options	—	47,983	—	—	—	—
Diluted EPS	$3,035	86,660,437	$0.04	$(1,851)	86,494,650	$(0.02)

The three months ended June 30, 2005, excluded potentially dilutive securities of approximately 4,716,000 and the three months ended June 30, 2004, excluded potentially dilutive securities of approximately 4,304,000, in the computations of diluted income/(loss) per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At June 30, 2005 and March 31, 2005, the Company had outstanding forward exchange contracts that mature within approximately nine months and twelve months, respectively, to purchase Mexican pesos with notional amounts of $46.8 million and $60.9 million, respectively.  The fair values of these contracts totaled $4.9 million and $3.1 million at June 30, 2005 and March 31, 2005, respectively, and are recorded as a derivative asset on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. During the next twelve months, it is estimated that approximately $4.9 million of the gain on these contracts will be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in accumulated other comprehensive income/(loss) (“AOCI/(L)”), net of taxes, of $1.8 million and $(0.5) million for the three-month periods ended June 30, 2005 and 2004, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At June 30, 2005 and March 31, 2005, the Company had no outstanding euro forward exchange contracts.  The changes in fair value of these contracts resulted in accumulated other comprehensive income, net of taxes, of $0.3 million in the quarter ended June 30, 2004.

Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI/(L) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI/(L) to the Consolidated Statements of Operations as Cost of goods sold for forward contracts to purchase Mexican pesos and as Net sales for forward contracts to sell euros. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately as a loss.

The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. In October 2004, this contract was terminated for a $0.1 million gain and was recognized in other income for the fiscal year ended March 31, 2005. The fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $0.7 million at June 30, 2004, and was recorded as a derivative liability on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. The change in fair value of this derivative instrument resulted in other expense of  $2.3 million for the three months ended June 30, 2004.

Note 4. Restructuring and Impairment Charges

On July 2, 2003, KEMET announced the Enhanced Strategic Plan (the “Plan”) which consisted of reorganizing its operations around the world, resulting in the location of virtually all of its production in low cost regions to be completed in mid fiscal year 2006.  This relocation allows KEMET access to key customers, access to key technical resources and knowledge, and access to available low-cost resources.  KEMET estimates it will incur special charges of approximately $39 million over the period of the reorganization related to the movement of manufacturing operations to low-cost facilities in Mexico and China.  As of June 30, 2005, cumulative restructuring costs incurred totaled approximately $34.5 million.  Costs related to this movement of manufacturing operations are shown as manufacturing relocation costs in the chart below.  The Company also announced an additional reduction in workforce during June 2005 which impacted personnel in the United States, Mexico and Europe.  Finally, the Company recorded a charge for the termination of a contract relating to a facility to be shutdown.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the periods ended June 30, 2005 and 2004 is shown below (dollars in thousands):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Personnel Reductions	Manufacturing Relocations	Termination of a Contract	Personnel Reductions	Manufacturing Relocations
Beginning of period	$6,794	$—	$—	$7,177	$—
Costs charged to expense	4,851	2,483	839	—	2,550
Costs paid or settled	(5,132)	(2,483)	—	(600)	(2,550)
End of period	$6,513	$—	$839	$6,577	$—

Manufacturing relocation costs are expensed as actually incurred, therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Personnel reductions – During June 2005, the Company announced a reduction in force effecting 138 people in the U.S., Mexico and Europe.  Accordingly, the Company recognized a charge of $5.2 million.  In addition, the Company reversed $0.3 million related to unused restructuring accruals during the first fiscal quarter ending June 30, 2005.

Manufacturing relocations – During the first fiscal quarters ending June 30, 2005 and 2004, the Company incurred expenses of $2.5 million and $2.6 million, respectively.  These costs are related to the Plan.  All costs are expensed as incurred.

Termination of a contract – The Company recognized a charge for the early termination of a contract during the first fiscal quarter 2006 related to a future plant closure.

Note 5. Other Postretirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company.  The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended June 30,
	2005	2004

Service cost	$152	$310
Interest cost	460	842
Amortization of actuarial loss	(404)	134
Total net periodic benefits costs	$208	$1,286

The Company expects to make no contributions to fund plan assets in fiscal year 2006 as the Company’s policy is to pay benefits as costs are incurred.  The Company estimates its benefits payments in fiscal year 2006 will be approximately $2.1 million.  Management is responsible for determining the cost of benefits for this plan.  Management considered a number of factors, and consulted with an actuarial firm, when determining this cost.

Note 6. Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies.  The debt securities, which consist of U.S. government marketable securities, are classified as held-to-maturity securities, mature in one-month to five years, and are carried at amortized cost.  The effect of amortizing these securities is recorded as interest income.

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

On a periodic basis, the Company reviews the market values of its equity investment classified as available-for-sale securities and the carrying value of its equity investment carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively, as defined in EITF 03-1.   In June 2005, the Company reassessed its available-for-sale investment and determined that its value had declined on an “other than temporary” basis.  Accordingly,  the Company recorded an after-tax adjustment of  $0.6 million.  This adjustment has been included as Other expense on the Consolidated Statement of Operations for the three month period ending June 30, 2005.  The Company will continue to monitor the available-to-sale equity investment for potential future impairments.

A summary of the components and carrying values of investments on the Consolidated Balance Sheets is as follows (dollars in thousands):

	June 30, 2005	March 31, 2005
Short-term investments	$60,114	$34,992
Equity investments:
Available-for-sale	252	563
Cost	119	119
U.S. government marketable securities	122,010	157,576
	$182,495	$193,250

Short-term investments consist primarily of U.S. government securities.  Recorded value approximates fair value at June 30, 2005 and March 31, 2005.

Note 7.  Supply Contracts

The Company has renegotiated the tantalum supply agreement with Cabot Corporation that extends through calendar year 2006.  A reconciliation of the beginning and ending balance included in the liabilities section of the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Three months ended June 30, 2005	Twelve months ended March 31, 2005
Beginning of period	$5,483	$24,275
Liability reduction	—	(11,767)
Costs paid or settled	(1,320)	(7,025)
End of period	$4,163	$5,483

During fiscal year 2005, the Company decreased its liability and recognized a gain of $11.8 million based on an amendment to the Cabot Corporation tantalum supply agreement.  As of June 30, 2005, the remaining purchase commitments for this contract are $6.1 million for calendar year 2005 and $11.6 million for calendar year 2006.

Note 8.  Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three months ended June 30, 2005 and 2004 include the following components (dollars in thousands):

	Three Months Ended
	2005	2004
Net income/(loss)	$3,035	$(1,851)
Other comprehensive income/(loss), net of tax:
Currency forward contract gains/(losses)	1,820	(167)
Unrealized securities gains/(losses)	477	(76)
Currency translation gain	15	114
Total other comprehensive income/(loss)	$5,347	$(1,980)

The components of Accumulated other comprehensive income on the Consolidated Balance Sheets are as follows (dollars in thousands):

	June 30, 2005	March 31, 2005
Currency forward contract gains, net of tax	$4,838	$3,018
Unrealized securities losses, net of tax	—	(477)
Currency translation gains	143	128
Total accumulated other comprehensive income	$4,981	$2,669

Note 9.  Goodwill and Intangible Assets

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

In connection with the adoption of SFAS No. 142, the Company completed impairment tests of its goodwill and other identifiable intangible assets including indefinite-lived trademarks. No impairment of goodwill or intangible assets was noted.

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

KEMET performs its impairment test during the first quarter of each fiscal year and when otherwise warranted. KEMET performed this impairment test in the quarters ended June 30, 2005 and 2004 and concluded no goodwill impairment existed.

The following chart highlights the Company’s goodwill and intangible assets (dollars in thousands):

	June 30, 2005		March 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized Intangibles:
Goodwill	$30,471	$—	$30,471	$—
Trademarks	7,181	—	7,181	—
Unamortized intangibles	37,652	—	37,652	—
Amortized Intangibles:
Patents and technology – 5-25 Years	14,655	8,775	14,655	8,549
Other – 8-10 Years	914	714	914	689
Amortized intangibles	15,569	9,489	15,569	9,238
Total goodwill and intangibles	$53,221	$9,489	$53,221	$9,238

The expected amortization expense for the fiscal years ending March 31, 2006, 2007, 2008, 2009, and 2010 is $1,005, $974, $943, $588, and $475 respectively.

Note 10.  Income Taxes

During the quarter ending June 30, 2005, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003.  This finalization resulted in the receipt of $9.8 million during the June 2005 quarter, and the resultant release of $12.1 million tax benefit not previously recognized.

Note 11.  Segment Information

Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company has only one reporting segment, which is passive components.  These passive components consists primarily of two product lines based on method of attachment: surface mount and leaded.  Net sales by product line are presented below (dollars in thousands):

	Three months ended June 30,
	2005	2004
Surface mount	$93,934	$98,399
Leaded	20,170	23,984
Net sales	$114,104	$122,383

Note 12.  Concentrations of Risks

Sales and Credit Risk

The Company sells to customers located throughout the United States and the world.  Credit evaluations of its customers’ financial conditions are performed periodically, and the Company generally does not require collateral from its customers.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 52%, 51% and 43% of the Company’s net sales in fiscal years 2005, 2004, and 2003, respectively.   For the three months ended June 30, 2005 and 2004, sales to electronics distributors accounted for approximately 56% of the Company’s net sales.  As a result of the Company’s concentration of sales to electronics distributors the Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At June 30, 2005 and March 31, 2005, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Employees

As of June 30, 2005, KEMET had approximately 8,400 employees, of whom approximately 1,100 were located in the United States, approximately 6,500 were located in Mexico, approximately 600 were located in China, and the remainder were primarily located in the Company’s non-U.S. sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 4,600 hourly employees in Mexico represented by labor unions.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

Note 13.  Property Held for Sale

As a result of moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China, one of the manufacturing facilities located in the U.S. is no longer in use and is held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The carrying value of this facility at June 30, 2005 is $2.3 million and is separately presented in the Property held for sale line on the Consolidated Balance Sheets.  For the three months ended June 30, 2005, no gains or losses were recognized on this facility as the fair value is believed to approximate carrying value based on an external appraisal.  On a quarterly basis, management has reviewed this valuation for indications of impairment.

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

From time to time, information provided by the Company, including but not limited to statements in this report or other statements made by or on behalf of the Company, may contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  Such statements involve a number of risks and uncertainties.  The Company’s actual results could differ materially from those discussed in the forward-looking statements.  The cautionary statements set forth in the Company’s 2005 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the Company’s unaudited consolidated financial statements included herein. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in KEMET’s annual report on Form 10-K for the year ended March 31, 2005. The Company’s critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of KEMET’s annual report on Form 10-K for the year ended March 31, 2005.

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

Overview

KEMET is a leading manufacturer of tantalum, multilayer ceramic, and solid aluminum capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

The Company’s business strategy is to generate revenues by being the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. The Company reaches these customers through a direct sales force, as well as a limited number of manufacturing representatives, that call on customer locations around the world.

The Company manufactures capacitors in the United States, Mexico, and China.  Substantially all of the manufacturing in the United States is being relocated (see “Enhanced Strategic Plan”) to the Company’s lower-cost manufacturing facilities in Mexico and China. Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

To execute the Plan, KEMET is in the process of reorganizing its operations around the world. Over the next three months, the remaining U.S. KEMET production facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET estimates it will incur special charges of approximately $39 million (of which $34.5 million had been spent through June 30, 2005) over the period of the reorganization related to movement of manufacturing operations.

KEMET’s Global Presence

KEMET in the United States

KEMET’s corporate headquarters are expected to remain in Greenville, South Carolina, though individual functions will continue to evolve to support global activities in Asia, Europe, and North America, either from Greenville, South Carolina or through locations in appropriate parts of the world.

Substantially all manufacturing currently in the United States will continue to be relocated to the Company’s lower-cost manufacturing facilities in Mexico and China. Production that remains in the U.S. is expected to focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

To accelerate the pace of innovations, the KEMET Innovation Center was created. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that is expected to keep the Company at the forefront of its customers’ product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center is located in Greenville, South Carolina.

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

KEMET in Europe

KEMET will maintain and enhance its strong European sales force, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

Global Sales and Logistics

In recent years, it has become more complex to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities more globally. The growth of the electronics manufacturing services (EMS) industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. The most successful business models in the electronics industry are based on tightly integrated supply chain logistics to drive down costs. KEMET’s well-developed global logistics infrastructure distinguishes it in the marketplace and will remain a hallmark of KEMET in meeting the needs of its global customers.

Employees

As of June 30, 2005, KEMET had approximately 8,400 employees, of whom approximately 1,100 were located in the United States, approximately 6,500 were located in Mexico, approximately 600 were located in China, and the remainder were primarily located in the Company’s non-U.S. sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 4,600 hourly employees in Mexico represented by labor unions.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

RESULTS OF OPERATIONS

Recent Trend in Average Selling Prices

Average selling prices for the June 2005 quarter adjusted for changes in product mix, decreased by 3.4% as compared to average selling prices for the March 2005 quarter.

Comparison of the Three-Month Period Ended June 30, 2005, with the Three-Month Period Ended June 30, 2004

Net Sales

Net sales for the three months ended June 30, 2005, decreased 6.8% to $114.1 million as compared to the same period last year.  The decrease in net sales was attributable to lower unit prices.  Unit volumes in the three-month period ended June 30, 2005 increased 15.3% as compared to the same period last year.  Mix-adjusted average selling prices for the June 2005 quarter decreased approximately 18.2% compared to average selling prices for the June 2004 quarter.

Net sales of surface-mount capacitors were 82.3% of net sales or $93.9 million for the three months ended June 30, 2005, compared to 80.4% of net sales or $98.4 million for the same period last year. Net sales of leaded capacitors were 17.7% of net sales or $20.2 million for the three months ended June 30, 2005, versus 19.6% of net sales or $24.0 million during the same period last year.

By region, 44% of net sales for the three months ended June 30, 2005 were to customers in North America, 36% were to Asia, and 20% were to Europe.  By region, 46% of net sales for the three months ended June 30, 2004 were to customers in North America, 31% were to Asia, and 23% were to Europe.

By channel, 56% of net sales for the three months ended June 30, 2005 were to distribution customers, 24% were to Electronic Manufacturing Services customers, and 20% were to Original Equipment Manufacturing customers.  By channel, 56% of net sales for the three months ended June 30, 2004 were to distribution customers, 23% were to Electronic Manufacturing Services customers, and 21% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended June 30, 2005, was $95.0 million, or 83.2% of net sales, as compared to $100.1 million, or 81.8% of net sales, for the same period last year The decline in average selling prices resulted in the increase in cost of sales as a percentage of net sales.  Partially offsetting the average selling prices decrease was the reduction in depreciation expense due to the asset impairment taken at March 31, 2005.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) for the three months ended June 30, 2005, were $12.2 million, or 10.7% of net sales, as compared to $12.9 million, or 10.5% of net sales for the same period last year. While total SG&A dollars decreased on a comparative basis, SG&A increased as a percent of net sales largely as the result of lower net sales in the current quarter compared to the same quarter in the prior fiscal year.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2005, were $6.2 million, or 5.4% of net sales, as compared to $6.3 million, or 5.1% of net sales for the same period last year. The Company continues to be committed in the development of new products and technologies, such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

Special Charges

The Company reports a measure entitled Special Charges.  These charges are considered items outside of normal operations, and it is the intent of KEMET to provide more information to explain the operating results.  Since some of the items are not considered restructuring charges as defined by U.S. generally accepted accounting principles, the Company has provided the breakout of U.S. generally accepted accounting principles restructuring charges and those other charges and adjustments separately.

A summary of the special charges recognized in the quarters ended June 30, 2005 and 2004 is as follows (in millions):

	Three months ended June 30,
	2005	2004
Manufacturing relocation costs	$2.5	$2.6
Employee termination costs	5.2	—
Termination of contract	0.8	—
Reversal of previously recorded restructuring accrual	(0.3)	—
Restructuring charges (1)	8.2	2.6

Writedown of an investment in unconsolidated subsidiary (2)	0.6	—
Tax benefit not previously recognized (3)	(12.1)	—

Special charges/(benefits), net	$(3.3)	$2.6

(1) -	Restructuring charges - These costs are included as a separate line item on the Consolidated Statements of Operations.

(2) -	Writedown of an investment in unconsolidated subsidiary - These costs are included in Other expense on the Consolidated Statement of Operations.

(3) -	Tax benefit not previously recognized - This benefit is included in Income tax expense/(benefit) on the Consolidated Statement of Operations.

Manufacturing relocation costs – The costs in this item relates to the aforementioned Enhanced Strategic Plan.  During the three month period ending June 30, 2005, the Company incurred costs of $2.5 million, which has been recorded as restructuring costs.  As of June 30, 2005, cumulative restructuring costs incurred as a result of manufacturing relocation and employee termination totaled approximately $34.5 million.  The remaining unspent amount should be utilized primarily in the next three months.  During the quarter ended June 20, 2004, the Company incurred $2.6 million relating to manufacturing relocations.

Employee termination costs -  In June 2005, the Company recognized a reduction in workforce in which 138 employees were terminated.  The employees were located in the U.S., Mexico, and Europe.  Accordingly, the Company recognized a charge of $5.2 million to account for the severance costs.

Termination of a contract – In June 2005, the Company recognized a liability for a contract termination.  The contract is being terminated due to operations being relocated to other geographies.

Reversal of previous recorded restructuring accrual – During the quarter ending June 30, 2005,  a portion of the restructuring charge recorded in March 2005 was deemed unnecessary due to the former Chief Executive Officer obtaining a position with another company.  Accordingly, the Company reversed the unused remaining accrual as an element of the current quarter’s restructuring charge.

Write-down of investment in unconsolidated subsidiary – During the first fiscal quarter 2006, the Company determined that the value of its investment in an unconsolidated subsidiary (Tantalum Australia NL) had decreased, and the decrease was deemed other-than-temporary.  Therefore, the Company recorded a charge of $0.6 million, net of tax.

Tax benefit not previously recognized – During the first fiscal quarter 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003.  This finalization in the receipt of $9.8 million during the June 2005 quarter, and the resultant release of $12.1 million tax benefit not previously recognized.

Operating Income/(Loss)

Operating loss for the three months ended June 30, 2005, was $7.5 million, compared to an operating income of $0.5 million for the quarter ended June 30, 2004. The decrease in earnings was primarily due to higher restructuring costs in the current quarter as well as the impact of lower average selling prices.

Other Income and Expense

Interest income was lower in the three months ended June 30, 2005 versus the comparable period in the prior year primarily due to the Company’s lower investments in the first fiscal quarter 2006 versus the corresponding quarter.

Other expense was lower in the three months ended June 30, 2005 versus the comparable period due to losses of $2.3 million in the three month period ending June 30, 2004 relating to the change in fair value of interest rate swaps.  During the current fiscal quarter, $0.8 million in other expense related to the other-than-temporary decline in the fair value of the available-to-sale investment noted above.

Income Taxes

The income tax benefit totalled $11.9 million for the three months ended June 30, 2005, compared to an income tax expense of $0.4 million for the three months ended June 30, 2004. The tax benefit relates to the release of $12.1 million in tax benefits not previously recognized.  This recognition of tax benefit was made during the three months ending June 30, 2005, due to the finalization of the Internal Revenue Service review relating to fiscal years 1997 through 2003.  As of June 30, 2005, $9.8 million of expected U.S. Federal income tax refunds have been received as a result of the concluded review.

Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate, based on certain estimates and assumptions and sufficient future taxable income to utilize its deferred tax benefits.  If these estimates and related assumptions change in the future, the Company may be required to increase the value of the net deferred tax liability, resulting in additional income tax expense.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy its liquidity requirements primarily with cash and cash equivalents provided by operations and the sale of short-term investments.

The Company increased its cash and cash equivalents by $9.6 million during the three months ended June 30, 2005.  Cash was generated from operations, from finance activities, and from investing activities.  Each of these is discussed below:

Cash from Operating Activities

Cash flows from operating activities for the three months ended June 30, 2005, generated $5.6 million compared to an usage of $(9.3) million in the prior year. The increase in cash from operating activities in the current period was primarily a result of cash received from a federal tax refund and related interest of $10.4 million and a $4.4 million reduction in inventory offset by decreases in accounts payable and accrued liabilities.

Cash from Investing Activities

Cash flows from investing activities for the three months ended June 30, 2005, generated $3.6 million compared to an usage of $133.3 million in the prior year. In the three months ended June 30, 2005, $10 million of short-term investments matured and were converted into cash and cash equivalents which was offset by capital expenditures of $6.4 million.  In the three month period ended June 30, 2004, the uses of cash including the purchases of $104.1 million of long-term investments, purchases of $20.0 million of short-term investments, and capital expenditures of $9.4 million.

The Company currently estimates its capital expenditures for fiscal year 2006 to be approximately $25 million.

Cash from Financing Activities

Cash flows from financing activities for the three months ended June 30, 2005 and 2004, generated $0.4 million, respectively.  In both periods, cash generated resulted primarily from stock options being exercised during the three month periods.

During the three months ended June 30, 2005, the Company’s indebtedness did not change. The Company was in compliance with the covenants under its $100 million long-term debt as of the most recent reporting period.  In May 2006, a principal payment of $20 million will be due and is therefore presented as the Current portion of long-term debt on the Consolidated Balance Sheet at June 30, 2005.

KEMET believes its financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds and cash on hand.

Commitments

As of June 30, 2005, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see Note 10 to the consolidated financial statements), and debt, including interest payments, as follows (dollars in thousands):

	Fiscal years ending March 31,
	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$2,498	$2,392	$1,856	$1,136	$612	$1,866	$10,360
Tantalum supply agreement	8,800	8,800	—	—	—	—	17,600
Debt	—	20,000	20,000	20,000	20,000	20,000	100,000
Interest payments	3,330	5,994	4,662	3,330	1,998	666	19,980
	$14,628	$37,186	$26,518	$24,466	$22,610	$22,532	$147,940

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements.  The cumulative effect of adoption, if any, will be measured and recognized in the consolidated statements of operations on the date of adoption.

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

In March 2005, the FASB issued FASB Interpretation No. 47. FASB Interpretation No. 47 clarifies the term “asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations.” This guidance requires an entity to record a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of the fiscal year ending after December 15, 2005, and is not expected to have an impact on the consolidated financial statements of the Company.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ending March 31, 2005, Form 10-K, Part II, Item 7 A, is still applicable and updated through June 30, 2005 (see Note 3 to the consolidated financial statements).

ITEM 4. Controls and Procedures

(a). The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, which is the end of the period covered by this report.

(b). During the first quarter of fiscal year 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Other than as reported in the Company’s fiscal year ending March 31, 2005, Form 10-K under the caption “Item 3.  Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.  The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with any certainty.  However, in the opinion of management, based on its examination of these matters and its experience to date, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Company’s Consolidated Balance Sheets and expected insurance proceeds, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 20, 2005.

Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees for directors as listed in the definitive proxy statement of the Company dated June 20, 2005.  The nominees were elected.

Briefly describe below is each matter voted upon at the Annual Meeting of Stockholders.

(i)                                     Election of three Directors of the Company:

(a)          The Proxy nominees for director as listed in the proxy statement were elected to serve three-year terms with the following vote:

Nominees	In Favor	Withheld
Frank G. Brandenberg	76,270,908	2,044,709
E. Erwin Maddrey II	76,140,649	2,174,968

(b)         The Proxy nominee for director as listed in the proxy statement was elected to serve a two-year term with the following vote:

Nominee	In Favor	Withheld
Maureen E. Grzelakowski	76,274,794	2,040,823

(ii)                                  The ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending March 31, 2006:

In Favor	Against	Abstain
77,447,666	806,648	61,303

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

Date: August 8, 2005

KEMET Corporation

/S/ David E. Gable
David E. Gable
Senior Vice President and Chief Financial Officer