Form 10-Q
period 2005-09-30
KEMET CORP
filed 2005-11-09
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 2005.

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒   Yes  ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   ☐  Yes  ☒  No

Common Stock Outstanding at: September 30, 2005

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,696,059

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

(Unaudited)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,135	$26,898
Short-term investments	55,077	34,992
Accounts receivable, net	67,351	59,228
Inventories:
Raw materials and supplies	47,424	47,534
Work in process	40,086	41,862
Finished goods	36,478	44,539
Total inventories	123,988	133,935
Prepaid expenses and other current assets	12,286	9,571
Deferred income taxes	5,107	5,945
Total current assets	299,944	270,569
Property and equipment, net of accumulated depreciation of $604.7 million and $577.7 million as of September 30, 2005 and March 31, 2005, respectively	275,252	279,626
Property held for sale	4,676	2,326
Investments in U.S. government marketable securities	121,751	157,576
Investments in affiliates	590	682
Goodwill	30,471	30,471
Intangible assets, net	13,009	13,512
Other assets	3,383	3,335
Total assets	$749,076	$758,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$—
Accounts payable, trade	36,370	38,943
Accrued expenses	28,909	34,617
Income taxes payable	10,424	12,430
Total current liabilities	95,703	85,990
Long-term debt	80,000	100,000
Postretirement benefits and other non-current obligations	47,254	48,951
Deferred income taxes	7,174	7,953
Total liabilities	230,131	242,894

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares issued 88,083,734 and 88,023,605 shares at September 30, 2005 and March 31, 2005, respectively	881	880
Additional paid-in capital	317,244	317,728
Retained earnings	221,971	220,846
Accumulated other comprehensive income/(loss)	4,428	2,669
Treasury stock, at cost (1,387,675 and 1,460,455 shares at September 30, 2005 and March 31, 2005, respectively)	(25,579)	(26,920)
Total stockholders’ equity	518,945	515,203

Total liabilities and stockholders’ equity	$749,076	$758,097

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	Three months ending		Six months ending
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$116,608	$106,022	$230,712	$228,405

Operating costs and expenses:
Cost of goods sold	97,463	102,773	192,453	202,896
(Gain)/loss on long-term supply contract	—	(11,139)	—	(11,139)
Selling, general and administrative	12,067	13,062	24,293	25,500
Research and development	6,008	6,637	12,225	13,375
Pension settlement charges	—	218	—	218
Restructuring charges	3,154	1,649	11,327	4,199
Total operating costs and expenses	118,692	113,200	240,298	235,049

Operating income/(loss)	(2,084)	(7,178)	(9,586)	(6,644)

Other (income)/expense:
Interest expense	1,639	1,579	3,307	3,202
Interest income	(1,402)	(1,455)	(2,727)	(3,365)
Other (income)/expense	(57)	11	1,007	2,296
Total other (income)/expense	180	135	1,587	2,133

Income/(loss) before income taxes	(2,264)	(7,313)	(11,173)	(8,777)

Income tax (benefit)/expense	(354)	152	(12,298)	539

Net income/(loss)	$(1,910)	$(7,465)	$1,125	$(9,316)

Net income/(loss) per share:
Basic	$(0.02)	$(0.09)	$0.01	$(0.11)
Diluted	$(0.02)	$(0.09)	$0.01	$(0.11)

Weighted-average shares outstanding:
Basic	86,653,831	86,506,738	86,633,143	86,500,694
Diluted	86,653,831	86,506,738	86,696,023	86,500,694

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six months ended September 30,
	2005	2004
Operating activities:
Net income/(loss)	$1,125	$(9,316)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	20,584	22,372
Change in operating assets	(3,706)	(10,427)
Change in operating liabilities	(11,561)	(19,928)
Tax income/(expense) on stock options exercised	—	(212)
Net cash provided by/(used in) operating activities	6,442	(17,511)

Investing activities:
Purchases of short-term investments	—	(20,050)
Proceeds from maturity of short-term investments	5,000	91
Additions to property and equipment	(13,701)	(16,772)
Purchases of U.S. government marketable securities	—	(104,071)
Proceeds from maturity of long-term investments	10,000	5,000
Other	637	173
Net cash provided by/(used) in investing activities	1,936	(135,629)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	450	501
Proceeds from exercise of stock options	409	30
Net cash provided by/(used in) financing activities	859	531

Net increase/(decrease) in cash and cash equivalents	9,237	(152,609)

Cash and cash equivalents at beginning of period	26,898	183,528

Cash and cash equivalents at end of period	$36,135	$30,919

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ending March 31, 2005, Form 10-K.  Net sales and operating results for the six-month period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  This statement replaces APB Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  In addition, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 is effective for all fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  The Company has elected the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which provide pro forma disclosure of earnings as if stock compensation were recognized on a fair-value basis.

Had compensation costs for the Company’s three stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s net income/(loss) and income/(loss) per share would have been different from the pro forma amounts indicated below (dollars in thousands except per share data):

		Three Months Ended		Six Months Ended
		September 30,		September 30,
		2005	2004	2005	2004
Net income/(loss)
As reported		$(1,910)	$(7,465)	$1,125	$(9,316)
Less stock-based compensation expense determined under fair-value-based methods, net of related tax effects		(1,529)	(1,249)	(2,679)	(2,499)
Pro forma net income/(loss)		$(3,439)	$(8,714)	$(1,554)	$(11,815)
Income/(loss) per share:
Basic	As reported	$(0.02)	$(0.09)	$0.01	$(0.11)
	Pro forma	$(0.04)	$(0.10)	$(0.02)	$(0.14)

Diluted	As reported	$(0.02)	$(0.09)	$0.01	$(0.11)
	Pro forma	$(0.04)	$(0.10)	$(0.02)	$(0.14)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants issued during the three and six month periods ended September 30, 2005: expected life of 5 years; a risk-free interest rate of 3.63%; expected volatility of 49.1%; dividend yield of 0.0%; and fair value of $3.21.  The weighted-average assumptions for option grants issued during the three and six month periods ended September 30, 2004 include expected life of 5 years; a risk-free interest rate of 0.91%; expected volatility of 54.5%; dividend yield of 0.0%; and fair value of $7.02.

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

The price protection policy protects the value of the distributors’ inventory in the event the Company reduces its published selling price to distributors.  This program allows the distributor to debit the Company for the difference between KEMET’s list price and the lower authorized price for specific parts.  The Company establishes price protection reserves on specific parts residing in distributors’ inventories in the period that the price protection is formally authorized by management.  The distributors also have the right to return to KEMET a certain portion of the purchased inventory, which, in general, will not exceed 5% of their rolling twelve month purchases.  KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets.

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

The Company provides a limited warranty to its customers that the products meet certain specifications.  The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product.  Warranty costs as a percentage of net sales were less than 1% for the years ending March 31, 2005, 2004, 2003, and for the three and six months ending September 30, 2005 and 2004.  The Company recognizes warranty costs when identified.

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

Computation of Basic and Diluted Income/(Loss) Per Share

(Dollars in thousands expect per share data)

	For the three months ended September 30,
	2005			2004
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic EPS	$(1,910)	86,653,831	$(0.02)	$(7,465)	86,506,738	$(0.09)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Diluted EPS	$(1,910)	86,653,831	$(0.02)	$(7,465)	86,506,738	$(0.09)

	For the six months ended September 30,
	2005			2004
	Income	Shares	Per Share	Loss	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic EPS	$1,125	86,633,143	$0.01	$(9,316)	86,500,694	$(0.11)

Effect of dilutive securities:
Stock options	—	62,880	—	—	—	—
Diluted EPS	$1,125	86,696,023	$0.01	$(9,316)	86,500,694	$(0.11)

The three months ended September 30, 2005, excluded potentially dilutive securities of approximately 3,387,500 because the effect would have been anti-dilutive.  The three and six months ended September 30, 2004, excluded potentially dilutive securities of approximately 4,311,370 and 4,311,797, respectively, in the computations of diluted income/(loss) per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At September 30, 2005 and March 31, 2005, the Company had outstanding forward exchange contracts that mature within approximately six months and twelve months, respectively, to purchase Mexican pesos with notional amounts of $30.8 million and $60.9 million, respectively.  The fair values of these contracts totaled $3.6 million and $3.1 million at September 30, 2005 and March 31, 2005, respectively, and are recorded as a derivative asset on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. During the next twelve months, it is estimated that approximately $3.6 million of the gain on these contracts will be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in accumulated other comprehensive income/(loss) (“AOCI/(L)”), net of taxes, of $(1.3) million and $0.5 million for the three and six month periods ended September 30, 2005, respectively.  The impact of the changes in fair values of these contracts resulted in AOCI/(L), net of taxes, of $1.2 million and $0.7 million for the three and six month periods ended September 30, 2004, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At September 30, 2005 and March 31, 2005, the Company had no outstanding euro forward exchange contracts.  The changes in fair value of these contracts resulted in AOCI/(L), net of taxes, of $(0.1) million and $0.3 million for the three and six month periods ended September, 30, 2004. respectively.

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

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. In October 2004, this contract was terminated for a $0.1 million gain and was recognized in other income for the fiscal year ended March 31, 2005. The fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $0.5 million at September 30, 2004, and was recorded as a derivative liability on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. The change in fair value of this derivative instrument resulted in other income/(expense) of $1.1 million and $(1.2) million for the three and six month periods ended September 30, 2004, respectively.

Note 4. Restructuring charges

In July 2003, KEMET announced the Enhanced Strategic Plan (the “Plan”) which consisted of reorganizing its operations around the world, resulting in the location of virtually all of its production in low cost regions to be completed in mid fiscal year 2006.  This relocation allows KEMET access to key customers, access to key technical resources and knowledge, and access to available low-cost resources.  KEMET estimates it will incur special charges of approximately $42 million ($39 million disclosed in previous filings) over the period of the reorganization related to the movement of manufacturing operations to low-cost facilities in Mexico and China.  As of September 30, 2005, cumulative restructuring costs incurred totaled approximately $39.6 million.  Costs related to this movement of manufacturing operations are shown as manufacturing relocations in the chart below.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the periods ended September 30, 2005 and 2004 is shown below (dollars in thousands):

	Three months ended September 30, 2005			Three months ended September 30, 2004
	Personnel	Manufacturing	Termination	Personnel	Manufacturing
	Reductions	Relocations	of a Contract	Reductions	Relocations
Beginning of period	$6,513	$—	$839	$6,577	$—
Costs charged to expense	—	3,154	—	—	1,649
Costs paid or settled	(2,722)	(3,154)	(16)	(535)	(1,649)
End of period	$3,791	$—	$823	$6,042	$—

	Six months ended September 30, 2005			Six months ended September 30, 2004
	Personnel	Manufacturing	Termination	Personnel	Manufacturing
	Reductions	Relocations	of a Contract	Reductions	Relocations
Beginning of period	$6,794	$—	$—	$7,177	$—
Costs charged to expense	4,851	5,637	839	—	4,199
Costs paid or settled	(7,854)	(5,637)	(16)	(1,135)	(4,199)
End of period	$3,791	$—	$823	$6,042	$—

Manufacturing relocation costs are expensed as actually incurred, therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Personnel reductions – During June 2005, the Company announced a reduction in force effecting 138 people in the U.S., Mexico and Europe.  In conjunction with this announcement, the Company recognized a charge of $5.2 million during the quarter ending June 30, 2005.  In addition, the Company reversed $0.3 million related to unused restructuring accruals during the quarter ending June 30, 2005.

Manufacturing relocations – During the first six months ending September 30, 2005 and 2004, the Company incurred expenses of $5.6 million and $4.2 million, respectively.  These costs are related to the Plan.  All costs are expensed as incurred.

Termination of a contract – The Company recognized a charge of $0.8 million for the early termination of a contract during the first quarter ending June 30, 2006 related to a future plant closure.

Note 5. Other Postretirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company.  The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$152	$222	$304	$532
Interest cost	460	740	920	1,582
Amortization of actuarial (gain)/loss	(404)	45	(808)	179
Total net periodic benefits costs	$208	$1,007	$416	$2,293

The Company expects to make no contributions to fund plan assets in fiscal year 2006 as the Company’s policy is to pay benefits as costs are incurred.  However, the Company estimates its benefits payments in fiscal year 2006 will be approximately $2.1 million.  Management is responsible for determining the cost of benefits for this plan.  Management considered a number of factors, and consulted with an actuarial firm, when determining this cost.

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

On a periodic basis, the Company reviews the market values of its equity investment classified as available-for-sale securities and the carrying value of its equity investment carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively, as defined in EITF 03-1.   In June 2005, the Company reassessed its available-for-sale investment and determined that its value had declined on an “other than temporary” basis.  Accordingly, the Company recorded an after-tax adjustment of $0.6 million, which was included as Other(income)/ expense on the Consolidated Statement of Operations for the six month period ending September 30, 2005.  In September 2005, the Company evaluated its available-for-sale investment and determined that a further “other-than-temporary” decline did not exist.  The Company will continue to monitor the available-for-sale equity investment for potential future impairments.

A summary of the components and carrying values of investments on the Consolidated Balance Sheets is as follows (dollars in thousands):

	September 30, 2005	March 31, 2005
Short-term investments	$55,077	$34,992
Equity investments:
Available-for-sale	471	563
Cost	119	119
U.S. government marketable securities	121,751	157,576
	$177,418	$193,250

Short-term investments consist primarily of U.S. government securities.  Recorded value approximates fair value at September 30, 2005 and March 31, 2005.

Note 7.  Supply Contracts

The Company has renegotiated the tantalum supply agreement with Cabot Corporation that extends through calendar year 2006.  A reconciliation of the beginning and ending balance included in the liabilities section of the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Six months ended	Twelve months ended
	September 30, 2005	March 31, 2005
Beginning of period	$5,483	$24,275
Liability reduction	—	(11,767)
Costs paid or settled	(2,563)	(7,025)
End of period	$2,920	$5,483

During fiscal year 2005, the Company decreased its liability and recognized a gain of $11.8 million based on an amendment to the Cabot Corporation tantalum supply agreement.  As of September 30, 2005, the remaining purchase commitments for this contract are $0.8 million for calendar year 2005 and $11.6 million for calendar year 2006.

Note 8.  Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three and six months ended September 30, 2005 and 2004 include the following components (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income/(loss)	$(1,910)	$(7,465)	$1,125	$(9,316)
Other comprehensive income/(loss), net of tax:
Currency forward contract gain/(loss)	(1,336)	1,037	484	870
Unrealized securities gain/(loss)	217	914	694	838
Currency translation gain/(loss)	565	28	581	142
Total other comprehensive income/(loss)	$(2,464)	$(5,486)	$2,884	$(7,466)

The components of Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets are as follows (dollars in thousands):

	September 30, 2005	March 31, 2005
Currency forward contract gain/(loss), net of tax	$3,502	$3,018
Unrealized securities gain/(loss), net of tax	217	(477)
Currency translation gain/(loss)	709	128
Total accumulated other comprehensive income/(loss)	$4,428	$2,669

Note 9.  Goodwill and Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. In addition, any unamortized negative goodwill must be written off at the date of adoption. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective April 1, 2002.

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

The Company performs the impairment test on the goodwill of The Forest Electric Company (“FELCO”) subsidiary on an annual basis in the third fiscal quarter or from time to time when necessary.  At March 31, 2005, there was no impairment of the FELCO goodwill.

The following chart highlights the Company’s goodwill and intangible assets (dollars in thousands):

The expected amortization expense for the fiscal years ending March 31, 2006, 2007, 2008, 2009, and 2010 is $1,005, $974, $943, $588, and $475, respectively.

	September 30, 2005		March 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized intangibles:
Goodwill	$30,471	$—	$30,471	$—
Trademarks	7,181	—	7,181	—
Unamortized intangibles	37,652	—	37,652	—
Amortized intangibles:
Patents and technology – 5-25 Years	14,655	9,001	14,655	8,549
Other – 8-10 Years	914	740	914	689
Amortized intangibles	15,569	9,741	15,569	9,238
Total goodwill and intangibles	$53,221	$9,741	$53,221	$9,238

Note 10.  Income Taxes

During the quarter ending September 30, 2005, the Mexican subsidiary received a ruling from the Hacienda (Mexican tax authority) related to an advance pricing agreement rate for fiscal years 2000 through 2002.  This ruling resulted in the reversal of $0.7 million in tax contingencies not previously recognized.

During the six months ended September 30, 2005, the Company recognized a tax benefit based on the reversal of $12.1 million relating to the finalization of an Internal Revenue Service examination for the fiscal years 1997 through 2003.

Note 11.  Segment Information

Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company has only one reporting segment, which is passive components.  These passive components consists primarily of two product lines based on method of attachment: surface mount and leaded.  Net sales by product line are presented below (dollars in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Surface mount	$97,508	$86,492	$191,442	$185,726
Leaded	19,100	19,530	39,270	42,679
Net sales	$116,608	$106,022	$230,712	$228,405

Note 12.  Concentrations of Risks

Sales and Credit Risk

The Company sells to customers located throughout the United States and the world.  Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  In October 2005, a customer of the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the filing, the Company had open trade receivables due from the customer of $0.9 million.  Accordingly, the Company has provided a allowance for doubtful accounts of $0.3 million to account for any potential write-off of the open trade receivables.  The Company will continue to monitor the situation during subsequent quarters to determine if additional amounts will be deemed to be uncollectible.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 52%, 51% and 43% of the Company’s net sales in fiscal years 2005, 2004, and 2003, respectively.   For the six months ended September 30, 2005, sales to electronics distributors accounted for approximately 56% of the Company’s net sales.  For the six months ended September 30, 2004, sales to electronics distributors accounted for approximately 53% of the Company’s net sales.  As a result of the Company’s concentration of sales to electronics distributors, Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At September 30, 2005 and March 31, 2005, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Employees

As of September 30, 2005, KEMET had approximately 8,600 employees, of whom approximately 1,100 were located in the United States, approximately 6,600 were located in Mexico, approximately 800 were located in China, and the remainder were primarily located in the Company’s non-U.S. sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 4,700 hourly employees in Mexico represented by labor unions.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

Note 13.  Property Held for Sale

As a result of moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China, two of the manufacturing facilities located in the U.S. are no longer in use and are held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  One manufacturing facility was placed for sale in fiscal year 2005 while the second manufacturing facility was placed for sale during the second quarter ending September 30, 2005.  The carrying value of these facilities at September 30, 2005 is $4.7 million and is separately presented in the Property held for sale line on the Consolidated Balance Sheets.  For the six months ended September 30, 2005, no gains or losses were recognized on these facilities as their fair value is believed to approximate carrying value based on an external appraisal.  On a quarterly basis, management has reviewed these valuations for indications of impairment.  A third facility has been placed for sale in the third quarter ending December 31, 2005.  The fair value of this facility is expected to approximate the carrying value.

Note 14.  Subsequent Events

In October 2005, the Company announced that it was in advanced negotiations with EPCOS AG with respect to acquiring the Tantalum Capacitor Business Unit of EPCOS.  The potential transaction is subject to completion of definitive documentation, as well as completion of due diligence procedures.  If final terms are reached, KEMET expects the transaction will be completed in the first quarter of calendar year 2006.

In October 2005, a customer of the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the filing, the Company had open trade receivables due from the customer of $915 thousand.  Accordingly, the Company has provided a allowance for doubtful accounts of $250 thousand to account for any potential write-off of the open trade receivables.  The Company will continue to monitor the situation during subsequent quarters to determine if additional amounts will be deemed to be uncollectible.

On October 25, 2005, the Company announced the restructuring of its Fountain Inn, South Carolina Ceramics manufacturing and Innovation Center.  By the end of December 2005, the Company will relocate the remaining high-volume manufacturing to its Monterrey, Mexico facility.  As a result of this move, the Company will incur a charge related to a reduction-in-force of 34 people in the third fiscal quarter of 2006.  In addition, the Ceramics Innovation Center will relocate to the Simpsonville, South Carolina facility during the first fiscal quarter of 2007.

On October 31, 2005, the Company announced the resignation of James P. McClintock, the Head of Business Units and New Business Development (formerly President and Chief Operating Officer), effective as of November 1, 2005.

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

Enhanced Strategic Plan

In July 2003, KEMET announced its Enhanced Strategic Plan (the “Plan”) to enhance the Company’s position as a global leader in passive electronic technologies. KEMET believes that there have been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened closely to its customers’ description of their future directions, and is aligning KEMET’s future plans closely with their plans. Building on the Company’s foundation of success in being the preferred supplier to the world’s most successful electronics manufacturers and distributors, KEMET is adapting so as to continue to succeed in the new global environment.

KEMET’s strategy has three foundations:

• Enhancing the Company’s position as the market leader in quality, delivery, and service through outstanding execution;

• Having a global mindset, with an increased emphasis on growing KEMET’s presence in Asia; and

• Accelerating the pace of innovations to broaden the Company’s product portfolio.

To execute the Plan, KEMET is in the process of reorganizing its operations around the world. Over the next three months, the remaining U.S. KEMET production facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET estimates it will incur special charges of approximately $42 million (of which $39.6 million had been spent through September 30, 2005) over the period of the reorganization related to movement of manufacturing operations.

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

To accelerate the pace of innovations, the KEMET Innovation Center was created. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that are expected to keep the Company at the forefront of its customers’ product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center is located in Simpsonville, South Carolina.

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

Subsequent Events

In October 2005, the Company announced that it was in advanced negotiations with EPCOS AG with respect to acquiring the Tantalum Capacitor Business Unit of EPCOS.  The potential transaction is subject to completion of definitive documentation, as well as completion of due diligence procedures.  If final terms are reached, KEMET expects the transaction will be completed in the first fiscal quarter of calendar year 2006.

In October 2005, a customer of the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the filing, the Company had open trade receivables due from the customer of $915 thousand.  Accordingly, the Company has provided a allowance for doubtful accounts of $250 thousand to account for any potential write-off of the open trade receivables.  The Company will continue to monitor the situation during subsequent quarters to determine if additional amounts will deemed to be uncollectible.

On October 25, 2005, the Company announced the restructuring of its Fountain Inn, South Carolina Ceramics Production and Innovation Center.  By the end of December 2005, the Company will relocate the remaining high-volume manufacturing to its Monterrey, Mexico facility.  As a result of this move, the Company will incur a charge related to a reduction-in-force of 34 people in the third fiscal quarter of 2006.  In addition, the Ceramics Innovation Center will relocate to the Simpsonville, South Carolina facility during the first fiscal quarter of 2007.

On October 31, 2005, the Company announced the resignation of James P. McClintock, the Head of Business Units and New Business Development (formerly President and Chief Operating Officer), effective as of November 1, 2005.

Alliance with Taiyo Yuden

In September 2005, the Company announced a strategic alliance with Taiyo Yuden Co., Ltd through which the companies will work together utilizing their respective best practices in the areas of manufacturing, technology, marketing, and customer support expertise to better serve the industry, reduce costs, increase market share, and expand market penetration.  As a key feature of this alliance, each company will have the right to market and sell the other’s products, thus mutually expanding their product portfolio for both current and future customers.  Furthermore, the alliance is designed to combine the industry-leading product development and manufacturing strengths of Taiyo Yuden with KEMET’s industry-leading customer service and logistics, thereby bringing the combined strengths of both companies to the market.

The alliance is structured such that Taiyo Yuden and KEMET will continue to offer independent and competitive pricing to the industry.

Employees

As of September 30, 2005, KEMET had approximately 8,600 employees, of whom approximately 1,100 were located in the United States, approximately 6,600 were located in Mexico, approximately 800 were located in China, and the remainder were primarily located in the Company’s non-U.S. sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 4,700 hourly employees in Mexico represented by labor unions.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

RESULTS OF OPERATIONS

Recent Trend in Average Selling Prices

Average selling prices for the September 2005 quarter adjusted for changes in product mix, decreased by 3% to 4% as compared to average selling prices for the June 2005 quarter.

Comparison of the Three-Month Period Ended September 30, 2005, with the Three-Month Period Ended September 30, 2004

Net Sales

Net sales for the three months ended September 30, 2005, increased 10.0% to $116.6 million as compared to the same period last year.  The increase in net sales was attributable to higher volumes.  Unit volumes in the three-month period ended September 30, 2005 increased 15.8% as compared to the same period last year.  Mix-adjusted average selling prices for the September 2005 quarter decreased approximately 15.3% compared to average selling prices for the September 2004 quarter.

Net sales of surface-mount capacitors were 83.6% of net sales or $97.5 million for the three months ended September 30, 2005, compared to 81.6% of net sales or $86.5 million for the same period last year. Net sales of leaded capacitors were 16.4% of net sales or $19.1 million for the three months ended September 30, 2005, versus 18.4% of net sales or $19.5 million during the same period last year.

By region, 42.7% of net sales for the three months ended September 30, 2005 were to customers in North America, 40.8% were to Asia, and 16.5% were to Europe.  By region, 47.0% of net sales for the three months ended September 30, 2004 were to customers in North America, 34.0% were to Asia, and 19.0% were to Europe.

By channel, 55.8% of net sales for the three months ended September 30, 2005 were to distribution customers, 23.4% were to Electronic Manufacturing Services customers, and 20.8% were to Original Equipment Manufacturing customers.  By channel, 50.0% of net sales for the three months ended September 30, 2004 were to distribution customers, 27.0% were to Electronic Manufacturing Services customers, and 23.0% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended September 30, 2005, was $97.5 million, or 83.6% of net sales, as compared to $102.8 million, or 96.9% of net sales, for the same period last year The decline in cost of sales as a percentage of net sales was due to the reduction in depreciation expense in relation to the asset impairment taken during the fourth quarter of fiscal year 2005.  Partially offsetting this decline was continued average selling prices decreases.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) for the three months ended September 30, 2005, were $12.1 million, or 10.3% of net sales, as compared to $13.1 million, or 12.3% of net sales for the same period last year. The decrease is due to the Company’s continuing cost reduction efforts in SG&A over the last twelve months.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2005, were $6.0 million, or 5.2% of net sales, as compared to $6.6 million, or 6.3% of net sales for the same period last year.  It is the Company’s intent to spend an amount equal to 5% of net sales dollars in the development of new products and technologies, such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

Special Charges

The Company reports a measure entitled Special Charges.  These charges are considered items outside of normal operations, and it is the intent of KEMET to provide an alternative depiction of the operating results.  Since some of the items are not considered restructuring charges as defined by U.S. generally accepted accounting principles, the Company has provided the breakout of U.S. generally accepted accounting principles restructuring charges and those other charges and adjustments separately.

A summary of the special charges recognized in the quarters ended September 30, 2005 and 2004 is as follows (in millions):

	Three months ended September 30,
	2005	2004

Manufacturing relocation costs	$3.2	$1.6

Restructuring charges (1)	3.2	1.6

(Gain)/loss on long-term supply contract (2)	—	(11.1)
Special charges/(benefits)	$3.2	$(9.5)

(1)   Restructuring charges – These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)   (Gain)/loss on long-term supply contract – This benefit is included as a separate line item on the Consolidated Statements of Operations.

Manufacturing relocation costs – The costs in this item relates to the aforementioned Enhanced Strategic Plan.  During the three month period ending September 30, 2005, the Company incurred costs of $3.2 million, which has been recorded as restructuring costs.  As of September 30, 2005, cumulative restructuring costs incurred as a result of manufacturing relocation and employee termination totaled approximately $39.6 million.  The remaining unspent amount should be incurred primarily in the next three months.  During the quarter ended September 30, 2004, the Company incurred costs of $1.6 million relating to manufacturing relocations.

(Gain)/loss on long-term supply contract – The Company recognized an $11.1 million gain in the second fiscal quarter 2005 to reflect the decrease in its liability as a result of an amended contract with Cabot Corporation.

Operating Income/(Loss)

Operating loss for the three months ended September 30, 2005, was $2.1 million, compared to an operating loss of $7.2 million for the quarter ended September 30, 2004. The improvement in the operating loss was primarily due to higher sales volumes, lower selling, general, and administrative costs and lower research and development costs offset by higher restructuring costs in the current quarter as well as the impact of lower average selling prices.  The impact of the cost reduction efforts of the Company have favorably affected cost of goods sold, selling, general, and administrative costs and research and development costs.

Other Income and Expense

Interest expense was slightly higher in the three months ending September 30, 2005 as compared to the comparable quarter in the prior year due to a portion on the interest cost being capitalized into inventory during the three month period ending September 30, 2004.

Interest income was lower in the three months ended September 30, 2005 versus the comparable period in the prior year primarily due to the Company’s lower investments in the second fiscal quarter 2006 versus the corresponding quarter of the preceding year.

Other (income)/expense improved in the three months ended September 30, 2005 versus the comparable period of the preceding year due to a foreign currency translation loss in the three month period ending September 30, 2004.

Income Taxes

The income tax benefit totaled $0.4 million for the three months ended September 30, 2005, compared to an income tax expense of $0.2 million for the three months ended September 30, 2004. The tax benefit is composed of a reversal of $0.7 million in prior tax contingencies which were not realized and $0.3 million in foreign income tax expense.

Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate, based on certain estimates and assumptions and sufficient future taxable income to utilize its deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to increase the value of the deferred tax liability, resulting in additional income tax expense.

Comparison of the Six-Month Period Ended September 30, 2005, with the Six-Month Period Ended September 30, 2004

Net Sales

Net sales for the six months ended September 30, 2005, increased 1.0% to $230.7 million as compared to the same period last year.  The increase in net sales was attributable to higher volumes.  Unit volumes in the six-month period ended September 30, 2005 increased 15.5% as compared to the same period last year.  Mix-adjusted average selling prices for the six month period ending September 2005 decreased approximately 17.1% compared to average selling prices for the six month period ending September 2004.

Net sales of surface-mount capacitors were 83.0% of net sales or $191.4 million for the six months ended September 30, 2005, compared to 81.3% of net sales or $185.7 million for the same period last year. Net sales of leaded capacitors were 17.0% of net sales or $39.3 million for the six months ended September 30, 2005, versus 18.7% of net sales or $42.7 million during the same period last year.  Unit volumes increased approximately 16.1% for surface-mount capacitors and decreased approximately 9.2% for leaded capacitors.

Cost of Sales

Cost of sales for the six months ended September 30, 2005, was $192.5 million, or 83.4% of net sales, as compared to $202.9 million, or 88.8% of net sales, for the same period last year.  The decline in cost of sales as a percentage of net sales was due to the reduction in depreciation expense in relation to the asset impairment taken during the fourth fiscal quarter of 2005.  Partially offsetting this decline was continued average selling price decreases.

Research and Development Expenses

Research and development expenses for the six months ended September 30, 2005, were $12.2 million, or 5.3% of net sales, as compared to $13.4 million, or 5.9% of net sales for the same period last year. It is the Company’s intent to spend approximately 5% of net sales dollars in the development of new products and technologies, such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

Special Charges

The Company reports a measure entitled Special Charges.  These charges are considered items outside of normal operations, and it is the intent of KEMET to provide an alternative depiction of the operating results.  Since some of the items are not considered restructuring charges as defined by U.S. generally accepted accounting principles, the Company has provided the breakout of U.S. generally accepted accounting principles restructuring charges and those other charges and adjustments separately.

A summary of the special charges recognized in the six-month periods ended September 30, 2005 and 2004 is as follows (in millions):

	Six months ending September 30,
	2005	2004

Manufacturing relocation costs	$5.6	$4.2
Personnel reduction cost	5.2	—
Termination of contract	0.8	—
Reversal of previously recorded restructuring accrual	(0.3)	—
Restructuring charges (1)	$11.3	$4.2

(Gain)/loss on long-term supply contract (2)	—	(11.1)
Writedown of an investment in unconsolidated subsidiary (3)	0.6	—
Tax benefit not previously recognized (4)	(12.1)	—
Special charges/(benefits), net	$(0.2)	$(6.9)

(1)   Restructuring charges – These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)   (Gain)/loss on long-term supply contract – This benefit is included as a separate line item on the Consolidated Statements of Operations.

(3)   Writedown of an investment in unconsolidated subsidiary – These costs are included in Other (income)/expense on the Consolidated Statements of Operations.

(4)   Tax benefit not previously recognized – This benefit is included in Income tax expense/(benefit) on the Consolidated Statements of Operations.

Manufacturing relocation costs – The costs in this item relates to the aforementioned Enhanced Strategic Plan.  During the six-month period ending September 30, 2005, the Company incurred costs of $5.6 million, which has been recorded as restructuring costs.  During the quarter ended September 30, 2004, the Company incurred $4.2 million relating to manufacturing relocations.

Personnel reduction cost – In June 2005, the Company recognized a reduction in workforce in which 138 employees were terminated.  The employees were located in the U.S., Mexico and Europe.  In conjunction with this termination, the Company recognized a charge of $5.2 million to account for the severance costs.

Termination of a contract – In June 2005, the Company recognized a liability for a contract termination.  The contract is being terminated due to operations being relocated to other geographies.

Reversal of previously recorded restructuring accrual – During the quarter ending June 30, 2005, a portion of the restructuring charge recorded in March 2005 was deemed unnecessary due to the former Chief Executive Officer obtaining a position with another company.  Accordingly, the Company reversed the unused remaining accrual as an element of the first fiscal quarter 2006 restructuring charge.

(Gain)/loss on long-term supply contract – The Company recognized an $11.1 million gain in the second fiscal quarter 2005 to reflect the decrease in its liability as a result of an amended contract with Cabot Corporation.

Write-down on investment in unconsolidated subsidiary – During the first fiscal quarter 2006, the Company determined that the value of its investment in an unconsolidated subsidiary (Tantalum Australia NL) had decreased, and the decrease was deemed other-than-temporary.  Therefore, the Company recorded a charge in the first fiscal quarter 2006 of $0.6 million, net of tax.

Tax benefit not previously recognized – During the first fiscal quarter 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003.  This finalization resulted in the receipt of $9.8 million during the June 2005 quarter, and the reversal of a $12.1 million tax benefit not previously recognized.

Operating Income/(Loss)

Operating loss for the six months ended September 30, 2005, was $9.6 million, compared to an operating loss of $6.6 million for the six month period ended September 30, 2004. The operating loss for the six month period ending September 30, 2004 included an $11.1 million benefit relating to a gain on a long-term supply contract realized in the six month period ending September 30, 2004.  Without this benefit, the operating loss for the six month period ending September 2005 would have improved by 46.1% due to higher sales volumes, lower selling, general and administrative costs and lower research and development costs offset by higher restructuring costs in the six month period as well as the impact of lower average selling prices.

Other Income and Expense

Interest expense was slightly higher in the six months ending September 30, 2005 as compared to the comparable period in the prior year due to interest capitalization into inventory during the six month period ending September 30, 2004.

Interest income was lower in the six months ended September 30, 2005 versus the comparable period in the prior year primarily due to the Company’s lower investments during the six month period in 2006 versus the corresponding period.

Other (income)/expense improved in the six months ended September 30, 2005 versus the comparable period due to a charge of $1.2 million associated with the mark-to-market adjustment of an interest rate swap contract in the six month period ending September 30, 2004.

Income Taxes

The income tax benefit totaled $12.3 million for the six months ended September 30, 2005, compared to an income tax expense of $0.5 million for the six months ended September 30, 2004. The tax benefit is composed of a reversal of $12.1 million relating to the finalization of an Internal Revenue Service examination for the fiscal years 1997 through 2003 as well as $0.7 million reversal in other prior tax contingencies which were not realized and $0.5 million in foreign income tax expense.

Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate, based on certain estimates and assumptions and sufficient future taxable income to utilize its deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to increase the value of the deferred tax liability, resulting in additional income tax expense.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy its liquidity requirements primarily with cash and cash equivalents provided by operations and the sale of short-term investments.

The Company increased cash and cash equivalents by $9.2 million during the six months ended September 30, 2005.  Cash was generated from operations, from finance activities, and from investing activities.  Each of these is discussed below:

Cash from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2005, generated $6.4 million compared to an usage of $17.5 million in the prior year. The increase in cash from operating activities in the current period was primarily a result of cash received from a federal tax refund and related interest totaling $10.4 million and a $5.9 million reduction in inventory offset by increases in accounts receivable of $8.1 million, increases in prepaid expenses and other current assets of $2.7 million and decreases in accounts payable and accrued liabilities of $2.6 million and $5.5 million, respectively.  The increase in accounts receivable is due to high volumes of sales in the latter stages of second fiscal quarter 2006.  The increase in prepaid expenses and other current assets is due to an income tax receivable from fiscal years 2003 and 2004.  The decrease in accrued liabilities is due to the settlement of restructuring charges taken in previous quarters.

Cash from Investing Activities

Cash flows from investing activities for the six months ended September 30, 2005, generated $1.9 million compared to an usage of $135.6 million in the prior year. In the six months ended September 30, 2005, $5.0 million of short-term investments matured and $10.0 million of long-term investments matured.  Each of these maturing investments was converted into cash and cash equivalents which was offset by capital expenditures of $13.7 million.  In the six month period ended September 30, 2004, the uses of cash including the purchases of $104.1 million of long-term investments, purchases of $20.1 million of short-term investments, and capital expenditures of $16.8 million.

The Company currently estimates its capital expenditures for fiscal year 2006 to be approximately $25 million.

Cash from Financing Activities

Cash flows from financing activities for the six months ended September 30, 2005 and 2004, generated $0.9 million and $0.6 million, respectively.  In both periods, cash generated resulted primarily from stock transactions during the six month periods.

During the six months ended September 30, 2005, the Company’s indebtedness did not change. The Company was in compliance with the covenants under its $100 million long-term debt as of the most recent reporting period.  In May 2006, a principal payment of $20 million will be due and is therefore presented as the Current portion of long-term debt on the Consolidated Balance Sheet at September 30, 2005.

KEMET believes its financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds and cash on hand.

Commitments

As of September 30, 2005, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see Note 7 to the consolidated financial statements), and debt, including interest payments, as follows (dollars in thousands):

	Fiscal years ending March 31,
	Remainder
	of 2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$1,666	$2,392	$1,856	$1,136	$612	$1,866	$9,528
Tantalum supply agreement	3,600	8,800	—	—	—	—	12,400
Debt	—	20,000	20,000	20,000	20,000	20,000	100,000
Interest payments	3,330	5,994	4,662	3,330	1,998	666	19,980
	$8,596	$37,186	$26,518	$24,466	$22,610	$22,532	$141,908

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  This statement replaces APB Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  In addition, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 is effective for all fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ending March 31, 2005, Form 10-K, Part II, Item 7 A, is still applicable and updated through September 30, 2005 (see Note 3 to the consolidated financial statements).

ITEM 4. Controls and Procedures

(a). The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, which is the end of the period covered by this report.

(b). During the second quarter of fiscal year 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 9, 2005

KEMET Corporation

/S/ David E. Gable
David E. Gable
Senior Vice President and Chief Financial Officer