Form 10-Q
period 2005-12-31
KEMET CORP
filed 2006-02-09
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2005.

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   ☐  Yes  ☒  No

Common Stock Outstanding at: December 31, 2005

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,767,543

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

(Unaudited)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$52,642	$26,898
Short-term investments	50,545	34,992
Accounts receivable, net	72,499	59,228
Inventories:
Raw materials and supplies	49,456	47,534
Work in process	39,730	41,862
Finished goods	32,844	44,539
Total inventories	122,030	133,935
Prepaid expenses and other current assets	9,584	9,571
Deferred income taxes	4,424	5,945
Total current assets	311,724	270,569
Property and equipment, net of accumulated depreciation of $617.6 million and $577.7 million as of December 31, 2005 and March 31, 2005, respectively	267,508	279,626
Property held for sale	4,386	2,326
Investments in U.S. government marketable securities	105,685	157,576
Investments in affiliates	378	682
Goodwill	30,471	30,471
Intangible assets, net	12,758	13,512
Other assets	3,729	3,335
Total assets	$736,639	$758,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$—
Accounts payable, trade	30,685	38,943
Accrued expenses	25,122	34,617
Income taxes payable	9,610	12,430
Total current liabilities	85,417	85,990
Long-term debt	80,000	100,000
Postretirement benefits and other non-current obligations	46,090	48,951
Deferred income taxes	6,438	7,953
Total liabilities	217,945	242,894

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares issued 88,093,928 and 88,023,605 shares at December 31, 2005 and March 31, 2005, respectively	881	880
Additional paid-in capital	316,533	317,728
Retained earnings	223,492	220,846
Accumulated other comprehensive income/(loss)	2,237	2,669
Treasury stock, at cost (1,326,385 and 1,460,455 shares at December 31, 2005 and March 31, 2005, respectively)	(24,449)	(26,920)
Total stockholders’ equity	518,694	515,203

Total liabilities and stockholders’ equity	$736,639	$758,097

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Net sales	$125,988	$95,503	$356,700	$323,908

Operating costs and expenses:
Cost of goods sold	101,405	95,813	293,713	298,711
(Gain)/loss on long-term supply contract	—	—	—	(11,139)
Selling, general and administrative	12,245	12,004	36,545	37,944
Research and development	6,245	7,488	18,607	20,422
Pension settlement charges	—	—	—	218
Restructuring charges	4,534	18,352	15,861	22,551
Total operating costs and expenses	124,429	133,657	364,726	368,707

Operating income/(loss)	1,559	(38,154)	(8,026)	(44,799)

Other (income)/expense:
Interest expense	1,653	1,633	4,961	4,835
Interest income	(1,460)	(1,511)	(4,187)	(4,876)
Other (income)/expense	241	(189)	1,247	2,107
Total other (income)/expense	434	(67)	2,021	2,066

Income/(loss) before income taxes	1,125	(38,087)	(10,047)	(46,865)

Income tax (benefit)/expense	(396)	774	(12,693)	1,312

Net income/(loss)	$1,521	$(38,861)	$2,646	$(48,177)

Net income/(loss) per share:
Basic	$0.02	$(0.45)	$0.03	$(0.56)
Diluted	$0.02	$(0.45)	$0.03	$(0.56)

Weighted-average shares outstanding:
Basic	86,753,132	86,525,730	86,673,139	86,509,040
Diluted	86,797,905	86,525,730	86,730,197	86,509,040

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine months ended December 31,
	2005	2004
Operating activities:
Net income/(loss)	$2,646	$(48,177)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	29,416	49,617
Gain on termination of interest rate swaps	—	(140)
Loss on investment	—	2,361
Change in operating assets	(6,939)	1,106
Change in operating liabilities	(22,024)	(22,033)
Tax income/(expense) on stock options exercised	—	(212)
Net cash provided by/(used in) operating activities	3,099	(17,478)

Investing activities:
Purchases of short-term investments	—	(20,050)
Proceeds from maturity of short-term investments	35,000	3,172
Additions to property and equipment	(15,035)	(27,576)
Proceeds from termination of interest rate swaps	—	140
Purchases of U.S. government marketable securities	—	(104,071)
Proceeds from maturity of long-term investments	—	5,000
Other	1,402	196
Net cash provided by/(used in) investing activities	21,367	(143,189)

Financing activities:
Proceeds from sale of common stock to Employee Savings Plan	527	635
Proceeds from exercise of stock options	751	50
Net cash provided by/(used in) financing activities	1,278	685

Net increase/(decrease) in cash and cash equivalents	25,744	(159,982)

Cash and cash equivalents at beginning of period	26,898	183,528

Cash and cash equivalents at end of period	$52,642	$23,546

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2005, Form 10-K.  Net sales and operating results for the nine-month period ended December 31, 2005, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2005), “Share-Based Payment”.  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements.  The cumulative effect of adoption, if any, will be measured and recognized in the consolidated statements of operations on the date of adoption.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  This statement replaces Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  In addition, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 is effective for all fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

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

Had compensation costs for the Company’s three stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s net income/(loss) and income/(loss) per share would have been different from the pro forma amounts indicated below (dollars in thousands except per share data):

		Three Months Ended December 31,		Nine Months Ended December 31,
		2005	2004	2005	2004
Net income/(loss)
As reported		$1,521	$(38,861)	$2,646	$(48,177)
Less stock-based compensation expense determined under fair-value-based methods, net of related tax effects		(1,238)	(1,425)	(4,560)	(3,924)
Pro forma net income/(loss)		$283	$(40,286)	$(1,914)	$(52,101)
Income/(loss) per share:
Basic	As reported	$0.02	$(0.45)	$0.03	$(0.56)
	Pro forma	$0.00	$(0.47)	$(0.02)	$(0.60)

Diluted	As reported	$0.02	$(0.45)	$0.03	$(0.56)
	Pro forma	$0.00	$(0.47)	$(0.02)	$(0.60)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants issued during the three- and nine-month periods ended December 31, 2005: expected life of 5 years; a risk-free interest rate of 4.25%; expected volatility of 43.8%; dividend yield of 0.0%; and fair value of $3.21.  The weighted-average assumptions for option grants issued during the three- and nine-month periods ended December 31, 2004 include expected life of 5 years; a risk-free interest rate of 2.18%; expected volatility of 35.3%; dividend yield of 0.0%; and fair value of $2.68.

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

The Company provides a limited warranty to its customers that the products meet certain specifications.  The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product.  Warranty costs as a percentage of net sales were less than 1% for the years ended March 31, 2005, 2004, 2003, and for the three and nine months ended December 31, 2005 and 2004.  The Company recognizes warranty costs when identified.

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

Computation of Basic and Diluted Income/(Loss) Per Share

(Dollars in thousands except per share data)

	For the three months ended December 31,
	2005			2004
	Income	Shares	Per Share	Loss	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic EPS	$1,521	86,753,132	$0.02	$(38,861)	86,525,730	$(0.45)

Effect of dilutive securities:
Stock options	—	44,773	—	—	—	—
Diluted EPS	$1,521	86,797,905	$0.02	$(38,861)	86,525,730	$(0.45)

	For the nine months ended December 31,
	2005			2004
	Income	Shares	Per Share	Loss	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic EPS	$2,646	86,673,139	$0.03	$(48,177)	86,509,040	$(0.56)

Effect of dilutive securities:
Stock options	—	57,058	—	—	—	—
Diluted EPS	$2,646	86,730,197	$0.03	$(48,177)	86,509,040	$(0.56)

The three and nine months ended December 31, 2004, excluded potentially dilutive securities of approximately 5,496,425 and 5,003,567, respectively, in the computations of diluted income/(loss) per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At December 31, 2005 and March 31, 2005, the Company had outstanding forward exchange contracts that mature within approximately three months and twelve months, respectively, to purchase Mexican pesos with notional amounts of $16.1 million and $60.9 million, respectively.  The fair values of these contracts totaled $2.2 million and $3.1 million at December 31, 2005 and March 31, 2005, respectively, and are recorded as a derivative asset on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. During the next three months, it is estimated that approximately $2.2 million of the gain on these contracts will be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in accumulated other comprehensive income/(loss) (“AOCI/(L)”), net of taxes, of $(1.4) million and $(1.0) million for the three- and nine-month periods ended December 31, 2005, respectively.  The impact of the changes in fair values of these contracts resulted in AOCI/(L), net of taxes, of $2.2 million and $2.9 million for the three- and nine-month periods ended December 31, 2004, respectively.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At December 31, 2005 and March 31, 2005, the Company had no outstanding euro forward exchange contracts.  The changes in fair value of these contracts resulted in AOCI/(L), net of taxes, of $(0.0) million and $(0.0) million for the three- and nine-month periods ended December 31, 2005, respectively.  The changes in fair value of these contracts resulted in AOCI/(L), net of taxes, of $(0.7) million and $(0.4) million for the three- and nine-month periods ended December 30, 2004, respectively.

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

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. In October 2004, this contract was terminated for a $0.1 million gain and was recognized in other income for the fiscal year ended March 31, 2005. The change in fair value of this derivative instrument resulted in other income/(expense) of $0.0 million and $(1.2) million for the three- and nine-month periods ended December 31, 2004, respectively.

Note 4. Restructuring charges

In July 2003, KEMET announced the Enhanced Strategic Plan (the “Plan”) which consisted of reorganizing its operations around the world, resulting in the location of virtually all of its production in low cost regions to be completed in mid-fiscal year 2007.  This relocation allows KEMET access to key customers, access to key technical resources and knowledge, and access to available low-cost resources.  KEMET estimates it will incur special charges of approximately $42.0 million over the period of the reorganization related to the movement of manufacturing operations to low-cost facilities in Mexico and China.  As of December 31, 2005, cumulative restructuring costs incurred totaled approximately $40.9 million.  Costs related to this movement of manufacturing operations are shown as manufacturing relocation costs in the chart below.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the periods ended December 31, 2005 and 2004 is shown below (dollars in thousands):

	Three months ended December 31, 2005				Three months ended December 31, 2004
	Personnel	Loss on Sale	Manufacturing	Termination	Personnel	Asset	Manufacturing
	Reductions	of Property	Relocations	of a Contract	Reductions	Impairment	Relocations
Beginning of period	$3,791	$—	$—	$823	$6,042	$—	$—
Costs charged to expense	1,797	1,357	1,380	—	5,759	10,979	1,614
Costs paid or settled	(1,865)	(1,357)	(1,380)	(823)	(1,804)	(10,979)	(1,614)
End of period	$3,723	$—	$—	$—	$9,997	$—	$—

	Nine months ended December 31, 2005				Nine months ended December 31, 2004
	Personnel	Loss on Sale	Manufacturing	Termination	Personnel	Asset	Manufacturing
	Reductions	of Property	Relocations	of a Contract	Reductions	Impairment	Relocations
Beginning of period	$6,794	$—	$—	$—	$7,177		$—
Costs charged to expense	6,834	1,357	6,831	839	5,759	10,979	5,813
Costs paid or settled	(9,905)	(1,357)	(6,831)	(839)	(2,939)	(10,979)	(5,813)
End of period	$3,723	$—	$—	$—	$9,997	$—	$—

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Personnel reductions – In October 2005, the Company recognized a charge of $1.8 million relating to the shutdown of a manufacturing facility in the United States as well as some corporate positions including the former President of the Company.  During June 2005, the Company announced a reduction in force effecting 138 people in the U.S., Mexico and Europe.  In conjunction with this announcement, the Company recognized a charge of $5.2 million.  In addition, the Company reversed $0.3 million related to unused restructuring accruals during the quarter ended June 30, 2005.  The Company recognized a $5.8 million charge relating to a worldwide workforce reduction of approximately 820 employees in the quarter ended December 31, 2004.

Manufacturing relocations – During the nine months ended December 31, 2005 and 2004, the Company incurred expenses of $6.8 million and $5.8 million, respectively.  These costs are related to the Plan.  All costs are expensed as incurred.

Loss on Sale of Property – During the third fiscal quarter 2006, the Company completed the sale of its Greenwood, South Carolina facility in which the Company recognized a $1.4 million loss on the sale.

Termination of a contract – The Company recognized a charge of $0.8 million for the early termination of a contract during the first fiscal quarter 2006 related to a plant closure.

Asset impairment - In the third fiscal quarter 2005, KEMET recognized charges of approximately $11.0 million to reflect the impairment and disposal of certain assets.  Of the $11.0 million asset impairment charges, approximately $8.6 million was related to the impairment and disposal of equipment, and $2.4 million was related to the write down of the Company’s investment in Lamina Ceramics, Inc.

Note 5. Other Postretirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company.  The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Service cost	$109	$222	$413	$754
Interest cost	328	740	1,248	2,322
Amortization of actuarial (gain)/loss	(388)	45	(1,196)	224
Total net periodic benefits costs	$49	$1,007	$465	$3,300

The Company expects to make no contributions to fund plan assets in fiscal year 2006 as the Company’s policy is to pay benefits as costs are incurred.  However, the Company estimates its benefits payments in fiscal year 2006 will be approximately $1.6 million.  Management is responsible for determining the cost of benefits for this plan.  Management considered a number of factors, and consulted with an actuarial firm, when determining this cost.

Note 6. Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies.  The debt securities, which consist of U.S. government marketable securities, are classified as held-to-maturity securities, mature in one month to four years, and are carried at amortized cost.  The effect of amortizing these securities is recorded as interest income.

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

On a periodic basis, the Company reviews the market values of its equity investment classified as available-for-sale securities and the carrying value of its equity investment carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively, as defined in EITF 03-1.   In June 2005, the Company reassessed its available-for-sale investment and determined that its value had declined on an “other than temporary” basis.  Accordingly, the Company recorded an after-tax adjustment of $0.8 million, which was included as Other(income)/ expense on the Consolidated Statement of Operations for the nine- month period ended December 31, 2005.  In December 2005, the Company evaluated its available-for-sale investment and determined that a further “other-than-temporary” decline did not exist.  The Company will continue to monitor the available-for-sale equity investment for potential future impairments.

A summary of the components and carrying values of investments on the Consolidated Balance Sheets is as follows (dollars in thousands):

	December 31, 2005	March 31, 2005
Short-term investments	$50,545	$34,992
Equity investments
Available-for-sale	259	563
Cost	119	119
U.S. government marketable securities	105,685	157,576
	$156,608	$193,250

Short-term investments consist primarily of U.S. government securities.  Recorded value approximates fair value at December 31, 2005 and March 31, 2005.

Note 7.  Supply Contracts

The Company has renegotiated the tantalum supply agreement with Cabot Corporation that extends through calendar year 2006.  A reconciliation of the beginning and ending balance included in the liabilities section of the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Nine months ended	Twelve months ended
	December 31, 2005	March 31, 2005
Beginning of period	$5,483	$24,275
Liability reduction	—	(11,767)
Costs paid or settled	(5,431)	(7,025)
End of period	$52	$5,483

During fiscal year 2005, the Company decreased its liability and recognized a gain of $11.8 million based on an amendment to the Cabot Corporation tantalum supply agreement.  As of December 31, 2005, the remaining purchase commitments for this contract are $52 thousand for calendar year 2006.

Note 8.  Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three and nine months ended December 31, 2005 and 2004 include the following components (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income/(loss)	$1,521	$(38,861)	$2,646	$(48,177)
Other comprehensive income/(loss), net of tax:
Currency forward contract gain/(loss)	(1,438)	1,586	(955)	2,456
Unrealized securities gain/(loss)	(197)	(85)	497	753
Currency translation gain/(loss)	(555)	1	26	143
Total net income/(loss) and other comprehensive income/(loss)	$(669)	$(37,359)	$2,214	$(44,825)

The components of Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets are as follows (dollars in thousands):

	December 31, 2005	March 31, 2005
Currency forward contract gain/(loss), net of tax	$2,063	$3,018
Unrealized securities gain/(loss), net of tax	20	(477)
Currency translation gain/(loss)	154	128
Total accumulated other comprehensive income/(loss)	$2,237	$2,669

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

The Company performs the impairment test on the goodwill of The Forest Electric Company (“FELCO”) subsidiary on an annual basis in the third fiscal quarter or from time to time when necessary.  At December 31, 2005, there was no impairment of the FELCO goodwill.

Effective October 1, 2005, KEMET organized into two distinct Business Units: the Tantalum Business Unit and the Ceramics Business Unit.  Accordingly, the Company had to change the method on how it tests for goodwill impairment.  The Company evaluated its goodwill on a Business Unit basis consistent with provisions of SFAS No. 141.  At December 31, 2005, the Company determined that no goodwill impairment existed.

The following chart highlights the Company’s goodwill and intangible assets (dollars in thousands):

	December 31, 2005		March 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized intangibles:
Goodwill	$30,471	$—	$30,471	$—
Trademarks	7,181	—	7,181	—
Unamortized intangibles	37,652	—	37,652	—
Amortized intangibles:
Patents and technology – 5-25 Years	14,655	9,226	14,655	8,549
Other – 8-10 Years	914	766	914	689
Amortized intangibles	15,569	9,992	15,569	9,238
Total goodwill and intangibles	$53,221	$9,992	$53,221	$9,238

The expected amortization expense for the fiscal years ending March 31, 2006, 2007, 2008, 2009, and 2010 is $1,005, $974, $943, $588, and $475, respectively.

Note 10.  Income Taxes

During the quarter ended December 31, 2005, the 2003 transfer pricing study for the Mexican subsidiary was completed and amended Mexican tax returns for 2003 and 2004 were filed based on this study.  As a result, $0.8 million in tax contingencies previously recognized were reversed.

During the nine months ended December 31, 2005, the Company recognized a $12.1 million tax benefit based on the finalization of an Internal Revenue Service examination for the fiscal years 1997 through 2003 and a $1.5 million tax benefit due to transfer pricing adjustments from 2000 through 2004 related to the Mexican subsidiary.

Note 11.  Business Segment Information

Effective October 1, 2005, KEMET organized into two distinct business units: the Tantalum Business Unit (“Tantalum”) and the Ceramics Business Unit (“Ceramics”).  Each business unit is responsible for the operations of certain manufacturing sites as well as all related research and development efforts.  The sales and marketing functions are shared by each of the business units and are allocated to the business units based on the business units’ respective manufacturing costs.  In addition, all corporate costs are also allocated to the business units based on the business units’ respective manufacturing costs.  Prior year results have been restated to facilitate comparisons to the fiscal year 2005 presentation.

Tantalum Business Unit

The Tantalum Business Unit operates in five manufacturing sites in the United States, Mexico and China.  This business unit produces tantalum and aluminum capacitors.  The business unit also maintains a product innovation center in the United States.

Ceramics Business Unit

The Ceramics Business Unit operates in three manufacturing sites in Mexico and China.  This business unit produces ceramic capacitors.  In addition, the business unit also has a product innovation center in the United States.

The following tables summarize information about each segment’s net sales, operating income/(loss) and total assets (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net sales:
Tantalum	$74.9	$53.1	$212.8	$189.2
Ceramics	51.1	42.4	143.9	134.7
Total net sales	$126.0	$95.5	$356.7	$323.9

Operating income/(loss):
Tantalum	$2.0	$(15.2)	$1.8	$(5.7)
Ceramics	(0.4)	(23.0)	(9.8)	(39.1)
Operating income/(loss)	$1.6	$(38.2)	$(8.0)	$(44.8)

Depreciation/amortization expenses:
Tantalum	$5.0	$10.4	$16.5	$27.6
Ceramics	3.8	7.1	12.9	22.0
Total depreciation/amortization expenses	$8.8	$17.5	$29.4	$49.6

	December 31, 2005	March 31, 2005
Total Assets:
Tantalum	$425.7	$428.8
Ceramics	310.9	329.3
Total assets	$736.6	$758.1

Note 12.  Concentrations of Risks

Sales and Credit Risk

The Company sells to customers located throughout the United States and the world.  Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  In October 2005, a customer of the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the filing, the Company had open trade receivables due from the customer of $0.9 million.  Accordingly, the Company has provided an allowance for doubtful accounts of $0.3 million to account for any potential write-off of the open trade receivables.  The Company will continue to monitor the situation during subsequent quarters to determine if additional amounts will be deemed to be uncollectible.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 52%, 51% and 43% of the Company’s net sales in fiscal years 2005, 2004, and 2003, respectively.   For the nine months ended December 31, 2005, sales to electronics distributors accounted for approximately 58% of the Company’s net sales.  For the nine months ended December 31, 2004, sales to electronics distributors accounted for approximately 53% of the Company’s net sales.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At December 31, 2005 and March 31, 2005, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Employees

As of December 31, 2005, KEMET had approximately 8,600 employees, of whom approximately 1,000 were located in the United States, approximately 6,700 were located in Mexico, approximately 900 were located in China, and the remainder were primarily located in the Company’s non-U.S. sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 4,800 hourly employees in Mexico represented by labor unions.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

Note 13.  Property Held for Sale

As a result of moving manufacturing operations from the U.S. to low-cost facilities in Mexico and China, two of the manufacturing facilities located in the U.S. are no longer in use and are held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  One manufacturing facility was placed for sale during the quarter ended September 30, 2005 while the second facility was placed for sale during the quarter ended December 31, 2005.  The carrying value of these facilities at December 31, 2005 is $4.4 million and is separately presented in the Property held for sale line on the Consolidated Balance Sheets.  For the nine months ended December 31, 2005, no gains or losses were recognized on these facilities as their fair value is believed to approximate carrying value based on an external appraisal.  On a quarterly basis, management has reviewed these valuations for indications of impairment.

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

Organization

Effective October 1, 2005, KEMET organized into two distinct business units: the Tantalum Business Unit (“Tantalum”) and the Ceramics Business Unit (“Ceramics”).  Each business unit is responsible for the operations of certain manufacturing sites as well as all related research and development efforts.  The sales and marketing functions are shared by each of the business units and are allocated to the business units.  In addition, all corporate costs are also allocated to the business units.

Tantalum Business Unit

The Tantalum Business Unit operates in five manufacturing sites in the United States, Mexico and China.  This business unit produces tantalum and aluminum capacitors.  The business unit also maintains a product innovation center in the United States.

Ceramics Business Unit

The Ceramics Business Unit operates in three manufacturing sites in Mexico and China.  This business unit produces ceramic capacitors.  In addition, the business unit also has a product innovation center in the United States.

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

To execute the Plan, KEMET is in the process of reorganizing its operations around the world. Over the next nine months, the remaining U.S. KEMET production facilities will be relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET estimates it will incur special charges of approximately $42 million (of which $40.9 million had been spent through December 31, 2005) over the period of the reorganization related to movement of manufacturing operations.

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

Employees

As of December 31, 2005, KEMET had approximately 8,600 employees, of whom approximately 1,000 were located in the United States, approximately 6,700 were located in Mexico, approximately 900 were located in China, and the remainder were primarily located in the Company’s non-U.S. sales offices.  The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company.  The Company has approximately 4,800 hourly employees in Mexico represented by labor unions.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good.

Tantalum Capacitor Business of EPCOS AG

On December 12, 2005, KEMET announced that it had entered into a definitive agreement to purchase the Tantalum Capacitor Business of EPCOS AG for approximately $101.9 million.  The transaction is expected to close in the spring of 2006, subject to standard closing conditions and receipt of required regulatory approvals.

CONSOLIDATED RESULTS OF OPERATIONS

Recent Trend in Average Selling Prices

Average selling prices for the December 2005 quarter adjusted for changes in product mix, remained flat as compared to average selling prices for the September 2005 quarter.

Comparison of the Three-Month Period Ended December 31, 2005, with the Three-Month Period Ended December 31, 2004

Net Sales

Net sales for the three months ended December 31, 2005, increased 31.9% to $126.0 million as compared to the same period last year.  The increase in net sales was attributable to higher volumes.  Unit volumes in the three-month period ended December 31, 2005 increased 25.8% as compared to the same period last year.  Mix-adjusted average selling prices for the December 2005 quarter decreased approximately 16.3% compared to average selling prices for the December 2004 quarter.

Net sales of surface-mount capacitors were 83.1% of net sales or $104.7 million for the three months ended December 31, 2005, compared to 81.8% of net sales or $78.1 million for the same period last year. Net sales of leaded capacitors were 16.9% of net sales or $21.3 million for the three months ended December 31, 2005, versus 18.2% of net sales or $17.4 million during the same period last year.

By region, 39% of net sales for the three months ended December 31, 2005 were to customers in North America, 42% were to Asia, and 19% were to Europe.  By region, 44% of net sales for the three months ended December 31, 2004 were to customers in North America, 35% were to Asia, and 21% were to Europe.

By channel, 58% of net sales for the three months ended December 31, 2005 were to distribution customers, 22% were to Electronic Manufacturing Services customers, and 20% were to Original Equipment Manufacturing customers.  By channel, 49% of net sales for the three months ended December 31, 2004 were to distribution customers, 27% were to Electronic Manufacturing Services customers, and 24% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended December 31, 2005, was $101.4 million, or 80.5% of net sales, as compared to $95.8 million, or 100.3% of net sales, for the same period last year.  The decline in cost of sales as a percentage of sales was due to the reduction in depreciation expense in relation to the fixed asset impairment taken during the fourth quarter of fiscal year 2005 as well as more volume allowing for better utilization of fixed costs and lower raw material costs.  Partially offsetting this decrease was continued average selling prices decreases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended December 31, 2005, were $12.2 million, or 9.7% of net sales, as compared to $12.0 million, or 12.6% of net sales for the same period last year. The increase is due to employee benefit related costs offset by lower number of personnel.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2005, were $6.2 million, or 5.0% of net sales, as compared to $7.5 million, or 7.8% of net sales for the same period last year.  It is the Company’s intent to spend an amount equal to 5% of net sales dollars in the development of new products and technologies, such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

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

A summary of the special charges recognized in the quarters ended December 31, 2005 and 2004 is as follows (dollars in millions):

	Three months ended December 31,
	2005	2004

Personnel reduction costs	$1.8	$5.8
Loss on sale of property	1.4	—
Manufacturing relocation costs	1.3	1.6
Asset impairments	—	11.0

Restructuring charges (1)	$4.5	$18.4

(1)   Restructuring charges – These costs are included as a separate line item on the Consolidated Statements of Operations.

Personnel reduction costs – In October 2005, the Company recognized a charge of $1.8 million relating to the shutdown of a manufacturing facility in the United States as well as some corporate related positions including the former President of the Company.  The Company recognized a $5.8 million charge relating to a worldwide workforce reduction of approximately 820 employees in the quarter ended December 31, 2004.

Loss on sale of property – The Company recognized a loss of $1.4 million relating to the sale of the Greenwood, South Carolina facility.

Manufacturing relocation costs – The costs in this item relate to the aforementioned Enhanced Strategic Plan.  During the three-month period ended December 31, 2005, the Company incurred costs of $1.3 million, which has been recorded as restructuring costs.  As of December 31, 2005, cumulative restructuring costs incurred as a result of manufacturing relocation and employee termination totaled approximately $40.9 million.  The remaining unspent amount should be incurred primarily in the next six to nine months.  During the quarter ended December 31, 2004, the Company incurred costs of $1.6 million relating to manufacturing relocations.

Asset impairment charges – In the December 2004 quarter, KEMET recognized charges of approximately $11.0 million to reflect the impairment and disposal of certain assets.  Of the $11.0 million asset impairment charges, approximately $8.6 million was related to the impairment and disposal of equipment, and $2.4 million was related to the write down of the Company’s investment in Lamina Ceramics, Inc.

Operating Income/(Loss)

Operating income for the three months ended December 31, 2005, was $1.6 million, compared to an operating loss of $38.2 million for the quarter ended December 31, 2004. The improvement in the operating loss was primarily due to higher sales volumes, lower restructuring charges, and lower research and development costs partially offset by higher selling, general and administrative expenses.  The impacts of the cost reduction efforts of the Company have favorably affected cost of goods sold and research and development costs.

Other Income and Expense

Interest income was lower in the three months ended December 31, 2005 versus the comparable period in the prior year primarily due to the Company’s lower investments in the third fiscal quarter 2006 versus the corresponding quarter of the preceding year.

Other (income)/expense was lower in the three months ended December 31, 2005 versus the comparable period of the preceding year due to a foreign currency translation loss in the three-month period ended December 31, 2005 and interest rate swap income in the three-month period ended December 31, 2004.

Income Taxes

The income tax benefit totaled $0.4 million for the three months ended December 31, 2005, compared to an income tax expense of $0.8 million for the three months ended December 31, 2004. The tax benefit is comprised of a reversal of $0.8 million in prior tax contingencies which were not realized, $0.3 million in foreign income tax expense and $0.1 million in state income tax expense.

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

Business Units Comparison of Three-Month Period Ended December 31, 2005, with the Three-Month Period Ended December 31, 2004

Tantalum Business Unit

The following present the summarized results of the Tantalum business unit (dollars in millions):

	Three Months Ending December 31,
	2005	2004

Net Sales	$74.9	$53.1
Operating Income/(Loss)	$1.8	$(15.2)

Net sales

Unit sales volumes for the three months ended December 31, 2005 were up 71% as compared to the same period last year.  The effect of this volume expansion was limited due to average selling price erosion of 8.3% quarter over quarter.  Volumes for tantalum products continue to be very strong in Asia.

Operating income/(loss)

 Operating income/(loss) was favorably impacted by the aforementioned increase in sales volumes.  It was also favorably impacted by improvements in material costs, lower technology costs, and lower restructuring charges in fiscal year 2005 versus fiscal year 2004.  As previously stated, selling, general and administrative costs are allocated to the business units.  The explanations for changes in those costs can be found above.

Ceramics Business Unit

The following presents the summarized results of the Ceramics business unit (dollars in millions):

	Three Months Ending December 31,
	2005	2004

Net Sales	$51.1	$42.4
Operating Income/(Loss)	$(0.2)	$(23.0)

Net sales

Unit sales volumes for the three months ended December 31, 2005 increased 23% as compared to the same period last year.  Average selling prices decreased 25.7% from the quarter ended December 31, 2005 as compared to the same quarter last year.

Operating income/(loss)

Operating loss was lower in the three months ended December 31, 2005 as compared to the same period in 2004 due to higher sales volumes, lower material costs, lower restructuring charges, and lower depreciation expense.  As previously stated, selling, general and administrative costs are allocated to the business units.  The explanations for changes in those costs can be found above.

Comparison of the Nine-Month Period Ended December 31, 2005, with the Nine-Month Period Ended December 31, 2004

Net Sales

Net sales for the nine months ended December 31, 2005, increased 10.1% to $356.7 million as compared to the same period last year.  The increase in net sales was attributable to higher volumes.  Unit volumes in the nine-month period ended December 31, 2005 increased 19.0% as compared to the same period last year.  Mix-adjusted average selling prices for the nine-month period ended December 2005 decreased approximately 12.6% compared to average selling prices for the nine-month period ended December 2004.

Net sales of surface-mount capacitors were 83.0% of net sales or $296.1 million for the nine months ended December 31, 2005, compared to 81.4% of net sales or $263.8 million for the same period last year. Net sales of leaded capacitors were 17.0% of net sales or $60.6 million for the nine months ended December 31, 2005, versus 18.6% of net sales or $60.1 million during the same period last year.  Unit volumes increased approximately 19.4% for surface-mount capacitors and remained flat for leaded capacitors.

Cost of Sales

Cost of sales for the nine months ended December 31, 2005, was $293.7 million, or 82.3% of net sales, as compared to $298.7 million, or 92.2% of net sales, for the same period last year  The decline in cost of sales as a percentage of sales was primarily due to the reduction in depreciation expense in relation to the fixed asset impairment taken during the fourth fiscal quarter of 2005.  Partially offsetting this decrease was continued average selling price decreases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the nine months ended December 31, 2005, were $36.5 million, or 10.2% of net sales, as compared to $37.9 million, or 11.7% of net sales for the same period last year.  The decrease in SG&A is due to the Company’s continuing cost reduction initiatives implemented over the last 12 months.

Research and Development Expenses

Research and development expenses for the nine months ended December 31, 2005, were $18.6 million, or 5.2% of net sales, as compared to $20.4 million, or 6.3% of net sales for the same period last year. It is the Company’s intent to spend approximately 5% of net sales dollars in the development of new products and technologies, such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

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

A summary of the special charges recognized in the nine-month periods ended December 31, 2005 and 2004 is as follows (dollars in millions):

	Nine months ended December 31,
	2005	2004

Manufacturing relocation costs	$6.9	$5.8
Personnel reduction costs	7.1	5.8
Loss on sale of property	1.4
Termination of contract	0.8	—
Reversal of previously recorded restructuring accrual	(0.3)	—
Asset impairments	—	11.0

Restructuring charges (1)	$15.9	$22.6

(Gain)/loss on long-term supply contract (2)	—	(11.1)
Writedown of an investment in unconsolidated subsidiary (3)	0.6	—
Tax benefit not previously recognized (4)	(12.1)	—
Special charges/(benefits), net	$4.4	$11.5

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

(4)   Tax benefit not previously recognized – This benefit is included in Income tax (benefit)/expense on the Consolidated Statements of Operations.

Manufacturing relocation costs – The costs in this item relate to the aforementioned Enhanced Strategic Plan.  During the nine-month periods ended December 31, 2005 and 2004, the Company incurred costs of $6.9 million and $5.8 million, respectively, which have been recorded as restructuring costs.

Personnel reduction costs – In October 2005, the Company recognized a charge of $1.8 million relating to the shutdown of a manufacturing facility in the United States as well as some corporate related positions including the former President of the Company.  In addition, the Company recognized a reduction in workforce in which 138 employees were terminated in June 2005.  The employees were located in the U.S., Mexico and Europe.  In conjunction with this termination, the Company recognized a charge of $5.2 million to account for the severance costs.  The Company recognized a $5.8 million charge relating to a worldwide workforce reduction of approximately 820 employees in the quarter ended December 31, 2004.  In addition, the Company reversed $0.3 million related to unused restructuring accruals during the quarter ended June 30, 2005.

Loss on sale of property – The Company recognized a loss of $1.4 million relating to the sale of the Greenwood, South Carolina facility.

Termination of contract – In June 2005, the Company recognized a liability for a contract termination.  The contract is being terminated due to operations being relocated to other geographies.

Asset impairment charges – In the December 2004 quarter, KEMET recognized charges of approximately $11.0 million to reflect the impairment and disposal of certain assets.  Of the $11.0 million asset impairment charges, approximately $8.6 million was related to the impairment and disposal of equipment, and $2.4 million was related to the write down of the Company’s investment in Lamina Ceramics, Inc.

Reversal of previously recorded restructuring accrual – During the quarter ended June 30, 2005, a portion of the restructuring charge recorded in March 2005 was deemed unnecessary due to the Company’s former Chief Executive Officer obtaining a position with another company.  Accordingly, the Company reversed the unused remaining accrual as an element of the first fiscal quarter 2006 restructuring charge.

Gain on long-term supply contract – The Company recognized an $11.1 million gain in the second fiscal quarter 2005 to reflect the decrease in its liability as a result of an amended contract with Cabot Corporation.

Writedown on investment in unconsolidated subsidiary – During the first fiscal quarter 2006, the Company determined that the value of its investment in an unconsolidated subsidiary (Tantalum Australia NL) had decreased, and the decrease was deemed other-than-temporary.  Therefore, the Company recorded a charge in the first fiscal quarter 2006 of $0.8 million, net of tax.

Tax benefit not previously recognized – During the first fiscal quarter 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003.  This finalization resulted in the receipt of $9.8 million during the June 2005 quarter, and the release of a $12.1 million tax benefit not previously recognized.

Operating Income/(Loss)

Operating loss for the nine months ended December 31, 2005, was $8.0 million, compared to an operating loss of $44.8 million for the nine-month period ended December 31, 2004. The operating loss for the nine-month period ended December 31, 2004 included an $11.1 million benefit relating to a gain on a long-term supply contract realized during this period.  Without this benefit, the operating loss for the nine-month period ended December 2005 would have improved by 85.7% due to higher sales volumes, lower selling, general and administrative costs, lower research and development costs and lower restructuring costs during the nine-month period offset by the impact of lower average selling prices.

Other Income and Expense

Interest expense was slightly higher in the nine months ended December 31, 2005 as compared to the comparable period in the prior year due to interest capitalization into fixed assets during the nine-month period ended December 31, 2004.

Interest income was lower in the nine months ended December 31, 2005 versus the comparable period in the prior year primarily due to the Company’s lower investments during the nine-month period in fiscal 2006 versus the corresponding period.

Other expense improved in the nine months ended December 31, 2005 versus the comparable period due to a charge of $1.2 million associated with the mark-to-market adjustment of an interest rate swap contract in the nine-month period ended December 31, 2004.

Income Taxes

The income tax benefit totaled $12.7 million for the nine months ended December 31, 2005, compared to an income tax expense of $1.3 million for the nine months ended December 31, 2004. The tax benefit is comprised of a reversal of $12.1 million relating to the finalization of an Internal Revenue Service examination for the fiscal years 1997 through 2003 as well as $1.5 million reversal in other prior tax contingencies which were not realized, $0.8 million in foreign income tax expense and $0.1 million in state income tax expense.

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

Business Units Comparison of Nine-Month Period Ended December 31, 2005, with the Nine-Month Period Ended December 31, 2004

Tantalum Business Unit

The following present the summarized results of the Tantalum business unit (dollars in millions):

	Nine Months Ended December 31,
	2005	2004

Net Sales	$212.8	$189.2
Operating Income/(Loss)	$1.8	$(5.7)

Net sales

The increase in net sales for the nine months ended December 31, 2005 as compared to the same period in 2004 is due to higher unit sales volumes.  Volumes increased by 29% period over period.  Average selling prices, however, tempered the effect as they declined by 9.1% adjusted for product mix.

Operating income/(loss)

The improvement in operating income/(loss) for the nine months ended December 31, 2005 is due to the higher sales volumes, lower material costs, lower restructuring charges and lower depreciation expenses.  Selling, general and administrative costs are allocated to the business units.  The explanations for those changes are discussed above.

Ceramics Business Unit

The following presents the summarized results of the Ceramics business unit (dollars in millions):

	Nine Months Ended December 31,
	2005	2004

Net Sales	$143.9	$134.7
Operating Income/(Loss)	$(9.8)	$(39.1)

Net sales

The increase in net sales for the nine-month period ended December 31, 2005 as compared to the same period a year ago was due to increased unit sales volumes.  Unit sales volumes increased 18% over this period; however, Average selling prices decreased by 17.5% on an adjusted product mix basis.

Operating income/(loss)

Operating loss improved for the nine-month period ended December 31, 2005 due to the higher unit sales volumes, lower material costs, lower depreciation expenses, and lower restructuring costs.  As previously stated, selling, general, and administrative costs are allocated to the business units.  The explanations for those changes are discussed above.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy its liquidity requirements primarily with cash and cash equivalents provided by operations and the sale of short-term investments.

The Company increased cash and cash equivalents by $25.7 million during the nine months ended December 31, 2005.  Cash was generated from operations, from investing activities, and from financing activities.  Each of these is discussed below:

Cash from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2005, generated $3.1 million compared to a usage of $17.5 million in the same period of the prior year. The increase in cash from operating activities in the current period was primarily a result of cash received from a federal tax refund and related interest of $10.4 million and a $7.9 million reduction in inventory offset by increases in accounts receivable of $13.3 million and decreases in accounts payable and accrued liabilities of $8.3 million and $9.2 million, respectively.  The increase in accounts receivable is due primarily to high volumes of sales in the third fiscal quarter 2006.  The decrease in accounts payable is due to timing of inventory receipts and subsequent payment during the fiscal third quarter 2006.  The decrease in accrued liabilities is due to the settlement of restructuring charges taken in previous quarters and the reduction of interest payable resulting from the Company making a semi-annual payment in November 2005.

Cash from Investing Activities

Cash flows from investing activities for the nine months ended December 31, 2005, generated $21.4 million compared to a usage of $143.2 million in the prior year. In the nine months ended December 31, 2005, $35.0 million of short-term investments matured offset by capital expenditures of $15.0 million.  In the nine-month period ended December 31, 2004, the uses of cash including the purchases of $104.1 million of long-term investments, purchases of $20.1 million of short-term investments, and capital expenditures of $27.6 million.

The Company currently estimates its capital expenditures for fiscal year 2006 to be in the range of $20 to $22 million.

Cash from Financing Activities

Cash flows from financing activities for the nine months ended December 31, 2005 and 2004, generated $1.3 million and $0.7 million, respectively.  In both periods, cash generated resulted primarily from stock options transactions and sales of common stock to the Company’s employee savings plan during the nine-month periods.

During the nine months ended December 31, 2005, the Company’s indebtedness did not change. The Company was in compliance with the covenants under its $100 million long-term debt as of the most recent reporting period.  In May 2006, a principal payment of $20 million will be due and is therefore presented as the Current portion of long-term debt on the Consolidated Balance Sheet at December 31, 2005.

KEMET believes its financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds and cash on hand.

Commitments

As of December 31, 2005, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see Note 7 to the consolidated financial statements), and debt, including interest payments, as follows (dollars in thousands):

	Fiscal years ending March 31,
	Remainder
	of 2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$1,666	$2,392	$1,856	$1,136	$612	$1,866	$9,528
Tantalum supply agreement	52	—	—	—	—	—	52
Debt	—	20,000	20,000	20,000	20,000	20,000	100,000
Interest payments	3,330	5,994	4,662	3,330	1,998	666	19,980
	$5,048	$28,386	$26,518	$24,466	$22,610	$22,532	$129,560

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2005), “Share-Based Payment”.  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements.  The cumulative effect of adoption, if any, will be measured and recognized in the consolidated statements of operations on the date of adoption.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”.  This statement amends (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” and removes the “so abnormal” criterion that under certain circumstances could have led to the capitalization of these items.  SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43.  SFAS No. 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 151 will have on its consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  This statement replaces Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  In addition, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 is effective for all fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ended March 31, 2005, Form 10-K, Part II, Item 7 A, is still applicable and updated through December 31, 2005 (see Note 3 to the consolidated financial statements).

ITEM 4. Controls and Procedures

(a). The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, which is the end of the period covered by this report.

(b). During the third quarter of fiscal year 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Other than as reported in the Company’s fiscal year ended March 31, 2005, Form 10-K under the caption “Item 3.  Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.  The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with any certainty.  However, in the opinion of management, based on its examination of these matters and its experience to date, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Company’s Consolidated Balance Sheets and expected insurance proceeds, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

ITEM 1a.  Risk Factors

There are no material changes in the risk factors discussed in the Company’s fiscal year ended March 31, 2005 Form 10-K, Part I, Item 1.

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

Date: February 9, 2006

KEMET Corporation

/S/ David E. Gable
David E. Gable
Senior Vice President and Chief Financial Officer