Form 10-K
period 2006-03-31
KEMET CORP
filed 2006-06-14
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is not required to file reports pursant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒                        Accelerated filer ☐                        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes  ☒ No

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of September 30, 2005, computed by reference to the closing sale price of the registrant’s Common Stock was approximately $726,513,000.

Number of shares of each class of Common Stock outstanding as of May 31, 2006: Common Stock, $.01 Par Value 86,945,905

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held July 26, 2006 are incorporated by reference in Part III, and Part IV of this report.

PART I

ITEM 1.                BUSINESS

General

KEMET Corporation, which together with its subsidiaries is referred to herein as “KEMET” or the “Company”, is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors (“MLCC”), and solid aluminum capacitors. For the year ended March 31, 2006 (“fiscal year 2006”), KEMET generated net sales of $490.1 million, up 15.2% from $425.3 million in fiscal year 2005. In fiscal year 2006, total net sales were broken down geographically as follows: North America and South America (“Americas”) sales were approximately 42.4%, Asia and Pacific Rim (“APAC”) sales were approximately 38.9%, and Europe, Middle East and Africa  (“EMEA”) sales were approximately 18.7%. During fiscal year 2006, the Company shipped approximately 40.1 billion capacitors compared to 33.6 billion in fiscal year 2005.

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

Since its divestiture from Union Carbide Corporation (“UCC”) in December 1990, KEMET’s business strategy is to be the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers (“OEM”), Electronics Manufacturing Services providers (“EMS”), and electronics distributors. The Company’s customers include Alcatel, Arrow Electronics, Avnet, Bosch, Celestica, Delphi, Flextronics, Hewlett-Packard, Hon Hai, IBM, Intel, J.C. Tally, Jabil, Jaco, Motorola, Sanmina-SCI, Siemens, Solectron, TRW, TTI, and Visteon. KEMET reaches these customers primarily through a direct, salaried sales force that calls on customers located around the world.

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

The Board of Directors has previously authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2006, the Company had made purchases of 2.1 million shares for $38.7 million, none of which occurred during fiscal year 2006. The Company does not anticipate any further stock purchases under this authorization. Approximately 615,000 treasury stock shares were subsequently reissued in connection with the exercise of employee stock options. At March 31, 2006, the Company held approximately 1,224,000 treasury shares at a cost of approximately $22.6 million.

Stock Splits

In September 1995, the Company’s Board of Directors declared a two-for-one stock split whereby one additional common share, par value $.01, was issued for each common share outstanding to shareholders of record on September 13, 1995.

In May 2000, the Board of Directors declared an additional two-for-one stock split. The record date for this stock split was May 24, 2000, with distribution of the additional shares on June 1, 2000.

Outstanding Debt

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998. These Senior Notes have a final maturity date of May 4, 2010, with required annual principal payments of $20 million which began on May 4, 2006.

The Capacitor Industry

Because of a capacitor’s fundamental nature and widespread application, demand for capacitors tends to reflect the general demand for electronic products, which, though cyclical, has been growing over the past several decades. Growth in the electronics market and the corresponding growth in the capacitor market was fueled by:

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

Management believes that sales of surface-mount capacitors, including multilayer ceramic, tantalum, and solid aluminum capacitors will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets, because technological breakthroughs in electronics are regularly expanding the number and type of applications for these products.

Our Strategy

KEMET has used its position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of its customers. Key elements of the Company’s strategy are centered around five themes (the “Themes”). These Themes are the foundation and focus areas of KEMET’s strategy.

1.                The math must work. KEMET believes that in order to effectively serve its customers, which in-turn will result in serving its shareholders, partners, and employees, it must be a profitable organization. Accordingly, KEMETs strategies and business decisions must be grounded with focus on the financial impact of a particular decision or strategy. The financial impact must consider both long-term results as well as short-term results. Investment of KEMET’s resources (both capital and human) will be influenced by the Theme, The math must work.

2.                Hear the customer and be responsive. KEMET believes the Company’s growth and profitability will be influenced based on its ability to satisfy its customers’ needs. Customer needs are constantly changing. Customer priorities are constantly evolving. KEMET’s focus is to be ever attentive to the customers and quickly adapt to their needs and requirements. Maintaining and expanding KEMET’s existing relationship with customers is considered key to its success. KEMET seeks to continue growing with emerging electronics companies around the globe through its distributor network and its direct sales force. Customers around the globe are demanding increased levels of service to provide ease of ordering, just-in-time delivery to multiple facilities, flexible scheduling, computerized paperless purchasing, specialized packaging, and a full breadth of product offerings. KEMET believes that it has responded to each of these customer needs and positioned the Company to capture a larger portion of OEM and EMS capacitor supply requirements.

3.                Light the fire—show you care. KEMET believes that a positive, serving attitude of its employees is a key strategy that will add to its growth. Maintaining and expanding the customer base will be influenced by being responsive to its customers’ needs and requirements. By showing the customer that they are valued and that their satisfaction is the number one priority, customer loyalty will be enhanced.

4.                Build what the customer wants—in the meantime sell what we have. Customers’ needs are constantly evolving. Customers’ preferred suppliers will provide products that fill their current and future product needs. KEMET recognizes the importance of providing products that fill the customers’ unique requirements. KEMET manufactures a full line of products with different specifications in order to respond to the needs of its customers. During fiscal year 2006, the Company shipped approximately 40.1 billion capacitors of various types, with types being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking, and packaging.

5.                Become the capacitance company. Customers prefer to be able to satisfy their varied capacitor product needs through one supplier. This procurement approach provides the customer with a number of benefits—greater volume of products usually results in buying power and reduced prices, less administrative expenses, more flexibility, and more customer service. In order to capitalize on this desire by the customer, KEMET is focused on being considered the capacitance company by its customers—the supplier of choice for all capacitance needs. KEMET currently is a provider of tantalum capacitors, ceramic capacitors, and solid aluminum capacitors.  High-frequency electronics are evolving very rapidly. There are significant differences between the functional characteristics and the cost of tantalum, ceramic, and solid aluminum capacitors. Electronics designers choose from among these capacitor technologies based on the functional and cost requirements of specific applications. Most of KEMET’s competitors focus on one of these capacitor technologies. KEMET has the most complete line of capacitor technologies across these primary capacitor types. KEMET has expanded its product line, as well as its capacity, through an acquisition that it considers strategic. In April 2006, KEMET acquired the Tantalum Business Unit of EPCOS AG. This acquisition provides KEMET with access to new markets and new customers, notably in the European automotive and telecommunications industries.

In addition to the five Themes, KEMET has established eight priorities (“the Priorities”) as primary areas of focus. These Priorities are:

1.                Flatten the organization—and continually build an effective and lean organization. KEMET believes that a flat organization (fewer levels of management) is a more effective and more customer responsive organization. KEMET has attempted to establish an organization structure with this in mind. The Company organized into two distinct business units: Tantalum Business Unit and Ceramics Business Unit. Each of these business units is responsible for its entire operations including sales, manufacturing, and research and development efforts. In addition, the Company implemented regional sales units to provide better customer responsiveness. The regional sales units are broken down by geographic region: the Americas, APAC, and EMEA. KEMET believes that this structure brings decision ownership and accountability to the proper level in the organization—the person closest to the customer that has the knowledge and authority to make the best and quickest decisions for the Company. This structure has been established with shared goals and objectives, and provides incentives and rewards based on shared success.

2.                Leverage technology—deliver what the customer wants, focus on speed-to-market, and do it right the first time. The capacitor industry serves the dynamic electronics marketplace. The electronics marketplace is continually under pressure to improve product functionality, decrease size, increase speed, and decrease cost, among other market pressures.  KEMET attempts to serves this market with a focus on these needs—provide what the customer wants, do it in a timely manner, and do it right the first time. KEMET attempts to understand the customers’ needs by staying close to the research and development facilities of its customers. KEMET has a Product Line Management and a Technical Sales Consultant organization which has, as part of their primary functions, the charter to understand the customers’ technical needs and plans, and convey that information to KEMET’s technology organization so that KEMET provides what the customers want, in the time period they want it. In fiscal year 2006 KEMET released over 1,000 new products, 114 of which were first to market (which is a product not currently supplied by any competitor).

3.                Quality and Reliability must be a given in the minds of our customers. KEMET is a leader in an industry in which customers require high quality standards and exacting product specifications. The Company has built its brand reputation on continuous improvements and a company-wide commitment to quality products and services. Ranked best in class by independent surveys and recognized by numerous customer awards, KEMET strives to exceed customer expectations to achieve preferred supplier status. The Company continues to utilize Lean and Six Sigma methods to drive towards zero defects while increasing process speed and eliminating non-value added      activities.

4.                Short work-in-process (“WIP”) and one roof strategy. KEMET believes that to be an efficient manufacturer and to build products cost effectively, it must optimize the use of manufacturing space and capital. Minimizing WIP improves both areas by reducing the amount of floor space required to store this inventory, and by reducing the costs of the Company to finance this inventory. KEMET has made it a priority to focus on minimizing WIP in order to obtain the benefits mentioned. Additionally, KEMET believes that building the product, from start to finish, under one roof (in one factory) improves efficiency, reduces material handling, and also minimizes WIP.

5.                Build product in low cost locations world wide. KEMET’s customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component manufacturers. The Company believes that it has achieved a strong position as an overall low-cost producer of capacitors. To maintain this position, it is constantly seeking to reduce material and labor costs, develop cost-efficient manufacturing equipment and processes, and design manufacturing plants for efficient production. KEMET believes that manufacturing in low cost areas is a key component of its manufacturing strategy. KEMET has manufacturing facilities in  South Carolina, Mexico and China. In July 2003, the Company announced a reorganization of its operations that will result in relocating production facilities from the United States to low-cost locations in Mexico and China. A production facility opened in Suzhou, China, in October of 2003, and a second facility opened in May of 2005. KEMET also believes that building product close to the customer that will use the product is critical. Customers want to have their supply provider in close proximity to their manufacturing facilities. This closeness gives them a shorter lead-time, from ordering to receipt, and improves their just-in-time planning.

6.                The people at the front lines call the shots. KEMET believes that to be responsive to customer demands and needs it is best to have the people that are closest to the customer, the people at the front line, that have the knowledge and ability to make the correct decisions that support the customer, have the authority and responsibility to make those decisions.

7.                Brand KEMET globally. KEMET believes its reputation as a high quality, high reliability product supplier, that provides superior customer service, and low cost products, is part of the KEMET brand.  KEMET feels that its brand has value which results in repeat business. Accordingly, KEMET has established marketing its brand as a priority.

8.                Easy-To-Buy-From (“ETBF”). KEMET believes that it is a market leader in reliable and timely delivery of capacitor products. As most customers have moved to just-in-time inventory management, the timeliness and reliability of shipments by their suppliers have become increasingly important. The Company has designed its manufacturing facilities and ETBF order entry system to respond quickly to customer needs. KEMET’s order entry system provides on-line pricing, scheduled delivery dates, and accurate inventory information; and it provides a direct link between the Company and its major distributors.

Markets and Customers

KEMET’s products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer and aerospace industries. KEMET also sells an increasing number of its products to EMS providers, which also serve OEMs in these industries. The Company is not dependent on any one customer or group of related customers; although two customers in fiscal year 2006, and two customers in fiscal year 2005 have accounted for over 10% of the Company’s net sales. The Company’s top 50 customers accounted for approximately 95.9% of the Company’s net sales during fiscal year 2006.

The following table presents an overview of the diverse industries that incorporate the Company’s capacitors into their products and the general nature of those products.

Industry	Products
Automotive	Audio systems, power train electronics, instrumentation, airbag systems, anti-lock braking systems, electronic engine controls, air conditioning controls, and security systems
Business Equipment	Copiers, point-of-sale terminals, and fax machines
Communications	Cellular phones, telephones, switching equipment, relays, base stations, and wireless infrastructure
Computer-related	Personal computers, workstations, mainframes, computer peripheral equipment, power supplies, disk drives, printers, and local area networks
Industrial	Electronic controls, measurement equipment, instrumentation, and medical electronics
Consumer	DVD players, MP3 players, and game stations
Military/Aerospace	Avionics, radar, guidance systems, and satellite communications

KEMET produces a small percentage of its capacitors under military specification standards sold for both military and commercial uses. The Company does not sell any of its capacitors directly to the United States government. Although the Company does not track sales of capacitors by industry, the Company estimates that sales of its capacitors to OEMs that produce products principally for the military and aerospace industries accounted for less than 2% of its net sales during fiscal year 2006. Certain of the Company’s other customers may also purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

KEMET’s domestic sales, and most of its international sales, are made primarily through the Company’s direct sales and customer service employees. The Americas sales staff is organized into four regions supported by field offices. A substantial majority of the Company’s international sales are made through regional offices in Europe, Asia; Canada; Mexico; and Brazil. The Company also has independent sales representatives located in South Korea, Puerto Rico, and the United States.

KEMET markets and sells its products in its major markets primarily through a direct sales force. In addition, KEMET also uses independent commissioned representatives. The Company believes its direct sales force creates a distinctive competence in the market place and has established strong relationships with its customers. With a global sales organization that is customer-based, KEMET’s direct sales personnel from around the world serve on KEMET Global Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility to specific customer locations, guided by an overall account strategy for each customer.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 58%, 52%, and 51% of the Company’s net sales in fiscal years 2006, 2005, and 2004, respectively. In fiscal years 2006, 2005 and 2004, two distributors of passive components each accounted for more than 10% of net sales.

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

Sales by Geography

In fiscal year 2006, total net sales were broken down geographically as follows: the Americas sales were approximately 42.4%, APAC sales were approximately 38.9%, and EMEA sales were approximately 18.7%. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company’s capacitor market shares in Asian and European markets tend to be significantly lower than in the United States because some international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company’s international sales are made to foreign operations of United States manufacturers. A portion of the Company’s European sales are denominated in local currencies including the euro; therefore, a significant appreciation of the United States dollar against such foreign currencies or the euro would reduce the gross profit realized by the Company on its European sales as measured in United States dollars. Substantially all of the Company’s European export shipments are made duty-paid, free delivery as required by local market conditions (see Note 9 to consolidated financial statements).

Inventory and Backlog

Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, cancellations have not been significant to date.

The backlog of outstanding orders for the Company’s products was $94.6 million and $50.2 million at March 31, 2006, and 2005, respectively. The current backlog is expected to be filled during the first quarter of fiscal year 2006. Most of the orders in the Company’s backlog may be cancelled by its customers, in whole or in part, although some may be subject to penalty.

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

The Company’s major United States competitors include AVX Corporation and Vishay Intertechnology, Inc., in the production of tantalum and ceramic capacitors. The Company’s major foreign competitors include Kyocera/AVX Corporation, Murata Manufacturing Company Ltd., Samsung Electronics Co. Ltd., TDK Corporation, Yageo, and Taiyo Yuden in the production of ceramic capacitors and NEC Corporation, EPCOS (until April 2006 when the business unit was acquired by KEMET), Kyocera/AVX Corporation and Samsung Electronics Co. Ltd. in the production of tantalum capacitors.

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

During fiscal year 2001, the Company entered into a joint venture agreement with Australasian Gold Mines NL, which subsequently changed its name to Tantalum Australia NL (“TAA”), to establish an independent source of tantalum to meet the increasing demand for tantalum capacitors from key customers. This transaction closed in April 2001, and included KEMET acquiring a ten percent equity interest in TAA. Upon successfully achieving the objective of establishing an independent source of tantalum material, KEMET relinquished its interest in the joint venture. KEMET retained its equity interest in TAA, which has been reduced to less than five percent on a fully-diluted basis.

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

Patents and Trademarks

At March 31, 2006, the Company held 65 United States and 36 foreign patents and 7 United States and 64 foreign trademarks. The Company believes that the success of its business is not materially dependent on the existence or duration of any patent, license, or trademark other than the name “KEMET.” The Company’s engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company’s manufacturing facilities and reduce costs.

Research and Development

Research and development expenses were $26.0 million for fiscal year 2006, $26.6 million for fiscal year 2005 and $24.4 million for fiscal year 2004.. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company’s products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

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

Employees

As of March 31, 2006, KEMET had approximately 9,000 employees, of whom approximately 1,000 were located in the United States, approximately 6,900 were located in Mexico, 1,000 in China, and the remainder were located in the Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,000 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico are denominated in Mexican pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company’s labor costs in Mexico.

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

Code of Business Integrity and Ethics

The Company maintains a Code of Business Integrity and Ethics (the “Code”) that is followed by all of the management of KEMET. This includes the Chief Executive Officer, the Chief Financial and Accounting Officer, the accounting staff and other members of management. The Company’s website includes a copy of the Code, and it can be downloaded free of charge at http://www.kemet.com. A copy of the Code has been included as an Exhibit to the 2006 Annual Report filed on Form 10-K.

ITEM 1A.        RISK FACTORS

Safe Harbor Statement

From time to time, information provided by the Company, including but not limited to statements in this report or other statements made by or on behalf of the Company, may contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements involve a number of risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth herein under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. The Company intends that these forward-looking statements be subject to the safe harbor created by that provision. These forward-looking statements involve risks and uncertainties beyond the Company’s control. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future events, plans, or expectations contemplated by the Company will be achieved. Furthermore, past performance in operations and share price is not necessarily predictive of future performance. Finally, the Company cannot assume responsibility for certain information that is based upon market estimates.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET’s actual results and could cause KEMET’s actual consolidated results for the first quarter of fiscal year 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

Cyclical changes in the electronics industry could result in significant fluctuations in demand for our products, reducing our profitability.

Our products are used in the electronics industry, which is a highly cyclical industry. The demand for capacitors tends to reflect the demand for products in the electronics market. Our customers’ requirements for our capacitors fluctuate as a result of changes in general economic activity and other factors that affect the demand for their products. During periods of increasing demand for their products, they typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, they may rapidly decrease orders for our products while they use up accumulated inventory. Business cycles vary somewhat in different geographical regions, such as Asia, and within customer industries. We are also vulnerable to general economic events beyond our control and our sales and profits may suffer in periods of weak demand.

We must consistently reduce the total costs of our products to combat the impact of downward price trends.

Our industry is intensely competitive and prices for existing products tend to decrease steadily over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of using our parts. To remain competitive, we must achieve continuous cost reductions through process and product improvements. We must also be in a position to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. Our growth and the profit margins of our products will suffer if our competitors are more successful in reducing the total cost to customers of their products than we are.

An increase in the cost of our principal raw materials could adversely affect profitability.

The principal raw materials used in the manufacture of our products are tantalum powder, palladium and silver. These materials are considered commodities and are subject to price volatility. Tantalum powder is primarily purchased under annual contracts, while palladium and silver are primarily purchased on the spot and forward markets, depending on market conditions. For example, if we believe that prices are likely to rise, we may purchase a significant amount of our annual requirements on a forward delivery basis.

Presently three suppliers process tantalum ore into capacitor-grade tantalum powder. Our management believes that the tantalum we require has generally been available in sufficient quantities to meet our requirements and that there are a sufficient number of tantalum processors relative to foreseeable demand. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that we may not be able to pass on to our customers.

Palladium is presently found primarily in South Africa and Russia. Although the palladium we require has generally been available in sufficient quantities, the limited number of palladium suppliers could lead to significant price fluctuations. For instance, in fiscal 2001 the price of palladium fluctuated between $554 and $1,090 per troy ounce. Such price increases and our inability to pass such price increases on to our customers could have an adverse effect on our profitability.

Silver has generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our silver requirements. An increase in the price of silver that we were not able to pass on to our customers could adversely affect our profitability.

We face intense competition in our business.

The capacitor business is highly competitive worldwide, with low transportation costs and few import barriers. Competition is based on factors such as product quality and reliability, availability, customer service, timely delivery and price. The industry has become increasingly concentrated and globalized in recent years, and our primary U.S. and non-U.S. competitors, some of which are larger than us, have significant financial resources.

We manufacture many of our capacitors in Mexico and China and future political or regulatory changes in Mexico or China could adversely affect our profitability.

Although we have not experienced significant problems conducting operations in Mexico or China, changes in local economic or political conditions or a change in the regulatory structure within Mexico or

China, such as the imposition of new tax regulations, could impact our production capability or adversely affect our results of operations or financial condition.

We may not be able to successfully integrate the Tantalum Capacitor Business or any future acquisitions with our operations.

Because the markets and industries in which we operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, we may not be able to integrate the Tantalum Capacitor Business of EPCOS without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing businesses and possible inconsistencies in standards, controls and procedures. In addition, we may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

Losing the services of our executive officers or our other highly qualified and experienced employees could harm our business.

Our success depends upon the continued contributions of our executive officers, many of whom have many years of experience with KEMET and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industry, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or cannot attract and retain other qualified personnel, our business could suffer through less effective management due to loss of accumulated knowledge of our business or through less competitive products due to a reduced ability to design, manufacture and market our products.

Environmental laws and regulations could limit our ability to operate as we are currently operating and could result in additional costs.

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances, and generate wastes, that are classified as hazardous. We require environmental permits to conduct many of our operations. Violations of environmental laws and regulations could result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes, or our disposal practices, could restrict our ability to operate as we are currently operating or impose additional costs. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

KEMET is headquartered in Simpsonville, South Carolina, and has a total of 11 manufacturing plants and distribution centers located in the southeastern United States, Mexico, and China. The manufacturing operations are in Simpsonville, South Carolina; Matamoros, Monterrey, and Ciudad Victoria, Mexico; and Suzhou, China, which opened in calendar year 2003. The Company’s existing manufacturing and assembly facilities have approximately 1.7 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under this program is afforded certain duty and tax preferences and incentives on products brought back into the United States. The Company has operated in Mexico since 1969 and approximately 77% of its employees are located in Mexico. The Company’s manufacturing processes and standards, including compliance with applicable environmental and worker safety laws and regulations, are essentially identical in the United States, Mexico and China. The Company’s Mexican and Chinese operations, like its United States operations, have won numerous quality, environmental, and safety awards.

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

The Company has listed its Mauldin, South Carolina and Shelby, North Carolina facilities with a real estate broker for sale. Accordingly, these facilities are presented on the Consolidated Balance Sheets as Property held for sale. The Company’s leased facility in Brownsville, Texas is being subleased to a third party.

The following table provides certain information regarding the Company’s principal facilities:

				Date
				Constructed,
				Acquired or
				First
	Square	Type of		Occupied by
Location	Footage	Interest	Description of Use	Company
Simpsonville, South Carolina	372,000	Owned	Manufacturing/Headquarters/ Tantalum Innovation Center	1963
Matamoros, Mexico	280,000	Owned	Manufacturing	1985
Monterrey, Mexico(1)	270,000	Owned	Manufacturing	1991
Ciudad Victoria, Mexico	259,000	Owned	Manufacturing	1999
Fountain Inn, South Carolina	249,000	Owned	Ceramics Innovation Center	1985
Monterrey, Mexico	262,000	Owned	Manufacturing	1996
Mauldin, South Carolina(2)	128,000	Owned	Idle—Property Held for Sale	1971
Suzhou, China(3)	127,000	Leased	Manufacturing	2003
Suzhou, China	143,000	Leased	Manufacturing	2005
Shelby, North Carolina(2)	117,000	Owned	Idle—Property Held for Sale	1981
Mauldin, South Carolina	80,000	Leased	Distribution/Storage	1976
Matamoros, Mexico	68,000	Owned	Idle—Ready for Sale	1977
Brownsville, Texas(4)	60,000	Leased	Shipping/Distribution	1992

(1)—Includes two manufacuturing facilities for Monterrey.

(2)—The Mauldin, South Carolina and Shelby, North Carolina facilities have been listed with a broker and are available for sale. The Company is reporting these facilities as Property held for sale on the Consolidated Balance Sheets.

(3)—Includes two separate manufacturing facilities, one became operational in the latter half of calendar year 2003 and one which is used for storage.

(4)—The Brownsville, Texas facility is being subleased to a third party. KEMET is leasing back 5,000 square feet.

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

In January 2005, the Company filed a lawsuit against AVX Corporation (“AVX”) to protect trade secrets relating to the development and manufacture of tantalum polymer capacitors. KEMET has been manufacturing these advanced components since 1999, and they now constitute the fastest growing segment of the tantalum capacitor market. KEMET was seeking judgment against AVX for actual and exemplary damages, attorney’s fees, and injunctive relief to eliminate any commercial advantage that otherwise would be derived by AVX from the misappropriation of KEMET trade secrets. While the Company still believes in the merits of the case, the lawsuit was dismissed in April 2005 in order to allow management to be able to focus on the important business challenges it was facing at the time of the dismissal of the suit.

In April 2006, Kuhnke GmbH, a manufacturer of electronic controls based in Germany, filed a law suit against KEMET and one of our German distributors. The law suit claims that certain parts manufactured by the Company failed thereby resulting in losses incurred by Kuhnke’s customer. The legal action seeks judgment against the Company and our German distributor in the amount of approximately EUR 1.3 million plus interest on the basis of the Company’s alleged failure to provide sufficient product monitoring information to the market. KEMET has carefully examined the facts in this case, and believes the claim by Kuhnke to be without merit. The Company is in the process of preparing its response to this legal action which will be filed in the German courts within the next few months.

Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuit would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company’s quarter ended March 31, 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol KEM. As required by Section 3.03A.12(a) of the NYSE listing standards, KEMET Corporation filed with the NYSE the annual certification of its Chief Executive Officer that he is not aware of any violation by the Company of the NYSE corporate governance listing standards. The Company had approximately 23,900 stockholders as of June 1, 2006, of which approximately 298 were stockholders of record. The following table represents the high and low sale prices of the Company’s Common Stock for the periods indicated:

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low
First Quarter	$7.76	$6.12	$15.11	$10.80
Second Quarter	$8.58	$6.32	$12.25	$7.80
Third Quarter	$8.70	$6.61	$9.35	$7.44
Fourth Quarter	$9.48	$7.31	$9.01	$7.70

The Company has not declared or paid any cash dividends on its Common Stock since the initial public offering in October 1992. The Company does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the capital requirements, operating results, and financial condition of the Company. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” contained in this Form 10-K for fiscal year 2006.

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

	Fiscal Years ended March 31,
	2006(1)	2005(1)	2004(1)	2003 (1)	2002
	Dollars in thousands except per share data
Income Statement Data:
Net sales	$490,106	$425,338	$433,882	$447,332	$508,555
Operating income/(loss)	(10,196)	(174,842)	(159,014)	(97,002)	(40,365)
Interest income	(5,640)	(6,295)	(3,847)	(3,818)	(9,809)
Interest expense	6,628	6,511	6,472	6,097	6,736
Net income/(loss)	$375	$(174,094)	$(111,975)	$(55,988)	$(27,289)
Per Share Data:
Net income/(loss) per share— basic	$0.00	$(2.01)	$(1.30)	$(0.65)	$(0.32)
Net income/(loss) per share—diluted	$0.00	$(2.01)	$(1.30)	$(0.65)	$(0.32)
Weighted-average shares outstanding
—Basic	86,721,589	86,518,923	86,412,281	86,167,563	85,773,763
—Diluted	86,779,653	86,518,923	86,412,281	86,167,563	85,773,763
Balance Sheet Data:
Total assets	$748,318	$758,097	$971,046	$1,101,010	$1,171,714
Working capital	269,339	184,579	313,731	463,535	454,776
Long-term debt(2)	80,000	100,000	100,000	100,000	100,000
Other non-current obligations	44,139	48,951	61,623	57,617	48,926
Stockholders’ equity	$512,703	$515,203	$684,478	$793,275	$855,045
Other Data:
Cash flow provided by (used in) operating activities	$40,422	$(12,752)	$38,452	$43,710	$(34,219)
Capital expenditures	22,846	39,581	25,835	22,197	78,546
Research and development	$25,976	$26,639	$24,449	$25,268	$26,334

(1)—Includes special charges of $17.3 million, $122.9 million, $108.9 million, and $75.9 million for the fiscal years ended March 31, 2006, 2005, 2004, and 2003 respectively, which are described in Item 7 under Results of Operations.

(2)—$20 million reclassified to short-term debt in fiscal year 2006 based on the terms of the debt agreement.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that the Company believes is useful in understanding KEMET’s operating results, cash flows, and financial condition for the three years ended March 31, 2006. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the “Safe Harbor Statement” and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

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

The Company’s business strategy is to generate revenues by being the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. The Company reaches these customers through a direct, salaried sales force that calls on customer locations around the world. In fiscal year 2006, total net sales were broken down geographically as follows: the Americas sales were approximately 42.4%, APAC sales were approximately 38.9%, and EMEA sales were approximately 18.7%.

The Company manufactures capacitors in the United States, Mexico, and China. Commodity manufacturing in the United States, for the most part, has been relocated (see “Enhanced Strategic Plan”) to the Company’s lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

Average Selling Prices (“ASPs”)—Capacitor average selling prices have trended down over the long-term growth period. KEMET estimates the historical average annual decrease in ASPs to be approximately 7% to 8%. This, in turn, requires the Company to effectively manage costs to remain competitive. An example of this is the Company’s decision to move the manufacture of commodity manufacturing to low-cost locations. (See “Enhanced Strategic Plan.”)

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

The four fiscal years following fiscal year 2001: fiscal year 2002, fiscal year 2003, fiscal year 2004, and fiscal year 2005 represent what the Company considers an unprecedented correction phase of the long-term growth trend. Demand decreased markedly, and the quarterly decline in ASPs was often in excess of the historical average annual decrease. During such a correction period, the Company is challenged with aligning costs with the reduced stream of revenues. The Company must remain financially sound with sufficient financial liquidity to not only operate effectively during the correction phase but also have the financial wherewithal to react when the next expansion cycle begins. During this correction phase, the Company initiated a number of initiatives (see Fiscal Year 2005 Special Charges and Fiscal Year 2004 Special Charges) to meet these challenges.

In fiscal year 2006, the Company believes that the unprecedented correction period concluded evidenced by lower percentage decreases in ASPs. As a matter of fact, the Company saw ASPs actually remain flat, adjusted for product mix during the last two fiscal quarters. However, the Company is unsure if these events mark the beginning of an expansion period or a new type of market phenomenon.

At March 31, 2006, the Company had $235.9 million of cash and short- and long-term investments. KEMET intends to satisfy both its short-term and long-term liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations. Please refer to the discussion below under the heading “Acquisition of the Tantalum Business Unit of EPCOS” for a discussion of the recent use of a portion of the Company’s cash and short- and long-term investments.

Business Segments

Effective October 1, 2005, the Company organized into two distinct business units: the Tantalum Business Unit (“Tantalum”) and the Ceramics Business Unit (“Ceramics”). Each business unit is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business units and are allocated to the business units. In addition, all corporate costs are also allocated to the business units.

Tantalum Business Unit

The Tantalum Business Unit operates in five manufacturing sites in the United States, Mexico, and China. This business unit produces tantalum and aluminum capacitors. The business unit also maintains a product innovation center in the United States. Sales of Tantalum’s products are made in all regions in the world.

Ceramics Business Unit

The Ceramics Business Unit operates in three manufacturing sites in Mexico and China. This business unit produces ceramic capacitors. In addition, the business unit also has a product innovation center in the United States. Sales of Ceramics’ products are made in all regions in the world.

Acquisition of the Tantalum Business Unit of EPCOS

On April 13, 2006, the Company completed its acquisition of the Tantalum Business Unit of EPCOS AG (“EPCOS”), a German entity, for a purchase price of approximately $103.0 million. The acquisition included the EPCOS’ tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. Of the total purchase price, KEMET paid cash of approximately $81.3 million and assumed certain liabilities and working capital adjustments of approximately $12.2 million. When the manufacturing and supply agreement expires in September 2006, the Company will make an additional cash payment of approximately $9.5 million.

The Company anticipates that this acquisition will further strengthen its global leadership position in the tantalum capacitor business and provide greater access to the European market and customers. The Company is in the process of recording the acquisition and will provide the necessary financial information in a later filing with the Securities and Exchange Commission.

Enhanced Strategic Plan of 2003

In July 2003, KEMET announced its Enhanced Strategic Plan (“Plan”) to enhance the Company’s position as a global leader in passive electronic technologies. KEMET believed that there had been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened closely to its customers’ description of their future directions, and aligned KEMET’s future plans closely with their plans. Building on the Company’s foundation of success in being the preferred supplier to the world’s most successful electronics manufacturers and distributors, KEMET began adapting so as to continue to succeed in the new global environment.

KEMET’s strategy had three foundations:

•       Enhancing the Company’s position as the market leader in quality, delivery, and service through outstanding execution;

•       Having a global mindset, with an increased emphasis on growing KEMET’s presence in Asia; and

•       Accelerating the pace of innovations to broaden the Company’s product portfolio.

To execute the Plan, KEMET substantially reorganized its operations around the world. Several KEMET facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET recorded special charges of approximately $41.9 million over the period of the reorganization related to movement of manufacturing operations. This has yielded an approximate one-year payback based on unit volumes at the time of the announcement, and a $50-$60 million savings with volume recovery by fiscal year 2007, if unit growth continues as it has in recent quarters. In addition, there were special charges reflecting the change in status of the facilities that were vacated through this move. The timing of the special charges was dependent on the timing of operational decisions   The Company still has two remaining moves, which are scheduled to be completed in fiscal year 2007. See Fiscal Year 2006 Special Charges, Fiscal Year 2005 Special Charges, and Fiscal Year 2004 Special Charges under Results of Operations.

KEMET in the United States

KEMET’s corporate headquarters will remain in Greenville, South Carolina, though individual functions will evolve to support global activities in Asia, Europe, and North America, either from Greenville, South Carolina or through locations in appropriate parts of the world.

Commodity manufacturing currently in the United States has been substantially relocated to the Company’s lower-cost manufacturing facilities in Mexico and China. There are two remaining moves currently underway which are scheduled to be completed by the end of fiscal year 2007. Production that remains in the United States will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

KEMET in Mexico

KEMET believes its Mexican operations are among the most cost efficient in the world, and they will continue to be the Company’s primary production facilities supporting North American and some European customers. One of the strengths of KEMET Mexico is that it is truly a Mexican operation, including Mexican management and workers. These facilities are responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros will remain focused primarily on tantalum capacitors, and the facilities in Monterrey will continue to support ceramic capacitors.

KEMET in China

In recent years, low production costs and proximity to large, growing markets have caused many of KEMET’s key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support its customers’ Asian operations. The Company’s initial China production facility in Suzhou near Shanghai commenced shipments in 2003. The Company began shipping products from its second production facility in Suzhou in 2005. Manufacturing operations in China will continue to grow, and KEMET anticipates that production capacity in China may be equivalent to Mexico within two to three years, with most of the equipment to support these operations being transferred from existing capacity in the United States or Mexico. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET’s objective of being a global company. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company’s customer base in Asia.

KEMET in Europe

As previously mentioned, the Company completed the acquisition of the Tantalum Business Unit of EPCOS on April 13, 2006. This acquisition has provided the Company with manufacturing operations in Europe. KEMET will, in addition, maintain and enhance its strong European sales and customer service infrastructure, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

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

The Company’s estimates and assumptions are based on historical data and other assumptions that KEMET believes are reasonable. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

The judgments are based on management’s assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in the Consolidated Financial Statements. It is important that a reader of the financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

KEMET’s management believes the following critical accounting policies contain the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

•       INVENTORIES. Inventories are valued at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value. The valuation of inventories requires management to make estimates. For instance, units shipped decreased substantially after fiscal year 2001 and reduced the turnover of finished goods inventories. The Company also must assess the prices at which it believes the finished goods inventory can be sold compared to its cost. A sharp decrease in unit demand could adversely impact earnings as the reserve estimates could increase. Conversely, a sharp increase in unit demand could favorably impact earnings as the reserve estimates could decrease.

The net realizable value of raw materials purchased under long-term supply contracts also requires significant judgments by management. In fiscal years 2004 and 2003, the Company recorded losses totaling $53.2 million related to tantalum raw material. In fiscal year 2004, the Company wrote down approximately $12.4 million under a tantalum supply agreement. In fiscal year 2003, the Company wrote down approximately $16.4 million in on-hand inventory of tantalum powder and wire and approximately $24.4 million related to contractual commitments to purchase tantalum powder and wire at prices above market. This was done because the current market prices of tantalum were substantially below the prices carried in tantalum raw materials inventory, and the Company was committed to purchase tantalum in the future under a long-term contract. These actions involved significant judgments on the part of the Company, including determining the amount of losses, their timing, and their amount.

The determination was made after management concluded that the substantial decline in the demand for tantalum capacitors was likely to continue for the foreseeable future. Combining this assessment with the worldwide overcapacity in tantalum production, KEMET could not foresee when tantalum prices might recover from their depressed levels. This determination was made after it was apparent that customers’ inventory levels had dropped without any effect on the demand or pricing for tantalum capacitors and after the settlement of tantalum pricing litigation. Although the Company believes that the losses as well as their timing were appropriate under the circumstances, visibility for future demand and pricing is limited, and the judgments made by management necessarily involved subjective assessments.

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

During fiscal year 2005, the Company renegotiated the contract with Cabot Corporation associated with the tantalum purchase commitment. Due to the changes made in the contract, a portion of the 2004 and 2003 purchase commitment losses were reversed. In the fiscal year ended March 31, 2005, the Company decreased its purchase commitment liability by recognizing a gain of $11.8 million. As of March 31, 2006, the Company had purchased the inventory that was committed to be purchased under the agreement.

•       ASSET IMPAIRMENT—GOODWILL and LONG-LIVED-ASSETS. KEMET adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are to be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142.

Effective October 1, 2005, the Company organized into two distinct Business Units: the Tantalum Business Unit and the Ceramics Business Unit. Accordingly, the Company had to alter the method which it used to test for goodwill impairment. The Company evaluated its goodwill on a reporting unit basis consistent with the provisions of SFAS No. 142. This required the Company to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. At December 31, 2005, the Company determined that no goodwill impairment existed.

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

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting units, as defined under SFAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets.

On an ongoing basis, KEMET expects to perform its impairment tests during the first quarter of each fiscal year and when otherwise warranted. In accordance with SFAS No. 142, KEMET completed its annual goodwill impairment test in the first quarter of fiscal years 2006, 2005, and 2004, none of which indicated impairment. During the fourth quarter 2005, KEMET completed another goodwill impairment test due to the asset impairment the Company recorded in fiscal fourth quarter 2005. See below for a discussion on the fiscal fourth quarter 2005 Asset Impairment. This test yielded no goodwill impairment.

As of March 31, 2006, KEMET had unamortized goodwill in the amount of $30.5 million.

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

Using the factors above, a test for recoverability of the Company’s tantalum and ceramic assets was performed as of March 31, 2005. The results of the test for recoverability indicated that the carrying amount of the long-lived assets exceeded the estimated future undiscounted cash flows. As a result, KEMET calculated the excess of the carrying amount of the long-lived assets over its fair value on a pre-tax discounted cash flow basis using the factors above. The discount rate used was an estimation of KEMET’s pre-tax, weighted-average cost of capital. The Company, accordingly, recognized a non-cash impairment charge of $100.2 million ($44.2 million for tantalum products and $56.0 million for ceramic products). The Company believed that it was appropriate to record these impairments due to continued erosion in average selling prices which have been greater than historical reductions. (For further discussion, see Fiscal Year 2005 Special Charges.)

Future changes in assumptions may negatively impact future valuations. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company’s financial condition and operating results.

•       REVENUE RECOGNITION. The Company recognizes revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

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

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction. The Company established reserves for its SFSD program based primarily on certain distributors’ actual inventory levels comprising 91% to 95% of the total global distributor inventory. The remaining 5% to 9% is estimated based on actual distributor inventory and current sales trends. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date. From time to time, the Company “builds-up” inventory levels due to factors such as anticipated future demand exceeding capacity and when the Company moves manufacturing from one location to another location. When the distributors “build-up” inventory levels, the estimation of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount. However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

The establishment of these reserves is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included in the line item Accounts receivable on the Consolidated Balance Sheets.

•       POSTRETIREMENT BENEFITS. KEMET’s management, along with the assistance of an actuarial firm, performs an actuarial valuation of the fair values of its postretirement plans’ benefit obligations. Management makes certain assumptions that have a significant effect on the fair value of the obligations such as the:

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

Management bases its assumptions on either historical or market data that it considers reasonable. Variations in these assumptions could have a significant effect on the amounts reported through the Consolidated Statements of Operations.

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

•       INCOME TAXES. Income taxes are accounted for under the asset and liability method, as prescribed by SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.

Management believes that it is more likely than not that the net deferred taxes for the United States, Switzerland, China and Australia will not be realized, based on the scheduled reversal of deferred tax liabilities, the recent history of cumulative losses, and the insufficient evidence of projected future taxable income to overcome the loss history. Management has provided a valuation allowance related to any benefits from income taxes resulting from the application of a statutory tax rate to the deferred tax assets. KEMET continues to have small net deferred tax assets (future tax benefits) in several other countries which the Company expects to realize assuming, based on certain estimates and assumptions, sufficient taxable income in certain foreign tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to reduce the value of the deferred tax assets resulting in additional tax expense.

Results of Operations

Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors.

The following table sets forth for the periods indicated certain of the Company’s financial data:

	Fiscal Years ended March 31,
	2006	2005	2004
Net sales	$490,106	$425,338	$433,882
Operating costs and expenses:
Cost of goods sold	399,264	402,974	413,980
(Gain)/loss on long-term supply contract	—	(11,767)	12,355
Selling, general and administrative expenses	49,660	51,734	51,246
Research and development	25,976	26,639	24,449
Pension settlement charges	—	618	50,398
(Gain)/loss on sale of intellectual property	(2,917)	—	—
Restructuring and impairment charges	28,319	129,982	40,468
Operating loss	(10,196)	(174,842)	(159,014)
Other (income) and expense	1,904	(2,633)	(686)
Loss before income taxes	(12,100)	(172,209)	(158,328)
Income tax (benefit)/expense	(12,475)	1,885	(46,353)
Net income/(loss)	$375	$(174,094)	$(111,975)

The following table sets forth, for the periods indicated, the percentage increase/(decrease) from the preceding fiscal year of certain items of the Company’s financial data:

	Fiscal Years ended March 31,
	2006	2005
Net sales	15%	(2)%
Operating costs and expenses:
Cost of goods sold	(1)%	(3)%
(Gain)/loss on long-term supply contract	(100)%	(195)%
Selling, general and administrative expenses	(4)%	1%
Research and development	(2)%	9%
Pension settlement charges	(100)%	(99)%
Gain on sale of intellectual property	100%	0%
Restructuring and impairment charges	(78)%	221%
Operating loss	(94)%	10%
Other (income) and expense	(172)%	284%
Loss before income taxes	(93)%	9%
Income tax (benefit)/expense	(762)%	(104)%
Net income/(loss)	(100)%	55%

Comparison of Fiscal Year 2006 to Fiscal Year 2005

Overview:

Net sales:

Net sales for fiscal year 2006 were $490.1 million, which represented a 15.2% increase from fiscal year 2005 net sales of $425.3 million. The increase in net sales was primarily attributable to a 19% increase in units shipped offset by a 3% decline in capacitor average selling prices (“ASPs” or “ASP”). Unit volumes shipped were approximately 40.1 billion units as compared to 33.6 billion units in fiscal year 2005. With the exception of fiscal year 2004 and the first half of fiscal year 2005, ASPs historically decreased approximately 7% to 8% annually. During fiscal year 2004 and the first half of fiscal year 2005, ASP decreases significantly exceeded their historical averages. During the last six months of fiscal year 2005, ASPs declined on more historical levels.

Cost of good sold:

Cost of goods sold for the fiscal year ended March 31, 2006, was $399.3 million as compared to $403.0 million for the fiscal year ended March 31, 2005, a 1.0% decrease. The decrease in cost of goods sold occurred even though there was an increase in unit volumes, which increased 19.0% in fiscal year 2006 versus fiscal year 2005. The Company believes many of the actions it initiated or carried out during fiscal years 2006, 2005, and 2004 (see Fiscal Year 2006 Special Charges, Fiscal Year 2005 Special Charges, and Fiscal Year 2004 Special Charges) resulted in lower costs and more efficient operations and accounted for the relatively low percentage decrease in cost of goods sold versus the higher increase in volumes. In addition, manufacturing throughput increased in fiscal year 2006 as higher volumes resulted in the absorption of fixed costs over more units versus fiscal year 2005.

Research and development:

Research and development expenses were $26.0 million for fiscal year 2006, compared to $26.6 million for fiscal year 2005. These costs reflect the Company’s continuing commitment to the development and introduction of new products such as the new 7 milliohm ESR T520V and T520D Tantalum cases and Ceramic Commercial-Off-The-Shelf surface mount capacitors. While these advancements extend the Company leading position in certain capacitor technology, the new products did not have a material impact on revenues or cost of goods sold in either fiscal year 2006 or 2005. It is the Company’s intent to continue to invest approximately 5% of net sales in research and development.

Special charges:

Special charges for the fiscal year ended March 31, 2006, were $17.3 million as compared to $122.9 million for the prior fiscal year. The following table reflects the charges in both fiscal years (in millions):

	Fiscal Years ended March 31,
	2006	2005	Change
Manufacturing relocation	$7.9	$7.8	$0.1
Reduction in workforce	7.0	11.5	(4.5)
Equipment write-offs	—	8.5	(8.5)
Lamina investment write-off	—	2.4	(2.4)
Long-term asset impairment	—	100.2	(100.2)
Termination of a contract	0.8	—	0.8
Impairment loss on real property	12.1	—	12.1
Loss on sale of property	1.4	—	1.4
Reversals of previous restructuring accruals	(0.9)	(0.4)	(0.5)
Restructuring and impairment charges	28.3	130.0	(101.7)
Pension plan settlement charges	—	0.6	(0.6)
Gain on long-term supply contract	—	(11.8)	11.8
Writedown of an investment in an unconsolidated subsidiary	0.6	—	0.6
Tax benefit not previously recognized	(12.1)	—	(12.1)
Acquisition related charges	0.5	—	0.5
Accelerated depreciation	—	4.1	(4.1)
Total special charges	$17.3	$122.9	$(105.6)

The charges are explained in detail by quarter for both fiscal year 2006 and 2005 later in this section.

Operating  loss:

The operating loss for the fiscal year ended March 31, 2006, was $10.2 million compared to $174.8 million in the prior year. The decrease in operating loss from the prior year was principally from a combination of the aforementioned higher sales levels, lower depreciation costs due to the asset impairment taken in fiscal year 2005, and lower special charges.

Other (income)/expense:

Other (income)/expense decreased in fiscal year 2006 compared to fiscal year 2005 partially as the result of the receipt of proceeds from an insurance policy on a former executive officer of the Company during fiscal year 2005 in which the Company was the beneficiary. This amount is included in Other income in fiscal year 2005.

Income taxes:

The effective tax rate for fiscal year 2006 was 103.1%, resulting in a tax benefit of $12.5 million. This compares to an effective tax rate of (1.1)% for fiscal year 2005 that resulted in tax expense of $1.9 million. The majority of the tax benefit for 2006 was the recognition of a $12.1 million tax benefit based on the finalization of an Internal Revenue Service examination for the fiscal years 1997 through 2003. The Company also recognized a $1.5 million tax benefit due to transfer pricing adjustments from 2000 through 2004 related to its Mexican subsidiary. Even though the Company has a worldwide pre-tax loss for fiscal year 2006, income tax expense is still being generated by various foreign jurisdictions. No tax benefit is recognized for the domestic tax loss for fiscal year 2006 due to the establishment of a valuation allowance during fiscal year 2004. Future fluctuations in the valuation allowance are expected to result in a tax rate below the 30% to 36% historical average.

Fiscal Year 2006 Special Charges

A summary of the special charges incurred in fiscal year 2006 is as follows (in millions):

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation	$2.5	$3.1	$1.3	$1.0	$7.9
Reduction in workforce	5.2	—	1.8	—	7.0
Termination of a contract	0.8	—	—	—	0.8
Impairment loss on real property	—	—	—	12.1	12.1
Loss on sale of property	—	—	1.4	—	1.4
Reversals of previous restructuring accruals	(0.3)	—	—	(0.6)	(0.9)
Restructuring and impairment charges(1)	8.2	3.1	4.5	12.5	28.3
Writedown of an investment in an unconsolidated subsidiary(2)	0.6	—	—	—	0.6
Tax benefit not previously recognized(3)	(12.1)	—	—	—	(12.1)
Acquisition related charges(4)	—	—	—	0.5	0.5
Total 2006 special charges	$(3.3)	$3.1	$4.5	$13.0	$17.3

(1)—Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)—Writedown of an investment in an unconsolidated subsidiary—These costs are included in Other expense/(income) on the Consolidated Statement of Operations.

(3)—Tax benefit not previously recognized—This benefit is included in Income tax (benefit)/expense on the Consolidated Statement of Operations.

(4)—Acquisition related costs—These costs are related to the acquisition of the Tantalum Business Unit of EPCOS, included in the Selling, general and administrative expenses in the Consolidated Statement of Operations.

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

Manufacturing relocation and Reduction in workforce—During fiscal year 2006, the Company recognized $7.9 million in costs relating to the Plan. The Plan included moving manufacturing operations to lower cost facilities in Mexico and China. As of March 31, 2006, the Company had recorded cumulative charges of $41.9 million in connection with the Plan. The manufacturing moves to lower cost regions are substantially complete. Two manufacturing operation moves still remain to be made which are the anode manufacturing move to Mexico, which is currently in progress, and the tantalum polymer manufacturing move to China, which has not yet started. It is expected that both moves will be completed by the end of fiscal year 2007. The Company also announced additional workforce restructuring programs during the fiscal first quarter 2006 of $5.2 million and in fiscal third quarter 2006 of $1.8 million. These two restructuring programs reduced the Company’s workforce by approximately 185 employees.

Termination of a contract—In the fiscal first quarter 2006, the Company recognized a liability for a contract termination of $0.8 million. The contract is being terminated due to operations being relocated to lower cost geographies.

Impairment loss on real property—In the fiscal fourth quarter 2006, the Company recognized an impairment loss on three real properties totaling $12.1 million. The Company intends to sell each of these facilities within the next fiscal year.

Loss on sale of property—The Company recognized a loss of $1.4 million relating to the sale of the Greenwood, South Carolina facility in fiscal third quarter 2006.

Reversals of previous restructuring accruals—During the first and fourth quarters of fiscal year 2006, the Company reversed portions of previously recorded restructuring accruals as they were deemed unnecessary.

Write-down of an investment in an unconsolidated subsidiary—During the fiscal first quarter 2006, the Company determined that the value of its investment in an unconsolidated subsidiary (Tantalum Australia NL) had decreased, and the decrease was deemed other-than-temporary. Therefore, the Company recorded a charge of $0.6 million, net of tax.

Tax benefit not previously recognized—During the fiscal first quarter 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003. This finalization resulted in the receipt of an income tax refund and interest in the amount of $11.1 million during fiscal year 2006, and the release of a $12.1 million tax benefit not previously recognized.

Fiscal Year 2005 Special Charges

A summary of the special charges incurred in fiscal year 2005 is as follows (in millions):

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation	$2.6	$1.7	$1.6	$1.9	$7.8
Reduction in workforce	—	—	5.8	5.7	11.5
Equipment write-offs	—	—	8.5	—	8.5
Lamina investment write-off	—	—	2.4	—	2.4
Long-term asset impairment	—	—	—	100.2	100.2
Reversals of previous restructuring accruals	—	—	—	(0.4)	(0.4)
Restructuring and impairment charges(1)	2.6	1.7	18.3	107.4	130.0
Pension plan settlement charges(2)	—	0.2	—	0.4	0.6
Gain on long-term supply contract(2)	—	(11.1)	—	(0.7)	(11.8)
Accelerated depreciation(3)	—	—	2.0	2.1	4.1
Total 2005 special charges	$2.6	$(9.2)	$20.3	$109.2	$122.9

(1)—Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)—Pension plan settlement charges and Gain on long-term supply contract are both shown as separate items on the Consolidated Statements of Operations.

(3)—Accelerated depreciation is a component of Cost of goods sold on the Consolidated Statements of Operations.

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

Manufacturing relocation and Reduction in workforce—During fiscal year 2005, the Company recognized $7.8 million in costs relating to the Plan. As of March 31, 2005, the Company had recorded cumulative charges of $32.0 million relating to the Plan. Remaining activities were expected to be completed over the next three fiscal quarters; however, the timing and amounts of the charges were dependent on the timing of operational decisions, some of which were not finalized, and on operational activities yet to occur. The Company also announced additional restructuring programs in fiscal third quarter 2005 of $5.8 million and in fiscal fourth quarter 2005 of net $5.3 million. These two restructuring programs charges reduced the Company’s workforce by approximately 1,120 employees. The Company also recognized a $0.4 million charge related to the resignation of its former Chief Executive Officer.

Equipment write-offs and Long-term asset impairment—During the fiscal fourth quarter 2005, the Company assessed the current economic environment of the capacitor industry and estimated what the future periods might look like. The Company assessed the net cash flows of certain asset groupings for a period of time in the future and compared the results with the net book value of its assets. Accordingly, and in compliance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded a fourth quarter non-cash charge of $100.2 million to account for this difference. In fiscal third quarter 2005, the Company also recorded a charge of $8.5 million relating to the write-off of equipment no longer used.

Lamina investment write-off—During the fiscal third quarter 2005, the Company wrote down an investment in an unconsolidated subsidiary (Lamina Ceramics, Inc.) due to the underlying value being less than our share of the book value resulting in a $2.4 million charge.

Reversals of previous restructuring accruals—During fiscal fourth quarter 2005, KEMET analyzed its previous restructuring accruals and determined that a portion of the previous restructurings would not be utilized. Accordingly, the Company reversed that effect.

Pension plan settlement charges—In the fiscal second quarter 2005 and in the fiscal fourth quarter 2005, the Company recognized additional costs relating to the curtailment of the Company’s pension plan. The Company does not anticipate any additional costs relating to the defined benefit plan in the future. As noted above, the item has been shown as a separate component on the Consolidated Statements of Operations and is further discussed in Note 5.

Gain on long-term supply contract—During the fiscal second quarter 2005 and fiscal fourth quarter 2005, the Company recognized a gain on a long-term supply contract. This gain was the result of contract modifications made. This gain was also to offset prior losses taken in fiscal years 2004 and 2003 for the difference between the contractual price and the Company’s estimate of future prices through calendar year 2006. This item has been shown as a separate component on the Consolidated Statements of Operations and is discussed further in Note 10.

Accelerated depreciation— KEMET recognized accelerated depreciation of $4.1 million ($2.0 million in fiscal third quarter 2005 and $2.1 million in the fiscal fourth quarter 2005) related to the anticipated shut-down of a manufacturing facility by mid 2005. As noted above, this charge is included as a component of cost of goods sold.

Segment Review:

The following chart highlights the net sales and operating income/(loss) by segment for the fiscal years shown:

	Fiscal Years ended March 31,
	2006	2005
Net sales:
Tantalum Business Unit	$292,234	$248,367
Ceramics Business Unit	197,872	176,971
Total net sales	$490,106	$425,338
Operating income/(loss):
Tantalum Business Unit	$7,879	$(61,727)
Ceramics Business Unit	(18,075)	(113,115)
Total operating income/(loss)	$(10,196)	$(174,842)

Restructuring and impairment charges included in the Operating income/(loss) are as follows:

	Fiscal Years ended March 31,
	2006	2005
Restructuring and impairment charges:
Tantalum	$9,349	$60,461
Ceramics	$18,970	$69,521
Total restructuring and impairment charges	$28,319	$129,982

Tantalum Business Unit

Net sales—Net sales for Tantalum increased by 17.7% during the fiscal year ended March 31, 2006 as compared to the fiscal year ended March 31, 2005. The increase is attributed to higher unit volumes as sales units increased to 3.0 billion pieces in fiscal year 2006 from 2.2 billion pieces in fiscal year 2005. This increase in net sales was offset by a decline in ASPs of 1% during the fiscal year ended 2006 as compared to fiscal year 2005. The majority of this decrease occurred in the first half of fiscal year 2006 as ASPs were flat for the second half of the fiscal year.

Operating income/(loss)—Operating income/(loss) for Tantalum improved from a loss of $61.7 million in fiscal year 2005 to a profit of $7.9 million in fiscal year 2006. The increase is due to higher net sales, as mentioned above, lower depreciation during fiscal year 2006, lower restructuring and asset impairment charges in fiscal year 2006, and a gain on the sale of intellectual property in fiscal year 2006. Research and development costs and selling, general and administrative costs allocated to Tantalum for fiscal year 2006 were flat as compared to those costs in fiscal year 2005.

Ceramics Business Unit

Net sales—Net sales for Ceramics increased by 11.8% during the fiscal year ended March 2006 as compared to the fiscal year ended March 2005. The increase is attributed to higher unit volumes as sales units increased by 18% to 37.0 billion pieces in fiscal year 2006 as compared to 31.4 billion pieces in fiscal year 2005. The increase in net sales attributed to volumes was offset by a decline in ASPs of 5% during the fiscal year ended 2006 as compared to fiscal year 2005.

Operating loss—Operating loss for Ceramics improved from the loss reported in fiscal year 2005 of $113.1 million to a loss of $18.1 million in fiscal year 2006. The improvement in the operating results was attributed to lower depreciation expenses during fiscal year 2006, lower restructuring and asset impairment costs in fiscal year 2006, slightly lower selling, general and administrative costs allocated to Ceramics, and higher sales volumes in fiscal year 2006.

Comparison of Fiscal Year 2005 to Fiscal Year 2004

Overview:

Net sales:

Net sales for fiscal year 2005 were $425.3 million, which represented a 2.0% decrease from fiscal year 2004 net sales of $433.9 million. The decrease in net sales was primarily attributable to a 22% decline in capacitor average selling prices (“ASPs” or “ASP”) with the balance being product mix. Unit volumes increased 24% to approximately 33.6 billion units from approximately 27.1 billion units in fiscal year 2004. With the exception of fiscal year 2004 and the first half of fiscal year 2005, ASPs historically decreased approximately 7% to 8% annually. During fiscal year 2004 and the first half of fiscal year 2005, ASP decreases significantly exceeded their historical averages. During the last six months of fiscal year 2005, ASPs declined on more historical levels.

Cost of good sold:

Cost of goods sold for the fiscal year ended March 31, 2005, was $403.0 million as compared to $414.0 million for the fiscal year ended March 31, 2004, a 2.7% decrease. The decrease in cost of goods sold occurred even though there was an increase in unit volumes, which increased 24% in fiscal year 2005 versus fiscal year 2004. The Company believes many of the actions it initiated or carried out during fiscal years 2005, 2004, and 2003 (see Fiscal Year 2005 Special Charges and Fiscal Year 2004 Special Charges) resulted in lower costs and more efficient operations and accounted for the relatively low percentage decrease in cost of goods sold versus the higher increase in volumes. In addition, manufacturing throughput increased in fiscal year 2005 as higher volumes resulted in the absorption of fixed costs over more units versus fiscal year 2004.

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

Special charges:

Special charges for the fiscal year ended March 31, 2005, were $122.9 million as compared to $108.9 million for the prior fiscal year. The following table reflects the charges in both fiscal years (in millions):

	Fiscal Years ended March 31,
	2005	2004	Change
Manufacturing relocation	$7.8	$5.5	$2.3
Reduction in workforce	11.5	18.7	(7.2)
Equipment write-offs	8.5	—	8.5
Lamina investment write-off	2.4	—	2.4
Long-term asset impairment	100.2	16.3	83.9
Reversals of previous restructuring accruals	(0.4)	—	(0.4)
Restructuring and impairment charges	130.0	40.5	89.5
Pension plan settlement charges	0.6	50.4	(49.8)
(Gain)/loss on long-term supply contract	(11.8)	12.4	(24.2)
Cost of goods sold charges, primarily inventory charges	—	5.6	(5.6)
Accelerated depreciation	4.1	—	4.1
Total special charges	$122.9	$108.9	$14.0

The charges are explained in detail by quarter for both fiscal year 2005 and 2004 later in this section.

Operating loss

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

Income taxes:

The effective tax rate for fiscal year 2005 was (1.1)%, resulting in tax expense of $1.9 million. This compares to an effective tax rate of 29.3% for fiscal year 2004 that resulted in a tax benefit of $46.4 million. Even though the Company had a worldwide loss for fiscal year 2005, income tax expense is still being incurred in various foreign jurisdictions. No tax benefit is recognized for the domestic tax loss for fiscal year 2005 due to the establishment of a valuation allowance during fiscal year 2004. Future fluctuations in the valuation allowance are expected to result in a tax rate below the 30% to 36% historical average.

Fiscal Year 2004 Special Charges

A summary of the special charges incurred in fiscal year 2004 is as follows (in millions):

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Long-term asset impairment	$—	$17.9	$(1.6)	$—	$16.3
Reduction in workforce	0.3	8.4	8.9	1.1	18.7
Manufacturing relocation	—	2.3	1.5	1.7	5.5
Restructuring and impairment charges(1)	0.3	28.6	8.8	2.8	40.5
Loss on long-term supply contract(2)	0.0	12.4	0.0	0.0	12.4
Pension plan settlement charges(2)	—	—	—	50.4	50.4
Cost of goods sold, primarily inventory charges(3)	—	5.6	—	—	5.6
Total 2004 special charges	$0.3	$46.6	$8.8	$53.2	$108.9

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

Long-term asset impairment—In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting the applications of solid aluminum capacitors. As a result, KEMET reorganized its solid aluminum capacitor business line. The Company recognized a $17.9 million non-cash charge in fiscal second quarter 2004 related to the impairment of equipment and facilities. In fiscal third quarter 2004, the Company recognized proceeds from equipment disposals relating to the reorganization of the solid aluminum product line generating $1.6 million more in cash than anticipated.

Manufacturing relocation and Reduction in workforce—The Plan included moving manufacturing operations to low-cost facilities in Mexico and China. Approximately $18.7 million and $5.5 million of reduction in workforce and manufacturing relocation costs, respectively, were incurred in fiscal year 2004.

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

Segment Review:

The following chart highlights the net sales and operating income/(loss) by segment for the fiscal years shown:

	Fiscal Years ended March 31,
	2005	2004
Net sales:
Tantalum Business Unit	$248,367	$263,093
Ceramics Business Unit	176,971	170,789
Total net sales	$425,338	$433,882
Operating loss:
Tantalum Business Unit	$(61,727)	$(93,604)
Ceramics Business Unit	(113,115)	(65,410)
Total operating income/(loss)	$(174,842)	$(159,014)

Restructuring, impairment and pension settlement charges included in Operating income/(loss) are as follows:

	Fiscal Years ended March 31,
	2005	2004
Restructuring, impairment and pension settlement charges:
Tantalum	$60,461	$61,040
Ceramics	$69,521	$29,826
Total restructuring and impairment charges	$129,982	$90,866

Tantalum Business Unit

Net sales—Net sales for Tantalum decreased by 5.6% in fiscal year 2005 as compared to fiscal year 2004. The decrease is attributable to lower ASPs in fiscal year 2005. Sales volumes were flat year over year. For each of fiscal years ended March 31, 2005 and 2004, the Company sold 2.2 billion pieces. As previously mentioned, ASPs eroded in the first portion of fiscal year 2005 at a rate higher than in previous history. In the latter part of fiscal year 2005, the level of decline resumed to more historical levels. For fiscal year 2005, ASPs declined by 6.1%, on a mix adjusted basis.

Operating loss—Operating loss for Tantalum decreased from $93.6 million in fiscal year 2004 as compared to an operating loss of $61.7 million in fiscal year 2005. The improvement is due to the aforementioned Plan as more manufacturing facilities were located in lower cost locations. In addition to this, the Company recorded a significant charge in fiscal year 2004 relating to a curtailment of its United States pension plan. Also, the Company recorded a significant charge in fiscal year 2004 relating to a purchase commitment loss on tantalum powder and wire. The improvement in the operating loss in fiscal year 2005 was offset by an increase in research and development expenses of $2.2 million.

Ceramics Business Unit

Net sales—Net sales for Ceramics increased by 3.6% in fiscal year 2005 as compared to fiscal year 2004. The increase is attributed to higher sales volumes as sales units increased from 24.9 billion pieces in fiscal year 2004 to 31.4 billion pieces in fiscal year 2005. This increase was offset by a decrease of 14.7%, on a mix adjusted basis, in ASPs during fiscal year 2005.

Operating loss—Operating loss for Ceramics increased from $65.4 million in fiscal year 2004 to a loss of $113.1 million loss in fiscal year 2005. The increase in the loss was attributed to an asset impairment of $56.0 million incurring in fiscal year 2005. In addition to the asset impairment, depreciation expense and excess facilities costs were higher in fiscal year 2005 by a total of $3.4 million. These items were offset by higher sales volumes and improved raw material pricing during fiscal year 2005 with a combined impact of $11.6 million.

Quarterly Results of Operations

The following table sets forth certain quarterly information for the fiscal years ended March 31, 2006 and 2005. This information, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

	Fiscal Year ended March 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	Dollars in thousands except per share data
Net sales	$114,104	$116,608	$125,988	$133,406	$490,106
Operating income/(loss)(1)	$(7,502)	$(2,084)	$1,559	$(2,169)	$(10,196)
Net income/(loss)	$3,035	$(1,910)	$1,521	$(2,271)	$375
Net income/(loss) per share (basic)	$0.04	$(0.02)	$0.02	$(0.03)	$0.00
Net income/(loss) per share (diluted)	$0.04	$(0.02)	$0.02	$(0.03)	$0.00
Weighted-average shares outstanding (basic)	86,612,454	86,653,831	86,753,132	86,866,937	86,721,589
Weighted-average shares outstanding (diluted)	86,660,437	86,653,831	86,797,905	86,866,937	86,779,653

	Fiscal Year ended March 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	Dollars in thousands except per share data
Net sales	$122,383	$106,022	$95,503	$101,430	$425,338
Operating income/(loss)(1)	$534	$(7,178)	$(38,154)	$(130,044)	$(174,842)
Net loss	$(1,851)	$(7,465)	$(38,861)	$(125,917)	$(174,094)
Net loss per share (basic)	$(0.02)	$(0.09)	$(0.45)	$(1.45)	$(2.01)
Net loss per share (diluted)	$(0.02)	$(0.09)	$(0.45)	$(1.45)	$(2.01)
Weighted-average shares outstanding (basic)	86,494,650	86,506,738	86,525,730	86,548,572	86,518,923
Weighted-average shares outstanding (diluted)	86,494,650	86,506,738	86,525,730	86,548,572	86,518,923

(1)—Operating income/(loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, restructuring and impairment charges, product mix, the timing and expense of moving product lines to lower-cost locations, and the relative mix of sales among distributors, original equipment manufacturers, and electronics manufacturing services providers.

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

The following table sets forth for the dates indicated the Company’s working capital (in thousands):

	March 31,
	2006	2005	2004
Working capital	$269,339	$184,579	$313,731

Fiscal Year 2006 vs. Fiscal Year 2005 Working Capital

The Company’s working capital increased by approximately $84.8 million in fiscal year 2006 as compared to fiscal year 2005. The cash and cash equivalents balance increased to $163.8 million in fiscal year 2006, from $26.9 million at March 31, 2005, or $136.9 million.

Fiscal year 2006 most significant items:

Significant sources of cash and cash equivalent for fiscal year 2006 were comprised of proceeds from the maturity and sales of short-term investments of $80.4 million, proceeds from the sale of long-term investments of $35.3 million, and cash provided by operations of $40.4 million. These sources were offset by capital expenditures during fiscal year 2006 of $22.8 million.

Operations:

Cash provided by operations was $40.4 million in fiscal year 2006. Non-cash depreciation, amortization and impairment charges of $49.6 million and $1.2 million of non-cash fixed asset disposals comprised the primary increases during fiscal year 2006. Offsetting these increases was an increase in trade accounts receivable of $9.2 million. This increase is attributed to higher net sales.

Investing:

As previously stated, the Company received proceeds of $80.4 million from the sale and maturities of short-term investments as well as proceeds of $35.3 million from the sale of long-term investments during fiscal year 2006. The sales of short- and long-term investments were made in anticipation of the purchase of the Tantalum Business Unit of EPCOS AG during April 2006. These increases to cash from investing activities were offset by capital expenditures made during fiscal year 2006 of $22.8 million.

Financing:

Cash provided by financing activities consisted of proceeds from the sale of common stock to the Company’s employee savings plan and from proceeds from employees exercising stock options.

Fiscal Year 2005 vs. Fiscal Year 2004 Working Capital

The Company’s working capital decreased by approximately $129.2 million in fiscal year 2005 compared to fiscal year 2004. The cash and cash equivalents balance decreased to $26.9 million at March 31, 2005, from $183.5 million at March 31, 2004, or $156.6 million.

Fiscal year 2005 most significant items:

Significant uses of cash during fiscal year 2005 but not in fiscal year 2004 included investments of $104.1 million in United States government securities with maturities greater than one year, $39.6 million used to fund capital expenditures, and a net $6.9 million to purchase/sell short-term investments.

Operations:

Cash used by operations was $12.8 million in fiscal year 2005. The fiscal year 2005 $174.1 million net loss was primarily offset by $171.1 million in non-cash depreciation, amortization and impairment charges.

Contributing to the cash used by operations were higher receivables ($0.7 million), higher inventories ($3.0 million), higher prepaids and other current assets ($0.3 million), lower accrued expenses and income taxes payable ($10.0 million), and the non-cash gain on a long-term supply contract ($11.8 million). These items were offset by a loss on disposal of equipment of $10.3 million, and in deferred income tax of $2.6 million.

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

Other areas:

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2005, the Company had made purchases of 2.1 million shares for $38.7 million. The Company does not anticipate any further stock purchases under this authorization. Approximately 615,000 treasury stock shares were subsequently reissued for the exercise of employee stock options. At March 31, 2006, the Company held approximately 1,223,635 treasury shares at a cost of $22.6 million.

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes. These Senior Notes have a final maturity date of May 4, 2010, with annual required $20.0 million principal repayments beginning on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Senior Notes were used to repay existing indebtedness and for general corporate purposes. The Company was in compliance with its covenants at March 31, 2006, and at the time of this filing. Borrowings are secured by guarantees of certain of the Company’s wholly-owned subsidiaries. See Note 3 to the Consolidated Financial Statements.

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

Long-term Supply Agreement

On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation (“Cabot”). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through 2006. The Company purchased approximately $24.2 million, $17.7 million, and $22.2 million of material from Cabot in the fiscal years ended March 31, 2006, 2005, and 2004, respectively. As of the date of this report, the Company has satisfied their purchase commitment under this contract.   If the Company’s demand for tantalum had exceeded the amount supplied under the contract, Cabot had the option to sell additional product to the Company at prices approximating market throughout the term. In connection with this extension, the Company and Cabot settled all claims in the litigation regarding the original supply agreement.

The Company records inventories at the lower of cost or market. In the period ended March 31, 2004, the Company’s estimated future losses for the commitment to purchase tantalum at above-market prices were approximately $12.4 million. In the fiscal year ended March 31, 2005, the Company renegotiated the tantalum supply agreement by which the future liability to KEMET was reduced. As a result of the renegotiations, the Company recorded a gain of $11.8 million in fiscal year 2005 to account for this gain.

Commitments

As of March 31, 2006, the Company had contractual obligations in the form of non-cancelable operating leases (see Note 10 to the Consolidated Financial Statements) and debt (see Note 3 to the Consolidated Financial Statements) as follows (dollars in thousands):

	Fiscal Years ended March 31,
Description	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$2,667	$1,772	$947	$546	$311	$497	$6,740
Debt	20,000	20,000	20,000	20,000	20,000	—	100,000
Interest payments	5,994	4,662	3,330	1,998	666	—	16,650
Total	$28,661	$26,434	$24,277	$22,544	$20,977	$497	$123,390

In order to hedge forecasted cash flows related to manufacturing facilities in Mexico, management purchased forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. At March 31, 2005 and 2004, the Company had outstanding forward exchange contracts that mature within approximately one year to purchase Mexican pesos with notional amounts of $60.9 million and $57.7 million, respectively. At March 31, 2006, the Company did not have any outstanding forward exchange contracts to purchase Mexican pesos.

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

On September 2, 2003, the Company announced it purchased an equity position of $2.5 million in Lamina Ceramics, Inc. (“Lamina Ceramics”), and entered into a business agreement with Lamina Ceramics to develop and commercialize high-performance, low-temperature co-fired ceramic-on-metal (“LTCC-M”) solutions for advanced electronic systems. Lamina Ceramics is a manufacturer of multilayer ceramic electronic packages, boards, and components using proprietary LTCC-M technology. As of March 31, 2006, the Company and Lamina Ceramics have no products under development and therefore, the Company has no liability relating to this business agreement. The Company wrote down its investment in Lamina Ceramics by $2.4 million in fiscal year 2005.

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

On April 13, 2006, the Company completed its acquisition of the Tantalum Business Unit of EPCOS AG (“EPCOS”), a German entity, for a purchase price of approximately $103.0 million. The acquisition included the EPCOS’ tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. Of the total purchase price, KEMET paid cash of $81.3 million and assumed certain liabilities and working capital adjustments of approximately $12.2 million. In addition when the manufacturing and supply agreement expires in September 2006, the Company will make an additional payment of approximately $9.5 million.

Adoption of Accounting Standards

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

In March 2005, the FASB issued FASB Interpretation No. 47. FASB Interpretation No. 47 clarifies the term “asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This guidance requires an entity to record a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. This interpretation does not have an impact on the consolidated financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement replaces Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 is effective for all fiscal years beginning after December 15, 2005. The

Company does not believe that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company’s business over the past three fiscal years except for the following discussion in Commodity Price Risk.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

A portion of the Company’s sales to its customers and operating costs in Europe are denominated in the euro, thereby creating an exposure to foreign currency exchange rates. Also, a portion of the Company’s costs are in its Mexican operations are denominated in Mexican pesos, creating an exposure to foreign currency exchange rates. In order to minimize its exposure, the Company will periodically enter into forward foreign exchange contracts in which the future cash flows in the Euro or Mexican peso are hedged against the U.S. dollar. At March 31, 2006, the Company did not have open exchange contracts to purchase Mexican pesos or to purchase or sell euros. See Note 15 to the Consolidated Financial Statements.

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

Tantalum powder is a metal used in the manufacture of tantalum capacitors. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum powder suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum powders caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. During the fiscal years ended March 31, 2004 and 2003, the Company recorded $12.4 million and $40.8 million, respectively, of charges related to a tantalum inventory purchase commitment that exceeded market prices. In addition, due to the renegotiation of a tantalum inventory purchase agreement, the Company recorded a gain on the purchase commitment of $11.8 million during fiscal year 2005. During fiscal year 2006, the Company satisfied all remaining purchase commitments under this long-term supply contract. See Notes 10 and 15 to the Consolidated Financial Statements.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 16.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a).  The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, which is the end of the period covered by this report.

(b).  During the fourth quarter of fiscal year 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting

Refer to “Report of Management” and “Report of Independent Registered Public Accounting Firm” on pages 51, 52, and 53 of KEMET’s Fiscal Year 2006 Form 10-K. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal fourth quarter 2006 that has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CERTAIN KEY EMPLOYEES OF THE REGISTRANT

			Years with
Name	Age	Position	Company(1)
Per-Olof Loof	55	Chief Executive Officer and Director	1
Dennis R. Constantine	65	Senior Vice President and Chief of Staff	1
David E. Gable	46	Senior Vice President and Chief Financial Officer	8
J. Kelly Vogt	44	Senior Vice President, Global Sales	22
Larry C. McAdams	54	Vice President, Human Resources	23
Daniel E. LaMorte	60	Vice President and Chief Information Officer	2
Conrado Hinojosa	41	Vice President, Tantalum Business Unit	7
Charles C. Meeks, Jr.	45	Vice President, Ceramics Business Unit	23
John E. Schneider	51	Vice President, Sales—Asia/Pacific	22
Bruce C. Meyer	49	Vice President, Sales—Americas	26
Marc Kotelon	42	Vice President, Sales—EMEA	11
Kirk D. Shockley	47	Vice President, Business Integration	23
Michael W. Boone	55	Treasurer, Senior Director of Finance and Secretary	19
Frank G. Brandenberg	59	Chairman of the Board of Directors	3
Gurminder S. Bedi(2)	58	Director	0
Maureen E. Grzelakowski	52	Director	2
E. Erwin Maddrey, II	65	Director	14
Joseph D. Swann	64	Director	3
Charles E. Volpe(3)	68	Director	40

(1)—Includes service with UCC and service as a director.

(2)—Mr. Bedi joined the Board in May 2006.

(3)—Mr. Volpe is retiring from the Board of Directors at the end of his current term in July 2006.

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

Dennis R. Constantine, Senior Vice President and Chief of Staff, joined KEMET in June 2005. Prior to joining KEMET, Mr. Constantine had been with Sensormatic Electronics Corporation since 1997 where he held various executive positions, the last position being Executive Vice President, Solutions Group. Prior to Sensormatic, he served as President OEM & Technology, a Division of Recognition International Inc, and in 1986 he served as President of Federal Laboratories Inc. Mr. Constantine has held various executive and management positions at Recognition International Inc., TransTechnology Corporation, Percom Data Corporation and Hazeltine Corporation. Mr. Constantine received his business administration education from C. W. Post College in New York.

David E. Gable, Senior Vice President and Chief Financial Officer, was named such in June 2005. Mr. Gable joined KEMET in 1998 in the position of Corporate Controller, and served in that capacity until he was appointed to the position of Vice President and Chief Financial Officer in September 2003. Prior to joining KEMET, Mr. Gable held numerous financial positions with Michelin North America. He has also had previous experience in public accounting and is a Certified Public Accountant (“CPA”). Mr. Gable received an MBA from Clemson University and a BS in Accounting and Mathematics from Anderson University.

J. Kelly Vogt, Senior Vice President, Global Sales, was named such in May 2006. Mr. Vogt joined UCC/KEMET in 1984 as a Production Supervisor in tantalum manufacturing, and subsequently joined Field Sales as a Sales Representative in Schaumburg, Illinois in 1986. His subsequent assignments included District Sales Manager (Mid-Atlantic), Global Account Manager (General Motors), and Director of Sales. In 1998, he returned to Greenville, SC, as Director of Ceramic Marketing, and was later appointed Vice President, Sales Worldwide in 2003, Vice President, Sales and Marketing in 2004, and Senior Vice President, Marketing and Sales in January 2006. Mr. Vogt received his B.S. degree from Tusculum College.

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

Gurminder S. Bedi, Director, was named such in May 2006. Mr. Bedi served as Vice President of Ford Motor Company from October 1998 through his retirement in December 2001. Mr. Bedi served as Vehicle Line Director at Ford Motor Company from October 1996 through October 1998 and in a variety of other managerial positions at Ford for more than thirty years. He currently serves on the board of directors of Compuware Corporation. He earned a Bachelor of Science degree in Mechanical Engineering from George Washington University and a Masters of Business Administration degree from the University of Detroit.

Maureen E. Grzelakowski, Director, was named such in November 2004. Ms. Grzelakowski is a technology industry consultant and is a senior advisor to Investor Growth Capital. Ms. Grzelakowski previously held management positions with AT&T and Motorola, and was most recently the Senior Vice President responsible for Wireless Activity at Dell Computer Co. Ms. Grzelakowski serves as a board member of Broadcom Corporation and Vallent Corporation. She received a Masters of Science degree in

Computer Science, a Masters of Business Administration degree and a Bachelor of Science degree in computer science/electrical engineering from Northwestern University.

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

Charles E. Volpe, Director, was named such in December 1990. Prior to his retirement from KEMET Corporation in March 1996, Mr. Volpe served as President and Chief Operating Officer (October 1995-
March 1996), Executive Vice President and Chief Operating Officer (October 1992-October 1995), Executive Vice President (December 1990-October 1992), and Executive Vice President and Director of KEMET Electronics Corporation (April 1987-December 1990). Between August 1966 and April 1987, he served in a number of capacities with the KEMET capacitor business of Union Carbide, most recently as General Manager. Mr. Volpe will be retiring from the Board of Directors at the end of his current term in July 2006.

Other Key Employees

Conrado Hinojosa, Vice President, Tantalum Business Unit, was named such in June 2005. He joined KEMET in 1999 in the position of Plant Manager of the Monterrey 3 plant in Mexico. Mr. Hinojosa later served as the Operations Director for the Tantalum Division in Matamoros, Mexico until the appointment to his current position. Prior to joining KEMET, Mr. Hinojosa held numerous manufacturing positions with IBM de Mexico and had previous experience with Kodak. Mr. Hinojosa received a Masters of Business Administration degree from Instituto Technologico de Estudios Superiores de Monterrey and a Bachelor of Science degree in Mechanical Engineering from Universidad Autonoma de Guadalajara.

Charles E. Meeks, Jr., Vice President, Ceramics Business Unit, was named such in June 2005. He joined UCC/KEMET in 1983 in the position of Process Engineer, and has held various positions of increased responsibility in the manufacturing area including the positions of Plant Manager and Director of Operations—Ceramic Business Unit until the appointment to his current position. Mr. Meeks received a Masters of Business Administration degree and a Bachelor of Science degree in Ceramic Engineering from Clemson University.

John E. Schneider, Vice President, Sales—Asia/Pacific, joined UCC/KEMET in 1984 as a Sales Representative in San Diego, California. In 1985, he was promoted to District Manager and later Area Manager covering Northern California and the Pacific Northwest. In 1994, Mr. Schneider was transferred to Singapore to be Director of S.E. Asia Operations to expand KEMET’s sales and warehousing capabilities. In 1998, he returned to California to become Senior Director, Western Area, which included the establishment of sales and warehousing operations in Latin America. In 2003, Mr. Schneider was appointed Vice President, Sales—America, prior to accepting his current assignment in 2004. He received his Bachelor’ of Science degree in Selling and Sales Management from Bowling Green State University.

Bruce C. Meyer, Vice President, Sales—Americas, was named such in January 2006. He joined UCC/KEMET in 1980, and has held various positions of increased responsibility in the sales area including the position of Global Segment Director—Electronic Manufacturing prior to the appointment to his current position. Mr. Meyer received a Bachelor’s degree in Economics and Business Administration from Furman University.

Marc Kotelon, Vice President, Sales-EMEA, was named such in July 2005. He joined KEMET in 1994, and has held various positions of increased responsibility in the sales area prior to the appointment to his current position. Mr. Kotelon received a Bachelor of Science degree in Electronics from Ecole Centrale d’Electronique/Paris.

Kirk D. Shockley, Vice President, Business Integration, joined UCC/KEMET in 1981 as a Production Supervisor in the Carbon Products Division. He transferred to the Electronics Division in 1984, and has held several positions of increased responsibility in the manufacturing area including the positions of AO Cap (aluminum capacitor) Project Manager and Director of Operations and General Manager for the Company’s operations in the People’s Republic of China prior to the appointment to his current position. Mr. Shockley received a Bachelor of Science degree in Industrial Management from Purdue University.

Michael W. Boone, Treasurer, Senior Director of Finance and Secretary, was named Senior Director of Finance in 2004, Secretary in April 2001, and Treasurer in August 2000. Mr. Boone joined KEMET in June 1987 as Manager of Credit and Cash Management. Mr. Boone holds a B.B.A. in Banking and Finance from the University of Georgia.

Audit Committee

KEMET has an Audit Committee made up of the following independent, non-management directors: E. Erwin Maddrey, II (Chairman of Audit Committee), Gurminder S. Bedi, and Maureen E. Grzelakowski. Mr. Maddrey is KEMET’s “Audit Committee Financial Expert;” however, Mr. Bedi and Ms. Grzelakowski both have prior financial statement experience. Mr. Maddrey and Ms. Grzelakowski have served on audit committees with other companies. The Charter for KEMET’s Audit Committee (the “Charter”) can be found in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 26, 2006, which is incorporated herein by reference. The Charter can also be downloaded, free of charge, from KEMET’s website at http://www.kemet.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 26, 2006. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 26, 2006, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 26, 2006.

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of March 31, 2006:

	(a)	(b)	(c)
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	$3,552,865	$9.52	$2,779,120
Equity compensation plans not approved by stockholders	1,496,035	$14.00	265,495
Total	$5,048,900	$10.85	$3,044,615

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 26, 2006.

PART IV

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees and services of KEMET’s principal accountants is incorporated by reference to the material under the heading “Appointment of Independent Registered Public Accounting Firm” in the Company definitive proxy statement for its annual stockholders’ meeting to be held on July 26, 2006.

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

2.01

Asset and Share Purchase Agreement dated December 12, 2005, Asset Purchase Agreement dated December 12, 2005, Restated Heidenheim Manufacturing and Supply Agreement dated April 13, 2006, Substitution Agreement (Asset and Share Purchase Agreement) dated April 13, 2006, Substitution Agreement (Asset Purchase Agreement) dated April 13, 2006, and Amendment Agreement dated April 13, 2006, filed as Exhibits on a Form 8-K/A on April 20, 2006.

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

Management’s Assessment of Internal Control Over Financial Reporting

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

KPMG LLP, an independent registered public accounting firm, is retained to audit KEMET’s consolidated financial statements and management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ PER-OLOF LOOF	/s/ DAVID E. GABLE
Per-Olof Loof	David E. Gable
Chief Executive Officer	Chief Financial and Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KEMET Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that KEMET Corporation maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KEMET Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that KEMET Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, KEMET Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of KEMET Corporation and subsidiaries as of March 31, 2006 and 2005, and the related Consolidated Statement of Operations, Stockholders’ Equity and Comprehensive Income/(Loss), and Cash Flows for each of the years in the three-year period ended March 31, 2006 and our report dated June 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina	/s/ KPMG LLP
June 14, 2006	KPMG LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
KEMET Corporation:

We have audited the accompanying Consolidated Balance Sheets of KEMET Corporation and subsidiaries as of March 31, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income/(Loss), and Cash Flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KEMET Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Greenville, South Carolina	/s/ KPMG LLP
June 14, 2006	KPMG LLP

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
Dollars in thousands except per share data

	March 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$163,778	$26,898
Short-term investments	4,889	34,992
Accounts receivable, net	68,457	59,228
Inventories:
Raw materials and supplies	45,681	47,534
Work in process	42,960	41,862
Finished goods	36,429	44,539
Total inventories	125,070	133,935
Prepaid expenses and other current assets	7,822	9,571
Deferred income taxes	4,647	5,945
Total current assets	374,663	270,569
Property and equipment, net	253,303	279,626
Property held for sale	4,502	2,326
Investments in U.S. government marketable securities	67,195	157,576
Investments in affiliates	972	682
Goodwill	30,471	30,471
Intangible assets, net	12,506	13,512
Other assets	4,706	3,335
Total assets	$748,318	$758,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$—
Accounts payable, trade	47,251	38,943
Accrued expenses	32,303	34,617
Income taxes payable	5,770	12,430
Total current liabilities	105,324	85,990
Long-term debt	80,000	100,000
Postretirement benefits and other non-current obligations	44,139	48,951
Deferred income taxes	6,152	7,953
Total liabilities	235,615	242,894
Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares issued 88,102,919 and 88,023,605 shares at March 31, 2006 and 2005, respectively	881	880
Additional paid-in capital	315,500	317,728
Retained earnings	221,221	220,846
Accumulated other comprehensive income/(loss)	(2,343)	2,669
Treasury stock, at cost (1,223,635 and 1,460,455 shares at March 31, 2006 and 2005, respectively)	(22,556)	(26,920)
Total stockholders’ equity	512,703	515,203
Total liabilities and stockholders’ equity	$748,318	$758,097

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Dollars in thousands except per share data

	Fiscal Years ended March 31,
	2006	2005	2004
Net sales	$490,106	$425,338	$433,882
Operating costs and expenses:
Cost of goods sold	399,264	402,974	413,980
(Gain)/loss on long-term supply contract	—	(11,767)	12,355
Selling, general and administrative expenses	49,660	51,734	51,246
Research and development	25,976	26,639	24,449
Pension plan settlement charges	—	618	50,398
Gain on sale of intellectual property	(2,917)	—	—
Restructuring and impairment charges	28,319	129,982	40,468
Total operating costs and expenses	500,302	600,180	592,896
Operating loss	(10,196)	(174,842)	(159,014)
Other (income) and expense:
Interest income	(5,640)	(6,295)	(3,847)
Interest expense	6,628	6,511	6,472
Other expense/(income)	916	(2,849)	(3,311)
Loss before income taxes	(12,100)	(172,209)	(158,328)
Income tax (benefit)/expense	(12,475)	1,885	(46,353)
Net income/(loss)	$375	$(174,094)	$(111,975)
Net income/(loss) per share:
Basic	$0.00	$(2.01)	$(1.30)
Diluted	$0.00	$(2.01)	$(1.30)
Weighted-average shares outstanding:
Basic	86,721,589	86,518,923	86,412,281
Diluted	86,779,653	86,518,923	86,412,281

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss)
Dollars in thousands except share amounts

					Accumulated		Total
	Common Stock		Additional		Other		Stock
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at March 31, 2003	86,239,466	$879	$318,545	$506,915	$(2,996)	$(30,068)	$793,275
Comprehensive income (loss):
Net income/(loss)	—	—	—	(111,975)	—	—	(111,975)
Unrealized gain on foreign exchangecontracts, net $875 tax	—	—	—	—	1,047	—	1,047
Unrealized securities gain, net $709 tax	—	—	—	—	538	—	538
Foreign currency translation loss	—	—	—	—	(46)	—	(46)
Total comprehensive loss							(110,436)
Exercise of stock options	145,810	—	(1,876)	—	—	2,687	811
Tax benefit on exercise of stock options	—	—	212	—	—	—	212
Purchases of stock by employee savings plan	82,989	—	841	—	—	—	841
Put options settlement	—	—	(225)	—	—	—	(225)
Balance at March 31, 2004	86,468,265	879	317,497	394,940	(1,457)	(27,381)	684,478
Comprehensive income (loss):
Net income/(loss)	—	—	—	(174,094)	—	—	(174,094)
Unrealized gain on foreign exchange contracts, net $120 tax	—	—	—	—	3,685	—	3,685
Unrealized securities gain, net $0 tax	—	—	—	—	361	—	361
Foreign currency translation gain	—	—	—	—	80	—	80
Total comprehensive loss							(169,968)
Exercise of stock options	25,000	—	(314)	—	—	461	147
Tax benefit on exercise of stock options	—	—	(212)	—	—	—	(212)
Purchases of stock by employee savings plan	69,885	1	757	—	—	—	758
Balance at March 31, 2005	86,563,150	$880	$317,728	$220,846	$2,669	$(26,920)	$515,203
Comprehensive income (loss):
Net income/(loss)	—	—	—	375	—	—	375
Realized loss on foreign exchange contracts, net $0 tax	—	—	—	—	(3,018)	—	(3,018)
Unrealized securities gain, net $0 tax	—	—	—	—	1,104	—	1,104
Foreign currency translation loss	—	—	—	—	(136)	—	(136)
Mark to market U.S. treasuries	—	—	—	—	(2,962)	—	(2,962)
Total comprehensive loss							(4,637)
Exercise of stock options	236,820	—	(2,829)	—	—	4,364	1,535
Purchases of stock by employee savings plan	79,314	1	601	—	—	—	602
Balance at March 31, 2006	86,879,284	$881	$315,500	$221,221	$(2,343)	$(22,556)	$512,703

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Dollars in thousands

	Fiscal Years ended March 31,
	2006	2005	2004
Sources (uses) of cash and cash equivalents
Operating activities:
Net income /(loss)	$375	$(174,094)	$(111,975)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges	49,570	171,087	89,403
Loss/(gain) on long-term supply contract	—	(11,767)	12,355
Gain/(loss) on investments and interest rate swaps	(1,913)	3,135	(360)
Loss/(gain) on disposal and impairment of equipment	1,158	10,307	(1,451)
Deferred income taxes	(687)	2,552	(42,863)
Changes in assets and liabilities:
Accounts receivable	(9,229)	(687)	(11,885)
Inventories	5,882	(2,963)	55,058
Prepaid expenses and other current assets	1,749	(310)	(859)
Accounts payable, trade	8,308	711	(10,903)
Accrued expenses and income taxes	(8,717)	(9,977)	46,607
Other non-current obligations	(4,812)	(612)	4,006
Other	(1,261)	78	11,107
Tax benefit/(expense) of stock options exercised	—	(212)	212
Net cash provided by (used in) operating activities	40,423	(12,752)	38,452
Investing activities:
Purchases of short-term investments	—	(20,049)	(32,402)
Proceeds from maturity of short-term investments	35,000	13,177	29,230
Proceeds from sale of short-term investments	45,403	—	—
Proceeds from sale of long-term investments	35,349	—	—
Additions to property and equipment	(22,846)	(39,581)	(25,835)
Investment in affiliates	—	—	(4,850)
Product line acquisition	—	—	(2,130)
Proceeds from termination of interest rate swaps	—	660	1,406
Investment in U.S. government marketable securities	—	(104,071)	(109,983)
Proceeds from U.S. government marketable securities called	—	5,000	25,000
Other	1,414	81	(598)
Net cash provided by (used in) investing activities	94,320	(144,783)	(120,162)
Financing activities:
Proceeds from sale of common stock to employee savings plan	602	758	842
Proceeds from exercise of stock options	1,535	147	811
Net cash provided by financing activities	2,137	905	1,653
Net increase (decrease) in cash and cash equivalents	136,880	(156,630)	(80,057)
Cash and cash equivalents at beginning of fiscal year	26,898	183,528	263,585
Cash and cash equivalents at end of fiscal year	$163,778	$26,898	$183,528
Supplemental Cash Flow Statement Information:
Interest paid, including capitalized interest of $58, $136, and $132 respectively	$6,660	$6,660	$6,660
Income taxes (received) paid	$(7,057)	$2,801	$(45,216)

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1:   Organization and Significant Accounting Policies

Nature of Business and Organization

KEMET Corporation which together with its subsidiaries is referred to herein as “KEMET” or the “Company” is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, and solid aluminum capacitors. The Company is headquartered in Simpsonville, South Carolina, and has manufacturing plants located in South Carolina, Mexico and China. Additionally, the Company has wholly-owned foreign subsidiaries which primarily provide sales support for KEMET’s products in foreign markets.

Using the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” KEMET organized into two distinct business units: the Tantalum Business Unit (“Tantalum”) and the Ceramics Business Unit (“Ceramics”) effective October 1, 2005. Each business unit is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business units and are allocated to the business units based on the business units’ respective manufacturing costs. See Note 9 for further discussion on these business units.

Principles of Consolidation

The accompanying Consolidated Financial Statements of the Company include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents of $49.8 million and $17.5 million at March 31, 2006 and 2005, respectively, consist of direct obligations of the United States government, United States government agencies, and investment-grade commercial paper with an initial term of less than three months. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies. Prior to fiscal year 2006, the Company’s debt securities, which consisted of United States government marketable securities, were classified as held-to-maturity securities, had maturities in excess of three months, and were carried at amortized cost. Due to the need for cash in connection with the April 2006 purchase of the Tantalum Business Unit of EPCOS AG, the Company liquidated certain long-term debt investments prior to the maturity date at a loss of $1.2 million, which has been reflected on the Consolidated Statements of Operations. These transactions required the Company to alter its treatment of accounting for the remaining short-term and long-term debt investments from “held-to-maturity” to “available-for-sale.” The difference in the classification is that available-for-sale investments must be recorded at their fair market value. At March 31, 2006, the Company, therefore adjusted the value of its short-term and long-term debt investments  by $3.0 million with the offset recorded in Accumulated other comprehensive income/(loss).

The Company’s equity investments in public companies are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses net of tax, reported as a separate component

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

of Accumulated other comprehensive income/(loss) until realized. The available-for-sale securities are intended to be held for an indefinite period but may be sold in response to unexpected future events. The Company has an equity investment with less than 20% ownership interest in a privately-held company. The Company does not have the ability to exercise significant influence over this company, and the investment is accounted for under the cost method. All of the aforementioned investments are included in “Short-term investments,” “Investments in U.S. government marketable securities,” or “Investments in affiliates” on the Consolidated Balance Sheets.

A decline in market value of any securities below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to income/(loss) and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Derivative Financial Instruments

Derivative financial instruments have been utilized by the Company to reduce exposures to volatility of foreign currencies and commodities impacting the cost of its products and to convert its fixed rate debt to a floating rate basis.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined by the “first-in, first-out” (FIFO) method. The Company has consigned inventory at certain customer locations totaling $3.8 million and $3.5 million at March 31, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. The Company applies the provisions of  the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires entities to test long-lived assets, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of such assets. An impairment loss would be recognized for an asset that is assessed as being impaired. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those items include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Fair market value is based on the discounted cash flows that the equipment will generate over the remaining useful lives. The Company recorded $12.1 million, $108.7 million, and $16.3 million in impairment losses for the fiscal years ended March 31, 2006, 2005, and 2004, respectively. See Note 13 for a further discussion on these impairment losses.

Goodwill and Intangible Assets

The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. See Note 2, “Goodwill and Intangible Assets” for a discussion of the adoption of SFAS No. 142 and the annual goodwill and other identifiable intangible assets impairment tests.

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

KEMET performs its impairment test during the first quarter of each fiscal year and when otherwise warranted. KEMET performed this impairment test in the quarters ended June 30, 2005 and 2004 and concluded that no goodwill impairment existed.

The Company also tests impairment of other identifiable intangible assets including indefinite-lived trademarks, as well as patents and technology that have definite lives and will continue to be amortized using the straight line method. For purposes of determining the fair value of its trademarks, the Company

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

uses a discounted cash flow model that considers the costs of royalties in the absence of trademarks owned by the Company.

Effective October 1, 2005, the Company organized into two distinct business units. Since these business units are considered reporting units, as defined by SFAS No. 142, the Company had to test for impairment based on the fair values of the business units. The Company estimated the fair value by calculating future discounted cash flows of each business unit and comparing those values to the underlying net assets as of December 31, 2005. At December 31, 2005, the Company’s goodwill was not impaired.

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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

Had compensation costs for the Company’s three stock option plans been determined based on the fair value at the grant date for awards in fiscal years 2006, 2005, and 2004, consistent with the provisions of Statement No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (dollars in thousands except per share data):

		Fiscal Years ended March 31,
		2006	2005	2004
Net income/(loss) as reported		$375	$(174,094)	$(111,975)
Less stock-based compensation expense determined under fair-value-based methods .		(5,493)	(5,206)	(3,588)
	Pro forma	$(5,118)	$(179,300)	$(115,563)
Net income/(loss) per share:
Basic	As reported	$0.00	$(2.01)	$(1.30)
	Pro forma	$(0.06)	$(2.07)	$(1.34)
Diluted	As reported	$0.00	$(2.01)	$(1.30)
	Pro forma	$(0.06)	$(2.07)	$(1.34)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 5 years for 2006, 2005, and 2004; a risk-free interest rate of 4.3% for fiscal year 2006, 2.2% for fiscal year 2005, and 1.0% for fiscal year 2004; expected volatility of 43.8% for fiscal year 2006, 35.3% for fiscal year 2005, and 54.1% for fiscal year 2004; and a dividend yield of 0.0% for all three fiscal years.

In the first fiscal quarter 2007, the Company must implement SFAS No. 123(R), “Share-Based Payment.”. This standard will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.

Concentrations of Credit and Other Risks

The Company sells to customers located throughout the United States and the world. Credit evaluations of its customers’ financial conditions are performed periodically, and the Company generally does not require collateral from its customers. Two customers each accounted for more than 10% of net sales in the fiscal years ended March 31, 2006, 2005, and 2004. There were no customers’ accounts receivable balances exceeding 10% of the total at March 31, 2006, 2005, and 2004, respectively.

The Company, as well as the industry, utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to the end-users. For the fiscal years ending March 31, 2006, 2005, and 2004, net sales to electronics distributors accounted for 59%, 52%, and 51%, respectively, of the Company’s total net sales.

The Company has the majority of its manufacturing being performed in Mexico where 77% of the Company’s employees work. Of this 77%, approximately 72% of these employees are unionized as required by Mexican law.

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

Accumulated other comprehensive income/(loss) contained in the stockholders’ equity section of the Consolidated Balance Sheets consisted of the following:

	Fiscal Years ended March 31,
	2006	2005
Currency forward contract income/(loss), net	$—	$3,018
Currency translation income/(loss)	(8)	128
Unrealized income/(loss) in an unconsolidated subsidiary	627	(477)
Unrealized investment income/(loss)	(2,962)	—
Total accumulated other comprehensive income/(loss)	$(2,343)	$2,669

The currency forward contract losses were net of income tax (benefit)/expense of $0, $112 and $(8) at March 31, 2006, 2005, and 2004, respectively. There was no income tax impact on unrealized securities losses at March 31, 2006, 2005, and 2004, respectively.

Revenue Recognition

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

	Fiscal Years ended March 31,
	2006	2005
Ship-from-stock and debit	$11,117	$11,098
Sales returns	3,187	2,338
Price protection	1,642	604
Other	184	144
Allowance for SFSD, customer returns, price protection and other	16,130	14,184
Allowance for doubtful accounts	250	250
Total account receivable allowances	$16,380	$14,434

The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for March 31, 2006, 2005, and 2004, respectively. The Company recognizes warranty costs when identified.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

Shipping and Handling Costs

The Company’s shipping and handling costs are reflected in Cost of goods sold in the Consolidated Statements of Operations. Shipping and handling costs were $8.6 million, $9.3 million, and $8.4 million in the fiscal years ended March 31, 2006, 2005, and 2004, respectively.

Exit Costs

The Company applies the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (Issue No. 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, “Elements of Financial Statements”, is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002.

Income/(Loss) per Share

The Company calculates income/(loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income/(loss) per share is computed using the weighted-average number of shares outstanding. Diluted income/(loss) per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and for put options issued by the Company, if such effects are dilutive.

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

In March 2005, the FASB issued FASB Interpretation No. 47. FASB Interpretation No. 47 clarifies the term “asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This guidance requires an entity to record a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. This interpretation does not have an impact on the consolidated financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 is effective for all fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

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

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting unit as defined under SFAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. In the first fiscal quarter of 2006, the Company determined fair value based on a market approach which incorporates quoted market prices of the Company’s common stock and the premiums offered to obtain controlling interest for companies in the electronics industry. In the third fiscal quarter of 2006, the Company determined fair value based on the cash flow approach as discussed below.

KEMET performs its impairment test during the first quarter of each fiscal year and when otherwise warranted. KEMET performed this impairment test in the quarters’ ended June 30, 2005 and 2004 and concluded that no goodwill impairment existed. Due to the asset impairment that the Company recorded in March 2005, the Company also performed a goodwill impairment test as of March 31, 2005. No impairment existed.

Effective October 1, 2005, the Company organized into two distinct business units. Since these business units are considered reporting units, as defined by SFAS No. 142, the Company had to test for impairment based on the fair values of the business units. The Company estimated the fair value by calculating future discounted cash flows of each business unit and comparing those values to the underlying net assets as of December 31, 2005. At December 31, 2005, the Company’s goodwill was not impaired. The Company will utilize cash flows to determine fair value in its annual impairment tests in the future.

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

	March 31, 2006		March 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized Intangibles:
Goodwill	$30,471		$30,471
Trademarks	7,181		7,181
Unamortized intangibles	37,652		37,652
Amortized Intangibles:
Patents and technology—5-25 years	14,655	9,452	14,655	8,549
Other—8-10 years	914	792	914	689
Amortized intangibles	15,569	10,244	15,569	9,238
	$53,221	$10,244	$53,221	$9,238

	Amortization Expense
	Fiscal Years ended March 31,
	2006	2005	2004
Patents and technology	$903	$1,001	$1,138
Other	103	104	108
	$1,006	$1,105	$1,246

The expected amortization expense for the fiscal years ending March 31, 2007, 2008, 2009, 2010 and 2011 is $975, $944, $590, $476, and $451, respectively.

Note 3:   Debt

In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven purchasers of the Senior Notes. The Senior Notes have a final maturity date of May 4, 2010, and begin amortizing on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The aggregate maturities of the debt subsequent to March 31, 2006, follow: 2007, $20,000; 2008, $20,000; 2009, $20,000; 2010, $20,000; and 2011, $20,000. The Company had interest payable, included in Accrued expenses, on its Consolidated Balance Sheets of $2.7 million and $2.7 million at March 31, 2006 and 2005, respectively.

The Company is subject to restrictive covenants under its Note Purchase Agreement which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related principally to funded debt and net worth. At March 31, 2006, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company’s wholly-owned subsidiaries.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3:   Debt (Continued)

In April 2002, the Company entered into an Offering Basis Loan Agreement (the “Loan Agreement”) with a bank. The Loan Agreement is an uncommitted credit facility which allows the Company to request borrowings in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing. As of March 31, 2006 and 2005 the Company had no borrowings under this arrangement.

Note 4:   Other Non-Current Obligations

Non-current obligations are summarized as follows:

	March 31,
	2006	2005
Deferred compensation (Note 5)	$1,628	$1,374
Accrued postretirement medical and life insurance plan (Note 6)	41,744	43,358
Loss on inventory supply agreement (Note 10)	—	2,829
Environmental liabilities and other	767	1,390
Other non-current obligations	$44,139	$48,951

Note 5:   Employee Pension and Savings Plans

Until March 1, 2004, the Company had a non-contributory pension plan (“Pension Plan”) which covered substantially all employees in the United States who met age and service requirements. The Pension Plan provided defined benefits that were based on years of credited service, average compensation (as defined), and the primary social security benefit. The effective date of the Pension Plan was April 1, 1987. Effective March 1, 2004, the Company terminated the Pension Plan through a combination of lump-sum payments to participants and the purchase of non-participating annuity contracts. As a result of the termination and settlement, the Company had no Pension Plan-related assets or liabilities at March 31, 2006. The measurement date used to determine Pension Plan benefits was March 31.

The cost of pension benefits under the Pension Plan was determined by management using the “projected unit credit” actuarial cost method.

Components of net periodic pension cost include the following:

	Fiscal Years ended March 31,
	2006	2005	2004
Service cost	$—	$—	$795
Interest cost	—	—	7,927
Expected return on assets	—	—	(8,205)
Amortization of:
Prior service cost	—	—	(5)
Actuarial loss	—	—	1,359
Curtailment	—	—	187
Settlement charge	—	618	50,398
Total net periodic pension cost	$—	$618	$52,456

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5:   Employee Pension and Savings Plans (Continued)

The special termination benefits and curtailment were the result of personnel reductions occurring within fiscal years 2003 and 2002. The settlement charge was a result of the termination of the Pension Plan, effective March 1, 2004.

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the Pension Plan:

	Fiscal Years ended March 31,
	2006	2005	2004
Projected benefit obligation:
Discount rate	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost:
Discount rate	N/A	N/A	6.50%
Rate of compensation increase	N/A	N/A	4.00%
Expected return on Pension Plan assets	N/A	N/A	7.00%

The Company sponsored an unfunded deferred compensation plan for key managers until July 1, 2003 when the plan was curtailed. This Pension Plan was non-qualified and provided certain key employees defined pension benefits which would equal those provided by the Company’s non-contributory pension plan if the plan were not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Expenses related to the deferred compensation plan totaled $0 in both fiscal years 2006 and 2005, and $277 in fiscal year 2004. The plan was terminated on June 30, 2004, and all participants received a one-time, cash settlement payment representing the value of their vested benefit on that date.

The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows employees to contribute to the plan. Expenses related to the deferred compensation plan totaled $658 in fiscal year 2006,  $887 in fiscal year 2005, and $1,111 in fiscal year 2004. Total benefits accrued under this plan were $1,628 in fiscal year 2006 and $1,374 in fiscal year 2005.

In addition, the Company has a defined contribution plan (the “Savings Plan”) in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant’s compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make annual matching contributions to the Savings Plan up to six percent of the employee’s salary. The Company contributed $2,085 in fiscal year 2006, $2,614 in fiscal year 2005, and $2,245 in fiscal year 2004. As part of the Savings Plan, employees may elect to purchase KEMET stock. For fiscal years 2006, 2005, and 2004, the Savings Plan purchased 79,314,  69,885, and 82,989 shares, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6:   Postretirement Medical and Life Insurance Plans (Continued)

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for postretirement medical and life insurance benefits are as follows:

	Fiscal Years ended March 31,
	2006	2005	2004
Service cost	$521	$975	$1,063
Interest cost	1,576	3,062	3,384
Amortization of actuarial loss	—	269	387
Amortization of prior service cost	(1,585)	—	—
Expected loss on assets	—	—	(121)
Total net periodic benefits cost	$512	$4,306	$4,713

A reconciliation of the postretirement medical and life insurance plans’ projected benefit obligation, fair value of plan assets, and funding status is as follows:

	March 31,
	2006	2005
Projected benefit obligation:
Net obligation at beginning of fiscal year	$53,556	$56,309
Service cost	521	975
Interest cost	1,576	3,062
Plan amendments	(15,132)	—
Actuarial (gain)/loss	(11,422)	(2,806)
Gross benefits paid	(2,126)	(3,984)
Net benefit obligation at end of fiscal year	$26,973	$53,556
Fair value of plan assets:
Fair value of plan assets at beginning of fiscal year	$—	$—
Employer contributions	2,126	3,984
Gross benefits paid	(2,126)	(3,984)
Fair value of plan assets at end of fiscal year	$—	$—
Funding status:
Funded status at end of fiscal year	$(26,973)	$(53,556)
Unrecognized net actuarial (gain)/loss	(1,224)	10,198
Unrecognized prior service cost	(13,547)	—
Net accrued benefit liability	$(41,744)	$(43,358)

The Company expects to make no contributions to fund plan assets in fiscal year 2007 as the Company’s policy is to pay benefits as cost are incurred.

Beginning in May 2005, the Company increased the required premium requirements for the retirees due to the continuing health care cost increases. This has been factored into the following benefit payments schedule for the next five years and thereafter.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6:   Postretirement Medical and Life Insurance Plans (Continued)

The Company expects to have benefit payments in the next ten years as follows:

	Fiscal Years ended March 31,
	2007	2008	2009	2010	2011	Thereafter
Expected benefit payments	$1,707	$1,763	$1,783	$1,851	$1,874	$9,755

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the postretirement medical and life insurance plan:

	Fiscal Years ended March 31,
	2006	2005	2004
Projected benefit obligation:
Discount rate	6.10%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Net periodic benefit cost:
Discount rate	5.75%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected return on Plan assets	0.00%	0.00%	7.00%
	9.00%	9.50%	10.00%
Health care cost trend on covered charges	decreasing to ultimate trend of 5% in 2013	decreasing to ultimate trend of 5% in 2013	decreasing to ultimate trend of 5% in 2013
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components	$86	$263	$327
—On postretirement benefits obligation	$865	$2,758	$3,265
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components	$(75)	$(231)	$(285)
—On postretirement benefits obligation	$(773)	$(2,466)	$(2,911)

The measurement date used to determine postretirement benefits is March 31.

The Company evaluated input from its third party actuary to determine the appropriate discount rate. The determination of the discount rate is based on various factors such as the rate on bonds, term of the expected payouts, and long-term inflation factors.

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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6:   Postretirement Medical and Life Insurance Plans (Continued)

Improvement and Modernization Act of 2003,” the Company believes its plan is not actuarially equivalent to the Medicare prescription drug benefit and any impact or benefit from the Act was not significant.

Note 7:   Income Taxes

The components of earnings (loss) before income taxes consist of:

	Fiscal Years ended March 31,
	2006	2005	2004
Domestic	$(23,966)	$(181,366)	$(170,152)
Foreign	11,866	9,157	11,824
	$(12,100)	$(172,209)	$(158,328)

The provision for income tax expense (benefit) is as follows:

	Fiscal Years ended March 31,
	2006	2005	2004
Current
Federal	$(13,453)	$(2,872)	$(7,683)
State and local	271	(1,069)	(824)
Foreign	1,394	3,274	5,017
	(11,788)	(667)	(3,490)
Deferred
Federal	—	2,403	(38,265)
State and local	—	—	(4,112)
Foreign	(687)	149	(486)
	(687)	2,552	(42,863)
Provision for income taxes	$(12,475)	$1,885	$(46,353)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years ended March 31,
	2006	2005	2004
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal taxes	(16.3)%	(4.8)%	(2.0)%
Effect of foreign operations	(28.5)%	(0.6)%	1.1%
Tax exposure releases	(110.5)%	0.0%	0.0%
Change in valuation analysis	95.5%	50.9%	12.6%
Other	(8.3)%	(9.4)%	(6.0)%
Effective income tax rate	(103.1)%	1.1%	(29.3)%

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7:   Income Taxes (Continued)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$120,511	$94,637
Medical benefits	18,118	18,614
Sales and inventories allowances	10,057	11,729
Other	6,055	6,156
Gross deferred tax assets	154,741	131,136
Less valuation allowance	(120,319)	(106,580)
Net deferred tax assets	34,422	24,556
Deferred tax liabilities
Depreciation and differences in basis	(31,818)	(21,012)
Tax effect of hedging	—	(1,093)
Amortization of intangibles	(608)	(832)
Non-amortized intangibles	(2,515)	(2,516)
Pension benefits	(87)	(433)
Other	(899)	(678)
	(35,927)	(26,564)
Net deferred income tax liabilities	$(1,505)	$(2,008)

During the fiscal year ended March 31, 2006, $184 in deferred profit sharing tax assets for its Mexican subsidiary were reclassed from current deferred tax assets to other current assets on the balance sheet.

As of March 31, 2006, March 31, 2005 and March 31, 2004, the Company’s gross deferred tax assets are reduced by a valuation allowance of $120,319, $106,580 and $20,015, respectively, due to negative evidence indicating that a valuation allowance is required under SFAS No. 109. The valuation allowance increased $13,739 during the fiscal year ended March 31, 2006 and $86,565 during the fiscal year ended March 31, 2005, principally due to net operating loss carryforwards and asset impairment.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2006. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net deferred income tax asset (liability) is reflected in the accompanying 2006 and 2005 Consolidated Balance Sheets as a $4,647 and $5,945 current asset and a $6,152 and $7,953 non-current liability, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7:   Income Taxes (Continued)

As of March 31, 2006, the Company has U.S. net operating loss carryforwards for federal and state income tax purposes of approximately $296 million and $389 million, respectively. These net operating losses are available to offset future federal and state taxable income in varying amounts, if any, through 2026. Certain of the Company’s foreign subsidiaries in Switzerland, China and Australia had deferred tax assets for tax net operating loss and capital loss carryforwards totaling $3.7 million. There is a greater likelihood of not realizing the future tax benefits of these deferred tax assets and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions.

At March 31, 2006, $0.4 million of the $120.5 million deferred tax asset for net operating losses represented losses generated by stock option deductions in excess of book expense. The valuation allowance related to the $0.4 million deferred tax asset generated by stock option deductions would be credited to equity when recognized.

During fiscal year 2006, the Company received outstanding United States Federal income tax refunds and related interest of $11.1 million due to the finalization of an Internal Revenue Service audit related to fiscal years 1997 through 2002. Because of the finalization of the audit, a $12.1 million tax benefit was recognized relating to prior tax contingencies which were not realized. The Company also recognized a $1.5 million tax benefit due to transfer pricing adjustments from 2000 through 2004 related to its Mexican subsidiary.

Deferred tax expense (benefit) of $0 million, $0.1 million and $1.6 million was attributed to other comprehensive income (loss) for the fiscal years ended March 31, 2006, 2005, and 2004, respectively.

At March 31, 2006, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. The company has approximately $46 million of unremitted foreign earnings. No current plans are expected for repatriation and no deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Note 8:   Stock Option Plans

The Company has three option plans that reserve shares of common stock for issuance to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). On July 1, 2000, the Company adopted the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” which require variable accounting treatment on certain re-priced options. This requires that any increase in the stock price above the July 1, 2000, adoption date stock price be recognized immediately as compensation expense. For fiscal years 2006, 2005, and 2004, no compensation cost has been recognized for the stock option plans.

SFAS No. 123(R) is effective as of the first annual reporting period beginning after June 15, 2005 (fiscal year 2007). The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements. The cumulative effect of the adoption, if any, will be measured and recognized in the Consolidated Statements of Operations on the date of adoption.

In May 1992, the Company’s stockholders approved the 1992 Key Employee Stock Option Plan, which authorizes the granting of options to purchase 2,310,000 shares of common stock. The Key Employee Stock Option Plan was amended in October 2000 by the Board of Directors to provide for the issuance of

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8:   Stock Option Plans (Continued)

options to purchase an additional 2,000,000 shares of common stock. In addition, stockholders approved the 1995 Executive Stock Option Plan at the 1996 Annual Meeting. This plan provides for the issuance of options to purchase 3,800,000 shares of common stock to certain executives of the Company. The stockholders also approved the 2004 Long-Term Equity Incentive Plan at the 2004 Annual Meeting. This plan provides for the issuance of common stock to directors and certain employees of the Company.

On April 4, 2005, the Company granted to the Chief Executive Officer 500,000 options to purchase shares of common stock with an exercise price of $8.05 that will vest when the stock price reaches various thresholds and maintains at or above the thresholds for a certain period of time. These options are open ended until they vest and will have a ten year life after vesting or will expire on the third year following retirement, whichever occurs first. At March 31, 2006, none of these options have vested due to the stock price not having reached the first exercise threshold.

These plans provide that options to purchase shares be supported by the Company’s authorized but unissued common stock or treasury stock. The prices of the options granted thus far pursuant to these plans are no less than 100% of the value of the shares on the date of the grant. Except for the options granted to the Chief Executive Officer discussed above, the options may not be exercised within one to two years from the date of grant and no options will be exercisable after ten years from the date of grant (depends on individual grant).

A summary of the status of the Company’s three current stock option plans as of March 31, 2006, 2005, and 2004, and changes during the fiscal years ended on those dates is presented below:

	Fiscal Years ended March 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of fiscal year	4,446,270	$12.50	4,466,215	$13.46	3,848,025	$13.41
Option granted	1,666,500	7.31	773,250	7.97	1,072,625	12.76
Options exercised	(236,820)	6.51	(25,000)	5.85	(145,810)	5.56
Options cancelled	(827,050)	13.83	(768,195)	13.76	(308,625)	14.18
Options outstanding at end of fiscal year	5,048,900	$10.85	4,446,270	$12.50	4,466,215	$13.46
Option price range end of fiscal year .		$5.00 to $19.80		$5.00 to $19.80		$5.00 to $19.80
Option price range for exercised shares		$5.00 to $9.03		$5.00 to $9.03		$5.00 to $6.75
Options available for grant end of fiscal year		3,044,615		4,345,565		349,120
Options exercisable end of fiscal year		3,355,150		2,959,895		2,730,840
Options weighted-average fair value granted during the fiscal year		$3.20		$2.82		$5.97
Weighted-average exercise price of options exercisable at end of fiscal year		$12.58		$13.42		$14.90

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8:   Stock Option Plans (Continued)

The following table summarizes information about stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Range of	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 3/31/06	Contractual Life	Price	at 3/31/06	Price
$3.96 to $5.94	116,275	1.9 years	$5.45	116,275	$5.45
$5.95 to $7.92	1,710,000	9.1 years	$7.22	549,750	$7.72
$7.93 to $9.90	451,750	5.9 years	$9.02	447,750	$9.03
$9.91 to $11.88	29,000	6.4 years	$11.24	12,500	$11.20
$11.89 to $13.86	795,125	7.6 years	$12.77	795,125	$12.77
$13.87 to $15.84	602,000	3.2 years	$14.51	589,000	$14.51
$15.85 to $17.82	826,750	4.1 years	$17.08	826,750	$17.08
$17.83 to $19.80	18,000	4.0 years	$18.58	18,000	$18.58
	4,548,900	6.6 years	$11.15	3,355,150	$12.58

The above table excludes the 500,000 options issued to the Chief Executive Officer as they have different vesting criteria than the other options discussed above. As of the date of this filing, none of these options have vested.

Note 9:   Segment and Geographic Information

Effective October 1, 2005, KEMET organized into two distinct business units: the Tantalum Business Unit (“Tantalum”) and the Ceramics Business Unit (“Ceramics”). Each business unit is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business units and are allocated to the business units based on the business units’ respective manufacturing costs. Prior year results have been restated to facilitate comparisons to the fiscal year 2006 presentation.

Tantalum Business Unit

Tantalum operates in five manufacturing sites in the United States, Mexico and China. This business unit produces tantalum and aluminum capacitors. The business unit also maintains a product innovation center in the United States.

Ceramics Business Unit

Ceramics operates in three manufacturing locations in Mexico and China. This business unit produces ceramic capacitors. In addition, the business unit also has a product innovation center in the United States.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9:   Segment and Geographic Information (Continued)

The following tables summarize information about each segment’s net sales, operating income/(loss), depreciation and amortization and total assets (dollars in thousands):

	Fiscal Years ended March 31,
	2006	2005	2004
Net sales:
Tantalum	$292,234	$248,367	$263,093
Ceramics	197,872	176,971	170,789
Total	$490,106	$425,338	$433,882
Operating income/(loss):
Tantalum	$7,879	$(61,727)	$(93,604)
Ceramics	(18,075)	(113,115)	(65,410)
Total	$(10,196)	$(174,842)	$(159,014)
Depreciation/amortization expenses:
Tantalum	$20,043	$37,218	$36,767
Ceramics	16,207	31,020	29,431
Total	$36,250	$68,238	$66,198

	March 31,
	2006	2005
Total assets:
Tantalum	$418,550	$416,482
Ceramics	329,768	341,615
Total	$748,318	$758,097

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9:   Segment and Geographic Information (Continued)

Due to the Company’s change in reporting segments, the following information is presented for interim periods (unaudited):

	Fiscal Year ended March 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales:
Tantalum	$67,933	$69,822	$74,969	$79,510	$292,234
Ceramics	46,171	46,786	51,019	53,896	197,872
Total	$114,104	$116,608	$125,988	$133,406	$490,106
Operating income/(loss):
Tantalum	$(1,916)	$674	$1,150	$7,971	$7,879
Ceramics	(5,586)	(2,758)	409	(10,140)	(18,075)
Total	$(7,502)	$(2,084)	$1,559	$(2,169)	$(10,196)
Depreciation/amortization expenses:
Tantalum	$6,465	$4,592	$4,319	$4,667	$20,043
Ceramics	5,117	3,633	3,211	4,246	16,207
Total	$11,582	$8,225	$7,530	$8,913	$36,250
Total assets:
Tantalum	$408,330	$411,949	$403,488
Ceramics	342,246	337,127	333,152
Total	$750,576	$749,076	$736,640

	Fiscal Year ended March 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales:
Tantalum	$75,588	$60,559	$53,066	$59,154	$248,367
Ceramics	46,795	45,463	42,437	42,276	176,971
Total	$122,383	$106,022	$95,503	$101,430	$425,338
Operating income/(loss):
Tantalum	$4,882	$4,620	$(15,197)	$(56,032)	$(61,727)
Ceramics	(4,348)	(11,798)	(22,957)	(74,012)	(113,115)
Total	$534	$(7,178)	$(38,154)	$(130,044)	$(174,842)
Depreciation/amortization expenses:
Tantalum	$9,252	$8,894	$8,751	$10,321	$37,218
Ceramics	8,206	7,498	7,420	7,896	31,020
Total	$17,458	$16,392	$16,171	$18,217	$68,238
Total assets:
Tantalum	$542,997	$510,609	$485,055
Ceramics	406,430	420,674	408,402
Total	$949,427	$931,283	$893,457

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9:   Segment and Geographic Information (Continued)

	Fiscal Year ended March 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales:
Tantalum	$65,822	$59,750	$68,033	$69,488	$263,093
Ceramics	39,540	40,334	43,302	47,613	170,789
Total	$105,362	$100,084	$111,335	$117,101	$433,882
Operating income/(loss):
Tantalum	$506	$(53,424)	$(9,987)	$(30,699)	$(93,604)
Ceramics	(10,942)	(18,833)	(9,288)	(26,347)	(65,410)
Total	$(10,436)	$(72,257)	$(19,275)	$(57,046)	$(159,014)
Depreciation/amortization expenses:
Tantalum	$10,806	$8,598	$10,291	$7,072	$36,767
Ceramics	7,963	7,035	8,500	5,933	29,431
Total	$18,769	$15,633	$18,791	$13,005	$66,198

The Company manages its capital expenditures for long-lived assets on a consolidated basis; therefore, this information has been excluded on a reporting segment basis. Goodwill and other intangible assets have been allocated to Tantalum and Ceramics as follows: Tantalum $25,626 and Ceramics $17,551. These amounts are consistent for all periods presented.

The following highlights our net sales by geographic location:

	Fiscal Years ended March 31, (1)
	2006	2005	2004
United States	$188,079	$172,707	$189,367
China	108,501	74,834	69,595
Asia Pacific(2)	43,685	40,171	40,043
Singapore	38,385	26,313	28,653
Germany	37,905	36,147	34,461
Mexico	17,667	19,336	17,538
Other countries(3)	55,884	55,830	54,225
	$490,106	$425,338	$433,882

(1)—Revenues are attributed to countries or regions based on the location of the customer. The Company sold $85,095 and $58,798 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2006. The Company sold $66,494 and $57,300 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2005. The Company sold $76,264 and $58,942 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2004.

(2)—Only Malaysia exceeded 5% of consolidated net sales in 2005 ($21.3 million). For fiscal year 2006 and 2004, no country considered part of Asia Pacific exceeded 5% of consolidated net sales.

(3)—No country included in this caption exceeded 5% of consolidated net sales for fiscal years 2006, 2005, and 2004.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9:   Segment and Geographic Information (Continued)

The following geographic information includes long-lived assets, including property held for sale, based on physical location:

	March 31,
	2006	2005
United States	$51,714	$102,050
Mexico	178,772	162,937
China	27,017	16,627
Other	302	338
	$257,805	$281,952

Intangible assets of $12,506 are held by a United States legal entity.

Note 10:   Commitments

(a)   The Company has agreements with distributors and certain other customers that, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable (Note 11). The Company adjusts sales for anticipated returns and price protection changes based on historical experience. Charges against sales in fiscal year 2006, fiscal year 2005, and fiscal year 2004 were $80,426, $68,821, and $71,410, respectively. Actual applications against the allowances in fiscal year 2006, fiscal year 2005, and fiscal year 2004 were $79,371, $71,771, and $66,325, respectively.

(b)   On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation (“Cabot”). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through calendar year 2006. As the prices of tantalum powder and tantalum wire products decreased, the Company recorded purchase commitment losses as well as inventory losses (if the inventory was on hand). In fiscal year 2004 and fiscal year 2003, KEMET recorded losses of $12,355 and $40,833, respectively. In fiscal year 2005, the Company renegotiated the agreement with Cabot and accordingly reversed $11,767 of the previously recorded commitment losses. As of March 31, 2006, the Company had purchased all of the inventory that was committed to be purchased under the agreement. The following reconciliation of the beginning and ending balances included in the liabilities section of the Consolidated Balance Sheets is as follows:

	Fiscal Years ended March 31,
	2006	2005
Beginning of fiscal year	$5,483	$24,275
Costs charged to expense	—	—
Liability reduction	—	(11,767)
Costs paid or settled	(5,483)	(7,025)
End of fiscal year	$—	$5,483

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10:   Commitments (Continued)

Finally, in fiscal year 2005, the Company cancelled silver and palladium purchase commitments with other suppliers totaling $6.6 million. No gain or loss was recognized as a result of these cancellations. The Company has no future commitments for these raw materials.

(c)   The Company’s leases are primarily for distribution facilities or sales offices that expire principally between 2007 and 2009. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were approximately $3,815 in fiscal year 2006, $4,157 in fiscal year 2005, and $3,180 in fiscal year 2004.

During fiscal year 2005, the Company subleased to an outside company a 60,000 square foot facility and has leased back 5,000 square feet of this facility. Annual rental income from the sublease was included in the Consolidated Statements of Operations and was $213 and $30 for fiscal years 2006 and 2005, respectively. The sublease rental expense was $118 and $20 for fiscal years 2006 and 2005, respectively.

Future minimum lease payments over the next five fiscal years and thereafter under non-cancelable operating leases at March 31, 2006, are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
Minimum lease payments	$2,896	$2,002	$1,184	$784	$549	$1,510	$8,925
Sublease rental income	(229)	(230)	(237)	(238)	(238)	(1,013)	(2,185)
Net minimum lease payments	$2,667	$1,772	$947	$546	$311	$497	$6,740

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11:   Supplemental Balance Sheets and Statements of Operations Detail:

		March 31,
		2006	2005
Accounts receivable:
Trade		$78,082	$64,126
Other		6,755	9,536
		84,837	73,662
Less:
Allowance for doubtful accounts		250	250
Allowance for price protection and customer returns (Note 10)		16,130	14,184
Net accounts receivable		$68,457	$59,228
Property and equipment:	Useful life
Land and land improvements	20 years	$9,559	$13,036
Buildings	20-40 years	96,855	118,041
Machinery and equipment	10 years	661,502	649,134
Furniture and fixtures	4-10 years	42,727	44,940
Construction in progress	—	20,930	32,130
Total property and equipment		831,573	857,281
Accumulated depreciation		(578,270)	(577,655)
Net property and equipment		$253,303	$279,626
Accrued expenses:
Salaries, wages, and related employee costs		$15,651	$11,615
Vacation		4,533	4,625
Inventory supply agreement (Note 10)		—	2,061
Property taxes		1,359	1,863
Restructuring		2,055	6,790
Rebates		536	649
Legal and Audit		193	697
Interest		2,720	2,720
Other		5,256	3,597
Total accrued expenses		$32,303	$34,617

	Fiscal Years ended March 31,
	2006	2005	2004
Other (income) expense:
Interest rate swaps	$—	$980	$(4,434)
Loss on write down of equity investment to market	783	945	1,046
Unrealized foreign currency exchange (gains)/losses	—	300	(300)
Life insurance proceeds	—	(5,000)	—
Other	133	(74)	377
Net Other (income)/expense	$916	$(2,849)	$(3,311)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

In January 2005, the Company filed a lawsuit against AVX Corporation (“AVX”) to protect trade secrets relating to the development and manufacture of tantalum polymer capacitors. KEMET has been manufacturing these advanced components since 1999, and they now constitute the fastest growing segment of the tantalum capacitor market. KEMET was seeking judgment against AVX for actual and exemplary damages, attorney’s fees, and injunctive relief to eliminate any commercial advantage that otherwise would be derived by AVX from the misappropriation of KEMET trade secrets. While the Company still believes in the merits of the case, the lawsuit was dismissed in April 2005 in order to allow management to be able to focus on the important business challenges it was facing at the time of the dismissal of the suit.

In April 2006, Kuhnke GmbH, a manufacturer of electronic controls based in Germany, filed a law suit against KEMET and one of our German distributors. The law suit claims that certain parts manufactured by the Company failed thereby resulting in losses incurred by Kuhnke’s customer. The legal action seeks judgment against the Company and our German distributor in the amount of approximately EUR 1.3 million plus interest on the basis of the Company’s alleged failure to provide sufficient product monitoring information to the market. KEMET has carefully examined the facts in this case, and believes the claim by Kuhnke to be without merit. The Company is in the process of preparing its response to this legal action which will be filed in the German courts within the next few months.

Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuit would have a material adverse effect on the Company’s financial condition or results of operations.

Note 13:   Restructuring and Impairment Charges

Since the end of fiscal year 2002, the Company has initiated several restructuring programs in order to reduce costs, to remove excess capacity, and to make the Company more competitive on a world-wide

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13:   Restructuring and Impairment Charges (Continued)

basis. Since the beginning of fiscal year 2003, the Company has initiated seven different restructuring initiatives. Since the goals of each of these restructuring programs fall into one of the rationales listed above, the Company has elected to disclose the impacts on a yearly basis as opposed to by restructuring program.

A summary of the expenses aggregated in the Consolidated Statements of Operations line Restructuring and impairment charges expensed in the fiscal years ended March 31, 2006, 2005, and 2004, were as follows (in millions):

	Fiscal Years ended March 31,
	2006	2005	2004
Impairment loss on real property	$12.1	$—	$—
Long-term asset impairment	—	108.7	16.3
Loss on sale of property	1.4	—	—
Termination of a contract	0.8	—	—
Lamina investment write-off	—	2.4	—
Manufacturing relocation and reduction in workforce	14.9	19.3	24.2
Reversals of previously recorded accruals	(0.9)	(0.4)	—
Restructuring and impairment charge	$28.3	$130.0	$40.5

Fiscal Year ended March 31, 2006

Restructuring and impairment charges incurred during fiscal year 2006 included charges of $28.3 million, of which $14.9 million were charges for manufacturing relocation and reduction in workforce, $12.1 million for the writedown of facilities, $1.4 million loss on the sale of property, $0.8 million relating to the termination of a contract, offset by the reversal of $0.9 million of previously recorded accruals.

Manufacturing relocation and Reduction in workforce—These charges were incurred as part of the Plan announced in July 2003 that included moving manufacturing operations from the United States to lower cost facilities in Mexico and China which are substantially complete. Two manufacturing operation moves still remain to be made which are the anode manufacturing move to Mexico, which is currently in process, and the tantalum polymer manufacturing move to China, which has not yet started. It is expected that both moves will be completed by the end of fiscal year 2007.

During fiscal year 2006, the Company recognized expenditures of $9.9 million relating to the Plan.

Impairment loss on real property—During fiscal year 2006, the Company recognized a charge to reduce its net book value in three of its facilities. Two of the facilities are currently held for sale.

Loss on sale of property—In December 2005, the Company sold a facility held for sale for a value less than book value. Accordingly, the Company recognized a charge of $1.4 million during the third quarter of fiscal year 2006.

Termination of a contract—In connection with a facility that is in the process of being shutdown, the Company recognized a loss on a contract relating to that facility. The contract called for the Company to buy certain quantities of a product at a market price through October 2005.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13:   Restructuring and Impairment Charges (Continued)

Reversals of previously recorded accruals—During fiscal year 2006, the Company reversed several restructuring accruals that were deemed unnecessary.

Fiscal Year ended March 31, 2005

Restructuring and impairment charges incurred during fiscal year 2005 included pre-tax charges totaling $130.0 million, of which $19.3 million were charges for manufacturing relocation and personnel reductions, $108.7 million were charges for impaired long-lived assets, and $2.4 million were charges for the write-down of an investment in an unconsolidated subsidiary.

Manufacturing relocation and Reduction in workforce—During fiscal year 2005, the Company recognized $7.8 million relating to the Plan (discussed above under fiscal year ended March 31, 2006). The Company also announced additional restructuring programs in fiscal third quarter 2005 of $5.8 million and in fiscal fourth quarter 2005 of $5.3 million. These two restructuring programs reduced the Company’s workforce by approximately 1,120 employees.

Long-term asset impairment—During the fiscal fourth quarter 2005, the Company assessed the current economic environment of the capacitor industry and estimated results for future periods. The Company considered the following:

•       a decrease in the Company’s (as well as its competitors’ as a whole) market capitalization;

•       continuing average selling price erosion; and

•       the continued operating losses the Company had recently incurred.

Based on these factors, the Company assessed the net cash flows of its tantalum and ceramics assets for a period of time in the future and compared the results with the net book value of the assets. Accordingly and in compliance with SFAS No. 144, “Impairment of Long-term Assets”, the Company recorded a fourth quarter non-cash charge of $100.2 million to account for this difference. In fiscal third quarter 2005, the Company also recorded a charge of $8.5 million relating to the write-off of equipment no longer used. Refer to Note 1 for the process in which the Company used to determine the impairment charge.

Lamina investment write-off—During the fiscal third quarter 2005, the Company wrote down its investment in an unconsolidated subsidiary (Lamina Ceramics, Inc.) in the amount of $2.4 million due to the underlying value being less than the Company’s share of the book value.

Reversals of previously recorded accruals—During fiscal year 2005, the Company reversed several restructuring accruals that were deemed unnecessary.

Fiscal Year ended March 31, 2004

Restructuring and impairment charges incurred during fiscal year 2004 included pre-tax charges totaling $40.5 million, of which $24.2 million and $16.3 million were charges for manufacturing relocation and personnel reductions and for long-lived asset impairments, respectively.

Manufacturing relocation and Reduction in workforce—Employee termination costs were approximately $18.7 million and include charges related to the eventual relocation of approximately 650 production-related jobs from domestic operations as well as charges, primarily revisions in the contract

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13:   Restructuring and Impairment Charges (Continued)

with the Matamoros employee union, impacting approximately 1,250 employees in Mexico. Equipment relocation costs of $5.5 million accounted the balance of the charges.

Long-term asset impairment—In 1999, the Company entered into the market for solid aluminum capacitors and has since made significant technology advances in both high-capacitance multilayer ceramic capacitors and organic tantalum capacitors, limiting the applications of solid aluminum capacitors. As a result, KEMET reorganized its solid aluminum capacitor business line. The Company recognized a $16.3 million non-cash charge related to the impairment of aluminum equipment and facilities and, currently, does not anticipate additional charges related to this product line.

A reconciliation of the beginning and ending liability balances for restructuring charges (which represents severance related costs only) included in accrued expenses and other non-current obligations on the Consolidated Balance Sheets were as follows (in millions):

	Fiscal Years ended
	March 31,
	2006	2005	2004
Beginning of fiscal year	$6.8	$7.2	$0.8
Costs charged to expense	15.8	12.9	18.7
Costs paid or settled	(20.5)	(13.3)	(12.3)
End of fiscal year	$2.1	$6.8	$7.2

Note 14:   Income/(Loss) Per Share

Basic and diluted income/(loss) per share are calculated as follows (share amounts and per share data not in thousands):

	Fiscal Years ended March 31,
	2006	2005	2004
Net income/(loss)	$375	$(174,094)	$(111,975)
Weighted-average shares outstanding (basic)	86,721,589	86,518,923	86,412,281
Stock options	58,064	—	—
Weighted-average shares outstanding (diluted)	86,779,653	86,518,923	86,412,281
Basic income/(loss) per share	$0.00	$(2.01)	$(1.30)
Diluted income/(loss) per share	$0.00	$(2.01)	$(1.30)

The fiscal years ended March 31, 2005, and 2004, excluded potentially dilutive securities of 2,960,000, and 2,731,000 respectively, in the computation of diluted loss per share because the effect would have been anti-dilutive.

KEMET CORPORATION AND SUBSIDIARIES
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

	Fiscal Years ended March 31,
	2006	2005
Beginning of fiscal year	$3.0	$(0.7)
Current fiscal year unrealized gain/(loss) related to the change in value of the financial instruments	—	3.1
Plus prior fiscal year unrealized gain/(loss) in AOCI/(L) that were recognized in the current fiscal year	(3.0)	0.6
Net change in AOCI/(L) related to financial instruments	(3.0)	3.7
End of fiscal year	$—	$3.0

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, the Company purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were no peso contracts outstanding at March 31, 2006. At March 31, 2005, the Company had outstanding forward exchange contracts that matured within approximately one year to purchase Mexican pesos with notional amounts of $60.9 million. The fair value of these contracts at March 31, 2005, totaled $3.1 million and was recorded as a derivative asset on the Consolidated Balance Sheets under Prepaid expenses and other current assets. The changes in fair value of these contracts resulted in other comprehensive income/(loss), net of taxes, of $(3.0) million and $2.8 million for the twelve month periods ended March 31, 2006 and 2005, respectively. The ineffectiveness of these contracts was determined to be immaterial and was not recorded in Consolidated Statements of Operations.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. There were no euro contracts outstanding at March 31, 2006 or 2005. The changes in fair value of these contracts resulted in other comprehensive income/(loss), net of taxes, of $0.0 million and $0.9 million for the twelve month periods ended March 31, 2006 and 2005, respectively.

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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 15:   Derivatives, Hedging, and Other Financial Instruments (Continued)

Hedging Commodity Prices

The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly and closely related to the host contract. As such, the fair values of these derivatives are recorded on the Consolidated Balance Sheets as derivative assets or liabilities and the change in fair values is recorded as a component of Cost of goods sold. At March 31, 2006 and 2005, the Company had no such derivative assets or liabilities. All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Interest Rate Swaps

In August 2003, the Company entered into an interest rate swap contract (the “Swap”) which effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating rate debt adjusted semi-annually based on six-month LIBOR plus 3.35%. In October 2004, this contract was terminated for a $0.1 million gain and was recognized in other income for the fiscal year ended March 31, 2005. The fair value of the Swap, based upon market estimates provided by the counterparties, was approximately $2.5 million at March 31, 2004, and was recorded as a derivative asset on the Consolidated Balance Sheets under Prepaid expenses and other current assets. The change in fair value of this derivative instrument resulted in Other (income)/expense of $1.2 million and $(3.0) million for the twelve-month periods ended March 31, 2005 and 2004, respectively.

The Company entered into two interest rate swap contracts in April 2003 that effectively converted its $100 million aggregate principal amount of 6.66% senior notes to floating-rate debt, both of which were terminated for a $1.4 million gain, reflected in other income in May 2003 for the fiscal year ended March 31, 2004. There were no interest rate swap contracts outstanding at March 31, 2006.

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s debt outstanding at March 31, 2006 and 2005 was $100.2 million and $101.4 million, respectively, which was determined based on the 5-Year Treasury Note Yield compared to its carrying value of $100.0 million.

Note 16:   Common Stock

The Board of Directors authorized programs to purchase up to 8.0 million shares of its common stock on the open market. Through March 31, 2006, the Company made purchases of 2.1 million shares for $38.7 million, and does not anticipate any further stock purchases under this authorization. Approximately 615,000 shares were subsequently reissued for the exercise of employee stock options. At March 31, 2006 and 2005, the Company held 1,223,635 and 1,460,455 treasury shares at a cost of $22.6 million and $26.9 million, respectively.

Note 17:   Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies. The debt securities, which consist of U.S. government marketable securities, are classified as

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17:   Investments (Continued)

available-for-sale securities, mature in one month to four years, and are carried at fair market value with unrealized gains and losses recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets.

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

On a periodic basis, the Company reviews the market values of its equity investments classified as available-for-sale securities and the carrying value of its equity investments carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively as defined in EITF 03-1. The Company’s management concluded this review and determined that an available-for-sale equity investment in a publicly-held company had an “other-than-temporary” decline in market value for the quarter ending June 30, 2005. The Company considers the impairment “other-than-temporary” based on the duration of this market value decline and the lack of evidence that the market value would increase. The Company recognized a $0.8 million loss equal to the difference between the investment’s cost and its fair market value at June 30, 2005. The amount is included in Other expense/(income) on the Consolidated Statements of Operations. Based on the Company’s review for the quarters ending September 30, 2005, December 31, 2005 and March 31, 2006, the Company determined that a further “other-than-temporary” decline did not exist. The Company will continue to monitor the available-for-sale equity investment for potential future impairments.

Investments consist of debt securities as well as equity securities of public and privately-held companies. Prior to fiscal year 2006, the Company’s debt securities, which consisted of United States government marketable securities, were classified as held-to-maturity securities, had maturities in excess of three months, and were carried at amortized cost. Due to the need for cash in connection with the April 2006 purchase of the Tantalum Business Unit of EPCOS AG, the Company liquidated certain long-term debt investments prior to the maturity date at a loss of $1.2 million, which has been reflected on the Consolidated Statements of Operations. These transactions required the Company to alter its treatment of accounting for the remaining short-term and long-term debt investments from “held-to-maturity” to “available-for-sale.” The difference in the classification is that available-for-sale investments must be recorded at their fair market value. At March 31, 2006, the Company, therefore adjusted the value of its short-term and long-term debt investments by $3.0 million with the offset recorded in Accumulated other comprehensive income/(loss). Approximately $0.2 million of unrealized losses related to debt  investments have been in a continuous unrealized loss position for less than 12 months and $2.8 million of unrealized losses related to debt investments have been in a continous loss position for more than 12 months.

In the fiscal third quarter 2005, the Company recorded a $2.4 million write-down associated with its equity investment in Lamina Ceramics, Inc., At March 31, 2006, the Company determined that the remaining investment balance approximated fair value.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17:   Investments (Continued)

A summary of the components and carrying values of “Investments” in the Consolidated Balance Sheets is as follows:

	March 31,
	2006	2005
Short-term investments	$4,889	$34,992
Equity investments:
Available-for-sale	853	563
Cost	119	119
U.S. government marketable securities	67,195	157,576
	$73,056	$193,250

Non-equity investments of $4.9 million and $67.2 million mature within three months to one year and one to four years, respectively. Short-term investments consist of U.S. government securities.

The unrealized pretax gain/(loss) on available-for-sale equity securities was $0.6 million and $(0.5) million at March 31, 2006 and 2005, respectively.

The recorded values approximate fair value at March 31, 2006 and 2005.

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

On September 2, 2003, the Company announced it purchased an equity position of $2.5 million in Lamina Ceramics, Inc. (“Lamina Ceramics”), and entered into a business agreement with Lamina Ceramics to develop and commercialize high-performance, low-temperature co-fired ceramic-on-metal (“LTCC-M”) solutions for advanced electronic systems. Lamina Ceramics is a manufacturer of multilayer ceramic electronic packages, boards, and components using proprietary LTCC-M technology. In fiscal third quarter 2006, the Company wrote down its investment in Lamina Ceramics by $2.4 million. On a fully-diluted basis, the Company’s interest in Lamina Ceramics was less than 10% at March 31, 2005 and 2004.

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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 19:   Property Held for Sale

As a result of moving manufacturing operations from the United States to lower cost facilities in Mexico and China, certain manufacturing facilities located in the United States are no longer in use and are held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying value of these facilities at March 31, 2006 and 2005 was $4.5 million and $2.3 million, respectively, and is separately presented in the Property held for sale line item on the Consolidated Balance Sheets. For the twelve months ended March 31, 2006, the Company recognized a loss on these facilities. At March 31, 2006, the fair value is believed to approximate carrying value based on an external appraisal. The Company does not anticipate any remediation costs in selling the property. On a quarterly basis, management will review this value for indications of impairment.

Note 20:  Subsequent Events

On April 13, 2006, the Company completed its acquisition of EPCOS AG’s Tantalum Business Unit for approximately $103.0 million. The acquisition includes the EPCOS AG tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. Of the total purchase price, KEMET paid cash of $81.3 million and assumed certain liabilities and working capital adjustments of approximately $12.2 million. In addition when the manufacturing and supply agreement expires in September 2006, the Company will make an additional payment of approximately $9.5 million.

The Company anticipates that this acquisition will further strengthen its global leadership position in the tantalum capacitor business and provide greater access to the European market and customers. The Company is in the process of recording the acquisition and will provide the necessary information in a later filing with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION
(Registrant)
Date: June 14, 2006	/s/ DAVID E. GABLE
David E. Gable
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2006	/s/ PER-OLOF LOOF
Per-Olof Loof
Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 14, 2006	/s/ DAVID E. GABLE
David E. Gable
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: June 14, 2006	/s/ FRANK G. BRANDENBERG
Frank G. Brandenberg
Chairman and Director
Date: June 14, 2006	/s/ GURMINDER S. BEDI
Gurminder S. Bedi
Director
Date: June 14, 2006	/s/ MAUREEN E. GRZELAKOWSKI
Maureen E. Grzelakowski
Director
Date: June 14, 2006	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II
Director
Date: June 14, 2006	/s/ JOSEPH D. SWANN
Joseph D. Swann
Director
Date: June 14, 2006	/s/ CHARLES E. VOLPE
Charles E. Volpe
Director