Form 10-Q
period 2006-06-30
KEMET CORP
filed 2006-08-08
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   ☐  Yes  ☒  No

Common Stock Outstanding at: June 30, 2006

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	86,999,926

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)
(Unaudited)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$55,743	$163,778
Short-term investments	—	4,889
Accounts receivable, net	118,820	68,457
Inventories:
Raw materials and supplies	46,673	45,681
Work in process	45,795	42,960
Finished goods	39,649	36,429
Total inventories	132,117	125,070
Prepaid expenses and other current assets	6,222	7,822
Deferred income taxes	5,342	4,647
Total current assets	318,244	374,663
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $650.3 million and $641.0 million as of June 30, 2006 and March 31, 2006, respectively	337,055	253,303
Property held for sale	4,769	4,502
Investments in U.S. government marketable securities	66,558	67,195
Investments in affiliates	1,003	972
Goodwill	43,155	30,471
Intangible assets, net	15,145	12,506
Other assets	4,297	4,706
Total noncurrent assets	471,982	373,655
Total assets	$790,226	$748,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,276	$20,000
Accounts payable, trade	99,069	47,251
Accrued expenses	25,064	32,303
Income taxes payable	6,867	5,770
Total current liabilities	151,276	105,324
Noncurrent liabilitites:
Long-term debt	64,371	80,000
Postretirement benefits and other non-current obligations	50,404	44,139
Deferred income taxes	6,667	6,152
Total noncurrent liabilities	121,442	130,291
Total liabilities	272,718	235,615

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares issued 88,127,861 and 88,102,919 shares at June 30, 2006 and March 31, 2006, respectively	881	881
Additional paid-in capital	318,669	315,500
Retained earnings	221,817	221,221
Accumulated other comprehensive income/(loss)	(3,065)	(2,343)
Treasury stock, at cost (1,227,935 and 1,223,635 shares at June 30, 2006 and March 31, 2006, respectively)	(20,794)	(22,556)
Total stockholders’ equity	517,508	512,703

Total liabilities and stockholders’ equity	$790,226	$748,318

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended June 30,
	2006	2005

Net sales	$169,569	$114,104

Operating costs and expenses:
Cost of goods sold	132,715	94,990
Selling, general and administrative	23,920	12,226
Research and development	7,792	6,217
Restructuring charges	4,675	8,173
Total operating costs and expenses	169,102	121,606

Operating income/(loss)	467	(7,502)

Other (income)/expense:
Interest expense	1,448	1,668
Interest income	(861)	(1,325)
Other (income)/expense	(1,199)	1,064
Total other (income)/expense	(612)	1,407

Income/(loss) before income taxes	1,079	(8,909)

Income tax expense/(benefit)	483	(11,944)

Net income/(loss)	$596	$3,035

Net income/(loss) per share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted-average shares outstanding:
Basic	86,995,839	86,612,454
Diluted	87,338,124	86,660,437

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended June 30,
	2006	2005
Operating activities:
Net income/(loss)	$596	$3,035

Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	10,156	11,935
Stock based compensation	3,851	—
Change in operating assets	(23,285)	3,464
Change in operating liabilities	4,870	(12,836)
Net cash (used in)/provided by operating activities	(3,812)	5,598

Investing activities:
Proceeds from maturity of short-term investments	—	10,000
Proceeds from sale of short-term investments	4,901	—
Additions to property and equipment	(3,730)	(6,424)
Tantalum business unit acquisition	(87,159)	—
Cash acquired in purchase of the tantalum business unit	366	—
Other	319	38
Net cash (used in)/provided by investing activities	(85,303)	3,614

Financing activities:
Payment on long-term debt	(20,000)	—
Proceeds from sale of common stock to Employee Savings Plan	253	366
Proceeds from exercise of stock options	827	26
Net cash (used in)/provided by financing activities	(18,920)	392

Net (decrease)/increase in cash and cash equivalents	(108,035)	9,604

Cash and cash equivalents at beginning of period	163,778	26,898

Cash and cash equivalents at end of period	55,743	36,502

See accompanying notes to consolidated financial statements.

Note 1.  Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2006, Form 10-K.  Net sales and operating results for the three-month period ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

Impact of Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”.  This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” and removes the “so abnormal” criterion that under certain circumstances could have led to the capitalization of these items.  SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43.  SFAS No. 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005.  The Company adopted the provisions of SFAS No. 151 on April 1, 2006.  The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  This statement replaces Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  In addition, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 is effective for all fiscal years beginning after December 15, 2005.  The Company adopted the provisions of SFAS No. 154 on April 1, 2006.  The adoption of SFAS No. 154 did not impact the Company’s financial position, results of operations or liquidity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under SFAS No. 133.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.  The Company is currently evaluating the impact that the adoption of SFAS No. 155 will have on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, the necessary adjustment to remove tax effects of positions which are not more-likely-than-not to be sustained should be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. Retroactive application is prohibited. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

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

The Company provides a limited warranty to its customers that the products meet certain specifications.  The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product.  Warranty costs as a percentage of net sales were less than 1% for the years ended March 31, 2006, and for the three months ended June 30, 2006 and 2005.  The Company recognizes warranty costs when identified.

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

Computation of Basic and Diluted Income/(Loss) Per Share
(Dollars in thousands except per share data)

	Three months ended June 30,
	2006	2005
Numerator:
Net income/(loss)	$596	$3,035

Denominator:
Weighted-average shares outstanding:
Basic	86,995,839	86,612,454
Assumed conversion of employee stock options	342,285	47,983
Diluted	87,338,124	86,660,437

Earnings per share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

The three months ended June 30, 2005, excluded potentially dilutive securities of approximately 4.7 million shares in the computations of diluted income/(loss) per share because the effect would have been anti-dilutive.

Note 3.  Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. There were no peso contracts outstanding at March 31, 2006.  At June 30, 2006, the Company had outstanding forward exchange contracts that mature within approximately twelve months to purchase Mexican pesos with notional amounts of $83.4 million.  The fair values of these contracts totaled $(0.6) million at June 30, 2006 and are recorded as a derivative liability on the Company’s Consolidated Balance Sheets under Accrued expenses. During the next twelve months, it is estimated that approximately $0.6 million of the loss on these contracts will be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in Accumulated other comprehensive income/(loss) (“AOCI/(L)”), net of taxes, of $(0.6) million and $1.8 million for the three-month periods ended June 30, 2006 and 2005, respectively.

Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI/(L) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI/(L) to the Consolidated Statements of Operations as Cost of goods sold for forward contracts to purchase Mexican pesos. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately in the Consolidated Statements of Operations.

The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Note 4.  Restructuring charges

In July 2003, KEMET announced the manufacturing relocation plan which consisted of reorganizing its operations around the world, resulting in the location of virtually all of its production in low-cost regions to be completed in fiscal year 2007.  This relocation allows KEMET access to key customers, access to key technical resources and knowledge, and access to available low-cost resources.  As of June 30, 2006, cumulative restructuring costs incurred totaled approximately $46.5 million.  Costs related to this movement of manufacturing operations are shown as manufacturing relocation costs in the table below.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the three months ended June 30, 2006 and 2005 is shown below (dollars in thousands):

	Three months ended June 30, 2006		Three months ended June 30, 2005
	Personnel	Manufacturing	Personnel	Manufacturing	Termination
	Reductions	Relocations	Reductions	Relocations	of a Contract
Beginning of period	$2,094	$—	$6,794	$—	$—
Costs charged to expense	101	4,574	4,851	2,483	839
Costs paid or settled	(201)	(4,574)	(5,132)	(2,483)	—
End of period	$1,994	$—	$6,513	$—	$839

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Personnel reductions – During the three months ended June 30, 2006, the Company recognized a charge of $0.1 million for a reduction in force effecting two U.S. employees.  During June 2005, the Company announced a reduction in force effecting 138 people in the U.S., Mexico and Europe. Accordingly, the Company recognized a charge of $5.2 million. In addition, the Company reversed $0.3 million related to unused restructuring accruals during the quarter ended June 30, 2005.

Manufacturing relocations – During the three months ended June 30, 2006 and 2005, the Company incurred expenses of $4.6 million and $2.5 million, respectively.  These costs are related to the plan.  All costs are expensed as incurred.

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

Note 5.  Other Postretirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company.  The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended
	June 30,
	2006	2005

Service cost	$139	$152
Interest cost	407	460
Amortization of actuarial (gain)/loss	(396)	(404)
Total net periodic benefits costs	$150	$208

The Company expects to make no contributions to fund plan assets in fiscal year 2007 as the Company’s policy is to pay benefits as costs are incurred.  However, the Company estimates its benefits payments in fiscal year 2007 will be approximately $1.7 million.  Management is responsible for determining the cost of benefits for this plan.  Management considered a number of factors, and consulted with an actuarial firm, when determining this cost.

Note 6.  Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies.  The debt securities, which consist of U.S. government marketable securities, are classified as available-for-sale securities, mature in two to four years, and are carried at fair market value with unrealized gains and losses recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets.

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

On a periodic basis, the Company reviews the market values of its equity investment classified as available-for-sale securities and the carrying value of its equity investment carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively, as defined in EITF 03-1, and in the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.   The Company’s

management concluded this review and determined that an “other-than-temporary” decline in market value had occurred for the quarter ending June 30, 2005.  The Company considered the impairment “other-than-temporary” based on the duration of this market value decline and the lack of evidence that the market value would increase.  The Company recognized a $0.8 million loss equal to the difference between the investment’s cost and its fair market value at June 30, 2005.  This amount was included in Other (income)/expense on the Consolidated Statements of Operations.  Based on the Company’s review for the quarter ending June 30, 2006, the Company determined that a further “other-than-temporary” decline did not exist.  The Company will continue to monitor the available-for-sale equity investment for potential future impairments.

Investments consist of debt securities as well as equity securities of public and privately-held companies.  Prior to fiscal year 2006, the Company’s debt securities, which consisted of United States government marketable securities, were classified as held-to-maturity securities, had maturities in excess of three months, and were carried at amortized cost.  Due to the need for cash in connection with the April 2006 purchase of the Tantalum Business Unit of EPCOS AG (“EPCOS”), the Company liquidated certain long-term debt investments prior to the maturity date.  These transactions required the Company to alter its treatment of accounting for the remaining short-term and long-term debt investments from “held-to-maturity” to “available-for-sale”.  The difference in the classification is that available-for-sale investments must be recorded at their fair market value.  At March 31, 2006, the Company, therefore adjusted the value of its short-term and long-term debt investments by $3.0 million with the offset to Accumulated other comprehensive income/(loss).  The unrealized loss, which was recorded to Accumulated other comprehensive income/(loss), for the quarter ending June 30, 2006, was $0.4 million.  Approximately $0.4 million of unrealized losses related to debt investments have been in a continuous loss position for more than 12 months.

At June 30, 2006 and March 31, 2006, the Company determined that the remaining investment balance in its equity investment in Lamina Ceramics, Inc., approximated fair value.

A summary of the components and carrying values of investments on the Consolidated Balance Sheets is as follows (dollars in thousands):

	June 30, 2006		March 31, 2006
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)
U.S. government marketable securities:
Short-term	$—	$12	$4,889	$(78)
Long-term	66,558	(451)	67,195	(2,883)
Equity investments:
Available-for-sale	884	—	853	—
Cost	119	—	119	—
	$67,561	$(439)	$73,056	$(2,961)

Non-equity investments at June 30, 2006 of $66.6 million mature within two to four years.  Non-equity investments at March 31, 2006 of $4.9 million and $67.2 million mature within three months to one year and one to four years, respectively.  Short-term investments consisted of U.S. government securities.  The recorded value approximates fair value at June 30, 2006 and March 31, 2006.

Note 7.  Supply Contracts

The Company’s previous tantalum supply agreement with Cabot Corporation expired in January 2006. The Company now has a new tantalum supply agreement with Cabot Corporation following the acquisition of the Tantalum Business Unit of EPCOS on April 13, 2006. This contract extends through September 2007.  The Company recorded an unfavorable contract provision due the acquisition of the Tantalum Business Unit of EPCOS on the opening balance sheet.  A reconciliation of the beginning and ending balance included in Post retirement benefits and other non-current obligations in the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Three months ended	Twelve months ended
	June 30, 2006	March 31, 2006
Beginning of period	$—	$5,483
Liability acquired	6,920	—
Costs paid or settled	(1,201)	(5,483)
End of period	$5,719	$—

As of June 30, 2006, the remaining purchase commitment under this contract was $7.6 million and $4.5 million for fiscal years 2007 and 2008, respectively.

Note 8.  Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three months ended June 30, 2006 and 2005 include the following components (dollars in thousands):

	Three months ended June 30,
	2006	2005
Net income/(loss)	$596	$3,035
Other comprehensive income/(loss), net of tax:
Currency forward contract income/(loss)	(600)	1,820
Currency translation income/(loss)	319	15
Unrealized securities income/(loss)	(2)	477
Unrealized investment income/(loss)	(439)	—
Total net income/(loss) and other comprehensive income/(loss)	$(126)	$5,347

The components of Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets are as follows (dollars in thousands):

	June 30, 2006	March 31, 2006
Currency forward contract income/(loss)	$(600)	$—
Currency translation income/(loss)	311	(8)
Unrealized securities income/(loss)	625	627
Unrealized investment income/(loss)	(3,401)	(2,962)
Total accumulated other comprehensive income/(loss)	$(3,065)	$(2,343)

Note 9.  Goodwill and Intangible Assets

The Company applies Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.

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

KEMET performs its impairment test during the first quarter of each fiscal year and when otherwise warranted. KEMET performed this impairment test in the quarters ended June 30, 2006 and 2005 and concluded that no goodwill impairment existed.

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

On April 13, 2006, the Company acquired the Tantalum Business Unit of EPCOS, for a purchase price of approximately $107.6 million.  The acquisition included the EPCOS tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe.  Approximately $12.7 million of goodwill and $0.8 million related to a noncompete agreement, which has an amortization period of three years, and $2.1 million of patents, trademarks and technology, which have an amortization period of two to ten years, were recorded as part of this transaction.

The following chart highlights the Company’s goodwill and intangible assets (dollars in thousands):

	June 30, 2006		March 31, 2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized Intangibles:
Goodwill	$43,155		$30,471
Trademarks	7,181		7,181
Unamortized intangibles	50,336		37,652
Amortized Intangibles:
Patents, trademarks and technology - 2-25 years	16,734	9,676	14,655	9,452
Other -3-10 years	1,725	819	914	792
Amortized intangibles	18,459	10,495	15,569	10,244

Total intangibles	$68,795	$10,495	$53,221	$10,244

The expected amortization expense for the fiscal years ending March 31, 2007, 2008, 2009, 2010 and 2011 is $1,587, $1,579, $1,078, $640, and $615, respectively.

Note 10.  Income Taxes

During the quarter ending June 30, 2005, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003.  This finalization resulted in the receipt of $9.8 million during the June 2005 quarter, and the resultant release of a $12.1 million tax benefit not previously recognized.

Note 11.  Segment and Geographic Information

Effective October 1, 2005, KEMET organized into two distinct business units: the Tantalum Business Unit (“Tantalum”) and the Ceramics Business Unit (“Ceramics”).  Each business unit is responsible for the operations of certain manufacturing sites as well as all related research and development efforts.  The sales and marketing functions are shared by the business units and are allocated to each business unit based on the business units’ respective manufacturing costs.  In addition, all corporate costs are also allocated to the business units based on the business units’ respective manufacturing costs.  Prior year results have been reclassified to conform to the fiscal year 2006 presentation.  On April 13, 2006, KEMET acquired the Tantalum Business Unit of EPCOS. Accordingly, the results from the acquisition date through the end of the quarter have been included in the Tantalum Business Unit results.

Tantalum Business Unit

The Tantalum Business Unit operates in six manufacturing sites in the United States, Mexico, China, and Portugal.  This business unit produces tantalum and aluminum capacitors.  The business unit also maintains a product innovation center in the United States.

Ceramics Business Unit

The Ceramics Business Unit operates in three manufacturing locations in Mexico and China.  This business unit produces ceramic capacitors.  In addition, the business unit also has a product innovation center in the United States.

The following tables summarize information about each segment’s net sales, operating income/(loss), depreciation and amortization and total assets (dollars in thousands):

	Three months ended June 30,
	2006	2005
Net sales:
Tantalum	$110,958	$67,933
Ceramics	58,611	46,171
Total	$169,569	$114,104

Operating income/(loss): (1)
Tantalum	$2,111	$(1,916)
Ceramics	(1,644)	(5,586)
Total	$467	$(7,502)

Depreciation/amortization expenses:
Tantalum	$5,736	$6,465
Ceramics	3,886	5,117
Total	$9,622	$11,582

	June 30, 2006	March 31, 2006
Total assets:
Tantalum	$510,353	$418,550
Ceramics	279,873	329,768
Total	$790,226	$748,318

(1) - Restructuring charges included in Operating income/(loss) were as follows:

	Three months ended June 30,
	2006	2005
Total restructuring:
Tantalum	$1,399	$3,646
Ceramics	3,276	4,527
Total	$4,675	$8,173

The Company manages its capital expenditures for long-lived assets on a consolidated basis; therefore, this information has been excluded on a reporting segment basis.

The following highlights the Company’s net sales by geographic location:

	Three months ended June 30, (1)
	2006	2005
United States	$51,791	$44,810
Hong Kong	27,203	14,355
Asia Pacific (2)	17,877	9,724
Germany	16,351	8,430
Singapore	13,122	9,319
China	11,248	9,189
Mexico	4,583	4,332
Other countries (2)	27,394	13,945
	$169,569	$114,104

(1) - Revenues are attributed to countries or regions based on the location of the customer.  The Company sold $27,205 and $19,670 to two customers, each of which accounted for more than 10% of net sales in the fiscal quarter ended June 30, 2006. The Company sold $19,289 and $13,240 to two customers, each of which accounted for more than 10% of net sales in the fiscal quarter ended June 30, 2005.

(2) - No country included in this caption exceeded 5% of net sales for fiscal quarters ending June 30, 2006 and 2005.

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

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 58%, 52% and 51% of the Company’s net sales in fiscal years 2006, 2005, and 2004, respectively.   For the three months ended June 30, 2006, sales to electronics distributors accounted for approximately 55% of the Company’s net sales.  For the three months ended June 30, 2005, sales to electronics distributors accounted for approximately 56% of the Company’s net sales.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At June 30, 2006 and March 31, 2006, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Performance Bond

During April 2006 and in conjunction with a contractual provision in a commercial agreement, KEMET put in place a performance bond in the amount of Euro 2.5 million with a European bank.  A corresponding interest-bearing deposit was placed with a European bank.  The deposit is in KEMET’s name and KEMET receives all interest earned by this deposit.  However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made against the bond.  The bond is valid until March 31, 2008.

Employees

As of June 30, 2006, KEMET had approximately 9,700 employees, of whom approximately 1,000 were located in the United States, 6,700 were located in Mexico, 1,100 in China, 800 in Portugal and the remainder were located in the Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,500 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 600 employees in Portugal represented by labor unions.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico are denominated in Mexican pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company’s labor costs in Mexico.

Note 13.  Property Held for Sale

As a result of moving manufacturing operations from the United States to lower cost facilities in Mexico and China, certain manufacturing facilities located in the United States are no longer in use and are held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The carrying value of these facilities at June 30, 2006, was $4.8 million and is separately presented in the Property held for sale line item on the Consolidated Balance Sheets. At June 30, 2006, the fair value is believed to approximate carrying value based on external appraisals. The Company does not anticipate any remediation costs in selling the property. On a quarterly basis, management will review this value for indications of impairment.

Note 14.  Stock-based Compensation

Prior to April 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for stock options.  Under APB No. 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair value of the underlying stock on the date of grant.  The Company elected the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided pro forma disclosure of earnings as if stock compensation were recognized on a fair-value basis.  Since the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company’s Consolidated Statements of Operations prior to fiscal year 2007.  If compensation cost would have been determined based on the fair values at the date of grant under SFAS No. 123(R), “Share-Based Payment,” pro forma net income and earnings per share would have been as follows (dollars in thousands, except per share amounts):

Three months ended
June 30, 2005
Net income as reported	$3,035
Deduct: Total compensation expense determined under fair value method, net of tax	1,471
Pro forma net income	$1,564

Earnings per share:
Basic - as reported	$0.04
Basic - pro forma	$0.02

Diluted - as reported	$0.04
Diluted - pro form	$0.02

On April 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and restricted stock.

In adopting SFAS No. 123(R), the Company elected the modified prospective application transition method as of April 1, 2006, the first day of the Company’s fiscal year 2007.  The Company’s consolidated financial statements as of and for the first quarter of fiscal 2007 reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).  Share-based compensation expense recognized under SFAS No. 123(R) for the first quarter of fiscal 2007 was $3.9 million.

Employee Stock Options

At June 30, 2006, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan.  All of these plans were approved by the Company’s shareholders.  These plans authorized the grant of up to 8.1 million shares of the Company’s common stock.  The Company has no plans to purchase additional shares in conjunction with its employee stock option program in fiscal year 2007.  Options issued under these plans vest in one to two years and expire ten years from the grant date.

Employee stock option activity for the three months ended June 30, 2006 is as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at April 1, 2006	4,509	$11.17
Granted	28	10.08
Exercised	(46)	8.23
Forfeited	(105)	6.86
Expired	(95)	14.13
Outstanding at June 30, 2006	4,291	$11.23	6.7	$3.7

Exercisable at June 30, 2006	3,228	$12.58	5.7	$1.4

We measure the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,
	2006	2005
Assumptions:
Dividend yield	0.0%	0.0%
Expected volatility	49.2%	49.1%
Risk-free interest rate	5.0%	3.6%
Expected option lives in years	6.0	5.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends.  The expected volatility is based on a six-year historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was six years and five years for the three months ending June 30, 2006 and 2005, respectively.  The six-year expected term is based on the safe harbor calculation which considers the weighted-average vesting, contractual term and two-year cliff vesting.  The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $3.21.  The compensation expense associated with these three stock option plans was approximately $432 thousand for the three months ended June 30, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.  No compensation expense was recorded in the three months ended June 30, 2005.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $100 thousand and $6 thousand, respectively.  Total unrecognized compensation cost related to non-vested options was $2.0 million as of June 30, 2006.  This cost is expected to be recognized over a weighted-average period of 1 year, 3 months.  During the three months ended June 30, 2006, approximately 28,000 shares vested with a total fair value of approximately $75 thousand.

Restricted Stock

At June 30, 2006, the Company had issued restricted stock to members of the Board of Directors and the Chief Executive Officer.  Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer vests immediately.  The weighted-average contractual term on restricted stock is indefinite.  Restricted stock activity for the three months ended June 30, 2006 is as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Aggregate Intrinsic Value (in millions)

Outstanding at April 1, 2006	10	$7.26
Granted	50	10.75
Exercised or repurchased	(12)	10.75
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2006	48	$10.17	$0.5

We measure the fair value of each restricted stock at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,
	2006	2005
Assumptions:
Dividend yield	0.0%	0.0%
Expected volatility	49.2%	49.1%
Risk-free interest rate	5.0%	3.6%
Expected option lives in years	6.0	5.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends.  The expected volatility is based on a six-year historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was six years and five years for the three months ending June 30, 2006 and 2005, respectively.  The weighted-average grant-date fair value of restricted stock granted during the three months ended June 30, 2006 and 2005 was $3.21.  The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $59 thousand and to the Chief Executive Officer was approximately $538 thousand for the three months ended June 30, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.  No compensation expense was recorded in the three months ended June 30, 2005.

Total unrecognized compensation cost related to non-vested options was $20 thousand as of June 30, 2006.  This cost is expected to be recognized over a weighted-average period of three months.

In connection with the grant of restricted stock to the Chief Executive Officer, the election was made by the Chief Executive Officer to satisfy the applicable Federal income tax withholding obligation arising from the grant of the restricted stock by a net share settlement, pursuant to which the Company withheld 12,500 shares of the restricted stock grant (out of the 50,000 shares granted) and used the deemed proceeds from those shares to pay the Federal income tax withholding.  The net share settlement is deemed to be a repurchase by the Company of its equity securities.

Performance Stock Options

At June 30, 2006, the Company had issued 500,000 performance options to purchase shares of common stock with an exercise price of $8.05 that will vest when the stock price reaches various thresholds and maintains at or above the thresholds for a certain period of time.  These options are open ended until they vest and will have a ten-year life after vesting or will expire on the third year following retirement, whichever comes first.  At June 30, 2006, none of these options have vested due to the stock price not having reached the first exercise threshold.   The weighted-average contractual term on performance stock options is indefinite.  Performance stock option activity for the three months ended June 30, 2006 is as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Aggregate Intrinsic Value (in millions)

Outstanding at April 1, 2006	500,000	$8.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2006	500,000	$8.05	$0.6

Exercisable at June 30, 2006	—	$—	$—

We measure the fair value of each performance stock option at the date of grant using the Monte Carlo option pricing model with the following assumptions:

	Three months ended June 30,
	2006	2005
Assumptions:
Dividend yield	0.0%	0.0%
Expected volatility	49.2%	49.2%
Risk-free interest rate	4.5%	4.5%
Expected option lives in years	6.0	6.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends.  The expected volatility is based on a six-year historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years and ten years for the three months ending June 30, 2006 and 2005, respectively.  The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $0.68.  The compensation expense associated with the performance stock was approximately $2.8 million for the three months ended June 30, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.  No compensation expense was recorded in the three months ended June 30, 2005.

There is no unrecognized compensation cost related to non-vested options since performance options vest immediately.

All options plans provide that options to purchase shares be supported by the Company’s authorized but unissued common stock or treasury stock.  The prices of the options granted thus far pursuant to these plans are not less than 100% of the value of the shares on the date of the grant.

In the Operating Activities of the Consolidated Statements of Cash Flows, stock based compensation expense was treated as an adjustment to net income for the three months ended June 30, 2006.  The Financing Activities in the Consolidated Statements of Cash Flows include the amount of cash received and cash used as a result of the exercise of stock options during the period.  No tax benefit was realized from stock options exercised during the three months ended June 30, 2006.

Note 15.  Acquisitions

As previously reported, pursuant to the terms of an Asset and Share Purchase Agreement and an Asset Purchase Agreement between KEMET Corporation and certain of its subsidiaries (the “Company”) and EPCOS AG, a German corporation (“EPCOS”), the Company completed the purchase of the Tantalum Business Unit of EPCOS on April 13, 2006 for a purchase price of EUR 80.9 million (approximately $97.9 million).  The acquisition included all of the issued share capital of EPCOS-Pecas e Componentes Electronicos S.A. and certain other assets of the Tantalum Business Unit of EPCOS, primarily in Germany.  Of the EUR 80.9 million, KEMET paid in cash approximately EUR 68.3 million (approximately $82.7 million) and assumed certain liabilities and working capital adjustments of EUR 12.6 million.  As previously announced, the acquisition does not include EPCOS’ tantalum capacitor manufacturing facility in Heidenheim, Germany.  As a result, KEMET and EPCOS have entered into a manufacturing and supply agreement under which EPCOS will continue to produce product exclusively for KEMET at the Heidenheim facility to ensure a continued supply of product to customers during the transition period.  Once the transition is completed in September 2006, KEMET will purchase certain of the Heidenheim manufacturing assets and the research and development assets at a cost of EUR 8.0 million (approximately $9.7 million).  In addition, the Company paid approximately $4.4 million in legal and professional fees related to the acquisition.  The Company is in the process of settling the final purchase price with EPCOS and will make any additional adjustments, if necessary.

The purchase price was determined through arms-length negotiations between representatives of the Company and EPCOS.

The acquisition of the Tantalum Business Unit of EPCOS, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition.  The fair values of the assets acquired and the liabilities assumed were $126.1 million and $40.9 million, respectively.  The allocation of the purchase price is based upon preliminary estimates of the fair value.  The actual allocation of the purchase price may differ from the preliminary allocation due to adjustments to the purchase price and refinements of the fair value of the net assets acquired.  The excess of the purchase price over the fair values of the net asset acquired of $12.7 million was recorded as goodwill.  Approximately $2.9 million has been allocated to intangible assets other than goodwill.

Pro Forma Information:

The following presents the pro forma (unaudited) results for the three months ended June 30, 2005 assuming the acquisition of the Tantalum Business Unit of EPCOS had occurred on April 1, 2005 (dollars in thousands, except per share amounts):

Three months ended
June 30, 2005
Net sales	$141,674
Net income/(loss)	$(2,853)

Net income/(loss) per share:
Basic	$(0.03)
Diluted	$(0.03)

The amounts for the quarter ending June 30, 2006 are the consolidated amounts for KEMET as reported in this Form 10-Q.  The Company did not present pro forma information for the three months ended June 30, 2006 due to the consummation of the acquisition near the beginning of the Company’s reporting period, and because the Company did not have access to the actual operating results for the thirteen day period beginning April 1, 2006.

The above amounts for the quarter ending June 30, 2005 reflect adjustments for depreciation for the revalued properties, amortization of the intangibles acquired, a reduction in interest income for the cash used to purchase the business and related tax effects for the aforementioned adjustments.  The pro forma amounts do not include anticipated synergies from the acquisition.

The pro forma information, as presented above, is not indicative of the results which would have been obtained had the transaction occurred on April 1, 2005, nor is it indicative of the Company’s future results.

In connection with the acquisition of the Tantalum Business Unit of EPCOS, the Company became party to an agreement between EPCOS — Pecas e Componentes Electronicos, S.A. (whose name was changed post-acquisition to KEMET Electronics Portugal, S.A. (“KEP”)) and the Government of Portugal relating to certain investment contracts aimed to expand the manufacturing capacities of KEP. As a consequence, KEP has received non-interest bearing loans, two of which are outstanding as of June 30, 2006. Repayments are made in various installments, as noted below. Repayment of these loans is guaranteed by a bank. One of the loans matures on December 28, 2007 and the other loan matures on December 28, 2010.  If KEP fulfills its obligations for the entire period under the investment contracts, the loans will be forgiven up to 60% of the outstanding amounts.  The two obligations to be fulfilled by KEP include the hiring of a specified number of employees and the achievement of agreed-upon production levels.

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

From time to time, information provided by the Company, including but not limited to statements in this report or other statements made by or on behalf of the Company, may contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  Such statements involve a number of risks and uncertainties.  The Company’s actual results could differ materially from those discussed in the forward-looking statements.  The cautionary statements set forth in the Company’s 2006 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the Company’s unaudited consolidated financial statements included herein. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in KEMET’s annual report on Form 10-K for the year ended March 31, 2006. The Company’s critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of KEMET’s annual report on Form 10-K for the year ended March 31, 2006.

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

The Company manufactures capacitors in the United States, Mexico, Portugal, and China.  Substantially all of the manufacturing in the United States has been relocated (see “Manufacturing Relocation Plan”) to the Company’s lower-cost manufacturing facilities in Mexico and China. Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

Tantalum Business Unit

The Tantalum Business Unit operates in six manufacturing sites in the United States, Mexico, Portugal, and China.  This business unit produces tantalum and aluminum capacitors.  The business unit also maintains a product innovation center in the United States.  Sales of Tantalum’s products are made in all regions in the world.

Ceramics Business Unit

The Ceramics Business Unit operates in three manufacturing sites in Mexico and China.  This business unit produces ceramic capacitors.  In addition, the business unit also has a product innovation center in the United States.  Sales of Ceramics’ products are made in all regions of the world.

Business Strategy

Our strategy is to use our position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of our customers.  Key elements of our strategy include:

Ground all of our strategies and business decisions with a focus on both the short-term and long-term financial impact of a particular decision or strategy – a profitable company is best able to effectively serve its customers and, in turn, its shareholders, partners and employees.
Continue to be responsive to customers’ needs and requirements and show them that their satisfaction is our number one priority by focusing on building products around their needs, giving decision making authority to customer facing personnel and providing purpose built systems and processes such as our Easy-To-Buy-From (“ETBF”) order entry system to make order entry and fulfillment easier, faster, more flexible and more reliable for our customers.
Leverage our technological competence to introduce new products in a timely and cost efficient manner and generate an increasing portion of our sales from new products to improve financial performance as well as to meet our customers’ varied and evolving capacitor needs. In fiscal year 2006 we released over 1,000 new products, 114 of which were first to market (which is a product not currently supplied by any competitor).
Continue to become the “Capacitance Company” - the supplier of choice for all capacitance needs including tantalum, ceramic, and solid aluminum capacitors so our customers can reap the benefits of being able to satisfy their varied capacitor product needs through one supplier. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research other capacitance technologies and solutions in order to remain at the forefront of this area.
Pursue activities to maintain our position as a low-cost producer of capacitors with facilities close to our customers.  These activities include shifting production to low-cost locations; reducing material and labor costs; developing cost-efficient manufacturing equipment and processes; designing manufacturing plants for efficient production; and reducing work-in-process (WIP) inventory by building products from start to finish in one factory.
Promote the KEMET brand globally by highlighting the high quality and high reliability of our products and our superior customer service.  We intend to continue to implement Lean and Six Sigma methods to drive towards zero product defects so that quality remains a given in the minds of our customers.

Manufacturing Relocation Plan (formerly known as Enhanced Strategic Plan of 2003)

In July 2003, KEMET announced its manufacturing relocation plan to enhance the Company’s position as a global leader in passive electronic technologies. KEMET believed that there have been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened closely to its customers’ description of their future directions, and aligned KEMET’s future plans closely with their plans. Building on the Company’s foundation of success in being the preferred supplier to the world’s most successful electronics manufacturers and distributors, KEMET began adapting so as to continue to succeed in the new global environment.

To execute the plan, KEMET substantially reorganized its operations around the world. Several KEMET facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources.

KEMET’s Global Presence

KEMET in the United States

KEMET’s corporate headquarters are expected to remain in Greenville, South Carolina, though individual functions will continue to evolve to support global activities in Asia, Europe, and the Americas, either from Greenville, South Carolina or through locations in appropriate parts of the world.

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

KEMET in China

In recent years, low production costs and proximity to large, growing markets have caused many of KEMET’s key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support its customers’ Asian operations. The Company’s initial China production facilities in Suzhou near Shanghai commenced shipments in 2003. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET’s objective of being a global company. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company’s customer base in Asia.

KEMET in Europe

On April 13, 2006, the Company completed its acquisition of the Tantalum Business Unit of EPCOS for a purchase price of approximately $107.6 million.  The acquisition included the tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe.  Of the total purchase price, KEMET paid cash of approximately $82.7 million and assumed certain liabilities and working capital adjustments of approximately $15.2 million.  When the manufacturing and supply agreement expires in September 2006, the Company will make an additional cash payment of approximately $9.7 million.  The Company anticipates that this acquisition will further strengthen its global leadership position in the tantalum capacitor business and provide greater access to the European market and customers.

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

Employees

As of June 30, 2006, KEMET had approximately 9,700 employees, of whom approximately 1,000 were located in the United States, 6,700 were located in Mexico, 1,100 in China, 800 in Portugal and the remainder were located in the Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,500 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 600 employees in Portugal represented by labor unions.  The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico are denominated in Mexican pesos, and Mexican inflation or a significant depreciation of the United States dollar against the Mexican peso would increase the Company’s labor costs in Mexico.

CONSOLIDATED RESULTS OF OPERATIONS

Recent Trend in Average Selling Prices

Average selling prices for the June 2006 quarter adjusted for changes in product mix, remained flat as compared to average selling prices for the March 2006 quarter.

Comparison of the Three-Month Period Ended June 30, 2006, with the Three-Month Period Ended June 30, 2005

Net Sales

Net sales for the three months ended June 30, 2006, increased 48.6% to $169.6 million as compared to the same period last year, with 22.7% or $25.9 million being contributed by the Tantalum Business Unit of EPCOS.  The increase in net sales was attributable to higher volumes.  Unit volumes including those from the Tantalum Business Unit acquired from EPCOS in the three-month period ended June 30, 2006 increased 27.2% as compared to the same period last year.  Mix-adjusted average selling prices for the June 2006 quarter increased approximately 2.4% compared to mix-adjusted average selling prices for the June 2005 quarter.

Net sales of surface-mount capacitors were 86.6% of net sales or $146.8 million for the three months ended June 30, 2006, compared to 82.3% of net sales or $93.9 million for the same period last year. Net sales of leaded capacitors were 13.4% of net sales or $22.8 million for the three months ended June 30, 2006, versus 17.7% of net sales or $20.2 million during the same period last year.

By region, 34% of net sales for the three months ended June 30, 2006, were to customers in North America and South America (“Americas”), 41% were to Asia and Pacific Rim (“APAC”), and 25% were to Europe, Middle East and Africa (“EMEA”).  By region, 43% of net sales for the three months ended June 30, 2005 were to customers in the Americas, 37% were to APAC, and 20% were to EMEA.

By channel, 55% of net sales for the three months ended June 30, 2006, were to distribution customers, 22% were to Electronic Manufacturing Services customers, and 23% were to Original Equipment Manufacturing customers.  By channel, 56% of net sales for the three months ended June 30, 2005, were to distribution customers, 24% were to Electronic Manufacturing Services customers, and 20% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended June 30, 2006, was $132.7 million, or 78.3% of net sales, as compared to $95.0 million, or 83.2% of net sales, for the same period last year.  The decline in cost of sales as a percentage of sales was due to improved ASPs as well as more volume, allowing for better utilization of fixed costs. The Company has, however, experienced higher costs in two of its raw materials, palladium and silver.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2006, were $23.9 million, or 14.1% of net sales, as compared to $12.2 million, or 10.7% of net sales for the same period last year. The SG&A expenses for the three months ended June 30, 2006 include $3.1 million or 1.8% of net sales related to operations of the Tantalum Business Unit acquired from EPCOS, $2.8 million or 1.7% of net sales related to the integration of the Tantalum Business Unit acquired from EPCOS; as well as, $3.9 million or 2.3% of net sales related to stock compensation expense due to the adoption of SFAS No. 123(R), “Share-Based Payment”.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2006, were $7.8 million, or 4.6% of net sales, as compared to $6.2 million, or 5.4% of net sales for the same period last year.  The R&D expenses for the three months ended June 30, 2006 include $1.0 million or 0.1% of net sales related to operations of the Tantalum Business Unit acquired from EPCOS. The Company continues to be committed in the development of new products and technologies, such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

Special Charges

The Company reports a measure entitled Special Charges.  These charges are considered items outside of normal operations, and it is the intent of KEMET to provide an alternative depiction of its operating results.  Since some of the items are not considered restructuring charges as defined by U.S. generally accepted accounting principles, the Company has provided the breakout of U.S. generally accepted accounting principles restructuring charges and those other charges and adjustments separately.

A summary of the special charges recognized in the quarters ended June 30, 2006 and 2005 is as follows (dollars in millions):

	Three months ended June 30,
	2006	2005

Termination of contract	$—	$0.8
Manufacturing relocation and reduction in workforce	4.7	7.4
Restructuring charges (1)	$4.7	$8.2

EPCOS tantalum business unit integration	2.8	—
Writedown of an investment in unconsolidated subsidiary (2)	—	0.6
Tax benefit not previously recognized (3)	—	(12.1)
Total restructuring and special charges	$7.5	$(3.3)

(1)   Restructuring charges – These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)   Writedown of an investment in unconsolidated subsidiary – These costs are included in Other (income)/expense on the Consolidated Statements of Operations.

(3)   Tax benefit not previously recognized – This benefit is included in Income tax (benefit)/expense on the Consolidated Statements of Operations.

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Personnel reductions – During the three months ended June 30, 2006, the Company recognized a charge of $0.1 million for a reduction in force effecting two U.S. employees.  During June 2005, the Company announced a reduction in force effecting 138 people in the U.S., Mexico and Europe. Accordingly, the Company recognized a charge of $5.2 million. In addition, the Company reversed $0.3 million related to unused restructuring accruals during the quarter ended June 30, 2005.

Manufacturing relocations – During the three months ended June 30, 2006 and 2005, the Company incurred expenses of $4.6 million and $2.5 million, respectively.  These costs are related to the plan.  All costs are expensed as incurred.

Termination of a contract – The Company recognized a charge of $0.8 million for the early termination of a contract during the first fiscal quarter 2006 related to a plant closure.

EPCOS integration – KEMET completed the acquisition of the Tantalum Business Unit of EPCOS on April 13, 2006. During the first quarter of fiscal year 2007, the Company recorded charges of $2.8 million related to the acquisition which are included in Selling, general and administrative on the Consolidated Statements of Operations.

Write-down of investment in unconsolidated subsidiary – During the first fiscal quarter 2006, the Company determined that the value of its investment in an unconsolidated subsidiary (Tantalum Australia NL) had decreased, and the decrease was deemed other-than-temporary.  Therefore, the Company recorded a charge of $0.6 million, net of tax.

Tax benefit not previously recognized – During the first fiscal quarter 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003.  This finalization resulted in the receipt of $9.8 million during the June 2005 quarter, and the resultant release of a $12.1 million tax benefit not previously recognized.

Operating Income/(Loss)

Operating income for the three months ended June 30, 2006, was $0.5 million, compared to an operating loss of $(7.5) million for the quarter ended June 30, 2005. The improvement in the operating income was primarily due to higher sales volumes, and lower restructuring charges, partially offset by higher research and development costs, and higher selling, general and administrative expenses.  The impacts of the cost reduction efforts of the Company have favorably affected cost of goods sold.

Other Income and Expense

Interest income was lower in the three months ended June 30, 2006 versus the comparable period in the prior year primarily due to the Company’s lower investments following the acquisition of the EPCOS Tantalum Business Unit in the first fiscal quarter 2007.

Other (income)/expense was more favorable in the three months ended June 30, 2006 versus the comparable period of the preceding year due to a foreign currency translation gain in the three-month period ended June 30, 2006 and an other-than-temporary decline in the fair value of the available-for-sale investments in the three months ended June 30, 2005.

Income Taxes

The income tax expense totaled $0.5 million for the three months ended June 30, 2006, compared to an income tax benefit of $11.9 million for the three months ended June 30, 2005. The tax expense is comprised of $0.5 million foreign income tax expense and minor state income tax expense.

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

Business Units Comparison of Three-Month Period Ended June 30, 2006, with the Three-Month Period Ended June 30, 2005

Tantalum Business Unit

The following presents the summarized results of the Tantalum business unit (dollars in millions):

	Three months ended June 30,
	2006	2005
Net sales	$111.0	$67.9
Operating income/(loss)	$2.1	$(1.9)

Net sales

Unit sales volumes for the three months ended June 30, 2006 were up 81.7% as compared to the same period last year.  The effect of this volume expansion was limited due to average selling price erosion of 9.5% quarter over quarter.  Volumes for tantalum products continue to be very strong in Asia.

Operating income/(loss)

Operating income/(loss) was favorably impacted by the aforementioned increase in sales volumes.  It was also favorably impacted by improvements in material costs, lower technology costs, and lower restructuring charges in first fiscal quarter 2007 versus first fiscal quarter 2006.  As previously stated, selling, general and administrative costs are allocated to the business units.  The explanations for changes in those costs can be found above.

Ceramics Business Unit

The following presents the summarized results of the Ceramics business unit (dollars in millions):

	Three months ended June 30,
	2006	2005
Net sales	$58.6	$46.2
Operating income/(loss)	$(1.6)	$(5.6)

Net sales

Unit sales volumes for the three months ended June 30, 2006 increased 23.2% as compared to the same period last year.  Average selling prices decreased 1.9% from the quarter ended June 30, 2006 as compared to the same quarter last year.

Operating income/(loss)

Operating income/(loss) was lower in the three months ended June 30, 2006 as compared to the same period in 2005 due to higher sales volumes, lower material costs, lower restructuring charges, and lower depreciation expense.  As previously stated, selling, general and administrative costs are allocated to the business units.  The explanations for changes in those costs can be found above.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness.  The Company intends to satisfy both its short-term and long-term liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations.

The overall decrease in liquidity is primarily due to the aforementioned completion of the Tantalum Business Unit of EPCOS. Additional information regarding the acquisition may be obtained from Note 15 of this document.

Cash from Operating Activities

Cash flows from operating activities for the three months ended June 30, 2006, used $3.8 million and generated of $5.6 million in the same period of the prior year.  The current period decline in operating cash was primarily due to an increase in accounts receivable of $32.9 million, and a $34.4 million reduction in accrued liabilities which was offset by increases in accounts payable of $40.2 million, depreciation of $9.8 million; as well as a decreases in inventories and prepaid expenses of $5.7 million and $4.1 million, respectively.  The increase in accounts receivable is primarily due to greater sales volumes in the fiscal first quarter 2007.  In addition, $24.9 million was contributed by the Tantalum Business Unit of EPCOS as well as contributing a $36.6 million increase in accounts payable.

Cash from Investing Activities

Cash flows from investing activities for the three months ended June 30, 2006, used $85.3 million compared to generating $3.6 million in the same period of the prior year.  The Company used $87.2 million in cash to complete the purchase of the Tantalum Business Unit of EPCOS.  Also, $4.9 million in proceeds due to the sale of short-term investments were offset by capital expenditures of $3.7 million.

Cash from Financing Activities

Cash flows from financing activities for the three months ended June 30, 2006, used $18.9 million and generated $0.4 million in the same period in the prior year.  This decrease in cash is due to the annual payment of $20.0 million on long-term debt.

Commitments

As of June 30, 2006, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see Note 7 to the consolidated financial statements), and debt, including interest payments, as follows (dollars in thousands):

	Fiscal years ended March 31,
	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$2,000	$1,772	$947	$546	$311	$497	$6,073
Tantalum supply agreement	7,621	4,477	—	—	—	—	12,098
Debt	—	20,000	20,000	20,000	20,000	—	80,000
Acquired debt	276	951	1,368	1,368	684	—	4,647
Interest payments	2,664	4,662	3,330	1,998	666	—	13,320
	$12,561	$31,862	$25,645	$23,912	$21,661	$497	$116,138

Impact of Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 151, “Inventory Costs”.  This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” and removes the “so abnormal” criterion that under certain circumstances could have led to the capitalization of these items.  SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43.  SFAS No. 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005.  The Company adopted the provisions of SFAS No. 151 on April 1, 2006.  The adoption of SFAS No. 151 did not have a material impact the Company’s financial position, results of operations or liquidity.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  This statement replaces Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle.  In addition, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 is effective for all fiscal years beginning after December 15, 2005.  The Company adopted the provisions of SFAS No. 154 on April 1, 2006.  The adoption of SFAS No. 154 did not impact the Company’s financial position, results of operations or liquidity.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under SFAS 133.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.  The Company is currently evaluating the impact that the adoption of SFAS No. 155 will have on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 supplements Statement 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, the necessary adjustment to remove tax effects of positions which are not more-likely-than-not to be sustained should be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. Retroactive application is prohibited. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ended March 31, 2006, Form 10-K, Part II, Item 7 A, is still applicable and updated through June 30, 2006 (see Note 3 to the consolidated financial statements).

ITEM 4. Controls and Procedures

(a). The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, which is the end of the period covered by this report.

(b). During the first quarter of fiscal year 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Other than as reported in the Company’s fiscal year ended March 31, 2006, Form 10-K under the caption “Item 3.  Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.  The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with any certainty.  However, in the opinion of management, based on its examination of these matters and its experience to date, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Company’s Consolidated Balance Sheets and expected insurance proceeds, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

ITEM 1A.  Risk Factors

The risk factors discussed in the Company’s fiscal year ended March 31, 2006 Form 10-K, Part I, Item 1A have been updated and are disclosed below.

Cyclical changes in the electronics industry could result in significant fluctuations in demand for our products, impacting our profitability.

Our products are used in the electronics industry, which is a highly cyclical industry.  The demand for capacitors tends to reflect the demand for products in the electronics markets.  Our customers’ requirements for our capacitors fluctuate as a result of changes in general economic activity or other general economic events beyond our control and other factors that affect the demand for their products.  During periods of increasing demand for their products, they typically seek to increase their inventory of our products to avoid production bottlenecks.  We may not be able to meet our customers’ requirements during periods of increases in demand which could cause them to use other suppliers for their needs which were previously met by us.  When demand for their products peaks and begins to decline, they may rapidly decrease orders for our products while they use up accumulated inventory.  Business cycles vary somewhat in different geographical regions, such as Asia, and within customer industries.

We must consistently reduce the total costs of manufacturing our products to combat the impact of downward price trends.

Our industry is intensely competitive and prices for existing products tend to decrease steadily over their life cycles.  There is substantial and continuing pressure from customers to reduce the total cost of using our parts.  To remain competitive, we must achieve continuous cost reductions through process and product improvements.

We must also be in a position to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production.  Our growth and the profit margins of our products will suffer if our competitors are more successful in reducing the total cost to customers of their products than we are.  We must also continue to introduce new products that offer performance advantages over our existing products and can thereby achieve premium prices, offsetting the price declines in our older products.

An increase in the cost of our principal raw materials could adversely affect profitability.

The principal raw materials used in the manufacture of our products are tantalum powder, palladium and silver.  These materials are considered commodities and are subject to price volatility.  Tantalum powder is primarily purchased under annual contracts, while palladium and silver are primarily purchased on the spot and forward markets, depending on market conditions.  For example, if we believe that palladium and silver prices are likely to rise, we may purchase a significant amount of our annual requirements on a forward delivery basis.  While the financial impact of these decisions are short-term in nature given that we are not currently party to any long-term supply agreements, they could impact our financial performance from period to period given that we do not hedge any of our raw material exposure and we are not likely to be able to pass on to our customers any fluctuations in our raw material costs.  Additionally, any delays in obtaining raw materials for our products could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with our customers.

Presently three suppliers process tantalum ore into capacitor-grade tantalum powder.  Our management believes that the tantalum we require has generally been available in sufficient quantities to meet our requirements and that there are a sufficient number of tantalum processors relative to foreseeable demand.  However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that we may not be able to pass on to our customers.  In fiscal year 2001, for instance, the increase in demand for tantalum capacitors led to tight supplies of tantalum raw material and some tantalum powders resulting in prices increasing from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001.

Palladium is presently found primarily in South Africa and Russia.  Although the palladium we require has generally been available in sufficient quantities, the limited number of palladium suppliers could lead to significant price fluctuations.  For instance, in fiscal year 2001 the price of palladium fluctuated between $554 and $1,090 per troy ounce.  Such price increases and our inability to pass such increases on to our customers could have an adverse effect on profitability.

Silver has generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our silver requirements.  An increase in the price of silver that we were not able to pass on to our customers, however, could have an adverse affect on our profitability.

We face intense competition in our business.

The capacitor business is highly competitive worldwide, with low transportation costs and few import barriers.  Competition is based on factors such as product quality and reliability, availability, customer service, timely delivery and price.  The industry has become increasingly concentrated and globalized in recent years, and our primary U.S. and non-U.S. competitors, some of which are larger than we are, have significant financial resources.  The greater financial resources or the lower amount of debt of such competitors may enable them to commit larger amounts of capital in response to changing market conditions.  Some competitors may also have the ability to use profits from their other operations to subsidize losses sustained in their businesses with which we compete.  Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage.

We manufacture many of our capacitors in Portugal, Mexico and China and future political or regulatory changes in any of these regions could adversely affect our profitability.

Although we have not experienced significant problems conducting operations in Portugal, Mexico or China, our international operations are subject to a number of special risks, in addition to the same risks as our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory regimes, differences in the availability and terms of financing, political instability and risks of increases in taxes.  These factors could impact our production capability or adversely affect our results of operations or financial condition.

We may not be able to successfully integrate the EPCOS tantalum business unit or any future acquisitions with our operations.

Because the markets and industries in which we operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, we may not be able to integrate the EPCOS tantalum business unit without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing businesses and possible inconsistencies in standards, controls and procedures.  In addition, we may not be able to achieve the expected cost synergies from our purchase of the EPCOS tantalum business unit or we may incur higher than anticipated integration or restructuring costs associated with it.  In addition, in the future we may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

Losing the services of our executive officers or our other highly qualified and experienced employees or our inability to continue to attract and retain additional qualified personnel could harm our business.

Our success depends upon the continued contributions of our executive officers and our highly qualified employees, many of whom have many years of experience with KEMET and would be extremely difficult to replace.  We must also attract and maintain experienced and highly skilled engineering, sales and marketing and managerial personnel.  Competition for qualified personnel is intense in our industry, and we may not be successful in hiring and retaining these people.  If we lose the services of our executive officers or our other highly qualified and experienced employees, or cannot attract and retain other qualified personnel, our business could suffer through less effective management due to loss of accumulated knowledge of our business or through less competitive products due to a reduced ability to design, manufacture and market our products.

Environmental laws and regulations could limit our ability to operate as we are currently operating and could result in additional costs.

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances, and generate wastes, that are classified as hazardous. We require environmental permits to conduct many of our operations. Violations of environmental laws and regulations could result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes, or our disposal practices, could restrict our ability to operate as we are currently operating, impose additional costs or otherwise cause delays in the delivery of our products to our customers, thereby damaging our relationships with them. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

We must continue to develop innovative products to maintain our relationships with our customers and to offset potential price erosion in older products.

While most of the fundamental technologies used in the passive components industry have been available for a long time, the market is nonetheless typified by rapid changes in product designs and technological advances allowing for better performance, smaller size and/or lower cost.  New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application.  We believe that successful innovation is critical for maintaining profitability in the face of potential erosion of selling prices for existing products and to ensure the flow of new products and robust manufacturing processes that will keep us at the forefront of our customers’ product designs.    Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced price pressure in recent years.   Developing and marketing new products requires start-up costs that may not be recouped if these products or production techniques are not successful. There are numerous risks inherent in product development, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.

We may not achieve the expected benefits of our manufacturing relocation plan or other restructuring plans we have or may adopt in the future.

In July 2003, we announced our manufacturing relocation plan to improve our position as a global leader in passive electronic technologies.  Pursuant to the plan, we reorganized our operations around the world.  Several of our facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources.  We have also undertaken several other restructuring actions over the last several years to reduce our costs and to make our operations more efficient.  We anticipate two remaining moves associated with the manufacturing relocation plan, which are scheduled to be completed in fiscal year 2007, and also expect additional actions related to our acquisition of the EPCOS tantalum business unit.  To the extent we are unsuccessful in realizing the goals of any or all of these initiatives, we will not be able to achieve our anticipated operating results.  Additionally, to the extent we embark on additional restructuring or repositioning programs, such initiatives may be unsuccessful and we may not achieve the expected benefits therefrom, though it is likely we would incur additional costs.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares	of Shares that
	Total	Average	Purchased as	May Yet Be
	Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid Per	Announced Plans	the Plans
Period	Purchased (1)	Share	or Programs	or Programs (2)
April 2006	—	$—	—	5,900,000
May 2006	—	$—	—	5,900,000
June 2006	12,500	$10.75	—	5,900,000
Total	12,500	—	—

(1) - In connection with the grant of restricted shares of common stock of the Company to the Chief Executive Officer, an election was made by the Chief Executive Officer to satisfy the applicable Federal income tax withholding obligation arising from the grant of the restricted shares through a net share settlement, pursuant to which the Company withheld 12,500 shares of the restricted stock grant (out of the 50,000 shares granted) and used the deemed proceeds from those shares to pay the Federal income tax withholding.

(2) - The Board of Directors has previously authorized programs to purchase up to 8.0 million of its common stock on the open market.  Through March 31, 2006, the Company had made purchases of 2.1 million shares for $38.7 million.  The Company does not intend to purchase any additional shares under this program.  The deemed purchase price for these shares is identical to the deemed issue price for these shares on the date of their original grant.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 26, 2006.

Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees for directors as listed in the definitive proxy statement of the Company dated June 26, 2006.  The nominees were elected.

Briefly describe below is each matter voted upon at the Annual Meeting of Stockholders.

(i)                                     Election of three Directors of the Company:

(a)          The Proxy nominees for director as listed in the proxy statement were elected to serve three-year terms with the following vote:

Nominees	In Favor	Withheld
Per-Olof Loof	81,378,325	516,947
Gurminder S. Bedi	81,380,238	515,034

(b)         The Proxy nominee for director as listed in the proxy statement was elected to serve a one-year term with the following vote:

Nominee	In Favor	Withheld
Robert G. Paul	81,388,399	506,873

(ii)                                  The ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending March 31, 2007:

In Favor	Against	Abstain
81,507,918	278,039	109,315

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit 3.2 in Form 10-K for the fiscal year ended March 31, 2006 did not reference the date of the most recent by-law restatement which is incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

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

Date: August 8, 2006

KEMET Corporation

/s/ David E. Gable
David E. Gable
Senior Vice President and Chief Financial Officer