Form 10-Q
period 2006-09-30
KEMET CORP
filed 2006-11-09
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

Common Stock Outstanding at: September 30, 2006

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	87,029,826

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)
(Unaudited)

	September 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$63,013	$163,778
Short-term investments	—	4,889
Accounts receivable, net	114,374	68,457
Inventories:
Raw materials and supplies	48,758	45,681
Work in process	45,642	42,960
Finished goods	42,994	36,429
Total inventories	137,394	125,070
Prepaid expenses and other current assets	8,155	7,822
Deferred income taxes	5,156	4,647
Total current assets	328,092	374,663
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $705.7 million and $641.0 million as of September 30, 2006 and March 31, 2006, respectively.	338,358	253,303
Property held for sale	4,813	4,502
Investments in U.S. government marketable securities	62,689	67,195
Investments in affiliates	1,055	972
Goodwill	39,339	30,471
Intangible assets, net	14,894	12,506
Other assets	3,994	4,706
Total noncurrent assets	465,142	373,655
Total assets	$793,234	$748,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable, trade	94,986	47,251
Accrued expenses	29,756	32,303
Income taxes payable	7,309	5,770
Total current liabilities	152,051	105,324
Noncurrent liabilitites:
Long-term debt	63,665	80,000
Postretirement benefits and other noncurrent obligations	49,164	44,139
Deferred income taxes	6,364	6,152
Total noncurrent liabilities	119,193	130,291
Total liabilities	271,244	235,615

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares issued 88,136,436 and 88,102,919 shares at September 30, 2006 and March 31, 2006 respectively	881	881
Additional paid-in capital	318,953	315,500
Retained earnings	222,657	221,221
Accumulated other comprehensive income/(loss)	(102)	(2,343)
Treasury stock, at cost (1,106,610 and 1,223,635 shares at September 30, 2006 and March 31, 2006, respectively)	(20,399)	(22,556)
Total stockholders’ equity	521,990	512,703
Total liabilities and stockholders’ equity	$793,234	$748,318

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Net sales	$166,548	$116,608	$336,117	$230,712

Operating costs and expenses:
Cost of goods sold	132,443	97,463	265,157	192,453
Selling, general and administrative	21,245	12,067	45,165	24,293
Research and development	7,429	6,008	15,222	12,225
Restructuring charges	3,415	3,154	8,090	11,327
Total operating costs and expenses	164,532	118,692	333,634	240,298

Operating income/(loss)	2,016	(2,084)	2,483	(9,586)

Other (income)/expense:
Interest expense	1,283	1,639	2,731	3,307
Interest income	(702)	(1,402)	(1,563)	(2,727)
Other (income)/expense	194	(57)	(1,005)	1,007
Total other (income)/expense	775	180	163	1,587

Income/(loss) before income taxes	1,241	(2,264)	2,320	(11,173)

Income tax (benefit)/expense	401	(354)	884	(12,298)

Net income/(loss)	$840	$(1,910)	$1,436	$1,125

Net income/(loss) per share:
Basic	$0.01	$(0.02)	$0.02	$0.01
Diluted	$0.01	$(0.02)	$0.02	$0.01

Weighted-average shares outstanding:
Basic	87,018,384	86,653,831	87,007,111	86,633,143
Diluted	87,132,296	86,653,831	87,463,308	86,696,023

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended September 30,
	2006	2005
Operating activities:
Net income/(loss)	$1,436	$1,125

Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	20,421	20,367
Gain/(loss) on disposal	8	217
Stock based compensation	4,336	—
Change in operating assets	(22,095)	(3,706)
Change in operating liabilities	3,616	(11,561)
Net cash (used in)/provided by operating activities	7,722	6,442

Investing activities:
Proceeds from maturity of short-term investments	—	5,000
Proceeds from maturity of long-term investments	—	10,000
Proceeds from sale of short-term investments	4,902	—
Proceeds from sale of long-term investments	4,656	—
Additions to property and equipment	(12,598)	(13,701)
Tantalum business unit acquisition	(87,159)	—
Cash acquired in purchase of the tantalum business unit	365	—
Other	74	637
Net cash (used in)/provided by investing activities	(89,760)	1,936

Financing activities:
Payment on long-term debt	(20,000)	—
Proceeds from sale of common stock to Employee Savings Plan	327	450
Proceeds from exercise of stock options	946	409
Net cash (used in)/provided by financing activities	(18,727)	859

Net increase/(decrease) in cash and cash equivalents	(100,765)	9,237

Cash and cash equivalents at beginning of period	163,778	26,898

Cash and cash equivalents at end of period	$63,013	$36,135

See accompanying notes to consolidated financial statements.

Note 1. Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2006, Form 10-K. Net sales and operating results for the three and six months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. The prospective requirements to recognize the funded status of a benefit plan and to provide the required disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact that SFAS No. 158 will have on its results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB No. 108 are effective for the first fiscal year ending after November 15, 2006. The Company is evaluating the impact of the adoption of SAB No. 108 on its consolidated financial statements.

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

The price protection policy protects the value of the distributors’ inventory in the event the Company reduces its published selling price to distributors. This program allows the distributor to debit the Company for the difference between KEMET’s list price and the lower authorized price for specific parts. The Company establishes price protection reserves on specific parts residing in distributors’ inventories in the period that the price protection is formally authorized by management. Domestic distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, will not exceed 5% of their rolling three month purchases. Foreign distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, will not exceed 5% of their rolling twelve month purchases. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets.

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

The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for the year ended March 31, 2006, and for the three and six months ended September 30, 2006 and 2005. The Company recognizes warranty costs when identified.

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

Computation of Basic and Diluted Income/(Loss) Per Share
(Dollars in thousands except per share data)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income/(loss)	$840	$(1,910)	$1,436	$1,125

Denominator:
Weighted-average shares outstanding:
Basic	87,018,384	86,653,831	87,007,111	86,633,143
Assumed conversion of employee stock options	113,912	—	456,197	62,880
Diluted	87,132,296	86,653,831	87,463,308	86,696,023

Earnings/(loss) per share:
Basic	$0.01	$(0.02)	$0.02	$0.01
Diluted	$0.01	$(0.02)	$0.02	$0.01

The three months ended September 30, 2005, excluded potentially dilutive securities of approximately 3.4 million shares in the computations of diluted net income per share because the effect would have been anti-dilutive.

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for ineffectiveness on a routine basis. There were no peso contracts outstanding at March 31, 2006. At September 30, 2006, the Company had outstanding forward exchange contracts that mature within approximately nine months to purchase Mexican pesos with notional amounts of $109.2 million. The fair value of these contracts totaled $1.5 million at September 30, 2006 and are recorded as a derivative asset on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. During the next nine months, it is estimated that approximately $1.5 million of the gain on these contracts will be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in Accumulated other comprehensive income/(loss) (“AOCI/(L)”), net of taxes, of $2.1 million and $1.5 million for the three- and six-month periods ended September 30, 2006, respectively. The impact of the changes in fair values of these contracts resulted in AOCI/(L), net of taxes, of $(1.3) million and $0.5 million for the three- and six-month periods ended September 30, 2005, respectively.

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

Note 4. Restructuring charges

In July 2003, KEMET announced the manufacturing relocation plan which consisted of reorganizing its operations around the world, resulting in the location of virtually all of its production in low-cost regions to be completed in fiscal year 2007. This relocation allows KEMET access to key customers, access to key technical resources and knowledge, and access to available low-cost resources. As of September 30, 2006, cumulative restructuring costs incurred totaled approximately $47.5 million. Costs related to this movement of manufacturing operations are shown as manufacturing relocation costs in the table below.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the three months ended September 30, 2006 and 2005 is shown below (dollars in thousands):

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Personnel	Manufacturing	Asset	Personnel	Manufacturing	Termination
	Reductions	Relocations	Impairment	Reductions	Relocations	of a Contract
Beginning of period	$1,994	$—	$—	$6,513	$—	$839
Costs charged to expense	1,414	1,911	90	—	3,154	—
Costs paid or settled	(2,441)	(1,911)	(90)	(2,722)	(3,154)	(16)
End of period	$967	$—	$—	$3,791	$—	$823

	Six months ended September 30, 2006			Six months ended September 30, 2005
	Personnel	Manufacturing	Asset	Personnel	Manufacturing	Termination
	Reductions	Relocations	Impairment	Reductions	Relocations	of a Contract
Beginning of period	$2,094	$—	$—	$6,794	$—	$—
Costs charged to expense	1,515	6,485	90	4,851	5,637	839
Costs paid or settled	(2,642)	(6,485)	(90)	(7,854)	(5,637)	(16)
End of period	$967	$—	$—	$3,791	$—	$823

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Personnel reductions — During the three months ended September 30, 2006, the Company recognized a charge of $1.4 million for a reduction in force in Europe. During June 2005, the Company announced a reduction in force effecting 138 people in the U.S., Mexico and Europe. Accordingly, the Company recognized a charge of $5.2 million. In addition, the Company reversed $0.3 million related to unused restructuring accruals during the quarter ended June 30, 2005.

Manufacturing relocations — During the six months ended September 30, 2006 and 2005, the Company incurred expenses of $6.5 million and $5.6 million, respectively. These costs are related to the plan. All costs are expensed as incurred.

Termination of a contract — The Company recognized a charge of $0.8 million for the early termination of a contract during the first fiscal quarter 2006 related to a plant closure.

Note 5. Other Postretirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Service cost	$139	$152	$278	$304
Interest cost	407	460	814	920
Amortization of actuarial (gain)/loss	(396)	(404)	(792)	(808)
Total net periodic benefits costs	$150	$208	$300	$416

The Company expects to make no contributions to fund plan assets in fiscal year 2007 as the Company’s policy is to pay benefits as costs are incurred. However, the Company estimates its benefits payments in fiscal year 2007 will be approximately $1.7 million. Management is responsible for determining the cost of benefits for this plan. Management considered a number of factors and consulted with an actuarial firm, when determining this cost.

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

The Company’s equity investments in public companies are classified as available-for-sale securities and are carried at fair value with adjustments recorded net of income tax in stockholders’ equity. The available-for-sale securities are intended to be held for an indefinite period but may be sold in response to unexpected future events. The Company has an equity investment with less than 20% ownership interest in a privately-held company. The Company does not have the ability to exercise significant influence and the investment is accounted for under the cost method.

On a periodic basis, the Company reviews the market values of its equity investment classified as available-for-sale securities and the carrying value of its equity investment carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively, as defined in EITF 03-1, and in the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The Company’s management concluded this review and determined that an “other-than-temporary” decline in market value had occurred for the quarter ended June 30, 2005. The Company considered the impairment “other-than-temporary” based on the duration of this market value decline and the lack of evidence that the market value would increase. The Company recognized a $0.8 million loss equal to the difference between the investment’s cost and its fair market value at June 30, 2005. This amount was included in Other (income)/expense on the Consolidated Statements of Operations. Based on the Company’s review for the quarter ended September 30, 2006, the Company determined that a further “other-than-temporary” decline did not exist. The Company will continue to monitor the available-for-sale equity investment for potential future impairments.

Prior to fiscal year 2006, the Company’s debt securities, which consisted of United States government marketable securities, were classified as held-to-maturity securities, had maturities in excess of three months, and were carried at amortized cost. Due to the need for cash in connection with the April 2006 purchase of the Tantalum Business Unit of EPCOS AG (“EPCOS”), the Company liquidated certain long-term debt investments prior to the maturity date. These transactions required the Company to alter its treatment of accounting for the remaining short-term and long-term debt investments from “held-to-maturity” to “available-for-sale”. The difference in the classification is that available-for-sale investments must be recorded at their fair market value. At March 31, 2006, the Company, therefore adjusted the value of its short-term and long-term debt investments by $3.0 million with the offset to Accumulated other comprehensive income/(loss). The unrealized gain/(loss), which was recorded to Accumulated other comprehensive income/(loss), for the three and six months ended September 30, 2006, was $1.1 million and ($0.4) million, respectively.

At September 30, 2006 and March 31, 2006, the Company determined that the remaining investment balance in its equity investment in Lamina Ceramics, Inc., approximated fair value.

A summary of the components and carrying values of investments on the Consolidated Balance Sheets is as follows (dollars in thousands):

	September 30, 2006		March 31, 2006
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)
U.S. government marketable securities:
Short-term	$—	$—	$4,889	$(78)
Long-term	62,689	1,090	67,195	(2,883)
Equity investments:
Available-for-sale	936	—	853	—
Cost	119	—	119	—
	$63,744	$1,090	$73,056	$(2,961)

Non-equity investments at September 30, 2006 of $62.7 million mature within two to four years. Non-equity investments at March 31, 2006 of $4.9 million and $67.2 million mature within three months to one year and one to four years, respectively. Short-term investments consisted of U.S. government marketable securities. The recorded value on non-equity investments approximates fair value at September 30, 2006 and March 31, 2006.

Note 7. Supply Contracts

The Company’s previous tantalum supply agreement with Cabot Corporation expired in January 2006. The Company now has a new tantalum supply agreement with Cabot Corporation following the acquisition of the Tantalum Business Unit of EPCOS on April 13, 2006. This contract extends through September 2007. The Company recorded an unfavorable contract provision due to the acquisition of the Tantalum Business Unit of EPCOS on the opening balance sheet. A reconciliation of the beginning and ending balance included in the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Six months ended September 30, 2006	Twelve months ended March 31, 2006
Beginning of period	$—	$5,483
Liability acquired	6,920	—
Costs paid or settled	(2,507)	(5,483)
End of period	$4,413	$—

As of September 30, 2006, the remaining purchase commitment under this contract was $4.5 million and $4.5 million for fiscal years 2007 and 2008, respectively.

Note 8. Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three and six months ended September 30, 2006 and 2005 include the following components (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income/(loss)	$840	$(1,910)	$1,436	$1,125
Other comprehensive income/(loss), net of tax:
Currency forward contract gain/(loss)	2,059	(1,336)	1,459	484
Currency translation gain/(loss)	(243)	565	75	581
Unrealized securities gain/(loss)	57	217	56	694
Unrealized investment income/(loss)	1,090	—	651	—
Total net income/(loss) and other comprehensive income/(loss)	$3,803	$(2,464)	$3,677	$2,884

The components of Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets are as follows (dollars in thousands):

	September 30, 2006	March 31, 2006
Currency forward contract income/(loss), net	$1,459	$—
Currency translation income/(loss)	67	(8)
Unrealized securities income/(loss), net	683	627
Unrealized investment income/(loss)	(2,311)	(2,962)
Total accumulated other comprehensive income/(loss)	$(102)	$(2,343)

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

On April 13, 2006, the Company acquired the Tantalum Business Unit of EPCOS, for a purchase price of approximately $104.8 million. The acquisition included the EPCOS tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe.

The following chart highlights the Company’s goodwill and intangible assets (dollars in thousands):

	September 30, 2006		March 31, 2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized intangibles:
Goodwill	$39,339	$—	$30,471	$—
Trademarks	7,181	—	7,181	—
Unamortized intangibles	46,520	—	37,652	—
Amortized intangibles:
Patents and technology — 5-25 Years	17,545	9,901	14,655	9,452
Other — 8-10 Years	914	845	914	792
Amortized intangibles	18,459	10,746	15,569	10,244
Total goodwill and intangibles	$64,979	$10,746	$53,221	$10,244

The expected amortization expense for the fiscal years ending March 31, 2007, 2008, 2009, 2010 and 2011 is $1,587, $1,579, $1,076, $640, and $615, respectively.

Note 10. Income Taxes

During the three and six months ended September 30, 2006, the income tax expense is principally a result of profitable foreign subsidiaries.

During the quarter ended September 30, 2005, the Mexican subsidiary received a ruling from the Hacienda (Mexican tax authority) related to an advance pricing agreement rate for fiscal years 2000 through 2002. This ruling resulted in the reversal of $0.7 million in tax contingencies not previously recognized.

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

Tantalum Business Unit

The Tantalum Business Unit operates in six manufacturing sites in the United States, Mexico, China, and Portugal. This business unit produces tantalum and aluminum capacitors. The business unit also maintains a product innovation center in the United States, and a research and development center in Heidenheim, Germany.

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

The following tables summarize information about each segment’s net sales, operating income/(loss), depreciation and amortization and total assets (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Net sales:
Tantalum	$109,160	$69,822	$220,118	$137,755
Ceramics	57,388	46,786	115,999	92,957
Total	$166,548	$116,608	$336,117	$230,712

Operating income/(loss): (1)
Tantalum	$1,462	$674	$3,572	$(1,242)
Ceramics	554	(2,758)	(1,089)	(8,344)
Total	$2,016	$(2,084)	$2,483	$(9,586)

Depreciation/amortization expenses:
Tantalum	$6,763	$4,592	$12,499	$11,057
Ceramics	3,308	3,633	7,195	8,750
Total	$10,071	$8,225	$19,694	$19,807

	September 30, 2006	March 31, 2006
Total assets:
Tantalum	$513,581	$418,550
Ceramics	279,653	329,768
Total	$793,234	$748,318

(1) - Restructuring charges included in Operating income/(loss) were as follows:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Total restructuring charges:
Tantalum	$2,358	$2,179	$5,163	$5,825
Ceramics	1,057	975	2,927	5,502
Total	$3,415	$3,154	$8,090	$11,327

The Company manages its capital expenditures for long-lived assets on a consolidated basis; therefore, this information has been excluded on a reporting segment basis.

The following highlights the Company’s net sales by geographic location:

	Three months ended September 30, (1)		Six months ended September 30, (1)
	2006	2005	2006	2005
United States	$47,220	$45,519	$99,011	$90,330
Hong Kong	30,121	17,366	57,324	31,720
Asia Pacific (2)	16,616	9,230	34,493	17,889
China	16,121	9,515	27,369	18,703
Germany	15,925	7,642	32,276	16,072
Singapore	10,390	9,933	23,512	19,252
Mexico	4,524	4,346	9,107	8,678
Other countries (2)	25,631	13,057	53,025	28,068
	$166,548	$116,608	$336,117	$230,712

(1) - Revenues are attributed to countries or regions based on the location of the customer. The Company sold $19,990 to one customer who accounted for more than 10% of net sales in the second fiscal quarter ended September 30, 2006. The Company sold $17,681 and $12,412 to two customers, each of which accounted for more than 10% of net sales in the second fiscal quarter ended September 30, 2005.

(2) - No country included in this caption exceeded 5% of consolidated net sales for the No country included in this caption exceeded 5% of consolidated net sales for the three and six months ended September 30, 2006 and 2005.

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

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 58%, 52% and 51% of the Company’s net sales in fiscal years 2006, 2005, and 2004, respectively. For the three months ended September 30, 2006, sales to electronics distributors accounted for approximately 50% of the Company’s net sales. For the three months ended September 30, 2005, sales to electronics distributors accounted for approximately 56% of the Company’s net sales. As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At September 30, 2006 and March 31, 2006, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Performance Bond and Bank Guarantee

During April 2006 and in conjunction with a contractual provision in a commercial agreement, KEMET put in place a performance bond in the amount of EUR 2.5 million through a European bank. A corresponding interest-bearing deposit was placed with a European bank. The deposit is in KEMET’s name and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made against the bond. The bond is valid until March 31, 2008.

A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax (“VAT”) registration in The Netherlands. The bank guarantee is in the amount of EUR 1.5 million. A corresponding interest-bearing deposit was placed with a European bank. The deposit is in KEMET’s name and KEMET receives all interest earned by this deposit. However, this deposit is pledged to the European bank, and the bank can use the money should a valid claim be made. The term of the bank guarantee has no expiration date.

Employees

As of September 30, 2006, KEMET had approximately 9,600 employees, of whom approximately 1,000 were located in the United States, 6,700 were located in Mexico, 1,000 in China, 800 in Portugal and the remainder were located in the

Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,500 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 600 employees in Portugal represented by labor unions. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico, China and Portugal are denominated in local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company’s labor costs in these areas.

Note 13. Property Held for Sale

As a result of moving manufacturing operations from the United States to lower cost facilities in Mexico and China, certain manufacturing facilities located in the United States are no longer in use and are held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of these facilities at September 30, 2006, was $4.8 million and is separately presented in the Property held for sale line item on the Consolidated Balance Sheets. At September 30, 2006, the fair value is believed to approximate carrying value based on external appraisals. The Company does not anticipate any remediation costs in selling the property. On a quarterly basis, management reviews this value for indications of impairment.

Note 14. Stock-based Compensation

Prior to April 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for stock options. Under APB No. 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair value of the underlying stock on the date of grant. The Company elected the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided pro forma disclosure of earnings as if stock compensation were recognized on a fair-value basis. Since the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company’s Consolidated Statements of Operations prior to fiscal year 2007. If compensation cost would have been determined based on the fair values at the date of grant under SFAS No. 123(R), “Share-Based Payment,” pro forma net income/(loss) and earnings/(loss) per share would have been as follows (dollars in thousands, except per share amounts):

	Three months ended	Six months ended
	September 30, 2005	September 30, 2005
Net income/(loss) as reported	$(1,910)	$1,125
Deduct: Total compensation expense determined under fair value method, net of tax	1,529	2,679
Pro forma net income/(loss)	$(3,439)	$(1,554)

Earnings/(loss) per share:
Basic - as reported	$(0.02)	$0.01
Basic - pro forma	$(0.04)	$(0.02)

Diluted - as reported	$(0.02)	$0.01
Diluted - pro forma	$(0.04)	$(0.02)

On April 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and restricted stock.

In adopting SFAS No. 123(R), the Company elected the modified prospective application transition method as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the first six months of fiscal 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended September 30, 2006 were $0.5 million and $3.8 million, respectively.

Employee Stock Options

At September 30, 2006, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s shareholders. These plans authorized the grant of up to 8.1 million shares of the Company’s common stock. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in fiscal year 2007. Options issued under these plans vest in one to two years and expire ten years from the grant date.

Employee stock option activity for the six months ended September 30, 2006 is as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 1, 2006	4,509	$11.17
Granted	78	8.78
Exercised	(67)	7.38
Forfeited	(105)	6.86
Expired	(95)	14.13
Outstanding at September 30, 2006	4,320	$11.23	6.5	$1.6

Exercisable at September 30, 2006	3,208	$12.62	5.5	$0.5

The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Six months ended September 30,
	2006	2005
Assumptions:
Dividend yield	0.00%	0.00%
Expected volatility	49.16%	49.12%
Risk-free interest rate	4.98%	3.63%
Expected option lives in years	6.0	5.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was six years and five years for the six months ended September 30, 2006 and 2005, respectively. The six-year expected term is based on the safe harbor calculation which considers the weighted-average vesting, contractual term and two-year cliff vesting. The weighted-average grant-date fair value of options granted during the six months ended September 30, 2006 and 2005 was $3.21. The compensation expense associated with these three stock option plans was approximately $457 thousand and $905 thousand for the three and six months ended September 30, 2006, respectively, and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded in the three and six months ended September 30, 2005.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $58 thousand and $162 thousand, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2006 and 2005 was $158 thousand and $169 thousand , respectively. Total unrecognized compensation cost related to non-vested options was $1.8 million as of September 30, 2006. This cost is expected to be recognized over a weighted-average period of 1 year. During the six months ended September 30, 2006, approximately 29,500 shares vested with a total fair value of approximately $79 thousand.

Restricted Stock

At September 30, 2006, the Company had issued restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer vests immediately. The weighted-average contractual term on restricted stock is indefinite. Restricted stock activity for the six months ended September 30, 2006 is as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at April 1, 2006	10	$7.26
Granted	67	10.19
Exercised or repurchased	(12)	10.75
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2006	65	$9.65	$0.6

The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $28 thousand and to the Chief Executive Officer was zero for the three months ended September 30, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $87 thousand and to the Chief Executive Officer was approximately $538 thousand for the six months ended September 30, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded in the three and six months ended September 30, 2005.

Total unrecognized compensation cost related to non-vested restricted stock was $118 thousand as of September 30, 2006. This cost is expected to be recognized over a weighted-average period of ten months.

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

Performance Stock Awards

At September 30, 2006, the Company had issued 500,000 performance awards which will entitle the holder to receive shares of common stock if and when the stock price maintains certain thresholds as compared to a peer group index in May 2008. These options are open ended until they vest and will have a ten-year life after vesting or will expire on the third year following retirement, whichever comes first. At September 30, 2006, none of these awards have vested due to the stock price not having reached the first exercise threshold. The weighted-average contractual term on performance stock options is indefinite. Performance stock award activity for the six months ended September 30, 2006 is as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at April 1, 2006	500,000	$8.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2006	500,000	$8.05	0.6

Exercisable at September 30, 2006	—	$—	$—

The Company measures the fair value of each performance stock option at the date of grant using the Monte Carlo option pricing model with the following assumptions:

	Six months ended September 30,
	2006	2005
Assumptions:
Dividend yield	0.0%	0.00%
Expected volatility	49.16%	49.16%
Risk-free interest rate	4.50%	4.50%
Expected option lives in years	6.0	6.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years and ten years for the six months ended September 30, 2006 and 2005, respectively. The weighted-average grant-date fair value of options granted during the six months ended September 30, 2006 and 2005 was $0.68. The compensation expense associated with the performance stock was approximately $0.0 and $2.8 million for the three and six months ended September 30, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded in the three and six months ended September 30, 2005.

There is no unrecognized compensation cost related to non-vested options since performance awards vest immediately.

All options plans provide that options to purchase shares be supported by the Company’s authorized but unissued common stock or treasury stock. The prices of the options granted thus far pursuant to these plans are not less than 100% of the value of the shares on the date of the grant.

In the Operating Activities of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the three and six months ended September 30, 2006. The Financing Activities in the Consolidated Statements of Cash Flows include the amount of cash received and cash used as a result of the exercise of stock options during the period. No tax benefit was realized from stock options exercised during the three and six months ended September 30, 2006.

Note 15. Acquisitions

As previously reported, pursuant to the terms of an Asset and Share Purchase Agreement and an Asset Purchase Agreement between KEMET Corporation and certain of its subsidiaries (the “Company”) and EPCOS AG, a German corporation (“EPCOS”), the Company completed the purchase of the Tantalum Business Unit of EPCOS on April 13, 2006 for a purchase price of EUR 80.9 million (approximately $97.9 million). The acquisition included all of the issued share capital of EPCOS-Pecas e Componentes Electronicos S.A. and certain other assets of the Tantalum Business Unit of EPCOS, primarily in Germany. Of the EUR 80.9 million, KEMET paid in cash approximately EUR 68.3 million (approximately $82.7 million) and assumed certain liabilities and working capital adjustments of EUR 12.6 million. As previously announced, the acquisition did not include EPCOS’ tantalum capacitor manufacturing facility in Heidenheim, Germany. As a result, KEMET and EPCOS entered into a manufacturing and supply agreement under which EPCOS continued to produce product exclusively for KEMET at the Heidenheim facility to ensure a continued supply of product to customers during the transition period. In connection with the acquisition, the Company paid approximately $4.4 million in legal and professional fees which have been included as part of the purchase price. On September 29, 2006, the Company agreed upon the final purchase amount related to the April 13, 2006 closing date and accordingly received a favorable credit of EUR 3.0 million (approximately $3.8 million). This amount reduced the Company’s goodwill recorded in the transaction.

The transition period concluded on September 30, 2006, and consequently, KEMET purchased certain of the Heidenheim manufacturing assets and the research and development assets for a cost of EUR 8.2 million (approximately $10.4 million). The Company also purchased the finished goods inventory at the Heidenheim plant for EUR 1.2 million (approximately $1.6 million). In addition, the Company assumed a pension liability of EUR 1.1 million (approximately $1.3 million) for the Heidenheim, Germany employees. The net additional purchase price was EUR 8.4 million (approximately $10.7 million).

The Company is in the process of finalizing the purchase accounting, including the appraisal of the newly acquired assets, however, the Company does not believe that there will be a material difference in the amounts booked as of the date of this report.

Taking into account both the April 13, 2006 closing adjustment and the transaction agreement on September 30, 2006, the Company purchased the Tantalum Business Unit of EPCOS for a total purchase price of EUR 86.3 million (approximately $104.8 million). Of the EUR 86.3 million, KEMET paid in cash approximately EUR 72.6 million and assumed certain liabilities of EUR 13.7 million. The final cash settlement was made in Otober 2006.

The purchase price was determined through arms-length negotiations between representatives of the Company and EPCOS.

The acquisition of the Tantalum Business Unit of EPCOS, included in operating results from the acquisition date and as of the end of the transition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition. The fair values of the assets acquired and the liabilities assumed were $138.1 million and $42.1 million, respectively. The allocation of the purchase price is based upon preliminary estimates of the fair value. The actual allocation of the purchase price may differ from the preliminary allocation due to refinements of the fair value of the net assets acquired. The excess of the purchase price over the fair values of the net asset acquired of $8.9 million was recorded as goodwill. Approximately $2.9 million has been allocated to intangible assets other than goodwill.

Pro Forma Information:

The following presents the pro forma (unaudited) results for the three and six months ended September 30, 2005 assuming the acquisition of the Tantalum Business Unit of EPCOS had occurred on April 1, 2005 (dollars in thousands, except per share amounts):

	Three months ended	Six months ended
	September 30, 2005	September 30, 2005
Net sales	$144,356	$286,030
Net loss	$(9,809)	$(12,662)

Net loss per share:
Basic	$(0.11)	$(0.15)
Diluted	$(0.11)	$(0.15)

The amounts for the quarter ended September 30, 2006 are the consolidated amounts for KEMET as reported in this Form 10-Q. The Company did not present pro forma information for the three months ended June 30, 2006 due to the consummation of the acquisition near the beginning of the Company’s reporting period, and because the Company did not have access to the actual operating results for the thirteen day period beginning April 1, 2006.

The above amounts for the quarter ended September 30, 2005 reflect adjustments for depreciation for the revalued properties, amortization of the intangibles acquired, a reduction in interest income for the cash used to purchase the business and related tax effects for the aforementioned adjustments. The pro forma amounts do not include anticipated synergies from the acquisition.

The pro forma information, as presented above, is not indicative of the results which would have been obtained had the transaction occurred on April 1, 2005, nor is it indicative of the Company’s future results.

In connection with the acquisition of the Tantalum Business Unit of EPCOS, the Company became party to an agreement between EPCOS — Pecas e Componentes Electronicos, S.A. (whose name was changed post-acquisition to KEMET Electronics Portugal, S.A. (“KEP”)) and the Government of Portugal relating to certain investment contracts aimed to expand the manufacturing capacities of KEP. As a consequence, KEP has received non-interest bearing loans, two of which are outstanding as of September 30, 2006. Repayments are made in various installments, as noted below. Repayment of these loans is guaranteed by a bank. One of the loans matures on December 28, 2007 and the other loan matures on December 28, 2010. If KEP fulfills its obligations for the entire period under the investment contracts, the loans will be forgiven up to 60% of the outstanding amounts. The two obligations to be fulfilled by KEP include the hiring of a specified number of employees and the achievement of agreed-upon production levels.

Item 16. Subsequent Events

Convertible Debt Offering

On October 25, 2006, the Company announced its intention to offer approximately $160 million aggregate principal amount of senior notes due 2026 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. In addition, KEMET granted the initial purchasers a 30 day option to purchase up to an additional $15 million principal amount of the notes (the “overallotment provision”). The notes will pay interest at a rate of 2.25% per year and will be convertible into (1) cash in an amount equal to the lesser of the principal amount of such notes and the conversion value of such notes on the conversion date and (2) cash or shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s option, to the extent such conversion value exceeds the principal amount of such notes at an initial price of $9.70 per share. The holders of the notes may require the Company to repurchase the notes on each of November 15, 2011, 2016, and 2021 and upon the occurrence of certain events including a change of control of KEMET.

KEMET announced that it intends to use the proceeds of the offering to repurchase up to $25 million of its common stock, to fund future acquisitions, if any, and for general corporate purposes.

On November 1, 2006, the sale of the notes settled and the Company received $155.5 million of net proceeds. The Company immediately repurchased approximately $24.9 million of its common stock which was put into treasury stock. At the time of this filing, the overallotment provision has not been exercised..

Cost-Reduction Initiative

On October 16, 2006, the Company announced a cost-reduction initiative in its Monterrey, Mexico facility that will reduce headcount by approximately 400 people. This will be accomplished through a combination of normal attrition, release of temporary employees, and a reduction-in-force. This action was the result of KEMET’s ongoing productivity improvement programs that will allow the Company to run at current production levels at lower costs. The estimated savings from this initiative is over $4 million per year. The Company will take a restructuring charge of $0.8 million in the December 2006 quarter to account for this initiative.

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

Tantalum Business Unit

The Tantalum Business Unit operates in six manufacturing sites in the United States, Mexico, Portugal, and China. This business unit produces tantalum and aluminum capacitors. The business unit also maintains a product innovation center in the United States, and a research and development center in Heidenheim, Germany. Sales of Tantalum’s products are made in all regions in the world.

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

Ground all of our strategies and business decisions with a focus on both the short-term and long-term financial impact of a particular decision or strategy — a profitable company is best able to effectively serve its customers and, in turn, its shareholders, partners and employees.
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

KEMET in Europe

On April 13, 2006, the Company purchased the Tantalum Business Unit of EPCOS for a price of approximately $94.1 million. The acquisition included the tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. Of the total purchase price, KEMET paid cash of approximately $82.7 million and assumed certain liabilities and working capital adjustments of approximately $11.4 million. On September 30, 2006, the Company completed the acquisition of the Tantalum Business Unit of EPCOS which included the purchase of the inventories and fixed assets of the tantalum business in Heidenheim, Germany for a net price of $10.7 million. The Company intends to maintain the research and development activities in Heidenheim, Germany to support its European customer base. The Company anticipates that this acquisition will further strengthen its global leadership position in the tantalum capacitor business and provide greater access to the European market and customers.

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

Employees

As of September 30, 2006, KEMET had approximately 9,600 employees, of whom approximately 1,000 were located in the United States, 6,700 were located in Mexico, 1,000 in China, 800 in Portugal and the remainder were located in the Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,500 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 600 employees in Portugal represented by labor unions. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico, China and Portugal are denominated in local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company’s labor costs in these areas.

CONSOLIDATED RESULTS OF OPERATIONS

Recent Trend in Average Selling Prices

Average selling prices for the September 2006 quarter adjusted for changes in product mix, remained relatively flat as compared to average selling prices for the June 2006 quarter.

Comparison of the Three-Month Period Ended September 30, 2006, with the Three-Month Period Ended September 30, 2005

Net Sales

Net sales for the three months ended September 30, 2006, increased 42.8% to $166.5 million as compared to the same period last year, with 14.3% or $23.8 million being contributed by the Tantalum Business Unit of EPCOS. The increase in net sales was attributable to higher volumes. Unit volumes excluding those from the Tantalum Business Unit acquired from EPCOS in the three-month period ended September 30, 2006 increased 1.0% as compared to the same period last year. Mix-adjusted average selling prices for the September 2006 quarter remained flat as compared to mix-adjusted average selling prices for the September 2005 quarter.

By region, 32% of net sales for the three months ended September 30, 2006, were to customers in North America and South America (“Americas”), 44% were to Asia and Pacific Rim (“APAC”), and 24% were to Europe, Middle East and Africa (“EMEA”). By region, 43% of net sales for the three months ended September 30, 2005 were to customers in the Americas, 41% were to APAC, and 16% were to EMEA.

By channel, 50% of net sales for the three months ended September 30, 2006, were to distribution customers, 25% were to Electronic Manufacturing Services customers, and 25% were to Original Equipment Manufacturing customers. By channel, 56% of net sales for the three months ended September 30, 2005, were to distribution customers, 23% were to Electronic Manufacturing Services customers, and 21% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended September 30, 2006, was $132.4 million, or 79.5% of net sales, as compared to $97.5 million, or 83.6% of net sales, for the same period last year. The decline in cost of sales as a percentage of net sales was due to primarily more sales volume, allowing for better utilization of fixed costs. The Company has, however, experienced higher costs in two of its raw materials: palladium and silver.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2006, were $21.2 million, or 12.8% of net sales, as compared to $12.1 million, or 10.3% of net sales for the same period last year. The SG&A expenses for the three months ended September 30, 2006 include $5.2 million related to the integration of the Tantalum Business Unit acquired from EPCOS and $0.5 million relating to the stock option expenses.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2006, were $7.4 million, or 4.5% of net sales, as compared to $6.0 million, or 5.2% of net sales for the same period last year. The Company continues to be committed in the development of new products and technologies, such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

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

A summary of the special charges recognized in the quarters ended September 30, 2006 and 2005 is as follows (dollars in millions):

	Three months ended September 30,
	2006	2005
Manufacturing relocations, personnel reductions and asset impairment	$3.4	$3.2
Restructuring charges (1)	3.4	3.2

EPCOS tantalum business unit integration	5.2	—
Impact of SFAS No. 123(R) “Share-Based Payment”	0.5	—
Write-off related to the acquisition	0.1	—
Special after-tax charges	$9.2	$3.2

(1)             Restructuring charges — These costs are included as a separate line item on the Consolidated Statements of Operations.

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Personnel reductions — During the three months ended September 30, 2006, the Company recognized a charge of $1.4 million for a reduction in force in Europe.

Manufacturing relocations — During the three months ended September 30, 2006 and 2005, the Company incurred expenses of $1.9 million and $3.2 million, respectively. These costs are related to the manufacturing relocation plan. All costs are expensed as incurred.

EPCOS integration — KEMET completed the acquisition of the Tantalum Business Unit of EPCOS on April 13, 2006. During the second quarter of fiscal year 2007, the Company recorded charges of $5.2 million related to the acquisition which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

Impact of SFAS No. 123(R)”Share-Based Payment” — In fiscal year 2007, the Company implemented SFAS No. 123(R) “Share-Based Payment.” During the three month period ended September 30, 2006, the Company recognized a charge of $0.5 million relating to the cost recognition of issued stock options. In fiscal year 2006, there were no charges for stock option expense.

Operating Income/(Loss)

Operating income for the three months ended September 30, 2006, was $2.0 million, compared to an operating loss of $(2.1) million for the quarter ended September 30, 2005. The improvement in the operating income was primarily due to higher sales volumes, partially offset by higher research and development costs, and higher selling, general and administrative expenses. The impacts of the cost reduction efforts of the Company have favorably affected cost of goods sold.

Other Income and Expense

Interest income was lower in the three months ended September 30, 2006 versus the comparable period in the prior year primarily due to the Company’s lower investments following the acquisition of the EPCOS Tantalum Business Unit in the first fiscal quarter 2007. Interest expense was lower in the three months ended September 30, 2006 as compared to the prior year due to lower indebtedness in fiscal year 2007. Other (income)/expense was less favorable in the three months ended September 30, 2006 versus the comparable period of the preceding year due to the write-off of a prepaid insurance balance of $160 thousand related to the former EPCOS tantalum business unit and lower foreign currency translation gains in the three-month period ended September 30, 2006.

Income Taxes

The income tax expense totaled $0.4 million for the three months ended September 30, 2006, compared to an income tax benefit of $0.4 million for the three months ended September 30, 2005. The income tax expense is comprised of $0.4 million foreign income tax expense and minimal state income tax expense.

Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate, based on certain estimates and assumptions of sufficient future taxable income to utilize its deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to increase the value of the deferred tax liability, resulting in additional income tax expense.

Comparison of the Six-Month Period Ended September 30, 2006, with the Six-Month Period Ended September 30, 2005

Net Sales

Net sales for the six months ended September 30, 2006, increased 45.7% to $336.1 million as compared to the same period last year, with 14.5% or $48.7 million being contributed by the Tantalum Business Unit of EPCOS. The increase in net sales was attributable to higher volumes. Unit volumes excluding those from the Tantalum Business Unit acquired from EPCOS in the six-month period ended September 30, 2006 increased 12.2% as compared to the same period last year. Mix-adjusted average selling prices for the September 2006 quarter remained flat as compared to mix-adjusted average selling prices for the September 2005 quarter.

Cost of Sales

Cost of sales for the six months ended September 30, 2006, was $265.2 million, or 78.9% of net sales, as compared to $192.5 million, or 83.4% of net sales, for the same period last year. The continued decline in cost of sales as a percentage of net sales was due to improved productivity and greater volumes allowing for better utilization of fixed costs. The Company has, however, experienced higher costs in two of its raw materials: palladium and silver.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended September 30, 2006, were $45.2 million, or 13.4% of net sales, as compared to $24.3 million, or 10.5% of net sales for the same period last year. The SG&A expenses for the six months ended September 30, 2006 include $8.0 million or 2.4% of net sales related to the integration of the Tantalum Business Unit acquired from EPCOS; as well as, $4.3 million related to stock compensation expense due to the adoption of SFAS No. 123(R), “Share-Based Payment”.

Research and Development Expenses

Research and development (“R&D”) expenses for the six months ended September 30, 2006, were $15.2 million, or 4.5% of net sales, as compared to $12.2 million, or 5.3% of net sales for the same period last year. The Company continues to be committed in the development of new products and technologies, such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

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

A summary of the special charges recognized in the quarters ended September 30, 2006 and 2005 is as follows (dollars in millions):

	Six months ended September 30,
	2006	2005
Manufacturing relocations, personnel reductions and asset impairment	$8.1	$10.8
Termination of contract	—	0.8
Reversal of previously recorded restructuring accrual	—	(0.3)
Restructuring charges (1)	8.1	11.3

EPCOS tantalum business unit integration	8.0	—
Impact of SFAS No. 123(R) “Share-Based Payment”	4.3	—
Write-off related to the acquisition	0.2	—
Writedown of an investment in unconsolidated subsidiary (2)	—	0.6
Tax benefit not previously recognized (3)	—	(12.1)
Special after-tax charges	$20.6	$(0.2)

(1)             Restructuring charges — These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)             Writedown of an investment in unconsolidated subsidiary — These costs are included in Other (income)/expense on the Consolidated Statements of Operations.

(3)             Tax benefit not previously recognized — This benefit is included in Income tax (benefit)/expense on the Consolidated Statements of Operations.

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Personnel reductions — During the six months ended September 30, 2006, the Company recognized a charge of $1.5 million, primarily for a reduction in force in Europe. During June 2005, the Company announced a reduction in force effecting 138 people in the U.S., Mexico and Europe. Accordingly, the Company recognized a charge of $5.2 million. In addition, the Company reversed $0.3 million related to unused restructuring accruals during the quarter ended June 30, 2005.

Manufacturing relocations — During the six months ended September 30, 2006 and 2005, the Company incurred expenses of $6.5 million and $5.6 million, respectively. These costs are related to the manufacturing relocation plan. All costs are expensed as incurred.

Termination of a contract — The Company recognized a charge of $0.8 million for the early termination of a contract during the first fiscal quarter 2006 related to a plant closure.

EPCOS integration — KEMET completed the acquisition of the Tantalum Business Unit of EPCOS on April 13, 2006. During the first half of fiscal year 2007, the Company recorded charges of $8.0 million related to the acquisition which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

Impact of SFAS No. 123(R) “Share-Based Payment” — During the six-month period ended September 30, 2006, the Company recorded charges of $4.3 million in conjunction with SFAS No. 123(R).As discussed in Note 14, the Company did not implement SFAS No. 123(R) until April 1, 2006, and consequently, no charges were recorded in the six-month period ended September 30, 2005.

Write-down of investment in unconsolidated subsidiary — During the first fiscal quarter 2006, the Company determined that the value of its investment in an unconsolidated subsidiary (ABM Resources NL) had decreased, and the decrease was deemed other-than-temporary. Therefore, the Company recorded a charge of $0.6 million, net of tax.

Tax benefit not previously recognized — During the first fiscal quarter 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003. This finalization resulted in the receipt of $9.8 million during the June 2005 quarter, and the resultant release of a $12.1 million tax benefit not previously recognized.

Operating Income/(Loss)

Operating income for the six months ended September 30, 2006, was $2.5 million, compared to an operating loss of $9.6 million for the six months ended September 30, 2005. The improvement in the operating income was primarily due to higher sales volumes, and lower restructuring charges, partially offset by higher research and development costs, and higher selling, general and administrative expenses. The impacts of the cost reduction efforts of the Company have favorably affected cost of goods sold.

Other Income and Expense

Interest income was lower in the six months ended September 30, 2006 versus the comparable period in the prior year primarily due to the Company’s lower investments following the acquisition of the EPCOS Tantalum Business Unit in the first fiscal quarter 2007. Other (income)/expense was more favorable in the six months ended September 30, 2006 versus the comparable period of the preceding year due to a foreign currency translation gain and an other-than-temporary decline in the fair value of the available-for-sale investments in the three months ended June 30, 2005. Interest expense is lower for the six month period due to lower indebtedness.

Income Taxes

The income tax expense totaled $0.9 million for the six months ended September 30, 2006, compared to an income tax benefit of $12.3 million for the six months ended September 30, 2005. The income tax expense is comprised of $0.8 million foreign income tax expense and $0.1 million state income tax expense. During the six months ended September 30, 2005, the Company recognized a tax benefit based on the reversal of $12.1 million relating to the finalization of an Internal Revenue Service examination for the fiscal years 1997 through 2003.

Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate, based on certain estimates and assumptions of sufficient future taxable income to utilize its deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to increase the value of the deferred tax liability, resulting in additional income tax expense.

Business Units Comparison of Three-Month Period Ended September 30, 2006, with the Three-Month Period Ended September 30, 2005

Tantalum Business Unit

The following presents the summarized results of the Tantalum business unit (dollars in millions):

	Three months ended September 30,
	2006	2005
Net sales	$109.2	$69.8
Operating income/(loss)	$1.4	$0.7

Net Sales

Net sales for the three months ended September 30, 2006 include $23.8 million of sales for the former EPCOS Tantalum Business Unit. Volumes excluding the EPCOS business were 11% higher than last year and average selling prices were flat on a product-mix basis. Volumes for tantalum products continue to be very strong in Asia.

Operating Income/(Loss)

Operating income/(loss) was favorably impacted by the aforementioned increase in sales volumes. It was also favorably impacted by improvements in material costs, and lower technology costs in second fiscal quarter 2007 versus second fiscal quarter 2006. As previously stated, selling, general and administrative costs are allocated to the business units. The explanations for changes in those costs can be found above.

Ceramics Business Unit

The following presents the summarized results of the Ceramics business unit (dollars in millions):

	Three months ended September 30,
	2006	2005
Net sales	$57.4	$46.8
Operating income/(loss)	$0.6	$(2.8)

Net Sales

Unit sales volumes for the three months ended September 30, 2006 remained flat as compared to the same period last year. The increase in revenue was primarily due to an average selling prices increase of 22.0% from the quarter ended September 30, 2006 as compared to the same quarter last year.

Operating Income/(Loss)

Operating income/(loss) was higher in the three months ended September 30, 2006 as compared to the same period in 2005 due to higher average selling prices, lower material costs, lower restructuring charges, and lower depreciation expense. As previously stated, selling, general and administrative costs are allocated to the business units. The explanations for changes in those costs can be found above.

Business Units Comparison of Six-Month Period Ended September 30, 2006, with the Six-Month Period Ended September 30, 2005

Tantalum Business Unit

The following presents the summarized results of the Tantalum business unit (dollars in millions):

	Six months ended September 30,
	2006	2005
Net sales	$220.1	$137.7
Operating income/(loss)	$3.6	$(1.3)

Net Sales

Net sales for the six-month period ended September 30, 2006 includes $48.7 million of sales from the former EPCOS Tantalum Business Unit. Unit sales volumes excluding the former EPCOS business for the three months ended September 30, 2006 were up 24% as compared to the same period last year. The effect of this volume expansion was limited due to flat average selling prices when compared to same peiod last year.

Operating Income/(Loss)

Operating income/(loss) was driven by the favorable impact by the increase in sales volumes. It was also favorably impacted by improvements in material costs, and lower technology costs, and slightly offset by higher restructuring charges compared to same period fiscal year 2006. As previously stated, selling, general and administrative costs are allocated to the business units. The explanations for changes in those costs can be found above.

Ceramics Business Unit

The following presents the summarized results of the Ceramics business unit (dollars in millions):

	Six months ended September 30,
	2006	2005
Net sales	$116.0	$93.0
Operating income/(loss)	$(1.1)	$(8.3)

Net Sales

Unit sales volumes for the three months ended September 30, 2006 increased 11% as compared to the same period last year. Average selling prices increased 11% for the six-month period ended September 30, 2006 as compared to the same period last year.

Operating Income/(Loss)

Operating income/(loss) was higher in the six months ended September 30, 2006 as compared to the same period in 2005 due to higher sales volumes, higher ASPs, lower material costs, lower restructuring charges, and lower depreciation expense. As previously stated, selling, general and administrative costs are allocated to the business units. The explanations for changes in those costs can be found above.

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

Cash from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2006, provided $7.7 million and generated $6.4 million in the same period of the prior year. The current period increase in operating cash was primarily due to an increase in accounts payable of $27.6 million, non-cash depreciation of $20.4 million, non-cash charges relating to stock option expense of $4.3 million, a decrease in inventories of $2.0 million and a decrease in prepaid expenses $2.2 million. These positive amounts were offset by an increase in accounts receivable of $28.4 million and a decrease in accrued liabilities of $22.1 million. The increase in accounts receivable and accounts payable were primarily related to the acquisition of the former EPCOS Tantalum Business Unit.

Cash from Investing Activities

Cash flows from investing activities for the six months ended September 30, 2006, used $89.8 million compared to generating $1.9 million in the same period of the prior year. The Company used $87.2 million in cash to complete the purchase of the Tantalum Business Unit of EPCOS in April 2006. In addition, $9.6 million in proceeds due to the sale of short-term and long-term investments were offset by capital expenditures of $12.6 million.

Cash from Financing Activities

Cash flows from financing activities for the six months ended September 30, 2006, used $18.7 million and generated $0.9 million in the same period in the prior year. This decrease in cash is due to the annual payment of $20.0 million on long-term debt being offset by $0.9 million for the exercise of stock options.

Commitments

As of September 30, 2006, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see Note 7 to the consolidated financial statements), and debt, including interest payments, as follows (dollars in thousands):

	Fiscal years ended March 31,
	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$1,334	$1,772	$947	$546	$311	$497	$5,407
Tantalum supply agreement	4,477	4,477	—	—	—	—	8,954
Debt	—	20,000	20,000	20,000	20,000	—	80,000
Acquired debt	—	40	903	1,041	1,041	520	3,545
Interest payments	2,664	4,662	3,330	1,998	666	—	13,320
	$8,475	$30,951	$25,180	$23,585	$22,018	$1,017	$111,225

Impact of Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of their benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. In addition, SFAS No. 158 requires an employer to measure benefit plan assets and obligations that determine the funded status of a plan as of the end of its fiscal year. The prospective requirements to recognize the funded status of a benefit plan and to provide the required disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact that SFAS No. 158 will have on its results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB No. 108 are effective for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to impact its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ended March 31, 2006, Form 10-K, Part II, Item 7 A, is still applicable and updated through September 30, 2006.

ITEM 4. Controls and Procedures

(a). The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, which is the end of the period covered by this report.

(b). During the second quarter of fiscal year 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The capacitor business is highly competitive worldwide, with low transportation costs and few import barriers. Competition is based on factors such as product quality and reliability, availability, customer service, timely delivery and price. The industry has become increasingly concentrated and globalized in recent years, and our primary U.S. and non-U.S. competitors, some of which are larger than we are, have significant financial resources. The greater financial resources or the lower amount of debt of such competitors may enable them to commit larger amounts of capital in response to changing market conditions. Some competitors may also have the ability to use profits from their other operations to subsidize losses sustained in their businesses with which we compete. Certain competitors may also develop product or service innovations that could put us at a disadvantage.

We manufacture many of our capacitors in Portugal, Mexico and China and future political or regulatory changes in any of these regions could adversely affect our profitability.

Although we have not experienced significant problems conducting operations in Portugal, Mexico or China, our international operations are subject to a number of special risks, in addition to the same risks as our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory regimes, differences in the availability and terms of financing, political instability and potential increases in taxes. These factors could impact our production capability or adversely affect our results of operations or financial condition.

We may not be able to successfully integrate the EPCOS tantalum business unit or any future acquisitions with our operations or identify attractive acquisition opportunities in the future.

Because the markets and industries in which we operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, we may not be able to integrate the EPCOS tantalum business unit without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing businesses and possible inconsistencies in standards, controls and procedures. In addition, we may not be able to achieve the expected cost synergies from our purchase of the EPCOS tantalum business unit and we may incur higher than anticipated integration or restructuring costs associated with it. Our business strategy includes growth through select acquisitions of other businesses. However, acquisition opportunities may not be available and may not be attractively priced because of competition or other factors. In addition, we may be unable to fund an acquisition opportunity. Even if we are able to make acquisitions, we may be unable to successfully integrate such acquisitions into our existing operations and operational difficulties or diminisihed financial performance may result or a disproportionate amount of management’s attention may be diverted. Even if we are successful in integrating any future acquisitions, we may not derive the benefits, such as operational, costs or administrative synergies, that we expected.

Losing the services of our executive officers or our other highly qualified and experienced employees or our inability to continue to attract and retain additional qualified personnel could harm our business.

Our success depends upon the continued contributions of our executive officers and certain other employees, many of whom have many years of experience with KEMET and would be extremely difficult to replace. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industry, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or our other highly qualified and experienced employees, or cannot attract and retain other qualified personnel, our business could suffer through less effective management due to loss of accumulated knowledge of our business or through less successful products due to a reduced ability to design, manufacture and market our products.

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

Date: November 9, 2006

KEMET Corporation

/s/ DAVID E. GABLE
David E. Gable
Senior Vice President and Chief Financial Officer