Form 10-Q
period 2006-12-31
KEMET CORP
filed 2007-02-09
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common Stock Outstanding at: December 31, 2006

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	83,733,980

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share data)
(Unaudited)

	December 31, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$208,499	$163,778
Short-term investments	—	4,889
Accounts receivable, net	109,879	68,457
Inventories:
Raw materials and supplies	55,029	45,681
Work in process	43,193	42,960
Finished goods	47,679	36,429
Total inventories	145,901	125,070
Prepaid expenses and other current assets	9,089	7,822
Deferred income taxes	5,930	4,647
Total current assets	479,298	374,663
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $639.0 million and $641.0 million as of December 31, 2006 and March 31, 2006, respectively	342,669	253,303
Property held for sale	2,647	4,502
Investments in U.S. government marketable securities	45,670	67,195
Investments in affiliates	1,458	972
Goodwill	40,863	30,471
Intangible assets, net	14,658	12,506
Other assets	6,807	4,706
Total noncurrent assets	454,772	373,655
Total assets	$934,070	$748,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable, trade	75,355	47,251
Accrued expenses	33,919	32,303
Income taxes payable	7,315	5,770
Total current liabilities	136,589	105,324
Noncurrent liabilitites:
Long-term debt	238,757	80,000
Postretirement benefits and other noncurrent obligations	47,850	44,139
Deferred income taxes	6,661	6,152
Total noncurrent liabilities	293,268	130,291
Total liabilities	429,857	235,615

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares issued 88,145,811 and 88,102,919 shares at December 31, 2006 and March 31, 2006, respectively	881	881
Additional paid-in capital	320,005	315,500
Retained earnings	227,989	221,221
Accumulated other comprehensive income/(loss)	366	(2,343)
Treasury stock, at cost (4,411,831 and 1,223,635 shares at December 31, 2006 and March 31, 2006, respectively)	(45,028)	(22,556)
Total stockholders’ equity	504,213	512,703
Total liabilities and stockholders’ equity	$934,070	$748,318

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005

Net sales	$165,519	$125,988	$501,637	$356,700

Operating costs and expenses:
Cost of goods sold	127,542	101,405	392,699	293,713
Selling, general and administrative	21,207	12,245	66,373	36,545
Research and development	8,745	6,245	23,967	18,607
Restructuring charges	1,824	4,534	9,914	15,861
Total operating costs and expenses	159,318	124,429	492,953	364,726

Operating income/(loss)	6,201	1,559	8,684	(8,026)

Other (income)/expense:
Interest expense	2,334	1,653	5,064	4,961
Interest income	(2,359)	(1,460)	(3,922)	(4,187)
Other (income)/expense	183	241	(820)	1,247
Total other (income)/expense	158	434	322	2,021

Income/(loss) before income taxes	6,043	1,125	8,362	(10,047)

Income tax expense/(benefit)	710	(396)	1,594	(12,693)

Net income	$5,333	$1,521	$6,768	$2,646

Net income per share:
Basic	$0.06	$0.02	$0.08	$0.03
Diluted	$0.06	$0.02	$0.08	$0.03

Weighted-average shares outstanding:
Basic	84,831,102	86,753,132	86,281,801	86,673,139
Diluted	84,919,235	86,797,905	86,436,140	86,730,197

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended December 31,
	2006	2005
Operating activities:
Net income	$6,768	$2,646

Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	30,980	28,303
(Gain)/loss on disposal	(74)	1,113
Stock-based compensation	5,539	—
Change in operating assets	(24,903)	(6,939)
Change in operating liabilities	3,568	(22,024)
Net cash (used in)/provided by operating activities	21,878	3,099

Investing activities:
Proceeds from maturity of short-term investments	—	35,000
Proceeds from sale of short-term investments	4,902	—
Proceeds from sale of long-term investments	21,530	—
Additions to property and equipment	(26,397)	(15,035)
Tantalum business unit acquisition	(105,741)	—
Cash acquired in purchase of the tantalum business unit	365	—
Other	1,066	1,402
Net cash (used in)/provided by investing activities	(104,275)	21,367

Financing activities:
Proceeds from long-term debt	175,000	—
Payment on long-term debt	(20,000)	—
Debt issuance costs paid	(4,375)	—
Proceeds from sale of common stock to Employee Savings Plan	397	527
Proceeds from exercise of stock options	1,043	751
Repurchase of common stock	(24,947)	—
Net cash (used in)/ provided by financing activities	127,118	1,278

Net increase in cash and cash equivalents	44,721	25,744

Cash and cash equivalents at beginning of period	163,778	26,898

Cash and cash equivalents at end of period	$208,499	$52,642

See accompanying notes to consolidated financial statements.

Note 1. Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2006, Form 10-K. Net sales and operating results for the three and nine months ended December 31, 2006, are not necessarily indicative of the results to be expected for the full year.

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

In December 2006, the FASB issued FSP EITF No. 00-19-2 “Accounting for Registration Payment Arrangements.” EITF No. 00-19-2 requires companies that agree to register securities to recognize a liability separately from the related security if a payment to investors for failing to fulfill the agreement is probable and its amount can be reasonably estimated. Arrangements that were entered into before the literature was issued become subject to its guidance for fiscal years beginning after December 15, 2006. KEMET Corporation (“the Registrant”) issued convertible debt in November 2006 in the amount of $175.0 million. In conjunction with this offering, the Registrant agreed to a registration rights provision by which the Registrant would file a shelf registration statement under the Securities Act not later than 120 days after the first date of original issuance of the notes. If the Registrant does not register the debt within 120 days, the Registrant will have to pay an additional 0.25% of interest per annum for the first 90 days after the 120 day period and 0.50% per annum thereafter. As of the date of this report, the Registrant still intends to file a shelf registration statement within the 120 day period.

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

The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for the year ended March 31, 2006, and for the three and nine months ended December 31, 2006 and 2005. The Company recognizes warranty costs when identified.

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

Note 2. Reconciliation of basic income per common share

In accordance with FASB Statement No. 128, “Earnings per Share”, the Company has included the following table presenting a reconciliation of basic EPS to diluted EPS fully displaying the effect of dilutive securities.

Computation of Basic and Diluted Income Per Share
(Dollars in thousands except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Numerator:
Net income	$5,333	$1,521	$6,768	$2,646

Denominator:
Weighted-average shares outstanding:
Basic	84,831,102	86,753,132	86,281,801	86,673,139
Assumed conversion of employee stock options	88,133	44,773	154,339	57,058
Diluted	84,919,235	86,797,905	86,436,140	86,730,197

Earnings per share:
Basic	$0.06	$0.02	$0.08	$0.03
Diluted	$0.06	$0.02	$0.08	$0.03

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies and commodities impacting the costs of its products.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for ineffectiveness on a routine basis. There were no peso contracts outstanding at March 31, 2006. At December 31, 2006, the Company had outstanding forward exchange contracts that mature within approximately twelve months to purchase Mexican pesos with notional amounts of $71.3 million. The fair value of these contracts totaled $2.4 million at December 31, 2006 and are recorded as derivative assets on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. During the next twelve months, it is estimated that approximately $2.4 million of the unrealized gain on these contracts will be recorded to cost of goods sold. The impact of the changes in fair values of these contracts resulted in Accumulated other comprehensive income/(loss) (“AOCI/(L)”), net of taxes, of $1.0 million and $2.4 million for the three- and nine-month periods ended December 31, 2006, respectively. The impact of the changes in fair values of these contracts resulted in AOCI/(L), net of taxes, of $(1.4) million and $(1.0) million for the three- and nine-month periods ended December 31, 2005, respectively.

Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI/ (L) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI/(L) to the Consolidated Statements of Operations as Cost of goods sold for forward contracts to purchase Mexican pesos. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately in the Consolidated Statements of Operations.

The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Note 4. Restructuring charges

In July 2003, KEMET announced the manufacturing relocation plan which consisted of reorganizing its operations around the world, resulting in the location of virtually all of its production in low-cost regions to be completed by the end of June 2007. This relocation allows KEMET access to key customers, key technical resources and knowledge, and low-cost resources. As of December 31, 2006, cumulative restructuring costs incurred totaled approximately $49.3 million. Costs related to this movement of manufacturing operations are shown as manufacturing relocation costs in the table below.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the three and nine months ended December 31, 2006 and 2005 is shown below (dollars in thousands):

	Three months ended December 31, 2006			Three months ended December 31, 2005
	Personnel Reductions	Manufacturing Relocations	Asset Impairment	Personnel Reductions	Loss on Sale of Property	Manufacturing Relocations	Termination of a Contract
Beginning of period	$967	$—	$—	$3,791	$—	$—	$823
Costs charged to expense	1,204	620	—	1,797	1,357	1,380	—
Costs paid or settled	(1,360)	(620)	—	(1,865)	(1,357)	(1,380)	(823)
End of period	$811	$—	$—	$3,723	$—	$—	$—

	Nine months ended December 31, 2006			Nine months ended December 31, 2005
	Personnel Reductions	Manufacturing Relocations	Asset Impairment	Personnel Reductions	Loss on Sale of Property	Manufacturing Relocations	Termination of a Contract
Beginning of period	$2,094	$—	$—	$6,794	$—	$—	$—
Costs charged to expense	2,719	7,105	90	6,834	1,357	6,831	839
Costs paid or settled	(4,002)	(7,105)	(90)	(9,905)	(1,357)	(6,831)	(839)
End of period	$811	$—	$—	$3,723	$—	$—	$—

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in Restructuring charges in the Consolidated Statements of Operations.

Personnel reductions — During the three months ended December 31, 2006, the Company recognized a charge of $1.2 million for a reduction in force in Mexico. During the second fiscal quarter of 2007, the Company recognized a charge of $1.5 million for a reduction in force in Europe. In October 2005, the Company recognized a charge of $1.8 million relating to the shutdown of a manufacturing facility in the United States as well as some corporate positions including the former president of the Company. During June 2005, the Company announced a reduction in force effecting 138 people in the U.S., Mexico and Europe. Accordingly, the Company recognized a charge of $5.2 million. In addition, the Company reversed $0.2 million related to unused restructuring accruals during the quarter ended June 30, 2005.

Manufacturing relocations — During the three months ended December 31, 2006 and 2005, the Company incurred expenses of $0.6 and $1.3, respectively. During the nine months ended December 31, 2006 and 2005, the Company incurred expenses of $7.1 million and $6.9 million, respectively. These costs are related to the manufacturing relocation plan. All costs are expensed as incurred.

Loss on Sale of Property — During the nine months ended December 31, 2005, the Company completed the sale of its Greenwood, South Carolina facility for which the Company recognized a $1.4 million loss on the sale.

Termination of a contract — The Company recognized a charge of $0.8 million for the early termination of a contract during the first fiscal quarter 2006 related to a plant closure.

The Company anticipates two remaining manufacturing moves which are scheduled to be completed by the end of June 2007. The Company estimates that the cost of these remaining moves will be less than $3.0 million.

Note 5. Other Postretirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005

Service cost	$139	$109	$417	$413
Interest cost	407	328	1,221	1,248
Amortization of actuarial gain	(396)	(388)	(1,188)	(1,196)
Total net periodic benefits costs	$150	$49	$450	$465

The Company expects to make no contributions to fund plan assets in fiscal year 2007 as the Company’s policy is to pay benefits as costs are incurred. However, the Company estimates its benefits payments in fiscal year 2007 will be approximately $1.7 million. Management is responsible for determining the cost of benefits for this plan. Management considered a number of factors and consulted with an actuarial firm when determining this cost.

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

On a periodic basis, the Company reviews the market values of its equity investment classified as available-for-sale securities and the carrying value of its equity investment carried at cost for the purpose of identifying “other-than-temporary” declines in market value and carrying value, respectively, as defined in EITF 03-1, and in the FASB issued FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The Company’s management concluded this review and determined that an “other-than-temporary” decline in market value had occurred for the quarter ended June 30, 2005. The Company considered the impairment “other-than-temporary” based on the duration of this market value decline and the lack of evidence that the market value would increase. The Company recognized a $0.8 million loss equal to the difference between the investment’s cost and its fair market value at June 30, 2005. This amount was included in Other (income)/expense on the Consolidated Statements of Operations. Based on the Company’s review for the quarter ended December 31, 2006, the Company determined that a further “other-than-temporary” decline did not exist. The Company will continue to monitor the available-for-sale equity investment for potential future impairments.

Prior to fiscal year 2006, the Company’s debt securities, which consisted of United States government marketable securities, were classified as held-to-maturity securities, had maturities in excess of three months, and were carried at amortized cost. Due to the need for cash in connection with the April 2006 purchase of the tantalum business unit of EPCOS AG (“EPCOS”), the Company liquidated certain long-term debt investments prior to the maturity date. These transactions required the Company to alter its treatment of accounting for the remaining short-term and long-term debt investments from “held-to-maturity” to “available-for-sale”. The difference in the classification is that available-for-sale investments must be recorded at their fair market value. At March 31, 2006, the Company, therefore adjusted the value of its short-term and long-term debt investments by $3.0 million to fair value with the offset to Accumulated other comprehensive income/ (loss). The unrealized gain, which was recorded to Accumulated other comprehensive income/(loss), for the three and nine months ended December 31, 2006, was $0.9 million and $1.6 million, respectively.

At December 31, 2006 and March 31, 2006, the Company determined that the remaining investment balance in its equity investment in Lamina Ceramics, Inc., approximated fair value.

A summary of the components and carrying values of investments on the Consolidated Balance Sheets is as follows (dollars in thousands):

	December 31, 2006		March 31, 2006
	Fair Value	Unrealized Gain	Fair Value	Unrealized Loss
U.S. government marketable securities:
Short-term	$—	$—	$4,889	$(78)
Long-term	45,670	935	67,195	(2,883)
Equity investments:
Available-for-sale	1,339	—	853	—
Cost	119	—	119	—
	$47,128	$935	$73,056	$(2,961)

Non-equity investments at December 31, 2006 of $45.7 million mature within 17 to 38 months. Non-equity investments at March 31, 2006 of $4.9 million and $67.2 million mature within three months to one year and one to four years, respectively. Short-term investments consisted of U.S. government marketable securities. The recorded value on non-equity investments approximates fair value at December 31, 2006 and March 31, 2006.

Note 7. Supply Contracts

The Company’s previous tantalum supply agreement with Cabot Corporation expired in January 2006. The Company now has a new tantalum supply agreement with Cabot Corporation following the acquisition of the tantalum business unit of EPCOS on April 13, 2006. This contract extends through September 2007. The Company recorded an unfavorable contract provision due to the acquisition of the tantalum business unit of EPCOS on the opening balance sheet. A reconciliation of the beginning and ending balance included in Postretirement benefits and other noncurrent liabilities on the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Nine months ended December 31, 2006	Twelve months ended March 31, 2006
Beginning of period	$—	$5,483
Costs charged to expense
Liability acquired	6,920	—
Costs paid or settled	(3,546)	(5,483)
End of period	$3,374	$—

As of December 31, 2006, the remaining purchase commitment under this contract was $2.2 million and $4.5 million for fiscal years 2007 and 2008, respectively.

Note 8. Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three and nine months ended December 31, 2006 and 2005 include the following components (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income	$5,333	$1,521	$6,768	$2,646
Other comprehensive income/(loss), net of tax:
Currency forward contract gain/(loss)	952	(1,438)	2,411	(955)
Currency translation (loss)/gain	(1,769)	(555)	(1,693)	26
Unrealized securities gain/(loss)	350	(197)	405	497
Unrealized investment income	935	—	1,586	—
Total net income/(loss) and other comprehensive income/(loss)	$5,801	$(669)	$9,477	$2,214

The components of Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets are as follows (dollars in thousands):

	December 31, 2006	March 31, 2006
Currency forward contract income, net	$2,411	$—
Currency translation loss	(1,702)	(8)
Unrealized securities income, net	1,033	627
Unrealized investment loss	(1,376)	(2,962)
Total accumulated other comprehensive income/(loss)	$366	$(2,343)

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

On April 13, 2006, the Company acquired the tantalum business unit of EPCOS, for a purchase price of approximately $105.7 million. The acquisition included the EPCOS tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe.

The following chart highlights the Company’s goodwill and intangible assets (dollars in thousands):

	December 31, 2006		March 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized intangibles:
Goodwill	$40,863	$—	$30,471	$—
Trademarks	7,181	—	7,181	—
Unamortized intangibles	48,044	—	37,652	—
Amortized intangibles:
Patents and technology — 5-25 Years	17,545	10,127	14,655	9,452
Other — 8-10 Years	914	855	914	792
Amortized intangibles	18,459	10,982	15,569	10,244
Total goodwill and intangibles	$66,503	$10,982	$53,221	$10,244

The expected amortization expense for the fiscal years ending March 31, 2007, 2008, 2009, 2010 and 2011 is $974, $943, $588, $475, and $450, respectively.

Note 10. Income Taxes

During the three and nine months ended December 31, 2006, the income tax expense is principally a result of profitable foreign subsidiaries.

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

Note 11. Segment and Geographic Information

KEMET is organized into two distinct business units: the Tantalum Business Unit (“Tantalum”) and the Ceramics Business Unit (“Ceramics”). Each business unit is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business units and are allocated to each business unit based on the business units’ respective manufacturing costs. In addition, all corporate costs are also allocated to the business units based on the business units’ respective manufacturing costs. On April 13, 2006, KEMET acquired the tantalum business unit of EPCOS. Accordingly, the results from the acquisition date through the end of the quarter have been included in the Tantalum Business Unit results.

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

The following tables summarize information about each segment’s net sales, operating income/ (loss), depreciation and amortization and total assets (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Net sales:
Tantalum	$104,246	$74,969	$324,364	$212,724
Ceramics	61,273	51,019	177,273	143,976
Total	$165,519	$125,988	$501,637	$356,700

Operating income/(loss):
Tantalum	$3,934	$1,150	$7,325	$(92)
Ceramics	2,267	409	1,359	(7,934)
Total	$6,201	$1,559	$8,684	$(8,026)

Depreciation/amortization expenses:
Tantalum	$6,844	$4,319	$19,308	$15,376
Ceramics	3,331	3,211	10,500	11,961
Total	$10,175	$7,530	$29,808	$27,337

	December 31, 2006	March 31, 2006
Total assets:
Tantalum	$602,494	$418,550
Ceramics	331,576	329,768
Total	$934,070	$748,318

(1) - Restructuring charges included in Operating income/(loss) were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Total restructuring charges:
Tantalum	$646	$3,323	$5,809	$9,148
Ceramics	1,178	1,211	4,105	6,713
Total	$1,824	$4,534	$9,914	$15,861

The Company manages its capital expenditures for long-lived assets on a consolidated basis; therefore, this information has been excluded on a reporting segment basis.

The following highlights the Company’s net sales by geographic location:

	Three months ended December 31, (1)		Nine months ended December 31, (1)
	2006	2005	2006	2005
United States	$47,695	$45,517	$146,706	$135,847
Hong Kong	33,146	18,989	90,470	50,709
China	16,770	10,082	48,078	28,785
Germany	14,020	10,024	44,139	26,096
Asia Pacific (2)	13,585	11,841	46,296	29,730
Singapore	9,758	11,815	33,270	31,067
Mexico	4,363	4,243	13,470	12,921
Other countries (2)	26,182	13,477	79,208	41,545
	$165,519	$125,988	$501,637	$356,700

(1) - Revenues are attributed to countries or regions based on the location of the customer. The Company sold $22,359 and $17,815 to two customers, each of which accounted for more than 10% of net sales in the third fiscal quarter ended December 31, 2006. The Company sold $26,028 to one customer which accounted for more than 10% of net sales in the third fiscal quarter ended December 31, 2005.

(2) - No country included in this caption exceeded 5% of consolidated net sales for the third fiscal quarters ending December 31, 2006, and 2005.

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

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 58%, 52% and 51% of the Company’s net sales in fiscal years 2006, 2005, and 2004, respectively. For the three months ended December 31, 2006, sales to electronics distributors accounted for approximately 55% of the Company’s net sales. For the three months ended December 31, 2005, sales to electronics distributors accounted for approximately 58% of the Company’s net sales. As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At December 31, 2006 and March 31, 2006, no customer accounted for more than 10% of the Company’s accounts receivable balance.

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

Employees

As of December 31, 2006, KEMET had approximately 9,200 employees, of whom approximately 1,000 were located in the United States, 6,200 were located in Mexico, 1,100 in China, 800 in Portugal and the remainder were located in the Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,200 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 500 employees in Portugal represented by labor unions. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico, China and Portugal are denominated in local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company’s labor costs in these areas.

Note 13. Property Held for Sale

As a result of moving manufacturing operations from the United States to lower cost facilities in Mexico and China, a certain manufacturing facility located in the United States is no longer in use and is held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of this facility at December 31, 2006, was $2.6 million and is separately presented in the Property held for sale line item on the Consolidated Balance Sheets. At December 31, 2006, the fair value is believed to approximate carrying value based on independent appraisals. The Company does not anticipate any remediation costs in selling the property. On a quarterly basis, management reviews this value for indications of impairment.

On November 20, 2006, the Company sold its manufacturing facility in Shelby, North Carolina, for a gross sales price of approximately $1.9 million. The net proceeds realized by the Company were approximately $1.8 million after payment of closing costs of approximately $0.1 million. The net proceeds less closing costs approximated the carrying value at the time of sale.

Note 14. Stock-based Compensation

Prior to April 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for stock options. Under APB No. 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair value of the underlying stock on the date of grant. The Company elected the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided pro forma disclosure of earnings as if stock compensation were recognized on a fair-value basis. Since the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company’s Consolidated Statements of Operations prior to fiscal year 2007. If compensation cost would have been determined based on the fair values at the date of grant under SFAS No. 123, “Share-Based Payment,” pro forma net income/(loss) and earnings/(loss) per share would have been as follows (dollars in thousands, except per share amounts):

	Three months ended December 31, 2005	Nine months ended December 31, 2005
Net income as reported	$1,521	$2,646
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(1,238)	(4,560)
Pro forma net income/(loss)	$283	$(1,914)

Earnings/(loss) per share:
Basic - as reported	$0.02	$0.03
Basic - pro forma	$0.00	$(0.02)

Diluted - as reported	$0.02	$0.03

On April 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and restricted stock.

In adopting SFAS No. 123(R), the Company elected the modified prospective application transition method as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the first nine months of fiscal 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended December 31, 2006 were $1.2 million and $5.5 million, respectively.

Employee Stock Options

At December 31, 2006, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s shareholders. These plans authorized the grant of up to 8.1 million shares of the Company’s common stock. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in fiscal year 2007. Options issued under these plans vest in one to two years and expire ten years from the grant date.

Employee stock option activity for the nine months ended December 31, 2006 is as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at April 1, 2006	4,509	$11.17
Granted	440	7.60
Exercised	(67)	7.38
Forfeited	(110)	6.91
Expired	(95)	14.13
Outstanding at December 31, 2006	4,677	$10.93	6.5	$0.5

Exercisable at December 31, 2006	3,208	$12.62	5.3	$0.3

The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Nine months ended December 31,
	2006	2005
Assumptions:
Dividend yield	0.00%	0.00%
Expected volatility	43.49%	43.80%
Risk-free interest rate	4.00%	4.25%
Expected option lives in years	6.0	5.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was six years and five years for the nine months ended December 31, 2006 and 2005, respectively. The six-year expected term is based on the safe harbor calculation which considers the weighted-average vesting, contractual term and two-year cliff vesting. The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2006 and 2005 was $3.85 and $3.21 per share, respectively. The compensation expense associated with these three stock option plans was approximately $0.6 million and $1.5 million for the three and nine months ended December 31, 2006, respectively, and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded in the three and nine months ended December 31, 2005.

The total intrinsic value of options exercised during the three months ended December 31, 2005 was $0.1 million. The total intrinsic value of options exercised during the nine months ended December 31, 2006 and 2005 was $0.2 million and $0.3 million, respectively. Total unrecognized compensation cost related to non-vested options was $2.4 million as of December 31, 2006. This cost is expected to be recognized over a weighted-average period of 2 years. During the nine months ended December 31, 2006, approximately 29,500 shares vested with a total fair value of approximately $0.1 million.

Restricted Stock

At December 31, 2006, the Company had issued restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer vests immediately. The weighted-average contractual term on restricted stock is indefinite. Restricted stock activity for the nine months ended December 31, 2006 is as follows:

	Shares (in thousands)	Weighted-average Issuance Price	Aggregate Intrinsic Value (in millions)

Outstanding at April 1, 2006	10	$7.26
Granted	67	10.19
Exercised or repurchased	(12)	10.75
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2006	65	$9.65	$0.6

The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $0.03 million and to the Chief Executive Officer was zero for the three months ended December 31, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $0.1 million and to the Chief Executive Officer was approximately $0.6 million for the nine months ended December 31, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded in the three and nine months ended December 31, 2005.

Total unrecognized compensation cost related to non-vested restricted stock was $0.08 million as of December 31, 2006. This cost is expected to be recognized over a weighted-average period of seven months.

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

Executive Performance Stock Awards

At December 31, 2006, the Company had issued 500,000 performance awards which will entitle the holder to receive shares of common stock if and when the stock price maintains certain thresholds as compared to a peer group index in May 2008. These awards are open ended until they vest and will have a ten-year life after vesting or will expire on the third year following retirement, whichever comes first. At December 31, 2006, none of these awards have vested due to the stock price not having reached the first exercise threshold. The weighted-average contractual term on performance stock awards is indefinite.

Performance stock award activity for the nine months ended December 31, 2006 is as follows:

	Shares (in thousands)	Weighted-average Issuance Price

Outstanding at April 1, 2006	500	$8.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2006	500	$8.05

Exercisable at December 31, 2006	—	$—

The Company measures the fair value of each performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

	Nine months ended December 31,
	2006	2005
Assumptions:
Dividend yield	0.0%	0.00%
Expected volatility	49.16%	49.16%
Risk-free interest rate	4.50%	4.50%
Expected award lives in years	6.0	6.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years and ten years for the nine months ended December 31, 2006 and 2005, respectively. The weighted-average grant-date fair value of awards granted during the nine months ended December 31, 2006 and 2005 was $0.68 per share. The compensation expense associated with the performance stock was approximately zero and $2.8 million for the three and nine months ended December 31, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded in the three and nine months ended December 31, 2005.

Performance Stock Awards

At December 31, 2006, the Company had issued 345,086 performance awards which will entitle the holders to receive 172,543 shares of common stock in May 2008 if certain performance measures are met as compared to a peer group index and to receive 172,543 shares if the Company met a prescribed two year earnings per share target. These awards vest on the measurement date of May 15, 2008, and can be achieved exclusively. The weighted-average contractual term on performance awards is indefinite. Performance award activity for the nine months ended December 31, 2006 is as follows:

	Shares (in thousands)	Weighted-average Issuance Price

Outstanding at April 1, 2006	—	$—
Granted	345	8.36
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2006	345	$8.36

Exercisable at December 31, 2006	—	$—

The Company measures the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Nine months ended December 31, 2006
Assumptions:
Dividend yield	0.0%
Expected volatility	37.99%
Risk-free interest rate	4.81%
Expected award lives in years	3.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years for the nine months ended December 31, 2006. The weighted-average grant-date fair value of performance awards granted during the nine months ended December 31, 2006 was $1.62 per share. The compensation expense associated with the performance awards was approximately $0.6 million for the three and nine months ended December 31, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded in the three and nine months ended December 31, 2005.

The Company assessed the likelihood of meeting the earnings per share performance stock award and deemed that for the quarter ended December 31, 2006, the target will be achieved. The compensation costs of these awards will be expensed over the next five quarters ending March 31, 2008. The Company will continue to monitor the likelihood of whether the earnings per share target will be met and will adjust the compensation expense to match expectations.

All options plans provide that options to purchase shares be supported by the Company’s authorized but unissued common stock or treasury stock. All restricted stock and performance awards are also supported by the Company’s authorized but unissued common stock or treasury stock. The prices of the options granted pursuant to these plans are not less than 100% of the value of the shares on the date of the grant.

In the Operating activities of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the nine months ended December 31, 2006. No tax benefit was realized from stock options exercised during the three and nine months ended December 31, 2006.

Note 15. Acquisitions

As previously reported, pursuant to the terms of an Asset and Share Purchase Agreement and an Asset Purchase Agreement between KEMET Corporation and certain of its subsidiaries (the “Company” or “KEMET”) and EPCOS AG, a German corporation (“EPCOS”), the Company completed the purchase of the tantalum business unit of EPCOS on April 13, 2006 for a purchase price of EUR 80.9 million (approximately $97.9 million). The acquisition included all of the issued share capital of EPCOS-Pecas e Componentes Electronicos S.A. and certain other assets of the tantalum business unit of EPCOS, primarily in Germany. Of the EUR 80.9 million, KEMET paid in cash approximately EUR 68.3 million (approximately $82.7 million) and assumed certain liabilities and working capital adjustments of EUR 12.6 million. As previously announced, the acquisition did not include EPCOS’ tantalum capacitor manufacturing facility in Heidenheim, Germany. As a result, KEMET and EPCOS entered into a manufacturing and supply agreement under which EPCOS continued to produce product exclusively for KEMET at the Heidenheim facility to ensure a continued supply of product to customers during the transition period. In connection with the acquisition, the Company paid approximately $4.4 million in legal and professional fees which have been included as part of the purchase price. On September 29, 2006, the Company agreed upon the final purchase amount related to the April 13, 2006 closing date and accordingly received a favorable credit of EUR 3.0 million (approximately $3.8 million). This amount reduced the Company’s goodwill recorded in the transaction.

The transition period concluded on September 30, 2006, and consequently, KEMET purchased certain of the Heidenheim manufacturing assets and the research and development assets for a cost of EUR 8.5 million (approximately $10.8 million). The Company also purchased inventories at the Heidenheim plant for EUR 1.4 million (approximately $1.8 million). In addition, the Company assumed a pension liability of EUR 1.3 million (approximately $1.6 million) for the Heidenheim, Germany employees. Finally, the Company incurred additional legal and audit fees relating to the acquisition of $0.5 million. The net additional purchase price was EUR 9.0 million (approximately $11.4 million).

The Company is in the process of finalizing the purchase accounting, including the appraisal of the newly acquired assets, however, the Company does not believe that there will be a material difference in the amounts booked as of the date of this report.

Taking into account both the April 13, 2006 closing adjustment and the transition agreement on September 30, 2006, the Company purchased the tantalum business unit of EPCOS for a total purchase price of EUR 86.7 million (approximately $105.7 million). The final cash settlement was made in October 2006.

The purchase price was determined through arms-length negotiations between representatives of the Company and EPCOS.

The acquisition of the tantalum business unit of EPCOS, included in operating results from the acquisition date and as of the end of the transition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition. The fair values of the assets acquired and the liabilities assumed were $137.8 million and $42.5 million, respectively. The allocation of the purchase price is based upon preliminary estimates of the fair value. The actual allocation of the purchase price may differ from the preliminary allocation due to refinements of the fair value of the net assets acquired. The excess of the purchase price over the fair values of the net asset acquired of $10.4 million was recorded as goodwill. Approximately $2.9 million has been allocated to intangible assets other than goodwill.

Pro Forma Information:

The following presents the pro forma (unaudited) results for the three and nine months ended December 31, 2005 assuming the acquisition of the tantalum business unit of EPCOS had occurred on April 1, 2005 (dollars in thousands, except per share amounts):

	Three months ended December 31, 2005	Nine months ended December 31, 2005
Net sales	$153,332	$439,362
Net loss	$(4,691)	$(17,353)

Net loss per share:
Basic	$(0.05)	$(0.20)
Diluted	$(0.05)	$(0.20)

The Company did not present pro forma information for the three and nine months ended December 31, 2006 due to the consummation of the acquisition near the beginning of the Company’s reporting period, and because the Company did not have access to the actual operating results for the thirteen day period beginning April 1, 2006.

The above amounts for the quarter ended December 31, 2005 reflect adjustments for depreciation for the revalued properties, amortization of the intangibles acquired, a reduction in interest income for the cash used to purchase the business and related tax effects for the aforementioned adjustments. The pro forma amounts do not include anticipated synergies from the acquisition.

The pro forma information, as presented above, is not indicative of the results which would have been obtained had the transaction occurred on April 1, 2005, nor is it indicative of the Company’s future results.

In connection with the acquisition of the tantalum business unit of EPCOS, the Company became party to an agreement between EPCOS—Pecas e Componentes Electronicos, S.A. (whose name was changed post-acquisition to KEMET Electronics Portugal, S.A. (“KEP”)) and the Government of Portugal relating to certain investment contracts aimed to expand the manufacturing capacities of KEP. As a consequence, KEP has received non-interest bearing loans, two of which are outstanding as of December 31, 2006. Repayments are made in various installments, as noted below. Repayment of these loans is guaranteed by a bank. One of the loans matures on December 28, 2007 and the other loan matures on December 28, 2010. If KEP fulfills its obligations for the entire period under the investment contracts, the loans will be forgiven up to 60% of the outstanding amounts. The two obligations to be fulfilled by KEP include the hiring of a specified number of employees and the achievement of agreed-upon production levels.

Note 16. Convertible Debt

On November 1, 2006, KEMET Corporation (“the Company”) sold and issued $160.0 million in convertible senior notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes are unsecured obligations and rank equally with the Company’s existing and future unsubordinated and unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Notes, the Company entered into an indenture (the “Indenture”) dated as of November 1, 2006, with Wilmington Trust Company as trustee.

In connection with the above referenced transaction, the Company also granted the initial purchasers a 30-day option to purchase up to $15.0 million aggregate principal amount of additional Notes. The Initial Purchasers exercised this option on November 9, 2006, thereby resulting in the sale of an additional $15.0 million aggregate principal amount of the Notes on November 13, 2006, resulting in a total of $175.0 million aggregate principal amount of Notes outstanding.

The Notes bear interest at a rate of 2.25% per annum, payable in cash semi-annually in arrears on each May 15 and November 15 beginning May 15, 2007. The Notes are convertible into (i) cash in an amount equal to the lesser of the principal amount of the Notes and the conversion value of the Notes on the conversion date and (ii) cash or shares of the Company’s common stock (“Common Stock”) or a combination of cash and shares of the Common Stock, at the Company’s option, to the extent the conversion value at that time exceeds the principal amount of the Notes, at any time prior to the close of business on the business day immediately preceding the maturity date of the Notes, unless the Company has redeemed or purchased the Notes, subject to certain conditions. The conversion rate with respect to a Note is initially 103.0928 shares of Common Stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $9.70 per share, subject to adjustments. The holder may surrender the holder’s Notes for conversion if any of the following conditions is satisfied:

•                  During any fiscal quarter, the closing sale price of the Common Stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of the conversion price per share on such last trading day;

•                  The Company has called the Notes for redemption;

•                  The average of the trading prices of the Notes for any five consecutive trading day period is less than 98% of the average of the conversion values of the Notes during that period;

•                  The Company makes certain significant distributions to the holders of the Common Stock; or

•                  In connection with a transaction or event constituting a fundamental change.

The Company received net proceeds from the sale of the Notes of approximately $170.6 million, after deducting discounts and estimated offering expenses of approximately $4.4 million. Net proceeds from the sale were used to repurchase approximately 3.3 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Notes offering). Approximately $4.4 million in debt issuance costs related to the Notes have been recorded as Other assets in the accompanying Consolidated Balance Sheets. Debt issuance costs are being amortized over a period of five years.

The terms of the Notes are governed by the Indenture. The Notes mature on November 15, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime after November 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including additional interest, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on November 15, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase. The Notes are convertible into Common Stock at a rate equal to 30.95 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $9.70 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Common Stock with respect to the remainder.

If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

The carrying amount of the Notes approximates fair value.

Liquidity and Capital Resources

The Company’s principal source of net operating cash is derived from the sale of capacitors. During the quarter ended December 31, 2006, the Company supplemented net operating cash with net proceeds of approximately $146 million in convertible senior notes (“Notes”) after the payment of closing costs and the repurchase of common stock. The Notes, were sold to qualified institutional buyers on November 1, 2006, mature on November 15, 2026, and may be redeemed by The Company in whole or in part anytime after November 15, 2011. The Company received approximately $170.6 million in net proceeds from the sale of the Notes, after deducting expenses of approximately $4.4 million. The Company used approximately $24.9 million of the net proceeds to repurchase approximately 3.3 million shares of the Company’s common stock (concurrent with the initial closing of the Notes offering).

Management believes cash generated from operations together with available cash and investments provides the Company the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments.

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

Organization

KEMET is organized into two distinct business units: the Tantalum Business Unit (“Tantalum”) and the Ceramics Business Unit (“Ceramics”). Each business unit is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business units and are allocated to the business units. In addition, all corporate costs are also allocated to the business units.

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
Continue to become the “Capacitance Company”—the supplier of choice for all capacitance needs including tantalum, ceramic, and solid aluminum capacitors so our customers can reap the benefits of being able to satisfy their varied capacitor product needs through one supplier. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research other capacitance technologies and solutions in order to remain at the forefront of this area.
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

KEMET in Europe

On April 13, 2006, the Company purchased the tantalum business unit of EPCOS for a price of approximately $97.9 million. The acquisition included the tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. Of the total purchase price, KEMET paid cash of approximately $82.7 million and assumed certain liabilities and working capital adjustments of approximately $15.3 million. On September 30, 2006, the Company completed the acquisition of the tantalum business unit of EPCOS which included the purchase of the inventories and fixed assets of the tantalum business in Heidenheim, Germany for a net price of $11.4 million. The Company intends to maintain the research and development activities in Heidenheim, Germany to support its European customer base. The Company anticipates that this acquisition will further strengthen its global leadership position in the tantalum capacitor business and provide greater access to the European market and customers.

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

Employees

As of December 31, 2006, KEMET had approximately 9,200 employees, of whom approximately 1,000 were located in the United States, 6,200 were located in Mexico, 1,100 in China, 800 in Portugal and the remainder were located in the Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,200 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 500 employees in Portugal represented by labor unions. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico, China and Portugal are denominated in local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company’s labor costs in these areas.

CONSOLIDATED RESULTS OF OPERATIONS

Recent Trend in Average Selling Prices

Average selling prices for the December 2006 quarter, adjusted for changes in product mix, remained relatively flat as compared to average selling prices for the September 2006 quarter.

Comparison of the Three-Month Period Ended December 31, 2006, with the Three-Month Period Ended December 31, 2005

Net Sales

Net sales for the three months ended December 31, 2006, increased 31.4% to $165.5 million as compared to the same period last year, with 14% or $23.1 million contributed by the tantalum business unit of EPCOS. The increase in net sales was attributable to a higher valued product mix generating $12 million in revenue. Unit volumes excluding those from the tantalum business unit acquired from EPCOS in the three-month period ended December 31, 2006 decreased 12% as compared to the same period last year. Mix-adjusted average selling prices for the December 2006 quarter decreased 5.9% as compared to mix-adjusted average selling prices for the December 2005 quarter.

By region, 31% of net sales for the three months ended December 31, 2006, were to customers in North America and South America (“Americas”), 45% were to Asia and Pacific Rim (“APAC”), and 24% were to Europe, Middle East and Africa (“EMEA”). By region, 39% of net sales for the three months ended December 31, 2005 were to customers in the Americas, 42% were to APAC, and 19% were to EMEA.

By channel, 55% of net sales for the three months ended December 31, 2006, were to distribution customers, 22% were to Electronic Manufacturing Services customers, and 23% were to Original Equipment Manufacturing customers. By channel, 58% of net sales for the three months ended December 31, 2005, were to distribution customers, 22% were to Electronic Manufacturing Services customers, and 20% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended December 31, 2006, was $127.5 million, or 77.0% of net sales, as compared to $101.4 million, or 80.5% of net sales, for the same period last year. The decline in cost of sales as a percentage of net sales was due primarily to cost improvements from lean initiatives, allowing for better utilization of fixed costs. The Company has, however, experienced higher costs in two of its raw materials: palladium and silver.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2006, were $21.2 million, or 12.8% of net sales, as compared to $12.2 million, or 9.7% of net sales for the same period last year. The SG&A expenses for the three months ended December 31, 2006 include $4.0 million related to the integration of the tantalum business unit acquired from EPCOS and $1.2 million relating to the awards of share based compensation.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended December 31, 2006, were $8.7 million, or 5.3% of net sales, as compared to $6.2 million, or 5.0% of net sales for the same period last year. The Company continues to be committed in the development of new products and technologies such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

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

A summary of the special charges recognized in the quarters ended December 31, 2006 and 2005 is as follows (dollars in millions):

	Three months ended December 31,
	2006	2005
Manufacturing relocations, personnel reductions and loss on sale of property	$1.8	$4.5
Restructuring charges (1)	1.8	4.5

EPCOS tantalum business unit integration	4.0	—
Impact of SFAS No. 123(R) “Share-Based Payment”	1.2	—
Special charges	$7.0	$4.5

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

Personnel reductions — During the three months ended December 31, 2006, the Company recognized a charge of $1.2 million for a reduction in force in Mexico. In October 2005, the Company recognized a charge of $1.8 million relating to the shutdown of a manufacturing facility in the United States as well as some corporate positions including the former president of the Company.

Manufacturing relocations —During the three months ended December 31, 2006 and 2005, the Company incurred expenses of $0.6 million and $1.3 million, respectively. These costs are related to the manufacturing relocation plan. All costs are expensed as incurred.

Loss on Sale of Property — During the three months ended December 31, 2005, the Company completed the sale of its Greenwood, South Carolina facility for which the Company recognized a $1.4 million loss on the sale.

EPCOS integration —KEMET completed the acquisition of the tantalum business unit of EPCOS on April 13, 2006. During the third quarter of fiscal year 2007, the Company recorded charges of $4.0 million related to the acquisition which are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

Impact of SFAS No. 123(R) “Share-Based Payment” — In fiscal year 2007, the Company implemented SFAS No. 123(R) “Share-Based Payment.” During the three month period ended December 31, 2006, the Company recognized a charge of $1.2 million relating to the cost recognition for awards of share based compensation. In fiscal year 2006, there were no charges for stock option expense.

Operating Income/(Loss)

Operating income for the three months ended December 31, 2006, was $6.2 million, compared to operating income of $1.6 million for the quarter ended December 31, 2005. The improvement in the operating income was primarily due to a favorable product mix, partially offset by higher R&D expenses and higher SG&A expenses. The impacts of the cost reduction efforts of the Company have favorably affected Cost of goods sold.

Other (Income) /Expense

Interest income and interest expense were higher in the three months ended December 31, 2006 versus the comparable period in the prior year primarily due to the convertible debt offering, which occurred in the third quarter of fiscal year 2007. Other (income)/expense was more favorable in the three months ended December 31, 2006 versus the comparable period of the preceding year due to higher foreign currency translation gains partially offset by an increase in convertible debt amortization.

Income Taxes

The income tax expense totaled $0.7 million for the three months ended December 31, 2006, compared to an income tax benefit of $0.4 million for the three months ended December 31, 2005. The income tax expense is comprised of $0.7 foreign income tax expense and minor state income tax expense.

Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate, based on certain estimates and assumptions used to determine that sufficient future taxable income will be generated to utilize its deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to increase the value of the deferred tax liability, resulting in additional income tax expense.

Comparison of the Nine-Month Period Ended December 31, 2006, with the Nine-Month Period Ended December 31, 2005

Net Sales

Net sales for the nine months ended December 31, 2006, increased 40.6% to $501.6 million as compared to the same period last year, with 14.9% or $74.5 million being contributed by the tantalum business unit of EPCOS. The increase in net sales was attributable to higher volumes and a higher valued product mix. Unit volumes excluding those from the tantalum business unit acquired from EPCOS in the nine-month period ended December 31, 2006 increased 4.0% as compared to the same period last year.

Cost of Sales

Cost of sales for the nine months ended December 31, 2006, was $392.7 million, or 78.3% of net sales, as compared to $293.7 million, or 82.3% of net sales, for the same period last year. The continued decline in cost of sales as a percentage of net sales was due to improved productivity, cost reductions from lean initiatives, and greater volumes allowing for better utilization of fixed costs. The Company has, however, experienced higher costs in two of its raw materials: palladium and silver.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine months ended December 31, 2006, were $66.4 million, or 13.2% of net sales, as compared to $36.5 million, or 10.2% of net sales for the same period last year. The SG&A expenses for the nine months ended December 31, 2006 include $12.0 million or 2.4% of net sales related to the integration of the tantalum business unit acquired from EPCOS; as well as, $5.4 million related to stock compensation expense due to the adoption of SFAS No. 123(R), “Share-Based Payment”.

Research and Development Expenses

Research and development (“R&D”) expenses for the nine months ended December 31, 2006, were $24.0 million, or 4.8% of net sales, as compared to $18.6 million, or 5.2% of net sales for the same period last year. The Company continues to be committed in the development of new products and technologies, such as organic polymer tantalum and high capacitance ceramic capacitor technologies.

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

A summary of the special charges recognized in the nine months ended December 31, 2006 and 2005 is as follows (dollars in millions):

	Nine months ended December 31,
	2006	2005
Manufacturing relocations, personnel reductions and loss on sale of property	$9.9	$15.4
Termination of contract	—	0.8
Reversal of previously recorded restructuring accrual	—	(0.3)
Restructuring charges (1)	9.9	15.9

EPCOS tantalum business unit integration	12.0	—
Impact of SFAS No. 123(R) “Share-Based Payment”	5.5	—
Write-off related to the acquisition	0.2	—
Writedown of an investment in unconsolidated subsidiary (2)	—	0.6
Tax benefit not previously recognized (3)	—	(12.1)
Special charges	$27.6	$4.4

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

Manufacturing relocation costs are expensed as incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Personnel reductions — During the nine months ended December 31, 2006, the Company recognized a charge of $2.7 million, primarily for reductions in force in Europe and Mexico. In October 2005, the Company recognized a charge of $1.8 million relating to the shutdown of a manufacturing facility in the United States as well as a reduction of some corporate related positions including the former President of the Company. During June 2005, the Company announced a reduction in force effecting 138 people in the U.S., Mexico and Europe. Accordingly, the Company recognized a charge of $5.2 million. In addition, the Company reversed $0.3 million related to unused restructuring accruals during the quarter ended June 30, 2005.

Manufacturing relocations —During the nine months ended December 31, 2006 and 2005, the Company incurred expenses of $7.2 million and $6.9 million, respectively. These costs are related to the manufacturing relocation plan. All costs are expensed as incurred.

Loss on Sale of Property — During the nine months ended December 31, 2005, the Company completed the sale of its Greenwood, South Carolina facility for which the Company recognized a $1.4 million loss on the sale.

Termination of a contract —The Company recognized a charge of $0.8 million for the early termination of a contract during the first fiscal quarter 2006 related to a plant closure.

EPCOS integration —KEMET completed the acquisition of the tantalum business unit of EPCOS on April 13, 2006. During the first three quarters of fiscal year 2007, the Company recorded charges of $12.0 million related to the acquisition which are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

Impact of SFAS No. 123(R) “Share-Based Payment” — During the nine-months ended December 31, 2006, the Company recorded charges of $5.5 million in conjunction with SFAS No. 123(R). As discussed in Note 14, the Company did not implement SFAS No. 123(R) until April 1, 2006, and consequently, no charges were recorded in the nine-months ended December 31, 2005.

Write-down of investment in unconsolidated subsidiary —During the first fiscal quarter 2006, the Company determined that the value of its investment in an unconsolidated subsidiary (ABM Resources NL) had decreased, and the decrease was deemed other-than-temporary. Therefore, the Company recorded a charge of $0.6 million, net of tax.

Tax benefit not previously recognized — During the first fiscal quarter 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003. This finalization resulted in the receipt of $9.8 million during the June 2005 quarter, and the resultant release of a $12.1 million tax benefit not previously recognized.

Operating Income/(Loss)

Operating income for the nine months ended December 31, 2006, was $8.7 million, compared to an operating loss of $8.0 million for the nine months ended December 31, 2005. The improvement in the operating income was primarily due to higher sales volumes and lower restructuring charges, partially offset by higher research and development costs, and higher selling, general and administrative expenses. The impacts of the cost reduction efforts of the Company have favorably affected cost of goods sold.

Other( Income) /Expense

Interest income was slightly lower in the nine months ended December 31, 2006, versus the comparable period in the prior year primarily due to the Company’s lower investment balance following the acquisition of the EPCOS tantalum business unit in the first fiscal quarter 2007. However, the net proceeds from the Company’s convertible debt offering issued in the third fiscal quarter 2007 improved the cash position and interest income for the quarter. Other (income)/expense was more favorable in the nine months ended December 31, 2006 versus the comparable period of the preceding year due to a greater foreign currency translation gain in the third fiscal quarter of 2007 and an other-than-temporary decline in the fair value of the available-for-sale investments in the second fiscal quarter 2006.

Income Taxes

The income tax expense totaled $1.6 million for the nine months ended December 31, 2006, compared to an income tax benefit of $12.7 million for the nine months ended December 31, 2005. The income tax expense is comprised of $1.5 million foreign income tax expense and $0.1 million state income tax expense.

Management evaluates its tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate, based on certain estimates and assumptions used to determine that sufficient future taxable income will be generated to utilize its deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to increase the value of the deferred tax liability, resulting in additional income tax expense.

Business Units Comparison of the Three-Month Period Ended December 31, 2006, with the Three-Month Period Ended December 31, 2005

Tantalum Business Unit

The following presents the summarized results of the Tantalum Business Unit (dollars in millions):

	Three months ended December 31,
	2006	2005
Net sales	$104.2	$75.0
Operating income	$3.9	$1.2

Net Sales

Net sales for the three months ended December 31, 2006 include $23.1 million of sales by the former EPCOS tantalum business unit. The increase in net sales in the current period is attributable to a more favorably valued product mix. Volumes excluding the EPCOS business were 1.0% lower than last year and average selling prices were 1.2% lower on a product-mix basis. Volumes for tantalum products continue to be very strong in Asia.

Operating Income

Operating income was favorably impacted by the aforementioned favorable product mix. It was also positively impacted by improvements in material costs, and lower technology costs in third fiscal quarter 2007 versus third fiscal quarter 2006. As previously stated, selling, general and administrative costs are allocated to the business units. The explanations for changes in those costs can be found above.

Ceramics Business Unit

The following presents the summarized results of the Ceramics Business Unit (dollars in millions):

	Three months ended December 31,
	2006	2005
Net sales	$61.3	$51.0
Operating income	$2.3	$0.4

Net Sales

Unit sales volumes for the three months ended December 31, 2006 decreased 13% as compared to the same period last year. The increase in net sales was primarily due to an average selling prices increase of 33.0% from the quarter ended December 31, 2006 as compared to the same quarter last year.

Operating Income

Operating income was higher in the three months ended December 31, 2006 as compared to the same period in 2005 due to higher average selling prices, lower material costs, and lower restructuring charges. As previously stated, Selling, general and administrative costs are allocated to the business units. The explanations for changes in those expenses can be found above.

Business Units Comparison of the Nine-Month Period Ended December 31, 2006, with the Nine-Month Period Ended December 31, 2005

Tantalum Business Unit

The following presents the summarized results of the Tantalum Business Unit (dollars in millions):

	Nine months ended December 31,
	2006	2005
Net sales	$324.4	$212.7
Operating income/(loss)	$7.3	$(0.1)

Net Sales

Net sales increased for the nine-month period ended December 31, 2006 includes $74.5 million of sales from the former EPCOS tantalum business unit. Unit sales volumes excluding the former EPCOS business for the nine months ended December 31, 2006 were up 15%, and average selling price increased 3% as compared to the same period last year.

Operating Income/(Loss)

Operating income/(loss) was driven by the favorable impact by the increase in sales volumes. It was also favorably impacted by improvements in material costs, lower restructuring changes, and lower technology costs, and slightly offset by higher depreciation and amortization expense compared to same period fiscal year 2006. As previously stated, selling, general and administrative costs are allocated to the business units. The explanations for changes in those costs can be found above.

Ceramics Business Unit

The following presents the summarized results of the Ceramics Business Unit (dollars in millions):

	Nine months ended December 31,
	2006	2005
Net sales	$177.2	$144.0
Operating income/(loss)	$1.4	$(7.9)

Net Sales

Unit sales volumes for the nine months ended December 31, 2006 increased 3% as compared to the same period last year. Average selling prices increased 18% for the nine-month period ended December 31, 2006 as compared to the same period last year.

Operating Income/(Loss)

Operating income/(loss) improved for the nine months ended December 31, 2006 as compared to the same period in 2005 due to higher sales volumes, higher ASPs, lower material costs, lower restructuring charges, and lower depreciation expense.

As previously stated, Selling, general and administrative costs are allocated to the business units. The explanations for changes in those costs can be found above.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company intends to satisfy both its short-term and long-term liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations. The overall increase in liquidity is primarily due to cash received from the convertible debt offering. Additional information regarding this offering may be obtained from Note 16 of this document.

Cash from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2006, provided $21.9 million as compared to $3.1 million in the same period of the prior year. The current period increase in operating cash was primarily due to an increase in net income of $4.1 million, non-cash depreciation and amortization of $2.7 million, non-cash charges relating to stock-based compensation expense of $5.5 million and an increase in accounts payable of $25.1 million. These positive amounts were offset by an increase in accounts receivable of $23.9, an increase in inventories of $6.7 million and a decrease in accrued liabilities of $17.9 million. The increase in accounts receivable and accounts payable were primarily related to the acquisition of the former EPCOS tantalum business unit.

Cash from Investing Activities

Cash flows from investing activities for the nine months ended December 31, 2006, used $104.3 million compared to generating $21.4 million in the same period of the prior year. The Company used $105.7 million in cash to complete the purchase of the tantalum business unit of EPCOS. In addition, $26.4 million in proceeds due to the sale of short-term and long-term investments were offset by capital expenditures of $26.4 million.

Cash from Financing Activities

Cash flows from financing activities for the nine months ended December 31, 2006, provided $127.1 million as compared to $1.3 million in the same period in the prior year. This increase in cash is due to the proceeds from the issuance of $175.0 million in convertible debt partially offset by the annual payment of $20.0 million on long-term debt and the purchase of $24.9 million of the Company’s common stock. The Company was in compliance with the covenants under its $80 million long term debt as of the most recent reporting period.

The Company’s principal source of net operating cash is derived from the sale of capacitors. During the quarter ended December 31, 2006, the Company supplemented net operating cash with net proceeds of approximately $146 million in convertible senior notes (“Notes”) after the payment of closing costs and the repurchase of common stock. The Notes, were sold to qualified institutional buyers on November 1, 2006, mature on November 15, 2026, and may be redeemed by The Company in whole or in part anytime after November 15, 2011. The Company received approximately $170.6 million in net proceeds from the sale of the Notes, after deducting expenses of approximately $4.4 million. The Company used approximately $24.9 million of the net proceeds to repurchase approximately 3.3 million shares of the Company’s common stock (concurrent with the initial closing of the Notes offering).

Management believes cash generated from operations together with available cash and investments provides the Company the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments.

Commitments

As of December 31, 2006, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see Note 7 to the consolidated financial statements), and debt, including interest payments, as follows (dollars in thousands):

	Fiscal years ended March 31,
	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$704	$2,092	$1,142	$635	$336	$498	$5,407
Tantalum supply agreement	2,239	4,477	—	—	—	—	6,716
Debt	—	20,000	20,000	20,000	20,000	—	80,000
Acquired debt	—	50	1,131	1,303	1,303	650	4,437
Convertible debt	—	—	—	—	—	175,000	175,000
Interest payments	—	8,599	7,268	5,935	4,604	66,938	93,344
	$2,943	$35,218	$29,541	$27,873	$26,243	$243,086	$364,904

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB No. 108 are effective for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of the adoption that SAB No. 108 will have on its consolidated financial statements.

In December 2006, the FASB issued FSP EITF No. 00-19-2 “Accounting for Registration Payment Arrangements.” EITF No. 00-19-2 requires companies that agree to register securities to recognize a liability separately from the related security if a payment to investors for failing to fulfill the agreement is probable and its amount can be reasonably estimated. Arrangements that were entered into before the literature was issued become subject to its guidance for fiscal years beginning after December 15, 2006. KEMET Corporation (“the Registrant”) issued convertible debt in November 2006 in the amount of $175 million. In conjunction with this offering, the Registrant agreed to a registration rights provision by which KEMET would file a shelf registration statement under the Securities Act not later than 120 days after the first date of original issuance of the notes. If the Registrant does not register the debt within 120 days, the Registrant will have to pay an additional 0.25% of interest per annum for the first 90 days after the 120 day period and 0.50% per annum thereafter. As of the date of this report, the Company still intends to file a shelf registration statement within the 120 day period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ended March 31, 2006, Form 10-K, Part II, Item 7 A, is still applicable and updated through December 31, 2006.

ITEM 4. Controls and Procedures

(a). The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, which is the end of the period covered by this report.

(b). During the third quarter of fiscal year 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Because the markets and industries in which we operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, we may not be able to integrate the EPCOS tantalum business unit without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing businesses and possible inconsistencies in standards, controls and procedures. In addition, we may not be able to achieve the expected cost synergies from our purchase of the EPCOS tantalum business unit and we may incur higher than anticipated integration or restructuring costs associated with it. Our business strategy includes growth through select acquisitions of other businesses. However, acquisition opportunities may not be available and may not be attractively priced because of competition or other factors. In addition, we may be unable to fund an acquisition opportunity. Even if we are able to make acquisitions, we may be unable to successfully integrate such acquisitions into our existing operations and operational difficulties or diminished financial performance may result or a disproportionate amount of management’s attention may be diverted. Even if we are successful in integrating any future acquisitions, we may not derive the benefits, such as operational, costs or administrative synergies, that we expected.

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

In July 2003, we announced our manufacturing relocation plan to improve our position as a global leader in passive electronic technologies. Pursuant to the plan, we reorganized our operations around the world. Several of our facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. We have also undertaken several other restructuring actions over the last several years to reduce our costs and to make our operations more efficient. We anticipate two remaining moves associated with the manufacturing relocation plan, which are scheduled to be completed by the end of June 2007, and also expect additional actions related to our acquisition of the EPCOS tantalum business unit. To the extent we are unsuccessful in realizing the goals of any or all of these initiatives, we will not be able to achieve our anticipated operating results. Additionally, to the extent we embark on additional restructuring or repositioning programs, such initiatives may be unsuccessful and we may not achieve the expected benefits therefrom, though it is likely we would incur additional costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the nine month period ended December 31, 2006.

Period	Total Number of Share of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock	Total Number of Share of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
November 1, 2006 through December 31, 2006	3,344,100	$7.46	$24.9	$0.1

(1) As disclosed in the Company’s second fiscal quarter Form 10-Q filed on November 9, 2006, the Board of Directors approved the repurchase of approximately $25.0 million of the Company’s common stock.

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

Date: February 9, 2007

KEMET Corporation

/s/ DAVID E. GABLE
David E. Gable
Senior Vice President and Chief Financial Officer