Form 10-K
period 2007-03-31
KEMET CORP
filed 2007-05-30
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of September 30, 2006, computed by reference to the closing sale price of the registrant’s Common Stock was approximately $702,331,000.

Number of shares of each class of Common Stock outstanding as of April 30, 2007: Common Stock, $.01 Par Value 83,861,425

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held July 25, 2007 are incorporated by reference in Part III, and Part IV of this report.

PART I

ITEM 1.                BUSINESS

General

KEMET Corporation, which together with its subsidiaries is referred to herein as “KEMET” or the “Company”, is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors (“MLCC”), and solid aluminum capacitors. For the year ended March 31, 2007 (“fiscal year 2007”), KEMET generated net sales of $658.7 million, up 34.4% from $490.1 million in fiscal year 2006. In fiscal year 2007, total net sales were broken down geographically as follows: North America and South America (“Americas”) sales were approximately 32.7%, Asia and Pacific Rim (“APAC”) sales were approximately 42.3%, and Europe, Middle East and Africa (“EMEA”) sales were approximately 25.0%. During fiscal year 2007, the Company shipped approximately 40.3 billion capacitors compared to 40.1 billion in fiscal year 2006.

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

Since its divestiture from Union Carbide Corporation (“UCC”) in December 1990, KEMET’s business strategy is to be the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers (“OEM”), Electronics Manufacturing Services providers (“EMS”), and electronics distributors. The Company’s customers include Alcatel, Arrow Electronics, Avnet, BAE Systems, Boeing, Bosch, Bose, Celestica, Cisco Systems, Dell, Delphi, Elcoteq Network, Ericsson, Flextronics, Hewlett-Packard, Hon Hai, Huawei Technologies, IBM, Intel, J.C. Tally, Jabil, Jaco, Motorola, Nokia, Northrop Grumman, Raytheon, Rockwell Collins, Sanmina-SCI, Siemens, Solectron, TRW, TTI, and Visteon. KEMET reaches these customers primarily through a direct, salaried sales force that calls on customers located around the world.

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

The Board of Directors has previously authorized programs to purchase up to 11.3 million shares of its common stock on the open market. Through March 31, 2007, the Company had made purchases of 5.4 million shares for $63.6 million, some of which occurred during fiscal year 2007. The Company does not anticipate any further stock purchases under these authorizations. Approximately 615,000 treasury stock shares were subsequently reissued in connection with the exercise of employee stock options. At March 31, 2007, the Company held approximately 4.4 million treasury shares at a cost of approximately $44.7 million.

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

Outstanding Debt

In May 1998, the Company sold $100.0 million of its 6.66% Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998. These Senior Notes have a final maturity date of May 4, 2010, with required annual principal payments of $20.0 million which began on May 4, 2006. The outstanding balance at March 31, 2007 was $80.0 million.

In November 2006, the Company sold $175.0 million of its 2.25% Convertible Senior Notes pursuant to the terms of an Indenture dated as of November 1, 2006. These Convertible Senior Notes have a final maturity date of November 15, 2026 unless earlier redeemed, repurchased or converted. These Convertible Senior Notes have semi-annual interest payments of approximately $2.0 million which began on May 15, 2007.

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

KEMET manufactures a full line of capacitors, including tantalum, multilayer ceramic and solid aluminum. Most customers buy both tantalum and ceramic capacitors from the Company. KEMET manufactures these types of capacitors in many different sizes and configurations. The Company produces surface-mount capacitors, which are attached directly to the circuit board without lead wires, and leaded capacitors, which are attached to the circuit board using lead wires.

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

1.                The math must work.   KEMET believes that in order to effectively serve its customers, which in-turn will result in serving its shareholders, partners, and employees, it must be a profitable organization. Accordingly, KEMET’s strategies and business decisions must be grounded with focus on the financial impact of a particular decision or strategy. The financial impact must consider both long-term results as well as short-term results. Investment of KEMET’s resources (both capital and human) will be influenced by the Theme, The math must work.

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

3.                Light the fire—show you care.   KEMET believes that a positive, serving attitude of its employees is a key strategy that will add to its growth. Maintaining and expanding the customer base will be influenced by being responsive to its customers’ needs and requirements. By showing the customers that they are valued and that their satisfaction is the number one priority, customer loyalty will be enhanced.

4.                Build what the customer wants—in the meantime sell what we have.   Customers’ needs are constantly evolving. Customers’ preferred suppliers will provide products that fill their current and future product needs. KEMET recognizes the importance of providing products that fill the customers’ unique requirements. KEMET manufactures a full line of products with different specifications in order to respond to the needs of its customers. During fiscal year 2007, the Company shipped approximately 40.3 billion capacitors of various types, with types being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking, and packaging.

Become The Capacitance Company.   Customers prefer to be able to satisfy their varied capacitor product needs through one supplier. This procurement approach provides the customer with a number of benefits—greater volume of products usually results in buying power and reduced prices, less administrative expenses, more flexibility, and more customer service. In order to capitalize on this desire by the customer, KEMET is focused on being considered The Capacitance Company by its customers—the supplier of choice for all capacitance needs. KEMET currently is a provider of tantalum capacitors, ceramic capacitors, and solid aluminum capacitors. High-frequency electronics are evolving very rapidly. There are significant differences between the functional characteristics and the cost of tantalum, ceramic, and solid aluminum capacitors. Electronics designers choose from among these capacitor technologies based on the functional and cost requirements of specific applications. Most of KEMET’s competitors focus on one of these capacitor technologies. KEMET has the most complete line of capacitor technologies across these primary capacitor types. KEMET has expanded its product line, as well as its capacity, through acquisitions that it considers strategic. In April 2006, KEMET acquired the tantalum business unit of EPCOS AG, and on April 24, 2007, KEMET Corporation announced that it had purchased approximately 92.7% of the shares and votes in Evox Rifa Group Oyj. These acquisitions provide KEMET with access to new markets and new customers, notably in the European industrial, automotive and telecommunications industries.

In addition to the five Themes, KEMET has established eight priorities (the “Priorities”) as primary areas of focus. These Priorities are:

1.                Flatten the organization—and continually build an effective and lean organization.   KEMET believes that a flat organization (fewer levels of management) is a more effective and more customer responsive organization. KEMET has attempted to establish an organization structure with this in mind. The Company is organized into two distinct business units: Tantalum Business Unit and Ceramics Business Unit. Each of these business units is responsible for its entire operations including sales, manufacturing, and research and development efforts. In addition, the Company implemented regional sales units to provide better customer responsiveness. The regional sales units are broken down by geographic region: the Americas, APAC, and EMEA. KEMET believes that this structure brings decision ownership and accountability to the proper level within the organization—the person closest to the customer that has the knowledge and authority to make the best and quickest decisions for the Company. This structure has been established with shared goals and objectives, and provides incentives and rewards based on shared success.

2.                Leverage technology—deliver what the customer wants, focus on speed-to-market, and do it right the first time.   The capacitor industry serves the dynamic electronics marketplace. The electronics marketplace is continually under pressure to improve product functionality, decrease size, increase speed, and decrease cost, among other market pressures. KEMET attempts to serves this market with a focus on these needs—provide what the customer wants, do it in a timely manner, and do it right the first time. KEMET attempts to understand the customers’ needs by staying close to the research and development facilities of its customers. KEMET has a Product Line Management and a Technical Sales Consultant organization which have, as part of their primary functions, the charter to understand the customers’ technical needs and plans, and convey that information to KEMET’s technology organization so that KEMET provides what the customers want, in the time period they want it. In fiscal year 2007, KEMET released over 2,700 new products, 336 of which were first to market (which is a product not currently supplied by any competitor).

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

5.                Build product in low cost locations world wide.   KEMET’s customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component manufacturers. The Company believes that it has achieved a strong position as an overall low-cost producer of capacitors. To maintain this position, it is constantly seeking to reduce material and labor costs, develop cost-efficient manufacturing equipment and processes, and design manufacturing plants for efficient production. KEMET believes that manufacturing in low-cost areas is a key component of its manufacturing strategy. KEMET has manufacturing facilities in South Carolina, Mexico, Portugal, and China. In July 2003, the Company announced a reorganization of its operations to relocate production facilities from the United States to low-cost locations in Mexico and China. A production facility opened in Suzhou, China, in October of 2003, and a second facility opened in May of 2005. KEMET also believes that building product close to the customer that will use the product is critical. Customers want to have their supply provider in close proximity to their manufacturing facilities. This closeness gives them a shorter lead-time, from ordering to receipt, and improves their just-in-time planning.

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

Markets and Customers

KEMET’s products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer and aerospace industries. KEMET also sells an increasing number of its products to EMS providers, which also serve OEMs in these industries. The Company is not dependent on any one customer or group of related customers; although two customers in fiscal years 2007, 2006, and 2005 accounted for over 10% of the Company’s net sales. The Company’s top 50 customers accounted for approximately 85.1% of the Company’s net sales during fiscal year 2007.

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

KEMET produces a small percentage of its capacitors under military specification standards sold for both military and commercial uses. The Company does not sell any of its capacitors directly to the United States government. Certain of the Company’s customers purchase capacitors for products in the military and aerospace industries.

Sales and Distribution

KEMET’s domestic sales, and most of its international sales, are made primarily through the Company’s direct sales and customer service employees. The Americas sales staff is organized into four regions supported by field offices. A substantial majority of the Company’s international sales are made through regional offices in Europe, Asia, Canada, Mexico, and Brazil. The Company also has independent sales representatives located in South Korea, Puerto Rico, and the United States.

KEMET markets and sells its products in its major markets primarily through a direct sales force. In addition, KEMET uses independent commissioned representatives. The Company believes its direct sales force creates a distinctive competence in the market place and has established strong relationships with its customers. With a global sales organization that is customer-based, KEMET’s direct sales personnel from around the world serve on KEMET Global Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 53.8%, 58.0%, and 52.0% of the Company’s net sales in fiscal years 2007, 2006, and 2005, respectively. In fiscal years 2007, 2006 and 2005, two distributors of passive components each accounted for more than 10% of net sales.

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

Sales by Geography

In fiscal year 2007, total net sales were broken down geographically as follows: the Americas sales were approximately 32.7%, APAC sales were approximately 42.3%, and EMEA sales were approximately 25.0%. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company’s capacitor market shares in Asian and European markets tend to be significantly lower than in the United States because some international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company’s international sales are made to foreign operations of United States manufacturers. A portion of the Company’s European sales are denominated in local currencies including the euro; therefore, a significant appreciation of the United States dollar against such foreign currencies or the euro would reduce the gross profit realized by the Company on its European sales as measured in United States dollars. Substantially all of the Company’s European export shipments are made duty-paid, free delivery as required by local market conditions (see Note 9 to consolidated financial statements).

Inventory and Backlog

Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, cancellations have not historically been significant.

The backlog of outstanding orders for the Company’s products was $84.0 million and $94.6 million at March 31, 2007, and 2006, respectively. The current backlog is expected to be filled during the first quarter of fiscal year 2008. Most of the orders in the Company’s backlog may be cancelled by its customers, in whole or in part, although some may be subject to penalty.

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

The Company’s major United States competitors include AVX Corporation and Vishay Intertechnology, Inc., in the production of tantalum and ceramic capacitors. The Company’s major foreign competitors include Kyocera/AVX Corporation, Murata Manufacturing Company Ltd., Samsung Electronics Co. Ltd., TDK Corporation, Yageo Corporation, and Taiyo Yuden Co., Ltd. in the production of ceramic capacitors and EPCOS (until April 2006 when the business unit was acquired by KEMET), Kyocera/AVX Corporation and Samsung Electronics Co. Ltd. in the production of tantalum capacitors.

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

Tantalum is used in the manufacture of tantalum capacitors. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, the increase in demand for tantalum capacitors during fiscal year 2001, along with the limited number of tantalum suppliers, led to increases in tantalum prices and impacted availability. Tight supplies of tantalum raw material and some tantalum caused the price to increase from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. The average price of tantalum raw material at March 31, 2007 was over $175 per pound. During the fiscal years ended March 31, 2004 and 2003, the Company recorded $12.4 million and $40.8 million, respectively, of charges related to a tantalum inventory purchase commitment that exceeded market prices (see Critical Accounting Policies and Long-Term Supply Agreement). During fiscal year 2005, the Company was able to renegotiate the pricing arrangement under tantalum inventory purchase commitment, and accordingly, the Company reversed $11.8 million of the original charges.

During fiscal year 2001, the Company entered into a joint venture agreement with Australasian Gold Mines NL, which subsequently changed its name to ABM Resources NL (“ABM”) to establish an independent source of tantalum to meet the increasing demand for tantalum capacitors from key customers. This transaction closed in April 2001, and included KEMET’s acquisition of a ten percent equity interest in ABM. Upon successfully achieving the objective of establishing an independent source of tantalum material, KEMET sold its interest in the joint venture. KEMET sold its equity interest in ABM in January 2007.

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

Patents and Trademarks

At March 31, 2007, the Company held 66 United States and 75 foreign patents and 7 United States and 70 foreign trademarks. The Company believes that the success of its business is not materially dependent on the existence or duration of any patent, license, or trademark other than the trademarks “KEMET” and “KEMET Charged”. The Company’s engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company’s manufacturing facilities and reduce costs.

Research and Development

Research and development expenses were $33.4 million for fiscal year 2007, $26.0 million for fiscal year 2006 and $26.6 million for fiscal year 2005. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company’s products and manufacturing processes have been designed and developed by Company engineers.The Company continues to invest in new technology to improve product performance and production efficiencies.

Segment Reporting

Effective October 1, 2005, KEMET organized into two distinct business units: the Tantalum Business Unit (“Tantalum”) and the Ceramics Business Unit (“Ceramics”). Each business unit is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business units and are allocated to the business units based on the business units’ respective manufacturing costs. (See Note 9 to consolidated financial statements).

Environmental

The Company is subject to various Mexican, European, Chinese, Portuguese, and United States federal, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals used and generated in manufacturing electronic components. Based on the annual costs incurred by the Company over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect on the Company’s capital expenditures, earnings, or competitive position. The Company believes, however, that it is reasonably likely that the trend in environmental litigation, laws, and regulations will continue to be toward stricter standards. Such changes in the law and regulations may require the Company to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on the Company’s financial condition. See “Legal Proceedings” for a discussion of certain other environmental matters.

Employees

As of March 31, 2007, KEMET had approximately 9,100 employees, of whom approximately 900 were located in the United States, approximately 6,200 were located in Mexico, 1,100 in China, 700 in Portugal and the remainder were located in the Company’s foreign sales offices. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 5,100 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 600 employees in Portugal represented by labor unions. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in certain non-U.S. jurisdictions are denominated in the local currency. Inflation or a significant depreciation of the United States dollar against the local currency would increase the Company’s labor costs.

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

Code of Business Integrity and Ethics

The Company maintains a Code of Business Integrity and Ethics (the “Code”). The Company’s website includes a copy of the Code, and it can be downloaded free of charge at http://www.kemet.com.

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

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET’s actual results and could cause KEMET’s actual consolidated results for the first quarter of fiscal year 2008 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

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

Presently three suppliers process tantalum ore into capacitor-grade tantalum powder. Our management believes that the tantalum we require is generally available in sufficient quantities to meet our requirements and that there are a sufficient number of tantalum processors relative to foreseeable demand. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that we may not be able to pass on to our customers. In fiscal year 2001, for instance, the increase in demand for tantalum capacitors led to tight supplies of tantalum raw material and some tantalum powders resulting in prices increasing from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. The average price of tantalum raw material at March 31, 2007 was over $175 per pound.

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

Silver has generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our silver requirements. An increase in the price of silver that we are not able to pass on to our customers, however, could have an adverse affect on our profitability.

We face intense competition in our business.

The capacitor business is highly competitive worldwide, with low transportation costs and few import barriers. Competition is based on factors such as product quality and reliability, availability, customer service, timely delivery and price. The industry has become increasingly consolidated and globalized in recent years, and our primary U.S. and non-U.S. competitors, some of which are larger than we are, have significant financial resources. The greater financial resources of such competitors may enable them to commit larger amounts of capital in response to changing market conditions. Some competitors may also have the ability to use profits from other operations to subsidize losses sustained in their businesses with which we compete. Certain competitors may also develop product or service innovations that could put us at a disadvantage.

We manufacture many of our capacitors in Portugal, Mexico and China and future political or regulatory changes in any of these countries could adversely affect our profitability.

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

We may not be able to successfully integrate current or future acquisitions with our operations or identify attractive acquisition opportunities in the future.

Because the markets and industries in which we operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, we may not be able to integrate current or future acquisitions without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing businesses and possible inconsistencies in standards, controls and procedures. In addition, we may not be able to achieve the expected cost synergies from our purchase of any current or future acquisitions and we may incur higher than anticipated integration or restructuring costs associated with it. Our business strategy includes growth through select acquisitions of other businesses. However, acquisition opportunities may not be available or may not be attractively priced because of competition or other factors. In addition, we may be unable to fund an acquisition opportunity. Even if we are able to make acquisitions, we may be unable to successfully integrate such acquisitions into our existing operations and operational difficulties or diminished financial performance may result or a disproportionate amount of management’s attention may be diverted. Even if we are successful in integrating any future acquisitions, we may not derive the benefits, such as operational, cost or administrative synergies that we expect.

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

In July 2003, we announced our manufacturing relocation plan to improve our position as a global leader in passive electronic technologies. Pursuant to the plan, we reorganized our operations around the world. Several of our facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. We have also undertaken several other restructuring actions over the last several years to reduce our costs and to make our operations more efficient. We anticipate two remaining moves associated with the manufacturing relocation plan, which are scheduled to be completed by the end of fiscal year 2008. To the extent we are unsuccessful in realizing the goals of any or all of these initiatives; we will not be able to achieve our anticipated operating results. Additionally, to the extent we embark on additional restructuring or repositioning programs, such initiatives may be unsuccessful and we may not achieve the expected benefits therefrom, though it is likely we would incur additional costs.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

KEMET is headquartered in Simpsonville, South Carolina, and has a total of 11 manufacturing plants and distribution centers located in the southeastern United States, Mexico, Portugal, and China. The manufacturing operations are in Simpsonville, South Carolina; Matamoros, Monterrey, and Ciudad Victoria, Mexico; Evora, Portugal; and Suzhou, China. The Company’s existing manufacturing and assembly facilities have approximately 1.9 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under this program is afforded certain duty and tax preferences and incentives on products brought back into the United States. The Company has operated in Mexico since 1969 and approximately 68.1% of its employees are located in Mexico. The Company’s manufacturing standards, including compliance with applicable environmental and worker safety laws and regulations are essentially identical in the United States, Mexico, Portugal and China. The Company’s Mexican, Portuguese and Chinese operations, like its United States operations, have won numerous quality, environmental and safety awards.

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

Management believes that substantially all of its property and equipment is in good condition, and that overall, it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

The Company has listed its Mauldin, South Carolina and one of its Matamoros, Mexico facilities with real estate brokers for sale. Accordingly, these facilities are presented on the Consolidated Balance Sheets as Property held for sale. The Company’s leased facility in Brownsville, Texas is being subleased to a third party.

The following table provides certain information regarding the Company’s principal facilities:

Location	Square Footage	Type of Interest	Description of Use	Date Constructed, Acquired or First Occupied by Company
Simpsonville, South Carolina	372,000	Owned	Manufacturing/Corporate Headquarters/Tantalum Innovation Center	1963
Matamoros, Mexico	280,000	Owned	Manufacturing	1985
Monterrey, Mexico(1)	270,000	Owned	Manufacturing	1991
Ciudad Victoria, Mexico	259,000	Owned	Manufacturing	1999
Fountain Inn, South Carolina	251,000	Owned	Ceramics Innovation Center	1985
Monterrey, Mexico	262,000	Owned	Manufacturing	1996
Evora, Portugal	233,000	Owned	Manufacturing	2006
Mauldin, South Carolina(2)	128,000	Owned	Idle—Property Held for Sale	1971
Suzhou, China(3)	127,000	Leased	Manufacturing	2003
Suzhou, China	143,000	Leased	Manufacturing	2005
Mauldin, South Carolina	80,000	Leased	Distribution/Storage	1976
Matamoros, Mexico(2)	68,000	Owned	Idle—Property Held for Sale	1977
Brownsville, Texas(4)	60,000	Leased	Shipping/Distribution	1992

(1) — Includes two manufacuturing facilities.

(2) — Facility has been listed with a broker and is available for sale. The Company is reporting these facilities as Property held for sale on the Consolidated Balance Sheets.

(3) — Includes two separate manufacturing facilities, one became operational in the latter half of calendar year 2003 and one which is used for storage.

(4) — The Brownsville, Texas facility is being subleased to a third party. KEMET is leasing back 5,000 square feet of this facility.

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

KEMET has also been named as a PRP at a hazardous waste disposal site in York County, South Carolina. The former operator of the site declared bankruptcy in 2003 and subsequently entered into a settlement agreement with the Environmental Protection Agency and the South Carolina Department of Health and Environmental Control. KEMET has established what it considers to be an appropriate reserve of approximately $300,000 in conjunction with the projected site clean up costs.

In April 2006, Kuhnke GmbH, a manufacturer of electronic controls based in Germany, filed a law suit against KEMET and one of our German distributors. The law suit claimed that certain parts manufactured by the Company failed thereby resulting in losses incurred by Kuhnke’s customer. The legal action sought judgment against the Company and our German distributor in the amount of approximately EUR 1.3 million plus interest on the basis of the Company’s alleged failure to provide sufficient product monitoring information to the market. KEMET filed its response to this legal action in the German courts denying any liability, and the German courts ultimately dismissed this claim in January 2007.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company’s quarter ended March 31, 2007.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol KEM. As required by Section 3.03A.12(a) of the NYSE listing standards, KEMET Corporation filed with the NYSE the annual certification of its Chief Executive Officer that he is not aware of any violation by the Company of the NYSE corporate governance listing standards. The Company had approximately 23,000 stockholders as of March 29, 2007, of which approximately 280 were stockholders of record. The following table represents the high and low sale prices of the Company’s Common Stock for the periods indicated:

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$11.45	$7.99	$7.76	$6.12
Second Quarter	$9.21	$7.49	$8.58	$6.32
Third Quarter	$8.45	$7.00	$8.70	$6.61
Fourth Quarter	$8.37	$6.89	$9.48	$7.31

The Company has not declared or paid any cash dividends on its Common Stock since its initial public offering in October 1992. The Company does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the capital requirements, operating results, and financial condition of the Company. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” contained in this Form 10-K for fiscal year 2007.

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

	Fiscal Years ended March 31,
	2007 (1)(2)	2006 (1)	2005 (1)	2004 (1)	2003 (1)
	Dollars in thousands except per share data
Income Statement Data:
Net sales	$658,714	$490,106	$425,338	$433,882	$447,332
Operating income/(loss)	5,864	(10,196)	(174,842)	(159,014)	(97,002)
Interest income	(6,283)	(5,640)	(6,295)	(3,847)	(3,818)
Interest expense	7,174	6,628	6,511	6,472	6,097
Net income/(loss)	$6,897	$375	$(174,094)	$(111,975)	$(55,988)
Per Share Data:
Net income/(loss) per share— basic	$0.08	$0.00	$(2.01)	$(1.30)	$(0.65)
Net income/(loss) per share—diluted	$0.08	$0.00	$(2.01)	$(1.30)	$(0.65)
Weighted-average shares outstanding
—Basic	85,647,914	86,721,589	86,518,923	86,412,281	86,167,563
—Diluted	85,795,486	86,779,653	86,518,923	86,412,281	86,167,563
Balance Sheet Data:
Total assets	$943,526	$748,318	$758,097	$971,046	$1,101,010
Working capital	339,096	269,339	184,579	313,731	463,535
Long-term debt, excluding current portion (3)	238,744	80,000	100,000	100,000	100,000
Other non-current obligations	19,587	44,139	48,951	61,623	57,617
Stockholders’ equity	$535,758	$512,703	$515,203	$684,478	$793,275
Other Data:
Cash flow provided by/(used in) operating activities	$23,612	$40,423	$(12,752)	$38,452	$43,710
Capital expenditures	35,971	22,846	39,581	25,835	22,197
Research and development	$33,385	$25,976	$26,639	$24,449	$25,268

(1) — Includes special charges of $35.8 million, $17.3 million, $122.9 million, $108.9 million, and $75.9 million for the fiscal years ended March 31, 2007, 2006, 2005, 2004, and 2003, respectively, which are described in Item 7 under Results of Operations.

(2) — In fiscal year 2007, the Company purchased the EPCOS tantalum business unit. See Note 18 to the consolidated financial statements.

(3) — In fiscal year 2007, the Company sold and issued $175.0 million in Convertible Senior Notes. See Note 3 to the consolidated financial statements.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that the Company believes is useful in understanding KEMET’s operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2007. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company’s actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the “Safe Harbor Statement” and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

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

The Company’s business strategy is to be the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. The Company intends to reach this goal through technology leadership, organic and strategic growth initiatives and by continuing to provide state of the art customer service. The Company reaches its customers through a direct, salaried sales force that calls on customer locations around the world. In fiscal year 2007, total net sales were broken down geographically as follows: the Americas sales were approximately 32.7%, APAC sales were approximately 42.3%, and EMEA sales were approximately 25.0%.

The Company manufactures capacitors in the United States, Mexico, Portugal, and China. Commodity manufacturing in the United States, for the most part, has been relocated (see “Enhanced Strategic Plan”) to the Company’s lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

The fiscal year ended March 31, 2001 represented a cyclical peak and the Company reported record revenues and profits of $1.4 billion and $352.3 million, respectively. During such an expansion period, the Company is challenged with meeting demand and not over expanding capacity, which it may not be able to bring on line until after the expansion. The increase in demand requires maintaining higher raw material inventory levels at higher prices, which challenges the Company to increase inventory turnover as well as managing inventory to a reasonable level to reduce issues such as obsolescence, particularly when the expansion ends.

The four fiscal years following fiscal year 2001 (i.e. fiscal year 2002 through fiscal year 2005) represent what the Company considers an unprecedented correction phase of the long-term growth trend. Demand decreased markedly, and the quarterly decline in ASPs was often in excess of the historical average annual decrease. During such a correction phase, the Company is challenged with aligning costs with the reduced stream of revenues. The Company must remain financially sound with sufficient financial liquidity to not only operate effectively during the correction phase but also have the financial wherewithal to react when the next expansion cycle begins. During this correction phase, the Company began a number of initiatives (see Special Charges for Fiscal Year 2007, 2006 and 2005) to meet these challenges.

In fiscal year 2006, the Company believes that the unprecedented correction phase concluded as evidenced by lower percentage decreases in ASPs. The Company saw ASPs actually remain flat, adjusted for product mix during the last two fiscal quarters of that year. During fiscal year 2007, the Company experienced basically flat ASPs, adjusted for product mix, and continued to see an increase in demand.

At March 31, 2007, the Company had $258.0 million of cash and short- and long-term investments. KEMET intends to satisfy both its short-term and long-term liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations. During the fiscal year ending March 31, 2007, the Company issued 2.25% Convertible Senior Notes in the amount of $175.0 million. The funds were obtained to strengthen the Company’s liquidity position in the event of another downward cycle. Please refer to the discussion below under the heading “Acquisitions” for a discussion of the recent use of a portion of the Company’s cash and short- and long-term investments.

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

Acquisitions

Tantalum business unit of EPCOS AG

As previously reported, pursuant to the terms of an Asset and Share Purchase Agreement and an Asset Purchase Agreement between KEMET Corporation and certain of its subsidiaries (the “Company” or “KEMET”) and EPCOS AG, a German corporation (“EPCOS”), the Company completed the purchase of the tantalum business unit of EPCOS on April 13, 2006 for a purchase price of EUR 80.9 million (approximately $98.4 million). The acquisition included all of the issued share capital of EPCOS-Pecas e Componentes Electronicos S.A. and certain other assets of the tantalum business unit of EPCOS, primarily in Germany. Of the EUR 80.9 million, KEMET paid in cash approximately EUR 68.3 million (approximately $82.7 million) and assumed certain liabilities and working capital adjustments of EUR 12.6 million. As previously announced, the acquisition did not include EPCOS’ tantalum capacitor manufacturing facility in Heidenheim, Germany. As a result, KEMET and EPCOS entered into a manufacturing and supply agreement under which EPCOS continued to manufacture product exclusively for KEMET at the Heidenheim facility to ensure a continued supply of product to customers during the transition period. In connection with the acquisition, the Company paid approximately $4.4 million in legal and professional fees which have been included as part of the purchase price. On September 29, 2006, the Company agreed upon the final purchase amount related to the April 13, 2006 closing date and accordingly received a favorable credit of EUR 3.0 million (approximately $3.8 million). This amount reduced the Company’s goodwill recorded in the transaction.

The transition period concluded on September 30, 2006, and consequently, KEMET purchased certain of the Heidenheim, Germany manufacturing assets and the research and development assets at a price of EUR 8.2 million (approximately $10.4 million). The Company also purchased inventories at the Heidenheim plant for EUR 1.2 million (approximately $1.6 million). In addition, the Company assumed a pension liability of EUR 1.1 million (approximately $1.3 million) for the Heidenheim employees. Finally, the Company incurred additional legal and audit fees relating to the acquisition of $0.5 million. The net additional purchase price was EUR 8.8 million (approximately $11.1 million).

Taking into account both the April 13, 2006 closing adjustment and the transition agreement on September 30, 2006, the Company purchased the tantalum business unit of EPCOS for a total purchase price of EUR 86.7 million (approximately $105.8 million). The final cash settlement was made in October 2006.

The purchase price was determined through arms-length negotiations between representatives of the Company and EPCOS.

Evox Rifa Group Oyj

On April 24, 2007, KEMET Corporation announced that its wholly owned subsidiary, KEMET Electronics Corporation (“KEMET”), had purchased approximately 92.7% of the shares in Evox Rifa Group Oyj (“Evox Rifa”) pursuant to a tender offer which commenced on March 12, 2007, and was completed on April 12, 2007. Evox Rifa had 178,156,018 shares outstanding at the time of the commencement of the tender offer. KEMET purchased approximately 165.2 million shares at a price of EUR 0.12 per share or approximately EUR 19.8 million (approximately $27.0 million), representing a 47% premium to the volume-weighted average trading price of the Evox Rifa shares on the Helsinki Stock Exchange during the 12 months prior to February 19, 2007 and approximately a 44% premium to the average trading price during the 3 months prior to February 19, 2007. KEMET has also announced that it intends to acquire the remaining outstanding shares pursuant to a squeeze-out proceeding. Following the settlement of the completion trades relating to the tender offer, Evox Rifa has become a subsidiary of KEMET.

In addition, pursuant to the tender offer, KEMET offered to acquire all of the outstanding loan notes under the convertible capital loan issues by Evox Rifa for a consideration corresponding to the aggregate of the nominal amount per loan note of EUR 100 plus accrued interest up to and including the closing date of the tender offer. The outstanding amount of the loan notes at the time of the commencement of the tender offer totaled approximately EUR 5.6 million (approximately $7.6 million). Holders of approximately 95.7% of the convertible capital loan notes issued by Evox Rifa have tendered their loan notes pursuant to the tender offer, and KEMET has redeemed these notes as of April 24, 2007. KEMET redeemed approximately EUR 5.3 million (approximately $7.3 million) of the total outstanding convertible capital loan notes and paid all accrued interest up until the date of settlement of the tender offer. In addition to the payment made for the shares and loan notes, KEMET assumed approximately EUR 19.2 million (approximately $26.1 million) in outstanding indebtedness of Evox Rifa. The total purchase price for Evox Rifa, assuming the acquisition of all shares and loan notes at the tender offer price, is expected to be approximately $36.7 million.

The Company is in the process of recording the acquisition and will provide the necessary financial information in a later filing with the Securities and Exchange Commission.

The Company anticipates that these acquisitions will further strengthen its global leadership position in the capacitance industry and provide greater access to the European market and customers.

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

To execute the Plan, KEMET substantially reorganized its operations around the world. Several KEMET facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET recorded special charges of approximately $50.5 million over the period of the reorganization related to movement of manufacturing operations. This has yielded an approximate one-year payback based on unit volumes at the time of the announcement, and a $50 - $60 million savings with volume recovery achieved in fiscal year 2006. In addition, there were special charges reflecting the change in status of the facilities that were vacated through this move. The timing of the special charges was dependent on the timing of operational decisions The Company still has two remaining moves, which are scheduled to be completed in fiscal year 2008. See Fiscal Year 2007 Special Charges, Fiscal Year 2006 Special Charges, and Fiscal Year 2005 Special Charges under Results of Operations.

KEMET in the United States

KEMET’s corporate headquarters is in Greenville, South Carolina. Individual functions evolve to support global activities in Asia, Europe, and North America, either from Greenville, South Carolina or through locations in appropriate parts of the world.

Commodity manufacturing currently in the United States has been substantially relocated to the Company’s lower-cost manufacturing facilities in Mexico and China. There are two remaining moves currently underway which are scheduled to be completed by the end of fiscal year 2008. Production that remains in the United States will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

KEMET in China

In recent years, low production costs and proximity to large, growing markets have caused many of KEMET’s key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support its customers’ Asian operations. The Company’s initial China production facility in Suzhou near Shanghai commenced shipments in 2003. The Company began shipping products from its second production facility in Suzhou in 2005. Manufacturing operations in China will continue to grow, and KEMET anticipates that production capacity in China may be equivalent to Mexico in the future. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET’s objective of being a global company. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company’s customer base in Asia.

KEMET in Europe

As previously mentioned, the Company completed the acquisition of the tantalum business unit of EPCOS on April 13, 2006. The Company also acquired Evox Rifa Group Oyj on April 24, 2007. These acquisitions have provided the Company with manufacturing operations in Europe. KEMET will maintain and enhance its strong European sales and customer service infrastructure, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

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

The judgments are based on management’s assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in the consolidated financial statements. It is important that a reader of the financial statements understand that actual future results could differ from these estimates, assumptions, and judgments.

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

The Company has assumed a supply agreement with Cabot resulting from the acquisition of the EPCOS tantalum business unit on April 13, 2006. This contract extends through September 2007. The Company recorded an unfavorable contract provision on its opening balance sheet related to this agreement.

The net realizable value of current tantalum inventory and the losses with respect to future tantalum commitments were calculated based on current market prices for tantalum. There is no established market on which tantalum raw materials are regularly traded and quoted. The Company based its determination of current market price on quotations from suppliers of these materials. In quantifying the charges that were recorded against future purchase commitments, the Company assumed, for lack of another benchmark, the current market prices would continue through calendar year 2007, when KEMET’s purchase commitments were scheduled to end. Had other assumptions on current and future prices for tantalum been made, the amount of the inventory losses against purchase commitments would have been different.

•       ASSET IMPAIRMENT—GOODWILL and LONG-LIVED ASSETS.   KEMET adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are to be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142.

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

On an ongoing basis, KEMET expects to perform its impairment tests during the first quarter of each fiscal year and when otherwise warranted. In accordance with SFAS No. 142, KEMET completed its annual goodwill impairment test in the first quarter of fiscal years 2007, 2006, and 2005, none of which indicated impairment. During the fiscal fourth quarter 2005, KEMET completed another goodwill impairment test due to the asset impairment the Company recorded in that quarter. See below for a discussion on the fiscal fourth quarter 2005 Asset Impairment. This test yielded no goodwill impairment.

As of March 31, 2007, KEMET had goodwill in the amount of $36.6 million.

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

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction. The Company established reserves for its SFSD program based primarily on certain distributors’ actual inventory levels comprising 91% to 95% of the total global distributor inventory related to customers which participate in the SFSD program. The remaining 5% to 9% is estimated based on actual distributor inventory and current sales trends. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date. From time to time, the Company “builds-up” inventory levels due to factors such as anticipated future demand exceeding capacity and when the Company moves manufacturing from one location to another location. When the distributors “build-up” inventory levels, the estimation of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount. However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

The establishment of these reserves is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included in the line item Accounts receivable on the Consolidated Balance Sheets.

•       POSTRETIREMENT BENEFITS.   KEMET’s management, with the assistance of an actuarial firm, performs an actuarial valuation of the fair values of its postretirement plans’ benefit obligations. Management makes certain assumptions that have a significant effect on the calculated fair value of the obligations such as the:

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

Management believes that it is more likely than not that a portion of the net deferred tax assets for the United States, Portugal, Switzerland, and Australia will not be realized, based on the scheduled reversal of deferred tax liabilities, the recent history of cumulative losses, and the insufficient evidence of projected future taxable income to overcome the loss history. Management has provided a valuation allowance related to any benefits from income taxes resulting from the application of a statutory tax rate to the deferred tax assets. KEMET continues to have net deferred tax assets (future tax benefits) in several other countries which the Company expects to realize assuming, based on certain estimates and assumptions, sufficient taxable income in certain foreign tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to reduce the value of the deferred tax assets resulting in additional tax expense.

Results of Operations

Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors.

The following table sets forth for the periods indicated certain of the Company’s financial data (in thousands):

	Fiscal Years ended March 31,
	2007	2006	2005
Net sales	$658,714	$490,106	$425,338
Operating costs and expenses:
Cost of goods sold	517,443	399,264	402,974
Gain on long-term supply contract	—	—	(11,767)
Selling, general and administrative expenses	89,450	49,660	51,734
Research and development	33,385	25,976	26,639
Pension settlement charges	—	—	618
Gain on sale of intellectual property	—	(2,917)	—
Restructuring and impairment charges	12,572	28,319	129,982
Operating income/(loss)	5,864	(10,196)	(174,842)
Other (income) and expense	(1,596)	1,904	(2,633)
Income/(loss) before income taxes	7,460	(12,100)	(172,209)
Income tax expense/(benefit)	563	(12,475)	1,885
Net income/(loss)	$6,897	$375	$(174,094)

Comparison of Fiscal Year 2007 to Fiscal Year 2006

Overview:

Net sales:

Net sales for fiscal year 2007 were $658.7 million, which represented a 34.4% increase from fiscal year 2006 net sales of $490.1 million. The acquisition of the EPCOS tantalum business unit resulted in an increase in net sales of 19.3% in fiscal year 2007. Sales revenue for the core business increased 15.1% due to increased sales volumes. During fiscal year 2007, average selling prices (“ASPs”) remained relatively flat for existing products. The Company also had 2,700 new product introductions during fiscal year 2007, of which 336 were first to market. Each of these factors contributed to the increase in core net sales.

Cost of good sold:

Cost of goods sold for the fiscal year ended March 31, 2007, was $517.4 million as compared to $399.3 million for the fiscal year ended March 31, 2006, a 29.6% increase. The increase in cost of goods sold was impacted 20.9% by the purchase of the EPCOS tantalum business unit. New product offerings increased cost of goods sold by 8.7%. The Company believes many of the actions it initiated or carried out during fiscal years 2007, 2006, and 2005 (see Fiscal Year 2007 Special Charges, Fiscal Year 2006 Special Charges, and Fiscal Year 2005 Special Charges) resulted in lower costs and more efficient operations and accounted for the improved gross profit margin in fiscal year 2007. In addition, manufacturing throughput increased in fiscal year 2007 as higher volumes resulted in the absorption of fixed costs over more units versus fiscal year 2006.

Research and development:

Research and development expenses were $33.4 million for fiscal year 2007, compared to $26.0 million for fiscal year 2006. These costs reflect the Company’s continuing commitment to the development and introduction of new ultralow ESR tantalums, tantalum face-down products and additional case sizes. Ceramics improved its current product offerings by developing flex migration for crack elimination, and also developing a floating electrode design while expanding Hi-CV offerings. These advancements extend the Company’s leading position in certain capacitor technologies. It is the Company’s intent to continue to invest at least 5% of net sales in research and development efforts.

Special charges:

Special charges for the fiscal year ended March 31, 2007, were $35.8 million as compared to $17.3 million for the prior fiscal year. The following table reflects the charges in each fiscal year (in millions):

	Fiscal Years ended March 31,
	2007	2006	Change
Manufacturing relocation	$9.6	$7.9	$1.7
Reduction in workforce	2.8	7.0	(4.2)
Termination of a contract	—	0.8	(0.8)
Impairment loss on real property	—	12.1	(12.1)
Loss on sale of property	0.2	1.4	(1.2)
Reversals of previous restructuring accruals	—	(0.9)	0.9
Restructuring and impairment charges	12.6	28.3	(15.7)
Writeoff related to the acquisition	0.2	—	0.2
Impact of SFAS No. 123 (R) “Share-Based Payment”	6.8		6.8
Writedown of an investment in an unconsolidated subsidiary	—	0.6	(0.6)
Tax benefit not previously recognized	—	(12.1)	12.1
EPCOS tantalum business unit integration	16.2	0.5	15.7
Total special charges	$35.8	$17.3	$18.5

The charges are explained in detail by quarter for both fiscal year 2007 and 2006 later in this section.

Operating income/(loss):

The operating income for the fiscal year ended March 31, 2007, was $5.9 million compared to a loss of $10.2 million in the prior year. The increase in operating income from the prior year was principally from a combination of the aforementioned higher sales levels and manufacturing efficiencies reflected in Costs of goods sold.

Other (income)/expense:

Other (income)/expense increased in fiscal year 2007 compared to fiscal year 2006 due to greater foreign currency transaction gains and a gain on sale of an equity investment in fiscal year 2007.

Income taxes:

The effective tax rate for fiscal year 2007 was 7.5%, resulting in a tax expense of $0.6 million. This compares to an effective tax rate of 103.1% for fiscal year 2006 that resulted in a tax benefit of $12.5 million. The Company’s tax expense remained lower than the historical average of 30% to 36% due to income sourced in foreign jurisdictions with lower tax rates. The Company also recognized a net tax benefit of $1.2 million from the normal process of evaluating its worldwide tax contingencies. No tax benefit is recognized for the domestic tax loss for fiscal year 2007 due to the establishment of a valuation allowance during fiscal year 2004. Future fluctuations in the valuation allowance are expected to result in a tax rate below the 30% to 36% historical average.

Fiscal Year 2007 Special Charges

A summary of the special charges incurred in fiscal year 2007 is as follows (in millions):

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation	$4.6	$2.0	$0.6	$2.4	$9.6
Reduction in workforce	0.1	1.4	1.2	0.1	2.8
Loss on sale of property	—	—	—	0.2	0.2
Restructuring and impairment charges (1)	4.7	3.4	1.8	2.7	12.6
Writeoff related to the acquisition (2)	—	0.2	—	—	0.2
Impact of SFAS No. 123 (R) “Share-Based Payment” (3)	3.9	0.4	1.2	1.3	6.8
EPCOS tantalum business unit integration (4)	2.9	5.2	4.0	4.1	16.2
Total 2007 special charges	$11.5	$9.2	$7.0	$8.1	$35.8

(1) — Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2) — Writedown related to the acquisition—These costs are included in Other (income)/expense.

(3) — SFAS 123 (R) “Share Based Payments”—These costs reflect the implementation and on-going costs in connection with the Company adopting SFAS No. 123 (R) “Share-Based Payments” in the first fiscal quarter of 2007.

(4) — Acquisition integration costs—These costs are related to the integration of the tantalum business unit of EPCOS .

The Company reports a measure entitled Special Charges. These charges are considered items outside of normal operations, and it is the intent of KEMET to provide more information to explain the operating results. Since some of the items are not considered restructuring charges as defined by U.S. generally accepted accounting principles, the Company has provided the breakout of U.S. generally accepted accounting principles restructuring and impairment charges and those other charges and adjustments separately. The Company included the costs related to stock options and other share-based payments in fiscal year 2007 to provide a more suitable comparison to fiscal years 2006 and 2005.

Enhance Strategic Plan of 2003 (the “Plan”)—During fiscal year 2007, the Company recognized $8.6 million in costs relating to the Plan. The Plan included moving manufacturing operations to lower cost facilities in Mexico and China. As of March 31, 2007, the Company had recorded cumulative charges of $50.5 million in connection with the Plan. The manufacturing moves to lower cost regions are substantially complete. Two manufacturing operation moves still remain to be made which are the anode manufacturing move to Mexico, which is currently in progress, and the tantalum polymer manufacturing move to China, which has not yet started. It is expected that both moves will be completed by the end of fiscal year 2008. During the fiscal year ended March 31, 2007, the Company recognized a charge of $2.8 million for a reduction in force primarily in Europe and Mexico. All costs are expensed as incurred.

Loss on Sale of Property—During the fiscal year ended March 31, 2007, the Company completed the sale of its Shelby, North Carolina facility for which the Company recognized a $0.2 million loss on the sale. In addition, the Company is in the final steps of selling its vacant facility in Matamoros, Mexico. Accordingly, the Company recognized a charge $0.1 million on the potential sale which should be completed in the first fiscal quarter 2008.

EPCOS integration—KEMET completed the acquisition of the tantalum business unit of EPCOS on April 13, 2006. During fiscal year 2007, the Company recorded charges of $16.2 million related to the integration which are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

Impact of SFAS No. 123(R) “Share-Based Payment”—In fiscal year 2007, the Company implemented SFAS No. 123(R) “Share-Based Payment” and recognized a charge of $6.8 million relating to the cost recognition for awards of share based compensation. In fiscal year 2006, there were no charges for stock option expense.

Fiscal Year 2006 Special Charges

A summary of the special charges incurred in fiscal year 2006 is as follows (in millions):

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation	$2.5	$3.1	$1.3	$1.0	$7.9
Reduction in workforce	5.2	—	1.8	—	7.0
Termination of a contract	0.8	—	—	—	0.8
Impairment loss on real property	—	—	—	12.1	12.1
Loss on sale of property	—	—	1.4	—	1.4
Reversals of previous restructuring accruals	(0.3)	—	—	(0.6)	(0.9)
Restructuring and impairment charges (1)	8.2	3.1	4.5	12.5	28.3
Writedown of an investment in an unconsolidated subsidiary (2)	0.6	—	—	—	0.6
Tax benefit not previously recognized (3)	(12.1)	—	—	—	(12.1)
Acquisition related charges (4)	—	—	—	0.5	0.5
Total 2006 special charges	$(3.3)	$3.1	$4.5	$13.0	$17.3

(1) — Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2) — Writedown of an investment in an unconsolidated subsidiary—These costs are included in Other expense/(income) on the Consolidated Statement of Operations.

(3) — Tax benefit not previously recognized—This benefit is included in Income tax (benefit)/expense on the Consolidated Statement of Operations.

(4) — Acquisition related costs—These costs are related to the acquisition of the tantalum business unit of EPCOS, and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

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

Termination of a contract—In the fiscal first quarter 2006, the Company recognized a liability for a contract termination of $0.8 million. The contract was terminated due to the relocation of operations to lower cost geographies.

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

Write-down of an investment in an unconsolidated subsidiary—During the fiscal first quarter 2006, the Company determined that the value of its investment in an unconsolidated subsidiary, ABM Resources NL, had decreased, and the decrease was deemed other-than-temporary. Therefore, the Company recorded a charge of $0.6 million, net of tax. This investment was sold in January 2007.

Tax benefit not previously recognized—During the fiscal first quarter 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003. This finalization resulted in the receipt of an income tax refund and interest in the amount of $11.1 million during fiscal year 2006, and the release of a $12.1 million tax benefit not previously recognized.

Segment Review:

The following chart highlights the net sales and operating income/ (loss) by segment for the fiscal years shown (in thousands):

	Fiscal Years ended March 31,
	2007	2006
Net sales:
Tantalum Business Unit	$424,203	$292,234
Ceramics Business Unit	234,511	197,872
Total net sales	$658,714	$490,106
Operating income/(loss):
Tantalum Business Unit	$1,301	$7,879
Ceramics Business Unit	4,563	(18,075)
Total operating income/(loss)	$5,864	$(10,196)

Restructuring and impairment charges included in the Operating income/(loss) are as follows:

	Fiscal Years ended March 31,
	2007	2006
Restructuring and impairment charges:
Tantalum	$6,832	$9,349
Ceramics	5,740	$18,970
Total restructuring and impairment charges	$12,572	$28,319

Tantalum Business Unit

Net sales—Net sales for Tantalum increased by 45.2% during the fiscal year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006. Of the 45.2% increase, 32.4% is attributable to the April 13, 2006 acquisition of the EPCOS tantalum business unit. The Company’s core Tantalum Business Unit grew 12.8% during the fiscal year ended March 31, 2007 as compared to fiscal year 2006. The increase in the core business resulted from higher unit volumes as sales increased to 3.8 billion pieces in fiscal year 2007 from 3.0 billion pieces in fiscal year 2006. The core business increase in net sales was also aided by a 1% increase in ASPs.

Operating income/(loss)—Operating income/(loss) for Tantalum decreased from a profit of $7.9 million in fiscal year 2006 to a profit of $1.3 million in fiscal year 2007. Operating income was negatively impacted by the EPCOS integration costs of $16.2 million in fiscal year 2007.

Ceramics Business Unit

Net sales—Net sales for Ceramics increased by 18.5% during the fiscal year ended March 31, 2007, as compared to the fiscal year ended March 31, 2006. The increase is attributed to higher ASPs as sales units decreased by 1.4% to 36.5 billion pieces in fiscal year 2007 as compared to 37.0 billion pieces in fiscal year 2006. The decrease in volumes was offset by an increase in ASPs of 17% during fiscal year 2007, as compared to fiscal year 2006. This increase in ASPs was driven by a more favorable product mix. The ASPs on a product mix adjusted basis were flat compared to fiscal year 2006.

Operating income/( loss)—Operating income for Ceramics improved from the loss reported in fiscal year 2006 of $18.1 million to a profit of $4.6 million in fiscal year 2007. The improvement in the operating results is attributed to higher revenue, lower manufacturing costs and lower restructuring and impairment charges for fiscal year 2007. The increase was partially offset by an increase in SG&A expenses relating to the aforementioned stock option expense in fiscal year 2007.

Comparison of Fiscal Year 2006 to Fiscal Year 2005

Overview:

Net sales:

Net sales for fiscal year 2006 were $490.1 million, which represented a 15.2% increase from fiscal year 2005 net sales of $425.3 million. The increase in net sales was primarily attributable to a 19% increase in units shipped offset by a 3% decline in ASPs. Unit volumes shipped were approximately 40.1 billion units as compared to 33.6 billion units in fiscal year 2005. With the exception of fiscal year 2004 and the first half of fiscal year 2005, ASPs historically decreased approximately 7% to 8% annually. During fiscal year 2004 and the first half of fiscal year 2005, ASP decreases significantly exceeded their historical averages. During the last six months of fiscal year 2005, ASPs declined on more historical levels.

Cost of good sold:

Cost of goods sold for the fiscal year ended March 31, 2006, was $399.3 million as compared to $403.0 million for the fiscal year ended March 31, 2005, a 1.0% decrease. The decrease in cost of goods sold occurred even though there was an increase in unit volumes, which increased 19.0% in fiscal year 2006 versus fiscal year 2005. The Company believes many of the actions it initiated or carried out during fiscal years 2006 and 2005 (see Fiscal Year 2006 Special Charges and Fiscal Year 2005 Special Charges,) resulted in lower costs and more efficient operations and accounted for the relatively low percentage decrease in cost of goods sold versus the higher increase in volumes. In addition, manufacturing throughput increased in fiscal year 2006 as higher volumes resulted in the absorption of fixed costs over more units versus fiscal year 2005.

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

Other (income)/expense:

Other (income)/expense decreased in fiscal year 2006 compared to fiscal year 2005 partially as the result of the receipt of proceeds from an insurance policy on a former executive officer of the Company during fiscal year 2005 in which the Company was the beneficiary. This amount is included in Other (income)/expense in fiscal year 2005.

Income taxes:

The effective tax rate for fiscal year 2006 was 103.1%, resulting in a tax benefit of $12.5 million. This compares to an effective tax rate of (1.1)% for fiscal year 2005 that resulted in a tax expense of $1.9 million. The majority of the tax benefit for fiscal year 2006 was the recognition of a $12.1 million tax benefit based on the finalization of an Internal Revenue Service examination for the fiscal years 1997 through 2003. The Company also recognized a $1.5 million tax benefit due to transfer pricing adjustments from 2000 through 2004 related to its Mexican subsidiary. Even though the Company had a worldwide pretax loss for fiscal years 2005 and 2006, income tax expense was incurred in both years in certain foreign jurisdictions. No tax benefit was recognized for the domestic tax loss for fiscal year 2006 due to the establishment of a valuation allowance during fiscal year 2004. Future fluctuations in the valuation allowance are expected to result in a tax rate below the 30% to 36% historical average.

Fiscal Year 2006 Special Charges

A summary of the special charges incurred in fiscal year 2006 is as follows (in millions):

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation	$2.5	$3.1	$1.3	$1.0	$7.9
Reduction in workforce	5.2	—	1.8	—	7.0
Termination of a contract	0.8	—	—	—	0.8
Impairment loss on real property	—	—	—	12.1	12.1
Loss on sale of property	—	—	1.4	—	1.4
Reversals of previous restructuring accruals	(0.3)	—	—	(0.6)	(0.9)
Restructuring and impairment charges (1)	8.2	3.1	4.5	12.5	28.3
Writedown of an investment in an unconsolidated subsidiary (2)	0.6	—	—	—	0.6
Tax benefit not previously recognized (3)	(12.1)	—	—	—	(12.1)
Acquisition related charges (4)	—	—	—	0.5	0.5
Total 2006 special charges	$(3.3)	$3.1	$4.5	$13.0	$17.3

(1) — Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2) — Writedown of an investment in an unconsolidated subsidiary—These costs are included in Other expense/(income) on the Consolidated Statement of Operations.

(3) — Tax benefit not previously recognized—This benefit is included in Income tax (benefit)/expense on the Consolidated Statement of Operations.

(4) — Acquisition related costs—These costs are related to the acquisition of the tantalum business unit of EPCOS, included in the Selling, general and administrative expenses in the Consolidated Statement of Operations.

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

Termination of a contract—In the fiscal first quarter 2006, the Company recognized a liability for a contract termination of $0.8 million. The contract was terminated due to the relocation of operations to lower cost geographies.

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

Write-down of an investment in an unconsolidated subsidiary—During the fiscal first quarter 2006, the Company determined that the value of its investment in an unconsolidated subsidiary, ABM Resources NL, had decreased, and the decrease was deemed other-than-temporary. Therefore, the Company recorded a charge of $0.6 million, net of tax.

Tax benefit not previously recognized—During the fiscal first quarter 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003. This finalization resulted in the receipt of an income tax refund and interest in the amount of $11.1 million in fiscal year 2006, and the release of a $12.1 million tax benefit not previously recognized.

Fiscal Year 2005 Special Charges

A summary of the special charges incurred in fiscal year 2005 is as follows (in millions):

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation	$2.6	$1.7	$1.6	$1.9	$7.8
Reduction in workforce	—	—	5.8	5.7	11.5
Equipment write-offs	—	—	8.5	—	8.5
Lamina investment write-off	—	—	2.4	—	2.4
Long-term asset impairment	—	—	—	100.2	100.2
Reversals of previous restructuring accruals	—	—	—	(0.4)	(0.4)
Restructuring and impairment charges (1)	2.6	1.7	18.3	107.4	130.0
Pension plan settlement charges (2)	—	0.2	—	0.4	0.6
Gain on long-term supply contract (2)	—	(11.1)	—	(0.7)	(11.8)
Accelerated depreciation (3)	—	—	2.0	2.1	4.1
Total 2005 special charges	$2.6	$(9.2)	$20.3	$109.2	$122.9

(1) — Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2) — Pension plan settlement charges and Gain on long-term supply contract are both shown as separate items on the Consolidated Statements of Operations.

(3) — Accelerated depreciation is a component of Cost of goods sold on the Consolidated Statements of Operations.

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

Lamina investment write-off—During the fiscal third quarter 2005, the Company wrote down an investment in an unconsolidated subsidiary (Lamina Ceramics, Inc.) due to the underlying value being less than the Company’s share of the book value resulting in a $2.4 million charge.

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

Gain on long-term supply contract—During the fiscal second quarter 2005 and fiscal fourth quarter 2005; the Company recognized a gain on a long-term supply contract. This gain was the result of contract modifications made. This gain was also to offset prior losses taken in fiscal years 2004 and 2003 for the difference between the contractual price and the Company’s estimate of future prices through calendar year 2006. This item has been shown as a separate component on the Consolidated Statements of Operations and is discussed further in Note 10.

Accelerated depreciation—KEMET recognized accelerated depreciation of $4.1 million ($2.0 million in fiscal third quarter 2005 and $2.1 million in the fiscal fourth quarter 2005) related to the anticipated shut-down of a manufacturing facility by mid 2005. As noted above, this charge is included as a component of cost of goods sold.

Segment Review:

The following chart highlights the net sales and operating income/(loss) by segment for the fiscal years shown (in thousands):

	Fiscal Years ended March 31,
	2006	2005
Net sales:
Tantalum Business Unit	$292,234	$248,367
Ceramics Business Unit	197,872	176,971
Total net sales	$490,106	$425,338
Operating income/(loss):
Tantalum Business Unit	$7,879	$(61,727)
Ceramics Business Unit	(18,075)	(113,115)
Total operating income/(loss)	$(10,196)	$(174,842)

Restructuring and impairment charges included in the Operating income/(loss) are as follows (in thousands):

	Fiscal Years ended March 31,
	2006	2005
Restructuring and impairment charges:
Tantalum Business Unit	$9,349	$60,461
Ceramics Business Unit	18,970	69,521
Total restructuring and impairment charges	$28,319	$129,982

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

Operating income/( loss)—Operating loss for Ceramics improved from the loss reported in fiscal year 2005 of $113.1 million to a loss of $18.1 million in fiscal year 2006. The improvement in the operating results was attributed to lower depreciation expenses during fiscal year 2006, lower restructuring and asset impairment costs in fiscal year 2006, slightly lower selling, general and administrative costs allocated to Ceramics, and higher sales volumes in fiscal year 2006.

Quarterly Results of Operations

The following table sets forth certain quarterly information for the fiscal years ended March 31, 2007 and 2006. This information, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

	Fiscal Year ended March 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	Dollars in thousands except per share data
Net sales	$169,569	$166,548	$165,519	$157,078	$658,714
Operating income/(loss) (1)	$467	$2,016	$6,201	$(2,820)	$5,864
Net income	$596	$840	$5,333	$128	$6,897
Net income per share (basic)	$0.01	$0.01	$0.06	$0.00	$0.08
Net income per share (diluted)	$0.01	$0.01	$0.06	$0.00	$0.08
Weighted-average shares outstanding (basic)	86,995,839	87,018,384	84,831,102	83,746,252	85,647,914
Weighted-average shares outstanding (diluted)	87,338,124	87,132,296	84,919,235	83,875,700	85,795,486

	Fiscal Year ended March 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	Dollars in thousands except per share data
Net sales	$114,104	$116,608	$125,988	$133,406	$490,106
Operating income/(loss) (1)	$(7,502)	$(2,084)	$1,559	$(2,169)	$(10,196)
Net income/(loss)	$3,035	$(1,910)	$1,521	$(2,271)	$375
Net income/(loss) per share (basic)	$0.03	$(0.02)	$0.02	$(0.03)	$0.00
Net income/(loss) per share (diluted)	$0.03	$(0.02)	$0.02	$(0.03)	$0.00
Weighted-average shares outstanding (basic)	86,612,454	86,653,831	86,753,132	86,866,937	86,721,589
Weighted-average shares outstanding (diluted)	86,660,437	86,653,831	86,797,905	86,866,937	86,779,653

(1) — Operating income/(loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, restructuring and impairment charges, product mix, the timing and expense of moving product lines to lower-cost locations, and the relative mix of sales among distributors, original equipment manufacturers, and electronics manufacturing services providers.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company defines working capital to be total current assets less total current liabilities as reflected on its consolidated balance sheet. The Company intends to satisfy both its short-term and long-term liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations.

The following table sets forth for the dates indicated the Company’s working capital (in thousands):

	March 31,
	2007	2006	2005
Working capital	$339,096	$269,339	$184,579

Fiscal Year 2007 vs. Fiscal Year 2006 Working Capital

The Company’s working capital increased by approximately $69.8 million in fiscal year 2007 as compared to fiscal year 2006. The cash and cash equivalents balance increased to $212.2 million in fiscal year 2007, from $163.8 million at March 31, 2006, or by $48.4 million.

Fiscal year 2007 most significant items:

The most significant source of cash and cash equivalents for fiscal year 2007 was the gross proceeds of $175.0 million received from the convertible debt issue. This source was partially offset by the EPCOS tantalum business unit acquisition of $105.5 million and capital expenditures of $28.7 million during fiscal year 2007.

Operations:

Cash provided by operations was $21.9 million in fiscal year 2007. Non-cash depreciation, amortization and impairment charges of $40.9 million, stock based compensation expense of $6.8 million and an accounts payable increase of $11.9 million comprised the primary sources during fiscal year 2007. Offsetting these sources was an increase in trade accounts receivable of $23.3 million attributed to higher net sales and an increase in inventory of $11.8 million.

Investing:

Cash used in investing activities was $104.3 million in fiscal year 2007. The Company used cash of $105.5 million to purchase the tantalum business unit of EPCOS AG in fiscal year 2007. The Company also used cash for capital expenditures of $28.7 million in fiscal year 2007. These uses were partially offset by proceeds of $4.9 million from the sale of short-term investments and proceeds of $21.5 million from the sale of long-term investments.

Financing:

Cash provided by financing activities was $131.3 million in fiscal year 2007. The primary source was the proceeds of $175.0 million received from the Convertible Senior Notes. Partially offsetting this source was a $20 million principal payment on the Senior Notes and a $24.9 million open-market repurchase of the Company’s common stock.

Fiscal Year 2006 vs. Fiscal Year 2005 Working Capital

The Company’s working capital increased by approximately $84.8 million in fiscal year 2006 as compared to fiscal year 2005. The cash and cash equivalents balance increased to $163.8 million in fiscal year 2006, from $26.9 million at March 31, 2005, or by $136.9 million.

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

Financing:

Cash provided by financing activities consisted of proceeds from the sale of common stock to the Company’s employee savings plan and from the exercise by employees of stock options.

Other areas:

The Board of Directors authorized programs to purchase up to 11.3 million shares of its common stock on the open market. Through March 31, 2007, the Company had made purchases of 5.4 million shares for $63.6 million. The Company does not anticipate any further stock purchases under this authorization. Approximately 753,000 treasury stock shares were subsequently reissued in conjunction with the exercise of employee stock options. At March 31, 2007, the Company held approximately 4.4 million treasury shares at a cost of $44.7 million.

In November 2006, the Company sold $175.0 million of its 2.25% Convertible Senior Notes pursuant to the terms of an Indenture dated as of November 1, 2006. These Convertible Senior Notes have a final maturity date of November 15, 2026 unless earlier redeemed, repurchased or converted. These Convertible Senior Notes have semi-annual interest payments of approximately $2.0 million which began on May 15, 2007.

In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated as of May 1, 1998, between the Company and the eleven purchasers of the Senior Notes. These Senior Notes have a final maturity date of May 4, 2010, with annual required $20.0 million principal repayments which began on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Senior Notes were used to repay existing indebtedness and for general corporate purposes. The Company was in compliance with its covenants at March 31, 2007, and at the time of this filing. Borrowings are secured by guarantees of certain of the Company’s wholly-owned subsidiaries. See Note 3 to the consolidated financial statements.

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

Long-term Supply Agreement

The Company has assumed a supply agreement with Cabot resulting from the acquisition for the EPCOS tantalum business unit on April 13, 2006. This contract extends through September 2007. The Company recorded an unfavorable contract provision on its opening balance sheet.

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

Commitments

As of March 31, 2007, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contract for the purchase of tantalum powder and wire (see Note 10 to the consolidated financial statements) and debt, including interest payments (see Note 3 to the consolidated financial statements) as follows (dollars in thousands):

		Less than	1-3	4-5	After
Description	Total	1 Year	Years	Years	5 Years
Purchase obligations	$2,231	$2,231	$—	$—	$—
Long-term obligations	352,781	28,649	55,637	30,494	238,001
Operating lease obligations	4,866	2,228	1,805	469	364
Total contractual cash obligations	$359,878	$33,108	$57,442	$30,963	$238,365

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, the Company purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. At March 31, 2007, the Company had outstanding forward exchange contracts that matured within approximately one year to purchase Mexican pesos with notional amounts of $74.0 million. The fair value of these contracts at March 31, 2007, totaled $0.9 million and was recorded as a derivative asset on the Consolidated Balance Sheets under Prepaid expenses and other current assets. There were no peso contracts outstanding at March 31, 2006.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. There were no euro contracts outstanding at March 31, 2007 or 2006. Subsequent to March 31, 2007 the Company has entered into euro forward contracts.

Acquisitions

Tantalum business unit of EPCOS AG

As previously reported, pursuant to the terms of an Asset and Share Purchase Agreement and an Asset Purchase Agreement between KEMET Corporation and certain of its subsidiaries (the “Company” or “KEMET”) and EPCOS AG, a German corporation (“EPCOS”), the Company completed the purchase of the tantalum business unit of EPCOS on April 13, 2006 for a purchase price of EUR 80.9 million (approximately $98.4 million). The acquisition included all of the issued share capital of EPCOS-Pecas e Componentes Electronicos S.A. and certain other assets of the tantalum business unit of EPCOS, primarily in Germany. Of the EUR 80.9 million, KEMET paid in cash approximately EUR 68.3 million (approximately $82.7 million) and assumed certain liabilities and working capital adjustments of EUR 12.6 million. As previously announced, the acquisition did not include EPCOS’ tantalum capacitor manufacturing facility in Heidenheim, Germany. As a result, KEMET and EPCOS entered into a manufacturing and supply agreement under which EPCOS continued to produce product exclusively for KEMET at the Heidenheim facility to ensure a continued supply of product to customers during the transition period. In connection with the acquisition, the Company paid approximately $4.4 million in legal and professional fees which have been included as part of the purchase price. On September 29, 2006, the Company agreed upon the final purchase amount related to the April 13, 2006 closing date and accordingly received a favorable credit of EUR 3.0 million (approximately $3.8 million). This amount reduced the Company’s goodwill recorded in the transaction.

The transition period concluded on September 30, 2006, and consequently, KEMET purchased certain of the Heidenheim manufacturing assets and the research and development assets for a cost of EUR 8.2 million (approximately $10.4 million). The Company also purchased inventories at the Heidenheim plant for EUR 1.2 million (approximately $1.6 million). In addition, the Company assumed a pension liability of EUR 1.1 million (approximately $1.3 million) for the Heidenheim, Germany employees. Finally, the Company incurred additional legal and audit fees relating to the acquisition of $0.5 million. The net additional purchase price was EUR 8.8 million (approximately $11.1 million).

Taking into account both the April 13, 2006 closing adjustment and the transition agreement on September 30, 2006, the Company purchased the tantalum business unit of EPCOS for a total purchase price of EUR 86.7 million (approximately $105.8 million). The final cash settlement was made in October 2006.

The purchase price was determined through arms-length negotiations between representatives of the Company and EPCOS.

Evox Rifa Group Oyj

On April 24, 2007, KEMET Corporation announced that its wholly owned subsidiary, KEMET Electronics Corporation (“KEMET”), had purchased approximately 92.7% of the shares and votes in Evox Rifa Group Oyj (“Evox Rifa”) pursuant to a tender offer which commenced on March 12, 2007, and was completed on April 12, 2007. Evox Rifa had 178,156,018 shares outstanding at the time of the commencement of the tender offer. The total purchase price for Evox Rifa, assuming the acquisition of all shares and loan notes at the tender offer price, is expected to be approximately $36.7 million.

KEMET purchased approximately 165.2 million shares at a price of EUR 0.12 per share or approximately EUR 19.8 million (approximately $27.0 million), which represented a 47% premium to the volume-weighted average trading price of the Evox Rifa shares on the Helsinki Stock Exchange during the last 12 months, prior to February 19, 2007 and approximately a 44% premium to the average trading price during the last 3 months prior to February 19, 2007. KEMET has also announced that it intends to acquire the remaining outstanding shares pursuant to a squeeze-out proceeding. Following the settlement of the completion trades relating to the tender offer, Evox Rifa became a subsidiary of KEMET.

Adoption of Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under SFAS No. 133. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 155 will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In December 2006, the FASB issued FSP EITF No. 00-19-2 “Accounting for Registration Payment Arrangements.” EITF No. 00-19-2 requires companies that agree to register securities to recognize a liability separately from the related security if a payment to investors for failing to fulfill the agreement is probable and its amount can be reasonably estimated. Arrangements that were entered into before the literature was issued become subject to its guidance for fiscal years beginning after December 15, 2006. KEMET Corporation (“the Registrant”) issued convertible debt in November 2006 in the amount of $175.0 million. In conjunction with this offering, the Registrant agreed to a registration rights provision by which the Registrant would file a shelf registration statement under the Securities Act not later than 120 days after the first date of original issuance of the notes. If the Registrant does not register the debt within 120 days, the Registrant will have to pay an additional 0.25% of interest per annum for the first 90 days after the 120 day period and 0.50% per annum thereafter. The Registrant filed a shelf registration statement within the 120 day period.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Effect of Inflation

Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company’s business over the past three fiscal years except for the following discussion in Commodity Price Risk.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

A portion of the Company’s sales to its customers and operating costs in Europe are euro denominated creating an exposure to foreign currency exchange rates. Also, a portion of the Company’s costs in its Mexican operations are denominated in Mexican pesos, creating an exposure to foreign currency exchange rates. In order to minimize its exposure, the Company will periodically enter into forward foreign exchange contracts in which the future cash flows in the euro or Mexican peso are hedged against the U.S. dollar. At March 31, 2007, the Company had open foreign exchange contracts to purchase Mexican pesos with a notional amount of $74.0 million. These contracts had a fair value of $0.9 million at this date. The Company did not have any euro foreign exchange contracts outstanding at March 31, 2007. See Note 15 to the consolidated financial statements.

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

Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. Currently, the Company uses forward contracts and spot buys to secure the acquisition of palladium and manage the price volatility in the market. The Company is also aggressively pursuing ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk.

Tantalum powder is a metal used in the manufacture of tantalum capacitors. Management believes the tantalum needed has generally been available in sufficient quantities to meet manufacturing requirements. However, sharp increases in demand for tantalum capacitors may lead to increases in tantalum prices, and tantalum powder availability, as seen in 2001 when tantalum raw material price increased from under $50 per pound to over $300 per pound. The average price of tantalum raw material at March 31, 200 was over $175 per pound. Although limited, additional suppliers have emerged in the market. This fact, along with the Company’s effort to broaden qualified suppliers should minimize its commodity price risk exposure. During the fiscal years ended March 31, 2004 and 2003, the Company recorded $12.4 million and $40.8 million, respectively, of charges related to a tantalum inventory purchase commitment that exceeded market prices. Due to the renegotiation of a tantalum inventory purchase agreement, the Company recorded a gain on the purchase commitment of $11.8 million during fiscal year 2005. See Critical Accounting Policies and Long-Term Supply Agreement. Also, see Notes 10 and 15 to the consolidated financial statements.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Internal Control over Financial Reporting

Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of March 31, 2007. Management’s report on internal control over financial reporting can be found on page 56 of this Annual Report on Form 10-K. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. This report can be found on page 109 of this Annual Report on Form 10-K.

Changes in Internal Control

There was no change in the Company’s internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position	Years with Company (1)
Per-Olof Loof	56	Chief Executive Officer and Director	2
Dennis R. Constantine	66	Senior Vice President and Chief of Staff	2
David E. Gable	47	Senior Vice President and Chief Financial Officer	9
J. Kelly Vogt	45	Senior Vice President, Global Sales	23
Larry C. McAdams	55	Vice President, Human Resources	23
Daniel E. LaMorte	61	Vice President and Chief Information Officer	3
Conrado Hinojosa	42	Vice President, Tantalum Business Group	8
Charles C. Meeks, Jr.	45	Vice President, Ceramics Business Group	23
Kirk D. Shockley	48	Vice President, Electrolytic and Film Business Group	24
Phillip M. Lessner	48	Vice President and Chief Technology Officer	11
John E. Schneider	52	Vice President, Sales—Asia/Pacific	23
Bruce C. Meyer	50	Vice President Sales—Americas	27
Marc Kotelon	43	Vice President Sales—EMEA	13
Michael W. Boone	56	Senior Director of Finance and Corporate Secretary	20
Charles G. Nichols	42	Treasurer and Director of Investor Relations	1
Frank G. Brandenberg	60	Chairman of the Board of Directors	4
Gurminder S. Bedi	59	Director	1
Maureen E. Grzelakowski	53	Director	3
E. Erwin Maddrey, II	66	Director	15
Robert G. Paul	65	Director	1
Joseph D. Swann	65	Director	4

(1) — Includes service with UCC.

Directors and Executive Officers

Per-Olof Loof, Chief Executive Officer and Director, was named such in April 2005. Mr. Loof was previously the Managing Partner of QuanStar Group LLC, a management consulting firm. Prior thereto, he served as Chief Executive Officer of Sensormatic Electronics Corporation and in various management roles with Andersen Consulting, Digital Equipment Corporation, AT&T and NCR. Mr. Loof serves as a board member of Global Options Inc., and Devcon International Corporation. Mr. Loof was recently elected to the Board of Directors of Evox Rifa Group Oyj, a public company listed on the Helsinki Stock Exchange. KEMET acquired a majority interest in Evox Rifa Group Oyj in April 2007, and has announced it intention to de-list the company. He received a “civilekonom examen” degree in economics and business administration from the Stockholm School of Economics.

Dennis R. Constantine, Senior Vice President and Chief of Staff joined KEMET in June 2005. Prior to joining KEMET, Mr. Constantine had been with Sensormatic Electronics Corporation since 1997 where he held various executive positions, the last position being Executive Vice President, Solutions Group. Prior to Sensormatic, he served as President OEM & Technology, a Division of Recognition International Inc, and in 1986 he served as President of Federal Laboratories Inc. Mr. Constantine has held various executive and management positions at Recognition International Inc., TransTechnology Corporation, Percom Data Corporation and Hazeltine Corporation. Mr. Constantine received his business administration education from C. W. Post College in New York.

David E. Gable, Senior Vice President and Chief Financial Officer, was named such in June 2005. Mr. Gable joined KEMET in 1998 in the position of Corporate Controller, and served in that capacity until he was appointed to the position of Vice President and Chief Financial Officer in September 2003. Prior to joining KEMET, Mr. Gable held numerous financial positions with Michelin North America. He has also had previous experience in public accounting and is a Certified Public Accountant. Mr. Gable was recently elected to the Board of Directors of Evox Rifa Group Oyj, a public company listed on the Helsinki Stock Exchange.  Mr. Gable received a Masters of Business Administration from Clemson University and a Bachelor of Science in Accounting and Mathematics from Anderson University.

J. Kelly Vogt, Senior Vice President, Global Sales, was named such in May 2006. Mr. Vogt joined UCC/KEMET in 1984 as a Production Supervisor in tantalum manufacturing, and subsequently joined Field Sales as a Sales Representative in Schaumburg, Illinois in 1986. His subsequent assignments included District Sales Manager (Mid-Atlantic), Global Account Manager (General Motors), and Director of Sales. In 1998, he returned to Greenville, SC, as Director of Ceramic Marketing, and was later appointed Vice President, Sales Worldwide in 2003, Vice President, Sales and Marketing in 2004, and Senior Vice President, Marketing and Sales in January 2006. Mr. Vogt received his Bachelor of Science degree from Tusculum College.

Larry C. McAdams, Vice President, Human Resources, joined UCC/KEMET in 1983. He previously served as the site Human Resources Manager at the Columbus, GA; Shelby, NC; and Fountain Inn, SC, plants. Since 1991, he has been assigned to the corporate HR staff, where he was appointed a Director in 1999, Senior Director in 2002, and Vice President in 2003. Mr. McAdams received a Bachelor of Arts in Political Science from Clemson University and attended the University of South Carolina School of Law.

Daniel E. LaMorte, Vice President and Chief Information Officer, joined KEMET as such in May 2004. Prior to joining KEMET, Mr. LaMorte held numerous Information Technology positions with Keycorp, Elf Acquitaine, Fisher Scientific and U.S. Steel Corp. Mr. LaMorte had previously served as Vice President of Worldwide Marketing and Sales for Chemcut, a manufacturer of capital equipment and chemicals in the electronics industry. Prior to Keycorp, Mr. LaMorte served as Chief Information Officer at Submit Order, an E-commerce start-up in Columbus, Ohio. Mr. LaMorte holds a Bachelor of Science degree from the University of Pittsburgh and a Masters of Business Administration from Fairleigh Dickinson University.

Frank G. Brandenberg, Chairman and Director, was named such in October 2003. Before his retirement in 2003, Mr. Brandenberg was a Corporate Vice President and Sector President of Northrop Grumman Corporation. Prior to joining Northrop, he previously spent 28 years at Unisys where his last position was Corporate Vice President and President, Client/Server Systems, and then later served as the President and Chief Executive Officer of EA Industries, Inc. He currently serves on the board of directors of American Mold Guard Inc. He received a Bachelor of Science degree in Industrial Engineering and a Masters of Science degree in Operations Research from Wayne State University and completed the Program for Management Development at the Harvard Business School.

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

Maureen E. Grzelakowski, Director, was named such in November 2004. Ms. Grzelakowski is a technology industry consultant and is a senior advisor to Investor Growth Capital. Ms. Grzelakowski previously held management positions with AT&T and Motorola, and was most recently the

Senior Vice President responsible for Wireless Activity at Dell Computer Co. Ms. Grzelakowski serves as a board member of Broadcom Corporation. She received a Masters of Science degree in Computer Science, a Masters of Business Administration degree and a Bachelor of Science degree in computer science/electrical engineering from Northwestern University.

E. Erwin Maddrey, II, Director, was named such in May 1992. Mr. Maddrey is President of Maddrey and Associates. Mr. Maddrey was President, Chief Executive Officer, and a Director of Delta Woodside Industries, Inc., a textile manufacturer, from 1984 through June 2000. Prior thereto, Mr. Maddrey served as President, Chief Operating Officer, and Director of Riegel Textile Corporation. Mr. Maddrey also serves on the board of directors for Blue Cross/Blue Shield of South Carolina; Delta Woodside Industries, Inc.; Delta Apparel Company.

Robert G. Paul, Director, was named such in July 2006. Mr. Paul is the retired President of the Base Station Subsystems Group of Andrew Corporation, a global designer, manufacturer, and supplier of communications equipment, services, and systems. From 1991 through July 2003, he was President and CEO of Allen Telecom Inc. which was acquired by Andrew Corporation during 2003. Mr. Paul joined Allen Telecom in 1970 where he built a career holding various positions of increasing responsibility including Chief Financial Officer. Mr. Paul also serves on the board of directors for Rogers Corporation and Comtech Telecommunications Corp. He earned a Bachelor of Science degree in Mechanical Engineering from the University of Wisconsin-Madison and a Masters of Business Administration degree from Stanford University.

Joseph D. Swann, Director, was named such in October 2003. Mr. Swann is the former President of Rockwell Automation Power Systems and a former Senior Vice President of Rockwell Automation. Mr. Swann also serves on the board of directors for Velocys Corporation. He earned a Bachelor of Science degree in Ceramic Engineering from Clemson University and a Masters of Business Administration degree from Case Western Reserve University.

Other Key Employees

Conrado Hinojosa, Vice President, Tantalum Business Group, was named such in June 2005. He joined KEMET in 1999 in the position of Plant Manager of the Monterrey 3 plant in Mexico. Mr. Hinojosa later served as the Operations Director for the Tantalum Division in Matamoros, Mexico until the appointment to his current position. Prior to joining KEMET, Mr. Hinojosa held numerous manufacturing positions with IBM de Mexico and had previous experience with Kodak. Mr. Hinojosa received a Masters of Business Administration degree from Instituto Technologico de Estudios Superiores de Monterrey and a Bachelor of Science degree in Mechanical Engineering from Universidad Autonoma de Guadalajara.

Charles C. Meeks, Jr., Vice President, Ceramics Business Group, was named such in June 2005. He joined UCC/KEMET in 1983 in the position of Process Engineer, and has held various positions of increased responsibility in the manufacturing area including the positions of Plant Manager and Director of Operations—Ceramic Business Unit until the appointment to his current position. Mr. Meeks received a Masters of Business Administration degree and a Bachelor of Science degree in Ceramic Engineering from Clemson University.

Kirk D. Shockley, Vice President, Electrolytic and Film Business Group, was named such in April 2007. He joined UCC/KEMET in 1981 as a Production Supervisor in the Carbon Products Division. He transferred to the Electronics Division in 1984, and has held several positions of increased responsibility in the manufacturing area including the positions of AO Cap (aluminum capacitor) Project Manager and Director of Operations and General Manager for the Company’s operations in the People’s Republic of China prior to the appointment to his current position. Mr. Shockley received a Bachelor of Science degree in Industrial Management from Purdue University.

Philip M. Lessner, Vice President and Chief Technology Officer, joined KEMET in 1996 as a Technical Associate in the Tantalum Technology Group. He has held several positions of increased responsibility in the Technology and Product Management areas including Senior Technical Associate, Director Tantalum Technology, Director Technical Marketing Services, and Vice President Tantalum Technology prior to his appointment to his current position. Mr. Lessner received a PhD in Chemical Engineering from the University of California, Berkeley and a Bachelors of Engineering in Chemical Engineering from Cooper Union.

John E. Schneider, Vice President, Sales Asia-Pacific, joined UCC/KEMET in 1984 as a Sales Representative in San Diego, California. In 1985, he was promoted to District Manager and later Area Manager covering Northern California and the Pacific Northwest. In 1994, Mr. Schneider was transferred to Singapore to be Director of S.E. Asia Operations to expand KEMET’s sales and warehousing capabilities. In 1998, he returned to California to become Senior Director, Western Area, which included the establishment of sales and warehousing operations in Latin America. In 2003, Mr. Schneider was appointed Vice President, Sales-America, prior to accepting his current assignment in 2004. He received his Bachelor of Science degree in Selling and Sales Management from Bowling Green State University.

Bruce C. Meyer, Vice President, Sales-Americas, was named such in January 2006. He joined UCC/KEMET in 1980, and has held various positions of increased responsibility in the sales area including the position of Global Segment Director—Electronic Manufacturing prior to the appointment to his current position. Mr. Meyer received a Bachelor’s degree in Economics and Business Administration from Furman University.

Marc Kotelon, Vice President, Sales-EMEA, was named such in July 2005. He joined KEMET in 1994, and has held various positions of increased responsibility in the sales area prior to the appointment to his current position. Mr. Kotelon received a Bachelor of Science degree in Electronics from Ecole Centrale d’Electronique/Paris.

Michael W. Boone, Senior Director of Finance and Corporate Secretary was named Senior Director of Finance in 2004 and Secretary in April 2001. Mr. Boone previously held the position of Treasurer from August 2000 until September 2006. He joined KEMET in June 1987 as Manager of Credit and Cash Management. Mr. Boone holds a Bachelor of Business Administration degree in Banking and Finance from the University of Georgia.

Charles G. Nichols, Treasurer and Director of Investor Relations, joined KEMET in this role in September 2006. Mr. Nichols was most recently at Duke Energy Corporation where he served in a variety of corporate finance roles beginning in 2002. From 1993 to 2002, he held a number of positions at Collins & Aikman Corporation, leaving the company as Treasurer. He began his career as a bank lending officer. Mr. Nichols holds a Bachelor of Arts degree in Economics from Duke University and a Masters of Business Administration degree from the University of North Carolina at Chapel Hill.

Audit Committee

KEMET has an Audit Committee made up of the following independent, non-management directors: E. Erwin Maddrey, II (Chairman of Audit Committee), Gurminder S. Bedi, and Robert G. Paul. Mr. Maddrey is KEMET’s “Audit Committee Financial Expert;” however, Messrs. Bedi and Paul both have prior financial statement experience. Messrs. Maddrey and Paul have served on audit committees with other companies. The Charter for KEMET’s Audit Committee (the “Charter”) can be found in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 25, 2007, which is incorporated herein by reference. The Charter can also be downloaded, free of charge, from KEMET’s website at http://www.kemet.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 25, 2007. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 25, 2007, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 25, 2007.

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of March 31, 2007:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,935,390	$9.04	2,347,495
Equity compensation plans not approved by stockholders	1,428,310	14.27	294,105
Total	5,363,700	$10.43	2,641,600

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 25, 2007.

PART IV

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees and services of KEMET’s principal accountants is incorporated by reference to the material under the heading “Appointment of Independent Registered Public Accounting Firm” in the Company definitive proxy statement for its annual stockholders’ meeting to be held on July 25, 2007.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           (1)   Financial Statements

The following financial statements are filed as a part of this report:

(a)           (2)   Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

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

2.02

Completion of tender offer conditions related to the purchase of Evox Rifa Group Oyj dated and filed as an Exhibit to Form 8-K on April 18, 2007, Acquisition of Evox Rifa Group Oyj dated and filed as an Exhibit to Form 8-K on April 26, 2007.

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

10.18	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 [Reg. No. 333-123308]).
10.19	KEMET’s Code of Business Integrity and Ethics.
10.20

Registration Statement under the Securities Act of 1933, dated and filed an S-3 on February 28, 2007, and the Prospectus Supplement dated and filed on Form 424 B3 on April 26, 2007, related to Convertible Senior Notes and shares issuable upon conversion of the Notes.

10.21

Amendment to the Compensation Plan for its executive officers dated May 3, 2007 and filed as an Exhibit to Form 8-K on May 9, 2006, an Amendment to the Compensation Plan for its executive officers dated July 19, 2006 and filed as an Exhibit to Form 8-K on July 25, 2006, Amendment to the Compensation Plan for its executive officers dated March 28, 2007 and filed as an Exhibit to Form 8-K on April 3, 2007 and an Amendment to the Compensation Plan for its executive officers dated May 16, 2007, and filed as an Exhibit to Form 8-K on May 23, 2007.

10.22

Amendment to the Compensation Plan of the Chief Executive Officer dated May 3, 2006 and filed as an Exhibit to Form 8-K on May 9, 2006, Amendment to the Compensation Plan of the Chief Executive Officer dated July 19, 2006 and filed as an Exhibit to Form 8-K on July 25, 2006,  Amendment to the Compensation Plan of Chief Executive Officer dated March 28, 2007, and filed as an Exhibit to Form 8-K on April 3, 2007 and an Amendment to the Compensation Plan of the Chief Executive Officer dated May 16, 2007, and filed as an Exhibit to Form 8-K on May 23, 2007.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ PER-OLOF LOOF	/s/ DAVID E. GABLE
Per-Olof Loof	David E. Gable
Chief Executive Officer	Chief Financial and Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KEMET Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that KEMET Corporation maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KEMET Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that KEMET Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, KEMET Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of KEMET Corporation and subsidiaries as of March 31, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income/(Loss), and Cash Flows for each of the years in the three-year period ended March 31, 2007 and our report dated May 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina	/s/ KPMG LLP
May 30, 2007	KPMG LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors of
KEMET Corporation:

We have audited the accompanying Consolidated Balance Sheets of KEMET Corporation and subsidiaries as of March 31, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income/(Loss), and Cash Flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KEMET Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Notes 1 and 8 to the consolidated financial statements, effective April 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

As discussed in Note 6 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans, as of March 31, 2007.

Greenville, South Carolina	/s/ KPMG LLP
May 30, 2007	KPMG LLP

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
Dollars in thousands except per share data

	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$212,202	$163,778
Short-term investments	—	4,889
Accounts receivable, net	108,830	68,457
Inventories:
Raw materials and supplies	54,584	45,681
Work in process	51,810	42,960
Finished goods	47,474	36,429
Total inventories	153,868	125,070
Prepaid expenses and other current assets	6,816	7,822
Deferred income taxes	5,181	4,647
Total current assets	486,897	374,663
Property and equipment, net	349,174	253,029
Property held for sale	3,647	4,776
Investments in U.S. government marketable securities	45,767	67,195
Investments in affiliates	119	972
Goodwill	36,552	30,471
Intangible assets, net	14,260	12,506
Other assets	7,110	4,706
Total assets	$943,526	$748,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$20,000
Accounts payable, trade	70,799	47,251
Accrued expenses	49,777	32,303
Income taxes payable	7,225	5,770
Total current liabilities	147,801	105,324
Long-term debt	238,744	80,000
Postretirement benefits and other non-current obligations	19,587	44,139
Deferred income taxes	1,636	6,152
Total liabilities	407,768	235,615
Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares issued 88,154,936 and 88,102,919 shares at March 31, 2007 and 2006, respectively	882	881
Additional paid-in capital	321,059	315,500
Retained earnings	228,118	221,221
Accumulated other comprehensive income/(loss)	30,418	(2,343)
Treasury stock, at cost (4,403,048 and 1,223,635 shares at March 31, 2007 and 2006, respectively)	(44,719)	(22,556)
Total stockholders’ equity	535,758	512,703
Total liabilities and stockholders’ equity	$943,526	$748,318

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Dollars in thousands except per share data

	Fiscal Years ended March 31,
	2007	2006	2005
Net sales	$658,714	$490,106	$425,338
Operating costs and expenses:
Cost of goods sold	517,443	399,264	402,974
Gain on long-term supply contract	—	—	(11,767)
Selling, general and administrative expenses	89,450	49,660	51,734
Research and development	33,385	25,976	26,639
Pension plan settlement charges	—	—	618
Gain on sale of intellectual property	—	(2,917)	—
Restructuring and impairment charges	12,572	28,319	129,982
Total operating costs and expenses	652,850	500,302	600,180
Operating income/(loss)	5,864	(10,196)	(174,842)
Other (income)/expense:
Interest income	(6,283)	(5,640)	(6,295)
Interest expense	7,174	6,628	6,511
Other (income)/expense	(2,487)	916	(2,849)
Income/(loss) before income taxes	7,460	(12,100)	(172,209)
Income tax expense/(benefit)	563	(12,475)	1,885
Net income/(loss)	$6,897	$375	$(174,094)
Net income/(loss) per share:
Basic	$0.08	$0.00	$(2.01)
Diluted	$0.08	$0.00	$(2.01)
Weighted-average shares outstanding:
Basic	85,647,914	86,721,589	86,518,923
Diluted	85,795,486	86,779,653	86,518,923

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss)
Dollars in thousands except share amounts

					Accumulated		Total
	Common Stock		Additional		Other		Stock-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Equity
Balance at March 31, 2004	86,468,265	$879	$317,497	$394,940	$(1,457)	$(27,381)	$684,478
Comprehensive income/(loss):
Net income/(loss)	—	—	—	(174,094)	—	—	(174,094)
Unrealized gain on foreign exchange contracts, net $120 tax	—	—	—	—	3,685	—	3,685
Unrealized securities gain, net $0 tax	—	—	—	—	361	—	361
Foreign currency translation gain	—	—	—	—	80	—	80
Total comprehensive loss							(169,968)
Exercise of stock options	25,000	—	(314)	—	—	461	147
Tax benefit on exercise of stock options	—	—	(212)	—	—	—	(212)
Purchases of stock by employee savings plan	69,885	1	757	—	—	—	758
Balance at March 31, 2005	86,563,150	$880	$317,728	$220,846	$2,669	$(26,920)	$515,203
Comprehensive income/(loss):
Net income/(loss)	—	—	—	375	—	—	375
Unrealized gain on foreign exchange contracts, net $0 tax	—	—	—	—	(3,018)	—	(3,018)
Unrealized securities gain, net $0 tax	—	—	—	—	1,104	—	1,104
Foreign currency translation gain	—	—	—	—	(136)	—	(136)
Mark to market U.S. treasuries	—	—	—	—	(2,962)	—	(2,962)
Total comprehensive loss							(4,637)
Exercise of stock options	236,820	—	(2,829)	—	—	4,364	1,535
Purchases of stock by employee savings plan	79,314	1	601	—	—	—	602
Balance at March 31, 2006	86,879,284	$881	$315,500	$221,221	$(2,343)	$(22,556)	$512,703
Comprehensive income/(loss):
Net income/(loss)	—	—	—	6,897	—	—	6,897
Unrealized gain on foreign exchange contracts	—	—	—	—	854	—	854
Unrealized securities loss, net $0 tax	—	—	—	—	(627)	—	(627)
Foreign currency translation gain	—	—	—	—	7,271	—	7,271
Mark to market U.S. treasuries	—	—	—	—	1,870	—	1,870
Total comprehensive income							16,265
Effect of SFAS No. 158	—	—	—	—	23,393	—	23,393
Exercise of stock options	138,215	—	(1,718)	—	—	2,515	797
Stock-based compensation expense	—	—	6,811	—	—	—	6,811
Vesting of restricted stock	26,436	—	—	—	—	269	269
Purchases of stock by employee savings plan	52,053	1	466	—	—	—	467
Treasury Stock repurchase	(3,344,100)	—	—	—	—	(24,947)	(24,947)
Balance at March 31, 2007	83,751,888	$882	$321,059	$228,118	$30,418	$(44,719)	$535,758

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Dollars in thousands

	Fiscal Years ended March 31,
	2007	2006	2005
Sources/(uses) of cash and cash equivalents
Operating activities:
Net income/(loss)	$6,897	$375	$(174,094)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation, amortization and impairment charges	40,854	49,570	171,087
Gain on long-term supply contract	—	—	(11,767)
(Gain)/loss on investments and interest rate swaps	—	(1,913)	3,135
Gain on sale of investment in affiliate	(1,373)	—	—
Stock based compensation expense	6,811	—	—
Loss on disposal and impairment of equipment	230	1,158	10,307
Deferred income taxes	3,210	(687)	2,552
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(23,291)	(9,229)	(687)
Inventories	(11,816)	5,882	(2,963)
Prepaid expenses and other current assets	2,568	1,749	(310)
Accounts payable, trade	11,876	8,308	711
Accrued expenses and income taxes	(3,261)	(8,717)	(9,977)
Income taxes payable	898	—	—
Other non-current obligations	(10,695)	(4,812)	(612)
Other	(975)	(1,261)	78
Tax expense of stock options exercised	—	—	(212)
Net cash provided by/(used in) operating activities	21,933	40,423	(12,752)
Investing activities:
Purchases of short-term investments	—	—	(20,049)
Proceeds from maturity of short-term investments	—	35,000	13,177
Proceeds from sale of short-term investments	4,902	45,403	—
Proceeds from sale of long-term investments	21,530	35,349	—
Proceeds from sale of investment in affiliate	1,679	—	—
Additions to property and equipment	(28,670)	(22,846)	(39,581)
Proceeds from disposal of equipment	1,444	—	—
EPCOS tantalum business unit acquisition, net of cash received	(105,453)	—	—
Proceeds from termination of interest rate swaps	—	—	660
Investment in U.S. government marketable securities	—	—	(104,071)
Proceeds from U.S. government marketable securities	—	—	5,000
Other	239	1,414	81
Net cash (used in)/provided by investing activities	(104,329)	94,320	(144,783)
Financing activities:
Proceeds from sale of common stock to employee savings plan	467	602	758
Proceeds from convertible debt issue	175,000	—	—
Payment on long-term debt	(20,000)	—	—
Purchase of treasury stock	(24,947)	—	—
Proceeds from exercise of stock options	797	1,535	147
Net cash provided by financing activities	131,317	2,137	905
Net increase/(decrease) in cash and cash equivalents	48,921	136,880	(156,630)
Effect of foreign currency fluctuations on cash	(497)	—	—
Cash and cash equivalents at beginning of fiscal year	163,778	26,898	183,528
Cash and cash equivalents at end of fiscal year	$212,202	$163,778	$26,898
Supplemental Cash Flow Statement Information:
Interest paid, including capitalized interest of $19, $58, and $136 respectively	$5,994	$6,660	$6,660
Income taxes (received) paid	$955	$(7,057)	$2,801

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1:   Organization and Significant Accounting Policies

Nature of Business and Organization

KEMET Corporation which together with its subsidiaries is referred to herein as “KEMET” or the “Company” is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, and solid aluminum capacitors. The Company is headquartered in Simpsonville, South Carolina, and has manufacturing plants located in South Carolina, Mexico, Portugal and China. Additionally, the Company has wholly-owned foreign subsidiaries which primarily provide sales support for KEMET’s products in foreign markets.

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

Basis of Presentation

Certain amounts for fiscal year 2006 have been reclassified to conform with the fiscal year 2007 presentation.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents of $168.4 million and $49.8 million at March 31, 2007 and 2006, respectively, consist of money market accounts and investment-grade commercial paper with an initial term of less than three months. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax (“VAT”) registration in The Netherlands. The bank guarantee is in the amount of EUR 1.5 million. A corresponding interest-bearing deposit was placed with a European bank. The deposit is in KEMET’s name and KEMET receives all interest earned by this deposit. However, this deposit is pledged to the European bank, and the bank can use the money should a valid claim be made. The bank guarantee has no expiration date.

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

The Company’s equity investment in a public company was classified as available-for-sale securities at March 31, 2006 and was carried at fair value with unrealized gains and losses net of tax, reported as a separate component of Accumulated other comprehensive income/(loss) until realized. This equity investment was sold in January 2007. The available-for-sale securities are intended to be held for an indefinite period but may be sold in response to unexpected future events. The Company has an equity investment with less than 20% ownership interest in a privately-held company. The Company does not have the ability to exercise significant influence over this company, and the investment is accounted for under the cost method. All of the aforementioned investments are included in “Short-term investments,” “Investments in U.S. government marketable securities,” or “Investments in affiliates” on the Consolidated Balance Sheets.

A decline in market value of any securities below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to income/(loss) and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Derivative Financial Instruments

Derivative financial instruments have been utilized by the Company to reduce exposures to volatility of foreign currencies and commodities impacting the cost of its products and to convert its fixed rate debt to a floating rate basis.

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative financial instruments not designated as a hedge, changes in fair value are recognized in income/ (loss). For derivatives designated as

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

cash flow hedges, to the extent effective, changes in fair value are recognized in Accumulated other comprehensive income/(loss) until the hedged item is recognized in income/(loss). Ineffectiveness is recognized immediately in income/(loss). For derivatives designated as fair value hedges, changes in fair value are recognized in income/(loss).

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined by the “first-in, first-out” (FIFO) method. The Company has consigned inventory at certain customer locations totaling $5.0 million and $3.8 million at March 31, 2007 and 2006, respectively.

Property and Equipment

Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires entities to test long-lived assets, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of such assets. An impairment loss would be recognized for an asset that is assessed as being impaired. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those items include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Fair market value is based on the discounted cash flows that the assets will generate over their remaining useful lives. The Company recorded $12.1million, and $108.7 million in impairment losses for the fiscal years ended March 31, 2006, and 2005, respectively. See Note 13 for a further discussion on these impairment losses.

Goodwill and Intangible Assets

The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. See Note 2, “Goodwill and Intangible Assets” for a discussion of the adoption of SFAS No. 142 and the annual goodwill and other identifiable intangible assets impairment tests.

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

KEMET performs its annual impairment test during the first quarter of each fiscal year and when otherwise warranted. KEMET performed this impairment test in the quarters ended June 30, 2007 and 2006 and concluded that no goodwill impairment existed.

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

Other Assets

Other assets consist principally of the funding related to pensions in Europe and convertible debt issuance costs.

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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

Stock-based Compensation

Prior to April 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for stock options. Under APB No. 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair value of the underlying stock on the date of grant. The Company elected the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided pro forma disclosure of earnings as if stock compensation were recognized on a fair-value basis. Since the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company’s Consolidated Statements of Operations prior to fiscal year 2007. If compensation cost would have been determined based on the fair value at the date of grant under SFAS No. 123 (R), “Share-Based Payment,” pro forma net income/(loss) and income/(loss) per share would have been as follows (dollars in thousands, except per share amounts):

		Fiscal Years ended March 31,
		2006	2005
Net income/(loss) as reported		$375	$(174,094)
Less stock-based compensation expense determined under fair-value-based methods		(5,493)	(5,206)
Pro forma net income/(loss)		$(5,118)	$(179,300)
Net income/(loss) per share:
Basic	As reported	$0.00	$(2.01)
	Pro forma	$(0.06)	$(2.07)
Diluted	As reported	$0.00	$(2.01)
	Pro forma	$(0.06)	$(2.07)

The pro forma amounts indicated above recognize compensation expense on a straight-line basis over the vesting period of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 5 years for 2006 and 2005; a risk-free interest rate of 4.3% for fiscal year 2006 and 2.2% for fiscal year 2005; expected volatility of 43.8% for fiscal year 2006 and 35.3% for fiscal year 2005; and a dividend yield of 0.0% for both fiscal years.

In the first fiscal quarter 2007, the Company implemented SFAS No. 123(R), “Share-Based Payment.” This standard requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

Concentrations of Credit and Other Risks

The Company sells to customers located throughout the United States and the world. Credit evaluations of its customers’ financial conditions are performed periodically, and the Company generally does not require collateral from its customers. Two customers each accounted for more than 10% of net sales in the fiscal years ended March 31, 2007, 2006, and 2005. There were no customers’ accounts receivable balances exceeding 10% of the gross accounts receivable total at March 31, 2007 and 2006.

The Company, as well as the industry, utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to the end-users. For the fiscal years ending March 31, 2007, 2006, and 2005, net sales to electronics distributors accounted for 53.8%, 58.0%, and 52.0%, respectively, of the Company’s total net sales.

The Company has the majority of its manufacturing being performed in Mexico where 68% of the Company’s employees work at March 31, 2007. Of this 68%, approximately 82% of these employees are unionized as required by Mexican law.

Foreign Subsidiaries

Financial statements of certain of the Company’s foreign subsidiaries are prepared using the U.S. dollar as their functional currency. Translation of these foreign operations, as well as gains and losses from non-U.S. dollar foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are reported in the Consolidated Statements of Operations.

Translation of other foreign operations to U.S. dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Such translation gains or losses are recognized as a component of equity in Accumulated other comprehensive income/(loss).

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of net income/(losses), foreign currency translation gains/(losses), unrealized gains/(losses) from available-for-sale securities, and SFAS No. 158 postretirement liability adjustment, and unrealized gains/(losses) from cash flow hedges and is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss).

Accumulated other comprehensive income/(loss) contained in the stockholders’ equity section of the Consolidated Balance Sheets consisted of the following:

	March 31,
	2007	2006
Currency forward contract income, net	$854	$—
Currency translation income/(loss)	7,263	(8)
Unrealized securities income, net	—	627
Unrealized investment loss	(1,092)	(2,962)
Effects of SFAS No. 158	23,393	—
Total accumulated other comprehensive income/(loss)	$30,418	$(2,343)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

The currency forward contract (gains)/losses, net of income tax (benefit)/expense, were $(854.0), $0.0 and $112.0 at March 31, 2007, 2006, and 2005, respectively. There was no income tax impact on unrealized securities losses at March 31, 2007, 2006, and 2005, respectively.

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

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction. The Company establishes reserves for its SFSD program based primarily on the actual inventory levels of certain distributor customers. The actual inventory levels at these distributors comprise 91% to 95% of the total global distributor inventory related to customers who participate in the SFSD Program. The remaining 5% to 9% is estimated based on actual distributor customer inventory and current sales trends. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date. Should the distributors increase inventory levels, the estimation of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount. However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

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

	March 31,
	2007	2006
Ship from stock and debit	$10,385	$11,117
Sales returns	1,490	3,187
Price protection	9	1,642
Other	111	184
Allowance for SFSD, customer returns, price protection, and other	11,995	16,130
Allowance for doubtful accounts	274	250
Total account receivable allowances	$12,269	$16,380

The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of Net sales for March 31, 2007, 2006, and 2005. The Company recognizes warranty costs when identified.

Shipping and Handling Costs

The Company’s shipping and handling costs are reflected in Cost of goods sold in the Consolidated Statements of Operations. Shipping and handling costs were $9.2 million, $8.6 million, and $9.3 million in the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

Exit Costs

The Company applies the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002.

Income/(Loss) per Share

The Company calculates income/(loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income/(loss) per share is computed using the weighted-average number of shares outstanding. Diluted income/(loss) per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and for any put options issued by the Company, if such effects are dilutive.

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

Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under SFAS No. 133. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 155 will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1:   Organization and Significant Accounting Policies (Continued)

participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In December 2006, the FASB issued FSP EITF No. 00-19-2 “Accounting for Registration Payment Arrangements.” EITF No. 00-19-2 requires companies that agree to register securities to recognize a liability separately from the related security if a payment to investors for failing to fulfill the agreement is probable and its amount can be reasonably estimated. Arrangements that were entered into before the literature was issued become subject to its guidance for fiscal years beginning after December 15, 2006. KEMET Corporation (“the Registrant”) issued convertible debt in November 2006 in the amount of $175.0 million. In conjunction with this offering, the Registrant agreed to a registration rights provision by which the Registrant would file a shelf registration statement under the Securities Act not later than 120 days after the first date of original issuance of the notes. If the Registrant did not register the debt within 120 days, the Registrant would have had to pay an additional 0.25% of interest per annum for the first 90 days after the 120 day period and 0.50% per annum thereafter. The Registrant filed a shelf registration statement within the 120 day period.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Note 2:   Goodwill and Intangible Assets

The Company applies the provisions of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. In addition, any unamortized negative goodwill must be written off at the date of adoption.

In connection with SFAS No. 142, the Company performed impairment tests of its goodwill and other identifiable intangible assets including indefinite-lived trademarks, as well as patents and technology that have definite lives and will continue to be amortized.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2:   Goodwill and Intangible Assets (Continued)

For purposes of determining the fair value of its trademarks, the Company utilizes a discounted cash flow model which considers the costs of royalties in the absence of trademarks owned by the Company. Based upon the Company’s analysis of legal, regulatory, contractual, competitive and economic factors, the Company deemed that trademarks, which consist of the KEMET and KEMET Charged trade name and logo, have an indefinite useful life because they are expected to contribute to cash flows indefinitely.

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting units as defined under SFAS No. 142, with carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. In the first fiscal quarter 2006, the Company determined fair value based on a market approach which incorporates quoted market prices of the Company’s common stock and the premiums offered to obtain controlling interest for companies in the electronics industry.

KEMET performs its impairment test during the first quarter of each fiscal year and when otherwise warranted. KEMET performed this impairment test in the quarters’ ended June 30, 2006 and 2005 and concluded that no goodwill impairment existed. Due to the asset impairment that the Company recorded in March 2005, the Company also performed a goodwill impairment test as of March 31, 2005. No impairment existed.

In fiscal year 2007, the Company acquired the tantalum business unit of EPCOS, for a purchase price of approximately $105.8 million. The acquisition included the EPCOS tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. With this purchase the Company recorded approximately $6.1 million of goodwill, of which approximately $0.03 million is amortizable for tax. Also, the Company recorded approximately $0.4 million of trademarks, $1.6 million of patents and $0.8 million of noncompete agreement. The noncompete agreement is amortized using the straight line method over five years. All of the above costs are related to Tantalum.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2:   Goodwill and Intangible Assets (Continued)

The following chart highlights the Company’s goodwill and intangible assets:

	March 31, 2007		March 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized Intangibles:
Goodwill	$36,552		$30,471
Trademarks	7,617		7,181
Unamortized intangibles	44,169		37,652
Amortized Intangibles:
Patents and technology—5-25 years	16,297	$10,351	14,655	$9,452
Other—5-10 years	1,725	1,028	914	792
Amortized intangibles	18,022	11,379	15,569	10,244
	$62,191	$11,379	$53,221	$10,244

	Amortization Expense Fiscal Years ended March 31,
	2007	2006	2005
Patents and technology	$899	$903	$1,001
Other	236	103	104
	$1,135	$1,006	$1,105

The expected amortization expense for the fiscal years ending March 31, 2008, 2009, 2010, 2011 and 2012 is $1,105, $751, $637, $618, and $400, respectively.

Note 3: Debt

Senior Notes

In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven purchasers of the Senior Notes. The Senior Notes have a final maturity date of May 4, 2010, and began amortizing on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The aggregate maturities of the debt subsequent to March 31, 2007, follow: 2008, $20,000; 2009, $20,000; 2010, $20,000; and 2011, $20,000.

The Company is subject to restrictive covenants under its Note Purchase Agreement which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related principally to funded debt and net worth. At March 31, 2007, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company’s wholly-owned subsidiaries.

The Company had interest payable related to the Senior Notes, included in Accrued expenses, on its Consolidated Balance Sheets of $2.2 million and $2.7 million at March 31, 2007 and 2006, respectively.

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

The Company received net proceeds from the sale of the Notes of approximately $170.2 million, after deducting discounts and estimated offering expenses of approximately $4.8 million. Net proceeds from the sale were used to repurchase approximately 3.3 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Notes offering). Approximately $4.8 million in debt issuance costs related to the Notes have been recorded as Other assets in the accompanying Consolidated Balance Sheets. Debt issuance costs are being amortized over a period of five years.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Debt (Continued)

The terms of the Notes are governed by the Indenture. The Notes mature on November 15, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime after November 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including additional interest, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on November 15, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase. The Notes are convertible into Common Stock at a rate equal to 30.95 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $9.70 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Common Stock with respect to the remainder. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s own stock’’, the contingent conversion feature was not required to be bifurcated and accounted for separately under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities’’.

If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The Company will pay a make-whole premium on the Notes converted in connection with any fundamental change that occurs prior to November 20, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates. No make-whole premium will be paid if the price of the common stock on the effective date of the fundamental change is less than $7.46. Any make-whole premium will be payable in shares of common stock (or the consideration into which the Company’s common stock has been exchanged in the fundamental change) on the conversion date for the Notes converted in connection with the fundamental change.

The carrying amount of the Notes approximates fair value.

The Company had interest payable, included in Accrued expenses, on its Consolidated Balance Sheets of approximately $1.6 million at March 31, 2007.

Other

In April 2002, the Company entered into an Offering Basis Loan Agreement (the “Loan Agreement”) with a bank. The Loan Agreement is an uncommitted credit facility which allows the Company to request borrowings in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing. As of March 31, 2007 and 2006, the Company had no borrowings under this arrangement.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4:   Other Non-Current Obligations

Non-current obligations are summarized as follows:

	March 31,
	2007	2006
Deferred compensation (note 5)	$2,051	$1,628
Accrued postretirement medical plan liability (note 6)	14,793	41,744
Inventory supply agreement (note 10)	2,231	—
Environmental liabilities and other	512	767
Other non-current obligations	$19,587	$44,139

Note 5:   Employee Pension and Savings Plans

Until March 1, 2004, the Company had a non-contributory pension plan (“Pension Plan”) which covered substantially all employees in the United States who met age and service requirements. The Pension Plan provided defined benefits that were based on years of credited service, average compensation (as defined), and the primary social security benefit. The effective date of the Pension Plan was April 1, 1987. Effective March 1, 2004, the Company terminated the Pension Plan through a combination of lump-sum payments to participants and the purchase of non-participating annuity contracts. As a result of the termination and settlement, the Company had no U.S. pension plan-related assets or liabilities at March 31, 2007. The measurement date used to determine Pension Plan benefits was March 31.

The cost of pension benefits under the Pension Plan was determined by management using the “projected unit credit” actuarial cost method.

Components of net periodic pension cost include the following:

	Fiscal Years ended March 31,
	2007	2006	2005
Settlement charge	$—	$—	$618
Total net periodic pension cost	$—	$—	$618

The settlement charge was a result of the termination of the Pension Plan, effective March 1, 2004.

Due to the termination of the Pension Plan in March 2004, the disclosure regarding the weighted-average assumptions used to determine the projected benefit obligation at the measurement date and the net periodic cost for the Pension Plan is not applicable.

The Company also has non-U.S. pension plans that are insignificant and therefore, not disclosed.

The Company sponsored an unfunded deferred compensation plan for key managers until July 1, 2003 when the plan was curtailed. This Pension Plan was non-qualified and provided certain key employees defined pension benefits which would equal those provided by the Company’s non-contributory pension plan if the plan were not limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Expenses related to the deferred compensation plan totaled $0 in fiscal years 2007, 2006

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5:   Employee Pension and Savings Plans

and 2005. The plan was terminated on June 30, 2004, and all participants received a one-time, cash settlement payment representing the value of their vested benefit on that date.

The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows employees to contribute to the plan. Expenses related to the deferred compensation plan totaled $743 in fiscal year 2007, $658 in fiscal year 2006, and $887 in fiscal year 2005. Total benefits accrued under this plan were $2,051 at March 31, 2007 and $1,628 at March 31, 2006.

In addition, the Company has a defined contribution plan (the “Savings Plan”) in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant’s compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make matching contributions to the Savings Plan up to six percent of the employee’s salary. The Company contributed $2,173 in fiscal year 2007, $2,085 in fiscal year 2006, and $2,614 in fiscal year 2005. As part of the Savings Plan, employees may elect to purchase KEMET stock. For fiscal years 2007, 2006, and 2005, the Savings Plan purchased 52,053, 79,314, and 69,885 shares, respectively.

Note 6:   Postretirement Medical and Life Insurance Plans

The Company provides health care and life insurance benefits for certain retired United States employees who reach retirement age while working for the Company. The components of the expense for postretirement medical and life insurance benefits are as follows:

	Fiscal Years ended March 31,
	2007	2006	2005
Service cost	$379	$521	$975
Interest cost	1,540	1,576	3,062
Amortization of actuarial loss	—	—	269
Amortization of prior service cost	(1,727)	(1,585)	—
Total net periodic benefits cost	$192	$512	$4,306

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6:   Postretirement Medical and Life Insurance Plans (Continued)

A reconciliation of the postretirement medical and life insurance plans’ projected benefit obligation, fair value of plan assets, and funding status is as follows:

	March 31,
	2007	2006
Projected benefit obligation:
Net obligation at beginning of fiscal year	$26,973	$53,556
Service cost	379	521
Interest cost	1,540	1,576
Plan participants’ contributions	1,719	—
Plan amendments	(10,603)	(15,132)
Actuarial (gain)/loss	254	(11,422)
Gross benefits paid	(3,654)	(2,126)
Net benefit obligation at end of fiscal year	$16,608	$26,973
Fair value of plan assets:
Fair value of plan assets at beginning of fiscal year	$—	$—
Employer contributions	1,935	2,126
Plan participants’ contributions	1,719	—
Gross benefits paid	(3,654)	(2,126)
Fair value of plan assets at end of fiscal year	$—	$—
Funding status:
Funded status at end of fiscal year	$(16,608)	$(26,973)
Unrecognized net actuarial loss	—	(1,224)
Unrecognized prior service cost	—	(13,547)
Net accrued benefit liability	$(16,608)	$(41,744)

The Company expects to make no contributions to fund plan assets in fiscal year 2008 as the Company’s policy is to pay benefits as cost are incurred.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6:   Postretirement Medical and Life Insurance Plans (Continued)

At March 31, 2007, the Company has implemented the requirements of SFAS No. 158. Under SFAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset for overfunded plans or a liability for underfunded plans, replacing the accrued or prepaid asset currently recorded and reversing any amounts previously recorded with respect to any additional minimum pension liability. Below is a summary of the effect of applying SFAS No. 158 on individual items on our Consolidated Balance Sheets:

	Before		After
	application of		application of
	SFAS No. 158	Adjustments	SFAS No. 158
Liabilities:
Accrued expenses	$—	$1,815	$1,815
Total current liabilities	—	1,815	1,815
Postretirement benefits and other non-current obligations	40,001	(25,208)	14,793
Total liabilities	40,001	(23,393)	16,608
Stockholders’ equity:
Accumulated other comprehensive income/(loss)	—	23,393	23,393
Total stockholders’ equity	$—	$23,393	$23,393

Prior to the adoption of SFAS No. 158, the Company updated the balance sheet to reflect any necessary adjustments for fiscal year 2007 under previous accounting guidance. The figures in the column of the table above labeled “Before application of SFAS No. 158” reflect these updated balances.

In fiscal year 2007, the Company made certain changes in the plan. Effective on March 31, 2007:

(1)         Current retirees under the age of 65 will no longer be eligible for subsidized life insurance benefits. Any life insurance benefits that are retained will be paid 100% by the retiree.

(2)         Current retirees under the age of 65 will no longer be eligible for the monthly medical supplement once age 65 is reached.

Beginning in May 2005, the Company increased the required premium requirements for the retirees due to the continuing health care cost increases.

Each of these changes has been factored into the following benefit payments schedule for the next five years and thereafter. The Company expects to have benefit payments in the future as follows:

	2008	2009	2010	2011	2012	Thereafter
Expected benefit payments	$1,815	$1,778	$1,756	$1,697	$1,711	$6,687

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6:   Postretirement Medical and Life Insurance Plans (Continued)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the postretirement medical and life insurance plan:

	Fiscal Years ended March 31,
	2007	2006	2005
Projected benefit obligation:
Discount rate	6.10%	6.10%	5.75%
Rate of compensation increase	N/A	4.00%	4.00%
Net periodic benefit cost:
Discount rate	6.10%	5.75%	6.00%
Rate of compensation increase	0.00%	4.00%	4.00%
Expected return on Plan assets	0.00%	0.00%	0.00%
Health care cost trend on covered charges	9.00 decreasing to ultimate trend of 5% in 2014%	9.00 decreasing to ultimate trend of 5% in 2013%	9.50 decreasing to ultimate trend of 5% in 2013%
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components	$87	$86	$263
—On post-retirement benefits obligation	$546	$865	$2,758
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components	$(76)	$(75)	$(231)
—On postretirement benefits obligation	$(498)	$(773)	$(2,466)

The measurement date used to determine postretirement benefits is March 31.

The Company evaluated input from its third party actuary to determine the appropriate discount rate. The determination of the discount rate is based on various factors such as the rate on bonds, term of the expected payouts, and long-term inflation factors.

Note 7:   Income Taxes

The components of income/(loss) before income taxes consist of:

	Fiscal Years ended March 31,
	2007	2006	2005
Domestic	$(15,912)	$(23,966)	$(181,366)
Foreign	23,372	11,866	9,157
Income/(loss) before income taxes	$7,460	$(12,100)	$(172,209)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7:   Income Taxes (Continued)

The provision for income tax expense (benefit) is as follows:

	Fiscal Years ended March 31,
	2007	2006	2005
Current
Federal	$—	$(13,453)	$(2,872)
State and local	(102)	271	(1,069)
Foreign	1,964	1,394	3,274
	1,862	(11,788)	(667)
Deferred
Federal	—	—	2,403
Foreign	(1,299)	(687)	149
	(1,299)	(687)	2,552
Provision for income taxes	$563	$(12,475)	$1,885

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years ended March 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal taxes	30.9%	(16.3)%	(4.8)%
Effect of foreign operations	(42.1)%	(11.9)%	0.1%
Tax exposure releases	(16.3)%	(110.5)%	—
Tax credits	(31.5)%	(20.4)%	(1.8)%
Permanent items	64.6%	(4.6)%	(2.7)%
Change in valuation analysis	(45.0)%	95.5%	50.9%
Other	11.9%	0.1%	(5.6)%
Effective income tax rate	7.5%	(103.1)%	1.1%

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7:   Income Taxes (Continued)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$118,076	$120,511
Employee benefits	18,047	18,118
Sales and inventories allowances	10,296	10,057
Other	17,750	6,055
Gross deferred tax assets	164,169	154,741
Less valuation allowance	(134,147)	(120,319)
Net deferred tax assets	30,022	34,422
Deferred tax liabilities:
Depreciation and differences in basis	(22,657)	(31,818)
Tax effect of hedging	(299)	—
Amortization of intangibles	(403)	(608)
Non-amortized intangibles	(2,522)	(2,515)
Other	(596)	(986)
Gross deferred tax liabilities	(26,477)	(35,927)
Net deferred income tax assets/(liabilities)	$3,545	$(1,505)

As of March 31, 2007 March 31, 2006, and March 31, 2005 the Company’s gross deferred tax assets are reduced by a valuation allowance of $134,147, $120,319 and $106,580, respectively, due to negative evidence indicating that a valuation allowance is required under SFAS No. 109. The valuation allowance increased by $13,828 during the fiscal year ended March 31, 2007, principally due to new net operating loss carryforwards and the valuation allowance reducing the gross deferred tax assets on the Portugal balance sheet of the acquired EPCOS tantalum business.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2007. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net deferred income tax asset/(liability) is reflected in the accompanying fiscal years 2007 and 2006 Consolidated Balance Sheets as a $5,181 and $4,647 current asset and a $1,636 and $6,152 non-current liability, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7:   Income Taxes (Continued)

As of March 31, 2007, the Company has U.S. net operating loss carryforwards for federal and state income tax purposes of approximately $270 million and $289 million, respectively. These net operating losses are available to offset future federal and state taxable income, if any, through 2027. Certain of the Company’s foreign subsidiaries in Switzerland, Portugal and Australia had deferred tax assets for tax net operating loss and capital loss carryforwards totaling $13.1 million. There is a greater likelihood of not realizing the future tax benefits of these deferred tax assets and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. To the extent that acquired Portugese deferred tax assets other than tax credits, will be utilized in the future, goodwill and then other acquired intangibles will be reduced by $9.4 million.

At March 31, 2007, $0.4 million of the $118.1 million deferred tax asset for net operating losses represented losses generated by stock option deductions in excess of book expense. The valuation allowance related to the $0.4 million deferred tax asset generated by stock option deductions would be credited to equity when recognized.

During fiscal year 2006, the Company received outstanding U.S. Federal income tax refunds and related interest of $11.1 million due to the finalization of an Internal Revenue Service audit related to fiscal years 1997 through 2003. Because of the finalization of the audit, a $12.1 million tax benefit was recognized relating to prior tax contingencies which were not realized. The Company also recognized a $1.5 million tax benefit due to transfer pricing adjustments from 2000 through 2004 related to its Mexican subsidiary.

Deferred tax expense (benefit) of $0, $0 and $120 was attributed to Accumulated other comprehensive income/ (loss) for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

At March 31, 2007, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. The Company has approximately $43 million of unremitted foreign earnings. No current plans are expected for repatriation and no deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Note 8:   Stock Option Plans

On April 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and restricted stock.

In adopting SFAS No. 123(R), the Company elected the modified prospective application transition method as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the fiscal year ended March 31, 2007 was $6.8 million.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8:   Stock Option Plans (Continued)

Employee Stock Options

At March 31, 2007, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s shareholders. These plans authorized the grant of up to 8.1 million shares of the Company’s common stock. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in the near future. Options issued under these plans vest in one or two years and expire ten years from the grant date.

Employee stock option activity for the fiscal year ended March 31, 2007 is as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at April 1, 2006	4,549	$11.15
Granted	440	7.60
Exercised	(88)	6.95
Forfeited	(115)	6.93
Expired	(267)	13.67
Outstanding at March 31, 2007	4,519	$10.84	6.3	$1.0
Exercisable at March 31, 2007	3,036	$12.64	5.0	$0.3

The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Fiscal year ended March 31,
	2007	2006
Assumptions:
Dividend yield	0.00%	0.00%
Expected volatility	43.49%	43.80%
Risk-free interest rate	4.00%	4.25%
Expected option lives in years	6.0	5.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was six years and five years for the fiscal year ended March 31, 2007 and 2006, respectively. The six-year expected term is based on the safe harbor calculation which considers the weighted-average vesting, contractual term and two-year cliff vesting. The weighted-average grant-date fair value of options granted during the fiscal year ended March 31, 2007 and 2006 was $3.85 and $3.21 per share, respectively. The compensation expense associated with these three stock option plans was approximately $ 2.1 million for the fiscal year ended March 31, 2007 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded for the fiscal year ended March 31, 2006.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8:   Stock Option Plans (Continued)

The total intrinsic value of options exercised during the fiscal year ended March 31, 2007 and 2006 was $0.2 million and $0.4 million, respectively. Total unrecognized compensation cost related to non-vested options was $1.8 million as of March 31, 2007. This cost is expected to be recognized over a weighted-average period of two years. During the fiscal year ended March 31, 2007 approximately 36,000 shares vested with a total fair value of approximately $0.1 million.

Restricted Stock

At December 31, 2006, the Company had issued restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer vests immediately. The weighted-average contractual term on restricted stock is indefinite. Restricted stock activity for the fiscal year ended March 31, 2007 is as follows:

	Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Outstanding at April 1, 2006	10	$6.48
Granted	67	10.19
Exercised or repurchased	(12)	10.75
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2007	65	$9.65	$0.6

The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $0.1 million and to the Chief Executive Officer was approximately $0.6 million for the fiscal year ended March 31, 2007 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded for the fiscal year ended March 31, 2006.

Total unrecognized compensation cost related to non-vested restricted stock was $0.04 million as of March 31, 2007. This cost is expected to be recognized over a weighted-average period of four months.

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

Performance Vesting Stock Options

At March 31, 2007, the Company had issued 500,000 performance awards to the Chief Executive Officer which will entitle the holder to receive shares of common stock if and when the stock price maintains certain thresholds as compared to a peer group index in May 2008. These awards are open ended until they vest and will have a ten-year life after vesting or will expire on the third year following

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8:   Stock Option Plans (Continued)

retirement, whichever comes first. At March 31, 2007, none of these awards have vested due to the stock price not having reached the first exercise threshold. The weighted-average contractual term on performance stock awards is indefinite.

Performance stock award activity for the fiscal year ended March 31, 2007 is as follows:

	Shares	Weighted- average Exercise Price
(in thousands)
Outstanding at April 1, 2006	500	$8.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2007	500	$8.05
Exercisable at March 31, 2007	—	$—

The Company measures the fair value of each performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

	Fiscal year ended March 31,
	2007	2006
Assumptions:
Dividend yield	0.0%	0.00%
Expected volatility	49.16%	49.16%
Risk-free interest rate	4.50%	4.50%
Expected option lives in years	6.0	6.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock.

The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years and ten years for the fiscal years ended March 31, 2007 and 2006, respectively. The weighted-average grant-date fair value of awards granted during the fiscal years ended March 31, 2007 and 2006 was $0.68 per share. The compensation expense associated with the performance stock was approximately $2.8 million for the fiscal year ended March 31, 2007 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded during the fiscal year ended March 31, 2006.

Performance Stock Awards

At March 31, 2007, the Company had issued 345,086 performance awards which will entitle the holders to receive 172,543 shares of common stock in May 2008 if certain performance measures are met

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8:   Stock Option Plans (Continued)

as compared to a peer group index and to receive 172,543 shares if the Company met a prescribed two year earnings per share target. These awards vest on the measurement date of May 15, 2008, and can be achieved exclusively. The weighted-average contractual term on performance awards is indefinite. Performance award activity for the fiscal year ended March 31, 2007 is as follows:

	Shares	Weighted average Issuance Price
(in thousands)
Outstanding at April 1, 2006	—	$—
Granted	345	8.36
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2007	345	$8.36
Exercisable at March 31, 2007	—	$—

The Company measures the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Fiscal Year ended March 31, 2007
Assumptions:
Dividend yield	0.0%
Expected volatility	37.99%
Risk-free interest rate	4.81%
Expected award lives in years	1.5

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a three-year historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was for the fiscal year ended March 31, 2007. The weighted-average grant-date fair value of performance awards granted for the fiscal year ended March 31, 2007 was $1.62 per share. The compensation expense associated with the performance awards was approximately $1.2 million for fiscal year ended March 31, 2007 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. No compensation expense was recorded in the fiscal year ended March 31, 2006. The Company assessed the likelihood of meeting the earnings per share performance stock award and deemed that for the fiscal year ended March 31, 2008, the target will be achieved. The compensation costs of these awards will be expensed over the next four quarters ending March 31, 2008. The Company will continue to monitor the likelihood of whether the earnings per share target will be met and will adjust the compensation expense to match expectations.

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

In the Operating activities of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the fiscal year ended March 31, 2007. No tax benefit was realized from stock options exercised during the fiscal year ended March 31, 2006.

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

Tantalum Business Unit

Tantalum operates in six manufacturing sites in the United States, Mexico, Portugal, and China. This business unit produces tantalum and aluminum capacitors. The business unit also maintains a product innovation center in the United States.

Ceramics Business Unit

Ceramics operates in three manufacturing locations in Mexico and China. This business unit produces ceramic capacitors. In addition, the business unit also has a product innovation center in the United States.

The following tables summarize information about each segment’s net sales, operating income/(loss), depreciation and amortization and total assets:

	Fiscal Years ended March 31,
	2007	2006	2005
Net sales:
Tantalum	$424,203	$292,234	$248,367
Ceramics	234,511	197,872	176,971
Total	$658,714	$490,106	$425,338
Operating income/(loss):
Tantalum	$1,301	$7,879	$(61,727)
Ceramics	4,563	(18,075)	(113,115)
Total	$5,864	$(10,196)	$(174,842)
Depreciation/amortization expenses:
Tantalum	$26,294	$20,043	$37,218
Ceramics	13,766	16,207	31,020
Total	$40,060	$36,250	$68,238

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9:   Segment and Geographic Information (Continued)

	March 31,
	2007	2006
Total assets:
Tantalum	$609,902	$418,550
Ceramics	333,624	329,768
Total	$943,526	$748,318

The following highlights our net sales by geographic location:

	Fiscal Years ended March 31, (1)
	2007	2006	2005
United States	$195,213	$188,079	$172,707
China	178,116	108,501	74,834
Germany	61,837	37,905	36,147
Asia Pacific (2)	57,730	43,685	40,171
Singapore	42,937	38,385	26,313
Mexico	17,590	17,667	19,336
Other countries (3)	105,291	55,884	55,830
	$658,714	$490,106	$425,338

(1) — Revenues are attributed to countries or regions based on the location of the customer. The Company sold $93,794 and $70,957 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2007. The Company sold $85,095 and $58,798 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2006. The Company sold $66,494 and $57,300 to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2005.

(2) — Only Malaysia exceeded 5% of consolidated net sales in 2005 ($21.3 million). For fiscal years 2007 and 2006, no country considered part of Asia Pacific exceeded 5% of consolidated net sales.

(3) — No country included in this caption exceeded 5% of consolidated net sales for 2007, 2006, and 2005.

The following geographic information includes long-lived assets, including property held for sale, based on physical location:

	March 31,
	2007	2006
United States	$67,682	$64,220
Mexico	158,846	178,772
Europe	102,931	—
China	34,666	27,017
Other	2,956	302
	$367,081	$270,311

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10:   Commitments

(a)  The Company has agreements with distributors and certain other customers that, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable (Note 11). The Company adjusts sales for anticipated returns and price protection changes based on historical experience. Charges against sales in fiscal year 2007, fiscal year 2006, and fiscal year 2005 were $74,247, $80,426, and $68,821, respectively. Actual applications against the allowances in fiscal year 2007, fiscal year 2006, and fiscal year 2005 were $78,996, $79,371, and $71,771, respectively.

(b) On December 10, 2002, the Company announced that it had agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation (“Cabot”). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term through calendar year 2006. As the prices of tantalum powder and tantalum wire products decreased, the Company recorded purchase commitment losses as well as inventory losses (if the inventory was on hand). In fiscal year 2004 and fiscal year 2003, KEMET recorded losses of $12,355 and $40,833, respectively. In fiscal year 2005, the Company renegotiated the agreement with Cabot and accordingly reversed $11,767 of the previously recorded commitment losses. As of March 31, 2006, the Company had purchased the entire inventory that was committed to be purchased under the original agreement. The Company has assumed a supply agreement with Cabot resulting from the acquisition of the EPCOS tantalum business unit on April 13, 2006. This contract extends through September 2007. The Company recorded an unfavorable contract provision on the opening balance sheet. The following reconciliation of the beginning and ending balances included in this liabilities section of the Consolidated Balance Sheets is as follows:

	March 31,
	2007	2006
Beginning of fiscal year	$—	$5,483
Assumed in acquisition	6,921	—
Costs paid or settled	(4,690)	(5,483)
End of fiscal year	$2,231	$—

Finally, in fiscal year 2005, the Company cancelled silver and palladium purchase commitments with other suppliers totaling $6.6 million. No gain or loss was recognized as a result of these cancellations. The Company has no future commitments for these raw materials.

(c)  The Company’s leases are primarily for distribution facilities or sales offices that expire principally between 2008 and 2010. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were approximately $4,405 in fiscal year 2007, $3,815 in fiscal year 2006, and $4,157 in fiscal year 2005.

During fiscal year 2005, the Company subleased to a third party a 60,000 square foot facility and has leased back 5,000 square feet of this facility. Annual rental income from the sublease was included in the Consolidated Statements of Operations and was $229, $213 and $30 for fiscal years 2007, 2006 and 2005, respectively. The sublease rental expense was $118, $118 and $20 for fiscal years 2007, 2006 and 2005, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10:   Commitments (Continued)

Future minimum lease payments over the next five fiscal years and thereafter under non-cancelable operating leases at March 31, 2007, are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Minimum lease payments	$2,458	$1,393	$887	$574	$371	$1,140	$6,823
Sublease rental income	(230)	(237)	(238)	(238)	(238)	(776)	(1,957)
Net minimum lease payments	$2,228	$1,156	$649	$336	$133	$364	$4,866

Note 11:   Supplemental Balance Sheets and Statements of Operations Detail

		March 31,
		2007	2006
Accounts receivable:
Trade		$103,261	$78,082
Other		17,838	6,755
		121,099	84,837
Less:
Allowance for doubtful accounts		274	250
Allowance for SFSD, price protection, customer returns and other (note 10)		11,995	16,130
Net accounts receivable		$108,830	$68,457
Property and equipment:	Useful life
Land and land improvements	20 years	$12,129	$9,559
Buildings	20-40 years	130,131	96,855
Machinery and equipment	10 years	804,534	661,228
Furniture and fixtures	4-10 years	50,732	42,727
Construction in progress	—	34,279	20,930
Total property and equipment		1,031,805	831,299
Accumulated depreciation		(682,631)	(578,270)
Net property and equipment		$349,174	$253,029
Accrued expenses:
Salaries, wages, and related employee costs		$26,462	$15,651
Vacation		8,474	4,533
Inventory supply agreement (note 10)		2,231	—
Property taxes		1,139	1,359
Current portion of postretiree medical		1,815	—
Other including restructuring (note 13)		9,656	10,760
Total accrued expenses		$49,777	$32,303

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11:   Supplemental Balance Sheets and Statements of Operations Detail (Continued)

	Fiscal Years ended March 31,
	2007	2006	2005
Other (income)/expense:
Interest rate swaps	$—	$—	$980
Foreign exchange transaction gain	(2,610)	—	—
Gain on sale of equity investment	(1,373)	—	—
Loss on sale of securities	964	—	—
Loss on write down of equity investment to market	—	783	945
Unrealized foreign currency exchange loss	—	—	300
Life insurance proceeds	—	—	(5,000)
Loss on disposal of fixed assets	159	—	—
Convertible debt amortization	388	—	—
Other	(15)	133	(74)
Net other (income)/expense	$(2,487)	$916	$(2,849)

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

KEMET has also been named as a PRP at a hazardous waste disposal site in York County, South Carolina. The former operator of the site declared bankruptcy in 2003 and subsequently entered into a settlement agreement with the Environmental Protection Agency and the South Carolina Department of Health and Environmental Control. KEMET has established what it considers to be an appropriate reserve of approximately $300,000 in conjunction with the projected site clean up costs.

In April 2006, Kuhnke GmbH, a manufacturer of electronic controls based in Germany, filed a law suit against KEMET and one of our German distributors. The law suit claimed that certain parts manufactured by the Company failed thereby resulting in losses incurred by Kuhnke’s customer. The legal action sought judgment against the Company and our German distributor in the amount of approximately EUR 1.3 million plus interest on the basis of the Company’s alleged failure to provide sufficient product monitoring information to the market. KEMET filed its response to this legal action in the German courts denying any liability, and the German courts ultimately dismissed this claim in January 2007.

The Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers’ compensation or work place safety cases, some of which involve

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12:   Legal Proceedings (Continued)

claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company’s financial condition or results of operations.

Note 13:   Restructuring and Impairment Charges

Since the end of fiscal year 2002, the Company has initiated several restructuring programs in order to reduce costs, to remove excess capacity, and to make the Company more competitive on a world-wide basis. Since the beginning of fiscal year 2003, the Company has initiated several different restructuring initiatives. Since the goals of each of these restructuring programs fall into one of the rationales listed above, the Company has elected to disclose the impacts on a yearly basis as opposed to by restructuring program.

A summary of the expenses aggregated in the Consolidated Statements of Operations line Restructuring and impairment charges expensed in the fiscal years ended March 31, 2007, 2006, and 2005, were as follows (in millions):

	Fiscal Years ended March 31,
	2007	2006	2005
Writedown of facilities	$—	$12.1	$—
Impaired long-lived assets	—	—	108.7
Loss on sale of property	0.2	1.4	—
Termination of contract	—	0.8	—
Writedown in investment in unconsolidated subsidiary	—	—	2.4
Manufacturing relocation and employee termination costs	12.4	14.9	19.3
Reversal of previously recorded restructuring accruals	—	(0.9)	(0.4)
Restructuring and impairment charges	$12.6	$28.3	$130.0

Fiscal Year ended March 31, 2007

Restructuring and impairment charges incurred during fiscal year 2007 included charges of $12.6 million, of which $12.4 million were charges for manufacturing relocation and reduction in workforce while $0.2 million was for losses on sale of properties.

Manufacturing relocation and Reduction in workforce—These charges were primarily incurred as part of the Plan announced in July 2003 that included moving manufacturing operations from the United States to lower cost facilities in Mexico and China, which are substantially complete. Two manufacturing operation moves are currently in process and include the anode manufacturing move to Mexico and the tantalum polymer manufacturing move to China. It is expected that both moves will be completed by the end of fiscal year 2008. Approximately $1.5 million was recognized related to reductions in workforce in Europe.

During fiscal year 2007, the Company recognized expenditures of $8.6 million relating to the Plan.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13:   Restructuring and Impairment Charges (Continued)

Loss on sale of property—During the second quarter of fiscal year 2007, the Company sold a facility held for sale for a value less than book value recognizing a charge of $0.1 million. In addition, the Company recognized a charge of $0.1 million for the pending sale of a property located in Mexico.

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

Impairment loss on real property—During fiscal year 2006, the Company recognized a charge to reduce its net book value in three of its facilities. One of the facilities is currently held for sale.

Loss on sale of property—In December 2005, the Company sold a facility held for sale for a value less than book value. Accordingly, the Company recognized a charge of $1.4 million during the third quarter of fiscal year 2006.

Termination of a contract—The Company recognized a loss on a contract relating to a facility that was shutdown. The contract called for the Company to buy certain quantities of a product at a specific price through October 2005.

Reversals of previously recorded accruals—During fiscal year 2006, the Company reversed several restructuring accruals that were deemed unnecessary.

Fiscal Year ended March 31, 2005

Restructuring and impairment charges incurred during fiscal year 2005 included pre-tax charges totaling $130.0 million, of which $19.3 million were charges for manufacturing relocation and reduction in workforce, $108.7 million were charges for impaired long-lived assets, and $2.4 million were charges for the write-down of an investment in an unconsolidated subsidiary.

Manufacturing relocation and Reduction in workforce—During fiscal year 2005, the Company recognized $7.8 million of expenses relating to the Plan. The Company also announced additional restructuring programs in fiscal third quarter 2005 of $5.8 million and in fiscal fourth quarter 2005 of $5.3 million. These two restructuring programs reduced the Company’s workforce by approximately 1,120 employees.

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

A reconciliation of the beginning and ending liability balances for restructuring charges (which represents severance related costs only) included in accrued expenses and other non-current obligations on the Consolidated Balance Sheets were as follows (in millions):

	March 31,
	2007	2006	2005
Beginning of fiscal year	$2.1	$6.8	$7.2
Costs charged to expense	13.3	15.8	12.9
Costs paid or settled	(14.5)	(20.5)	(13.3)
End of fiscal year	$0.9	$2.1	$6.8

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14:   Income/(Loss) Per Share

Basic and diluted income/(loss) per share are calculated as follows (share amounts and per share data not in thousands):

	Fiscal Years ended March 31,
	2007	2006	2005
Net income/(loss)	$6,897	$375	$(174,094)
Weighted-average shares outstanding (basic)	85,647,914	86,721,589	86,518,923
Stock options	147,572	58,064	—
Weighted-average shares outstanding (diluted)	85,795,486	86,779,653	86,518,923
Basic income/(loss) per share	$0.08	$0.00	$(2.01)
Diluted income/(loss) per share	$0.08	$0.00	$(2.01)

The fiscal year ended March 31, 2005 excluded potentially dilutive securities of 2,960,000 in the computation of diluted loss per share because the effect would have been anti-dilutive.

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

	March 31,
	2007	2006
Beginning of fiscal year	$—	$3.0
Current fiscal year unrealized gain/(loss) related to the change in value of the financial instruments	0.9	—
Plus prior fiscal year unrealized gain/(loss) in AOCI/(L) that were recognized in the current fiscal year	—	(3.0)
Net change in AOCI/(L) related to financial instruments	0.9	(3.0)
End of fiscal year	$0.9	$—

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, the Company purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. At March 31, 2007, the Company had outstanding forward exchange contracts that matured within approximately one year to purchase Mexican pesos with notional amounts of $74.0 million. The fair value of these contracts at March 31, 2007, totaled $0.9 million and was recorded as a derivative asset on the Consolidated Balance Sheets under Prepaid expenses and other current assets. There were no Mexican peso contracts outstanding at March 31, 2006. During the next twelve months, it is estimated that approximately $0.9 million of the gain on these contracts would be recorded to cost of goods sold. The

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 15:   Derivatives, Hedging, and Other Financial Instruments (Continued)

changes in fair value of these contracts resulted in Accumulated other comprehensive income/(loss) (“AOCI/(L)”), net of taxes, of $0.9 million and $(3.0) million for the twelve month periods ended March 31, 2007 and 2006, respectively. The ineffectiveness of these contracts was determined to be immaterial and was not recorded in Consolidated Statements of Operations.

Certain sales are made in euros. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. There were no euro contracts outstanding at March 31, 2007 or 2006. Subsequent to March 31, 2007, the Company has entered into euro forward contracts.

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

Hedging Commodity Prices

The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly and closely related to the host contract. As such, the fair values of these derivatives are recorded on the Consolidated Balance Sheets as derivative assets or liabilities and the change in fair values is recorded as a component of Cost of goods sold. At March 31, 2007 and 2006, the Company had no such derivative assets or liabilities. All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of the Company’s Senior Notes outstanding at March 31, 2007 and 2006 was $80.2 million and $100.2 million, respectively, which was determined based on the comparable Treasury Note Yield compared to its carrying value of $80.0 million and $100.0 million, respectively.

Note 16:   Common Stock

The Board of Directors authorized programs to purchase up to 11.3 million shares of its common stock on the open market. Through March 31, 2007, the Company made purchases of 5.4 million shares for $63.6 million, and does not anticipate any further stock purchases under these authorizations. Approximately 615,000 shares were subsequently reissued for the exercise of employee stock options. At March 31, 2007 and 2006, the Company held 4,403,048 and 1,223,635 treasury shares at a cost of $44.7 million and $22.6 million, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17:   Investments

Investments consist of debt securities as well as equity securities of public and privately-held companies. The debt securities, which consist of U.S. government marketable securities, are classified as available-for-sale securities, mature in one to three years, and are carried at fair market value with unrealized gains and losses recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets.

The Company’s equity investment in public companies was classified as available-for-sale securities and was carried at fair value net of tax in stockholders’ equity. The available-for-sale securities are intended to be held for an indefinite period but may be sold in response to unexpected future events. The Company also has an equity investment with less than 20% ownership interest in a privately-held company. The Company does not have the ability to exercise significant influence over this company, and the investment is accounted for under the cost method.

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

During January 2007, the Company sold its equity position in ABM Resources NL for cash. This transaction resulted in a pre-tax gain, net of expenses, of $1.4 million which has been recorded in Other expense/(income) on the Consolidated Statements of Operations.

At March 31, 2007 and 2006, the Company determined that the investment balance associated with Lamina Ceramics, Inc. approximated its fair value.

Prior to fiscal year 2006, the Company’s debt securities, which consisted of United States government marketable securities, were classified as held-to-maturity securities, had maturities in excess of three months, and were carried at amortized cost. Due to the need for cash in connection with the April 2006 purchase of the tantalum business unit of EPCOS AG, the Company liquidated certain long-term debt investments prior to the maturity date at a loss of $1.2 million, which has been reflected on the Consolidated Statements of Operations. These transactions required the Company to alter its treatment of accounting for the remaining short-term and long-term debt investments from “held-to-maturity” to “available-for-sale.” The difference in the classification is that available-for-sale investments must be recorded at their fair market value. At March 31, 2006, the Company, therefore adjusted the value of its short-term and long-term debt investments by $3.0 million with the offset recorded in Accumulated other comprehensive income/(loss). At March 31, 2006, approximately $0.2 million of unrealized losses related to debt investments have been in a continuous unrealized loss position for less than 12 months and $2.8 million of unrealized losses related to debt investments have been in a continuous loss position for

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17:   Investments

more than 12 months. At March 31, 2007, approximately $0.1 million of unrealized losses related to debt investments have been in a continuous unrealized loss position for more than 12 months and $0.2 million of unrealized gains related to debt investments have been in a continuous gain position for less than 12 months.

A summary of the components and carrying values of “Investments” in the Consolidated Balance Sheets is as follows:

	March 31,
	2007	2006
Short-term investments	$—	$4,889
Equity investments:
Available-for-sale	—	853
Cost	119	119
U.S. government marketable securities	45,767	67,195
	$45,886	$73,056

Non-equity investments of $45.8 million mature within one to three years. Short-term investments consisted of U.S. government securities.

The unrealized pretax gain/(loss) on available-for-sale equity securities was $(1.0) million and $0.6 million at March 31, 2007 and 2006, respectively.

The recorded values approximate fair value at March 31, 2007 and 2006.

Note 18:   Acquisitions

As previously reported, pursuant to the terms of an Asset and Share Purchase Agreement and an Asset Purchase Agreement between KEMET Corporation and certain of its subsidiaries (the “Company” or “KEMET”) and EPCOS AG, a German corporation (“EPCOS”), the Company completed the purchase of the tantalum business unit of EPCOS on April 13, 2006 for a purchase price of EUR 80.9 million (approximately $98.4 million). The acquisition included all of the issued share capital of EPCOS-Pecas e Componentes Electronicos S.A. and certain other assets of the tantalum business unit of EPCOS, primarily in Germany. Of the EUR 80.9 million, KEMET paid in cash approximately EUR 68.3 million (approximately $82.7 million) and assumed certain liabilities and working capital adjustments of EUR 12.6 million. As previously announced, the acquisition did not include EPCOS’ tantalum capacitor manufacturing facility in Heidenheim, Germany. As a result, KEMET and EPCOS entered into a manufacturing and supply agreement under which EPCOS continued to produce product exclusively for KEMET at the Heidenheim facility to ensure a continued supply of product to customers during the transition period. In connection with the acquisition, the Company paid approximately $4.4 million in legal and professional fees which have been included as part of the purchase price. On September 29, 2006, the Company agreed upon the final purchase amount related to the April 13, 2006 closing date and accordingly received a favorable credit of EUR 3.0 million (approximately $3.8 million). This amount reduced the Company’s goodwill recorded in the transaction.

The transition period concluded on September 30, 2006, and consequently, KEMET purchased certain of the Heidenheim manufacturing assets and the research and development assets for a cost of

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 18:   Acquisitions (Continued)

EUR 8.2 million (approximately $10.4 million). The Company also purchased inventories at the Heidenheim plant for EUR 1.2 million (approximately $1.6 million). In addition, the Company assumed a pension liability of EUR 1.1 million (approximately $1.3 million) for the Heidenheim, Germany employees. Finally, the Company incurred additional legal and audit fees relating to the acquisition of $0.5 million. The net additional purchase price was EUR 8.8 million (approximately $11.1 million).

Taking into account both the April 13, 2006 closing adjustment and the transition agreement on September 30, 2006, the Company purchased the tantalum business unit of EPCOS for a total purchase price of EUR 86.7 million (approximately $105.8 million). The final cash settlement was made in October 2006.

The purchase price was determined through arms-length negotiations between representatives of the Company and EPCOS.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The following table presents the final allocations of the aggregate purchase price based on the assets and liabilities estimated fair values:

Accounts receivable	$17,623
Inventories	15,650
Other current assets	1,706
Deferred income tax asset	3,528
Property, plant and equipment	99,727
Intangible assets	2,890
Goodwill	6,081
Current liabilities	(32,987)
Other long-term liabilities	(8,765)
Total net assets excluding cash acquired	$105,453

The assigned fair value of $2.9 million relating to intangible assets includes values for $1.7 million for intellectual property, $0.4 million for trade names, and $0.8 million for a non-compete agreement.

Pro Forma Information:

The following presents the pro forma (unaudited) results for the fiscal year ended March 31, 2006 assuming the acquisition of the tantalum business unit of EPCOS had occurred on April 1, 2005 (dollars in thousands, except per share amounts):

For the fiscal year ended March 31, 2006
Net sales	$600,205
Net loss	$(25,865)
Net loss per share:
Basic	$(0.30)
Diluted	$(0.30)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 18:   Acquisitions (Continued)

The Company did not present pro forma information for the fiscal year ended March 31, 2007 due to the consummation of the acquisition near the beginning of the Company’s reporting period, and because the Company did not have access to the actual operating results for the thirteen day period beginning April 1, 2006.

The above amounts for the fiscal year ended March 31, 2006 reflect adjustments for depreciation for the revalued properties, amortization of the intangibles acquired, a reduction in interest income for the cash used to purchase the business and related tax effects for the aforementioned adjustments. The pro forma amounts do not include anticipated synergies from the acquisition.

The pro forma information, as presented above, is not indicative of the results which would have been obtained had the transaction occurred on April 1, 2005, nor is it indicative of the Company’s future results.

In connection with the acquisition of the tantalum business unit of EPCOS, the Company became party to an agreement between EPCOS—Pecas e Componentes Electronicos, S.A. (whose name was changed post-acquisition to KEMET Electronics Portugal, S.A. (“KEP”)) and the Government of Portugal relating to certain investment contracts aimed to expand the manufacturing capacities of KEP. As a consequence, KEP has received non-interest bearing loans, two of which are outstanding as of March 31, 2007. Repayments are made in various installments, as noted below. Repayment of these loans is guaranteed by a bank. One of the loans matures on December 28, 2007 and the other loan matures on December 28, 2010. If KEP fulfills its obligations for the entire period under the investment contracts, the loans will be forgiven up to 60% of the outstanding amounts. The two obligations to be fulfilled by KEP include the hiring of a specified number of employees and the achievement of agreed-upon production levels.

Note 19:   Property Held for Sale

As a result of moving manufacturing operations to lower cost facilities, certain manufacturing facilities located in the United States and Mexico are no longer in use and are held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying value of these facilities at March 31, 2007 and 2006 was $3.6 million and $4.8 million, respectively, and is separately presented in the Property held for sale line item on the Consolidated Balance Sheets. For the fiscal year ended March 31, 2007, the Company recognized a loss on these facilities. At March 31, 2007, the fair value is believed to approximate carrying value based on an external appraisal. The Company does not anticipate any remediation costs in selling the property. On a quarterly basis, management will review this value for indications of impairment.

Note 20:   Subsequent Events

On April 24, 2007, KEMET Corporation announced that its wholly owned subsidiary, KEMET Electronics Corporation (“KEMET”), had purchased approximately 92.7% of the shares in Evox Rifa Group Oyj (“Evox Rifa”) pursuant to a tender offer which commenced on March 12, 2007, and was completed on April 12, 2007. Evox Rifa had 178,156,018 shares outstanding at the time of the commencement of the tender offer. KEMET purchased approximately 165.2 million shares at a price of EUR 0.12 per share or approximately EUR 19.8 million (approximately $27.0 million), which represented a 47% premium to the volume-weighted average trading price of the Evox Rifa shares on the Helsinki Stock Exchange during the 12 months prior to February 19, 2007 and approximately a 44% premium to the

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 20:   Subsequent Events (Continued)

average trading price during the 3 months prior to February 19, 2007. KEMET has also announced that it intends to acquire the remaining outstanding shares pursuant to a squeeze-out proceeding. Following the settlement of the completion trades relating to the tender offer, Evox Rifa has become a subsidiary of KEMET.

In addition, pursuant to the tender offer, KEMET offered to acquire all of the outstanding loan notes under the convertible capital loan issues by Evox Rifa for a consideration corresponding to the aggregate of the nominal amount per loan note of EUR 100 plus accrued interest up to and including the closing date of the tender offer. The outstanding amount of the loan notes at the time of the commencement of the tender offer totaled approximately EUR 5.6 million (approximately $7.6 million). Holders of approximately 95.7% of the convertible capital loan notes issued by Evox Rifa have tendered their loan notes pursuant to the tender offer and consequently, KEMET has redeemed these notes as of April 24, 2007. KEMET redeemed approximately EUR 5.3 million (approximately $7.3 million) of the total outstanding convertible capital loan notes and paid all accrued interest up until the date of settlement of the tender offer. In addition to the payment made for the shares and loan notes, KEMET assumed approximately EUR 19.2 million (approximately $26.1 million) in outstanding indebtedness of Evox Rifa. The total purchase price of Evox Rifa, assuming the acquisition of all shares and loan notes at the tender offer price, is expected to be approximately $36.7 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION
(Registrant)
Date: May 30, 2007	/s/ DAVID E. GABLE
David E. Gable
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 30, 2007	/s/ PER-OLOF LOOF
Per-Olof Loof
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 30, 2007	/s/ DAVID E. GABLE
David E. Gable
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: May 30, 2007	/s/ FRANK G. BRANDENBERG
Frank G. Brandenberg
Chairman and Director
Date: May 30, 2007	/s/ GURMINDER S. BEDI
Gurminder S. Bedi
Director
Date: May 30, 2007	/s/ MAUREEN E. GRZELAKOWSKI
Maureen E. Grzelakowski
Director
Date: May 30, 2007	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II
Director
Date: May 30, 2007	/s/ ROBERT G. PAUL
Robert G. Paul
Director
Date: May 30, 2007	/s/ JOSEPH D. SWANN
Joseph D. Swann
Director