Form 10-Q
period 2007-06-30
KEMET CORP
filed 2007-08-07
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common Stock Outstanding at: June 30, 2007

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	83,931,432

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

(Unaudited)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$111,893	$212,202
Short-term investments in U.S. government marketable securities	4,897	—
Accounts receivable, net	133,232	108,830
Inventories:
Raw materials and supplies	76,490	54,584
Work in process	61,503	51,810
Finished goods	46,094	47,474
Total inventories	184,087	153,868
Prepaid expenses and other current assets	6,166	6,816
Deferred income taxes	5,075	5,181
Total current assets	445,350	486,897
Noncurrent Assets:
Property and equipment, net of accumulated depreciation of $694.9 million and $682.6 million as of June 30, 2007 and March 31, 2007, respectively	370,543	349,174
Property held for sale	2,647	3,647
Investments in U.S. government marketable securities	40,573	45,767
Investments in affiliates	119	119
Goodwill	54,852	36,552
Intangible assets, net	17,543	14,260
Other assets	8,195	7,110
Non-current deferred income taxes	530	—
Total noncurrent assets	495,002	456,629
Total assets	$940,352	$943,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,888	$20,000
Accounts payable, trade	85,197	70,799
Accrued expenses	34,164	49,777
Income taxes payable	1,224	7,225
Total current liabilities	144,473	147,801

Long-term debt, less current portion	224,450	238,744
Postretirement benefits and other non-current obligations	19,676	19,587
Deferred income taxes	—	1,636

Minority interest	531	—

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares, issued 88,190,766 and 88,154,936 shares at June 30, 2007 and March 31, 2007, respectively	882	882
Additional paid-in capital	322,341	321,059
Retained earnings	239,442	228,118
Accumulated other comprehensive income	31,816	30,418
Treasury stock, at cost (4,259,334 and 4,403,048 shares at June 30, 2007 and March 31, 2007, respectively)	(43,259)	(44,719)
Total stockholders’ equity	551,222	535,758

Total liabilities and stockholders’ equity	$940,352	$943,526

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended June 30,
	2007	2006

Net sales	$183,119	$169,569

Operating costs and expenses:
Cost of goods sold	143,542	132,715
Selling, general and administrative	21,807	23,920
Research and development	9,067	7,792
Restructuring charges	2,549	4,675
Total operating costs and expenses	176,965	169,102

Operating income	6,154	467

Other expense/(income):
Interest expense	2,600	1,448
Interest income	(1,861)	(861)
Other income	(332)	(1,199)
Total other expense/(income)	407	(612)

Income before income taxes	5,747	1,079

Income tax (benefit)/expense	(1,310)	483

Income before minority interest	7,057	596

Minority interest	25	—

Net income	$7,032	$596

Net income per share:
Basic	$0.08	$0.01
Diluted	$0.08	$0.01

Weighted-average shares outstanding:
Basic	83,889,707	86,995,839
Diluted	84,147,957	87,338,124

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended June 30,
	2007	2006
Operating activities:
Net income	$7,032	$596

Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	12,096	10,133
Share based compensation	2,415	3,850
Change in deferred taxes	(2,703)	180
Change in operating assets	(8,782)	(23,430)
Change in operating liabilities	(35,181)	4,932
Net cash (used in)/provided by operating activities	(25,123)	(3,739)

Investing activities:
Proceeds from sale of short-term investments	—	4,901
Additions to property and equipment	(9,080)	(3,850)
Business unit acquisition, net of cash received	(35,985)	(86,793)
Other	1,313	319
Net cash used in investing activities	(43,752)	(85,423)

Financing activities:
Payment on long-term debt	(31,734)	(20,000)
Proceeds from sale of common stock to Employee Savings Plan	278	253
Proceeds from exercise of stock options	48	827
Net cash used in financing activities	(31,408)	(18,920)

Net decrease in cash and cash equivalents	(100,283)	(108,082)

Effect of foreign currency fluctuation on cash	(26)	47
Cash and cash equivalents at beginning of period	212,202	163,778

Cash and cash equivalents at end of period	$111,893	$55,743

See accompanying notes to consolidated financial statements.

Note 1. Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2007, Form 10-K. Net sales and operating results for the three months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).  FIN No. 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. On April 1, 2007, the Company adopted FIN No. 48. As a result of the adoption, the Company recorded a $3.7 million increase to the opening retained earnings balance and a $0.5 million reduction of goodwill. These adjustments represent the cumulative effect of adoption on prior periods. For additional information regarding these adjustments, refer to Note 10, Income Taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and other certain items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009.  The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

In April 2007, the FASB issued FSP FIN 39-1 “Amendment of FASB Interpretation No. 39”.  FSP FIN 39-1 permits an entity that is party to a master netting arrangement to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that the adoption of FSP FIN 39-1 will have on its consolidated financial statements.

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

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction. The Company establishes reserves for its SFSD program based primarily on actual inventory levels of certain distributor customers. The actual inventory levels at these distributors comprise 91% - 95% of the total global distributor inventory. The remaining 5% to 9% is estimated based on actual distributor inventory and current sales trends. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date. From time to time, the Company “builds up” inventory levels due to factors such as anticipated future demand exceeding capacity and when the Company moves manufacturing from one location to another location.  When the distributors “build up” inventory levels, the estimation of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount. However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

The establishment of these reserves is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included in the line item Accounts receivable on the Consolidated Balance Sheets.

The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for the year ended March 31, 2007, and for the three months ended June 30, 2007 and 2006. The Company recognizes warranty costs when identified.

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

Computation of Basic and Diluted Income Per Share
(Dollars in thousands except per share data)

	Three Months Ended June 30,
	2007	2006

Numerator:
Net income	$7,032	$596

Denominator:
Weighted-average shares outstanding:
Basic	83,889,707	86,995,839
Assumed conversion of employee stock options	258,250	342,285
Diluted	84,147,957	87,338,124

Earnings per share:
Basic	$0.08	$0.01
Diluted	$0.08	$0.01

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At March 31, 2007, the Company had outstanding forward exchange contracts that matured within approximately nine months to purchase Mexican pesos with notional amounts of $55.9 million. The fair value of these contracts totaled $1.7 million at June 30, 2007, and they are recorded as derivative assets on the Company’s Consolidated Balance Sheets under Prepaid expenses and other current assets. During the next nine months, it is estimated that approximately $1.7 million of the unrealized gain on these contracts will be recorded to Cost of goods sold.  This estimate is currently reflected in Accumulated other comprehensive income/(loss) (“AOCI/(L)”). The impact of the changes in fair values of these contracts resulted in AOCI, net of taxes, of $0.9 million for the three month period ended June 30, 2007.

Certain sales are made in Euros.    In order to hedge these sales, management purchases forward contracts to sell Euros for periods in amounts not to exceed the underlying sales.  These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis.  At June 30, 2007, the Company had outstanding forward exchange contracts that mature within approximately nine months to sell Euros with notional amounts of $24.6 million.  The fair value of these contracts total ($0.1) million at June 30, 2007, and they are recorded as an offset to the Company’s derivative Mexican peso asset on the Company’s Consolidated Balance Sheets under  Prepaid expenses and other current assets.  The impact of the changes in fair values of these contracts resulted in AOCI/(L), net of taxes of ($0.1) million for the three month period ended June 30, 2007.  There were no outstanding Euro hedges as of June 30, 2006.

Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI/ (L) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI/(L) to the Consolidated Statements of Operations as Cost of goods sold for forward exchange contracts to purchase Mexican pesos and sell Euros. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately in the Consolidated Statements of Operations.

The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Note 4. Restructuring charges

In July 2003, KEMET announced the manufacturing relocation plan which consisted of reorganizing its operations around the world, resulting in the location of virtually all of its production in low-cost regions to be completed by the end of fiscal year 2008. This relocation allows KEMET access to key customers, key technical resources and knowledge, and low-cost resources. Costs related to this movement of manufacturing operations are shown as manufacturing relocation costs in the table below (dollars in thousands):

During the three months ended June 30, 2007 and 2006, the following highlights the restructuring charges recognized by the Company (dollars in thousands):

	Three months ended June 30, 2007	Three months ended June 30, 2006
Reduction in force	$1,215	$101
Manufacturing moves	1,334	4,574
End of period	$2,549	$4,675

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the three months ended June 30, 2007 and 2006 is shown below (dollars in thousands):

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$941	$—	$2,094	$—
Costs charged to expense	1,215	1,334	101	4,574
Costs paid or settled	(1,451)	(1,334)	(201)	(4,574)
End of period	$705	$—	$1,994	$—

Manufacturing relocation costs are expensed as actually incurred, therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in Restructuring charges in the Consolidated Statements of Operations.

Personnel reductions — During the three months ended June 30, 2007, the Company recognized a charge of $1.2 million for a reduction in force in the Mexican plants.  This includes approximately 300 employees in three plants in Mexico.  During the three months ended June 30, 2006, the Company recognized a charge of $0.1 million for a reduction in force effecting two U.S. employees.

Manufacturing relocations — During the three months ended June 30, 2007 and 2006, the Company incurred expenses of $1.3 million and $4.6 million, respectively.  These costs are related to the manufacturing relocation plan. All costs are expensed as incurred.

Note 5. Other Postretirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company.  The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended June 30,
	2007	2006

Service cost	$21	$139
Interest cost	241	407
Amortization of actuarial (gain)/loss	(598)	(396)
Total net periodic (benefits)/costs	$(336)	$150

The Company expects to make no contributions to fund plan assets in fiscal year 2008 as the Company’s policy is to pay benefits as costs are incurred. However, the Company estimates its benefits payments in fiscal year 2008 will be approximately $1.8 million. Management is responsible for determining the cost of benefits for this plan. Management considered a number of factors and consulted with an actuarial firm when determining this cost.

As of  March 31, 2007, the Company implemented SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  Under SFAS No. 158, the funded status of each pension and other post retirement benefit plan is required to be reported as an asset for overfunded plans or a liability for underfunded plans, replacing the accrued or prepaid asset currently recorded and reversing any amounts previously recorded with respect to any additional minimum pension liability.  Accordingly, the Company reclassed its unfunded liability of $23.4 million to AOCI/(L) as of March 31, 2007.

Note 6. Investments

Investments consist of debt securities and an equity security of a privately-held company. The debt securities, which consist of U.S. government marketable securities, are classified as available-for-sale securities, mature in one to three years, and are carried at fair market value with unrealized gains and losses recorded in Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets.

At June 30, 2007 and March 31, 2007, the Company determined that the remaining investment balance in its equity investment in Lamina Ceramics, Inc., approximated fair value.

A summary of the components and carrying values of investments on the Consolidated Balance Sheets is as follows (dollars in thousands):

	June 30, 2007		March 31, 2007
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government marketable securities:
Short-term	$4,897	$(83)	$—	$—
Long-term	40,573	(1,114)	45,767	(1,092)
Equity investments:
Cost	119	—	119	—
	$45,589	$(1,197)	$45,886	$(1,092)

Non-equity investments at June 30, 2007 of $45.5 million mature within 11 to 32 months. Non-equity investments at March 31, 2007 of $45.8 million mature within one to three years. The recorded value on non-equity investments approximates fair value at June 30, 2007 and March 31, 2007.

Note 7. Supply Contracts

The Company has a tantalum supply agreement with Cabot Corporation following the acquisition of the tantalum business unit of EPCOS on April 13, 2006. This contract extends through September 2007. The Company recorded an unfavorable contract provision liability due to the acquisition of the tantalum business unit of EPCOS on the opening balance sheet. A reconciliation of the beginning and ending balance included in Postretirement benefits and other noncurrent liabilities on the Consolidated Balance Sheets is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2007	March 31, 2007
Beginning of period	$2,231	$—
Liability acquired	—	6,921
Costs paid or settled	(1,125)	(4,690)
End of period	$1,106	$2,231

Note 8. Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three months ended June 30, 2007 include the following components (dollars in thousands):

	Three Months Ended June 30,
	2007	2006
Net income	$7,032	$596
Other comprehensive income/(loss), net of tax:
Amortization of SFAS 158	(598)	—
Currency forward contract gain/(loss)	789	(600)
Currency translation gain/(loss)	1,312	319
Unrealized securities gain/(loss)	—	(2)
Unrealized investment income/(loss)	(105)	(439)
Total net income/(loss) and other comprehensive income/(loss)	$8,430	$(126)

The components of Accumulated other comprehensive income/(loss) on the Consolidated Balance Sheets are as follows (dollars in thousands):

	June 30, 2007	March 31, 2007
Currency forward contract income	$1,642	$854
Currency translation income	8,576	7,263
Unrealized investment loss	(1,197)	(1,092)
Effect of SFAS No. 158	22,795	23,393
Total accumulated other comprehensive income/(loss)	$31,816	$30,418

 Note 9. Goodwill and Intangible Assets

The Company applies SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment.

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

On April 24, 2007, the Company acquired the Evox Rifa Group Oyj, for a purchase price of approximately $37.8 million, including approximately $2.7 million for acquisition related costs.  The acquisition included manufacturing operations as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe.  This acquisition increased goodwill by $18.9 million and increased Amortized intangibles by $3.7 million.

On April 13, 2006, the Company acquired the tantalum business unit of EPCOS, for a purchase price of approximately $105.7 million. The acquisition included the EPCOS tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. This acquisition increased goodwill by $4.1 million and increased amortized intangibles by $2.9 million.

The following chart highlights the Company’s goodwill and intangible assets (dollars in thousands):

	June 30, 2007		March 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized Intangibles:
Goodwill	$54,852		$36,552
Trademarks	7,617		7,617
Unamortized intangibles	62,469		44,169
Amortized Intangibles:
Patents, trademarks and technology - 2-25 years	19,228	10,859	16,297	10,351
Other -3-10 years	2,481	924	1,725	1,028
Amortized intangibles	21,709	11,783	18,022	11,379
	$84,178	$11,783	$62,191	$11,379

The expected amortization expense for the fiscal years ending March 31, 2008, 2009, 2010, 2011 and 2012 is $1,787, $1,432, $1,319, $1,156, and $1,100, respectively.

Note 10. Income Taxes

During the three months ended June 30, 2007, the net income tax benefit was comprised of a $2.5 million income tax benefit from the recognition of tax credits due to a change in Texas tax law, $1.0 million foreign income tax expense and minor federal and state income tax expense. During the three months ended June 30, 2006, the income tax expense is principally a result of profitable foreign subsidiaries.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on April 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease of $4.2 million in the liability for unrecognized tax benefits, which was accounted for as a $3.7 million increase to the April 1, 2007 balance of retained earnings and a $0.5 million reduction of goodwill. As of the date of adoption, the Company had approximately $5.7 million of unrecognized tax benefits, of which $2.7 million if recognized would favorably affect the Company’s  effective tax rate.  At June 30, 2007, the Company has approximately $5.8 million of unrecognized tax benefits.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before fiscal year 2004 and is no longer subject to foreign income tax examinations by tax authorities for years before fiscal year 2002.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN No. 48, the Company continued this practice and had approximately $0.1 million of accrued interest and penalties at April 1, 2007, which is included as a component of income tax expense. During the three months ended June 30, 2007, the Company recognized approximately $8.0 thousand in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.3 million due to the settlement of foreign issues if resolved prior to June 30, 2008.

Note 11. Segment and Geographic Information

KEMET is organized into three distinct business groups: the Tantalum Business Group (“Tantalum”) the Ceramic Business Group (“Ceramic”) and the Film and Electrolytic Business Group (“Film and Electrolytic”). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business groups’ respective manufacturing costs. In addition, all corporate costs are also allocated to the business groups based on the business groups’ respective manufacturing costs. On April 24, 2007, KEMET acquired Evox Rifa Group Oyj (“Evox Rifa”). Accordingly, the results from the acquisition date through the end of the quarter have been included in the Film and Electrolytic’s results.

Tantalum Business Group

The Tantalum Business Group operates in six manufacturing sites in the United States, Mexico, China, and Portugal. This business group produces tantalum and aluminum capacitors. The business group also maintains a product innovation center in the United States and a research and development center in Heidenheim, Germany.

Ceramic Business Group

The Ceramic Business Unit operates in three manufacturing locations in Mexico and China. This business group produces ceramic capacitors. In addition, the business group also has a product innovation center in the United States.

Film and Electrolytic Business Group

The Film and Electrolytic Business Group operates in six manufacturing sites in Europe and Asia. This business group produces film, paper, and electrolytic capacitors. In addition, the business group also has a product innovation center in Sweden.

The following table summarizes information about each group’s net sales, operating income/(loss), depreciation and amortization and total assets (dollars in thousands):

	Three months ended June 30,
	2007	2006
Net sales:
Tantalum	$105,333	$110,958
Ceramic	55,058	58,611
Film & Electrolytic	22,728	—
Total	$183,119	$169,569

Operating income/(loss) (1):
Tantalum	$6,388	$2,111
Ceramic	(1,338)	(1,644)
Film & Electrolytic	1,104	—
Total	$6,154	$467

Depreciation/amortization expenses:
Tantalum	$7,933	$6,033
Ceramic	3,627	4,100
Film & Electrolytic	536	—
Total	$12,096	$10,133

Total assets:	June 30, 2007	March 31, 2007
Tantalum	$553,264	$609,902
Ceramic	297,778	333,624
Film & Electrolytic	89,310	—
Total	$940,352	$943,526

(1) - Restructuring charges included in Operating income were as follows:

	Three months ended June 30,
Total restructuring:	2007	2006
Tantalum	$1,866	$1,399
Ceramic	683	3,276
Total	$2,549	$4,675

The Company manages its capital expenditures for long-lived assets on a consolidated basis; therefore, this information has been excluded on a reporting segment basis.

The following highlights the Company’s net sales by geographic location:

	Three months ended June 30, (1)
	2007	2006
United States	$48,521	$51,791
Hong Kong	27,078	27,203
China	18,629	11,248
Germany	15,537	16,351
Asia Pacific (2)	12,036	17,877
Singapore	8,607	13,122
Mexico	3,939	4,583
Other countries (2)	48,772	27,394
	$183,119	$169,569

(1) - Revenues are attributed to countries or regions based on the location of the customer. The Company sold $27,705 and $19,670 to two customers, each of which accounted for more than 10% of net sales in the fiscal quarter ended June 30, 2006. The Company did not have sales to any customer which accounted for more than 10% of net sales in the fiscal quarter ended June 30, 2007.

(2) - No country included in these captions exceeded 5% of consolidated net sales for the fiscal quarters ending June 30, 2007 and 2006.

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

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 54%, 58% and 52% of the Company’s net sales in fiscal years 2007, 2006, and 2005, respectively. For the three months ended June 30, 2007, sales to electronics distributors accounted for approximately 49% of the Company’s net sales. For the three months ended June 30, 2006, sales to electronics distributors accounted for approximately 55% of the Company’s net sales. As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At June 30, 2007 and March 31, 2007, no customer accounted for more than 10% of the Company’s accounts receivable balance.

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

Employees

As of June 30, 2007, KEMET had approximately 9,900 employees, of whom approximately 900 were located in the United States, 5,900 were located in Mexico, 1,800 in Asia, and 1,300 in Europe. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 4,800 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 500 employees in Portugal represented by labor unions. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico, China, Indonesia, and various locations in Europe are denominated in local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company’s labor costs in these areas.

Note 13. Property Held for Sale

As a result of moving manufacturing operations from the United States to lower cost facilities a certain manufacturing facility located in the United States is no longer in use and is held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of the facility at June 30, 2007, was $2.6 million and is separately presented in the Property held for sale line item on the Consolidated Balance Sheets. At June 30, 2007, the fair value is believed to approximate carrying value based on independent appraisals. The Company does not anticipate any remediation costs in selling the property. On a quarterly basis, management reviews this value for indications of impairment.

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

Employee Stock Options

At June 30, 2007, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s shareholders. These plans authorized the grant of up to 8.1 million shares of the Company’s common stock. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in fiscal year 2008. Options issued under these plans vest in one to two years and expire ten years from the grant date.

Employee stock option activity for the three months ended June 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2007	4,519	$10.84
Granted	3	7.64
Exercised	6	7.76
Forfeited	9	7.32
Expired	—	—
Outstanding at June 30, 2007	4,507	$10.86	6.1	$0.3

Exercisable at June 30, 2007	3,626	$11.64	5.4	$0.3

The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model with the following assumptions

	Three months ended June 30,
	2007	2006
Assumptions:
Dividend yield	0%	0%
Expected volatility	43.5%	49.2%
Risk-free interest rate	5.0%	5.0%
Expected option lives in years	6.0	6.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was six years for the three months ended June 30, 2007 and 2006, respectively. The six-year expected term is based on the safe harbor calculation which considers the weighted-average vesting, contractual term and two-year cliff vesting. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 and 2006 was $3.65 and $3.21 per share, respectively. The compensation expense associated with these three stock option plans was approximately $0.6 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively, and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.

The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $0.01 million and $0.1 million, respectively. Total unrecognized compensation cost related to non-vested options was $1.2 million as of June 30, 2007. This cost is expected to be recognized over a weighted-average period of one year and six months. During the three months ended June 30, 2007, approximately 610,000 shares vested with a total fair value of approximately $2.0 million.

Restricted Stock

At June 30, 2007, the Company issued restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer vests immediately. The weighted-average contractual term on restricted stock is indefinite. Restricted stock activity for the three months ended June 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Issuance Price	Aggregate Intrinsic Value (in millions)

Outstanding at March 31, 2007	65	$9.65
Granted	100	8.31
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2007	165	$8.92	$1.2

The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $0.04 million and to the Chief Executive Officer was approximately $0.8 million for the three months ended June 30, 2007 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations. The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $0.05 million and to the Chief Executive Officer was approximately $0.5 million for the three months ended June 30, 2006 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.

In connection with the grant of restricted stock to the Chief Executive Officer in the first quarter of 2006, the election was made by the Chief Executive Officer to satisfy the applicable Federal income tax withholding obligation arising from the grant of the restricted stock by a net share settlement, pursuant to which the Company withheld 12,500 shares of the restricted stock grant (out of the 50,000 shares granted) and used the deemed proceeds from those shares to pay the Federal income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its equity securities.

Executive Performance Stock Awards

At June 30, 2007, the Company issued 500,000 performance awards which will entitle the holder to receive shares of common stock if and when the stock price maintains certain thresholds as compared to prescribed stock prices. These awards are open ended until they vest and will have a ten-year life after vesting or will expire on the third year following retirement, whichever comes first. At June 30, 2007, none of these awards have vested due to the stock price not having reached the first exercise threshold. The weighted-average contractual term on performance stock awards is indefinite.

Performance stock award activity for the three months ended June 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Issuance Price

Outstanding at March 31, 2007	500	$8.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2007	500	$8.05

Exercisable at June 30, 2007	—	$—

The Company measures the fair value of each performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

	Three months ended June 30,
	2007	2006
Assumptions:
Dividend yield	0%	0%
Expected volatility	49.2%	49.2%
Risk-free interest rate	4.5%	4.5%
Expected award lives in years	6.0	6.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years for the three months ended June 30, 2007 and 2006, respectively. The weighted-average grant-date fair value of awards granted during the three months ended June 30, 2007 and 2006 was $0.68 per share. The compensation expense associated with the performance stock was approximately $2.8 million for the three months ending June 30, 2006.

Performance Stock Awards

Fiscal Year 2007 Awards

At June 30, 2007, the Company issued 345,086 performance awards which will entitle the holders to receive 172,543 shares of common stock in May 2008 if certain performance measures are met as compared to a peer group index and to receive 172,543 shares if the Company met a prescribed two year earnings per share target. These awards vest on the measurement date of May 15, 2008, and can be achieved exclusively. The weighted-average contractual term on performance awards is indefinite. Performance award activity for the three months ended June 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Issuance Price

Outstanding at March 31, 2007	345	$8.36
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2007	345	$8.36

Exercisable at June 30, 2007	—	$—

The Company measures the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Three months ended June 30, 2007
Assumptions:
Dividend yield	0.0%
Expected volatility	38.0%
Risk-free interest rate	4.8%
Expected award lives in years	0.8

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years for the three months ended June 30, 2007. The weighted-average grant-date fair value of performance awards granted during the fiscal year 2006 was $1.62 per share.

The Company assessed the likelihood of meeting the earnings per share performance stock award and deemed that for the quarter ended June 30, 2007, the target will be achieved. The compensation costs of these awards will be expensed quarterly over the next three quarters ending March 31, 2008. The Company will continue to monitor the likelihood of whether the earnings per share target will be met and will adjust the compensation expense to match expectations.

The compensation expense associated with the performance awards was approximately $0.6 million for the three month period ending June 30, 2007 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.

Fiscal Year 2008 Awards

At June 30, 2007, the Company issued 383,293 performance awards which will entitle the holders to receive 134,153 shares of common stock of the Company in May 2009 if certain performance measures are met as compared to a S&P 600 Smallcap index and to receive 249,140 shares of common stock of the Company if the Company meets a prescribed two year earnings per share target. These awards vest on the measurement date of May 15, 2009, and can be achieved exclusively. The weighted-average contractual term on performance awards is indefinite. Performance award activity for the three months ended June 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Issuance Price

Outstanding at March 31, 2007	—	$—
Granted	383	7.77
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2007	383	$7.77

Exercisable at June 30, 2007	—	$—

The Company measures the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Three months ended June 30, 2007
Assumptions:
Dividend yield	0.0%
Expected volatility	38.0%
Risk-free interest rate	4.8%
Expected award lives in years	1.8

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years for the three months ended June 30, 2007.

The Company assessed the likelihood of meeting the earnings per share performance stock award and deemed that for the quarter ended June 30, 2007, the target will be achieved. The compensation costs of these awards will be expensed quarterly over the next seven quarters ending March 31, 2009. The Company will continue to monitor the likelihood of whether the earnings per share target will be met and will adjust the compensation expense to match expectations.

 The compensation expense associated with the performance awards was approximately $0.3 million for the three month period ending June 30, 2007 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

In the Operating activities of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the three months ended June 30, 2007. No tax benefit was realized from stock options exercised during the three months ended June 30, 2007.

Note 15. Acquisitions

Evox Rifa Group Oyj

On April 24, 2007, pursuant to the terms of a Combination Agreement between KEMET Electronics Corporation (“KEMET Electronics”), a wholly owned subsidiary of KEMET Corporation, and Evox Rifa Group Oyj (“Evox Rifa”), the Company successfully purchased approximately 92.7% of Evox Rifa pursuant to a tender offer which commenced on March 12, 2007, and was completed on April 12, 2007. Evox Rifa had 178,156,018 shares outstanding at the time of the commencement of the tender offer. KEMET purchased approximately 165.2 million shares at a price of EUR 0.12 per share or approximately EUR 19.8 million (approximately $27.0 million). KEMET has also announced that it intends to acquire the remaining outstanding shares pursuant to a squeeze-out process.  Following the settlement of the completion trades relating to the tender offer, Evox Rifa has become a subsidiary of KEMET.

In addition, pursuant to the tender offer, KEMET offered to acquire all of the outstanding loan notes under the convertible capital loan issued by Evox Rifa for a consideration corresponding to the aggregate of the nominal amount per loan note of EUR 100 plus accrued interest up to and including the closing date of the tender offer. The outstanding amount of the loan notes and accrued interest at the time of the commencement of the tender offer totaled approximately EUR 5.9 million (approximately $8.1 million). Holders of approximately 95.7% of the convertible capital loan notes issued by Evox Rifa have tendered their loan notes pursuant to the tender offer and consequently, KEMET has redeemed these notes as of April 24, 2007. In addition to the payment made for the shares and loan notes, KEMET assumed approximately EUR 19.2 million (approximately $26.1 million) in outstanding indebtedness of Evox Rifa.

The total purchase price for Evox Rifa was $37.8 million which includes (dollars in millions):

April 24, 2007
Common stock purchase	$27.0
Purchase of convertible debt	8.1
Acquisition related costs	2.7
Total purchase price	$37.8

The Company is in the process of finalizing the purchase accounting, including the appraisal of the newly acquired assets. However, the Company does not believe that there will be a material difference in the amounts booked as of the date of this report.

The purchase price was determined through arms-length negotiations between representatives of the Company and Evox Rifa.

The acquisition of Evox Rifa, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition.  The fair values of the assets acquired and the liabilities assumed were $92.7 million and $54.9 million, respectively.  The allocation of the purchase price is based upon preliminary estimates of the fair value.  The actual allocation of the purchase price may differ from the preliminary allocation due to refinements of the fair value of the net assets acquired.  The excess of the purchase price over the fair values of the net asset acquired of $18.9 million was recorded as goodwill.  Approximately $3.7 million has been allocated to intangible assets other than goodwill.

Pro Forma Information:

The following presents the pro forma (unaudited) results for the three months ended June 30, 2007 and 2006, respectively assuming the acquisition of Evox Rifa had occurred on April 1, 2006 (dollars in thousands, except per share amounts):

	Three month periods ending
	June 2007	June 2006
Net sales	$190,174	$197,354
Net income/(loss)	$4,910	$(417)

Net income/(loss) per share:
Basic	$0.06	$(0.00)
Diluted	$0.06	$(0.00)

The above amounts for the quarter ended June 30, 2007 and 2006 reflect adjustments for depreciation for the revalued properties, amortization of the intangibles acquired, a reduction in interest income for the cash used to purchase the business, a reduction in the convertible interest that KEMET purchased, and related tax effects for the aforementioned adjustments.  These results also assume that KEMET owned 92.7% of Evox Rifa for each of the periods presented.  The pro forma amounts do not include anticipated synergies from the acquisition.

The pro forma information, as presented above, is not indicative of the results which would have been obtained had the transaction occurred on April 1, 2006, nor is it indicative of the Company’s future results.

In connection with the acquisition, the Company assumed the existing and outstanding debt, including the remaining convertible notes, of approximately $22.0 million at April 24, 2007.  Since the acquisition, KEMET has repaid approximately $11.7 million of this debt.  At June 30, 2007, the remaining debt balance is $10.3 million.  The effective interest rates on these bank loans range from 5.3% to 5.5%.  The maturity of the bank loans on a calendar year basis is: 2007 - $2.9 million, 2008 - $3.1 million, 2009 - $1.4 million, 2010 - $0.5 million, thereafter $2.4 million.

Tantalum Business of EPCOS AG

In fiscal year 2007, the Company purchased the tantalum business of EPCOS AG, a German corporation (“EPCOS”) for a total purchase price of EUR 86.7 million (approximately $105.7 million).   The acquisition of the tantalum business unit of EPCOS, included in operating results from the acquisition date and as of the end of the transition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition.  The fair values of the assets acquired and the liabilities assumed were $137.8 million and $42.5 million, respectively.  The excess of the purchase price over the fair values of the net asset acquired of $4.1 million was recorded as goodwill.  Approximately $2.9 million has been allocated to intangible assets other than goodwill.

The Company did not present pro forma information for the three months ended June 30, 2006 due to the consummation of the acquisition near the beginning of the Company’s reporting period, and because the Company did not have access to the actual operating results for the thirteen day period beginning April 1, 2006.

In connection with the acquisition of the tantalum business unit of EPCOS, the Company became party to an agreement between EPCOS - Pecas e Componentes Electronicos, S.A. (whose name was changed post-acquisition to KEMET Electronics Portugal, S.A. (“KEP”)) and the Government of Portugal relating to certain investment contracts aimed to expand the manufacturing capacities of KEP. As a consequence, KEP has received non-interest bearing loans, two of which are outstanding as of June 30, 2007. Repayments are made in various installments, as noted below. Repayment of these loans is guaranteed by a bank. One of the loans matures on December 28, 2007 and the other loan matures on December 28, 2010.  If KEP fulfills its obligations for the entire period under the investment contracts, the loans will be forgiven up to 60% of the outstanding amounts.  The two obligations to be fulfilled by KEP include the hiring of a specified number of employees and the achievement of agreed-upon production levels.  At June 30, 2007, the outstanding indebtedness was $3.9 million.

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

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

From time to time, information provided by the Company, including but not limited to statements in this report or other statements made by or on behalf of the Company, may contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth in the Company’s 2007 Annual Report under the heading Safe Harbor Statement identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the Company’s unaudited consolidated financial statements included herein. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in KEMET’s annual report on Form 10-K for the year ended March 31, 2007. The Company’s critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of KEMET’s annual report on Form 10-K for the year ended March 31, 2007.

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

Overview

KEMET is a leading manufacturer of tantalum, multilayer ceramic, solid aluminum capacitors, and after the Evox Rifa acquisition on April 24, 2007, plastic film, paper and electrolytic capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

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

The Company manufactures capacitors in the United States, Mexico, Portugal, China, Indonesia, U.K., Finland, and Sweden. Substantially all of the manufacturing in the United States has been relocated (see “Manufacturing Relocation Plan”) to the Company’s lower-cost manufacturing facilities in Mexico and China. Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

The market for all of the Company’s capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs, and few import barriers. Competitive factors that influence the market for the Company’s products include product quality, customer service, technical innovation, pricing, and timely delivery. The Company believes that it competes favorably on the basis of each of these factors.

Organization

KEMET is organized into three distinct business groups: the Tantalum Business Group (“Tantalum”) the Ceramic Business Group (“Ceramic”) and the Film and Electrolytic Business Group (“Film and Electrolytic”). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups. In addition, all corporate costs are also allocated to the business groups.

Tantalum Business Group

The Tantalum Business Group operates in six manufacturing sites in the United States, Mexico, Portugal, and China. This business group produces tantalum and aluminum capacitors. The business unit also maintains a product innovation center in the United States, and a research and development center in Heidenheim, Germany. Sales of Tantalum’s products are made in all regions in the world.

Ceramic Business Group

The Ceramic Business Group operates in three manufacturing sites in Mexico and China. This business group produces ceramic capacitors. In addition, the business group also has a product innovation center in the United States. Sales of Ceramic products are made in all regions of the world.

Film and Electrolytic Business Group

The Film and Electrolytic Business Group operates in six manufacturing sites in Europe and Asia. This business group designs and manufactures plastic film, paper and electrolytic capacitors. In addition, the business group also has a product innovation center in the Sweden. Sales of Film and Electrolytic products are made in all regions of the world.

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
Leverage our technological competence to introduce new products in a timely and cost efficient manner and generate an increasing portion of our sales from new products to improve financial performance as well as to meet our customers’ varied and evolving capacitor needs. During the first fiscal quarter 2008 the Tantalum Business Group released 588 new products of which 45 were first to market (which is a product not currently supplied by any competitor).  In addition, the Ceramic Business Group introduced 175 new discrete products during the quarter.
Continue to become the “Capacitance Company”—the supplier of choice for all capacitance needs including tantalum, ceramic, film, paper, electrolytic, and solid aluminum capacitors so our customers can reap the benefits of being able to satisfy their varied capacitor product needs through one supplier. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research other capacitance technologies and solutions in order to remain at the forefront of this area.
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

KEMET’s Global Presence

KEMET in the United States

KEMET’s corporate headquarters is in Greenville, South Carolina. Individual functions evolve to support global activities in Asia, Europe, and the Americas, either from Greenville, South Carolina or through locations in appropriate parts of the world.

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

KEMET in Asia Pacific

In recent years, low production costs and proximity to large, growing markets have caused many of KEMET’s key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support its customers’ Asian operations. The Company’s initial China production facilities in Suzhou near Shanghai commenced shipments in 2003. The Company began shipping products from its second production facility in Suzhou in 2005. Manufacturing operations in China will continue to grow, and KEMET anticipates that production capacity in China may be equivalent to Mexico in the future. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET’s objective of being a global company. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company’s customer base in Asia.  In connection with the Evox Rifa acquisition completed on April 24, 2007, the Company has added another Chinese operation in Nantong, China as well as a manufacturing operation in Batam, Indonesia.  These operations will continue to support the former Evox Rifa customer base in Asia with top quality film and electrolytic capacitors.

KEMET in Europe

As previously mentioned, the Company purchased the tantalum business unit of EPCOS on April 13, 2006, and also acquired Evox Rifa Group Oyj on April 24, 2007.  These acquisitions have provided the Company with manufacturing operations in Europe.  The Company now has manufacturing locations in Evora, Portugal; Suomussalmi, Finland; Granna, Sweden; and Weymouth, United Kingdom.  In addition, the Company has research and development centers in Heidenheim, Germany and Farjestaden, Sweden.  KEMET will maintain and enhance its strong European sales and customer service infrastructure, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

Global Sales and Logistics

In recent years, it has become more complex to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities globally. The growth of the electronics manufacturing services (EMS) industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. The most successful business models in the electronics industry are based on tightly integrated supply chain logistics to drive down costs. KEMET’s directed salaried force worldwide and a well-developed global logistics infrastructure distinguishes it in the marketplace and will remain a hallmark of KEMET in meeting the needs of its global customers.

Employees

As of June 30, 2007, KEMET had approximately 9,900 employees, of whom approximately 900 were located in the United States, 5,900 were located in Mexico, 1,800 in Asia, and 1,300 in Europe. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 4,800 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 500 employees in Portugal represented by labor unions. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico, China, Indonesia and various locations in Europe are denominated in local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company’s labor costs in these areas.

CONSOLIDATED RESULTS OF OPERATIONS

Recent Trend in Average Selling Prices

Average selling prices for the June 2007 quarter, adjusted for changes in product mix, were down approximately 1% as compared to average selling prices for the March 2007 quarter.

Comparison of the Three-Month Period Ended June 30, 2007, with the Three-Month Period Ended June 30, 2006

Net Sales

Net sales for the three months ended June 30, 2007, increased 8.0% to $183.1 million as compared to the same period last year, with 12.4% or $22.7 million being contributed by the newly acquired Evox Rifa Group Oyj (“Evox Rifa”).  The increase in net sales was attributable to a more favorable mix of products.  Unit volumes in the three-month period ended June 30, 2007 decrease 13.0% as compared to the same period last year.  Mix-adjusted average selling prices for the June 2007 quarter decreased approximately 1.0% compared to mix-adjusted average selling prices for the June 2006 quarter.

By region, 30% of net sales for the three months ended June 30, 2007, were to customers in North America and South America (“Americas”), 39% were to Asia and Pacific Rim (“APAC”), and 31% were to Europe, Middle East and Africa (“EMEA”).  For the three months ended June 30, 2006, 34% of net sales were to customers in the Americas, 41% were to APAC, and 25% were to EMEA.

By channel, 52% of net sales for the three months ended June 30, 2007, were to distribution customers, 18% were to Electronic Manufacturing Services customers, and 30% were to Original Equipment Manufacturing customers.  For the three months ended June 30, 2006, 55% of net sales were to distribution customers, 22% were to Electronic Manufacturing Services customers, and 23% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended June 30, 2007, was $143.5 million, or 78.4% of net sales, as compared to $132.7 million, or 78.3% of net sales, for the same period last year.  The decline in cost of sales as a percentage of sales was due to a more favorable product mix, allowing for better utilization of fixed costs and the results of the Company’s cost reduction efforts, to a lesser extent. The Company has, however, continued to experience higher costs in two of its raw materials, palladium and silver.  Silver is used by both the Tantalum and Ceramic Business Groups while palladium is used exclusively in the Ceramic Business Group.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2007, were $21.8 million, or 11.9% of net sales, as compared to $23.9 million, or 14.1% of net sales for the same period last year. The SG&A expenses for the three months ended June 30, 2007 include $3.0 million or 13.2% of net sales related to Evox Rifa.  Taking into account the additional expenses associated with Evox Rifa, the decrease quarter over quarter was due primarily to lower SFAS No. 123R Share-Based Costs of $1.4 million and lower acquisition integration costs of $2.7 million.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2007, were $9.1 million, or 5.0% of net sales, as compared to $7.8 million, or 4.6% of net sales for the same period last year.  The R&D expenses for the three months ended June 30, 2007 include $0.5 million or 2.2% of net sales related to newly acquired Evox Rifa business. The continuing level of R&D costs reflects the Company’s efforts to be the “The Capacitance Company.”  During the quarter, the Company introduced approximately 800 new products of which 45 were first to market.

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

A summary of the special charges recognized in the quarters ended June 30, 2007 and 2006 is as follows (dollars in millions):

	Three months ended June 30,
	2007	2006
Reductions in workforce	$1.2	$0.1
Manufacturing relocations	1.3	4.6

Total restructuring charges (1)	2.5	4.7

Acquisitions integration costs	0.1	2.8

Total special charges	$2.6	$7.5

(1)       Restructuring charges – These costs are included as a separate line item on the Consolidated Statements of Operations.

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Reductions in workforce – During the three months ended June 30, 2007, the Company had two reduction in workforce programs in Mexico affecting 273 employees.  For the three months ended June 30, 2006, the Company recognized a charge of $0.1 million for a reduction in force effecting two U.S. employees.

Manufacturing relocations – During the three months ended June 30, 2007 and 2006, the Company incurred expenses of $1.3 million and $4.6 million, respectively.  These costs are related to the plan.  All costs are expensed as incurred.

Acquisitions integration costs – As part of the Company’s recent acquisitions, the Company has and will continue to incur costs to integrate the new businesses into KEMET.  In April 2007, KEMET acquired Evox Rifa.  In connection with this acquisition and the Company’s efforts to integrate Evox Rifa into KEMET, the Company incurred $0.1 million of costs during the first fiscal quarter of 2008.  During fiscal year 2007, KEMET completed the acquisition of the Tantalum Business of EPCOS on April 13, 2006. During the first quarter of fiscal year 2007, the Company recorded charges of $2.8 million related to the acquisition which are included in Selling, general and administrative on the Consolidated Statements of Operations.   As of March 31, 2007, all integration costs associated with the Tantalum Business of EPCOS had been incurred.

Operating Income

Operating income for the three months ended June 30, 2007, was $6.2 million, compared to an operating income of $0.5 million for the quarter ended June 30, 2006. The improvement in the operating income was primarily due to higher sales volumes, lower restructuring charges, and lower selling, general and administration costs, partially offset by higher research and development costs.  Each of these is discussed above.

Other Income and Expense

Interest income was higher in the three months ended June 30, 2007 versus the comparable period in the prior year primarily due to the Company’s higher overall cash position created by the Company’s newly issued convertible debt offering in November 2006.  This also increased the amount of interest expense recorded during the three month period ended June 30, 2007 as compared to the previous year.  In addition, additional interest expense was incurred in connection with the acquired debt of Evox Rifa.  Other (income)/expense decreased in the three months ended June 30, 2007 versus the comparable period of the preceding year due primarily to a foreign currency transaction gain in the three-month period ended June 30, 2006.

Income Taxes

The income tax benefit totaled $1.3 million for the three months ended June 30, 2007, compared to an income tax expense of $0.5 million for the three months ended June 30, 2006. The net income tax benefit is comprised of a $2.5 million income tax benefit from the recognition of tax credits due to a change in Texas tax law, $1.0 foreign income tax expense and minor federal and state income tax expense.

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

Business Groups Comparison of Three-Month Period Ended June 30, 2007, with the Three-Month Period Ended June 30, 2006

Tantalum Business Group

The following presents the summarized results of the Tantalum business unit (dollars in millions):

	Three months ended June 30,
	2007	2006
Net sales	$105.3	$111.0
Operating income	$6.4	$2.1

Net sales

Unit sales volumes for the three months ended June 30, 2007 were down 5.6% as compared to the same period last year.  Average selling prices were flat for the June 30, 2007 quarter versus the June 30, 2006 quarter. Volumes for tantalum products continue to be very strong in Asia, representing 44% of total revenue.

Operating income

Operating income was favorably impacted by improvements in material costs and lower restructuring charges in first fiscal quarter 2007 versus first fiscal quarter 2006.  As previously stated, selling, general and administrative costs are allocated to the business units.  The explanations for changes in those costs can be found above.

Ceramic Business Group

The following presents the summarized results of the Ceramic business group (dollars in millions):

	Three months ended June 30,
	2007	2006
Net sales	$55.1	$58.6
Operating loss	$(1.3)	$(1.6)

Net sales

Unit sales volumes for the three months ended June 30, 2007 decreased 17.5% as compared to the same period last year.  Average selling prices increased 14.5% from the quarter ended June 30, 2007 as compared to the same quarter last year.

Operating loss

Operating loss was lower in the three months ended June 30, 2007, despite lower sales, as compared to the same period in 2006 due to lower material and labor costs and lower restructuring charges.  As previously stated, selling, general and administrative costs are allocated to the business units.  The explanations for changes in those costs can be found above.

Film and Electrolytic Business Group

As previously discussed, the Company acquired Evox Rifa in April 2007.  In conjunction with this acquisition, the Company determined that the new business was a separate segment and accordingly is presenting the results for the three months ended June 30, 2007.  Comparative numbers are not shown, however, the Company did prepare pro-forma information in the notes to the financial statements.

The following presents the summarized results of the Film and Electrolytic business group (dollars in millions):

Three months ended June 30, 2007
Net sales	$22.7
Operating income	$1.1

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company intends to satisfy both its short-term and long-term liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations. The overall decrease in liquidity is primarily due to the aforementioned acquisition of Evox Rifa. Additional information regarding the acquisition may be obtained from Note 15 of this document.

Cash from Operating Activities

Cash flows from operating activities for the three months ended June 30, 2007, used $25.1 million as compared to $3.7 million in the same period of the prior year. The current period decrease in operating cash was primarily due to decreases in accrued expenses and income taxes, a decrease in accounts payable due to timing of supplier payments, an increase in inventories and an increase in accounts receivable.  Offsetting these decreases in operating cash was net income of $7.0 million, non-cash depreciation and amortization of $12.1 million, and non-cash charges relating to stock-based compensation expense of $2.4 million.

Cash from Investing Activities

Cash flows from investing activities for the three months ended June 30, 2007, used $43.8 million compared to using $85.4 million in the same period of the prior year. The Company used $36.0 million in cash to complete the purchase of the Evox Rifa. In addition, the Company had capital expenditures of $9.1 million.

Cash from Financing Activities

Cash flows from financing activities for the three months ended June 30, 2007, used $31.4 million as compared to $18.9 million used in the same period in the prior year. This decrease in cash is due to the annual $20 million principal payment associated with the Company’s Senior Notes as well as the repayment of $11.7 million of the acquired Evox Rifa debt. The Company was in compliance with the covenants under its Senior Note agreement as of the most recent reporting period.

The Company’s principal source of net operating cash is the sale of capacitors. Management believes cash generated from operations together with available cash and investments provides the Company the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments.

Commitments

As of June 30, 2007, the Company had contractual obligations in the form of non-cancelable operating leases, long-term supply contracts for the purchase of tantalum powder and wire (see Note 7 to the consolidated financial statements), and debt, including interest payments, as follows (dollars in thousands):

	Fiscal years ending March 30,
	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$2,507	$2,223	$1,449	$857	$347	$562	$7,945
Tantalum supply agreement	2,239	—	—	—	—	—	2,239
Debt	3,161	24,513	22,872	21,945	797	176,621	249,909
Interest payments	4,357	7,756	6,241	4,793	4,045	61,074	88,266
	$12,264	$34,492	$30,562	$27,595	$5,189	$238,257	$348,359

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN No. 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. On April 1, 2007, the Company adopted FIN No. 48. As a result of the adoption, the Company recorded a $3.7 million increase to the opening retained earnings balance and a $0.5 million reduction of goodwill. These adjustments represent the cumulative effect of adoption on prior periods. For additional information regarding these adjustments, refer to Note 10, Income Taxes.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and other certain items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009.  The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

In April 2007, the FASB issued FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”.  FSP FIN No. 39-1 permits an entity that is party to a master netting arrangement to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting.  FSP FIN No. 39-1 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that the adoption of FSP FIN No. 39-1 will have on its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ended March 31, 2007, Form 10-K, Part II, Item 7 A, is still applicable and updated through June 30, 2007.

ITEM 4. Controls and Procedures

(a). The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, which is the end of the period covered by this report.

(b). During the first quarter of fiscal year 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than as reported in the Company’s fiscal year ended March 31, 2007, Form 10-K under the caption “Item 3. Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with any certainty. However, in the opinion of management, based on its examination of these matters and its experience to date, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Company’s Consolidated Balance Sheets and expected insurance proceeds, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

ITEM 1A. Risk Factors

The risk factors discussed in the Company’s fiscal year ended March 31, 2007 Form 10-K, Part I, Item 1A have been updated and are disclosed below.

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

Presently three suppliers process tantalum ore into capacitor-grade tantalum powder. Our management believes that the tantalum we require has generally been available in sufficient quantities to meet our requirements and that there are a sufficient number of tantalum processors relative to foreseeable demand. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that we may not be able to pass on to our customers. In fiscal year 2001, for instance, the increase in demand for tantalum capacitors led to tight supplies of tantalum raw material and some tantalum powders resulting in prices increasing from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001.  The average price of tantalum raw material at June 30, 2007 was over $180 per pound.

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

We manufacture many of our capacitors in various international locations and future political or regulatory changes in any of these regions could adversely affect our profitability.

Although we have not experienced significant problems conducting operations in various international locations, our international operations are subject to a number of special risks, in addition to the same risks as our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory regimes, differences in the availability and terms of financing, political instability and potential increases in taxes. These factors could impact our production capability or adversely affect our results of operations or financial condition.

We may not be able to successfully integrate current or future acquisitions with our operations or identify attractive acquisition opportunities in the future.

Because the markets and industries in which we operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, we may not be able to integrate current or future acquisitions without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing businesses and possible inconsistencies in standards, controls and procedures. In addition, we may not be able to achieve the expected cost synergies from our purchase of current or future acquisition and we may incur higher than anticipated integration or restructuring costs associated with it. Our business strategy includes growth through select acquisitions of other businesses. However, acquisition opportunities may not be available and may not be attractively priced because of competition or other factors. In addition, we may be unable to fund an acquisition opportunity. Even if we are able to make acquisitions, we may be unable to successfully integrate such acquisitions into our existing operations and operational difficulties or diminished financial performance may result or a disproportionate amount of management’s attention may be diverted. Even if we are successful in integrating any future acquisitions, we may not derive the benefits, such as operational, costs or administrative synergies, that we expected.

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

In July 2003, we announced our manufacturing relocation plan to improve our position as a global leader in passive electronic technologies. Pursuant to the plan, we reorganized our operations around the world. Several of our facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. We have also undertaken several other restructuring actions over the last several years to reduce our costs and to make our operations more efficient. We anticipate two remaining moves associated with the manufacturing relocation plan, which are scheduled to be completed by the end of fiscal year 2008, and also expect additional actions related to our acquisition of the EPCOS tantalum business unit. To the extent we are unsuccessful in realizing the goals of any or all of these initiatives, we will not be able to achieve our anticipated operating results. Additionally, to the extent we embark on additional restructuring or repositioning programs, such initiatives may be unsuccessful and we may not achieve the expected benefits therefrom, though it is likely we would incur additional costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2007	87,500	$9.76	—	2,600,000
May 2007	—	$—	—	2,600,000
June 2007	50,000	$7.86	—	2,600,000
Total	137,500		—

(1) - As part of the compensation package to the Chief Executive, the Board of Directors authorized two 50,000 blocks of restricted common stock of the Company to be granted.  50,000 shares were issued in both April and June, respectively.  Last year in the first quarter, 50,000 shares of the Company’s stock was authorized to be issued to the Chief Executive Officer.  In connection with this grant of restricted shares of common stock of the Company to the Chief Executive Officer, an election was made by the Chief Executive Officer to satisfy the applicable Federal income tax withholding obligation arising from the grant of the restricted shares through a net share settlement, pursuant to which the Company withheld 12,500 shares of the restricted stock grant (out of the 50,000 shares granted) and used the deemed proceeds from those shares to pay the Federal income tax withholding.  The remaining shares of 37,500 were issued from treasury stock in April 2007.

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

Date: August 7, 2007

KEMET Corporation

/s/ DAVID E. GABLE
David E. Gable
Senior Vice President and Chief Financial Officer