Form 10-Q
period 2007-09-30
KEMET CORP
filed 2007-11-07
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common Stock Outstanding at: September 30, 2007

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	83,974,762

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

(Unaudited)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$164,861	$212,202
Accounts receivable, net	138,660	108,830
Inventories:
Raw materials and supplies	73,041	54,584
Work in process	62,687	51,810
Finished goods	35,492	47,474
Total inventories	171,220	153,868
Prepaid expenses and other current assets	5,788	6,816
Deferred income taxes	4,787	5,181
Total current assets	485,316	486,897
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $688.0 million and $682.6 million as of September 30, 2007 and March 31, 2007, respectively	374,458	349,174
Property held for sale	2,393	3,647
Investments in U.S. government marketable securities	—	45,767
Investments in affiliates	119	119
Goodwill	58,012	36,552
Intangible assets, net	17,267	14,260
Other assets	8,616	7,110
Non-current deferred income taxes	1,330	—
Total noncurrent assets	462,195	456,629
Total assets	$947,511	$943,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,117	$20,000
Accounts payable, trade	88,048	70,799
Accrued expenses	35,355	49,777
Income taxes payable	865	7,225
Total current liabilities	147,385	147,801
Noncurrent liabilitites:
Long-term debt, less current portion	224,848	238,744
Postretirement benefits and other noncurrent obligations	18,948	19,587
Deferred income taxes	—	1,636
Total noncurrent liabilities	243,796	259,967
Total liabilities	391,181	407,768

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares, issued 88,205,946 and 88,154,936 shares at September 30, 2007 and March 31, 2007, respectively	882	882
Additional paid-in capital	323,602	321,059
Retained earnings	242,853	228,118
Accumulated other comprehensive income	31,966	30,418
Treasury stock, at cost (4,231,184 and 4,403,048 shares at September 30, 2007 and March 31, 2007, respectively)	(42,973)	(44,719)
Total stockholders’ equity	556,330	535,758

Total liabilities and stockholders’ equity	$947,511	$943,526

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Net sales	$197,129	$166,548	$380,248	$336,117

Operating costs and expenses:
Cost of goods sold	159,397	132,443	302,939	265,157
Selling, general and administrative	20,212	21,245	42,019	45,165
Research and development	8,173	7,429	17,240	15,222
Restructuring charges	5,985	3,415	8,534	8,090
Total operating costs and expenses	193,767	164,532	370,732	333,634

Operating income	3,362	2,016	9,516	2,483

Other (income)/expense:
Interest expense	2,085	1,283	4,685	2,731
Interest income	(1,356)	(702)	(3,217)	(1,563)
Other (income)/expense	(1,185)	194	(1,517)	(1,005)
Total other (income)/expense	(456)	775	(49)	163

Income before income taxes	3,818	1,241	9,565	2,320

Income tax (benefit)/expense	(267)	401	(1,577)	884

Income before minority interest	4,085	840	11,142	1,436

Minority interest	75	—	100	—

Net income	$4,010	$840	$11,042	$1,436

Net income per share:
Basic	$0.05	$0.01	$0.13	$0.02
Diluted	$0.05	$0.01	$0.13	$0.02

Weighted-average shares outstanding:
Basic	83,953,130	87,018,384	83,921,418	87,007,111
Diluted	84,176,613	87,132,296	84,157,689	87,463,308

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Dollars in thousands except per share data)

(Unaudited)

	Six months ended September 30,
	2007	2006
Operating activities:
Net income	$11,042	$1,436

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and asset impairment charges	25,952	20,373
Loss on disposal	94	8
Stock-based compensation	3,771	4,336
Change in operating assets	6,766	(24,373)
Change in operating liabilities	(45,876)	5,896
Net cash provided by operating activities	1,749	7,676

Investing activities:
Proceeds from sale of short-term investments	—	4,902
Proceeds from sale of long-term investments	46,076	4,656
Additions to property and equipment	(24,920)	(12,540)
Business unit acquisition, net of cash received	(39,079)	(87,159)
Cash acquired in acquisitions	383	365
Other	15	74
Net cash used in investing activities	(17,525)	(89,702)

Financing activities:
Payment on long-term debt	(31,734)	(20,000)
Proceeds from sale of common stock to Employee Savings Plan	387	327
Proceeds from exercise of stock options	130	946
Net cash used in financing activities	(31,217)	(18,727)

Net decrease in cash and cash equivalents	(46,993)	(100,753)

Effect of foreign currency fluctuation on cash	(348)	(12)
Cash and cash equivalents at beginning of period	212,202	163,778

Cash and cash equivalents at end of period	$164,861	$63,013

See accompanying notes to consolidated financial statements.

Note 1. Basis of Financial Statement Presentation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2007, Form 10-K. Net sales and operating results for the three and six months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. The Company is currently evaluating the impact that SFAS No. 157 will have on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and other certain items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact that SFAS No. 159 will have on its 2009 consolidated financial statements.

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

The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of Net sales were less than 1% for the year ended March 31, 2007, and for the six months ended September 30, 2007 and 2006. The Company recognizes warranty costs when identified.

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

Computation of Basic and Diluted Income Per Share

(Dollars in thousands except per share data)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$4,010	$840	$11,042	$1,436

Denominator:
Weighted-average shares outstanding:
Basic	83,953,130	87,018,384	83,921,418	87,007,111
Assumed conversion of employee stock options	223,483	113,912	236,271	456,197
Diluted	84,176,613	87,132,296	84,157,689	87,463,308

Net inocme per share:
Basic	$0.05	$0.01	$0.13	$0.02
Diluted	$0.05	$0.01	$0.13	$0.02

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At September 30, 2007, the Company had outstanding forward exchange contracts that matured within approximately six months to purchase Mexican pesos with notional amounts of $37.3 million. The fair value of these contracts totaled $0.9 million at September 30, 2007, and they are recorded as derivative assets on the Consolidated Balance Sheets under Prepaid expenses and other current assets. During the next six months, it is estimated that approximately $0.9 million of the unrealized gain on these contracts will be recorded to Cost of goods sold. This estimate is currently reflected in Accumulated other comprehensive income/(loss) (“AOCI/(L)”)  The impact of the changes in fair values of these contracts resulted in AOCI/(L), net of taxes, of $0.9 million and $(0.2) million for the three month and six month periods ended September 30, 2007, respectively.

Certain sales are made in Euros. In order to hedge these sales, management purchases forward contracts to sell Euros for periods in amounts not to exceed the underlying sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2007, the Company had outstanding forward exchange contracts that mature within approximately six months to sell Euros with notional amounts of $16.2 million. The fair value of these contracts total $(0.9) million at September 30, 2007, and they are recorded as an offset to the Company’s derivative Mexican peso asset on the Consolidated Balance Sheets under Prepaid expenses and other current assets. The impact of the changes in fair values of these contracts resulted in AOCI/(L), net of taxes of $(0.1) million and $(0.9) million for the three and six month periods ended September 30, 2007, respectively. There were no outstanding Euro hedges at March 31, 2007.

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

During the three and six months ended September 30, 2007 and 2006, the following highlights the restructuring charges recognized by the Company (dollars in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006

Reduction in Force	$3,315	$1,414	$4,529	$1,515
Manufacturing moves	2,670	1,911	4,005	6,485
Asset impairments	—	90	—	90
Restructuring charges	$5,985	$3,415	$8,534	$8,090

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the three and six months ended September 30, 2007 and 2006 is shown below (dollars in thousands):

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Personnel	Manufacturing	Personnel	Manufacturing	Termination
	Reductions	Relocations	Reductions	Relocations	of a Contract
Beginning of period	$705	$—	$1,994	$—	$—
Costs charged to expense	3,315	2,670	1,414	1,911	90
Costs paid or settled	(2,009)	(2,670)	(2,441)	(1,911)	(90)
End of period	$2,011	$—	$967	$—	$—

	Six months ended September 30, 2007		Six months ended September 30, 2006
	Personnel	Manufacturing	Personnel	Manufacturing	Termination
	Reductions	Relocations	Reductions	Relocations	of a Contract
Beginning of period	$941	$—	$2,094	$—	$—
Costs charged to expense	4,529	4,004	1,515	6,485	90
Costs paid or settled	(3,459)	(4,004)	(2,642)	(6,485)	(90)
End of period	$2,011	$—	$967	$—	$—

Manufacturing relocation costs are expensed as actually incurred, therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in Restructuring charges in the Consolidated Statements of Operations.

Personnel reductions — During the three months ended September 30, 2007, the Company recognized a charge of $3.0 million for a reduction in force in the Evora, Portugal and Heidenheim, Germany facilities and $0.3 million related to the departure of a former senior executive. These reductions in force comprised 115 employees. In the first quarter of fiscal year 2008, the Company recorded a charge of $1.2 million related to reductions in force in our Mexican plants. This includes approximately 300 employees in three plants in Mexico. During the three months ended September 30, 2006, the Company recognized a charge of $1.4 million for reductions in force effecting 138 people in the United States, Mexico and Europe.

Manufacturing relocations — During the six months ended September 30, 2007 and 2006, the Company incurred expenses of $4.0 million and $6.5 million, respectively. These costs are related to the manufacturing relocation plan. All costs are expensed as incurred.

Note 5. Other Postretirement Benefit Plans

The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company.

The components of the expense for postretirement medical and life insurance benefits are as follows (dollars in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$21	$139	$42	$278
Interest cost	241	407	482	814
Amortization of actuarial gain	(598)	(396)	(1,196)	(792)
Total net periodic benefits (income)/costs	$(336)	$150	$(672)	$300

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

As of March 31, 2007, the Company implemented SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). Under SFAS No. 158, the funded status of each pension and other post retirement benefit plan is required to be reported as an asset for overfunded plans or a liability for underfunded plans, replacing the accrued or prepaid asset currently recorded and reversing any amounts previously recorded with respect to any additional minimum pension liability. Accordingly, the Company reclassed its liability of $23.4 million to AOCI as of March 31, 2007.

Note 6. Investments

At March 31, 2007, investments consisted of debt securities and an equity security of a privately-held company. The debt securities, which consisted of U.S. government marketable securities, were classified as available-for-sale securities, matured in one to three years, and were carried at fair market value with unrealized gains and losses recorded in AOCI on the Consolidated Balance Sheets.

During the quarter ended September 30, 2007,  the Company sold 100% of its U.S. government marketable securities for $46.1 million and reinvested the proceeds in its money market accounts. In connection with the sale, the Company realized a $0.4 million loss which was previously recorded in AOCI.

At September 30, 2007 and March 31, 2007, the Company determined that the remaining investment balance in its equity investment in Lamina Ceramics, Inc., approximated fair value.

A summary of the components and carrying values of investments on the Consolidated Balance Sheets is as follows (dollars in thousands):

	September 30, 2007	March 31, 2007
	Fair Value	Fair Value	Unrealized Loss
U.S. government marketable securities:
Long-term	$—	$45,767	$(1,092)
Equity investments:
Cost	119	119	—
	$119	$45,886	$(1,092)

Note 7. Supply Contracts

The Company has a tantalum supply agreement with Cabot Corporation following the acquisition of the tantalum business unit of EPCOS on April 13, 2006. This contract concluded at the end of this quarter. The Company recorded an unfavorable contract provision liability due to the acquisition of the tantalum business unit of EPCOS on the opening balance sheet. A reconciliation of the beginning and ending balance included in Postretirement benefits and other noncurrent liabilities on the Consolidated Balance Sheets is as follows (dollars in thousands):

	Inventory Supply Agreement
	Six months ended	Twelve months ended
	September 30, 2007	March 31, 2007
Beginning of period	$2,231	$—
Liability acquired	—	6,921
Costs paid or settled	(2,231)	(4,690)
End of period	$—	$2,231

Note 8. Accumulated Other Comprehensive Income

Comprehensive income for the three and six months ended September 30, 2007 includes the following components (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$4,010	$840	$11,042	$1,436
Other comprehensive income, net of tax:
Amortization of SFAS No. 158	(598)	—	(1,196)	—
Currency forward contract gain/(loss)	(1,618)	2,059	(829)	1,459
Currency translation gain/(loss)	1,169	(243)	2,482	75
Unrealized securities gain	—	57	—	56
Unrealized investment income	1,197	1,090	1,091	651
Total net income and other comprehensive income	$4,160	$3,803	$12,590	$3,677

The components of Accumulated other comprehensive income on the Consolidated Balance Sheets are as follows (dollars in thousands):

	September 30, 2007	March 31, 2007
Currency forward contract income, net	$24	$854
Currency translation income	9,745	7,263
Unrealized investment loss	—	(1,092)
Effect of SFAS No. 158	22,197	23,393
Total accumulated other comprehensive income	$31,966	$30,418

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

On April 24, 2007, the Company acquired the Evox Rifa Group Oyj, for a purchase price of approximately $40.8 million, including approximately $3.5 million for acquisition related costs. The acquisition included manufacturing operations as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. This acquisition increased goodwill by $21.8 million and increased amortized intangibles by $3.7 million.

On April 13, 2006, the Company acquired the tantalum business unit of EPCOS AG (“EPCOS”), for a purchase price of approximately $105.7 million. The acquisition included the EPCOS tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. This acquisition increased goodwill by $4.1 million and increased amortized intangibles by $2.9 million.

The following chart highlights the Company’s goodwill and intangible assets (dollars in thousands):

	September 30, 2007		March 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized Intangibles:
Goodwill	$58,012		$36,552
Trademarks	7,617		7,617
Unamortized intangibles	65,629		44,169
Amortized Intangibles:
Patents, trademarks and technology - 2-25 years	19,984	$11,012	16,297	$10,351
Other -3-10 years	1,726	1,048	1,725	1,028
Amortized intangibles	21,710	12,060	18,022	11,379

	$87,339	$12,060	$62,191	$11,379

The expected amortization expense for the fiscal years ending March 31, 2008, 2009, 2010, 2011 and 2012 is $1,787, $1,432, $1,319, $1,156, and $1,100, respectively.

Note 10. Income Taxes

During the three months ended September 30, 2007, the net income tax benefit is comprised of a $1.1 million income tax benefit from U.S. competent authority relief related to intercompany transfer pricing with the Company’s Mexican subsidiary, $0.7 million foreign income tax expense and minor federal and state income tax expense.

During the six months ended September 30, 2007, the Company recognized a $2.5 million income tax benefit from the recognition of credits due to a change in Texas tax law and a $1.1 million income tax benefit related to competent authority relief on a transfer pricing adjustment. In addition, the Company recognized $1.8 million of foreign income tax expense and minor federal and state income tax expense.

During the three and six months ended September 30, 2006, the income tax expense is principally a result of profitable foreign subsidiaries.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on April 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease of $4.2 million in the liability for unrecognized tax benefits, which was accounted for as a $3.7 million increase to the April 1, 2007 balance of retained earnings and a $0.5 million reduction of goodwill. As of the date of adoption, the Company had approximately $5.7 million of unrecognized tax benefits, of which $2.7 million if recognized would favorably affect the Company’s effective tax rate. At September 30, 2007, the Company had approximately $4.2 million of unrecognized tax benefits.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before fiscal year 2004 and is no longer subject to foreign income tax examinations by tax authorities for years before fiscal year 2002.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN No. 48, the Company continued this practice and had approximately $0.1 million of accrued interest and penalties at April 1, 2007, which is included as a component of income tax expense. During the three months ended September 30, 2007, the Company recognized approximately $3.0 thousand in potential interest associated with uncertain tax positions. The Company also recognized a $0.1 million benefit for the expiration of an uncertain tax position and related interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.8 million due to the settlement of foreign tax issues if resolved prior to September 30, 2008. Mexico has recently enacted tax reforms for 2008 which will impact the quarter ending December 31, 2007. The Company is currently evaluating the impact the new reforms will have on its results of operations and financial condition.

Note 11. Segment and Geographic Information

KEMET is organized into three distinct business groups: the Tantalum Business Group (“Tantalum”) the Ceramic Business Group (“Ceramic”) and the Film and Electrolytic Business Group (“Film and Electrolytic”). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business groups’ respective manufacturing costs. In addition, all corporate costs are also allocated to the business groups based on the business groups’ respective manufacturing costs. On April 24, 2007, KEMET acquired Evox Rifa Group Oyj (“Evox Rifa”). Accordingly, the results from the acquisition date through the end of the quarter have been included in Film and Electrolytic’s results.

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

The following table summarizes information about each group’s net sales, operating income/(loss), depreciation and amortization and total assets (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Net sales:
Tantalum	$108,263	$109,160	$213,596	$220,118
Ceramic	58,978	57,388	114,036	115,999
Film & Electrolytic	29,888	—	52,616	—
Total	$197,129	$166,548	$380,248	$336,117

Operating income/(loss) (1):
Tantalum	$2,183	$1,462	$8,571	$3,572
Cerami	(236)	554	(1,574)	(1,089)
Film & Electrolytic	1,415	—	2,519	—
Total	$3,362	$2,016	$9,516	$2,483

Depreciation/amortization expenses:
Tantalum	$8,693	$6,763	$16,626	$12,499
Ceramic	3,262	3,308	6,889	7,195
Film & Electrolytic	1,242	—	1,778	—
Total	$13,197	$10,071	$25,293	$19,694

	September 30, 2007	March 31, 2007
Total assets:
Tantalum	$536,355	$609,902
Ceramic	316,835	333,624
Film & Electrolytic	94,321	—
Total	$947,511	$943,526

(1) Restructuring charges included in Operating income/(loss) were as follows:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Total restructuring:
Tantalum	$4,877	$2,358	$6,744	$5,163
Ceramic	1,108	1,057	1,790	2,927
Total	$5,985	$3,415	$8,534	$8,090

The Company manages its capital expenditures for long-lived assets on a consolidated basis; therefore, this information has been excluded on a reporting segment basis.

The following highlights the Company’s net sales by geographic location:

	Three months ended September 30, (1)		Six months ended September,
	2007	2006 (1)	2007	2006 (1)
United States	$52,649	$47,220	$101,170	$99,011
Hong Kong	28,206	30,121	55,284	57,324
China	24,720	16,121	43,349	34,493
Germany	20,747	15,925	36,284	27,369
Asia Pacific (2)	14,664	16,616	26,700	32,276
Singapore	10,246	10,390	18,853	23,512
Mexico	4,296	4,524	8,235	9,107
Other countries (2)	41,601	25,631	90,373	53,025
	$197,129	$166,548	$380,248	$336,117

(1) - Revenues are attributed to countries or regions based on the location of the customer. The Company sold $27,705 and $19,670 to two customers, each of which accounted for more than 10% of net sales in the fiscal quarter ended September 30, 2006. The Company did not have sales to any customer which accounted for more than 10% of net sales in the fiscal quarter ended September 30, 2007.

(2) - No country included in these captions exceeded 5% of consolidated net sales for the fiscal quarters ending September 30, 2007 and 2006.

Note 12. Concentrations of Risks

Sales and Credit Risk

The Company sells to customers located throughout the world. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. In October 2005, a customer of the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, the Company had open trade receivables due from the customer of $0.9 million. Accordingly, the Company has provided an allowance for doubtful accounts of $0.3 million to account for any potential write-off of the open trade receivables. The Company will continue to monitor the situation during subsequent quarters to determine if additional amounts will be deemed to be uncollectible.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 54%, 58% and 52% of the Company’s net sales in fiscal years 2007, 2006, and 2005, respectively. For the three months ended September 30, 2007, sales to electronics distributors accounted for approximately 47% of the Company’s net sales. For the three months ended September 30, 2006, sales to electronics distributors accounted for approximately 50% of the Company’s net sales. As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At September 30, 2007 and March 31, 2007, no customer accounted for more than 10% of the Company’s accounts receivable balance.

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

A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax (“VAT”) registration in The Netherlands. The bank guarantee is in the amount of EUR 1.5 million. A corresponding interest-bearing deposit was placed with a European bank. The deposit is in KEMET’s name and KEMET receives all interest earned by this deposit. However, this deposit is pledged to the European bank, and the bank can use these funds should a valid claim be made. The bank guarantee has no expiration date.

Employees

As of September 30, 2007, KEMET had approximately 10,000 employees, of whom approximately 900 were located in the United States, 5,900 were located in Mexico, 2,000 in Asia, and 1,200 in Europe. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 4,900 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 400 employees in Portugal represented by labor unions. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico, China, Indonesia, and various locations in Europe are denominated in local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company’s labor costs in these areas.

Note 13. Property Held for Sale

As a result of moving manufacturing operations from the United States to lower cost facilities a certain manufacturing facility located in the United States is no longer in use and is held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of the facility at September 30, 2007, was $2.4 million and is separately presented in the Property held for sale line item on the Consolidated Balance Sheets. At September 30, 2007, the fair value is believed to approximate carrying value based on independent appraisals. The Company does not anticipate any remediation costs in selling the property. On a quarterly basis, management reviews this value for indications of impairment.

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

Employee Stock Options

At September 30, 2007, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s shareholders. These plans authorized the grant of up to 8.1 million shares of the Company’s common stock. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in fiscal year 2008. Options issued under these plans vest in one to two years and expire ten years from the grant date.

Employee stock option activity for the six months ended September 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at March 31, 2007	4,519	$10.84
Granted	3	7.64
Exercised	(22)	5.96
Forfeited	(17)	7.32
Expired	(29)	13.07
Outstanding at September 30, 2007	4,454	$10.88	5.9	$0.5

Exercisable at September 30, 2007	3,549	$11.72	5.2	$0.4

The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model with the following assumptions

	Six months ended September 30,
	2007	2006
Assumptions:
Dividend yield	0%	0%
Expected volatility	43.5%	49.2%
Risk-free interest rate	4.3%	5.0%
Expected option lives in years	6.0	6.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was six years for the six months ended September 30, 2007 and 2006, respectively. The six-year expected term is based on the safe harbor calculation which considers the weighted-average vesting, contractual term and two-year cliff vesting. The weighted-average grant-date fair value of options granted during the six months ended September 30, 2007 and 2006 was $3.65 and $3.21 per share, respectively. The compensation expense associated with these three stock option plans was approximately $0.4 million and $1.0 million for the three and six months ended September 30, 2007. The compensation expense associated with these three stock option plans was approximately $0.5 million and $0.9 million for the three and six months ended September 30, 2006. The expense was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.

The total intrinsic value of options exercised during the six months ended September 30, 2007 and 2006 was $0.04 million and $0.2 million, respectively. Total unrecognized compensation cost related to non-vested options was $1.4 million as of September 30, 2007. This cost is expected to be recognized over a weighted-average period of one year and six months. During the three months ended September 30, 2007, approximately 610,000 shares vested with a total fair value of approximately $2.0 million.

Restricted Stock

Through September 30, 2007, the Company has issued approximately 178,000 shares of restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer vests immediately. The weighted-average contractual term on restricted stock is indefinite. Restricted stock activity for the six months ended September 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Issuance Price	Aggregate Intrinsic Value (in millions)

Outstanding at March 31, 2007	65	$9.65
Granted	113	8.21
Exercised or repurchased	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2007	178	$8.82	$1.4

The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $0.03 million and $0.07 million for the three and six months ended September 30, 2007. The compensation expense associated with the restricted stock issued to the Chief Executive Officer was approximately $0.8 million for the six months ended September 30, 2007. The compensation expense associated with the restricted stock issued to the members of the Board of Directors was approximately $0.03 million and $0.09 million for the three and six months ended September 30, 2006. The compensation expense associated with the restricted stock issued to the Chief Executive Officer was approximately $0.6 million for the six months ended September 30, 2006. The compensation expense was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Executive Performance Stock Awards

Through September 30, 2007, the Company has issued 500,000 performance awards which will entitle the holder to receive shares of common stock if and when the stock price maintains certain thresholds as compared to prescribed stock prices. These awards are open ended until they vest and will have a ten-year life after vesting or will expire on the third year following retirement, whichever comes first. At September 30, 2007, none of these awards have vested due to the stock price not having reached the first exercise threshold. The weighted-average contractual term on performance stock awards is indefinite.

Performance stock award activity for the six months ended September 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Issuance Price

Outstanding at March 31, 2007	500	$8.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2007	500	$8.05

Exercisable at September 30, 2007	—	$—

The Company measures the fair value of each performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

	Six months ended September 30,
	2007	2006
Assumptions:
Dividend yield	0%	0%
Expected volatility	43.5%	49.2%
Risk-free interest rate	4.3%	4.5%
Expected option lives in years	6.0	6.0

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years for the six months ended September 30, 2007 and 2006, respectively. The weighted-average grant-date fair value of awards granted during the six months ended September 30, 2007 and 2006 was $0.68 per share. The compensation expense associated with the performance stock was approximately $2.8 million for the six months ending September 30, 2006.

Performance Stock Awards

Fiscal Year 2007 Awards

Through September 30, 2007, the Company has issued 345,086 performance awards which will entitle the holders to receive 172,543 shares of common stock in May 2008 if certain performance measures are met as compared to a peer group index and to receive 172,543 shares if the Company met a prescribed two year earnings per share target. These awards vest on the measurement date of May 15, 2008, and can be achieved exclusively. The weighted-average contractual term on performance awards is indefinite. Performance award activity for the six months ended September 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Issuance Price

Outstanding at March 31, 2007	345	$8.36
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2007	345	$8.36

Exercisable at September 30, 2007	—	$—

The Company measures the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Six months ended September 30, 2007
Assumptions:
Dividend yield	0%
Expected volatility	38.0%
Risk-free interest rate	4.3%
Expected option lives in years	0.5

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years for the six months ended September 30, 2007. The weighted-average grant-date fair value of performance awards granted during the fiscal year 2006 was $1.62 per share.

The Company assessed the likelihood of meeting the earnings per share performance stock award and deemed that for the quarter ended September 30, 2007, the target will be achieved. The compensation costs of these awards will be expensed quarterly over the next two quarters ending March 31, 2008. The Company will continue to monitor the likelihood of whether the earnings per share target will be met and will adjust the compensation expense to match expectations.

The compensation expense associated with the performance awards was approximately $0.6 million and $1.3 million for the three and six month periods ending September 30, 2007 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.

Fiscal Year 2008 Awards

Through September 30, 2007, the Company has issued 383,293 performance awards which will entitle the holders to receive 134,153 shares of common stock of the Company in May 2009 if certain performance measures are met as compared to a S&P 600 Smallcap index and to receive 249,140 shares of common stock of the Company if the Company meets a prescribed two year earnings per share target. These awards vest on the measurement date of May 15, 2009, and can be achieved exclusively. The weighted-average contractual term on performance awards is indefinite. Performance award activity for the six months ended September 30, 2007 is as follows:

	Shares (in thousands)	Weighted- average Issuance Price

Outstanding at March 31, 2007	—	$—
Granted	383	7.77
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2007	383	$7.77

Exercisable at September 30, 2007	—	$—

The Company measures the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Six months ended September 30, 2007
Assumptions:
Dividend yield	0%
Expected volatility	38.0%
Risk-free interest rate	4.3%
Expected option lives in years	1.5

The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years for the six months ended September 30, 2007.

The Company assessed the likelihood of meeting the earnings per share performance stock award and deemed that for the quarter ended September 30, 2007, the target will be achieved. The compensation costs of these awards will be expensed quarterly over the next six quarters ending March 31, 2009. The Company will continue to monitor the likelihood of whether the earnings per share target will be met and will adjust the compensation expense to match expectations.

 The compensation expense associated with the performance awards was approximately $0.3 million and $0.7 million for the three and six month periods ending September 30, 2007 and was recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

In the Operating activities of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income for the six months ended September 30, 2007. No tax benefit was realized from stock options exercised during the six months ended September 30, 2007.

Note 15. Acquisitions

Evox Rifa Group Oyj

On April 24, 2007, pursuant to the terms of a Combination Agreement between KEMET Electronics Corporation (“KEMET Electronics”), a wholly owned subsidiary of KEMET Corporation, and Evox Rifa Group Oyj (“Evox Rifa”), the Company successfully purchased approximately 92.7% of Evox Rifa pursuant to a tender offer which commenced on March 12, 2007, and was completed on April 12, 2007. Evox Rifa had 178,156,018 shares outstanding at the time of the commencement of the tender offer. KEMET purchased approximately 165.2 million shares at a price of EUR 0.12 per share or approximately EUR 19.8 million (approximately $27.0 million). KEMET announced at the time that it intended to acquire the remaining outstanding shares pursuant to a squeeze-out process. Following the settlement of the completion trades relating to the tender offer, Evox Rifa has become a subsidiary of KEMET. In September 2007, the Company completed the squeeze-out process and accordingly purchased the remaining outstanding shares of Evox Rifa for EUR 1.6 million (approximately $2.2 million). This additional amount is considered part of the purchase price of the acquisition.

In addition, pursuant to the tender offer, KEMET offered to acquire all of the outstanding loan notes under the convertible capital loan issued by Evox Rifa for a consideration corresponding to the aggregate of the nominal amount per loan note of EUR 100 plus accrued interest up to and including the closing date of the tender offer. The outstanding amount of the loan notes and accrued interest at the time of the commencement of the tender offer totaled approximately EUR 5.9 million (approximately $8.1 million). Holders of approximately 95.7% of the convertible capital loan notes issued by Evox Rifa tendered their loan notes pursuant to the tender offer and consequently, KEMET redeemed these notes as of April 24, 2007. In addition to the payment made for the shares and loan notes, KEMET assumed approximately EUR 19.2 million (approximately $26.1 million) in outstanding indebtedness of Evox Rifa.

The total purchase price for Evox Rifa was $40.8 million which includes (dollars in millions):

Common stock purchases	$29.2
Purchase of convertible debt	8.1
Acquisition related costs	3.5

Total purchase price	$40.8

The Company is in the process of finalizing the purchase accounting, including the appraisal of the newly acquired assets. However, the Company does not believe that there will be a material difference in the amounts booked as of the date of this report.

The purchase price was determined through arms-length negotiations between representatives of the Company and Evox Rifa.

The acquisition of Evox Rifa, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition. The fair values of the assets acquired and the liabilities assumed were $92.7 million and $54.9 million, respectively. The allocation of the purchase price is based upon preliminary estimates of the fair value. The actual allocation of the purchase price may differ from the preliminary allocation due to refinements of the fair value of the net assets acquired. The excess of the purchase price over the fair values of the net asset acquired of $21.8 million was recorded as goodwill. Approximately $3.7 million has been allocated to intangible assets other than goodwill.

Pro Forma Information:

The following presents the pro forma (unaudited) results for the three and six months ended September 30, 2007 and 2006, respectively assuming the acquisition of Evox Rifa had occurred on April 1, 2006 (dollars in thousands, except per share amounts):

	Three month period ended September 30,		Six month period ended September 30,
	2007	2006	2007	2006
Net sales	$197,129	$194,944	$387,303	$393,298
Net income	$4,010	$1,291	$8,920	$874

Net income per share:
Basic	$0.05	$0.01	$0.11	$0.01
Diluted	$0.05	$0.01	$0.11	$0.01

The above amounts for the three and six month periods ended September 30, 2007 and 2006 reflect adjustments for depreciation for the revalued properties, amortization of the intangibles acquired, a reduction in interest income for the cash used to purchase the business, a reduction in the interest expense on the convertible notes that KEMET purchased, and related tax effects for the aforementioned adjustments. These results also assume that KEMET owned 100.0% of Evox Rifa for each of the periods presented. The pro forma amounts do not include anticipated synergies from the acquisition.

The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transaction occurred on April 1, 2006, nor is it necessarily indicative of the Company’s future results.

In connection with the acquisition, the Company assumed the existing and outstanding debt, of approximately $22.0 million at April 24, 2007. Since the acquisition, KEMET has repaid approximately $12.4 million of this debt. At September 30, 2007, the remaining debt balance is $9.6 million. The effective interest rates on these bank loans range from 2.5% to 8.3%. The maturity of the bank loans is as follows: within 12 months -$2.1 million; 13-24 months - $4.6 million; 25-36 months - $0.8 million; 37-48 months - $1.1 million; thereafter - $1.0 million.

Tantalum Business of EPCOS AG

In fiscal year 2007, the Company purchased the tantalum business of EPCOS AG, a German corporation (“EPCOS”) for a total purchase price of EUR 86.7 million (approximately $105.7 million). The acquisition of the tantalum business unit of EPCOS, included in operating results from the acquisition date and as of the end of the transition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition. The fair values of the assets acquired and the liabilities assumed were $137.8 million and $42.5 million, respectively. The excess of the purchase price over the fair values of the net asset acquired of $5.6 million was recorded as goodwill. Approximately $2.9 million has been allocated to intangible assets other than goodwill.

The Company did not present pro forma information for the three months ended June 30, 2006 due to the consummation of the acquisition near the beginning of the Company’s reporting period, and because the Company did not have access to the actual operating results for the thirteen day period beginning April 1, 2006.

In connection with the acquisition of the tantalum business unit of EPCOS, the Company became party to an agreement between EPCOS - Pecas e Componentes Electronicos, S.A. (whose name was changed post-acquisition to KEMET Electronics Portugal, S.A. (“KEP”)) and the Government of Portugal relating to certain investment contracts aimed to expand the manufacturing capacities of KEP. As a consequence, KEP has received non-interest bearing loans, two of which are outstanding as of September 30, 2007. Repayments are made in various installments, as noted below. Repayment of these loans is guaranteed by a bank. One of the loans matures on December 28, 2007 and the other loan matures on December 28, 2010. If KEP fulfills its obligations for the entire period under the investment contracts, the loans will be forgiven up to 60% of the outstanding amounts. The two obligations to be fulfilled by KEP include the hiring of a specified number of employees and the achievement of agreed-upon production levels. At September 30, 2007, the outstanding indebtedness was $3.9 million.

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

Note 17 – Subsequent Events

Acquisition of Arcotronics Italia S.p.A.

On October 12, 2007, KEMET Corporation announced that its wholly owned subsidiary, KEMET Electronics Corporation (“KEMET Electronics”), had purchased all the outstanding shares of Arcotronics Italia S.p.A. (“Arcotronics”), from Blue Skye (Lux) S.à r.l. The acquisition includes seven manufacturing facilities located in Sasso Marconi, Monghidoro, and Vergato, Italy; Landsberg, Germany; Towchester, United Kingdom; Kyustendil, Bulgaria; and Anting-Shanghai, China.

KEMET Electronics paid EUR 17.5 million for 100% of the outstanding share capital of Arcotronics, assumed net financial debt of approximately EUR 100 million, and certain other liabilities of the company totaling approximately EUR 32 million.

In connection with the acquisition, the Company entered into a Senior Facility Agreement with UniCredit Banca d’Impresa S.p.A (“UniCredit”) whereby UniCredit agreed to lend to KEMET up to EUR 47,000,000. KEMET Electronics used a portion of this borrowing to repay outstanding indebtedness of Arcotronics, with the balance available for general corporate purposes. The material terms and conditions of the agreement are:

Maturity: 18 months less one day from the date of funding.

Interest Rate:  Floating at three month EURIBOR plus 120 basis points.

Amortization:  Bullet payment at maturity.

Structure:  Unsecured.

The Company is in the process of finalizing the purchase accounting, including the appraisal of the newly acquired assets.

Portuguese Investment Grants

In October 2007, KEMET’s legal entity in Portugal, received a payment of EUR 900 thousand from the Portuguese government in connection with an investment of capital made in Portugal. As part of the grant, and should KEMET Electronics Portugal, S.A., successfully meet at least 90% of its pre-established targets, up to 60% of the loan will be forgiven. KEMET Electronics Portugal, S.A.will initially record this as debt in October 2007 and will monitor the objectives on a quarterly basis.

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

Overview

KEMET is a leading manufacturer of the majority of capacitor types, including tantalum, multilayer ceramic, solid aluminum capacitors, and after the Evox Rifa acquisition on April 24, 2007, plastic film, paper and electrolytic capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

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

Tantalum Business Group

The Tantalum Business Group operates in six manufacturing sites in the United States, Mexico, Portugal, and China. This business group produces tantalum and aluminum capacitors. The business unit also maintains a product innovation center in the United States, and a research and development center in Heidenheim, Germany. Sales of Tantalum products are made in all regions in the world.

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

Leverage our technological competence to introduce new products in a timely and cost efficient manner and generate an increasing portion of our sales from new products to improve financial performance as well as to meet our customers’ varied and evolving capacitor needs. During the second fiscal quarter 2008 the Tantalum Business Group released 25 new products of which 11 were first to market (which is a product not currently supplied by any competitor). In addition, the Ceramic Business Group introduced 21 new discrete products during the quarter.

Continue to become the “The Capacitance Company”—the supplier of choice for all capacitance needs including tantalum, ceramic, film, paper, electrolytic, and solid aluminum capacitors so our customers can reap the benefits of being able to satisfy their varied capacitor product needs through one supplier. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research other capacitance technologies and solutions in order to remain at the forefront of this area.

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

Continue to evaluate and pursue strategic acquisition opportunities, some of which may be significant in size, that would enable us to enhance our competitive position and expand our market presence. Our objective is to acquire complementary capacitor and other related businesses, including those involved in other passive components that are synergistic with our customer base and provide opportunities to leverage our business model.

Promote the KEMET brand globally by highlighting the high quality and high reliability of our products and our superior customer service. We intend to continue to implement Lean and Six Sigma methods to drive towards zero product defects so that quality remains a given in the minds of our customers.

Manufacturing Relocation Plan (formerly known as Enhanced Strategic Plan of 2003)

In July 2003, KEMET announced its manufacturing relocation plan (“the plan”) to enhance the Company’s position as a global leader in passive electronic technologies. KEMET believed that there have been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened closely to its customers’ description of their future directions, and aligned KEMET’s future plans closely with their plans. Building on the Company’s foundation of success in being the preferred supplier to the world’s most successful electronics manufacturers and distributors, KEMET began adapting so as to continue to succeed in the new global environment.

To execute the plan, KEMET substantially reorganized its operations around the world. Several KEMET facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources.

KEMET’s Global Presence

KEMET in the United States

KEMET’s corporate headquarters is in Greenville, South Carolina. Individual functions are evolving to support global activities in Asia, Europe, and the Americas, either from Greenville, South Carolina or through locations in appropriate parts of the world.

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

KEMET in Europe

As previously mentioned, the Company purchased the tantalum business unit of EPCOS AG on April 13, 2006, and also acquired Evox Rifa Group Oyj on April 24, 2007. These acquisitions have provided the Company with manufacturing operations in Europe. The Company now has manufacturing locations in Evora, Portugal; Suomussalmi, Finland; Granna, Sweden; and Weymouth, United Kingdom. In addition, the Company has research and development centers in Heidenheim, Germany and Farjestaden, Sweden. KEMET will maintain and enhance its strong European sales and customer service infrastructure, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

Global Sales and Logistics

In recent years, it has become more complex to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities globally. The growth of the electronics manufacturing services (EMS) industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. The most successful business models in the electronics industry are based on tightly integrated supply chain logistics to drive down costs. KEMET’s direct salaried force worldwide and a well-developed global logistics infrastructure distinguishes it in the marketplace and will remain a hallmark of KEMET in meeting the needs of its global customers.

Employees

As of September 30, 2007, KEMET had approximately 10,000 employees, of whom approximately 900 were located in the United States, 5,900 were located in Mexico, 2,000 in Asia, and 1,200 in Europe. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 4,900 hourly employees in Mexico represented by labor unions as required by Mexican law. The Company also has approximately 400 employees in Portugal represented by labor unions. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. In addition, the Company’s labor costs in Mexico, China, Indonesia, and various locations in Europe are denominated in local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company’s labor costs in these areas.

CONSOLIDATED RESULTS OF OPERATIONS

Recent Trend in Average Selling Prices

Average selling prices for the September 2007 quarter, adjusted for changes in product mix, were down approximately 4% as compared to average selling prices for the June 2007 quarter.

Comparison of the Three-Month Period Ended September 30, 2007, with the Three-Month Period Ended September 30, 2006

Net Sales

Net sales for the three months ended September 30, 2007, increased 18.4% to $197.1 million as compared to the same period last year, with 15.2% or $29.9 million being contributed by the newly acquired Evox Rifa Group Oyj (“Evox Rifa”). The increase in net sales was attributable to an increase in sales volumes to Asia. Unit volumes in the three-month period ended September 30, 2007 increased 12.0% as compared to the same period last year. Mix-adjusted average selling prices for the September 2007 quarter increased approximately 3.0% compared to mix-adjusted average selling prices for the September 2006 quarter.

By region, 30% of net sales for the three months ended September 30, 2007, were to customers in North America and South America (“Americas”), 39% were to Asia and Pacific Rim (“APAC”), and 31% were to Europe, Middle East and Africa (“EMEA”). For the three months ended September 30, 2006, 32% of net sales were to customers in the Americas, 44% were to APAC, and 24% were to EMEA.

By channel, 47% of net sales for the three months ended September 30, 2007, were to distribution customers, 21% were to Electronic Manufacturing Services customers, and 32% were to Original Equipment Manufacturing customers. For the three months ended September 30, 2006, 50% of net sales were to distribution customers, 25% were to Electronic Manufacturing Services customers, and 25% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended September 30, 2007, was $159.4 million, or 80.9% of net sales, as compared to $132.4 million, or 79.5% of net sales, for the same period last year. The increase in cost of sales as a percentage of sales was due to a less favorable product mix partially offset by the Company’s cost reduction efforts, to a lesser extent. The Company has continued to experience higher costs in two of its raw materials, palladium and silver. Silver is used by both the Tantalum and Ceramic Business Groups while palladium is used exclusively in the Ceramic Business Group.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2007, were $20.2 million, or 10.3% of net sales, as compared to $21.2 million, or 12.8% of net sales for the same period last year. The SG&A expenses for the three months ended September 30, 2007 include $3.7 million or 12.4% of net sales related to Evox Rifa. Taking into account the additional expenses associated with Evox Rifa, the decrease quarter over quarter was due primarily to a $4.6 million decrease in core SG&A expense offset by an increase of SFAS No. 123(R) Share-Based Costs of $0.9 million and another $0.5 million for Evox Rifa integration costs.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2007, were $8.2 million, or 4.1% of net sales, as compared to $7.4 million, or 4.5% of net sales for the same period last year. The R&D expenses for the three months ended September 30, 2007 include $0.6 million or 2.0% of net sales related to newly acquired Evox Rifa business. The continuing level of R&D expenses reflects the Company’s efforts to be the “The Capacitance Company.”  During the quarter, the Company introduced approximately 46 new products of which 11 were first to market.

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

A summary of the special charges recognized in the quarters ended September 30, 2007 and 2006 is as follows (dollars in millions):

	Three months ended September 30,
	2007	2006

Reductions in workforce	$3.3	$1.4
Manufacturing relocation costs	2.7	1.9
Restructuring charges (1)	6.0	3.4

Impact of SFAS No. 123(R) “Share-Based Payment”	—	0.5
Acquisitions integration costs	0.6	5.3
Total special charges	$6.6	$9.2

(1)       Restructuring charges – These costs are included as a separate line item on the Consolidated Statements of Operations.

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Reductions in workforce – During the three months ended September 30, 2007, the Company had reductions in workforce programs in Portugal, and Germany and a reduction in force of a senior executive. For the three months ended September 30, 2006, the Company recognized a charge of $1.4 million for a reduction in force in United States, Mexico, and Europe.

Manufacturing relocations – During the three months ended September 30, 2007 and 2006, the Company incurred expenses of $2.7 million and $1.9 million, respectively. These costs are related to the plan. All costs are expensed as incurred.

Acquisitions integration costs – As part of the Company’s recent acquisitions, the Company has and will continue to incur costs to integrate the new businesses into KEMET. In April 2007, KEMET acquired Evox Rifa. In connection with this acquisition and the Company’s efforts to integrate Evox Rifa into KEMET, the Company incurred $0.6 million of costs during the second fiscal quarter of 2008. During fiscal year 2007, KEMET completed the acquisition of the tantalum business of EPCOS AG (“EPCOS”) on April 13, 2006. During the second quarter of fiscal year 2007, the Company recorded charges of $5.3 million related to the acquisition which are included in Selling, general and administrative on the Consolidated Statements of Operations. As of March 31, 2007, all integration costs associated with the tantalum business of EPCOS had been incurred.

Impact of SFAS No. 123(R)” Share-Based Payment” – In fiscal year 2007, the Company implemented SFAS No. 123(R) “Share-Based Payment.”  During the three month period ended September 30, 2006, the Company recognized a charge of $0.5 million relating to the cost recognition of issued stock options.

Operating Income

Operating income for the three months ended September 30, 2007, was $3.4 million, compared to an operating income of $2.0 million for the quarter ended September 30, 2006. The improvement in the operating income was primarily due to higher sales volumes, lower selling, general and administration costs, partially offset by higher research and development costs. Each of these is discussed above.

Other Income and Expense

Interest income was higher in the three months ended September 30, 2007 versus the comparable period in the prior year primarily due to the Company’s higher overall cash position created by the Company’s newly issued convertible debt offering in November 2006. This also increased the amount of interest expense recorded during the three month period ended September 30, 2007 as compared to the previous year. In addition, additional interest expense was incurred in connection with the acquired debt of Evox Rifa. Other (income)/expense increased in the three months ended September 30, 2007 versus the comparable period of the preceding year due primarily to foreign currency transaction gains in the three-month period ended September 30, 2007.

Income Taxes

The income tax benefit totaled $0.3 million for the three months ended September 30, 2007, compared to an income tax expense of $0.4 million for the three months ended September 30, 2006. The net income tax benefit is comprised of a $1.1 million income tax benefit from U.S. competent authority relief related to intercompany transfer pricing with the Company’s Mexican subsidiary, $0.7 million foreign income tax expense and minor federal and state income tax expense.

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

Comparison of the Six-Month Period Ended September 30, 2007, with the Six-Month Period Ended September 30, 2006

Net Sales

Net sales for the six months ended September 30, 2007, increased 13.1% to $380.2 million as compared to the same period last year, with 13.8% or $52.6 million being contributed by the newly acquired Evox Rifa Group Oyj (“Evox Rifa”). The increase in net sales was attributable to an increase in sales volumes to Asia. Unit volumes in the six-month period ended September 30, 2007 decreased 2.0% as compared to the same period last year. Mix-adjusted average selling prices for the six months ended September 30, 2007 increased approximately 14.0% compared to mix-adjusted average selling prices for the six months ended September 30, 2006.

Cost of Sales

Cost of sales for the six months ended September 30, 2007, was $302.9 million, or 79.7% of net sales, as compared to $265.2 million, or 78.9% of net sales, for the same period last year. The increase in cost of sales as a percentage of sales was due to a less favorable product mix partially offset by the Company’s cost reduction efforts. The Company has, however, continued to experience higher costs in two of its raw materials, palladium and silver. Silver is used by both the Tantalum and Ceramic Business Groups while palladium is used exclusively in the Ceramic Business Group.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended September 30, 2007, were $42.0 million, or 11.0% of net sales, as compared to $45.2 million, or 13.4% of net sales for the same period last year. The SG&A expenses for the six months ended September 30, 2007 include $6.8 million or 12.9% of net sales related to Evox Rifa. Taking into account the additional expenses associated with Evox Rifa, the decrease for the six months ended September 30, 2007 was due primarily to lower SFAS No. 123(R) Share-Based Costs of $0.6 million and another $0.7 million decrease in core SG&A expenses.

Research and Development Expenses

Research and development (“R&D”) expenses for the six months ended September 30, 2007, were $17.2 million, or 4.5% of net sales, as compared to $15.2 million, or 4.5% of net sales for the same period last year. The R&D expenses for the three months ended September 30, 2007 include $1.1 million or 2.1% of net sales related to newly acquired Evox Rifa business. The continuing level of R&D expenses reflects the Company’s efforts to be the “The Capacitance Company.”  During the six months ended September 30, 2007, the Company introduced approximately 846 new products of which 56 were first to market.

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

A summary of the special charges recognized for the six months ended September 30, 2007 and 2006 is as follows (dollars in millions):

	Six months ended September 30,
	2007	2006

Manufacturing relocation costs	$4.0	$6.5
Personnel reduction cost	4.5	1.5
Asset impairment	—	0.1
Restructuring charges (1)	8.5	8.1

Business unit integration	0.8	8.0
Impact of SFAS No. 123(R) “Share-Based Payment”	—	4.3
Write-off related to the acquisition	—	0.2
Total special charges	$9.3	$20.6

(1)       Restructuring charges – These costs are included as a separate line item on the Consolidated Statements of Operations.

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges.

Reductions in workforce – During the six months ended September 30, 2007, the Company had reductions in workforce programs in Portugal, and Germany and a reduction in force of a senior executive. For the six months ended September 30, 2006, the Company recognized a charge of $1.5 million for a reduction in force in Europe.

Manufacturing relocations – During the six months ended September 30, 2007 and 2006, the Company incurred expenses of $4.0 million and $6.5 million, respectively. These costs are related to the plan. All costs are expensed as incurred.

Acquisitions integration costs – As part of the Company’s recent acquisitions, the Company has and will continue to incur costs to integrate the new businesses into KEMET. In April 2007, KEMET acquired Evox Rifa. In connection with this acquisition and the Company’s efforts to integrate Evox Rifa into KEMET, the Company incurred $0.8 million of costs during the second fiscal quarter of 2008. During fiscal year 2007, KEMET completed the acquisition of the tantalum business of EPCOS AG (“EPCOS”) on April 13, 2006. During the six months ended September 30 2006, the Company recorded charges of $8 million related to the acquisition which are included in Selling, general and administrative on the Consolidated Statements of Operations. As of March 31, 2007, all integration costs associated with the tantalum business of EPCOS had been incurred.

Impact of SFAS No. 123(R)” Share-Based Payment” – In fiscal year 2007, the Company implemented SFAS No. 123(R) “Share-Based Payment.”  During the six month period ended September 30, 2006, the Company recognized a charge of $4.3 million relating to the cost recognition of issued stock options.

Operating Income

Operating income for the six months ended September 30, 2007, was $9.5 million, compared to an operating income of $2.5 million for the six months ended September 30, 2006. The improvement in the operating income was primarily due to higher sales volumes, lower restructuring charges, and lower selling, general and administrative expenses, partially offset by higher research and development expenses. Each of these is discussed above.

Other Income and Expense

Interest income was higher in the six months ended September 30, 2007 versus the comparable period in the prior year primarily due to the Company’s higher overall cash position created by the Company’s newly issued convertible debt offering in November 2006. This also increased the amount of interest expense recorded during the six month period ended September 30, 2007 as compared to the previous year. In addition, additional interest expense was incurred in connection with the acquired debt of Evox Rifa. Other (income)/expense increased in the six months ended September 30, 2007 versus the comparable period of the preceding year due primarily to a foreign currency transaction gain in the six month period ended September 30, 2007.

Income Taxes

The income tax benefit totaled $1.6 million for the six months ended September 30, 2007, compared to an income tax expense of $0.9 million for the six months ended September 30, 2006. The net income tax benefit is comprised of a $1.1 million income tax benefit from U.S. competent authority relief related to intercompany transfer pricing with the Company’s Mexican subsidiary, a $2.5 million income tax benefit from the recognition of tax credits due to a change in Texas tax law, $1.8 million foreign income tax expense and minor federal and state income tax expense.

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

Business Groups Comparison of Three-Month Period Ended September 30, 2007, with the Three-Month Period Ended September 30, 2006

Tantalum Business Group

The following presents the summarized results of the Tantalum business group (dollars in millions):

	Three months ended September 30,
	2007	2006
Net sales	$108.3	$109.2
Operating income	$2.2	$1.5

Net sales

Unit sales volumes for the three months ended September 30, 2007 were up 34.0% as compared to the same period last year. Average selling prices decreased 6.6% for the September 30, 2007 quarter versus the September 30, 2006 quarter. Volumes for tantalum products continue to be very strong in Asia, representing 43.6% of net sales.

Operating income

Operating income was favorably impacted by improvements in material costs and lower restructuring charges in first fiscal quarter 2007 versus first fiscal quarter 2006. As previously stated, selling, general and administrative expenses are allocated to the business groups. The explanations for changes in those costs can be found above.

Ceramic Business Group

The following presents the summarized results of the Ceramic business group (dollars in millions):

	Three months ended September 30,
	2007	2006
Net sales	$59.0	$57.4
Operating income/(loss)	$(0.2)	$0.6

Net sales

Unit sales volumes for the three months ended September 30, 2007 increased 9.8% as compared to the same period last year. Average selling prices decreased 8.0% from the quarter ended September 30, 2007 as compared to the same quarter last year.

Operating income/(loss)

The Ceramic Business Group incurred a loss during the three months ended September 30, 2007 as compared to net income in the same period in the prior year, despite higher sales, due to a higher percentage of sales to Asia and a shift in product mix, and higher restructuring charges. As previously stated, selling, general and administrative expenses are allocated to the business units. The explanations for changes in those costs can be found above.

Film and Electrolytic Business Group

As previously discussed, the Company acquired Evox Rifa in April 2007. In conjunction with this acquisition, the Company determined that the new business was a separate segment and accordingly, is presenting the results for the three months ended September 30, 2007. Comparative numbers are not shown; however, the Company did prepare pro-forma information in the notes to the financial statements.

The following presents the summarized results of the Film and Electrolytic business group (dollars in millions):

	Three months ended September 30,
	2007	2006
Net sales	$29.9	$—
Operating income	$1.4	$—

Business Groups Comparison of Six-Month Period Ended September 30, 2007, with the Six-Month Period Ended September 30, 2006

Tantalum Business Group

The following presents the summarized results of the Tantalum business group (dollars in millions):

	Six months ended September 30,
	2007	2006
Net sales	$213.6	$220.1
Operating income	$8.6	$3.6

Net sales

Unit sales volumes for the six months ended September 30, 2007 were up 30.0% as compared to the same period last year. Average selling prices decreased 6.7% for the six months ended September 30, 2007 versus the six months ended September 30, 2006. Volumes for tantalum products continue to be very strong in Asia, representing 43.7% of total net sales.

Operating income

Operating income was favorably impacted by improvements in material costs and lower restructuring charges in first fiscal quarter 2007 versus first fiscal quarter 2006. As previously stated, selling, general and administrative expenses are allocated to the business units. The explanations for changes in those costs can be found above.

Ceramic Business Group

The following presents the summarized results of the Ceramic business group (dollars in millions):

	Six months ended September 30,
	2007	2006
Net sales	$114.0	$116.0
Operating loss	$(1.6)	$(1.1)

Net sales

Unit sales volumes for the six months ended September 30, 2007 decreased 4.4% as compared to the same period last year. Average selling prices increased 2.8% from the six months ended September 30, 2007 as compared to the same six month period last year.

Operating income/( loss)

Operating loss was higher in the six months ended September 30, 2007,  as compared to the same period in 2006 due to a higher percentage of sales to Asia and shift in product mix. As previously stated, selling, general and administrative expenses are allocated to the business groups. The explanations for changes in those expenses can be found above.

Film and Electrolytic Business Group

As previously discussed, the Company acquired Evox Rifa in April 2007. In conjunction with this acquisition, the Company determined that the new business was a separate segment and accordingly, is presenting the results for the six months ended September 30, 2007. Comparative numbers are not shown; however, the Company did prepare pro-forma information in the notes to the financial statements.

The following presents the summarized results of the Film and Electrolytic business group (dollars in millions):

	Six months ended September 30,
	2007	2006
Net sales	$52.6	$—
Operating income	$2.5	$—

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations. The overall decrease in liquidity is primarily due to the aforementioned acquisition of Evox Rifa. Additional information regarding the acquisition may be obtained from Note 15 to the Notes to Consolidated Financial Statements in this document.

Cash from Operating Activities

Cash flows from operating activities for the six months ended September 30, 2007, provided $1.7 million as compared to $7.7 million in the same period of the prior year. The current period increase in operating cash was primarily due to net income of $11.0 million, non-cash depreciation and amortization of $26.0 million, and non-cash charges relating to stock-based compensation expense of $3.8 million and a decrease in inventories. Offsetting these increases in operating cash were decreases in accrued expenses and income taxes.

Cash from Investing Activities

Cash flows from investing activities for the six months ended September 30, 2007, used $17.5 million compared to using $89.7 million in the same period of the prior year. The Company used $39.1 million in cash to complete the purchase of

Evox Rifa. In addition, the Company had capital expenditures of $24.9 million. Offsetting these decreases in investing activities were proceeds of $46.1 million from the sale of long-term investments.

Cash from Financing Activities

Cash flows from financing activities for the six months ended September 30, 2007, used $31.2 million as compared to $18.7 million used in the same period in the prior year. This decrease in cash is due to the annual $20 million principal payment associated with the Company’s Senior Notes as well as the repayment of $11.7 million of the acquired Evox Rifa debt. The Company was in compliance with the covenants under its Senior Note agreement as of the most recent reporting period.

The Company’s principal source of net operating cash is from the sale of capacitors. Management believes cash generated from operations together with available cash and investments provides the Company the financial resources needed to meet general business requirements for the next twelve months, including capital expenditures and working capital requirements.

Commitments

As of September 30, 2007, the Company had contractual obligations in the form of non-cancelable operating leases, and debt, including interest payments, as follows (dollars in thousands):

	Fiscal years ended March 31,
	Remainder
	of 2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$1,254	$2,223	$1,449	$857	$347	$562	$6,692
Debt	3,134	26,115	22,330	21,878	772	175,213	249,442
Interest payments	4,623	7,756	6,241	4,793	4,045	61,074	88,532
	$9,011	$36,094	$30,020	$27,528	$5,164	$236,849	$344,666

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. On April 1, 2007, the Company adopted FIN No. 48. As a result of the adoption, the Company recorded a $3.7 million increase to the opening retained earnings balance and a $0.5 million reduction of goodwill. These adjustments represent the cumulative effect of adoption on prior periods. For additional information regarding these adjustments, refer to Note 10, Income Taxes to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Generally, the provisions of this statement are to be applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. The Company is currently evaluating the impact that SFAS No. 157 will have on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and other certain items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact that SFAS No. 159 will have on its 2009 consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ended March 31, 2007, Form 10-K, Part II, Item 7 A, is still applicable and updated through September 30, 2007.

ITEM 4. Controls and Procedures

(a). The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, which is the end of the period covered by this report.

(b). During the second quarter of fiscal year 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than as reported in the Company’s fiscal year ended March 31, 2007, Form 10-K under the caption “Item 3. Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with any certainty. However, in the opinion of management, based on its examination of these matters and its experience to date, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Consolidated Balance Sheets and expected insurance proceeds, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

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

Presently three suppliers process tantalum ore into capacitor-grade tantalum powder. Our management believes that the tantalum we require has generally been available in sufficient quantities to meet our requirements and that there are a sufficient number of tantalum processors relative to foreseeable demand. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that we may not be able to pass on to our customers. In fiscal year 2001, for instance, the increase in demand for tantalum capacitors led to tight supplies of tantalum raw material and some tantalum powders resulting in prices increasing from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. The average price of tantalum raw material at September 30, 2007 was over $180 per pound.

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

(2) - The Board of Directors has previously authorized programs to purchase up to 8.0 million of its common stock on the open market. Through September 30, 2007, the Company had made purchases of 5.4 million shares for $63.6 million. The Company does not intend to purchase any additional shares under this program. The deemed purchase price for these shares is identical to the deemed issue price for these shares on the date of their original grant.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The results of the Company's 2007 Annual Meeting of Stockholders were reported on the Company's Current Report on Form 8-K dated July 30, 2007.

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

Date: November 7, 2007

KEMET Corporation

/s/ DAVID E. GABLE
David E. Gable
Executive Vice President and Chief Financial Officer