Form 10-Q
period 2007-12-31
KEMET CORP
filed 2008-02-15
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common Stock Outstanding at: December 31, 2007

Title of Each Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	83,989,492

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands except per share data)

(Unaudited)

		December 31, 2007	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents		$139,623	$212,202
Accounts receivable, net		197,257	108,830
Inventories:
Raw materials and supplies		89,397	54,584
Work in process		78,881	51,810
Finished goods		53,762	47,474
Total inventories		222,040	153,868
Prepaid expenses and other current assets		9,265	6,816
Deferred income taxes		3,016	5,181
Total current assets		571,201	486,897
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $874.3 million and $682.6 million as of December 31, 2007 and March 31, 2007, respectively	.	459,043	349,174
Property held for sale		4,638	3,647
Investments in U.S. government marketable securities		—	45,767
Investments in affiliates		119	119
Goodwill		162,947	36,552
Intangible assets, net		24,894	14,260
Other assets		13,191	7,110
Non-current deferred income taxes		863	—
Total noncurrent assets		665,695	456,629
Total assets		$1,236,896	$943,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt		$103,039	$20,000
Accounts payable, trade		133,960	70,799
Accrued expenses		69,695	49,777
Income taxes payable		1,378	7,225
Total current liabilities		308,072	147,801
Noncurrent liabilitites:
Long-term debt, less current portion		300,455	238,744
Postretirement benefits and other noncurrent obligations		56,391	19,587
Deferred income taxes		—	1,636
Total noncurrent liabilities		356,846	259,967
Total liabilities		664,918	407,768

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000,000 shares, issued 88,220,676 and 88,154,936 shares at December 31, 2007 and March 31, 2007, respectively		882	882
Additional paid-in capital		324,437	321,059
Retained earnings		234,703	228,118
Accumulated other comprehensive income		54,929	30,418
Treasury stock, at cost (4,231,184 and 4,403,048 shares at December 31, 2007 and March 31, 2007, respectively)		(42,973)	(44,719)
Total stockholders’ equity		571,978	535,758

Total liabilities and stockholders’ equity		$1,236,896	$943,526

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

Net sales	$228,694	$165,519	$608,942	$501,637

Operating costs and expenses:
Cost of goods sold	188,616	127,542	491,555	392,699
Selling, general and administrative	28,059	21,207	70,078	66,373
Research and development	8,646	8,745	25,886	23,967
Restructuring charges and asset impairment	4,968	1,824	13,502	9,914
Total operating costs and expenses	230,289	159,318	601,021	492,953

Operating income/(loss)	(1,595)	6,201	7,921	8,684

Other (income)/expense:
Interest expense	4,087	2,334	8,772	5,064
Interest income	(1,814)	(2,359)	(5,031)	(3,922)
Other (income)/expense	(1,465)	183	(2,982)	(820)
Total other expense	808	158	759	322

Income/(loss) before income taxes	(2,403)	6,043	7,162	8,362

Income tax expense	5,747	710	4,170	1,594

Income/(loss) before minority interest	(8,150)	5,333	2,992	6,768

Minority interest	—	—	100	—

Net income/(loss)	$(8,150)	$5,333	$2,892	$6,768

Net income/(loss) per share:
Basic	$(0.10)	$0.06	$0.03	$0.08
Diluted	$(0.10)	$0.06	$0.03	$0.08

Weighted-average shares outstanding:
Basic	83,984,668	84,831,102	83,942,502	86,281,801
Diluted	83,984,668	84,919,235	84,163,133	86,436,140

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Dollars in thousands except per share data)

(Unaudited)

	Nine months ended December 31,
	2007	2006
Operating activities:
Net income, net of the effects of the acquisitions	$2,892	$6,768

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,136	30,980
(Gain)/Loss on disposal	106	(74)
Stock-based compensation	4,508	5,539
Change in operating assets	4,723	(24,903)
Change in operating liabilities	(40,117)	3,568
Net cash provided by operating activities	10,248	21,878

Investing activities:
Proceeds from sale of short-term investments	—	4,902
Proceeds from sale of long-term investments	46,076	21,530
Additions to property and equipment	(36,527)	(26,397)
Acquisitions, net of cash received	(70,269)	(105,376)
Proceeds from sale of equipment and building	2,630	—
Proceeds from sale of Fuel Cell business unit	5,759	—
Other	(454)	1,066
Net cash used in investing activities	(53,145)	(104,275)

Financing activities:
Proceeds from long-term debt	140,869	175,000
Payment on long-term debt	(169,517)	(20,000)
Debt issuance costs paid	(601)	(4,375)
Proceeds from sale of common stock to Employee Savings Plan	484	397
Proceeds from exercise of stock options	130	1,043
Repurchase of common stock	—	(24,947)
Net cash (used in)/provided by financing activities	(28,635)	127,118

Net (decrease)/increase in cash and cash equivalents	(71,532)	44,721

Effect of foreign currency fluctuation on cash	(1,047)	—
Cash and cash equivalents at beginning of period	212,202	163,778

Cash and cash equivalents at end of period	$139,623	$208,499

Note 1. Basis of Financial Statement Presentation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its Subsidiaries (“KEMET” or the “Company”). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2007, Form 10-K. Net sales and operating results for the three and nine months ended December 31, 2007, are not necessarily indicative of the results to be expected for the full year.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).  FIN No. 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. On April 1, 2007, the Company adopted FIN No. 48. As a result of the adoption, the Company recorded a $3.7 million increase to the opening retained earnings balance and a $0.5 million reduction of goodwill. These adjustments represent the cumulative effect of adoption on prior periods. For additional information regarding these adjustments, refer to Note 8, Income Taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that SFAS No. 157 will have on its fiscal year 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009.  The Company is currently evaluating the impact that SFAS No. 159 will have on its fiscal year 2009 consolidated financial statements.

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

The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of Net sales were less than 1% for the year ended March 31, 2007, and for the nine months ended December 31, 2007 and 2006. The Company recognizes warranty costs when identified.

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

Computation of Basic and Diluted Income/(Loss) Per Share

(Dollars in thousands except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Numerator:
Net income/(loss)	$(8,150)	$5,333	$2,892	$6,768

Denominator:
Weighted-average shares outstanding:
Basic	83,984,668	84,831,102	83,942,502	86,281,801
Assumed conversion of employee stock options	—	88,133	220,631	154,339
Diluted	83,984,668	84,919,235	84,163,133	86,436,140

Net income/(loss) per share:
Basic	$(0.10)	$0.06	$0.03	$0.08
Diluted	$(0.10)	$0.06	$0.03	$0.08

Note 3. Derivatives and Hedging

The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies.

Hedging Foreign Currencies

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At December 31, 2007, the Company had outstanding forward exchange contracts that matured within approximately nine months to purchase Mexican pesos with notional amounts of $51.6 million. The fair value of these contracts totaled $0.4 million at December 31, 2007, and they are recorded as an offset to the Company’s derivative liability on the Consolidated Balance Sheets under Accrued expenses. During the next three months, it is estimated that approximately $0.4 million of the unrealized gain on these contracts will be recorded to Cost of goods sold.  This estimate is currently reflected as income in Accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.  The impact of the changes in fair values of these contracts resulted in AOCI, net of taxes, of $(0.4) million for the three month period ended December 31, 2007 and $(0.4) million for the nine month period ended December 31, 2007.

Certain sales are made in Euro.    In order to hedge these sales, management purchases forward contracts to sell Euro for periods in amounts not to exceed the underlying sales.  These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis.  At December 31, 2007, the Company had outstanding forward exchange contracts that mature within approximately three months to sell Euro with notional amounts of $8.1 million.  The fair value of these contracts total $(0.7) million at December 31, 2007, and they are recorded as a derivative liability on the Company’s Consolidated Balance Sheets under Accrued expenses.  During the next three months, it is estimated that approximately $(0.7) million of unrealized losses on these contracts will be recorded to Cost of goods sold.  This estimate is currently reflected as a loss in AOCI on the Consolidated Balance Sheets.  The impact of the changes in fair values of these contracts resulted in AOCI, net of taxes, of $0.2 million and $(0.7) million for the three and nine month periods ended December 31, 2007, respectively.  There were no outstanding Euro hedges at March 31, 2007.

Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as Cost of goods sold for forward exchange contracts to purchase Mexican pesos and sell Euro. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately in the Consolidated Statements of Operations.

The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Note 4. Restructuring Charges and Asset Impairment

In July 2003, KEMET announced a manufacturing relocation plan which consisted of reorganizing its operations around the world, resulting in the location of virtually all of its production in low-cost regions to be completed by the end of fiscal year 2008. This relocation allows KEMET access to key customers, key technical resources and knowledge, and low-cost resources.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the liabilities section of the Consolidated Balance Sheets for the three and nine months ended December 31, 2007 and 2006 is shown below (dollars in thousands):

	Three months ended December 31, 2007			Three months ended December 31, 2006
	Personnel	Manufacturing	Asset	Personnel	Manufacturing	Termination
	Reductions	Relocations	Impairment	Reductions	Relocations	of a Contract
Beginning of period	$2,011	$—	$—	$967	$—	$—
Costs charged to expense	1,663	1,207	2,098	1,204	620	—
Costs paid or settled	(3,354)	(1,207)	(2,098)	(1,360)	(620)	—
End of period	$320	$—	$—	$811	$—	$—

	Nine months ended December 31, 2007			Nine months ended December 31, 2006
	Personnel	Manufacturing	Asset	Personnel	Manufacturing	Termination
	Reductions	Relocations	Impairment	Reductions	Relocations	of a Contract
Beginning of period	$941	$—	$—	$2,094	$—	$—
Costs charged to expense	6,192	5,212	2,098	2,719	7,105	90
Costs paid or settled	(6,813)	(5,212)	(2,098)	(4,002)	(7,105)	(90)
End of period	$320	$—	$—	$811	$—	$—

Manufacturing relocation costs are expensed as actually incurred, therefore no liability is recorded in the Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in Restructuring charges in the Consolidated Statements of Operations.

Personnel Reductions - During the three and nine months ended December 31, 2007, the Company recognized charges of $1.7 million and $6.2 million, respectively, primarily for reductions in force in Europe and Mexico.  During the three and nine months ended December 31, 2006, the Company recognized charges of $1.2 million and $2.7 million, respectively, for reductions in force in Europe and Mexico.

Manufacturing Relocations - During the three and nine months ended December 31, 2007, the Company recognized charges of $1.2 million and $5.2 million, respectively, related to relocating assets to low-cost regions.   During the three and nine months ended December 31, 2006, the Company recognized charges of $0.6 million and $7.1 million, respectively, related to relocating assets to low-cost regions.

Asset Impairment - During the three and nine months ended December 31, 2007, the Company recognized charges of $2.1 million primarily for the writedown of manufacturing assets and facilities located in the United States and Germany.  The asset impairments relate to the Company’s manufacturing relocation plan.

Charges related to personnel reductions and manufacturing relocations correspond with the Company’s plan to relocate production facilities to low-cost regions.

Note 5. Investments

At March 31, 2007, investments consisted of debt securities and an equity security of a privately-held company. The debt securities, which consisted of U.S. government marketable securities, were sold during the quarter ended September 30, 2007 for $46.1 million and the proceeds were reinvested in the Company’s money market accounts.   In connection with the sale, the Company realized a $0.4 million loss which was previously recorded in AOCI.

At December 31, 2007 and March 31, 2007, the Company determined that the remaining investment balance in its equity investment in Lamina Ceramics, Inc., approximated fair value.

A summary of the components and carrying values of investments on the Consolidated Balance Sheets is as follows (dollars in thousands):

	December 31, 2007	March 31, 2007
	Fair Value	Fair Value	Unrealized Loss
U.S. government marketable securities:
Long-term	$—	$45,767	$(1,092)
Equity investments:
Cost	119	119	—
	$119	$45,886	$(1,092)

Note 6. Accumulated Other Comprehensive Income

Comprehensive income for the three and nine months ended December 31, 2007, includes the following components (dollars in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income/(loss)	$(8,150)	$5,333	$2,892	$6,768
Other comprehensive income/(loss), net of tax:
Amortization of SFAS No. 158	(598)	—	(1,794)	—
Currency forward contract gain/(loss)	(248)	952	(1,078)	2,411
Currency translation gain/(loss)	23,809	(1,769)	26,291	(1,694)
Unrealized securities gain	—	350	—	406
Unrealized investment income	—	935	1,092	1,586
Total net income and other comprehensive income	$14,813	$5,801	$27,403	$9,477

The increase in Currency translation gain/(loss) includes prior period adjustments related to the incorrect translation of certain Euro denominated intercompany general ledger accounts which the Company identified and corrected during the quarter ended December 31, 2007.  The prior period adjustments resulted in a $13.3 million decrease in Accounts payable on the Consolidated Balance Sheets, a $12.8 million increase in Currency translation gain within Accumulated other comprehensive income on the Consolidated Balance Sheets, and a $0.5 million increase in Other (income)/expense on the Consolidated Statements of Operations as of and for the period ending December 31, 2007.  Current period activity related to the translation of these Euro denominated inter-company general ledger accounts resulted in an additional $3.7 million increase in Currency translation gain.  The increase in Currency translation gain/(loss) also includes prior period adjustments related to the incorrect translation of Euro denominated general ledger accounts related to the acquisition of Evox Rifa Group Oyj.  The prior and current period components of this adjustment amounted to $1.6 million and $1.7 million, respectively, as of December 31, 2007.  The Company has considered the effect of this error on current and prior year consolidated financial statements and concluded this error would not have resulted in any material changes to those consolidated financial statements.

The components of Accumulated other comprehensive income on the Consolidated Balance Sheets are as follows (dollars in thousands):

	December 31, 2007	March 31, 2007
Currency forward contract income/(loss), net	$(224)	$854
Currency translation gain/(loss)	33,554	7,263
Unrealized investment loss	—	(1,092)
Effect of SFAS No. 158	21,599	23,393
Total Accumulated other comprehensive income	$54,929	$30,418

Note 7. Goodwill and Intangible Assets

The Company’s goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting units as defined under SFAS No. 142, with carrying amounts. If the reporting unit’s aggregate carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets.

The Company performs its impairment test during the first quarter of each fiscal year and when otherwise warranted. The Company performed this impairment test in the quarters ended December 31, 2007, June 30, 2007, and June 30, 2006, and concluded that no goodwill impairment existed.

On October 12, 2007, the Company acquired Arcotronics Italia S.p.A. (“Arcotronics”), for a purchase price of approximately $23.8 million and approximately $9.6 million for acquisition related costs.  The acquisition included manufacturing operations as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe.  Arcotronics will be managed and reported under the Film and Electrolytic Business Group.  Goodwill and amortized intangibles related to the acquisition of Arcotronics amounted to $103.1 million and $7.8 million, respectively, at December 31, 2007.

On April 24, 2007, the Company acquired Evox Rifa Group Oyj (“Evox Rifa”), for a purchase price of approximately $40.8 million, including approximately $3.5 million for acquisition related costs.  The acquisition included manufacturing operations as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe.  Evox Rifa will be managed and reported under the Film and Electrolytic Business Group.  Goodwill and amortized intangibles related to the acquisition of Evox Rifa amounted to $22.7 million and $3.7 million, respectively, at December 31, 2007.

The following chart highlights the Company’s goodwill and intangible assets (dollars in thousands):

	December 31, 2007		March 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized intangibles:
Goodwill	$162,947		$36,552
Trademarks	7,617		7,617
Unamortized intangibles	170,564		44,169
Amortized intangibles:
Patents and technology — 5-25 Years	27,760	$11,311	16,297	$10,351
Other — 8-10 Years	1,725	897	1,725	1,028
Amortized intangibles	29,485	12,208	18,022	11,379
Total goodwill and intangibles	$200,049	$12,208	$62,191	$11,379

The expected amortization expense for the fiscal years ending March 31, 2008, 2009, 2010, 2011 and 2012 is $750, $637, $618, $562, and $562, respectively.

Note 8. Income Taxes

During the three months ended December 31, 2007, the net income tax expense is comprised of a $0.8 million benefit due to the settlement of foreign tax issues, a $2.2 million expense related to tax law changes in Mexico and Germany, a $3.0 million expense related to fixed asset write-offs in Germany, a $1.2 million expense related to foreign operations, and minor federal and state income tax expense.

During the nine months ended December 31, 2007, the Company recognized a $2.5 million income tax benefit from the recognition of credits due to a change in Texas tax law, a $1.1 million income tax benefit from U.S. competent authority relief on a transfer pricing adjustment, a $0.8 million benefit from the settlement of foreign tax issues, a  $2.2 million expense related to tax law changes in Mexico and Germany, a $3.0 million expense related to fixed asset write offs in Germany, a $3.0 million expense related to foreign operations, and minor federal and state income tax expense.

During the three and nine months ended December 31, 2006, the income tax expense is principally a result of profitable foreign subsidiaries.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on April 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease of $4.2 million in the liability for unrecognized tax benefits, which was accounted for as a $3.7 million increase to the April 1, 2007 balance of retained earnings and a $0.5 million reduction of goodwill. As of the date of adoption, the Company had approximately $5.7 million of unrecognized tax benefits, of which $2.7 million, if recognized, would favorably affect the Company’s effective tax rate.  At December 31, 2007, the Company had approximately $3.5 million of unrecognized tax benefits.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before fiscal year 2004 and is no longer subject to foreign income tax examinations by tax authorities for years before fiscal year 2002.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN No. 48, the Company continued this practice and had approximately $0.1 million of accrued interest and penalties at April 1, 2007, which is included as a component of Income tax expense. During the three months ended December 31, 2007, the Company recognized approximately $8.0 thousand in potential interest expense associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will decrease prior to December 31, 2008.

Note 9. Segment and Geographic Information

KEMET is organized into three distinct business groups: the Tantalum Business Group (“Tantalum”) the Ceramic Business Group (“Ceramic”) and the Film and Electrolytic Business Group (“Film and Electrolytic”). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business groups’ respective manufacturing costs. In addition, all corporate costs are also allocated to the business groups based on the business groups’ respective manufacturing costs. On April 24, 2007, KEMET acquired Evox Rifa Group Oyj (“Evox Rifa”). On October 12, 2007, KEMET acquired Arcotronics Italia S.p.A. (“Arcotronics”).  Accordingly, the results from the respective acquisition dates through the end of the quarter have been included in Film and Electrolytic’s results.

Tantalum Business Group

The Tantalum Business Group operates in six manufacturing sites in the United States, Mexico, China, and Portugal. This business group produces tantalum and aluminum polymer capacitors. The business group also maintains a product innovation center in the United States and a research and development center in Heidenheim, Germany.  Tantalum products are sold in all regions of the world.

Ceramic Business Group

The Ceramic Business Group operates in three manufacturing locations in Mexico and China. This business group produces ceramic capacitors. In addition, the business group also has a product innovation center in the United States.  Ceramic products are sold in all regions of the world.

Film and Electrolytic Business Group

The Film and Electrolytic Business Group operates in thirteen manufacturing sites in Europe and Asia. This business group produces film, paper, and electrolytic capacitors. In addition, the business group also has a product innovation center in Sweden.  Film and Electrolytic products are sold of all regions in the world.

The following table summarizes information about each group’s net sales, operating income/(loss), depreciation and amortization and total assets (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Net sales:
Tantalum	$102,938	$104,246	$316,534	$324,364
Ceramic	53,667	61,273	167,703	177,273
Film and Electrolytic	72,089	—	124,705	—
Total	$228,694	$165,519	$608,942	$501,637

Operating income/(loss) (1):
Tantalum	$(377)	$3,934	$8,194	$7,325
Ceramic	(1,200)	2,267	(2,774)	1,359
Film and Electrolytic	(18)	—	2,501	—
Total	$(1,595)	$6,201	$7,921	$8,684

Depreciation/amortization expenses:
Tantalum	$8,074	$6,844	$24,700	$19,308
Ceramic	3,552	3,331	10,441	10,500
Film and Electrolytic	2,543	—	4,321	—
Total	$14,169	$10,175	$39,462	$29,808

	December 31, 2007	March 31, 2007
Total assets:
Tantalum	$537,895	$609,902
Ceramic	280,264	333,624
Film and Electrolytic	418,737	—
Total	$1,236,896	$943,526

(1) Restructuring charges included in Operating income/(loss) were as follows:

	Three months ended December 31,		Nine months ended December 31,
Total restructuring:	2007	2006	2007	2006
Tantalum	$4,968	$646	$11,712	$5,809
Ceramic	—	1,178	1,790	4,105
Total	$4,968	$1,824	$13,502	$9,914

The Company manages its capital expenditures for long-lived assets on a consolidated basis; therefore, this information has been excluded on a reporting segment basis.

The following highlights the Company’s net sales by geographic location (dollars in thousands):

	Three months ended December 31, (1)		Nine months ended December 31, (1)
	2007	2006	2007	2006
United States	$51,597	$47,695	$152,767	$146,706
Hong Kong	27,842	33,146	83,127	90,470
China	26,700	16,770	70,049	48,078
Germany	24,723	14,020	61,007	44,139
Asia Pacific (2)	15,560	13,585	42,260	46,296
Singapore	10,581	9,758	29,434	33,270
Mexico	3,440	4,363	11,675	13,470
Other countries (2)	68,251	26,182	158,623	79,208
	$228,694	$165,519	$608,942	$501,637

(1) - Revenues are attributed to countries or regions based on the location of the customer. The Company sold $22,359 and $17,815 to two customers, each of which accounted for more than 10% of net sales in the fiscal quarter ended December 31, 2006. The Company did not have net sales to any customer which accounted for more than 10% of net sales in the fiscal quarter ended December 31, 2007.

(2) - No country included in these captions exceeded 5% of consolidated net sales for the fiscal quarters ending December 31, 2007 and 2006.

Note 10. Concentrations of Risks

Sales and Credit Risk

The Company sells to customers located throughout the world. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.

Electronics distributors are an important distribution channel in the electronics industry and accounted for approximately 54% and 58% of the Company’s net sales in fiscal years 2007 and 2006, respectively. For the three months ended December 31, 2007, sales to electronics distributors accounted for approximately 46% of the Company’s net sales. For the three months ended December 31, 2006, sales to electronics distributors accounted for approximately 55% of the Company’s net sales. As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in its operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

At December 31, 2007 and March 31, 2007, no customer accounted for more than 10% of the Company’s net accounts receivable balance.

Employees

As of  December 31, 2007, KEMET had approximately 11,800 employees, of whom approximately 800 were located in the United States, 6,000 were located in Mexico, 2,300 in Asia, and 2,700 in Europe. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. While none of its United States employees are unionized, the Company has approximately 4,900 hourly employees in Mexico represented by labor unions as required by Mexican law. In addition, the Company has represented by labor unions,  approximately 400 employees in Portugal, approximately 900 employees in Italy, and approximately 400 employees in Bulgaria. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. The Company’s labor costs in Mexico, China, Indonesia, and various locations in Europe are denominated in local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company’s labor costs in these areas.

Note 11. Property Held for Sale

As a result of moving manufacturing operations from the United States to lower cost facilities, certain manufacturing facilities located in the United States are no longer in use and are held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of the facilities at December 31, 2007, was $4.6 million and is separately presented in the Property held for sale line item on the Consolidated Balance Sheets. At December 31, 2007, the fair value is believed to approximate carrying value based on independent appraisals. The Company does not anticipate any remediation costs in selling the properties. On a quarterly basis, management reviews this value for indications of impairment.

Note 12. Stock-based Compensation

In October 2007, the Company granted  0.5 million options to employees pursuant to the 2004 Key Employee Stock Option Plan described in Note 8, “Stock Option Plans”, of the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.   The weighted average grant date fair value per share is $3.45 and the weighted average exercise price per share for these options is $7.72.

The compensation expense associated with the performance awards was approximately $0.7 million and $4.5 million for the three and nine month periods ended December 31, 2007.  The compensation expense associated with the performance awards was approximately $1.2 million and $5.5 million for the three and nine month periods ended December 31, 2006.  These costs were recorded as Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

In the Operating activities of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the nine months ended December 31, 2007. No tax benefit was realized from stock options exercised during the nine months ended December 31, 2007.

Note 13. Acquisitions

Arcotronics Italia S.p.A.

On October 12, 2007, pursuant to the terms of a Stock Purchase Agreement between KEMET Electronics Corporation (“KEMET Electronics”), a wholly owned subsidiary of KEMET Corporation, and Blue Sky (Lux) S.à r.l. (“Blue Skye”), the Company successfully purchased 100% of Arcotronics Italia S.p.A. (“Arcotronics”) from Blue Skye.  The acquisition includes manufacturing facilities in Sasso Marconi, Monghidoro, and Vergato, Italy; Landsberg, Germany; Towcester, United Kingdom; Kyustendil, Bulgaria; and Anting-Shanghai, China.

The Company paid EUR 17.5 million ($23.8 million) for 100% of the outstanding share capital of Arcotronics, assumed net financial debt of approximately EUR 98.9 million ($140.0 million), and certain other long-term liabilities of the company totaling approximately EUR 23.7 million ($33.6 million).

The total purchase price for Arcotronics was $33.4 million which includes (dollars in millions):

Common stock purchases	$23.8
Acquisition related costs	9.6

Total purchase price	$33.4

The Company is in the process of finalizing the purchase accounting, including the appraisal of the newly acquired assets. However, the Company does not believe that there will be a material difference in the amounts booked as of the date of this report.

The purchase price was determined through arms-length negotiations between representatives of the Company and Blue Skye.

The acquisition of Arcotronics, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition.  The fair value of the net assets acquired and the liabilities assumed were $218.3 million and $284.1 million, respectively.  The allocation of the purchase price is based upon preliminary estimates of the fair value.  The actual allocation of the purchase price may differ from the preliminary allocation due to refinements of the fair values of the net assets acquired.  The excess of the purchase price over the fair values of the net assets acquired of $99.2 million was recorded as goodwill.  Approximately $7.5 million has been allocated to intangible assets other than goodwill.

In connection with the acquisition, the Company entered into a Senior Facility Agreement with UniCredit Banca d’Impresa S.p.A (“UniCredit”) whereby UniCredit agreed to lend to KEMET up to EUR 47.0 million ($66.8 million). KEMET Electronics used a portion of this borrowing to repay a portion of the outstanding indebtedness of Arcotronics, with the balance available for general corporate purposes.

Pro Forma Information:

The following presents the pro forma (unaudited) results for the three and nine months ended December 31, 2007 and 2006, respectively assuming the acquisition of Arcotronics had occurred on April 1, 2006 (dollars in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net sales	$234,731	$207,281	$708,388	$638,130
Net income/(loss)	$(7,854)	$(111)	$(4,588)	$(4,228)

Net income/(loss) per share:
Basic	$(0.09)	$—	$(0.05)	$(0.05)
Diluted	$(0.09)	$—	$(0.05)	$(0.05)

The above amounts for the three and nine month periods ended December 31, 2007 and 2006 reflect adjustments for depreciation for the revalued properties, amortization of the intangibles acquired, and a reduction in interest income for the cash used to purchase the business and related tax effects for the aforementioned adjustments.  The pro forma amounts do not include anticipated synergies from the acquisition.

The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transaction occurred on April 1, 2006, nor is it necessarily indicative of the Company’s future results.

Subsequent to the acquisition, on November 28, 2007, Arcotronics, entered into a Quota Purchase Agreement (“the Agreement”) with Morphic Business Development AB (“Morphic”), whereby Arcotronics sold to Morphic its 80% corporate capital share in Arcotronics Fuel Cells S.r.l.  In conjunction with the Agreement, Morphic paid to Arcotronics as consideration for the purchase of the aforementioned shares the amount of EUR 4.0 million ($5.8 million).  No gain or loss was recorded as a result of this sale.

Evox Rifa Group Oyj

On April 24, 2007, pursuant to the terms of a Combination Agreement between KEMET Electronics and Evox Rifa Group Oyj (“Evox Rifa”), the Company purchased approximately 92.7% of Evox Rifa pursuant to a tender offer which commenced on March 12, 2007, and was completed on April 12, 2007. Evox Rifa had 178,156,018 shares outstanding at the time of the commencement of the tender offer. KEMET purchased approximately 165.2 million shares at a price of EUR 0.12 per share or approximately EUR 19.8 million (approximately $27.0 million). KEMET announced at the time that it intended to acquire the remaining outstanding shares pursuant to a squeeze-out process.  Following the settlement of the completion trades relating to the tender offer, Evox Rifa became a subsidiary of KEMET.  In September 2007, the Company completed the squeeze-out process and accordingly purchased the remaining outstanding shares of Evox Rifa for EUR 1.6 million (approximately $2.2 million).  This additional amount is considered part of the purchase price of the acquisition.

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

The acquisition of Evox Rifa, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition.  The fair value of the net assets acquired and the liabilities assumed were $79.8 million and $59.8 million, respectively.  The allocation of the purchase price is based upon preliminary estimates of the fair value.  The actual allocation of the purchase price may differ from the preliminary allocation due to refinements of the fair value of the net assets acquired.  The excess of the purchase price over the fair value of the net assets acquired of $20.8 million was recorded as goodwill.  Approximately $3.7 million has been allocated to intangible assets other than goodwill.

Pro Forma Information:

The following presents the pro forma (unaudited) results for the three and nine months ended December 31, 2007 and 2006, respectively assuming the acquisition of Evox Rifa had occurred on April 1, 2006 (dollars in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net sales	$228,694	$196,337	$616,735	$594,474
Net income/(loss)	$(8,356)	$6,233	$2,686	$7,321

Net income/(loss) per share:
Basic	$(0.10)	$0.07	$0.03	$0.08
Diluted	$(0.10)	$0.07	$0.03	$0.08

The above amounts for the three and nine month periods ended December 31, 2007 and 2006 reflect adjustments for depreciation of the revalued properties, amortization of the intangibles acquired, a reduction in interest income for the cash used to purchase the business, a reduction in the interest expense on the convertible notes that KEMET purchased, and related tax effects for the aforementioned adjustments.  These results also assume that KEMET owned 100% of Evox Rifa for each of the periods presented.  The pro forma amounts do not include anticipated synergies from the acquisition.

The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transaction occurred on April 1, 2006, nor is it necessarily indicative of the Company’s future results.

In connection with the acquisition, the Company assumed the existing and outstanding debt of approximately $22.0 million at April 24, 2007.  Since the acquisition, KEMET has repaid approximately $14.9 million of this debt as of December 31, 2007.  At December 31, 2007, the remaining debt balance is $7.1 million.  The effective interest rates on these bank loans range from 2.5% to 8.3%.  The maturity of the bank loans is as follows: within 12 months - $2.7 million; 13-24 months - $1.7 million; 25-36 months - $0.8 million; 37-48 months - $1.2 million; thereafter - $0.7 million.

Note 14. Debt

Portuguese Investment Grants

In October 2007, KEMET’s subsidiary in Portugal received a payment of EUR 0.9 million ($1.3 million) from the Portuguese government in connection with an investment of capital made in Portugal.  As part of the grant, and should KEMET Electronics Portugal, S.A. successfully meet at least 90% of its pre-established targets, up to 60% of the loan will be forgiven.  KEMET Electronics Portugal, S.A. has recorded this as debt and will monitor the objectives on a quarterly basis.

UniCredit

On October 12, 2007, in connection with the completion of the acquisition of Arcotronics Italia S.p.A. (“Arcotronics”), the Company entered into a Senior Facility Agreement (“Credit Agreement-A”) with UniCredit Banca d’Impresa S.p.A. (“UniCredit”) whereby UniCredit agreed to lend to the Company up to EUR 47 million (approximately $66.8 million). The Company’s initial drawdown of EUR 45.8 million (approximately $65.1 million) under Credit Agreement-A was used to repay certain outstanding indebtedness of Arcotronics and for general corporate purposes.  On December 20, 2007, the Company borrowed an additional EUR 1.0 million (approximately $1.4 million) under Credit Agreement-A in connection with the refinancing of certain third party indebtedness as described below.

Material terms and conditions of Credit Agreement-A are as follows:

(i)	Maturity:	April 9, 2009
(ii)	Interest Rate:	Floating at three month EURIBOR plus 200 basis points
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

On December 20, 2007, in connection with the refinancing of certain third party indebtedness acquired as part of the acquisition of Arcotronics the Company entered into an additional Senior Facility Agreement (“Credit Agreement-B”) with UniCredit whereby UniCredit agreed to lend to the Company up to EUR 50 million (approximately $72.0 million).  The Company used the proceeds from this borrowing, together with cash on hand and the drawdown of EUR 1.0 million (approximately $1.4 million) under Credit Agreement-A with UniCredit, to refinance such certain third party indebtedness of Arcotronics.

Material terms and conditions of Credit Agreement-B are as follows:

(i)	Maturity:	December 31, 2008
(ii)	Interest Rate:	Floating at three month EURIBOR plus 175 basis points
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

Senior Notes

In May 1998, the Company sold $100,000 of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven purchasers of the Senior Notes. The Senior Notes have a final maturity date of May 4, 2010, and began amortizing on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The aggregate maturities of the debt subsequent to December 31, 2007, follow: 2009, $20,000; 2010, $20,000; and 2011, $20,000.

The Company is subject to restrictive covenants under its Note Purchase Agreement which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related principally to funded debt and net worth. At December 31, 2007, the Company was in compliance with such covenants. Borrowings are secured by guarantees of certain of the Company’s wholly-owned subsidiaries.

The Company had interest payable related to the Senior Notes, included in Accrued expenses, on its Consolidated Balance Sheets of $0.6 million and $2.2 million at December 31, 2007 and March 31, 2007, respectively.

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

Note 15. Subsequent Events

On January 28, 2008, KEMET announced that it had initiated a cost savings plan that involved the reduction of approximately 120 employees in the United States and approximately 250 employees in Mexico, and relocation of some manufacturing processes to China from Mexico and the United States.  Small numbers of employees in the Company’s other facilities around the world are also affected, bringing the total reduction to approximately 385 employees.

In addition, the Company has met with the trade unions representing its Italian employees to discuss the Company’s restructuring plans in Italy.  The Company’s plans include the reduction of approximately 340 employees and the closing of the Vergato, Italy factory.  Meetings have also occurred between the Company and its employees in the Towcester, United Kingdom factory to explain the Company’s intentions to consolidate the Towcester activities into other facilities, which will affect approximately 80 employees.

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

Overview

KEMET is a leading manufacturer of the majority of capacitor types, including tantalum, multilayer ceramic, solid aluminum capacitors, and after the Evox Rifa and Arcotronics acquisitions, plastic film, paper and electrolytic capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

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

The Company manufactures capacitors in the United States, Mexico, Portugal, China, Indonesia, U.K., Finland, Italy, Germany, Bulgaria, and Sweden. Substantially all of the manufacturing in the United States has been relocated (see “Manufacturing Relocation Plan”) to the Company’s lower-cost manufacturing facilities in Mexico and China. Production that remains in the U.S. will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

Leverage our technological competence to introduce new products in a timely and cost efficient manner and generate an increasing portion of our sales from new products to improve financial performance as well as to meet our customers’ varied and evolving capacitor needs. During the third fiscal quarter 2008, the Tantalum Business Group released 33 new products of which 16 were first to market (which is a product not currently supplied by any competitor).  In addition, the Ceramic Business Group introduced 83 new discrete products during the quarter.  In the Film and Electrolytic Business Group there were introductions of 156 new products, 43 of which were first to market.

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

On an opportunistic basis, continue to evaluate strategic acquisition opportunities that would enable us to enhance our competitive position and expand our market presence.  Such acquisitions, if any, would be in complementary capacitor and other related businesses, including those involved in other passive components that are synergistic with our customer base and provide opportunities to leverage our business model.

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

KEMET in Mexico

KEMET believes its Mexican operations are among the most cost efficient in the world, and they will continue to be the Company’s primary production facilities supporting North American and European customers. One of the strengths of KEMET Mexico is that it is truly a Mexican operation, including Mexican management and workers. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoras will remain focused primarily on tantalum capacitors, and the facilities in Monterrey will continue to focus on ceramic capacitors.

KEMET in Asia Pacific

In recent years, low production costs and proximity to large, growing markets have caused many of KEMET’s key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support its customers’ Asian operations. The Company’s initial China production facilities in Suzhou near Shanghai commenced shipments in 2003. The Company began shipping products from its second production facility in Suzhou in 2005. In December 2007, plans were approved to construct a third manufacturing facility in Suzhou to manufacture aluminum polymer products. Manufacturing operations in China will continue to grow and KEMET anticipates that production capacity in China may be equivalent to Mexico in the future. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET’s objective of being a global company. These facilities will be responsible for maintaining KEMET’s traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company’s customer base in Asia.  In connection with the Evox Rifa acquisition completed on April 24, 2007, the Company has added another Chinese operation in Nantong, China as well as a manufacturing operation in Batam, Indonesia.  With the Arcotronics acquisition completed on October 12, 2007, the Company has added another Chinese operation in Anting, China. These operations will continue to support the former Evox Rifa and Arcotronics customer bases in Asia with top quality film and electrolytic capacitors.

KEMET in Europe

As previously mentioned, the Company purchased the tantalum business unit of EPCOS AG on April 13, 2006, acquired Evox Rifa Group Oyj on April 24, 2007, and also Arcotronics Italia S.p.A. on October 12, 2007.  These acquisitions have provided the Company with manufacturing operations in Europe.  The Company now has manufacturing locations in Portugal, U.K., Finland, Germany, Italy, Bulgaria, and Sweden. In addition, the Company has research and development centers in Heidenheim, Germany and Farjestaden, Sweden.  KEMET will maintain and enhance its strong European sales and customer service infrastructure, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

Global Sales and Logistics

In recent years, it has become more complex to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities globally. The growth of the electronics manufacturing services (EMS) industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. The most successful business models in the electronics industry are based on tightly integrated supply chain logistics to drive down costs. KEMET’s direct salaried force worldwide and a well-developed global logistics infrastructure distinguish it in the marketplace and will remain a hallmark of KEMET in meeting the needs of its global customers.

CONSOLIDATED RESULTS OF OPERATIONS

Recent Trend in Average Selling Prices

Average selling prices for the December 2007 quarter, adjusted for changes in product mix, were down approximately 2% as compared to average selling prices for the September 2007 quarter.

Comparison of the Three-Month Period Ended December 31, 2007, with the Three-Month Period Ended December 31, 2006

Net Sales

Net sales for the three months ended December 31, 2007, increased 38.2% to $228.7 million as compared to the same period last year, with 31.5% or $72.1 million of net sales being contributed by the Film and Electrolytic Business Group  Excluding the Film and Electrolytic Business Group, unit volumes in the three-month period ended December 31, 2007 increased 13.0% as compared to the same period last year.  Mix-adjusted average selling prices for the December 2007 quarter decreased approximately 12.0% compared to mix-adjusted average selling prices for the December 2006 quarter.

By region, 25% of net sales for the three months ended December 31, 2007, were to customers in North America and South America (“Americas”), 40% were to customers in Asia and Pacific Rim (“APAC”), and 35% were to customers in Europe, Middle East and Africa (“EMEA”).  For the three months ended December 31, 2006, 31% of net sales were to customers in the Americas, 45% were to customers in APAC, and 24% were to customers in EMEA.

By channel, 46% of net sales for the three months ended December 31, 2007, were to distribution customers, 17% were to Electronic Manufacturing Services customers, and 37% were to Original Equipment Manufacturing customers.  For the three months ended December 31, 2006, 55% of net sales were to distribution customers, 22% were to Electronic Manufacturing Services customers, and 23% were to Original Equipment Manufacturing customers.

Cost of Sales

Cost of sales for the three months ended December 31, 2007, was $188.6 million, or 82.5% of net sales, as compared to $127.5 million, or 77.1% of net sales, for the same period last year, with $59.3 million being attributed to the Film and Electrolytic Business Group. Excluding the Film and Electrolytic Business Group, the increase in cost of sales as a percentage of sales was due to a less favorable product mix partially offset by the Company’s cost reduction efforts, to a lesser extent. The Company has continued to experience higher costs in two of its raw materials, palladium and silver.  Silver is used by both the Tantalum and Ceramic Business Groups while palladium is used primarily in the Ceramic Business Group.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2007, were $28.1 million, or 12.3% of net sales, as compared to $21.2 million, or 12.8% of net sales for the same period last year. The SG&A expenses for the three months ended December 31, 2007 include $11.9 million or 5.2% of net sales related to the Film and Electrolytic Business Group.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended December 31, 2007, were $8.6 million, or 3.8% of net sales, as compared to $8.7 million, or 5.3% of net sales for the same period last year.  The R&D expenses for the three months ended December 31, 2007 include $1.0 million related to the newly formed Film and Electrolytic Business Group. The continuing level of R&D expenses reflects the Company’s efforts to be the “The Capacitance Company.”  During the quarter, the Company introduced approximately 272 new products of which 142 were first to market.

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

A summary of the special charges recognized in the quarters ended December 31, 2007 and 2006 is as follows (dollars in millions):

	Three months ended December 31,
	2007	2006

Reductions in workforce	$1.7	$1.2
Manufacturing relocation costs	1.2	0.6
Asset impairment	2.1	—
Restructuring charges and asset impairment (1)	5.0	1.8

Impact of SFAS No. 123(R) “Share-Based Payment”	—	1.2
Acquisitions integration costs	1.8	4.0
Other (2)	1.8	5.2
Total special charges	$6.8	$7.0

(1)       Restructuring charges and asset impairment — These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)       Other – These costs are included in SG&A on the Consolidated Statements of Operations.

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges and asset impairment.

Reductions in workforce — During the three months ended December 31, 2007, the Company recognized a charge of $1.7 million for a reduction in force in Portugal and Germany.  For the three months ended December 31, 2006, the Company recognized a charge of $1.2 million for a reduction in force in Mexico.

Manufacturing relocations — During the three months ended December 31, 2007 and 2006, the Company incurred expenses of $1.2 million and $0.6 million, respectively.

Impact of SFAS No. 123(R) “Share-Based Payment” — In fiscal year 2007, the Company implemented SFAS No. 123(R) “Share-Based Payment.” Charges related to SFAS No. 123(R) following the year of implementation are not included in Special Charges and are therefore omitted from the table.  To enhance comparability, however, current period charges related to SFAS No. 123(R) are included in the following narrative.  During the three month periods ended December 31, 2007, and December 31, 2006, the Company recognized charges of $0.7 million and $1.2 million, respectively, related to the cost recognition of issued stock options.

Acquisitions integration costs — As part of the Company’s recent acquisitions, the Company has and will continue to incur costs to integrate the new Film and Electrolytic businesses into KEMET. The Company incurred $1.8 million of costs during the third fiscal quarter of 2008.  During the third quarter of fiscal year 2007, the Company recorded charges of $4.0 million related to the acquisition of the tantalum business of EPCOS AG (“EPCOS”) which are included in SG&A expenses on the Consolidated Statements of Operations.   As of March 31, 2007, all integration costs associated with the tantalum business of EPCOS had been incurred.

Operating Income/(Loss)

Operating loss for the three months ended December 31, 2007, was $(1.6) million, compared to an operating income of $6.2 million for the quarter ended December 31, 2006. The decrease in operating income was primarily due to a decrease in gross margins created by an unfavorable product mix.

Other (Income)/Expense

Interest income decreased in the three months ended December 31, 2007 versus the comparable period in the prior year primarily due to the Company’s acquisitions.  The convertible debt offering in November 2006 increased the amount of interest expense recorded during the three month period ended December 31, 2007 as compared to the previous year.  Furthermore, additional interest expense was incurred in connection with the Company’s acquisitions.  Other (income)/expense increased in the three months ended December 31, 2007 versus the comparable period of the preceding year due primarily to foreign currency transaction gains in the three-month period ended December 31, 2007.

Income Taxes

Income tax expense totaled $5.7 million for the three months ended December 31, 2007, compared to an income tax expense of $0.7 million for the three months ended December 31, 2006.  The net income tax expense is comprised of a $0.8 million benefit due to the settlement of foreign tax issues, a $2.2 million expense related to tax law changes in Mexico and Germany, a $3.0 million expense related to fixed asset write offs in Germany, a $1.2 million expense related to foreign operations, and minor federal and state income tax expense.

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

Comparison of the Nine-Month Period Ended December 31, 2007, with the Nine-Month Period Ended December 31, 2006

Net Sales

Net sales for the nine months ended December 31, 2007, increased 21.4% to $608.9 million as compared to the same period last year, with $124.7 million of net sales being contributed by the Film and Electrolytic Business Group.  Excluding the Film and Electrolytic Business Group, net sales were impacted by a decrease in the mix-adjusted average selling price of approximately 6.0%.

Cost of Sales

Cost of sales for the nine months ended December 31, 2007, was $491.6 million, or 80.7% of net sales, as compared to $392.7 million, or 78.3% of net sales, for the same period last year, with $100.8 million being attributed to the Film and Electrolytic Business Group.  Excluding the Film and Electrolytic Business Group, cost of sales decreased due to the Company’s continued cost reduction efforts, partially offset by higher raw material prices.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine months ended December 31, 2007, were $70.1 million, or 11.5% of net sales, as compared to $66.4 million, or 13.2% of net sales for the same period last year. The SG&A expenses for the nine months ended December 31, 2007 include $19.2 million  related to Film and Electrolytic business group.  The SG&A expenses for the nine months ended December 31, 2006 included $12.0 million related to the integration of the tantalum business unit acquired from EPCOS.

Research and Development Expenses

Research and development (“R&D”) expenses for the nine months ended December 31, 2007, were $25.9 million, or 4.3% of net sales, as compared to $24.0 million, or 4.8% of net sales for the same period last year.  The R&D expenses for the nine months ended December 31, 2007 include $2.1 million related to the Film and Electrolytic Business Group. The continuing level of R&D expenses reflects the Company’s efforts to be the “The Capacitance Company.”  During the nine months ended December 31, 2007, the Company introduced approximately 1,118 new products of which 198 were first to market.

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

A summary of the special charges recognized for the nine months ended December 31, 2007 and 2006 is as follows (dollars in millions):

	Nine months ended December 31,
	2007	2006

Manufacturing relocation costs	$5.2	$7.1
Personnel reduction cost	6.2	2.7
Asset impairment	2.1	0.1
Restructuring charges and asset impairment (1)	13.5	9.9

Acquisitions integration costs	2.6	12.0
Impact of SFAS No. 123(R) “Share-Based Payment”	—	5.5
Write-off related to an acquisition	—	0.2
Other (2)	2.6	17.7
Total special charges	$16.1	$27.6

(1)       Restructuring charges and asset impairment — These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)  Other — These costs are included in SG&A on the Consolidated Statements of Operations.

Manufacturing relocation costs are expensed as actually incurred, therefore no liability is recorded in the Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the Consolidated Statements of Operations line, Restructuring charges and asset impairment.

Reductions in workforce — During the nine months ended December 31, 2007, the Company had reduction in workforce programs in Portugal, and Germany and a reduction in force of a senior executive.   For the nine months ended December 31, 2006, the Company recognized a charge of $2.7 million, primarily for reductions in force in Europe and Mexico.

Manufacturing relocations — During the nine months ended December 31, 2007 and 2006, the Company incurred expenses of $5.2 million and $7.1 million, respectively.

Acquisitions integration costs — As part of the Company’s recent acquisitions, the Company has and will continue to incur costs to integrate the new Film and Electrolytic businesses into KEMET. The Company incurred $2.6 million of costs during the nine months ended December 31, 2007.  During the nine months ended December 31 2006, the Company recorded charges of $12.0 million related to the acquisition of the tantalum business of EPCOS AG (“EPCOS”) which are included in SG&A expenses on the Consolidated Statements of Operations.   As of March 31, 2007, all integration costs associated with the tantalum business of EPCOS have been incurred.

Impact of SFAS No. 123(R) “Share-Based Payment” — In fiscal year 2007, the Company implemented SFAS No. 123(R) “Share-Based Payment.” Charges related to SFAS No. 123(R) following the year of implementation are not included in Special Charges and are therefore omitted from the table.  To enhance comparability, however, current period charges related to SFAS No. 123(R) are included in the following narrative.  During the nine month periods ended December 31, 2007, and December 31, 2006, the Company recognized charges of $4.5 million and $5.5 million, respectively, related to the cost recognition of issued stock options.

Operating Income/(Loss)

Operating income for the nine months ended December 31, 2007, was $7.9 million, compared to an operating income of $8.7 million for the nine months ended December 31, 2006. The decrease in operating income was primarily due to higher costs of sales, SG&A expenses, R&D expenses, restructuring charges, partially offset by higher sales volume.  Each of these is discussed above.

Other (Income)/Expense

Interest income was higher in the nine months ended December 31, 2007 versus the comparable period in the prior year primarily due to the Company’s higher overall cash position created by the Company’s newly issued convertible debt offering in November 2006.  This also increased the amount of interest expense recorded during the nine month period ended December 31, 2007 as compared to the previous year.  Furthermore, additional interest expense was incurred in connection with the acquired debt of the Film and Electrolytic Business Group.  Other (income)/expense increased in the nine months ended December 31, 2007 versus the comparable period of the preceding year due primarily to a foreign currency transaction gain in the nine month period ended December 31, 2007.

Income Taxes

Income tax expense totaled $4.2 million for the nine months ended December 31, 2007, compared to an income tax expense of $1.6 million for the nine months ended December 31, 2006.  The net income tax expense is comprised of a $2.5 million income tax benefit from the recognition of credits due to a change in Texas tax law, a $1.1 million income tax benefit from U.S. competent authority relief on a transfer pricing adjustment, a $0.8 million benefit from the settlement of foreign tax issues, a $2.2 million expense related to tax law changes in Mexico and Germany, a $3.0 million expense related to fixed asset write offs in Germany, a $3.0 million expense related to foreign operations, and minor federal and state income tax expense.

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

Business Groups Comparison of Three-Month Period Ended December 31, 2007, with the Three-Month Period Ended December 31, 2006

Tantalum Business Group

The following presents the summarized results of the Tantalum Business Group (dollars in millions):

	Three months ended December 31,
	2007	2006
Net sales	$102.9	$104.2
Operating income/(loss)	$(0.4)	$3.9

Net sales

Unit sales volumes for the three months ended December 31, 2007 were up 34.0% as compared to the same period last year.  Average selling prices decreased 6.6% for the December 31, 2007 quarter versus the December 31, 2006 quarter. Volumes for tantalum products continue to be very strong in Asia, representing 43.6% of total net sales.

Operating income/(loss)

Operating income/(loss) was unfavorably impacted by the decrease in average selling price and increases in restructuring charges in third fiscal quarter 2007 versus third fiscal quarter 2006.  As previously stated, SG&A expenses are allocated to the business groups.  The explanations for changes in those costs can be found above.

Ceramic Business Group

The following presents the summarized results of the Ceramic Business Group (dollars in millions):

	Three months ended December 31,
	2007	2006
Net sales	$53.7	$61.3
Operating income/(loss)	$(1.2)	$2.3

Net sales

Unit sales volumes for the three months ended December 31, 2007 increased 12.5% as compared to the same period last year.  Average selling prices decreased 22.2% from the quarter ended December 31, 2007 as compared to the same quarter last year due to changes in product mix and price erosion.

Operating income/(loss)

The Ceramic Business Group incurred a loss during the three months ended December 31, 2007 as compared to operating income in the same period in the prior year, due to lower sales, and a change in product mix resulting in lower average selling prices.  As previously stated, SG&A expenses are allocated to the business groups.  The explanations for changes in those costs can be found above.

Film and Electrolytic Business Group

As previously discussed, the Company acquired Evox Rifa in April 2007 and Arcotronics in October 2007.  In conjunction with these acquisitions, the Company determined that the new businesses were a separate segment and accordingly, is presenting the results for the three months ended December 31, 2007.  Comparative numbers are not shown; however, the Company did prepare pro-forma information in the notes to the financial statements.

The following presents the summarized results of the Film and Electrolytic Business Group (dollars in millions):

	Three months ended December 31,
	2007	2006
Net sales	$72.1	$—
Operating income/(loss)	$(0.02)	$—

 Business Groups Comparison of Nine-Month Period Ended December 31, 2007, with the Nine-Month Period Ended December 31, 2006

Tantalum Business Group

The following presents the summarized results of the Tantalum Business Group (dollars in millions):

	Nine months ended December 31,
	2007	2006
Net sales	$316.5	$324.4
Operating income/(loss)	$8.2	$7.3

Net sales

Unit sales volumes for the nine months ended December 31, 2007 were up 5.7% as compared to the same period last year.  Average selling prices decreased 6.6% for the nine months ended December 31, 2007 versus the nine months ended December 31, 2006. Volumes for tantalum products continue to be very strong in Asia, representing 43.4% of total net sales.

Operating income/(loss)

Operating income was favorably impacted by improvements in material costs and lower restructuring charges in third fiscal quarter 2007 versus third fiscal quarter 2006.  As previously stated, SG&A expenses are allocated to the business units.  The explanations for changes in those costs can be found above.

Ceramic Business Group

The following presents the summarized results of the Ceramic business group (dollars in millions):

	Nine months ended December 31,
	2007	2006
Net sales	$167.7	$177.3
Operating income/(loss)	$(2.8)	$1.4

Net sales

Unit sales volumes for the nine months ended December 31, 2007 increased 0.7% as compared to the same period last year.  Average selling prices decreased 6.1% from the nine months ended December 31, 2007 as compared to the same nine month period last year.

Operating income/(loss)

Operating loss was higher in the nine months ended December 31, 2007, as compared to the same period in 2006 due to changes in product mix resulting in lower average selling prices.  As previously stated, SG&A expenses are allocated to the business groups.  The explanations for changes in those expenses can be found above.

Film and Electrolytic Business Group

As previously discussed, the Company acquired Evox Rifa in April 2007 and Arcotronics in October 2007.  In conjunction with these acquisitions, the Company determined that the new businesses were a separate segment and accordingly, is presenting the results for the nine months ended December 31, 2007.  Comparative numbers are not shown; however, the Company did prepare pro-forma information in the notes to the financial statements.

The following presents the summarized results of the Film and Electrolytic Business Group (dollars in millions):

	Nine months ended December 31,
	2007	2006
Net sales	$124.7	$—
Operating income/(loss)	$2.5	$—

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company intends to satisfy its liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations. The overall decrease in liquidity is primarily due to the aforementioned acquisitions of Evox Rifa and Arcotronics. Additional information regarding these acquisitions may be obtained from Note 13 to the notes to consolidated financial statements in this document.

Cash from Operating Activities

Cash flows from operating activities for the nine months ended December 31, 2007, provided $10.2 million as compared to $21.9 million in the same period of the prior year. The current period cash generated from operations was primarily due to net income of $2.9 million, non-cash depreciation and amortization of $38.1 million, and non-cash charges relating to stock-based compensation expense of $4.5 million.  Offsetting these increases in operating cash were decreases in accounts payable and accrued expenses, net of the effects of the acquisitions.

Cash from Investing Activities

Cash flows from investing activities for the nine months ended December 31, 2007, used $53.1 million compared to using $104.3 million in the same period of the prior year. The Company used $70.6 million in cash to complete the purchase of Evox Rifa and Arcotronics. In addition, the Company had capital expenditures of $36.5 million.  Offsetting these decreases in investing activities were proceeds of $46.1 million from the sale of long-term investments, and proceeds from the sale of the Arcotronics Fuel Cell business unit of $5.8 million.

Cash from Financing Activities

Cash flows from financing activities for the nine months ended December 31, 2007, used $28.6 million as compared to $127.1 million provided in the same period in the prior year. This decrease in cash is due to the payment of Arcotronics debt subsequent to the acquisition, the annual $20 million principal payment associated with the Company’s Senior Notes, and the repayment of $11.7 million of the acquired Evox Rifa debt. The Company continued to be in compliance with the covenants under its Senior Note agreement as of the most recent reporting period.

The Company’s principal source of net operating cash is from the sale of capacitors. Management believes cash generated from operations together with available cash and investments provides the Company the financial resources needed to meet general business requirements for the next twelve months, including capital expenditures and working capital requirements.

Commitments

As of December 31, 2007, the Company had contractual obligations in the form of non-cancelable operating leases, and debt, including interest payments, as follows (dollars in thousands):

	Fiscal years ended March 31,
	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$627	$2,223	$1,449	$857	$347	$562	$6,065
Debt	2,027	102,569	93,037	23,940	1,997	179,924	403,494
Interest payments	4,374	15,128	6,267	4,417	4,031	57,833	92,050
	$7,028	$119,920	$100,753	$29,214	$6,375	$238,319	$501,609

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN No. 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. On April 1, 2007, the Company adopted FIN No. 48. As a result of the adoption, the Company recorded a $3.7 million increase to the opening retained earnings balance and a $0.5 million reduction of goodwill. These adjustments represent the cumulative effect of adoption on prior periods. For additional information regarding these adjustments, refer to Note 8, Income Taxes to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that SFAS No. 157 will have on its 2009 consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk disclosure included in the Company’s fiscal year ended March 31, 2007, Form 10-K, Part II, Item 7 A, is still applicable and updated through December 31, 2007.

ITEM 4. Controls and Procedures

(a). The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, which is the end of the period covered by this report.

(b). During the third quarter of fiscal year 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Presently three suppliers process tantalum ore into capacitor-grade tantalum powder. Our management believes that the tantalum we require has generally been available in sufficient quantities to meet our requirements and that there are a sufficient number of tantalum processors relative to foreseeable demand. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that we may not be able to pass on to our customers. In fiscal year 2001, for instance, the increase in demand for tantalum capacitors led to tight supplies of tantalum raw material and some tantalum powders resulting in prices increasing from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. The average price of tantalum raw material at December 31, 2007 was over $180 per pound.

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

(2) - The Board of Directors has previously authorized programs to purchase up to 11.3 million of its common stock on the open market.  Through December 31, 2007, the Company had made purchases of 5.4 million shares for $63.6 million.  The deemed purchase price for these shares is identical to the deemed issue price for these shares on the date of their original grant.  On February 1, 2008, the Company announced that it is reactivating its share buyback program. Under the terms of the approval by its Board of Directors, the Company is authorized to repurchase up to 5.9 million shares of its common stock representing approximately 7.0 % of its outstanding shares.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The results of the Company’s 2007 Annual Meeting of Stockholders were reported on in the Company’s Current Report on Form 8-K dated July 30, 2007.

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

Date: February 14, 2008

KEMET Corporation

/s/ DAVID E. GABLE
David E. Gable
Executive Vice President and Chief Financial Officer