Form 10-K
period 2008-03-31
KEMET CORP
filed 2008-06-16
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-20289

KEMET Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-0923789 (I.R.S. Employer Identification No.)
2835 KEMET Way, Simpsonville, South Carolina (Address of principal executive offices)	29681 (Zip Code)

        Registrant's telephone number, including area code: (864) 963-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value (Title of class)	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

        Aggregate market value of voting common stock held by non-affiliates of the registrant as of September 28, 2007, computed by reference to the closing sale price of the registrant's common stock was approximately $617,215,000.

        Number of shares of each class of common stock outstanding as of June 11, 2008: common stock, $0.01 par value 80,304,725

DOCUMENTS INCORPORATED BY REFERENCE

        1.     Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held July 30, 2008 are incorporated by reference in Part III, and Part IV of this report.

PART I

ITEM 1.    BUSINESS

General

        KEMET Corporation, which together with its subsidiaries is referred to herein as "KEMET" or the "Company," is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors ("MLCC"), film capacitors, electrolytic capacitors, paper capacitors, and solid aluminum capacitors. For the fiscal year ended March 31, 2008 ("fiscal year 2008"), KEMET generated net sales of $850.1 million, up 29.1% from $658.7 million in fiscal year 2007.

        Since its divestiture from Union Carbide Corporation ("UCC") in December 1990, KEMET's business strategy is to be the preferred capacitor supplier to the world's most successful electronics original equipment manufacturers, Electronics Manufacturing Services providers, and electronics distributors. The Company's customers are global in nature and include leaders in both the design and manufacture of electronic devices and equipment. KEMET's primary channel for reaching these customers is a direct, salaried sales force strategically located around the world.

Background of Company

        KEMET's operations began in 1919 as a business of UCC to manufacture component parts for vacuum tubes. In the 1950s, Bell Laboratories invented solid-state transistors along with tantalum capacitors and other passive components necessary for their operation. As vacuum tubes were gradually replaced by transistors, the Company changed its manufacturing focus from vacuum tube parts to tantalum capacitors. The Company entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, the Company was the United States' market leader in tantalum capacitors. In 1969, the Company began production of ceramic capacitors as one of approximately 35 United States manufacturers. In fiscal year 2008, the Company acquired Evox Rifa Group Oyj ("Evox Rifa") and Arcotronics Italia S.p.A. ("Arcotronics") and as a result entered into the production of film, electrolytic and paper capacitors. In fiscal year 2008, the Company became the market leader in paper capacitors.

        The Company is a Delaware corporation and was formed in 1990 by certain members of the Company's management at the time, Citicorp Venture Capital, Ltd., and other investors that acquired the outstanding common stock of KEMET Electronics Corporation from UCC.

Stock Purchases

        The Board of Directors has previously authorized a share buyback program to purchase up to 11.3 million shares of its common stock on the open market. On February 1, 2008, the Company announced that it was reactivating its share buyback program. Under the terms of the approval by its Board, the Company is authorized to repurchase up to 5.9 million shares of its common stock. Through March 31, 2008, the Company purchased 3.7 million shares for $18.2 million. At March 31, 2008, the Company held 7.9 million shares of treasury stock at a cost of $61.2 million.

Outstanding Debt

        In May 1998, the Company sold $100.0 million of its 6.66% Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998. These Senior Notes have a final maturity date of May 4, 2010, with required annual principal payments of $20.0 million which began on May 4, 2006. The outstanding balance at March 31, 2008 was $60.0 million.

        In November 2006, the Company sold $175.0 million of its 2.25% Convertible Senior Notes pursuant to the terms of an Indenture dated November 1, 2006. These Convertible Senior Notes have a final maturity date of November 15, 2026 unless earlier redeemed, repurchased or converted. These Convertible Senior Notes have semi-annual interest payments of $2.0 million. The outstanding balance at March 31, 2008 was $175.0 million.

        In October 2007, in connection with the completion of the acquisition of Arcotronics, the Company entered into a Senior Facility Agreement ("Credit Agreement-A") with UniCredit Banca d'Impresa S.p.A. ("UniCredit") for EUR 47.0 million ($66.8 million) at a floating rate equal to the three month EURIBOR plus 120 basis points. Credit Agreement-A has a final maturity date of April 9, 2009, with the full principal balance payable at maturity. The outstanding balance at March 31, 2008 was $74.3 million.

        In December 2007, in connection with the refinancing of certain third party indebtedness obtained as part of the acquisition of Arcotronics, the Company entered into a Senior Facility Agreement ("Credit Agreement-B") with UniCredit for EUR 50.0 million ($72.0 million) at a floating rate equal to the three month EURIBOR plus 175 basis points. Credit Agreement-B has a final maturity date of December 31, 2008, with the full principal balance payable at maturity. The outstanding balance at March 31, 2008 was $79.1 million.

The Capacitor Industry

        Because capacitors are a fundamental component of most electronic circuits, demand for capacitors tends to reflect the general demand for electronic products, which, though cyclical, has continued to grow. Growth in the electronics market and the resulting growth in demand for capacitors were fueled by:

  •
  The development of new products and applications, such as smart phones, mobile personal computers, global positioning devices, alternative/renewable energy systems, hybrid transportation systems and electronic controls for engines and industrial machinery;

  •
  The increase in the electronic content of existing products, such as home appliances, medical equipment, and automobiles; and

  •
  The enhanced functionality and complexity of electronic devices that use state-of-the-art microprocessors.

Capacitors

        Capacitors are electronic components consisting of conducting materials separated by a dielectric, or insulating material, which allows a capacitor to act as a filtering or an energy storage/delivery device. KEMET manufactures a full line of capacitors, including tantalum, multilayer ceramic, film, paper, and aluminum (both wet electrolytic and solid polymer). KEMET manufactures these types of capacitors in many different sizes and configurations. These configurations include surface-mount capacitors, which are attached directly to the circuit board without lead wires, leaded capacitors, which are attached to the circuit board using lead wires, and other attachment methods such as screw terminal and snap-in.

        The choice of capacitor dielectric is driven by the engineering specifications and the application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, size, and cost. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Generally, ceramic capacitors are more cost-effective at lower capacitance values, tantalum capacitors are more cost-effective at higher capacitance values, and solid aluminum capacitors can be more effective in special applications. Film, paper and electrolytic capacitors can also be used to support integrated circuits; however, a significant area of usage is the field of power electronics to provide energy for applications such as start motors, power factor correction, pulse power, EMI filtering and safety.

        Management believes that sales of surface-mount capacitors, including multilayer ceramic, tantalum, film, paper, electrolytic and solid aluminum capacitors will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets, because technological breakthroughs in electronics are regularly expanding the number and type of applications for these products. Management also believes that sales of film, paper and electrolytic capacitors will continue to grow, driven by growth in industrial power applications, hybrid electric vehicles, overall automotive electronics, as well as other electronic equipment.

Strategy

        KEMET has used its position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of its customers. Key elements of the Company's strategy are centered around five themes (the "Themes"). These Themes are the foundation and focus areas of KEMET's strategy.

  1.
  The math must work.    KEMET believes that in order to effectively serve its customers, which in turn will result in serving its shareholders, partners, and employees, it must be a profitable organization. Accordingly, KEMET's strategies and business decisions must be grounded with focus on the financial impact of a particular decision or strategy. The financial impact must consider both long-term results as well as short-term results. Investment of KEMET's resources (both capital and human) will be influenced by the Theme, The math must work.

  2.
  Hear the customer and be responsive.    KEMET believes the Company's growth and profitability will be influenced based on its ability to capture and employ the Voice of the Customer. As customer needs and priorities change and evolve, KEMET's focus is to be ever attentive to the customers and quickly adapt to their needs and requirements. Maintaining and expanding KEMET's existing relationships with customers is considered key to its success. KEMET seeks to continue serving both leading and emerging electronics companies around the globe through its distributor network and its direct sales force. Customers around the globe are demanding increased levels of service to provide ease of ordering, just-in-time delivery to multiple sites, flexible scheduling, computerized paperless purchasing, specialized packaging, and a full breadth of leading edge capacitance product offerings. The KEMET service model and product offering will continue to evolve, positioning the Company to capture a larger portion of OEM and EMS capacitance requirements.

  3.
  Light the fire—show you care.    KEMET believes that a positive, serving attitude of its employees is a key strategy that will add to its growth. Maintaining and expanding the customer base will be influenced by being responsive to its customers' needs and requirements. By showing the customers that they are valued and that their satisfaction is the number one priority, customer loyalty will be enhanced.

  4.
  Build what the customer wants—in the meantime sell what we have.    Customers' needs are constantly evolving. Customers' preferred suppliers will provide products that fill their current and future product needs. KEMET recognizes the importance of providing products that fill the customers' unique requirements. KEMET manufactures a full line of products with different specifications in order to respond to the needs of its customers. During fiscal year 2008, the Company shipped approximately 44.0 billion capacitors of various types, with types being distinguished by dielectric material, configuration, encapsulation, capacitance level and tolerance, performance characteristics, marking, and packaging.

  5.
  Become The Capacitance Company.    Customers prefer to be able to satisfy their varied capacitor product needs through one supplier. This procurement approach provides the customer with a number of benefits—greater volume of products usually results in buying power and reduced prices, less administrative expenses, more flexibility, and more customer service. In order to capitalize on this desire by the customer, KEMET is focused on being considered The Capacitance Company by its customers—the supplier of choice for all capacitance needs. KEMET currently is a provider of tantalum capacitors, ceramic capacitors, film capacitors, electrolytic capacitors, paper capacitors and solid aluminum capacitors. High-frequency electronics are evolving very rapidly. There are significant differences between the functional characteristics and the cost of tantalum, ceramic, film, electrolytic, paper and solid aluminum capacitors. Electronics designers choose from among these capacitor technologies based on the functional and cost requirements of specific applications. Most of KEMET's competitors focus on one or at most two of these technologies. KEMET has the most complete line of capacitor technologies across these primary capacitor types. KEMET has expanded its product line, as well as its capacity, through acquisitions that it considers strategic. In April 2006, KEMET acquired the tantalum business unit of EPCOS AG. In April 2007, the Company acquired Evox Rifa. In October 2007, the Company acquired Arcotronics. These acquisitions provide KEMET with access to new markets and new customers, notably in the European industrial, automotive and telecommunications industries.

        In addition to the five Themes, KEMET has established eight priorities (the "Priorities") as primary areas of focus. These Priorities are:

  1.
  Flatten the organization—and continually build an effective and lean organization.    KEMET believes that a flat organization (fewer levels of management) is a more effective and more customer responsive organization. KEMET has attempted to establish an organization structure with this in mind. The Company is organized into three distinct business groups: Tantalum Business Group, Ceramic Business Group, and Film and Electrolytic Business Group. Each of these business groups is responsible for its entire operations including sales, manufacturing, and research and development efforts. In addition, the Company implemented regional sales units to provide better customer responsiveness. The regional sales units are broken down by geographic region: the Americas, Asia, and Europe. KEMET believes that this structure brings decision ownership and accountability to the proper level within the organization—the person closest to the customer that has the knowledge and authority to make the best and quickest decisions for the Company. This structure has been established with shared goals and objectives, and provides incentives and rewards based on shared success.

  2.
  Leverage technology—deliver what the customer wants, focus on speed-to-market, and do it right the first time.    The capacitor industry serves the dynamic electronics marketplace. The electronics marketplace is continually under pressure to improve product functionality, decrease size, increase speed, and decrease cost, among other market pressures. KEMET attempts to serve this market with a focus on these needs—provide what the customer wants, do it in a timely manner, and do it right the first time. The Company attempts to understand the customers' needs by staying close to the research and development facilities of its customers. KEMET has an Advanced Technology Group, Field Application Engineers, Segment Directors and a Product Management organization which work in concert, as one of their primary functions, to understand the customers' technical needs and plans, and convey that information to KEMET's technology organization so that KEMET provides what the customers want, in the time period they want it. In fiscal year 2008, the Company released over 15,888 new products, 166 of which were first to market (which is a product not currently supplied by any competitor).

  3.
  Quality and Reliability must be a given in the minds of the Company's customers.    KEMET is a leader in an industry in which customers require high quality standards and exacting product specifications. The Company has built its brand reputation on continuous improvements and a company-wide commitment to quality products and services. Ranked best in class by independent surveys and recognized by numerous customer awards, KEMET strives to exceed customer expectations to achieve preferred supplier status. The Company continues to utilize Lean Practices and Six Sigma methods to drive towards zero defects while increasing process speed and eliminating non-value added activities. KEMET was the recipient of The Shingo Prize for Excellence in Manufacturing Business for its manufacturing facilities in Matamoros and Ciudad Victoria, Mexico. Only six award recipients were selected for 2008, and KEMET represents two of those six.

  4.
  Short work-in-process ("WIP") and one roof strategy.    KEMET believes that to be an efficient manufacturer and to build products cost effectively, it must optimize the use of manufacturing space and capital. Minimizing WIP improves both areas by reducing the amount of floor space required to store this inventory, and by reducing the cost to the Company to finance this inventory. KEMET has made it a priority to focus on minimizing WIP in order to obtain the benefits mentioned. Additionally, KEMET believes that building the product, from start to finish, under one roof (in one factory) improves efficiency, reduces material handling, and also minimizes WIP.

  5.
  Build product in low cost locations worldwide.    KEMET's customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component manufacturers. The Company believes that it has achieved a strong position as an overall low-cost producer of capacitors. To maintain this position, it is constantly seeking to reduce material and labor costs, develop cost-efficient manufacturing equipment and processes, and design manufacturing plants for efficient production. KEMET believes that manufacturing in low-cost areas is a key component of its manufacturing strategy. KEMET has manufacturing facilities in North America, Europe and Asia. In July 2003, the Company announced a reorganization of its operations to relocate production facilities from the United States to low-cost locations in Mexico and China. A production facility opened in Suzhou, China, in October 2003, and a second facility opened in Suzhou in May 2005. In the fourth quarter of fiscal year 2008, the Company began site preparation for a third manufacturing facility in Suzhou to manufacture aluminum polymer products. KEMET also believes that building product close to the customer that will use the product is critical. Customers want to have their supply provider in close proximity to their manufacturing facilities. This closeness gives them a shorter lead-time, from ordering to receipt, and improves their just-in-time planning.

  6.
  The people at the front lines call the shots.    KEMET believes that to be responsive to customer demands and needs it is best to have the people that are closest to the customer, the people at the front line, that have the knowledge and ability to make the correct decisions that support the customer, have the authority and responsibility to make those decisions.

  7.
  Brand KEMET globally.    KEMET believes its reputation as a high quality, high reliability product supplier which provides superior customer service and low cost products is part of the KEMET brand. KEMET feels that its brand has value which results in repeat business. Accordingly, KEMET has established marketing its brand as a priority.

  8.
  Easy-To-Buy-From ("ETBF").    KEMET believes that it is a market leader in reliable and timely delivery of capacitor products. As most customers have moved to just-in-time inventory management, the timeliness and reliability of shipments by their suppliers have become increasingly important. The Company has designed its manufacturing facilities and ETBF order entry system to respond quickly to customer needs. KEMET's order entry system provides on-line pricing, scheduled delivery dates, and accurate inventory information; and it provides a direct link between the Company and its major distributors.

Markets and Customers

        KEMET's products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer, industrial and aerospace industries. KEMET also sells its products to EMS providers, which also serve OEMs in these industries. TTI accounted for over 10% of the Company's net sales in fiscal year 2008, and Arrow and TTI accounted for over 10% of the Company's net sales for fiscal years 2007 and 2006. The loss of TTI as a customer would have a material adverse effect on the Company's financial results. The Company's top 50 customers accounted for 90.7% of the Company's net sales during fiscal year 2008.

        The following table presents an overview of the diverse industries that incorporate the Company's capacitors into their products and the general nature of those products.

Industry	Products
Automotive	Audio systems, power train electronics, instrumentation, airbag systems, anti-lock braking systems, electronic engine controls, air conditioning controls, and security systems
Business Equipment	Copiers, point-of-sale terminals, and fax machines
Communications	Cellular phones, telephones, switching equipment, relays, base stations, and wireless infrastructure
Computer-related	Personal computers, workstations, mainframes, computer peripheral equipment, power supplies, disk drives, printers, and local area networks
Industrial	Electronic controls, measurement equipment, instrumentation, and medical electronics
Consumer	DVD players, MP3 players, and game consoles
Military/Aerospace	Avionics, radar, guidance systems, and satellite communications

        KEMET produces a small percentage of its capacitors under military specification standards sold for both military and commercial uses. The Company does not sell any of its capacitors directly to the United States government. Certain of the Company's customers purchase capacitors for products in the military and aerospace industries.

        It is impracticable to report revenues from external customers for each of the above noted products primarily due to approximately 50% of the Company's external sales are sold to electronic distributors.

Sales and Distribution

        KEMET's domestic sales, and most of its international sales, are made primarily through the Company's direct sales and customer service employees. The Americas sales staff is organized into four regions supported by field offices. A substantial majority of the Company's international sales are made through regional offices in Europe, Asia, Canada, Mexico, and Brazil. The Company also has independent sales representatives located in South Korea, Puerto Rico, and the United States.

        KEMET markets and sells its products in its major markets primarily through a direct sales force. In addition, KEMET uses independent commissioned representatives. The Company believes its direct sales force creates a distinctive competence in the marketplace and has established strong relationships with its customers. With a global sales organization that is customer-based, KEMET's direct sales personnel from around the world serve on KEMET Global Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer.

        Electronics distributors are an important distribution channel in the electronics industry and accounted for 47.6%, 53.8%, and 58.0% of the Company's net sales in fiscal years 2008, 2007 and 2006, respectively. In fiscal years 2008, TTI accounted for more than 10% of net sales. In fiscal years 2007 and 2006, Arrow Electronics and TTI accounted for more than 10% of net sales.

        The Company's distributor policy includes a price protection program which protects the value of the distributors' inventory in the event the Company reduces its published selling price to distributors. This program allows the distributor to debit the Company for the difference between KEMET's list price and the lower authorized price for specific parts. The Company establishes price protection reserves on specific parts residing in distributors' inventories in the period that the price protection is formally authorized by the Company's management.

        The Company's distributor policy also includes a "ship-from-stock and debit" ("SFSD") program which provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET's list price and the lower authorized price for that specific transaction. The Company establishes reserves for its SFSD program based primarily on certain distributors' actual inventory levels comprising 91% to 95% of the total global distributor inventory. The remaining 5% to 9% is estimated based on actual distributor inventory and current sales trends. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date. Should the distributors increase inventory levels, the estimation of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount. However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

Sales by Geography

        In fiscal year 2008, total net sales by region were as follows: North America and South America ("Americas") sales were 27.5%, Asia and Pacific Rim ("APAC") sales were 36.2%, and Europe, Middle East and Africa ("EMEA") sales were 36.3%. Although management believes that the Company is able to provide a level of delivery and service that is competitive with local suppliers, the Company's capacitor market shares in Asian and European markets tend to be significantly lower than in the United States because certain international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of the Company's international sales are made to foreign operations of United States manufacturers.

Inventory and Backlog

        Although the Company manufactures and inventories standardized products, a portion of its products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, cancellations have not historically been significant.

        The backlog of outstanding orders for the Company's products was $94.0 million and $84.0 million at March 31, 2008, and 2007, respectively. The current backlog is expected to be filled during the first quarter of fiscal year 2009. Most of the orders in the Company's backlog may be cancelled by its customers, in whole or in part, although some may be subject to penalty.

Competition

        The market for capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs, and few import barriers. Competitive factors that influence the market for the Company's products include product quality, customer service, technical innovation, pricing, and timely delivery. The Company believes that it competes favorably on the basis of each of these factors.

        The Company's major global competitors include AVX Corporation, EPCOS AG, Matsushita Electric Industrial Company, Ltd. (Panasonic), Murata Manufacturing Co., Ltd., NEC TOKIN Corporation, Sanyo Electric Co., Ltd., TDK Corporation, Taiyo Yuden Co., Ltd., WIMA GmbH & Co., KG and Vishay Intertechnology, Inc. These competitors, among others, cover the breadth of the Company's capacitor offerings.

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

        Tantalum is used in the manufacture of tantalum capacitors. Management believes tantalum has generally been available in sufficient quantities. The average price of tantalum raw material at March 31, 2008 was over $175 per pound.

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

Patents and Trademarks

        At March 31, 2008, the Company held 79 United States and 19 foreign patents and 7 United States and 70 foreign trademarks. The Company believes that the success of its business is not materially dependent on the existence or duration of any patent, license, or trademark other than the trademarks "KEMET" and "KEMET Charged". The Company's engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance the Company's manufacturing facilities and reduce costs.

Research and Development

        Research and development expenses were $35.7 million for fiscal year 2008, $33.4 million for fiscal year 2007 and $26.0 million for fiscal year 2006. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of the Company's products and manufacturing processes have been designed and developed by Company engineers. The Company continues to invest in new technology to improve product performance and production efficiencies.

Segment Reporting

        KEMET is organized into three distinct business groups: the Tantalum Business Group ("Tantalum"), Ceramic Business Group ("Ceramic") and Film and Electrolytic Business Group ("Film and Electrolytic"). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups based on the business groups' respective manufacturing costs (see Note 7 to consolidated financial statements).

Environmental

        The Company is subject to various North American, European, and Asian federal, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals used and generated in manufacturing electronic components. Based on the annual costs incurred by the Company over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect on the Company's capital expenditures, earnings, or competitive position. The Company believes, however, that it is reasonably likely that the trend in environmental litigation, laws, and regulations will continue to be toward stricter standards. Such changes in the law and regulations may require the Company to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on the Company's financial condition. See "Legal Proceedings" for a discussion of certain other environmental matters.

Employees

        KEMET has 11,600 employees, of whom 700 are located in the United States, 5,800 are located in Mexico, 2,400 in Asia and 2,700 in Europe. The Company believes that its future success will depend in part on its ability to recruit, retain, and motivate qualified personnel at all levels of the Company. The Company has 4,800 hourly employees in Mexico who are represented by labor unions as required by Mexican law. In addition, the Company has represented by labor unions 400 employees in Portugal, 600 employees in Italy and 300 employees in Bulgaria. The Company has not experienced any major work stoppages and considers its relations with its employees to be good. The Company's labor costs in Mexico, China, Indonesia, and various locations in Europe are denominated in the local currencies, and a significant depreciation of the United States dollar against the local currencies would increase the Company's labor costs.

Securities Exchange Act of 1934 Reports

        The Company maintains an Internet website at the following address: http://www.kemet.com. KEMET makes available on or through its Internet website certain reports and amendments to those reports that are filed with the SEC in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. This information is available on the Company's website free of charge as soon as reasonably practicable after KEMET electronically files the information with, or furnishes it to, the SEC.

Code of Business Integrity and Ethics

        The Company maintains a Code of Business Integrity and Ethics (the "Code"). The Company's website includes a copy of the Code, and it can be downloaded free of charge at http://www.kemet.com.

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

        The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, KEMET's actual results and could cause KEMET's actual consolidated results for the first quarter of fiscal year 2009 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

        Cyclical changes in the electronics industry could result in significant fluctuations in demand for the Company's products, reducing the Company's profitability.

        The Company's products are used in the electronics industry, which is a highly cyclical industry. The demand for capacitors tends to reflect the demand for products in the electronics market. Customers' requirements for the Company's capacitors fluctuate as a result of changes in general economic activity and other factors that affect the demand for their products. During periods of increasing demand for their products, they typically seek to increase their inventory of the Company's products to avoid production bottlenecks. When demand for their products peaks and begins to decline, they may rapidly decrease orders for the Company's products while they use up accumulated inventory. Business cycles vary somewhat in different geographical regions, such as Asia, and within customer industries. The Company is also vulnerable to general economic events beyond the Company's control and the Company's sales and profits may suffer in periods of weak demand.

        The Company must consistently reduce the total costs products to combat the impact of downward price trends.

        The Company's industry is intensely competitive and prices for existing products tend to decrease steadily over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of using the Company's parts. To remain competitive, the Company must achieve continuous cost reductions through process and product improvements.

        The Company must also be in a position to minimize its customers' shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. The Company's growth and the profit margins of the Company's products will suffer if the Company's competitors are more successful in reducing the total cost to customers of their products than the Company. The Company must also continue to introduce new products that offer performance advantages over the Company's existing products and can thereby achieve premium prices, offsetting the price declines in the Company's older products.

        An increase in the cost of the Company's principal raw materials could adversely affect profitability.

        The principal raw materials used in the manufacture of the Company's products are tantalum powder, palladium and silver. These materials are considered commodities and are subject to price volatility. Tantalum powder is primarily purchased under annual contracts, while palladium and silver are primarily purchased on the spot and forward markets, depending on market conditions. For example, if the Company believes that prices are likely to rise, the Company may purchase a significant amount of the Company's annual requirements on a forward delivery basis. While the financial impact of these decisions are short-term in nature given that the Company is not currently party to any long-term supply agreements, they could impact the Company's financial performance from period to period given that the Company does not hedge any of the Company's raw material exposure and the Company is not likely to be able to pass on to the Company's customers any fluctuations in the Company's raw material costs. Additionally, any delays in obtaining raw materials for the Company's products could hinder the Company's ability to manufacture the Company's products, negatively impacting the Company's competitive position and the Company's relationships with the Company's customers.

        Presently three suppliers process tantalum ore into capacitor-grade tantalum powder. The Company's management believes the tantalum its operations require is generally available in sufficient quantities to meet the Company's requirements and that there are a sufficient number of tantalum processors relative to foreseeable demand. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that the Company may not be able to pass on to its customers. In fiscal year 2001, for instance, the increase in demand for tantalum capacitors led to tight supplies of tantalum raw material and some tantalum powders resulting in prices increasing from under $50 per pound early in calendar 2000 to over $300 per pound in calendar 2001. The average price of tantalum raw material at March 31, 2008 was over $175 per pound.

        Palladium is presently found primarily in South Africa and Russia. Although the palladium the Company requires has generally been available in sufficient quantities, the limited number of palladium suppliers could lead to significant price fluctuations. For instance, in fiscal year 2001 the price of palladium fluctuated between $554 and $1,090 per troy ounce. Such price increases and the Company's inability to pass such increases on to the Company's customers could have an adverse effect on profitability.

        Silver has generally been available in sufficient quantities, and the Company believes there are a sufficient number of suppliers from which the Company can purchase its silver requirements. An increase in the price of silver that the Company is unable to pass on to the Company's customers, however, could have an adverse affect on the Company's profitability.

        The Company faces intense competition.

        The capacitor business is highly competitive worldwide, with low transportation costs and few import barriers. Competition is based on factors such as product quality and reliability, availability, customer service, timely delivery and price. The industry has become increasingly consolidated and globalized in recent years, and the Company's primary U.S. and non-U.S. competitors, some of which are larger than the Company, have significant financial resources. The greater financial resources of such competitors may enable them to commit larger amounts of capital in response to changing market conditions. Some competitors may also have the ability to use profits from other operations to subsidize losses sustained in their businesses with which the Company competes. Certain competitors may also develop product or service innovations that could put us at a disadvantage.

        The Company manufactures many capacitors in Europe, Mexico and Asia and future political or regulatory changes in any of these countries could adversely affect the Company's profitability.

        Although the Company has not experienced significant problems conducting operations in Europe, Mexico or Asia, the Company's international operations are subject to a number of special risks, in addition to the same risks as its domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory regimes, differences in the availability and terms of financing, political instability and potential increases in taxes. These factors could impact the Company's production capability or adversely affect the Company's results of operations or financial condition.

        The Company may not be able to successfully integrate current or future acquisitions with its operations or identify attractive acquisition opportunities in the future.

        Because the markets and industries in which the Company operates are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, the Company may not be able to integrate current or future acquisitions without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing businesses and possible inconsistencies in standards, controls and procedures. In addition, the Company may not be able to achieve the expected cost synergies from its purchase of any current or future acquisitions and the Company may incur higher than anticipated integration or restructuring costs associated with it. The Company's business strategy includes growth through select acquisitions of other businesses. However, acquisition opportunities may not be available or may not be attractively priced because of competition or other factors. In addition, the Company may be unable to fund an acquisition opportunity. Even if the Company is able to make acquisitions, it may be unable to successfully integrate such acquisitions into the Company's existing operations and operational difficulties or diminished financial performance may result or a disproportionate amount of management's attention may be diverted. Even if the Company is successful in integrating any future acquisitions, it may not derive the benefits, such as operational, cost or administrative synergies that the Company expects.

        Losing the services of the Company's executive officers or the Company's other highly qualified and experienced employees or the Company's inability to continue to attract and retain additional qualified personnel could harm the Company's business.

        The Company's success depends upon the continued contributions of the Company's executive officers and certain other employees, many of whom have many years of experience with KEMET and would be extremely difficult to replace. The Company must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in the Company's industry, and the Company may not be successful in hiring and retaining these people. If the Company lost the services of the Company's executive officers or the Company's other highly qualified and experienced employees, or cannot attract and retain other qualified personnel, the Company's business could suffer through less effective management due to loss of accumulated knowledge of the Company's business or through less successful products due to a reduced ability to design, manufacture and market the Company's products.

        Environmental laws and regulations could limit the Company's ability to operate as the Company is currently operating and could result in additional costs.

        The Company is subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. The Company uses a number of chemicals or similar substances, and generates wastes, that are classified as hazardous. The Company requires environmental permits to conduct many of the Company's operations. Violations of environmental laws and regulations could result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, the Company's chemical uses, certain of the Company's manufacturing processes, or the Company's disposal practices, could restrict the Company's ability to operate as the Company is currently operating or impose additional costs. In addition, the Company may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

        The Company must continue to develop innovative products to maintain relationships with the Company's customers and to offset potential price erosion in older products.

        While most of the fundamental technologies used in the passive components industry have been available for a long time, the market is nonetheless typified by rapid changes in product designs and technological advances allowing for better performance, smaller size and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application. The Company believes that successful innovation is critical for maintaining profitability in the face of potential erosion of selling prices for existing products and to ensure the flow of new products and robust manufacturing processes that will keep us at the forefront of the Company's customers' product designs. Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced price pressure in recent years. Developing and marketing new products requires start-up costs that may not be recouped if these products or production techniques are not successful. There are numerous risks inherent in product development, including the risks that the Company will be unable to anticipate the direction of technological change or that it will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, the Company could lose customers and experience adverse effects on the Company's results of operations.

        The Company may not achieve the expected benefits of its manufacturing relocation plan or other restructuring plans the Company has or may adopt in the future.

        In July 2003, the Company announced the Company's manufacturing relocation plan to improve the Company's position as a global leader in passive electronic technologies. Pursuant to the plan, the Company reorganized the Company's operations around the world. Several of the Company's facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. The Company has also undertaken several other restructuring actions over the last several years to reduce the Company's costs and to make the Company's operations more efficient. The Company has substantially completed the 2003 manufacturing relocation plan. The

Company has experienced significant growth through acquisitions during the past two years. As these businesses are integrated in the Company, the Company will continue to assess the optimum structure and location of the Company's manufacturing operations. In fiscal year 2009, the Company anticipates manufacturing relocation costs will be incurred as it finalizes the integration of these newly acquired businesses. To the extent the Company is unsuccessful in realizing the goals of any or all of these initiatives, the Company will not be able to achieve the Company's anticipated operating results. To the extent the Company embarks on additional restructuring or repositioning programs, such initiatives may not achieve expected benefits.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        KEMET is headquartered in Simpsonville, South Carolina, and has a total of 23 manufacturing plants located in the southeastern United States, Mexico, Europe, and Asia. The Company's existing manufacturing and assembly facilities have approximately 3.0 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

        The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under this program is afforded certain duty and tax preferences and incentives on products brought into the United States. The Company's manufacturing standards, including compliance with worker safety laws and regulations are essentially identical in the United States, Mexico, Europe and Asia. The Company's Mexican, European and Asian operations, like its United States operations, have won numerous quality, environmental and safety awards.

        Most of the Company's manufacturing and assembly facilities produce one product or a family of closely related products. Management believes that this focused approach to manufacturing allows each facility to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which leads to overall reduced manufacturing costs.

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

        As of March 31, 2008, the Company classified two idle properties as Assets held for sale. The Company has listed these manufacturing facilities in Mauldin and Fountain Inn, South Carolina with real estate brokers for sale. Accordingly, these facilities are presented on the Consolidated Balance Sheets as Assets held for sale. The assets held for sale are not included in the property listing table below.

        The following table provides certain information regarding the Company's principal facilities:

Location	Square Footage (in thousands)	Type of Interest	Description of Use
Simpsonville, South Carolina	372	Owned	Headquarters, Innovation Center and Manufacturing
Tantalum Business Group
Matamoros, Mexico(1)	280	Owned	Manufacturing
Suzhou, China(2)	270	Leased	Manufacturing
Ciudad Victoria, Mexico	259	Owned	Manufacturing
Evora, Portugal	233	Owned	Manufacturing
Ceramic Business Group
Monterrey, Mexico(2)	532	Owned	Manufacturing
Film and Electrolytic Business Group
Sasso Marconi, Italy	215	Owned	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	121	Leased	Manufacturing
Batam, Indonesia	86	Owned	Manufacturing
Kyustendil, Bulgaria	81	Owned	Manufacturing
Landsberg, Germany	81	Leased	Manufacturing
Weymouth, United Kingdom	78	Leased	Manufacturing
Vergato, Italy	78	Owned	Manufacturing
Monghidoro, Italy	71	Owned	Manufacturing
Towcester, United Kingdom	42	Leased	Manufacturing
Anting, China	38	Owned	Manufacturing
Nantong, China	30	Leased	Manufacturing
Farjestaden, Sweden	27	Leased	Manufacturing

(1)
Includes three manufacturing facilities.

(2)
Includes two manufacturing facilities.

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

        KEMET has also been named as a PRP at a hazardous waste disposal site in York County, South Carolina. The former operator of the site declared bankruptcy in 2003 and subsequently entered into a settlement agreement with the Environmental Protection Agency and the South Carolina Department of Health and Environmental Control. KEMET has established what it considers to be an appropriate reserve of $50 thousand in conjunction with the projected site clean up costs.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders of the Company during the fourth quarter ended March 31, 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Company's Common Stock is traded on the New York Stock Exchange under the symbol KEM. As required by Section 3.03A.12(a) of the NYSE listing standards, KEMET Corporation filed with the NYSE the annual certification of its Chief Executive Officer that he is not aware of any violation by the Company of the NYSE corporate governance listing standards. The Company had 23,000 stockholders on March 31, 2008, of which 280 were stockholders of record. The following table represents the high and low sale prices of the Company's Common Stock for the periods indicated:

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$9.00	$7.05	$11.45	$7.99
Second Quarter	7.79	6.46	9.21	7.49
Third Quarter	7.85	5.86	8.45	7.00
Fourth Quarter	6.70	3.96	8.37	6.89

        The Company has not declared or paid any cash dividends on its common stock since its initial public offering in October 1992. The Company does not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board and will depend upon, among other factors, the capital requirements, operating results, and financial condition of the Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources."

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/08-1/31/08	—	$—	—	5,900,000
2/1/08-2/29/08	2,963,333	4.92	2,963,333	2,936,667
3/1/08-3/31/08	755,416	4.67	755,416	2,181,251

Total	3,718,749	$4.87	3,718,749

        On February 1, 2008, the Company announced that it was reactivating its share buyback program. Under the terms of the approval by its Board, the Company was authorized to repurchase up to 5.9 million shares of its common stock.

PERFORMANCE GRAPH

        The following graph compares KEMET Corporation's cumulative total stockholder return for the past five fiscal years, beginning on April 1, 2003, with New York Stock Exchange Market Index and a peer group (the "Peer Group") comprised of certain companies which manufacture capacitors and with which KEMET Corporation generally competes. The Peer Group is comprised of AVX Corporation, Thomas & Betts Corp. and Vishay Intertechnology, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG KEMET CORPORATION,
NYSE MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON MARCH 29, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MARCH 31, 2008

ITEM 6.    SELECTED FINANCIAL DATA

        The following table summarizes the Company's selected historical consolidated financial information for each of the last five years. The selected financial information under the captions "Income Statement Data," "Per Share Data," "Balance Sheet Data," and "Other Data" shown below has been derived from the Company's audited consolidated financial statements. This table should be read in conjunction with other consolidated financial information of KEMET, including "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements, included elsewhere herein. The data set forth below may not be indicative of KEMET's future financial condition or results of operations (see "Safe Harbor Statement" in Item 1A) (amounts in thousands).

	Fiscal Years Ended March 31,
	2008(1)(4)(5)	2007(1)(2)(3)	2006(1)	2005(1)	2004(1)
Income Statement Data:
Net sales	$850,120	$658,714	$490,106	$425,338	$433,882
Operating income (loss)	(8,881)	5,864	(10,196)	(174,842)	(159,014)
Interest income	(6,061)	(6,283)	(5,640)	(6,295)	(3,847)
Interest expense	14,074	7,174	6,628	6,511	6,472
Net income (loss)	(17,593)	6,897	375	(174,094)	(111,975)
Per Share Data:
Net income (loss) per share—basic	$(0.21)	$0.08	$—	$(2.01)	$(1.30)
Net income (loss) per share—diluted	(0.21)	0.08	—	(2.01)	(1.30)
Balance Sheet Data:
Total assets	$1,251,900	$943,526	$748,318	$758,097	$971,046
Working capital	239,059	339,096	269,339	184,579	313,731
Long-term debt(3)(4)(5)	304,294	238,744	80,000	100,000	100,000
Other non-current obligations	80,130	19,587	44,139	48,951	61,623
Stockholders' equity	542,792	535,758	512,703	515,203	684,478
Other Data:
Cash flow provided by (used in) operating activities	$(20,563)	$21,933	$40,423	$(12,752)	$38,452
Capital expenditures	43,605	28,670	22,846	39,581	25,835
Research and development	35,699	33,385	25,976	26,639	24,449

(1)
Includes special charges of $37.6 million, $35.8 million, $17.3 million, $122.9 million, and $108.9 million for the fiscal years ended March 31, 2008, 2007, 2006, 2005 and 2004, respectively, which are described in Item 7 under Results of Operations.

(2)
In fiscal year 2007, the Company acquired the EPCOS tantalum business unit. See Note 16 to the consolidated financial statements.

(3)
In fiscal year 2007, the Company issued $175.0 million in Convertible Senior Notes. See Note 3 to the consolidated financial statements.

(4)
In fiscal year 2008, the Company acquired Evox Rifa on April 24, 2007 and Arcotronics on October 12, 2007. See Note 16 to the consolidated financial statements.

(5)
In fiscal year 2008, the Company entered into two Senior Facility Agreements with a bank in Italy whereby it borrowed a total of EUR 96.8 million. See Note 3 to the consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis provides information that the Company believes is useful in understanding KEMET's operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2008. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the "Safe Harbor Statement" and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

Business Overview

        KEMET is a leading manufacturer of capacitors. Capacitors are electronic components of conducting materials separated by a dielectric, or insulating material, which allows a capacitor to act as a filtering or an energy storage/delivery device. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

        KEMET is organized into three distinct business groups: Tantalum, Ceramic and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups based on the business groups' respective manufacturing costs (see Note 7 to consolidated financial statements).

        The fiscal year ended March 31, 2001 represented a cyclical peak and the Company reported record revenues and net income of $1.4 billion and $352.3 million, respectively. During such expansion periods, the Company is challenged with meeting demand while not over expanding capacity, which it may not be able to bring on line until after the expansion cycle is complete. The increase in demand requires maintaining higher raw material inventory levels at higher prices, which challenges the Company to increase inventory turnover as well as managing inventory to a reasonable level to reduce issues such as obsolescence, particularly when the expansion ends.

        The four fiscal years following fiscal year 2001 (i.e. fiscal year 2002 through fiscal year 2005) represent what the Company considers an unprecedented correction phase of the long-term growth trend. Demand decreased markedly, and the quarterly decline in ASPs was often in excess of the historical average annual decrease. During such a correction phase, the Company is challenged with aligning costs with the reduced stream of revenues. The Company must remain financially sound with sufficient financial liquidity to not only operate effectively during the correction phase but also have the financial wherewithal to react when the next expansion cycle begins. During this correction phase, the Company began a number of initiatives (see Fiscal Year 2008 Special Charges for, Fiscal Year 2007 Special Charges and Fiscal Year 2006 Special Charges under Results of Operations) to meet these challenges.

        In fiscal year 2006, the Company believes that the unprecedented correction phase concluded as evidenced by lower percentage decreases in ASPs. The Company saw ASPs actually remain flat, adjusted for product mix during the last two fiscal quarters of that year. During fiscal year 2008, the Company experienced decreasing ASPs, adjusted for product mix.

        At March 31, 2008, the Company had $87.9 million of cash and cash equivalents. KEMET intends to satisfy both its short-term and long-term liquidity requirements primarily with existing cash and cash equivalents and cash provided by operations. During fiscal year 2007, the Company issued 2.25%

Convertible Senior Notes in the amount of $175.0 million. The funds were obtained to strengthen the Company's liquidity position in the event of another downward cycle and to partially fund acquisitions during fiscal year 2008. Please refer to the discussion below under the heading "Acquisitions" for a discussion of the recent use of a portion of the Company's cash and short- and long-term investments.

Acquisitions

  Arcotronics Italia S.p.A.

        On October 12, 2007, pursuant to the terms of a Stock Purchase Agreement between KEMET Electronics Corporation, a wholly owned subsidiary of the Company, and Blue Skye (Lux) S.a r.l. ("Blue Skye"), the Company acquired 100% of Arcotronics Italia S.p.A. ("Arcotronics") from Blue Skye. The acquisition included manufacturing facilities in Sasso Marconi, Monghidoro, and Vergato, Italy; Landsberg, Germany; Towcester, United Kingdom; Kyustendil, Bulgaria; and Anting-Shanghai, China, and is included in the Film and Electrolytic Business Group.

        On October 12, 2007, the Company paid EUR 17.5 million ($24.8 million) for 100% of the outstanding share capital of Arcotronics, assumed net financial debt of EUR 98.0 million ($138.9 million), and certain other long-term liabilities of the company totaling EUR 35.1 million ($49.8 million).

        In connection with the acquisition, the Company entered into a Senior Facility Agreement with UniCredit Banca d'Impresa S.p.A ("UniCredit") whereby UniCredit agreed to lend to the Company up to EUR 47.0 million ($66.8 million). The Company used a portion of this facility to repay a portion of the outstanding indebtedness of Arcotronics, with the balance available for general corporate purposes.

  Evox Rifa Group Oyj

        On April 24, 2007, pursuant to the terms of a Combination Agreement between KEMET Electronics Corporation and Evox Rifa Group Oyj ("Evox Rifa"), the Company purchased 92.7% of Evox Rifa pursuant to a tender offer completed on April 12, 2007. Evox Rifa had 178.2 million shares outstanding at the time of the commencement of the tender offer. KEMET purchased 165.2 million shares at a price of EUR 0.12 per share or EUR 19.8 million ($27.0 million). KEMET announced at the time that it intended to acquire the remaining outstanding shares pursuant to a squeeze-out process. Following the settlement of the completion trades relating to the tender offer, Evox Rifa became a subsidiary of KEMET. In September 2007, the Company completed the squeeze-out process and accordingly purchased the remaining outstanding shares of Evox Rifa for EUR 1.8 million ($2.4 million). Additionally, and subsequent to the acquisition of Evox Rifa, KEMET purchased the remaining minority interest in Nantong Evox Rifa Electrolytics Co. Ltd. for EUR 0.3 million ($0.5 million). These additional amounts are considered part of the purchase price of the acquisition. This acquisition is also included in the Film and Electrolytic Business Group.

        In addition, pursuant to the tender offer, KEMET offered to acquire all of the outstanding loan notes under the convertible capital loan issued by Evox Rifa for consideration corresponding to the aggregate of the nominal amount per loan note of EUR 100 plus accrued interest up to and including the closing date of the tender offer. The outstanding amount of the loan notes and accrued interest at the time of the commencement of the tender offer was EUR 5.9 million ($8.1 million). Holders of 95.7% of the convertible capital loan notes issued by Evox Rifa tendered their loan notes pursuant to the tender offer and consequently, KEMET redeemed these notes as of April 24, 2007. In addition to the payment made for the shares and loan notes, KEMET assumed EUR 19.5 million ($26.6 million) in outstanding indebtedness of Evox Rifa.

  Tantalum business unit of EPCOS AG

        On April 13, 2006 the Company completed the purchase of the tantalum business unit of EPCOS for a purchase price of EUR 80.9 million ($98.4 million). The acquisition included all of the issued share capital of EPCOS-Pecas e Componentes Electronicos S.A. and certain other assets of the tantalum business unit of EPCOS, primarily in Germany. Of the EUR 80.9 million, KEMET paid in cash EUR 68.3 million ($82.7 million) and assumed certain liabilities and working capital adjustments of EUR 12.6 million. The acquisition did not include EPCOS' tantalum capacitor manufacturing facility in Heidenheim, Germany. As a result, KEMET and EPCOS entered into a manufacturing and supply agreement under which EPCOS continued to manufacture product exclusively for KEMET at the Heidenheim facility to ensure a continued supply of product to customers during the transition period. In connection with the acquisition, the Company paid $4.4 million in legal and professional fees which were capitalized as part of the purchase price. On September 29, 2006, the Company agreed upon the final purchase amount related to the April 13, 2006 closing date and accordingly received a favorable credit of EUR 3.0 million ($3.8 million). This amount reduced the Company's goodwill recorded in the transaction.

        On September 30, 2006, the transition period ended and KEMET purchased certain of the Heidenheim, Germany manufacturing assets and the research and development assets for EUR 8.2 million ($10.4 million). The Company also purchased inventories at the Heidenheim plant for EUR 1.2 million ($1.6 million). In addition, the Company assumed a pension liability of EUR 1.1 million ($1.3 million) for the Heidenheim employees. Finally, the Company incurred additional legal and audit fees relating to the acquisition of $0.5 million. The net additional purchase price was EUR 8.8 million ($11.1 million).

        Taking into account both the April 13, 2006 closing adjustment and the transition agreement on September 30, 2006, the Company purchased the tantalum business unit of EPCOS for a total purchase price of EUR 86.7 million ($105.8 million). The final cash settlement was made in October 2006.

        The Company anticipates that these acquisitions will further strengthen its global leadership position in the capacitor industry and provide greater access to the European market and its customers.

Enhanced Strategic Plan of 2003

        In July 2003, KEMET announced its Enhanced Strategic Plan ("Plan") to enhance the Company's position as a global leader in passive electronic technologies. KEMET believed that there had been profound changes in the competitive landscape of the electronics industry over the past several years. The Company listened closely to its customers' description of their future directions, and aligned KEMET's future plans closely with their plans. Building on the Company's foundation of success in being the preferred supplier to the world's most successful electronics manufacturers and distributors, KEMET began adapting so as to continue to succeed in the new global environment.

        KEMET's strategy had three foundations:

  •
  Enhancing the Company's position as the market leader in quality, delivery, and service through outstanding execution;

  •
  Having a global mindset, with an increased emphasis on growing KEMET's presence in Asia; and

  •
  Accelerating the pace of innovations to broaden the Company's product portfolio.

        To execute the Plan, KEMET substantially reorganized its operations around the world. Several KEMET facilities were relocated based on access to key customers, access to key technical resources and knowledge, and availability of low-cost resources. KEMET recorded special charges of approximately $58.7 million over the period of the reorganization related to movement of manufacturing operations. This has yielded an approximate one-year payback based on group volumes at the time of the announcement, and a $50 - $60 million savings with volume recovery achieved in fiscal year 2006. In addition, there were special charges reflecting the change in status of the facilities that were vacated through this move. The timing of the special charges was dependent on the timing of operational decisions. The Company is substantially complete with the 2003 manufacturing relocation plan. In fiscal year 2009, the Company anticipates manufacturing relocation costs will be incurred as the integration of the newly acquired businesses is finalized. See Fiscal Year 2008 Special Charges, Fiscal Year 2007 Special Charges, and Fiscal Year 2006 Special Charges under Results of Operations.

KEMET in the United States

        KEMET's corporate headquarters is located in Greenville, South Carolina. Individual functions are evolving to support global activities in Asia, Europe, and the Americas, either from Greenville, South Carolina or through locations in appropriate parts of the world.

        Commodity manufacturing in the United States has been substantially relocated to the Company's lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

        To accelerate the pace of innovations, the KEMET Innovation Center was created. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that are expected to keep the Company at the forefront of its customers' product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center is located in Greenville, South Carolina.

KEMET in Mexico

        KEMET believes its Mexican operations are among the most cost efficient in the world, and they will continue to be the Company's primary production facilities supporting North American and European customers. One of the strengths of KEMET Mexico is that it is truly a Mexican operation, including Mexican management and workers. These facilities will be responsible for maintaining KEMET's traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros will remain focused primarily on tantalum capacitors, while the facilities in Monterrey will continue to focus on ceramic capacitors.

KEMET in Asia Pacific

        In recent years, low production costs and proximity to large, growing markets have caused many of KEMET's key customers to relocate production facilities to Asia, particularly China. KEMET has a well-established sales and logistics network in Asia to support its customers' Asian operations. The Company's initial China production facilities in Suzhou (near Shanghai) commenced shipments in calendar year 2003. The Company began shipping products from its second production facility in Suzhou in calendar year 2005. In the fourth quarter of fiscal year 2008, the Company began construction on a third manufacturing facility in Suzhou to manufacture aluminum polymer products. Manufacturing operations in China will continue to grow and KEMET anticipates that its production capacity in China may be equivalent to Mexico in the future. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET's objective of being a global company. These facilities will be responsible for maintaining KEMET's traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow the Company's customer base in Asia. In connection with the Evox Rifa acquisition completed on April 24, 2007, the Company has added another Chinese operation in Nantong, China as well as a manufacturing operation in Batam, Indonesia. With the Arcotronics acquisition completed on October 12, 2007, the Company has further expanded its presence in China with a manufacturing operation in Anting, China. These operations will continue to support the former Evox Rifa and Arcotronics customer bases in Asia with top quality film and electrolytic capacitors.

KEMET in Europe

        As previously mentioned, the Company acquired the tantalum business unit of EPCOS AG in April 2006, acquired Evox Rifa in April 2007, and acquired Arcotronics in October 2007. These acquisitions have provided the Company with manufacturing operations in Europe. The Company now has manufacturing locations in Portugal, the U.K., Finland, Germany, Italy, Bulgaria, and Sweden. In addition, the Company has research and development centers in Heidenheim, Germany and Farjestaden, Sweden. KEMET will maintain and enhance its strong European sales and customer service infrastructure, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

Global Sales and Logistics

        In recent years, it has become more complex to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities globally. The growth of the electronics manufacturing services industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. The most successful business models in the electronics industry are based on tightly integrated supply chain logistics to drive down costs. KEMET's direct sales force worldwide and a well-developed global logistics infrastructure distinguish it in the marketplace and will remain a hallmark of KEMET in meeting the needs of its global customers.

Off-Balance Sheet Arrangements

        The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

        KEMET's management believes the following critical accounting policies contain the most significant judgments and estimates used in the preparation of the consolidated financial statements:

  •
  INVENTORIES.  Inventories are valued at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value. The valuation of inventories requires management to make estimates. The Company also must assess the prices at which it believes the finished goods inventory can be sold compared to its cost. A sharp decrease in demand could adversely impact earnings as the reserve estimates could increase. Conversely, a sharp increase in demand could favorably impact earnings as the reserve estimates could decrease.

  •
  ASSET IMPAIRMENT—GOODWILL and LONG-LIVED ASSETS.  KEMET adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") on April 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are to be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142.

            The Company is organized into three distinct Business Groups: Tantalum, Ceramic and Film and Electrolytic. The Company evaluates its goodwill on a reporting group basis consistent with the provisions of SFAS No. 142. This requires the Company to estimate the fair value of the reporting groups based on the future net cash flows expected to be generated.

            The Company's goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting groups, as defined under SFAS No. 142, with carrying amounts. If the reporting group's aggregated carrying amount exceeds its fair value, then an indication exists that the reporting group's goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting group being measured exceeds its fair value, up to the total amount of its assets.

            On an ongoing basis, KEMET expects to perform its impairment tests during the first quarter of each fiscal year and when otherwise warranted. In accordance with SFAS No. 142, KEMET completed its annual goodwill impairment test in the first quarter of fiscal years 2008, 2007, and 2006, none of which indicated impairment. Kemet also completed an impairment test in the third and fourth quarters of fiscal year 2008 and concluded that no goodwill impairment existed.

            During the fourth quarter the decline in the Company's stock price prompted management to perform an interim evaluation of goodwill impairment as of March 31, 2008. This interim evaluation indicated that no impairment charge was required as of March 31, 2008. However, the Company will test for impairment at its annual testing date of June 30, 2008 and going forward as conditions change, including the evaluation of the trading price of the Company's stock.

            As of March 31, 2008, KEMET had goodwill in the amount of $182.3 million.

            For the impairment or disposal of long-lived assets, KEMET follows the guidance as prescribed in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization would be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of.

            Tests for the recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, periods of operation, projections of sales, cost of sales, and capital spending. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that the book value of a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets on a pre-tax basis.

            Future changes in assumptions may negatively impact future valuations. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company's financial condition and operating results.

  •
  REVENUE RECOGNITION.  The Company recognizes revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

            A portion of sales consists of products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. Products with customer specific requirements are tested and approved by the customer before the Company mass produces and ships the product. The Company recognizes revenue at shipment as the sales terms for products produced with customer specific requirements do not contain a final customer acceptance provision or other provisions that are unique and would otherwise allow the customer different acceptance rights.

            A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. The Company's distributor policy includes inventory price protection and "ship-from-stock and debit" ("SFSD") programs common in the industry. The price protection policy protects the value of the distributors' inventory in the event the Company reduces its published selling price to distributors. This program allows the distributor to debit the Company for the difference between KEMET's list price and the lower authorized price for specific parts. The Company establishes price protection reserves on specific parts residing in distributors' inventories in the period that the price protection is formally authorized by management.

            The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET's list price and the lower authorized price for that specific transaction. The Company established reserves for its SFSD program based primarily on certain distributors' actual inventory levels comprising 91% to 95% of the total global distributor inventory related to customers which participate in the SFSD program. The remaining 5% to 9% is estimated based on actual distributor inventory and current sales trends. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date. From time to time, the Company "builds-up" inventory levels due to factors such as anticipated future demand exceeding capacity and when the Company moves manufacturing from one location to another location. When the distributors "build-up" inventory levels, the estimation of the inventory at the distributors for the remaining 5% to 9% could be estimated at an incorrect amount. However, the Company believes that the difference between the estimate and the ultimate actual amount would be immaterial.

            The establishment of these reserves is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included in the line item Accounts receivable on the Consolidated Balance Sheets.

  •
  PENSION AND POSTRETIREMENT BENEFITS.  KEMET's management, with the assistance of actuarial firms, performs actuarial valuations of the fair values of its pension and postretirement plans' benefit obligations. Management makes certain assumptions that have a significant effect on the calculated fair value of the obligations such as the:

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

  •
  INCOME TAXES.  Income taxes are accounted for under the asset and liability method, as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.

            Management believes that it is more likely than not that a portion of the net deferred tax assets for the United States, Portugal, Australia, the Evox Rifa entities (with the exception of BHC Components Ltd.) and the Arcotronics entities (with the exception of Arcotronics Limited) will not be realized, based on the scheduled reversal of deferred tax liabilities, the recent history of cumulative losses, and the insufficient evidence of projected future taxable income to overcome the loss history. Management has provided a valuation allowance related to any benefits from income taxes resulting from the application of a statutory tax rate to the deferred tax assets. KEMET continues to have net deferred tax assets (future tax benefits) in several other countries which the Company expects to realize assuming, based on certain estimates and assumptions, sufficient taxable income can be generated in certain foreign tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, the Company may be required to reduce the value of the deferred tax assets resulting in additional tax expense.

            In June 2006, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN No. 48 provides guidance on the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is "more likely than not" of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN No. 48 effective April 1, 2007. Any accruals for estimated interest and penalties would be recorded as a component of interest expense.

Results of Operations

        Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors.

        The following table sets forth for the periods indicated certain of the Company's financial data (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007	2006
Net sales	$850,120	$658,714	$490,106
Operating costs and expenses:
Cost of sales	694,695	517,443	399,264
Selling, general and administrative expenses	99,048	89,450	49,660
Research and development	35,699	33,385	25,976
Gain on sale of intellectual property	—	—	(2,917)
Restructuring and impairment charges	29,559	12,572	28,319

Operating income (loss)	(8,881)	5,864	(10,196)
Other (income) expense, net	3,601	(1,596)	1,904

Income (loss) before income taxes	(12,482)	7,460	(12,100)
Income tax expense (benefit)	5,111	563	(12,475)

Net income (loss)	$(17,593)	$6,897	$375

Comparison of Fiscal Year 2008 to Fiscal Year 2007

Overview:

Net sales:

        Net sales for fiscal year 2008 were $850.1 million, which represented a 29.1% increase from fiscal year 2007 net sales of $658.7 million. The acquisition of Evox Rifa and Arcotronics resulted in an increase in net sales of 30.5% in fiscal year 2008. Sales revenue for the core business decreased 1.4% due to decreases in average selling prices ("ASPs) from additions to industry capacity and changes in end market demand.

Cost of sales:

        Cost of sales for the fiscal year ended March 31, 2008, was $694.7 million as compared to $517.4 million for the fiscal year ended March 31, 2007, a 34.3% increase. The increase in cost of sales was primarily due to the purchase of Evox Rifa and Arcotronics. Cost of sales for the core business increased 2.0%. The Company believes many of the actions it initiated or carried out during fiscal years 2008, 2007, and 2006 (see Fiscal Year 2008 Special Charges, Fiscal Year 2007 Special Charges, and Fiscal Year 2006 Special Charges) will result in lower costs and more efficient operations. In addition, manufacturing throughput increased in fiscal year 2008 as added capacity and higher volumes allowed the Company to offset ASP erosion.

Selling general and administrative expenses:

        SG&A expenses were $99.0 million for fiscal year 2008 compared to $89.5 million for fiscal year 2007. The increase was primarily associated with the Evox Rifa and Arcotronics acquisitions. Integration related expenses incurred in fiscal year 2008 related to the acquisitions were $4.3 million compared to $16.2 million in fiscal year 2007 which related to the EPCOS acquisition integration activities.

Research and development:

        Research and development expenses were $35.7 million for fiscal year 2008, compared to $33.4 million for fiscal year 2007. These costs reflect the Company's continuing commitment to the development and introduction of new ultralow ESR tantalums, tantalum face-down products, aerospace and medical products. Ceramic improved its current product offerings by developing flex migration for crack elimination, and also developing a floating electrode design while expanding Hi-CV offerings. These advancements extend the Company's leading position in certain capacitor technologies. It is the Company's intent to continue to invest at least 5% of net sales in research and development efforts.

Special charges:

        Special charges for the fiscal year ended March 31, 2008, were $37.0 million as compared to $35.8 million for the prior fiscal year. The following table reflects the charges in each fiscal year (amounts in millions):

	Fiscal Years Ended March 31,
	2008	2007	Change
Manufacturing relocation costs	$8.2	$9.6	$(1.4)
Personnel reduction cost	17.2	2.8	14.4
Impairment loss on real property	4.2	—	4.2
Loss on sale of property	—	0.2	(0.2)

Restructuring and impairment charges	29.6	12.6	17.0
Acquisitions integration costs	4.3	16.2	(11.9)
Impact of SFAS No. 123(R) "Share-Based Payment"	—	6.8	(6.8)
Write-off related to an acquisition	0.9	0.2	0.7
Other non-cash income tax expense	2.2	—	2.2

Total special charges	$37.0	$35.8	$1.2

Operating income (loss):

        The operating loss for the fiscal year 2008 was $8.9 million compared to operating income of $5.9 million in the prior year. The decrease in operating income from the prior year was principally from an increase in restructuring and asset impairment charges.

Other (income) expense, net:

        Other (income) expense, net increased in fiscal year 2008 compared to fiscal year 2007 due to a $6.9 million increase in interest expense compared to fiscal year 2007 due to increased debt related to acquisitions.

Income taxes:

        The effective tax rate for fiscal year 2008 was 40.9%, resulting in tax expense of $5.1 million. This compares to an effective tax rate of 7.5% for fiscal year 2007 that resulted in a tax expense of $0.6 million. Besides income tax from normal business operations in certain foreign jurisdictions, the net income tax expense is primarily comprised of a $2.0 million income tax benefit from the recognition of credits due to a change in Texas tax law, a $1.1 million income tax benefit from U.S. competent authority relief on a transfer pricing adjustment, a $0.8 million tax benefit from the settlement of foreign tax issues, a $2.2 million tax expense related to tax law changes in Mexico and Germany, and a $3.0 million tax expense related to fixed asset write offs in Germany. No tax benefit is recognized for the domestic tax loss for fiscal year 2008 due to the establishment of a valuation allowance during fiscal year 2004. Future fluctuations in the valuation allowance are expected to result in a tax rate below the 30% to 36% historical average.

  Fiscal Year 2008 Special Charges

        A summary of the special charges incurred in fiscal year 2008 is as follows (amounts in millions):

	Quarters Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation costs	$1.3	$2.7	$1.2	$3.0	$8.2
Personnel reduction cost	1.2	3.3	1.7	11.0	17.2
Asset impairment	—	—	2.2	2.0	4.2

Restructuring and impairment charges(1)	2.5	6.0	5.1	16.0	29.6
Acquisitions integration costs(2)	0.1	0.6	1.8	1.8	4.3
Other non-cash acquisition expense(3)	—	—	—	0.9	0.9
Other non-cash income tax expense(4)	—	—	2.7	(0.5)	2.2

Total special charges	$2.6	$6.6	$9.6	$18.2	$37.0

(1)
Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)
Included in the SG&A line item in the Consolidated Statements of Operations.

(3)
Included in the Cost of sales line item in the Consolidated Statements of Operations.

(4)
Included in the Income tax expense (benefit) line item in the Consolidated Statements of Operations.

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

        Enhanced Strategic Plan of 2003 (the "Plan")—During fiscal year 2008, the Company recognized $8.2 million in costs relating to the Plan. The Plan included moving manufacturing operations to lower cost facilities in Mexico and China. During fiscal year 2008, the Company recognized a charge of $17.2 million for a reduction in workforce primarily in Europe and Mexico. All costs are expensed as incurred.

        Acquisition integration costs—As part of the Company's recent acquisitions, the Company has and will continue to incur costs to integrate the new Film and Electrolytic businesses into KEMET. The Company incurred $4.3 million of costs during fiscal year 2008 related to the integration which are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

        Other non-cash special charges—In the third quarter of fiscal year 2008, the Company recorded other non-cash special charges related to asset disposals of $3.0 million and Mexican and German tax law changes that resulted in tax expense of $2.2 million partially offset by a $2.5 million tax benefit related to a Texas tax law change. In the fourth quarter of fiscal year 2008 the Texas tax law benefit was reduced by $0.5 million. The Company also wrote off $0.9 million of acquisition related expenses.

Fiscal Year 2007 Special Charges

        A summary of the special charges incurred in fiscal year 2007 is as follows (amounts in millions):

	Quarters Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation costs	$4.6	$2.0	$0.6	$2.4	$9.6
Personnel reduction cost	0.1	1.4	1.2	0.1	2.8
Loss on sale of property	—	—	—	0.2	0.2

Restructuring and impairment charges(1)	4.7	3.4	1.8	2.7	12.6
Acquisitions integration costs	2.9	5.2	4.0	4.1	16.2
Impact of SFAS No. 123(R) "Share-Based Payment"	3.9	0.4	1.2	1.3	6.8
Write-off related to an acquisition	—	0.2	—	—	0.2

Other(2)	6.8	5.8	5.2	5.4	23.2

Total special charges	$11.5	$9.2	$7.0	$8.1	$35.8

(1)
Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)
Other—These costs are included in SG&A on the Consolidated Statements of Operations.

        Enhanced Strategic Plan of 2003 (the "Plan")—During fiscal year 2007, the Company recognized $9.6 million in costs relating to the Plan. As of March 31, 2007, the Company had recorded cumulative charges of $50.5 million in connection with the Plan. During fiscal year 2007, the Company recognized a charge of $2.8 million for a reduction in force primarily in Europe and Mexico. All costs were expensed as incurred.

        Loss on Sale of Property—During fiscal year 2007, the Company completed the sale of its Shelby, North Carolina facility for which the Company recognized a $0.2 million loss on the sale. In addition, the Company was in negotiations to sell its vacant facility in Matamoros, Mexico; however, the negotiations stalled and the property was held for sale as of March 31, 2007. As a result of the negotiations, the Company recognized a charge $0.1 million during fiscal year 2007.

        EPCOS integration—KEMET completed the acquisition of the tantalum business unit of EPCOS on April 13, 2006. During fiscal year 2007, the Company recorded charges of $16.2 million related to the integration which are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

        Impact of SFAS No. 123(R) "Share-Based Payment"—In fiscal year 2007, the Company implemented SFAS No. 123(R) "Share-Based Payment" and as a result recognized a charge of $6.8 million relating to the cost recognition for awards of share-based compensation.

Segment Review:

        The following chart highlights the net sales and operating income (loss) by segment for the fiscal years shown (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007
Net Sales:
Tantalum	$423,320	$424,203
Ceramic	225,610	234,511
Film and Electrolytic	201,190	—

	$850,120	$658,714

Operating income (loss):
Tantalum	$(1,752)	$1,301
Ceramic	(4,487)	4,563
Film and Electrolytic	(2,642)	—

	$(8,881)	$5,864

        Restructuring and impairment charges included in the Operating income (loss) are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007
Restructuring and impairment charges:
Tantalum	$27,769	$6,832
Ceramic	1,790	5,740
Film and Electrolytic	—	—

	$29,559	$12,572

Tantalum Business Group

        Net sales—Net sales decreased by 0.2% during fiscal year 2008 as compared to fiscal year 2007. The decrease resulted from a 4.0% erosion in ASP partially offset by an increase in sales volumes of 3.8% during fiscal year 2008 as compared to fiscal year 2007. Volume sales increased to 4.7 billion compared to 4.5 billion in fiscal year 2007.

        Operating income (loss)—Operating income (loss) decreased from a profit of $1.3 million in fiscal year 2007 to a loss of $(1.8) million in fiscal year 2008. Operating income was negatively impacted by the restructuring costs of $27.8 million in fiscal year 2008.

Ceramic Business Group

        Net sales—Net sales decreased by 3.8% during fiscal year 2008, as compared to fiscal year 2007. The decrease is attributed to ASP erosion as volume increased by 4.9% to 38.3 billion pieces in fiscal year 2008 as compared to 36.5 billion pieces in fiscal year 2007. ASPs decreased 6.8% during fiscal year 2008, as compared to fiscal year 2007 due to softening in the Hi-CV market in Asia.

        Operating income (loss)—Operating income decreased from the profit reported in fiscal year 2007 of $4.6 million to an operating loss of $(4.5) million in fiscal year 2008. The decline in the operating results is attributed to lower revenues and margins in the Hi-CV market for fiscal year 2008 and additional restructuring charges of $1.8 million related to the January 2008 reduction in force.

Film and Electrolytic Business Group

        This business segment was created with the acquisition of Evox Rifa in April 2007 and in October 2007 the Arcotronics acquisition completed the formation of this business group. For fiscal year 2008 the Film and Electrolytic business group had net sales of $201.2 million and an operating loss of $2.6 million.

Comparison of Fiscal Year 2007 to Fiscal Year 2006

Overview:

Net sales:

        Net sales for fiscal year 2007 were $658.7 million, which represented a 34.4% increase from fiscal year 2006 net sales of $490.1 million. The acquisition of the EPCOS tantalum business unit resulted in an increase in net sales of 19.3% in fiscal year 2007. Sales revenue for the core business increased 15.1% due to increased sales volumes. During fiscal year 2007, average selling prices ("ASPs") remained relatively flat for existing products. The Company also had 2,700 new product introductions during fiscal year 2007, of which 336 were first to market. Each of these factors contributed to the increase in core net sales.

Cost of sales:

        Cost of sales for the fiscal year ended March 31, 2007, was $517.4 million as compared to $399.3 million for the fiscal year ended March 31, 2006, a 29.6% increase. The increase in cost of sales was primarily due to the purchase of the EPCOS tantalum business unit. New product offerings increased cost of sales by 8.7%. The Company believes many of the actions it initiated or carried out during fiscal years 2007 and 2006 (see Fiscal Year 2007 Special Charges and Fiscal Year 2006 Special Charges) resulted in lower costs and more efficient operations and accounted for the improved gross profit margin in fiscal year 2007. In addition, manufacturing throughput increased in fiscal year 2007 as higher volumes resulted in the absorption of fixed costs over more units versus fiscal year 2006.

Research and development:

        Research and development expenses were $33.4 million for fiscal year 2007, compared to $26.0 million for fiscal year 2006. These costs reflect the Company's continuing commitment to the development and introduction of new ultralow ESR tantalums, tantalum face-down products and additional case sizes. Ceramics improved its current product offerings by developing flex migration for crack elimination, and also developing a floating electrode design while expanding Hi-CV offerings. These advancements extend the Company's leading position in certain capacitor technologies. It is the Company's intent to continue to invest at least 5% of net sales in research and development efforts.

Selling general and administrative expenses:

        SG&A expenses were $89.5 million for fiscal year 2007 compared to $49.7 million for fiscal year 2006. The increase was primarily associated with the EPCOS acquisition which included integration costs of $16.2 million in fiscal year 2007. There were no integration costs in fiscal year 2006. Expenses related to the adoption of SFAS No. 123(R) were $6.8 million in fiscal year 2007 and $0 in fiscal year 2006.

Special charges:

        Special charges for the fiscal year ended March 31, 2007, were $35.8 million as compared to $17.3 million for the prior fiscal year. The following table reflects the charges in each fiscal year (amounts in millions):

	Fiscal Years Ended March 31,
	2007	2006	Change
Manufacturing relocation costs	$9.6	$7.9	$1.7
Personnel reduction cost	2.8	7.0	(4.2)
Termination of a contract	—	0.8	(0.8)
Impairment loss on real property	—	12.1	(12.1)
Loss on sale of property	0.2	1.4	(1.2)
Reversal of previous restructuring accruals	—	(0.9)	0.9

Restructuring charges and asset impairment	12.6	28.3	(15.7)
Acquisitions integration costs	16.2	0.5	15.7
Impact of SFAS No. 123(R) "Share-Based Payment"	6.8	—	6.8
Writedown of an investment in an unconsolidated subsidiary	—	0.6	(0.6)
Tax benefit not previously recognized	—	(12.1)	12.1
Write-off related to an acquisition	0.2	—	0.2

Other special charges	23.2	(11.0)	34.2

Total special charges	$35.8	$17.3	$18.5

        The charges are explained in detail by quarter for both fiscal year 2007 and 2006 later in this section.

Operating income (loss):

        The operating income for the fiscal year ended March 31, 2007, was $5.9 million compared to a loss of $10.2 million in the prior year. The increase in operating income from the prior year was principally from a combination of the aforementioned higher sales levels and manufacturing efficiencies reflected in Costs of sales.

Other (income) expense, net:

        Other (income) expense increased in fiscal year 2007 compared to fiscal year 2006 due to greater foreign currency transaction gains and a gain on sale of an equity investment in fiscal year 2007.

Income taxes:

        The effective tax rate for fiscal year 2007 was 7.5%, resulting in a tax expense of $0.6 million. This compares to an effective tax rate of (103.1)% for fiscal year 2006 that resulted in a tax benefit of $12.5 million. The Company's tax expense remained lower than the historical average of 30% to 36% primarily due to income sourced in foreign jurisdictions with lower tax rates. The Company also recognized a net tax benefit of $1.2 million from the normal process of evaluating its worldwide tax contingencies. No tax benefit is recognized for the domestic tax loss for fiscal year 2007 due to the establishment of a valuation allowance during fiscal year 2004.

Fiscal Year 2007 Special Charges

        A summary of the special charges incurred in fiscal year 2007 is as follows (amounts in millions):

	Quarters Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation costs	$4.6	$2.0	$0.6	$2.4	$9.6
Personnel reduction cost	0.1	1.4	1.2	0.1	2.8
Loss on sale of property	—	—	—	0.2	0.2

Restructuring and impairment charges(1)	4.7	3.4	1.8	2.7	12.6
Acquisitions integration costs	2.9	5.2	4.0	4.1	16.2
Impact of SFAS No. 123(R) "Share-Based Payment"	3.9	0.4	1.2	1.3	6.8
Write-off related to an acquisition	—	0.2	—	—	0.2

Other(2)	6.8	5.8	5.2	5.4	23.2

Total special charges	$11.5	$9.2	$7.0	$8.1	$35.8

(1)
Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)
Other—These costs are included in SG&A on the Consolidated Statements of Operations.

        Enhanced Strategic Plan of 2003 (the "Plan")—During fiscal year 2007, the Company recognized $9.6 million in costs relating to the Plan. The Plan included moving manufacturing operations to lower cost facilities in Mexico and China. As of March 31, 2007, the Company had recorded cumulative charges of $50.5 million in connection with the Plan. The manufacturing moves to lower cost regions are substantially complete. Two manufacturing operation moves still remain to be made which are the anode manufacturing move to Mexico, which is currently in progress, and the tantalum polymer manufacturing move to China, which has not yet started. It is expected that both moves will be completed by the end of fiscal year 2008. During the fiscal year ended March 31, 2007, the Company recognized a charge of $2.8 million for a reduction in workforce primarily in Europe and Mexico. All costs are expensed as incurred.

        Loss on Sale of Property—During fiscal year 2007, the Company completed the sale of its Shelby, North Carolina facility for which the Company recognized a $0.2 million loss on the sale. In addition, the Company was in negotiations to sell its vacant facility in Matamoros, Mexico; however, the negotiations stalled and the property is still held for sale. As of March 31, 2007, as a result of the negotiations, the Company recognized a $0.1 million charge during fiscal year 2007.

        EPCOS integration—KEMET completed the acquisition of the tantalum business unit of EPCOS on April 13, 2006. During fiscal year 2007, the Company recorded charges of $16.2 million related to the integration which are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

        Impact of SFAS No. 123(R) "Share-Based Payment"—In fiscal year 2007, the Company implemented SFAS No. 123(R) "Share-Based Payment" and recognized a charge of $6.8 million relating to the cost recognition for awards of share based compensation. In fiscal year 2006, there were no charges for stock option expense.

Fiscal Year 2006 Special Charges

        A summary of the special charges incurred in fiscal year 2006 is as follows (amounts in millions):

	Quarters Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Manufacturing relocation costs	$2.5	$3.1	$1.3	$1.0	$7.9
Personnel reduction cost	5.2	—	1.8	—	7.0
Termination of a contract	0.8	—	—	—	0.8
Impairment loss on real property	—	—	—	12.1	12.1
Loss on sale of property	—	—	1.4	—	1.4
Reversal of previous restructuring accruals	(0.3)	—	—	(0.6)	(0.9)

Restructuring and impairment charges(1)	8.2	3.1	4.5	12.5	28.3
Acquisitions integration costs	—	—	—	0.5	0.5
Writedown of an investment in an unconsolidated subsidiary	0.6	—	—	—	0.6
Tax benefit not previously recognized	(12.1)	—	—	—	(12.1)

Other(2)	(11.5)	—	—	0.5	(11.0)

Total special charges	$(3.3)	$3.1	$4.5	$13.0	$17.3

(1)
Restructuring and impairment charges—These costs are included as a separate line item on the Consolidated Statements of Operations.

(2)
Other—These costs are included in SG&A on the Consolidated Statements of Operations.

        Manufacturing relocation and Reduction in workforce—During fiscal year 2006, the Company recognized $7.9 million in costs relating to the Plan. The Plan included moving manufacturing operations to lower cost facilities in Mexico and China. As of March 31, 2006, the Company had recorded cumulative charges of $41.9 million in connection with the Plan. The Company also announced additional workforce restructuring programs during the fiscal first quarter 2006 of $5.2 million and in fiscal third quarter 2006 of $1.8 million. These two restructuring programs reduced the Company's workforce by 185 employees.

        Termination of a contract—In the fiscal first quarter 2006, the Company recognized a liability for a contract termination of $0.8 million. The contract was terminated due to the relocation of operations to lower cost geographies.

        Impairment loss on real property—In the fourth quarter of fiscal year 2006, the Company recorded a $12.1 million charge related to three properties.

        Loss on sale of property—The Company recognized a loss of $1.4 million relating to the sale of the Greenwood, South Carolina facility in the third quarter of fiscal year 2006.

        Reversals of previous restructuring accruals—During the first and fourth quarters of fiscal year 2006, the Company reversed portions of previously recorded restructuring accruals as they were deemed unnecessary.

        Write-down of an investment in an unconsolidated subsidiary—During the first quarter of fiscal year 2006, the Company determined that the value of its investment in an unconsolidated subsidiary, ABM Resources NL, had decreased, and the decrease was deemed other-than-temporary. Therefore, the Company recorded a charge of $0.6 million, net of tax. This investment was sold in January 2007.

        Tax benefit not previously recognized—During the first quarter of fiscal year 2006, the Internal Revenue Service finalized the examination related to fiscal years 1997 through 2003. This finalization resulted in the receipt of an income tax refund and interest in the amount of $11.1 million during fiscal year 2006, and the release of a $12.1 million tax benefit not previously recognized.

Segment Review:

        The following chart highlights the net sales and operating income (loss) by segment for the fiscal years shown (amounts in thousands):

	Fiscal Years Ended March 31,
	2007	2006
Net Sales:
Tantalum	$424,203	$292,234
Ceramic	234,511	197,872

	$658,714	$490,106

Operating income (loss):
Tantalum	$1,301	$7,879
Ceramic	4,563	(18,075)

	$5,864	$(10,196)

        Restructuring and impairment charges included in the Operating income (loss) are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2007	2006
Restructuring and impairment charges:
Tantalum	$6,832	$9,349
Ceramic	5,740	18,970

	$12,572	$28,319

Tantalum Business Group

        Net sales—Net sales increased by 45.2% during fiscal year 2007 as compared to fiscal year 2006. Of the 45.2% increase, 32.4% is attributable to the April 2006 acquisition of the EPCOS tantalum business unit. The Company's core Tantalum Business Group grew 12.8% during fiscal year 2007 as compared to fiscal year 2006. The increase in the core business resulted from higher unit volumes as sales increased to 3.8 billion pieces in fiscal year 2007 from 3.0 billion pieces in fiscal year 2006. The core business increase in net sales was also aided by a 1% increase in ASPs.

        Operating income (loss)—Operating income (loss) decreased from a profit of $7.9 million in fiscal year 2006 to a profit of $1.3 million in fiscal year 2007. Operating income was negatively impacted by the EPCOS integration costs of $16.2 million in fiscal year 2007.

Ceramic Business Group

        Net sales—Net sales increased by 18.5% during fiscal year 2007, as compared to fiscal year 2006. The increase is attributed to higher ASPs as sales units decreased by 1.4% to 36.5 billion pieces in fiscal year 2007 as compared to 37.0 billion pieces in fiscal year 2006. The decrease in volumes was offset by an increase in ASPs of 17% during fiscal year 2007, as compared to fiscal year 2006. This increase in ASPs was driven by a more favorable product mix. The ASPs on a product mix adjusted basis were flat compared to fiscal year 2006.

        Operating income (loss)—Operating income improved from the loss reported in fiscal year 2006 of $18.1 million to a profit of $4.6 million in fiscal year 2007. The improvement in the operating results is attributed to higher revenue, lower manufacturing costs and lower restructuring and impairment charges for fiscal year 2007. The profit improvement was partially offset by an increase in SG&A expenses relating to stock-based compensation expense in fiscal year 2007.

Quarterly Results of Operations

        The following table sets forth certain quarterly information for the fiscal years ended March 31, 2008 and 2007. This information, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. (amounts in thousands)

	Fiscal Year 2008 Quarters Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Net Sales	$183,119	$197,129	$228,694	$241,178	$850,120
Operating income (loss)(1)	6,154	3,362	(1,595)	(16,802)	(8,881)
Net income (loss)	7,032	4,010	(8,150)	(20,485)	(17,593)
Net income (loss) per share (basic)	$0.08	$0.05	$(0.10)	$(0.24)	$(0.21)
Net income (loss) per share (diluted)	0.08	0.05	(0.10)	(0.24)	(0.21)
	Fiscal Year 2007 Quarters Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Net Sales	$169,569	$166,548	$165,519	$157,078	$658,714
Operating income (loss)(1)	467	2,016	6,201	(2,820)	5,864
Net income (loss)	596	840	5,333	128	6,897
Net income (loss) per share (basic)	$0.01	$0.01	$0.06	$—	$0.08
Net income (loss) per share (diluted)	0.01	0.01	0.06	—	0.08

(1)
Operating income (loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, restructuring and impairment charges, product mix, the timing and expense of moving product lines to lower-cost locations, and the relative mix of sales among distributors, original equipment manufacturers, and electronic manufacturing service providers.

Liquidity and Capital Resources

        The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company defines working capital to be total current assets less total current liabilities as reflected on the Consolidated Balance Sheets.

        Based on the Company's current operating plans, it expects that cash generated from operations will be sufficient to cover its operating requirements beyond a year from the balance sheet date. The significant use of cash from operations in the fourth quarter of fiscal year 2008 was primarily for restructuring and integration needs that are expected to be significantly less in the future and are dependent on future cash generated from operations.

        The Company is currently negotiating working capital facilities to provide additional working capital flexibility and to be in place in the event market conditions change and the Company's operating plans are not realized. The Company expects these working capital facilities to be in place early in the second quarter which will add $40—$50 million of additional capital, which the Company believes to be sufficient in the event of adverse market conditions. However, there can be no assurance that the Company will be able to secure such facilities or that such facilities will be on terms acceptable to the Company.

        The Company's liquidity and ability to meet its financial obligations and realize its current operating plans in fiscal year 2009 and beyond will be dependent on its ability to meet the payment obligations under its debt agreements, maintain compliance with the financial covenants in our Senior Notes and provide financing for working capital. The Senior Notes contain financial covenants, including but not limited to the requirement to maintain a certain level of net equity, which is measured quarterly throughout the term of this agreement. The Company's assessment is that it was in compliance with its debt covenants at March 31, 2008.

        During the fourth quarter the decline in the Company's stock price prompted management to perform an interim evaluation of goodwill impairment as of March 31, 2008. This interim evaluation indicated that no impairment charge was required as of March 31, 2008. However, the Company will test for impairment at its annual impairment date of June 30, 2008 and going forward as conditions change, including evaluation of the trading price of the Company's stock. In the event that it is determined that the carrying value of the Company's goodwill is impaired, the charge associated with this impairment may cause the Company to violate its financial covenants. In the absence of a written waiver of this financial covenant violation, the Company would be in default under its Senior Notes, which could lead to a demand for immediate repayment of the outstanding balance due under the Senior Notes and could lead to a default under the borrowings from UniCredit Corporate Banking S.p.A. ("UniCredit Banking") under the Credit Agreement-A and Credit Agreement-B. In the event that such a violation occurs and no waiver is obtained, the Company expects that it would have sufficient resources on hand to repay the Senior Notes. There can be no assurances that the Company will be able to obtain such waiver, that the Company will have sufficient resources on hand to repay the Senior Notes or that the Company could cure its default on the UniCredit Banking credit facilities.

        On June 4, 2008, the Company announced that it has agreed to terms of a new medium-term credit facility in the principal amount of EUR 95.0 million with UniCredit Banking. The Company has received a Commitment Letter from UniCredit Banking, and is in the process of finalizing the definitive loan documentation with the bank. Under the terms of the new credit facility, KEMET will repay the principal amount in equal, semiannual installments during the six-year term. The credit facility will be priced at EURIBOR + 1.70%, and will be unsecured. The use of proceeds from the new credit facility will be to refinance two existing short-term credit facilities with UniCredit (Credit Agreement-A and Credit Agreement-B) totaling EUR 96.8 million and currently scheduled to mature in December 2008 and April 2009.

        The following table sets forth for the dates indicated the Company's working capital (amounts in thousands):

	March 31,
	2008	2007	2006
Working capital	$239,059	$339,096	$269,339

Fiscal Year 2008 compared to Fiscal Year 2007 Working Capital

        The Company's working capital decreased by $100.0 million in fiscal year 2008 as compared to fiscal year 2007. The cash and cash equivalents balance decreased to $87.9 million in fiscal year 2008, from $212.2 million at March 31, 2007, or by $124.3 million.

  Fiscal year 2008 most significant items:

        The most significant use of cash and cash equivalents for fiscal year 2008 was the acquisitions of Evox Rifa and Arcotronics of $69.9 million, capital expenditures of $43.6 million and the treasury share buyback of $18.2 million.

  Operations:

        Cash used in operations was $20.6 million in fiscal year 2008. Cash used in operating activities included a decrease in accrued expenses of $42.3 million, an accounts payable decrease of $15.5 million, the fiscal year 2008 net loss of $17.6 million and an increase in inventories of $8.2 million, these uses were adjusted positively for non-cash expenses of depreciation, amortization and impairment charges for $58.8 million.

  Investing:

        Cash used in investing activities was $59.4 million in fiscal year 2008. The Company used cash of $69.9 million to acquire Evox Rifa and Arcotronics in fiscal year 2008. The Company also used cash for capital expenditures of $43.6 million in fiscal year 2008. These uses were partially offset by proceeds of $46.1 million from the maturity of short-term investments.

  Financing:

        Cash used in financing activities was $46.3 million in fiscal year 2008. Cash used in financing activities included a $20 million principal payment on the Senior Notes and a $18.2 million open-market repurchase of the Company's common stock.

        The Company believes that, based on current levels of operations and anticipated growth, existing cash and cash equivalents together with cash flow from operations, will be adequate to fund anticipated capital needs, restructuring, integration and other expenditures and to satisfy its working capital requirements for at least the next fiscal year.

Fiscal Year 2007 compared to Fiscal Year 2006 Working Capital

        The Company's working capital increased by $69.8 million in fiscal year 2007 as compared to fiscal year 2006. The cash and cash equivalents balance increased to $212.2 million in fiscal year 2007, from $163.8 million at March 31, 2006, or by $48.4 million.

  Fiscal year 2007 most significant items:

        The most significant source of cash and cash equivalents for fiscal year 2007 was the gross proceeds of $175.0 million received from the convertible debt issue. This source was partially offset by the EPCOS tantalum business unit acquisition of $105.5 million and capital expenditures of $28.7 million during fiscal year 2007.

  Operations:

        Cash provided by operations was $21.9 million in fiscal year 2007. Non-cash depreciation, amortization and impairment charges of $40.9 million, stock-based compensation expense of $6.8 million and an accounts payable increase of $11.9 million comprised the primary sources during fiscal year 2007. Offsetting these sources was an increase in trade accounts receivable of $23.3 million attributed to higher net sales and an increase in inventories of $11.8 million.

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

  Financing:

        Cash provided by financing activities was $131.3 million in fiscal year 2007. The primary source was the proceeds of $175.0 million received from the Convertible Senior Notes. Partially offsetting this source was a $20 million principal payment on the Senior Notes and a $24.9 million open-market repurchase of the Company's common stock.

Other areas:

        The Board of Directors has previously authorized a share buyback program to purchase up to 11.3 million shares of its common stock on the open market. On February 1, 2008, the Company announced that it was reactivating its share buyback program. Under the reactivation terms of the approval by its Board, the Company was authorized to repurchase up to 5.9 million shares of its common stock. Through March 31, 2008, the Company repurchased of 3.7 million shares for $18.2 million. At March 31, 2008, the Company held 7.9 million shares of treasury stock at a cost of $61.2 million.

        In December 2007, in connection with the refinancing of certain third party indebtedness obtained as part of the acquisition of Arcotronics, the Company entered into a Senior Facility Agreement ("Credit Agreement-B") with UniCredit Banca d'Impresa S.p.A. ("Unicredit") for EUR 50.0 million ($72.0 million) at a floating rate equal to the three month EURIBOR plus 175 basis points. Credit Agreement-B has a final maturity date of December 31, 2008, with the full principal balance payable at maturity.

        In October 2007, in connection with the completion of the acquisition, the Company entered into a Senior Facility Agreement ("Credit Agreement-A") with UniCredit for EUR 47.0 million ($66.8 million) at a floating rate equal to the three month EURIBOR plus 120 basis points. Credit Agreement-A has a final maturity date of April 9, 2009, with the full principal balance payable at maturity.

        In November 2006, the Company sold $175.0 million of its 2.25% Convertible Senior Notes pursuant to the terms of an Indenture dated November 1, 2006. These Convertible Senior Notes have a final maturity date of November 15, 2026 unless earlier redeemed, repurchased or converted. These Convertible Senior Notes have semi-annual interest payments of $2.0 million which began on May 15, 2007.

        In May 1998, the Company sold $100.0 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and the eleven purchasers of the Senior Notes. These Senior Notes have a final maturity date of May 4, 2010, with annual required $20.0 million principal repayments which began on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The terms of the Note Purchase Agreement include various restrictive covenants typical of transactions of this type, and require the Company to meet certain financial tests including a minimum net worth test and a maximum ratio of debt to total capitalization. The net proceeds from the sale of the Senior Notes were used to repay existing indebtedness and for general corporate purposes. The Company was in compliance with its covenants at March 31, 2008, and at the time of this filing. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries. See Note 3 to the consolidated financial statements.

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

        As discussed in Item 3 and Note 10 to the consolidated financial statements, the Company or its subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers' compensation or work place safety cases and environmental issues, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company.

        The Company believes its financial position will permit the financing of its business needs and opportunities.

Commitments

        At March 31, 2008, the Company had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (see Note 3 to the consolidated financial statements) as follows (amounts in thousands):

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$412,681	$108,387	$124,087	$3,766	$176,441
Interest obligations	89,187	16,479	10,834	8,005	53,869
Operating lease obligations	14,527	4,490	5,938	1,991	2,108

	$516,395	$129,356	$140,859	$13,762	$232,418

        Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At March 31, 2008, the Company had outstanding forward exchange contracts that matured within nine months to purchase Mexican pesos with notional amounts of $33.9 million. The fair value of these contracts totaled $0.8 million at March 31, 2008, and they are recorded on the Consolidated Balance Sheets under Accrued expenses. This estimate is currently reflected as income in Accumulated other comprehensive income ("AOCI") on the Consolidated Balance Sheets. The impact of the changes in fair values of these contracts resulted in AOCI, net of taxes, of $0.8 million and $0.9 million for the fiscal years ended March 31, 2008 and March 31, 2007, respectively.

        Certain sales are made in euro. In order to hedge these sales, management purchases forward contracts to sell euro for periods in amounts not to exceed the underlying sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. There were no outstanding euro hedges at March 31, 2008 and 2007.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). FIN No. 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. On April 1, 2007, the Company adopted FIN No. 48. As a result of the adoption, the Company recorded a $3.7 million increase to the opening retained earnings balance and a $0.5 million reduction of goodwill. These adjustments represent the cumulative effect of adoption on prior periods. For additional information regarding these adjustments, refer to Note 5, Income Taxes.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were initially effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2 which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its 2009 consolidated financial statements; however additional disclosures about fair value measurements will be required.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its 2009 consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 or fiscal year 2010. Early adoption is prohibited.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company in the quarter beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No.161 will have on its fourth quarter 2009 consolidated financial statements.

        On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. This standard will have an impact on the Company's financial statements, however, the Company has not yet determined the amount of the impact.

Effect of Inflation

        Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the past three fiscal years except for the following discussion in Commodity Price Risk.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

        The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 3 to the consolidated financial statements. The UniCredit debt has a variable interest rate and a 100 basis point change in the interest rate would yield a $1.5 million change in interest expense.

Foreign Currency Exchange Rate Risk

        A portion of the Company's sales to its customers and operating costs in Europe as well as a portion of its debt is denominated in euro creating an exposure to foreign currency exchange rates. Also, a portion of the Company's costs in its Mexican operations are denominated in Mexican pesos, creating an exposure to foreign currency exchange rates. In order to minimize its exposure, the Company will periodically enter into forward foreign exchange contracts in which the future cash flows in the euro or Mexican peso are hedged against the U.S. dollar (see Note 13 to the consolidated financial statements).

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

        Tantalum powder is a metal used in the manufacture of tantalum capacitors. Management believes tantalum has generally been available in sufficient quantities. However, the limited number of tantalum material suppliers has in the past led to higher prices during periods of increased demand. Although limited, additional suppliers have emerged in the market. This fact, along with the Company's effort to broaden the number of qualified suppliers, should minimize its commodity price risk exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008. Based on this evaluation, the Company's management concluded that as of March 31, 2008, the Company's disclosure controls and procedures are not effective due to the existence of a material weakness. The material weakness is the result of ineffective policies and procedures related to both the accounting for acquisitions in accordance with U.S. generally accepted accounting principles (US GAAP) and in the preparation of financial reporting information from foreign subsidiaries in accordance with US GAAP. Specifically, the Company did not have adequate policies to ensure an appropriate level of involvement of personnel with sufficient expertise in both US GAAP and operations and accounting at foreign subsidiaries to provide for the preparation of consolidated financial statements in accordance with US GAAP. As a result, neither KEMET's initial accounting for the acquisition of Arcotronics nor the reporting of the results of Arcotronics operations in KEMET's preliminary consolidated financial statements were in accordance with US GAAP. These material errors were corrected prior to the issuance of the fiscal 2008 consolidated financial statements. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Management of the Company intends to remediate this material weakness in a timely manner. Subsequent to March 31, 2008, management of the Company hired the former chief financial officer of Arcotronics to manage the accounting group at Arcotronics. In addition, management has contracted with a third-party service provider for the position of a full time equivalent US GAAP accounting professional who joined the Arcotronics accounting group on June 9, 2008. This professional has experience performing Italian GAAP to US GAAP reconciliations. In addition, we plan to engage an international accounting firm to review US GAAP adjustments for at least the first quarter of fiscal year 2009. Management of the Company believes that these enhancements to the Arcotronics accounting group will remediate this material weakness.

(b)   Internal Control over Financial Reporting

        Management has issued its report on internal control over financial reporting, which included management's assessment that the Company's internal control over financial reporting was not effective as of March 31, 2008. Management's report on internal control over financial reporting can be found on page 57 of this Annual Report on Form 10-K. The Company has excluded from this assessment the internal control over financial reporting of Evox Rifa and Arcotronics, which were acquired in April 2007 and October 2007, respectively. Total assets and total net sales subject to Evox Rifa and Arcotronics internal control over financial reporting, combined represented 22% and 24%, respectively, of the Company's consolidated total assets and net sales for fiscal year 2008.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. This report can be found on page 60 of this Annual Report on Form 10-K.

(c)   Changes in Internal Control over Financial Reporting

        The Company continually monitors the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, which includes consideration of internal audit results. There was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position	Years with Company(1)
Per-Olof Loof	57	Chief Executive Officer and Director	3
David E. Gable	48	Executive Vice President and Chief Financial Officer	10
Larry C. McAdams	56	Vice President, Human Resources	24
Daniel E. LaMorte	62	Vice President and Chief Information Officer	4
Conrado Hinojosa	43	Senior Vice President, Tantalum Business Group	9
Charles C. Meeks, Jr.	46	Senior Vice President, Ceramic Business Group	24
Kirk D. Shockley	49	Vice President, Film and Electrolytic Business Group	25
Dr. Phillip M. Lessner	49	Vice President and Chief Technology Officer	12
Dr. Daniel F. Persico	52	Vice President, Strategic Marketing and Business Development	7
John E. Schneider	53	Vice President, Sales—Asia/Pacific	24
Marc Kotelon	44	Vice President Sales—EMEA	14
John J. Drabik	34	Vice President, Sales—Americas	11
R. James Assaf	48	Vice President, General Counsel	*
Michael W. Boone	57	Vice President and Corporate Secretary	21
David S. Knox	44	Vice President and Corporate Controller	*
Frank G. Brandenberg	61	Chairman of the Board of Directors	5
Dr. Wilfried Backes	65	Director	*
Gurminder S. Bedi	60	Director	2
Joseph V. Borruso	67	Director	*
E. Erwin Maddrey, II	67	Director	16
Robert G. Paul	66	Director	2
Joseph D. Swann	66	Director	5

(1)
Includes service with Union Carbide Corporation.

*
Less than one year.

Directors and Executive Officers

        Per-Olof Loof, Chief Executive Officer and Director, was named such in April 2005. Mr. Loof was previously the Managing Partner of QuanStar Unit LLC, a management consulting firm. Prior to this, he served as Chief Executive Officer of Sensormatic Electronics Corporation and in various management roles with Andersen Consulting, Digital Equipment Corporation, AT&T and NCR. Mr. Loof serves as a board member of Global Options Inc., and Devcon International Corporation. He received a "civilekonom examen" degree in economics and business administration from the Stockholm School of Economics.

        David E. Gable, Executive Vice President and Chief Financial Officer, was named such in October 2007. Mr. Gable joined KEMET in 1998 in the position of Corporate Controller, and served in that capacity until he was appointed to the position of Vice President and Chief Financial Officer in September 2003, and was subsequently named Senior Vice President and Chief Financial Officer in June 2005. Prior to joining KEMET, Mr. Gable held numerous financial positions with Michelin North America. He has also had previous experience in public accounting and is a Certified Public Accountant. Mr. Gable received a Masters of Business Administration from Clemson University and a Bachelor of Science in Accounting and Mathematics from Anderson University.

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

        Dr. Wilfried Backes, Director, was named such in March 2008. Dr. Backes served as Executive Vice President and Chief Financial Officer with EPCOS AG, a major public electronics company headquartered in Germany, from 2002 through his retirement in 2006. Dr. Backes previously served as Executive Vice President, Chief Financial Officer and Treasurer of Osram Sylvania, Inc. from 1992 to 2002. Prior to that time, Dr. Backes held various senior management positions with Siemens AG including the position of President and Chief Executive Officer of Siemens Components, Inc. from 1989 to 1992. He received Diplom-Volkswirt and Dr.rer.pol. degrees from Rheinische Freidrich-Wilhelms-Universtät in Bonn, Germany.

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

        Joseph V. Borruso, Director, was named such in March 2008. Mr. Borruso is currently the President of AOEM Consultants, LLC. He served as President and Chief Executive Officer of Hella North America, a manufacturer of automotive lighting and electronics from 1999 through his retirement in 2005. Prior thereto, Mr. Borruso served in various senior management positions, most recently as Executive Vice President of Sales for the Bosch Automotive Group N.A. from 1983 to 1999.

        E. Erwin Maddrey, II, Director, was named such in May 1992. Mr. Maddrey is President of Maddrey and Associates. Mr. Maddrey was President, Chief Executive Officer, and a Director of Delta Woodside Industries, Inc., a textile manufacturer, from 1984 through June 2000. Prior thereto, Mr. Maddrey served as President, Chief Operating Officer, and Director of Riegel Textile Corporation. Mr. Maddrey also serves on the board of directors for Blue Cross/Blue Shield of South Carolina and Delta Apparel Company.

        Robert G. Paul, Director, was named such in July 2006. Mr. Paul is the retired President of the Base Station Subsystems Unit of Andrew Corporation, a global designer, manufacturer, and supplier of communications equipment, services, and systems. From 1991 through July 2003, he was President and CEO of Allen Telecom Inc. which was acquired by Andrew Corporation during 2003. Mr. Paul joined Allen Telecom in 1970 where he built a career holding various positions of increasing responsibility including Chief Financial Officer. Mr. Paul also serves on the board of directors for Rogers Corporation and Comtech Telecommunications Corp. He earned a Bachelor of Science degree in Mechanical Engineering from the University of Wisconsin-Madison and a Masters of Business Administration degree from Stanford University.

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

Other Key Employees

        Conrado Hinojosa, Senior Vice President, Tantalum Business Group, was named such in October 2007. He joined KEMET in 1999 in the position of Plant Manager of the Monterrey 3 plant in Mexico. Mr. Hinojosa later served as the Operations Director for the Tantalum Division in Matamoros, Mexico, and was later named Vice President, Tantalum Business Group in June 2005. Prior to joining KEMET, Mr. Hinojosa held numerous manufacturing positions with IBM de Mexico and had previous experience with Kodak. Mr. Hinojosa received a Masters of Business Administration degree from Instituto Technologico de Estudios Superiores de Monterrey and a Bachelor of Science degree in Mechanical Engineering from Universidad Autonoma de Guadalajara.

        Charles C. Meeks, Jr., Senior Vice President, Ceramic Business Group, was named such in October 2007. He joined UCC/KEMET in 1983 in the position of Process Engineer, and has held various positions of increased responsibility in the manufacturing area including the positions of Plant Manager and Director of Operations—Ceramic Business Group, and was later named Vice President, Ceramic Business Group in June 2005. Mr. Meeks received a Masters of Business Administration degree and a Bachelor of Science degree in Ceramic Engineering from Clemson University.

        Kirk D. Shockley, Vice President, Film and Electrolytic Business Group, was named such in April 2007. He joined UCC/KEMET in 1981 as a Production Supervisor in the Carbon Products Division. He transferred to the Electronics Division in 1984, and has held several positions of increased responsibility in the manufacturing area including the positions of AO Cap (aluminum capacitor) Project Manager and Director of Operations and General Manager for the Company's operations in the People's Republic of China prior to the appointment to his current position. Mr. Shockley received a Bachelor of Science degree in Industrial Management from Purdue University.

        Dr. Philip M. Lessner, Vice President and Chief Technology Officer, joined KEMET in 1996 as a Technical Associate in the Tantalum Technology Group. He has held several positions of increased responsibility in the Technology and Product Management areas including Senior Technical Associate, Director Tantalum Technology, Director Technical Marketing Services, and Vice President Tantalum Technology prior to his appointment to his current position. Mr. Lessner received a PhD in Chemical Engineering from the University of California, Berkeley and a Bachelors of Engineering in Chemical Engineering from Cooper Union.

        Dr. Daniel F. Persico, Vice President, Strategic Marketing and Business Development, joined KEMET in November 1997, and served as Director of Tantalum Technology, Vice President of Tantalum Technology, and Vice President of Organic Process Technology. Prior to his return to KEMET in December 2006, he held the positions of R&D Director at Cabot Corporation and

Executive Vice President and Chief Technology Officer of H.W. Sands Corporation, a manufacturer and distributor of specialty chemicals. Dr. Persico holds a Ph.D. in Chemistry from the University of Texas and a Bachelor of Science degree in Chemistry from Boston College.

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

        Marc Kotelon, Vice President, Sales—EMEA, was named such in July 2005. He joined KEMET in 1994, and has held various positions of increased responsibility in the sales area prior to the appointment to his current position. Mr. Kotelon received a Bachelor of Science degree in Electronics from Ecole Centrale d'Electronique/Paris.

        John Drabik, Vice President, Sales—Americas, joined KEMET in 1997 as a Sales Trainee in the Company's sales development program. He has held positions of increasing responsibility in Sales and Product Management since that time, including Sales Representative, District Manager, Product Manager—Ceramic SMD and, just prior to the appointment to his current position, Director, Product Line Management, Ceramic. Mr. Drabik holds a Bachelor of Science degree in Management with a Minor in Marketing from Purdue University.

        R. James Assaf, Vice President, General Counsel, joined KEMET as such in March 2008. Prior to joining KEMET, Mr. Assaf served as General Manager for InkSure Inc., a start-up seller of product authentication solutions. He had also previously held several positions with Sensormatic Electronics Corporation, including Associate General Counsel and Director of Business Development, Mergers & Acquisitions. Prior to Sensormatic, Mr. Assaf served as an Associate Attorney with the international law firm Squire Sanders & Dempsey. Mr. Assaf received his Bachelor of Arts degree from Kenyon College and his Juris Doctor degree from Case Western Reserve University School of Law.

        Michael W. Boone, Vice President and Corporate Secretary was named such in July 2007. Mr. Boone joined KEMET in June 1987 as Manager of Credit and Cash Management and has previously held the positions of Treasurer and Senior Director of Finance before his appointment to his current position. Mr. Boone holds a Bachelor of Business Administration degree in Banking and Finance from the University of Georgia.

        David S. Knox, Vice President and Corporate Controller joined KEMET as such in February 2008. From November 1999 through February 2008 Mr. Knox held various financial positions at Unifi, Inc. and was the Corporate Controller from August 2002 through February 2008. Mr. Knox received a Bachelors of Science degree in Business Administration from the University of North Carolina at Chapel Hill and is a Certified Public Accountant.

Audit Committee

        KEMET has an Audit Committee made up of the following independent, non-management directors: E. Erwin Maddrey, II (Chairman of Audit Committee), Wilfried Backes, and Robert G. Paul. Mr. Maddrey is KEMET's "Audit Committee Financial Expert"; however, both Dr. Backes and Mr. Paul have prior financial statement experience. Messrs. Maddrey and Paul have served on audit committees with other companies. The Charter for KEMET's Audit Committee (the "Charter") can be found in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2008, which is incorporated herein by reference. The Charter can also be downloaded, free of charge, from KEMET's website at http://www.kemet.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2008. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2008, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2008.

Equity Compensation Plan Disclosure

        The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of March 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	4,831,390	$8.78	1,451,495
Equity compensation plans not approved by stockholders	1,428,310	14.27	294,105

Total	6,259,700	$10.03	1,745,600

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2008.

PART IV

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding the fees and services of KEMET's principal accountants is incorporated by reference to the material under the heading "Appointment of Independent Registered Public Accounting Firm" in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2008.

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

(a)
(3)    List of Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

2.1	Combination Agreement dated February 19, 2007 between KEMET Corporation and Evox Rifa Group Oyj (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 19, 2007).
2.2
Sale and Purchase Agreement dated August 10, 2007 between Blue Skye (Lux) S.a r.l. and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 16, 2007).
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
10.7
Form of KEMET Electronics Corporation Standard Order Acknowledgment, Quotation, and Volume Purchase Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056] ).
10.8	Form of KEMET Electronics Corporation Product Warranty (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.10
Form of Deferred Compensation Plan for Key Managers effective January 1, 1995 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).
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
10.18	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 [Reg. No. 333-123308]).
10.20
Registration Statement under the Securities Act of 1933, dated and filed Form S-3 on February 28, 2007, and the Prospectus Supplement dated and filed on Form 424 B3 on April 26, 2007, related to Convertible Senior Notes and shares issuable upon conversion of the Notes.
10.21
Amendment to the Compensation Plan for its executive officers dated May 3, 2007 and filed as an Exhibit to Form 8-K on May 9, 2007, an Amendment to the Compensation Plan for its executive officers dated July 19, 2007 and filed as an Exhibit to Form 8-K on July 25, 2007, Amendment to the Compensation Plan for its executive officers dated March 28, 2008 and filed as an Exhibit to Form 8-K on April 3, 2008 and an Amendment to the Compensation Plan for its executive officers dated May 16, 2008, and filed as an Exhibit to Form 8-K on May 23, 2008.
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
10.23
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers dated May 5, 2008 (incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008).

14.1	KEMET Corporation Code of Business Integrity and Ethics filed as Exhibit 10.19 with the Company's Form 10-K for the fiscal year ended March 31, 2007, which is incorporated herein by reference.
21.1	Subsidiaries of KEMET Corporation
23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm
23.2	Consent of Deloitte and Touche S.p.A. Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302
31.2	Certification of the Chief Financial Officer Pursuant to Section 302
32.1	Certification of the Chief Executive Officer Pursuant to Section 906
32.2	Certification of the Chief Financial Officer Pursuant to Section 906

Management's Assessment of Internal Control Over Financial Reporting

KEMET Corporation and Subsidiaries

MANAGEMENT RESPONSIBILITY FOR FINANCIAL INFORMATION

        Responsibility for the integrity and objectivity of the financial information presented in this Annual Report rests with KEMET's management. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, applying certain estimates and judgments as required.

        In meeting its responsibility, management relies on its internal control. Internal control is designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. It consists, in part, of organizational arrangements with clearly defined lines of responsibility and delegation of authority, and comprehensive systems and control procedures.

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

        See "Management's Report on Internal Control over Financial Reporting" that follows for additional discussion.

        KPMG LLP, an independent registered public accounting firm, is retained to audit KEMET's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting. Its reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

        The Audit Committee of the Board of Directors is composed solely of independent, non-management directors, and is responsible for recommending to the Board the independent registered public accounting firm to be retained for the coming year, subject to stockholder ratification. The Audit Committee meets periodically and privately with the independent registered public accounting firm, with the Company's internal auditors, as well as with KEMET management, to review accounting, auditing, internal control and financial reporting matters.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as defined in Exchange Act Rule 13a-15(f).

        Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired Evox Rifa Group Oyj and subsidiaries ("Evox Rifa") and Arcotronics Italia S.p.A. and subsidiaries ("Arcotronics") during fiscal year 2008, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2008, Evox Rifa and Arcotronics' internal control over financial reporting associated with total assets of $473.2 million (of which $151.8 million represents goodwill and intangible assets included within the scope of the assessment) and total net sales of $201.2 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended March 31, 2008.

        Based on this assessment, management identified the following material weakness in internal control over financial reporting as of March 31, 2008-

        The Company had ineffective policies and procedures related to both the accounting for acquisitions in accordance with U.S. generally accepted accounting principles (US GAAP) and in the preparation of financial reporting information from foreign subsidiaries in accordance with US GAAP. Specifically, the Company did not have adequate policies to ensure an appropriate level of involvement of personnel with sufficient expertise in both US GAAP and operations and accounting at foreign subsidiaries to provide for the preparation of consolidated financial statements in accordance with US GAAP. As a result, neither KEMET's initial accounting for the acquisition of Arcotronics nor the reporting of the results of Arcotronics operations in KEMET's preliminary consolidated financial statements were in accordance with US GAAP. These material errors were corrected prior to the issuance of the fiscal 2008 consolidated financial statements.

        As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2008.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which follows this report on page 60.

/s/ PER-OLOF LOOF Per-Olof Loof Chief Executive Officer	/s/ DAVID E. GABLE David E. Gable Chief Financial and Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors
KEMET Corporation:

        We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Arcotronics Italia S.p.A and subsidiaries (Arcotronics Group), a wholly-owned subsidiary, which statements reflect total assets constituting approximately 28 percent and total net sales constituting approximately 10 percent in 2008, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Arcotronics Group, is based solely on the report of the other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 1 and 6 to the consolidated financial statements, effective April 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        As discussed in Note 4 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of March 31, 2007.

        As discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of April 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KEMET Corporation's internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 16, 2008 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Greenville, South Carolina June 16, 2008	/s/ KPMG LLP KPMG LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KEMET Corporation:

        We have audited KEMET Corporation's internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KEMET Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Included in Item 15 of the Annual report on Form 10-K). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to policies ensuring the involvement of personnel with sufficient U.S. generally accepted accounting principles expertise at foreign subsidiaries has been identified and included in management's assessment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated June 16, 2008, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, KEMET Corporation has not maintained effective internal control over financial reporting as of March 31, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        KEMET Corporation acquired Evox Rifa Group Oyj and subsidiaries (Evox Rifa Group) and Arcotronics Italia S.p.A. and subsidiaries (Arcotronics Group) during 2008, and management excluded from its assessment of the effectiveness of KEMET Corporation's internal control over financial reporting as of March 31, 2008, Evox Rifa Group and Arcotronics Group's internal control over financial reporting associated with total assets of approximately $473.2 million (of which $151.8 million represents goodwill and intangible assets included within the scope of the assessment) and total net sales of approximately $201.2 million included in the consolidated financial statements of KEMET Corporation and subsidiaries as of and for the year ended March 31, 2008. Our audit of internal control over financial reporting of KEMET Corporation also excluded an evaluation of the internal control over financial reporting of Evox Rifa Group and Arcotronics Group.

Greenville, South Carolina June 16, 2008	/s/ KPMG LLP KPMG LLP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Arcotronics Italia S.p.A.
Sasso Marconi, Italy

        We have audited the consolidated balance sheet of Arcotronics Italia S.p.A. and subsidiaries (the "Company") (a wholly owned subsidiary of KEMET Electronics Corporation, the "Parent Company") as of March 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from October 12, 2007 (acquisition date) to March 31, 2008 (all expressed in euros and not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arcotronics Italia S.p.A. and subsidiaries as of March 31, 2008, and the results of their operations and their cash flows for the period from October 12, 2007 (acquisition date) to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE S.P.A.

Bologna, Italy
May 30, 2008

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except per share data)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$87,933	$212,202
Accounts receivable, net	197,258	108,830
Inventories	243,714	153,868
Other current assets	9,142	6,816
Deferred income taxes	4,017	5,181

Total current assets	542,064	486,897

Property, plant and equipment, net	475,912	349,174
Assets held for sale	4,638	3,647
Investments in U.S. government marketable securities	—	45,767
Goodwill	182,273	36,552
Intangible assets, net	35,786	14,260
Other assets	11,227	7,229

Total assets	$1,251,900	$943,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$108,387	$20,000
Accounts payable, trade	131,468	70,799
Accrued expenses	59,626	49,777
Income taxes payable	3,524	7,225

Total current liabilities	303,005	147,801

Long-term debt	304,294	238,744
Postretirement benefits and other non-current obligations	80,130	19,587
Deferred income taxes	21,679	1,636
Stockholders' equity:
Common stock, par value $0.01, authorized 300,000, shares issued 88,240 and 88,155 shares at March 31, 2008 and 2007, respectively	882	882
Additional paid-in capital	323,359	321,059
Retained earnings	214,180	228,118
Accumulated other comprehensive income (loss)	65,565	30,418
Treasury stock, at cost (7,950 and 4,403 shares at March 31, 2008 and 2007, respectively)	(61,194)	(44,719)

Total stockholders' equity	542,792	535,758

Total liabilities and stockholders' equity	$1,251,900	$943,526

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2008	2007	2006
Net sales	$850,120	$658,714	$490,106
Operating costs and expenses:
Cost of sales	694,695	517,443	399,264
Selling, general and administrative expenses	99,048	89,450	49,660
Research and development	35,699	33,385	25,976
Gain on sale of intellectual property	—	—	(2,917)
Restructuring and impairment charges	29,559	12,572	28,319

Total operating costs and expenses	859,001	652,850	500,302

Operating income (loss)	(8,881)	5,864	(10,196)
Other (income) expense:
Interest income	(6,061)	(6,283)	(5,640)
Interest expense	14,074	7,174	6,628
Other (income) expense, net	(4,412)	(2,487)	916

Income (loss) before income taxes	(12,482)	7,460	(12,100)
Income tax expense (benefit)	5,111	563	(12,475)

Net income (loss)	$(17,593)	$6,897	$375

Net income (loss) per share:
Basic	$(0.21)	$0.08	$—
Diluted	(0.21)	0.08	—

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2005	86,563	$880	$317,728	$220,846	$2,669	$(26,920)	$515,203
Comprehensive income (loss):
Net income (loss)	—	—	—	375	—	—	375
Unrealized gain (loss) on foreign exchange contracts, net	—	—	—	—	(3,018)	—	(3,018)
Unrealized securities gain, net	—	—	—	—	1,104	—	1,104
Foreign currency translation gain (loss)	—	—	—	—	(136)	—	(136)
Mark to market U.S. treasuries	—	—	—	—	(2,962)	—	(2,962)

Total comprehensive income (loss)				375	(5,012)		(4,637)
Exercise of stock options	237	—	(2,829)	—	—	4,364	1,535
Purchases of stock by employee savings plan	79	1	601	—	—	—	602

Balance at March 31, 2006	86,879	881	315,500	221,221	(2,343)	(22,556)	512,703
Comprehensive income (loss):
Net income (loss)	—	—	—	6,897	—	—	6,897
Unrealized gain on foreign exchange contracts, net	—	—	—	—	854	—	854
Unrealized securities loss, net	—	—	—	—	(627)	—	(627)
Foreign currency translation gain	—	—	—	—	7,271	—	7,271
Mark to market U.S. treasuries	—	—	—	—	1,870	—	1,870

Total comprehensive income (loss)				6,897	9,368		16,265
Effect of SFAS No. 158	—	—	—	—	23,393	—	23,393
Exercise of stock options	138	—	(1,718)	—	—	2,515	797
Stock-based compensation expense	—	—	6,811	—	—	—	6,811
Vesting of restricted stock	27	—	—	—	—	269	269
Purchases of stock by employee savings plan	52	1	466	—	—	—	467
Treasury stock repurchase	(3,344)	—	—	—	—	(24,947)	(24,947)

Balance at March 31, 2007	83,752	882	321,059	228,118	30,418	(44,719)	535,758
Comprehensive income (loss):
Net income (loss)	—	—	—	(17,593)	—	—	(17,593)
Unrealized gain (loss) on foreign exchange contracts, net	—	—	—	—	(91)	—	(91)
Changes in pension net prior service credit and actuarial gains, net	—	—	—	—	154	—	154
Changes in net prior service credit and actuarial gains, net	—	—	—	—	(1,213)	—	(1,213)
Foreign currency translation gain	—	—	—	—	35,205	—	35,205
Mark to market U.S. treasuries	—	—	—	—	1,092	—	1,092

Total comprehensive income (loss)				(17,593)	35,147		17,554
Adjustment to adopt FIN 48	—	—	—	3,655	—	—	3,655
Exercise of stock options	22	—	(91)	—	—	222	131
Stock-based compensation expense	—	—	3,340	—	—	—	3,340
Vesting of restricted stock	150	—	(1,524)	—	—	1,524	—
Purchases of stock by employee savings plan	85	—	575	—	—	—	575
Treasury stock repurchase	(3,719)	—	—	—	—	(18,221)	(18,221)

Balance at March 31, 2008	80,290	$882	$323,359	$214,180	$65,565	$(61,194)	$542,792

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Years Ended March 31,
	2008	2007	2006
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$(17,593)	$6,897	$375
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges	58,782	40,854	49,570
Gain on investments	—	—	(1,913)
Gain on sale of investment in affiliate	—	(1,373)	—
Stock-based compensation expense	3,340	6,811	—
Loss on disposal on fixed assets	106	230	1,158
Deferred income taxes	1,623	3,210	(687)
Changes in assets and liabilities:
Accounts receivable	1,810	(23,291)	(9,229)
Inventories	(8,214)	(11,816)	5,882
Prepaid expenses and other current assets	3,217	2,568	1,749
Accounts payable, trade	(15,499)	11,876	8,308
Accrued expenses and income taxes	(42,329)	(3,261)	(8,717)
Deferred income taxes payable	(5,032)	898	—
Other non-current obligations	1,122	(10,695)	(4,812)
Other	(1,896)	(975)	(1,261)

Net cash provided by (used in) operating activities	(20,563)	21,933	40,423

Investing activities:
Proceeds from maturity of short-term investments	46,076	—	35,000
Proceeds from sale of short-term investments	—	4,902	45,403
Proceeds from sale of long-term investments	—	21,530	35,349
Proceeds from sale of investment in affiliate	—	1,679	—
Capital expenditures	(43,605)	(28,670)	(22,846)
Proceeds from sale of equipment and building	3,018	1,444	—
Proceeds from sale of fuel cell business	5,759		—
Acquisitions, net of cash received	(69,896)	(105,453)	—
Other	(768)	239	1,414

Net cash provided by (used in) investing activities	(59,416)	(104,329)	94,320

Financing activities:
Proceeds from sale of common stock to employee savings plan	575	467	602
Proceeds from issuance of long-term debt	142,014	175,000	—
Payment on long-term debt	(170,150)	(20,000)	—
Debt issuance costs	(602)	—	—
Purchase of treasury stock	(18,221)	(24,947)	—
Proceeds from exercise of stock options	131	797	1,535

Net cash provided by (used in) financing activities	(46,253)	131,317	2,137

Net increase (decrease) in cash and cash equivalents	(126,232)	48,921	136,880
Effect of foreign currency fluctuations on cash	1,963	(497)	—
Cash and cash equivalents at beginning of fiscal year	212,202	163,778	26,898

Cash and cash equivalents at end of fiscal year	$87,933	$212,202	$163,778

Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$9,330	$5,994	$6,660
Income taxes (received) paid	6,198	955	(7,057)

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1:    Organization and Significant Accounting Policies

Nature of Business and Organization

        KEMET Corporation which together with its subsidiaries is referred to herein as "KEMET" or the "Company" is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, film capacitors, electrolytic capacitors, paper capacitors and solid aluminum capacitors. The Company is headquartered in Simpsonville, South Carolina, and has manufacturing plants and distribution centers located in the southeastern United States, Mexico, Europe and Asia. Additionally, the Company has wholly-owned foreign subsidiaries which primarily provide sales support for KEMET's products in foreign markets.

        Using the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," KEMET is organized into three distinct business groups: Tantalum, Ceramic and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups based on the business groups' respective manufacturing costs (see Note 7).

Basis of Presentation

        Certain amounts for fiscal year 2007 have been reclassified to conform with the fiscal year 2008 presentation.

Principles of Consolidation

        The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. During fiscal year 2008, the Company acquired Evox Rifa Group Oyj and Arcotronics Italia S.p.A. effective April 24, 2007 and October 12, 2007, respectively.

Cash Equivalents

        Cash equivalents of $22.1 million and $168.4 million at March 31, 2008 and 2007, respectively, consist of money market accounts with an initial term of less than three months. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

        During April 2006 and in conjunction with a contractual provision in a commercial agreement, KEMET put in place a performance bond in the amount of EUR 2.5 million through a European bank. A corresponding interest-bearing deposit was placed with a European bank. The deposit is in KEMET's name and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made against the bond. The bond continues to be valid through the March 31, 2010.

        A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax ("VAT") registration in The Netherlands. The bank guarantee is in the amount of EUR 1.5 million. A corresponding interest-bearing deposit was placed with a European bank. The deposit is in KEMET's name and KEMET receives all interest

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made. The bank guarantee has no expiration date.

Liquidity and Capital Resources

        The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on its indebtedness. The Company defines working capital to be total current assets less total current liabilities as reflected on the Consolidated Balance Sheets.

        Based on the Company's current operating plans, it expects that cash generated from operations will be sufficient to cover its operating requirements beyond a year from the balance sheet date. The significant use of cash from operations in the fourth quarter of fiscal year 2008 was primarily for restructuring and integration needs that are expected to be significantly less in the future and are dependent on future cash generated from operations.

        The Company is currently negotiating working capital facilities to provide additional working capital flexibility and to be in place in the event market conditions change and the Company's operating plans are not realized. The Company expects these working capital facilities to be in place early in the second quarter which will add $40—$50 million of additional capital, which the Company believes to be sufficient in the event of adverse market conditions. However, there can be no assurance that the Company will be able to secure such facilities or that such facilities will be on terms acceptable to the Company.

        The Company's liquidity and ability to meet its financial obligations and realize its current operating plans in fiscal year 2009 and beyond will be dependent on its ability to meet the payment obligations under its debt agreements, maintain compliance with the financial covenants in our Senior Notes and provide financing for working capital. The Senior Notes contain financial covenants, including but not limited to the requirement to maintain a certain level of net equity, which is measured quarterly throughout the term of this agreement.

        During the fourth quarter the decline in the Company's stock price prompted management to perform an interim evaluation of goodwill impairment as of March 31, 2008. This interim evaluation indicated that no impairment charge was required as of March 31, 2008. However, the Company will test for impairment at its annual impairment date of June 30, 2008 and going forward as conditions change, including evaluation of the trading price of the Company's stock. In the event that it is determined that the carrying value of the Company's goodwill is impaired, the charge associated with this impairment may cause the Company to violate its financial covenants. In the absence of a written waiver of this financial covenant violation, the Company would be in default under its Senior Notes, which could lead to a demand for immediate repayment of the outstanding balance due under the Senior Notes and could lead to a default under the borrowings from UniCredit Corporate Banking S.p.A. ("UniCredit Banking") under the Credit Agreement-A and Credit Agreement-B. In the event that such a violation occurs and no waiver is obtained, the Company expects that it would have sufficient resources on hand to repay the Senior Notes. There can be no assurances that the Company will be able to obtain such waiver, that the Company will have sufficient resources on hand to repay the Senior Notes or that the Company could cure its default on the UniCredit Banking credit facilities.

        On June 4, 2008, the Company announced that it has agreed to terms of a new medium-term credit facility in the principal amount of EUR 95.0 million with UniCredit Banking. The Company has

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

received a Commitment Letter from UniCredit Banking, and is in the process of finalizing the definitive loan documentation with the bank. Under the terms of the new credit facility, KEMET will repay the principal amount in equal, semiannual installments during the six-year term. The credit facility will be priced at EURIBOR + 1.70%, and will be unsecured. The use of proceeds from the new credit facility will be to refinance two existing short-term credit facilities with UniCredit (Credit Agreement-A and Credit Agreement-B) totaling EUR 96.8 million and currently scheduled to mature in December 2008 and April 2009.

Investments

        During fiscal year 2008, investments consisted of debt securities and an equity security of a privately-held company. The debt securities, which consisted of U.S. government marketable securities, were sold during the quarter ended September 30, 2007 for $46.1 million and the proceeds were reinvested in money market accounts. In connection with the sale, the Company realized a $0.4 million loss which was previously recorded in Accumulated other comprehensive income (loss) ("AOCI"). The Company has an equity investment with less than 20% ownership interest in a privately-held company. The Company does not have the ability to exercise significant influence over this company. The investment is accounted for under the cost method and the carrying value is $0.1 million. All of the aforementioned investments are included in "Investments in U.S. government marketable securities" or "Other assets" on the Consolidated Balance Sheets.

        A decline in market value of any securities below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to income (loss) and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Derivative Financial Instruments

        The Company uses certain derivative financial instruments to reduce exposures to volatility of foreign currencies.

        The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative financial instruments not designated as a hedge, changes in fair value are recognized in income (loss). For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in AOCI until the hedged item is recognized in income (loss). Ineffectiveness is recognized immediately in income (loss). For derivatives designated as fair value hedges, changes in fair value are recognized in income (loss).

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

Inventories

        Inventories are stated at the lower of cost or market. The carrying value of inventory is reviewed and adjusted based on slow moving and obsolete items, historical shipments, customer forecasts and backlog and technology developments. Inventory costs include material, labor and manufacturing overhead and is determined by the "first-in, first-out" ("FIFO") method. The Company has consigned inventory at certain customer locations totaling $5.6 million and $5.0 million at March 31, 2008 and 2007, respectively.

Property and Equipment

        Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires entities to test long-lived assets, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of such assets. An impairment loss would be recognized for an asset that is assessed as being impaired. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those items include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Fair market value is based on the discounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. The Company recorded $4.2 million and $12.1 million in impairment losses for the fiscal years ended March 31, 2008, and 2006, respectively (see Note 11).

Goodwill and Intangible Assets

        The Company applies the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. See Note 2, "Goodwill and Intangible Assets" for a further discussion on the annual goodwill and other identifiable intangible assets impairment tests.

        The Company's goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of each reporting group as defined under SFAS No. 142, with the corresponding carrying amounts. If the reporting group's aggregated carrying amount exceeds its fair value, then an indication exists that the reporting group's goodwill may be impaired. The

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

impairment to be recognized is measured by the amount by which the carrying value of the reporting group being measured exceeds its fair value, up to the total amount of its assets. The Company determined the fair value of its reporting groups based on a market approach (Guideline Public Company Method) which examines transactions in the marketplace involving the sale of the stocks of similar but publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET or utilizing a discounted cash flow model.

        The Company performs its impairment test during the first quarter of each fiscal year and when otherwise warranted. The Company performed this impairment test in the quarters ended March 31, 2008, December 31, 2007, June 30, 2007, and June 30, 2006, and concluded that no goodwill impairment existed.

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

Other Assets

        Other assets consist principally of the funding related to a deferred compensation plan in the U.S. and debt issuance costs.

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

Stock-based Compensation

        Prior to April 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for stock options. Under APB No. 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair value of the underlying stock on the date of grant. The Company elected the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provided pro forma disclosure of earnings as if stock compensation were recognized on a fair-value basis. Since the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Company's Consolidated Statements of Operations prior to fiscal year 2007. If compensation cost would have been determined based on the fair value at the date of grant under SFAS No. 123, "Accounting for Stock-

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

Based Compensation," pro forma net income (loss) and income (loss) per share would have been as follows (amounts in thousands, except per share amounts):

Fiscal Year Ended March 31, 2006
Net income as reported	$375
Basic and diluted net income per share as reported	—
Stock-based employee compensation cost, net of related tax effects, included in net income (loss) as reported	—
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value based method had been applied	(5,493)
Pro forma net income (loss)	(5,118)
Basic and diluted pro forma net income (loss) per share	(0.06)

        Stock options were granted during fiscal years 2008, 2007 and 2006. The fair value and related compensation expense of options were calculated as of the issuance date using the Black Scholes model with the following assumptions:

	Fiscal Years Ended March 31,
	2008	2007	2006
Dividend yield	—	—	—
Expected volatility	40.5%	43.5%	43.8%
Risk-free interest rate	3.6%	4.0%	4.3%
Expected option lives in years	6.0	6.0	5.0

        In the first quarter of fiscal year 2007, the Company implemented SFAS No. 123(R), "Share-Based Payment." This standard requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.

Concentrations of Credit and Other Risks

        The Company sells to customers globally. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. TTI accounted for over 10% of the Company's net sales in fiscal year 2008. Arrow Electronics and TTI in fiscal years 2007 and 2006 accounted for over 10% of the Company's net sales. There were no customers' accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2008 and 2007.

        The Company, as well as the industry, utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to the end-users. For the fiscal years ended March 31, 2008, 2007, and 2006, net sales to electronics distributors accounted for 47.6%, 53.8%, and 58.0%, respectively, of the Company's total net sales.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

Foreign Subsidiaries

        Financial statements of certain of the Company's foreign subsidiaries are prepared using the U.S. dollar as their functional currency. Translation of these foreign operations, as well as gains and losses from non-U.S. dollar foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are reported in the Consolidated Statements of Operations.

        Translation of other foreign operations to U.S. dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Such translation gains or losses are recognized as a component of equity in AOCI.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (losses), currency forward contract gains (losses), foreign currency translation gains (losses), unrealized gains (losses) from available-for-sale securities, defined benefit postretirement adjustments, change in pension net prior service credit and actuarial gain (loss), and unrealized gains (losses) from cash flow hedges and is presented in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss).

        Accumulated other comprehensive income (loss) contained in the stockholders' equity section of the Consolidated Balance Sheets consists of the following (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007
Currency forward contract gains (losses)	$763	$854
Currency translation gains (losses)	42,468	7,263
Unrealized investment gains (losses)	—	(1,092)
Defined benefit postretirement plan adjustments	22,180	23,393
Defined benefit pension plans	154	—

	$65,565	$30,418

        There was no income tax impact on unrealized securities losses at March 31, 2007.

Revenue Recognition

        The Company recognizes revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

        A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. The Company's distributor policy includes inventory price protection and "ship-from-stock and debit" ("SFSD") programs common in the industry.

        The price protection policy protects the value of the distributors' inventory in the event the Company reduces its published selling price to distributors. This program allows the distributor to debit the Company for the difference between KEMET's list price and the lower authorized price for specific parts. The Company establishes price protection reserves on specific parts residing in distributors' inventories in the period that the price protection is formally authorized by management. Domestic distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, will not exceed 5% of their rolling three month purchases. Foreign distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, will not exceed 5% of their rolling three month purchases. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets.

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

        The establishment of these allowances is recognized as a component of the line item Net sales on the Consolidated Statements of Operations, while the associated reserves are included in the line item Accounts receivable, net on the Consolidated Balance Sheets. A summary of sales allowances is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007
Ship from stock and debit	$9,439	$10,385
Returns	1,843	1,490
Price protection	—	9
Other	803	111

Allowance for SFSD, customer returns, price protection, and other	12,085	11,995
Allowance for doubtful accounts	189	274

Total accounts receivable reserves	$12,274	$12,269

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

        The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company's liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of Net sales for March 31, 2008, 2007, and 2006. The Company recognizes warranty costs when identified.

Factoring of Receivables

        Arcrotronics factors a portion of its accounts receivables through factoring transactions. As of March 31, 2008 all factoring transactions were with recourse to the seller. These transactions do not meet the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"), for asset derecognition. Consequently, as of March 31, 2008, EUR 5.4 million ($8.5 million) of receivables sold through factoring transactions are recorded in the consolidated balance sheet in the line item "Accounts receivable, net." A corresponding liability, amounting to EUR 2.2 million ($3.5 million) related to the advance cash received from the factoring agent, is recorded in the line item "Short-term debt."

Shipping and Handling Costs

        The Company's shipping and handling costs are reflected in Cost of sales in the Consolidated Statements of Operations. Shipping and handling costs were $19.5 million, $9.2 million, and $8.6 million in the fiscal years ended March 31, 2008, 2007, and 2006, respectively.

Exit Costs

        The Company applies the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," is incurred.

Income (Loss) per Share

        The Company calculates income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is computed using the weighted-average number of shares outstanding. Diluted income (loss) per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and for any put options issued by the Company, if such effects are dilutive.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for accounts receivables, price protection and customers' returns, and deferred income taxes; environmental liabilities; valuation of derivative instruments and assets and obligations related to employee benefits. Actual results could differ from these estimates and assumptions.

Impact of Recently Issued Accounting Standards

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. On April 1, 2007, the Company adopted FIN No. 48. As a result of the adoption, the Company recorded a $3.7 million increase to the opening retained earnings balance and a $0.5 million reduction of goodwill. These adjustments represent the cumulative effect of adoption on prior periods. For additional information regarding these adjustments, refer to Note 5, Income Taxes.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS No. 157 were initially effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2 which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its 2009 consolidated financial statements, however additional disclosures about fair value measurements will be required.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its 2009 consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1:    Organization and Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 or fiscal year 2010. Early adoption is prohibited.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its fourth quarter of fiscal year 2009 consolidated financial statements.

Note 2:    Goodwill and Intangible Assets

        For purposes of determining the fair value of its trademarks, the Company utilizes a discounted cash flow model which considers the costs of royalties in the absence of trademarks owned by the Company. Based upon the Company's analysis of legal, regulatory, contractual, competitive and economic factors, the Company deemed that trademarks, which consist of the KEMET and KEMET Charged trade name and logo, have an indefinite useful life because they are expected to contribute to cash flows indefinitely.

        The Company's goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting units as defined under SFAS No. 142, with carrying amounts. If the reporting unit's aggregate carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets. In the first quarter of fiscal year 2008, the Company determined fair value based on an income approach.

        The Company performs its impairment test during the first quarter of each fiscal year and when otherwise warranted. The Company performed this impairment test in the quarters ended March 31, 2008, December 31, 2007, June 30, 2007, and June 30, 2006, and concluded that no goodwill impairment existed.

        In fiscal year 2008, the Company acquired Arcotronics Italia S.p.A. ("Arcotronics"), for a purchase price of approximately $24.8 million and approximately $8.5 million for acquisition related costs. The acquisition included manufacturing operations as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. Arcotronics is managed and reported under the Film and Electrolytic Business Group. Goodwill and amortized intangibles related to the acquisition of Arcotronics amounted to $129.0 million and $11.2 million, respectively, at March 31, 2008.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2:    Goodwill and Intangible Assets (Continued)

        In fiscal year 2008, the Company acquired Evox Rifa Group Oyj ("Evox Rifa"), for a purchase price of approximately $40.8 million, including approximately $2.8 million for acquisition related costs. The acquisition included manufacturing operations as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. Evox Rifa is managed and reported under the Film and Electrolytic Business Group. Goodwill and amortized intangibles related to the acquisition of Evox Rifa amounted to $17.9 million and $11.4 million, respectively, at March 31, 2008.

        In fiscal year 2007, the Company acquired the tantalum business unit of EPCOS, for a purchase price of approximately $105.8 million. The acquisition included a tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. With this purchase the Company recorded approximately $6.1 million of goodwill. Also, the Company recorded approximately $0.4 million of trademarks, $1.6 million of patents and $0.8 million of noncompete agreement. The noncompete agreement is amortized using the straight line method over five years. All of the above costs are related to the Tantalum Business Group.

        The following table highlights the Company's goodwill and intangible assets (amounts in thousands):

	March 31, 2008		March 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized Intangibles:
Goodwill	$182,273		$36,552
Trademarks	7,617		7,617

Unamortized intangibles	189,890		44,169

Amortized Intangibles:
Patents and technology—5-25 years	39,646	$12,300	16,297	$10,351
Other—5-10 years	1,730	907	1,725	1,028

Amortized intangibles	41,376	13,207	18,022	11,379

	$231,266	$13,207	$62,191	$11,379

	Expected Amortization Expense Fiscal Years Ended March 31,
	2009	2010	2011	2012	2013
Patents and technology	$3,803	$3,643	$2,834	$2,212	$1,440
Other	88	81	81	81	81

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2:    Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the year ended March 31, 2008 and 2007 are as follows (amounts in thousands).

	Fiscal Years Ended March 31,
	2008	2007
Balance at the beginning of fiscal year	$36,552	$30,471
Acquisitions	130,838	6,081
Effect of foreign currency fluctuations	14,883	—

Balance at the end of fiscal year	$182,273	$36,552

        The following table summarizes each segment's goodwill (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007
Tantalum	$23,653	$23,233
Ceramic	12,418	13,319
Film and Electrolytic	146,202	—

	$182,273	$36,552

Note 3:    Debt

        A summary of long-term debt is as follows (dollars in millions):

	Fiscal Years Ended March 31,
	2008	2007
UniCredit Agreement-A	$74.3	$—
UniCredit Agreement-B	79.1	—
Senior Notes	60.0	80.0
Convertible Debt	175.0	175.0
Other	24.3	3.7

Total debt	412.7	258.7
Current maturities	(108.4)	(20.0)

Total long-term debt	$304.3	$238.7

UniCredit

        In October 2007, in connection with the completion of the acquisition of Arcotronics Italia S.p.A. ("Arcotronics"), the Company entered into a Senior Facility Agreement ("Credit Agreement-A") with UniCredit Banca d'Impresa S.p.A. ("UniCredit") whereby UniCredit agreed to lend to the Company up to EUR 47 million ($66.8 million). The Company's initial drawdown of EUR 45.8 million ($65.1 million) under Credit Agreement-A was used to repay certain outstanding indebtedness of

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3:    Debt (Continued)

Arcotronics and for general corporate purposes. On December 20, 2007, the Company borrowed an additional EUR 1.0 million ($1.4 million) under Credit Agreement-A in connection with the refinancing of certain third party indebtedness as described below.

        Material terms and conditions of Credit Agreement-A are as follows:

(i)	Maturity:	April 9, 2009
(ii)	Interest Rate:	Floating at three month EURIBOR plus 120 basis points
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

        In December 2007, in connection with the refinancing of certain third party indebtedness acquired as part of the acquisition of Arcotronics the Company entered into an additional Senior Facility Agreement ("Credit Agreement-B") with UniCredit whereby UniCredit agreed to lend to the Company EUR 50 million ($72.0 million). The Company used the proceeds from this borrowing, together with cash on hand and the drawdown of EUR 1.0 million ($1.4 million) under Credit Agreement-A with UniCredit, to refinance such third party indebtedness of Arcotronics

        Material terms and conditions of Credit Agreement-B are as follows:

(i)	Maturity:	December 31, 2008
(ii)	Interest Rate:	Floating at three month EURIBOR plus 175 basis points
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

Senior Notes

        In May 1998, the Company sold $100 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven purchasers of the Senior Notes. The Senior Notes have a final maturity date of May 4, 2010, and began amortizing on May 4, 2006. The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. The aggregate maturities of the debt subsequent to March 31, 2008, follow: 2009, $20 million; 2010, $20 million; and 2011, $20 million.

        The Company is subject to restrictive covenants under its Note Purchase Agreement which, among others, restrict its ability to make loans or advances or to make investments and require it to meet financial tests related principally to funded debt and net worth. Borrowings are secured by guarantees of certain of the Company's wholly-owned subsidiaries.

        The Company had interest payable related to the Senior Notes, included in Accrued expenses, on its Consolidated Balance Sheets of $1.6 million and $2.2 million at March 31, 2008 and 2007, respectively.

Convertible Debt

        In November 2006, the Company sold and issued $160.0 million in Convertible Senior Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Notes"). The Notes are unsecured obligations and rank equally with the Company's existing and future unsubordinated and unsecured obligations and are junior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Notes, the Company entered into an indenture (the "Indenture") dated as of November 1, 2006, with Wilmington Trust Company as trustee.

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

        The Notes bear interest at a rate of 2.25% per annum, payable in cash semi-annually in arrears on each May 15 and November 15 beginning May 15, 2007. The Notes are convertible into (i) cash in an amount equal to the lesser of the principal amount of the Notes and the conversion value of the Notes on the conversion date and (ii) cash or shares of the Company's common stock ("Common Stock") or a combination of cash and shares of the Common Stock, at the Company's option, to the extent the conversion value at that time exceeds the principal amount of the Notes, at any time prior to the close of business on the business day immediately preceding the maturity date of the Notes, unless the Company has redeemed or purchased the Notes, subject to certain conditions. The initial conversion rate was 103.0928 shares of Common Stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $9.70 per share, subject to adjustments.

        The holder may surrender the holder's Notes for conversion if any of the following conditions is satisfied:

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

        The terms of the Notes are governed by the Indenture. The Notes mature on November 15, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime after November 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including additional interest, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on November 15, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase. The Notes are convertible into Common Stock at a rate equal to

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3:    Debt (Continued)

30.95 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $9.70 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at the Company's election, cash or shares of Common Stock with respect to the remainder. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's own stock", the contingent conversion feature was not required to be bifurcated and accounted for separately under the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

        If the Company undergoes a "fundamental change" (as defined in the Indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The Company will pay a make-whole premium on the Notes converted in connection with any fundamental change that occurs prior to November 20, 2011. The amount of the make-whole premium, if any, will be based on the Company's stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates. No make-whole premium will be paid if the price of the common stock on the effective date of the fundamental change is less than $7.46. Any make-whole premium will be payable in shares of common stock (or the consideration into which the Company's common stock has been exchanged in the fundamental change) on the conversion date for the Notes converted in connection with the fundamental change.

        The carrying amount of the Notes approximates fair value.

        The Company had interest payable related to the Notes included in Accrued expenses on its Consolidated Balance Sheets of approximately $1.5 million and $1.6 million at March 31, 2008 and 2007, respectively.

Other

        In October 2007, KEMET's subsidiary in Portugal received a payment of EUR 0.9 million ($1.3 million) from the Portuguese government in connection with an investment of capital made in Portugal. As part of the grant, and should KEMET Electronics Portugal, S.A. successfully meet at least 90% of its pre-established targets, up to 60% of the loan will be forgiven. KEMET Electronics Portugal, S.A. has recorded this as debt and monitors the objectives on a quarterly basis.

        In April 2002, the Company entered into an Offering Basis Loan Agreement (the "Loan Agreement") with a bank. The Loan Agreement is an uncommitted credit facility which allows the Company to request borrowings in an aggregate principal amount not to exceed $50.0 million for a term not to exceed 180 days for any single borrowing. The interest rate charged on any borrowing under the Loan Agreement is mutually agreed upon by the Bank and the Company at the time of such borrowing. As of March 31, 2008 and 2007, the Company had no borrowings under this arrangement.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3:    Debt (Continued)

        The Company had interest payable related to the Senior Notes, included in Accrued expenses, on its Consolidated Balance Sheets of $1.6 million and $2.2 million at March 31, 2008 and 2007, respectively.

        The following table highlights the Company's annual maturities of Long-term debt (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2010	2011	2012	2013	Thereafter
UniCredit Agreement-A	$—	$74,000	$—	$—	$—	$—
UniCredit Agreement-B	79,060	—	—	—	—	—
Senior Notes	20,000	20,000	20,000	—	—	—
Convertible Debt	—	—	—	—	—	175,000
Other	9,327	5,254	4,834	2,093	1,673	1,440

	$108,387	$99,254	$24,834	$2,093	$1,673	$176,440

Note 4:    Pension and Other Postretirement Benefit Plans

        Effective March 31, 2007, the Company implemented the requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". Under SFAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset for overfunded plans or a liability for underfunded plans, replacing the accrued or prepaid asset recorded and reversing any amounts previously recorded with respect to any additional minimum pension liability.

        Below is a summary of the effect of applying SFAS No. 158 on individual items on the Consolidated Balance Sheets as of March 31, 2007 (amounts in thousands):

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Accrued expenses	$—	$1,815	$1,815
Postretirement benefits obligations	40,001	(25,208)	14,793
Accumulated other comprehensive income (loss)	—	23,393	23,393

        The Company sponsors eight defined benefit pension plans in Europe. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans. Prior to the acquisition of Evox Rifa and Arcotronics in fiscal year 2008, the Company had immaterial European defined benefit pension plans which were not disclosed.

        The Company has two postretirement benefits plans: health care and life insurance benefits for certain retired United States employees who reach retirement age while working for the Company. The health care plan is contributory, with participants' contributions adjusted annually. The life insurance plan is non-contributory.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4:    Pension and Other Postretirement Benefit Plans (Continued)

        A summary of the changes in benefit obligations and plan assets is as follows (amounts in thousands):

	Pension	Other Benefits
	2008	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of the year	$8,469	$16,608	$26,973
Service cost	616	117	379
Interest cost	941	933	1,540
Plan participants' contributions	67	1,716	1,719
Actuarial (gain) loss	(1,807)	(1,291)	254
Foreign currency exchange rate change	2,356	—	—
Gross benefits paid	(1,107)	(2,602)	(3,654)
Plan amendments	69	121	(10,603)
Business acquisitions	20,210	—	—
Curtailments	(840)	—	—

Benefit obligation at end of year	$28,974	$15,602	$16,608

Change in Plan Assets
Fair value of plan assets at beginning of year	$5,344	$—	$—
Actual return on plan assets	(471)	—	—
Foreign currency exchange rate changes	914	—	—
Employer contributions	816	886	1,935
Plan participants' contributions	67	1,716	1,719
Gross benefits paid	(1,107)	(2,602)	(3,654)
Business acquisitions	8,804

Fair value of plan assets at end of year	$14,367	$—	$—

Funded status at end of year
Fair value of plan assets	$14,367	$—	$—
Benefit obligations	(28,973)	(15,602)	(16,608)

Amount recognized at end of year	$(14,606)	$(15,602)	$(16,608)

        The Company expects to contribute $1.6 million to the European pension plans in fiscal year 2009.

        The Company expects to make no contributions to fund the postretiree plan in fiscal year 2009 as the Company's policy is to pay benefits as costs are incurred.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4:    Pension and Other Postretirement Benefit Plans (Continued)

        Amounts recognized in the Consolidated Balance Sheets consist of the following (amounts in thousands):

	Pension	Other Benefits
	2008	2008	2007
Noncurrent asset	$418	$—	$—
Current liability	(237)	(1,542)	(1,815)
Noncurrent liability	(14,787)	(14,060)	(14,793)

Amount recognized, end of year	$(14,606)	$(15,602)	$(16,608)

        Amounts recognized in Accumulated other comprehensive income (loss), net of tax, consists of the following (amounts in thousands):

	Pension	Other Benefits
	2008	2008	2007
Net actuarial loss (gain)	$(416)	$(2,254)	$(970)
Prior service cost (credit)	262	(19,926)	(22,423)

Accumulated other comprehensive income	$(154)	$(22,180)	$(23,393)

        Summary of benefit costs and other amounts recognized in Other comprehensive income for the Company's pension and other postretirement plans consists of the following (amounts in thousands):

	Pension	Other Benefits
	2008	2008	2007	2006
Net service cost	$616	$117	$379	$521
Interest cost	941	933	1,540	1,576
Expected return on plan assets	(482)	—	—	—
Amortization:
Actuarial (gain) loss	—	(7)	—	—
Prior service (credit) cost	20	(2,376)	(1,728)	(1,585)
Curtailment (gain) loss	(806)	—	—	—

Net periodic benefit cost	$289	$(1,333)	$191	$512

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4:    Pension and Other Postretirement Benefit Plans (Continued)

        The asset allocation for the Company's European pension plans at March 31, 2008, and the target allocation for 2008, by asset category, is as follows:

Asset Category	Target Allocation	Plan Assets at March 31, 2008
Insurance	50.0%	49.7%
Domestic bonds	20.0	19.4
Domestic equity	20.0	18.1
Foreign equity	10.0	12.8

	100.0%	100.0%

        The Company's investment strategy for its defined benefit pension plans is to maximize long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges. The plans use a number of investment approaches including insurance products, equity and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. Certain plans invest solely in insurance products.

        The expected rate of return was determined by modeling the expected long-term rates of return for broad categories of investments held by the plan against a number of various potential economic scenarios.

        Other changes in plan assets and benefit obligations recognized in Other comprehensive income are as follows (amounts in thousands):

	Pension	Other Benefits
	2008	2008	2007	2006
Current year actuarial (gain) loss	$(854)	$(1,291)	$—	$—
Amortization of actuarial gain (loss)	—	7	—	—
Current year prior service (credit) cost	34	121	—	—
Amortization of prior service credit (cost)	(20)	2,376	—	—

Total recognized in other comprehensive income	(840)	1,213

Total recognized in net periodic benefit cost and other comprehensive income	$(551)	$(120)	$191	$512

        In fiscal year 2007, the Company made certain changes in the postretiree benefit plan. Effective March 31, 2007:

  (1)
  Current retirees under the age of 65 would no longer be eligible for subsidized life insurance benefits. Any life insurance benefits that are retained will be paid 100% by the retiree.

  (2)
  Current retirees under the age of 65 would no longer be eligible for the monthly medical supplement once age 65 is reached.

        Beginning in May 2005, the Company increased the required premium requirements for the retirees due to the continuing health care cost increases.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4:    Pension and Other Postretirement Benefit Plans (Continued)

        Each of these changes has been factored into the following benefit payments schedule for the next five years and thereafter. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2009	2010	2011	2012	2013	Thereafter
Pension benefits	$1,573	$1,543	$1,608	$1,689	$1,740	$10,118
Other benefits	1,588	1,574	1,511	1,510	1,376	6,567

	$3,161	$3,117	$3,119	$3,199	$3,116	$16,685

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and postretirement medical and life insurance plan (amounts in thousands):

	Pension	Other Benefits
	2008	2008	2007	2006
Projected benefit obligation:
Discount rate	5.6%	6.0%	6.1%	5.8%
Rate of compensation increase	2.3%	—	—	4.0%
Net periodic benefit cost:
Discount rate	5.1%	6.1%	6.1%	5.8%
Rate of compensation increase	3.2%	—	4.0%	4.0%
Expected return on plan assets	5.6%	—	—	—
Health care cost trend on covered charges	—	8.5%	9.0%	9.0%
		decreasing to ultimate trend of 5% in 2014	decreasing to ultimate trend of 5% in 2014	decreasing to ultimate trend of 5% in 2013
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
	—On total service and interest costs components	$49	$87	$86
	—On post-retirement benefits obligation	566	546	865
Effect of a one percentage point decrease in assumed health care cost trend:
	—On total service and interest costs components	(43)	(76)	(75)
	—On postretirement benefits obligation	(510)	(498)	(773)

        The measurement date used to determine pension and postretirement benefits is March 31.

        The Company evaluated input from its third party actuary to determine the appropriate discount rate. The determination of the discount rate is based on various factors such as the rate on bonds, term of the expected payouts, and long-term inflation factors.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4:    Pension and Other Postretirement Benefit Plans (Continued)

        The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Expenses related to the deferred compensation plan were $0.3 million in fiscal year 2008, and $0.7 million in each of fiscal years 2007 and 2006. Total benefits accrued under this plan were $2.3 million at March 31, 2008 and $2.1 million at March 31, 2007.

        In addition, the Company has a defined contribution plan (the "Savings Plan") in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company will make matching contributions to the Savings Plan up to six percent of the employee's salary. The Company contributed $2.4 million in fiscal year 2008, $2.2 million in fiscal year 2007, and $2.1 million in fiscal year 2006. As part of the Savings Plan, employees may elect to purchase KEMET stock. For fiscal years 2008, 2007 and 2006, the Savings Plan purchased 82,524, 52,053 and 79,314 shares, respectively.

Note 5:    Income Taxes

        The components of income (loss) before income taxes consist of (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007	2006
Domestic	$(33,233)	$(15,912)	$(23,966)
Foreign	20,751	23,372	11,866

	$(12,482)	$7,460	$(12,100)

        The provision for income tax expense (benefit) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007	2006
Current:
Federal	$(961)	$—	$(13,453)
State and local	45	(102)	271
Foreign	3,685	1,964	1,394

	2,769	1,862	(11,788)

Deferred:
State and local	(1,996)	—	—
Foreign	4,338	(1,299)	(687)

	2,342	(1,299)	(687)

Provision (benefit) for income taxes	$5,111	$563	$(12,475)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5:    Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years Ended March 31,
	2008	2007	2006
Statutory federal income tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal taxes	(5.9)	30.9	(16.3)
Effect of foreign operations	(20.2)	(42.1)	(11.9)
Change in tax exposure reserves	(6.5)	(16.3)	(110.5)
Tax credits	(61.9)	(31.5)	(20.4)
Permanent items	19.1	64.6	(4.6)
Change in valuation allowance	161.6	(45.0)	95.5
Benefit from amended federal returns	(8.5)	—	—
Other	(1.8)	11.9	0.1

Effective income tax rate	40.9%	7.5%	(103.1)%

        The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$158,842	$118,076
Medical benefits	18,581	18,047
Sales and inventories allowances	14,239	10,296
Other	28,346	17,750

Gross deferred tax assets	220,008	164,169

Less valuation allowance	(190,433)	(134,147)

Net deferred tax assets	29,575	30,022

Deferred tax liabilities:
Depreciation and differences in basis	(39,641)	(22,657)
Tax effect of hedging	(267)	(299)
Amortization of intangibles	(3,090)	(403)
Non-amortized intangibles	(2,535)	(2,522)
Other	(1,704)	(596)

Gross deferred tax liabilities	(47,237)	(26,477)

Net deferred tax asset (liability)	$(17,662)	$3,545

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5:    Income Taxes (Continued)

        The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Fiscal Year 2008
Balance at March 31, 2007	$3,545
Deferred income taxes related to continuing operations	(2,342)
Deferred income taxes acquired in purchase acquisitions
Arcotronics	(12,695)
Evox Rifa	(5,387)
Other comprehensive income and other	(783)

Balance at March 31, 2008	$(17,662)

        As of March 31, 2008 and 2007 the Company's gross deferred tax assets are reduced by a valuation allowance of $190.4 million and $134.1 million, respectively, due to negative evidence indicating that a valuation allowance is required under SFAS No. 109. The valuation allowance increased $56.3 million during fiscal year 2008, principally due to the valuation allowance reducing the gross deferred tax assets on the balance sheets of the acquired Arcotronics and Evox Rifa companies and additional net operating loss carryforwards generated during the fiscal year.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2008. The amount of deferred tax assets considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        The net deferred income tax asset (liability) is reflected in the accompanying fiscal years 2008 and 2007 Consolidated Balance Sheets as a $4.0 million and $5.2 million current asset and a $21.7 million and $1.6 million non-current liability, respectively.

        As of March 31, 2008, the Company has U.S. net operating loss carryforwards for federal and state income tax purposes of $284.3 million and $290.9 million, respectively. These net operating losses are available to offset future federal and state taxable income, if any, through 2028. Certain of the Company's foreign subsidiaries in Switzerland, Portugal, Australia, within Evox Rifa, and within Arcotronics had deferred tax assets for tax net operating loss and capital loss carryforwards totaling $50.1 million. There is a greater likelihood of not realizing the future tax benefits of these deferred tax assets; and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions.

        To the extent that the acquired Portuguese deferred tax assets, other than tax credits, will be utilized in fiscal year 2009, goodwill and then other acquired intangibles will be reduced by

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5:    Income Taxes (Continued)

$19.3 million. To the extent that certain Evox Rifa and Arcotronics deferred tax assets will be utilized in fiscal year 2009, goodwill and then other acquired intangibles will be reduced by $14.1 million for Evox Rifa and by $24.0 million for Arcotronics. Subsequent to the Company's adoption of SFAS No. 141R, "Business Combinations," such reductions will reduce income tax expense.

        At March 31, 2008, $0.5 million of the $158.8 million deferred tax asset for net operating losses represented losses generated by stock option deductions in excess of book expense. The valuation allowance related to the $0.5 million deferred tax asset generated by stock option deductions would be credited to equity when recognized.

        Deferred tax expense (benefit) of $0 was attributed to other comprehensive income (loss) for the fiscal years ended March 31, 2008, 2007 and 2006.

        At March 31, 2008, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. The Company has $61.2 million of unremitted foreign earnings. No current plans are expected for repatriation and no deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN No. 48 provides guidance on the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is "more likely than not" of being sustained on audit, based on the technical merits of the position.

        The Company adopted the provisions of FIN No. 48 on April 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease of $4.2 million in the liability for unrecognized tax benefits, which was accounted for as a $3.7 million increase to the April 1, 2007 balance of retained earnings and a $0.5 million reduction of goodwill. As of the date of adoption, the Company had approximately $5.7 million of unrecognized tax benefits, of which $2.7 million, if recognized, would favorably affect the Company's effective tax rate.

        The Evox Rifa acquisition adopted the provisions of FIN No. 48 on April 24, 2007. As a result of the implementation of FIN No. 48, the Company recorded $0.6 million for unrecognized tax benefits, which was accounted for as a reduction in the deferred tax asset and deferred tax valuation allowance. None of the $0.6 million of unrecognized tax benefits would affect the Company's effective tax rate, if recognized.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5:    Income Taxes (Continued)

        The acquired Arcotronics Group adopted the provisions of FIN No. 48 on October 12, 2007. As a result of the implementation of FIN No. 48, there was no material impact on the Company's consolidated financial statements and no change in the total amounts of unrecognized tax benefits from the adoption date to March 31, 2008.

        At March 31, 2008, the Company (including Evox Rifa) had approximately $5.0 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in millions):

Fiscal Year 2008
Balance at March 31, 2007	$5.7
Additions for tax positions of the current year	0.3
Additions for tax positions of prior years	1.4
Reductions for tax positions of prior years	(0.1)
Settlements	(2.3)

Balance at March 31, 2008	$5.0

        At March 31, 2008, $0.5 million of the $5.0 million of unrecognized tax benefits would affect the Company's effective tax rate, if recognized. The Company does not expect that the balances with respect to its uncertain tax positions will significantly increase or decrease within the next 12 months.

        The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before fiscal year 2004 and is no longer subject to foreign income tax examinations by tax authorities for years before fiscal year 2002.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN No. 48, the Company continued this practice and had approximately $0.1 million of accrued interest and penalties at April 1, 2007 and March 31, 2008, which is included as a component of income tax expense. During fiscal year 2008, the Company recognized approximately $17 thousand in potential interest associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Note 6:    Stock Option Plans

        On April 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and restricted stock.

        In adopting SFAS No. 123(R), the Company elected the modified prospective application transition method as of April 1, 2006, the first day of the Company's fiscal year 2007. The Company's consolidated financial statements for the fiscal year ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6:    Stock Option Plans (Continued)

Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

        The major components of share-based compensation expense are as follows (amounts in millions):

	Fiscal Years Ended March 31,
	2008	2007
Employee stock options	$1.6	$2.1
Restricted stock	0.9	0.7
Performance vesting stock options	0.5	2.8
Performance stock awards	0.3	1.2

	$3.3	$6.8

        For fiscal years 2008 and 2007, compensation expense associated with all share-based compensation plans was recorded as Selling, general and administrative expense in the Consolidated Statements of Operations.

Employee Stock Options

        At March 31, 2008, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company's shareholders. These plans authorized the grant of up to 8.1 million shares of the Company's common stock. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in the near future. Options issued under these plans vest in one or two years and expire ten years from the grant date.

        Employee stock option activity for the fiscal year ended March 31, 2008 is as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2007	$4,519	$10.84
Granted	464	7.63
Exercised	22	5.96
Forfeited	72	7.53
Expired	45	11.38

Outstanding at March 31, 2008	$4,844	$10.59	5.7	$—

Exercisable at March 31, 2008	$3,974	$11.24	5.0	$—

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6:    Stock Option Plans (Continued)

        The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Fiscal Years Ended March 31,
	2008	2007
Assumptions:
Dividend yield	—	—
Expected volatility	40.5%	43.5%
Risk-free interest rate	3.6%	4.0%
Expected option lives in years	6.0	6.0

        The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was six years for the fiscal years ended March 31, 2008 and 2007, respectively. The six-year expected term is based on the safe harbor calculation which considers the weighted-average vesting, contractual term and two-year cliff vesting. The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2008, 2007, and 2006 was $3.45, $3.85 and $3.21 per share, respectively.

        The total intrinsic value of options exercised during the fiscal years ended March 31, 2008, 2007 and 2006 was $40 thousand, $0.2 million and $0.4 million, respectively. Total unrecognized compensation cost related to non-vested options was $1.6 million as of March 31, 2008. This cost is expected to be recognized over a weighted-average period of two years. During the fiscal year ended March 31, 2008, 1.1 million shares vested with a total fair value of approximately $3.4 million.

Restricted Stock

        Through March 31, 2008, the Company had issued 188,000 shares of restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer vests immediately. The weighted-average contractual term on restricted stock is indefinite. Restricted stock activity for the fiscal year ended March 31, 2008 is as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2007	65	$9.65
Granted	123	8.21

Outstanding at March 31, 2008	188	$8.82	$0.8

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6:    Stock Option Plans (Continued)

deemed proceeds from those shares to pay the Federal income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its equity securities.

Performance Vesting Stock Options

        At March 31, 2007, the Company had issued 500,000 performance awards with a weighted-average exercise price of $8.05 to the Chief Executive Officer which will entitle the holder to receive shares of common stock if and when the stock price maintains certain thresholds as compared to a peer group index in May 2008. These awards are open ended until they vest and will have a ten-year life after vesting or will expire on the third year following retirement, whichever comes first. At March 31, 2008, none of these awards have vested due to the stock price not having reached the first exercise threshold. The weighted-average contractual term on performance stock awards is indefinite.

        The Company measures the fair value of each performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Fiscal Year Ended March 31, 2007
Assumptions:
Dividend yield	—
Expected volatility	49.2%
Risk-free interest rate	4.5%
Expected option lives in years	6.0

        The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company's stock.

        The risk-free interest rate was based on the U.S. Treasury yield with a maturity commensurate with the term, which was for the fiscal year ended March 31, 2007. The weighted-average grant-date fair value of awards granted during the fiscal years ended March 31, 2008 and 2007 was $0.68 per share.

Performance Stock Awards

        In fiscal year 2007, the Company issued 345,086 performance awards which will entitle the holders to receive 172,543 shares of common stock in May 2008 if certain performance measures are met as compared to a peer group index and to receive 172,543 shares if the Company met a prescribed two year earnings per share target. These awards vest on the measurement date of May 15, 2008, and can be achieved exclusively. The weighted-average contractual term on performance awards is indefinite. There was no activity for the fiscal year ended March 31, 2008.

	Shares (in thousands)	Weighted-average Issuance Price
Outstanding at March 31, 2007	345	$8.36
Outstanding at March 31, 2008	345	8.36
Exercisable at March 31, 2008	—	—

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6:    Stock Option Plans (Continued)

        The Company measures the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Ended March 31, 2007
Assumptions:
Dividend yield	—
Expected volatility	38.0%
Risk-free interest rate	4.8%
Expected option lives in years	1.5

        The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a three-year historical volatility of the Company's stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was for the fiscal year ended March 31, 2007. The weighted-average grant-date fair value of performance awards granted for the fiscal year ended March 31, 2007 was $1.62 per share. The Company assessed the likelihood of meeting the earnings per share performance stock award and deemed that for the fiscal year ended March 31, 2008, the target will be partially achieved. The total compensation costs of these awards were expensed over the six quarters during the period ended March 31, 2008.

Fiscal Year 2008 Awards

        In fiscal year 2008, the Company issued 383,293 performance awards which will entitle the holders to receive 134,153 shares of common stock of the Company in May 2009 if certain performance measures are met as compared to a S&P 600 Smallcap index and to receive 249,140 shares of common stock of the Company if the Company meets a prescribed two year earnings per share target. These awards vest on the measurement date of May 15, 2009, and can be achieved exclusively. The weighted-average contractual term on performance awards is indefinite.

        Performance award activity for the fiscal year ended March 31, 2008 is as follows:

	Shares (in thousands)	Weighted-average Issuance Price
Outstanding at March 31, 2007	—	$—
Granted	383	7.77

Outstanding at March 31, 2008	383	$7.77

Exercisable at March 31, 2008	—	$—

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6:    Stock Option Plans (Continued)

        The Company measures the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Fiscal Year Ended March 31, 2008
Assumptions:
Dividend yield	—
Expected volatility	38.0%
Risk-free interest rate	4.8%
Expected option lives in years	1.5

        The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a six-year historical volatility of the Company's stock. The risk-free interest rate is based on the U.S. Treasury yield with a maturity commensurate with the term, which was ten years for the fiscal year ended March 31, 2008.

        The Company assessed the likelihood of meeting the earnings per share performance stock award and deemed that for the fiscal year ending March 31, 2009, only 35% of the target award will likely be achieved. The compensation costs of these awards will continue to be expensed through May 15, 2009. The Company will continue to monitor the likelihood of whether the earnings per share target will be met and will adjust the compensation expense to match expectations.

        All options plans provide that options to purchase shares be supported by the Company's authorized but unissued common stock or treasury stock. All restricted stock and performance awards are also supported by the Company's authorized but unissued common stock or treasury stock. The prices of the options granted pursuant to these plans are not less than 100% of the value of the shares on the date of the grant.

        In the Operating activities of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for the fiscal years ended March 31, 2008 and 2007.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7:    Segment and Geographic Information

        KEMET is organized into three distinct business groups: Tantalum, Ceramic and Film and Electrolytic Business Group. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups based on the business groups' respective manufacturing costs.

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

Ceramic Business Group

        The Ceramic Business Group operates in three manufacturing locations in primarily in Mexico and in China. This business group produces ceramic capacitors. In addition, the business group also has a product innovation center in the United States. Ceramic products are sold in all regions of the world.

Film and Electrolytic Business Group

        The Film and Electrolytic Business Group operates in thirteen manufacturing sites in Europe and Asia. This business group produces film, paper, and electrolytic capacitors. In addition, the business group also has a product innovation center in Sweden. Film and Electrolytic products are sold in all regions in the world.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7:    Segment and Geographic Information (Continued)

        The following tables summarize information about each segment's net sales, operating income (loss), depreciation and amortization and total assets (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007	2006
Net sales:
Tantalum	$423,320	$424,203	$292,234
Ceramic	225,610	234,511	197,872
Film and Electrolytic.	201,190	—	—

	$850,120	$658,714	$490,106

Operating income (loss):
Tantalum	$(1,752)	$1,301	$7,879
Ceramic	(4,487)	4,563	(18,075)
Film and Electrolytic	(2,642)	—	—

	$(8,881)	$5,864	$(10,196)

Depreciation and amortization expenses:
Tantalum	$31,005	$26,294	$20,043
Ceramic	13,654	13,766	16,207
Film and Electrolytic	6,139	—	—

	$50,798	$40,060	$36,250

	March 31,
	2008	2007
Total assets:
Tantalum	$496,256	$609,902
Ceramic	282,405	333,624
Film and Electrolytic.	473,239	—

	$1,251,900	$943,526

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7:    Segment and Geographic Information (Continued)

        The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31, (1)
	2008	2007	2006
United States	$212,021	$195,213	$188,079
Europe(2)(3)	159,427	—	—
Hong Kong	109,604	—	—
Germany	81,689	61,837	37,905
China	74,426	178,116	108,501
Asia Pacific(2)(3)	55,349	57,730	43,685
Singapore	40,567	42,937	38,385
Mexico	14,982	17,590	17,667
Italy	13,146	—	—
Other countries(2)	88,909	105,291	55,884

	$850,120	$658,714	$490,106

(1)
Revenues are attributed to countries or regions based on the location of the customer. The Company sold $101.2 million to one customer, which accounted for more than 10% of net sales in the fiscal year ended March 31, 2008. The Company sold $93.8 million and $71.0 million to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2007. The Company sold $85.1 million and $58.8 million to two customers, each of which accounted for more than 10% of net sales in the fiscal year ended March 31, 2006.

(2)
No country included in this caption exceeded 5% of consolidated net sales for 2008, 2007, and 2006.

(3)
Excluding the specific countries listed in this table.

        The following geographic information includes long-lived assets, including Assets held for sale, based on physical location (amounts in thousands):

	March 31,
	2008	2007
Mexico	$126,849	$158,846
Portugal	106,265	100,044
United States	98,472	67,682
Italy	64,503	—
China	49,231	34,666
Finland	18,582	—
Other	52,434	5,843

	$516,336	$367,081

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8:    Commitments

        (a) The Company has agreements with distributors and certain other customers that, under certain conditions, allow for returns of overstocked inventory and provide protection against price reductions initiated by the Company. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable (see Note 9). The Company adjusts sales for anticipated returns and price protection changes based on historical experience. Charges against sales in fiscal years 2008, 2007 and 2006 were $67.6 million, $74.2 million and $80.4 million, respectively. Actual applications against the allowances in fiscal years 2008, 2007 and 2006 were $68.1 million, $79.0 million and $79.4 million, respectively.

        (b) On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation ("Cabot"). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term that ended in fiscal year 2007. As the prices of tantalum powder and tantalum wire products decreased, the Company recorded purchase commitment losses as well as inventory losses (if the inventory was on hand). As of March 31, 2006, the Company purchased the entire inventory that was committed to be purchased under the original agreement. The Company assumed a supply agreement with Cabot resulting from the acquisition of the EPCOS tantalum business group on April 13, 2006. This contract extended through September 2008. The Company recorded an unfavorable contract provision on the opening balance sheet. The following reconciliation of the beginning and ending balances included in this liabilities section of the Consolidated Balance Sheets is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007
Beginning of fiscal year	$2,231	$—
Assumed in acquisition	—	6,921
Costs paid or settled	(2,231)	(4,690)

End of fiscal year	$—	$2,231

        (c) The Company's leases are primarily for distribution facilities or sales offices that expire principally between 2008 and 2010. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were approximately $4,198 in fiscal years 2008, $4,405 in 2007 and $3,815 in 2006.

        During fiscal year 2005, the Company subleased to a third party a 60,000 square foot facility and has leased back 5,000 square feet of this facility. Annual rental income from the sublease was included in the Consolidated Statements of Operations and was $229, $229 and $213 for fiscal years 2008, 2007 and 2006, respectively. The sublease rental expense was $118 for each of the fiscal years 2008, 2007 and 2006, respectively.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8:    Commitments (Continued)

        Future minimum lease payments over the next five fiscal years and thereafter under non-cancelable operating leases at March 31, 2008, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Minimum lease payments	$4,727	$4,020	$2,394	$1,414	$1,066	$2,632	$16,253
Sublease rental income	(237)	(238)	(238)	(238)	(251)	(524)	(1,726)

Net minimum lease payments	$4,490	$3,782	$2,156	$1,176	$815	$2,108	$14,527

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9:    Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands)

		March 31,
		2008	2007
Accounts receivable:
Trade		$195,292	$103,261
Other		14,240	17,838

		209,532	121,099

Less:
Allowance for doubtful accounts		189	274
Allowance for price protection and customer returns		12,085	11,995

Net accounts receivable		$197,258	$108,830

Inventories:
Raw materials and supplies		$98,652	$54,584
Work in process		85,138	51,810
Finished goods		59,924	47,474

		$243,714	$153,868

Property and equipment:	Useful life
Land and land improvements	20 years	$24,260	$12,129
Buildings	20-40 years	148,131	130,131
Machinery and equipment	10 years	868,696	804,534
Furniture and fixtures	4-10 years	63,401	50,732
Construction in progress	—	44,997	34,279

Total property and equipment		1,149,485	1,031,805
Accumulated depreciation		(673,573)	(682,631)

Net property and equipment		$475,912	$349,174

Accrued expenses:
Salaries, wages, and related employee costs		$28,517	$26,462
Vacation		7,282	8,474
Property taxes		1,062	1,139
Current portion of postretiree medical		1,542	1,815
Other including restructuring accruals (Note 11)		21,223	11,887

Total accrued expenses		$59,626	$49,777

Other non-current obligations:
Employee leaving liability		$28,422	$—
European social security accrual		19,521	—
Accrued postretirement benefit plan liability (Note 4)		14,060	14,793
European pension plans (Note 4)		14,787	—
Deferred compensation (Note 4)		2,336	2,051
Inventory supply agreement (Note 8)		—	2,231
Non-current No. 48 accrual		453	—
Long-term lease		337	—
Other		214	512

Other non-current obligations		$80,130	$19,587

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9:    Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

	Fiscal Years Ended March 31,
	2008	2007	2006
Other (income) expense, net:
Foreign exchange transaction gain	$(5,316)	$(2,610)	$—
Gain on sale of equity investment	—	(1,373)	—
Loss on sale of securities	341	964	—
Loss on write down of equity investment to market	—	—	783
Loss on disposal of fixed assets	—	159	—
Other	563	373	133

	$(4,412)	$(2,487)	$916

Note 10:    Legal Proceedings

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

        KEMET has also been named as a PRP at a hazardous waste disposal site in York County, South Carolina. The former operator of the site declared bankruptcy in 2003 and subsequently entered into a settlement agreement with the Environmental Protection Agency and the South Carolina Department of Health and Environmental Control. KEMET has established what it considers to be an appropriate reserve of $50 thousand in conjunction with the projected site clean up costs.

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

Note 11:    Restructuring and Impairment Charges

        Since the end of fiscal year 2002, the Company has initiated several restructuring programs (the "Plan") in order to reduce costs, to remove excess capacity, and to make the Company more competitive on a world-wide basis. Since the goals of each of these restructuring programs fall into one

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11:    Restructuring and Impairment Charges (Continued)

of the rationales listed above, the Company has elected to disclose the impacts on a annual basis rather than by restructuring program.

        A summary of the expenses aggregated in the Consolidated Statements of Operations line item Restructuring and impairment charges expensed in the fiscal years ended March 31, 2008, 2007, and 2006, are as follows (amounts in millions):

	Fiscal Years Ended March 31,
	2008	2007	2006
Manufacturing relocation and employee termination costs	$25.4	$12.4	$14.9
Writedown of facilities	4.2	—	12.1
Reversal of previously recorded restructuring accruals	—	—	(0.9)
Contract termination	—	—	0.8
Loss on sale of property	—	0.2	1.4

Restructuring and impairment charges	$29.6	$12.6	$28.3

Fiscal Year Ended March 31, 2008

        Restructuring and impairment charges incurred during fiscal year 2008 included charges of $29.6 million, of which $25.4 million were charges for manufacturing relocation and reduction in workforce while $4.2 million related to the writedown of an asset held for sale and idle equipment in Portugal.

        Manufacturing relocation and employee termination costs—These charges were primarily incurred as part of the Plan announced in July 2003 that included moving manufacturing operations from the United States to lower cost facilities in Mexico and China, which are substantially complete. There were global reductions in the Company's workforce throughout the year.

        During fiscal year 2008, the Company recognized expenditures of $8.2 million relating to the Plan.

        Writedown of facilities—During the third quarter of fiscal year 2008, the Company's Tantalum Business Group recognized a $1.2 million charge to reduce the carrying value of an idle facility located in Mauldin, South Carolina, which is held for sale. The writedown was based on an offer to purchase which ultimately did not result in a sale of the property. Also, in the third quarter, the Company recorded a $0.9 million impairment charge relating to a manufacturing facility in Heidenheim, Germany, which was included in the manufacturing relocation plan. The Company also recognized a charge to reduce the carrying value for idle equipment located in the Evora, Portugal manufacturing facility. During the fourth quarter of fiscal year 2008, the Tantalum Business Group determined that certain equipment in the Evora plant would be scrapped; and as a result, an impairment charge was recorded to reduce the carrying value to the estimated scrap value. These impairment charges are recorded in the line item "Restructuring and impairment charges" on the Consolidated Statements of Operations.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11:    Restructuring and Impairment Charges (Continued)

Fiscal Year Ended March 31, 2007

        Restructuring and impairment charges incurred during fiscal year 2007 included charges of $12.6 million, of which $12.4 million were charges for manufacturing relocation and reduction in workforce while $0.2 million was for losses on sale of properties.

        Manufacturing relocation and employee termination costs—These charges were primarily incurred as part of the Plan announced in July 2003 that included moving manufacturing operations from the United States to lower cost facilities in Mexico and China, which are substantially complete. Approximately $1.5 million was recognized related to reductions in workforce in Europe.

        During fiscal year 2007, the Company recognized expenditures of $9.6 million relating to the Plan.

        Writedown of facilities—During the second quarter of fiscal year 2007, the Company sold a facility held for sale for a value less than book value recognizing a charge of $0.1 million. In addition, the Company recognized a charge of $0.1 million for the pending sale of a property located in Mexico.

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

        Manufacturing relocation and employee termination costs—These charges were incurred as part of the Plan announced in July 2003 that included moving manufacturing operations from the United States to lower cost facilities in Mexico and China which are substantially complete.

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

        Costs associated with contract termination—The Company recognized a loss on a contract relating to a facility that was shutdown. The contract called for the Company to buy certain quantities of a product at a specific price through October 2005.

        Reversals of previously recorded accruals—During fiscal year 2006, the Company reversed several restructuring accruals that were deemed unnecessary.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11:    Restructuring and Impairment Charges (Continued)

        A reconciliation of the beginning and ending liability balances for restructuring charges (which represents severance related costs only) included in accrued expenses and other non-current obligations on the Consolidated Balance Sheets were as follows (amounts in millions):

	Fiscal Years Ended March 31,
	2008	2007	2006
Beginning of fiscal year	$0.9	$2.1	$6.8
Costs charged to expense	29.6	13.3	15.8
Costs paid or settled	(28.7)	(14.5)	(20.5)

End of fiscal year	$1.8	$0.9	$2.1

Note 12:    Income (Loss) Per Share

        Basic earnings per share calculation is based on the weighted-average number of common shares outstanding. Diluted earnings per share calculation is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options.

        The following table presents the basic and diluted weighted-average number of shares of common stock. (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2008	2007	2006
Net income (loss)	$(17,593)	$6,897	$375
Weighted-average common shares outstanding	83,400	85,647	86,722
Effect of potentially dilutive securities:
Stock options	—	148	58

Weighted-average shares outstanding (diluted)	83,400	85,795	86,780

Basic income (loss) per share	$(0.21)	$0.08	$—
Diluted income (loss) per share	(0.21)	0.08	—

        The fiscal year 2008 dilutive stock options were 183,000.

Note 13:    Derivatives, Hedging, and Other Financial Instruments

        The Company uses certain derivative instruments (i.e., forward currency contracts) to reduce exposures to the volatility of foreign currencies and commodities impacting revenues and the costs of its products. Unrealized gains and losses associated with the change in value of these financial

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13:    Derivatives, Hedging, and Other Financial Instruments (Continued)

instruments are recorded in Accumulated other comprehensive income (loss). The after-tax impact on AOCI related to the change in value of these financial instruments is as follows (amounts in millions):

	Fiscal Years Ended March 31,
	2008	2007
Beginning of fiscal year	$0.9	$—
Current fiscal year unrealized gain (loss) related to the change in value of the financial instruments	(0.1)	0.9

Net change in AOCI related to financial instruments	(0.1)	0.9

End of fiscal year	$0.8	$0.9

Hedging Foreign Currencies

        Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, management purchases forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. At March 31, 2008, the Company had outstanding forward exchange contracts that matured within approximately nine months to purchase Mexican pesos with notional amounts of $33.9 million. The fair value of these contracts totaled $0.8 million at March 31, 2008, and they are recorded on the Consolidated Balance Sheets under Accrued expenses. This estimate is currently reflected as income in Accumulated other comprehensive income ("AOCI") on the Consolidated Balance Sheets. The impact of the changes in fair values of these contracts resulted in AOCI, net of taxes, of $0.8 million and $0.9 million for the fiscal years ended March 31, 2008 and March 31, 2007, respectively.

        Certain sales are made in euro. In order to hedge these forecasted cash flows, management purchases forward contracts to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis. There were no outstanding Euro hedges at March 31, 2008 and 2007.

        Changes in the derivatives' fair values are deferred and recorded as a component of AOCI until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as Cost of sales for forward exchange contracts to purchase Mexican pesos and sell euro. Any ineffectiveness, if material, in the Company's hedging relationships is recognized immediately in the Consolidated Statements of Operations.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Hedging Commodity Prices

        The Company occasionally enters into contracts for the purchase of its raw materials, primarily palladium, which are considered to be derivatives or embedded derivatives with underlyings not clearly

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13:    Derivatives, Hedging, and Other Financial Instruments (Continued)

and closely related to the host contract. As such, the fair values of these derivatives are recorded on the Consolidated Balance Sheets as derivative assets or liabilities and the change in fair values is recorded as a component of Cost of sales. At March 31, 2008 and 2007, the Company had no such derivative assets or liabilities. All other contracts to purchase raw materials qualify for the normal purchases exclusion and are not accounted for as derivatives.

Other Financial Instruments

        The carrying values of all financial assets and financial liabilities approximate their fair values. The fair value of the Company's Senior Notes outstanding at March 31, 2008 and 2007 was $51.4 million and $80.2 million, respectively, which was determined based on the comparable Treasury Note Yield compared to its carrying value of $60.0 million and $80.0 million, respectively.

Note 14:    Common Stock

        The Board of Directors has previously authorized a share buyback program to purchase up to 11.3 million shares of its common stock on the open market. On February 1, 2008, the Company announced that it was reactivating its share buyback program. Under the terms of the approval by its Board, the Company is authorized to repurchase up to 5.9 million shares of its common stock. Through March 31, 2008, the Company purchased 3.7 million shares for $18.2 million At March 31, 2008, the Company held 7.9 million shares of treasury stock at a cost of $61.2 million.

Note 15:    Investments

        At March 31, 2007, investments consisted of debt securities and an equity security of a privately-held company. The debt securities, which consisted of U.S. government marketable securities, were sold during the quarter ended September 30, 2007 for $46.1 million and the proceeds were reinvested in the Company's money market accounts. In connection with the sale, the Company realized a $0.4 million loss which was previously recorded in AOCI.

        During January 2007, the Company sold its equity position in ABM Resources NL for cash. This transaction resulted in a pre-tax gain, net of expenses, of $1.4 million which has been recorded in Other expense (income), net on the Consolidated Statements of Operations.

        At March 31, 2008 and 2007, the Company determined that the investment balance associated with Lamina Ceramics, Inc. approximated its fair value.

        Prior to fiscal year 2006, the Company's debt securities, which consisted of United States government marketable securities, were classified as held-to-maturity securities, had maturities in excess of three months, and were carried at amortized cost. Due to the need for cash in connection with the April 2006 purchase of the tantalum business unit of EPCOS AG, the Company liquidated certain long-term debt investments prior to the maturity date at a loss of $1.2 million, which has been reflected on the Consolidated Statements of Operations. These transactions required the Company to alter its treatment of accounting for the remaining short-term and long-term debt investments from "held-to-maturity" to "available-for-sale." The difference in the classification is that available-for-sale investments must be recorded at their fair market value. At March 31, 2007, approximately $0.1 million of unrealized losses related to debt investments have been in a continuous unrealized loss position for

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15:    Investments (Continued)

more than 12 months and $0.2 million of unrealized gains related to debt investments have been in a continuous gain position for less than 12 months.

        A summary of the components and carrying values of "Investments" in the Consolidated Balance Sheets is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007
Equity investments:
Cost	$119	$119
U.S. government marketable securities	—	45,767

	$119	$45,886

        The investment in affiliate at cost is reported in Other assets on the Consolidated Balance Sheets due to its insignificant carrying value of $0.1 million.

        The unrealized pretax gain (loss) on available-for-sale equity securities was $(1.0) million at March 31, 2007.

        The recorded values approximate fair value at March 31, 2008 and 2007.

Note 16:    Acquisitions

Fiscal Year 2008 Acquisitions

Evox Rifa Group Oyj

        On April 24, 2007, pursuant to the terms of a Combination Agreement between KEMET Electronics and Evox Rifa Group Oyj ("Evox Rifa"), the Company purchased 92.7% of Evox Rifa pursuant to a tender offer which commenced on March 12, 2007, and was completed on April 12, 2007. Evox Rifa had 178.2 million shares outstanding at the time of the commencement of the tender offer. The Company purchased 165.2 million shares at a price of EUR 0.12 per share or EUR 19.8 million ($27.0 million). The Company announced at the time that it intended to acquire the remaining outstanding shares pursuant to a squeeze-out process. Following the settlement of the completion trades relating to the tender offer, Evox Rifa became a subsidiary of the Company. In September 2007, the Company completed the squeeze-out process; and accordingly, purchased the remaining outstanding shares of Evox Rifa for EUR 1.8 million ($2.4 million). Additionally, and subsequent to the acquisition of Evox Rifa, KEMET purchased the remaining minority interest in Nantong Evox Rifa Electrolytics Co. Ltd. for EUR 0.3 million ($0.5 million). These additional amounts are considered part of the purchase price of the acquisition.

        In addition, pursuant to the tender offer, the Company offered to acquire all of the outstanding loan notes under the convertible capital loan issued by Evox Rifa for a consideration corresponding to the aggregate of the nominal amount per loan note of EUR 100 plus accrued interest up to and including the closing date of the tender offer. The outstanding amount of the loan notes and accrued interest at the time of the commencement of the tender offer totaled EUR 5.9 million ($8.1 million). Holders of 95.7% of the convertible capital loan notes issued by Evox Rifa tendered their loan notes pursuant to the tender offer; and consequently, the Company redeemed these notes as of April 24,

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16:    Acquisitions (Continued)

2007. In addition to the payment made for the shares and loan notes, the Company assumed EUR 19.5 million ($26.6 million) in outstanding indebtedness of Evox Rifa. Since the acquisition, the Company has repaid $21.0 million of this debt as of March 31, 2008. At March 31, 2008, the remaining debt balance is $5.6 million. The weighted average interest rate on these bank loans is 6.7%. The maturity of the bank loans is as follows: within 12 months—$2.2 million; 13-24 months—$1.4 million; 25-36 months—$0.8 million; 37-48 months—$0.7 million; thereafter—$0.5 million.

        The Company acquired Evox Rifa to expand its product offerings and technology base, and to strengthen its business in the European marketplace.

        The acquisition of Evox Rifa, included in operating results from the acquisition date, was accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations;" and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values at the date of the acquisition. The fair value, at the date of acquisition, of the net assets acquired and the liabilities assumed were $105.2 million and $64.4 million, respectively. The excess of the purchase price over the fair value of the net assets acquired, at the acquisition date, of $15.3 million was recorded as goodwill. Goodwill is not deductible for tax purposes. The fair value of intangible assets, other than goodwill, was $10.0 million and based, in part, on a valuation using an income approach and estimates and assumptions provided by management.

        The total purchase price for Evox Rifa was $40.8 million and is comprised of (amounts in millions):

Common stock purchases	$29.9
Acquisition of convertible debt	8.1
Acquisition related costs	2.8

$40.8

        The purchase price was determined through arms-length negotiations between representatives of the Company and Evox Rifa.

        The following table presents the final allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in millions):

Cash	$1.7
Accounts receivable	23.7
Inventories	24.1
Other current assets	1.8
Property, plant and equipment	28.6
Intangible assets	10.0
Goodwill	15.3
Current liabilities	(46.5)
Other long-term liabilities	(17.9)

Total net assets acquired	$40.8

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16:    Acquisitions (Continued)

        The assigned fair value of $10.0 million relating to intangible assets includes values of $6.4 million for customer relationships, $3.1 million for technology, and $0.5 million for favorable lease-hold agreements.

Arcotronics Italia S.p.A.

        On October 12, 2007, pursuant to the terms of a Stock Purchase Agreement between KEMET Electronics Corporation, a wholly owned subsidiary of KEMET Corporation, and Blue Skye (Lux) S.à r.l. ("Blue Skye"), the Company purchased 100% of Arcotronics Italia S.p.A. ("Arcotronics") from Blue Skye. The acquisition includes manufacturing facilities in Sasso Marconi, Monghidoro, and Vergato, Italy; Landsberg, Germany; Towcester, United Kingdom; Kyustendil, Bulgaria; and Anting-Shanghai, China.

        The Company paid EUR 17.5 million ($24.8 million) for 100% of the outstanding share capital of Arcotronics, assumed net financial debt of EUR 98.0 million ($138.9 million), and certain other long-term liabilities of the company totaling EUR 35.1 million ($49.8 million).

        The Company acquired Arcotronics to expand its newly acquired Film and Electrolytic business segment on a global scale. The Company was specifically attracted to Arcotronics' product offerings and technology base.

        The acquisition of Arcotronics, included in operating results from the acquisition date, was accounted for using the purchase method of accounting: and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition. The fair value of the net assets acquired and the liabilities assumed were $212.4 million and $294.9 million, respectively. The allocation of the purchase price was based upon their respective fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of $115.7 million was recorded as goodwill. Goodwill is not deductible for income tax purposes. The fair value of intangible assets, other than goodwill, was $10.8 million and based, in part, on a valuation using an income approach and estimates and assumptions provided by management.

        In connection with the acquisition, the Company entered into a Senior Facility Agreement with UniCredit Banca d'Impresa S.p.A ("UniCredit") whereby UniCredit agreed to lend to the Company up to EUR 47.0 million ($66.8 million). The Company used a portion of this facility to repay a portion of the outstanding indebtedness of Arcotronics, with the balance available for general corporate purposes.

        The total purchase price for Arcotronics was $33.3 million which includes (amounts in millions):

Common stock purchases	$24.8
Acquisition related costs	8.5

Total purchase price	$33.3

        The purchase price was determined through arms-length negotiations between representatives of the Company and Blue Skye.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16:    Acquisitions (Continued)

        The following table presents the final allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in millions):

Cash	$2.6
Accounts receivable	62.2
Inventories	42.4
Assets held for sale	5.7
Other current assets	3.1
Property, plant and equipment	84.2
Other long-term assets	1.6
Intangible assets	10.8
Goodwill	115.7
Current liabilities	(106.3)
Short and long-term debt	(138.9)
Other long-term obligations	(49.8)

Total net assets acquired	$33.3

        The following table presents the amounts assigned to intangible assets (amounts in millions):

	Fair Value	Useful Life
Customer relationships	$7.3	16 years
Trademarks	2.8	3 years
Technology and other	0.7	5 years

	$10.8

        Subsequent to the acquisition, on November 28, 2007, the Company entered into a Quota Purchase Agreement (the "Agreement") with Morphic Business Development AB ("Morphic"), whereby the Company sold to Morphic its 80% corporate capital share in Arcotronics Fuel Cells S.r.l. In conjunction with the Agreement, Morphic paid consideration for the purchase of the aforementioned shares the amount of EUR 4.0 million ($5.8 million). No gain or loss was recorded as a result of this sale.

Fiscal Year 2007 Acquisition

Tantalum Business of EPCOS AG

        In fiscal year 2007, the Company purchased the tantalum business of EPCOS AG, a German corporation ("EPCOS") for a total purchase price of EUR 86.7 million ($105.7 million). The acquisition of the tantalum business unit of EPCOS, included in operating results from the acquisition date and as of the end of the transition date, was accounted for using the purchase method of accounting; and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of the acquisition. The fair values of the assets acquired and the liabilities assumed were $137.8 million and $42.5 million, respectively. The excess of the purchase price over the fair values of the net asset acquired of $5.6 million was recorded as goodwill. $2.9 million has been allocated to intangible assets other than goodwill.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16:    Acquisitions (Continued)

Unaudited Pro Forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of the Company, Arcotronics and Evox Rifa, on a proforma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented (amounts in millions, except per share amounts):

	Fiscal Years Ended March 31,
	2008	2007	2006
Net sales	$949.9	$962.8	$600.2
Net income (loss)	(25.4)	(1.4)	(25.9)
Net income (loss) per share:
Basic and diluted	$(0.30)	$(0.02)	$(0.30)

        The above amounts for the fiscal years ended March 31, 2008 and 2007 reflect adjustments for depreciation of the revalued properties, amortization of the intangibles acquired, a reduction in interest income for the cash used to purchase the business, a reduction in the interest expense on the convertible notes that the Company purchased, and related tax effects for the aforementioned adjustments. The unaudited pro forma financial information for fiscal year 2008 combines the historical results of the Company and six months of pro forma results for Arcotronics. The unaudited pro forma financial information for fiscal year 2007 combines the historical results of the Company and the pro forma results of Arcotronics and Evox Rifa. The pro forma amounts do not include anticipated synergies from the acquisition.

Note 17:    Assets Held for Sale

        As a result of moving manufacturing operations to lower cost facilities, certain manufacturing facilities located in the United States and Mexico are no longer in use and are held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying value of these facilities at March 31, 2008 and 2007 was $4.6 million and $3.6 million, respectively, and is separately presented in the Assets held for sale line item on the Consolidated Balance Sheets. At March 31, 2008, the fair value is believed to approximate carrying value. The Company expects to sell both facilities within the next twelve months and does not anticipate any remediation costs in selling the property. On a quarterly basis, management will review the two properties carrying value for indications of impairment. Assets held for sale consists of land, building and improvements of $4.6 million and $3.6 million as of March 31, 2008 and 2007, respectively. During fiscal year 2007, the Company sold an idle facility in Mexico which resulted in a $0.1 million loss.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18:    Subsequent Event

        On June 4, 2008, the Company announced that it has reached agreement on the terms of a new medium-term credit facility in the principal amount of EUR 95.0 million with UniCredit Corporate Banking S.p.A. ("UniCredit Banking"). The Company has received a Commitment Letter from UniCredit Banking, and is in the process of finalizing the definitive loan documentation with the bank. Under the terms of the new credit facility, KEMET will repay the principal amount in equal, semi-annual installments during the six-year term. The credit facility will be priced at EURIBOR + 1.70%, and will be unsecured. The use of proceeds from the new credit facility will be to refinance two existing short-term credit facilities with UniCredit (Credit Agreement-A and Credit Agreement-B) totaling EUR 96.8 million and currently scheduled to mature in December 2008 and April 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)
Date: June 16, 2008	/s/ DAVID E. GABLE David E. Gable Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 16, 2008	/s/ PER-OLOF LOOF Per-Olof Loof Chief Executive Officer and Director (Principal Executive Officer)
Date: June 16, 2008	/s/ DAVID E. GABLE David E. Gable Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: June 16, 2008	/s/ FRANK G. BRANDENBERG Frank G. Brandenberg Chairman and Director
Date: June 16, 2008	/s/ DR.WILFRIED BACKES Dr. Wilfried Backes Director
Date: June 16, 2008	/s/ GURMINDER S. BEDI Gurminder S. Bedi Director
Date: June 16, 2008	/s/ JOSEPH V. BORRUSO Joseph V. Borruso Director

Date: June 16, 2008	/s/ E. ERWIN MADDREY, II E. Erwin Maddrey, II Director
Date: June 16, 2008	/s/ ROBERT G. PAUL Robert G. Paul Director
Date: June 16, 2008	/s/ JOSEPH D. SWANN Joseph D. Swann Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
PART IV
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Management's Assessment of Internal Control Over Financial Reporting KEMET Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
KEMET CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Amounts in thousands except per share data)
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Amounts in thousands except per share data)
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) (Amounts in thousands)
KEMET CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Amounts in thousands)
KEMET CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements
SIGNATURES