Form 10-Q
period 2008-06-30
KEMET CORP
filed 2008-08-11
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20289

KEMET CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	57-0923789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 8, 2008 was 80,442,146

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended June 30, 2008

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

(Unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$35,501	$81,383
Accounts receivable, net	196,000	197,258
Inventories	236,062	243,714
Prepaid expenses and other current assets	17,552	15,692
Deferred income taxes	4,411	4,017
Total current assets	489,526	542,064
Property and equipment, net of accumulated depreciation of $782.6 million and $673.6 million as of June 30, 2008 and March 31, 2008, respectively	414,127	475,912
Assets held for sale	4,638	4,638
Goodwill	90,488	182,273
Intangible assets, net	31,510	35,786
Other assets	11,451	11,227
Total assets	$1,041,740	$1,251,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$208,690	$108,387
Accounts payable, trade	126,823	131,468
Accrued expenses	67,006	59,626
Income taxes payable	—	3,524
Total current liabilities	402,519	303,005
Long-term debt, less current portion	185,464	304,294
Post-retirement benefits and other non-current obligations	77,852	80,130
Deferred income taxes	20,035	21,679

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 88,262 and 88,240 shares at June 30, 2008 and March 31, 2008, respectively	883	882
Additional paid-in capital	323,101	323,359
Retained earnings	26,888	214,180
Accumulated other comprehensive income	65,310	65,565
Treasury stock, at cost (7,835 and 7,950 shares at June 30, 2008 and March 31, 2008, respectively)	(60,312)	(61,194)
Total stockholders’ equity	355,870	542,792

Total liabilities and stockholders’ equity	$1,041,740	$1,251,900

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,
	2008	2007

Net sales	$242,844	$183,119

Operating costs and expenses:
Cost of sales	225,589	143,542
Selling, general and administrative expenses	28,219	21,807
Research and development	10,096	9,067
Restructuring charges	6,797	2,549
Goodwill impairment	88,647	—
Write down of long-lived assets	63,928	—

Total operating costs and expenses	423,276	176,965

Operating (loss) income	(180,432)	6,154

Other expense (income):
Interest income	(238)	(1,861)
Interest expense	5,646	2,600
Other expense (income), net	1,532	(307)

(Loss) income before income taxes	(187,372)	5,722

Income tax benefit	(80)	(1,310)

Net (loss) income	$(187,292)	$7,032

Net (loss) income per share:
Basic and Diluted	$(2.33)	$0.08

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Quarters Ended June 30,
	2008	2007
Sources (uses) of cash and cash equivalents
Operating activities:
Net (loss) income	$(187,292)	$7,032
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,031	12,096
Goodwill impairment	88,647	—
Write down of long-lived assets	63,928	—
Stock-based compensation expense	539	2,415
Change in deferred income taxes	558	(2,703)
Change in operating assets	7,808	(8,782)
Change in operating liabilities	(5,898)	(35,181)
Other	207	—
Net cash used in operating activities	(15,472)	(25,123)

Investing activities:
Capital expenditures	(11,209)	(9,080)
Acquisitions, net of cash received	(1,000)	(35,985)
Other	—	1,313
Net cash used in investing activities	(12,209)	(43,752)

Financing activities:
Proceeds from sale of common stock to employee savings plan	85	278
Proceeds from issuance of short-term debt	4,311	—
Payments of long-term debt	(22,390)	(31,734)
Other	—	48
Net cash used in financing activities	(17,994)	(31,408)
Net decrease in cash and cash equivalents	(45,675)	(100,283)
Effect of foreign currency fluctuations on cash	(207)	(26)
Cash and cash equivalents at beginning of fiscal period	81,383	212,202
Cash and cash equivalents at end of fiscal period	$35,501	$111,893

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Financial Statement Presentation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q; and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2008, Form 10-K (“Company’s 2008 Annual Report”). Net sales and operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 67 to 77 of the Company’s 2008 Annual Report.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  The provisions of SFAS No. 157 were initially effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We do not expect the adoption of SFAS No. 157 to have a material impact on our fiscal year 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option was elected to be reported in earnings.  SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009.  We elected not to adopt fair value accounting for nonfinancial assets and liabilities as of April 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value.  SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 or fiscal year 2010.  Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company in the quarter beginning after November 15, 2008. We are currently evaluating the impact the adoption of SFAS No.161 will have on our fourth quarter fiscal year 2009 consolidated financial statements.

On May 9, 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We expect this standard will have an impact on our financial statements; however, we have not yet determined the amount of the impact.

Revenue Recognition

We recognize revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

A portion of sales is related to products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. Products with customer specific requirements are tested and approved by the customer before we mass produce and ship the product. We recognize revenue at shipment as the sales terms for products produced with customer specific requirements do not contain a final customer acceptance provision or other provisions that are unique and would otherwise allow the customer different acceptance rights.

A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. Our distributor policy includes inventory price protection and “ship-from-stock and debit” (“SFSD”) programs common in the industry. The price protection policy protects the value of the distributors’ inventory in the event we reduce our published selling price to distributors. This program allows the distributor to debit us for the difference between KEMET’s list price and the lower authorized price for specific parts. We establish price protection reserves on specific parts residing in distributors’ inventories in the period that the price protection is formally authorized by management.

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from our local sales office. This program allows the distributor to ship its higher-priced inventory and debit us for the difference between KEMET’s list price and the lower authorized price for that specific transaction. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date.  The establishment of these reserves is recognized as a component of the line item “Net sales” on the Condensed Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable” on the Condensed Consolidated Balance Sheets.

We provide a limited warranty to customers that our products meet certain specifications. The warranty period is generally limited to one year, and our liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for the quarters ended June 30, 2008 and 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, assumptions, and judgments. Estimates and assumptions are based on historical data and other assumptions that management believes are reasonable.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on management’s assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in KEMET’s unaudited consolidated financial statements. It is important that readers of these unaudited financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2008	March 31, 2008
Inventories:
Raw materials and supplies	$85,536	$98,652
Work in process	82,097	85,138
Finished goods	68,429	59,924
	$236,062	$243,714

Note 2. Impairment Charges

We test goodwill for impairment during the first quarter of each fiscal year in connection with the preparation of our financial statements. Due to reduced earnings and cash flows caused by macro-economic factors, excess capacity issues in our industry and delays in integrating recently acquired businesses, we revised our earnings forecast; and as a result, recorded an $88.6 million goodwill impairment charge in the first quarter of fiscal year 2009.  We determined the business enterprise fair value by using both an income approach and a market approach.  As a result of our goodwill impairment analysis, the Film and Electrolytic Business Group recorded a $76.2 million impairment charge which reduced its goodwill carrying value to $68.2 million, and the Ceramic Business Group recorded a $12.4 million impairment charge which eliminated the carrying value of its goodwill.  The Film and Electrolytic Business Group was created with the acquisitions of Evox Rifa Group Oyj (“Evox Rifa”) on April 24, 2007, and Arcotronics Italia S.p.A. (“Arcotronics”) on October 12, 2007.

In addition, and as a result of the goodwill impairment testing, the Ceramic Business Group recorded a $5.3 million impairment charge to write off all of its other intangible assets and recorded a $58.6 million impairment charge to write down its long-lived assets.  These impairment charges are aggregated and reported on the line item “Write down of long-lived assets” in the Condensed Consolidated Statements of Operations.

The impairment review is highly judgmental and involves the use of significant estimates and assumptions in order to calculate the impairment charge.  Estimates of business enterprise fair value use discounted cash flow models and involve making assumptions for future sales trends, market conditions, and cash flows for the next several years.  Other assumptions include the use of growth rates and discount rates applicable to future cash flows.  Because estimates and assumptions are used in an impairment review, actual future cash flows may differ significantly from our forecasts.  While we believe that the non-cash impairment charge this quarter was accurately determined and accounted for, we cannot provide certainty that changing economic conditions may not cause us to further reevaluate the fair value of our reporting units in a later quarter.

As part of the impairment review, consideration is also given to the market value of the Company’s common stock.  After our earnings release on July 30, 2008 which disclosed the impact of this quarter’s impairment on our compliance with debt covenants, the market price of our common stock declined significantly below the level we used in performing our annual impairment review as of June 30, 2008.  If the stock price does not recover, it is likely that we will be required to test for impairment again as of September 30, 2008 and that additional goodwill impairment charges could be recognized.

The following chart highlights our goodwill and intangible assets (amounts in thousands):

	June 30, 2008		March 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized Intangibles:
Goodwill	$90,488		$182,273
Trademarks	7,617		7,617
Unamortized intangibles	98,105		189,890
Amortized Intangibles:
Patents and technology - 2-25 years	33,489	$11,800	38,923	$11,253
Other -3-10 years	3,530	1,326	1,730	1,231
Amortized intangibles	37,019	13,126	40,653	12,484
	$135,124	$13,126	$230,543	$12,484

Note 3. Debt, Liquidity and Capital Resources

A summary of debt is as follows (amounts in millions):

	June 30, 2008	March 31, 2008
Debt
Senior Notes	$40.0	$60.0
UniCredit Agreement-A	73.8	74.3
UniCredit Agreement-B	78.8	79.1
Convertible Debt	175.0	175.0
Other	26.6	24.3
Total debt	394.2	412.7
Current maturities	(208.7)	(108.4)
Total long-term debt	$185.5	$304.3

Senior Notes

In May 1998, we sold $100 million of our Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven initial purchasers of the Senior Notes. The Senior Notes have a final maturity date of May 4, 2010 and began amortizing on May 4, 2006.  The Senior Notes bear interest at a fixed rate of 6.66%, with interest payable semi-annually beginning November 4, 1998.  We had interest payable related to the Senior Notes, included in “Accrued expenses” on our Condensed Consolidated Balance Sheets of $0.4 million and $1.6 million at June 30, 2008 and March 31, 2008, respectively.

We are subject to restrictive covenants under our Note Purchase Agreement which, among other things, restrict our ability to make loans or advances or to make certain investments and requires us to meet financial tests related principally to funded debt and net worth. Borrowings under the Note Purchase Agreement are secured by guarantees of certain of our wholly-owned subsidiaries.

As a result of the impairment charge taken in the first quarter of fiscal year 2009, and absent the amendment discussed below, we would not have been in compliance with the consolidated minimum net worth covenant contained in our Senior Notes, which have an outstanding principal amount of $40.0 million as of June 30, 2008.  As a result, we entered into an amendment with the holders of the Senior Notes which lowers the required minimum consolidated net worth through August 31, 2008, therefore maintaining our compliance with such covenant through that date (See Note 14).  The aggregate maturities of the Senior Notes subsequent to June 30, 2008, are as follows: fiscal year 2010, $20 million; and fiscal year 2011, $20 million.  However, because of the short-term nature of the amendment we entered into with the holders of the Senior Notes, and because of the likelihood that we would not comply with the minimum net worth covenant commencing September 1, 2008, we have classified the $20 million maturity due in fiscal year 2011 as “Current maturities of long-term debt” in the Unaudited Condensed Consolidated Balance Sheets. As a result, the entire amount owed under the Senior Notes amounting to $40 million is classified as current as of June 30, 2008. Further, our UniCredit financing agreements (discussed below) include cross default provisions. The UniCredit indebtedness, all of which is due within twelve months from June 30, 2008, is classified as current in the June 30, 2008 unaudited condensed consolidated balance sheet.

If we are not successful in obtaining new funds to redeem the Senior Notes, or are not otherwise able to restructure, replace, or obtain additional waivers or amendments of this covenant, the holders would be able to declare the Senior Notes due and payable on September 1, 2008.  This would cause us to be in default under the existing agreements with UniCredit (discussed below), relating to Euro 96.8 million (approximately $153 million at June 30, 2008) of outstanding indebtedness.  Although the above described impairment and related amendment to the Senior Notes covenant has no impact on the Company’s outstanding Convertible Senior Notes due 2026 (discussed below), a failure by the Company to either repay the Senior Notes or the UniCredit facility when due, or the absence of a rescission of such repayment requirement by the holders of the Senior Notes and UniCredit, respectively, within 30 days, would allow the holders of the Company’s outstanding Convertible Senior Notes due 2026 (discussed below) to declare those Notes due and payable and require repayment of such Notes.  Without a default as described above, the Company would still be required to pay its UniCredit debt within twelve months from June 30, 2008, unless it is refinanced on a medium- or long-term basis.  We do not currently have the ability to repay the Senior Notes, the UniCredit facilities or the Convertible Senior Notes.

We are exploring various alternatives to restructure or replace the Senior Notes, and we have entered into discussions with several third parties that would provide funding to replace the Senior Notes.  If we are not able to restructure or refinance the Senior Notes by August 31, 2008, it is the Company’s intent to request the Senior Note holders to provide us some additional period of time to accomplish such restructuring or refinancing beyond such date prior to any acceleration of the repayment of the Senior Notes. As of August 11, 2008, we have not entered into an agreement or committed to a plan which would permit us to restructure or refinance the Senior Notes, and there can be no assurance that we will be able to obtain further waivers or restructure or refinance the Senior Notes.

On July 25, 2008, we entered into an agreement with UniCredit to refinance our currently outstanding indebtedness with that institution on a medium-term basis (see Note 14).  While we expect the closing of this refinancing to take place before the end of the second quarter of fiscal year 2009, such closing remains subject to various conditions and there can be no assurance that such closing will occur.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Specifically, these condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern. The uncertainties surrounding the Company’s ability to obtain replacement financing or otherwise restructure the Senior Notes and the UniCredit indebtedness as described above casts doubt on the Company’s ability to continue as a going concern.    The failure to successfully implement our financing plans would have a material adverse effect on our business, results of operations, financial position and liquidity.

UniCredit

In October 2007, in connection with the completion of the acquisition of Arcotronics Italia S.p.A. (“Arcotronics”), we entered into a Senior Facility Agreement (“Credit Agreement-A”) with UniCredit Banca d’Impresa S.p.A. (“UniCredit”) whereby UniCredit agreed to lend to us up to EUR 47 million. The Company’s initial drawdown of EUR 45.8 million under Credit Agreement-A was used to repay certain outstanding indebtedness of Arcotronics and for general corporate purposes. On December 20, 2007, we borrowed an additional EUR 1.0 million under Credit Agreement-A in connection with the refinancing of certain third party indebtedness as described below.

Material terms and conditions of Credit Agreement-A are as follows:

(i)	Maturity:	April 9, 2009
(ii)	Interest Rate:	Floating at three month EURIBOR plus 1.2%
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

In December 2007, in connection with the refinancing of certain third party indebtedness acquired as part of the acquisition of Arcotronics, we entered into an additional Senior Facility Agreement (“Credit Agreement-B”) with UniCredit whereby UniCredit agreed to lend to us EUR 50 million. The Company used the proceeds from this borrowing, together with cash on hand and the drawdown of EUR 1.0 million under Credit Agreement-A with UniCredit, to refinance such third party indebtedness of Arcotronics.

Material terms and conditions of Credit Agreement-B are as follows:

(i)	Maturity:	December 31, 2008
(ii)	Interest Rate:	Floating at three month EURIBOR plus 1.75%
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

See Note 14. Subsequent Events for further discussion.

Convertible Debt

In November 2006, we sold and issued $175.0 million in Convertible Senior Notes (the “Notes”).  The Notes are unsecured obligations and rank equally with our existing and future unsubordinated and unsecured obligations and are junior to any of our future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Notes, we entered into an indenture (the “Indenture”) dated as of November 1, 2006, with Wilmington Trust Company, as trustee.

The Notes bear interest at a rate of 2.25% per annum, payable in cash semi-annually in arrears on each May 15 and November 15. The Notes are convertible into (i) cash in an amount equal to the lesser of the principal amount of the Notes and the conversion value of the Notes on the conversion date and (ii) cash or shares of our common stock (“Common Stock”) or a combination of cash and shares of the Common Stock, at our option, to the extent the conversion value at that time exceeds the principal amount of the Notes, at any time prior to the close of business on the business day immediately preceding the maturity date of the Notes, unless we have redeemed or purchased the Notes, subject to certain conditions. The initial conversion rate was 103.0928 shares of Common Stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $9.70 per share, subject to adjustments.

The holder may surrender the holder’s Notes for conversion if any of the following conditions are satisfied:

•                  During any fiscal quarter, the closing sale price of the Common Stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 130% of the conversion price per share on such last trading day;

•                  We have called the Notes for redemption;

•                  The average of the trading prices of the Notes for any five consecutive trading day period is less than 98% of the average of the conversion values of the Notes during that period;

•                  We make certain significant distributions to the holders of the Common Stock; or

•                  In connection with a transaction or event constituting a “fundamental change” (as defined in the Indenture).

We received net proceeds from the sale of the Notes of approximately $170.2 million, after deducting discounts and estimated offering expenses of approximately $4.8 million. Net proceeds from the sale were used to repurchase approximately 3.3 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Notes offering). Approximately $4.8 million in debt issuance costs related to the Notes have been recorded as “Other assets” in the accompanying Consolidated Balance Sheets. Debt issuance costs are being amortized over a period of five years.

The terms of the Notes are governed by the Indenture. The Notes mature on November 15, 2026 unless earlier redeemed, repurchased or converted. We may redeem the Notes for cash, either in whole or in part, anytime after November 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including additional interest, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require us to repurchase for cash all or a portion of their Notes on November 15, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.

The Notes are convertible into Common Stock at a rate equal to 103.0928 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $9.70 per share), subject to adjustment as described in the Indenture. Upon conversion, we will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at our election, cash or shares of Common Stock with respect to the remainder. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s own stock”, the contingent conversion feature was not required to be bifurcated and accounted for separately under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

If we undergo a “fundamental change,” holders of the Notes will have the right, subject to certain conditions, to require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. We would pay a make-whole premium on the Notes converted in connection with any fundamental change that occurs prior to November 20, 2011. The amount of the make-whole premium, if any, will be based on our stock price and the effective date of the fundamental change.  The maximum make-whole premium, expressed as a number of additional shares of the Common Stock to be received per $1,000 principal amount of the Notes, would be 30.95 upon the conversion of Notes in connection with the occurrence of a fundamental change prior to November 1, 2006, November 15 of each of 2007, 2008, 2009 or 2010, respectively, or November 20, 2011 if the stock price at that date is $7.46 per share of Common Stock.  The Indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates. No make-whole premium will be paid if the price of the common stock on the effective date of the fundamental change is less than $7.46. Any make-whole premium will be payable in shares of common stock (or the consideration into which our common stock has been exchanged in the fundamental change) on the conversion date for the Notes converted in connection with the fundamental change.  The estimated fair value of the Convertible Notes, based on quoted market prices as of June 30, 2008 and March 31, 2008, was approximately $110 million and $126 million, respectively.

We had interest payable related to the Notes included in Accrued expenses on our Condensed Consolidated Balance Sheets of approximately $0.5 million and $1.5 million at June 30, 2008 and March 31, 2008, respectively.

Note 4. Reconciliation of Basic Income (Loss) Per Common Share

In accordance with FASB Statement No. 128, “Earnings per Share”, the following table presents a reconciliation of basic EPS to diluted EPS.

Computation of Basic and Diluted (Loss) Income Per Share

(Amounts in thousands, except per share data)

	Quarters Ended June 30,
	2008	2007
Numerator:
Net (loss) income	$(187,292)	$7,032

Denominator:
Weighted-average shares outstanding:
Basic	80,398	83,890
Assumed conversion of employee stock options	—	258
Diluted	80,398	84,148

Net (loss) income per share:
Basic and Diluted	$(2.33)	$0.08

Note 5. Derivatives and Hedging

We use certain derivative financial instruments to reduce exposures to volatility of foreign currencies.

Hedging Foreign Currencies

Certain operating expenses at our Mexican facilities are paid in Mexican pesos. In order to hedge these forecasted cash flows, we have purchased forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis.  At June 30, 2008, we had outstanding forward exchange contracts that mature within approximately six months to purchase Mexican pesos with a total notional amount of $22.4 million. The fair value of these contracts totaled $1.5 million at June 30, 2008, and they are recorded as an asset on the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and also  reflected as income in “Accumulated other comprehensive income” (“AOCI”) on the Condensed Consolidated Balance Sheets.  The impact of the changes in fair values of these contracts resulted in Other comprehensive income, net of taxes, of $0.7 million for the quarter ended June 30, 2008.

Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is recorded. When the hedged item affects income, the deferred gains or losses are reclassified from AOCI to the Condensed Consolidated Statements of Operations as “Cost of sales.” Any ineffectiveness, if material, in our hedging relationships is recognized immediately in the Condensed Consolidated Statements of Operations.

We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedging transactions.

Note 6. Restructuring Charges

Since the end of fiscal year 2002, we have initiated several restructuring programs (the “Plan”) in order to reduce costs, remove excess capacity and make us more competitive on a world-wide basis.  Since the goals of each of these restructuring programs fall into one of the rationales listed above, we have elected to disclose the quarterly impact of total restructuring rather than by each restructuring program.

A reconciliation of the beginning and ending liability balances for the Plan included in the liabilities section of the Condensed Consolidated Balance Sheets for the quarter ended June 30, 2008 and 2007 is shown below (amounts in thousands):

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$1,835	$—	$941	$—
Costs charged to expense	4,939	1,858	1,215	1,334
Costs paid or settled	(2,722)	(1,858)	(1,451)	(1,334)
End of period	$4,052	$—	$705	$—

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Condensed Consolidated Balance Sheets for these costs. Costs charged to expense are aggregated in “Restructuring charges” in the Condensed Consolidated Statements of Operations.

Personnel Reductions - During the quarter ended June 30, 2008, we recognized charges of $4.9 million, primarily for reductions in workforce in the Film and Electrolytic Business Group.  During the quarter ended June 30, 2007, we recognized a charge of $1.2 million for reductions in workforce in our Mexican plants which related to our Ceramic and Tantalum Business Groups.

Manufacturing Relocations – Manufacturing relocation costs are expensed as incurred, therefore no liability is recorded in the Condensed Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in “Restructuring charges” in the Condensed Consolidated Statements of Operations.  During the quarters ended June 30, 2008 and 2007, we incurred expenses of $1.9 million and $1.3 million, respectively, related to our manufacturing relocation plan.

Charges related to personnel reductions and manufacturing relocations correspond with our initiative to relocate production facilities to low-cost regions of the world.

Note 7. Accumulated Other Comprehensive Income

Comprehensive income for the quarters ended June 30, 2008 and 2007, includes the following components (amounts in thousands):

	Quarters Ended
	June 30,
	2008	2007
Net (loss) income	$(187,292)	$7,032

Amortization of postretirement benefit plan	(610)	(598)
Currency forward contract gain	750	789
Currency translation gain (loss)	(395)	1,312
Unrealized investment loss	—	(105)
Total net (loss) income and other comprehensive (loss) income	$(187,547)	$8,430

The components of Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	June 30, 2008	March 31, 2008
Currency forward contract income, net	$1,513	$763
Currency translation gain	42,073	42,468
Defined benefit postretirement plan adjustments	21,570	22,180
Defined benefit pension plans	154	154
Total Accumulated other comprehensive income	$65,310	$65,565

Note 8. Income Taxes

During the quarter ended June 30, 2008, the net income tax benefit of $0.1 million is comprised of a $0.2 million tax benefit related to foreign operations partially offset by $0.1 million of federal and state income tax expense. Our $88.6 million goodwill impairment charge is non-deductible for income tax purposes.  Additionally, we recorded valuation allowances to partially offset the tax benefit related to net operating losses in some of our subsidiaries because not realizing these future tax benefits is considered more likely than not.

Note 9. Segment and Geographic Information

We are organized into three distinct business groups: the Tantalum Business Group; the Ceramic Business Group; and the Film and Electrolytic Business Group. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business groups’ respective net sales. In addition, all corporate costs are allocated to the business groups based on the business groups’ respective net sales. On April 24, 2007, we acquired Evox Rifa Group Oyj and on October 12, 2007, we acquired Arcotronics Italia S.p.A.  Evox Rifa and Arcotronics make up the Film and Electrolytic Business Group.  Prior year’s first quarter Film and Electrolytic Business Group net sales, operating income and depreciation include only two months of Evox Rifa’s operations and none of Arcotronics’ operations.

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

Ceramic Business Group

The Ceramic Business Group operates in three manufacturing locations in Mexico and China. This business group produces ceramic capacitors. In addition, the business group has a product innovation center in the United States.  Ceramic products are sold in all regions of the world.

Film and Electrolytic Business Group

The Film and Electrolytic Business Group operates in thirteen manufacturing sites in Europe and Asia. This business group produces film, paper, and electrolytic capacitors. In addition, the business group has a product innovation center in Sweden.  Film and Electrolytic products are sold in all regions in the world.

The following table reflects each group’s net sales, operating (loss) income, depreciation and amortization expenses as well as sales by region for the quarters ended June 30, 2008 and 2007 and total assets as of June 30, 2008 and March 31, 2008 (amounts in thousands):

	Quarters Ended June 30,
	2008	2007
Net sales:
Tantalum	$108,843	$105,333
Ceramic	53,205	55,058
Film and Electrolytic	80,796	22,728
	$242,844	$183,119

Operating (loss) income (1)(2):
Tantalum	$(4,164)	$6,388
Ceramic	(87,528)	(1,338)
Film and Electrolytic	(88,740)	1,104
	$(180,432)	$6,154

Depreciation and amortization expenses:
Tantalum	$8,081	$7,933
Ceramic	3,801	3,627
Film and Electrolytic	3,770	536
	$15,652	$12,096

Sales by region:
North and South America (Americas)	$57,309	$55,426
Europe, Middle East, Africa (EMEA)	101,692	56,281
Asia and Pacific Rim (APAC)	83,843	71,412
	$242,844	$183,119

	June 30, 2008	March 31, 2008
Total assets:
Tantalum	$479,327	$496,256
Ceramic	202,347	282,405
Film and Electrolytic	360,066	473,239
	$1,041,740	$1,251,900

(1) Restructuring charges included in Operating (loss) income were as follows:

	Quarters Ended June 30,
	2008	2007
Total restructuring:
Tantalum	$1,298	$1,866
Ceramic	676	683
Film and Electrolytic	4,823	—
	$6,797	$2,549

(2) Impairment charges and write downs included in Operating (loss) income were as follows:

	Quarters Ended June 30,
	2008	2007
Impairment charges and write downs:
Ceramic	$76,346	$—
Film and Electrolytic	76,229	—
	$152,575	$—

Note 10. Concentrations of Risks

Sales and Credit Risk

We sell to customers globally.  Credit evaluations of our customers’ financial condition are performed periodically, and we generally do not require collateral from our customers.  Our customer, TTI, Inc., accounted for over 10% of our net sales in the first quarter of fiscal year 2009.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at June 30, 2008 and March 31, 2008.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 48% and 49% of our net sales in the quarters ended June 30, 2008 and 2007, respectively.  As a result of our concentration of sales to electronics distributors, we may experience fluctuations in our operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Note 11. Assets Held for Sale

As a result of moving manufacturing operations from the United States to lower cost facilities, certain manufacturing facilities located in the United States are no longer in use and are held for sale according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of the facilities at June 30, 2008 was $4.6 million and is separately presented in the “Assets held for sale” line item on the Condensed Consolidated Balance Sheets. At June 30, 2008, the fair value is believed to approximate carrying value based on independent appraisals. We expect to sell the properties within the next twelve months and we do not anticipate any remediation costs in selling the properties. On a quarterly basis, management reviews this value for indications of impairment.

Note 12. Stock-based Compensation

Long-Term Incentive Plan for Fiscal Years 2008 and 2009

During the quarter ended June 30, 2007, the Board approved a long-term incentive plan (“2008/2009 LTIP”) and as a result issued 383,293 performance awards which entitled certain key employees to receive 134,153 shares of KEMET common stock on May 15, 2009 if certain performance measures were met as compared to the S&P 600 Smallcap Index and to receive 249,140 shares of KEMET common stock if we met a prescribed two year earnings per share target.  As of June 30, 2008, all of the participants in the 2008/2009 LTIP had entered into a cancellation agreement; and accordingly, the 2008/2009 LTIP was cancelled.

Long-Term Incentive Plan for Fiscal Years 2009 and 2010

During the quarter ended June 30, 2008, the Board approved a new long-term incentive plan (“2009/2010 LTIP”) based upon the achievement of certain target financial metrics for the combined fiscal years ending in March 2009 and 2010.  These awards vest on the measurement date May 15, 2010.

The 2009/2010 LTIP entitles the participants to receive up to 685,799 shares of KEMET common stock if the target financial metrics are realized.  We assessed the likelihood of meeting the target financial metrics and concluded that for the quarter ended June 30, 2008, the target would not be achieved.  Accordingly, no compensation expense was recorded during the first quarter of fiscal year 2009.  The compensation costs associated with the 2009/2010 LTIP will be expensed quarterly over the next seven quarters ending March 31, 2010.  We will continue to monitor the likelihood of whether the target financial metrics will be realized and will adjust compensation expense to match expectations.

Restricted Stock

The Company’s Chief Executive Officer was granted 50,000 and 64,618 restricted shares of KEMET common stock on April 10, 2008 and May 29, 2008, respectively.  The 114,618 shares vested immediately upon grant and had a weighted-average issuance price of $4.15 per share.  Compensation expense associated with the grants was $0.5 million and was recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

Stock Options

In October 2007, the Board granted 464,000 stock options to employees pursuant to the 2004 Key Employee Stock Option Plan described in Note 6, “Stock Option Plans”, of the notes to consolidated financial statements contained in the Company’s 2008 Annual Report.  The prices of the options granted pursuant to these plans are not less than 100% of the value of the shares on the date of the grant.  The weighted average grant date fair value per share is $3.45 and the weighted average exercise price per share for these options is $7.63.

The compensation expense associated with the option awards was $0.4 million and $0.6 million for the quarters ended June 30, 2008 and 2007, respectively.  These costs were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the quarter ended June 30, 2008. No tax benefit was realized from stock options exercised during the quarters ended June 30, 2008 and 2007.

Note 13.  Pension and Other Postretirement Benefit Plans

We maintain several European defined benefit pension plans and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to our pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2008 and 2007 (amounts in thousands):

	Pension	Other Benefits
	Quarter Ended	Quarters Ended June 30,
	June 30, 2008	2008	2007
Net service cost	$183	$32	$21
Interest cost	407	224	241
Expected return on net assets	(192)	—	—
Amortization:
Actuarial (gain) loss	(1)	(12)	(598)
Prior service (credit) cost	7	(594)	—

Total net periodic benefits (income) costs	$404	$(350)	$(336)

We contributed $0.8 million to the European pension plans in the first quarter of fiscal year 2009.  For fiscal year 2009, we expect to contribute $1.4 million to the European pension plans.  We expect to make no contributions to fund our post-retirement plan assets in fiscal year 2009 as our policy is to pay benefits as costs are incurred.  We estimate that postretirement benefit payments in fiscal year 2009 will be $1.6 million.

Note 14. Subsequent Events

On July 30, 2008, we announced a rationalization plan designed to reduce costs in the corporate staff and manufacturing support functions in the U.S., Europe, Mexico and Asia.  Approximately 640 employees were affected as a result of this action and the one-time termination payments to the affected employees will be approximately $20 million.  We will accrue severance expense related to the termination payments primarily in the quarter ended September 30, 2008, and we will pay the benefits over the next three quarters.  The salaried workforce affected represents approximately 12% of our salaried workforce.

As a result of the impairment charge in the first quarter of fiscal year 2009, we would not have been in compliance with the consolidated minimum net worth covenant contained in our 6.66% Senior Notes, which have an outstanding principal amount of $40.0 million as of June 30, 2008.  We have entered into an amendment with the holders of the Senior Notes which lowers the required minimum consolidated net worth through August 31, 2008, and we are in compliance with such covenant.  After giving effect to this amendment, the Company was and continues to be in compliance with all of the terms and conditions of its outstanding indebtedness, which principally consists of the following:

•	$175 million outstanding 2.25% Convertible Senior Notes due 2026
•	EUR 96.8 million currently outstanding under credit facilities with UniCredit Banca d’Impresa S.p.A.
•	$40 million outstanding 6.66% Senior Notes.

We entered into an agreement for a new medium-term credit facility in the principal amount of EUR 95.0 million with UniCredit Corporate Banking S.p.A. (“UniCredit”), a financial institution headquartered in Italy and part of the Milan-based UniCredit Group.  While we expect the closing of this refinancing to take place before the end of the second quarter of fiscal year 2009, such closing remains subject to various conditions and there can be no assurance that such closing will occur.  Under the terms of the new credit facility, we will repay the principal amount in equal, semi-annual installments during the six-year term. The credit facility will be priced at EURIBOR + 1.7%, and will be unsecured. The use of proceeds from the new credit facility will be to refinance two existing short-term credit facilities with UniCredit totaling EUR 96.8 million and currently scheduled to mature in December 2008 and April 2009. The first semi-annual principal installment on the new facility is expected to be due in July 2009.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A of the Company’s 2008 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which we operate. While management believes these forward-looking statements are accurate and reasonable, uncertainties, risks and factors, including those described below, could cause actual results to differ materially from those reflected in the forward-looking statements.

Factors that could cause the Company’s actual results to differ materially from those anticipated in the forward-looking statements in this report include the following: (i) generally adverse economic and industry conditions, including a decline in demand for the Company’s products;  (ii) the ability to maintain sufficient liquidity to realize current operating plans; (iii) adverse economic conditions or a decrease in the market value of our stock price could cause further reevaluation of the fair value of our reporting segments and cause a significant charge for goodwill impairment or the write down of long-lived assets; (iv) the cost and availability of raw materials; (v) changes in the competitive environment of the Company;  (vi) economic, political, or regulatory changes in the countries in which the Company operates; (vii) the ability to successfully integrate the operations of acquired businesses; (viii) the ability to attract, train and retain effective employees and management; (ix) the ability to develop innovative products to maintain customer relationships; (x) the impact of environmental issues, laws, and regulations; and  (xi) the Company’s ability to achieve the expected benefits of its manufacturing relocation plan or other restructuring plan.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider the above list of factors to be a complete set of all potential risks or uncertainties.

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on our unaudited consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in the Company’s 2008 Annual Report.  Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of the Company’s 2008 Annual Report.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, assumptions, and judgments. Estimates and assumptions are based on historical data and other assumptions that management believes are reasonable. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

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

Overview

KEMET is a leading manufacturer of the majority of capacitor types, including tantalum, multilayer ceramic, solid aluminum capacitors, and after the Evox Rifa and Arcotronics acquisitions, plastic film, paper, and electrolytic capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

Our business strategy is to generate revenues by being the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. We reach our customers through a direct sales force, as well as a limited number of manufacturing representatives, that call on customer locations around the world.

We manufacture capacitors in the United States, Mexico, Portugal, China, Indonesia, United Kingdom, Finland, Italy, Germany, Bulgaria, and Sweden. Substantially all of the manufacturing in the United States has been relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the U.S. focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

The market for all of our capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs, and few import barriers. Competitive factors that influence the market for our products include product quality, customer service, technical innovation, pricing, and timely delivery. It is our belief that we compete favorably on the basis of each of these factors.

KEMET is organized into three distinct business groups: the Tantalum Business Group, the Ceramic Business Group and the Film and Electrolytic Business Group. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups. In addition, all corporate costs are also allocated to the business groups.

We believe our Mexican operations are among the most cost efficient in the world, and they continue to be our primary production facilities supporting North American and, to a large extent, European customers.  We also feel that our China manufacturing facilities enjoy low production costs and proximity to large and growing markets, which have caused some of our key customers to relocate production facilities to Asia, particularly China.  As a result, one of our strategies is to continue to shift production to low-cost locations which provide us the best opportunity to be a low-cost producer of capacitors.

On July 30, 2008, we announced a rationalization plan designed to reduce costs in the corporate staff and manufacturing support functions.  Approximately 640 employees will be affected as a result of this action.  The salaried workforce affected represents approximately 12% of our salaried workforce.  We expect to reduce our support costs by approximately $24 million in the remainder of the current fiscal year (approximately $36 million on a full-year basis), and expect to accrue severance expense of approximately $20 million, primarily in the quarter ended September 30, 2008.  Approximately 200 employees will be affected in our U.S. operations, with the balance at various facilities within Europe, Mexico and Asia.

We perform an annual test of impairment of our goodwill in the first quarter of each fiscal year and in any other quarter in which events occur that would cause the Company to reevaluate the value of its assets.  We performed this evaluation during the current quarter and utilized both the market approach and the discounted cash flow approach to determine the fair value of the Company, its assets and its reporting units.  The market approach included the market capitalization for KEMET and its peer group companies.  As a result of this review, we recorded a $152.6 million impairment charge which reduced both goodwill and long-lived assets by approximately $88.7 million and $63.9 million, respectively.  The goodwill impairment and long-lived asset charge to earnings reduced the results under U.S. generally accepted accounting principles; however, both are non-cash in nature and therefore have no effect on cash.

The impairment was charged to the Ceramic Business Group and Film and Electrolytic Business Group in the amount of $76.4 million and $76.2 million, respectively.  While we believe that the non-cash impairment charge this quarter was accurately determined, we cannot provide certainty that changing economic conditions may not cause us to further reevaluate the fair value of our reporting units in a later quarter.

As part of the impairment review, consideration is also given to the market value of the Company’s common stock.  After our earnings release on July 30, 2008 which disclosed the impact of this quarter’s impairment on our compliance with debt covenants, the market price of our common stock declined significantly below the level we used in performing our annual impairment review as of June 30, 2008.  If the stock price does not recover, it is likely that we will be required to test for impairment again as of September 30, 2008 and that additional goodwill impairment charges could be recognized.

As a result of the impairment charge in the first quarter of fiscal year 2009, we would not have been in compliance with the consolidated minimum net worth covenant contained in our 6.66% Senior Notes, which have an outstanding principal amount of $40.0 million as of June 30, 2008.  We have entered into an amendment with the holders of the Senior Notes which lowers the required minimum consolidated net worth through August 31, 2008, and we are in compliance with such covenant.  After giving effect to this amendment, the Company was and continues to be in compliance with all of the terms and conditions of its outstanding indebtedness, which principally consists of the following:

•	$175 million outstanding 2.25% Convertible Senior Notes due 2026
•	EUR 96.8 million currently outstanding under credit facilities with UniCredit Banca d’Impresa S.p.A.
•	$40 million outstanding 6.66% Senior Notes.

If we are not successful in obtaining new funds to redeem the Senior Notes, or are not otherwise able to restructure, replace, or obtain additional waivers or amendments of this covenant, the holders would be able to declare the Senior Notes due and payable.  This would cause us to be in default under the existing agreements with UniCredit (discussed below), relating to Euro 96.8 million (approximately $153 million at June 30, 2008) of outstanding indebtedness.  Further, a failure by the Company to either repay the Senior Notes or the UniCredit facility when due, or the absence of a rescission of such repayment requirement by the holders of the Senior Notes and UniCredit, respectively, within 30 days, would allow the holders of the Company’s outstanding Convertible Senior Notes due 2026 (discussed below) to declare those Notes due and payable and require repayment of such Notes.  Without a default as described above, the Company would still be required to pay its UniCredit debt within the next twelve months, unless it is refinanced on a medium- or long-term basis.  We do not currently have the ability to repay the Senior Notes, the UniCredit facilities or the Convertible Senior Notes.

We entered into an agreement for a new medium-term credit facility in the principal amount of EUR 95.0 million with UniCredit Corporate Banking S.p.A., formerly UniCredit Banca d’Impresa S.p.A. (“UniCredit”), a financial institution headquartered in Italy and part of the Milan-based UniCredit Group.  While we expect the closing of this refinancing to take place before the end of the second quarter of fiscal year 2009, such closing remains subject to various conditions and there can be no assurance that such closing will occur.  Under the terms of the new credit facility, we will repay the principal amount in equal, semi-annual installments during the six-year term. The credit facility will be priced at EURIBOR + 1.7%, and will be unsecured. The use of proceeds from the new credit facility will be to refinance two existing short-term credit facilities with UniCredit totaling EUR 96.8 million and currently scheduled to mature in December 2008 and April 2009. The first semi-annual principal installment on the new facility is expected to be due in July 2009.

We are exploring various alternatives to restructure or replace the Senior Notes, and we have entered into discussions with several third parties that would provide funding to replace the Senior Notes.  If we are not able to restructure or refinance the Senior Notes by August 31, 2008, it is the Company’s intent to request the Senior Note holders to provide us some additional period of time to accomplish such restructuring or refinancing beyond such date prior to any acceleration of the repayment of the Senior Notes.  As of August 11, 2008, we have not entered into an agreement or committed to a plan which would permit us to restructure or refinance the Senior Notes.

The uncertainty surrounding the Company’s ability to obtain replacement financing or otherwise restructure the Senior Notes and the UniCredit indebtedness as described above casts doubt on the Company’s ability to continue as a going concern.  These condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.  The failure to successfully implement our financing plans would have a material adverse effect on our business, results of operations, financial position and liquidity.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Quarter Ended June 30, 2008, with the Quarter Ended June 30, 2007

The following table sets forth the operating income (loss) for each of our business segments for the quarters ended June 30, 2008 and June 30, 2007, respectively.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages).

	For the Quarters Ended
	June 30, 2008		June 30, 2007
	Amount	% to Total Sales	Amount	% to Total Sales	% Change
Net sales
Tantalum	$108,843	44.8%	$105,333	57.5%	3.3%
Ceramic	53,205	21.9%	55,058	30.1%	-3.4%
Film and Electrolytic	80,796	33.3%	22,728	12.4%	255.5%
Total	$242,844	100.0%	$183,119	100.0%	32.6%

	Amount	% to Total Sales	Amount	% to Total Sales
Gross margin
Tantalum	$12,528	5.2%	$23,889	13.0%	-47.6%
Ceramic	(1,068)	-0.4%	10,913	6.0%	-109.8%
Film and Electrolytic	5,795	2.4%	4,775	2.6%	21.4%
Total	17,255	7.1%	39,577	21.6%	-56.4%

SG&A expenses
Tantalum	10,517	4.3%	10,922	6.0%	-3.7%
Ceramic	6,268	2.6%	7,717	4.2%	-18.8%
Film and Electrolytic	11,434	4.7%	3,168	1.7%	260.9%
Total	28,219	11.6%	21,807	11.9%	29.4%

R&D expenses
Tantalum	4,877	2.0%	4,713	2.6%	3.5%
Ceramic	3,170	1.3%	3,851	2.1%	-17.7%
Film and Electrolytic	2,049	0.8%	503	0.3%	307.4%
Total	10,096	4.2%	9,067	5.0%	11.3%

Restructuring charges
Tantalum	1,298	0.5%	1,866	1.0%	-30.4%
Ceramic	676	0.3%	683	0.4%	-1.0%
Film and Electrolytic	4,823	2.0%	—	—	—
Total	6,797	2.8%	2,549	1.4%	166.7%

Goodwill impairment
Ceramic	12,418	5.1%	—	—	—
Film and Electrolytic	76,229	31.4%	—	—	—
Total	88,647	36.5%	—	—	—

Write down of long-lived assets
Ceramic	63,928	26.3%	—	—	—
Total	63,928	26.3%	—	—	—

Operating (loss) income
Tantalum	(4,164)	-1.7%	6,388	3.5%	-165.2%
Ceramic	(87,528)	-36.0%	(1,338)	-0.7%	6441.7%
Film and Electrolytic	(88,740)	-36.5%	1,104	0.6%	-8138.0%
Total	(180,432)	-74.3%	6,154	3.4%	-3031.9%

Other expense (income), net	6,940	2.9%	432	0.2%	1506.5%
(Loss) income before income taxes	(187,372)	-77.2%	5,722	3.1%	-3374.6%
Income tax benefit	(80)	—	(1,310)	-0.7%	-93.9%
Net (loss) income	$(187,292)	-77.1%	$7,032	3.8%	-2763.4%

Net Sales

Net sales for the quarter ended June 30, 2008, increased by $59.7 million, or 32.6% to $242.8 million compared to the same period last year.  Sales from the Film and Electrolytic Business Group increased $58.1 million and accounted for almost all of the increase.  The Arcotronics business, which was acquired in the third quarter of fiscal year 2008, accounted for $47.9 million of the increase.

By region, 24% of net sales for the quarter ended June 30, 2008, were to customers in North America and South America (“Americas”), 34% were to customers in Asia and Pacific Rim (“APAC”), and 42% were to customers in Europe, Middle East and Africa (“EMEA”).  For the quarter ended June 30, 2007, 30% of net sales were to customers in the Americas, 39% were to customers in APAC, and 31% were to customers in EMEA.

By channel, 48% of net sales for the quarter ended June 30, 2008, were to distribution customers, 18% were to electronic manufacturing services customers, and 34% were to original equipment manufacturing customers.  For the quarter ended June 30, 2007, 52% of net sales were to distribution customers, 18% were to electronic manufacturing services customers, and 30% were to original equipment manufacturing customers.

Gross Margin

Gross margin for the quarter ended June 30, 2008, decreased from 21.6% of net sales in the prior year to 7.1% of net sales in the first quarter of fiscal year 2009.  Several items contributed to our decrease in gross margin including lower selling prices in our Tantalum and Ceramic Business Groups.  Additionally, we incurred increases in manufacturing costs related to inflation in the utility, freight and distribution areas, and experienced higher production costs in conjunction with the relocation and start up of equipment in China.  In addition, we recorded a $7.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  Price decreases in Hi-CV products in Asia caused the net realizable value of the inventory to fall below its carrying value.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2008, were $28.2 million, or 11.6% of net sales, as compared to $21.8 million, or 11.9% of net sales for the same period last year. SG&A expenses for the quarter ended June 30, 2008 include $3.8 million of SG&A costs for the acquired Arcotronics business.  Costs related to integrating our acquisitions were $2.2 million higher than the same quarter a year ago.  Also, we incurred an additional $0.9 million in professional fees during first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.

Research and Development Expenses

Research and development (“R&D”) expenses for the quarter ended June 30, 2008, were $10.1 million, or 4.2% of net sales, as compared to $9.1 million, or 5.0% of net sales for the same period last year.  The primary reason for the $1.0 million increase over last year was the acquisition of Arcotronics.  During the first quarter of fiscal year 2009, we introduced approximately 1,698 new products of which 178 were first to market.

Restructuring Charges

Since the end of fiscal year 2002, we have initiated several restructuring programs (the “Plan”) in order to reduce costs, remove excess capacity and make us more competitive on a world-wide basis.  The charges we incur to implement the Plan relate to personnel reductions and manufacturing relocations associated with moving production to low-cost regions of the world.

During the quarter ended June 30, 2008, we recognized charges of $4.9 million for reductions in workforce, primarily in the Film and Electrolytic Business Group.  During the quarter ended June 30, 2007, we recognized a charge of $1.2 million for reductions in workforce in our Mexican plants.  Additionally, during the quarters ended June 30, 2008 and 2007, we incurred expenses of $1.9 million and $1.3 million, respectively, for the relocation of equipment.

Goodwill Impairment and Write Down of Long-Lived Assets

We test goodwill for impairment during the first quarter of each fiscal year in connection with the preparation of our financial statements. Due to reduced earnings and cash flows caused by macro-economic factors, excess capacity issues and delays in integrating recently acquired businesses, we revised our earnings forecast and, as a result, recorded an $88.6 million non-cash goodwill impairment charge in the first quarter of fiscal year 2009.  We determined the business enterprise fair value by using both a discounted cash flow approach and a market approach.  As a result of this year’s testing, the Film and Electrolytic Business Group recorded a $76.2 million impairment charge which reduced its goodwill carrying value to $68.2 million, and the Ceramic Business Group recorded a $12.4 million impairment charge which eliminated the carrying value of its goodwill.

In addition, and as a result of the goodwill impairment testing, the Ceramic Business Group recorded a $5.3 million impairment charge to write off all of its other intangible assets and recorded a $58.6 million impairment charge to write down its long-lived assets.  These impairment charges are aggregated and reported on the line item “Write down of long-lived assets” in the Condensed Consolidated Statements of Operations.

As part of the impairment review, consideration is also given to the market value of the Company’s common stock.  After our earnings release on July 30, 2008 which disclosed the impact of this quarter’s impairment on our compliance with debt covenants, the market price of our common stock declined significantly below the level we used in performing our annual impairment review as of June 30, 2008.  If the stock price does not recover, it is likely that we will be required to test for impairment again as of September 30, 2008 and that additional goodwill impairment charges could be recognized.

Operating Income

Operating loss for the quarter ended June 30, 2008, was $180.4 million, compared to an operating income of $6.2 million for the quarter ended June 30, 2007. Gross margin decreased $22.3 million as compared to the same quarter a year ago.  Operating expenses increased $7.4 million and restructuring charges were $4.2 million higher than the first quarter of fiscal year 2008.  Additionally, we incurred  non-cash charges of $152.6 million for goodwill impairment and the write down of long-lived assets in the first quarter of fiscal year 2009.

Other (Income) Expense, net

Other expense increased from $0.4 million in the first quarter of fiscal year 2008 to $6.9 million in the first quarter of fiscal year 2009.  Interest income decreased in the quarter ended June 30, 2008 versus the comparable period in the prior year principally due to the decline in cash and cash equivalent balances compared to June 30, 2007.  Interest expense increased compared to the same period a year ago due to the issuance of additional debt and the acquisition of debt associated with the purchase of Arcotronics.  Additionally, we experienced higher foreign currency translation losses in the first quarter of fiscal year 2009 compared with the first quarter of fiscal year 2008.

Income Taxes

Our income tax benefit for the quarter ended June 30, 2008, was $0.1 million compared to an income tax benefit of $1.3 million for the quarter ended June 30, 2007.  The income tax benefit is comprised of a $0.2 million tax benefit related to foreign operations partially offset by $0.1 million of federal and state income tax expense.  The difference between our actual tax benefit and the tax benefit expected at our statutory rate is caused by two primary items:  the $88.6 million goodwill impairment charge is non-deductible for income tax purposes; and we have recorded valuation allowances to partially offset the tax benefit related to net operating losses in some of our subsidiaries because of the possibility of not realizing these future tax benefits.

Business Groups Comparison of the Quarter Ended June 30, 2008 with the Quarter Ended June 30, 2007

Tantalum Business Group

Net Sales

Net sales increased 3.3% during the first quarter of fiscal year 2009, as compared to first quarter of fiscal year 2008.  Unit sales volume for the quarter ended June 30, 2008 increased compared to the same period last year.  Average selling prices decreased approximately 6% for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.  Net sales were also negatively affected by product mix as specialty product shipments were lower than the prior year quarter.  Volumes for tantalum products continued to be very strong in Asia, where sales represented 45% of total tantalum revenue.

Gross Margin

Gross margin as a percent to Tantalum sales decreased to 11.5% from 22.7% in the first quarter of fiscal year 2008.  The primary contributors to the lower gross margin were the erosion of average selling prices and an unfavorable product mix discussed above.  Also adversely affecting gross margins in the current quarter compared to the first quarter of fiscal year 2008 were increases in manufacturing costs related to inflation in the utility, freight and distribution areas, and higher production costs in conjunction with the relocation and start up of equipment in China.  Additionally, gross margin percentage was also negatively impacted by the currency impact on operating cost in Portugal and China.

Operating Income

Operating loss for first quarter of fiscal year 2009 was $4.2 million as compared to operating income of $6.4 million in the first quarter of fiscal year 2008. Lower gross margin discussed above led to the unfavorable comparison to the first quarter of fiscal year 2008.

Ceramic Business Group

Net Sales

Net sales decreased by 3.4% during the first quarter of fiscal year 2009, as compared to first quarter of fiscal year 2008. The decrease is attributed primarily to average selling price erosion as volumes were constant at 8.8 billion pieces across both fiscal periods.   Average selling prices decreased during the first quarter of fiscal year 2009, as compared to the first quarter of fiscal year 2008 because of the pricing pressure that resulted when additional capacity was brought on line by other manufacturers to serve the Hi-CV market in Asia.   A weaker automotive market in the United States also contributed to the decrease in average selling prices in the first quarter of fiscal year 2009.

Gross Margin

Gross margin as a percent to Ceramic sales decreased to (2%) from 19.8% in the first quarter of last year.  The primary contributors to the negative gross margin were erosion of average selling prices discussed above and a $7.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  Price decreases in Hi-CV products in Asia caused the net realizable value of the inventory to fall below its carrying value.  Also adversely affecting gross margins in the current quarter compared to the first quarter of fiscal year 2008 were increases in manufacturing costs related to inflation in the utility, freight and distribution areas.

Operating Loss

Operating loss increased from a loss of $1.3 million in the first quarter of fiscal year 2008 to an operating loss of $87.5 million in the first quarter of fiscal year 2009. The operating loss increase of $86.2 million was attributed to the lower gross margin as well as significant charges for goodwill impairment and the write down of long-lived assets.  The goodwill impairment and write down of long-lived assets are discussed in detail above.

Film and Electrolytic Business Group

The Film and Electrolytic Business Group acquired Evox Rifa on April 24, 2007, and Arcotronics on October 12, 2007.  Accordingly, results for the first quarter of fiscal year 2008 include only two months of Evox Rifa activity and no Arcotronics activity.

Net Sales

Net sales increased from $22.7 million in the first quarter of fiscal year 2008 to $80.8 million to in the first quarter of fiscal year 2009.  The Arcotronics business, which was acquired in the third quarter of fiscal year 2008, accounted for $47.9 million of the $58.1 million increase.

Gross Margin

Gross margin increased $1.0 million from $4.8 million in the first quarter of fiscal year 2008 to $5.8 million in the first quarter of fiscal year 2009; however, gross margin as a percent to sales decreased from 21.0% in the first quarter of fiscal year 2008 to 7.1% in the first quarter of fiscal year 2009.  Several factors adversely affected gross margin including work stoppages that resulted from labor strikes at Arcotronics’ manufacturing facilities; higher costs in the utility, freight and distribution areas; and the unfavorable impact that changes in currency exchange rates had on European operating costs.

Operating Loss

                Operating loss for the first quarter of fiscal year 2009 was $88.7 million which was primarily due to the non-cash goodwill impairment charge of $76.2 million.  Restructuring charges related to moving production to lower cost regions of the world and integration costs for the Arcotronics business also contributed to the operating loss.  Additionally, the Film and Electrolytic Business Group incurred higher professional fees in the first quarter of fiscal year 2009.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on our indebtedness and restructuring and integration costs associated with implementation of our restructuring Plan. We define working capital to be total current assets less total current liabilities as reflected on the Condensed Consolidated Balance Sheets. We intend to satisfy both our short-term and long-term liquidity requirements primarily with existing cash and cash equivalents, cash provided by operations, replacing short-term debt with medium- or long-term debt and the sale of non-core assets.

As a result of the impairment charge in the first quarter of fiscal year 2009, we would not have been in compliance with the consolidated minimum net worth covenant contained in our 6.66% Senior Notes, which have an outstanding principal amount of $40.0 million as of June 30, 2008.  We have entered into an amendment with the holders of the Senior Notes which lowers the required minimum consolidated net worth through August 31, 2008, and we are in compliance with such covenant.  After giving effect to this amendment, the Company was and continues to be in compliance with all of the terms and conditions of its outstanding indebtedness, which principally consists of the following:

•	$175 million outstanding 2.25% Convertible Senior Notes due 2026
•	EUR 96.8 million currently outstanding under credit facilities with UniCredit Banca d’Impresa S.p.A.
•	$40 million outstanding 6.66% Senior Notes.

If we are not successful in obtaining new funds to redeem the Senior Notes, or are not otherwise able to restructure, replace, or obtain an additional waiver or amendment of this covenant, at August 31, 2008, the holders would be able to declare the Senior Notes due and payable.  This would cause us to be in default under the existing agreements with UniCredit, relating to Euro 96.8 million (approximately $153 million at June 30, 2008) of outstanding indebtedness.  Further, a failure by the Company to either repay the Senior Notes or the UniCredit facility when due, or the absence of a rescission of such repayment requirement by the holders of the Senior Notes and UniCredit, respectively, within 30 days, would allow the holders of the Company’s outstanding Convertible Senior Notes due 2026 to declare those Notes due and payable and require repayment of such Notes.  Without a default as described above, the Company would still be required to pay its UniCredit debt within the next twelve months, unless it is  refinanced on a medium- or long-term basis.  We currently have $175 million of outstanding Convertible Senior Notes.  We do not currently have the ability to repay the Senior Notes, the UniCredit facilities or the Convertible Senior Notes.

We are exploring various alternatives to restructure or replace the Senior Notes, and we have entered into discussions with several third parties that would provide funding to replace the Senior Notes.  If we are not able to restructure or refinance the Senior Notes by August 31, 2008, it is the Company’s intent to request the Senior Note holders to provide us some additional period of time to accomplish such restructuring or refinancing beyond such date prior to any acceleration of the repayment of the Senior Notes.  As of August 11, 2008, we have not entered into an agreement or committed to a plan which would permit us to restructure or refinance the Senior Notes.

On July 25, 2008, we entered into a new medium-term credit facility in the principal amount of EUR 95.0 million with UniCredit Corporate Banking S.p.A. (“UniCredit”), a financial institution headquartered in Italy and part of the Milan-based UniCredit Group.   While we expect the closing of this refinancing to take place before the end of the second quarter of fiscal year 2009, such closing remains subject to various conditions and there can be no assurance that such closing will occur.  Under the terms of the new credit facility, we will repay the principal amount in equal, semi-annual installments during the six-year term. The credit facility will be priced at EURIBOR +1.70%, and will be unsecured. The use of proceeds from the new credit facility will be to refinance two existing short-term credit facilities with UniCredit totaling EUR 96.8 million and currently scheduled to mature in December 2008 and April 2009. The first semi-annual principal installment is expected to be due in July 2009.

The uncertainty surrounding the Company’s ability to obtain replacement financing or otherwise restructure the Senior Notes and the UniCredit indebtedness as described above casts doubt on the Company’s ability to continue as a going concern.  These condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.  The failure to successfully implement our financing plans would have a material adverse effect on our business, results of operations, financial position and liquidity.

Cash from Operating Activities

Cash used in operating activities for the quarter ended June 30, 2008, was $15.5 million as compared to $25.1 million used during the same period of the prior year. The current period cash used in operations was primarily due to our net operating loss, as well as decreases in accounts payable.  The primary items offsetting these uses were non-cash depreciation and amortization of $16.0 million, and non-cash charges relating to impairments taken.  Cash from operating activities improved $9.6 million from the first quarter of fiscal year 2008 primarily because of lower incentive payments and better inventory management compared to last year.

Cash from Investing Activities

Cash used in investing activities for the quarter ended June 30, 2008 was $12.2 million compared to $43.8 million used in the same period of the prior year. We had capital expenditures of $11.2 million in the current quarter.  Capital expenditures increased $2.1 million compared to the first quarter of fiscal year 2008 as we continue to integrate our recent acquisitions.  We expect capital expenditures to be within a range of $24 to $26 million for fiscal year 2009.  Acquisitions of $36.0 million in the prior year related to the purchase of Evox Rifa.

Cash from Financing Activities

Cash used from financing activities for the quarter ended June 30, 2008, was $18.0 million as compared to $31.4 million used in the same period in the prior year. Cash from financing activities improved $13.4 million primarily due to a reduction in the repayment in long-term debt.

We entered into an agreement for a new medium-term credit facility in the principal amount of EUR 95.0 million with UniCredit Corporate Banking S.p.A. (“UniCredit”), a financial institution headquartered in Italy and part of the Milan-based UniCredit Group.  While we expect the closing of this refinancing to take place before the end of the second quarter of fiscal year 2009, such closing remains subject to various conditions and there can be no assurance that such closing will occur.  Under the terms of the new credit facility, we will repay the principal amount in equal, semi-annual installments during the six-year term. The credit facility will be priced at EURIBOR + 1.7%, and will be unsecured. The use of proceeds from the new credit facility will be to refinance two existing short-term credit facilities with UniCredit totaling EUR 96.8 million and currently scheduled to mature in December 2008 and April 2009. The first semi-annual principal installment on the new facility is expected to be due in July 2009.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  The provisions of SFAS No. 157 were initially effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  We do not expect the adoption of SFAS No. 157 to have a material impact on its fiscal year 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option was elected to be reported in earnings.  SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009.  We did not elect SFAS No. 159 for any financial assets and liabilities as of April 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value.  SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 or fiscal year 2010.  Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company in the quarter beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No.161 will have on our fourth quarter fiscal year 2009 consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. This standard will have an impact on the Company’s financial statements; however, we have not yet determined the amount of the impact.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding our market risk position from the information included in the Company’s 2008 Annual Report.

ITEM 4. Controls and Procedures

(a) As of June 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  In the Company’s 2008 Annual Report, we reported a material weakness in internal control over financial reporting.  The material weakness was the result of ineffective policies and procedures related to both the accounting for acquisitions in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in the preparation of financial reporting information from foreign subsidiaries in accordance with U.S. GAAP.  Specifically, the Company did not have adequate policies to ensure an appropriate level of involvement of personnel with sufficient expertise in both U.S. GAAP and operations and accounting at foreign subsidiaries to provide for the preparation of consolidated financial statements in accordance with U.S. GAAP.  The following changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, have occurred during the quarter ended June 30, 2008.

To remediate the material weakness we hired the former chief financial officer of Arcotronics to manage the accounting group at Arcotronics.  We also contracted with a third-party service provider for the position of a full-time equivalent U.S. GAAP accounting professional who joined the Arcotronics accounting group on June 9, 2008.  This professional has experience performing Italian GAAP to U.S. GAAP reconciliations. In addition, we engaged an international accounting firm to review U.S. GAAP adjustments for the first quarter of fiscal year 2009.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than as reported in the Company’s 2008 Annual Report under the caption “Item 3. Legal Proceedings,” we are not currently a party to any material pending legal proceedings other than routine litigation incidental to the business. The ultimate legal and financial liability with respect to such litigation cannot be estimated with any certainty. However,  based on our examination of these matters and experience to date, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the  Condensed Consolidated Balance Sheets and expected insurance proceeds, is not expected to have a material adverse effect on our consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and cash flows for that period.

ITEM 1A. Risk Factors

The following two items are additions to the risk factors discussed in the Company’s 2008 Annual Report.

Changes to our liquidity could impact our ability to realize current operating plans and could materially adversely affect the ability of the Company to continue to operate.

Our liquidity and ability to realize our current operating plans will be dependent on our ability to provide financing for working capital.  While our operating plans provide for cash generated from current operations to be sufficient to cover our operating requirements going forward, many factors, including reduced demand for the Company’s products, currency exchange rate fluctuations, increased raw material costs, and other adverse market conditions could cause a shortfall in net cash generated from operations.  To provide financial flexibility, we may enter into negotiations to secure working capital credit facilities or other secured or unsecured lines of credit; however, there can be no assurances that we will be able to secure such facilities or that such facilities will be on terms acceptable to us.

Our ability to realize current operating plans is also dependent upon meeting the payment obligations and complying with any applicable financial covenants under our debt agreements.  If cash generated from operating, investing and financing activities is insufficient to pay for operating requirements and to cover payment obligations under debt instruments, planned operating and capital expenditures may need to be reduced, or the debt instruments may need to be amended or refinanced; however, there can be no assurances that we would be able to secure such amendments or refinancing on satisfactory terms.  Also, adverse market conditions could cause us to be at risk of violating one or more negative covenants in our debt instruments; in such event, if we were unable to secure amendments to the debt instrument or a waiver of the covenant, we could be required to redeem the debt instrument or could default under the instrument, causing the balance of the debt to be accelerated.  There can be no assurances that we could secure such an amendment or waiver, or could redeem the instrument or otherwise repay the debt on an accelerated basis.

Our ability to realize current operating plans is also dependent on restructuring or replacing our Senior Notes, as discussed earlier, and meeting the closing conditions necessary to execute the new medium-term credit facility with UniCredit.  The inability to execute agreements to accomplish the above transactions would impose requirements to pay off both of these facilities within the next twelve months.  There can be no assurance that cash generated from operating, investing and financing activities would generate sufficient cash to repay the debt within the next twelve months.  In the event we are unable to restructure or refinance the Senior Notes or are unable to meet the closing conditions necessary to execute a new medium term credit facility, it would materially adversely affect the ability of the Company to continue to operate.

Adverse economic conditions or a decline in the market value of our common stock could cause further impairment.

We perform an annual test of impairment of goodwill in the first quarter of each fiscal year and in any other quarter in which events occur that would cause us to reevaluate the value of our assets.  The test may utilize a market approach as well as a discounted cash flow approach to determine the fair value of the Company, its assets and its reporting units.  The market approach includes the market capitalization for KEMET and its peer group companies.  In the event that the test shows that the carrying value of our goodwill and certain other assets are impaired, we may be required to take an impairment charge to earnings under U.S. generally accepted accounting principles; however, such a charge would therefore be non-cash in nature and would have no effect on our cash.  Such a charge could cause us to be at risk for violating one or more covenants in our debt instruments.  If we were unable to secure amendments to the debt instrument or a waiver of the covenant, we could be required to redeem the debt instrument or could default under the instrument, causing the balance of the debt to be accelerated.  There can be no assurances that we could secure such an amendment or waiver, or could redeem the instrument or otherwise repay the debt on an accelerated basis.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit 3.1 Amended and Restated Bylaws of KEMET Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 3, 2008).

Exhibit 10.1 Confidential Separation Agreement between David E. Gable and KEMET Corporation, effective June 1, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 13, 2008).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer.

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008

KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1 Amended and Restated Bylaws of KEMET Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 3, 2008).

Exhibit 10.1 Confidential Separation Agreement between David E. Gable and KEMET Corporation, effective June 1, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 13, 2008).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer.

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer.