Form 10-Q
period 2008-09-30
KEMET CORP
filed 2008-11-10
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 7, 2008 was 80,530,411

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended September 30, 2008

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

(Unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$36,095	$81,383
Accounts receivable, net	181,052	197,258
Inventories	210,965	243,714
Prepaid expenses and other current assets	15,938	15,692
Deferred income taxes	4,926	4,017
Total current assets	448,976	542,064
Property and equipment, net of accumulated depreciation of $677.2 million and $673.6 million as of September 30, 2008 and March 31, 2008, respectively	391,832	475,912
Assets held for sale	3,484	4,638
Goodwill	—	182,273
Intangible assets, net	27,818	35,786
Other assets	10,508	11,227
Total assets	$882,618	$1,251,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$151,883	$108,387
Accounts payable, trade	111,860	131,468
Accrued expenses	71,936	59,626
Income taxes payable	68	3,524
Total current liabilities	335,747	303,005
Long-term debt	199,381	304,294
Post-retirement benefits and other non-current obligations	69,607	80,130
Deferred income taxes	18,690	21,679

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 88,322 and 88,240 shares at September 30, 2008 and March 31, 2008, respectively	883	882
Additional paid-in capital	323,522	323,359
Retained earnings (deficit)	(56,098)	214,180
Accumulated other comprehensive income	51,198	65,565
Treasury stock, at cost (7,835 and 7,950 shares at September 30, 2008 and March 31, 2008, respectively)	(60,312)	(61,194)
Total stockholders’ equity	259,193	542,792
Total liabilities and stockholders’ equity	$882,618	$1,251,900

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Net sales	$234,819	$197,129	$477,663	$380,248

Operating costs and expenses:
Cost of sales	206,822	159,397	432,411	302,939
Selling, general and administrative expenses	23,799	20,212	52,018	42,019
Research and development	7,048	8,173	17,144	17,240
Restructuring charges	18,210	5,985	25,007	8,534
Goodwill impairment	85,680	—	174,327	—
Write down of long-lived assets	1,227	—	65,155	—
Gain on sale of assets	(28,653)	—	(28,653)	—
Total operating costs and expenses	314,133	193,767	737,409	370,732

Operating (loss) income	(79,314)	3,362	(259,746)	9,516

Other (income) expense:
Interest income	(178)	(1,356)	(416)	(3,217)
Interest expense	5,501	2,085	11,147	4,685
Other (income) expense, net	(5,068)	(1,110)	(3,536)	(1,417)
Loss on early retirement of debt	2,212	—	2,212	—

(Loss) income before income taxes	(81,781)	3,743	(269,153)	9,465

Income tax expense (benefit)	1,205	(267)	1,125	(1,577)

Net (loss) income	$(82,986)	$4,010	$(270,278)	$11,042

Net (loss) income per share:
Basic and Diluted	$(1.03)	$0.05	$(3.36)	$0.13

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Sources (uses) of cash and cash equivalents
Operating activities:
Net (loss) income	$(270,278)	$11,042
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	31,089	25,952
Goodwill impairment	174,327	—
Write down of long-lived assets	65,155	—
Gain on sale of assets	(28,653)	—
Stock-based compensation expense	868	3,771
Change in deferred income taxes	(1,138)	4,090
Change in operating assets	23,967	2,676
Change in operating liabilities	(6,764)	(43,504)
Other	554	(2,278)
Net cash (used in) provided by operating activities	(10,873)	1,749

Investing activities:
Proceeds from sale of assets	34,870	—
Proceeds from sale of long-term investments	—	46,076
Capital expenditures	(22,977)	(24,920)
Acquisitions, net of cash received	(1,000)	(39,079)
Other	—	398
Net cash (used in) provided by investing activities	10,893	(17,525)

Financing activities:
Proceeds from sale of common stock to employee savings plan	169	387
Proceeds from issuance of debt	20,496	—
Payments of debt	(65,212)	(31,734)
Other	—	130
Net cash used in financing activities	(44,547)	(31,217)
Net decrease in cash and cash equivalents	(44,527)	(46,993)
Effect of foreign currency fluctuations on cash	(761)	(348)
Cash and cash equivalents at beginning of fiscal period	81,383	212,202
Cash and cash equivalents at end of fiscal period	$36,095	$164,861

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Financial Statement Presentation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q; and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2008, Form 10-K (“Company’s 2008 Annual Report”).  Net sales and operating results for the quarter and six months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented on pages 67 to 77 of the Company’s 2008 Annual Report.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position (“FSP”) No. 157-2.  SFAS No. 157 for non-financial assets and liabilities is now effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for the Company in the quarter beginning after November 15, 2008.  We are currently evaluating the impact the adoption of SFAS No. 161 will have on our fourth quarter fiscal year 2009 consolidated financial statements.

On May 9, 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”).  FSP No. APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented.  We expect this standard will have an impact on our financial statements; however, we have not yet determined the amount of the impact.

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

A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors.  Our distributor policy includes inventory price protection and “ship-from-stock and debit” (“SFSD”) programs common in the industry.  The price protection policy protects the value of the distributors’ inventory in the event we reduce our published selling price to distributors.  This program allows the distributor to debit us for the difference between KEMET’s list price and the lower authorized price for specific parts.  We establish price protection reserves on parts residing in distributors’ inventories in the period that the price protection is formally authorized by management.

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from our local sales office.  This program allows the distributor to ship its higher-priced inventory and debit us for the difference between KEMET’s list price and the lower authorized price for that specific transaction.  Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date.  The establishment of these reserves is recognized as a component of the line item “Net sales” on the Condensed Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.

We provide a limited warranty to customers that our products meet certain specifications.  The warranty period is generally limited to one year, and our liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product.  Warranty costs as a percentage of net sales were less than 1% for the quarters ended September 30, 2008 and 2007.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2008	March 31, 2008
Inventories:
Raw materials and supplies	$80,456	$98,652
Work in process	73,396	85,138
Finished goods	57,113	59,924
	$210,965	$243,714

Note 2.  Asset Sales and Assets Held For Sale

On September 15, 2008, we sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay Intertechnology, Inc. (“Vishay”).  We received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets.  At the same time, we entered into a three-year term loan for $15.0 million with Vishay.  See Note 4 for more information on the term loan.  The sale resulted in a pre-tax gain of $28.7 million, which is net of related fees and amounts held in escrow.  Proceeds of $1.5 million are held in escrow to secure our obligations under the sales agreement and we are entitled to receive these funds on March 15, 2010, unless both parties agree to disburse the funds at an earlier date or unless the buyer is entitled to a portion of the funds under the terms of the escrow agreement.  We will record any release of escrow funds as additional gain when the funds are received.  Annual revenues generated from these assets were approximately $16.0 million.

On September 16, 2008, we sold a U.S. manufacturing facility which was no longer in use and was classified on the line item “Assets held for sale” on the Condensed Consolidated Balance Sheets.  Proceeds from this sale were $1.2 million which approximated the carrying value of the asset.

We have one remaining manufacturing facility located in the U.S. that is no longer in use and is held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The carrying value of the remaining facility at September 30, 2008 is $3.5 million and is separately presented in the “Assets held for sale” line item on the Condensed Consolidated Balance Sheets.  At September 30, 2008, the fair value is believed to approximate carrying value based on independent appraisals.  We expect to sell this property within the next twelve months, and we do not anticipate any remediation costs in selling the property.  On a quarterly basis, we review this value for indications of impairment.

Note 3. Impairment Charges

In the first quarter of fiscal year 2009, we tested goodwill for impairment and recorded an $88.6 million impairment charge.  The Film and Electrolytic Business Group recorded a $76.2 million goodwill impairment charge and the Ceramic Business Group recorded a $12.4 million impairment charge which eliminated the carrying value of the Ceramic Business Group’s goodwill.  Also occurring in the first quarter of fiscal year 2009, and as a result of the goodwill impairment testing, we tested the long-lived assets of the Ceramic Business Group for impairment.  As a result of this testing, the Ceramic Business Group recorded a $63.9 million impairment charge to write down long-lived assets.

One of the factors that determine whether or not goodwill is impaired is the market value of the Company’s common stock.  After our first quarter earnings release on July 30, 2008, which disclosed the impact of the above impairment on our compliance with certain debt covenants, the market price of our common stock declined significantly below the level we used in performing our annual impairment review as of June 30, 2008.  Because the stock price did not recover in the second quarter of fiscal year 2009, we tested goodwill for impairment again as of September 30, 2008 in connection with the preparation of this quarterly report.  As a result of our goodwill impairment testing, we also tested our long-lived asset groups for impairment.  These impairment tests resulted in a second quarter goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of the Film and Electrolytic, and Tantalum Business Groups.  Other than as noted below, no long-lived asset impairment was identified in our second fiscal quarter.

The goodwill and long-lived asset impairment reviews are highly subjective and involve the use of significant estimates and assumptions in order to calculate the impairment charges.  Estimates of business enterprise fair value use discounted cash flow and other fair value appraisal models and involve making assumptions for future sales trends, market conditions, growth rates, cost reduction initiatives and cash flows for the next several years.  Because estimates and assumptions are used in an impairment review, actual future cash flows and other estimates may differ significantly from our forecasts.

During the quarter ended September 30, 2008, and as part of our initiative to reduce costs, remove excess capacity, and make us more competitive on a world-wide basis, we closed a research and development facility located in Heidenheim, Germany that served our Tantalum Business Group.  As part of this closure, we abandoned certain long-lived assets and incurred $1.2 million in impairment charges related to the abandonment.

The following chart highlights our goodwill and intangible assets (amounts in thousands):

	September 30, 2008		March 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized Intangibles:
Goodwill	$—		$182,273
Trademarks	7,617		7,617
Unamortized intangibles	7,617		189,890
Amortized Intangibles:
Patents and technology - 2 to 25 years	21,623	$3,194	38,923	$11,253
Other -3 to 10 years	2,611	839	1,730	1,231
Amortized intangibles	24,234	4,033	40,653	12,484

	$31,851	$4,033	$230,543	$12,484

Note 4. Debt, Liquidity and Capital Resources

A summary of debt is as follows (amounts in thousands):

	September 30, 2008	March 31, 2008
Debt
Convertible Debt	$175,000	$175,000
UniCredit-December 2008 Facility	71,515	79,060
UniCredit-April 2009 Facility	66,938	74,000
Senior Notes	—	60,000
Other	37,811	24,621
Total debt	351,264	412,681
Current maturities	(151,883)	(108,387)
Total long-term debt	$199,381	$304,294

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Specifically, these condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern.  The significant uncertainties surrounding the Company’s debt, liquidity and capital resources discussed below, including the risk of being delisted from the New York Stock Exchange, cast doubt on the  Company’s ability to continue as a going concern.  The failure to successfully implement our financing plans and/or continue to satisfy the listing requirements of our common stock as specified by the respective debt agreements discussed below would have a material adverse effect on our business, results of operations, financial position and liquidity.

Senior Notes

In May 1998, we sold $100 million of our Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven initial purchasers of the Senior Notes.  The Senior Notes began amortizing on May 4, 2006.  The Senior Notes carried a fixed interest rate of 6.66% with interest payable semi-annually and had a final maturity date of May 4, 2010.  On September 19, 2008, we prepaid our obligations under the Senior Notes, including the outstanding principal balance of $40.0 million, accrued interest of $1.0 million, a Make-Whole Amount of $2.0 million, and a prepayment fee of $0.2 million.  The Make-Whole Amount and prepayment fee are shown on the line item “Loss on early retirement of debt” on the Condensed Consolidated Statements of Operations.

UniCredit

Two credit facilities with UniCredit Corporate Banking S.p.A. (“UniCredit”) were outstanding at September 30, 2008, and together totaled EUR 96.8 million ($138.5 million).  As discussed below, we have successfully refinanced EUR 60.0 million ($85.8 million) of this outstanding debt, paid EUR 1.8 million ($2.6 million), and expect to close on a refinancing of an additional EUR 35.0 million ($50.1 million) no later than April 2009.

The EUR 46.8 million ($66.9 million) short-term credit facility with UniCredit with a scheduled maturity date of April 2009 (the “April 2009 Facility”) was entered into in October 2007 in connection with the completion of the acquisition of Arcotronics Italia S.p.A. (“Arcotronics”).  Material terms and conditions of the April 2009 Facility are as follows:

(i)	Maturity:	April 9, 2009
(ii)	Interest Rate:	Floating at three month EURIBOR plus 1.2%
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

In December 2007, in connection with the refinancing of certain third party indebtedness acquired as part of the acquisition of Arcotronics, we entered into a short-term credit facility with UniCredit with a scheduled maturity date of December 2008 (the “December 2008 Facility”) whereby UniCredit agreed to lend to us EUR 50.0 million ($71.5 million).  Material terms and conditions of the December 2008 Facility prior to refinancing were as follows:

(i)	Maturity:	December 31, 2008
(ii)	Interest Rate:	Floating at three month EURIBOR plus 1.75%
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

On September 29, 2008, we entered into a new medium-term credit facility in the principal amount of EUR 60.0 million (“Facility A”) and received a commitment for a EUR 35.0 million credit facility (“Facility B”) with UniCredit.  Facility A closed on October 21, 2008.  We are subject to covenants under Facility A which, among other things, restrict our ability to make capital expenditures above certain thresholds and require us to meet financial tests related principally to our fixed charge coverage ratio and profitability.  Additionally, the occurrence of events that significantly compromise our financial, economic, asset or operating situation and significantly compromise our ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  There are also provisions under Facility A which require our continued listing on the New York Stock Exchange (“NYSE”) or another stock exchange or regulated stock market existing in the U.S.  See Note 14,  Subsequent Events, for further discussion of the notice we received from the NYSE informing us that we had fallen below the NYSE’s continued listing standard relating to minimum share price.  Facility A and the April 2009 Facility are linked by cross-default provisions.

Facility B is currently agreed to be a factoring arrangement priced at EURIBOR plus 1.7%, and is scheduled to close as soon as factoring mechanisms are put in place.  Closing of this refinancing is scheduled to take place no later than April 2009 but such closing remains subject to various conditions and there can be no assurance that such closing will occur.  If we are not successful in closing Facility B, we do not currently have the ability to repay the April 2009 Facility.

Proceeds from Facility A in the amount of EUR 50.0 million ($71.5 million) were used to pay off the December 2008 Facility.  Additional proceeds from Facility A in the amount of EUR 10.0 million ($14.3 million) were applied to reduce the outstanding principal of the April 2009 Facility.  In addition, we made a cash payment out of the Company’s existing cash balance to UniCredit of EUR 1.8 million ($2.6 million) which was applied to further reduce the outstanding principal of the April 2009 Facility.  The outstanding balance on the April 2009 Facility after these payments was EUR 35.0 million ($50.1 million).

If we are unable to successfully close Facility B, or otherwise restructure or replace the April 2009 Facility, we would not be able to pay the balance due and we would therefore be in default on both the April 2009 Facility and the new Facility A. Further, a failure by the Company to either repay the UniCredit facilities when due, or the absence of a modification of such repayment terms by UniCredit, within 30 days, would allow the holders of the Company’s outstanding Convertible Senior Notes due 2026 (discussed below)  to declare those Notes due and payable immediately. We do not currently have the ability to repay the UniCredit facilities or the Convertible Senior Notes.

Uncertainties, including those surrounding our ability to meet the listing standards of the NYSE or another stock exchange or regulated stock market existing in the U.S., and those related to the closing of Facility B, have caused us to classify the indebtedness under Facility A as “Current portion of long-term debt” in the unaudited Condensed Consolidated Balance Sheets.

See Note 14, Subsequent Events, for further discussion of Facility A and Facility B.

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

We received net proceeds from the sale of the Notes of approximately $170.2 million, after deducting discounts and estimated offering expenses of approximately $4.8 million.  Net proceeds from the sale were used to repurchase approximately 3.3 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Notes offering).  The unamortized balance of debt issuance costs related to the Notes is approximately $3.0 million and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.  Debt issuance costs are being amortized over a period of five years.

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

The Notes are convertible into Common Stock at a rate equal to 103.0928 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $9.70 per share), subject to adjustment as described in the Indenture.  Upon conversion, we will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at our election, cash or shares of Common Stock with respect to the remainder.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s own stock”, the contingent conversion feature was not required to be bifurcated and accounted for separately under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

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

One occurrence creating a “fundamental change” is our common stock ceasing to be listed on the NYSE or another national securities exchange in the U.S.  See Note 14, Subsequent Events, for further discussion of the notice the Company received from the NYSE informing us that we had fallen below the NYSE’s continued listing standard relating to minimum share price.

An additional occurrence creating a “fundamental change” would be any failure to repay UniCredit amounts when due.  We do not currently have the ability to repay the UniCredit facilities or the Notes.

The estimated fair value of the Convertible Notes, based on quoted market prices as of September 30, 2008 and March 31, 2008, was approximately $61 million and $126 million, respectively.  We had interest payable related to the Notes included in “Accrued expenses” on our Condensed Consolidated Balance Sheets of approximately $1.5 million at both September 30, 2008 and March 31, 2008.

Working Capital Financing

While our current operating plans provide for cash generated from operations to be sufficient to cover our operating requirements going forward, many factors could cause a shortfall in cash available to fund operations. Based on our current operating plans and considering specifically near term cash expenditures for matters such as severance, outstanding vendor obligations, and required additions to property, plant and equipment, we currently anticipate a decline in cash balances available for operations over the remainder of this fiscal year. In addition to our efforts to manage our working capital, we continue to review strategic financing alternatives to improve liquidity in the short-term as well as to reduce our total overall leverage.  These alternatives include the sale of non-core assets and the replacement of current debt with long-term debt.  While we believe we will be successful in increasing liquidity, there can be no assurance that we will be successful with any of the options currently being considered.

Other

At the same time as the sale of assets discussed in Note 2, we entered into a three-year term loan agreement and a security agreement with Vishay.  The loan was for $15.0 million and carries an interest rate of LIBOR plus 4% which is payable monthly.  The entire principal of $15.0 million matures on September 15, 2011 and can be prepaid without penalty.  Pursuant to the security agreement, the loan is secured by certain accounts receivable of KEMET.

Note 5. Reconciliation of Basic Income (Loss) Per Common Share

In accordance with FASB Statement No. 128, “Earnings per Share”, the following table presents a reconciliation of basic EPS to diluted EPS.

Computation of Basic and Diluted (Loss) Income Per Share

(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(82,986)	$4,010	$(270,278)	$11,042

Denominator:
Weighted-average shares outstanding:
Basic	80,463	83,953	80,431	83,921
Assumed conversion of employee stock options	—	224	—	237
Diluted	80,463	84,177	80,431	84,158
Net (loss) income per share:
Basic and Diluted	$(1.03)	$0.05	$(3.36)	$0.13

Note 6. Derivatives and Hedging

We use certain derivative financial instruments to reduce exposures to volatility of foreign currencies.

Hedging Foreign Currencies

Certain operating expenses at our Mexican facilities are paid in Mexican pesos.  In order to hedge these forecasted cash flows, we have purchased forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures.  These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis.  At September 30, 2008, we had outstanding forward exchange contracts that mature within approximately three months to purchase Mexican pesos with a total notional amount of $11.2 million.  The fair value of these contracts totaled $0.1 million at September 30, 2008, and they are recorded as an asset on the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and also reflected as deferred income in “Accumulated other comprehensive income” (“AOCI”) on the Condensed Consolidated Balance Sheets.  The impact of the changes in fair values of these contracts resulted in Other Comprehensive Loss, net of taxes, of $1.4 million for the quarter ended September 30, 2008.

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

Note 7. Restructuring Charges

During the past several fiscal years, we have initiated several restructuring programs (the “Plan”) in order to reduce costs, remove excess capacity and make us more competitive on a world-wide basis.  Since the goals of each of these restructuring programs fall into one of the rationales listed above, we have elected to disclose the quarterly impact of total restructuring rather than by each restructuring program.

A reconciliation of the beginning and ending liability balances for the Plan included in the liabilities section of the Condensed Consolidated Balance Sheets for the quarters and six months ended September 30, 2008 and 2007 is shown below (amounts in thousands):

	Quarter Ended September 30, 2008		Quarter Ended September 30, 2007
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$4,052	$—	$705	$—
Costs charged to expense	16,147	2,063	3,315	2,670
Costs paid or settled	(2,767)	(2,063)	(2,009)	(2,670)
End of period	$17,432	$—	$2,011	$—

	Six Months Ended September 30, 2008		Six Months Ended September 30, 2007
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$1,835	$—	$941	$—
Costs charged to expense	21,086	3,921	4,529	4,004
Costs paid or settled	(5,489)	(3,921)	(3,459)	(4,004)
End of period	$17,432	$—	$2,011	$—

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Condensed Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in “Restructuring charges” in the Condensed Consolidated Statements of Operations.

Personnel Reductions - During the quarter ended September 30, 2008, we recognized charges of $16.1 million related to the rationalization of corporate staff and manufacturing support functions in the U.S., Europe, Mexico, and Asia.  Approximately 640 employees were affected by this action.  During the quarter ended September 30, 2007, we recognized a charge of $3.0 million for reductions in workforce in our Portuguese and German facilities and $0.3 million related to the departure of a former senior executive.  Approximately 115 employees were affected by these Portuguese and German actions.

Manufacturing Relocations – Manufacturing relocation costs are expensed as incurred, therefore no liability is recorded in the Condensed Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in “Restructuring charges” in the Condensed Consolidated Statements of Operations.  During the quarters ended September 30, 2008 and 2007, we incurred expenses of $2.1 million and $2.7 million, respectively, related to our manufacturing relocation plan.

Charges related to personnel reductions and manufacturing relocations correspond with our initiative to relocate production facilities to low-cost regions of the world.

Note 8. Accumulated Other Comprehensive Income

Comprehensive income (loss) for the quarters and six months ended September 30, 2008 and 2007, includes the following components (amounts in thousands):

	Quarters Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(82,986)	$4,010	$(270,278)	$11,042

Amortization of postretirement benefit plan	(593)	(598)	(1,203)	(1,196)
Currency forward contract gain (loss)	(1,374)	(1,618)	(625)	(829)
Currency translation gain (loss)	(12,145)	1,169	(12,539)	2,482
Unrealized investment income	—	1,197	—	1,091
Total net (loss) income and other comprehensive (loss) income	$(97,098)	$4,160	$(284,645)	$12,590

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	September 30, 2008	March 31, 2008
Currency forward contract income, net	$138	$763
Currency translation gain	29,929	42,468
Defined benefit postretirement plan adjustments	20,977	22,180
Defined benefit pension plans	154	154
Total Accumulated other comprehensive income	$51,198	$65,565

Note 9. Income Taxes

During the quarter ended September 30, 2008, the net income tax expense of $1.2 million is comprised of a $1.0 million tax expense related to foreign operations and $0.2 million of federal and state income tax expense.  Our $85.7 million goodwill impairment charge is non-deductible for income tax purposes.  Additionally, we recorded valuation allowances to partially offset the tax benefit related to net operating losses in some of our subsidiaries because not realizing these future tax benefits is considered more likely than not.

During the six months ended September 30, 2008, the net income tax expense of $1.1 million is comprised of a $0.8 million tax expense related to foreign operations and $0.3 million of federal and state income tax expense.  Our $174.3 million goodwill impairment charge is non-deductible for income tax purposes.

During the quarter ended September 30, 2007, the net income tax benefit is comprised of a $1.1 million income tax benefit from the U.S. competent authority relief related to intercompany transfer pricing with our Mexican subsidiary, $0.7 million in foreign income tax expense and $0.1 million in federal and state income tax expense.

During the six months ended September 30, 2007, we recognized a $2.5 million income tax benefit from the recognition of credits due to a change in Texas tax law and a $1.1 million income tax benefit related to competent authority relief on a transfer pricing adjustment.  In addition, we recognized $1.8 million of foreign income tax expense and $0.2 million in federal and state income tax expense.

Note 10. Segment and Geographic Information

We are organized into three distinct business groups: the Tantalum Business Group, the Ceramic Business Group, and the Film and Electrolytic Business Group.  Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts.  The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business groups’ respective net sales.  In addition, all corporate costs are allocated to the business groups based on the business groups’ respective net sales.  On April 24, 2007, we acquired Evox Rifa Group Oyj (“Evox Rifa”) and on October 12, 2007, we acquired Arcotronics.  Evox Rifa and Arcotronics make up the Film and Electrolytic Business Group.  Consequently, prior year’s income statement information for the Film and Electrolytic Business Group does not include the operations of Arcotronics.

Tantalum Business Group

The Tantalum Business Group (“Tantalum”) operates in six manufacturing sites in the United States, Mexico, China, and Portugal.  This business group produces tantalum and aluminum polymer capacitors and maintains a product innovation center in the United States.  Tantalum products are sold in all regions of the world.

Ceramic Business Group

The Ceramic Business Group (“Ceramic”) operates in three manufacturing locations in Mexico and China.  This business group produces ceramic capacitors and maintains a product innovation center in the United States.  Ceramic products are sold in all regions of the world.

Film and Electrolytic Business Group

The Film and Electrolytic Business Group (“Film and Electrolytic”) operates in twelve manufacturing sites in Europe and Asia.  This business group produces film, paper, and electrolytic capacitors.  In addition, the business group has a product innovation center in Sweden.  Film and Electrolytic products are sold in all regions in the world.

The following table reflects each group’s net sales, operating (loss) income, depreciation and amortization expenses as well as sales by region for the quarters and six months ended September 30, 2008 and 2007 and total assets as of  September 30, 2008 and March 31, 2008 (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Tantalum	$106,376	$108,263	$215,219	$213,596
Ceramic	52,513	58,978	105,718	114,036
Film and Electrolytic	75,930	29,888	156,726	52,616
	$234,819	$197,129	$477,663	$380,248

Operating (loss) income (1)(2)(3):
Tantalum	$(775)	$2,184	$(4,939)	$8,571
Ceramic	(5,791)	(236)	(93,319)	(1,574)
Film and Electrolytic	(72,748)	1,414	(161,488)	2,519
	$(79,314)	$3,362	$(259,746)	$9,516

Depreciation and amortization expenses:
Tantalum	$7,874	$8,783	$15,955	$16,955
Ceramic	2,917	3,365	6,718	7,219
Film and Electrolytic	3,927	1,243	7,697	1,778
	$14,718	$13,391	$30,370	$25,952

Sales by region:
North and South America (Americas)	$54,693	$58,942	$112,002	$114,368
Europe, Middle East, Africa (EMEA)	93,960	60,321	195,652	116,602
Asia and Pacific Rim (APAC)	86,166	77,866	170,009	149,278
	$234,819	$197,129	$477,663	$380,248

	September 30, 2008	March 31, 2008
Total assets:	$422,184	$496,256
Tantalum	185,806	282,405
Ceramic	274,628	473,239
Film and Electrolytic	$882,618	$1,251,900

(1) Restructuring charges included in Operating (loss) income were as follows:

	Quarters Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Total restructuring:
Tantalum	$8,413	$4,877	$9,711	$6,743
Ceramic	5,637	1,108	6,313	1,791
Film and Electrolytic	4,160	—	8,983	—
	$18,210	$5,985	$25,007	$8,534

(2) Impairment charges and write downs included in Operating (loss) income were as follows:

	Quarters Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Impairment charges and write downs:
Tantalum	$25,605	$—	$25,605	$—
Ceramic	—	—	76,346	—
Film and Electrolytic	61,302	—	137,531	—
	$86,907	$—	$239,482	$—

(3) Gain on sale of assets included in Operating (loss) income was:

	Quarters Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Gain on sale of assets:
Tantalum	$28,653	$—	$28,653	$—

Note 11. Concentrations of Risks

Sales and Credit Risk

We sell to customers globally.  Credit evaluations of our customers’ financial condition are performed periodically, and we generally do not require collateral from our customers.  One of our customers, TTI, Inc., accounted for over 10% of our net sales during the first half of fiscal year 2009.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at September 30, 2008 and March 31, 2008.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 48% and 47% of our net sales in the quarters ended September 30, 2008 and 2007, respectively.  As a result of our concentration of sales to electronics distributors, we may experience fluctuations in our operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Note 12. Stock-based Compensation

Long-Term Incentive Plan for Fiscal Years 2008 and 2009

During the quarter ended June 30, 2007, the Board approved a long-term incentive plan (“2008/2009 LTIP”) and as a result issued 383,293 performance awards which entitled certain key employees to receive 134,153 shares of KEMET common stock on May 15, 2009 if certain performance measures were met as compared to the S&P 600 Smallcap Index and to receive 249,140 shares of KEMET common stock if we met a prescribed two year earnings per share target.  All of the participants in the 2008/2009 LTIP had entered into cancellation agreements; and accordingly, the 2008/2009 LTIP was cancelled.

Long-Term Incentive Plan for Fiscal Years 2009 and 2010

During the quarter ended June 30, 2008, the Board approved a new long-term incentive plan (“2009/2010 LTIP”) based upon the achievement of certain target financial metrics for the combined fiscal years ending in March 2009 and 2010.  These awards vest on the measurement date May 15, 2010.

The 2009/2010 LTIP entitles the participants to receive up to 685,799 shares of KEMET common stock if the target financial metrics are realized.  We assessed the likelihood of meeting the target financial metrics and concluded that for the quarter ended September 30, 2008, the target would not be achieved.  Accordingly, no compensation expense was recorded during the first and second quarters of fiscal year 2009.  The compensation costs, if any, associated with the 2009/2010 LTIP will be expensed quarterly over the next six quarters ending March 31, 2010.  We will continue to monitor the likelihood of whether the target financial metrics will be realized and will adjust compensation expense to match expectations.

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

Stock Options

During the second quarter of fiscal year 2009, the Board authorized the issuance of 205,000 stock options pursuant to the 2004 Key Employee Stock Option Plan to certain key employees who recently joined the Company.

The exercise prices of the stock options were not less than 100% of the value of the Company’s common shares on the date of grant.  The exercise prices and weighted average grant date fair value per share ranged from $1.24 to $2.77, and from $0.53 to $1.18, respectively.

The Company measured the fair value of these employee stock option grants at the grant dates using the Black-Scholes pricing model with the following assumptions:

Quarter Ended September 30, 2008
Assumptions:
Dividend yield	0%
Expected volatility	55.8%
Risk-free interest rate	2.8%
Expected option lives in years	3.5

The compensation expense associated with these stock option grants was $14,000 and the expense was recorded in the line item “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

In October 2007, the Board granted 464,000 stock options to employees pursuant to the 2004 Key Employee Stock Option Plan described in Note 6, “Stock Option Plans”, of the notes to consolidated financial statements contained in the Company’s 2008 Annual Report.  The prices of the options granted pursuant to these plans are not less than 100% of the value of the shares on the date of the grant.  The weighted average grant date fair value per share is $3.45, and the weighted average exercise price per share for these options is $7.63.

The compensation expense associated with the option awards was $0.3 million and $0.4 million for the quarters ended September 30, 2008 and 2007, respectively.  These costs were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the year-to-date period ended September 30, 2008.  No tax benefit was realized from stock options exercised during the year-to-date periods ended September 30, 2008 and 2007.

Note 13.  Pension and Other Postretirement Benefit Plans

We maintain several European defined benefit pension plans and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to our pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2008 and 2007 (amounts in thousands):

	Pension	Other Benefits
	Quarter Ended	Quarters Ended September 30,
	September 30, 2008	2008	2007

Net service cost	$183	$32	$21
Interest cost	407	224	241
Expected return on net assets	(192)	—	—
Amortization:
Actuarial gain	(1)	(11)	(598)
Prior service (credit) cost	7	(594)	—

Total net periodic benefits (income) costs	$404	$(349)	$(336)

	Pension	Other Benefits
	Six Months Ended	Six Months Ended September 30,
	September 30, 2008	2008	2007

Net service cost	$367	$65	$42
Interest cost	814	448	482
Expected return on net assets	(383)	—	—
Amortization:
Actuarial gain	(2)	(23)	(1,196)
Prior service (credit) cost	13	(1,188)	—

Total net periodic benefits (income) costs	$809	$(698)	$(672)

For fiscal year 2009, we expect to contribute $1.4 million to the European pension plans.  We expect to make no contributions to fund our postretirement plan assets in fiscal year 2009 as our policy is to pay benefits as costs are incurred.  We estimate that postretirement benefit payments in fiscal year 2009 will be $1.6 million.

Note 14. Subsequent Events

On September 29, 2008, we entered into a new medium-term credit facility in the principal amount of EUR 60.0 million (“Facility A”) and received a commitment for a EUR 35.0 million credit facility (“Facility B”) with UniCredit.  Under the terms of Facility A, the principal is scheduled to be repaid in nine equal, semi-annual installments during the four and one-half year term with the first payment due in April 2009.  The credit facility is priced at EURIBOR plus 1.7%, and is secured with land and real estate in Italy, certain accounts receivable in Europe, and a pledge of the shares of Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l., two of KEMET’s subsidiaries in Italy.  Facility B is currently agreed to be a factoring arrangement priced at EURIBOR plus 1.7% with repayment at maturity in December 2013.

Facility A closed on October 21, 2008.  We are subject to covenants under Facility A which, among other things, restrict our ability to make capital expenditures above certain thresholds and require us to meet financial tests related principally to our fixed charge coverage ratio and profitability.  Additionally, the occurrence of events that significantly compromise our financial, economic, asset or operating situation and significantly compromise our ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  Proceeds from Facility A in the amount of EUR 50.0 million ($71.5 million) were used to pay off the December 2008 Facility with UniCredit with a scheduled maturity date of December 2008.  Additional proceeds from Facility A in the amount of EUR 10.0 million ($14.3 million) were applied to reduce the outstanding principal of the EUR 46.8 million April 2009 Facility with UniCredit with a scheduled maturity date of April 2009.  In addition, we made a cash payment out of the Company’s existing cash balance to UniCredit of EUR 1.8 million ($2.6 million) which was applied to further reduce the outstanding principal of the April 2009 Facility.  The outstanding balance on the April 2009 Facility after these payments was EUR 35.0 million ($50.1 million).  Closing on Facility B is scheduled to occur as soon as factoring mechanisms are put in place.  Closing of this refinancing is scheduled to take place no later than April 2009 but such closing remains subject to various conditions and there can be no assurance that such closing will occur.

On October 29, 2008, we received notice from the New York Stock Exchange (the “NYSE”) that the Company had fallen below the NYSE’s continued listing standard relating to minimum share price.  NYSE’s Listed Company Manual requires that the Company’s common stock have a minimum average closing price of $1.00 during a consecutive 30 trading day period.

In accordance with NYSE guidelines, we intend to notify the NYSE of our intent to explore means to cure this deficiency, and we will have six months to cure the deficiency or be subject to suspension and delisting.  Subject to compliance with the NYSE’s other continued listing standards, our common stock will continue to be listed on the NYSE during the six month cure period.  Although we intend to explore means to cure this deficiency and to return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so.  If we have not cured the deficiency within the applicable time period, then it is likely our common stock will be subject to suspension and delisting procedures.  Delisting from the NYSE also could make trading our common stock more difficult for our investors, leading to declines in share price, and could make it more difficult and expensive for us to raise additional capital.

Additionally, there are provisions under our Convertible Senior Notes and our financing arrangements with UniCredit which require the Company’s continued listing on the NYSE or another stock exchange or regulated stock market existing in the U.S.  If we believe that we will be unable to cure the deficiency and continue to remain listed on the NYSE, we will pursue the listing of our common stock on another stock exchange in the U.S. or on the OTC Bulletin Board (“OTCBB”).  If we are not successful in complying with the NYSE’s continued listing requirements or in listing our common stock on another stock exchange or regulated stock market existing in the U.S., including the OTCBB, we will be in default under our existing agreements with UniCredit and with the holders of our outstanding Convertible Senior Notes due 2026.  A default under the provisions of these agreements would allow UniCredit and the holders of our outstanding Convertible Senior Notes to declare the outstanding indebtedness due and payable.  We do not currently have the ability to repay the UniCredit facilities or the Convertible Senior Notes.  The decision by UniCredit or holders of the Convertible Senior Notes to require immediate payment of our outstanding indebtedness due to the Company’s inability to list its stock on the NYSE or another stock exchange or regulated stock market existing in the U.S. would have a material adverse effect on our business, results of operations, financial position and liquidity.

See Note 4 for discussion concerning the Company’s ability to continue as a going concern.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause the Company’s actual results to differ materially from those anticipated in the forward-looking statements in this report include the following: (i) generally adverse economic and industry conditions, including a decline in demand for the Company’s products;  (ii) the ability to maintain sufficient liquidity to realize current operating plans; (iii) adverse economic conditions could cause further reevaluation of the fair value of our reporting segments and the write down of long-lived assets; (iv) the cost and availability of raw materials; (v) changes in the competitive environment of the Company;  (vi) economic, political, or regulatory changes in the countries in which the Company operates; (vii) the ability to successfully integrate the operations of acquired businesses; (viii) the ability to attract, train and retain effective employees and management; (ix) the ability to develop innovative products to maintain customer relationships; (x) the impact of environmental issues, laws, and regulations; (xi) the Company’s ability to achieve the expected benefits of its manufacturing relocation plan or other restructuring plan; (xii) volatility of financial and credit markets which would affect access to capital for the Company; and (xiii) the continued listing of the Company’s common stock on the New York Stock Exchange.

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

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements included herein.  Our significant accounting policies are described in Note 1 to the consolidated financial statements in the Company’s 2008 Annual Report.  Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of the Company’s 2008 Annual Report.

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

The Company’s judgments are based on management’s assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in our unaudited condensed consolidated financial statements.  It is important that readers of these unaudited financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

Overview

We are a leading manufacturer of the majority of capacitor types, including tantalum, multilayer ceramic, solid aluminum, plastic film, paper, and electrolytic capacitors.  Capacitors are electronic components that store, filter, and regulate electrical energy and current flow and are one of the essential passive components used on circuit boards.  Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

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

We are organized into three distinct business groups: the Tantalum Business Group, the Ceramic Business Group, and the Film and Electrolytic Business Group.  Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts.  The sales and marketing functions are shared by each of the business groups and are allocated to the business groups.  In addition, all corporate costs are also allocated to the business groups.

We believe our Mexican operations are among the most cost efficient in the world, and they continue to be our primary production facilities supporting North American and, to a large extent, European customers.  We also believe that our China manufacturing facilities enjoy low production costs and proximity to large and growing markets, which have caused some of our key customers to relocate production facilities to Asia, particularly China.  As a result, one of our strategies is to continue to shift production to low-cost locations which provide us the best opportunity to be a low-cost producer of capacitors.

On July 30, 2008, we announced a rationalization plan designed to reduce costs in the corporate staff and manufacturing support functions.  Approximately 640 employees were affected as a result of this action and the salaried workforce affected represented approximately 12% of our salaried workforce.  During the quarter ended September 30, 2008, we accrued severance expense of $16.1 million related to this plan.  We expect that this rationalization plan will reduce our support costs by approximately $36.0 million on an annual basis.

We perform an annual test of impairment of our goodwill in the first quarter of each fiscal year and in any other quarter in which events occur that would cause the Company to reevaluate the value of its assets.  As a result of the first quarter review, we recorded a $152.6 million impairment charge which reduced both goodwill and long-lived assets by approximately $88.6 million and $63.9 million, respectively.  The goodwill impairment and long-lived asset charge to earnings reduced the results under U.S. generally accepted accounting principles; however, both are non-cash in nature and therefore have no effect on cash.  The impairment was charged to the Ceramic Business Group and the Film and Electrolytic Business Group in the amount of $76.4 million and $76.2 million, respectively.

One of the factors that determine whether or not goodwill is impaired is the market value of the Company’s common stock.  After our first quarter earnings release on July 30, 2008, which disclosed the impact of the above impairment on our compliance with certain debt covenants, the market price of our common stock declined significantly below the level we used in performing our annual impairment review as of June 30, 2008.  Because the stock price did not recover in the second quarter of fiscal year 2009, we tested goodwill for impairment again as of September 30, 2008 in connection with the preparation of this quarterly report.  As a result of our goodwill impairment testing, we also tested our long-lived asset groups for impairment.  These goodwill impairment tests resulted in a second quarter goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of the Film and Electrolytic, and Tantalum Business Groups.  No long-lived asset impairment was identified as a result of the second quarter long-lived asset impairment testing.

The goodwill impairment evaluation utilized both the market approach and the income approach to determine the fair value of the Company and its reporting units.  The market approach included our market capitalization and the market capitalization of our peer group companies.

On September 15, 2008, we sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay Intertechnology, Inc. (“Vishay”).  We received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets.  At the same time, we entered into a three-year term loan for $15.0 million with Vishay.  The sale resulted in a pre-tax gain of $28.7 million, which is net of related fees and amounts held in escrow.  Proceeds of $1.5 million are held in escrow to secure our obligations under the sales agreement and we will record any release of escrow funds as additional gain when the funds are received.  Annual revenues generated from these assets were $16.0 million.

On September 19, 2008, we prepaid our obligations under the Senior Notes, including the outstanding principal balance of $40.0 million, accrued interest of $1.0 million, a Make-Whole Amount of $2.0 million, and a prepayment fee of $0.2 million.  The Make-Whole Amount and prepayment fee are shown as “Loss on early retirement of debt” on the Condensed Consolidated Statements of Operations.  We had been, and were at the time of the prepayment, in compliance with all the financial covenants under the Senior Notes.

On September 29, 2008, we entered into a new medium-term credit facility in the principal amount of EUR 60.0 million (“Facility A”) and received a commitment for a EUR 35.0 million credit facility (“Facility B”) with UniCredit Corporate Banking S.p.A. (“UniCredit”), a financial institution headquartered in Italy and part of the Milan-based UniCredit Group.  Under the terms of Facility A, KEMET will repay the principal amount in nine equal, semi-annual installments during the four and one-half year term with the first payment due in April 2009.  The credit facility is priced at EURIBOR plus 1.7%, and is secured with land and real estate in Italy, certain accounts receivable in Europe, and a pledge of the shares of Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l., two of KEMET’s subsidiaries in Italy.  Facility B is currently agreed to be a factoring arrangement priced at EURIBOR plus 1.7% with repayment at maturity in December 2013.

Facility A closed on October 21, 2008.  We are subject to covenants under Facility A which, among other things, restrict our ability to make capital expenditures above certain thresholds and require us to meet financial tests related principally to our fixed charge coverage ratio and profitability.  Additionally, the occurrence of events that significantly compromise our financial, economic, asset or operating situation and significantly compromise our ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  Proceeds from Facility A in the amount of EUR 50.0 million ($71.5 million) were used to pay off an existing short-term credit facility with UniCredit with a scheduled maturity date of December 2008 (the “December 2008 Facility”).  Additional proceeds from Facility A in the amount of EUR 10.0 million ($14.3 million) were applied to reduce the outstanding principal of the EUR 46.8 million short-term credit facility with UniCredit with a scheduled maturity date of April 2009 (the “April 2009 Facility”).  In addition, we made a cash payment out of the Company’s existing cash balance to UniCredit of EUR 1.8 million ($2.6 million) which was applied to further reduce the outstanding principal of the April 2009 Facility.  The outstanding balance on the April 2009 Facility after these payments was EUR 35.0 million ($50.1 million).  Closing on Facility B is scheduled to occur as soon as factoring mechanisms are put in place.  Closing of this refinancing is scheduled to take place no later than April 2009 but such closing remains subject to various conditions and there can be no assurance that such closing will occur.  Facility A and the April 2009 Facility are linked by cross-default provisions.

Uncertainties, including those surrounding our ability to meet the listing standards of the NYSE or another stock exchange or regulated stock market existing in the U.S., and the closing of Facility B, have caused us to classify the indebtedness under Facility A as “Current portion of long-term debt” in the unaudited Condensed Consolidated Balance Sheets.

If we are unable to successfully close Facility B, or otherwise restructure or replace the April 2009 Facility, we would not be able to pay the balance due and we would therefore be in default on both the April 2009 Facility and the new Facility A. Further, a failure by the Company to either repay the UniCredit facilities when due, or the absence of a modification of such repayment terms by UniCredit, within 30 days, would allow the holders of the Company’s outstanding Convertible Senior Notes due 2026 to declare those Notes due and payable immediately. We do not currently have the ability to repay the UniCredit facilities or the Convertible Senior Notes.

Additionally, on October 29, 2008, we received notice from the New York Stock Exchange (the “NYSE”) that the Company had fallen below the NYSE’s continued listing standard relating to minimum share price.  Section 802.01C of the NYSE’s Listed Company Manual requires that the Company’s common stock have a minimum average closing price of $1.00 during a consecutive 30 trading day period.  In accordance with NYSE guidelines, we intend to notify the NYSE of our intent to explore means to cure this deficiency, and the Company will have six months to cure the deficiency or be subject to suspension and delisting.  Subject to compliance with the NYSE’s other continued listing standards, our common stock will continue to be listed on the NYSE during the six month cure period.  Although we intend to explore means to cure this deficiency and to return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so.  If we have not cured the deficiency within the applicable time period, then it is likely our common stock will be subject to suspension and delisting procedures.  Delisting from the NYSE also could make trading our common stock more difficult for our investors, leading to declines in share price, and could make it more difficult and expensive for us to raise additional capital.

If we are not successful in complying with the NYSE’s continued listing requirements or in listing our common stock on another stock exchange or regulated stock market existing in the U.S., including the OTCBB, we will be in default under our existing agreements with UniCredit and with the holders of our outstanding Convertible Senior Notes due 2026.  A default under the provisions of these agreements would allow UniCredit and the holders of our outstanding Convertible Senior Notes to declare the outstanding indebtedness due and payable.  We do not currently have the ability to repay the UniCredit facilities or the Convertible Senior Notes.  The decision by UniCredit or holders of the Convertible Senior Notes to require immediate payment of our outstanding indebtedness due to the Company’s inability to list its stock on the NYSE or another stock exchange or regulated stock market existing in the U.S. would have a material adverse effect on our business, results of operations, financial position and liquidity.

While our current operating plans provide for cash generated from operations to be sufficient to cover our operating requirements going forward, many factors could cause a shortfall in cash available to fund operations. Based on our current operating plans and considering specifically near term cash expenditures for matters such as severance, outstanding vendor obligations, and required additions to property, plant and equipment, we currently anticipate a decline in cash balances available for operations over the remainder of this fiscal year. In addition to our efforts to manage our working capital, we continue to review strategic financing alternatives to improve liquidity in the short-term as well as to reduce our total overall leverage.  These alternatives include the sale of non-core assets and the replacement of current debt with long-term debt.  While we believe we will be successful in increasing liquidity, there can be no assurance that we will be successful with any of the options currently being considered.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Specifically, these condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern.  The significant uncertainties surrounding the Company’s debt, liquidity and capital resources discussed above, including the risk of being delisted from the New York Stock Exchange, cast doubt on the Company’s ability to continue as a going concern.  The failure to successfully implement our financing plans and/or continue to satisfy the listing requirements of our common stock as specified by the respective debt agreements discussed above, would have a material adverse effect on our business, results of operations, financial position and liquidity.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Quarter Ended September 30, 2008, with the Quarter Ended September 30, 2007

The following table sets forth the operating income (loss) for each of our business segments for the quarters ended September 30, 2008 and September 30, 2007, respectively.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	September 30, 2008		September 30, 2007
	Amount	% to Total Sales	Amount	% to Total Sales	% Change
Net sales
Tantalum	$106,376	45.3%	$108,263	54.9%	-1.7%
Ceramic	52,513	22.4%	58,978	29.9%	-11.0%
Film and Electrolytic	75,930	32.3%	29,888	15.2%	154.0%
Total	$234,819	100.0%	$197,129	100.0%	19.1%

	Amount	% to Total Sales	Amount	% to Total Sales
Gross margin
Tantalum	$17,267	7.4%	$20,807	10.6%	-17.0%
Ceramic	7,449	3.2%	10,542	5.3%	-29.3%
Film and Electrolytic	3,281	1.4%	6,383	3.2%	-48.6%
Total	27,997	11.9%	37,732	19.1%	-25.8%

SG&A expenses
Tantalum	9,263	3.9%	9,828	5.0%	-5.7%
Ceramic	5,366	2.3%	6,038	3.1%	-11.1%
Film and Electrolytic	9,170	3.9%	4,346	2.2%	111.0%
Total	23,799	10.1%	20,212	10.3%	17.7%

R&D expenses
Tantalum	3,414	1.5%	3,918	2.0%	-12.9%
Ceramic	2,237	1.0%	3,632	1.8%	-38.4%
Film and Electrolytic	1,397	0.6%	623	0.3%	124.2%
Total	7,048	3.0%	8,173	4.1%	-13.8%

Restructuring charges
Tantalum	8,413	3.6%	4,877	2.5%	72.5%
Ceramic	5,637	2.4%	1,108	0.6%	408.8%
Film and Electrolytic	4,160	1.8%	—	—	—
Total	18,210	7.8%	5,985	3.0%	204.3%

Goodwill impairment charges
Tantalum	24,378	10.4%	—	—	—
Film and Electrolytic	61,302	26.1%	—	—	—
Total	85,680	36.5%	—	—	—

Write down of long-lived assets
Tantalum	1,227	0.5%	—	—	—
Total	1,227	0.5%	—	—	—

Gain on sale of assets
Tantalum	(28,653)	-12.2%	—	—	—
Total	(28,653)	-12.2%	—	—	—

Operating (loss) income
Tantalum	(775)	-0.3%	2,184	1.1%	-135.5%
Ceramic	(5,791)	-2.5%	(236)	-0.1%	2353.8%
Film and Electrolytic	(72,748)	-31.0%	1,414	0.7%	-5244.8%
Total	(79,314)	-33.8%	3,362	1.7%	-2459.1%

Other (income) expense, net	2,467	1.1%	(381)	-0.2%	-747.5%
(Loss) income before income taxes	(81,781)	-34.8%	3,743	1.9%	-2284.9%
Income tax expense (benefit)	1,205	0.5%	(267)	-0.1%	-551.3%
Net (loss) income	$(82,986)	-35.3%	$4,010	2.0%	-2169.5%

Net Sales

Net sales for the quarter ended September 30, 2008, increased by $37.7 million, or 19.1% to $234.8 million compared to the same period last year.  Sales from the Film and Electrolytic Business Group increased $46.0 million and accounted for all of the increase.  The Arcotronics business, which was acquired in the third quarter of fiscal year 2008, accounted for $43.3 million of the Film and Electrolytic increase.  Ceramic and Tantalum sales were both below the same period last year by $6.5 million and $1.9 million, respectively.

By region, 23% of net sales for the quarter ended September 30, 2008, were to customers in North America and South America (“Americas”), 37% were to customers in Asia and Pacific Rim (“APAC”), and 40% were to customers in Europe, Middle East and Africa (“EMEA”).  For the quarter ended September 30, 2007, 30% of net sales were to customers in the Americas, 39% were to customers in APAC, and 31% were to customers in EMEA.

By channel, 48% of net sales for the quarter ended September 30, 2008, were to distribution customers, 20% were to electronic manufacturing services customers, and 32% were to original equipment manufacturing customers.  For the quarter ended September 30, 2007, 47% of net sales were to distribution customers, 21% were to electronic manufacturing services customers, and 32% were to original equipment manufacturing customers.

Gross Margin

Gross margin for the quarter ended September 30, 2008, decreased from 19.1% of net sales in the prior year to 11.9% of net sales in the second quarter of fiscal year 2009.  A significant increase in sales from Film and Electrolytic, our lowest margin business, contributed to the decrease in the gross margin percentage.  We expect that margins in this business will improve in the future once we complete our integration and restructuring activities.  Also adversely affecting gross margins in the current quarter compared to the second quarter of fiscal year 2008 were increases in manufacturing costs related to inflation in the utility, freight, and distribution areas.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2008, were $23.8 million, or 10.1% of net sales, as compared to $20.2 million, or 10.3% of net sales for the same period last year.  SG&A expenses for the quarter ended September 30, 2008 include $2.7 million of SG&A costs for the acquired Arcotronics business.  Costs related to integrating our acquisitions were $1.2 million higher than the same quarter a year ago.  Compared to the first quarter of fiscal year 2009, SG&A expenses decreased $4.4 million.  The savings resulted primarily from the rationalization plan initiated this quarter.

Research and Development Expenses

Research and development (“R&D”) expenses for the quarter ended September 30, 2008, were $7.0 million, or 3.0% of net sales, as compared to $8.2 million, or 4.1% of net sales for the same period last year.  Savings from the rationalization plan initiated this quarter led to the $1.2 million decrease in expenses compared to last year.  Partially offsetting these savings were $0.6 million in additional expenses from the acquisition of Arcotronics.  During the second quarter of fiscal year 2009, we introduced approximately 611 new products of which 34 were first to market.

Restructuring Charges

During the past several fiscal years, we have initiated several restructuring programs (the “Plan”) in order to reduce costs, remove excess capacity and make us more competitive on a world-wide basis.  The charges we incur to implement the Plan relate to personnel reductions and manufacturing relocations associated with moving production to low-cost regions of the world.

During the quarter ended September 30, 2008, we recognized charges of $16.1 million related to the rationalization of corporate staff and manufacturing support functions in the U.S., Europe, Mexico, and Asia.  Approximately 640 employees were affected by this action.  During the quarter ended September 30, 2007, we recognized a charge of $3.0 million for reductions in workforce in our Portuguese and German facilities and $0.3 million related to the departure of a former senior executive.  Approximately 115 employees were affected by these Portuguese and German actions.

Additionally, during the quarters ended September 30, 2008 and 2007, we incurred expenses of $2.1 million and $2.7 million, respectively, for the relocation of equipment.

Goodwill Impairment and Write Down of Long-Lived Assets

We test goodwill for impairment during the first quarter of each fiscal year in connection with the preparation of our financial statements and, as a result of this testing, we recorded an $88.6 million impairment charge in the first quarter of fiscal year 2009.  The Film and Electrolytic Business Group recorded a $76.2 million goodwill impairment charge and Ceramics’ recorded a $12.4 million impairment charge which eliminated the carrying value of Ceramic’s goodwill.  Also occurring in the first quarter of fiscal year 2009, and as a result of the goodwill impairment testing,  we tested our long-lived asset groups for impairment .  As a result of this testing, we recorded a $63.9 million impairment charge to write down long-lived assets attributable to the Ceramics asset group.

One of the factors that determine whether or not goodwill is impaired is the market value of the Company’s common stock.  After our first quarter earnings release on July 30, 2008, which disclosed the impact of the above impairment on our compliance with certain debt covenants, the market price of our common stock declined significantly below the level we used in performing our annual impairment review as of June 30, 2008.  Because the stock price did not recover in the second quarter of fiscal year 2009, we tested goodwill for impairment again as of September 30, 2008 in connection with the preparation of this quarterly report.  As a result of our goodwill impairment testing, we also tested our long-lived asset groups for impairment.  These impairment tests resulted in a second quarter goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of the Film and Electrolytic, and Tantalum Business Groups.  Other than as noted below, no long-lived asset impairment was identified in our second fiscal quarter.

During the quarter ended September 30, 2008, and as part of our initiative to reduce costs, remove excess capacity and make us more competitive on a world-wide basis, we closed a research and development facility located in Heidenheim, Germany that served our Tantalum Business Group.  As part of this closure, we abandoned certain long-lived assets and incurred $1.2 million in impairment charges related to the abandonment.

Operating Income

Operating loss for the quarter ended September 30, 2008, was $79.3 million, compared to an operating income of $3.4 million for the quarter ended September 30, 2007.  Gross margin decreased $9.7 million as compared to the same quarter a year ago.  Operating expenses increased $2.5 million and restructuring charges were $12.2 million higher than the second quarter of fiscal year 2008.  Additionally, we incurred non-cash charges of $86.9 million for goodwill impairment and the write down of long-lived assets in the second quarter of fiscal year 2009.  Partially offsetting these unfavorable items was the $28.7 million gain on sale of assets.

Other (Income) Expense, net

Other (income) expense decreased from income of $0.4 million in the second quarter of fiscal year 2008 to expense of $2.5 million in the second quarter of fiscal year 2009.  Interest expense increased compared to the same period a year ago due to the issuance of additional debt and the acquisition of debt associated with the purchase of Arcotronics.  Additionally, we incurred a $2.2 million loss on the prepayment of our Senior Notes in the second quarter of fiscal year 2009.  Partially offsetting these unfavorable items were higher foreign currency translation gains in the second quarter of fiscal year 2009 compared with the second quarter of fiscal year 2008.

Income Taxes

Our income tax expense for the quarter ended September 30, 2008, was $1.2 million compared to an income tax benefit of $0.3 million for the quarter ended September 30, 2007.  The income tax expense is comprised of a $1.0 million tax expense related to foreign operations and $0.2 million of federal and state income tax expense.  The difference between our actual tax benefit and the tax benefit expected at our statutory rate is primarily the result of two items:  the $85.7 million goodwill impairment charge which is non-deductible for income tax purposes, and valuation allowances which have been recorded to partially offset the tax benefit related to net operating losses in some of our subsidiaries because of the possibility of not realizing these future tax benefits.  During the quarter ended September 30, 2007, the net income tax benefit is comprised of a $1.1 million income tax benefit from the U.S. competent authority relief related to intercompany transfer pricing with the Company’s Mexican subsidiary, $0.7 million in foreign income tax expense and $0.1 million in federal and state income tax expense.

Business Groups Comparison of the Quarter Ended September 30, 2008, with the Quarter Ended September 30, 2007

Tantalum Business Group

Net Sales

Net sales decreased 1.7% during the second quarter of fiscal year 2009, as compared to second quarter of fiscal year 2008.  Unit sales volume for the quarter ended September 30, 2008 decreased 0.6% as compared to the same period last year, and average selling prices decreased 1.1% for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.  Net sales were negatively affected by product mix as specialty product shipments in the Americas were lower than the prior year quarter.  Volumes for Tantalum products continued to be very strong in Asia, where sales represented 46% of total Tantalum revenue.

Gross Margin

Gross margin as a percent to Tantalum sales decreased to 16.2% from 19.2% in the second quarter of fiscal year 2008.  The primary contributor to the lower gross margin percentage was the unfavorable product mix discussed above.  Also adversely affecting gross margins in the current quarter compared to the second quarter of fiscal year 2008 were increases in manufacturing costs related to inflation in the utility, freight, and distribution areas.

Operating Income

Operating loss for the second quarter of fiscal year 2009 was $0.8 million as compared to operating income of $2.2 million in the second quarter of fiscal year 2008.  The unfavorable impact of goodwill impairment charge of $24.4 million was offset by the favorable impact of the gain on sale of assets of $28.7 million.  Lower gross margin of $3.5 million, higher restructuring charges of $3.5 million and the write down of long-lived assets of $1.2 million more than offset the favorable impact of lower operating expenses and led to the unfavorable comparison to the second quarter of fiscal year 2008.  Operating expenses were $1.1 million lower than operating expenses for the same period a year ago primarily as a result of the rationalization plan we initiated on July 30, 2008.

Ceramic Business Group

Net Sales

Net sales decreased by 11.0% during the second quarter of fiscal year 2009, as compared to the same period last year.  The decrease was attributable primarily to lower volumes, partially offset by higher average selling prices.  Volumes decreased 15.8% during the second quarter of fiscal year 2009, as compared to the same period last year due to softening in the Hi-CV market in Asia and a weakening in the automotive market in the U.S.  Average selling prices were up 7.8% due primarily to product and region mix improvements over last year.

Gross Margin

Gross margin as a percent to Ceramic sales decreased to 14.2% from 17.9% in the second quarter of last year.  The unfavorable absorption impact of lower volume on manufacturing fixed costs as well as increases in manufacturing costs related to inflation in the utility, freight, and distribution areas contributed to the lower gross margin.

Operating Loss

Operating loss increased from a loss of $0.2 million in the second quarter of fiscal year 2008 to an operating loss of $5.8 million in the second quarter of fiscal year 2009.  Gross margin decreased by $3.1 million and restructuring expenses were $4.5 million higher compared to the same period a year ago.  These unfavorable items were somewhat offset by lower operating expenses of $2.1 million which resulted primarily from the initiation of our rationalization plan on July 30, 2008.

Film and Electrolytic Business Group

The Film and Electrolytic Business Group was created with the acquisition of Evox Rifa on April 24, 2007 and Arcotronics on October 12, 2007.  Accordingly, the financial results for the second quarter of fiscal year 2008 include only Evox Rifa activity and do not include Arcotronics activity.

Net Sales

Net sales increased from $29.9 million in the second quarter of fiscal year 2008 to $75.9 million in the second quarter of fiscal year 2009.  The Arcotronics business, which was acquired in the third quarter of fiscal year 2008, accounted for $43.3 million of the $46.0 million increase.

Gross Margin

Gross margin decreased $3.1 million from $6.4 million in the second quarter of fiscal year 2008 to $3.3 million in the second quarter of fiscal year 2009.  Additionally, gross margin as a percent to sales decreased from 21.4% in the second quarter of fiscal year 2008 to 4.3% in the second quarter of fiscal year 2009.  Several factors adversely affected gross margin including inventory adjustments, lower sales in higher margin business segments, and higher distribution costs.  Inefficiencies caused by holiday shutdowns in Europe also adversely affected gross margins in this quarter.

Operating Loss

Operating loss for the second quarter of fiscal year 2009 was $72.7 million which was primarily due to the non-cash goodwill impairment charge of $61.3 million.  Restructuring charges of $4.2 million related to moving production to lower cost regions of the world and integration expenses of $1.8 million also contributed to the operating loss.

Comparison of the Six Months Ended September 30, 2008, with the Six Months Ended September 30, 2007

The following table sets forth the operating income (loss) for each of our business segments for the six months ended September 30, 2008 and September 30, 2007.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Six Months Ended
	September 30, 2008		September 30, 2007
	Amount	% to Total Sales	Amount	% to Total Sales	% Change

Net sales
Tantalum	$215,219	45.1%	$213,596	56.2%	0.8%
Ceramic	105,718	22.1%	114,036	30.0%	-7.3%
Film and Electrolytic	156,726	32.8%	52,616	13.8%	197.9%
Total	$477,663	100.0%	$380,248	100.0%	25.6%

	Amount	% to Total Sales	Amount	% to Total Sales
Gross margin
Tantalum	$29,795	6.2%	$44,698	11.8%	-33.3%
Ceramic	6,381	1.3%	21,453	5.6%	-70.3%
Film and Electrolytic	9,076	1.9%	11,158	2.9%	-18.7%
Total	45,252	9.5%	77,309	20.3%	-41.5%

SG&A expenses
Tantalum	19,780	4.1%	20,752	5.5%	-4.7%
Ceramic	11,634	2.4%	13,753	3.6%	-15.4%
Film and Electrolytic	20,604	4.3%	7,514	2.0%	174.2%
Total	52,018	10.9%	42,019	11.1%	23.8%

R&D expenses
Tantalum	8,291	1.7%	8,632	2.3%	-4.0%
Ceramic	5,407	1.1%	7,483	2.0%	-27.7%
Film and Electrolytic	3,446	0.7%	1,125	0.3%	206.3%
Total	17,144	3.6%	17,240	4.5%	-0.6%

Restructuring charges
Tantalum	9,711	2.0%	6,743	1.8%	44.0%
Ceramic	6,313	1.3%	1,791	0.5%	252.5%
Film and Electrolytic	8,983	1.9%	—	—	—
Total	25,007	5.2%	8,534	2.2%	193.0%

Goodwill impairment charges
Tantalum	24,378	5.1%	—	—	—
Ceramic	12,418	2.6%	—	—	—
Film and Electrolytic	137,531	28.8%	—	—	—
Total	174,327	36.5%	—	—	—

Write down of long-lived assets
Tantalum	1,227	0.3%	—	—	—
Ceramic	63,928	13.4%	—	—	—
Total	65,155	13.6%	—	—	—

Gain on sale of assets
Tantalum	(28,653)	-6.0%	—	—	—
Total	(28,653)	-6.0%	—	—

Operating (loss) income
Tantalum	(4,939)	-1.0%	8,571	2.3%	-157.6%
Ceramic	(93,319)	-19.5%	(1,574)	-0.4%	5828.8%
Film and Electrolytic	(161,488)	-33.8%	2,519	0.7%	-6510.8%
Total	(259,746)	-54.4%	9,516	2.5%	-2829.6%

Other expense (income), net	9,407	2.0%	51	0.01%	18345.1%
(Loss) income before income taxes	(269,153)	-56.3%	9,465	2.5%	-2943.7%
Income tax expense (benefit)	1,125	0.2%	(1,577)	-0.4%	-171.3%
Net (loss) income	$(270,278)	-56.6%	$11,042	2.9%	-2547.7%

Net Sales

Net sales for the six months ended September 30, 2008 increased by $97.4 million, or 25.6% to $477.7 million compared to the same period last year.  Sales from the Film and Electrolytic Business Group increased $104.1 million and accounted for the increase.  The Arcotronics business, which was acquired in the third quarter of fiscal year 2008, accounted for $88.9 million of the Film and Electrolytic increase.  Ceramic sales for the six months ended September 30, 2008 were $8.3 million, or 7.3% below the same period last year while Tantalum sales were $1.6 million, or 0.8% higher compared to the same period last year.

Gross Margin

Gross margin for the six months ended September 30, 2008, decreased from 20.3% of net sales in the prior year to 9.5% of net sales.  A significant increase in sales from Film and Electrolytic, our lowest margin business, contributed to the decrease in the gross margin percentage.  We expect that margins in this business will improve in the future once we complete our integration and restructuring activities.  We have also experienced an erosion of selling prices and incurred increases in manufacturing costs related to inflation in the utility, freight, and distribution areas.  Additionally, we have experienced higher production costs in conjunction with the relocation and start up of equipment in China.  In the first quarter of fiscal year 2009, we recorded a $7.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  Price decreases in Hi-CV products in Asia caused the net realizable value of the inventory to fall below its carrying value.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended September 30, 2008, were $52.0 million, or 10.9% of net sales, as compared to $42.0 million, or 11.1% of net sales for the same period last year.  SG&A expenses for the six months ended September 30, 2008 include $6.5 million of SG&A costs for the acquired Arcotronics business.  Costs related to integrating our acquisitions were $3.3 million higher than the same period a year ago.

Research and Development Expenses

R&D expenses for the six months ended September 30, 2008, were $17.1 million, or 3.6% of net sales, as compared to $17.2 million, or 4.5% of net sales for the same period last year.  Acquisition of the Arcotronics business added $1.6 million in R&D expenses in the first half of fiscal year 2009 while savings from our rationalization plan that was initiated this quarter offset this increase.

Restructuring Charges

During the six months ended September 30, 2008, we recognized charges of $21.1 million for reductions in workforce worldwide in all of our Business Groups.  During the six months ended September 30, 2007, we recognized a charge of $4.5 million for reductions in workforce.  Additionally, during the six months ended September 30, 2008 and 2007, we incurred expenses of $3.9 million and $4.0 million, respectively, for the relocation of equipment.

Goodwill Impairment and Write Down of Long-Lived Assets

As previously mentioned, we tested goodwill for impairment during the first quarter and second quarter of this fiscal year.  Due to reduced earnings and cash flows caused by macro-economic factors, excess capacity issues and delays in integrating recently acquired businesses, we reduced our earnings forecast in conjunction with such testing.  As a result, our impairment testing for the six months ended September 30, 2008 led to a $174.3 million non-cash goodwill impairment charge to write off all of the carrying value of our goodwill.  We determined the business enterprise fair value by using both an income approach and a market approach.  The Film and Electrolytic Business Group recorded a $137.5 million impairment charge, the Tantalum Business Group recorded a $24.4 million impairment charge, and the Ceramic Business Group recorded a $12.4 million impairment charge.

In addition, and partially as a result of the goodwill impairment testing, the Ceramic Business Group recorded a $5.3 million impairment charge to write off all of its other intangible assets and recorded a $58.6 million impairment charge to write down its long-lived assets.  Also, we closed a research and development facility located in Heidenheim, Germany that served our Tantalum Business Group.  As part of this closure, we abandoned certain long-lived assets and incurred $1.2 million in impairment charges related to the abandonment.

Operating Income

Operating loss for the six months ended September 30, 2008, was $259.7 million, compared to operating income of $9.5 million for the six months ended September 30, 2007.  Gross margin decreased $32.1 million as compared to the same period a year ago.  Operating expenses increased $9.9 million and restructuring charges were $16.5 million higher than the first half of fiscal year 2008.  Additionally, we incurred non-cash charges of $239.5 million for goodwill impairment and the write down of long-lived assets in the first half of fiscal year 2009.  Partially offsetting these unfavorable items was the $28.7 million gain on sale of assets.

Other (Income) Expense, net

Other expense increased to $9.4 million in the first half of fiscal year 2009 from $0.1 million in the first half of fiscal year 2008.  Interest income decreased in the six months ended September 30, 2008 versus the comparable period in the prior year principally due to the decline in cash and cash equivalent balances compared to September 30, 2007.  Interest expense increased compared to the same period a year ago due to the issuance of additional debt and the acquisition of debt associated with the purchase of Arcotronics.  Additionally, we incurred a $2.2 million loss on the prepayment of our Senior Notes in the second quarter of fiscal year 2009.  Partially offsetting these unfavorable items were higher foreign currency translation gains in the first half of fiscal year 2009 compared with the first half of fiscal year 2008.

Income Taxes

During the six months ended September 30, 2008, the net income tax expense of $1.1 million is comprised of a $0.8 million tax expense related to foreign operations and $0.3 million of federal and state income tax expense.  The difference between our actual tax benefit and the tax benefit expected at our statutory rate is primarily the result of two items:  the $174.3 million goodwill impairment charge is non-deductible for income tax purposes; and we have recorded valuation allowances to partially offset the tax benefit related to net operating losses in some of our subsidiaries because of the possibility of not realizing these future tax benefits.

During the six months ended September 30, 2007, we recognized a $2.5 million income tax benefit from the recognition of credits due to a Texas law change and a $1.1 million income tax benefit related to competent authority relief on a transfer pricing adjustment.  In addition, we recognized $1.8 million of foreign income tax expense and $0.2 million in federal and state income tax expense.

Business Groups Comparison of the Six Months Ended September 30, 2008, with the Six Months Ended September 30, 2007

Tantalum Business Group

Net Sales

Net sales increased 0.8% during the six month period ended September 30, 2008, as compared to the same period of fiscal year 2008.  Unit sales volume for the six months ended September 30, 2007 increased 5.9% as compared to the same period last year.  Average selling prices decreased 5.0% for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.  Average selling prices decreased primarily due to an unfavorable product mix shift as specialty product shipments in the Americas were lower than the prior year six month period.  Volumes for Tantalum products continued to be very strong in Asia, where sales represented 45.4% of total tantalum revenue.

Gross Margin

Gross margin as a percent to Tantalum sales decreased to 13.8% during the six month period ended September 30, 2008 from 20.9% during the same period of fiscal year 2008.  The primary contributors to the lower gross margin were the erosion of average selling prices and an unfavorable product mix shift discussed above.  Also adversely affecting gross margins in the current six month period as compared to the first half of fiscal year 2008 were increases in manufacturing costs related to inflation in the utility, freight and distribution areas.

Operating Income

Operating income for six months ended September 30, 2008 was a loss of $4.9 million as compared to an operating income of $8.6 million in the first half of fiscal year 2008.  The lower gross margin impacts discussed above primarily led to the unfavorable comparison to the first half of fiscal year 2008.  Additionally higher restructuring expenses also contributed to the loss.  Tantalum recognized a goodwill impairment charge in the first half of fiscal year 2009 of $24.4 million which was more than offset by the $28.7 million gain realized on sale of assets.

Ceramic Business Group

Net Sales

Net sales decreased by 7.3% during the six months ended September 30, 2008, as compared to the same period last year.  The decrease is attributed primarily to lower volumes, while average selling prices were relatively unchanged.  Volumes decreased 8.4% during the six months ended September 30, 2008, as compared to the same period last year due primarily to softening in the Hi-CV market in Asia and a weakening of the automotive market in the U.S.

Gross Margin

Gross margin as a percent to Ceramic sales decreased to 6.0% from 18.8% in the first half of last year.  A significant contributor to the lower gross margin was a $7.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  Price decreases in Hi-CV products in Asia caused the net realizable value of the inventory to fall below its carrying value.  Also adversely affecting gross margins in the current six month period compared to the first half of fiscal year 2008 were increases in manufacturing costs related to inflation in the utility, freight and distribution areas.

Operating Loss

Operating loss increased from a loss of $1.6 million in the first half of fiscal year 2008 to an operating loss of $93.3 million in the first half of fiscal year 2009.  The operating loss increase of $91.7 million was attributable to the lower gross margin, significant charges for goodwill impairment and the write down of long-lived assets, and $4.5 million in higher restructuring charges.  These unfavorable items were partially offset by lower operating expenses of $4.2 million which resulted from the initiation of our rationalization plan on July 30, 2008.

Film and Electrolytic Business Group

The Film and Electrolytic Business Group was created with the acquisition of Evox Rifa on April 24, 2007 and Arcotronics on October 12, 2007.  Accordingly, the financial results for the second quarter of fiscal year 2008 include only Evox Rifa activity and do not include Arcotronics activity.

Net Sales

Net sales increased from $52.6 million in the first half of fiscal year 2008 to $156.7 million to in the first half of fiscal year 2009.  The Arcotronics business, which was acquired in the third quarter of fiscal year 2008, accounted for $88.9 million of the $104.1 million increase.

Gross Margin

Gross margin decreased $2.1 million from $11.2 million in the first half of fiscal year 2008 to $9.1 million in the first half of fiscal year 2009.  Several factors adversely affected gross margin including work stoppages that resulted from labor strikes at Arcotronics’ manufacturing facilities; and higher costs in the utility, freight and distribution areas; the unfavorable impact of changes in currency exchange rates on European operating costs; and lower sales in higher margin business segments.

Operating Loss

Operating loss for the first half of fiscal year 2009 was $161.5 million which was primarily due to the non-cash goodwill impairment charge of $137.5 million.  Additionally, lower gross margin and restructuring charges related to moving production to lower cost regions of the world and integration costs for the Arcotronics business also contributed to the operating loss.

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

We continue to review strategic financing alternatives to improve liquidity in the short-term as well as to reduce our total overall leverage.  These alternatives include the sale of non-core assets and the replacement of current debt with long-term debt.  Accordingly, we intend to satisfy both our short-term and long-term liquidity requirements primarily with existing cash and cash equivalents, cash provided by operations, replacing short-term debt with long-term debt and the sale of non-core assets.  There can be no assurance that we will be able to affect any of these strategic initiatives.

As a result of slowing economic conditions and the expected decline in near-term revenues, we have delayed certain capital expenditures to be more aligned with our expected cash flow from operations; however, we do not expect that these delays will have a material impact on earnings.

Our receivable days outstanding have increased this fiscal year compared to last fiscal year creating an imbalance in our cash flow and constraining the ability to pay some of our vendors within our agreed terms.  We have not experienced any delays in receiving supplies from our vendors to date that have had a material impact on production.  We have recently made progress in reducing our outstanding past due receivable balance through more robust collection efforts and expect to see continued improvement that should allow us to return to a normalized cash flow between our customer receipts and our vendor payments.  We have not increased our reserve for doubtful accounts in a material amount based upon our account receivable collection efforts to date, but cannot guarantee that an adjustment might not be required in the future.  Considering the expected amount of cash flow generated from operations during our third fiscal quarter, the amount of our unrestricted cash balance is expected to decrease as a result of a loan repayment to UniCredit of approximately $2.6 million, cash severance payments in the range of $8 to $9 million related to our July 30, 2008 restructuring actions, $3.6 million in payments to satisfy certain outstanding obligations, and $1 to $2 million of required capital expenditures.

While our current operating plans provide for cash generated from operations to be sufficient to cover our operating requirements going forward, many factors could cause a shortfall in cash available to fund operations. Based on our current operating plans and considering specifically near term cash expenditures for matters such as severance, outstanding vendor obligations, and required additions to property, plant and equipment, we currently anticipate a decline in cash balances available for operations over the remainder of this fiscal year. In addition to our efforts to manage our working capital, we are currently exploring strategic financing alternatives as noted above. While we believe we will be successful in securing additional liquidity, there can be no assurance that we will be successful with any of the options currently being considered.

On September 15, 2008, we sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay.   We received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets.  At the same time, we entered into a three-year term loan for $15.0 million with Vishay.    The sale resulted in a pre-tax gain of $28.7 million, which is net of related fees and amounts held in escrow.  Proceeds of $1.5 million are held in escrow to secure our obligations under the sales agreement and we will record any release of escrow funds as additional gain when the funds are received.

On September 19, 2008, we prepaid our obligations under the Senior Notes, including the outstanding principal balance of $40.0 million, accrued interest of $1.0 million, a Make-Whole Amount of $2.0 million and a prepayment fee of $0.2 million.  We had been, and were at the time of the prepayment, in compliance with all the financial covenants under the Senior Notes.

On September 29, 2008, we entered into a new medium-term credit facility in the principal amount of EUR 60.0 million (“Facility A”) and received a commitment for a EUR 35.0 million credit facility (“Facility B”) with UniCredit Corporate Banking S.p.A. (“UniCredit”), a financial institution headquartered in Italy and part of the Milan-based UniCredit Group.  Under the terms of Facility A, KEMET will repay the principal amount in nine equal, semi-annual installments during the four and one-half year term with the first payment due in April 2009.  The credit facility is priced at EURIBOR plus 1.7%, and is secured with land and real estate in Italy, certain accounts receivable in Europe, and a pledge of the shares of Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l., two of KEMET’s subsidiaries in Italy.  Facility B is currently agreed to be a factoring arrangement priced at EURIBOR plus 1.7% with repayment at maturity in December 2013.

Facility A closed on October 21, 2008.  We are subject to covenants under Facility A which, among other things, restrict our ability to make capital expenditures above certain thresholds and require us to meet financial tests related principally to our fixed charge coverage ratio and profitability.  Additionally, the occurrence of events that significantly compromise our financial, economic, asset or operating situation and significantly compromise our ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  Proceeds from Facility A in the amount of EUR 50.0 million ($71.5 million) were used to pay off an existing short-term credit facility with UniCredit with a scheduled maturity date of December 2008 (the “December 2008 Facility”).  Additional proceeds from Facility A in the amount of EUR 10.0 million ($14.3 million) were applied to reduce the outstanding principal of the EUR 46.8 million short-term credit facility with UniCredit with a scheduled maturity date of April 2009 (the “April 2009 Facility”).  In addition, we made a cash payment out of the Company’s existing cash balance to UniCredit of EUR 1.8 million ($2.6 million) which was applied to further reduce the outstanding principal of the April 2009 Facility.  The outstanding balance on the April 2009 Facility after these payments was EUR 35.0 million ($50.1 million).  Closing on Facility B is scheduled to occur as soon as factoring mechanisms are put in place, but in any event no later than April 2009.  Closing of this refinancing is scheduled to take place no later than April 2009 and such closing remains subject to various conditions but there can be no assurance that such closing will occur.   Facility A and the April 2009 Facility are linked by cross-default provisions.

Uncertainties, including those surrounding our ability to meet the listing standards of the NYSE or another stock exchange or regulated stock market existing in the U.S., and those related to the closing of Facility B, have caused us to classify the indebtedness under Facility A as “Current portion of long-term debt” in the unaudited Condensed Consolidated Balance Sheets.  We do not currently have the ability to repay UniCredit Facility A.

If we are unable to successfully close Facility B, or otherwise restructure or replace the April 2009 Facility, we would not be able to pay the balance due and we would therefore be in default on both the April 2009 Facility and the new Facility A. Further, a failure by the Company to either repay the UniCredit facilities when due, or the absence of a modification of such repayment terms by UniCredit, within 30 days, would allow the holders of the Company’s outstanding Convertible Senior Notes due 2026 to declare those Notes due and payable immediately.  We do not currently have the ability to repay the UniCredit facilities or the Convertible Senior Notes.

On October 29, 2008, we received notice from the New York Stock Exchange (the “NYSE”) that the Company had fallen below the NYSE’s continued listing standard relating to minimum share price.  NYSE’s Listed Company Manual requires that the Company’s common stock have a minimum average closing price of $1.00 during a consecutive 30 trading day period.

In accordance with NYSE guidelines, we intend to notify the NYSE of our intent to explore means to cure this deficiency, and we will have six months to cure the deficiency or be subject to suspension and delisting.  Subject to compliance with the NYSE’s other continued listing standards, our common stock will continue to be listed on the NYSE during the six month cure period.  Although we intend to explore means to cure this deficiency and to return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so.  If we have not cured the deficiency within the applicable time period, then it is likely our common stock will be subject to suspension and delisting procedures.  Delisting from the NYSE also could make trading our common stock more difficult for our investors, leading to declines in share price, and could make it more difficult and expensive for us to raise additional capital.

Additionally, there are provisions under our Convertible Senior Notes and our financing arrangements with UniCredit which require the Company’s continued listing on the NYSE or another stock exchange or regulated stock market existing in the U.S.  If we believe that we will be unable to cure the deficiency and continue to remain listed on the NYSE, we will pursue the listing of our common stock on another stock exchange or regulated stock market existing in the U.S. or on the OTC Bulletin Board (“OTCBB”).  If we are not successful in complying with the NYSE’s continued listing requirements or in listing our common stock on another stock exchange or regulated stock market existing in the U.S., including the OTCBB, we will be in default under our existing agreements with UniCredit and with the holders of our outstanding Convertible Senior Notes due 2026.  A default under the provisions of these agreements would allow UniCredit and the holders of our outstanding Convertible Senior Notes to declare the outstanding indebtedness due and payable.  We do not currently have the ability to repay the UniCredit facilities or the Convertible Senior Notes.  The decision by UniCredit or holders of the Convertible Senior Notes to require immediate payment of our outstanding indebtedness due to the Company’s inability to list its stock on the NYSE or another stock exchange or regulated stock market existing in the U.S. would have a material adverse effect on our business, results of operations, financial position and liquidity.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Specifically, the condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern.  The significant uncertainties surrounding the Company’s debt, liquidity and capital resources discussed above, including the risk of being delisted from the New York Stock Exchange, cast doubt on the  Company’s ability to continue as a going concern.  The failure to successfully implement our financing plans and/or continue to satisfy the listing requirements of our common stock as specified by the respective debt agreements discussed above, would havea material adverse effect on our business, results of operations, financial position and liquidity.

Cash from Operating Activities

Cash flows from operations were $12.6 million lower for the first half of fiscal year 2009 as compared to the same period for the prior year.  In the first half of fiscal year 2009, cash used in operations was primarily due to our net operating loss.  The primary items offsetting this use was non-cash depreciation and amortization of $31.1 million, and non-cash charges relating to goodwill impairment and the write down of long-lived assets of $239.5 million and change in operating assets of $24.0 million.  Cash from operating assets improved $21.3 million from the first half of fiscal year 2008 primarily because of lower accounts receivables and inventory.  The decrease in accounts receivable occurred as a result of more robust collection efforts and lower sales while lower inventory resulted from our initiatives to reduce inventory levels.

Cash from Investing Activities

Cash provided by investing activities for the six months ended September 30, 2008 was $10.9 million compared to $17.5 million used in the same period of the prior year.  Capital expenditures were $23.0 million in the first half of the current fiscal year, down from capital expenditures of $24.9 million compared to the first half of fiscal year 2008.  We expect capital expenditures to be within a range of $30 to $32 million for fiscal year 2009.  Proceeds from the sale of assets generated $34.9 million in cash in the first half of fiscal year 2009 while proceeds from the sale of long-term investments generated $46.1 million in cash during the same period last year.  Acquisitions of $39.1 million in the prior year period related to the purchase of Evox Rifa.

Cash from Financing Activities

Cash used in financing activities for the six months ended September 30, 2008, was $44.5 million as compared to $31.2 million used in the same period in the prior year.

In the first quarter of fiscal year 2009, we paid $20.0 million of the outstanding principal balance on our Senior Notes in accordance with the Senior Note agreement.  On September 19, 2008, we prepaid our obligations under the Senior Notes, including the outstanding principal balance of $40.0 million, a Make-Whole Amount of $2.0 million and a prepayment fee of $0.2 million.  The Make-Whole Amount and prepayment fee are shown on the line item “Loss on early retirement of debt” on the Condensed Consolidated Statements of Operations.

As part of the sale of the wet tantalum capacitor assets to Vishay, we entered into a three-year term loan agreement.  The loan was for $15 million and carries an interest rate of LIBOR plus 4% which is payable monthly.  The entire principal of $15 million matures on September 15, 2011 and can be prepaid without penalty.  The loan is secured by certain accounts receivable of KEMET.

On September 29, 2008, we entered into a new medium-term credit facility in the principal amount of EUR 60.0 million (“Facility A”) and received a commitment for a EUR 35.0 million credit facility (“Facility B”) with UniCredit Corporate Banking S.p.A. (“UniCredit”), a financial institution headquartered in Italy and part of the Milan-based UniCredit Group.  Under the terms of Facility A, the principal is scheduled to be repaid in nine equal, semi-annual installments during the four and one-half year term with the first payment due in April 2009.  The credit facility is priced at EURIBOR plus 1.7%, and is secured with land and real estate in Italy, certain accounts receivable in Europe, and a pledge of the shares of Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l., two of KEMET’s subsidiaries in Italy.  Facility B is currently agreed to be a factoring arrangement priced at EURIBOR plus 1.7% with repayment at maturity in December 2013.

Facility A closed on October 21, 2008.  Proceeds from Facility A in the amount of EUR 50.0 million ($71.5 million) were used to pay off an existing short-term credit facility with UniCredit with a scheduled maturity date of December 2008 (the “December 2008 Facility”).  Additional proceeds from Facility A in the amount of EUR 10.0 million ($14.3 million) were applied to reduce the outstanding principal of the EUR 46.8 million short-term credit facility with UniCredit with a scheduled maturity date of April 2009 (the “April 2009 Facility”).  In addition, we made a cash payment out of the Company’s existing cash balance to UniCredit of EUR 1.8 million ($2.6 million) which was applied to further reduce the outstanding principal of the April 2009 Facility.  The outstanding balance on the April 2009 Facility after these payments was EUR 35.0 million ($50.1 million).  Closing on Facility B is expected to occur as soon as factoring mechanisms are put in place.  While we expect the closing of this refinancing to take place no later than April 2009, such closing remains subject to various conditions and there can be no assurance that such closing will occur.

Commitments

At September 30, 2008, after reflecting the closing of UniCredit Facility A on October 21, 2008, we had contractual obligations in the form of debt and interest payments as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	351,264	75,600	61,222	39,385	175,057
Interest obligations	91,874	12,964	17,158	9,908	51,844
	$443,138	$88,564	$78,380	$49,293	$226,901

Our operating lease obligations have not changed materially from those disclosed in the Company’s 2008 Annual Report.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position (“FSP”) No. 157-2.  SFAS No. 157 for non-financial assets and liabilities is now effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option were elected to be reported in earnings.  SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009.  We did not elect SFAS No. 159 for any financial assets and liabilities as of April 1, 2008.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”).  FSP No. APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented.  This standard is expected to have an impact on the Company’s financial statements; however, we have not yet determined the amount of the impact.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding our market risk position from the information included in the Company’s 2008 Annual Report.

ITEM 4. Controls and Procedures

(a) As of September 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   In the Company’s 2008 Annual Report, we reported a material weakness in internal control over financial reporting.  The material weakness was the result of ineffective policies and procedures related to both the accounting for acquisitions in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in the preparation of financial reporting information from foreign subsidiaries in accordance with U.S. GAAP.  Specifically, the Company did not have adequate policies to ensure an appropriate level of involvement of personnel with sufficient expertise in both U.S. GAAP and operations and accounting at foreign subsidiaries to provide for the preparation of consolidated financial statements in accordance with U.S. GAAP.  To remediate the material weakness we hired the former chief financial officer of Arcotronics to manage the accounting group at Arcotronics.  We also contracted with a third-party service provider for the position of a full-time equivalent U.S. GAAP accounting professional who joined the Arcotronics accounting group on June 9, 2008.  This professional has experience performing Italian GAAP to U.S. GAAP reconciliations.  In addition, we engaged an international accounting firm to review U.S. GAAP adjustments for the first and second quarters of fiscal year 2009.

(c)  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors

The following items are an addition to the risk factors discussed in the Company’s 2008 Annual Report.

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

Our ability to realize current operating plans is also dependent upon meeting the payment obligations and complying with any applicable financial covenants under our debt agreements.  If cash generated from operating, investing, and financing activities is insufficient to pay for operating requirements and to cover payment obligations under debt instruments, planned operating and capital expenditures may need to be reduced, or the debt instruments may need to be amended or refinanced; however, there can be no assurances that we would be able to secure such amendments or refinancing on satisfactory terms.  Also, adverse market conditions could cause us to be at risk of violating one or more negative covenants in our debt instruments and/or cause the lender to enforce subjective acceleration clauses; in such event, if we were unable to secure amendments to the debt instrument or a waiver of the covenant, we could be required to redeem the debt instrument or could default under the instrument, causing the balance of the debt to be accelerated.  There can be no assurances that we could secure such an amendment or waiver, or could redeem the instrument or otherwise repay the debt on an accelerated basis.

We have been seeking to address any issues that could materially impact our liquidity and operating plans.  However, our ability to realize current operating plans is also dependent on meeting the closing conditions necessary to execute Facility B for EUR 35.0 million with UniCredit.  The inability to consummate this transaction would impose requirements to pay off this facility within the next twelve months.  There can be no assurance that cash generated from operating, investing and financing activities would generate sufficient cash to repay the debt within the next twelve months.  In the event we are unable to meet the closing conditions necessary to execute Facility B, it could have a material adverse affect on our business, results of operations, financial position and liquidity.

If the price of our common stock remains below $1.00, we may be delisted by the NYSE.

On October 29, 2008, we received notice from the New York Stock Exchange (the “NYSE”) that the Company had fallen below the NYSE’s continued listing standard relating to minimum share price.  The NYSE’s Listed Company Manual requires that the Company’s common stock have a minimum average closing price of $1.00 during a consecutive 30 trading day period.

In accordance with NYSE guidelines, we intend to notify the NYSE of our intent to explore means to cure this deficiency, and the Company will have six months to cure the deficiency or be subject to suspension and delisting.  Subject to compliance with the NYSE’s other continued listing standards, our common stock will continue to be listed on the NYSE during the six month cure period.  Although we intend to explore means to cure this deficiency and to return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so.  If we have not cured the deficiency within the applicable time period, then it is likely our common stock will be subject to suspension and delisting procedures.

Such delisting could have a material adverse effect on our financial condition and results of operations by, among other things, limiting:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional and other investors that will consider investing in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of operations.

Additionally, there are provisions under our Convertible Senior Notes and financing arrangements with UniCredit which require the Company’s continued listing on the NYSE or another stock exchange or regulated stock market existing in the U.S.  If we believe that we will be unable to cure the deficiency and continue to remain listed on the NYSE, we will pursue the listing of our common stock on another stock exchange in the U.S. or on the OTCBB.  However, there can be no assurance that such replacement listing can be arranged.

If we are not successful in complying with the NYSE’s continued listing requirements or in listing our common stock on another stock exchange or regulated stock market existing in the U.S., including the OTCBB, we will be in default under our existing agreements with UniCredit and with the holders of our outstanding Convertible Senior Notes due 2026.  A default under the provisions of these agreements would allow UniCredit and the holders of our outstanding Convertible Senior Notes to declare the outstanding indebtedness due and payable.  We do not currently have the ability to repay the UniCredit facilities or the Convertible Senior Notes.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 30, 2008.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

(i)         Election of three Directors of the Company. The stockholders elected three directors for three-year terms to expire in 2011. In addition, the following directors are currently serving terms which expire in 2009 and 2010, as indicated: Gurminder S. Bedi (2009), Per-Olof Loof (2009), Wilfried Backes (2009), Robert G. Paul (2010), and Joseph D. Swann (2010).  There was no solicitation in opposition to the nominees for directors as listed in the definitive proxy statement of the Company dated June 25, 2008.  All nominees were elected.

:(a)  The Proxy nominees for director as listed in the proxy statement were elected to serve three-year terms with the following vote:

Nominees	In Favor	Withheld
Frank G. Brandenberg	60,808,609	6,046,010
E. Erwin Maddrey, II	60,335,166	6,519,453
Joseph V. Borruso	64,458,133	2,396,486

(ii)        The Company’s stockholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2009:

In Favor	Against	Abstain
65,824,820	909,691	120,108

(iii)       The Company’s stockholders approved the following stockholder proposal, duly submitted by Amalgamated Bank LongView MidCap 400 Index Fund, 275 Seventh Avenue, New York, New York 10001, the beneficial owner of 31,994 shares of Company common stock as of the record date of June 9, 2008: “RESOLVED: The stockholders of KEMET Corporation request that the board of directors take the necessary steps under applicable state law to declassify the board of directors so that all directors are elected annually, such declassification to be carried out in a manner that does not affect the unexpired terms of directors previously elected.”  The proposal was approved with the following vote:

In Favor	Against	Abstain
39,953,706	10,416,556	156,290

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

10.1

Loan Agreement by Certified Private Agreement dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and KEMET Corporation (English translation), incorporated herein by reference to Exhibit 99.1 to Form 8-K filed October 27, 2008.

10.2

Mortgage Deed dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and Arcotronics Industries S.r.l. (English translation), incorporated herein by reference to Exhibit 99.2 to Form 8-K filed October 27, 2008.

10.3

Deed of Pledge of Stocks dated October 21, 2008 among UniCredit Corporate Banking S.p.A., KEMET Electronics Corporation and Arcotronics Italia S.p.A. (English translation), incorporated herein by reference to Exhibit 99.3 to Form 8-K filed October 27, 2008.

10.4

Deed of Pledge of Shares dated October 21, 2008 among UniCredit Corporate Banking S.p.A., Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l. (English translation), incorporated herein by reference to Exhibit 99.4 to Form 8-K filed October 27, 2008.

10.5

Deed of Assignment of Credit for Guaranty Purposes dated October 21, 2008 among UniCredit Corporate Banking S.p.A., KEMET Corporation, KEMET Electronics Corporation, Arcotronics Italia S.p.A., Arcotronics Industries S.r.l., Arcotronics Hightech S.r.l. and Arcotronics Technologies S.r.l. (English translation), incorporated herein by reference to Exhibit 99.5 to Form 8-K filed October 27, 2008.

10.6	Loan Agreement, dated as of September 15, 2008 between KEMET Electronics Corporation and Vishay Intertechnology, Inc.

10.7	Pledge and Security Agreement, dated as of September 15, 2008 made by KEMET Electronics Corporation in favor of Vishay Intertechnology, Inc.

10.8	Asset Purchase Agreement, dated as of September 15, 2008, by and between KEMET Electronics Corporation and Siliconix Technology C.V.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

32.1	Section 1350 Certification - Principal Executive Officer.

32.2	Section 1350 Certification - Principal Financial Officer.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008

KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Loan Agreement by Certified Private Agreement dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and KEMET Corporation (English translation), incorporated herein by reference to Exhibit 99.1 to Form 8-K filed October 27, 2008.

10.2

Mortgage Deed dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and Arcotronics Industries S.r.l. (English translation), incorporated herein by reference to Exhibit 99.2 to Form 8-K filed October 27, 2008.

10.3

Deed of Pledge of Stocks dated October 21, 2008 among UniCredit Corporate Banking S.p.A., KEMET Electronics Corporation and Arcotronics Italia S.p.A. (English translation), incorporated herein by reference to Exhibit 99.3 to Form 8-K filed October 27, 2008.

10.4

Deed of Pledge of Shares dated October 21, 2008 among UniCredit Corporate Banking S.p.A., Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l. (English translation), incorporated herein by reference to Exhibit 99.4 to Form 8-K filed October 27, 2008.

10.5

Deed of Assignment of Credit for Guaranty Purposes dated October 21, 2008 among UniCredit Corporate Banking S.p.A., KEMET Corporation, KEMET Electronics Corporation, Arcotronics Italia S.p.A., Arcotronics Industries S.r.l., Arcotronics Hightech S.r.l. and Arcotronics Technologies S.r.l. (English translation), incorporated herein by reference to Exhibit 99.5 to Form 8-K filed October 27, 2008.

10.6	Loan Agreement, dated as of September 15, 2008 between KEMET Electronics Corporation and Vishay Intertechnology, Inc.

10.7	Pledge and Security Agreement, dated as of September 15, 2008 made by KEMET Electronics Corporation in favor of Vishay Intertechnology, Inc.

10.8	Asset Purchase Agreement, dated as of September 15, 2008, by and between KEMET Electronics Corporation and Siliconix Technology C.V.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

32.1	Section 1350 Certification - Principal Executive Officer.

32.2	Section 1350 Certification - Principal Financial Officer.