Form 10-Q
period 2008-12-31
KEMET CORP
filed 2009-02-09
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 6, 2009 was 80,688,613

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended December 31, 2008

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

(Unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$25,387	$81,383
Accounts receivable, net	152,804	197,258
Inventories	191,210	243,714
Prepaid expenses and other current assets	12,108	15,692
Deferred income taxes	4,399	4,017
Total current assets	385,908	542,064
Property and equipment, net of accumulated depreciation of $606.3 million and $673.6 million as of December 31, 2008 and March 31, 2008, respectively	377,429	475,912
Assets held for sale	3,546	4,638
Goodwill	—	182,273
Intangible assets, net	27,572	35,786
Other assets	9,738	11,227
Total assets	$804,193	$1,251,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$74,722	$108,387
Accounts payable, trade	82,253	131,468
Accrued expenses	56,275	59,626
Income taxes payable	197	3,524
Total current liabilities	213,447	303,005

Long-term debt	265,919	304,294
Post-retirement benefits and other non-current obligations	68,562	80,130
Deferred income taxes	17,278	21,679

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 88,524 and 88,240 shares at December 31, 2008 and March 31, 2008, respectively	885	882
Additional paid-in capital	323,835	323,359
Retained earnings (deficit)	(67,147)	214,180
Accumulated other comprehensive income	41,726	65,565
Treasury stock, at cost (7,835 and 7,950 shares at December 31, 2008 and March 31, 2008, respectively)	(60,312)	(61,194)
Total stockholders’ equity	238,987	542,792

Total liabilities and stockholders’ equity	$804,193	$1,251,900

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Net sales	$190,679	$228,694	$668,342	$608,942

Operating costs and expenses:
Cost of sales	166,507	188,616	598,918	491,555
Selling, general and administrative expenses	20,569	28,059	72,587	70,078
Research and development	6,168	8,646	23,312	25,886
Restructuring charges	4,572	2,870	29,579	11,404
Goodwill impairment	—	—	174,327	—
Write down of long-lived assets	—	2,098	65,155	2,098
(Gain) loss on sales and disposals of assets	1,054	11	(27,236)	(41)
Total operating costs and expenses	198,870	230,300	936,642	600,980

Operating (loss) income	(8,191)	(1,606)	(268,300)	7,962

Other (income) expense:
Interest income	(129)	(1,814)	(545)	(5,031)
Interest expense	4,617	4,087	15,764	8,772
Other (income) expense, net	(2,407)	(1,476)	(6,306)	(2,841)
Loss on early retirement of debt	—	—	2,212	—

(Loss) income before income taxes	(10,272)	(2,403)	(279,425)	7,062

Income tax expense	793	5,747	1,918	4,170

Net (loss) income	$(11,065)	$(8,150)	$(281,343)	$2,892

Net (loss) income per share:
Basic and Diluted	$(0.14)	$(0.10)	$(3.50)	$0.03

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Sources (uses) of cash and cash equivalents
Operating activities:
Net (loss) income	$(281,343)	$2,892
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	43,859	38,749
Goodwill impairment	174,327	—
Write down of long-lived assets	65,155	2,098
(Gain) loss on sales and disposals of assets	(27,236)	(41)
Stock-based compensation expense	1,115	4,508
Change in deferred income taxes	(1,650)	3,701
Change in operating assets	61,182	1,022
Change in operating liabilities	(43,260)	(39,521)
Other	(2,905)	(2,547)
Net cash (used in) provided by operating activities	(10,756)	10,861

Investing activities:
Proceeds from sale of assets	34,870	8,389
Proceeds from sale of investments	—	46,076
Capital expenditures	(27,699)	(36,527)
Acquisitions, net of cash received	(1,000)	(70,629)
Other	—	(454)
Net cash provided by (used in) investing activities	6,171	(53,145)

Financing activities:
Proceeds from sale of common stock to employee savings plan	244	484
Proceeds from issuance of debt	20,944	140,268
Payments of debt	(71,300)	(169,517)
Other	—	130
Net cash used in financing activities	(50,112)	(28,635)
Net decrease in cash and cash equivalents	(54,697)	(70,919)
Effect of foreign currency fluctuations on cash	(1,299)	(1,660)
Cash and cash equivalents at beginning of fiscal period	81,383	212,202
Cash and cash equivalents at end of fiscal period	$25,387	$139,623

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Financial Statement Presentation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”).  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q; and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2008, Form 10-K (“Company’s 2008 Annual Report”).  Net sales and operating results for the quarter and nine months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

On May 9, 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented.  We expect this standard will have an impact on our financial statements; however, we have not yet determined the amount of the impact.

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

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from our local sales office.  This program allows the distributor to ship its higher-priced inventory and debit us for the difference between KEMET’s list price and the lower authorized price for that specific transaction.  Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date.  The establishment of these reserves is recognized as a component of the line item “Net sales” in the Condensed Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable, net” in the Condensed Consolidated Balance Sheets.

We provide a limited warranty to customers that our products meet certain specifications.  The warranty period is generally limited to one year, and our liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product.  Warranty costs as a percentage of net sales were less than 1% for the quarters ended December 31, 2008 and 2007.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2008	March 31, 2008
Inventories:
Raw materials and supplies	$70,832	$98,652
Work in process	59,915	85,138
Finished goods	60,463	59,924
	$191,210	$243,714

Note 2.  Asset Sales and Assets Held For Sale

In the second quarter of fiscal year 2009, we sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay Intertechnology, Inc. (“Vishay”).  We received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets.  At the same time, we entered into a three-year term loan for $15.0 million with Vishay.  See Note 4 for more information on the term loan.  The sale resulted in a pre-tax gain of $28.4 million, which is net of related fees and amounts held in escrow.  Proceeds of $1.5 million are held in escrow to secure our obligations under the sales agreement and we are entitled to receive these funds on March 15, 2010, unless both parties agree to disburse the funds at an earlier date or unless the buyer is entitled to a portion of the funds under the terms of the escrow agreement.  We will record any release of escrow funds as additional gain when the funds are received.  Annual revenues generated from these assets were approximately $16.0 million.

In the second quarter of fiscal year 2009, we sold a U.S. manufacturing facility which was no longer in use and was classified on the line item “Assets held for sale” in the Condensed Consolidated Balance Sheets.  Proceeds from this sale were $1.2 million which approximated the carrying value of the asset.  We incurred a $1.2 million charge to reduce the carrying value of this long-lived asset to its estimated fair market value in the third quarter of fiscal year 2008.

We have one remaining manufacturing facility located in the U.S. that is no longer in use and is held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The carrying value of the remaining facility at December 31, 2008 is $3.5 million and is separately presented in the “Assets held for sale” line item in the Condensed Consolidated Balance Sheets.  At December 31, 2008, the fair value is believed to approximate carrying value based on independent appraisals.  We expect to sell this property within the next twelve months, and we do not anticipate any remediation costs in selling the property.  On a quarterly basis, we review this value for indications of impairment.

Note 3. Impairment Charges, Goodwill and Intangible Assets

In the first quarter of fiscal year 2009, we tested goodwill for impairment and recorded an $88.6 million impairment charge.  The Film and Electrolytic Business Group recorded a $76.2 million goodwill impairment charge and the Ceramic Business Group recorded a $12.4 million impairment charge which eliminated the carrying value of the Ceramic Business Group’s goodwill.  Also occurring in the first quarter of fiscal year 2009, and as a result of the goodwill impairment testing, we tested the long-lived assets of the Ceramic Business Group for impairment.  As a result of this testing, the Ceramic Business Group recorded a $5.3 million impairment charge to write off all of its other intangible assets and recorded a $58.6 million impairment charge to write down long-lived assets.

One of the factors that determine whether or not goodwill is impaired is the market value of the Company’s common stock.  After our first quarter earnings release on July 30, 2008, the market price of our common stock declined significantly below the level we used in performing our annual impairment review as of June 30, 2008.  Because the stock price did not recover in the second quarter of fiscal year 2009, we tested goodwill for impairment again as of September 30, 2008.  As a result of our goodwill impairment testing, we also tested our long-lived asset groups for impairment.  These impairment tests resulted in a second quarter goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of the Film and Electrolytic, and Tantalum Business Groups.

In the third quarter of fiscal year 2009, we once again tested our long-lived asset groups for impairment because our actual sales and operating results in the third quarter were below the levels we estimated when performing our impairment reviews in the first and second quarters of fiscal year 2009.  We performed this test for each of our business groups and determined that the carrying amount of the long-lived assets is recoverable through the undiscounted cash flows expected to result from the use of the asset groups.  Accordingly, no impairment charge was recorded in the third quarter of fiscal year 2009.

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

During the second quarter of fiscal year 2009, and as part of our initiative to reduce costs, remove excess capacity, and make us more competitive on a world-wide basis, we closed a research and development facility located in Heidenheim, Germany that served our Tantalum Business Group.  As part of this closure, we incurred a $1.2 million impairment charge related to the abandonment of long-lived assets.

In the third quarter of fiscal year 2008, we took a $1.2 million charge to write down a long-lived asset to its estimated fair market value (see Note 2) and a $0.9 million charge related to the closure of a manufacturing facility in Germany.

The following chart highlights our goodwill and intangible assets (amounts in thousands):

	December 31, 2008		March 31, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Unamortized Intangibles:
Goodwill	$—		$182,273
Trademarks	7,617		7,617
Unamortized intangibles	7,617		189,890
Amortized Intangibles:
Patents and technology - 2 to 25 years	21,654	$4,082	38,923	$11,253
Other - 3 to 10 years	3,419	1,036	1,730	1,231
Amortized intangibles	25,073	5,118	40,653	12,484
	$32,690	$5,118	$230,543	$12,484

Note 4. Debt, Liquidity and Capital Resources

A summary of debt is as follows (amounts in thousands):

	December 31, 2008	March 31, 2008
Debt
Convertible Debt	$175,000	$175,000
UniCredit-Facility A	83,502	—
UniCredit-December 2008 Facility	—	79,060
UniCredit-April 2009 Facility	48,710	74,000
Senior Notes	—	60,000
Other	33,429	24,621
Total debt	340,641	412,681
Current maturities	(74,722)	(108,387)
Total long-term debt	$265,919	$304,294

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Specifically, these condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern.  The significant uncertainties surrounding the Company’s debt, liquidity and capital resources discussed below, cast doubt on the Company’s ability to continue as a going concern.  The failure to successfully implement our financing plans, maintain sufficient cash or comply with our debt covenants would have a material adverse effect on our business, results of operations, financial position and liquidity.

Senior Notes

In May 1998, we sold $100 million of our Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven initial purchasers of the Senior Notes.  The Senior Notes began amortizing on May 4, 2006.  The Senior Notes carried a fixed interest rate of 6.66% with interest payable semi-annually and had a final maturity date of May 4, 2010.  On September 19, 2008, we prepaid our obligations under the Senior Notes, including the outstanding principal balance of $40.0 million, accrued interest of $1.0 million, a Make-Whole Amount of $2.0 million, and a prepayment fee of $0.2 million.  The Make-Whole Amount and prepayment fee are shown on the line item “Loss on early retirement of debt” in the Condensed Consolidated Statements of Operations.

UniCredit

Two credit facilities with UniCredit Corporate Banking S.p.A. (“UniCredit”) were outstanding at December 31, 2008:  a EUR 60.0 million ($83.5 million) facility (“Facility A”) and a EUR 35.0 million ($48.7 million) facility (the “April 2009 Facility”).

Facility A

The Company closed on Facility A on October 21, 2008.  Facility A is effective for a four and one-half year term with the first payment due April 1, 2009, and terminates on April 1, 2013.  Proceeds from Facility A in the amount of EUR 50.0 million  were used to pay off a short-term credit facility with UniCredit with a scheduled maturity date of December 2008 (the “December 2008 Facility”).  Additional proceeds from Facility A in the amount of EUR 10.0 million were applied to reduce the outstanding principal of the April 2009 Facility with UniCredit with a scheduled maturity date of April 2009.  Material terms and conditions of Facility A are as follows:

(i)	Maturity:	April 1, 2013
(ii)	Interest Rate:	Floating at six-month EURIBOR plus 1.7%
(iii)	Amortization:	Nine semi-annual installments due each April and October
(iv)	Structure:	Secured with Italian real property, certain European accounts receivable and shares of two of the Company’s Italian subsidiaries

We are subject to covenants under Facility A which, among other things, restrict our ability to make capital expenditures above certain thresholds and require us to meet financial tests related principally to our fixed charge coverage ratio and profitability.  The first measurement date for these financial tests is June 30, 2009, and afterwards, every three months, on a trailing twelve month basis. While we anticipate complying with all tests during the next twelve months, we currently forecast that our profitability, and other assumed components of the financial tests, generated from recurring operations and gains on the sales of non-core assets will only narrowly exceed the required threshold.  There can be no assurance that we will achieve our forecasted operating profit, which requires an improvement from our current levels of operating profit, or complete the sales of non-core assets at the projected gains necessary to comply with the Facility A financial tests.  In the event of non-compliance, UniCredit would have various remedies, including working with us to restructure, replace or amend Facility A, or requiring the accelerated repayment of Facility A.  We do not currently have the ability to repay Facility A on an accelerated basis.

Additionally, the occurrence of events that significantly compromise our financial, economic, asset or operating situation and significantly compromise our ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  We deem the foregoing provision of Facility A to be a subjective acceleration clause and we have assessed the likelihood of whether or not it will be exercised.  While we do not presently expect UniCredit to exercise its rights under this clause within the next twelve months, there can be no assurance that UniCredit will not exercise their rights.  There are also provisions under Facility A which require our continued listing on the New York Stock Exchange (“NYSE”) or other stock exchange or regulated stock market existing in the U.S.  See Note 14, Subsequent Events, for further discussion of our compliance with listing requirements under our debt agreements.

April 2009 Facility

The April 2009 Facility is a short-term credit facility with UniCredit with a scheduled maturity date of April 2009 and was entered into in October 2007 in connection with the completion of the acquisition of Arcotronics Italia S.p.A. (“Arcotronics”).  The original principal amount for the April 2009 Facility was EUR 46.8 million.  The outstanding principal was reduced to EUR 35.0 million in the second quarter of fiscal year 2009 through the use of EUR 10.0 million from Facility A as noted above and the payment of EUR 1.8 million out of our existing cash balances.  Material terms and conditions of the April 2009 Facility are as follows:

(i)	Maturity:	April 9, 2009
(ii)	Interest Rate:	Floating at three-month EURIBOR plus 1.2%
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

On September 26, 2008, we received a commitment for a EUR 35.0 million credit facility (“Facility B”) with UniCredit.  Proceeds from Facility B will be used to repay the April 2009 Facility.  Facility B is currently being structured as a factoring arrangement priced at EURIBOR plus 1.7%, and is scheduled to close as soon as factoring mechanisms are put in place.  Closing of this refinancing is scheduled to take place no later than April 2009 but such closing remains subject to various conditions and there can be no assurance that such closing will occur.  If we are unable to successfully close Facility B, or otherwise restructure or replace the April 2009 Facility, we would not be able to pay the balance due and we would therefore be in default on both the April 2009 Facility and Facility A.  Furthermore, a failure by the Company to either repay the UniCredit facilities when due, or the absence of a modification of such repayment terms by UniCredit, within 30 days after the payment due date, would allow the holders of the Company’s outstanding Convertible Senior Notes due 2026 (discussed below)  to declare those notes due and payable immediately.  We do not currently have the ability to repay the UniCredit facilities or the Convertible Senior Notes.

Facility A and the April 2009 Facility are linked by cross-default provisions.

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

We received net proceeds from the sale of the Notes of approximately $170.2 million, after deducting discounts and offering expenses of approximately $4.8 million.  Net proceeds from the sale were used to repurchase approximately 3.3 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Notes offering).  The unamortized balance of debt issuance costs related to the Notes is approximately $2.8 million and is included in the line item “Other assets” in the accompanying Condensed Consolidated Balance Sheets.  Debt issuance costs are being amortized over a period of five years.

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

If we undergo a “fundamental change,” holders of the Notes will have the right, subject to certain conditions, to require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.  One occurrence creating a “fundamental change” is our common stock ceasing to be listed on the NYSE or another national securities exchange in the U.S., without then being quoted on an established automated over-the-counter trading market in the U.S.  The transfer of the trading of our stock from the NYSE to the OTC Bulletin Board as discussed in footnote 14, did not constitute a “fundamental change.”  An additional occurrence creating a “fundamental change” would be any failure to repay UniCredit amounts when due.  Because we do not currently have the ability to repay the Notes, the occurrence of a “fundamental change” and the decision by holders of the Notes to require immediate payment of our outstanding indebtedness would have a material adverse effect on our business, results of operations, financial position and liquidity.

In connection with any fundamental change that occurs prior to November 20, 2011, we would pay a make-whole premium on the Notes converted.  The amount of the make-whole premium, if any, will be based on our stock price and the effective date of the fundamental change.  The maximum make-whole premium, expressed as a number of additional shares of the Common Stock to be received per $1,000 principal amount of the Notes, would be 30.95 upon the conversion of Notes in connection with the occurrence of a fundamental change prior to November 1, 2006, November 15 of each of 2007, 2008, 2009 or 2010, respectively, or November 20, 2011 if the stock price at that date is $7.46 per share of Common Stock.  The Indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates.  No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $7.46.  Any make-whole premium will be payable in shares of Common Stock (or the consideration into which our Common Stock has been exchanged in the fundamental change) on the conversion date for the Notes converted in connection with the fundamental change.

The estimated fair value of the Notes, based on quoted market prices as of December 31, 2008 and March 31, 2008, was approximately $32 million and $126 million, respectively.  We had interest payable related to the Notes included in the line item “Accrued expenses” in our Condensed Consolidated Balance Sheets of approximately $0.5 million and $1.5 million at December 31, 2008 and March 31, 2008, respectively.

Working Capital, Financing and Liquidity

The current economic environment continues to negatively affect sales which, in turn, has had an adverse impact on the Company’s liquidity.  Our current operating plans indicate that we will continue to experience a severe strain on our liquidity; however, after consideration of cash expenditures required for implementing our restructuring plans, principal and interest payments on debt, capital expenditures, payments for outstanding vendor obligations, and the expected refinancing of the April 2009 Facility, our current plans provide for cash generated from operations to be sufficient to cover our liquidity requirements in the short-term.  It is possible that the actual outcome of our plans will differ from expectations and that we could experience a shortfall in cash to fund liquidity needs.  In addition to our aggressive efforts to manage our working capital, we continue to review strategic financing alternatives to improve liquidity in the short-term as well as to reduce our total overall leverage.  These alternatives include the sale of non-core assets and the replacement of current debt with long-term debt.  While we believe we will be successful in increasing liquidity, there can be no assurance that we will be successful with any of the options currently being considered.

Other

At the same time as the sale of assets discussed in Note 2, we entered into a three-year term loan agreement and a security agreement with Vishay.  The loan was for $15.0 million and carries an interest rate of LIBOR plus 4% which is payable monthly.  The entire principal amount of $15.0 million matures on September 15, 2011 and can be prepaid without penalty.  Pursuant to the security agreement, the loan is secured by certain accounts receivable of KEMET.

Note 5. Reconciliation of Basic Income (Loss) Per Common Share

In accordance with FASB Statement No. 128, “Earnings per Share”, the following table presents a reconciliation of basic EPS to diluted EPS.

Computation of Basic and Diluted (Loss) Income Per Share

(Amounts in thousands, except per share data)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(11,065)	$(8,150)	$(281,343)	$2,892

Denominator:
Weighted-average shares outstanding:
Basic	80,606	83,985	80,489	83,943
Assumed conversion of employee stock options	—	—	—	220
Diluted	$80,606	$83,985	$80,489	$84,163

Net (loss) income per share:
Basic and Diluted	$(0.14)	$(0.10)	$(3.50)	$0.03

Note 6. Derivatives and Hedging

We use certain derivative financial instruments to reduce exposures to volatility of foreign currencies.

Hedging Foreign Currencies

Certain operating expenses at our Mexican facilities are paid in Mexican pesos and we may purchase forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures.  These contracts are designated as hedges at inception and monitored for effectiveness on a routine basis.  While we have had peso hedges during fiscal year 2009, there were no peso hedges outstanding at December 31, 2008.

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

A reconciliation of the beginning and ending liability balances for the Plan included in the liabilities section of the Condensed Consolidated Balance Sheets for the quarters and nine months ended December 31, 2008 and 2007 is shown below (amounts in thousands):

	Quarter Ended December 31, 2008		Quarter Ended December 31, 2007
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$17,432	$—	$2,011	$—
Costs charged to expense	3,493	1,079	1,663	1,207
Costs paid or settled	(8,221)	(1,079)	(3,354)	(1,207)
End of period	$12,704	$—	$320	$—

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2007
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$1,835	$—	$941	$—
Costs charged to expense	24,580	4,999	6,192	5,212
Costs paid or settled	(13,711)	(4,999)	(6,813)	(5,212)
End of period	$12,704	$—	$320	$—

Manufacturing relocation costs are expensed as actually incurred; therefore no liability is recorded in the Condensed Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in “Restructuring charges” in the Condensed Consolidated Statements of Operations.

Personnel Reductions — During the quarter ended December 31, 2008, we recognized charges of $3.5 million related primarily to the reduction of approximately 1,500 manufacturing positions representing approximately 14% of the Company’s workforce.  During the quarter ended September 30, 2008, we recognized charges of $16.1 million related to the rationalization of corporate staff and manufacturing support functions in the U.S., Europe, Mexico, and Asia.  Approximately 640 employees were affected by this action.  During the quarter ended June 30, 2008, we recognized charges of $4.9 million, primarily for reductions in workforce in the Film and Electrolytic Business Group.  During the quarter and nine months ended December 31, 2007, we recognized charges of $1.7 million and $6.2 million, respectively, primarily for reductions in workforce in Europe and Mexico.

Manufacturing Relocations — Manufacturing relocation costs are expensed as incurred, therefore no liability is recorded in the Condensed Consolidated Balance Sheets for these costs.  Costs charged to expense are aggregated in the line item “Restructuring charges” in the Condensed Consolidated Statements of Operations.  During the quarter and nine months ended December 31, 2008, we incurred expenses of $1.1 million and $5.0 million, respectively, related to our manufacturing relocation plan.  During the quarter and nine months ended December 31, 2007, we incurred expenses of $1.2 million and $5.2 million, respectively, related to our manufacturing relocation plan.

Charges related to personnel reductions correspond with our initiative to reduce fixed costs to be more in line with lower sales volumes, and manufacturing relocations correspond with our initiative to relocate production facilities to low-cost regions of the world.

Note 8. Accumulated Other Comprehensive Income

Comprehensive income (loss) for the quarters and nine months ended December 31, 2008 and 2007, includes the following components (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net (loss) income	$(11,065)	$(8,150)	$(281,343)	$2,892

Amortization of postretirement benefit plan	(610)	(598)	(1,813)	(1,794)
Currency forward contract loss	(139)	(248)	(763)	(1,078)
Currency translation gain (loss)	(8,723)	23,809	(21,263)	26,291
Unrealized investment income	—	—	—	1,092
Total net (loss) income and other comprehensive (loss) income	$(20,537)	$14,813	$(305,182)	$27,403

The components of “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	December 31, 2008	March 31, 2008
Defined benefit postretirement plan adjustments	$20,367	$22,180
Currency forward contract income, net	—	763
Currency translation gain	21,205	42,468
Defined benefit pension plans	154	154
Total Accumulated other comprehensive income	$41,726	$65,565

Note 9. Income Taxes

During the quarter ended December 31, 2008, net income tax expense of $0.8 million is related primarily to tax expense from our foreign operations.

During the nine months ended December 31, 2008, net income tax expense of $1.9 million is comprised of a $1.6 million tax expense related to foreign operations and $0.3 million of federal and state income tax expense.  Our $174.3 million goodwill impairment charge is non-deductible for income tax purposes.

During the quarter ended December 31, 2007, net income tax expense is comprised of a $3.0 million tax expense related to fixed asset write-offs in Germany, a $2.2 million tax expense related to tax law changes in Mexico and Germany, $1.2 million in foreign income tax expense and $0.1 million in federal and state income tax expense offset by a $0.8 million income tax benefit from the settlement of foreign tax issues.

During the nine months ended December 31, 2007, tax expense of $4.2 million was comprised of a $3.0 million tax expense related to fixed asset write-offs in Germany, a $3.0 million expense related to foreign operations,  a $2.2 million tax expense related to tax law changes in Mexico and Germany, and $0.4 million in federal and state income tax expense offset by a $2.5 million income tax benefit from the recognition of credits due to a change in Texas tax law, a $1.1 million income tax benefit related to competent authority relief on a transfer pricing adjustment, and a $0.8 million benefit from the settlement of foreign tax issues.

Note 10. Segment and Geographic Information

We are organized into three distinct business groups: the Tantalum Business Group, the Ceramic Business Group, and the Film and Electrolytic Business Group.  Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts.  The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business groups’ respective net sales.  In addition, all corporate costs are allocated to the business groups based on the business groups’ respective net sales.  On April 24, 2007, we acquired Evox Rifa Group Oyj (“Evox Rifa”) and on October 12, 2007, we acquired Arcotronics.  Evox Rifa and Arcotronics make up the Film and Electrolytic Business Group.  Consequently, prior year’s income statement information for the Film and Electrolytic Business Group only includes approximately 2.5 months of Arcotronics operations.

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

Film and Electrolytic Business Group

The Film and Electrolytic Business Group (“Film and Electrolytic”) operates twelve manufacturing sites in Europe and Asia.  This business group produces film, paper, and electrolytic capacitors.  This business group has a product innovation center in Sweden.  Film and Electrolytic products are sold in all regions of the world.

The following table reflects each group’s net sales, operating (loss) income, depreciation and amortization expenses as well as sales by region for the quarters and nine months ended December 31, 2008 and 2007 and total assets as of  December 31, 2008 and March 31, 2008 (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net sales:
Tantalum	$91,685	$102,938	$306,904	$316,534
Ceramic	39,646	53,667	145,364	167,703
Film and Electrolytic	59,348	72,089	216,074	124,705
	$190,679	$228,694	$668,342	$608,942

Operating (loss) income (1)(2)(3):
Tantalum	$4,189	$(383)	$(969)	$8,220
Ceramic	(1,459)	(1,205)	(94,906)	(2,759)
Film and Electrolytic	(10,921)	(18)	(172,425)	2,501
	$(8,191)	$(1,606)	$(268,300)	$7,962

Depreciation and amortization expenses:
Tantalum	$7,344	$6,130	$23,299	$23,085
Ceramic	1,875	2,549	8,593	9,768
Film and Electrolytic	3,022	2,542	10,719	4,320
	$12,241	$11,221	$42,611	$37,173

Sales by region:
North and South America (Americas)	$48,588	$58,038	$160,589	$172,406
Europe, Middle East, Africa (EMEA)	72,222	90,878	267,874	207,480
Asia and Pacific Rim (APAC)	69,869	79,778	239,879	229,056
	$190,679	$228,694	$668,342	$608,942

	December 31, 2008	March 31, 2008
Total assets:
Tantalum	$394,455	$496,256
Ceramic	174,477	282,405
Film and Electrolytic	235,261	473,239
	$804,193	$1,251,900

(1) Restructuring charges included in Operating (loss) income were as follows:

	Quarters Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Total restructuring:
Tantalum	$1,254	$2,870	$10,965	$9,614
Ceramic	714	—	7,027	1,790
Film and Electrolytic	2,604	—	11,587	—
	$4,572	$2,870	$29,579	$11,404

(2) Impairment charges and write downs included in Operating (loss) income were as follows:

	Quarters Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Impairment charges and write downs:
Tantalum	$—	$2,098	$25,605	$2,098
Ceramic	—	—	76,346	—
Film and Electrolytic	—	—	137,531	—
	$—	$2,098	$239,482	$2,098

(3) (Gain) Loss on disposal of assets included in Operating (loss) income was:

	Quarters Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
(Gain) Loss on disposal of assets:
Tantalum	$1,336	$7	$(27,098)	$(26)
Ceramic	652	4	780	(15)
Film and Electrolytic	(934)	—	(918)	—
	$1,054	$11	$(27,236)	$(41)

Note 11. Concentrations of Risks

Sales and Credit Risk

We sell to customers globally.  Credit evaluations of our customers’ financial condition are performed on a routine basis, and we generally do not require collateral from our customers.  One of our customers, TTI, Inc., accounted for over 10% of our net sales during the first nine months of fiscal year 2009.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at December 31, 2008 and March 31, 2008.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 49% and 46% of our net sales in the quarters ended December 31, 2008 and 2007, respectively.  As a result of our concentration of sales to electronics distributors, we may experience fluctuations in our operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Note 12. Stock-based Compensation

Long-Term Incentive Plan for Fiscal Years 2008 and 2009

During the quarter ended June 30, 2007, the Board approved a long-term incentive plan (“2008/2009 LTIP”) and as a result issued 383,293 performance awards which entitled certain key employees to receive 134,153 shares of KEMET common stock on May 15, 2009 if certain performance measures were met as compared to the S&P 600 Smallcap Index and to receive 249,140 shares of KEMET common stock if we met a prescribed two year earnings per share target.  During the first quarter of fiscal year 2009, all of the participants in the 2008/2009 LTIP had entered into cancellation agreements; and accordingly, the 2008/2009 LTIP was cancelled.

Long-Term Incentive Plan for Fiscal Years 2009 and 2010

During the quarter ended June 30, 2008, the Board approved a new long-term incentive plan (“2009/2010 LTIP”) based upon the achievement of certain target financial metrics for the combined fiscal years ending in March 2009 and 2010.  These awards vest on the measurement date May 15, 2010.

The 2009/2010 LTIP entitles the participants to receive up to 685,799 shares of KEMET common stock if the target financial metrics are realized.  We assessed the likelihood of meeting the target financial metrics and concluded that for the quarter ended December 31, 2008, the target would not be achieved.  Accordingly, no compensation expense was recorded during the first three quarters of fiscal year 2009.  The compensation costs, if any, associated with the 2009/2010 LTIP will be expensed quarterly over the next five quarters ending March 31, 2010.  We will continue to monitor the likelihood of whether the target financial metrics will be realized and will adjust compensation expense to match expectations.

Restricted Stock

The Company’s Chief Executive Officer was granted 50,000 and 64,618 restricted shares of KEMET common stock on April 10, 2008 and May 29, 2008, respectively.  The 114,618 shares vested immediately upon grant and had a weighted-average issuance price of $4.15 per share.  Compensation expense associated with the grants was $0.5 million and was recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.  All shares of the Company’s restricted stock granted pursuant to restricted stock grant agreements are subject to holding periods which prohibit the disposal of such shares until ninety days following the termination of the grantee’s services as a director or employee of the Company.

Stock Options

During the second quarter of fiscal year 2009, the Board authorized the issuance of 205,000 stock options pursuant to the 2004 Key Employee Stock Option Plan to certain key employees who recently joined the Company.  During the third quarter of fiscal year 2009, the Board authorized the issuance of 454,500 stock options to approximately 134 key employees.

The exercise prices of the stock options were not less than 100% of the value of the Company’s common shares on the date of grant.  The exercise prices and weighted average grant date fair value per share ranged from $0.64 to $2.77 and from $0.30 to $1.18, respectively.

The Company measured the fair value of the second quarter employee stock option grants at the grant dates using the Black-Scholes pricing model with the following assumptions:

Quarter Ended September 30, 2008
Assumptions:
Dividend yield	0%
Expected volatility	55.8%
Risk-free interest rate	2.8%
Expected option lives in years	3.5

The Company measured the fair value of the third quarter employee stock option grants at the grant dates using the Black-Scholes pricing model with the following assumptions:

Quarter Ended December 31, 2008
Assumptions:
Dividend yield	0%
Expected volatility	60.2%
Risk-free interest rate	3.8%
Expected option lives in years	3.5

The third quarter compensation expense associated with all stock options granted during the first nine months of fiscal year 2009 was $13,000 and the expense was recorded in the line item “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

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

The compensation expense associated with the performance awards was $0.2 million and $0.7 million for the quarters ended December 31, 2008 and 2007, respectively.  The compensation expense associated with the performance awards was $1.1 million and $4.5 million for the nine month periods ended December 31, 2008 and 2007, respectively.  These costs were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the year-to-date period ended December 31, 2008 and 2007.  No tax benefit was realized from stock options exercised during the year-to-date periods ended December 31, 2008 and 2007.

Note 13.  Pension and Other Postretirement Benefit Plans

We maintain several European defined benefit pension plans and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to our pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2008 and 2007 (amounts in thousands):

	Pension		Other Benefits
	Quarters Ended December 31,		Quarters Ended December 31,
	2008	2007	2008	2007

Net service cost	$183	$190	$32	$37
Interest cost	407	347	224	226
Expected return on net assets	(192)	(184)	—	—
Amortization:
Actuarial gain	(1)	—	(12)	(4)
Prior service (credit) cost	7	5	(594)	(590)
Curtailment (gain)	—	(372)	—	—

Total net periodic benefits (income) costs	$404	$(14)	$(350)	$(331)

	Pension		Other Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Net service cost	$550	$428	$97	$79
Interest cost	1,221	595	672	708
Expected return on net assets	(575)	(299)	—	—
Amortization:
Actuarial gain	(3)	—	(35)	(4)
Prior service (credit) cost	20	15	(1,782)	(1,786)
Curtailment (gain)	—	(434)	—	—

Total net periodic benefits (income) costs	$1,213	$305	$(1,048)	$(1,003)

For fiscal year 2009, we expect to contribute $1.4 million to the European pension plans.  We expect to make no contributions to fund our postretirement plan assets in fiscal year 2009 as our policy is to pay benefits as costs are incurred.  We estimate that postretirement benefit payments in fiscal year 2009 will be $1.6 million.

Note 14. Subsequent Events

On December 31, 2008, we received notice from the NYSE that the Company’s common stock would be suspended from trading on the NYSE because we were out of compliance with the continued listing standard related to average market capitalization.  On that date, the NYSE’s Listed Company Manual required that a Company maintain an average market capitalization of not less than $25 million over a consecutive 30 trading day period.  (On January 23, 2009, the NYSE announced that it was temporarily reducing, through April 22, 2009, the Listed Company Manual’s minimum market capitalization standard to $15 million, however this temporary reduction had no impact on our listing status.)  On January 9, 2009, our stock was suspended from trading on the NYSE and began trading on the Over-The-Counter market’s Pink Sheets.  On February 2, 2009, our stock began trading on the OTC Bulletin Board.  Our listings on the Pink Sheets and OTC Bulletin Board comply with the covenants under our debt agreements as described in Note 4.  The delisting from the NYSE could make trading our common stock more difficult for our investors and could make it more difficult and expensive for us to raise additional capital.  The Company’s trading symbol on the OTC Bulletin Board is “KEME.OB”.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements.  Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements.  Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2008 (“Company’s 2008 Annual Report”) as well as the risks contained in the Company’s Forms 10-Q for the quarters ended June 30, 2008 and September 30, 2008.  The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Factors that could cause the Company’s actual results to differ materially from those anticipated in the forward-looking statements in this report include the following: (i) generally adverse economic and industry conditions, including a decline in demand for the Company’s products;  (ii) the ability to maintain sufficient liquidity to realize current operating plans; (iii) adverse economic conditions could cause further reevaluation of the fair value of our reporting segments and the write down of long-lived assets; (iv) the cost and availability of raw materials; (v) changes in the competitive environment of the Company;  (vi) economic, political, or regulatory changes in the countries in which the Company operates; (vii) the ability to successfully integrate the operations of acquired businesses; (viii) the ability to attract, train and retain effective employees and management; (ix) the ability to develop innovative products to maintain customer relationships; (x) the impact of environmental issues, laws, and regulations; (xi) the Company’s ability to achieve the expected benefits of its manufacturing relocation plan or other restructuring plan; (xii) volatility of financial and credit markets which would affect access to capital for the Company; and (xiii) increased difficulty or expense in accessing capital resulting from the delisting of the Company’s common stock from the New York Stock Exchange (“NYSE”).

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

We manufacture capacitors in the United States, Mexico, Portugal, China, Indonesia, the United Kingdom, Finland, Italy, Germany, Bulgaria, and Sweden.  Substantially all of the manufacturing previously located in the United States has been relocated to our lower-cost manufacturing facilities in Mexico and China.  Production that remains in the U.S. focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

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

We are organized into three distinct business groups: the Tantalum Business Group (“Tantalum”), the Ceramic Business Group (“Ceramic”), and the Film and Electrolytic Business Group (“Film and Electrolytic”).  Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts.  The sales and marketing functions are shared by each of the business groups and costs are allocated to the business groups.  In addition, all corporate costs are allocated to the business groups.

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

On December 22, 2008, we announced a cost savings plan to eliminate approximately 1,500 manufacturing jobs.  We accrued $3.5 million in severance expense for the quarter ended December 31, 2008, of which $2.0 million was related to this plan.  We expect that this plan will reduce our costs by approximately $16.0 million on an annual basis.  Additionally, where possible, we instituted a ten percent wage reduction for all salaried employees effective January 1, 2009, excluding those on a commission based salary.  In the U.S., we also temporarily suspended our 401(k) matching percentage, reducing it from 6% to 0%.  Savings from these initiatives will be approximately $12.0 million on an annual basis.

We perform an annual test of impairment of our goodwill in the first quarter of each fiscal year and in any other quarter in which events occur that would cause the Company to reevaluate the value of its assets.  As a result of the first quarter review, we recorded a $152.6 million impairment charge which reduced both goodwill and long-lived assets by approximately $88.7 million and $63.9 million, respectively.  The goodwill impairment and long-lived asset charge to earnings reduced the results under U.S. generally accepted accounting principles; however, both are non-cash in nature and therefore have no effect on cash.  The impairment was charged to the Ceramic and the Film and Electrolytic Business Groups in the amount of $76.4 million and $76.2 million, respectively.

A factor that determines whether or not goodwill is impaired is the market value of the Company’s common stock.  After our first quarter earnings release on July 30, 2008, the market price of our common stock declined significantly below the level we used in performing our annual impairment review as of June 30, 2008.  Because the stock price did not recover in the second quarter of fiscal year 2009, we tested goodwill for impairment again as of September 30, 2008.  As a result of our goodwill impairment testing, we also tested our long-lived asset groups for impairment.  These goodwill impairment tests resulted in a second quarter goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of the Film and Electrolytic, and Tantalum Business Groups.  No long-lived asset impairment was identified as a result of the second quarter long-lived asset impairment testing.

The goodwill impairment evaluation utilized both the market approach and the income approach to determine the fair value of the Company and its reporting units.  The market approach included our market capitalization and the market capitalization of our peer group companies.

On September 15, 2008, we sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay Intertechnology, Inc. (“Vishay”).  We received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets.  At the same time, we entered into a three-year term loan for $15.0 million with Vishay.  The sale resulted in a pre-tax gain of $28.4 million, which is net of related fees and amounts held in escrow.  Proceeds of $1.5 million are held in escrow to secure our obligations under the sales agreement and we will record any release of escrow funds as additional gain when the funds are received.  Annual revenues generated from these assets were $16.0 million.

On September 19, 2008, we prepaid our obligations under the Senior Notes, debt that carried a fixed interest rate of 6.66% with interest payable semi-annually and with a final maturity date of May 4, 2010.  The prepayment included the outstanding principal balance of $40.0 million, accrued interest of $1.0 million, a make-whole amount of $2.0 million, and a prepayment fee of $0.2 million.  The make-whole amount and prepayment fee are shown as “Loss on early retirement of debt” in the Condensed Consolidated Statements of Operations.  We had been, and were at the time of the prepayment, in compliance with all the financial covenants under the Senior Notes.

We closed on October 21, 2008 a new medium-term credit facility in the principal amount of EUR 60.0 million (“Facility A”) and on September 26, 2008, we received a commitment for a EUR 35.0 million credit facility (“Facility B”) with UniCredit Corporate Banking S.p.A. (“UniCredit”), a financial institution headquartered in Italy and part of the Milan-based UniCredit Group.  Under the terms of Facility A, KEMET will repay the principal amount in nine semi-annual installments during the four and one-half year term with the first payment due in April 2009.  The credit facility is priced at EURIBOR plus 1.7%, and is secured with land and real estate in Italy, certain accounts receivable in Europe, and a pledge of the shares of Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l., two of KEMET’s subsidiaries in Italy.  Facility B is currently being structured as a factoring arrangement priced at EURIBOR plus 1.7% with repayment at maturity in December 2013.

We are subject to covenants under Facility A which, among other things, restrict our ability to make capital expenditures above certain thresholds and require us to meet financial tests related principally to our fixed charge coverage ratio and profitability.  The first measurement date for these financial tests is June 30, 2009, and afterwards, every three months, on a trailing twelve month basis.  While we anticipate complying with all tests during the next twelve months, we currently forecast that our profitability, and other assumed components of the financial tests, generated from recurring operations and gains on the sales of non-core assets will only narrowly exceed the required threshold.  There can be no assurance that we will achieve our forecasted operating profit, which requires an improvement from our current levels of operating profit, or complete the sales of non-core assets at the projected gains necessary to comply with the Facility A financial tests.  In the event of non-compliance, UniCredit would have various remedies, including working with us to restructure, replace or amend Facility A, or requiring the accelerated repayment of Facility A.  We do not currently have the ability to repay Facility A on an accelerated basis.

Additionally, the occurrence of events that significantly compromise our financial, economic, asset or operating situation and significantly compromise our ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  We deem the foregoing provision of Facility A to be a subjective acceleration clause and we have assessed the likelihood of whether or not it will be exercised.  While we do not presently expect UniCredit to exercise its rights under this clause within the next twelve months, there can be no assurance that UniCredit will not exercise their rights.  Proceeds from Facility A in the amount of EUR 50.0 million were used to pay off an existing short-term credit facility with UniCredit with a scheduled maturity date of December 2008 (the “December 2008 Facility”).  Additional proceeds from Facility A in the amount of EUR 10.0 million were applied to reduce the outstanding principal of the EUR 46.8 million short-term credit facility with UniCredit with a scheduled maturity date of April 2009 (the “April 2009 Facility”).  In addition, we made a cash payment out of the Company’s existing cash balance to UniCredit of EUR 1.8 million which was applied to further reduce the outstanding principal of the April 2009 Facility.  The outstanding balance on the April 2009 Facility after these payments was EUR 35.0 million.

Proceeds from Facility B will be used to repay the April 2009 Facility.  Closing on Facility B is scheduled to occur as soon as factoring mechanisms are put in place.  Closing of this refinancing is scheduled to take place no later than April 2009 but such closing remains subject to various conditions and there can be no assurance that such closing will occur.  Facility A and the April 2009 Facility are linked by cross-default provisions.

If we are unable to successfully close Facility B, or otherwise restructure or replace the April 2009 Facility, we would not be able to pay the balance due and we would therefore be in default on both the April 2009 Facility and Facility A.  Furthermore, a failure by the Company to either repay the UniCredit facilities when due, or the absence of a modification of such repayment terms by UniCredit, within 30 days after the payment due date, would allow the holders of the Company’s outstanding Convertible Senior Notes due 2026 to declare those Notes due and payable immediately.  We do not currently have the ability to repay the UniCredit facilities or the Convertible Senior Notes.

On December 31, 2008, we received notice from the NYSE that the Company’s common stock would be suspended from trading on the NYSE because we were out of compliance with the continued listing standard related to average market capitalization.

On that date, the NYSE’s Listed Company Manual required that a Company maintain an average market capitalization of not less than $25 million over a consecutive 30 trading day period.  (On January 23, 2009, the NYSE announced that it was temporarily reducing, through April 22, 2009, the Listed Company Manual’s minimum market capitalization standard to $15 million, however this temporary reduction had no impact on our listing status.)  On January 9, 2009, our stock was suspended from trading on the NYSE and began trading on the Over-The-Counter market’s Pink Sheets.  On February 2, 2009, our stock began trading on the OTC Bulletin Board.  Our listings on the Pink Sheets and OTC Bulletin Board comply with the covenants under all of our debt agreements.  The delisting from the NYSE could make trading our common stock more difficult for our investors and could make it more difficult and expensive for us to raise additional capital.

The current economic environment continues to negatively affect sales which, in turn, has had an adverse impact on the Company’s liquidity.  Our current operating plans indicate that we will continue to experience a severe strain on our liquidity; however, after consideration of cash expenditures required for implementing our restructuring plans, principal and interest payments on debt, capital expenditures, payments for outstanding vendor obligations, and the expected refinancing of the April 2009 Facility, our current plans provide for cash generated from operations to be sufficient to cover our liquidity requirements in the short-term.  It is possible that the actual outcome of our plans will differ from expectations and that we could experience a shortfall in cash to fund liquidity needs.  In addition to our aggressive efforts to manage working capital, we continue to review strategic financing alternatives to improve liquidity in the short-term as well as to reduce our total overall leverage.  These alternatives include the sale of non-core assets and the replacement of current debt with long-term debt.  While we believe we will be successful in increasing liquidity, there can be no assurance that we will be successful with any of the options currently being considered.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Specifically, these condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern.  The significant uncertainties surrounding the Company’s debt, liquidity and capital resources discussed above, cast doubt on the Company’s ability to continue as a going concern.  The failure to successfully implement our financing plans, maintain sufficient cash and comply with our debt covenants would have a material adverse effect on our business, results of operations, financial position and liquidity.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Quarter Ended December 31, 2008, with the Quarter Ended December 31, 2007

The following table sets forth the operating income (loss) for each of our business segments for the quarters ended December 31, 2008 and December 31, 2007, respectively.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Quarters Ended
	December 31, 2008		December 31, 2007
	Amount	% to Total Sales	Amount	% to Total Sales	% Change
Net sales
Tantalum	$91,685	48.1%	$102,938	45.0%	-10.9%
Ceramic	39,646	20.8%	53,667	23.5%	-26.1%
Film and Electrolytic	59,348	31.1%	72,089	31.5%	-17.7%
Total	$190,679	100.0%	$228,694	100.0%	-16.6%

	Amount	% to Total Sales	Amount	% to Total Sales
Gross margin
Tantalum	$18,359	9.6%	$19,183	8.4%	-4.3%
Ceramic	6,289	3.3%	7,943	3.5%	-20.8%
Film and Electrolytic	(476)	-0.2%	12,952	5.7%	-103.7%
Total	24,172	12.7%	40,078	17.5%	-39.7%

SG&A expenses
Tantalum	8,480	4.4%	9,884	4.3%	-14.2%
Ceramic	4,961	2.6%	6,143	2.7%	-19.2%
Film and Electrolytic	7,128	3.7%	12,032	5.3%	-40.8%
Total	20,569	10.8%	28,059	12.3%	-26.7%

R&D expenses
Tantalum	3,100	1.6%	4,707	2.1%	-34.1%
Ceramic	1,421	0.7%	3,001	1.3%	-52.6%
Film and Electrolytic	1,647	0.9%	938	0.4%	75.6%
Total	6,168	3.2%	8,646	3.8%	-28.7%

Restructuring charges
Tantalum	1,254	0.7%	2,870	1.3%	-56.3%
Ceramic	714	0.4%	—	—	—
Film and Electrolytic	2,604	1.4%	—	—	—
Total	4,572	2.4%	2,870	1.3%	59.3%

Write down of long-lived assets
Tantalum	—	—	2,098	0.9%	—
Total	—	—	2,098	0.9%	—

(Gain) loss on sales and disposals of assets
Tantalum	1,336	0.7%	7	0.003%	—
Ceramic	652	0.3%	4	0.002%	—
Film and Electrolytic	(934)	-0.5%	—	—	—
Total	1,054	0.6%	11	0.005%	—

Operating (loss) income
Tantalum	4,189	2.2%	(383)	-0.2%	—
Ceramic	(1,459)	-0.8%	(1,205)	-0.5%	-21.1%
Film and Electrolytic	(10,921)	-5.7%	(18)	0.0%	—
Total	(8,191)	-4.3%	(1,606)	-0.7%	-410.0%

Other expense, net	2,081	1.1%	797	0.3%	161.1%
Loss before income taxes	(10,272)	-5.4%	(2,403)	-1.1%	-327.5%
Income tax expense	793	0.4%	5,747	2.5%	-86.2%
Net loss	$(11,065)	-5.8%	$(8,150)	-3.6%	-35.8%

Net Sales

Net sales for the quarter ended December 31, 2008, decreased by $38.0 million, or 16.6% to $190.7 million compared to the third quarter of fiscal year 2008.  The global economic downturn adversely affected sales in all of our business groups.  Tantalum sales were down $11.3 million, or 10.9% from a year ago while Ceramic sales decreased $14.0 million, or 26.1% from the same period last year.  The Arcotronics business was acquired at the beginning of the third quarter of fiscal year 2008, so this quarter’s sales comparisons for Film and Electrolytic are to a slightly less than full quarter of sales for the same period last year.  Film and Electrolytic sales were down $12.7 million, or 17.7% compared to the third quarter of fiscal year 2008.

By region, 25% of net sales for the quarter ended December 31, 2008, were to customers in North America and South America (“Americas”), 37% were to customers in Asia and Pacific Rim (“APAC”), and 38% were to customers in Europe, Middle East and Africa (“EMEA”).  For the quarter ended December 31, 2007, 25% of net sales were to customers in the Americas, 35% were to customers in APAC, and 40% were to customers in EMEA.

By channel, 49% of net sales for the quarter ended December 31, 2008, were to distribution customers, 18% were to electronic manufacturing services customers, and 33% were to original equipment manufacturing customers.  For the quarter ended December 31, 2007, 46% of net sales were to distribution customers, 17% were to electronic manufacturing services customers, and 37% were to original equipment manufacturing customers.

Gross Margin

Gross margin for the quarter ended December 31, 2008, decreased from 17.5% of net sales in the prior year to 12.7% of net sales in the third quarter of fiscal year 2009.  Gross margin as a percent to sales improved in our Tantalum and Ceramic businesses from the same quarter a year ago while we experienced a significant decrease in gross margin percentage in Film and Electrolytic.  The improvement in Tantalum and Ceramic resulted from improved manufacturing performance and benefits from our recent cost savings plans.  Foreign regulatory requirements make the execution of our cost savings plans in Film and Electrolytic somewhat slower than in Tantalum and Ceramic, and we expect that margins in this business will improve in the future once we complete our integration and restructuring activities.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the quarter ended December 31, 2008, were $20.6 million, or 10.8% of net sales, as compared to $28.1 million, or 12.3% of net sales for the same period last year.  Savings from our rationalization plan announced in the second quarter of fiscal year 2009 led to the 26.7% decrease.  Additionally, costs related to integrating acquisitions were $1.2 million lower than the same quarter a year ago.  Compared to the second quarter of fiscal year 2009, SG&A expenses decreased $3.2 million.

Research and Development Expenses

Research and development (“R&D”) expenses for the quarter ended December 31, 2008, were $6.2 million, or 3.2% of net sales, as compared to $8.6 million, or 3.8% of net sales for the same period last year.  Savings from the rationalization plan initiated in the second quarter led to the 28.7% decrease in expenses compared to last year.  During the third quarter of fiscal year 2009, we introduced approximately 5,340 new products of which 47 were first to market.

Restructuring Charges

During the past several fiscal years, we have initiated several restructuring programs (the “Plan”) in order to reduce costs, remove excess capacity and make us more competitive on a world-wide basis.  The charges we incur to implement the Plan relate to personnel reductions and manufacturing relocations associated with moving production to low-cost regions of the world.

During the quarter ended December 31, 2008, we recognized charges of $4.6 million related to equipment relocation and the rationalization of staff and manufacturing functions primarily in Europe, Mexico, and Asia.  Approximately 1,500 employees were affected by actions announced during the third quarter of fiscal year 2009.  During the quarter ended December 31, 2007, we recognized charges of $2.9 million for equipment relocation and reductions in workforce primarily in Europe and Mexico.

Goodwill Impairment and Write Down of Long-Lived Assets

We did not incur impairment charges or charges for the write down of long-lived assets for the quarter ended December 31, 2008.  For the quarter ended December 31, 2007, we took a $1.2 million charge to write down an idle manufacturing facility held for sale to its net realizable value and a $0.9 million charge related to the closure of a manufacturing facility in Germany.

Operating Income

Operating loss for the quarter ended December 31, 2008, was $8.2 million, compared to an operating loss of $1.6 million for the quarter ended December 31, 2007.  Lower revenue led to a gross margin decrease of $15.9 million as compared to the same quarter a year ago.  Additionally, restructuring expenses and losses on sales and disposals of assets were $1.7 million and $1.0 million, respectively, higher than the same period a year ago.  These unfavorable items were partially offset by a $10.0 million reduction in operating expenses resulting from the rationalization plan announced in the second quarter of fiscal year 2009.  Additionally, asset write downs were $2.1 million lower than the same period last year.

Other (Income) Expense, net

Other (income) expense, net changed from expense of $0.8 million in the third quarter of fiscal year 2008 to expense of $2.1 million in the third quarter of fiscal year 2009.  Interest expense increased $0.5 million compared to the same period a year ago due to the issuance of additional debt and the acquisition of debt associated with the purchase of Arcotronics.  Additionally, interest income decreased $1.7 million because of the reduction in cash and investments which resulted from the purchase of Arcotronics.  Partially offsetting these unfavorable items were higher foreign currency translation gains in the third quarter of fiscal year 2009 compared with the third quarter of fiscal year 2008.

Income Taxes

During the quarter ended December 31, 2008, net income tax expense of $0.8 million is related primarily to tax expense from our foreign operations.

During the quarter ended December 31, 2007, net income tax expense of $5.7 million is comprised of a $3.0 million tax expense related to fixed asset write-offs in Germany, a $2.2 million tax expense related to tax law changes in Mexico and Germany, $1.2 million in foreign income tax expense and $0.1 million in federal and state income tax expense offset by a $0.8 million income tax benefit from the settlement of foreign tax issues.

Business Groups Comparison of the Quarter Ended December 31, 2008, with the Quarter Ended December 31, 2007

Tantalum Business Group

Net Sales

Net sales decreased 10.9% during the third quarter of fiscal year 2009, as compared to the third quarter of fiscal year 2008.  Unit sales volume for the quarter ended December 31, 2008 decreased 16.7% as compared to the same period last year while average selling prices increased 6.9% for the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007.  Net sales were negatively affected by the current global economic downturn which adversely impacted sales in all regions.  Volumes for Tantalum products dropped 13.3% in Asia; however, Asia still represented 46.0% of total Tantalum revenue.

Gross Margin

Gross margin as a percent to Tantalum sales increased to 20.0% during the third quarter of fiscal year 2009 as compared to 18.6% in the third quarter of fiscal year 2008.  The increase in gross margin percentage was attributable to the increase in average selling price, improved plant performance and the implementation of our cost reduction initiatives.

Operating Income

Operating income for the third quarter of fiscal year 2009 was $4.2 million as compared to an operating loss of $0.4 million in the third quarter of fiscal year 2008.  The unfavorable impact of reduced sales was more than offset by lower restructuring charges and lower asset write-downs as well as decreased operating expenses.  Restructuring charges decreased by $1.6 million and asset write-downs were $2.1 million lower than the same period a year ago.  Operating expenses were $3.0 million lower than operating expenses for the same period a year ago primarily as a result of the rationalization plan we initiated on July 30, 2008.

Ceramic Business Group

Net Sales

Net sales decreased by 26.1% during the third quarter of fiscal year 2009, as compared to the same period last year.  The decrease was attributable primarily to lower volumes resulting from the global economic downturn, partially offset by higher average selling prices.  Volumes decreased 40.2% during the third quarter of fiscal year 2009, as compared to the same period last year due primarily to the global economic downturn as well as softening in the Hi-CV market in Asia and a weakening in the automotive market in the U.S. and Europe.  Average selling prices increased 23.4% due primarily to product and region mix improvements over last year.

Gross Margin

Gross margin as a percent to Ceramic sales increased to 15.9% from 14.8% in the third quarter of last year.  The improvement in gross margin was due primarily to lower costs for material, labor and depreciation expense, partially offset by an unfavorable absorption impact of lower volume on manufacturing fixed costs and inflation-related increases in the utility, freight, and distribution cost areas.

Operating Loss

Operating loss increased from a loss of $1.2 million in the third quarter of fiscal year 2008 to an operating loss of $1.5 million in the third quarter of fiscal year 2009.  Lower sales led to decrease in gross margin of $1.6 million and restructuring expenses were $0.7 million higher compared to the same period a year ago.  These unfavorable items were partially offset by lower operating expenses of $2.8 million which resulted primarily from the initiation of our rationalization plan on July 30, 2008.

Film and Electrolytic Business Group

Net Sales

Net sales decreased from $72.1 million in the third quarter of fiscal year 2008 to $59.3 million in the third quarter of fiscal year 2009, a 17.7% decrease.  The reduction was driven by a drop in demand caused by the global economic downturn and the strengthening of the U.S. dollar against the Euro.

Gross Margin

Gross margin decreased $13.4 million from $12.9 million in the third quarter of fiscal year 2008 to ($0.5) million in the third quarter of fiscal year 2009.  Additionally, gross margin as a percent to sales decreased from 18.0% in the third quarter of fiscal year 2008 to (0.8)% in the third quarter of fiscal year 2009.  Several factors adversely affected gross margin including charges for obsolete inventory as a result of our integration efforts, lower sales in higher margin business segments, higher distribution costs and the unfavorable absorption impact of lower volume on manufacturing fixed costs.

Operating Loss

Operating loss for the third quarter of fiscal year 2009 was $10.9 million compared to a slight loss for the third quarter of fiscal year 2008.  Lower sales and a lower gross margin percentage were the primary drivers for the increased operating loss.  Additionally, restructuring charges were $2.6 million higher than the same period a year ago.  These unfavorable items were partially offset by lower operating expenses of $4.2 million which resulted primarily from the initiation of our rationalization plan on July 30, 2008.

Comparison of the Nine Months Ended December 31, 2008, with the Nine Months Ended December 31, 2007

The following table sets forth the operating income (loss) for each of our business segments for the nine months ended December 31, 2008 and December 31, 2007.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands, except percentages):

	For the Nine Months Ended
	December 31, 2008		December 31, 2007
	Amount	% to Total Sales	Amount	% to Total Sales	% Change
Net sales
Tantalum	$306,904	45.9%	$316,534	52.0%	-3.0%
Ceramic	145,364	21.7%	167,703	27.5%	-13.3%
Film and Electrolytic	216,074	32.3%	124,705	20.5%	73.3%
Total	$668,342	100.0%	$608,942	100.0%	9.8%

	Amount	% to Total Sales	Amount	% to Total Sales
Gross margin
Tantalum	$48,154	7.2%	$63,881	10.5%	-24.6%
Ceramic	12,670	1.9%	29,396	4.8%	-56.9%
Film and Electrolytic	8,600	1.3%	24,110	4.0%	-64.3%
Total	69,424	10.4%	117,387	19.3%	-40.9%

SG&A expenses
Tantalum	28,260	4.2%	30,636	5.0%	-7.8%
Ceramic	16,595	2.5%	19,896	3.3%	-16.6%
Film and Electrolytic	27,732	4.1%	19,546	3.2%	41.9%
Total	72,587	10.9%	70,078	11.5%	3.6%

R&D expenses
Tantalum	11,391	1.7%	13,339	2.2%	-14.6%
Ceramic	6,828	1.0%	10,484	1.7%	-34.9%
Film and Electrolytic	5,093	0.8%	2,063	0.3%	146.9%
Total	23,312	3.5%	25,886	4.3%	-9.9%

Restructuring charges
Tantalum	10,965	1.6%	9,614	1.6%	14.1%
Ceramic	7,027	1.1%	1,790	0.3%	292.6%
Film and Electrolytic	11,587	1.7%	—	—	—
Total	29,579	4.4%	11,404	1.9%	159.4%

Goodwill impairment charges
Tantalum	24,378	3.6%	—	—	—
Ceramic	12,418	1.9%	—	—	—
Film and Electrolytic	137,531	20.6%	—	—	—
Total	174,327	26.1%	—	—	—

Write down of long-lived assets
Tantalum	1,227	0.2%	2,098	0.3%	-41.5%
Ceramic	63,928	9.6%	—	—	—
Total	65,155	9.7%	2,098	0.3%	—

(Gain) loss on sales and disposals of assets
Tantalum	(27,098)	-4.1%	(26)	-0.004%	—
Ceramic	780	0.1%	(15)	-0.002%	—
Film and Electrolytic	(918)	-0.1%	—	—	—
Total	(27,236)	-4.1%	(41)	-0.007%	—

Operating (loss) income
Tantalum	(969)	-0.1%	8,220	1.3%	-111.8%
Ceramic	(94,906)	-14.2%	(2,759)	-0.5%	—
Film and Electrolytic	(172,425)	-25.8%	2,501	0.4%	—
Total	(268,300)	-40.1%	7,962	1.3%	—

Other expense, net	11,125	1.7%	900	0.15%	—
(Loss) income before income taxes	(279,425)	-41.8%	7,062	1.2%	—
Income tax expense	1,918	0.3%	4,170	0.7%	-54.0%
Net (loss) income	$(281,343)	-42.1%	$2,892	0.5%	—

Net Sales

Net sales for the nine months ended December 31, 2008 increased by $59.4 million, or 9.8% to $668.3 million compared to the same period last year.  Film and Electrolytic sales increased $91.4 million and accounted for the increase.  The Arcotronics business, which was acquired in the third quarter of fiscal year 2008, accounted for $78.6 million of the Film and Electrolytic increase.  Tantalum sales for the nine months ended December 31, 2008 were $9.6 million, or 3.0% below the same period last year while Ceramic sales were $22.3 million, or 13.3% lower when compared to the same period last year.

Gross Margin

Gross margin for the nine months ended December 31, 2008, decreased from 19.3% of net sales in the prior year to 10.4% of net sales.  A significant increase in sales from Film and Electrolytic, our lowest margin business, contributed to the decrease in the gross margin percentage.  We expect that margins in this business will improve in the future once we complete our integration and restructuring activities.  We have also experienced an erosion of selling prices and incurred increases in manufacturing costs related to inflation in the utility, freight, and distribution areas.  Additionally, we experienced higher production costs in conjunction with the relocation and start up of equipment in our Chinese manufacturing facilities.  In the first quarter of fiscal year 2009, we recorded a $7.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  Price decreases in Hi-CV products in Asia caused the net realizable value of the inventory to fall below its carrying value.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended December 31, 2008, were $72.6 million, or 10.9% of net sales, as compared to $70.1 million, or 11.5% of net sales for the same period last year.  SG&A expenses for the nine months ended December 31, 2008 include $13.8 million of SG&A costs for the acquired Arcotronics business compared to $6.4 million for the first nine months of fiscal year 2008.  Partially offsetting this increase were cost savings in our Tantalum and Ceramic business groups related to our rationalization plan initiated on July 30, 2008.

Research and Development Expenses

R&D expenses for the nine months ended December 31, 2008, were $23.3 million, or 3.5% of net sales, as compared to $25.9 million, or 4.3% of net sales for the same period last year.  The acquisition of the Arcotronics business added $1.9 million in R&D expenses in the first nine months of fiscal year 2009 while the savings from our rationalization plan that was initiated on July 30, 2008 more than offset this increase.

Restructuring Charges

During the nine months ended December 31, 2008, we recognized charges of $24.6 million for reductions in workforce worldwide in all three of our Business Groups.  These charges relate to three cost reduction plans announced during the first nine months of fiscal year 2009.  During the quarter ended December 31, 2008, we announced the reduction of approximately 1500 manufacturing positions representing approximately 14% of the Company’s workforce.  During the quarter ended September 30, 2008, we announced the rationalization of corporate staff and manufacturing support functions in the U.S., Europe, Mexico, and Asia.  Approximately 640 employees were affected by this action.  During the quarter ended June 30, 2008, we announced plans for workforce reductions in the Film and Electrolytic Business Group.  During the nine months ended December 31, 2007, we recognized a charge of $6.2 million for reductions in workforce primarily in Europe and Mexico.  Additionally, during the nine months ended December 31, 2008 and 2007, we incurred expenses of $5.0 million and $5.2 million, respectively, for the relocation of equipment.

Goodwill Impairment and Write Down of Long-Lived Assets

As previously mentioned, we tested goodwill for impairment during the first and second quarters of this fiscal year.  Due to reduced earnings and cash flows caused by macro-economic factors, excess capacity issues and delays in integrating recently acquired businesses, we reduced our earnings forecast in conjunction with such testing.  As a result, our impairment testing during the nine months ended December 31, 2008 led to a $174.3 million non-cash goodwill impairment charge to write off all of the carrying value of our goodwill.  We determined the business enterprise fair value by using both an income approach and a market approach.  The Film and Electrolytic Business Group recorded a $137.5 million impairment charge, the Tantalum Business Group recorded a $24.4 million impairment charge, and the Ceramic Business Group recorded a $12.4 million impairment charge.

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

For the nine months ended December 31, 2007, we took a $1.2 million charge to write down an idle manufacturing facility held for sale to its net realizable value and a $0.9 million charge related to the closure of a manufacturing facility in Germany.

Operating Income

Operating loss for the nine months ended December 31, 2008, was $268.3 million, compared to operating income of $8.0 million for the nine months ended December 31, 2007.  Gross margin decreased $48.0 million as compared to the same period a year ago.  Operating expenses decreased $0.1 million and restructuring charges were $18.2 million higher than the first nine months of fiscal year 2008.  Additionally, we incurred non-cash charges of $239.5 million for goodwill impairment and the write down of long-lived assets in the first half of fiscal year 2009.  Partially offsetting these unfavorable items was the $27.2 million net gain on sales and disposals of assets.

Other (Income) Expense, net

Other expense increased to $11.1 million in the first nine months of fiscal year 2009 from $0.9 million in the first nine months of fiscal year 2008.  Interest income decreased in the nine months ended December 31, 2008 versus the comparable period in the prior year principally due to the decline in cash and cash equivalent balances resulting from the acquisition of the Arcotronics business.  Interest expense increased $7.0 million compared to the same period a year ago due to the issuance of additional debt and the acquisition of debt associated with the purchase of Arcotronics.  Additionally, we incurred a $2.2 million loss on the prepayment of our Senior Notes in the second quarter of fiscal year 2009.  Partially offsetting these unfavorable items were higher foreign currency translation gains in the first nine months of fiscal year 2009 compared with the first nine months of fiscal year 2008.

Income Taxes

During the nine months ended December 31, 2008, the net income tax expense of $1.9 million is comprised of a $1.6 million tax expense related to foreign operations and $0.3 million of federal and state income tax expense.  The difference between our actual tax benefit and the tax benefit expected at our statutory rate is primarily the result of two items:  the $174.3 million goodwill impairment charge is non-deductible for income tax purposes; and we have recorded valuation allowances to partially offset the tax benefit related to net operating losses in some of our subsidiaries because of the possibility of not realizing these future tax benefits.

During the nine months ended December 31, 2007, tax expense of $4.2 million was comprised of a $3.0 million tax expense related to fixed asset write-offs in Germany, a $3.0 million expense related to foreign operations,  a $2.2 million tax expense related to tax law changes in Mexico and Germany, and $0.4 million in federal and state income tax expense offset by a $2.5 million income tax benefit from the recognition of credits due to a change in Texas tax law, a $1.1 million income tax benefit related to competent authority relief on a transfer pricing adjustment, and a $0.8 million benefit from the settlement of foreign tax issues.

Business Groups Comparison of the Nine Months Ended December 31, 2008, with the Nine Months Ended December 31, 2007

Tantalum Business Group

Net Sales

Net sales decreased 3.0% during the nine month period ended December 31, 2008, as compared to the same period of fiscal year 2008.  Unit sales volume for the nine months ended December 30, 2008 decreased 1.7% as compared to the same period last year.  Average selling prices decreased 1.3% for the nine months ended December 30, 2008 as compared to the same period last year due to an unfavorable product mix shift as specialty product shipments in the Americas were lower than the prior year nine month period.  Unit sales volume was negatively affected by the global economic downturn that has adversely impacted all regions.

Gross Margin

Gross margin as a percent to Tantalum sales decreased to 15.7% during the nine month period ended December 31, 2008 from 20.2% during the same period of fiscal year 2008.  The primary contributors to the lower gross margin were the erosion of average selling prices and an unfavorable product mix shift.  Also adversely affecting gross margins in the current nine month period as compared to the first nine months of fiscal year 2008 were increases in manufacturing costs related to inflation in the utility, freight and distribution areas.

Operating Income

Operating loss for the nine months ended December 31, 2008 was a loss of $1.0 million as compared to operating income of $8.2 million for the first nine months of fiscal year 2008.  The impact of our lower gross margin discussed above primarily led to the unfavorable comparison to the first the nine months of fiscal year 2008.  The unfavorable effects of $1.4 million in higher restructuring expenses were more than offset by $4.3 million in lower operating expenses.  Tantalum recognized a non-cash $24.4 million goodwill impairment charge in the first nine months of fiscal year 2009 which was more than offset by the $27.1 million gain on the sale of assets.

Ceramic Business Group

Net Sales

Net sales decreased by 13.3% during the nine months ended December 31, 2008, as compared to the same period last year.  The decrease is attributed primarily to lower volumes, partially offset by higher average selling prices.  Volumes decreased 19.1% during the nine months ended December 31, 2008, as compared to the same period last year due primarily to the global economic downturn as well as softening in the Hi-CV market in Asia and a weakening of the automotive market in the U.S. and Europe.  Average selling prices were up 7.0% due primarily to product and region mix improvements over last year, partially offset by price decreases in Hi-CV products in Asia.

Gross Margin

Gross margin as a percent to Ceramic sales decreased to 8.7% during the nine months ended December 31, 2008 as compared to 17.5% during the same period last year.  A significant contributor to the lower gross margin was a $7.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  Price decreases in Hi-CV products in Asia caused the net realizable value of the inventory to fall below its carrying value.  Also adversely affecting gross margins in the current nine month period were increases in manufacturing costs related to inflation in the utility, freight and distribution areas.

Operating Loss

Operating loss increased from a loss of $2.8 million during the first nine months of fiscal year 2008 to an operating loss of $94.9 million during the first nine months of fiscal year 2009.  The operating loss increase of $92.1 million was attributable to charges of $76.3 million for goodwill impairment and the write down of long-lived assets, lower gross margin and $5.2 million in higher restructuring charges.  These unfavorable items were partially offset by lower operating expenses of $7.0 million which resulted from the initiation of our rationalization plan on July 30, 2008.

Film and Electrolytic Business Group

The Film and Electrolytic Business Group was created with the acquisition of Evox Rifa in April 2007 and Arcotronics in October 2007.  Accordingly, the financial results for the nine months of fiscal year 2008 include approximately eight months of Evox Rifa activity and approximately three months of Arcotronics activity.

Net Sales

Net sales increased from $124.7 million for the first nine months of fiscal year 2008 to $216.1 million for the first nine months of fiscal year 2009.  The Arcotronics business, which was acquired in the third quarter of fiscal year 2008, accounted for $78.6 million of the $91.4 million increase.

Gross Margin

Gross margin decreased $15.5 million from $24.1 million in the first nine months of fiscal year 2008 to $8.6 million in the first nine months of fiscal year 2009.  Several factors adversely affected gross margin including unfavorable adjustments to write inventory down to the lower of cost or market; work stoppages that resulted from labor strikes at Arcotronics’ manufacturing facilities; higher costs in the utility, freight and distribution areas;  and lower sales in higher margin business segments.

Operating Loss

Operating loss for the first nine months of fiscal year 2009 was $172.4 million which was primarily due to the non-cash goodwill impairment charge of $137.5 million.  Additionally, lower gross margin, restructuring charges of $11.6 million related to moving production to lower cost regions of the world and integration costs of $4.7 million also contributed to the operating loss.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, acquisitions, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plan.  Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements and existing cash balances.

The current economic environment continues to negatively affect sales which, in turn, has had an adverse impact on the Company’s liquidity.  For the nine months ended December 31, 2008, lower sales and net losses have resulted in the use of $10.8 million in cash to fund operations.  Furthermore, our unfavorable results would have triggered a violation of our Senior Note debt covenants had we not negotiated temporary amendments to the covenants in order to remain in compliance.  Prior to the expiration of these covenant amendments, we paid off our Senior Notes, resulting in total payments of $60.0 million in the current fiscal year to eliminate our Senior Notes.  These two items along with higher than expected restructuring costs and integration related expenses are the primary reasons our unrestricted cash balance decreased from $81.4 million at March 31, 2008 to $25.4 million at December 31, 2008.

We have taken aggressive steps to offset the adverse impact of lower revenues and net losses on our liquidity.  These included:

•   Cost reduction plans which are expected to save approximately $52 million on an annualized basis

•   Where possible, a 10% wage reduction for all salaried employees effective January 1, 2009 (excluding those on a commission based salary) and temporary suspension of the Company’s U.S. 401(k) match, reducing it from 6% to 0%.  These actions are expected to save $12 million on an annualized basis

•   Delaying capital spending and aligning remaining capital spending with cash flow

•   Reducing past due accounts receivables through more robust collection efforts and implementing aggressive inventory reduction plans

Additionally, we sold assets related to the production and sale of wet tantalum capacitors in the second quarter of fiscal year 2009 that allowed us to pay off the balance of our Senior Notes.  We received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets.  At the same time, we entered into a three-year term loan for $15.0 million with Vishay.  The sale resulted in a pre-tax gain of $28.4 million, which is net of related fees and amounts held in escrow.  Proceeds of $1.5 million are held in escrow to secure our obligations under the sales agreement and we will record any release of escrow funds as additional gain when the funds are received.

Given the current economic environment, we believe fourth quarter sales will decrease from third quarter levels.  Despite such anticipated decline in sales, after consideration of cash expenditures required for implementing our restructuring plans, principal and interest payments on debt, capital expenditures, payments for outstanding vendor obligations, and the expected refinancing of the April 2009 Facility, our current plans provide for cash generated from operations to be sufficient to cover our liquidity requirements in the short-term.  However, a decrease in sales beyond those decreases already anticipated by the Company, or other factors that would cause the actual outcome of our plans to differ from expectations, could cause a shortfall in cash available to fund our liquidity needs. In addition to the actions discussed above, we continue to review strategic initiatives to improve liquidity in the short-term as well as to reduce our total overall leverage.  These initiatives include the sale of non-core assets and replacing short-term debt with long-term debt.  There can be no assurance that we will be able to affect either of these strategic initiatives.  Experiencing a shortfall in cash from operations to fund our liquidity needs and the failure to implement an initiative to offset the shortfall in cash would likely have a material adverse effect on our business.

On September 26, 2008, we received a commitment for a EUR 35.0 million credit facility (“Facility B”) with UniCredit Corporate Banking S.p.A. (“UniCredit”).  Facility B is currently being structured as a factoring arrangement priced at EURIBOR plus 1.7% with repayment at maturity in December 2013.  Proceeds from Facility B would be used to pay off an existing EUR 35.0 million short-term credit facility with UniCredit with a scheduled maturity date of April 2009 (the “April 2009 Facility”).  Closing on Facility B is scheduled to occur as soon as factoring mechanisms are put in place, which we expect will be before April 2009.  Such closing remains subject to various conditions and there can be no assurance that such closing will occur.

If we are unable to successfully close Facility B, or otherwise restructure or replace the April 2009 Facility, we would not be able to pay the balance due and we would therefore be in default on both the April 2009 Facility and our other credit facility with UniCredit, Facility A.  Furthermore, a failure by the Company to either repay the UniCredit facilities when due, or the absence of a modification of such repayment terms by UniCredit, within 30 days after the payment due date, would allow the holders of the Company’s outstanding Convertible Notes due 2026 to declare those Notes due and payable immediately.  We do not currently have the ability to repay the UniCredit facilities or the Convertible Notes.

We are subject to covenants under Facility A which, among other things, restrict our ability to make capital expenditures above certain thresholds and require us to meet financial tests related principally to our fixed charge coverage ratio and profitability.  The first measurement date for these financial tests is June 30, 2009, and afterwards, every three months, on a trailing twelve month basis.  While we anticipate complying with all tests during the next twelve months, we currently forecast that our profitability, and other assumed components of the financial tests, generated from recurring operations and gains on the sales of non-core assets will only narrowly exceed the required threshold.  There can be no assurance that we will achieve our forecasted operating profit, which requires an improvement from our current levels of operating profit, or complete the sales of non-core assets at the projected gains necessary to comply with the Facility A financial tests.  In the event of non-compliance, UniCredit would have various remedies, including working with us to restructure, replace or amend Facility A, or requiring the accelerated repayment of Facility A.  We do not currently have the ability to repay Facility A on an accelerated basis.

Additionally, the occurrence of events that significantly compromise our financial, economic, asset or operating situation and significantly compromise our ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  We deem the foregoing provision of Facility A to be a subjective acceleration clause and we have assessed the likelihood of whether or not it will be exercised.  While we do not presently expect UniCredit to exercise its rights under this clause within the next twelve months, there can be no assurance that UniCredit will not exercise their rights.  There are also provisions under Facility A which require our continued listing on the New York Stock Exchange (“NYSE”) or other stock exchange or regulated stock market existing in the U.S.  See Note 14, Subsequent Events, for further discussion of our compliance with listing requirements under our debt agreements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Specifically, these condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern.  The significant uncertainties surrounding the Company’s debt, liquidity and capital resources discussed above cast doubt on the Company’s ability to continue as a going concern.  The failure to successfully close Facility B, maintain sufficient cash and comply with our debt covenants would have a material adverse effect on our business, results of operations, financial position and liquidity.

Cash from Operating Activities

Cash flows from operations were $21.6 million lower for the first nine months of fiscal year 2009 as compared to the same period for the prior year.  In the first nine months of fiscal year 2009, cash used in operations was primarily due to our net operating loss.  The primary items offsetting this use were non-cash charges relating to goodwill impairment and the write down of long-lived assets of $239.5 million, and non-cash depreciation and amortization of $43.9 million.  Our efforts to aggressively manage working capital through more robust collection efforts and initiatives to reduce inventory levels combined with lower volume led to a $61.2 million reduction in operating assets.  Partially offsetting cash generated from operating assets was a $43.3 million cash use from operating liabilities related primarily to lower levels of volume.

Cash from Investing Activities

Cash provided by investing activities for the nine months ended December 31, 2008 was $6.2 million compared to $53.1 million used in the same period of the prior year.  Capital expenditures were $27.7 million in the first nine months of the current fiscal year, down from capital expenditures of $36.5 million in the first nine months of fiscal year 2008.  We expect capital expenditures to be within a range of $31 to $33 million for fiscal year 2009.  Proceeds from the sale of assets generated $34.9 million in cash in the first nine months of fiscal year 2009 while proceeds from the sale of long-term investments generated $46.1 million in cash during the same period last year.  Acquisitions of $70.6 million in the prior year period related to the purchase of Evox Rifa and Arcotronics businesses which now make up our Film and Electrolytic business group.

Cash from Financing Activities

Cash used in financing activities for the nine months ended December 31, 2008, was $50.1 million as compared to $28.6 million used in the same period in the prior year.

Our payments of debt related primarily to the Senior Notes.  In the first quarter of fiscal year 2009, we paid $20.0 million of the outstanding principal balance on our Senior Notes in accordance with the Senior Note agreement.  On September 19, 2008, we prepaid our obligations under the Senior Notes, including the outstanding principal balance of $40.0 million, a Make-Whole Amount of $2.0 million and a prepayment fee of $0.2 million.  The Make-Whole Amount and prepayment fee are shown on the line item “Loss on early retirement of debt” in the Condensed Consolidated Statements of Operations.

Our proceeds from the issuance of debt relates primarily to a loan from Vishay.  As part of the sale of the wet tantalum capacitor assets to Vishay, we entered into a three-year term loan agreement.  The loan was for $15 million and carries an interest rate of

LIBOR plus 4% which is payable monthly.  The entire principal amount of $15 million matures on September 15, 2011 and can be prepaid without penalty.  The loan is secured by certain accounts receivable of KEMET.

On September 29, 2008, we entered into a new medium-term credit facility in the principal amount of EUR 60.0 million (“Facility A”) and on September 26, 2008, we received a commitment for a EUR 35.0 million credit facility (“Facility B”) with UniCredit Corporate Banking S.p.A. (“UniCredit”), a financial institution headquartered in Italy and part of the Milan-based UniCredit Group.  Under the terms of Facility A, the principal is scheduled to be repaid in nine semi-annual installments during the four and one-half year term with the first payment due in April 2009.  The credit facility is priced at EURIBOR plus 1.7%, and is secured with land and real estate in Italy, certain accounts receivable in Europe, and a pledge of the shares of Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l., two of KEMET’s subsidiaries in Italy.  Facility B is currently being structured as a factoring arrangement priced at EURIBOR plus 1.7% with repayment at maturity in December 2013.

Proceeds from Facility A in the amount of EUR 50.0 million were used to pay off an existing short-term credit facility with UniCredit with a scheduled maturity date of December 2008 (the “December 2008 Facility”).  Additional proceeds from Facility A in the amount of EUR 10.0 million were applied to reduce the outstanding principal of the EUR 46.8 million short-term credit facility with UniCredit with a scheduled maturity date of April 2009 (the “April 2009 Facility”).  In addition, we made a cash payment out of the Company’s existing cash balance to UniCredit of EUR 1.8 million which was applied to further reduce the outstanding principal of the April 2009 Facility.  The outstanding balance on the April 2009 Facility after these payments was EUR 35.0 million.  Closing on Facility B is expected to occur as soon as factoring mechanisms are put in place.  While we expect the closing of this refinancing to take place no later than April 2009, such closing remains subject to various conditions and there can be no assurance that such closing will occur.

Commitments

At December 31, 2008, we had contractual obligations in the form of debt and interest payments as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$340,641	$74,722	$57,601	$33,283	$175,035
Interest payments	100,108	13,297	22,415	13,536	50,860
	$440,749	$88,019	$80,016	$46,819	$225,895

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented.  This standard is expected to have an impact on the Company’s financial statements; however, we have not yet determined the amount of the impact.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding our market risk position from the information included in the Company’s 2008 Annual Report.

ITEM 4. Controls and Procedures

(a) As of December 31, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   In the Company’s 2008 Annual Report, we reported a material weakness in internal control over financial reporting.  The material weakness was the result of ineffective policies and procedures related to both the accounting for acquisitions in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in the preparation of financial reporting information from foreign subsidiaries in accordance with U.S. GAAP.  Specifically, the Company did not have adequate policies to ensure an appropriate level of involvement of personnel with sufficient expertise in both U.S. GAAP and operations and accounting at foreign subsidiaries to provide for the preparation of consolidated financial statements in accordance with U.S. GAAP.  To remediate the material weakness we hired the former chief financial officer of Arcotronics to manage the accounting group at Arcotronics.  We also contracted with a third-party service provider for the position of a full-time equivalent U.S. GAAP accounting professional who joined the Arcotronics accounting group on June 9, 2008.  This professional has experience performing Italian GAAP to U.S. GAAP reconciliations.  In addition, we engaged an international accounting firm to review U.S. GAAP adjustments during the first three quarters of fiscal year 2009.

(c)  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors

The following item is an addition to the risk factors discussed in the Company’s 2008 Annual Report and the Company’s Forms 10-Q for the quarters ended June 30, 2008 and September 30, 2008.

The Company was delisted from the NYSE and now trades on the OTC Bulletin Board  under the symbol “KEME.OB”.

On December 31, 2008, we received notice from the NYSE that the Company’s common stock would be suspended from trading on the NYSE because we were out of compliance with the continued listing standard related to average market capitalization.  On January 9, 2009, our stock was suspended from trading on the NYSE and began trading on the Over-The-Counter market’s Pink Sheets.  On February 2, 2009, our stock began trading on the OTC Bulletin Board.  Our listings on the Pink Sheets and OTC Bulletin Board comply with the covenants under our debt agreements.  However, our listing on the OTC Bulletin Board could have an adverse effect on our financial condition and results of operations by, among other things, limiting:

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

10.1	Summary of Non-Employee Director Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

32.1	Section 1350 Certification - Principal Executive Officer.

32.2	Section 1350 Certification - Principal Financial Officer.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2009
KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary of Non-Employee Director Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

32.1	Section 1350 Certification - Principal Executive Officer.

32.2	Section 1350 Certification - Principal Financial Officer.