Form 10-K
period 2009-03-31
KEMET CORP
filed 2009-06-30
CIK 887730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2008, computed by reference to the closing sale price of the registrant's common stock was approximately $97,473,493

         Number of shares of each class of common stock outstanding as of June 26, 2009: common stock, $0.01 par value, 80,867,509.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held July 30, 2009 are incorporated by reference in Part III and Part IV of this report.

 PART I

ITEM 1.    BUSINESS

General

        KEMET Corporation is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, film capacitors, electrolytic capacitors, paper capacitors, and solid aluminum capacitors. Capacitors are an essential component of electronic circuits and are used in a variety of electronic products including laptop and desktop computers, mobile phones, global positioning devices, base stations, routers and consumer electronics. Because of increasing electronic content in existing products, our capacitors are also used in products such as automobiles, military and commercial aircrafts, medical equipment, home appliances and a variety of other industrial applications. As used in this report, the terms "we", "us", "our", "KEMET" and the "Company" refer to KEMET Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. For the fiscal year ended March 31, 2009 ("fiscal year 2009"), KEMET generated net sales of $804.4 million, down 5.4% from $850.1 million in fiscal year 2008.

        Since our divestiture from Union Carbide Corporation ("UCC") in December 1990, KEMET's business strategy is to be the preferred capacitor supplier to the world's most successful electronics original equipment manufacturers, electronics manufacturing services providers, and electronics distributors. Our customers are global in nature and include leaders in both the design and manufacture of electronic devices and equipment. Our primary channel for reaching these customers is a direct, salaried sales force strategically located around the world.

Background of Company

        KEMET's operations began in 1919 as a business of UCC to manufacture component parts for vacuum tubes. In the 1950s, Bell Laboratories invented solid-state transistors along with tantalum capacitors and other passive components necessary for their operation. As vacuum tubes were gradually replaced by transistors, we changed our manufacturing focus from vacuum tube parts to tantalum capacitors. We entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, we were the United States' market leader in tantalum capacitors. In 1969, we began production of ceramic capacitors as one of approximately 35 United States manufacturers, and opened our first manufacturing facility in Mexico. In 2003, we expanded operations into Asia, opening our first facility in Suzhou, China. In fiscal year 2007, we acquired the tantalum business unit of EPCOS AG. In fiscal year 2008, we acquired Evox Rifa Group Oyj ("Evox Rifa") and Arcotronics Italia S.p.A. ("Arcotronics") and, as a result, entered into the markets for film, electrolytic and paper capacitors. We are organized into three segments: the Tantalum Business Group ("Tantalum"), the Ceramic Business Group ("Ceramic") and the Film and Electrolytic Business Group ("Film and Electrolytic").

        KEMET is a Delaware corporation and was formed in 1990 by certain members of the Company's management at the time, Citicorp Venture Capital, Ltd., and other investors that acquired the outstanding common stock of KEMET Electronics Corporation from UCC. In 1992, we publicly issued shares of our common stock. Today, our stock trades on the OTC Bulletin Board under the symbol "KEME.OB".

Recent Developments

        In fiscal year 2009, the poor economic environment negatively affected our sales and had an adverse impact on our results of operations and liquidity. Our unfavorable results would have triggered a violation of our Senior Note debt covenants had we not negotiated temporary amendments to the covenants in order to remain in compliance. Prior to the expiration of these covenant amendments, the

Senior Notes were paid off, resulting in total principal payments of $60.0 million in fiscal year 2009 to eliminate our Senior Notes. The primary reasons for our unrestricted cash balance decreasing from $81.4 million at March 31, 2008 to $39.2 million at March 31, 2009 were the Senior Notes being paid off (as noted above), cash restructuring and integration related costs, totaling approximately $30.1 million and capital expenditures of $30.5 million. These items were partially offset by $33.7 million of proceeds from the sale of assets related to the production and sale of wet tantalum capacitors and proceeds from a three-year term loan for $15.0 million with Vishay Intertechnology, Inc. ("Vishay").

        We took aggressive steps to offset the adverse impact of lower revenues and net losses on our liquidity. These included:

  •
  Cost reduction plans which are expected to save approximately $52 million on an annualized basis;

  •
  Where possible, a 10% wage reduction for all salaried employees effective January 1, 2009 (excluding those on a commission based salary) and temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0%. These actions are expected to save approximately $12 million on an annualized basis;

  •
  Delaying capital spending and aligning remaining capital spending with cash flow;

  •
  Reducing past due accounts receivables through more robust collection efforts and implementing aggressive inventory reduction plans; and

  •
  Selling assets related to the production and sale of wet tantalum capacitors for $33.7 million in the second quarter of fiscal year 2009 that allowed us to pay off the balance of the Senior Notes.

        In addition to the above actions, throughout fiscal year 2009, we continued to review strategic financing alternatives to improve liquidity and reduce overall leverage. In April 2009, we entered into amendments to our EUR 60 million credit facility ("Facility A") and our EUR 35 million credit facility ("Facility B") with UniCredit Corporate Banking S.p.A. ("UniCredit") which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the scheduled amortization under Facility A and Facility B. These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer, discussed below. The following table shows the amortization schedule for the UniCredit Facilities under the original and amended terms (amounts in thousands):

	Annual Maturities of Long-Term Debt Fiscal Years Ended March 31,
	2010(1)	2011	2012	2013	2014
UniCredit Facility A	$15,700	$16,802	$17,981	$19,243	$10,122
UniCredit Facility A Amendment	7,717	19,082	13,607	8,216	31,222

UniCredit Facility B	2,662	5,323	38,593	—	—
UniCredit Facility B Amendment	2,662	5,323	13,308	13,308	11,977

(1)
A principal payment of $7.7 million on Facility A was made on the scheduled due date of April 1, 2009.

        On May 5, 2009, we announced the execution of a credit facility with K Financing, LLC ("K Financing"), an affiliate of Platinum Equity Capital Partners II, L.P. (the "Platinum Credit Facility"). The Platinum Credit Facility consisted of a term loan of up to $52.5 million, line of credit loans that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan of up to $12.5 million.

        Concurrently, on May 5, 2009, we commenced a tender offer for any and all of our outstanding $175 million 2.25% Convertible Senior Notes due 2026 (the "Notes"). The term loan discussed above can only be used to purchase the Notes and will be funded only to the extent required to purchase Notes accepted for purchase pursuant to the tender offer. Additionally, funds from the line of credit loans and working capital loan under the Platinum Credit Facility are available to us, for limited purposes, subject to the satisfaction or waiver of certain conditions, including the consummation of the tender offer on the terms described in the Offer to Purchase. Under the initial terms of the tender offer, holders of Notes who validly tendered, and did not validly withdraw, their Notes on or prior to the Expiration Date would receive $300 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment. The tender offer and our obligation to purchase and pay for the Notes validly tendered and not validly withdrawn pursuant to the tender offer was initially conditioned upon (1) at least $166.3 million in aggregate principal amount of Notes (representing 95% of the outstanding Notes) being validly tendered and not validly withdrawn, and (2) the receipt by us of the proceeds from the term loan of up to $52.5 million from K Financing.

        On June 3, 2009, we announced the extension of the tender offer until an expiration date of June 12, 2009. All terms and conditions of the tender offer remained unchanged with this extension. On June 8, 2009, we announced an increase in the purchase price from $300 per $1,000 principal amount of the Notes to $400 per $1,000 principal amount of the Notes and extended the expiration date to June 19, 2009. In addition, we decreased the minimum tender condition from $166.3 million in aggregate principal amount of the Notes (representing 95% of the outstanding Notes) to $122.5 million in aggregate principal amount of the Notes (representing 70% of the outstanding Notes). We also entered into an Amended and Restated Credit Agreement with K Financing (as amended, the "Amended and Restated Platinum Credit Facility"), whereby, among other matters, the potential size of the term loan facility increased from $52.5 million to $60.3 million. The Amended and Restated Platinum Credit Facility would have required the use of up to $9.8 million of our internal cash on hand for purchases of Notes validly tendered and not validly withdrawn pursuant to the tender offer if more than $150.6 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn and all funds under the term loan facility under the Amended and Restated Platinum Credit Facility were disbursed. As discussed below, the $150.6 million threshold was not met, and we did not disburse internal cash for the purchase of Notes.

        On June 22, 2009, we announced a reduction in the minimum tender condition pursuant to the tender offer from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes) and an extension of the expiration date to June 26, 2009. All remaining terms and conditions of the tender offer were unchanged with this extension. We also entered into a Revised Amended and Restated Credit Agreement with K Financing (the "Revised Amended and Restated Platinum Credit Facility"), whereby, among other matters, the minimum tender condition was reduced from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes).

        On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes). As a result of the consummated tender offer, we used $37.6 million of the term loan under the now effective Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes. We incurred approximately $9 million in fees and expense reimbursements related to the execution of this tender offer. We funded these costs with an equal amount of proceeds from a line of credit loan under the Revised Amended and Restated Platinum Credit Facility. No monies have been drawn on the working capital loan provision, under which we currently have a borrowing capacity of up to $7.5 million based on our book-to-bill ratio. The term loan facility will accrue interest at an annual rate of 9% for cash payment until the one-year anniversary of the consummation of the tender offer. At our option, after the one-year anniversary of the consummation of the tender offer, the term loan facility will accrue interest at an annual rate of 9% for cash payment, or cash and payment in-kind ("PIK") interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%. The working capital loan and the line of credit loans will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the term loan facility, the line of credit loans and the working capital loan is accelerated to March 1, 2011. If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million, the maturity date of the term loan facility will be November 15, 2012 and the maturity date for the line of credit loans and the working capital loan will be July 15, 2011. In addition, we will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the term loan facility, whether at maturity or otherwise.

        The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that we maintain a minimum consolidated EBITDA and fixed charge coverage ratio. See discussion below regarding our forecasted compliance with these financial covenants. In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.

        Our obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility are secured by substantially all of our assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secure obligations to Vishay). As further described in the Offer to Purchase, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools, and our assets in Europe that are not pledged to either lender. The letter of understanding also sets forth each lender's agreement not to interfere with the other's exercise of remedies pertaining to their respective collateral pools.

        Concurrent with the consummation of the tender offer, we issued K Financing a warrant (the "Closing Warrant") to purchase up to 80,544,685 shares of our common stock, subject to certain adjustments, representing approximately 49.9% of our outstanding common stock on a post-Closing Warrant basis. The Closing Warrant will be exercisable at a maximum aggregate purchase price of $40.3 million, subject to certain adjustments, at any time prior to the tenth anniversary of its date of issuance. The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of our common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives. The issuance of the Closing Warrant may be deemed an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited. We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code, although the matter is not free from doubt. In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.

        We also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with K Financing. Pursuant to the terms of the Investor Rights Agreement, we have, subject to certain terms and conditions, granted K Financing Board observation rights which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board. In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights. Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

        We also entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC ("Platinum Advisors") for a term of at least four years, pursuant to which we will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.

        We believe that the consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities will improve our liquidity situation. Given our cost reduction and working capital initiatives, our anticipated borrowing ability under the working capital loan provision of the Revised Amended and Restated Platinum Credit Facility, and the UniCredit Amendments, we estimate that our current operating plans will provide for sufficient cash to cover liquidity requirements. However, we currently anticipate that we will continue to experience severe pressure on our liquidity during fiscal year 2010. Furthermore, the generation of adequate liquidity will largely depend upon our ability to achieve sales growth over the next several quarters and our ability to execute our current operating plans and to manage costs. In light of current global economic conditions, and other risks and uncertainties, there can be no assurance that we will be successful in this regard. An unanticipated decrease in sales, sales that fall below our expectations, or other factors that would cause the actual outcome of our plans to differ from expectations could create a shortfall in cash available to fund our liquidity needs. We will continually monitor and adjust our business plan as necessary to respond to developments in our business, markets and the broader economy. In addition to the actions discussed above, we continue to review additional initiatives to improve liquidity in the short-term as well as to reduce our total overall leverage, including the sale of non-core assets.

        Based on our operating plans, we currently forecast that we will meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. However, in the case of the EBITDA covenant, our forecast shows that we will achieve the required level of profitability by a narrow margin. Our current forecast anticipates a steady recovery, over the next several quarters, of the principal markets and industries into which our products to sold. Our expectations in this regard are based on our consideration of various information sources including, among others, industry surveys and input from various key customers. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on our operations, there is significant uncertainty as to whether our forecasts will be achieved. Therefore, there can be no assurance that we will be able to meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A. In the event of a covenant breach, we would seek a waiver or amendment, but such remedy would be out of our control and rest in the discretion of our lenders.

        Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Specifically, our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event we are unable to continue as a going concern. The significant uncertainties surrounding our liquidity and capital resources and ability to meet financial covenants as discussed above, cast substantial doubt on our ability to continue as a going concern. The failure to successfully maintain sufficient cash, and/or the non-compliance with our financial covenants without a waiver or amendment granted by our lenders, would have a material adverse effect on our business, results of operations, financial position and liquidity.

The Capacitor Industry

        Because capacitors are a fundamental component of most electronic circuits, demand for capacitors tends to reflect the general demand for electronic products, which, though cyclical, has continued to grow. Growth in the electronics market and the resulting growth in demand for capacitors have been driven by:

  •
  The development of new products and applications, such as smart phones, mobile personal computers, global positioning devices, alternative/renewable energy systems, hybrid transportation systems and electronic controls for engines and industrial machinery;

  •
  The increase in the electronic content of existing products, such as home appliances, medical equipment, commercial and military aircraft and automobiles; and

  •
  The enhanced functionality and complexity of electronic devices that use state-of-the-art microprocessors.

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

        The choice of capacitor dielectric is driven by the engineering specifications and the application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, voltage requirements, size and cost. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Generally, ceramic capacitors are more cost-effective at lower capacitance values, tantalum capacitors are more cost-effective at higher capacitance values, and solid aluminum capacitors can be more effective in special applications. Film, paper and electrolytic capacitors can also be used to support integrated circuits; a significant area of usage is the field of power electronics to provide energy for applications such as motor start, power factor correction, pulse power, EMI filtering and safety.

        Management believes that sales of surface-mount capacitors, including multilayer ceramic, tantalum, film, paper, electrolytic and solid aluminum capacitors will continue to grow more rapidly than other types of capacitors in both the United States and worldwide markets, because technological breakthroughs in electronics are regularly expanding the number and type of applications for these products. Management also believes that sales of film, paper and electrolytic capacitors will continue to grow, driven by growth in industrial power applications, hybrid electric vehicles, automotive electronics, alternative energy generation, as well as other electronic application.

Markets and Customers

        KEMET's products are sold to a variety of Original Equipment Manufacturers ("OEMs") in a broad range of industries including the computer, communications, automotive, military, consumer, industrial and aerospace industries. KEMET also sells products to Electronic Manufacturing Service ("EMS") providers, which also serve OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent the largest channel through which we sell our capacitors. TTI, Inc. accounted for over 10% of our net sales in fiscal years 2009 and 2008. In fiscal year 2007, TTI, Inc. and Arrow Electronics, Inc. each accounted for over 10% of our net sales. The loss of these customers would have a material adverse effect on our financial results. Our top 50 customers accounted for 71.6% of our net sales during fiscal year 2009.

        The following table presents an overview of the diverse industries that incorporate our capacitors into their products and the general nature of those products.

Industry	Products
Automotive	Audio systems, tire pressure monitoring systems, power train electronics, instrumentation, airbag systems, anti-lock braking systems, electronic engine controls, air conditioning controls, and security systems
Business Equipment	Copiers, point-of-sale terminals, and fax machines
Communications	Cellular phones, telephones, switching equipment, relays, base stations, and wireless infrastructure
Computer-related	Personal computers, workstations, mainframes, computer peripheral equipment, power supplies, disk drives, printers, and local area networks
Industrial	Electronic controls, measurement equipment, instrumentation, solar and wind energy generation, and medical electronics
Consumer	DVD players, MP3 players, game consoles, LCD televisions, global positioning systems and digital still cameras
Military/Aerospace	Avionics, radar, guidance systems, and satellite communications
Alternative Energy	Wind generation systems, solar generation systems, geothermal generation systems, tidal generation systems and electric drive vehicles.

        KEMET produces a small percentage of capacitors under military specification standards sold for both military and commercial uses. We do not sell any capacitors directly to the United States government. Certain of our customers purchase capacitors for products in the military and aerospace industries.

        It is impracticable to report revenues from external customers for each of the above noted products primarily due to approximately 50% of our external sales being sold to electronics distributors.

KEMET in the United States

        KEMET's corporate headquarters are located in Greenville, South Carolina. Individual functions are evolving to support global activities in Asia, Europe, and the Americas, either from Greenville, South Carolina or through locations in appropriate parts of the world.

        Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

        To accelerate the pace of innovations, the KEMET Innovation Center was created in July 2003. The primary objectives of the Innovation Center are to ensure the flow of new products and robust manufacturing processes that are expected to keep us at the forefront of our customers' product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center is located in Greenville, South Carolina.

KEMET in Mexico

        KEMET believes our Mexican operations are among the most cost efficient in the world, and they will continue to be our primary production facilities supporting North American and European customers for Tantalum and Ceramic. One of the strengths of KEMET Mexico is that it is truly a Mexican operation, including Mexican management and workers. These facilities will be responsible for maintaining KEMET's traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros will remain focused primarily on tantalum capacitors, while the facilities in Monterrey will continue to focus on ceramic capacitors.

KEMET in Asia Pacific

        In recent years, low production costs and proximity to large, growing markets have caused many of our key customers to relocate production facilities to Asia, particularly China. We have a well-established sales and logistics network in Asia to support our customers' Asian operations. Our initial China production facilities in Suzhou (near Shanghai) commenced shipments in calendar year 2003 ("Suzhou Plant 1"). We began shipping products from our second production facility in Suzhou in calendar year 2005 ("Suzhou Plant 2"). In an effort to optimize resources while meeting market needs, we will consolidate our Suzhou operations within Suzhou Plant 2 by moving the Ceramic finishing operation from Suzhou Plant 1 to Suzhou Plant 2 and the Tantalum operations to Suzhou Plant 2 or Matamoros, Mexico. In addition, all support functions currently in Suzhou Plant 1 will move to Suzhou Plant 2. We expect this consolidation project to be completed by July 2009. In connection with the Evox Rifa acquisition which was completed in April 2007, we added another Chinese operation in Nantong, China as well as a manufacturing operation in Batam, Indonesia. With the Arcotronics acquisition which was completed in October 2007, we have further expanded our presence in China with a manufacturing operation in Anting, China. These operations will continue to support the former Evox Rifa and Arcotronics customer bases in Asia with top quality film and electrolytic capacitors. In the fourth quarter of fiscal year 2008, construction began on a third manufacturing facility in Suzhou ("Suzhou Plant 3") to manufacture aluminum polymer products. Due to the current economic downturn, construction of this leased facility has been deferred. Manufacturing operations in China will continue to grow and KEMET anticipates that our production capacity in China may be equivalent to Mexico in the future. Like KEMET Mexico, the vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve KEMET's objective of being a global company. These facilities will be responsible for maintaining our traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow our customer base in Asia.

KEMET in Europe

        As previously mentioned, we acquired the tantalum business unit of EPCOS AG in April 2006, acquired Evox Rifa in April 2007, and acquired Arcotronics in October 2007. These acquisitions have provided us with manufacturing operations in Europe. We currently have one or more manufacturing locations in Bulgaria, Finland, Germany, Italy, Portugal, Sweden, and the United Kingdom. In addition, we have a research and development center in Farjestaden, Sweden. KEMET will maintain and enhance our strong European sales and customer service infrastructure, allowing KEMET to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

Global Sales and Logistics

        In recent years, it has become more complex to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities globally. The growth of the electronics manufacturing services industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. The most successful business models in the electronics industry are based on tightly integrated supply chain logistics to drive down costs. KEMET's direct sales force worldwide and a well-developed global logistics infrastructure distinguish it in the marketplace and will remain a hallmark of KEMET in meeting the needs of our global customers. North America and South America ("Americas") sales staff is organized into four areas supported by regional offices. The European sales staff is organized into five areas, also supported by regional offices. We also have independent sales representatives located in seven countries worldwide including: Brazil, Puerto Rico, South Korea, and the United States.

        KEMET markets and sells our products in our major markets primarily through a direct sales force. In addition, KEMET uses independent commissioned representatives. We believe our direct sales force creates a distinctive competence in the marketplace and has established strong relationships with our customers. With a global sales organization that is customer-focused, KEMET's direct sales personnel from around the world serve on KEMET Global Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer.

        Electronics distributors are an important distribution channel in the electronics industry and accounted for 47.4%, 47.6%, and 53.8% of our net sales in fiscal years 2009, 2008 and 2007, respectively. In fiscal years 2009 and 2008, TTI, Inc. accounted for more than 10% of net sales. In fiscal year 2007, TTI, Inc. and Arrow Electronics, Inc. each accounted for more than 10% of net sales.

        A portion of our net sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. Our distributor policy includes inventory price protection and "ship-from-stock and debit" ("SFSD") programs common in the industry.

        The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit us for the difference between KEMET's list price and the lower authorized price for that specific transaction. We establish reserves for the SFSD program based primarily on historical SFSD activity and the actual inventory levels of certain distributor customers.

Sales by Geography

        In fiscal year 2009, total net sales by region were as follows: Americas sales were 25%, Asia and Pacific Rim ("APAC") sales were 35%, and Europe, Middle East and Africa ("EMEA") sales were 40%. Although management believes that we are able to provide a level of delivery and service that is competitive with local suppliers, our capacitor market shares in Asian and European markets tend to be significantly lower than in the United States because certain international electronics manufacturers prefer to purchase components from local producers. As a result, a large percentage of our international sales are made to foreign operations of United States manufacturers.

Inventory and Backlog

        Although we manufacture and inventory standardized products, a portion of our products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories; however, historically cancellations have not been significant.

        Our customers often encounter uncertain or changing demand for their products. They historically order products from us based on their forecast. If demand does not meet their forecasts, they may cancel or reschedule the shipments included in our backlog, in many instances without penalty. Additionally, many of our customers have started to require shorter lead times and "just in time" delivery. As a result of these factors, the twelve month order backlog is no longer a meaningful trend indicator for us.

Competition

        The market for capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices, low transportation costs, and few import barriers. Competitive factors that influence the market for our products include product quality, customer service, technical innovation, pricing, and timely delivery. We believe that we compete favorably on the basis of each of these factors.

        Our major global competitors include AVX Corporation, EPCOS AG, Matsushita Electric Industrial Company, Ltd. (Panasonic), Murata Manufacturing Co., Ltd., NEC TOKIN Corporation, Sanyo Electric Co., Ltd., TDK Corporation, Taiyo Yuden Co., Ltd., WIMA GmbH & Co., KG and Vishay. These competitors, among others, cover the breadth of our capacitor offerings.

Raw Materials

        The most expensive raw materials used in the manufacture of our products are tantalum powder, palladium, and silver. These materials are considered commodities and are subject to price volatility.

        Tantalum is used in the manufacture of tantalum capacitors. Management believes tantalum has generally been available in sufficient quantities. Due to our recent financial performance, tantalum powder is no longer purchased under long-term contracts. Instead, we forecast our tantalum needs for the short term (up to two months) and make purchases based upon those forecasts. The average price of tantalum raw material at March 31, 2009 was approximately $194 per pound.

        Although palladium is presently found primarily in South Africa and Russia, we believe that there are a sufficient number of suppliers from which we can purchase our palladium requirements. We continue to take actions to minimize the impact of future palladium price increases on our profit margins. We have significantly reduced the palladium and silver requirements in the production of multilayer ceramic capacitors with a major shift in the production process using base metal electrodes, such as nickel. We have a contract for the purchase of palladium which is sufficient to meet our expected production requirements for fiscal year 2010.

        Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. In addition, while silver was previously primarily purchased on the spot and forward markets, due to our liquidity situation, we now manage silver inventory levels to maintain close to a zero balance.

Patents and Trademarks

        At March 31, 2009, we held 75 United States and 20 foreign patents and 8 United States and 83 foreign trademarks. We believe that the success of our business is not materially dependent on the existence or duration of any patent, license, or trademark other than the trademarks "KEMET" and "KEMET Charged". Our engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance our manufacturing facilities and reduce costs.

Research and Development

        Research and development expenses were $29.0 million, $35.7 million and $33.4 million for fiscal years 2009, 2008, and 2007, respectively. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of our products and manufacturing processes have been designed and developed by Company engineers. We continue to invest in new technology to improve product performance and production efficiencies.

Segment Reporting

        KEMET is organized into three distinct business groups: Tantalum, Ceramic and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups based on the business groups' respective budgeted net sales (see Note 8, "Segment and Geographic Information" to our consolidated financial statements).

Environmental

        We are subject to various North American, European, and Asian federal, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals used and generated in manufacturing electronic components. Based on the annual costs incurred over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect on our capital expenditures, earnings, or competitive position. We believe, however, that it is reasonably likely that the trend in environmental litigation, laws, and regulations will continue to be toward stricter standards. Such changes in the law and regulations may require us to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on our financial condition.

        KEMET's Guiding Principles support a strong commitment to economic, environmental, and socially sustainable development. As a result of this commitment, KEMET has adopted the Electronic Industry Code of Conduct ("EICC"). The EICC is a comprehensive code of conduct that addresses all aspects of corporate responsibility including Labor, Health and Safety, the Environment, and Business Ethics. It outlines standards to ensure working conditions in the electronic industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally friendly.

        Policies, programs, and procedures implemented throughout KEMET ensure compliance with legal and regulatory requirements, the content of the EICC, and customer contractual requirements related to social and environmental responsibility.

        KEMET is committed to these business ethics and labor, health, safety, and environmental standards and consider them vital in its quest to be "The Capacitance Company" of choice.

Employees

        KEMET has 9,100 employees, of whom 500 are located in the United States, 4,000 are located in Mexico, 2,200 in Asia and 2,400 in Europe. We believe that our future success will depend in part on our ability to recruit, retain, and motivate qualified personnel at all levels of the Company. We have 3,200 hourly employees in Mexico who are represented by labor unions as required by Mexican law. In addition, we have 179 employees represented by labor unions in Portugal, 410 employees represented by labor unions in Italy and 224 employees represented by labor unions in Bulgaria. We have not experienced any major work stoppages and consider our relationships with our employees to be good. Our labor costs in Mexico, China, Indonesia, and various locations in Europe are denominated in the local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

Securities Exchange Act of 1934 Reports

        We maintain an Internet website at the following address: http://www.kemet.com. KEMET makes available on or through our Internet website certain reports and amendments to those reports that are filed or furnished to the SEC pursuant to Section 13(a) or 15(d) in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. This information is available on our website free of charge as soon as reasonably practicable after KEMET electronically files the information with, or furnishes it to, the SEC.

Code of Business Integrity and Ethics

        We maintain a Code of Business Integrity and Ethics (the "Code of Ethics"). Our website includes a copy of the Code of Ethics, and it can be downloaded free of charge at http://www.kemet.com. During fiscal year 2009, we established the position of Chief Compliance Officer, which, among other functions, provides corporate oversight of our compliance and ethics programs.

ITEM 1A.    RISK FACTORS.

        This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates" and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

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

        Factors that may cause the actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to the following: (i) generally adverse economic and industry conditions, including a decline in demand for our products; (ii) the ability to maintain sufficient liquidity to realize current operating plans; (iii) the effect of receiving a going concern statement in our auditor's report on our 2009 audited financial statements; (iv) adverse economic conditions could cause further reevaluation of the fair value of our reporting segments and the write down of long-lived assets; (v) the cost and availability of raw materials; (vi) changes in our competitive environment; (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) the ability to successfully integrate the operations of acquired businesses; (ix) the ability to attract, train and retain effective employees and management; (x) the ability to develop innovative products to maintain customer relationships; (xi) the impact of environmental issues, laws, and regulations; (xii) our ability to finance and achieve the expected benefits of our manufacturing relocation plan or other restructuring plans; (xiii) volatility of financial and credit markets which would affect our access to capital; (xiv) increased difficulty or expense in accessing capital because of our delisting of our common stock from the New York Stock Exchange ("NYSE"); (xv) exposure to foreign exchange (gains) and losses; (xvi) need to reduce costs to offset downward price trends; (xvii) potential limitation on use of net operating losses to offset possible future taxable income; (xviii) dilution as a result of the issuance of a warrant to K Financing; and (xix) exercise of the warrant by K Financing may result in the existence of a controlling shareholder.

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

        Generally adverse economic and industry conditions, including a decline in demand for our products, could reduce our profitability.

        Our products are used in the electronics industry, which is a highly cyclical industry. The demand for capacitors tends to reflect the demand for products in the electronics market. Customers' requirements for our capacitors fluctuate as a result of changes in general economic activity and other factors that affect the demand for their products. During periods of increasing demand for their products, they typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, they may rapidly decrease orders for our products while they use up accumulated inventory. Business cycles vary somewhat in different geographical regions, such as Asia, and within customer industries. We are also vulnerable to general economic events beyond our control and our sales and profits may suffer in periods of weak demand.

        The continued economic downturn could impact our ability to realize current operating plans and could materially adversely affect our liquidity and our ability to continue to operate.

        Our liquidity and ability to realize our current operating plans will be dependent on an improving economic environment and our ability to provide financing for working capital.

        While our operating plans provide for cash generated from current operations to be sufficient to cover our operating requirements going forward, many factors, including reduced demand for our products, currency exchange rate fluctuations, increased raw material costs, and other adverse market conditions could cause a shortfall in net cash generated from operations. To provide financial flexibility, we may enter into negotiations to secure additional financing or sell non-core assets. However, there can be no assurances that we will be successful in either of these strategic initiatives.

        Our ability to realize current operating plans is also dependent upon meeting our payment obligations and complying with any applicable financial covenants under our debt agreements. If cash generated from operating, investing and financing activities is insufficient to pay for operating requirements and to cover payment obligations under debt instruments, planned operating and capital expenditures may need to be reduced, or the debt instruments may need to be amended or refinanced. There can be no assurances that we would be able to secure such amendments or refinancing on satisfactory terms. Also, adverse market conditions could cause us to be at risk of violating one or more financial covenants in our debt instruments. In such event, if we were unable to secure amendments to the debt instrument or a waiver of the covenant, we could be required to redeem the debt instrument or could default under the instrument, causing the balance of the debt to be accelerated. There can be no assurances that we could secure such an amendment or waiver, or could redeem the instrument or otherwise repay the debt on an accelerated basis.

        There is substantial doubt about our ability to continue as a going concern.

        Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. However, in its report dated June 30, 2009 regarding our consolidated financial statements, our independent public accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of the decline in net sales, profitability and liquidity during the year ended March 31, 2009, our expectation that we will achieve the required level of profitability under an "EBITDA" covenant by only a narrow margin and that, given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on the Company's operations, there is significant uncertainty as to whether the Company's forecasts will be achieved. Our plans concerning these matters are discussed in Note 2, "Debt, Liquidity and Capital Resources" to our consolidated financial statements.

        Adverse economic conditions could cause further reevaluation and the write down of long-lived assets.

        For the impairment of long-lived assets, we follow the guidance as prescribed in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. In the event that the test shows that the carrying value of certain long-lived assets are impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. Such a charge could cause us to be at risk for violating one or more financial covenants in our debt instruments. If we were unable to secure amendments to the debt instrument or a waiver of the covenant, we could be required to redeem the debt instrument or we could default under the instrument, causing the balance of the debt to be accelerated. There can be no assurances that we could secure such an amendment or waiver, or could redeem the instrument or otherwise repay the debt on an accelerated basis.

        An increase in the cost or decrease in availability of our principal raw materials could adversely affect profitability.

        The principal raw materials used in the manufacture of our products are tantalum powder, palladium and silver. These materials are considered commodities and are subject to price volatility. Due to our recent financial performance, we no longer purchase tantalum powder under long-term contracts. Instead, we forecast our tantalum needs for the short-term (up to two months) and make purchases based upon those forecasts. While the financial impact of these decisions are short-term in nature given that we are not currently party to any long-term supply agreements, they could impact our financial performance from period to period given that we do not hedge any of our raw material exposure and we may be unable to pass on to a significant number of our customers any fluctuations in our raw material costs. Additionally, any delays in obtaining raw materials for our products could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with our customers.

        Presently, a limited number of suppliers process tantalum ore into capacitor-grade tantalum powder. We believe the tantalum our operations require is generally available in sufficient quantities to meet our requirements and that there are a sufficient number of tantalum processors relative to foreseeable demand. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that we may not be able to pass on to our customers. The average price of tantalum raw material at March 31, 2009 was over $194 per pound.

        Palladium is presently found primarily in South Africa and Russia. Although the amount of palladium that we require has generally been available in sufficient quantities, the limited number of palladium suppliers could lead to significant price fluctuations. For instance, in fiscal year 2009 the price of palladium fluctuated between $475 and $164 per troy ounce. Price increases and our inability to pass such increases on to our customers could have an adverse effect on profitability.

        Silver has generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our silver requirements. An increase in the price of silver that we are unable to pass on to our customers, however, could have an adverse affect on our profitability.

        We face intense competition.

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

        We manufacture many capacitors in Europe, Mexico and Asia and future political or regulatory changes in any of these regions could adversely affect our profitability.

        Our international operations are subject to a number of special risks, in addition to the same risks as our domestic business. These risks include currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory regimes, differences in the availability and terms of financing, political instability and potential increases in taxes. These factors could impact our production capability or adversely affect our results of operations or financial condition.

        We may not be able to successfully integrate acquisitions with our operations.

        Because the markets and industries in which we operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, we may not be able to integrate acquisitions without encountering difficulties which may include the loss of key employees and customers, the disruption of the ongoing businesses and possible inconsistencies in standards, controls and procedures. In addition, we may not be able to achieve the expected cost synergies from our acquisitions and we may incur higher than anticipated integration (including restructuring costs) associated with them. Finally, our liquidity situation could delay or stop our restructuring plans related to the integration of the acquisitions until liquidity is adequate to resume these activities.

        Losing the services of our executive officers or our other highly qualified and experienced employees or our inability to continue to attract and retain additional qualified personnel could harm our business.

        Our success depends upon the continued contributions of our executive officers and certain other employees, many of whom have many years of experience with us and would be extremely difficult to replace. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industry, and we may not be successful in hiring and retaining these people. If we lost the services of our executive officers or our other highly qualified and experienced employees or cannot attract and retain other qualified personnel, our business could suffer through less effective management due to loss of accumulated knowledge of our business or through less successful products due to a reduced ability to design, manufacture and market our products.

        We must continue to develop innovative products to maintain relationships with our customers and to offset potential price erosion in older products.

        While most of the fundamental technologies used in the passive components industry have been available for a long time, the market is nonetheless typified by rapid changes in product designs and technological advances allowing for better performance, smaller size and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application. We believe that successful innovation is critical for maintaining profitability in the face of potential erosion of selling prices for existing products and to ensure the flow of new products and robust manufacturing processes that will keep us at the forefront of our customers' product designs. Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced price pressure in recent years. Developing and marketing new products requires start-up costs that may not be recouped if these products or production techniques are not successful. There are numerous risks inherent in product development, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.

        Environmental laws and regulations could limit our ability to operate as we are currently and could result in additional costs.

        We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances, and generate wastes, that are considered hazardous. We require environmental permits to conduct many of our operations. Violations of environmental laws and regulations could result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes, or our disposal practices, could restrict our ability to operate as we are currently operating or impose additional costs. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

        We may not achieve the expected benefits of our manufacturing relocation plan and cost reduction plans we have made or may adopt in the future.

        We have experienced significant growth through acquisitions. In fiscal year 2009, we incurred manufacturing relocation costs to integrate these newly acquired businesses. In July 2008, we announced a rationalization plan designed to reduce costs in the corporate staff and manufacturing support functions. Approximately 640 employees were affected as a result of this action and the salaried workforce affected represented approximately 12% of our salaried workforce. We expect that the rationalization plan will reduce support costs by approximately $36.0 million on an annual basis. In December 2008, we announced a cost savings plan to eliminate approximately 1,500 manufacturing jobs. We expect that this plan will reduce costs by approximately $16.0 million on an annual basis. To the extent we are unsuccessful in realizing the goals of any or all of these initiatives, we will not be able to achieve our anticipated operating results. To the extent we embark on any additional restructuring or repositioning programs, such initiatives may not achieve expected benefits. The inability to achieve our forecasted operating results could have an adverse affect on our liquidity.

        Volatility of financial and credit markets could affect our access to capital.

        The continued uncertainty in the global financial and credit markets could impact our ability to implement new financial arrangements or to modify our existing financial arrangements. While we have been successful in restructuring our financial indebtedness with UniCredit, there can be no assurance that future modifications, if needed, could be secured. An inability to obtain new financing or to further modify existing financing would put additional pressure on our ability to generate sufficient cash from operations to satisfy our liquidity requirements. Our ability to generate adequate liquidity will depend on our ability to execute the operating plans and to manage costs in light of developing economic conditions. An unanticipated decrease in sales, or other factors that would cause the actual outcome of our plans to differ from expectations, could create a shortfall in cash available to fund our liquidity needs. Being unable to access new capital or restructure existing debt, experiencing a shortfall in cash from operations to fund our liquidity needs and the failure to implement an initiative to offset the shortfall in cash, such as, for example, a sale of non-core assets, would likely have a material adverse effect on our business.

        We are currently listed on the OTC Bulletin Board which could have an adverse effect on our financial condition and results of operations.

        On December 31, 2008, we received notice from the NYSE that our common stock would be suspended from trading on the NYSE due to non-compliance with the continued listing standard related to average market capitalization. On January 9, 2009, our stock was suspended from trading on the NYSE and began trading on the Over-The-Counter market's Pink Sheets. On February 2, 2009, our stock began trading on the OTC Bulletin Board. Our listings on the Pink Sheets and OTC Bulletin Board comply with the covenants under our debt agreements. However, our listing on the OTC Bulletin Board could have an adverse effect on our financial condition and results of operations by, among other things, limiting:

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

        Our inability to purchase forward exchange contracts exposes us to foreign exchange (gains) and losses.

        Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the Euro and the Mexican peso. A portion of our sales to our customers and operating costs in Europe are denominated in Euro creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our Mexican operations are denominated in Mexican pesos, creating an exposure to foreign currency exchange rates. Additionally, certain of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, in order to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows in the Euro or Mexican peso were hedged against the U.S. dollar. Due to our liquidity situation, we no longer have the capability to enter into forward exchange contracts and therefore are exposed to foreign currency gains and losses.

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

        We must also be in a position to minimize our customers' shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. Our growth and the profit margins of our products will suffer if our competitors are more successful in reducing the total cost to customers of their products than we are. We must also continue to introduce new products that offer performance advantages over our existing products and can thereby achieve premium prices, offsetting the price declines in our more mature products.

        Our use of net operating loss carryforwards could be limited by ownership changes.

        In addition to the general limitations on the carryback and carryforward of net operating losses under Section 172 of the Code, Section 382 of the Code imposes further limitations on the utilization of net operating losses by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. Therefore, the future utilization of our net operating losses may be subject to limitation for regular federal income tax purposes.

        The issuance of the Closing Warrant may be deemed an "ownership change" for purposes of Section 382 of the Code. If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited. We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code although the matter is not free from doubt. In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.

        We cannot be certain that the limitations of Section 382 of the Code will not limit or deny in full our future utilization of available net operating losses, if any. Such limitation or denial could require us to pay substantial additional federal and state taxes and interest. Moreover, we cannot be certain that future ownership changes will not limit or deny in full our future utilization of all of the available net operating losses. If we cannot utilize available net operating losses, if any, we may be required to pay substantial additional federal and state taxes and interest. Such tax and interest liabilities may adversely affect our liquidity and financial position.

        Holders of our common stock are subject to the risk of dilution as a result of the issuance of a warrant to K Financing.

        As part of the consideration for entering into the Platinum Credit Facility, we granted K Financing a warrant to purchase up to 80,544,685 shares of our common stock at a maximum aggregate purchase price of $40.3 million, subject to certain adjustments, representing up to 49.9% of our outstanding common stock on a post-Closing warrant basis. The warrant is exercisable at any time prior to the tenth anniversary of the date of issuance. The exercise of the warrant could result in dilution to the holders of our common stock. In addition to the potential dilutive effective of a warrant, there is the potential that a large number of the shares may be traded in the public market at any time, which could place significant downward pressure on the trading price of our common stock. The issuance and sale of additional shares in the public market could also impair our ability to raise capital by selling equity securities.

        The exercise of the warrant by K Financing may result in the existence of a controlling shareholder, and consequently may limit the ability of other shareholders to influence the direction and decisions of the Company.

        As previously indicated, K Financing received a warrant to purchase up to 80,544,685 shares of our common stock at a maximum aggregate purchase price of $40.3 million. Upon exercise of the warrant, K Financing may own up to 49.9% of our outstanding common stock on a post-Closing warrant basis.

In addition, we entered into an Investor Rights Agreement which provides K Financing with preemptive rights to purchase shares of our common stock which will enable K Financing to maintain its percentage ownership. Under the Investor Rights Agreement, in connection with any proposed issuance of securities, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the warrant, by the total number of shares of common stock then outstanding on a fully diluted basis.

        As a result, K Financing may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of any significant transactions. K Financing may also have interests that differ from those of other shareholders and may vote in a way with which other shareholders disagree or perceive as adverse to their interests. In addition, the concentration of voting power held by K Financing could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        KEMET is headquartered in Greenville, South Carolina and has a total of 23 manufacturing plants located in the United States, Mexico, Europe and Asia. Our existing manufacturing and assembly facilities have approximately 3 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

        The Mexican facilities operate under the Maquiladora Program. In general, a company that operates under this program is afforded certain duty and tax preferences and incentives on products brought into the United States. Our manufacturing standards, including compliance with worker safety laws and regulations are essentially identical in the United States, Mexico, Europe and Asia. Our Mexican, European and Asian operations, like our United States operations, have won numerous quality, environmental and safety awards.

        We have developed just-in-time manufacturing and sourcing systems. These systems enable us to meet customer requirements for faster deliveries while minimizing the need to carry significant inventory levels. We continue to emphasize flexibility in all of our manufacturing operations to improve product delivery response times.

        Management believes that substantially all of our property and equipment is in good condition, and that overall, it has sufficient capacity to meet our current and projected manufacturing and distribution needs.

        The following table provides certain information regarding our principal facilities:

Location	Square Footage (in thousands)	Type of Interest	Description of Use
Greenville, South Carolina	372	Owned	Headquarters, Innovation Center and Manufacturing

Tantalum Business Group
Matamoros, Mexico(1)	280	Owned	Manufacturing
Suzhou, China(2)	358	Leased	Manufacturing
Ciudad Victoria, Mexico	259	Owned	Manufacturing
Evora, Portugal	233	Owned	Manufacturing

Ceramic Business Group
Monterrey, Mexico(2)	532	Owned	Manufacturing

Film and Electrolytic Business Group
Sasso Marconi, Italy(3)	215	Owned	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	121	Leased	Manufacturing
Batam, Indonesia	86	Owned	Manufacturing
Kyustendil, Bulgaria	82	Owned	Manufacturing
Landsberg, Germany	81	Leased	Manufacturing
Weymouth, United Kingdom	78	Leased	Manufacturing
Vergato, Italy(3)	78	Owned	Manufacturing
Monghidoro, Italy(3)	71	Owned	Manufacturing
Anting, China	38	Owned	Manufacturing
Nantong, China	30	Leased	Manufacturing
Farjestaden, Sweden	28	Leased	Manufacturing
Northampton, England	8	Leased	Manufacturing

(1)
Includes three manufacturing facilities.

(2)
Includes two manufacturing facilities.

(3)
Pledged as collateral under Facility A.

        In the fourth quarter of fiscal year 2008, construction began on Suzhou Plant 3 to manufacture aluminum polymer products. Due to the current economic downturn, construction of this leased facility has been deferred. In an effort to optimize resources while meeting market needs, we will consolidate our Suzhou operations within Suzhou Plant 2 by moving the Ceramic finishing operation from Suzhou Plant 1 to Suzhou Plant 2, and the Tantalum operations to Suzhou Plant 2 or Matamoros, Mexico. In addition, all support functions currently in Suzhou Plant 1 will move to Suzhou Plant 2. We expect the consolidation project to be completed by July 2009.

ITEM 3.    LEGAL PROCEEDINGS.

        We have periodically incurred liability under federal and state laws with respect to sites used for off-site management or disposal of Company-derived wastes. We believe that any potential liability with respect to pending proceedings arising out of such laws is not material to our financial position or results of operations. In March 2009, we made a de minimis payment to withdraw from further participation as a potentially responsible party ("PRP") in proceedings concerning the Seaboard Chemical Site in Jamestown, North Carolina and do not expect any further liability arising out of such proceedings. In addition, we have re-evaluated our potential liability as a PRP at a hazardous waste disposal site in York County, South Carolina and determined that such potential liability is not material.

        We or our subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including workers' compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to us, we do not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2009.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        In February 2009, our stock began trading on the OTC Bulletin Board. Our trading symbol on the OTC Bulletin Board is "KEME.OB". Prior thereto, our common stock traded on the New York Stock Exchange ("NYSE"), however, on December 31, 2008, we received notice from the NYSE that our common stock would be suspended from trading on the NYSE because we were out of compliance with the continued listing standard related to average market capitalization. On January 9, 2009, our stock was suspended from trading on the NYSE and our stock traded on the Over-The-Counter market's Pink Sheets until we began trading on the OTC Bulletin Board.

        Our listing on the Pink Sheets and OTC Bulletin Board comply with the covenants under our debt agreements as described in Note 2, "Debt, Liquidity and Capital Resources" to our consolidated financial statements. We had 13,575 stockholders on May 14, 2009, of which 238 were stockholders of record. The following table represents the high and low sale prices of our common stock for the periods indicated:

	Fiscal Year 2009		Fiscal Year 2008
Quarter	High	Low	High	Low
First	$4.63	$3.23	$9.00	$7.05
Second	3.29	0.97	7.79	6.46
Third	1.50	0.24	7.85	5.86
Fourth	0.46	0.08	6.70	3.96

        We have not declared or paid any cash dividends on our common stock since our initial public offering in October 1992. We do not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, the capital requirements, operating results, and our financial condition. The Revised Amended and Restated Platinum Credit Facility also restricts our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        In fiscal year 2008, we reactivated our share buyback program and repurchased 3.7 million shares of our common stock. In fiscal year 2009, we indefinitely suspended the share buyback program and did not repurchase any shares of our common stock.

PERFORMANCE GRAPH

        The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on April 1, 2004, with the Russell MicroCap Index, New York Stock Exchange Market Index and a peer group (the "Peer Group") comprised of certain companies which manufacture capacitors and with which we generally compete. The Peer Group is comprised of AVX Corporation, Thomas & Betts Corp. and Vishay Intertechnology, Inc. Due to the significant decrease in our market capitalization and the fact that we are now traded on the OTC Bulletin Board, we no longer feel that the NYSE is a relevant measure of performance. We have added the Russell MicroCap Index to the graph below. In the future, the NYSE data points will be excluded from this graph.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among KEMET Corporation, The NYSE Composite Index,
The Russell MicroCap Index, and a Peer Group

      *
      $100 invested on March 31, 2004 in stock or index, including reinvestment of dividends.

	March 31,
	2004	2005	2006	2007	2008	2009
KEMET Corporation	100.00	54.04	66.04	53.35	28.17	1.71
NYSE Composite	100.00	110.95	130.30	149.78	145.51	84.79
Russell MicroCap	100.00	99.21	125.46	129.29	103.22	60.18
Peer Group	100.00	80.78	113.33	105.35	79.13	49.01

Equity Compensation Plan Disclosure

        The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of March 31, 2009:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders	4,717,827	$7.64	3,239,226
Equity compensation plans not approved by stockholders	—	—	—

	4,717,827	$7.64	3,239,226

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table summarizes our selected historical consolidated financial information for each of the last five years. The selected financial information under the captions "Income Statement Data," "Per Share Data," "Balance Sheet Data," and "Other Data" shown below has been derived from our audited consolidated financial statements. This table should be read in conjunction with other consolidated financial information of KEMET, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, included elsewhere herein. The data set forth below may not be indicative of KEMET's future financial condition or results of operations (see Item 1A, "Risk Factors") (amounts in thousands except per share amounts):

	Fiscal Years Ended March 31,
	2009(1)(4)(5)	2008(1)(4)(5)	2007(1)(2)(3)	2006(1)	2005(1)
Income Statement Data:
Net sales	$804,385	$850,120	$658,714	$490,106	$425,338
Operating income (loss)	(271,112)	(8,881)	7,078	(10,196)	(174,842)
Interest income	(618)	(6,061)	(6,283)	(5,640)	(6,295)
Interest expense	21,459	14,074	7,174	6,628	6,511
Net income (loss)	(276,879)	(17,593)	6,897	375	(174,094)
Per Share Data:
Net income (loss) per share—basic and diluted	$(3.44)	$(0.21)	$0.08	$—	$(2.01)
Balance Sheet Data:
Total assets	$714,801	$1,251,900	$943,526	$748,318	$758,097
Working capital	195,142	239,059	339,096	269,339	184,579
Long-term debt(3)(4)(5)(6)	307,111	304,294	238,744	80,000	100,000
Other non-current obligations	57,316	80,130	19,587	44,139	48,951
Stockholders' equity	214,330	542,792	535,758	512,703	515,203
Other Data:
Cash flow provided by (used in) operating activities	$5,725	$(20,563)	$21,933	$40,423	$(12,752)
Capital expenditures	30,541	43,605	28,670	22,846	39,581
Research and development	28,956	35,699	33,385	25,976	26,639

(1)
Includes special charges of $242.9 million, $34.1 million, $27.8 million, $17.3 million, and $122.9 million for the fiscal years ended March 31, 2009, 2008, 2007, 2006 and 2005, respectively, which are described in Item 7 under Results of Operations.

(2)
In fiscal year 2007, the Company acquired the EPCOS tantalum business unit. See Note 16 to the consolidated financial statements.

(3)
In fiscal year 2007, the Company issued $175.0 million in Convertible Senior Notes. See Note 2 to the consolidated financial statements.

(4)
In fiscal year 2008, the Company acquired Evox Rifa on April 24, 2007 and Arcotronics on October 12, 2007. See Note 16 to the consolidated financial statements.

(5)
In fiscal year 2008, the Company entered into two Senior Facility Agreements with UniCredit whereby it borrowed a total of EUR 96.8 million. See Note 2 to the consolidated financial statements.

(6)
In fiscal year 2009, the Company paid the outstanding balance on its Senior Notes and refinanced Facility A with UniCredit totaling EUR 60.0 million ($79.8 million). On April 3, 2009, the Company extended Facilty B with UniCredit totaling EUR 35.0 million ($46.6 million). The scheduled amortization of our Facility A was amended effective June 30, 2009. See Note 2 to the consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2009. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report which have been prepared assuming that we will continue as a going concern. As discussed in Note 2, "Debt, Liquidity and Capital Resources" to our consolidated financial statements, the decline in net sales, profitability and liquidity during the year ended March 31, 2009, our expectation that we will achieve the required level of profitability under an "EBITDA" covenant by only a narrow margin and that, given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on the Company's operations, there is significant uncertainty as to whether the Company's forecasts will be achieved. Management's plans concerning these matters are discussed in Note 17, "Subsequent Events" to our consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Except for the historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the Item 1A, "Risk Factors" and, from time to time, in our other filings with the Securities and Exchange Commission.

Business Overview

        KEMET is a leading manufacturer of the majority of capacitors types, including tantalum, multilayer ceramic, solid aluminum, plastic film, paper and electrolytic capacitors. Capacitors are electronic components that store, filter and regulate electrical energy and current flow and are one of the essential passive components used in circuit boards. Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

        KEMET's business strategy is to generate revenues by being the preferred capacitor supplier to the world's most successful electronics original equipment manufacturers, electronics manufacturing service providers, and electronics distributors. We reach our customers through a direct sales force, as well as a limited number of manufacturing representatives, that call on customer locations around the world.

        KEMET manufactures capacitors in Bulgaria, China, Finland, Germany, Indonesia, Italy, Mexico, Portugal, Sweden, the United Kingdom, and the United States. Substantially all of the manufacturing previously located in the United States has been relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the U.S. focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

        The market for all of our capacitors is highly competitive. The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs, and fewer import barriers. Competitive factors that influence the market for our products include product quality, customer service, technical innovation, pricing and timely delivery. It is our belief that we compete favorably on the basis of each of these factors.

        KEMET is organized into three distinct business groups: Tantalum, Ceramic and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups. In addition, all corporate costs are allocated to the business groups. See Note 8, "Segment and Geographic Information" to our consolidated financial statements.

        We believe our Mexican operations are among the most cost efficient in the world, and they continue to be our primary production facilities supporting North America and, to a large extent, European customers. We also believe that our China manufacturing facilities enjoy low production costs and proximity to large and growing markets, which have caused some of our key customers to relocate production facilities to Asia, particularly China. As a result, one of our strategies is to continue to shift production to low-cost locations which provide us the best opportunity to be a low-cost producer of capacitors.

        The global economic downturn adversely affected sales throughout the year leading to lower sales in Tantalum and Ceramic, and weaker than expected sales in Film and Electrolytic. Additionally, the downturn worsened over the course of fiscal year 2009 and led to sequentially decreasing sales in each quarter, particularly in the fourth quarter. In fiscal year 2009, the poor economic environment negatively affected our sales and had an adverse impact on our results of operations and liquidity. We took aggressive steps to offset the adverse impact of lower revenues and net losses on our liquidity and announced three restructuring initiatives to reduce costs to be more in line with lower sales volumes. During the first quarter of fiscal year 2009, we recognized charges of $4.9 million primarily for reductions in workforce in Film and Electrolytic. In the second quarter of fiscal year 2009, we recognized charges of $16.1 million related to the rationalization of corporate staff and manufacturing support functions in the United States, Europe, Mexico, and Asia. Approximately 640 employees were affected by this action. During the third quarter of fiscal year 2009, we recognized charges of $3.5 million related primarily to the reduction of approximately 1,500 manufacturing positions representing approximately 14% of our workforce. During the fourth quarter of fiscal year 2009, we incurred expenses of $0.9 million primarily related to the closing of sales offices. Throughout fiscal year 2009, we incurred expenses of $5.5 million related to our manufacturing relocation plan. These initiatives are expected to save $52 million on an annualized basis.

        Additionally, where possible, we instituted a 10% wage reduction for all salaried employees effective January 1, 2009 (excluding those on a commission based salary) and a temporary suspension of our U.S. defined contribution plan match, reducing it from 6% to 0%. These actions are expected to save approximately $12 million on an annualized basis.

        We perform an annual test of impairment of our goodwill in the first quarter of each fiscal year and in any other quarter in which events occur that would cause us to reevaluate the value of our assets. As a result of the first quarter review, we recorded a $152.6 million impairment charge which reduced both goodwill and long-lived assets by $88.6 million and $63.9 million, respectively. The goodwill impairment and long-lived asset charge to earnings reduced the results under U.S. generally accepted accounting principles. However, both are non-cash in nature. The impairment was charged to Ceramic and Film and Electrolytic in the amounts of $76.4 million and $76.2 million, respectively.

        A factor that determines whether or not goodwill is impaired is the market value of our common stock. After our first fiscal quarter earnings release on July 30, 2008, the market price of our common stock declined significantly below the level that we used in performing our annual impairment review as of June 30, 2008. Because the stock price did not recover in the second quarter of fiscal year 2009, we tested goodwill for impairment again as of September 30, 2008. In addition to our goodwill impairment testing, we also tested our long-lived asset groups for impairment. These goodwill impairment tests resulted in a second quarter goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of Film and Electrolytic and Tantalum. No long-lived asset impairment was identified as a result of the second quarter long-lived asset impairment testing.

        The goodwill impairment evaluation utilized both the market approach and the income approach to determine our fair value and the fair value of our reporting units. The market approach included our market capitalization and the market capitalization of our peer group companies.

        On September 15, 2008, we sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay. We received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets. At the same time, we entered into a three-year term loan for $15.0 million with Vishay. The sale resulted in a pre-tax gain of $28.3 million, which is net of related fees and amounts held in escrow. Proceeds of $1.5 million are held in escrow to secure our obligations under the sales agreement, and we will record any release of escrow funds as additional gain when and to the extent the funds are received. Annual revenues generated from these assets were approximately $16.0 million.

        On September 19, 2008, we prepaid our obligations under the Senior Notes which carried a fixed interest rate of 6.66% with interest payable semi-annually and with a final maturity date of May 4, 2010. The prepayment included the outstanding principal balance of $40.0 million, accrued interest of $1.0 million, a make-whole amount of $2.0 million, and a prepayment fee of $0.2 million. The make-whole amount and prepayment fee are shown as "Loss on early retirement of debt" in the Consolidated Statements of Operations. We had been, and were at the time of the prepayment, in compliance with all the financial covenants under the Senior Notes.

        On October 21, 2008, we closed on Facility A, with UniCredit. Under the terms of Facility A agreed to at that time, we agreed to repay the principal amount in nine semi-annual installments during the four and one-half year term with the first payment due in April 2009. The credit facility is priced at EURIBOR plus 1.7%, and is secured with real property in Italy, certain accounts receivable in Europe, and a pledge of the shares of Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l., two of KEMET's subsidiaries in Italy. Facility A was subsequently amended as described below.

        We are subject to covenants under Facility A which, among other things, restrict our ability to make capital expenditures above certain thresholds and require us to meet financial tests related principally to our fixed charge coverage ratio and profitability. The first measurement date for these financial tests was to be June 30, 2009, and afterwards, every three months, on a trailing twelve month basis (see amendment discussion below).

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

        Proceeds from Facility A in the amount of EUR 50.0 million were used to pay off an existing short-term credit facility with UniCredit with a scheduled maturity date of December 2008. Additional proceeds from Facility A in the amount of EUR 10.0 million were applied to reduce the outstanding principal of the EUR 46.8 million short-term credit facility with UniCredit with a scheduled maturity date of April 2009 ("Facility B"). In addition, we made a cash payment out of our existing cash balance to UniCredit of EUR 1.8 million which was applied to further reduce the outstanding principal of Facility B. The outstanding balance on Facility B after these payments was EUR 35.0 million.

        On April 3, 2009, we entered into an agreement with UniCredit to extend and restructure Facility B with UniCredit. Under the terms agreed to at that time, Facility B remained unsecured and bears interest at a rate of six-month EURIBOR plus 2.5%. We agreed to repay the principal amount in three installments of EUR 2.0 million each on January 1, 2010, July 1, 2010 and January 1, 2011, and a fourth and final principal payment in the amount of EUR 29.0 million on July 1, 2011. As a result of this restructuring, we classified EUR 33.0 million ($43.9 million) as long-term debt as of March 31, 2009. Facility B was subsequently amended as described below.

        Throughout fiscal year 2009, we continued to review strategic financing alternatives to improve liquidity and reduce overall leverage. In April 2009, we entered into amendments to Facility A and Facility B with UniCredit which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the scheduled amortization under Facility A and Facility B. These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer discussed below. See discussion below regarding our forecasted compliance with the financial covenants required by UniCredit. The following table shows the amortization schedule for the UniCredit Facilities under the original and amended terms (amounts in thousands):

	Annual Maturities of Long-Term Debt Fiscal Years Ended March 31,
	2010(1)	2011	2012	2013	2014
UniCredit Facility A	$15,700	$16,802	$17,981	$19,243	$10,122
UniCredit Facility A Amendment	7,717	19,082	13,607	8,216	31,222
UniCredit Facility B	2,662	5,323	38,593	—	—
UniCredit Facility B Amendment	2,662	5,323	13,308	13,308	11,977

(1)
A principal payment of $7.7 million on Facility A was made on the scheduled due date of April 1, 2009.

        On May 5, 2009, we announced the execution of the Platinum Credit Facility with K Financing. The Platinum Credit Facility consisted of a term loan of up to $52.5 million, line of credit loans that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan of up to $12.5 million.

        Concurrently, on May 5, 2009, we commenced a tender offer for the Notes. The term loan discussed above can only be used to purchase the Notes and will only be funded to the extent required to purchase Notes accepted for purchase pursuant to the tender offer. Additionally, funds from the line of credit loans and working capital loan under the Platinum Credit Facility are available to us, for limited purposes, subject to the satisfaction or waiver of certain conditions, including the consummation of the tender offer on the terms described in the Offer to Purchase. Under the initial terms of the tender offer, holders of Notes who validly tendered, and did not validly withdraw, their Notes on or prior to the Expiration Date would receive $300 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment. The tender offer and our obligation to purchase and pay for the Notes validly tendered and not validly withdrawn pursuant to the tender offer was initially conditioned upon (1) at least $166.3 million in aggregate principal amount of Notes (representing 95% of the outstanding Notes) being validly tendered and not validly withdrawn, and (2) the receipt by us of the proceeds from a term loan of up to $52.5 million from K Financing.

        On June 3, 2009, we announced the extension of the tender offer until an expiration date of June 12, 2009. All terms and conditions of the tender offer remained unchanged with this extension. On June 8, 2009, we announced an increase in the purchase price from $300 per $1,000 principal amount of the Notes to $400 per $1,000 principal amount of the Notes and extended the expiration date to June 19, 2009. In addition, we decreased the minimum tender condition from $166.3 million in aggregate principal amount of the Notes (representing 95% of the outstanding Notes) to $122.5 million in aggregate principal amount of the Notes (representing 70% of the outstanding Notes). We also entered into the Amended and Restated Credit Agreement with K Financing, whereby, among other matters, the potential size of the term loan facility increased from $52.5 million to $60.3 million. The Amended and Restated Platinum Credit Facility would have required the use of up to $9.8 million of our internal cash on hand for purchases of Notes validly tendered and not validly withdrawn pursuant to the tender offer if more than $150.6 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn and all funds under the term loan facility under the Amended and Restated Platinum Credit Facility were disbursed. As discussed below, the $150.6 million threshold was not met and we did not disburse internal cash for the purchase of the Notes.

        On June 22, 2009, we announced a reduction in the minimum tender condition pursuant to the tender offer from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes) and an extension of the expiration date to June 26, 2009. All remaining terms and conditions of the tender offer were unchanged with this extension. We also entered into a Revised Amended and Restated Credit Agreement with K Financing (the "Revised Amended and Restated Platinum Credit Facility"), whereby, among other matters, the minimum tender condition was reduced from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes).

        On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes). As a result of the consummated tender offer, we used $37.6 million from the term loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes. We incurred approximately $9 million in fees and expense reimbursements related to the execution of this tender offer. We funded these costs with an equal amount of proceeds from a line of credit loan under the Revised Amended and Restated Platinum Credit Facility. No monies have been drawn on the working capital loan provision, under which we currently have a borrowing capacity of $7.5 million based on our book-to-bill ratio. The term loan facility will accrue interest at an annual rate of 9% for cash payment until the one-year anniversary of the consummation of the tender offer. At our option, after the one-year anniversary of the consummation of the tender offer, the term loan facility will accrue interest at an annual rate of 9% for cash payment, or cash and PIK interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%. The working capital loans and the line of credit loans will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the term loan facility, the line of credit loans and the working capital loan is accelerated to March 1, 2011. If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million the maturity date of the term loan facility will be November 15, 2012 and the maturity date for the line of credit loans and the working capital loan will be July 15, 2011. In addition, we will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the term loan facility, whether at maturity or otherwise.

        The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that we maintain a minimum consolidated EBITDA and fixed charge coverage ratio. See discussion below regarding our forecasted compliance with these financial covenants. In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.

        Our obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility are secured by substantially all of our assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secure obligations to Vishay). As further described in the Offer to Purchase, in connection with entering into the Revised Amended and Restated Platinum

Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools, and our assets in Europe that are not pledged to either lender. The letter of understanding also sets forth each lender's agreement not to interfere with the other's exercise of remedies pertaining to their respective collateral pools.

        Concurrent with the consummation of the tender offer, we issued K Financing the Closing Warrant to purchase up to 80,544,685 shares of our common stock, subject to certain adjustments, representing approximately 49.9% of our outstanding common stock on a post-Closing Warrant basis. The Closing Warrant will be exercisable at a maximum aggregate purchase price of $40.3 million, subject to certain adjustments, at any time prior to the tenth anniversary of its date of issuance. The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of our common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives. The issuance of the Closing Warrant may be deemed an "ownership change" for purposes of Section 382 of the Code. If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited. We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code although the matter is not free from doubt. In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.

        We also entered into the Investor Rights Agreement with K Financing. Pursuant to the terms of the Investor Rights Agreement, we have, subject to certain terms and conditions, granted K Financing Board observation rights which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board. In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights. Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

        We also entered into a Corporate Advisory Services Agreement with Platinum Advisors for a term of at least four years, pursuant to which we will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.

        We believe that the consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities will improve our liquidity situation. Given our cost reduction and working capital initiatives, our anticipated borrowing ability under the working capital loan provision of the Revised Amended and Restated Platinum Credit Facility, and the UniCredit Amendments, we estimate that our current operating plans will provide for sufficient cash to cover liquidity requirements. However, we currently anticipate that we will continue to experience severe pressure on our liquidity during fiscal year 2010. Furthermore, the generation of adequate liquidity will largely depend upon our ability to achieve sales growth over the next several quarters and our ability to execute our current operating plans and to manage costs. In light of current global economic conditions, and other risks and uncertainties, there can be no assurance that we will be successful in this regard. An unanticipated decrease in sales, sales that fall below our expectations, or other factors that would cause the actual outcome of our plans to differ from expectations could create a shortfall in cash available to fund our liquidity needs. We will continually monitor and adjust our business plan as necessary to respond to developments in our business, markets and the broader economy. In addition to the actions discussed above, we continue to review additional initiatives to improve liquidity in the short-term as well as to reduce our total overall leverage, including the sale of non-core assets.

        Based on our operating plans, we currently forecast that we will meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. However, in the case of the EBITDA covenant, our forecast shows that we will achieve the required level of profitability by a narrow margin. Our current forecast anticipates a steady recovery, over the next several quarters, of the principal markets and industries into which our products to sold. Our expectations in this regard are based on our consideration of various information sources including, among others, industry surveys and input from various key customers. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on our operations, there is significant uncertainty as to whether our forecasts will be achieved. Therefore, there can be no assurance that we will be able to meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A. In the event of a covenant breach, we would seek a waiver or amendment, but such remedy would be out of our control and rest in the discretion of our lenders.

        Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Specifically, our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event we are unable to continue as a going concern. The significant uncertainties surrounding our liquidity and capital resources and ability to meet financial covenants as discussed above, cast substantial doubt on our ability to continue as a going concern. The failure to successfully maintain sufficient cash, and/or the non-compliance with our financial covenants without a waiver or amendment granted by our lenders, would have a material adverse effect on our business, results of operations, financial position and liquidity.

Acquisitions

  Arcotronics Italia S.p.A.

        On October 12, 2007, pursuant to the terms of a Stock Purchase Agreement between KEMET Electronics Corporation, our wholly owned subsidiary, and Blue Skye (Lux) S.a r.l. ("Blue Skye"), we acquired 100% of Arcotronics Italia S.p.A. ("Arcotronics") from Blue Skye. The acquisition included manufacturing facilities in Sasso Marconi, Monghidoro, and Vergato, Italy; Landsberg, Germany; Towcester, United Kingdom; Kyustendil, Bulgaria; and Anting-Shanghai, China, and is included in Film and Electrolytic.

        We paid EUR 17.5 million ($24.8 million) for 100% of the outstanding share capital of Arcotronics, assumed net financial debt of EUR 98.0 million ($138.9 million) and certain other long-term liabilities of Arcotronics totaling EUR 35.1 million ($49.8 million).

        In connection with the acquisition, we entered into a Senior Facility Agreement with UniCredit whereby UniCredit agreed to lend to us up to EUR 47.0 million ($66.8 million). We used a portion of this facility to repay a portion of the outstanding indebtedness of Arcotronics, with the balance available for general corporate purposes. A portion of this debt has subsequently been paid down and the Senior Facility Agreement was amended on April 3, 2009 and June 26, 2009.

  Evox Rifa Group Oyj

        On April 24, 2007, pursuant to the terms of a Combination Agreement between KEMET Electronics Corporation and Evox Rifa Group Oyj ("Evox Rifa"), we purchased 92.7% of Evox Rifa pursuant to a tender offer completed on April 12, 2007. Evox Rifa had 178.2 million shares outstanding at the time of the commencement of the tender offer. KEMET purchased 165.2 million shares at a price of EUR 0.12 per share or EUR 19.8 million ($27.0 million). KEMET announced at the time that it intended to acquire the remaining outstanding shares pursuant to a squeeze-out process. Following the settlement of the completion trades relating to the tender offer, Evox Rifa became a subsidiary of KEMET. In September 2007, we completed the squeeze-out process and purchased the remaining outstanding shares of Evox Rifa for EUR 1.8 million ($2.4 million). This additional amount is considered part of the purchase price of the acquisition. This acquisition is also included in Film and Electrolytic.

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

  Tantalum business unit of EPCOS AG

        On April 13, 2006 we completed the purchase of the tantalum business unit of EPCOS for a purchase price of EUR 80.9 million ($98.4 million). The acquisition included all of the issued share capital of EPCOS-Pecas e Componentes Electronicos S.A. and certain other assets of the tantalum business unit of EPCOS, primarily in Germany. Of the EUR 80.9 million, KEMET paid EUR 68.3 million ($82.7 million) in cash and assumed certain liabilities and working capital adjustments of EUR 12.6 million. The acquisition did not include EPCOS' tantalum capacitor manufacturing facility in Heidenheim, Germany. As a result, KEMET and EPCOS entered into a manufacturing and supply agreement under which EPCOS continued to manufacture products exclusively for KEMET at the Heidenheim facility to ensure a continued supply of products to customers during the transition period. In connection with the acquisition, we paid $4.4 million in legal and professional fees which were capitalized as part of the purchase price. On September 29, 2006, we agreed upon the final purchase amount related to the transaction and received a favorable credit of EUR 3.0 million ($3.8 million). This amount reduced our goodwill recorded in the transaction.

        On September 30, 2006, the transition period ended and KEMET purchased certain of the Heidenheim, Germany manufacturing assets and the research and development assets for EUR 8.2 million ($10.4 million). We also purchased inventories at the Heidenheim plant for EUR 1.2 million ($1.6 million). In addition, we assumed a pension liability of EUR 1.1 million ($1.3 million) for the Heidenheim employees. Finally, we incurred additional legal and audit fees relating to the acquisition of $0.5 million. The net additional purchase price was EUR 8.8 million ($11.1 million).

        Taking into account both the April 13, 2006 closing adjustment and the transition agreement on September 30, 2006, we purchased the tantalum business unit of EPCOS for a total purchase price of EUR 86.7 million ($105.8 million). The final cash settlement was made in October 2006.

Off-Balance Sheet Arrangements

        Other than operating lease commitments, we are not a party to any material off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1, "Organization and Significant Accounting Policies" to the consolidated financial statements. The following identifies a number of policies which require significant judgments and estimates, or are otherwise deemed critical to our financial statements.

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

        Our judgments are based on management's assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in the consolidated financial statements. Readers should understand that actual future results could differ from these estimates, assumptions, and judgments.

        KEMET's management believes the following critical accounting policies contain the most significant judgments and estimates used in the preparation of the consolidated financial statements:

  •
  ASSET IMPAIRMENT—GOODWILL AND LONG-LIVED ASSETS.  We apply the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. We perform our impairment test during the first quarter of each fiscal year and when otherwise warranted.

    We are organized into three distinct business groups: Tantalum, Ceramic and Film and Electrolytic. We evaluate our goodwill on a reporting unit basis consistent with the provisions of SFAS No. 142. This requires us to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit as defined under SFAS No. 142, with the corresponding carrying amounts. If the reporting unit's carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit's goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit's fair value. We determined the fair value of our reporting units using an income-based, discounted cash flow ("DCF") analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. In addition to the above described reporting unit valuation techniques, our goodwill impairment assessment also considers our aggregate fair value based upon the value of our outstanding shares of common stock.

    For the impairment or disposal of long-lived assets, KEMET follows the guidance as prescribed in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of.

    Tests for the recoverability of a long-lived asset to be held and used are performed by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, periods of operation and projections of sales and cost of sales. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that the book value of a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets.

    We perform our goodwill impairment tests during the first quarter of each fiscal year and when otherwise warranted. In the first quarter of fiscal year 2009, we recorded a goodwill impairment charge of $88.6 million based on the annual impairment test. Also occurring in the first quarter of fiscal year 2009, and in part as a result of the goodwill impairment testing, we tested the long-lived assets of Ceramic for impairment. As a result of this testing, Ceramic recorded a $5.3 million impairment charge to write off all of its other intangible assets and recorded a $58.6 million impairment charge to write down long-lived assets. We tested goodwill for impairment again as of September 30, 2008. In addition to our goodwill impairment testing, we also tested our long-lived asset groups for impairment. These impairment tests resulted in a second quarter goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of Film and Electrolytic and Tantalum. KEMET also completed long-lived asset impairment tests in the third and fourth quarters of fiscal year 2009 and concluded that no further impairment existed. The goodwill impairment and long-lived asset charge to earnings reduced the results under U.S. generally accepted accounting principles; however, both were non-cash in nature.

    The goodwill and long-lived asset impairment reviews are highly subjective and involve the use of significant estimates and assumptions in order to calculate the impairment charges. Estimates of business enterprise fair value use discounted cash flow and other fair value appraisal models and involve making assumptions for future sales trends, market conditions, growth rates, cost reduction initiatives and cash flows for the next several years. Future changes in assumptions may negatively impact future valuations. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on our financial condition and operating results

  •
  REVENUE RECOGNITION.  We recognize revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

    A portion of sales consists of products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. Products with customer specific requirements are tested and approved by the customer before we mass produce and ship the products. We recognize revenue at shipment as the sales terms for products produced with customer specific requirements do not contain a final customer acceptance provision or other provisions that are unique and would otherwise allow the customer different acceptance rights.

    A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. Our distributor policy includes inventory price protection and "ship-from-stock and debit" ("SFSD") programs common in the industry. The price protection policy protects the value of the distributors' inventory in the event we reduce our published selling price to distributors. This program allows the distributor to debit us for the difference between KEMET's list price and the lower authorized price for specific parts. We establish price protection reserves on specific parts residing in distributors' inventories in the period that the price protection is formally authorized by management.

    The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit us for the difference between KEMET's list price and the lower authorized price for that specific transaction. We established reserves for our SFSD program based primarily on historical SFSD activity and certain distributors' actual inventory levels comprising approximately 90% of the total global distributor inventory related to customers which participate in the SFSD program.

    The establishment of these reserves is recognized as a component of the line item "Net sales" on the Consolidated Statements of Operations, while the associated reserves are included in the line item "Accounts receivable" on the Consolidated Balance Sheets.

  •
  PENSION AND POST-RETIREMENT BENEFITS.  KEMET's management, with the assistance of actuarial firms, performs actuarial valuations of the fair values of our pension and post-retirement plans' benefit obligations. Management makes certain assumptions that have a significant effect on the calculated fair value of the obligations such as the:

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

    Management bases our assumptions on either historical or market data that it considers reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated Statements of Operations.

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

    Management believes that it is more likely than not that a portion of its deferred tax assets in various jurisdictions will not be realized, based on the scheduled reversal of deferred tax liabilities, the recent history of cumulative losses, and the insufficient evidence of projected future taxable income to overcome the loss history. Management has provided a valuation allowance related to any benefits from income taxes resulting from the application of a statutory tax rate to the deferred tax assets. We continue to have net deferred tax assets (future tax benefits) in several jurisdictions which we expect to realize assuming, based on certain estimates and assumptions, sufficient taxable income can be generated to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional tax expense.

    In June 2006, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN No. 48 provides guidance on the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is "more likely than not" of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN No. 48 effective April 1, 2007. Any accruals for estimated interest and penalties would be recorded as a component of income tax expense.

  •
  INVENTORIES.  Inventories are valued at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value. The valuation of inventories requires management to make estimates. We also must assess the prices at which it believes the finished goods inventory can be sold compared to its cost. A sharp decrease in demand could adversely impact earnings as the reserve estimates could increase.

Results of Operations

        Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
Net sales	$804,385	$850,120	$658,714
Operating costs and expenses:
Cost of sales	736,286	695,397	517,443
Selling, general and administrative expenses	93,770	99,048	89,450
Research and development	28,956	35,699	33,385
Restructuring charges	30,874	25,341	12,572
Goodwill Impairment	174,327	—	—
Write down of long-lived assets	67,624	4,218	—
Net gain on sales and disposals of assets	(25,505)	(702)	(1,214)
Curtailment gains on benefit plans	(30,835)	—	—

Operating income (loss)	(271,112)	(8,881)	7,078
Other (income) expense, net	8,969	3,601	(382)

Income (loss) before income taxes	(280,081)	(12,482)	7,460
Income tax expense (benefit)	(3,202)	5,111	563

Net income (loss)	$(276,879)	$(17,593)	$6,897

Comparison of Fiscal Year 2009 to Fiscal Year 2008

Overview:

Net sales:

        Net sales for fiscal year 2009 were $804.4 million, which represented a 5.4% decrease from fiscal year 2008 net sales of $850.1 million. Film and Electrolytic sales increased $60.6 million while Tantalum and Ceramic sales decreased by $56.6 million and $49.7 million, respectively. The Arcotronics business was acquired near the beginning of the third quarter of fiscal year 2008. Accordingly, the increase in Film and Electrolytic sales occurred because fiscal year 2009 contained a full year of Arcotronics' sales while fiscal year 2008 contained slightly less than two quarters of Arcotronics' sales. The global economic downturn adversely affected sales throughout the year leading to lower sales in Tantalum and Ceramic, and weaker than expected sales in Film and Electrolytic. Additionally, the downturn worsened over the course of fiscal year 2009 and led to sequentially decreasing sales in each quarter, particularly in the fourth quarter. This decrease in sales is attributable to distributors reducing their inventories in order to allow them to operate in line with forecasted customer demand, and to lower demand from our electronic manufacturing services and original equipment manufacturing customers.

        By region, 25% of net sales for the year ended March 31, 2009 were to customers in North America and South America ("Americas"), 35% were to customers in Asia and Pacific Rim ("APAC"), and 40% were to customers in Europe, Middle East and Africa ("EMEA"). For the year ended March 31, 2008, 28% of net sales were to customers in the Americas, 36% were to customers in APAC, and 36% were to customers in EMEA.

        By channel, 47.4% of net sales for the year ended March 31, 2009, were to distribution customers, 19.4% were to electronic manufacturing services customers, and 33.2% were to original equipment manufacturing customers. For the year ended March 31, 2008, 47.6% of net sales were to distribution customers, 17.5% were to electronic manufacturing services customers, and 34.9% were to original equipment manufacturing customers.

Gross Margin:

        Gross margin for the fiscal year ended March 31, 2009 decreased from 18.2% of net sales in the prior year to 8.5% of net sales. Several factors contributed to the decrease in gross margin percentage in fiscal year 2009. In the first half of the year, we experienced higher manufacturing costs related to inflation in the utility, freight and distribution areas as well as increased costs in conjunction with the relocation and start up of equipment in China. Additionally, we recorded a $7.5 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value. Price decreases in Hi-CV products in Asia caused the net realizable value of the inventory to fall below its carrying value. In the last half of the year, particularly the fourth quarter, gross margin as a percent to sales was down because of the unfavorable absorption impact of lower sales on manufacturing fixed costs. While improved manufacturing performance and the benefits of our cost savings plans led to lower manufacturing costs, these reductions were not enough to offset the impact of lower volume. Lower volume had a particularly unfavorable gross margin impact in Film and Electrolytic, where the pace of our restructuring and cost reduction efforts have slowed considerably because of our liquidity situation.

Selling, general and administrative expenses:

        SG&A expenses were $93.8 million, or 11.7% of net sales for fiscal year 2009 compared to $99.0 million, or 11.7% of net sales for fiscal year 2008. The decrease was primarily due to cost reductions resulting from our rationalization plan announced in the second quarter of fiscal year 2009; we began to see savings from the plan in the second half of fiscal year 2009. Partially offsetting these savings were $2.3 million in additional bad debt expense, an additional $2.8 million in pension charges and $1.0 million in higher incentive accruals compared to fiscal year 2008. In addition, integration expenses were up $0.9 million in fiscal year 2009 compared to fiscal year 2008 and were primarily associated with integrating our Evox Rifa and Arcotronics acquisitions.

Research and development:

        Research and development expenses were $29.0 million, or 3.6% of net sales for fiscal year 2009, compared to $35.7 million, or 4.2% of net sales for fiscal year 2008. The acquisition of the Arcotronics business added $1.9 million in R&D expenses in fiscal year 2009 while the savings from the rationalization plan more than offset this increase.

Special charges:

        Pre-tax special charges for fiscal year 2009, were $242.9 million as compared to $34.1 million for the prior fiscal year. The following table reflects the pre-tax charges in each fiscal year (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	Change
Manufacturing relocation costs	$5,451	$8,157	$(2,706)
Personnel reduction cost	25,423	17,184	8,239

Restructuring charges	30,874	25,341	5,533
Goodwill impairment	174,327	—	174,327
Write down of long lived assets	67,624	4,218	63,406
(Gain) loss on sales and disposals of assets	(27,157)	(702)	(26,455)
Net benefit plan adjustments	(27,987)	—	(27,987)
Non-recurring interest amortization charges	1,291	—	1,291
Loss on early retirement of debt	2,212	—	2,212
Inventory adjustments	16,463	—	16,463
Acquisitions integration costs	5,254	4,339	915
Other non-cash acquisition expense	—	900	(900)

	$242,901	$34,096	$208,805

Fiscal Year 2009 Special Charges

        We report a measure entitled Special Charges. These charges are considered items outside of normal operations, and it is the intent of KEMET to provide more information to explain the operating results. Since some of the items are not considered restructuring charges as defined by U.S. generally accepted accounting principles, we have provided the breakout of U.S. generally accepted accounting principles restructuring and impairment charges and those other charges and adjustments separately.

        Restructuring charges—Restructuring charges incurred during fiscal year 2009 totaled $30.9 million. We announced three initiatives to reduce fixed costs to be more in line with lower sales volumes. During the first quarter of fiscal year 2009, we recognized charges of $4.9 million primarily for reductions in workforce in Film and Electrolytic. In the second quarter of fiscal year 2009, we recognized charges of $16.1 million related to the rationalization of corporate staff and manufacturing support functions in the United States, Europe, Mexico, and Asia. Approximately 640 employees were affected by this action. During the third quarter of fiscal year 2009, we recognized charges of $3.5 million related primarily to the reduction of approximately 1,500 manufacturing positions representing approximately 14% of our workforce. During the fourth quarter of fiscal year 2009, we incurred expenses of $0.9 million primarily related to the closing of sales offices. We incurred expenses of $5.5 million related to our manufacturing relocation plan.

        Acquisition integration costs—As a result of our recent acquisitions, we incurred costs to integrate Film and Electrolytic into KEMET. We incurred $5.3 million of costs during fiscal year 2009 related to the integration which are included in the line item "Selling, general and administrative expenses" on the Consolidated Statements of Operations.

        Goodwill impairment and Write down of long-lived assets—In the first quarter of fiscal year 2009, we tested goodwill for impairment and recorded an $88.6 million impairment charge. Also occurring in the first quarter of fiscal year 2009, we tested the long-lived assets of Ceramic for impairment. As a result of this testing, Ceramic recorded a $5.3 million impairment charge to write off all of its other intangible assets and recorded a $58.6 million impairment charge to write down long-lived assets.

        Because our stock price did not recover in the second quarter of fiscal year 2009, we tested goodwill for impairment again as of September 30, 2008. This impairment test resulted in a second quarter goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of Film and Electrolytic and Tantalum.

        During the fourth quarter of fiscal year 2009, due to circumstances that were previously considered unlikely, we reclassified one of the manufacturing facilities which was classified as held for sale during fiscal year 2008 (in accordance with SFAS No. 144) as held and used. These assets no longer meet the criteria to be classified as held for sale under SFAS No. 144. We recognized an impairment charge of $2.5 million which primarily relates to this facility as the carrying amount of the facility is not recoverable based on an independent appraisal dated February 28, 2009. In addition, a research and development facility located in Heidenheim, Germany was closed and an impairment charge of $1.2 million was recognized due to the abandonment of long-lived assets.

        (Gain) loss on sales and disposals of assets—During fiscal year 2009, we recognized a gain of $25.5 million. The majority of this gain stems from the sale of assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay. We received $33.7 million in cash proceeds, net of amounts held in escrow. Concurrently, we entered into a three-year term loan for $15.0 million with Vishay.

        Net benefit plan adjustments—We recognized $28.0 million in net benefit plan adjustments. This adjustment primarily relates to the amendment to our post-retirement welfare plan to eliminate all obligations for non-UCC grandfathered retirees.

        Non-recurring interest amortization charges—During fiscal year 2009, we recognized a charge of $1.3 million related to the write-off of unamortized debt costs.

        Loss on early retirement of debt—In September 2008, we prepaid our obligations under the Senior Notes, incurring charges of $2.0 million related to a make-whole adjustment and a $0.2 million prepayment fee.

        Inventory Adjustments—During fiscal year 2009, we recognized a charge of $16.5 million related to larger than typical inventory write-downs and manufacturing variances.

Fiscal Year 2008 Special Charges

        Restructuring Charges—During fiscal year 2008, we recognized $8.2 million in costs relating to the manufacturing relocation plan. The plan included moving manufacturing operations to lower cost facilities in Mexico and China. During fiscal year 2008, we recognized a charge of $17.2 million for a reduction in workforce primarily in Europe and Mexico.

        Acquisition integration costs—As part of our acquisitions, we incurred costs to integrate Film and Electrolytic into KEMET. We incurred $4.3 million of costs during fiscal year 2008 related to the integration which are included in the line item "Selling, general and administrative expenses" on the Consolidated Statements of Operations.

        Write down long-lived assets—Tantalum recognized a $1.2 million charge to reduce the carrying value of an idle facility located in Mauldin, South Carolina, a $0.9 million impairment charge relating to a manufacturing facility in Heidenheim, Germany and an impairment charge of $2.1 million relating to the Evora, Portugal plant.

Operating (loss):

        The operating loss for the fiscal year 2009 was $271.1 million compared to operating loss of $8.9 million in the prior fiscal year. We incurred non-cash charges of $242.0 million for goodwill impairment and the write down of long-lived assets in fiscal year 2009 compared to $4.2 million in fiscal year 2008. Lower volume led to a gross margin decrease of $86.6 million in fiscal year 2009 as compared to fiscal year 2008. Additionally, operating expenses were $12.0 million lower than in fiscal year 2008 and restructuring charges were $5.5 million higher than fiscal year 2008. These unfavorable items were partially offset by gains on the sale of assets $25.5 million in fiscal year 2009 compared to $0.7 million in fiscal year 2008 and curtailment gains on benefit plans of $30.8 million in fiscal year 2009.

Other (income) expense, net:

        Other (income) expense, net was $9.0 million in fiscal year 2009 compared to $3.6 million in fiscal year 2008, an increase of $5.4 million. The increase in expense resulted from a $5.4 million decrease in interest income, a $7.4 million increase in interest expense and a loss on early retirement of debt of $2.2 million compared to fiscal year 2008. These increases in expense were partially offset by a $9.7 million increase in other income which primarily relates to foreign exchange gains.

Income taxes:

        The effective tax rate for fiscal year 2009 was (1.1)%, resulting in a tax benefit of $3.2 million. This compares to an effective tax rate of 40.9% for fiscal year 2008 that resulted in a tax expense of $5.1 million. The net income tax benefit is primarily comprised from operations in certain foreign jurisdictions, totaling a $3.6 million tax benefit. In addition, there is a $0.2 million income tax benefit from the recognition of Texas credits, and a $0.6 million tax expense relating to FIN No. 48 adjustments. No tax benefit is recognized for the U.S. tax loss for fiscal year 2009 due to the establishment of a valuation allowance. Future fluctuations in the valuation allowance are expected to result in a tax rate below the 30% to 36% historical average.

Segment Review:

        The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2009 and 2008 respectively. The table also sets forth each of the segments' net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the prior year (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2009		March 31, 2008
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$366,675	45.6%	$423,320	49.8%
Ceramic	175,916	21.9%	225,610	26.5%
Film and Electrolytic	261,794	32.5%	201,190	23.7%

Total	$804,385	100.0%	$850,120	100.0%

Gross margin
Tantalum	$52,867	6.6%	$80,281	9.4%
Ceramic	9,976	1.2%	41,448	4.9%
Film and Electrolytic	5,256	0.7%	32,994	3.9%

Total	68,099	8.5%	154,723	18.2%
SG&A expenses
Tantalum	37,220	4.6%	41,367	4.9%
Ceramic	21,905	2.7%	27,037	3.2%
Film and Electrolytic	34,645	4.3%	30,644	3.6%

Total	93,770	11.7%	99,048	11.7%
R&D expenses
Tantalum	13,999	1.7%	17,844	2.1%
Ceramic	8,291	1.0%	14,033	1.7%
Film and Electrolytic	6,666	0.8%	3,822	0.4%

Total	28,956	3.6%	35,699	4.2%
Restructuring charges
Tantalum	11,388	1.4%	19,046	2.2%
Ceramic	7,143	0.9%	5,125	0.6%
Film and Electrolytic	12,343	1.5%	1,170	0.1%

Total	30,874	3.8%	25,341	3.0%
Goodwill impairment charges
Tantalum	24,378	3.0%	—	0.0%
Ceramic	12,418	1.5%	—	0.0%
Film and Electrolytic	137,531	17.1%	—	0.0%

Total	174,327	21.7%	—	0.0%
Write down of long-lived assets
Tantalum	1,855	0.2%	4,218	0.5%
Ceramic	65,769	8.2%	—	0.0%
Film and Electrolytic	—	0.0%	—	0.0%

Total	67,624	8.4%	4,218	0.5%
(Gain) loss on sales and disposals of assets
Tantalum	(26,435)	-3.3%	(442)	-0.1%
Ceramic	1,123	0.1%	(260)	0.0%
Film and Electrolytic	(193)	0.0%	—	0.0%

Total	(25,505)	-3.2%	(702)	-0.1%
Curtailment gain on benefit plans
Tantalum	(22,856)	-2.8%	—	0.0%
Ceramic	(7,979)	-1.0%	—	0.0%
Film and Electrolytic	—	0.0%	—	0.0%

Total	(30,835)	-3.8%	—	0.0%
Operating (loss) income
Tantalum	13,318	1.7%	(1,752)	-0.2%
Ceramic	(98,694)	-12.3%	(4,487)	-0.5%
Film and Electrolytic	(185,736)	-23.1%	(2,642)	-0.3%

Total	(271,112)	-33.7%	(8,881)	-1.0%
Other expense, net	8,969	1.1%	3,601	0.4%

(Loss) income before income taxes	(280,081)	-34.8%	(12,482)	-1.5%
Income tax expense (benefit)	(3,202)	-0.4%	5,111	0.6%

Net (loss) income	$(276,879)	-34.4%	$(17,593)	-2.1%

Tantalum

        Net sales—Net sales decreased 13.4% during fiscal year 2009, as compared to fiscal year 2008. Unit sales volume for fiscal year 2009 decreased 15.8% as compared to fiscal year 2008. Unit sales volume and revenue were negatively affected by the global economic downturn that adversely impacted all regions as well as the weak automotive market in the United States and Europe. Average selling prices increased 2.8% for fiscal year 2009 as compared to fiscal year 2008 due to a favorable product mix shift, as specialty product shipments represented a larger share of Tantalum revenue.

        Gross Margin—Gross margin as a percent of Tantalum sales decreased to 14.4% during fiscal year 2009 as compared to 19.0% in fiscal year 2008. The primary contributor to the lower gross margin was lower volume driven by the global economic downturn affecting all regions. Operational cost reductions were implemented, however the reductions were not enough to offset the revenue decline. Additionally, margins were adversely affected by increases in manufacturing costs related to inflation in the utility and freight distribution areas.

        Operating income (loss)—Operating income for fiscal year 2009 was $13.3 million as compared to an operating loss of $1.8 million for fiscal year 2008. Operating income was favorably impacted $26.4 million by the gain on the sale of assets, curtailment gains on benefit plans of $22.9 million, and reductions in restructuring costs of $7.7 million. Offsets to the gains were a non-cash $24.4 million goodwill impairment charge, and lower revenue impacted by the global economic downturn, which led to lower gross margin. The lower revenue impact was partially offset by reduced operating expenses of $8.0 million primarily as a result of our rationalization plan initiated on July 31, 2008.

Ceramic

        Net sales—Net sales decreased by 22.0% during fiscal year 2009, as compared to fiscal year 2008. The decrease is primarily attributed to lower volumes, partially offset by higher average selling prices. Volumes decreased 28.8% during fiscal year 2009, as compared to fiscal year 2008 due primarily to the global economic downturn as well as softening in the Hi-CV market in Asia and weak automotive markets in the United States and Europe. Average selling prices increased in fiscal year 2009 by 9.5% due primarily to product and region mix improvements over last year, partially offset by price decreases in Hi-CV products in Asia.

        Gross Margin—Gross margin as a percent of Ceramic sales decreased to 5.7% during fiscal year 2009 as compared to 18.4% during fiscal year 2008. The primary contributor to the lower gross margin was lower volume driven by the global economic downturn affecting all regions. Also, a significant contributor to the lower gross margin was a $7.5 million lower-of-cost-or-market charge to adjust Hi-CV inventory to its net realizable value. Price decreases in Hi-CV products in Asia caused the net realizable value of the inventory to fall below its carrying value. Also adversely affecting gross margins in fiscal year 2009 were increases in manufacturing costs related to inflation in the utility and freight distribution areas.

        Operating income (loss)—Operating loss increased from a loss of $4.5 million during fiscal year 2008 to an operating loss of $98.7 million during fiscal year 2009. The operating loss increase of $94.2 million was attributable to charges of $78.2 million for goodwill impairment and the write down of long-lived assets, a decrease of $31.5 million related to gross margin and a $2.0 million increase in restructuring charges. These unfavorable items were partially offset by lower operating expenses of $10.9 million which primarily resulted from the initiation of our rationalization plan on July 31, 2008.

Film and Electrolytic

        Film and Electrolytic was created with the acquisition of Evox Rifa in April 2007 and Arcotronics in October 2007. Accordingly, the financial results for the twelve months of fiscal year 2008 include approximately eleven months of Evox Rifa activity and approximately six months of Arcotronics activity.

        Net sales—Net sales increased by $60.6 million in fiscal year 2009, as compared to fiscal year 2008. The Arcotronics business, which was acquired at the beginning of the third quarter of fiscal year 2008, accounted for $61.6 million of the $60.6 million increase. Film and Electrolytic experienced declining sales in the third and fourth quarters of fiscal year 2009 due to the global economic downturn.

        Gross Margin—Gross margin decreased $27.7 million from $33.0 million in fiscal year 2008 to $5.3 million in fiscal year 2009. Declining revenue was the primary cause of the drop in gross margin. Despite the cost cutting initiatives executed through head count reductions and temporary layoffs in Italy, expenses were not reduced enough to offset the revenue decline in third and fourth quarters of fiscal year 2009.

        Operating income (loss)—Operating loss for fiscal year 2009 was $185.7 million which was primarily due to a non-cash goodwill impairment charge of $137.5 million. Additionally, lower gross margin, restructuring charges of $12.3 million related to reduction-in-force activity and moving production to lower cost regions of the world, and integration costs of $5.2 million also contributed to the operating loss.

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

Cost of sales:

        Cost of sales for fiscal year 2008, was $695.4 million as compared to $517.4 million for fiscal year 2007, a 34.4% increase. The increase in cost of sales was primarily due to the purchase of Evox Rifa and Arcotronics. Cost of sales for the core business increased 2.0%. In addition, manufacturing throughput increased in fiscal year 2008 as added capacity and higher volumes allowed us to offset the average selling price erosion.

Selling, general and administrative expenses:

        SG&A expenses were $99.0 million for fiscal year 2008 compared to $89.5 million for fiscal year 2007. The increase was primarily associated with the Evox Rifa and Arcotronics acquisitions. Integration related expenses incurred in fiscal year 2008 related to the acquisitions were $4.3 million compared to $16.2 million in fiscal year 2007 which related to the EPCOS tantalum business unit acquisition integration activities.

Research and development:

        Research and development expenses were $35.7 million for fiscal year 2008, compared to $33.4 million for fiscal year 2007. These costs reflect our commitment to the development and introduction of ultralow ESR tantalums, tantalum face-down products, and aerospace and medical products. Ceramic improved its current product offerings by developing flex migration for crack elimination, and also developing a floating electrode design while expanding Hi-CV offerings. These advancements extended our leading position in certain capacitor technologies.

Special charges:

        Pre-tax special charges for fiscal year 2008, were $34.1 million as compared to $27.8 million for the prior fiscal year. The following table reflects the pre-tax charges in each fiscal year (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007	Change
Manufacturing relocation costs	$8,157	$9,531	$(1,374)
Personnel reduction cost	17,184	2,846	14,338
Loss on sale of property	—	195	(195)

Restructuring charges	25,341	12,572	12,769
Write down long lived assets	4,218	—	4,218
(Gain) loss on sales and disposals of assets	(702)	(1,214)	512
Acquisitions integration costs	4,339	16,238	(11,899)
Write-off related to an acquisition	900	160	740

	$34,096	$27,756	$6,340

Fiscal Year 2008 Special Charges

        Restructuring charges—During fiscal year 2008, we recognized $8.2 million in costs relating to the manufacturing relocation plan. The Plan included moving manufacturing operations to lower cost facilities in Mexico and China. During fiscal year 2008, we recognized a charge of $17.2 million for a reduction in workforce primarily in Europe and Mexico. All costs were expensed as incurred.

        Acquisition integration costs—As part of our acquisitions, we incurred costs to integrate Film and Electrolytic into KEMET. We incurred $4.3 million of costs during fiscal year 2008 related to the integration which are included in the line item "Selling, general and administrative expenses" on the Consolidated Statements of Operations.

        Write down long-lived assets—Tantalum recognized a $1.2 million charge to reduce the carrying value of an idle facility located in Mauldin, South Carolina, a $0.9 million impairment charge relating to a manufacturing facility in Heidenheim, Germany and an impairment charge of $2.1 million relating to the Evora, Portugal plant.

Fiscal Year 2007 Special Charges

        Restructuring charges—During fiscal year 2007, we recognized $9.7 million in costs relating to the manufacturing relocation plan. As of March 31, 2007, we recorded cumulative charges of $50.5 million in connection with the plan. During fiscal year 2007, we recognized a charge of $2.8 million for a reduction in force primarily in Europe and Mexico. All costs were expensed as incurred.

        Loss on sales and disposals of assets—During fiscal year 2007, we sold our interest in the joint venture we held with ABM Resources NL ("ABM") and recognized a gain of $1.4 million. In addition, we completed the sale of our Shelby, North Carolina facility for which we recognized a $0.2 million loss on the sale.

        EPCOS integration—KEMET completed the acquisition of the tantalum business unit of EPCOS on April 13, 2006. During fiscal year 2007, we recorded charges of $16.2 million related to the integration which are included in the line item "Selling, general and administrative expenses" on the Consolidated Statements of Operations.

  Operating income (loss):

        The operating loss for the fiscal year 2008 was $8.9 million compared to operating income of $7.1 million in the prior year. The decrease in operating income from the prior year was principally from an increase in restructuring and asset impairment charges.

  Other (income) expense, net:

        Other (income) expense, net increased in fiscal year 2008 compared to fiscal year 2007 due to a $6.9 million increase in interest expense compared to fiscal year 2007 due to increased debt related to acquisitions.

  Income taxes:

        The effective tax rate for fiscal year 2008 was 40.9%, resulting in tax expense of $5.1 million. This compares to an effective tax rate of 7.5% for fiscal year 2007 that resulted in a tax expense of $0.6 million. Besides income tax from normal business operations in certain non-U.S. jurisdictions, the net income tax expense is primarily comprised of a $2.0 million income tax benefit from the recognition of credits due to a change in Texas tax law, a $1.1 million income tax benefit from U.S. competent authority relief on a transfer pricing adjustment, a $0.8 million tax benefit from the settlement of foreign tax issues, a $2.2 million tax expense related to tax law changes in Mexico and Germany, and a $3.0 million tax expense related to fixed asset write offs in Germany. No tax benefit was recognized for the U.S. tax loss for fiscal year 2008 due to the establishment of a valuation allowance during fiscal year 2004.

  Segment Review:

        The following chart highlights the net sales and operating income (loss) by segment for the fiscal years shown (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007
Net Sales:
Tantalum	$423,320	$424,203
Ceramic	225,610	234,511
Film and Electrolytic	201,190	—

	$850,120	$658,714

Operating income (loss):
Tantalum	$(1,752)	$2,674
Ceramic	(4,487)	4,404
Film and Electrolytic	(2,642)	—

	$(8,881)	$7,078

        Restructuring and impairment charges included in the Operating income (loss) are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2008	2007
Restructuring charges:
Tantalum	$19,046	$7,013
Ceramic	5,125	5,559
Film and Electrolytic	1,170	—

	$25,341	$12,572

Impairment charges:
Tantalum	$4,218	$—
Ceramic	—	—
Film and Electrolytic	—	—

	$4,218	$—

Tantalum

        Net sales—Net sales decreased by 0.2% during fiscal year 2008 as compared to fiscal year 2007. The decrease resulted from a 4.0% erosion in ASP partially offset by an increase in sales volumes of 3.8% during fiscal year 2008 as compared to fiscal year 2007. Volume sales increased to 4.7 billion pieces compared to 4.5 billion pieces in fiscal year 2007.

        Operating income (loss)—Operating income (loss) decreased from a profit of $2.7 million in fiscal year 2007 to a loss of $1.8 million in fiscal year 2008. Operating income was negatively impacted by the restructuring costs of $27.8 million in fiscal year 2008.

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

        Operating income (loss)—Operating income decreased from the profit reported in fiscal year 2007 of $4.4 million to an operating loss of $(4.5) million in fiscal year 2008. The decline in the operating results is attributed to lower revenues and margins in the Hi-CV market for fiscal year 2008 and additional restructuring charges of $1.8 million related to the January 2008 reduction in force.

Film and Electrolytic

        This business segment was created with the acquisition of Evox Rifa in April 2007, and in October 2007 the Arcotronics acquisition completed the formation of this business group. For fiscal year 2008, Film and Electrolytic had net sales of $201.2 million and an operating loss of $2.6 million.

Quarterly Results of Operations

        The following table sets forth certain quarterly information for fiscal years 2009 and 2008. This information, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein (amounts in thousands except per share amounts):

	Fiscal Year 2009 Quarters Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Net sales(1)	$242,844	$234,819	$190,679	$136,043	$804,385
Operating loss(2)	(180,631)	(79,478)	(8,191)	(2,812)	(271,112)
Net income (loss)	(187,292)	(82,986)	(11,065)	4,464	(276,879)
Net income (loss) per share (basic and diluted)	$(2.33)	$(1.03)	$(0.14)	$0.06	$(3.44)

	Fiscal Year 2008 Quarters Ended
	30-Jun	30-Sep	31-Dec	31-Mar	Total
Net sales	$183,119	$197,129	$228,694	$241,178	$850,120
Operating income (loss)(2)	6,154	3,362	(1,595)	(16,802)	(8,881)
Net income (loss)	7,032	4,010	(8,150)	(20,485)	(17,593)
Net income (loss) per share (basic and diluted)	$0.08	$0.05	$(0.10)	$(0.24)	$(0.21)

(1)
The global economic downturn worsened over the course of fiscal year 2009 and led to sequentially decreasing sales in each quarter, particularly in the fourth quarter. This decrease in sales is attributable to distributors reducing their inventories in order to allow them to operate in line with forecasted customer demand and lower demand from our electronic manufacturing services and orginal equipment manufacturing customers.

(2)
Operating income (loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, restructuring and impairment charges, product mix, the timing and expense of moving product lines to lower-cost locations, and the relative mix of sales among distributors, original equipment manufacturers, electronic manufacturing service providers and non-recurring charges including goodwill impairment, the write-down of long lived assets, the net gain on sales and disposals of assets and curtailment gains on benefit plans.

Liquidity and Capital Resources

        Our liquidity needs arise from working capital requirements, acquisitions, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plan. Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements and existing cash balances.

        In fiscal year 2009, the poor economic environment negatively affected our sales and had an adverse impact on our results of operations and liquidity. Our unfavorable results would have triggered a violation of our Senior Note debt covenants had we not negotiated temporary amendments to the covenants in order to remain in compliance. Prior to the expiration of these covenant amendments, the Senior Notes were paid off, resulting in total principal payments of $60.0 million in fiscal year 2009 to eliminate our Senior Notes. The primary reasons for our unrestricted cash balance decreasing from $81.4 million at March 31, 2008 to $39.2 million at March 31, 2009 were the Senior Notes being paid off (as noted above), cash restructuring and integration related costs, totaling approximately $30.1 million and capital expenditures of $30.5 million. These items were partially offset by $33.7 million of proceeds from the sale of assets related to the production and sale of wet tantalum capacitors and proceeds from a three-year term loan for $15.0 million with Vishay.

        We took aggressive steps to offset the adverse impact of lower revenues and net losses on our liquidity. These included:

  •
  Cost reduction plans which are expected to save approximately $52 million on an annualized basis;

  •
  Where possible, a 10% wage reduction for all salaried employees effective January 1, 2009 (excluding those on a commission based salary) and temporary suspension of the match in our U.S. defined contribution plan match, reducing it from 6% to 0%. These actions are expected to save approximately $12 million on an annualized basis;

  •
  Delaying capital spending and aligning remaining capital spending with cash flow;

  •
  Reducing past due accounts receivables through more robust collection efforts and implementing aggressive inventory reduction plans; and

  •
  Selling assets related to the production and sale of wet tantalum capacitors for $33.7 million in the second quarter of fiscal year 2009 that allowed us to pay off the balance of the Senior Notes.

        In addition to the above actions, throughout 2009, we continued to review strategic financing alternatives to improve liquidity and reduce overall leverage. In April, we entered into amendments to Facility A and Facility B with UniCredit which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the scheduled amortization under Facility A and Facility B. These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer, discussed below. The following table shows the amortization schedule for the UniCredit Facilities under the original and amended terms (amounts in thousands):

	Annual Maturities of Long-Term Debt Fiscal Years Ended March 31,
	2010(1)	2011	2012	2013	2014
UniCredit Facility A	$15,700	$16,802	$17,981	$19,243	$10,122
UniCredit Facility A Amendment	7,717	19,082	13,607	8,216	31,222
UniCredit Facility B	2,662	5,323	38,593	—	—
UniCredit Facility B Amendment	2,662	5,323	13,308	13,308	11,977

(1)
A principal payment of $7.7 million on Facility A was made on the scheduled due date of April 1, 2009.

        On May 5, 2009, we announced the execution of the Platinum Credit Facility with K Financing. The Platinum Credit Facility consisted of a term loan of up to $52.5 million, line of credit loans that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan of up to $12.5 million.

        Concurrently, on May 5, 2009, we commenced a tender offer for the Notes. The term loan discussed above can only be used to purchase the Notes and will only be funded to the extent required to purchase Notes accepted for purchase pursuant to the tender offer. Additionally, funds from the line of credit loans and working capital loan under the Platinum Credit Facility are available to us, for limited purposes, subject to the satisfaction or waiver of certain conditions, including the consummation of the tender offer on the terms described in the Offer to Purchase. Under the initial terms of the tender offer, holders of Notes who validly tendered, and did not validly withdraw, their Notes on or prior to the Expiration Date would receive $300 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment. The tender offer and our obligation to purchase and pay for the Notes validly tendered and not validly withdrawn pursuant to the tender offer was initially conditioned upon

(1) at least $166.3 million in aggregate principal amount of Notes (representing 95% of the outstanding Notes) being validly tendered and not validly withdrawn, and (2) the receipt by us of the proceeds from the term loan of up to $52.5 million from K Financing.

        On June 3, 2009, we announced the extension of the tender offer until the expiration date of June 12, 2009. All terms and conditions of the tender offer remained unchanged with this extension. On June 8, 2009, we announced an increase in the purchase price from $300 per $1,000 principal amount of the Notes to $400 per $1,000 principal amount of the Notes and extended the expiration date to June 19, 2009. In addition, we decreased the minimum tender condition from $166.3 million in aggregate principal amount of the Notes (representing 95% of the outstanding Notes) to $122.5 million in aggregate principal amount of the Notes (representing 70% of the outstanding Notes). We also entered into the Amended and Restated Credit Agreement with K Financing, whereby, among other matters, the potential size of the term loan facility increased from $52.5 million to $60.3 million. The Amended and Restated Platinum Credit Facility would have required the use of up to $9.8 million of our internal cash on hand for purchases of Notes validly tendered and not validly withdrawn pursuant to the tender offer if more than $150.6 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn and all funds under the term loan facility under the Amended and Restated Platinum Credit Facility have been disbursed. As discussed below, the $150.6 million threshold was not met, and we did not disburse internal cash for the purchase of the Notes.

        On June 22, 2009, we announced a reduction in the minimum tender condition pursuant to the tender offer from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes) and an extension of the expiration date to June 26, 2009. All remaining terms and conditions of the tender offer were unchanged with this extension. We also entered into a Revised Amended and Restated Credit Agreement with K Financing, whereby, among other matters, the minimum tender condition was reduced from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes).

        On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes). As a result of the consummated tender offer, we used $37.6 million of the term loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes. We incurred approximately $9 million in fees and expense reimbursements related to the execution of this tender offer. We funded these costs with an equal amount of proceeds from a line of credit loan under the Revised Amended and Restated Platinum Credit Facility. No monies have been drawn on the working capital loan provision, under which we currently have $7.5 million borrowing capacity based on our book-to-bill ratio. The term loan facility will accrue interest at an annual rate of 9% for cash payment until the one-year anniversary of the consummation of the tender offer. At our option, after the one-year anniversary of the consummation of the tender offer, the term loan facility will accrue interest at an annual rate of 9% for cash payment, or cash and PIK interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%. The working capital loans and the line of credit loans will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the term loan facility, the line of credit loans and the working capital loan is accelerated to March 1, 2011. If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million the maturity date of the term loan facility will be November 15, 2012 and the maturity date for the line of credit loans and the working capital loan will be July 15, 2011. In addition, we will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the term loan facility, whether at maturity or otherwise.

        The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that we maintain a minimum consolidated EBITDA and fixed charge coverage ratio. See discussion below regarding our forecasted compliance with these financial covenants. In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.

        Our obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility are secured by substantially all of our assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secure obligations to Vishay). As further described in the Offer to Purchase, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools, and our assets in Europe that are not pledged to either lender. The letter of understanding also sets forth each lender's agreement not to interfere with the other's exercise of remedies pertaining to their respective collateral pools.

        Concurrent with the consummation of the tender offer, we issued K Financing the Closing Warrant to purchase up to 80,544,685 shares of our common stock, subject to certain adjustments, representing approximately 49.9% of our outstanding common stock on a post-Closing Warrant basis. The Closing Warrant will be exercisable at a maximum aggregate purchase price of $40.3 million, subject to certain adjustments, at any time prior to the tenth anniversary of its date of issuance. The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of our common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives. The issuance of the Closing Warrant may be deemed an "ownership change" for purposes of Section 382 of the Code. If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited. We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code although the matter is not free from doubt. In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.

        We also entered into the Investor Rights Agreement with K Financing. Pursuant to the terms of the Investor Rights Agreement, we have, subject to certain terms and conditions, granted K Financing Board observation rights which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board. In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights. Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

        We also entered into a Corporate Advisory Services Agreement with Platinum Advisors for a term of at least four years, pursuant to which we will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.

        We believe that the consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities will improve our liquidity situation. Given our cost reduction and working capital initiatives, our anticipated borrowing ability under the working capital loan provision of the Revised Amended and Restated Platinum Credit Facility, and the UniCredit Amendments, we estimate that our current operating plans will provide for sufficient cash to cover liquidity requirements. However, we currently anticipate that we will continue to experience severe pressure on our liquidity during fiscal year 2010. Furthermore, the generation of adequate liquidity will largely depend upon our ability to achieve sales growth over the next several quarters and our ability to execute our current operating plans and to manage costs. In light of current global economic conditions, and other risks and uncertainties, there can be no assurance that we will be successful in this regard. An unanticipated decrease in sales, sales that fall below our expectations, or other factors that would cause the actual outcome of our plans to differ from expectations could create a shortfall in cash available to fund our liquidity needs. We will continually monitor and adjust our business plan as necessary to respond to developments in our business, markets and the broader economy. In addition to the actions discussed above, we continue to review additional initiatives to improve liquidity in the short-term as well as to reduce our total overall leverage, including the sale of non-core assets.

        Based on our operating plans, we currently forecast that we will meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. However, in the case of the EBITDA covenant, our forecast shows that we will achieve the required level of profitability by a narrow margin. Our current forecast anticipates a steady recovery, over the next several quarters, of the principal markets and industries into which our products to sold. Our expectations in this regard are based on our consideration of various information sources including, among others, industry surveys and input from various key customers. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on our operations, there is significant uncertainty as to whether our forecasts will be achieved. Therefore, there can be no assurance that we will be able to meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A. In the event of a covenant breach, we would seek a waiver or amendment, but such remedy would be out of our control and rest in the discretion of our lenders.

        Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Specifically, our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event we are unable to continue as a going concern. The significant uncertainties surrounding our liquidity and capital resources and ability to meet financial covenants as discussed above, cast substantial doubt on our ability to continue as a going concern. The failure to successfully maintain sufficient cash, and/or the non-compliance with our financial covenants without a waiver or amendment granted by our lenders, would have a material adverse effect on our business, results of operations, financial position and liquidity.

        Our cash and cash equivalents decreased by $42.2 million for the year ended March 31, 2009, decreased by $124.3 million for the year ended March 31, 2008 and increased by $41.9 million for the year-ended March 31, 2007 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
Cash provided by (used in) operating activities	$5,725	$(20,563)	$21,933
Cash provided by (used in) investing activities	7,229	(59,453)	(110,842)
Cash (used in) provided by financing activities	(53,495)	(46,253)	131,317
Effects of foreign currency fluctuations on cash	(1,638)	1,963	(497)

Net (decrease) increase in cash and cash equivalents	$(42,179)	$(124,306)	$41,911

Fiscal Year 2009 compared to Fiscal Year 2008

  Operations:

        Cash flows from operations improved by $26.3 million in fiscal year 2009 as compared to fiscal year 2008 despite significant declines in net sales and a significant operating loss. In fiscal year 2009, cash provided by operations of $5.7 million resulted from the aggressive management of our working capital through more robust collection efforts and initiatives to reduce inventory levels. These initiatives led to an accounts receivable decrease of $44.8 million and an inventory decrease of $71.3 million. This was partially offset by an accounts payable decrease of $67.4 million. Additionally, large non-cash items effected net income in fiscal year 2009 but did not affect cash provided by operations. These items included curtailment gains on benefit plans of $30.8 million, and a change in deferred income taxes of $8.1 million. In addition, operating results were favorably impacted by a gain on sales and disposals of assets of $25.5 million. These were adjusted positively for non-cash charges related to goodwill impairment and the write down of long-lived assets of $242.0 million and non-cash depreciation and amortization of $57.3 million. Cash used in operations of $20.6 million in fiscal year 2008 was largely the result of building working capital at Arcotronics which was acquired in the third quarter of fiscal year 2008.

  Investing:

        Cash provided by investing activities was $7.2 million in fiscal year 2009 compared to cash used in investing activities of $59.5 million in fiscal year 2008. Capital expenditures were $30.5 million in fiscal year 2009, down from capital expenditures of $43.6 million in fiscal year 2008 due to sales remaining relatively level with fiscal year 2008 and restrictions management put on capital expenditures in an effort to improve cash flow. Proceeds from the sale and disposal of assets generated $34.9 million in fiscal year 2009 while proceeds from the sale of long-term investments generated $46.1 million in cash during the same period last year. Acquisitions of $69.9 million in the prior year period related to the purchase of Evox Rifa and Arcotronics businesses which now make up Film and Electrolytic.

  Financing:

        Cash used in financing activities was $53.5 million in fiscal year 2009 as compared to $46.3 million in fiscal year 2008.

        Our payments of debt related primarily to the Senior Notes. In the first quarter of fiscal year 2009, we paid $20.0 million of the outstanding principal balance on our Senior Notes in accordance with the Senior Note agreement. On September 19, 2008, we prepaid our remaining obligations under the Senior Notes, including the outstanding principal balance of $40.0 million, a make-whole amount of

$2.0 million and a prepayment fee of $0.2 million. The make-whole amount and prepayment fee are shown on the line item "Loss on early retirement of debt" on the Consolidated Statements of Operations.

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

        On September 29, 2008, we entered into Facility A with UniCredit, a financial institution headquartered in Italy and part of the Milan-based UniCredit Group. Under the terms of Facility A, we agreed to pay the principal amount in nine semi-annual installments during the four and one-half year term with the first payment due in April 2009. The credit facility is priced at EURIBOR plus 1.7%, and is secured with real property located in Italy, certain accounts receivable in Europe, and a pledge of the shares of Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l., two of KEMET's subsidiaries in Italy. Facility A was subsequently amended as described below.

        Proceeds from Facility A in the amount of EUR 50.0 million were used to pay off an existing UniCredit facility. Additional proceeds from Facility A in the amount of EUR 10.0 million were applied to reduce the outstanding principal of Facility B. In addition, we made a cash payment out of our existing cash balance to UniCredit of EUR 1.8 million which was applied to further reduce the outstanding principal of the Facility B. The outstanding balance on the Facility B after these payments was EUR 35.0 million.

        On April 3, 2009, we entered into an agreement with UniCredit to extend and restructure Facility B with UniCredit. Facility B remained unsecured and bears interest at a rate of six-month EURIBOR plus 2.5 percent. Under the terms agreed to at the time, we agreed to repay the principal amount in three installments of EUR 2.0 million each on January 1, 2010, July 1, 2010 and January 1, 2011, and a fourth and final principal payment in the amount of EUR 29.0 million on July 1, 2011. As a result of this restructuring, we classified EUR 33.0 million ($43.9 million) as long-term debt as of March 31, 2009.

        Effective June 30, 2009, Facility A and Facility B were amended to, among other things, change the scheduled amortization. As a result, approximately $8 million of principal payment originally scheduled for October 2009 has been extended and spread over periods subsequent to fiscal year 2010. This amount has been classified as long-term debt in our March 31, 2009 consolidated balance sheet.

Fiscal Year 2008

  Operations:

        Cash used in operations was $20.6 million in fiscal year 2008. Cash used in operating activities included a decrease in accrued expenses of $42.3 million, an accounts payable decrease of $15.5 million, the fiscal year 2008 net loss of $17.6 million and an increase in inventories of $8.2 million. These uses were adjusted positively for non-cash expenses of depreciation, amortization and impairment charges for $57.7 million.

  Investing:

        Cash used in investing activities was $59.4 million in fiscal year 2008. We used cash of $69.9 million to acquire Evox Rifa and Arcotronics in fiscal year 2008. We also used cash for capital expenditures of $43.6 million in fiscal year 2008. These uses were partially offset by proceeds of $46.1 million from the maturity of short-term investments.

  Financing:

        Cash used in financing activities was $46.3 million in fiscal year 2008. Cash used in financing activities included a $20 million principal payment on the Senior Notes and an $18.2 million open-market repurchase of our common stock.

Other areas:

        The Board of Directors has previously authorized a share buyback program to purchase up to 11.3 million shares of our common stock on the open market. On February 1, 2008, we announced that it was reactivating our share buyback program. Under the reactivation terms of the approval by our Board, we were authorized to repurchase up to 5.9 million shares of our common stock. Through March 31, 2008, we repurchased 3.7 million shares for $18.2 million. At March 31, 2009, we held 7.7 million shares of treasury stock at a cost of $59.4 million.

        In December 2007, in connection with the refinancing of certain third party indebtedness obtained as part of the acquisition of Arcotronics, we entered into a credit facility with UniCredit. This facility had a final maturity date of December 31, 2008, with the full principal balance payable at maturity. However, this facility was paid off in October 2008 with proceeds from Facility A.

        In October 2007, in connection with the completion of the acquisition, we entered into Facility B with UniCredit for EUR 47.0 million ($66.8 million) at a floating rate equal to the three month EURIBOR plus 1.2%. Facility B had a final maturity date of April 9, 2009, with the full principal balance payable at maturity.

Commitments

        At March 31, 2009, we had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (see Note 2, "Debt, Liquidity and Capital Resources" to our consolidated financial statements), European social security, pension benefits, and other post-retirement benefits as follows (amounts in thousands):

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(1)(2)	$239,152	$18,011	$72,874	$67,186	$81,081
Interest obligations(2)	94,907	9,917	16,386	18,729	49,875
European social security	19,342	5,931	11,862	1,549	—
Pension benefits(3)	15,771	2,321	2,292	2,674	8,484
Operating lease obligations	13,882	4,590	5,395	2,803	1,094
Other post-retirement benefits(3)	1,418	161	320	306	631

	$384,472	$40,931	$109,129	$93,247	$141,165

(1)
Holders of the Notes have the right to require us to repurchase for cash all or a portion of their Notes on November 15, 2011, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.

(2)
Reflects the amended terms upon the consummation of the tender offer.

(3)
Reflects the expected benefit payments through 2019.

Recent Accounting Pronouncements

        In April 2009, the FASB approved FSP No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP No. 107-1 and APB 28-1"), which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for us. We do not expect the adoption of this accounting guideline to impact our results of operations or financial position.

        In April 2009, the FASB approved FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. 157-4"), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management's need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for us. We are currently unable to quantify the effect, if any, that the adoption of FSP No. 157-4 will have on our results of operations or financial position.

        On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Post-retirement Benefit Plan Assets". This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and post-retirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this FSP are required for annual periods ending after December 15, 2009, or fiscal year 2010. We are currently evaluating the requirements of these additional disclosures.

        On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP No. APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, or fiscal year 2010, and must be applied retrospectively to all periods presented. This standard is expected to have an impact on our consolidated financial statements; however, we have not yet determined the amount of the impact.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets", ("FSP FAS 142-3"). FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions when determining the useful life of recognized intangible assets under FASB No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"). FSP FAS 142-3 applies to (i) intangible assets that are acquired individually or with a group of other assets and (ii) intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the requirement in FAS 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 replaces the previous useful-live assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively only to intangible assets acquired after the FSP's effective date. We will adhere to FSP FAS 142-3 for intangible assets acquired beginning with the first quarter of fiscal year 2010.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity's financial position, financial performance, and cash flows. SFAS No. 161 was effective for us in the fourth quarter of fiscal year 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statement disclosures.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 or fiscal year 2010. Early adoption is prohibited.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option were elected to be reported in earnings. SFAS No. 159 was effective for us beginning in the first quarter of fiscal year 2009. We did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities as of April 1, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position ("FSP") No. 157-2. SFAS No. 157 for non-financial assets and liabilities is now effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the provisions for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

Effect of Inflation

        Inflation generally affects us by increasing the cost of labor, equipment, and raw materials. We do not believe that inflation has had any material effect on our business over the past three fiscal years except for the following discussion in Commodity Price Risk.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk

        We are exposed to interest rate risk through our borrowing activities, which are described in Note 2, "Debt, Liquidity and Capital Resources" to the consolidated financial statements. The UniCredit debt has a variable interest rate and a 1% change in the interest rate would yield a $1.3 million change in interest expense.

Foreign Currency Exchange Rate Risk

        Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the Euro and the Mexican peso. A portion of our sales to our customers and operating costs in Europe are denominated in Euro creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our Mexican operations are denominated in Mexican pesos, creating an exposure to foreign currency exchange rates. Additionally, certain of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, in order to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows were hedged against the U.S. dollar. Due to our liquidity situation, we no longer have the capability to enter into forward exchange contracts and therefore are exposed to foreign currency (gains) and losses. We do not use derivative financial instruments if there is no underlying business transaction supporting or related to the derivative financial instrument.

Commodity Price Risk

        We purchase various precious metals used in the manufacture of capacitors and is therefore exposed to certain commodity price risks. These precious metals consist primarily of palladium and tantalum.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We are aggressively pursuing ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk.

        Tantalum powder is a metal used in the manufacture of tantalum capacitors. Management believes tantalum has generally been available in sufficient quantities. However, the limited number of tantalum material suppliers has in the past led to higher prices during periods of increased demand. Although limited, additional suppliers have emerged in the market. This fact, along with our effort to broaden the number of qualified suppliers, should minimize our commodity price risk exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)   Disclosure Controls and Procedures

        As of March 31, 2009, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Remediation of Prior Year Material Weakness

        As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008, management determined that, as of March 31, 2008, the Company's disclosure controls and procedures were not effective due to the existence of a material weakness. The material weakness was the result of ineffective policies and procedures related to both the accounting for acquisitions in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and in the preparation of financial reporting information from foreign subsidiaries in accordance with U.S. GAAP. Specifically, the Company did not have adequate policies to ensure an appropriate level of involvement of personnel with sufficient expertise in both U.S. GAAP and operations and accounting at foreign subsidiaries to provide for the preparation of consolidated financial statements in accordance with U.S. GAAP. As a result, neither KEMET's initial accounting for the acquisition of Arcotronics nor the reporting of the results of Arcotronics operations in KEMET's preliminary consolidated financial statements were in accordance with U.S. GAAP. The Company initiated a number of changes in its internal controls to remediate this material weakness. As of March 31, 2009, the following measures to remediate the control deficiency have been implemented:

  •
  The Company hired the former chief financial officer of Arcotronics to manage the accounting group at Arcotronics.

  •
  In June 2008, the Company contracted with a third-party service provider for the position of a full-time equivalent U.S. GAAP accounting professional who joined the Arcotronics accounting group. This professional has experience performing Italian GAAP to U.S. GAAP reconciliations.

  •
  The Company engaged an international accounting firm to review U.S. GAAP adjustments on a quarterly basis.

        Based on the implementation of the additional internal controls discussed above and the subsequent testing of those internal controls for a sufficient period of time, management has concluded that the material weakness has been remediated and that the Company's disclosures and procedures and internal control over financial reporting are now effective.

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

        The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

(c)   Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process, designed by, or under the supervision of, an entity's principal executive and principal financial officers, and effected by an entity's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of the management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on its consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on that assessment, as of March 31, 2009, the Company's management concluded that its internal control over financial reporting was effective.

        Independent registered public accounting firms have audited the Company's consolidated financial statements included in this annual report and have issued attestation reports on the Company's internal control over financial reporting.

(d)   Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Name	Age	Position	Years with Company(1)
Per-Olof Lööf	58	Chief Executive Officer and Director	4
William M. Lowe, Jr.	56	Executive Vice President and Chief Financial Officer	*
Robert R. Argüelles	42	Senior Vice President, Operational Excellence and Quality	*
Conrado Hinojosa	44	Senior Vice President, Tantalum Business Group	10
Marc Kotelon	45	Senior Vice President Sales—Global Sales	15
Charles C. Meeks, Jr.	48	Senior Vice President, Ceramic Business Group	25
Kirk D. Shockley	50	Vice President, Film and Electrolytic Business Group	26
Susan B. Barkal	46	Vice President, Corporate Quality and Chief Compliance Officer	9
Daniel E. LaMorte	63	Vice President and Chief Information Officer	5
Dr. Phillip M. Lessner	50	Vice President and Chief Technology Officer	13
Larry C. McAdams	57	Vice President, Human Resources	25
Dr. Daniel F. Persico	53	Vice President, Strategic Marketing and Business Development	8
Frank G. Brandenberg	63	Chairman of the Board of Directors	5
Dr. Wilfried Backes	66	Director	1
Gurminder S. Bedi	61	Director	3
Joseph V. Borruso	69	Director	1
E. Erwin Maddrey, II	68	Director	17
Robert G. Paul	67	Director	3
Joseph D. Swann	67	Director	5
R. James Assaf	49	Vice President, General Counsel and Secretary	1
Michael W. Boone	58	Vice President and Treasurer	22
David S. Knox	45	Vice President and Corporate Controller	1

(1)
Includes service with Union Carbide Corporation.

*
Less than one year.

Directors and Executive Officers

        Per-Olof Lööf, Chief Executive Officer and Director, was named such in April 2005. Mr. Lööf was previously the Managing Partner of QuanStar Unit LLC, a management consulting firm. Prior to this, he served as Chief Executive Officer of Sensormatic Electronics Corporation and in various management roles with Andersen Consulting, Digital Equipment Corporation, AT&T and NCR. Mr. Lööf serves as a board member of Global Options Inc., and Devcon International Corporation. He received a "civilekonom examen" degree in economics and business administration from the Stockholm School of Economics.

        William M. Lowe, Jr., Executive Vice President and Chief Financial Officer, was named such in July 2008. Mr. Lowe was previously the Vice President, Chief Operating Officer and Chief Financial Officer of Unifi, Inc., a producer and processor of textured synthetic yarns from January 2004 to October 2007. Prior to holding that position, he was Executive Vice President and Chief Financial Officer for Metaldyne, an automotive components manufacturer. He also held various financial management positions with ArvinMeritor, Inc., a premier global supplier of integrated automotive components. He received his B.S. degree in business administration with a major in accounting from Tri-State University and is a Certified Public Accountant.

        Robert R. Argüelles, Senior Vice President, Operational Excellence and Quality, joined KEMET as such in September 2008. Mr. Argüelles previously served as Vice President and Plant Manager with Continental Automotive Systems, which followed his role as a top research and development executive in Continental's North American Chassis & Safety division. Prior to Continental Automotive, Mr. Argüelles worked at Valeo Electronics/ITT Automotive where he was the Product Line Director for Valeo's North American Sensors and Electronics product lines. Mr. Argüelles began his career serving in technical roles at Electronic Data Systems in the Delco Chassis Division. He received a Bachelor of Science degree in Mechanical Engineering, Dynamics and Controls, from Old Dominion University in Norfolk, Virginia.

        Conrado Hinojosa, Senior Vice President, Tantalum Business Group, was named such in October 2007. He joined KEMET in 1999 in the position of Plant Manager of the Monterrey 3 plant in Mexico. Mr. Hinojosa later served as the Operations Director for the Tantalum Division in Matamoros, Mexico and was later named Vice President, Tantalum Business Group in June 2005. Prior to joining KEMET, Mr. Hinojosa held numerous manufacturing positions with IBM de Mexico and had previous experience with Kodak. Mr. Hinojosa received a Masters of Business Administration degree from Instituto Technologico de Estudios Superiores de Monterrey and a Bachelor of Science degree in Mechanical Engineering from Universidad Autonoma de Guadalajara.

        Marc Kotelon, Senior Vice President—Global Sales, was named such in August 2008. He joined KEMET in 1994 and has held various positions of increased responsibility in the sales area prior to the appointment to his current position. Mr. Kotelon received a Bachelor of Science degree in Electronics from Ecole Centrale d'Electronique/Paris.

        Charles C. Meeks, Jr., Senior Vice President, Ceramic Business Group, was named such in October 2007. He joined UCC/KEMET in 1983 in the position of Process Engineer, and has held various positions of increased responsibility including the positions of Plant Manager and Director of Operations, Ceramic Business Group. He was named Vice President, Ceramic Business Group in June 2005. Mr. Meeks received a Masters of Business Administration degree and a Bachelor of Science degree in Ceramic Engineering from Clemson University.

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

        Susan B. Barkal, Vice President of Quality and Chief Compliance Officer, was named such in December 2008. Ms. Barkal joined KEMET in November 1999, and has served as Quality Manager for Tantalum Business Group, Technical Product Manager for all Tantalum product lines and Director of Tantalum Product Management. Ms. Barkal holds a Bachelor of Science degree in Chemical Engineering from Clarkson University and a Master of Science degree in Mechanical Engineering from California Polytechnic University.

        Daniel E. LaMorte, Vice President and Chief Information Officer, joined KEMET as such in May 2004. Prior to joining KEMET, Mr. LaMorte held numerous Information Technology positions with Keycorp, Elf Acquitaine, Fisher Scientific and U.S. Steel Corp. Mr. LaMorte had previously served as Vice President of Worldwide Marketing and Sales for Chemcut, a manufacturer of capital equipment and chemicals in the electronics industry. Prior to Keycorp, Mr. LaMorte served as Chief Information Officer at Submit Order, an E-commerce start-up in Columbus, Ohio. Mr. LaMorte holds a Bachelor of Science degree from the University of Pittsburgh and a Master of Business Administration from Fairleigh Dickinson University.

        Dr. Philip M. Lessner, Vice President, Chief Technology Officer and Chief Scientist, joined KEMET in 1996 as a Technical Associate in the Tantalum Technology Group. He has held several positions of increased responsibility in the Technology and Product Management areas including Senior Technical Associate, Director Tantalum Technology, Director Technical Marketing Services, and Vice President Tantalum Technology prior to his appointment to his current position. Mr. Lessner received a

PhD in Chemical Engineering from the University of California, Berkeley and a Bachelor of Engineering in Chemical Engineering from Cooper Union.

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

        Dr. Daniel F. Persico, Vice President, Strategic Marketing and Business Development, joined KEMET in November 1997, and served as Director of Tantalum Technology, Vice President of Tantalum Technology, and Vice President of Organic Process Technology. Prior to his return to KEMET in December 2006, he held the position of the Executive Vice President and Chief Technology Officer of H.W. Sands Corporation, a manufacturer and distributor of specialty chemicals. Dr. Persico holds a Ph.D. in Chemistry from the University of Texas and a Bachelor of Science degree in Chemistry from Boston College.

        Frank G. Brandenberg, Chairman and Director, was named such in October 2003. Before his retirement in 2003, Mr. Brandenberg was a Corporate Vice President and Sector President of Northrop Grumman Corporation. Prior to joining Northrop, he previously spent 28 years at Unisys where his last position was Corporate Vice President and President, Client/Server Systems, and then later served as the President and Chief Executive Officer of EA Industries, Inc. He received a Bachelor of Science degree in Industrial Engineering and a Master of Science degree in Operations Research from Wayne State University and completed the Program for Management Development at the Harvard Business School.

        Dr. Wilfried Backes, Director, was named such in March 2008. Dr. Backes served as Executive Vice President and Chief Financial Officer with EPCOS AG, a major public electronics company headquartered in Germany, from 2002 through his retirement in 2006. Dr. Backes previously served as Executive Vice President, Chief Financial Officer and Treasurer of Osram Sylvania, Inc. from 1992 to 2002. Prior to that time, Dr. Backes held various senior management positions with Siemens AG including the position of President and Chief Executive Officer of Siemens Components, Inc. from 1989 to 1992. He received Diplom-Volkswirt and Dr.rer.pol. degrees from Rheinische-Friedrich-Wilhelms-Universität in Bonn, Germany.

        Gurminder S. Bedi, Director, was named such in May 2006. Mr. Bedi served as Vice President of Ford Motor Company from October 1998 through his retirement in December 2001. Mr. Bedi served in a variety of other managerial positions at Ford Motor Company for more than thirty years. He currently serves on the board of directors of Compuware Corporation and Actuant Corporation. He earned a Bachelor of Science degree in Mechanical Engineering from George Washington University and a Master of Business Administration degree from the University of Detroit.

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

        Robert G. Paul, Director, was named such in July 2006. Mr. Paul is the retired President of the Base Station Subsystems Unit of Andrew Corporation, a global designer, manufacturer, and supplier of communications equipment, services, and systems. From 1991 through July 2003, he was President and Chief Executive Officer of Allen Telecom Inc. which was acquired by Andrew Corporation during 2003. Mr. Paul joined Allen Telecom in 1970 where he built a career holding various positions of increasing responsibility including Chief Financial Officer. Mr. Paul also serves on the board of directors and audit committees for Rogers Corporation and Comtech Telecommunications Corp. He earned a Bachelor of Science degree in Mechanical Engineering from the University of Wisconsin-Madison and a Master of Business Administration degree from Stanford University.

        Joseph D. Swann, Director, was named such in October 2003. Mr. Swann is the retired President of Rockwell Automation Power Systems and a former Senior Vice President of Rockwell Automation. Mr. Swann also serves as non-executive Chairman of Integrated Power Services, LLC, a private company. He earned a Bachelor of Science degree in Ceramic Engineering from Clemson University and a Master of Business Administration degree from Case Western Reserve University.

Other Key Employees

        R. James Assaf, Vice President, General Counsel and Secretary, was named such in July 2008. Mr. Assaf joined KEMET as Vice President, General Counsel in March 2008. Prior to joining KEMET, Mr. Assaf served as General Manager for InkSure Inc., a start-up seller of product authentication solutions. He had also previously held several positions with Sensormatic Electronics Corporation, including Associate General Counsel and Director of Business Development, Mergers & Acquisitions. Prior to Sensormatic, Mr. Assaf served as an Associate Attorney with the international law firm Squire Sanders & Dempsey. Mr. Assaf received his Bachelor of Arts degree from Kenyon College and his Juris Doctor degree from Case Western Reserve University School of Law.

        Michael W. Boone, Vice President and Treasurer, was named such in July 2008. Mr. Boone joined KEMET in June 1987 as Manager of Credit and Cash Management and has previously held the positions of Senior Director of Finance and Corporate Secretary before his appointment to his current position. Mr. Boone holds a Bachelor of Business Administration degree in Banking and Finance from the University of Georgia.

        David S. Knox, Vice President and Corporate Controller, joined KEMET as such in February 2008. From November 1999 through February 2008 Mr. Knox held various financial positions at Unifi, Inc. and was the Corporate Controller from August 2002 through February 2008. Mr. Knox received a Bachelor of Science degree in Business Administration from the University of North Carolina at Chapel Hill and is a Certified Public Accountant.

Audit Committee

        KEMET has an Audit Committee made up of the following independent, non-management directors: E. Erwin Maddrey, II (Chairman of Audit Committee), Wilfried Backes, and Robert G. Paul. Mr. Maddrey is KEMET's "Audit Committee Financial Expert"; however, both Dr. Backes and Mr. Paul have prior financial statement experience. Messrs. Maddrey and Paul have served on audit committees with other companies. The Charter for KEMET's Audit Committee (the "Charter") can be found in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2009, which is incorporated herein by reference. The Charter can also be downloaded, free of charge, from KEMET's website at http://www.kemet.com.

Other Information

        Other information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on July 30, 2009.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2009. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2009, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2009, and from "Equity Compensation Plan Disclosure" in Item 5 hereof.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2009.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information regarding the fees and services of KEMET's principal accountants is incorporated by reference to the material under the heading "Appointment of Independent Registered Public Accounting Firm" in the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 30, 2009.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
(1)    Financial Statements

        The following financial statements are filed as a part of this report:

(a)
(2)    Financial Statement Schedules

        Financial statement schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(a)
(3)    List of Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

2.1	Asset and Share Purchase Agreement dated December 12, 2005, between EPCOS AG, KEMET Electronics GmbH, KEMET Electronics S.A., and KEMET Corporation (the "Company" or KEMET Corporation) (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K/A dated April 20, 2006).
2.2	Amendment Agreement dated April 13, 2006, to the Asset and Share Purchase Agreement dated December 12, 2005 between EPCOS AG, KEMET Electronics GmbH, KEMET Electronics S.A., and the Company (incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K/A dated April 20, 2006).
2.3	Asset Purchase Agreement dated December 12, 2005, as amended on April 13, 2006, between EPCOS AG, KEMET Electronics (Suzhou) Co., Ltd., and the Company (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K/A dated April 20, 2006).
2.4	Restated Heidenheim Manufacturing and Supply Agreement dated April 13, 2006, between EPCOS AG, EPCOS Portugal, the Company, and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K/A dated April 20, 2006).
2.5	Substitution Agreement (Asset and Share Purchase Agreement) dated April 13, 2006, between EPCOS AG, KEMET Electronics GmbH, KEMET Electronics S.A., the Company, and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K/A dated April 20, 2006).

2.6	Substitution Agreement (Asset Purchase Agreement) dated April 13, 2006, between EPCOS AG, KEMET Electronics (Suzhou) Co., Ltd., KEMET Electronics Corporation, and
and the Company (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K/A dated April 20, 2006).
2.7	Sale and Purchase Agreement dated August 10, 2007 between Blue Skye (Lux) S.a r.l. and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 16, 2007).
3.1	Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992).
3.2	Amended and Restated By-laws of KEMET Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 3, 2008).
4.1	Certificate representing shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
4.2	Registration Rights Agreement, dated as of November 1, 2006, by and among the Company, Credit Suisse Securities (USA) LLC, and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 [Reg. No. 333-140943] filed on February 28, 2007).
4.3	Indenture, dated as of November 1, 2006, by and among the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 [Reg. No. 333-140943] filed on February 28, 2007).
4.4	Form of 2.25% Convertible Senior Note due 2026 (included in Exhibit 4.3).
10.1	Registration Agreement, dated as of December 21, 1990, by and among the Company and each of the investors and executives listed on the schedule of investors and executives attached thereto (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.2	Form of Amendment No. 1 to Registration Agreement, dated as of April 28, 1994 (incorporated by reference to Exhibit 10.3.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-61898] ).
10.3	Services Agreement, dated as of December 21, 1990, as amended as of March 30, 1992, by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.4	Form of Grant of Nonqualified Stock Option, dated April 6, 1992, by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.12.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.5	Form of KEMET Electronics Corporation Distributor Agreement (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.6	Form of KEMET Electronics Corporation Standard Order Acknowledgment, Quotation, and Volume Purchase Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.7	Form of KEMET Electronics Corporation Product Warranty (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).

10.8	Amendment No. 1 to Stock Purchase and Sale Agreement, dated as of December 21, 1990. The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the Agreement upon Request by the Commission (incorporated by reference to Exhibit 10.20.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056]).
10.9	Form of Deferred Compensation Plan for Key Managers effective as of January 1, 1995 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).
10.10	Form of Collateral Assignment and Split Dollar Insurance (incorporated by reference to Exhibit 10.31 to the Company's Annual Report of Form 10-K for the year ended March 31, 1995).
10.11	1995 Executive Stock Option Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.12	Executive Bonus Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.13	Amendment No. 2 to Services Agreement by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.14	Amendment No. 3 to Services Agreement dated as of January 1, 1996, by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.15	Amendment No. 4 to Services Agreement dated as of March 1, 1996, by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).
10.16	1992 Key Employee Stock Option Plan
10.17	Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.18	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 [Reg. No. 333-123308]).
10.19	Purchase Agreement, dated as of November 1, 2006, by and among the Company, Credit Suisse Securities (USA) LLC, and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 1.01 to the Company's Registration Statement on Form S-3 [Reg. No. 333-140943] filed on February 28, 2007).
10.20	Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 3, 2006 (incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2006).
10.21	Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective July 19, 2006 (incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2006).
10.22	Amendment to the Compensation Plan of Chief Executive Officer and other executive officers effective March 28, 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated April 3, 2007).

10.23	Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 8, 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated May 14, 2007).
10.24	Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 16, 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated May 23, 2007).
10.25	Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers dated May 5, 2008 (incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 2008).
10.26	Confidential Separation Agreement between David E. Gable and KEMET Corporation, dated as of June 1, 2008 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 13, 2008).
10.27	Loan Agreement by Certified Private Agreement dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and KEMET Corporation (English translation) (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 21, 2008).
10.28	Mortgage Deed dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and Arcotronics Industries S.r.l. (English translation) (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 21, 2008).
10.29	Addendum dated April 3, 2009, to Mortgage Deed dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and Arcotronics Industries S.r.l. (English translation).
10.30	Deed of Pledge of Stocks dated October 21, 2008 among UniCredit Corporate Banking S.p.A., KEMET Electronics Corporation and Arcotronics Italia S.p.A. (English translation) (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated October 21, 2008).
10.31	Deed of Pledge of Shares dated October 21, 2008 among UniCredit Corporate Banking S.p.A., Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l. (English translation) (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated October 21, 2008).
10.32	Deed of Assignment of Credit for Guaranty Purposes dated October 21, 2008 among UniCredit Corporate Banking S.p.A., KEMET Corporation, KEMET Electronics Corporation, Arcotronics Italia S.p.A., Arcotronics Industries S.r.l., Arcotronics Hightech S.r.l. and Arcotronics Technologies S.r.l. (English translation) (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated October 21, 2008).
10.33	Letter of Extension Agreement dated April 3, 2009 to Credit Line Granted by UniCredit Corporate Banking S.p.A. to KEMET Corporation dated October, 2007.
10.34	Loan Agreement, dated as of September 15, 2008 between KEMET Electronics Corporation and Vishay Intertechnology, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2008).
10.35	Pledge and Security Agreement, dated as of September 15, 2008 made by KEMET Electronics Corporation in favor of Vishay Intertechnology, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.36	Asset Purchase Agreement, dated as of September 15, 2008, by and between KEMET Electronics Corporation and Siliconix Technology C.V. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.37	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).
10.38	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 22, 2009).
10.39	Credit Agreement, dated as of May 5, 2009, by and among the Company, K Financing, LLC and the other guarantor parties thereto (incorporated by reference to Exhibit (b)(1) filed with the Company's Schedule TO, filed on May 5, 2009).
10.40	Amended and Restated Credit Agreement, dated as of June 7, 2009, by and among the Company, K Financing, LLC and the other parties thereto (incorporated by reference to Exhibit (b)(1) filed with the Company's Amendment No. 3 to Schedule TO, filed with the SEC on June 8, 2009).
10.41	Form of Closing Warrant (incorporated by reference to Exhibit (d)(8) filed with the Company's Amendment No. 3 to Schedule TO, filed with the SEC on June 8, 2009).
10.42	Form of Termination Warrant (incorporated by reference to Exhibit (d)(9) filed with the Company's Amendment No. 3 to Schedule TO, filed with the SEC on June 8, 2009).
10.43	Form of Investor Rights Agreement (incorporated by reference to Exhibit (d)(10) filed with the Company's Schedule TO, filed with the SEC on May 5, 2009).
10.44	Form of Corporate Advisory Services Agreement by and between the Company and Platinum Equity Advisors, LLC (incorporated by reference to Exhibit (d)(11) to the Company's Schedule TO, filed May 5, 2009).
10.45	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Per-Olof Lööf.
10.46	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and William M. Lowe, Jr.
10.47	Change in Control Severance Compensation Agreement dated September 8, 2008, between the Company and Robert Argüelles.
10.48	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Conrado Hinojosa.
10.49	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Marc Kotelon.
10.50	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Charles C. Meeks, Jr.
10.51	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Kirk D. Shockley.
10.52	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Daniel E. LaMorte.
10.53	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Dr. Philip M. Lessner.
10.54	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Larry C. McAdams.
10.55	Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Daniel F. Persico.
10.56	Second Amended and Restated KEMET Corporation Deferred Compensation Plan.

10.57	Employment Agreement dated July 30, 2007 between the Company and Per-Olof Lööf (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 30, 2007).
10.58	Amendment Agreement to the Credit Line Agreement entered into on October 3, 2007 by and between UniCredit Corporate Banking S.p.A. and the Company, dated April 30, 2009 (incorporated by reference to Exhibit (d)(12) filed with the Company's Schedule TO, filed with the SEC on June 15, 2009).
10.59	Amendment to the Credit Line Agreement entered into on October 3, 2007 as amended on April 30, 2009 and May 25, 2009, by and between UniCredit Corporate Banking S.p.A. and the Company, dated May 25, 2009 (incorporated by reference to Exhibit (d)(13) filed with the Company's Schedule TO, filed with the SEC on June 15, 2009).
10.60	Amendment to the Loan Agreement entered into on April 30, 2009, by and between UniCredit Corporate Banking S.p.A. and the Company, dated June 1, 2009 (incorporated by reference to Exhibit (d)(14) filed with the Company's Schedule TO, filed with the SEC on June 15, 2009).
10.61	Commitment Letter to the Company by UniCredit Corporate Banking S.p.A., dated April 30, 2009 (incorporated by reference to Exhibit (d)(15) filed with the Company's Schedule TO, filed with the SEC on June 15, 2009).
10.62	Amendment to the Loan Agreement by Certified Private Agreement entered into September 29, 2008 by and between UniCredit Corporate Banking S.p.A. and the Company, dated April 30, 2009 (English translation) (incorporated by reference to Exhibit (d)(16) filed with the Company's Schedule TO, filed with the SEC on June 15, 2009).
10.63	Amendment to the Loan Agreement by Certified Private Agreement entered into September 29, 2008 as amended on April 30, 2009 by and between UniCredit Corporate Banking S.p.A. and the Company, dated June 1, 2009 (English translation) (incorporated by reference to Exhibit (d)(17) filed with the Company's Schedule TO, filed with the SEC on June 15, 2009).
10.64	Amendment No. 1 to Amended and Restated Credit Agreement entered into on June 7, 2009, by and among the Company, K Financing, LLC and the other parties thereto, dated June 21, 2009 (incorporated by reference to Exhibit (b)(2) filed with the Company's Amendment No. 5 to Schedule TO, filed with the SEC on June 22, 2009).
14.1	KEMET Corporation's Code of Business Integrity and Ethics (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended March 31, 2007).
21.1	Subsidiaries of KEMET Corporation
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302
31.2	Certification of the Chief Financial Officer Pursuant to Section 302
32.1	Certification of the Chief Executive Officer Pursuant to Section 906
32.2	Certification of the Chief Financial Officer Pursuant to Section 906

 Report of Independent Registered Public Accounting Firm

The Board of Directors
KEMET Corporation:

        We have audited KEMET Corporation's internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KEMET Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, ("Controls and Procedures"), of the Annual report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of Arcotronics Italia S.p.A and subsidiaries (Arcotronics Group), a wholly-owned subsidiary, whose consolidated financial statements reflect total assets and total net sales constituting 20 percent and 19 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2009. Arcotronics Group's internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Arcotronics Group's internal control over financial reporting, is based solely on the report of the other auditors.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

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

        In our opinion, based on our audit and the report of the other auditors, KEMET Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated June 30, 2009 expresses an unqualified opinion on those consolidated financial statements and includes; (a) an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern; and (b) explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R) Share-Based Payment, SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Post- retirement Plans, and Financial Accounting Standards Board ("FASB") Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ KPMG LLP KPMG LLP
Greenville, South Carolina June 30, 2009

 Independent Auditors' Report

The Board of Directors
KEMET Corporation:

        We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Arcotronics Italia S.p.A and subsidiaries (Arcotronics Group), a wholly-owned subsidiary, which statements reflect total assets constituting approximately 20 percent and 28 percent, and total net sales constituting approximately 19 percent and 10 percent in 2009 and 2008, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Arcotronics Group, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009 in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 1 and 11 to the consolidated financial statements, effective April 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        As discussed in Note 9 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans, as of March 31, 2007.

        As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of April 1, 2007.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced a decline in net sales, profitability and liquidity during the year ended March 31, 2009. As further disclosed in Note 2, the Company currently forecasts that it will meet the financial covenants required by its debt agreements with lenders at each of the measurement dates during fiscal year 2010. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on the Company's operations, there is significant uncertainty as to whether the Company's forecasts will be achieved. Furthermore, the Company currently anticipates that it will continue to experience severe pressure on its liquidity during fiscal year 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KEMET Corporation's internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 30, 2009 expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. We did not audit the internal control over financial reporting of Arcotronics Group, whose consolidated financial statements reflect total assets and net sales constituting 20 percent and 19 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2009. Arcotronics Group's internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Arcotronics Group's internal control over financial reporting, is based solely on the report of the other auditors.

/s/ KPMG LLP KPMG LLP
Greenville, South Carolina June 30, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
ARCOTRONICS ITALIA S.p.A.
Sasso Marconi, Italy

        We have audited the consolidated balance sheets of Arcotronics Italia S.p.A. and subsidiaries (the "Company") (a wholly-owned subsidiary of KEMET Electronics Corporation, the "Parent Company") as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 2009 and the period from October 12, 2007 (acquisition date) to March 31, 2008 (all expressed in euros and not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arcotronics Italia S.p.A. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended March 31, 2009 and the period from October 12, 2007 (acquisition date) to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        The consolidated financial statements for the year ended March 31, 2009, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses from operations, stockholders' deficit, and inability to generate sufficient cash flow to meet its obligations and sustain its operations, including restructuring plans, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE S.p.A.
/s/ DELOITTE & TOUCHE S.P.A. Bologna, Italy June 29, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
ARCOTRONICS ITALIA S.p.A.
Sasso Marconi, Italy

        We have audited the internal control over financial reporting of Arcotronics Italia S.p.A. and subsidiaries (the "Company") (a wholly owned subsidiary of KEMET Electronics Corporation, the "Parent Company") as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (not presented separately herein). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2009 of the Company and our report dated June 29, 2009 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

DELOITTE & TOUCHE S.p.A.
/s/ DELOITTE & TOUCHE S.P.A. Bologna, Italy June 29, 2009

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except per share data)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$39,204	$81,383
Accounts receivable, net	120,139	197,258
Inventories	154,981	243,714
Other current assets	11,245	15,692
Deferred income taxes	151	4,017

Total current assets	325,720	542,064

Property, plant and equipment, net	357,977	479,396
Goodwill	—	182,273
Intangible assets, net	24,094	35,786
Other assets	7,010	12,381

Total assets	$714,801	$1,251,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$25,994	$108,387
Accounts payable	52,332	131,468
Accrued expenses	51,125	59,626
Income taxes payable	1,127	3,524

Total current liabilities	130,578	303,005

Long-term debt	307,111	304,294
Other non-current obligations	57,316	80,130
Deferred income taxes	5,466	21,679
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01, authorized 300,000, shares issued 88,525 and 88,240 shares at March 31, 2009 and 2008, respectively	885	882
Additional paid-in capital	322,905	323,359
Retained earnings (deficit)	(62,699)	214,180
Accumulated other comprehensive income	12,663	65,565
Treasury stock, at cost (7,714 and 7,950 shares at March 31, 2009 and 2008, respectively)	(59,424)	(61,194)

Total stockholders' equity	214,330	542,792

Total liabilities and stockholders' equity	$714,801	$1,251,900

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2009	2008	2007
Net sales	$804,385	$850,120	$658,714
Operating costs and expenses:
Cost of sales	736,286	695,397	517,443
Selling, general and administrative expenses	93,770	99,048	89,450
Research and development	28,956	35,699	33,385
Restructuring charges	30,874	25,341	12,572
Goodwill impairment	174,327	—	—
Write down of long-lived assets	67,624	4,218	—
Net gain on sales and disposals of assets	(25,505)	(702)	(1,214)
Curtailment gains on benefit plans	(30,835)	—	—

Total operating costs and expenses	1,075,497	859,001	651,636

Operating income (loss)	(271,112)	(8,881)	7,078
Other (income) expense:
Interest income	(618)	(6,061)	(6,283)
Interest expense	21,459	14,074	7,174
Other (income) expense, net	(14,084)	(4,412)	(1,273)
Loss on early retirement of debt	2,212	—	—

Income (loss) before income taxes	(280,081)	(12,482)	7,460
Income tax expense (benefit)	(3,202)	5,111	563

Net income (loss)	$(276,879)	$(17,593)	$6,897

Net income (loss) per share:
Basic and diluted	$(3.44)	$(0.21)	$0.08

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stock- holders' Equity
Balance at March 31, 2006	86,879	$881	$315,500	$221,221	$(2,343)	$(22,556)	$512,703
Comprehensive income (loss):
Net income (loss)	—	—	—	6,897	—	—	6,897
Unrealized gain on foreign exchange contracts, net	—	—	—	—	854	—	854
Unrealized securities loss, net	—	—	—	—	(627)	—	(627)
Foreign currency translation gain	—	—	—	—	7,271	—	7,271
Mark to market U.S. treasuries	—	—	—	—	1,870	—	1,870

Total comprehensive income (loss)				6,897	9,368		16,265
Effect of SFAS No. 158	—	—	—	—	23,393	—	23,393
Exercise of stock options	138	—	(1,718)	—	—	2,515	797
Stock-based compensation expense	—	—	6,811	—	—	—	6,811
Vesting of restricted stock	27	—	—	—	—	269	269
Purchases of stock by employee savings plan	52	1	466	—	—	—	467
Treasury stock repurchase	(3,344)	—	—	—	—	(24,947)	(24,947)

Balance at March 31, 2007	83,752	882	321,059	228,118	30,418	(44,719)	535,758
Comprehensive income (loss):
Net income (loss)	—	—	—	(17,593)	—	—	(17,593)
Unrealized gain (loss) on foreign exchange contracts, net	—	—	—	—	(91)	—	(91)
Changes in pension net prior service credit and actuarial gains, net	—	—	—	—	154	—	154
Changes in retiree plan net prior service credit and actuarial gains, net	—	—	—	—	(1,213)	—	(1,213)
Foreign currency translation gain	—	—	—	—	35,205	—	35,205
Mark to market U.S. treasuries	—	—	—	—	1,092	—	1,092

Total comprehensive income (loss)				(17,593)	35,147		17,554
Adjustment to adopt FIN No. 48	—	—	—	3,655	—	—	3,655
Exercise of stock options	22	—	(91)	—	—	222	131
Stock-based compensation expense	—	—	3,340	—	—	—	3,340
Vesting of restricted stock	150	—	(1,524)	—	—	1,524	—
Purchases of stock by employee savings plan	85	—	575	—	—	—	575
Treasury stock repurchase	(3,719)	—	—	—	—	(18,221)	(18,221)

Balance at March 31, 2008	80,290	882	323,359	214,180	65,565	(61,194)	542,792
Comprehensive income (loss):
Net income (loss)	—	—	—	(276,879)	—	—	(276,879)
Unrealized gain (loss) on foreign exchange contracts, net	—	—	—	—	(763)	—	(763)
Changes in pension net prior service credit and actuarial gains, net	—	—	—	—	(2,677)	—	(2,677)
Changes in retiree plan net prior service credit and actuarial gains, net	—	—	—	—	(19,209)	—	(19,209)
Foreign currency translation	—	—	—	—	(30,253)	—	(30,253)

Total comprehensive income (loss)				(276,879)	(52,902)		(329,781)
Stock-based compensation expense	—	—	1,070	—	—	—	1,070
Vesting of restricted stock	236	—	(1,770)	—	—	1,770	—
Purchases of stock by employee savings plan	285	3	246	—	—	—	249

Balance at March 31, 2009	80,811	$885	$322,905	$(62,699)	$12,663	$(59,424)	$214,330

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Years Ended March 31,
	2009	2008	2007
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$(276,879)	$(17,593)	$6,897
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	57,290	53,522	40,854
Goodwill impairment	174,327	—	—
Write down of long-lived assets	67,624	4,218	—
(Gains) losses on sales and disposals of assets	(25,505)	(702)	(1,214)
Curtailment gains on benefit plans	(30,835)	—	—
Stock-based compensation expense	1,070	3,340	6,811
Deferred income taxes	(8,146)	2,342	(1,299)
Changes in assets and liabilities:
Accounts receivable	44,777	1,810	(23,291)
Inventories	71,308	(8,214)	(11,816)
Prepaid expenses and other current assets	4,055	3,217	2,568
Accounts payable	(67,356)	(15,499)	11,876
Accrued expenses and income taxes	(490)	(42,329)	(3,261)
Deferred income taxes payable	(2,906)	(5,751)	5,407
Other non-current obligations	(2,609)	1,122	(10,695)
Other	—	(46)	(904)

Net cash provided by (used in) operating activities	5,725	(20,563)	21,933

Investing activities:
Capital expenditures	(30,541)	(43,605)	(28,670)
Proceeds from sale of equipment and building	34,870	3,018	1,444
Acquisitions, net of cash received	(1,000)	(69,896)	(105,453)
Change in restricted cash	3,900	(37)	(6,513)
Proceeds from sale of fuel cell business	—	5,759	—
Proceeds from maturity of short-term investments	—	46,076	—
Proceeds from sale of investments	—	—	26,432
Proceeds from sale of investment in affiliate	—	—	1,679
Other	—	(768)	239

Net cash provided by (used in) investing activities	7,229	(59,453)	(110,842)

Financing activities:
Proceeds from sale of common stock to employee savings plan	249	575	467
Proceeds from issuance of debt	23,317	142,014	175,000
Payment on debt	(75,487)	(170,150)	(20,000)
Debt issuance costs	(1,574)	(602)	—
Purchases of treasury stock	—	(18,221)	(24,947)
Proceeds from exercise of stock options	—	131	797

Net cash provided by (used in) financing activities	(53,495)	(46,253)	131,317

Net increase (decrease) in cash and cash equivalents	(40,541)	(126,269)	42,408
Effect of foreign currency fluctuations on cash	(1,638)	1,963	(497)
Cash and cash equivalents at beginning of fiscal year	81,383	205,689	163,778

Cash and cash equivalents at end of fiscal year	$39,204	$81,383	$205,689

Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$21,255	$9,330	$5,994
Income taxes paid	5,199	6,198	922

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Organization and Significant Accounting Policies

Nature of Business and Organization

        KEMET Corporation which together with its subsidiaries is referred to herein as "KEMET" or the "Company" is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, film capacitors, electrolytic capacitors, paper capacitors and solid aluminum capacitors. The Company is headquartered in Greenville, South Carolina, and has manufacturing plants and distribution centers located in the United States, Mexico, Europe and Asia. Additionally, the Company has wholly-owned foreign subsidiaries which primarily provide sales support for KEMET's products in foreign markets.

        Using the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," KEMET is organized into three distinct business groups: the Tantalum Business Group ("Tantalum"), the Ceramic Business Group ("Ceramic") and the Film and Electrolytic Business Group ("Film and Electrolytic"). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups based on the business groups' respective budgeted net sales (see Note 8, "Segment and Geographic Information").

Basis of Presentation

        Certain amounts for fiscal years 2008 and 2007 have been reclassified to conform with the fiscal year 2009 presentation.

Principles of Consolidation

        The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. During fiscal year 2008, the Company acquired Evox Rifa Group Oyj and Arcotronics Italia S.p.A. effective April 24, 2007 and October 12, 2007, respectively.

Cash Equivalents

        Cash equivalents of $11.3 million and $22.1 million at March 31, 2009 and 2008, respectively, consist of money market accounts with an initial term of less than three months. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

        During April 2006 and in conjunction with a contractual provision in a commercial agreement, KEMET put in place a performance bond in the amount of EUR 2.5 million through a European bank. An interest-bearing deposit was placed with a European bank for EUR 2.8 million. The deposit is in KEMET's name and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made against the bond. The bond was terminated in January 2009 and the restricted cash in support of the bond was released.

        A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax ("VAT") registration in The Netherlands.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

The bank guarantee is in the amount of EUR 1.5 million ($2.0 million). An interest-bearing deposit was placed with a European bank for EUR 1.7 million ($2.3 million). The deposit is in KEMET's name and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made. The bank guarantee has no expiration date.

Derivative Financial Instruments

        The Company has used certain derivative financial instruments to reduce exposures to volatility of foreign currencies.

        The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative financial instruments not designated as a hedge, changes in fair value are recognized in income (loss). For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in the line item "Accumulated other comprehensive income" ("AOCI") on the Consolidated Balance Sheets until the hedged item is recognized in income (loss). Ineffectiveness is recognized immediately in income (loss). For derivatives designated as fair value hedges, changes in fair value are recognized in income (loss). In the past, the Company has entered into forward contracts to buy Mexican pesos for periods and amounts consistent with the related underlying cash flow exposures. These contracts were designated as hedges at inception and monitored for effectiveness on a routine basis. Due to the Company's liquidity situation, the Company no longer has the capability to enter into forward contracts and as such as of March 31, 2009, the Company did not have any outstanding forward contracts. At March 31, 2008, the Company had outstanding forward exchange contracts that matured within nine months to purchase Mexican pesos with notional amounts of $33.9 million. The fair value of these contracts totaled $0.8 million at March 31, 2008, and they were recorded in the line item "Accrued expenses" on the Consolidated Balance Sheet. The impact of the changes in fair values of these contracts resulted in AOCI, net of taxes, of $0 and $0.8 million for the fiscal years ended March 31, 2009 and March 31, 2008, respectively.

Inventories

        Inventories are stated at the lower of cost or market. The carrying value of inventory is reviewed and adjusted based on slow moving and obsolete items, historical shipments, customer forecasts and backlog and technology developments. Inventory costs include material, labor and manufacturing overhead and are determined by the "first-in, first-out" ("FIFO") method. The Company has consigned inventory at certain customer locations totaling $5.6 million at March 31, 2009 and 2008.

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

        The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires entities to test long-lived assets, excluding goodwill and other intangible assets that are not amortized, for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the carrying value of such assets. An impairment loss would be recognized for an asset that is assessed as being impaired. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the undiscounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company's financial condition and operating results. The Company recorded $62.3 million and $4.2 million in impairment charges for the fiscal years 2009 and 2008, respectively (see Note 3, "Impairment Charges"). No such impairment charges were incurred during fiscal year 2007.

Goodwill

        The Company applies the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. The Company performs its impairment test during the first quarter of each fiscal year and when otherwise warranted.

        The Company is organized into three distinct business groups: Tantalum, Ceramic and Film and Electrolytic. The Company evaluates its goodwill on a reporting unit basis consistent with the provisions of SFAS No. 142. This requires the Company to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit as defined under SFAS No. 142, with the corresponding carrying amounts. If the reporting unit's carrying amount exceeds its fair value, then an indication exists that the

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

reporting unit's goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit's goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit's fair value. The Company determined the fair value of its reporting units using an income-based, discounted cash flow ("DCF") analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. In addition to the above described reporting unit valuation techniques, the Company's goodwill impairment assessment also considers the Company's aggregate fair value based upon the value of the Company's outstanding shares of common stock.

        The goodwill impairment reviews are highly subjective and involve the use of significant estimates and assumptions in order to calculate the impairment charges. Estimates of business enterprise fair value use discounted cash flow and other fair value appraisal models and involve making assumptions for future sales trends, market conditions, growth rates, cost reduction initiatives and cash flows for the next several years. Future changes in assumptions may negatively impact future valuations.

        See Note 3, "Impairment Charges" for a further discussion of the annual goodwill and other identifiable intangible assets impairment tests.

Other Assets

        Other assets consist principally of the funding related to a deferred compensation plan in the U.S. and debt issuance costs.

Deferred Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Stock-based Compensation

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

Concentrations of Credit and Other Risks

        The Company sells to customers globally. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers. TTI, Inc. accounted for over 10% of the Company's net sales in fiscal years 2009 and 2008. In fiscal year 2007, TTI, Inc. and Arrow Electronics, Inc. each accounted for over 10% of the Company's net sales. There were no customers' accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2009 or at March 31, 2008.

        The Company, as well as the industry, utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to the end-users. For the fiscal years ended March 31, 2009, 2008, and 2007, net sales to electronics distributors accounted for 47.4%, 47.6%, and 53.8.%, respectively, of the Company's total net sales.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (losses), currency forward contract gains (losses), currency translation gains (losses), unrealized investment gains (losses) from available-for-sale securities, defined benefit plan adjustments including those adjustments which result from changes in net prior service credit and actuarial gains (losses), and is presented in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss).

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

        The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders' equity section of the Consolidated Balance Sheets (amounts in thousands):

	Currency Forward Contract Gains (Losses)	Foreign Currency Translation Gains (Losses)	Net Unrealized Investment Gains (Losses)	Defined Benefit Post-retirement Plan Adjustments(1)	Defined Benefit Pension Plans	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2006	$—	$(8)	$(2,335)	$—	$—	$(2,343)
2007 Activity(2)	854	7,271	1,243	23,393		32,761

Balance at March 31, 2007	854	7,263	(1,092)	23,393	—	30,418
2008 Activity(2)	(91)	35,205	1,092	(1,213)	154	35,147

Balance at March 31, 2008	763	42,468	—	22,180	154	65,565
2009 Activity(2)	(763)	(30,253)	—	(19,209)	(2,677)	(52,902)

Balance at March 31, 2009	$—	$12,215	$—	$2,971	$(2,523)	$12,663

(1)
Reflects the adoption of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Benefits" on March 31, 2007.

(2)
Due primarily to established valuation allowances, there was no significant deferred tax effect associated with AOCI movement.

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

        The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET's list price and the lower authorized price for that specific transaction. The Company establishes reserves for its SFSD program based primarily on historical SFSD activity and on the actual inventory levels of certain distributor customers. The actual inventory levels at these distributors comprise approximately 90% of the total global distributor inventory related to customers who participate in the SFSD Program.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

        Domestic distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, will not exceed 5% of their rolling three-month purchases. Foreign distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, will not exceed 5% of their rolling three month purchases. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets.

        The establishment of sales allowances is recognized as a component of the line item "Net sales" on the Consolidated Statements of Operations, while the associated reserves are included in the line item "Accounts receivable, net" on the Consolidated Balance Sheets. A summary of sales allowances is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
Ship-from-stock and debit	$8,551	$9,439	10,385
Returns	1,405	1,843	1,490
Price protection	164	—	9
Other	1,826	803	111

	$11,946	$12,085	$11,995

        The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company's liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of net sales for the fiscal years ended March 31, 2009, 2008, and 2007. The Company recognizes warranty costs when losses are both probable and reasonably estimable.

Factoring of Receivables

        Arcotronics factors a portion of its accounts receivables through factoring transactions. As of March 31, 2009 and 2008 all factoring transactions were with recourse to the seller. These transactions do not meet the derecognition requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Consequently, as of March 31, 2009 and 2008, respectively, EUR 1.7 million ($2.3 million) and EUR 5.4 million ($8.5 million) of receivables sold through factoring transactions are recorded on the Consolidated Balance Sheets in the line item "Accounts receivable, net." A corresponding liability, amounting to EUR 1.1 million ($1.4 million) and EUR 2.2 million ($3.5 million) as of March 31, 2009 and 2008, respectively related to the advance cash received from the factoring agent, is recorded in the line item "Current portion of long-term debt" on the Consolidated Balance Sheets.

Shipping and Handling Costs

        The Company's shipping and handling costs are reflected in the line item "Cost of sales" on the Consolidated Statements of Operations. Shipping and handling costs were $26.6 million, $19.5 million, and $9.2 million in the fiscal years ended March 31, 2009, 2008, and 2007, respectively.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

Exit Costs

        The Company applies the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability, as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," is incurred. The Company also applies the provisions of SFAS No. 112, "Employer's Accounting for Postemployment Benefits", as applicable. SFAS No. 112 addresses financial accounting for postemployment benefits provided to former or inactive employees, including their beneficiaries and covered dependents, after employment but before retirement.

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

Environmental Cost

        The Company recognizes liabilities for environmental remediation when it is probable that a liability has been incurred and can be reasonably estimated. The Company determines its liability on a site-by-site basis, and it is not discounted or reduced for anticipated recoveries from insurance carriers. In the event of anticipated insurance recoveries, such amounts would be presented on a gross basis in other current or non-current assets, as appropriate. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized.

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include impairment of property and equipment, intangibles and goodwill; valuation allowances for accounts receivables, price protection and customers' returns, and deferred income taxes; environmental liabilities; valuation of derivative instruments and assets and obligations related to employee benefits. Actual results could differ from these estimates and assumptions.

Impact of Recently Issued Accounting Standards

        In April 2009, the FASB approved FSP No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP No. 107-1 and APB 28-1"), which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for the

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

Company. The Company does not expect the adoption of this accounting guideline to impact the Company's results of operations or financial position.

        In April 2009, the FASB approved FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. 157-4"), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management's need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for the Company. The Company is currently unable to quantify the effect, if any, that the adoption of FSP No. 157-4 will have on the Company's results of operations or financial position.

        On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Post-retirement Benefit Plan Assets". This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and post-retirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this FSP are required for annual periods ending after December 15, 2009, or fiscal year 2010 for the Company. The Company is currently evaluating the requirements of these additional disclosures.

        On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP No. APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, or fiscal year 2010 for the Company, and must be applied retrospectively to all periods presented. This standard is expected to have an impact on the Company's consolidated financial statements; however, the Company has not yet determined the amount of the impact.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets", ("FSP FAS 142-3"). FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions when determining the useful life of recognized intangible assets under FASB No. 142, Goodwill and Other Intangible Assets, ("FAS 142"). FSP FAS 142-3 applies to (i) intangible assets that are acquired individually or with a group of other assets and (ii) intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the requirement in FAS 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 replaces the previous useful-live assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively only to intangible assets acquired after the FSP's effective date. The Company will adhere to FSP FAS 142-3 for intangible assets acquired beginning with the first quarter of fiscal year 2010.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity's financial position, financial performance, and cash flows. SFAS No. 161 was effective for the Company in the fourth quarter of fiscal year 2009. The adoption of SFAS No. 161 did not have a material impact on the Company's consolidated financial statement disclosures.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 or fiscal year 2010. Early adoption is prohibited.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option were elected to be reported in earnings. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal year 2009. The Company did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities as of April 1, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position ("FSP") No. 157-2. SFAS No. 157 for non-financial assets and liabilities is now effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company's financial position or results of operations.

Note 2: Debt, Liquidity and Capital Resources

        The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Specifically, the consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt, Liquidity and Capital Resources (Continued)

classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern. The significant uncertainties surrounding the Company's liquidity and capital resources and ability to meet financial covenants as discussed below, cast substantial doubt on the Company's ability to continue as a going concern. The failure to successfully maintain sufficient cash, and/or the non-compliance with the Company's financial covenants without a waiver or amendment granted by the Company's lenders, would have a material adverse effect on the Company's business, results of operations, financial position and liquidity.

        The current economic environment continues to negatively affect sales which, in turn, has had an adverse impact on the Company's liquidity. During the fiscal year ended March 31, 2009, we experienced a decline in net sales, profitability and liquidity. Subsequent to March 31, 2009 the Company executed the Revised Amended and Restated Credit Agreement (the "Revised Amended and Restated Platinum Credit Facility") with K Financing, LLC ("K Financing"), an affiliate of Platinum Equity Capital Partners II, L.P. ("Platinum Equity"). See Note 17, "Subsequent Events" for further discussion on the Revised Amended and Restated Platinum Credit Facility. Given the Company's cost reduction and working capital initiatives, the Company's anticipated borrowing ability under the working capital loan provision of the Revised Amended and Restated Platinum Credit Facility, and the UniCredit Amendments discussed below and in Note 17, the Company estimates that the Company's current operating plans will provide for sufficient cash to cover liquidity requirements. However, the Company currently anticipates that the Company will continue to experience severe pressure on the Company's liquidity during fiscal year 2010. Furthermore, the generation of adequate liquidity will largely depend upon the Company's ability to achieve sales growth over the next several quarters and the Company's ability to execute the Company's current operating plans and to manage costs. In light of current global economic conditions and other risks and uncertainties, there can be no assurance that the Company will be successful in this regard. An unanticipated decrease in sales, sales that fall below the Company's expectations, or other factors that would cause the actual outcome of the Company's plans to differ from expectations could create a shortfall in cash available to fund the Company's liquidity needs. The Company will continually monitor and adjust the Company's business plan as necessary to respond to developments in the Company's business, markets and the broader economy. In addition to the actions discussed below, the Company continues to review additional initiatives to improve liquidity in the short-term as well as to reduce the Company's total overall leverage, including the sale of non-core assets.

        Based on the Company's operating plans, the Company currently forecast that the Company will meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. However, in the case of the EBITDA covenant, the Company's forecast shows that the Company will achieve the required level of profitability by a narrow margin. The Company's current forecast anticipates a steady recovery, over the next several quarters, of the principal markets and industries into which the Company's products are sold. The Company's expectations in this regard are based on the Company's consideration of various information sources including, among others, industry surveys and input from various key customers. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on the Company's operations, there is significant uncertainty as to whether the Company's forecasts will be achieved. Therefore, there can be no assurance that the Company will be able to meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A. In the event of a covenant breach, the Company would seek a waiver or

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt, Liquidity and Capital Resources (Continued)

amendment, but such remedy would be out of the Company's control and rest in the discretion of the Company's lenders.

        The Company's liquidity needs arise from working capital requirements, acquisitions, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of the restructuring plan. Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements and existing cash balances.

        In fiscal year 2009, the poor economic environment negatively affected sales and had an adverse impact on the Company's results of operations and liquidity. The Company's unfavorable results would have triggered a violation of its Senior Note debt covenants had the Company not negotiated temporary amendments to the covenants in order to remain in compliance. Prior to the expiration of these covenant amendments, the Senior Notes were paid off, resulting in total principal payments of $60.0 million in fiscal year 2009 to eliminate the Company's Senior Notes. The primary reasons for the unrestricted cash balance decreasing from $81.4 million at March 31, 2008 to $39.2 million at March 31, 2009 were the Senior Notes being paid off (as noted above), cash restructuring and integration related costs, totaling approximately $30.1 million and capital expenditures of $30.5 million. These items were partially offset by $33.7 million of proceeds from the sale of assets related to the production and sale of wet tantalum capacitors and proceeds from a three-year term loan for $15.0 million with Vishay Intertechnology, Inc ("Vishay").

        The Company took aggressive steps to offset the adverse impact of lower revenues and net losses in liquidity. These included:

  •
  Cost reduction plans which are expected to save approximately $52 million on an annualized basis;

  •
  Where possible, a 10% wage reduction for all salaried employees effective January 1, 2009 (excluding those on a commission based salary) and temporary suspension of the U.S. defined contribution plan match, reducing it from 6% to 0%. These actions are expected to save approximately $12 million on an annualized basis;

  •
  Delaying capital spending and aligning remaining capital spending with cash flow;

  •
  Reducing past due accounts receivables through more robust collection efforts and implementing aggressive inventory reduction plans; and

  •
  Selling assets related to the production and sale of wet tantalum capacitors for $33.7 million in the second quarter of fiscal year 2009 that allowed the Company to pay off the balance of the Senior Notes.

        In addition to the above actions, the Company continued throughout fiscal year 2009 to review strategic financing alternatives to improve liquidity and reduce overall leverage. See Note 17, "Subsequent Events", for discussion of the initiatives implemented to address the Company's liquidity.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt, Liquidity and Capital Resources (Continued)

        A summary of debt is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008
Convertible Debt	$175,000	$175,000
UniCredit Facility A	79,848	79,060
UniCredit Facility B	46,578	74,300
Senior Notes	—	60,000
Vishay	15,000	—
Other	16,679	24,321

Total debt	333,105	412,681
Current maturities	(25,994)	(108,387)

Total long-term debt	$307,111	$304,294

Convertible Debt

        In November 2006, the Company sold and issued $160.0 million in Convertible Senior Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Notes"). The Notes are unsecured obligations and rank equally with the Company's existing and future unsubordinated and unsecured obligations and are junior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Notes, the Company entered into an indenture (the "Indenture") dated as of November 1, 2006 with Wilmington Trust Company, as trustee.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt, Liquidity and Capital Resources (Continued)

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

  •
  The Company makes certain significant distributions to the holders of the Common Stock; or

  •
  In connection with a transaction or event constituting a "fundamental change" (as defined in the Indenture).

        The Company received net proceeds from the sale of the Notes of approximately $170.2 million, after deducting discounts and offering expenses of approximately $4.8 million. Net proceeds from the sale were used to repurchase 3.3 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Notes offering). Debt issuance costs related to the Notes were $2.5 million and have been recorded in the line item "Other assets" on the accompanying Consolidated Balance Sheets. Debt issuance costs are being amortized over a period of five years.

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

        The Notes are convertible into Common Stock at a rate equal to 103.0928 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $9.70 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at the Company's election, cash or shares of Common Stock with respect to the remainder. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's own stock", the contingent conversion feature was not required to be bifurcated and accounted for separately under the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities''.

        If the Company undergoes a "fundamental change", holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. One

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt, Liquidity and Capital Resources (Continued)

occurrence creating a "fundamental change" is the Company's common stock ceasing to be listed on the New York Stock Exchange ("NYSE") or another national securities exchange in the United States, without then being quoted on an established automated over-the-counter trading market in the United States The transfer of the trading of the Company's stock from the NYSE to the OTC Bulletin Board did not constitute a "fundamental change." An additional occurrence creating a "fundamental change" would be any failure to repay UniCredit Corporate Banking S.p.A. ("UniCredit") amounts when due. Because the Company does not currently have the ability to repay the Notes, the occurrence of a "fundamental change" and the decision by holders of the Notes to require immediate payment of the Company's outstanding indebtedness would have a material adverse effect on the Company's business, results of operations, financial position and liquidity.

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

        The estimated fair value of the Notes, based on quoted market prices as of March 31, 2009 and March 31, 2008, was approximately $25 million and $126 million, respectively. The Company had interest payable related to the Notes included in the line item "Accrued expenses" on its Consolidated Balance Sheets of $1.5 million at both March 31, 2009 and March 31, 2008.

        On May 5, 2009, the Company commenced a tender offer for any and all of the outstanding Notes. On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes). The Company financed the tender offer with a term loan pursuant to the Revised Amended and Restated Platinum Credit Facility with K Financing. See Note 17, "Subsequent Events" for a further discussion on the tender offer and related developments.

UniCredit

        In December 2007, in connection with the refinancing of certain third party indebtedness acquired as part of the acquisition of Arcotronics, the Company entered into a credit facility with UniCredit whereby UniCredit agreed to lend to the Company EUR 50 million ($72.0 million). The Company used the proceeds from this borrowing, together with cash on hand and the drawdown of EUR 1.0 million ($1.4 million) under a separate credit facility with UniCredit, to refinance third party indebtedness of Arcotronics.

        In October 2008, the Company entered into a new medium-term credit facility in the principal amount of EUR 60 million ($79.8 million) ("Facility A") with UniCredit. Facility A is effective for a

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt, Liquidity and Capital Resources (Continued)

four and one-half year term with the first payment due April 1, 2009, and terminates on April 1, 2013. Proceeds from Facility A in the amount of EUR 50 million ($66.5 million) were used to pay off the above mentioned separate credit facility with UniCredit with a scheduled maturity date of December 2008. Additional proceeds from Facility A in the amount of EUR 10.0 million ($13.3 million) were applied to reduce the outstanding principal of Facility B with UniCredit with a scheduled maturity date of April 2009. Material terms and conditions of Facility A are as follows (Facility A was subsequently amended as described below. See also Note 17, "Subsequent Events"):

(i)	Maturity:	April 1, 2013
(ii)	Interest Rate:	Floating at six-month EURIBOR plus 1.7%
(iii)	Amortization:	Nine semi-annual installments due each April and October
(iv)	Structure:	Secured with Italian real property, certain European accounts receivable and shares of two of the Company's Italian subsidiaries

        The Company is subject to covenants under Facility A which, among other things, restrict its ability to make capital expenditures above certain thresholds and require it to meet financial tests related principally to fixed charge coverage ratio and profitability. The first measurement date for these financial tests was to be June 30, 2009. Thereafter, the measurement date will occur every three months, on a trailing twelve month basis.

        The occurrence of events that significantly compromise the Company's financial, economic, asset or operating situation and significantly compromise the Company's ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A. The Company deems the foregoing provision of Facility A to be a subjective acceleration clause and has assessed the likelihood of whether or not it will be exercised. While the Company does not presently expect UniCredit to exercise its rights under this clause within the next twelve months, there can be no assurance that UniCredit will not exercise their rights. There are also provisions under Facility A which require the Company's continued listing on a stock exchange or regulated stock market existing in the U.S. The Company's listing on the OTC Bulletin Board complies with the covenants under Facility A.

        Material terms and conditions of Facility B are as follows (see discussion of subsequent amendments to Facility B below and in Note 17, "Subsequent Events"):

(i)	Maturity:	April 9, 2009
(ii)	Interest Rate:	Floating at three month EURIBOR plus 1.2%
(iii)	Amortization:	Bullet payment at maturity
(iv)	Structure:	Unsecured

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt, Liquidity and Capital Resources (Continued)

        Subsequent to March 31, 2009, the Company entered into an agreement to extend and restructure Facility B. Facility B remained unsecured, and does not contain any covenants, however it contains cross acceleration provisions linked to Facility A, and bears interest at a rate of six-month EURIBOR plus 2.5 percent. Like Facility A, Facility B includes a subjective acceleration clause. Under the amendment to Facility B, and prior to the additional subsequent amendment noted below, the principal amount was due in three installments of EUR 2.0 million each on January 1, 2010, July 1, 2010 and January 1, 2011, and a fourth and final principal payment in the amount of EUR 29.0 million on July 1, 2011. As a result of this restructuring, the Company has included EUR 33.0 million ($43.9 million) of Facility B as long-term debt as of March 31, 2009.

        In April 2009, the Company entered into additional amendments to Facility A and Facility B with UniCredit which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the scheduled amortization under Facility A and Facility B. These amendments to the UniCredit facilities became effective June 26, 2009 upon the consummation of the tender offer. As a result of these amendments, the Company has included approximately $8 million of principal payments originally scheduled for October 2009 as long-term debt as of March 31, 2009. See Note 17, "Subsequent Events" for further discussion of these amendments.

Senior Notes

        In May 1998, the Company sold $100 million of its Senior Notes pursuant to the terms of a Note Purchase Agreement dated May 1, 1998, between the Company and eleven purchasers of the Senior Notes. The Senior Notes had a final maturity date of May 4, 2010, and began amortizing on May 4, 2006. The Senior Notes carried interest at a fixed rate of 6.66%, with interest payable semiannually beginning November 4, 1998. A principal payment of $20 million was made in May 2008 and in September 2008 the Company prepaid its obligations under the Senior Notes, including the outstanding principal balance of $40.0 million, accrued interest of $1.0 million, a make-whole amount of $2.0 million, and a prepayment fee of $0.2 million. The make-whole amount and prepayment fee are shown on the line item "Loss on early retirement of debt" on the Consolidated Statements of Operations.

        The Company had interest payable related to the Senior Notes, included in the line item "Accrued expenses", on its Consolidated Balance Sheets of $0 million and $1.6 million at March 31, 2009 and 2008, respectively.

Other

        In the second quarter of fiscal year 2009, the Company sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay. The Company received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets. At the same time, the Company entered into a three-year term loan agreement for $15.0 million and a security agreement with Vishay. The loan carries an interest rate of LIBOR plus 4% which is payable monthly. The entire principal amount of $15.0 million matures on September 15, 2011 and can be prepaid without penalty. Pursuant to the security agreement, the loan is secured by certain accounts receivable of the Company.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt, Liquidity and Capital Resources (Continued)

        The following table highlights the Company's annual maturities of Long-term debt (amounts in thousands):

	Annual Maturities of long-term debt Fiscal Years Ended March 31,
	2010	2011(1)	2012	2013	2014	Thereafter
Convertible Debt	$—	$—	$—	$—	$—	$175,000
UniCredit Facility A(2)	7,717	19,083	13,608	8,217	31,223	—
Vishay	—	—	15,000	—	—	—
UniCredit Facility B(2)	2,662	5,323	13,308	13,308	11,977	—
Other	7,632	4,603	1,949	1,226	1,235	34

	$18,011	$29,009	$43,865	$22,751	$44,435	$175,034

(1)
Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of their Notes on November 15, 2011, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.

(2)
Reflects the amended terms upon the consummation of the tender offer. See Note 17, "Subsequent Events".

Note 3: Impairment Charges

        During the fiscal years 2009 and 2008, the Company incurred impairment charges totaling $242.0 million and $4.2 million, respectively.

        The Company's goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of its reporting units as defined under SFAS No. 142, with carrying amounts. If the reporting unit's aggregate carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit's goodwill being measured exceeds its implied fair value, up to the total amount of its assets. The Company determines the fair value of a reporting unit using an income-based approach, discounted cash flow analysis, and market based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method).

        For purposes of the goodwill impairment test, the Company has identified the following three reporting units: Tantalum, Ceramic and Film and Electrolytic. Goodwill and indefinite-lived intangible assets, are tested annually for impairment during the first quarter of each fiscal year and upon the occurrence of certain events or substantive changes in circumstances. In connection with the performance of its 2009 annual impairment analyses, the Company recorded asset impairments of $88.6 million. This impairment is a result of the Company revising its earnings forecast used in the Company's SFAS No. 142 analysis due to reduced earnings and cash flows caused by macro-economic factors, excess capacity issues in the industry and delays in integrating recently acquired businesses. The asset impairments recorded reduced the carrying values of goodwill in Film and Electrolytic and Ceramic by $76.2 million and $12.4 million, respectively.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Impairment Charges (Continued)

        One of the factors that determine whether or not goodwill is impaired is the market value of the Company's common stock. During the second quarter, the Company's stock price declined significantly below the level the Company considered in performing its annual impairment review as of June 30, 2008. As such, the Company tested goodwill for impairment again as of September 30, 2008. This impairment test resulted in a second quarter goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of Film and Electrolytic, and Tantalum. These impairment charges are aggregated and reported in the line item "Goodwill impairment" on the Consolidated Statements of Operations.

        For the impairment or disposal of long-lived assets, the Company follows the guidance as prescribed in SFAS No. 144. Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. Based in part upon the first quarter impairment of goodwill, the Company determined that there was an indication that the carrying amount of certain long-lived asset groups might not be recoverable and tested the long-lived assets of Ceramic for impairment.

        Tests for the recoverability of a long-lived asset to be held and used are performed by comparing the carrying amount of the long-lived asset to the sum of the estimated future net undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, the Company uses future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, periods of operation and projections of sales and cost of sales. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. It was determined that the book value of the long-lived assets of Ceramic was not fully recoverable, and an impairment charge of $58.6 million was calculated, equal to the excess of the carrying amount of the long-lived assets over their fair value. The fair value was established on the basis of fair value in exchange. Fair value in exchange is defined as the price at which the property would change hands between a willing buyer and a willing selling, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. In addition, Ceramic recorded a $5.3 million impairment charge to write off all of its other intangible assets. These impairment charges are reported in the line item "Write down of long-lived assets" on the Consolidated Statements of Operations.

        KEMET also completed long-lived asset impairment tests in the second, third and fourth quarters of fiscal year 2009 and concluded that no further impairment existed.

        Also during the fourth quarter of fiscal year 2009, the Company reclassified one of the manufacturing facilities which was classified as held for sale during fiscal year 2008 to held and used. These assets no longer meet the criteria to be classified as held for sale under SFAS No. 144. The carrying value of this facility was reclassified into property, plant and equipment for all periods presented in the Condensed Consolidated Balance Sheets. This reclassification did not have an impact on the Company's Consolidated Statements of Operations, however, at March 31, 2009, the Company recognized an impairment of $2.5 million which primarily relates to this facility as the carrying amount of the facility is considered not fully recoverable based on an independent appraisal dated February 28, 2009. In addition, a research and development facility located in Heidenheim, Germany was closed and $1.2 million was recognized as an impairment due to the abandonment of long-lived assets.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Impairment Charges (Continued)

        During the third quarter of fiscal year 2008, Tantalum recognized a $1.2 million charge to reduce the carrying value of an idle facility located in Mauldin, South Carolina, which was classified as held for sale as of March 31, 2008. The write-down was based on an offer to purchase which ultimately did not result in a sale of the property. Also, in the third fiscal quarter, the Company recorded a $0.9 million impairment charge relating to a manufacturing facility in Heidenheim, Germany, which was included in the manufacturing relocation plan. During the fourth quarter of fiscal year 2008, Tantalum determined that certain equipment in the Evora, Portugal plant would be scrapped; and as a result, an impairment charge of $2.1 million was recorded to reduce the carrying value to the estimated scrap value. These impairment charges are recorded in the line item "Write down of long-lived assets" on the Consolidated Statements of Operations.

Note 4: Restructuring

        Since the end of fiscal year 2002, the Company has initiated several restructuring programs (the "Plan") in order to reduce costs, to remove excess capacity, and to make the Company more competitive on a world-wide basis. Since the goals of each of these restructuring programs fall into one of the rationales listed above, the Company has elected to disclose the impacts on an annual basis rather than by each restructuring program.

        A summary of the expenses aggregated on the Consolidated Statements of Operations line item "Restructuring charges" in the fiscal years ended March 31, 2009, 2008, and 2007, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
Manufacturing relocation costs	$5,451	$8,157	$9,726
Personnel reduction costs	25,423	17,184	2,846

Restructuring charges	$30,874	$25,341	$12,572

Fiscal Year Ended March 31, 2009

        Restructuring charges incurred during fiscal year 2009 totaled $30.9 million. The Company announced three initiatives to reduce fixed costs to be more in line with lower sales volumes. During the first quarter of fiscal year 2009, the Company recognized charges of $4.9 million primarily for reductions in workforce in Film and Electrolytic. In the second quarter of fiscal year 2009, the Company recognized charges of $16.1 million related to the rationalization of corporate staff and manufacturing support functions in the United States, Europe, Mexico, and Asia. Approximately 640 employees were affected by this action. During the third quarter of fiscal year 2009, the Company recognized charges of $3.5 million related primarily to the reduction of approximately 1,500 manufacturing positions representing approximately 14% of the Company's workforce. During the fourth quarter of fiscal year 2009, the Company incurred expenses of $0.9 million primarily related to the closing of sales offices. The Company also incurred expenses of $5.5 million related to the Company's manufacturing relocation plan.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Restructuring (Continued)

Fiscal Year Ended March 31, 2008

        Restructuring charges incurred during fiscal year 2008 totaled $25.3 million. These charges were primarily incurred as part of the Plan announced in July 2003 that included moving manufacturing operations from the United States to lower cost facilities in Mexico and China, which are substantially complete. There were global reductions in the Company's workforce throughout the year. The Company recognized expenditures of $8.2 million relating to the manufacturing relocation plan.

Fiscal Year Ended March 31, 2007

        Restructuring charges incurred during fiscal year 2007 totaled $12.6 million. These charges were primarily incurred as part of the Plan announced in July 2003 that included moving manufacturing operations from the United States to lower cost facilities in Mexico and China, which are substantially complete. As a result of reductions in workforce in Europe, $1.5 million was recognized. The Company recognized expenditures of $9.7 million relating to the manufacturing relocation plan.

        A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items "Accrued expenses" and"Other non-current obligations" on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Manufacturing Relocations
Balance at March 31, 2006	$2,129	$—
Costs charged to expense	2,846	9,726
Costs paid or settled	(4,034)	(9,726)

Balance at March 31, 2007	941	—

Costs charged to expense	17,184	8,157
Costs paid or settled	(16,290)	(8,157)

Balance at March 31, 2008	1,835	—

Costs charged to expense	25,423	5,451
Costs paid or settled	(19,365)	(5,451)

Balance at March 31, 2009	$7,893	$—

Note 5: Goodwill and Intangible Assets

        The Company applies the provisions of SFAS No. 142. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis. During fiscal year 2009, the Company recognized an impairment of $174.3 million, reducing goodwill balance to zero. Additionally, in accordance with SFAS No. 144, the Company recognized an impairment of $5.3 million related to intangible assets in Ceramic. See Note 3, "Impairment Charges" for a further discussion on the annual goodwill and other identifiable intangible assets impairment tests.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the years ended March 31, 2009 and 2008 are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008
Balance at the beginning of fiscal year	$182,273	$36,552
Acquisitions	—	130,838
Impairment charges	(174,327)	—
Adjustment related to prior year opening balance sheet deferred tax calculation	(2,902)	—
Effect of foreign currency fluctuations	(5,044)	14,883

Balance at the end of fiscal year	$—	$182,273

        The following table summarizes each segment's goodwill (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008
Tantalum	$—	$23,653
Ceramic	—	12,418
Film and Electrolytic	—	146,202

	$—	$182,273

        In fiscal year 2008, the Company acquired Arcotronics Italia S.p.A. ("Arcotronics"), for a purchase price of $24.8 million and $8.5 million for acquisition related costs. The acquisition included manufacturing operations as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. Arcotronics is managed and reported under Film and Electrolytic. Goodwill and amortized intangibles related to the acquisition of Arcotronics amounted to $129.0 million and $11.2 million, respectively, at March 31, 2008. As previously noted, goodwill related to this acquisition was written off during fiscal year 2009.

        In fiscal year 2008, the Company acquired Evox Rifa Group Oyj ("Evox Rifa") for a purchase price of $40.8 million, including $2.8 million for acquisition related costs. The acquisition included manufacturing operations as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. Evox Rifa is managed and reported under Film and Electrolytic. Goodwill and amortized intangibles related to the acquisition of Evox Rifa amounted to $17.9 million and $11.4 million, respectively, at March 31, 2008. As previously noted, goodwill related to this acquisition was written off during fiscal year 2009.

        In fiscal year 2007, the Company acquired the tantalum business unit of EPCOS for a purchase price of $105.8 million. The acquisition included a tantalum capacitor manufacturing operation in Evora, Portugal as well as certain research and development, marketing, and sales functions in various locations, primarily within Europe. EPCOS is managed and reported under Tantalum. With this purchase, the Company recorded $6.1 million of goodwill. Also, the Company recorded approximately $0.4 million of trademarks, $1.6 million of patents and $0.8 million for a noncompete agreement. As previously noted, goodwill related to this acquisition was written off during fiscal year 2009. The noncompete agreement is amortized using the straight line method over five years.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Goodwill and Intangible Assets (Continued)

        The following table highlights the Company's goodwill and other intangible assets (amounts in thousands):

	March 31, 2009		March 31, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Goodwill	$—		$182,273
Trademarks	7,617		7,617

Unamortized intangibles	7,617		189,890
Amortized Intangibles (3-20 years)	21,447	4,970	40,653	12,484

	$29,064	$4,970	$230,543	$12,484

        Estimated amortization of intangible assets for the next five fiscal years and thereafter is $2.4 million, $2.0 million, $1.4 million, $1.4 million, $0.7 million and $8.6 million.

Note 6: Asset Sales

        Tantalum completed two sales of fixed assets during fiscal year 2009. In the second quarter of fiscal year 2009, the Company sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay. Cash proceeds of $33.7 million were received, net of amounts held in escrow, from the sale of these assets. At the same time, the Company entered into a three-year term loan for $15.0 million with Vishay. See Note 2, "Debt, Liquidity and Capital Resources" for more information on the term loan. The sale resulted in a pre-tax gain of $28.3 million, which is net of related fees and amounts held in escrow. Proceeds of $1.5 million are held in escrow to secure the Company's obligations under the sales agreement and the Company is entitled to receive these funds in March 2010, unless both parties agree to disburse the funds at an earlier date or unless the buyer is entitled to a portion of the funds under the terms of the escrow agreement. The Company will record any release of escrow funds as additional gain when the funds are received. Annual revenues generated from these assets were approximately $16.0 million.

        Also during the second quarter of fiscal year 2009, the Company sold a property which was classified as held for sale as of March 31, 2008. Proceeds from this sale were $1.2 million which approximated the carrying value.

        In the ordinary course of business, the Company incurs losses due to the obsolescence and disposal of fixed assets. The net losses incurred in the ordinary course of business totaled $2.8 million and $0.7 million in fiscal years 2009 and 2008, respectively.

Note 7: Commitments

        (a) The Company has agreements with distributors and certain other customers that, under certain conditions, allow for returns of overstocked inventory, provide protection against price reductions initiated by the Company and grants other sales allowances. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable. See Note 1, "Organization and Significant Accounting Policies". The Company adjusts sales based on historical experience. Charges against sales in fiscal years 2009, 2008 and 2007 were $58.0 million, $67.6 million

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Commitments (Continued)

and $74.2 million, respectively. Actual applications against the allowances in fiscal years 2009, 2008 and 2007 were $58.9 million, $68.1 million and $79.0 million, respectively.

        (b) On December 10, 2002, the Company announced that it agreed to an extension of the term of its tantalum supply agreement with Cabot Corporation ("Cabot"). The extended agreement relates to both tantalum powder and tantalum wire products and calls for reduced prices, higher volumes, and a term that ended in fiscal year 2007. As the prices of tantalum powder and tantalum wire products decreased, the Company recorded purchase commitment losses as well as inventory losses (if the inventory was on hand). As of March 31, 2006, the Company purchased the entire inventory that was committed to be purchased under the original agreement. The Company assumed a supply agreement with Cabot resulting from the acquisition of the EPCOS tantalum business unit on April 13, 2006. This contract extended through September 2008. The Company recorded an unfavorable contract provision on the opening balance sheet. The Company had a liability balance of $2.2 million as of April 1, 2007 and paid or settled the entire balance during fiscal year 2008.

        (c) The Company's leases are primarily for distribution facilities or sales offices that expire principally between 2009 and 2018. A number of leases require that the Company pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were $4.1 million, $4.2 million and $4.4 million in fiscal years 2009, 2008, and 2007, respectively.

        During fiscal year 2005, the Company subleased to a third party a 60,000 square foot facility and then leased back 5,000 square feet of this facility. Annual rental income from the sublease is included in the Consolidated Statements of Operations and was $0.2 million for fiscal years 2009, 2008 and 2007. The sublease rental expense was $0.1 million in fiscal years 2009, 2008, and 2007.

        Future minimum lease payments over the next five fiscal years and thereafter under non-cancelable operating leases at March 31, 2009, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Minimum lease payments	$4,828	$3,238	$2,633	$2,020	$1,286	$1,367	$15,372
Sublease rental income	(238)	(238)	(238)	(251)	(252)	(273)	(1,490)

Net minimum lease payments	$4,590	$3,000	$2,395	$1,769	$1,034	$1,094	$13,882

Note 8: Segment and Geographic Information

        The Company is organized into three distinct business groups: Tantalum, Ceramic, and Film and Electrolytic based primarily on products lines. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups based on the business groups' respective budgeted net sales.

Tantalum

        Tantalum operates in eight manufacturing sites in the United States, Mexico, China, and Portugal. This business group produces tantalum and aluminum polymer capacitors. This business group also

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Segment and Geographic Information (Continued)

maintains a product innovation center in the United States. Tantalum products are sold in all regions of the world.

Ceramic

        Ceramic operates in two manufacturing locations in Mexico. This business group produces ceramic capacitors. In addition, this business group also has a product innovation center in the United States. Ceramic products are sold in all regions of the world.

Film and Electrolytic

        Film and Electrolytic operates in thirteen manufacturing sites in Europe and Asia. This business group produces film, paper, and electrolytic capacitors. In addition, this business group also has a product innovation center in Sweden. Film and Electrolytic products are sold in all regions in the world.

        The following tables summarize information about each segment's net sales, operating income (loss), depreciation and amortization and total assets (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
Net sales:
Tantalum	$366,675	$423,320	$424,203
Ceramic	175,916	225,610	234,511
Film and Electrolytic.	261,794	201,190	—

	$804,385	$850,120	$658,714

Operating (loss) income(1)(2)(3):
Tantalum	$13,318	$(1,752)	$2,674
Ceramic	(98,694)	(4,487)	4,404
Film and Electrolytic	(185,736)	(2,642)	—

	$(271,112)	$(8,881)	$7,078

Depreciation and amortization expenses:
Tantalum	$31,411	$31,005	$26,294
Ceramic	10,625	13,654	13,766
Film and Electrolytic	13,666	6,139	—

	$55,702	$50,798	$40,060

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Segment and Geographic Information (Continued)

	March 31,
	2009	2008
Total assets:
Tantalum	$357,515	$496,256
Ceramic	155,768	282,405
Film and Electrolytic.	201,518	473,239

	$714,801	$1,251,900

    (1)
    Restructuring charges included in Operating (loss) income were as follows (amounts in thousands)

	Fiscal Years Ended March 31,
	2009	2008	2007
Total restructuring:
Tantalum	$11,388	$19,046	$7,013
Ceramic	7,143	5,125	5,559
Film and Electrolytic.	12,343	1,170	—

	$30,874	$25,341	$12,572

    (2)
    Impairment charges and write downs included in Operating (loss) income were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
Impairment charges and write downs:
Tantalum	$26,233	$4,218	$—
Ceramic	78,187	—	—
Film and Electrolytic	137,531	—	—

	$241,951	$4,218	$—

    (3)
    Gain on sale of assets included in Operating (loss) income were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
(Gain) loss on sale of assets:
Tantalum	$(26,435)	$(442)	$(1,373)
Ceramic	1,123	(260)	159
Film and Electrolytic	(193)	—	—

	$(25,505)	$(702)	$(1,214)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Segment and Geographic Information (Continued)

        The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2009	2008	2007
United States	$184,496	$212,021	$195,213
Europe(2)(3)	161,636	194,804	102,618
Hong Kong	111,460	109,604	—
Germany	105,288	81,689	61,837
China	86,140	74,426	178,116
Asia Pacific(2)(3)	43,775	83,258	57,602
Singapore	40,649	40,567	42,937
Italy	36,977	14,982	—
United Kingdom	20,809	16,074	—
Other countries(2)	13,155	22,695	20,391

	$804,385	$850,120	$658,714

    (1)
    Revenues are attributed to countries or regions based on the location of the customer. The Company sold $81.8 million and $101.2 million in fiscal years 2009 and 2008, respectively, to one customer, which accounted for more than 10% of net sales. In fiscal year 2007, the Company sold $93.8 million and $71.0 million to two customers, each of which accounted for more than 10% of net sales.

    (2)
    No country included in this caption exceeded 2% of consolidated net sales for 2009, 2008, and 2007.

    (3)
    Excluding the specific countries listed in this table.

        The following geographic information includes long-lived assets, including assets held for sale, based on physical location (amounts in thousands):

	March 31,
	2009	2008
Mexico	$82,066	$126,849
Italy	80,564	64,503
Portugal	78,458	106,265
United States	63,551	97,318
China	44,593	49,231
Indonesia	12,850	13,355
Finland	9,326	18,582
Other	10,663	39,079

	$382,071	$515,182

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans

        Effective March 31, 2007, the Company implemented the requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans". Under SFAS No. 158, the funded status of each pension and other post-retirement benefit plan is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans), replacing the accrued or prepaid asset recorded and reversing any amounts previously recorded with respect to any additional minimum pension liability.

        The Company sponsors defined benefit pension plans which include eight in Europe, one in Singapore and two in Mexico. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans. Prior to the acquisition of Evox Rifa and Arcotronics in fiscal year 2008, the Company had immaterial European defined benefit pension plans which were not disclosed.

        The Company has two post-retirement benefit plans: health care and life insurance benefits for certain retired United States employees who reach retirement age while working for the Company. The health care plan is contributory, with participants' contributions adjusted annually. The life insurance plan is non-contributory.

        Effective March 1, 2009, the Company amended its post-retirement health care and life insurance benefit plans to eliminate all obligations for non- Union Carbide Corporation grandfathered retirees. As a result of this amendment, the Company recognized a curtailment gain of $30.6 million.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

        A summary of the changes in benefit obligations and plan assets is as follows (amounts in thousands):

	Pension		Other Benefits
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of the year	$28,973	$8,469	$15,602	$16,608
Service cost	663	616	89	117
Interest cost	1,441	940	638	933
Plan participants' contributions	60	67	1,402	1,716
Actuarial (gain) loss	1,487	(1,807)	(935)	(1,291)
Foreign currency exchange rate change	(5,985)	2,356	—	—
Gross benefits paid	(1,197)	(1,107)	(3,075)	(2,602)
Plan amendments and other	4,779	69	(12,167)	121
Business acquisitions	—	20,210	—	—
Curtailments	(229)	(840)	—	—

Benefit obligation at end of year	$29,992	$28,973	$1,554	$15,602

Change in Plan Assets
Fair value of plan assets at beginning of year	$14,367	$5,344	$—	$—
Actual return on plan assets	(966)	(471)	—	—
Foreign currency exchange rate changes	(2,697)	914	—	—
Employer contributions	1,163	816	1,673	886
Plan participants' contributions	60	67	1,402	1,716
Gross benefits paid	(1,197)	(1,107)	(3,075)	(2,602)
Business acquisitions	—	8,804	—	—

Fair value of plan assets at end of year	$10,730	$14,367	$—	$—

Funded status at end of year
Fair value of plan assets	$10,730	$14,367	$—	$—
Benefit obligations	(29,992)	(28,973)	(1,554)	(15,602)

Amount recognized at end of year	$(19,262)	$(14,606)	$(1,554)	$(15,602)

        The Company expects to contribute $2.1 million to the pension plans in fiscal year 2010, which includes benefit payments to be made for unfunded plans.

        The Company expects to make no contributions to fund the post-retirement health care and life insurance benefit plans in fiscal year 2010 as the Company's policy is to pay benefits as costs are incurred.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

        Amounts recognized in the Consolidated Balance Sheets consist of the following (amounts in thousands):

	Pension		Other Benefits
	2009	2008	2009	2008
Noncurrent asset	$65	$418	$—	$—
Current liability	(1,439)	(237)	(157)	(1,542)
Noncurrent liability	(17,888)	(14,787)	(1,397)	(14,060)

Amount recognized, end of year	$(19,262)	$(14,606)	$(1,554)	$(15,602)

        Amounts recognized in Accumulated other comprehensive income (loss), net of tax, consist of the following (amounts in thousands):

	Pension		Other Benefits
	2009	2008	2009	2008
Net actuarial loss (gain)	$2,347	$(416)	$(2,971)	$(2,254)
Prior service cost (credit)	176	262	—	(19,926)

Accumulated other comprehensive income	$2,523	$(154)	$(2,971)	$(22,180)

        Components of benefit costs consist of the following (amounts in thousands):

	Pension		Other Benefits
	2009	2008	2009	2008	2007
Net service cost	$662	$616	$89	$117	$379
Interest cost	1,441	941	638	933	1,540
Expected return on plan assets	(676)	(482)	—	—	—
Amortization:
Actuarial (gain) loss	(3)	—	(218)	(7)	—
Prior service (credit) cost	24	20	(1,459)	(2,376)	(1,728)
Curtailment (gain) loss	(201)	(806)	(30,634)	—	—

Net periodic benefit cost (credit)	$1,247	$289	$(31,584)	$(1,333)	$191

        The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2010 are actuarial gains of $(178,000), and prior service costs of $20,000.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

        The asset allocation for the Company's European pension plans at March 31, 2009 and the target allocation for 2009, by asset category, are as follows:

Asset Category	Target Allocation	Plan Assets at March 31, 2009
Insurance	60.0%	60.1%
Domestic bonds(1)	15.0	18.2
Domestic equity(1)	15.0	12.1
Foreign equity(2)	10.0	9.6

	100.0%	100.0%

    (1)
    Investments relate to both the United Kingdom and Mexico

    (2)
    Investments relate to the United Kingdom.

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

        Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) are as follows (amounts in thousands):

	Pension		Other Benefits
	2009	2008	2009	2008	2007
Curtailment effects	$—	$—	$30,311	$—	$—
Current year actuarial (gain) loss	3,129	(854)	(935)	(1,291)	—
Foreign currency exchange rate changes	(402)
Amortization of actuarial gain	3	—	218	7	—
Current year prior service (credit) cost	(29)	34	(12,167)	121	—
Amortization of prior service credit (cost)	(24)	(20)	1,782	2,376	—

Total recognized in other comprehensive income	2,677	(840)	19,209	1,213	—

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3,924	$(551)	$(12,375)	$(120)	$191

        In fiscal year 2009, the Company amended its post-retirement plan to eliminate all obligations for non-UCC grandfathered retirees.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

        In fiscal year 2007, the Company made certain changes in the post-retirement benefit plan. Effective March 31, 2007:

  (1)
  Current retirees under the age of 65 would no longer be eligible for subsidized life insurance benefits. Any life insurance benefits that are retained will be paid 100% by the retiree.

  (2)
  Current retirees under the age of 65 would no longer be eligible for the monthly medical supplement once age 65 is reached.

        Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2010	2011	2012	2013	2014	2015-2019
Pension benefits	$2,321	$1,110	$1,182	$1,239	$1,435	$8,484
Other benefits	161	161	159	156	150	631

	$2,482	$1,271	$1,341	$1,395	$1,585	$9,115

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands):

	Pension		Other Benefits
	2009	2008	2009	2008	2007
Projected benefit obligation:
Discount rate	5.5%	5.6%	5.9%	6.0%	6.1%
Rate of compensation increase	2.8%	2.3%	—	—	—
Net periodic benefit cost:
Discount rate	5.6%	5.1%	6.0%	6.1%	6.1%
Rate of compensation increase	2.3%	3.2%	—	—	4.0%
Expected return on plan assets	5.5%	5.6%	—	—	—
Health care cost trend on covered charges	—	—	8.5%	8.5%	9.0%
			decreasing	decreasing	decreasing
			to ultimate	to ultimate	to ultimate
			trend of 5%	trend of 5%	trend of 5%
			in 2015	in 2015	in 2015
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components			$32	$49	$87
—On post-retirement benefits obligation			42	566	546
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components			(28)	(43)	(76)
—On post-retirement benefits obligation			(38)	(510)	(498)

        The measurement date used to determine pension and post-retirement benefits is March 31.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

        The Company evaluated input from its third-party actuary to determine the appropriate discount rate. The determination of the discount rate is based on various factors such as the rate on bonds, term of the expected payouts, and long-term inflation factors.

        The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Losses net of the Company matches related to the deferred compensation plan were $0.7 million in fiscal year 2009, $0.3 million in fiscal year 2008, and $0.7 million in fiscal year 2007. Total benefits accrued under this plan were $1.2 million at March 31, 2009 and $2.3 million at March 31, 2008.

        In addition, the Company has a defined contribution plan (the "Savings Plan") in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. Until January 1, 2009, the Company matched contributions to the Savings Plan up to 6% of the employee's salary. Effective January 1, 2009, the Company temporarily suspended its matching contributions, reducing it from 6% to 0%. The Company made matching contributions of $1.6 million, $2.4 million, and $2.2 million in fiscal years 2009, 2008, and 2007, respectively. As part of the Savings Plan, employees were previously able to elect to purchase the Company's stock. Effective January 1, 2009, the option to elect purchases of KEMET stock was eliminated. For fiscal years 2009, 2008 and 2007, the Savings Plan purchased 284,765; 85,394; and 52,053 shares, respectively.

Note 10: Income Taxes

        The components of income (loss) before income taxes consist of (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
Domestic (U.S.)	$(132,334)	$(33,233)	$(15,912)
Foreign (Outside U.S.)	(147,747)	20,751	23,372

	$(280,081)	$(12,482)	$7,460

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

        The provision for income tax expense (benefit) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
Current:
Federal	$274	$(961)	$—
State and local	96	45	(102)
Foreign	4,574	3,685	1,964

	4,944	2,769	1,862

Deferred:
State and local	(227)	(1,996)	—
Foreign	(7,919)	4,338	(1,299)

	(8,146)	2,342	(1,299)

Provision (benefit) for income taxes	$(3,202)	$5,111	$563

        A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years Ended March 31,
	2009	2008	2007
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal taxes	(0.4)	(5.9)	30.9
Effect of foreign operations	2.9	(20.2)	(42.1)
Change in tax exposure reserves	0.1	(6.5)	(16.3)
Tax credits	(3.4)	(61.9)	(31.5)
Permanent items	25.1	19.1	64.6
Change in valuation allowance	10.1	161.6	(45.0)
Benefit from amended federal returns	—	(8.5)	—
Other	(0.5)	(1.8)	11.9

Effective income tax rate	(1.1)%	40.9%	7.5%

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$168,086	$158,842
Tax credits	25,507	20,137
Medical benefits	6,440	18,581
Sales allowances and inventory reserves	9,979	14,239
Stock options	3,316	3,119
Other	8,118	5,090

Gross deferred tax assets	221,446	220,008

Less valuation allowance	(205,613)	(190,433)

Net deferred tax assets	15,833	29,575

Deferred tax liabilities:
Depreciation and differences in basis	(14,592)	(39,641)
Amortization of intangibles	(2,831)	(3,090)
Non-amortized intangibles	(2,569)	(2,535)
Other	(1,156)	(1,971)

Gross deferred tax liabilities	(21,148)	(47,237)

Net deferred tax asset (liability)	$(5,315)	$(17,662)

        The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Fiscal Year 2009
Balance at March 31, 2008	$(17,662)
Deferred income taxes related to continuing operations	8,146
Goodwill reclass	2,902
Foreign Currency Translation	1,299

Balance at March 31, 2009	$(5,315)

        As of March 31, 2009 and 2008, the Company's gross deferred tax assets are reduced by a valuation allowance of $205.6 million and $190.4 million, respectively, due to negative evidence indicating that a valuation allowance is required under SFAS No. 109. The valuation allowance increased $15.2 million during fiscal year 2009, principally due to the valuation allowance reducing the additional net operating loss carryforwards generated during fiscal year 2009.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2009. The amount of deferred tax assets considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        The net deferred income tax asset (liability) is reflected in the accompanying fiscal years 2009 and 2008 Consolidated Balance Sheets as a $0.2 million and $4.0 million current asset and a $5.5 million and $21.7 million non-current liability, respectively.

        As of March 31, 2009, the Company has U.S. net operating loss carryforwards for federal and state income tax purposes of $329.0 million and $329.0 million, respectively. These net operating losses are available to offset future federal and state taxable income, if any, through 2029. Foreign subsidiaries in Switzerland, Portugal, Australia, within Evox Rifa, and within Arcotronics had net operating losses and capital loss carryforwards totaling $150.7 million. There is a greater likelihood of not realizing the future tax benefits of these deferred tax assets; and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions.

        Utilization of the Company's net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. See Note 17, "Subsequent Events", for discussion of specific factors which could adversely impact the Company's ability to utilize its net operating loss carryforwards.

        At March 31, 2009, $0.5 million of the $168.1 million deferred tax asset for net operating losses represented losses generated by stock option deductions in excess of book expense. The valuation allowance related to the $0.5 million deferred tax asset generated by stock option deductions would be credited to equity when recognized.

        Deferred tax expense (benefit) of $0 was attributed to other comprehensive income (loss) for the fiscal years ended March 31, 2009, 2008 and 2007.

        At March 31, 2009, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. The Company has $45.1 million of unremitted foreign earnings. No current plans are expected for repatriation and no deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

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

        The Company adopted the provisions of FIN No. 48 on April 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease of $4.2 million in the liability for

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

unrecognized tax benefits, which was accounted for as a $3.7 million increase to the April 1, 2007 balance of retained earnings and a $0.5 million reduction of goodwill. As of the date of adoption, the Company had $5.7 million of unrecognized tax benefits, of which $2.7 million, if recognized, would favorably affect the Company's effective tax rate.

        Evox Rifa adopted the provisions of FIN No. 48 on April 24, 2007, the date of acquisition. As a result of the implementation of FIN No. 48, the Company recorded $0.6 million for unrecognized tax benefits, which was accounted for as a reduction in the deferred tax asset and deferred tax valuation allowance. None of the $0.6 million of unrecognized tax benefits would affect the Company's effective tax rate, if recognized.

        Arcotronics adopted the provisions of FIN No. 48 on October 12, 2007, the date of acquisition. As a result of the implementation of FIN No. 48, there was no material impact on the Company's consolidated financial statements and no material change in the total amounts of unrecognized tax benefits from the adoption date to March 31, 2009.

        At March 31, 2009, the Company had $5.0 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Year Ended March 31,
	2009	2008
Balance at March 31, 2008	$4,995	$5,683
Additions for tax positions of the current year	283	251
Additions for tax positions of prior years	430	1,413
Reductions for tax positions of prior years	(536)	(46)
Settlements	(162)	(2,306)

Balance at March 31, 2009	$5,010	$4,995

        At March 31, 2009, $0.7 million of the $5.0 million of unrecognized tax benefits would affect the Company's effective tax rate, if recognized. The Company does not expect that the balances with respect to its uncertain tax positions will significantly increase or decrease during fiscal year 2010.

        The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before fiscal year 2005 and is no longer subject to foreign income tax examinations by tax authorities for years before fiscal year 2003.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN No. 48, the Company continued this practice and had $0.3 million and $0.1 million of accrued interest and penalties at March 31, 2009 and March 31, 2008, respectively, which is included as a component of income tax expense. During fiscal year 2009, the Company recognized approximately $0.1 million in potential interest associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation

        The Company's stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. On April 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and restricted stock.

        The major components of share-based compensation expense are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007
Employee stock options	$1,158	$1,622	$2,077
Performance vesting stock options	—	940	681
Restricted stock	238	452	2,821
Long term incentive plan	(326)	326	1,232

	$1,070	$3,340	$6,811

        For fiscal years 2009, 2008 and 2007, compensation expense associated with all share-based compensation plans was recorded in the line item "Selling, general and administrative expense" on the Consolidated Statements of Operations.

Employee Stock Options

        At March 31, 2009, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company's shareholders. These plans authorized the grant of up to 8.1 million shares of the Company's common stock. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in the near future. Options issued under these plans vest in one or two years and expire ten years from the grant date.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation (Continued)

        Employee stock option activity is as follows (amounts in thousands, except exercise price, fair value and contractual life):

	Fiscal Years Ended March 31,
	2009		2008		2007
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	4,844	$10.59	4,519	$10.84	4,549	$11.15
Granted	652	1.07	464	7.63	440	7.60
Exercised	—	—	(22)	5.96	(88)	6.95
Forfeited	(455)	9.65	(72)	7.53	(115)	6.93
Expired	(1,514)	10.69	(45)	11.38	(267)	13.67

Outstanding at end of period	3,527	8.26	4,844	10.59	4,519	10.84

Exercisable at March 31	2,464	$10.25	3,974	$11.24	3,036	$12.64

Weighted average fair value of options granted during the year		$0.47		$3.45		$3.85

Remaining weighted average contractual life of options exercisable (years)		4.9		5.0		5.0

        The total estimated fair value of shares vested during fiscal years 2009, 2008 and 2007 was $1.3 million, $3.4 million and $0.1 million, respectively.

        The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company's stock options as of March 31, 2009 (amounts in thousands except exercise price and contractual life):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/09	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price ($)	Number Exercisable at 3/31/09	Weighted-Average Exercise Price ($)
$0.64 to $2.77	646	9.5	1.07	—	—
$2.78 to $7.25	682	6.4	6.97	666	7.02
$7.26 to $7.72	684	8.2	7.57	283	7.35
$7.73 to $11.50	582	5.0	8.44	582	8.44
$11.51 to $14.50	616	3.3	13.33	616	13.33
$14.51 to $17.50	317	2.2	16.96	317	16.96

	3,527	6.2	8.26	2,464	10.25

        As of March 31, 2009, there was no intrinsic value related to options outstanding or exercisable. Total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options was $0.6 million as of March 31, 2009. This cost is expected to be recognized over a weighted-average period of 1.1 years. At March 31, 2009 and 2008, respectively, the weighted average exercise price of stock options expected to vest was $3.64 and $7.61.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation (Continued)

        The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used in the Black-Scholes valuation model to value stock option grants:

	Fiscal Years Ended March 31,
	2009	2008	2007
Assumptions:
Dividend yield	—	—	—
Expected volatility	58.8%	40.5%	43.5%
Risk-free interest rate	3.5%	3.6%	4.0%
Expected option lives in years	3.5	6.0	6.0

        The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends. The expected volatility is based on a 3.5-year historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was 3.5 years, 6 years and 6 years for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The expected term is based on the Company's historical option term which considers the weighted-average vesting, contractual term and two-year cliff vesting. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. The Company's estimate of expected forfeitures is based on the Company's historical annual forfeiture rate of 1.5%. The estimated forfeiture rate, which is evaluated each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances.

Performance Vesting Stock Options

        During fiscal year 2006, the Company issued 500,000 performance awards with a weighted-average exercise price of $8.05 to the Chief Executive Officer which will entitle him to receive shares of common stock if and when the stock price maintains certain thresholds. These awards are open ended until they vest and will have a ten-year life after vesting or will expire on the third year following retirement, whichever comes first. At March 31, 2009, none of these awards have vested as the stock price did not reach the first vesting threshold.

        The weighted-average grant-date fair value of these awards was $5.64 per share. The Company recognized compensation expense of $2.8 million related to these stock options in fiscal year 2007.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation (Continued)

        The Company measured the fair value of each performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Fiscal Year Ended March 31, 2007
Assumptions:
Dividend yield	—
Expected volatility	49.2%
Risk-free interest rate	4.5%
Expected option lives in years	6.0

Restricted Stock and Long-Term Incentive Plans ("LTIP")

        Restricted stock activity for fiscal year 2009 is as follows (amounts in thousands except fair value):

	Shares	Weighted-average Fair Value on Grant
Non-vested restricted stock at March 31, 2008	13	$6.83
Granted	241	3.33
Vested	(236)	4.82

Non-vested restricted stock at March 31, 2009	18	$0.51

Restricted Stock

        The Company grants shares of restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer vests immediately. The contractual term on restricted stock is indefinite. As of March 31, 2009, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $9,000. The costs are estimated to be recognized over a period of one year.

2007/2008 LTIP

        In fiscal year 2007, the Board of Directors approved a long-term incentive plan ("2007/2008 LTIP") which entitled the holders to receive restricted shares of common stock in May 2008 if certain performance measures were met as compared to a peer group index and if the Company met a prescribed two year earnings per share target for the combined fiscal years ending in March 2007 and 2008. Effective May 15, 2008, the measurement date, management determined that the earnings per share target was achieved and as such 180,000 shares were owed to plan participants.

        The Company measured the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Fiscal Year Ended March 31, 2007
Assumptions:
Dividend yield	—
Expected volatility	38.0%
Risk-free interest rate	4.8%
Expected option lives in years	1.5

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation (Continued)

2008/2009 LTIP

        In fiscal year 2008, the Board of Directors approved a long-term incentive plan ("2008/2009 LTIP") which entitled the participants to receive up to 134,153 shares of common stock of the Company in May 2009 if certain performance measures were met as compared to the S&P 600 Smallcap Index and up to 249,140 shares if the Company met a prescribed two year earnings per share target. During the first quarter of fiscal year 2009, all of the participants in the 2008/2009 LTIP entered into cancellation agreements; and accordingly, the 2008/2009 LTIP was cancelled.

        The Company measured the fair value of each peer company performance stock award at the date of grant using the Monte Carlo option pricing model with the following assumptions:

Fiscal Year Ended March 31, 2008
Assumptions:
Dividend yield	—
Expected volatility	38.0%
Risk-free interest rate	4.8%
Expected option lives in years	1.5

2009/2010 LTIP

        During the first quarter of fiscal year 2009, the Board of Directors approved a new long-term incentive plan ("2009/2010 LTIP") based upon the achievement of an earnings per share target for the combined fiscal years ending in March 2009 and 2010. These awards vest on the measurement date of May 15, 2010.

        The 2009/2010 LTIP entitles the participants to receive up to 685,799 shares of KEMET common stock if the target financial metric is realized. Each fiscal quarter the Company assessed the likelihood of meeting the target financial metric and concluded in each quarter that the target would not be achieved. Accordingly, no compensation expense was recorded during fiscal year 2009. The compensation costs, if any, associated with the 2009/2010 LTIP will be expensed quarterly over the next four quarters ending March 31, 2010. The Company will continue to monitor the likelihood of whether the target financial metric will be realized and will adjust compensation expense to match expectations.

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

        In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for the fiscal years 2009, 2008 and 2007.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12:    Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands)

	March 31,
	2009	2008
Accounts receivable:
Trade	$128,778	$199,653
Other	7,307	14,240

	136,085	213,893

Less:
Allowance for doubtful accounts	4,000	4,550
Allowance for price protection, customer returns and other	11,946	12,085

	$120,139	$197,258

Inventories:
Raw materials and supplies	$59,687	$98,652
Work in process	48,105	85,138
Finished goods	47,189	59,924

	$154,981	$243,714

	Useful life
Property plant and equipment:
Land and land improvements	20 years	$14,515	$24,260
Buildings	20-40 years	135,007	151,615
Machinery and equipment	10 years	763,047	868,696
Furniture and fixtures	4-10 years	45,370	63,401
Construction in progress	—	23,010	44,997

Total property and equipment		980,949	1,152,969
Accumulated depreciation		(622,972)	(673,573)

		$357,977	$479,396

Accrued expenses:
Salaries, wages, and related employee costs		$18,505	$28,517
Vacation		10,455	7,282
Restructuring (Note 4)		5,643	1,835
Interest		4,254	4,051
Property taxes		1,079	1,062
Current portion of pension/postretiree medical		1,596	1,542
Other		9,593	15,337

		$51,125	$59,626

Other non-current obligations:
Employee separation liability		$21,140	$28,422
European social security accrual		12,018	19,521
Pension plans (Note 9)		17,888	14,787
Non-current restructuring (Note 4)		2,250	—
Accrued post-retirement benefit plan liability (Note 9)		1,397	14,060
Deferred compensation (Note 9)		1,192	2,336
Long-term lease		567	337
Non-current FIN No. 48 accrual		347	453
Other		517	214

		$57,316	$80,130

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12:    Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

	Fiscal Years Ended March 31,
	2009	2008	2007
Other (income) expense, net:
Foreign exchange transaction gain	$(14,079)	$(5,316)	$(2,610)
Loss on sale of securities	—	341	964
Other (income) expense, net	(5)	563	373

	$(14,084)	$(4,412)	$(1,273)

Note 13:    Legal Proceedings

        The Company has periodically incurred liability under federal and state laws with respect to sites used for off-site management or disposal of Company-derived wastes. The Company believes that any potential liability with respect to pending proceedings arising out of such laws is not material to the Company's financial position or results of operations. In March 2009, the Company made a de minimis payment to withdraw from further participation as a potentially responsible party ("PRP") in proceedings concerning the Seaboard Chemical Site in Jamestown, North Carolina and does not expect any further liability arising out of such proceedings. In addition, the Company has re-evaluated its potential liability as a PRP at a hazardous waste disposal site in York County, South Carolina and determined that such potential liability is not material.

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

Note 14:    Income (Loss) Per Share

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14:    Income (Loss) Per Share (Continued)

        The following table presents the basic and diluted weighted-average number of shares of common stock. (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2009	2008	2007
Net income (loss)	$(276,879)	$(17,593)	$6,897
Weighted-average common shares outstanding	80,572	83,400	85,647
Effect of potentially dilutive securities:
Stock options	—	—	148

Weighted-average shares outstanding (diluted)	80,572	83,400	85,795

Basic and diluted income (loss) per share	$(3.44)	$(0.21)	$0.08

        The fiscal year 2009 and 2008 dilutive stock options were zero and 183,000, respectively.

Note 15:    Common Stock

        The Board of Directors has previously authorized a share buyback program to purchase up to 11.3 million shares of its common stock on the open market. On February 1, 2008, the Company announced that it was reactivating its share buyback program. Under the terms of the approval by its Board, the Company is authorized to repurchase up to 5.9 million shares of its common stock. Through March 31, 2008, the Company purchased 3.7 million shares for $18.2 million and no additional shares were repurchased during fiscal year 2009. At March 31, 2009, the Company held 7.7 million shares of treasury stock at a cost of $59.4 million.

Note 16:    Acquisitions

Fiscal Year 2008 Acquisitions

Evox Rifa Group Oyj

        On April 24, 2007, pursuant to the terms of a Combination Agreement between KEMET Electronics Corporation, a wholly-owned subsidiary of KEMET Corporation, and Evox Rifa Group Oyj ("Evox Rifa"), the Company purchased 92.7% of Evox Rifa pursuant to a tender offer which commenced on March 12, 2007, and was completed on April 12, 2007. Evox Rifa had 178.2 million shares outstanding at the time of the commencement of the tender offer. The Company purchased 165.2 million shares at a price of EUR 0.12 per share or EUR 19.8 million ($27.0 million). The Company announced at the time that it intended to acquire the remaining outstanding shares pursuant to a squeeze-out process. Following the settlement of the completion trades relating to the tender offer, Evox Rifa became a subsidiary of the Company. In September 2007, the Company completed the squeeze-out process and accordingly, purchased the remaining outstanding shares of Evox Rifa for EUR 1.8 million ($2.4 million). This additional amount is considered part of the purchase price of the acquisition.

        In addition, pursuant to the tender offer, the Company offered to acquire all of the outstanding loan notes under the convertible capital loan issued by Evox Rifa for a consideration corresponding to the aggregate of the nominal amount per loan note of EUR 100 plus accrued interest up to and including the closing date of the tender offer. The outstanding amount of the loan notes and accrued

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16:    Acquisitions (Continued)

interest at the time of the commencement of the tender offer totaled EUR 5.9 million ($8.1 million). Holders of 95.7% of the convertible capital loan notes issued by Evox Rifa tendered their loan notes pursuant to the tender offer; and consequently, the Company redeemed these notes as of April 24, 2007. In addition to the payment made for the shares and loan notes, the Company assumed EUR 19.5 million ($26.6 million) in outstanding indebtedness of Evox Rifa.

        The Company acquired Evox Rifa to expand its product offerings and technology base and to strengthen its business in the European marketplace.

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

        The following table presents the final allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in millions):

Fair Value
Cash	$1.7
Accounts receivable	23.7
Inventories	24.1
Other current assets	1.8
Property, plant and equipment	28.6
Intangible assets	10.0
Goodwill	15.3
Current liabilities	(46.5)
Other long-term obligations	(17.9)

Total net assets acquired	$40.8

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16:    Acquisitions (Continued)

        The assigned fair value of $10.0 million relating to intangible assets includes values of $6.4 million for customer relationships, $3.1 million for technology, and $0.5 million for favorable lease-hold agreements. In fiscal year 2009, all of the goodwill related to Evox Rifa was impaired. See Note 3, "Impairment Charges".

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

        In connection with the acquisition, the Company entered into credit facilities with UniCredit whereby UniCredit agreed to lend to the Company up to EUR 47.0 million ($66.8 million). The Company used a portion of this facility to repay a portion of the outstanding indebtedness of Arcotronics, with the balance available for general corporate purposes.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16:    Acquisitions (Continued)

        The following table presents the final allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in millions):

Fair Value
Cash	$2.6
Accounts receivable	62.2
Inventories	42.4
Assets held for sale	5.7
Other current assets	3.1
Property, plant and equipment	84.2
Other long term assets	1.6
Intangible assets	10.8
Goodwill	115.7
Current liabilities	(106.3)
Short and long term debt	(138.9)
Other long-term obligations	(49.8)

Total net assets acquired	$33.3

        In fiscal year 2009, all of the goodwill related to Arcotronics was impaired. See Note 3, "Impairment Charges".

        The following table presents the amounts assigned to intangible assets (amounts in millions except useful life data):

	Fair Value	Useful Life (years)
Customer relationships	$7.3	16
Trademarks	2.8	3
Technology and other	0.7	5

	$10.8

        Subsequent to the acquisition, on November 28, 2007, the Company entered into a Quota Purchase Agreement (the "Agreement") with Morphic Business Development AB ("Morphic"), whereby the Company sold to Morphic its 80% corporate capital share in Arcotronics Fuel Cells S.r.l. In conjunction with the Agreement, Morphic paid consideration for the purchase of the aforementioned shares the amount of EUR 4.0 million ($5.7 million). No gain or loss was recorded as a result of this sale.

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

	Fiscal Years Ended March 31,
	2008	2007
Net sales	$949.9	$962.8
Net income (loss)	(25.4)	(1.4)
Net income (loss) per share:
Basic and diluted	$(0.30)	$(0.02)

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

Note 17: Subsequent Events

        In fiscal year 2009, the poor economic environment negatively affected sales and had an adverse impact on the Company's results of operations and liquidity. The Company's unfavorable results would have triggered a violation of its Senior Note debt covenants had the Company not negotiated temporary amendments to the covenants in order to remain in compliance. Prior to the expiration of these covenant amendments, the Senior Notes were paid off, resulting in total principal payments of $60.0 million in fiscal year 2009 to eliminate the Company's Senior Notes. The primary reasons for unrestricted cash balance decreasing from $81.4 million at March 31, 2008 to $39.2 million at March 31, 2009 were the Senior Notes being paid off (as noted above), cash restructuring and integration related costs, totaling approximately $30.1 million and capital expenditures of $30.5 million. These items were partially offset by $33.7 million of proceeds from the sale of assets related to the production and sale of wet tantalum capacitors and proceeds from a three-year term loan for $15.0 million with Vishay.

        The Company took aggressive steps to offset the adverse impact of lower revenues and net losses on liquidity. These included:

  •
  Cost reduction plans which are expected to save approximately $52 million on an annualized basis;

  •
  Where possible, a 10% wage reduction for all salaried employees effective January 1, 2009 (excluding those on a commission based salary) and temporary suspension of the U.S. defined contribution plan match, reducing it from 6% to 0%. These actions are expected to save approximately $12 million on an annualized basis;

  •
  Delaying capital spending and aligning remaining capital spending with cash flow;

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Subsequent Events (Continued)

  •
  Reducing past due accounts receivables through more robust collection efforts and implementing aggressive inventory reduction plans; and

  •
  Selling assets related to the production and sale of wet tantalum capacitors for $33.7 million in the second quarter of fiscal year 2009 that allowed the Company to pay off the balance of the Senior Notes.

        In addition to the above actions, throughout 2009, the Company continued to review strategic financing alternatives to improve liquidity and reduce overall leverage.

        On April 3, 2009, the Company entered into an agreement with UniCredit to extend and restructure Facility B with UniCredit. Facility B remained unsecured and bears interest at a rate of six-month EURIBOR plus 2.5%. Under this agreement, prior to consideration of the further amendment discussed below, the Company would repay the principal amount in three installments of EUR 2.0 million each on January 1, 2010, July 1, 2010 and January 1, 2011, and a fourth and final principal payment in the amount of EUR 29.0 million on July 1, 2011. As a result of this restructuring, the Company included EUR 33.0 million ($43.9 million) as long- term debt as of March 31, 2009.

        Also in April, the Company entered into amendments to Facility A and Facility B with UniCredit which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the scheduled amortization under Facility A and Facility B. These amendments to the UniCredit facilities became effective on June 30, 2009 upon consummation of the tender offer, discussed below. As a result of these amendments, the Company has included approximately $8 million of principal payments originally scheduled for October 2009 as long-term debt as of March 31, 2009. The following table shows the amortization schedule for the UniCredit Facilities under the original and amended (as of June 30, 2009) terms (amounts in thousands):

	Annual Maturities of Long-Term Debt Fiscal Years Ended March 31,
	2010(1)	2011	2012	2013	2014
UniCredit Facility A	$15,700	$16,802	$17,981	$19,243	$10,122
UniCredit Facility A Amendment	7,717	19,082	13,607	8,216	31,222
UniCredit Facility B	2,662	5,323	38,593	—	—
UniCredit Facility B Amendment	2,662	5,323	13,308	13,308	11,977

(1)
A principal payment of $7.7 million on Facility A was made on the scheduled due date of April 1, 2009.

        On May 5, 2009, the Company announced the execution of a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the "Platinum Credit Facility"). The Platinum Credit Facility consisted of a term loan of up to $52.5 million, line of credit loans that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan of up to $12.5 million.

        Concurrently, on May 5, 2009, the Company commenced a tender offer for any and all of the Notes. The term loan discussed above can only be used to purchase the Notes and will only be funded only to the extent required to purchase Notes accepted for purchase pursuant to the tender offer.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Subsequent Events (Continued)

Additionally, funds from the line of credit loans and working capital loan under the Platinum Credit Facility are available to the Company, for limited purposes, subject to the satisfaction or waiver of certain conditions, including the consummation of the tender offer on the terms described in the Offer to Purchase. Under the initial terms of the tender offer, holders of Notes who validly tendered, and did not validly withdraw, their Notes on or prior to the Expiration Date would receive $300 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment. The tender offer and KEMET's obligation to purchase and pay for the Notes validly tendered and not validly withdrawn pursuant to the tender offer was initially conditioned upon (1) at least $166.3 million in aggregate principal amount of Notes (representing 95% of the outstanding Notes) being validly tendered and not validly withdrawn, and (2) the receipt by KEMET of the proceeds from the term loan of up to $52.5 million from K Financing.

        On June 3, 2009, the Company announced the extension of the tender offer until the expiration date of June 12, 2009. All terms and conditions of the tender offer remained unchanged with this extension. On June 8, 2009, the Company announced an increase in the purchase price from $300 per $1,000 principal amount of the Notes to $400 per $1,000 principal amount of the Notes and extended the expiration date to June 19, 2009. In addition, the Company decreased the minimum tender condition from $166.3 million in aggregate principal amount of the Notes (representing 95% of the outstanding Notes) to $122.5 million in aggregate principal amount of the Notes (representing 70% of the outstanding Notes). The Company also entered into the Amended and Restated Credit Agreement with K Financing (as amended, the "Amended and Restated Platinum Credit Facility"), whereby, among other matters, the potential size of the term loan facility increased from $52.5 million to $60.3 million. The Amended and Restated Platinum Credit Facility also required the use of up to $9.8 million of KEMET's internal cash on hand for purchases of Notes validly tendered and not validly withdrawn pursuant to the tender offer if more than $150.6 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn and all funds under the term loan facility under the Amended and Restated Platinum Credit Facility were disbursed. As noted below, the $150.6 million threshold was not met and the Company did not disburse internal cash for the purchase of Notes.

        On June 22, 2009, the Company announced a reduction in the minimum tender condition pursuant to the tender offer from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes) and an extension of the expiration date to June 26, 2009. All remaining terms and conditions of the tender offer were unchanged with this extension. The Company also entered into a Revised Amended and Restated Credit Agreement with K Financing (the "Revised Amended and Restated Platinum Credit Facility"), whereby, among other matters, the minimum tender condition was reduced from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes).

        On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes). As a result of the consummated tender offer, the Company used $37.6 million of the term loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes. The Company incurred approximately $9 million in fees and expense reimbursements related to the execution of this tender offer. The Company funded these costs with an equal amount of proceeds from a line of credit loan under the Revised Amended

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Subsequent Events (Continued)

and Restated Platinum Credit Facility. No monies have been drawn on the working capital loan provision, under which the Company currently has a borrowing capacity of $7.5 million based on the Company's book-to-bill ratio. The term loan facility will accrue interest at an annual rate of 9% for cash payment until the one-year anniversary of the consummation of the tender offer. At the Company's option, after the one-year anniversary of the consummation of the tender offer, the term loan facility will accrue interest at an annual rate of 9% for cash payment, or cash and payment in-kind ("PIK") interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%. The working capital loans and the line of credit loans will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the term loan facility, the line of credit loans and the working capital loans is accelerated to March 1, 2011. If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million the maturity date of the term loan facility will be November 15, 2012 and the maturity date for the line of credit loans and the working capital loan will be July 15, 2011. In addition, the Company will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the term loan facility, whether at maturity or otherwise.

        The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that the Company maintains a minimum consolidated EBITDA and fixed charge coverage ratio. See discussion below regarding the Company's forecasted compliance with these financial covenants. In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.

        The Company's obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility are secured by substantially all of the Company's assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secure obligations to Vishay). As further described in the Offer to Purchase, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools, and the Company's assets in Europe that are not pledged to either lender. The letter of understanding also sets forth each lender's agreement not to interfere with the other's exercise of remedies pertaining to their respective collateral pools.

        Concurrent with the consummation of the tender offer, the Company issued K Financing a warrant (the "Closing Warrant") to purchase up to 80,544,685 shares of its common stock, subject to certain adjustments, representing approximately 49.9% of the Company's outstanding common stock on a post-Closing Warrant basis. The Closing Warrant will be exercisable at a purchase price of $0.50 per share, subject to certain adjustments, at any time prior to the tenth anniversary of its date of issuance. The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of the Company's common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives. The issuance of the Closing Warrant may be deemed an "ownership change" for purposes

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Subsequent Events (Continued)

of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). If such an ownership change is deemed to occur, the amount of the Company's taxable income that can be offset by the Company's net operating loss carryovers in taxable years after the ownership change will be limited. The Company believes it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code although the matter is not free from doubt. In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.

        The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with K Financing. Pursuant to the terms of the Investor Rights Agreement, the Company has, subject to certain terms and conditions, granted K Financing Board observation rights which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board. In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights. Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, the Company would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

        The Company also entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC ("Platinum Advisors") for a term of at least four years, pursuant to which the Company will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.

        The Company believes that consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities will improve the Company's liquidity situation. Given the Company's cost reduction and working capital initiatives, the Company's anticipated borrowing ability under the working capital loan provision of the Revised Amended and Restated Platinum Credit Facility, and the UniCredit Amendments, the Company estimates that the Company's current operating plans will provide sufficient cash to cover liquidity requirements. However, the Company currently anticipates that it will continue to experience severe pressure on the Company's liquidity during fiscal year 2010. Furthermore, the generation of adequate liquidity will largely depend upon the Company's ability to achieve sales growth over the next several quarters and ability to execute current operating plans and to manage costs. In light of current global economic conditions and other risks and uncertainties, there can be no assurance that the Company will be successful in this regard. An unanticipated decrease in sales, sales that fall below the Company's expectation, or other factors that would cause the actual outcome of the Company's plans to differ from expectations and could create a shortfall in cash available to fund the Company's liquidity needs. The Company will continually monitor and adjust the Company's business plan as necessary to respond to developments in the Company's business, markets and the broader economy. In addition to the actions discussed above, the Company continues to review additional initiatives to improve liquidity in the short-term as well as to reduce the Company's total overall leverage including the sale of non-core assets.

        Based on the Company's operating plans, the Company currently forecasts that it will meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Subsequent Events (Continued)

Facility A at each of the measurement dates during fiscal year 2010. However, in the case of the EBITDA covenant, the forecast shows that the Company will only achieve the required level of profitability by a narrow margin. The Company's current forecast anticipates a steady recovery, over the next several quarters, of the principal markets and industries into which the Company's products are sold. The Company's expectations in this regard are based on consideration of various information sources including, among others, industry surveys and input from various key customers. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on the Company's operations, there is significant uncertainty as to whether the Company's forecasts will be achieved. Therefore, there can be no assurance that the Company will be able to meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A. In the event of a covenant breach, the Company would seek a waiver or amendment, but such remedy would be out of the Company's control and rest in the discretion of the Company's lenders.

        These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Specifically, the consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern. The significant uncertainties surrounding the Company's liquidity and capital resources and ability to meet financial covenants as discussed below, cast substantial doubt on the Company's ability to continue as a going concern. The failure to successfully maintain sufficient cash, and/or the non-compliance with financial covenants without a waiver or amendment granted by the Company's lenders, would have a material adverse effect on the Company's business, results of operations, financial position and liquidity.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)
Date: June 30, 2009	/s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2009	/s/ PER-OLOF LOOF Per-Olof Loof Chief Executive Officer and Director (Principal Executive Officer)
Date: June 30, 2009	/s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: June 30, 2009	/s/ FRANK G. BRANDENBERG Frank G. Brandenberg Chairman and Director
Date: June 30, 2009	/s/ DR. WILFRIED BACKES Dr. Wilfried Backes Director
Date: June 30, 2009	/s/ GURMINDER S. BEDI Gurminder S. Bedi Director
Date: June 30, 2009	/s/ JOSEPH V. BORRUSO Joseph V. Borruso Director
Date: June 30, 2009	/s/ E. ERWIN MADDREY, II E. Erwin Maddrey, II Director
Date:	Robert G. Paul Director
Date: June 30, 2009	/s/ JOSEPH D. SWANN Joseph D. Swann Director

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Report of Independent Registered Public Accounting Firm
Independent Auditors' Report
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
SIGNATURES