Form 10-Q
period 2009-06-30
KEMET CORP
filed 2009-08-10
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 7, 2009 was 80,867,509.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended June 30, 2009

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

(Unaudited)

		March 31, 2009
	June 30, 2009	(As Adjusted- Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$34,135	$39,204
Accounts receivable, net	123,976	120,139
Inventories	150,807	154,981
Prepaid expenses and other current assets	14,809	11,245
Deferred income taxes	1,850	151
Total current assets	325,577	325,720
Property and equipment, net of accumulated depreciation of $647,115 and $622,972 as of June 30, 2009 and March 31, 2009, respectively	356,911	357,977
Intangible assets, net	24,418	24,094
Other assets	16,197	6,360
Total assets	$723,103	$714,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,879	$25,994
Accounts payable, trade	51,299	52,332
Accrued expenses	52,587	51,125
Income taxes payable	954	1,127
Total current liabilities	124,719	130,578
Long-term debt, less current portion	222,502	280,752
Warrant liability	31,400	—
Other non-current obligations	65,539	57,316
Deferred income taxes	7,151	5,466

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 88,525 and 88,525 shares at June 30, 2009 and March 31, 2009, respectively	885	885
Additional paid-in capital	367,064	367,257
Retained deficit	(56,252)	(81,342)
Accumulated other comprehensive income	19,084	12,663
Treasury stock, at cost (7,658 and 7,714 shares at June 30, 2009 and March 31, 2009, respectively)	(58,989)	(59,424)
Total stockholders’ equity	271,792	240,039

Total liabilities and stockholders’ equity	$723,103	$714,151

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,
		2008
	2009	(As Adjusted- Note 2)
Net sales	$150,167	$242,844

Operating costs and expenses:
Cost of sales	129,806	225,788
Selling, general and administrative expenses	18,083	28,219
Research and development	4,779	10,096
Restructuring charges	—	6,797
Goodwill impairment	—	88,647
Write down of long-lived assets	—	63,928
Total operating costs and expenses	152,668	423,475

Operating loss	(2,501)	(180,631)

Other expense (income):
Interest income	(31)	(238)
Interest and amortization of debt discount and expense	5,819	7,729
Gain on early extinguishment of debt	(38,921)	—
Other expense (income), net	4,512	1,333

Income (loss) before income taxes	26,120	(189,455)

Income tax expense (benefit)	1,030	(80)

Net income (loss)	$25,090	$(189,375)

Net income (loss) per share:
Basic	$0.31	$(2.36)
Diluted	$0.31	$(2.36)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Quarters Ended June 30,
		2008
	2009	(As Adjusted- Note 2)
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$25,090	$(189,375)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(38,921)	—
Depreciation and amortization	14,766	18,114
Goodwill impairment	—	88,647
Write down of long-lived assets	—	63,928
Stock-based compensation expense	241	539
Change in deferred income taxes	(390)	558
Change in operating assets	4,523	7,808
Change in operating liabilities	(1,946)	(5,898)
Other	612	207
Net cash provided by (used in) operating activities	3,975	(15,472)

Investing activities:
Capital expenditures	(1,387)	(11,209)
Acquisitions, net of cash received	—	(1,000)
Net cash used in investing activities	(1,387)	(12,209)

Financing activities:
Proceeds from issuance of debt	49,818	4,311
Payments of long-term debt	(49,832)	(22,390)
Debt extinguishment and issuance costs	(7,811)	—
Proceeds from sale of common stock to employee savings plan	—	85
Net cash used in financing activities	(7,825)	(17,994)
Net decrease in cash and cash equivalents	(5,237)	(45,675)
Effect of foreign currency fluctuations on cash	168	(207)
Cash and cash equivalents at beginning of fiscal period	39,204	81,383
Cash and cash equivalents at end of fiscal period	$34,135	$35,501

See accompanying notes to the unaudited condensed consolidated financial statements.

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2009, Form 10-K (“Company’s 2009 Annual Report”). Net sales and operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation. In addition, as noted in Note 2, “Debt, Liquidity and Capital Resources”, certain prior period amounts have been adjusted to conform to Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”).

The significant accounting policies followed by the Company are presented on pages 85-94 of the Company’s 2009 Annual Report.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. SFAS No. 165 is effective for reporting periods ending after June 15, 2009, and did not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. This statement introduces the concept of financial statements being “available to be issued”, and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

In April 2009, the FASB approved FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for the Company. The adoption of this accounting guideline did not impact the Company’s results of operations or financial position.

In April 2009, the FASB approved FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for the Company and shall be applied prospectively. The adoption of FSP No. 157-4 did not have a material impact on the Company’s results of operations or financial position.

On December 30, 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this FSP are required for annual periods ending after December 15, 2009, or fiscal year 2010 for the Company. The Company is currently evaluating the requirements of these additional disclosures.

On May 9, 2008, the FASB issued FSP No. APB 14-1 which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, or fiscal year 2010 for the Company, and must be applied retrospectively to all periods presented.  See Note 2, “Debt, Liquidity and Capital Resources”, for discussion of the impact of the Company’s adoption of FSP No. APB 14-1 as of April 1, 2009 and the retrospective adjustment of previously reported amounts.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP FAS 142-3”). FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions when determining the useful life of recognized intangible assets under FASB No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). FSP FAS 142-3 applies to (i) intangible assets that are acquired individually or with a group of other assets and (ii) intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the requirement in SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 replaces the previous useful-live assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively only to intangible assets acquired after the FSP’s effective date. The adoption of FSP FAS 142-3 has not impacted the Company’s consolidated financial statements for prior periods, however, the Company’s consolidated financial statements may be impacted to the extent the Company acquires intangible assets in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires additional disclosures about an entity’s strategies and objectives for using derivative instruments, the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit-risk-related. SFAS No. 161 was effective for the Company beginning April 1, 2009 on a prospective basis. See Note 1, “Warrant Liability” for the additional disclosures required by this standard.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value.  It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes.  SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.

In September 2007, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. This EITF consensus addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6 — 9 of SFAS No. 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). See Note 2, “Debt, Liquidity and Capital Resources”, for discussion of the impact of the Company’s adoption of FSP No. APB 14-1 and EITF No. 07-05 as of April 1, 2009 and the retrospective adjustment of previously reported amounts.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position (“FSP”) No. 157-2.  SFAS No. 157 for non-financial assets and liabilities is now effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 for financial and non-financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

Warrant Liability

Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Closing Warrants issued to K Financing (as hereinafter defined) under the Platinum Credit Facility (as hereinafter defined) were reviewed to determine whether they meet the definition of a derivative under SFAS No. 133. The Company’s evaluation of the Closing Warrants concluded that they did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05 since the strike price is not fixed.    The Closing Warrants have been recorded in the line item “Warrant liability” on the Condensed Consolidated Balance Sheets as of June 30, 2009 at their estimated fair value of $31.4 million.  All future changes in the fair value of these warrants will be recognized in earnings until the Closing Warrants are exercised, expire, or in the event that the exercise price becomes fixed.  The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

June 30, 2009
Expected life	10 years
Expected volatility	74.1%
Risk-free interest rate	3.6%
Dividends	0%

The Closing Warrant is exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan exceed $12.5 million at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance.  The floor exercise price would be reached once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan reach $20.0 million.  If the strike price becomes fixed in the future it will result in the reclassification of the warrant liability’s then fair value into the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets and it will no longer be considered a freestanding liability derivative that is marked to market on a quarterly basis.

Fair Value Measurement

The Company adopted SFAS No. 157 (as amended by associated FSP’s), prospectively effective April 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the remaining aspects of SFAS No. 157 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective April 1, 2009.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are as follows (amounts in thousands):

	Fair value measurement using			Fair Value
	Level 1	Level 2	Level 3	June 30, 2009
Assets:
Money markets (1)	$10,653	$—	$—	$10,653

Liabilities:
Warrant liability	—	31,400	—	$31,400

	$10,653	$31,400	$—	$42,053

(1)          Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

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

The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the Company’s local sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET’s list price and the lower authorized price for that specific transaction. Management analyzes historical SFSD activity to determine the SFSD exposure on the global distributor inventory at the balance sheet date.  The establishment of these reserves is recognized as a component of the line item “Net sales” on the Condensed Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for the quarters ended June 30, 2009 and 2008. The Company recognizes warranty costs when both probable and reasonably estimable.

Use of Estimates and Assumptions

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

The Company’s judgments are based on management’s assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in the unaudited condensed consolidated financial statements. It is important that readers of these unaudited financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2009	March 31, 2009
Inventories:
Raw materials and supplies	$59,038	$59,687
Work in process	52,089	48,105
Finished goods	39,680	47,189
	$150,807	$154,981

Note 2. Debt, Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Specifically, the condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern.  The uncertainties surrounding the Company’s liquidity and capital resources and ability to meet financial covenants cast doubt on the Company’s ability to continue as a going concern.  The failure to successfully maintain sufficient cash and/or the non-compliance with the Company’s financial covenants without a waiver or amendment granted by the Company’s lenders would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.

The global economic downturn had an adverse impact on the Company’s results of operations and liquidity for the past several quarters.  Throughout fiscal year 2009, the Company took aggressive steps to offset the adverse impact of the economic downturn on its operations.  These steps included cost reduction programs, working capital initiatives and selling non-core assets.  In the first quarter of fiscal year 2010, the Company took further steps to address its debt position and liquidity outlook by executing a credit facility with K Financing, LLC (“K Financing”), an affiliate of Platinum Equity Capital Partners II, L.P. (the “Platinum Credit Facility”), consummating a tender offer for 53.7% of its 2.25% Convertible Senior Notes (the “Notes”) and amending its credit facilities with UniCredit Corporate Banking S.p.A. (“UniCredit”).

Given the Company’s cost reduction and working capital initiatives, the Company’s anticipated borrowing ability under the working capital loan provision of the Revised Amended and Restated Platinum Credit Facility with K Financing (the “Revised Amended and Restated Platinum Credit Facility”) and amendments the Company entered into with UniCredit, the Company estimates its current operating plans will provide for sufficient cash to cover liquidity requirements during fiscal year 2010. The Company currently anticipates that it will continue to experience severe pressure on its liquidity during fiscal year 2010; however, the Company expects to generate sufficient cash from operations to satisfy its liquidity requirements.  Furthermore, the generation of adequate liquidity will largely depend upon the Company’s ability to achieve sales growth over the next several quarters and its ability to execute its current operating plans and to manage costs. In light of the improvement the Company experienced in sales volume in the first quarter of fiscal year 2010, the improvement the Company experienced in its operating results as it began to fully benefit from its cost reduction plans, and the continued control it exhibits over its working capital levels, the Company believes it will be successful in generating adequate liquidity.  Net sales for the first quarter of fiscal year 2010 improved by 10.4% when compared to the fourth quarter of fiscal year 2009.

Given the degree of uncertainty with respect to the near-term outlook for the global economy and other risks and uncertainties, there can be no assurance that we will be successful in generating adequate liquidity.  An unanticipated decrease in sales, sales that fall below the Company’s expectations, or other factors that would cause the actual outcome of the Company’s plans to differ from expectations could create a shortfall in cash available to fund the Company’s liquidity needs. The Company will continually monitor and adjust its business plan as necessary to respond to developments in the Company’s business, markets and the broader economy. In addition to the actions discussed below, the Company continues to review additional initiatives to improve liquidity in the short-term as well as to reduce the Company’s total overall leverage, including the sale of non-core assets.

Based on the Company’s first quarter results, which exceeded its forecasted operating plans, and the Company’s operating plans for the balance of fiscal year 2010, the Company currently believes that it will meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the credit facilities with UniCredit (under its credit facility with an original principal balance of EUR 60 million (“Facility A”)), at each of the measurement dates during fiscal year 2010.  The

Company’s forecast anticipates a steady recovery, over the next several quarters, of the principal markets and industries into which its products are sold. The Company’s expectations in this regard are based on various information sources including, among others, industry surveys and input from various key customers. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on the Company’s operations, there is significant uncertainty as to whether the Company’s forecasts will be achieved. There can be no assurance that the Company will achieve its forecasted operating profit for the balance of the year or that the Company will be able to meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities.  In the event of a covenant breach, the Company would seek a waiver or amendment, but such remedy would be out of its control and at the discretion of its lenders.

The Company’s liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of the restructuring plan. Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements and existing cash balances.

A summary of debt is as follows (amounts in thousands):

	June 30, 2009	March 31, 2009 (As Adjusted)
Debt
Convertible Debt	$69,934	$148,641
UniCredit Agreement-A	76,608	79,848
UniCredit Agreement-B	49,469	46,578
Platinum Term Loan	12,040	—
Platinum Line of Credit	4,391	—
Vishay	15,000	15,000
Other	14,939	16,679
Total debt	242,381	306,746
Current maturities	(19,879)	(25,994)
Total long-term debt	$222,502	$280,752

Platinum Credit Facility and Tender Offer

On May 5, 2009, the Company announced the execution of the Platinum Credit Facility.  The Platinum Credit Facility as announced consisted of a term loan of up to $52.5 million (“Platinum Term Loan”), a line of credit loan (“Platinum Line of Credit Loan”) that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan (“Platinum Working Capital Loan”) of up to $12.5 million.

Concurrently, on May 5, 2009, the Company commenced a tender offer for any and all of the Notes.  The Platinum Term Loan discussed above could only be used to purchase the Notes and was to be funded only to the extent required to purchase Notes accepted for purchase pursuant to the tender offer.  Additionally, funds from the Platinum Line of Credit Loan and Platinum Working Capital Loan under the Platinum Credit Facility are available to the Company, for limited purposes, subject to the satisfaction or waiver of certain conditions, including the consummation of the tender offer on the terms described in the Offer to Purchase.  Under the initial terms of the tender offer, holders of Notes who validly tendered, and did not validly withdraw, their Notes on or prior to the Expiration Date would receive $300 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment.  The tender offer and KEMET’s obligation to purchase and pay for the Notes validly tendered and not validly withdrawn pursuant to the tender offer was initially conditioned upon (1) at least $166.3 million in aggregate principal amount of Notes (representing 95% of the outstanding Notes) being validly tendered and not validly withdrawn, and (2) the receipt by KEMET of the proceeds from the Platinum Term Loan of up to $52.5 million from K Financing.

On June 3, 2009, the Company announced the extension of the tender offer until the expiration date of June 12, 2009.  All terms and conditions of the tender offer remained unchanged with this extension. On June 8, 2009, the Company announced an increase in the purchase price from $300 per $1,000 principal amount of the Notes to $400 per $1,000 principal amount of the Notes and extended the expiration date to June 19, 2009.  In addition, the Company decreased the minimum tender condition from $166.3 million in aggregate principal amount of the Notes (representing 95% of the outstanding Notes) to $122.5 million in aggregate principal amount of the Notes (representing 70% of the outstanding Notes).  The Company also executed the Amended and Restated Credit Agreement with K Financing (as amended, the “Amended and Restated Platinum Credit Facility”), whereby, among other matters, the potential size of the Platinum Term Loan increased from $52.5 million to $60.3 million.  The Amended and Restated Platinum Credit Facility also required the use of up to $9.8 million of KEMET’s internal cash on hand for purchases of Notes validly tendered and not validly withdrawn pursuant to the tender offer if more than $150.6 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn and all funds under the Platinum Term Loan under the Amended and Restated Platinum Credit Facility were disbursed.  As noted below, the $150.6 million threshold was not met, and the Company did not disburse internal cash for the purchase of Notes.

On June 22, 2009, the Company announced a reduction in the minimum tender condition pursuant to the tender offer from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes) and an extension of the Expiration Date to June 26, 2009.  All remaining terms and conditions of the tender offer were unchanged with this extension.  The Company also entered into a Revised Amended and Restated Credit Agreement with K Financing, whereby, among other matters, the minimum tender condition was reduced from $122.5 million in aggregate principal amount of Notes to $87.5 million in aggregate principal amount of Notes.

On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes).  As a result of the consummated tender offer, on June 30, 2009, the Company used $37.8 million of the Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes.  Proceeds of $10.0 million from the Platinum Line of Credit Loan were used primarily to pay the fees and expenses related to execution of the tender offer and the execution of the Platinum Credit Facility.  The Company incurred approximately $3.6 million in fees and expense reimbursements related to the execution of this tender offer, $4.2 million related to the execution of the Platinum Credit Facility, and $1.4 million related to the amendments of the UniCredit facilities.  The Company funded these costs with an equal amount of proceeds from the Platinum Line of Credit Loan.  In addition, the Company will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.   No monies have been drawn on the Platinum Working Capital Loan, under which the Company currently had a borrowing capacity of $7.5 million based on the Company’s book-to-bill ratio at June 30, 2009.

The Platinum Term Loan accrues interest at an annual rate of 9% for cash payment until the one-year anniversary of the consummation of the tender offer.  At the Company’s option, after the one-year anniversary of the consummation of the tender offer, the Platinum Term Loan will accrue interest at an annual rate of 9% for cash payment, or cash and payment in-kind (“PIK”) interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%.  The Platinum Working Capital Loan and the Platinum Line of Credit Loan will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the Platinum Term Loan, the Platinum Line of Credit Loan and the Platinum Working Capital Loan are accelerated to March 1, 2011.  If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million, the maturity date of the Platinum Term Loan will be November 15, 2012 and the maturity date for the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be July 15, 2011.  In addition, the Company will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.   This success fee has been included in “Other non-current obligations” on the Condensed Consolidated Balance Sheets as of June 30, 2009.

The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that the Company maintain a minimum consolidated EBITDA and a minimum fixed charge coverage ratio.  In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.  These covenants will be first measured as of the end of the second quarter of the Company’s current fiscal year, which is the quarter ending September 30, 2009.  Based on the Company’s operating plans, the Company forecasts that it will meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. However, in the case of the EBITDA covenant, the Company’s forecast shows that the Company will achieve the required level of profitability by a narrow margin.  The Company’s forecast anticipates a steady recovery, over the next several quarters, of the principal markets and industries into which its products are sold. The Company’s expectations in this regard are based on various information sources including, among others, industry surveys and input from various key customers. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on the Company’s operations, there is significant uncertainty as to whether the Company’s forecasts will be achieved. There can be no assurance that the Company will achieve its forecasted operating profit for the balance of the year or that it will be able to meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility.  In the event of a covenant breach, we would seek a waiver or amendment, but such remedy would be out of our control and at the discretion of our lender.

The Company’s obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility are secured by substantially all of the Company’s assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secure obligations to an affiliate of Vishay Intertechnology, Inc.).  As further described in the Offer to Purchase, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools and the Company’s assets in Europe that are not pledged to either lender.  The letter of understanding also sets forth each lender’s agreement not to interfere with the other’s exercise of remedies pertaining to their respective collateral pools.

Concurrent with the consummation of the tender offer, the Company issued K Financing a warrant (the “Closing Warrant”) to purchase up to 80,544,685 shares of its common stock, subject to certain adjustments, representing approximately 49.9% of the Company’s outstanding common stock on a post-Closing Warrant basis.  The Closing Warrant is exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance.  The floor exercise price would be reached once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan reach $20.0 million.  The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of the Company’s common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives. The Company believes it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Internal Revenue Code (the “Code”) although the matter is not free from doubt.  In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.  If such an ownership change is deemed to occur, the amount of the Company’s taxable income that can be offset by the Company’s net operating loss carryovers in taxable years after the ownership change will be limited.  The issuance of the Closing Warrant resulted in a freestanding derivative liability which will be marked to market on a quarterly basis.  If the strike price becomes fixed in the future it would result in the reclassification of the warrant liability’s then fair value into the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets and it would no longer be considered a freestanding liability derivative that is marked to market on a quarterly basis. As of June 30, 2009 the fair value of the Closing Warrant is $31.4 million and has been included in the line item “Warrant liability” on the Condensed Consolidated Balance Sheets as of June 30, 2009.

The Company also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with K Financing.  Pursuant to the terms of the Investor Rights Agreement, the Company has, subject to certain terms and conditions, granted Board observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board.  In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights.  Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, the Company would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

The Company also entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“Platinum Advisors”) for a term of at least four years, pursuant to which the Company will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.

In accordance with SFAS No, 133 and EITF No. 07-05, the Company allocated $31.4 million of the proceeds from the issuance of the Platinum Term Loan and the draw-down on the Platinum Line of Credit Loan to warrant liability.  The Closing Warrants are accounted for as freestanding derivative liabilities.  The Company allocated the remainder of the issuance proceeds to the Platinum Term Loan and the Platinum Line of Credit Loan ($12.0 million and $4.4 million, respectively) based upon their relative fair values.  The carrying amount of the Platinum Term Loan and the Platinum Line of Credit Loan will be increased by quarterly accretion to the line item “Interest and amortization of debt discount and expense” on the Condensed Consolidated Statements of Operations under the effective interest method over their respective terms of approximately 3.4 years and 2.0 years.  The carrying amount of the Platinum Term Loan and the Platinum Line of Credit approximates their fair values at June 30 2009, based upon a discount rate present value technique (an income approach). The Company recorded deferred financing costs of $9.2 million at the issuance date; a long-term obligation has been recognized related to the unpaid success fee.  These deferred financing costs will be allocated between the various loan components and amortized under the effective interest method over the respective term.

Convertible Debt

In November 2006, the Company sold and issued $175.0 million in Convertible Senior Notes (the “Notes”).  The Notes are unsecured obligations and rank equally with the Company’s existing and future unsubordinated and unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Notes, the Company entered into an indenture (the “Indenture”) dated as of November 1, 2006, with Wilmington Trust Company, as trustee.

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

The Company received net proceeds from the sale of the Notes of approximately $170.2 million, after deducting discounts and estimated offering expenses of approximately $4.8 million. Net proceeds from the sale were used to repurchase approximately 3.3 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Notes offering). As of June 30, 2009, $0.8 million in debt issuance costs related to the Notes have been recorded as “Other assets” in the accompanying Condensed Consolidated Balance Sheets. Debt issuance costs are being amortized over a period of five years.

Under FSP APB 14-1, the Company separated the Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to the line item “Interest and amortization of debt discount and expense” over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Common Stock” (“EITF 00-19”) and EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).

Issuance and transaction costs incurred at the time of the issuance of the Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the Notes, net of amortization, were $0.8 million as of June 30, 2009 and equity issuance costs were $1.3 million. The deferred tax liability and a corresponding valuation allowance adjustment in the same amount related to the Notes, were $4.2 million as of June 30, 2009.

The provisions were retroactively applied to all periods and resulted in adjustments as follows (amounts in thousands):

	March 31, 2009
	As Previously Presented	Adjustment	Following the Adoption of FSP APB 14-1
Consolidated Balance Sheets
Assets
Other assets	$7,010	$(650)	$6,360
Total assets	714,801	(650)	714,151

Liabilities
Long-term debt	307,111	(26,359)	280,752
Stockholders’ equity
Additional paid-in capital	322,905	44,352	367,257
Retained deficit	(62,699)	(18,643)	(81,342)
Total stockholders’ equity	214,330	25,709	240,039
Total liabilities and stockholders’ equity	714,801	(650)	714,151

The following table sets forth balance sheet information regarding the Notes (amounts in thousands):

	June 30,	March 31, 2009
	2009	(As Adjusted)
Equity component (1)	$44,352	$44,352

Liability Component:
Principal	$81,081	$175,000
Less: debt discount (2)	(11,147)	(26,359)
Net carrying amount	$69,934	$148,641

(1)   Included in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

(2)          Included in the line item "Long-term debt, less current portion" on the Condensed Consolidated Balance Sheets.

As of June 30, 2009, the remaining unamortized debt discount of the Notes will be amortized over a period of 28 months, the remaining expected term of the Notes.

The line item “Interest and amortization of debt discount and expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2009 and 2008, respectively, related to the Notes is as follows (amounts in thousands):

	Quarters Ended
	June 30,
	2009	2008
Contractual interest expense	$984	$984
Amortization of debt issuance costs	178	178
Amortization of debt discount	2,280	2,083
Total interest expense on Notes	$3,442	$3,245

Effective interest rate on the liability component (annualized)	9.1%	9.1%

As discussed above, on June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes).  As a result of the consummated tender offer, on June 30, 2009, the Company used the $37.8 million Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes.  The extinguishment of these Notes resulted in a net gain of $38.9 million ($0.48 per share) included in the line item “Gain on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the quarter ended June 30, 2009.

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

The Notes are convertible into Common Stock at a rate equal to 103.0928 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $9.70 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Common Stock with respect to the remainder. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s own stock”, the contingent conversion feature was not required to be bifurcated and accounted for separately under the provisions of SFAS No. 133.

If the Company undergoes a “fundamental change,” holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The Company would pay a make-whole premium on the Notes converted in connection with any fundamental change that occurs prior to November 20, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change.  The maximum make-whole premium, expressed as a number of additional shares of the Common Stock to be received per $1,000 principal amount of the Notes, would be 30.95 upon the conversion of Notes in connection with the occurrence of a fundamental change prior to November 1, 2006, November 15 of each of 2007, 2008, 2009 or 2010, respectively, or November 20, 2011 if the stock price at that date is $7.46 per share of Common Stock.  The Indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates. No make-whole premium will be paid if the price of the common stock on the effective date of the fundamental change is less than $7.46. Any make-whole premium will be payable in shares of common stock (or the consideration into which the Company’s common stock has been exchanged in the fundamental change) on the conversion date for the Notes converted in connection with the fundamental change.  The approximate fair value of the outstanding Notes, based on quoted market prices close to June 30, 2009, was $37 million.  The Company had interest payable related to the Notes included in “Accrued expenses” on the Condensed Consolidated Balance Sheets of approximately $0.2 million and $1.5 million at June 30, 2009 and March 31, 2009, respectively.

UniCredit

In October 2007, in connection with the completion of the acquisition of Arcotronics Italia S.p.A. (‘‘Arcotronics’’), the Company entered into a Senior Facility Agreement (‘‘Facility B’’) with UniCredit whereby UniCredit agreed to lend to the Company up to EUR 47 million ($66.4 million). The Company’s initial drawdown of EUR 45.8 million ($64.7 million) was used to repay certain outstanding indebtedness of Arcotronics and for general corporate purposes. On December 20, 2007, the Company borrowed an additional EUR 1.0 million ($1.4 million) in connection with the refinancing of certain third party indebtedness.

In December 2007, in connection with the refinancing of certain third party indebtedness acquired as part of the acquisition of Arcotronics, the Company entered into a credit facility with UniCredit whereby UniCredit agreed to lend to the Company EUR 50 million ($70.7 million). The Company used the proceeds from this borrowing, together with cash on hand and the drawdown of EUR 1.0 million ($1.4 million) under a separate credit facility with UniCredit, to refinance third party indebtedness of Arcotronics.

In October 2008, the Company entered into a new medium-term credit facility in the principal amount of EUR 60 million ($84.6 million) (“Facility A”) with UniCredit.  Facility A is effective for a four and one-half year term with the first payment due April 1, 2009 and terminates on April 1, 2013.  Proceeds from Facility A in the amount of EUR 50 million ($70.7 million) were used to pay off the above mentioned separate credit facility with UniCredit with a scheduled maturity date of December 2008.  Additional proceeds from Facility A in the amount of EUR 10.0 million ($14.1 million) were applied to reduce the outstanding principal of Facility B with UniCredit with a scheduled maturity date of April 2009.

On April 3, 2009, the Company entered into an agreement to extend and restructure Facility B.  Facility B remained unsecured and does not contain any covenants, however it contains cross acceleration provisions linked to Facility A, and bears interest at a rate of six-month EURIBOR plus 2.5 percent.  Like Facility A, Facility B includes a subjective acceleration clause.

In April 2009, the Company also entered into amendments to Facility A and Facility B with UniCredit which, among other things, modified the financial covenants under Facility A and modified the scheduled amortization under Facility A and Facility B.  These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer.

Material terms and conditions of Facility A are as follows:

(i)	Maturity:	April 1, 2013
(ii)	Interest Rate:	Floating at six-month EURIBOR plus 2.5%
(iii)	Amortization:	EUR 14.3 million, EUR 10.2 million, EUR 6.2 million and EUR 23.5 million in fiscal years 2011, 2012, 2013 and 2014, respectively.
(iv)	Structure:	Secured with Italian real property, certain European accounts receivable and shares of two of the Company’s Italian subsidiaries

Terms and conditions of Facility B are as follows:

(i)	Maturity:	April 1, 2013
(ii)	Interest Rate:	Floating at six-month EURIBOR plus 2.5%
(iii)	Amortization:	EUR 2.0 million, EUR 4.0 million, EUR 10.0 million, EUR 10.0 million and EUR 9.0 million in fiscal years 2010, 2011, 2012, 2013 and 2014, respectively.
(iv)	Structure:	Unsecured

The Company is subject to covenants under Facility A which, among other things, restrict its ability to make capital expenditures above certain thresholds and require it to meet financial tests related principally to a fixed charge coverage ratio and profitability.  The first measurement date for these financial tests will be September 30, 2009.  Thereafter, the measurement date will occur every three months.

The occurrence of events that significantly compromise the Company’s financial, economic, asset or operating situation and significantly compromise the Company’s ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  The Company deems the foregoing provision of Facility A to be a subjective acceleration clause and has assessed the likelihood of whether or not it will be exercised.  While the Company does not presently expect UniCredit to exercise its rights under this clause within the next twelve months, there can be no assurance that UniCredit will not exercise their rights.  There are also provisions under Facility A which require the Company’s continued listing on a stock exchange or regulated stock market existing in the U.S. The Company’s listing on the OTC Bulletin Board complies with the covenants under Facility A.

The approximate combined fair value of Facility A and Facility B, based upon a discount rate present value technique (an income approach), as of June 30, 2009, is $71 million.

Vishay

In the second quarter of fiscal year 2009, the Company sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay. The Company received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets. At the same time, the Company entered into a three-year term loan agreement for $15.0 million and a security agreement with Vishay. The loan carries an interest rate of LIBOR plus 4% which is payable monthly. The entire principal amount of $15.0 million matures on September 15, 2011 and can be prepaid without penalty. Pursuant to the security agreement, the loan is secured by certain accounts receivable of the Company. The approximate fair value of this loan, based on a discount rate present value technique (an income approach), as of June 30, 2009 is $9 million.

Note 3. Segment and Geographic Information

The Company is organized into three distinct business groups: the Tantalum Business Group (“Tantalum”), the Ceramic Business Group (“Ceramic”), and the Film and Electrolytic Business Group (“Film and Electrolytic”). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business groups’ respective budgeted net sales. In addition, all corporate costs are allocated to the business groups based on the business groups’ respective budgeted net sales. On April 24, 2007, the Company acquired Evox Rifa Group Oyj and on October 12, 2007, the Company acquired Arcotronics Italia S.p.A.  Evox Rifa and Arcotronics make up Film and Electrolytic.

Tantalum

Tantalum operates in eight manufacturing sites in the United States, Mexico, China, and Portugal. This business group produces tantalum and aluminum polymer capacitors. The business group also maintains a product innovation center in the United States.  Tantalum products are sold in all regions of the world.

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

The following table reflects each business group’s net sales, operating (loss) income, depreciation and amortization expenses and total assets as well as sales by region for the quarters ended June 30, 2009 and 2008 (amounts in thousands):

	Quarters Ended June 30,
	2009	2008 (As Adjusted)
Net sales:
Tantalum	$72,368	$108,843
Ceramic	32,948	53,205
Film and Electrolytic	44,851	80,796
	$150,167	$242,844

Operating income (loss) (1)(2):
Tantalum	$3,802	$(4,289)
Ceramic	2,448	(87,602)
Film and Electrolytic	(8,751)	(88,740)
	$(2,501)	$(180,631)

Depreciation and amortization expenses:
Tantalum	$7,232	$8,081
Ceramic	2,415	3,801
Film and Electrolytic	2,631	3,770
	$12,278	$15,652

Sales by region:
North and South America (Americas)	$36,122	$57,309
Europe, Middle East, Africa (EMEA)	54,667	101,692
Asia and Pacific Rim (APAC)	59,378	83,843
	$150,167	$242,844

	June 30, 2009	March 31, 2009 (As Adjusted)
Total assets:
Tantalum	$373,033	$357,075
Ceramic	156,659	155,558
Film and Electrolytic	193,411	201,518
	$723,103	$714,151

(1) Restructuring charges included in Operating income (loss) were as follows:

	Quarters Ended June 30,
	2009	2008
Total restructuring:
Tantalum	$—	$1,298
Ceramic	—	676
Film and Electrolytic	—	4,823
	$—	$6,797

(2) Impairment charges and write downs included in Operating income (loss) were as follows:

	Quarters Ended June 30,
	2009	2008
Impairment charges and write downs:
Tantalum	$—	$—
Ceramic	—	76,346
Film and Electrolytic	—	76,229
	$—	$152,575

Note 4. Restructuring Charges

During the past several fiscal years, the Company has initiated several restructuring programs (the “Plan”) in order to reduce costs, remove excess capacity and make the Company more competitive on a worldwide basis.  Since the goals of each of these restructuring programs fall into one of the rationales listed above, the Company has elected to disclose the quarterly impact of total restructuring rather than by each restructuring program.  The Plan is substantially complete with the exception of paying the remaining severance obligations and minor costs for equipment relocation.

A reconciliation of the beginning and ending liability balances for the Plan for the quarters ended June 30, 2009 and 2008 is shown below (amounts in thousands):

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$7,893	$—	$1,835	$—
Costs charged to expense	—	—	4,939	1,858
Costs paid or settled	(2,279)	—	(2,800)	(1,858)
Change in foreign exchange	323	—	78	—
End of period	$5,937	$—	$4,052	$—

Note 5. Accumulated Other Comprehensive Income

Comprehensive income (loss) for the quarters ended June 30, 2009 and 2008, includes the following components (amounts in thousands):

	Quarter Ended June 30,
	2009	2008 (As Adjusted)
Net income (loss)	$25,090	$(189,375)

Amortization of postretirement benefit plan	(87)	(610)
Currency forward contract gain	—	750
Currency translation gain (loss)	6,508	(395)
Total net income (loss) and other comprehensive income (loss)	$31,511	$(189,630)

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	June 30, 2009	March 31, 2009
Foreign currency translation gain	$18,723	$12,215
Defined benefit postretirement plan adjustments	2,884	2,971
Defined benefit pension plans	(2,523)	(2,523)
Total Accumulated other comprehensive income	$19,084	$12,663

Note 6. Intangible Assets

The following table highlights the Company’s intangible assets (amounts in thousands):

	June 30, 2009		March 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Trademarks	$7,617	$—	$7,617	$—
Amortized intangibles (2-25 years)	20,699	3,898	21,447	4,970
	$28,316	$3,898	$29,064	$4,970

Note 7. Income Taxes

During the quarter ended June 30, 2009, the net income tax expense of $1.0 million is comprised of $0.9 million of tax expense related to foreign operations and $0.1 million of state income tax expense.  The income related to the U.S. gain from the early extinguishment of debt did not result in any Federal regular current  or deferred income tax expense due to the utilization of net operating loss carryforwards which have valuation allowances. Additionally, we recorded valuation allowances to partially offset the income tax benefit related to net operating losses in some of our foreign subsidiaries because it is considered more likely than not that these future benefits will not be realized.

Note 8. Concentrations of Risks

Sales and Credit Risk

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from the Company’s customers.  There were no customers which accounted for over 10% of the Company’s net sales in the first quarter of fiscal year 2010.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at June 30, 2009 or at March 31, 2009.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 46% and 48% of the Company’s net sales in the quarters ended June 30, 2009 and 2008, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Note 9. Stock-based Compensation

2009/2010 LTIP

During the first quarter of fiscal year 2009, the Board of Directors approved a new long-term incentive plan (“2009/2010 LTIP”) based upon the achievement of an earnings per share target for the combined fiscal years ending in March 2009 and 2010.  The Company assessed the likelihood of meeting the target financial metrics and concluded that as of the quarter ended June 30, 2009, the target would not be achieved.  Accordingly, no compensation expense was recorded during the first quarter of fiscal year 2010.  The Company will continue to monitor the likelihood of whether the target financial metrics will be realized and will adjust compensation expense to match expectations.  Any awards issued would vest on the measurement date of May 15, 2010.

Restricted Stock

The Company’s Chief Executive Officer was granted 50 thousand restricted shares of KEMET common stock on April 6, 2009.  The shares vested immediately upon grant and had a weighted-average issuance price of $0.29 per share.  Compensation expense associated with the grants was $15 thousand and is included in the line item “Selling, general and administrative expense” on the Condensed Consolidated Statements of Operations.

Stock Options

At March 31, 2009, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s shareholders. These plans authorized the grant of up to

12.1 million shares of the Company’s common stock. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in the near future. Options issued under these plans vest in one or two years and expire ten years from the grant date.

The Company did not granted any stock options during the first quarter of fiscal year 2010.  The compensation expense associated with option awards granted in previous years was $0.2 million and $0.4 million for the quarters ended June 30, 2009 and 2008, respectively.  These costs were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the quarter ended June 30, 2009 and 2008. No tax benefit was realized from stock options exercised during the quarters ended June 30, 2009 and 2008.

Note 10. Reconciliation of Basic and Diluted Income (Loss) Per Common Share

In accordance with FASB Statement No. 128, “Earnings per Share”, the following table presents a reconciliation of basic EPS to diluted EPS.

Computation of Basic and Diluted Income (Loss) Per Share

(Amounts in thousands, except per share data)

	Quarters Ended June 30,
	2009	2008 (As Adjusted)
Numerator:
Net income (loss)	$25,090	$(189,375)

Denominator:
Weighted-average shares outstanding:
Basic	80,864	80,398
Assumed conversion of employee stock options	—	—
Diluted	80,864	80,398

Net income (loss) per share:
Basic and Diluted	$0.31	$(2.36)

Note 11.  Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include eight in Europe, one in Singapore and two in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2009 and 2008 (amounts in thousands):

	Pension		Other Benefits
	Quarters Ended June 30,		Quarters Ended June 30,
	2009	2008	2009	2008
Net service cost	$226	$183	$—	$32
Interest cost	405	407	22	224
Expected return on net assets	(134)	(192)	—	—
Amortization:
Actuarial (gain) loss	42	(1)	(87)	(12)
Prior service (credit) cost	5	7	—	(594)

Total net periodic benefit (income) costs	$544	$404	$(65)	$(350)

In fiscal year 2010, the Company expects to contribute $2.1 million to the pension plans.  The Company expects to make no contributions to fund the Company’s postretirement plan assets in fiscal year 2010 as the Company’s policy is to pay benefits as costs are incurred.

Note 12. Subsequent Events

In accordance with SFAS No. 165, the Company has evaluated subsequent events through August 10, 2009, the date of issuance of the unaudited condensed consolidated financial statements.  On August 5, 2009, the Company learned that it has been selected as one of thirty companies to receive a grant from the Department of Energy for a project that is expected to create over 110 new jobs in South Carolina.  The $15.1 million award will enable the Company to produce film and electrolytic capacitors within the United States to support alternative energy products and emerging green technologies such as hybrid electric drive vehicles.  As of August 10, 2009, the Company has not received the specific terms and conditions of the grant; and therefore, the grant has not been formally approved and accepted.  Other than this grant, the Company did not have any material subsequent events.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A of the Company’s 2009 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements. The Company faces risks that are inherent in the businesses and the market places in which the Company operate. While management believes these forward-looking statements are accurate and reasonable, uncertainties, risks and factors, including those described below, could cause actual results to differ materially from those reflected in the forward-looking statements.

Factors that could cause the Company’s actual results to differ materially from those anticipated in the forward-looking statements in this report include the following: (i) generally adverse economic and industry conditions, including a decline in demand for our products;  (ii) the ability to maintain sufficient liquidity to realize current operating plans; (iii) the effect of receiving a going concern statement in our auditor’s report on our 2009 audited financial statements; (iv) adverse economic conditions could cause further reevaluation of the fair value of our reporting segments and the write down of long-lived assets; (v) the cost and availability of raw materials; (vi) changes in our competitive environment;  (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) the ability to successfully integrate the operations of acquired businesses; (ix) the ability to attract, train and retain effective employees and management; (x) the ability to develop innovative products to maintain customer relationships; (xi) the impact of environmental issues, laws, and regulations; (xii) our ability to finance and achieve the expected benefits of our manufacturing relocation plan or other restructuring plans; (xiii) volatility of financial and credit markets which would affect our access to capital; (xiv) increased difficulty or expense in accessing capital because of our delisting of our common stock from the New York Stock Exchange ; (xv) exposure to foreign exchange (gains) and losses; (xvi) need to reduce costs to offset downward price trends; (xvii) potential limitation on use of net operating losses to offset possible future taxable income; (xviii) dilution as a result of the issuance of a warrant to K Financing, LLC (“K Financing”); and (xix) exercise of the warrant by K Financing may result in the existence of a controlling shareholder.

Additional risks and uncertainties not presently known to the Company or that the Company currently deem immaterial also may impair the Company’s business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider the above list of factors to be a complete set of all potential risks or uncertainties.

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the Company’s 2009 Annual Report.  The Company’s critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of the Company’s 2009 Annual Report.

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

The Company’s judgments are based on management’s assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in the unaudited condensed consolidated financial statements. It is important that readers of these unaudited financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

Overview

KEMET is a leading manufacturer of the majority of capacitor types, including tantalum, multilayer ceramic, solid aluminum, plastic film, paper and electrolytic capacitors. Capacitors are electronic components that store, filter and regulate electrical energy and current flow and are one of the essential passive components used in circuit boards.  Virtually all electronic applications and products contain capacitors, including communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, military and aerospace systems, and consumer electronics.

KEMET’s business strategy is to generate revenues by being the preferred capacitor supplier to the world’s most successful electronics original equipment manufacturers, electronics manufacturing service providers, and electronics distributors.  We reach our customers through a direct sales force, as well as a limited number of manufacturing representatives, that call on customer locations around the world.

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

The market for all of our capacitors is highly competitive.  The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices for capacitors, low transportation costs, and fewer import barriers.  Competitive factors that influence the market for our products include: product quality, customer service, technical innovation, pricing and timely delivery.  It is our belief that we compete favorably on the basis of each of these factors.

KEMET is organized into three distinct business groups: Tantalum, Ceramic, and Film and Electrolytic.  Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and are allocated to the business groups.  In addition, all corporate costs are allocated to the business groups.  See Note 3, “Segment and Geographic Information” to our condensed consolidated financial statements.

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

The global economic downturn had an adverse impact on our results of operations and liquidity for the past several quarters.  Throughout fiscal year 2009, we took aggressive steps to offset the adverse impact of the economic downturn on our operations.  These steps included cost reduction programs, working capital initiatives and selling non-core assets.  In the first quarter of fiscal year 2010, we continued to improve our liquidity situation by executing a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the “Platinum Credit Facility”), consummating a tender offer for 53.7% of our 2.25% Convertible Senior Notes (the “Notes”) and amending our credit facilities with UniCredit Corporate Banking S.p.A. (“UniCredit”).

Platinum Credit Facility, Tender Offer and UniCredit Amendments

On May 5, 2009, we announced the execution of a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the “Platinum Credit Facility”).  The Platinum Credit Facility consists of a term loan of up to $52.5 million (“Platinum Term Loan”), line of credit loan (“Platinum Line of Credit Loan”) that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan (“Platinum Working Capital Loan”) of up to $12.5 million.

Concurrently, on May 5, 2009, we commenced a tender offer for any and all of the Notes.  The Platinum Term Loan discussed above could only be used to the extent required to purchase Notes validly tendered pursuant to the tender offer.  Additionally, funds from the Platinum Line of Credit Loan and Platinum Working Capital Loan under the Platinum Credit Facility are available to us, for limited purposes, subject to the satisfaction or waiver of certain conditions, including the consummation of the tender offer on the terms described in the Offer to Purchase.  Under the initial terms of the tender offer, holders of Notes who validly tendered, and did not validly withdraw, their Notes on or prior to the Expiration Date would receive $300 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment.  The tender offer and KEMET’s obligation to purchase and pay for the Notes validly tendered and not validly withdrawn pursuant to the tender offer was initially conditioned upon (1) at least $166.3 million in aggregate principal amount of Notes (representing 95% of the outstanding Notes) being validly tendered and not validly withdrawn, and (2) the receipt by KEMET of the proceeds from the Platinum Term Loan of up to $52.5 million from K Financing.

On June 3, 2009, we announced the extension of the tender offer until the expiration date of June 12, 2009.  All terms and conditions of the tender offer remained unchanged with this extension. On June 8, 2009, we announced an increase in the purchase price from $300 per $1,000 principal amount of the Notes to $400 per $1,000 principal amount of the Notes and extended the expiration date to June 19, 2009.  In addition, we decreased the minimum tender condition from $166.3 million in aggregate principal amount of the Notes (representing 95% of the outstanding Notes) to $122.5 million in aggregate principal amount of the Notes (representing 70% of the outstanding Notes).  We also entered into the Amended and Restated Credit Agreement with K Financing (as amended, the “Amended and Restated Platinum Credit Facility”), whereby, among other matters, the potential size of the Platinum Term Loan increased from $52.5 million to $60.3 million.  The Amended and Restated Platinum Credit Facility also required the use of up to $9.8 million of KEMET’s internal cash on hand for purchases of Notes validly tendered and not validly withdrawn pursuant to the tender offer if more than $150.6 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn and all funds under the Platinum Term Loan under the Amended and Restated Platinum Credit Facility were disbursed.  As noted below, the $150.6 million threshold was not met, and we did not disburse internal cash for the purchase of Notes.

On June 22, 2009, we announced a reduction in the minimum tender condition pursuant to the tender offer from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes) and an extension of the expiration date to June 26, 2009.  All remaining terms and conditions of the tender offer were unchanged with this extension.  We also executed a Revised Amended and Restated Credit Agreement (the “Revised Amended and Restated Platinum Credit Facility”), with K Financing whereby, among other matters, the minimum tender condition was reduced from $122.5 million in aggregate principal amount of Notes to $87.5 million in aggregate principal amount of Notes.

On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes).  As a result of the consummated tender offer, on June 30, 2009, we used $37.8 million of the Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes.  We incurred approximately $3.6 million in fees and expense reimbursements related to the execution of this tender offer.  We funded these costs with the Platinum Line of Credit Loan.  No monies have been drawn on the Platinum Working Capital Loan provision, under which we currently have a borrowing capacity of $7.5 million based on our book-to-bill ratio.

The Platinum Term Loan accrues interest at an annual rate of 9% for cash payment until the one-year anniversary of the consummation of the tender offer.  At our option, after the one-year anniversary of the consummation of the tender offer, the Platinum Term Loan will accrue interest at an annual rate of 9% for cash payment, or cash and payment in-kind (“PIK”) interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%.  The Platinum Working Capital Loan and the Platinum Line of Credit Loan will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million, in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the Platinum Term Loan, the Platinum Line of Credit Loan and the Platinum Working Capital Loan are accelerated to March 1, 2011.  If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million, the maturity date of the Platinum Term Loan will be November 15, 2012 and the maturity date for the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be July 15, 2011.  In addition, we will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.  This success fee has been included in “Other non-current obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2009.

The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that we maintain a minimum consolidated EBITDA and a minimum fixed charge coverage ratio.  In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.  These covenants will be first measured as of the end of the second quarter of our current fiscal year, which will be the quarter ending September 30, 2009.  Based on our operating plans, we currently forecast that we will meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. However, in the case of the EBITDA covenant, our forecast shows that we will achieve the required level of profitability by a narrow margin.  The Company’s forecast anticipates a steady recovery, over the next several quarters, of the principal markets and industries into which its products are sold. The Company’s expectations in this regard are based on various information sources including, among others, industry surveys and input from various key customers. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on the Company’s operations, there is significant uncertainty as to whether the Company’s forecasts will be achieved. There can be no assurance that we will achieve our forecasted operating profit for the balance of the year or that we will be able to meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities.  In the event of a covenant breach, we would seek a waiver or amendment, but such remedy would be out of our control and at the discretion of our lenders.

In April 2009, we also entered into amendments to our existing credit agreements with UniCredit which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the scheduled amortization under Facility A and Facility B.  These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer.

Our obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility are secured by substantially all of our assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secure obligations to an affiliate of Vishay Intertechnology, Inc.).  As further described in the Offer to Purchase, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools and our assets in Europe that are not pledged to either lender.  The letter of understanding also sets forth each lender’s agreement not to interfere with the other’s exercise of remedies pertaining to their respective collateral pools.

Concurrent with the consummation of the tender offer, we issued K Financing a warrant (the “Closing Warrant”) to purchase up to 80,544,685 shares of our common stock, subject to certain adjustments, representing approximately 49.9% of our outstanding common stock on a post-Closing Warrant basis.  The Closing Warrant is exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance.  The floor exercise price would be reached once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan reach $20.0 million.  The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of our common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives.  We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code although the matter is not free from doubt.  In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.  If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited.

We also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with K Financing.  Pursuant to the terms of the Investor Rights Agreement, we have, subject to certain terms and conditions, granted Board observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board.  In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights.  Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

We also entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“Platinum Advisors”) for a term of at least four years, pursuant to which we will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.

We believe that the consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities will improve our liquidity situation.  Given our cost reduction and working capital initiatives, our anticipated borrowing ability under the working capital loan provision of the Revised Amended and Restated Platinum Credit Facility, and the UniCredit Amendments, we estimate that our current operating plans will provide for sufficient cash to cover liquidity requirements.  We currently anticipate that we will continue to experience severe pressure on our liquidity during fiscal year 2010; however, we expect to generate sufficient cash from operations to satisfy our liquidity requirements.  Furthermore, the generation of adequate liquidity will largely depend upon our ability to achieve sales growth over the next several quarters and our ability to execute our current operating plans and to manage costs.  In light of the improvement we experienced in sales volume in the first quarter of fiscal year 2010, the improvement we experienced in our operating results as we began to fully benefit from our cost reduction plans, and the continued control we exhibit over our working capital levels, we believe we will be successful in generating adequate liquidity.

Given the degree of uncertainty with respect to the near-term outlook for the global economy, and other risks and uncertainties, there can be no assurance that we will be successful in generating adequate liquidity.  An unanticipated decrease in sales, sales that fall below our expectations, or other factors that would cause the actual outcome of our plans to differ from expectations could create a shortfall in cash available to fund our liquidity needs.  We will continually monitor and adjust our business plan as necessary to respond to developments in our business, markets and the broader economy.  In addition to the actions discussed above, we continue to review additional initiatives to improve liquidity in the short-term as well as to reduce our total overall leverage, including the sale of non-core assets.

Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  Specifically, our condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event we are unable to continue as a going concern.  The uncertainties surrounding our liquidity and capital resources and ability to meet financial covenants cast doubt on our ability to continue as a going concern.  The failure to successfully maintain sufficient cash, and/or the non-compliance with our financial covenants without a waiver or amendment granted by our lenders, would have a material adverse effect on our business, results of operations, financial position and liquidity.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Quarter Ended June 30, 2009 with the Quarter Ended June 30, 2008

The following table sets forth the operating income (loss) for each of our business segments for the quarters ended June 30, 2009 and June 30, 2008, respectively.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (amounts in thousands):

	Quarters Ended
	June 30, 2009		June 30, 2008 (As Adjusted)
	Amount	% to Total Sales	Amount	% to Total Sales	% Change
Net sales
Tantalum	$72,368	48.2%	$108,843	44.8%	-33.5%
Ceramic	32,948	21.9%	53,205	21.9%	-38.1%
Film and Electrolytic	44,851	29.9%	80,796	33.3%	-44.5%
Total	$150,167	100.0%	$242,844	100.0%	-38.2%

Gross margin
Tantalum	$13,970	9.3%	$12,403	5.1%	12.6%
Ceramic	7,922	5.3%	(1,142)	-0.5%	793.7%
Film and Electrolytic	(1,531)	-1.0%	5,795	2.4%	-126.4%
Total	20,361	13.6%	17,056	7.0%	19.4%

SG&A expenses
Tantalum	7,715	5.1%	10,517	4.3%	-26.6%
Ceramic	3,958	2.6%	6,268	2.6%	-36.9%
Film and Electrolytic	6,410	4.3%	11,434	4.7%	-43.9%
Total	18,083	12.0%	28,219	11.6%	-35.9%

R&D expenses
Tantalum	2,453	1.6%	4,877	2.0%	-49.7%
Ceramic	1,516	1.0%	3,170	1.3%	-52.2%
Film and Electrolytic	810	0.5%	2,049	0.8%	-60.5%
Total	4,779	3.2%	10,096	4.2%	-52.7%

Restructuring charges
Tantalum	—	0.0%	1,298	0.5%	—
Ceramic	—	0.0%	676	0.3%	—
Film and Electrolytic	—	0.0%	4,823	2.0%	—
Total	—	0.0%	6,797	2.8%	—

Goodwill impairment
Ceramic	—	0.0%	12,418	5.1%	—
Film and Electrolytic	—	0.0%	76,229	31.4%	—
Total	—	0.0%	88,647	36.5%	—

Write down of long-lived assets
Ceramic	—	0.0%	63,928	26.3%	—
Total	—	0.0%	63,928	26.3%	—

Operating incom (loss)
Tantalum	3,802	2.5%	(4,289)	-1.8%	188.6%
Ceramic	2,448	1.6%	(87,602)	-36.1%	102.8%
Film and Electrolytic	(8,751)	-5.8%	(88,740)	-36.5%	90.1%
Total	(2,501)	-1.7%	(180,631)	-74.4%	98.6%

Other expense (income), net	(28,621)	-19.1%	8,824	3.6%	-424.4%
Income (loss) before income taxes	26,120	17.4%	(189,455)	-78.0%	113.8%
Income tax expense (benefit)	1,030	0.7%	(80)	0.0%	1387.5%
Net income (loss)	$25,090	16.7%	$(189,375)	-78.0%	113.2%

Consolidated Comparison of the Quarter Ended June 30, 2009 with the Quarter Ended June 30, 2008

Net sales:

Net sales for quarter ended June 30, 2009 were $150.2 million, which represented a 38.2% decrease from net sales of $242.8 million in the first quarter of fiscal year 2009.  The weak economy continued to adversely affect our business as sales declined in all of our business segments when compared to the same period last year.  The impact of the economic downturn seemed to have its most significant impact on our sales in the fourth quarter of fiscal year 2009, when net sales dropped to $136.0 million.  Net sales for the first quarter of fiscal year 2010 improved by 10.4% when compared to fourth quarter of fiscal year 2009, and we expect this trend of improving sales to continue throughout fiscal year 2010 if the global economy continues to improve.

By region, 24% of net sales for the quarter ended June 30, 2009 were to customers in North America and South America (“Americas”), 40% were to customers in Asia and Pacific Rim (“APAC”), and 36% were to customers in Europe, Middle East and Africa (“EMEA”).  For the quarter ended June 30, 2008, 24% of net sales were to customers in the Americas, 34% were to customers in APAC, and 42% were to customers in EMEA.

By channel, 46% of net sales for the quarter ended June 30, 2009, were to distribution customers, 17% were to electronic manufacturing services customers, and 37% were to original equipment manufacturing customers.  For the quarter ended June 30, 2008, 48% of net sales were to distribution customers, 18% were to electronic manufacturing services customers, and 34% were to original equipment manufacturing customers.

Gross Margin:

Despite a significant decrease in net sales, our gross margin for the first quarter of fiscal year 2010 increased $3.3 million when compared to the same period last year.  Gross margin as a percent to net sales improved to 13.6% of net sales in the first quarter of fiscal year 2010, up from 7.0% of net sales in the first quarter of fiscal year 2009.  Cost savings from several cost reduction plans that were initiated throughout fiscal year 2009 were partially responsible for the improvement.  Additionally, we incurred costs in the first quarter of fiscal year 2009 that did not repeat in the current quarter.  These included increased costs in conjunction with the relocation and start up of equipment in China and a $7.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.

Selling, general and administrative expenses:

Selling, general and administrative (“SG&A”) expenses were $18.1 million, or 12.0% of net sales for the first quarter of fiscal year 2010 compared to $28.2 million, or 11.6% of net sales for first quarter of fiscal year 2009.  The $10.1 million decrease in SG&A expenses includes a decrease of $5.2 million in selling expenses primarily attributable to cost reductions resulting from our reduction in workforce, a 10% wage reduction for all salaried employees effective January 1, 2009 (where possible) and the temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0%.  In addition, integration expenses decreased $2.3 million in the first quarter of fiscal year 2010 compared to the same period last year.

Research and development:

Research and development expenses were $4.8 million, or 3.2% of net sales for the first quarter of fiscal year 2010, compared to $10.1 million, or 4.2% of net sales for the first quarter of fiscal year 2009. The 52.7% decrease resulted from savings from our reduction in workforce, a 10% wage reduction for all salaried employees effective January 1, 2009 (where possible) and the temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0%.

Restructuring Charges:

We incurred no restructuring charges in the first quarter of fiscal year 2010 compared to $6.8 million in restructuring charges for the same period a year ago.  In the first quarter of fiscal year 2009, we recognized restructuring charges of $4.9 million for reductions in workforce, primarily in Film and Electrolytic.  Additionally, we incurred $1.9 million in charges for the relocation of equipment.

Goodwill Impairment and Write Down of Long-Lived Assets

Prior to writing off all of our goodwill in fiscal year 2009, we performed goodwill impairment tests during the first quarter of each fiscal year and when otherwise warranted.  In the first quarter of fiscal year 2009, we recorded a goodwill impairment charge of $88.6 million based on the annual impairment test.  Also occurring in the first quarter of fiscal year 2009 and in part as a result of the goodwill impairment testing, we tested the long-lived assets of Ceramic for impairment.  As a result of this testing, Ceramic recorded a $63.9 million impairment charge to write off all of its other intangible assets and to write down long-lived assets.

For the impairment or disposal of long-lived assets, KEMET follows the guidance as prescribed in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS  No. 144”).  In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable.  We determined that an impairment review of long-lived assets and intangible assets was not warranted in the first quarter of fiscal year 2010.

Operating Loss

Operating loss for the quarter ended June 30, 2009 was $2.5 million compared to an operating loss of $180.6 million for the quarter ended June 30, 2008.  Gross margin increased $3.3 million as compared to the same quarter a year ago.  Operating expenses decreased $15.5 million and restructuring charges were $6.8 million lower than the first quarter of fiscal year 2009.  Additionally, we incurred no charges for goodwill impairment and the write down of long-lived assets in the current quarter compared to charges of $152.6 million for goodwill impairment and the write down of long-lived assets in the first quarter of fiscal year 2009.

Other Expense (Income), net

Other (income) expense improved from expense of $8.8 million in the first quarter of fiscal year 2009 to income of $28.6 million in the first quarter of fiscal year 2010.  We recognized a gain on the early extinguishment of debt of $38.9 million which led to the significant improvement when compared to the same period last year.  This gain resulted from the consummation of a tender offer on our Convertible Senior Notes (the “Notes”) which is discussed in further detail below in the Liquidity and Capital Resources section.  Interest expense decreased in the quarter ended June 30, 2009 versus the comparable period in the prior year primarily because of a reduction in our outstanding debt and lower interest rates on our variable rate loans.  Partially offsetting these favorable items were higher foreign currency translation losses in the first quarter of fiscal year 2010 compared with the first quarter of fiscal year 2009.

Income Taxes

Our income tax expense for the quarter ended June 30, 2009 was $1.0 million compared to an income tax benefit of $0.1 million for the quarter ended June 30, 2008.  Income tax expense for the first quarter of fiscal year 2010 is comprised of $0.9 million of tax expense related to foreign operations and $0.1 million of state income tax expense.

Business Groups Comparison of the Quarter Ended June 30, 2009 with the Quarter Ended June 30, 2008

Tantalum

Net Sales

Net sales decreased 33.5% during the first quarter of fiscal year 2010, as compared to the first quarter of fiscal year ended 2009 while unit sales volume decreased 45.8% during the first quarter of fiscal year 2010 as compared to the same quarter of fiscal year 2009.  Average selling prices increased 22.7% for the first quarter of fiscal year 2010 as compared the same quarter of fiscal 2009 due primarily to a favorable product mix shift, as the Polymer product line and specialty product shipments represented a larger share of the tantalum business group revenue.  Overall, unit sales volume and revenue were negatively affected by the global economic downturn that has adversely impacted all regions as well as the weakening of the automotive markets in the U.S. and Europe.

Gross Margin

Gross margin as a percent to Tantalum sales increased to 19.3% from 11.4% in the first quarter of fiscal year 2009.  The primary contributor to the higher gross margin was the cost reductions initiated throughout fiscal year 2009 in headcount and other manufacturing expenses which were realized in the first quarter of fiscal year 2010 and an increase in sales of higher margin products.

Operating Income (Loss)

Operating income for the first quarter of fiscal year 2010 was $3.8 million as compared to a loss of $4.3 million in the same quarter of  fiscal year 2009.  The improvement was generated by the improvement in gross margin as described above, as well as lower operating expenses of $5.2 million primarily due to cost reductions resulting from our reduction in workforce, a 10% wage reduction for all salaried employees effective January 1, 2009 (where possible) and the temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0% and closure of a research and development facility located in Heidenheim, Germany.

Ceramic

Net Sales

Net sales decreased by 38.1% during the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. The decrease is attributed primarily to lower volumes, partially offset by higher average selling prices.  Volumes decreased 43.8% during the first quarter of fiscal year 2010, as compared to the same period last year due primarily to the global economic downturn as well as softening in the Hi-CV market in Asia and a weakening of the automotive markets in the U.S. and Europe.  Average selling prices were up 9.9% due primarily to product mix improvements over last year, partially offset by price decreases in Hi-CV products in Asia.

Gross Margin

Gross margin as a percent to Ceramic sales increased to 24.0% from (2.1%) in the first quarter of last year.  The improvement in gross margin can be attributed primarily to higher average selling prices as discussed above and cost reductions initiated throughout fiscal year 2009.  Additionally, we incurred no charges for lower-of-cost-or-market adjustments to write-down Ceramic Hi-CV inventory to its net realizable value in the current quarter as compared to charges of $7.0 million for lower-of-cost-or-market adjustments in the first quarter of fiscal year 2009.  Price decreases in Hi-CV products in Asia during the first quarter of last fiscal year caused the net realizable value of the inventory to fall below its carrying value.

Operating Income (Loss)

Operating income for the first quarter of fiscal year 2010 was $2.4 million as compared to an operating loss of $87.6 million in the first quarter of fiscal year 2009.   Gross margin increased $9.1 million as compared to the same quarter a year ago.  Operating expenses decreased $4.0 million and restructuring charges were $0.7 million lower than the first quarter of fiscal year 2009.  Additionally, we incurred no charges for goodwill impairment and the write down of long-lived assets in the current quarter compared to charges of $76.3 million for goodwill impairment and the write down of long-lived assets in the first quarter of fiscal year 2009.

Film and Electrolytic Business Group

Net Sales

Net sales decreased from $80.8 million in the first quarter of fiscal year 2009 to $44.9 million in the first quarter of fiscal year 2010. Unit sales volume for the quarter ended June 30, 2009 decreased compared to the same period last year due to decreased market demand.

Gross Margin

Gross margin decreased $7.3 million from $5.8 million in the first quarter of fiscal year 2009 to negative $1.5 million in the first quarter of fiscal year 2010.  Despite the cost cutting initiatives executed through head count reductions and temporary layoffs in Italy, expenses were not reduced enough to offset the revenue decline.  Further restructuring activities have been delayed due to liquidity constraints.

Operating Loss

Operating loss for the first quarter of fiscal year 2010 was $8.8 million as compared to an operating loss of $88.7 million in first quarter of fiscal year 2009.  The first quarter of fiscal year 2009’s operating loss includes charges of $76.2 million for goodwill impairment compared to no charges in the first quarter of fiscal year 2010.  Operating expenses decreased $6.3 million and restructuring charges were $4.8 million lower than the first quarter of fiscal year 2009.  This was offset by a gross margin decrease of $7.3 million as compared to the same quarter a year ago.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plan.  Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements and existing cash balances.

Platinum Credit Facility, Tender Offer and UniCredit Amendments

On May 5, 2009, we announced the execution of the Platinum Credit Facility.  The Platinum Credit Facility consists of the Platinum Term Loan of up to $52.5 million, the Platinum Line of Credit Loan that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and the Platinum Working Capital Loan of up to $12.5 million.

Concurrently, on May 5, 2009, we commenced a tender offer for any and all of the Notes.  The Platinum Term Loan discussed above could only be used to the extent required to purchase Notes validly tendered pursuant to the tender offer.  Additionally, funds from the Platinum Line of Credit Loan and Platinum Working Capital Loan under the Platinum Credit Facility are available to we, for limited purposes, subject to the satisfaction or waiver of certain conditions, including the consummation of the tender offer on the terms described in the Offer to Purchase.  Under the initial terms of the tender offer, holders of Notes who validly tendered, and did not validly withdraw, their Notes on or prior to the Expiration Date would receive $300 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment.  The tender offer and KEMET’s obligation to purchase and pay for the Notes validly tendered and not validly withdrawn pursuant to the tender offer was initially conditioned upon (1) at least $166.3 million in aggregate principal amount of Notes (representing 95% of the outstanding Notes) being validly tendered and not validly withdrawn, and (2) the receipt by KEMET of the proceeds from the Platinum Term Loan of up to $52.5 million from K Financing.

On June 3, 2009, we announced the extension of the tender offer until the expiration date of June 12, 2009.  All terms and conditions of the tender offer remained unchanged with this extension. On June 8, 2009, we announced an increase in the purchase price from $300 per $1,000 principal amount of the Notes to $400 per $1,000 principal amount of the Notes and extended the expiration date to June 19, 2009.  In addition, we decreased the minimum tender condition from $166.3 million in aggregate principal amount of the Notes (representing 95% of the outstanding Notes) to $122.5 million in aggregate principal amount of the Notes (representing 70% of the outstanding Notes).  We also entered into the Amended and Restated Credit Agreement with K Financing (as amended, the “Amended and Restated Platinum Credit Facility”), whereby, among other matters, the potential size of the Platinum Term Loan increased from $52.5 million to $60.3 million.  The Amended and Restated Platinum Credit Facility also required the use of up to $9.8 million of KEMET’s internal cash on hand for purchases of Notes validly tendered and not validly withdrawn pursuant to the tender offer if more than $150.6 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn and all funds under the Platinum Term Loan under the Amended and Restated Platinum Credit Facility were disbursed.  As noted below, the $150.6 million threshold was not met, and we did not disburse internal cash for the purchase of Notes.

On June 22, 2009, we announced a reduction in the minimum tender condition pursuant to the tender offer from $122.5 million in aggregate principal amount of Notes (representing 70% of the outstanding Notes) to $87.5 million in aggregate principal amount of Notes (representing 50% of the outstanding Notes) and an extension of the expiration date to June 26, 2009.  All remaining terms and conditions of the tender offer were unchanged with this extension.  We also entered into a Revised Amended and Restated Platinum Credit Facility with K Financing, whereby, among other matters, the minimum tender condition was reduced from $122.5 million in aggregate principal amount of Notes to $87.5 million in aggregate principal amount of Notes.

On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes).  As a result of the consummated tender offer, on June 30, 2009, we used $37.8 million of the Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes.  We incurred approximately $3.6 million in fees and expense reimbursements related to the execution of this tender offer.    We funded these

costs with the Platinum Line of Credit Loan.  No monies have been drawn on the Platinum Working Capital Loan provision, under which we currently have a borrowing capacity of $7.5 million based on our book-to-bill ratio as of June 30, 2009.  The extinguishment of these Notes resulted in a net gain of $38.9 million included in the line item “Gain on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the quarter ended June 30, 2009.

The Platinum Term Loan accrues interest at an annual rate of 9% for cash payment until the one-year anniversary of the consummation of the tender offer.  At our option, after the one-year anniversary of the consummation of the tender offer, the Platinum Term Loan will accrue interest at an annual rate of 9% for cash payment, or cash and PIK interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%.  The Platinum Working Capital Loan and the Platinum Line of Credit Loan will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the Platinum Term Loan, the Platinum Line of Credit Loan and the Platinum Working Capital Loan are accelerated to March 1, 2011.  If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million, the maturity date of the Platinum Term Loan will be November 15, 2012 and the maturity date for the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be July 15, 2011.  In addition, we will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.  This success fee has been included in “Other non-current obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2009.

The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that we maintain a minimum consolidated EBITDA and a minimum fixed charge coverage ratio.  In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.  These covenants will be measured as of the end of the second quarter of our current fiscal year ending September 30, 2009.  Based on our operating plans, we currently forecast that we will meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. However, in the case of the EBITDA covenant, our forecast shows that we will achieve the required level of profitability by a narrow margin.  The Company’s forecast anticipates a steady recovery, over the next several quarters, of the principal markets and industries into which its products are sold. The Company’s expectations in this regard are based on various information sources including, among others, industry surveys and input from various key customers. Given the degree of uncertainty with respect to the near-term outlook for the global economy and the possible effects on the Company’s operations, there is significant uncertainty as to whether the Company’s forecasts will be achieved. There can be no assurance that we will achieve our forecasted operating profit for the balance of the year or that we will be able to meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities.  In the event of a covenant breach, we would seek a waiver or amendment, but such remedy would be out of our control and at the discretion of our lenders.

In April 2009, we also entered into amendments to our existing credit agreements with UniCredit which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the scheduled amortization under Facility A and Facility B.  These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer.

Our obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility are secured by substantially all of our assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secure obligations to an affiliate of Vishay Intertechnology, Inc.).  As further described in the Offer to Purchase, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools, and our assets in Europe that are not pledged to either lender.  The letter of understanding also sets forth each lender’s agreement not to interfere with the other’s exercise of remedies pertaining to their respective collateral pools.

Concurrent with the consummation of the tender offer, we issued K Financing the Closing Warrant to purchase up to 80,544,685 shares of our common stock, subject to certain adjustments, representing approximately 49.9% of our outstanding common stock on a post-Closing Warrant basis.  The Closing Warrant is exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance.  The floor exercise price would be reached once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan reach $20.0 million.  The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised

Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of our common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives.  We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code although the matter is not free from doubt.  In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.  If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited.

We also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with K Financing.  Pursuant to the terms of the Investor Rights Agreement, we have, subject to certain terms and conditions, granted Board observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board.  In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights.  Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

We also entered into a Corporate Advisory Services Agreement with Platinum Advisors for a term of at least four years, pursuant to which we will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.

We believe that the consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities will improve our liquidity situation.  Given our cost reduction and working capital initiatives, our anticipated borrowing ability under the working capital loan provision of the Revised Amended and Restated Platinum Credit Facility, and the UniCredit Amendments, we estimate that our current operating plans will provide for sufficient cash to cover liquidity requirements.  We currently anticipate that we will continue to experience severe pressure on our liquidity during fiscal year 2010, however, we expect to generate sufficient cash from operations to satisfy our liquidity requirements.  Furthermore, the generation of adequate liquidity will largely depend upon our ability to achieve sales growth over the next several quarters and our ability to execute our current operating plans and to manage costs.  In light of the improvement we experienced in sales volume in the first quarter of fiscal year 2010, the improvement we experienced in our operating results as we begin to fully benefit from our cost reduction plans, and the continued control we exhibit over our working capital levels, we believe we will be successful in generating adequate liquidity.

Given the degree of uncertainty with respect to the near-term outlook for the global economy, and other risks and uncertainties, there can be no assurance that we will be successful in generating adequate liquidity.  An unanticipated decrease in sales, sales that fall below our expectations, or other factors that would cause the actual outcome of our plans to differ from expectations could create a shortfall in cash available to fund our liquidity needs.  We will continually monitor and adjust our business plan as necessary to respond to developments in our business, markets and the broader economy.  In addition to the actions discussed above, we continue to review additional initiatives to improve liquidity in the short-term as well as to reduce our total overall leverage, including the sale of non-core assets.

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  Specifically, our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event we are unable to continue as a going concern.  The uncertainties surrounding our liquidity and capital resources and ability to meet financial covenants cast doubt on our ability to continue as a going concern.  The failure to successfully maintain sufficient cash, and/or the non-compliance with our financial covenants without a waiver or amendment granted by our lenders, would have a material adverse effect on our business, results of operations, financial position and liquidity.

Our cash and cash equivalents decreased by $5.1 million for the quarter ended June 30, 2009 as compared with a decrease of $45.9 million during the quarter ended June 30, 2008 (amounts in thousands):

	Fiscal Quarter Ended June 30,
	2009	2008 (As Adjusted)
Cash provided by (used in) operating activities	$3,975	$(15,472)
Cash used in investing activities	(1,387)	(12,209)
Cash used in financing activities	(7,825)	(17,994)
Effects of foreign currency fluctuations on cash	168	(207)
Net decrease in cash and cash equivalents	$(5,069)	$(45,882)

Operations:

Cash flows from operations improved by $19.4 million in the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009.  Despite an increase in volume for the current quarter when compared to the fourth quarter of fiscal year 2009, we managed to generate cash from operating assets and operating liabilities in the first quarter of fiscal year 2010 as we continue to focus on controlling our working capital.  However, when compared to the first quarter of fiscal year 2009, cash generated from operating assets and liabilities did not change significantly quarter over quarter.  Accordingly, the increase in cash generated from operations occurred primarily through an improvement in our operating cost structure.  This improvement was largely driven through cost savings generated by the cost reduction plans initiated throughout fiscal year 2009.  The $38.9 million gain on early extinguishment of debt was a non-cash item and did not affect cash provided by operations in the first quarter of fiscal year 2010.  Likewise, two large non-cash items effected net income in the first quarter of fiscal year 2009 but did not affect cash provided by operations.  These items included goodwill impairment and the write down of long-lived assets for $152.6 million.

Investing:

Cash used in investing activities was $1.4 million for the first quarter of fiscal year 2010 compared to $12.2 million in the first quarter of fiscal year 2009.  The primary reason for the improvement was a $9.8 million decrease in capital expenditures in the first quarter of fiscal year 2010 compared to the same quarter last year.

Financing:

Cash used in financing activities was $7.8 million in first quarter of fiscal year 2010 as compared to $18.0 million in first quarter of fiscal year 2009.

In the first quarter of fiscal year 2010, proceeds from the issuance of debt resulted primarily from the Platinum Term Loan and the Platinum Line of Credit Loan.  Approximately $37.8 million in proceeds from the Platinum Term Loan were used to retire $93.9 million in aggregate principal amount of the Notes (representing 53.7% of the outstanding Notes) which were validly tendered on June 26, 2009.  Proceeds of $10.0 million from the Platinum Line of Credit Loan were used primarily to pay the fees and expenses related to execution of the tender offer.  The gain on the early extinguishment of the Notes is shown on the line item “Gain on early extinguishment of debt” on the Condensed Consolidated Statements of Operations.

In the first quarter of fiscal year 2010, payments of debt relate primarily to retirement of the Notes discussed above as well as a principal payment on UniCredit Facility A.   The use of cash in the first quarter of fiscal year 2009 was primarily for a principal payment of $20.0 million on our Senior Notes.

Commitments

At June 30, 2009, after reflecting the amendments to UniCredit Facility A and Facility B we had contractual obligations in the form of debt and interest payments as follows (amounts in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt obligations (1)	$284,927	$19,879	$79,595	$104,372	$81,081
Interest obligations	66,540	12,329	24,382	7,984	21,845
	$351,467	$32,208	$103,977	$112,356	$102,926

(1)          Holders of the Notes have the right to require us to repurchase for cash all or a portion of their Notes on November 15, 2011, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.

Our operating lease, European social security, pension benefit and other postretirement benefit obligations have not changed materially from those disclosed in our 2009 Annual Report.

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

Impact of Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. SFAS No. 165 is effective for reporting periods ending after June 15, 2009 and did not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. This statement introduces the concept of financial statements being “available to be issued”, and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

In April 2009, the FASB approved FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for the Company. The adoption of this accounting guideline did not impact the Company’s results of operations or financial position.

In April 2009, the FASB approved FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for the Company and shall be applied prospectively. The adoption of FSP No. 157-4 did not have a material impact on the Company’s results of operations or financial position.

On December 30, 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this FSP are required for annual periods ending after December 15, 2009, or fiscal year 2010 for the Company. The Company is currently evaluating the requirements of these additional disclosures.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, or fiscal year 2010 for the Company, and must be applied retrospectively to all periods presented.  See Note 2, “Debt, Liquidity and Capital Resources”, for discussion of the impact of the Company’s adoption of FSP No. APB 14-1 as of April 1, 2009 and the retrospective adjustment of previously reported amounts.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP FAS 142-3”). FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions when determining the useful life of recognized intangible assets under FASB No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). FSP FAS 142-3 applies to (i) intangible assets that are acquired individually or with a group of other assets and (ii) intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the requirement in FAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 replaces the previous useful-live assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively only to intangible assets acquired after the FSP’s effective date. The adoption of FSP FAS 142-3 has not impacted the Company’s consolidated financial statements for prior periods; however, the Company’s financial statements may be impacted to the extent the Company acquires intangible assets in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires additional disclosures about an entity’s strategies and objectives for using derivative instruments, the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit-risk-related. SFAS No. 161 was effective for the Company beginning April 1, 2009 on a prospective basis. See Note 1, “Warrant Liability” for the additional disclosures required by this standard.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value.  It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes.  SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.

In September 2007, the FASB issued Emerging Issues Task Force (EITF) No.07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. This EITF concensus addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6 — 9 of SFAS No, 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). See Note 2, “Debt, Liquidity and Capital Resources”, for discussion of the impact of the Company’s adoption of FSP No. APB 14-1 and EITF No 07-05 as of April 1, 2009 and the retrospective adjustment of previously reported amounts.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position (“FSP”) No. 157-2.  SFAS No. 157 for non-financial assets and liabilities is now effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 for financial and non-financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information included in the Company’s 2009 Annual Report.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not currently a party to any material pending legal proceedings other than routine litigation incidental to the business. The ultimate legal and financial liability with respect to such litigation cannot be estimated with any certainty. However,  based on the Company’s examination of these matters and experience to date, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the  Condensed Consolidated Balance Sheets and expected insurance proceeds, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2009 Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit 10.1    Warrant to Purchase Common Stock, dated June 30, 2009, issued by the Company to K Financing, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 30, 2009.

Exhibit 10.2   Investor Rights Agreement, dated June 30, 2009, between the Company and K Financing, LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 30, 2009.

Exhibit 10.3 Corporate Advisory Services Agreement, dated June 30, 2009, between the Company and Platinum Equity Advisors, LLC, incorporated by reference to Exhibit 10.3 to Form 8-K filed June 30, 2009.

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

Date: August 10, 2009

KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1    Warrant to Purchase Common Stock, dated June 30, 2009, issued by the Company to K Financing, LLC, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed June 30, 2009.

Exhibit 10.2   Investor Rights Agreement, dated June 30, 2009, between the Company and K Financing, LLC, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed June 30, 2009.

Exhibit 10.3 Corporate Advisory Services Agreement, dated June 30, 2009, between the Company and Platinum Equity Advisors, LLC, incorporated herein by reference to Exhibit 10.3 to Form 8-K filed June 30, 2009.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer.

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer.