Form 10-Q
period 2009-09-30
KEMET CORP
filed 2009-11-05
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 4, 2009 was 80,867,509.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended September 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

(Unaudited)

		March 31, 2009
	September 30, 2009	(As Adjusted- Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$57,412	$39,204
Accounts receivable, net	128,478	120,139
Inventories	146,937	154,981
Prepaid expenses and other current assets	11,729	11,245
Deferred income taxes	3,092	151
Total current assets	347,648	325,720
Property and equipment, net of accumulated depreciation of $665,151 and $622,972 as of September 30, 2009 and March 31, 2009, respectively	351,509	357,977
Intangible assets, net	24,326	24,094
Other assets	17,272	6,360
Total assets	$740,755	$714,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,408	$25,994
Accounts payable, trade	56,430	52,332
Accrued expenses	54,952	51,125
Income taxes payable	1,200	1,127
Total current liabilities	137,990	130,578
Long-term debt, less current portion	233,307	280,752
Other non-current obligations	65,815	57,316
Deferred income taxes	9,000	5,466

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 88,525 and 88,525 shares at September 30, 2009 and March 31, 2009, respectively	885	885
Additional paid-in capital	480,937	367,257
Retained deficit	(149,327)	(81,342)
Accumulated other comprehensive income	21,137	12,663
Treasury stock, at cost (7,658 and 7,714 shares at September 30, 2009 and March 31, 2009, respectively)	(58,989)	(59,424)
Total stockholders’ equity	294,643	240,039
Total liabilities and stockholders’ equity	$740,755	$714,151

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Six Months Ended September 30,
	2009	2008 (As Adjusted- Note 2)	2009	2008 (As Adjusted- Note 2)
Net sales	$173,265	$234,819	$323,432	$477,663

Operating costs and expenses:
Cost of sales	148,397	206,822	277,997	432,411
Selling, general and administrative expenses	20,867	23,799	38,950	52,018
Research and development	5,569	7,048	10,348	17,144
Restructuring charges	1,267	18,210	1,267	25,007
Goodwill impairment	—	85,680	—	174,327
Write down of long-lived assets	—	1,227	—	65,155
Net (gain) loss on sales and disposals of assets	52	(28,489)	258	(28,290)
Total operating costs and expenses	176,152	314,297	328,820	737,772

Operating loss	(2,887)	(79,478)	(5,388)	(260,109)

Other (income) expense:
Interest income	(102)	(178)	(133)	(416)
Interest expense and amortization of debt discount	6,491	7,583	12,310	15,312
Increase in value of warrant	81,088	—	81,088	—
(Gain) loss on early extinguishment of debt	—	2,212	(38,921)	2,212
Other (income) expense, net	999	(5,232)	5,511	(3,899)

Loss before income taxes	(91,363)	(83,863)	(65,243)	(273,318)

Income tax expense	1,712	1,205	2,742	1,125

Net loss	$(93,075)	$(85,068)	$(67,985)	$(274,443)

Net loss per share:
Basic and diluted	$(1.15)	$(1.06)	$(0.84)	$(3.41)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended September 30,
		2008
	2009	(As Adjusted- Note 2)
Sources (uses) of cash and cash equivalents
Operating activities:
Net loss	$(67,985)	$(274,443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(38,921)	—
Increase in warrant value	81,088	—
Depreciation and amortization	25,490	30,360
Amortization of debt discount and debt issuance costs	5,883	4,894
Goodwill impairment	—	174,327
Write down of long-lived assets	—	65,155
Net (gains) losses on sales and disposals of assets	258	(28,290)
Stock-based compensation expense	1,628	868
Change in deferred income taxes	(13)	(1,138)
Change in operating assets	11,563	23,967
Change in operating liabilities	2,111	(6,764)
Other	(346)	191
Net cash provided by (used in) operating activities	20,756	(10,873)

Investing activities:
Capital expenditures	(3,730)	(22,977)
Proceeds from sale of assets	—	34,870
Acquisitions, net of cash received	—	(1,000)
Net cash provided by (used in) investing activities	(3,730)	10,893

Financing activities:
Proceeds from issuance of debt.	59,904	20,496
Payments of long-term debt	(51,183)	(65,212)
Debt extinguishment and issuance costs	(7,811)	—
Proceeds from sale of common stock to employee savings plan	—	169
Net cash provided by (used in) financing activities	910	(44,547)
Net increase (decrease) in cash and cash equivalents	17,936	(44,527)
Effect of foreign currency fluctuations on cash	272	(761)
Cash and cash equivalents at beginning of fiscal period	39,204	81,383
Cash and cash equivalents at end of fiscal period	$57,412	$36,095

See accompanying notes to the unaudited condensed consolidated financial statements.

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2009, Form 10-K (“Company’s 2009 Annual Report”). Net sales and operating results for the quarter and six month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation. In addition, as noted in Note 2, “Debt, Liquidity and Capital Resources”, certain prior period amounts have been adjusted to conform to Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”), primarily codified in FASB Accounting Standards Codification (“FASB ASC”) 470-20, Debt With Conversion and Other Options (“FASB ASC 470-20”).

The significant accounting policies followed by the Company are presented within the Company’s 2009 Annual Report.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB ASC as the source of authoritative U.S. GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. SFAS No. 168, now included within FASB ASC 105, was effective for the Company in the second fiscal quarter of 2010. FASB ASC 105 superseded all existing non-SEC accounting and reporting standards.  All non-grandfathered accounting not included in the FASB ASC will be considered non-authoritative. There was no impact on the Company’s consolidated financial statements upon adoption.  However, this standard impacted the Company’s financial reporting as it uses the new codification when referring to U.S. GAAP in its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), primarily codified in FASB ASC 855, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. SFAS No. 165 is effective for reporting periods ending after June 15, 2009, and did not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. This statement requires the disclosure of the date through which an entity has evaluated subsequent events.

In April 2009, the FASB approved FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), primarily codified in FASB ASC 825, Financial Instruments, which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for the Company. The adoption of this accounting guideline did not impact the Company’s results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1 (FASB ASC 470-20) which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, or fiscal year 2010 for the Company, and must be applied retrospectively to all periods presented.  See Note 2, “Debt, Liquidity and Capital Resources”, for discussion of the impact of the Company’s adoption of FSP No. APB 14-1 as of April 1, 2009 and the retrospective adjustment of previously reported amounts.

In September 2007, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), primarily codified in FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). This EITF consensus addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133 (FASB ASC 815). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6 - 9 of SFAS No. 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). See Note 1, “Warrant Liability” for discussion of the impact of the Company’s adoption of EITF No. 07-5 as of April 1, 2009.

Warrant Liability

Concurrent with the consummation of the tender offer as discussed in Note 2, “Debt, Liquidity and Capital Resources”, the Company issued K Financing, LLC (“K Financing”) a warrant (the “Closing Warrant”) to purchase up to 80,544,685 shares of its common stock, subject to certain adjustments, representing approximately 49.9% of the Company’s outstanding common stock on a post-Closing Warrant basis.  The warrant was subsequently transferred to K Equity, LLC (“K Equity”).  The Closing Warrant was exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan (as defined below) and the Platinum Working Capital Loan (as defined below) exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance.  The floor exercise price was reached on September 29, 2009 when the aggregate borrowings under the Platinum Line of Credit Loan (as defined below) and the Platinum Working Capital Loan (as defined below) reached $20.0 million.  The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility with K Financing as amended on September 30, 2009 (the “Revised Amended and Restated Platinum Credit Facility”), by cashless exercise to the extent of appreciation in the value of the Company’s common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives.

Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Closing Warrants issued to K Financing under the Platinum Credit Facility (as defined below) were reviewed as of June 30, 2009, the date of issuance, to determine whether they meet the definition of a derivative. The Company’s evaluation of the Closing Warrants as of the date of issuance concluded that they were not indexed to the Company’s stock since the strike price was not fixed and as such were treated as a freestanding derivative liability.   On September 29, 2009, the Company borrowed $10.0 million from the Platinum Working Capital Loan (as defined below) for general corporate purposes. As a result of this additional borrowing, the strike price of the warrants is fixed at $0.35 as of September 29, 2009 and the Company assessed whether the Closing Warrants still met the definition of a derivative.  The Company’s evaluation of the Closing Warrants as of September 29, 2009, concluded that the Closing Warrants are indexed to the Company’s own stock and should be classified as a component of equity.  The Company valued the Closing Warrants immediately prior to the strike price becoming fixed and recorded a mark-to-market adjustment of $81.1 million through earnings.  Subsequent to the strike price becoming fixed, the Company reclassified the warrant liability of $112.5 million into the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets and the Closing Warrants will no longer be marked to market on a quarterly basis. The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

September 30,
2009
Expected life	9.75 years
Expected volatility	66.0%
Risk-free interest rate	3.5%
Dividends	0%

Fair Value Measurement

The Company established a hierarchy, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value.  The first two inputs are considered observable and the last is considered unobservable. The levels of inputs are as follows:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Assets measured at fair value on a recurring basis as of September 30, 2009 are as follows (amounts in thousands):

	Fair Value Measurement Using			Fair Value
	Level 1	Level 2	Level 3	September 30, 2009
Assets:
Money markets (1)	$27,514	$—	$—	$27,514

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for the quarter and six month period ended September 30, 2009 and 2008. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments. Estimates and assumptions are based on historical data and other assumptions that management believes are reasonable.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2009	March 31, 2009
Inventories:
Raw materials and supplies	$59,146	$59,687
Work in process	49,354	48,105
Finished goods	38,437	47,189
	$146,937	$154,981

Note 2. Debt, Liquidity and Capital Resources

The Company’s 2009 Annual Report included disclosure and an audit opinion that expressed substantial doubt about the Company’s ability to continue as a going concern.  However, the consolidated financial statements were prepared assuming that the Company will continue as a going concern.  Specifically, the consolidated financial statements did not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern.

As of September 30, 2009, the Company exceeded its financial covenants under the Revised Amended and Restated Platinum Credit Facility and the medium-term credit facility in the original principal amount of EUR 60 million ($87.9 million) (“Facility A”) with UniCredit Corporate Banking S.p.A. (“UniCredit”).  In addition, based on the Company’s performance for the first half of fiscal year 2010 (net sales for the first quarter of fiscal year 2010 improved by 10.4% compared to the fourth quarter of fiscal year 2009, and for the second quarter of fiscal year 2010, net sales improved by 15.4% compared to the first quarter of fiscal year 2010) and future operating plans, the Company currently forecasts that if the global economy continues to improve the Company will exceed the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. The Company continues to anticipate a steady recovery over the next several quarters, of the principal markets and industries into which its products are sold. The Company’s expectations in this regard are based on various information sources including industry surveys and input from various key customers. Notwithstanding the Company’s performance during the first half of fiscal year 2010, there can be no assurance that the Company will achieve its forecasted operating profit, generate adequate liquidity, or meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities for the balance of the fiscal year.

The Company’s liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of restructuring plans. Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements and existing cash balances.

A summary of debt is as follows (amounts in thousands):

		March 31,
	September 30, 2009	2009 (As Adjusted)
Debt
Convertible Debt, net of discount of $10,081 and $26,359 as of September 30, 2009 and March 31, 2009, respectively	$71,000	$148,641
UniCredit Agreement-A (€54,201 and €60,000 as of September 30, 2009 and March 31, 2009, respectively)	79,367	79,848
UniCredit Agreement-B (€35,000 as of September 30, 2009 and March 31, 2009)	51,251	46,578
Platinum Term Loan, net of discount of $24,719 as of September 30, 2009	13,112	—
Platinum Line of Credit, net of discount of $5,139 as of September 30, 2009	4,861	—
Platinum Working Capital Loan	10,000	—
Vishay	15,000	15,000
Other	14,124	16,679
Total debt	258,715	306,746
Current maturities	(25,408)	(25,994)
Total long-term debt	$233,307	$280,752

The line item “Interest expense and amortization of debt discount” on the Condensed Consolidated Statements of Operations for the quarter and six month period ended September 30, 2009 and 2008, respectively, is as follows (amounts in thousands):

	Quarters Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Contractual interest expense	$3,171	$5,153	$6,426	$10,418
Amortization of debt issuance costs	695	348	995	729
Amortization of debt discount	2,625	2,082	4,889	4,165
Total interest expense	$6,491	$7,583	$12,310	$15,312

Platinum Credit Facility

On May 5, 2009, the Company executed a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the “Platinum Credit Facility”). The Platinum Credit Facility consists of a term loan of  $37.8 million (“Platinum Term Loan”), a line of credit loan (“Platinum Line of Credit Loan”) that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan (“Platinum Working Capital Loan”) of up to $12.5 million.  Subject to the amount available to be borrowed, which is based on the Company’s book-to-bill ratio, and certain terms and conditions, the Company may borrow, pay or repay and reborrow amounts under the Platinum Working Capital Loan.  The Platinum Term Loan was used to purchase the Company’s 2.25% Convertible Senior Notes (the “Notes”) that are more fully described below.  Additionally, funds from the Platinum Line of Credit Loan and Platinum Working Capital Loan under the Platinum Credit Facility are available to the Company, for limited purposes, subject to the satisfaction or waiver of certain conditions.

On June 30, 2009, the Company drew $10.0 million from the Platinum Line of Credit Loan and used it primarily to pay the fees and expenses related to execution of the tender offer (described below) and the execution of the Platinum Credit Facility.  The Company incurred $3.6 million in fees and expense reimbursements related to the execution of the tender offer, $4.2 million related to the execution of the Platinum Credit Facility, and $1.4 million related to the amendments of the UniCredit facilities.  In addition, the Company will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.   This success fee has been included in “Other non-current obligations” on the Condensed Consolidated Balance Sheets as of September 30, 2009.  On September 29, 2009, the Company borrowed $10.0 million on the Platinum Working Capital Loan for general corporate purposes.  The Company currently does not have any remaining availability under the Platinum Working Capital Loan based on the Company’s book-to-bill ratio calculated on September 30, 2009.  The amount available to be borrowed under the Platinum Working Capital Loan is based upon the Company’s book-to-bill ratio in effect at the time of the borrowing.  In the event the Company’s book-to-bill ratio subsequently falls below the minimum level required for the amount of the then outstanding borrowing under the Platinum Working Capital Loan, the amount borrowed in excess of the amount available to be borrowed is subject to repayment.

The Platinum Term Loan accrues interest at an annual rate of 9% for cash payment until June 30, 2010.  At the Company’s option, after June 30, 2010, the Platinum Term Loan will accrue interest at an annual rate of 9% for cash payment, or cash and payment in-kind (“PIK”) interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%.  The

Platinum Working Capital Loan and the Platinum Line of Credit Loan will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the Platinum Term Loan, the Platinum Line of Credit Loan and the Platinum Working Capital Loan are accelerated to March 1, 2011.  If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million, the maturity date of the Platinum Term Loan will be November 15, 2012 and the maturity date for the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be July 15, 2011.

The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that the Company maintain a minimum consolidated EBITDA, as defined in the agreement, and a minimum fixed charge coverage ratio.  In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.  On September 30, 2009, the Company entered into Amendment No. 2 (the “Amendment”) to the Revised Amended and Restated Platinum Credit Facility.  Under the terms of the Amendment, the definition of “Test Period” under the Revised Amended and Restated Platinum Credit Facility was amended to eliminate the inclusion of the Company’s fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant. These covenants were first measured as of September 30, 2009.  As of September 30, 2009, the Company has exceeded all of the financial covenants required by the Revised Amended and Restated Platinum Credit Facility.

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

Concurrent with the consummation of the tender offer, the Company issued K Financing the Closing Warrant to purchase up to 80,544,685 shares of its common stock, subject to certain adjustments, representing approximately 49.9% of the Company’s outstanding common stock on a post-Closing Warrant basis.  The warrant was subsequently transferred to K Equity.  See Note 1, “Warrant Liability” for a discussion of the accounting treatment of this Closing Warrant.

The Company also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with K Financing.  Pursuant to the terms of the Investor Rights Agreement, the Company has, subject to certain terms and conditions, granted Board of Directors (“Board”) observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board.  In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights.  Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, the Company would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

The Company also entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“Platinum Advisors”) for a term of the later of (i) June 30, 2013 and (ii) the termination of the Credit Facility, pursuant to which the Company will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.  In addition, the Platinum Credit Facility includes various fees totaling $0.7 million per year for administration and collateral management and the Company incurs a fee of 1% per annum for unused capacity under the Platinum Line of Credit Loan and the Platinum Working Capital Loan.

At the date of issuance, the Company allocated $31.4 million of the proceeds from the issuance of the Platinum Term Loan and the draw-down on the Platinum Line of Credit Loan to warrant liability.  The Company allocated the remainder of the issuance proceeds to the Platinum Term Loan and the Platinum Line of Credit Loan ($12.0 million and $4.4 million, respectively) based upon their relative fair values.  The carrying amount of the Platinum Term Loan and the Platinum Line of Credit Loan will be increased by quarterly accretion to the line item “Interest expense and amortization of debt discount” on the Condensed Consolidated Statements of Operations under the effective interest method over their respective terms of approximately 3.4 years and 2.0 years.

The fair values of the Platinum Term Loan, the Platinum Line of Credit, and the Platinum Working Capital Loan are $36 million, $10 million and $10 million respectively at September 30, 2009, based upon a discount rate present value technique (an income approach). The Company recorded deferred financing costs of $9.2 million at the issuance date, and a long-term obligation has been recognized related to the unpaid success fee.  These deferred financing costs will be allocated between the various loan components and amortized under the effective interest method over the respective term.

Convertible Debt

In November 2006, the Company sold and issued the Notes which are unsecured obligations and rank equally with the Company’s existing and future unsubordinated and unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Notes, the Company entered into an indenture (the “Indenture”) dated as of November 1, 2006, with Wilmington Trust Company, as trustee.

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

The Company received net proceeds from the sale of the Notes of approximately $170.2 million, after deducting discounts and estimated offering expenses of approximately $4.8 million. Net proceeds from the sale were used to repurchase approximately 3.3 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Notes offering). Debt issuance costs are being amortized over a period of five years.

On April 1, 2009, the Company adopted FSP No. APB 14-1 (primarily codified in FASB ASC 470-20), which applies to the Company’s Notes.  Under FSP No. APB 14-1, the Company separated the Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to the line item “Interest expense and amortization of debt discount” over the expected life of a similar liability that does not have an associated equity component using the effective interest method. This change in methodology affects the calculations of net loss, but does not increase the Company’s cash interest payments.  The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Issuance and transaction costs incurred at the time of the issuance of the Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the Notes, net of amortization, were $0.7 million as of September 30, 2009 and equity issuance costs were $1.3 million. The deferred tax liability and a corresponding valuation allowance adjustment in the same amount related to the Notes were $3.8 million as of September 30, 2009.

The provisions were retroactively applied to all periods and resulted in adjustments to the Condensed Consolidated Statement of Operations for the quarter and six month period ended September 30, 2008 and its Consolidated Balance Sheet as of March 31, 2009 as follows (amounts in thousands, except per share amounts):

Condensed Consolidated Statement of Operations

	Quarter Ended September 30, 2008			Six Months Ended September 30, 2008
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Interest expense and amortization of debt discount	$5,501	$2,082	$7,583	$11,147	$4,165	$15,312
Net loss	(82,986)	(2,082)	(85,068)	(270,278)	(4,165)	(274,443)

Net loss per share:
Basic and diluted	$(1.03)	$(0.03)	$(1.06)	$(3.36)	$(0.05)	$(3.41)

Condensed Consolidated Balance Sheet

	March 31, 2009
	As Reported	Adjustments	As Adjusted

Assets
Other assets	$7,010	$(650)	$6,360
Total assets	714,801	(650)	714,151

Liabilities
Long-term debt, less current portion	$307,111	$(26,359)	$280,752
Stockholders’ equity
Additional paid-in capital	$322,905	$44,352	$367,257
Retained deficit	(62,699)	(18,643)	(81,342)
Total stockholders’ equity	214,330	25,709	240,039

As of September 30, 2009, the remaining unamortized debt discount of the Notes will be amortized over a period of 25 months, the remaining expected term of the Notes.  The effective interest rate on the liability component is 9.1% on an annual basis.

On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes).  Holders of the Notes received $400 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment.  As a result of the consummated tender offer, on June 30, 2009, the Company used the $37.8 million Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes.  The extinguishment of these Notes resulted in a net gain of $38.9 million ($0.48 per share) included in the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the six month period ended September 30, 2009.

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

The Notes are convertible into Common Stock at a rate equal to 103.0928 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $9.70 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Common Stock with respect to any amounts exceeding $1,000. The contingent conversion feature was not required to be bifurcated and accounted for separately under FASB ASC 815.

If the Company undergoes a “fundamental change,” holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The Company would pay a make-whole premium on the Notes converted in connection with any fundamental change that occurs prior to November 20, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change.  The maximum make-whole premium, expressed as a number of additional shares of the Common

Stock to be received per $1,000 principal amount of the Notes, would be 30.95 upon the conversion of Notes in connection with the occurrence of a fundamental change prior to November 1, 2006, November 15 of each of 2007, 2008, 2009 or 2010, respectively, or November 20, 2011 if the stock price at that date is $7.46 per share of Common Stock.  The Indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates. No make-whole premium will be paid if the price of the common stock on the effective date of the fundamental change is less than $7.46. Any make-whole premium will be payable in shares of common stock (or the consideration into which the Company’s common stock has been exchanged in the fundamental change) on the conversion date for the Notes converted in connection with the fundamental change.  The approximate fair value of the outstanding Notes, based on quoted market prices close to September 30, 2009, was $61 million.  The Company had interest payable related to the Notes included in “Accrued expenses” on the Condensed Consolidated Balance Sheets of approximately $0.7 million and $1.5 million at September 30, 2009 and March 31, 2009, respectively.

UniCredit Credit Facility

In October 2007, in connection with the completion of the acquisition of Arcotronics Italia S.p.A. (‘‘Arcotronics’’), the Company entered into a Senior Facility Agreement (‘‘Facility B’’) with UniCredit whereby UniCredit agreed to lend to the Company up to EUR 47 million ($68.8 million). The Company’s initial drawdown of EUR 45.8 million ($67.1 million) was used to repay certain outstanding indebtedness of Arcotronics and for general corporate purposes. On December 20, 2007, the Company borrowed an additional EUR 1.0 million ($1.5 million) in connection with the refinancing of certain third party indebtedness.

In December 2007, in connection with the refinancing of certain third party indebtedness acquired as part of the acquisition of Arcotronics, the Company entered into a credit facility with UniCredit whereby UniCredit agreed to lend to the Company EUR 50 million ($73.2 million). The Company used the proceeds from this borrowing, together with cash on hand and the drawdown of EUR 1.0 million ($1.5 million) under a separate credit facility with UniCredit, to refinance third party indebtedness of Arcotronics.

In October 2008, the Company entered into Facility A with UniCredit.  Facility A is effective for a four and one-half year term that terminates on April 1, 2013.  Proceeds from Facility A in the amount of EUR 50 million ($73.2 million) were used to pay off the above mentioned separate credit facility with UniCredit with a scheduled maturity date of December 2008.  Additional proceeds from Facility A in the amount of EUR 10.0 million ($14.6 million) were applied to reduce the outstanding principal of Facility B with UniCredit with a scheduled maturity date of April 2009.

On April 3, 2009, the Company entered into an agreement to extend and restructure Facility B.  Facility B remained unsecured and does not contain any covenants, however it contains cross acceleration provisions linked to Facility A and bears interest at a rate of six-month EURIBOR plus 2.5 percent.  Like Facility A, Facility B includes a subjective acceleration clause.

In April 2009, the Company also entered into amendments to Facility A and Facility B with UniCredit which, among other things, modified the financial covenants under Facility A and modified the amortization schedules under Facility A and Facility B.  These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer.

Material terms and conditions of Facility A are as follows:

(i)	Maturity:	April 1, 2013
(ii)	Interest Rate:	Floating at six-month EURIBOR plus 2.5%
(iii)	Structure:	Secured with Italian real property, certain European accounts receivable and shares of two of the Company’s Italian subsidiaries

Material terms and conditions of Facility B are as follows:

(i)	Maturity:	April 1, 2013
(ii)	Interest Rate:	Floating at six-month EURIBOR plus 2.5%
(iii)	Structure:	Unsecured

The amortization schedules for Facility A and B are as follows (amounts in thousands):

	Annual Maturities of Long-Term Debt
	Fiscal Years Ending March 31,
	2010 (1)	2011	2012	2013	2014
UniCredit Facility A	€1,000	€17,624	€8,511	€4,461	€22,605
UniCredit Facility B	2,000	4,000	10,000	10,000	9,000

(1)          Only includes scheduled payments for the remainder of the fiscal year.

The Company is subject to covenants under Facility A which, among other things, restrict its ability to make capital expenditures above certain thresholds and require it to meet financial tests related principally to a fixed charge coverage ratio and profitability.  The first measurement date for these financial tests was September 30, 2009 and will occur every three months.  Effective as of September 30, 2009, the Company entered into an amendment to Facility A.  Under the terms of the amendment, the amortization schedule of Facility A was modified, including the addition of an October 1, 2009 principal installment, and the definition of “Test Period” was amended to eliminate the inclusion of the Company’s fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  Additionally, under the amendment, the Company is prohibited from amending or entering into certain third-party loan agreements without, respectively, securing the prior written consent of, or providing prior written notice to, UniCredit.  In connection with the amendment, the Company simultaneously executed a fee letter in which it agreed to pay to UniCredit an amendment fee and reimburse it for certain legal expenses incurred in relation to the amendment.  These fees were $1.5 million and will be amortized as an adjustment of interest expense over the remaining term of the Facility. As of September 30, 2009, the Company has exceeded all of the financial covenants required by Facility A.

The occurrence of events that significantly compromise the Company’s financial, economic, asset or operating situation and significantly compromise the Company’s ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  The Company deems the foregoing provision of Facility A to be a subjective acceleration clause and has assessed the likelihood of whether or not it will be exercised.  While the Company does not presently expect UniCredit to exercise its rights under this clause within the next twelve months, there can be no assurance that UniCredit will not exercise its acceleration rights.  There are also provisions under Facility A which require the Company’s continued listing on a stock exchange or regulated stock market existing in the U.S. The Company’s listing on the OTC Bulletin Board complies with the covenants under Facility A.

The approximate combined fair value of Facility A and Facility B, based upon a discount rate present value technique (an income approach), as of September 30, 2009, is $114 million.

Vishay Loan

In the second quarter of fiscal year 2009, the Company sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay Intertechnology, Inc. (“Vishay”). The Company received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets. At the same time, the Company entered into a three-year term loan agreement for $15.0 million and a security agreement with Vishay. The loan carries an interest rate of LIBOR plus 4% which is payable monthly. The entire principal amount of $15.0 million matures on September 15, 2011 and can be prepaid without penalty. Pursuant to the security agreement, the loan is secured by certain accounts receivable of the Company. The approximate fair value of this loan, based on a discount rate present value technique (an income approach), as of September 30, 2009 is $14 million.

Note 3. Segment and Geographic Information

The Company is organized into three distinct business groups: the Tantalum Business Group (“Tantalum”), the Ceramic Business Group (“Ceramic”), and the Film and Electrolytic Business Group (“Film and Electrolytic”). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business group’s respective budgeted net sales. In addition, all corporate costs are allocated to the business groups based on the business group’s respective budgeted net sales.

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

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and total assets as well as sales by region for the quarter and six month periods ended September 30, 2009 and 2008 and total assets as of September 30, 2009 and March 31, 2009 (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net sales:
Tantalum	$81,987	$106,376	$154,355	$215,219
Ceramic	40,998	52,513	73,946	105,718
Film and Electrolytic	50,280	75,930	95,131	156,726
	$173,265	$234,819	$323,432	$477,663

Operating income (loss) (1)(2)(3):
Tantalum	$4,330	$(868)	$8,132	$(5,158)
Ceramic	4,461	(5,846)	6,909	(93,447)
Film and Electrolytic	(11,678)	(72,764)	(20,429)	(161,504)
	$(2,887)	$(79,478)	$(5,388)	$(260,109)

Depreciation and amortization expenses:
Tantalum	$7,387	$7,874	$14,563	$15,949
Ceramic	2,221	2,917	4,617	6,714
Film and Electrolytic	3,679	3,927	6,310	7,697
	$13,287	$14,718	$25,490	$30,360

Sales by region:
North and South America (Americas)	$43,375	$54,693	$79,497	$112,002
Europe, Middle East, Africa (EMEA)	60,407	93,960	115,074	195,652
Asia and Pacific Rim (APAC)	69,483	86,166	128,861	170,009
	$173,265	$234,819	$323,432	$477,663

	September 30, 2009	March 31, 2009 (As Adjusted)
Total assets:
Tantalum	$386,454	$357,075
Ceramic	165,803	155,558
Film and Electrolytic	188,498	201,518
	$740,755	$714,151

(1) Restructuring charges included in Operating income (loss) were as follows:

	Quarters Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Total restructuring:
Tantalum	$108	$8,413	$108	$9,711
Ceramic	51	5,637	51	6,313
Film and Electrolytic	1,108	4,160	1,108	8,983
	$1,267	$18,210	$1,267	$25,007

(2) Impairment charges and write downs included in Operating income (loss) were as follows:

	Quarters Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Impairment charges and write downs:
Tantalum	$—	$25,605	$—	$25,605
Ceramic	—	—	—	76,346
Film and Electrolytic	—	61,302	—	137,531
	$—	$86,907	$—	$239,482

(3) Net (gain) loss on sales and disposals of assets included in Operating income (loss) was:

	Quarters Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net (gain) loss on sales and disposal of assets:
Tantalum	$31	$(28,560)	$155	$(28,434)
Ceramic	21	55	103	128
Film and Electrolytic	—	16	—	16
	$52	$(28,489)	$258	$(28,290)

Note 4. Restructuring Charges

In fiscal year 2010, the Company initiated the first phase of a restructuring plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole.  Restructuring expense in the first half of fiscal year 2010 relates to this new plan and is primarily comprised of a headcount reduction of 57 employees in Finland.  The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.  The remaining phases of the plan have not been finalized and approved, accordingly management cannot estimate the full cost of the restructuring plan.  Restructuring charges of $1.3 million were incurred in the second quarter of fiscal year 2010 and remain as a liability on the Condensed Consolidated Balance Sheets at September 30, 2009.  The Company expects the Film and Electrolytic restructuring plan to take approximately 24 months to complete.

Restructuring payments in the first half of fiscal year 2010 primarily relate to a plan that was initiated in the second quarter of fiscal year 2009 to reduce the workforce in the Film and Electrolytic operations in the United Kingdom and France and to agreements with the labor unions representing employees at the Company’s facilities in Italy.   Restructuring expenses related to this plan were incurred in fiscal year 2009.  The labor unions agreements allowed the Company to place up to 260 workers, on a rotation basis, on the Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan to save labor costs.  CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a certain period of time, with a maximum of 36 months.  The employees who are in CIGS are not working, but are still employed by the Company.  Only employees that are not classified as management or executive level personnel can participate in the CIGS program.  Upon termination of the plan, the affected employees return to work.  Total expenses incurred related to this plan were $5.2 million; restructuring charges of $4.1 million remain as a liability on the Condensed Consolidated Balance Sheets at September 30, 2009.

In addition to these two plans, the Company has initiated several restructuring programs over the past several fiscal years in order to reduce costs, remove excess capacity and make the Company more competitive on a worldwide basis.  Since the goals of each of these restructuring programs fall into one of the rationales listed above, the Company has elected to disclose the quarterly impact of total restructuring rather than by each restructuring program.

A reconciliation of the beginning and ending liability balances for restructuring for the quarter and six month periods ended September 30, 2009 and 2008 are shown below (amounts in thousands):

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$5,937	$—	$4,052	$—
Costs charged to expense	1,267	—	16,147	2,063
Costs paid or settled	(1,317)	—	(2,565)	(2,063)
Change in foreign exchange	176	—	(202)	—
End of period	$6,063	$—	$17,432	$—

	Six Months Ended September 30, 2009		Six Months Ended September 30, 2008
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$7,893	$—	$1,835	$—
Costs charged to expense	1,267	—	21,086	3,921
Costs paid or settled	(3,596)	—	(5,365)	(3,921)
Change in foreign exchange	499	—	(124)	—
End of period	$6,063	$—	$17,432	$—

Note 5. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the quarter and six month periods ended September 30, 2009 and 2008 includes the following components (amounts in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Net loss	$(93,075)	$(85,068)	$(67,985)	$(274,443)

Defined benefit postretirement plan adjustments (1)	127	(593)	40	(1,203)
Currency forward contract gain (1)	—	(1,374)	—	(625)
Currency translation gain (loss) (1)	2,648	(12,145)	9,156	(12,539)
Defined benefit pension plans	(722)	—	(722)	—
Total other comprehensive loss	$(91,022)	$(99,180)	$(59,511)	$(288,810)

(1) There was no significant deferred tax effect associated with comprehensive income (loss) movement due primarily to established valuation allowances.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	September 30, 2009	March 31, 2009
Foreign currency translation gain	$21,370	$12,215
Defined benefit postretirement plan adjustments	3,012	2,971
Defined benefit pension plans	(3,245)	(2,523)
Total Accumulated other comprehensive income	$21,137	$12,663

Note 6. Intangible Assets

The following table highlights the Company’s intangible assets (amounts in thousands):

	September 30, 2009		March 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Trademarks	$7,617	$—	$7,617	$—
Amortized intangibles (2-25 years)	21,488	4,779	21,447	4,970
	$29,105	$4,779	$29,064	$4,970

Note 7. Income Taxes

During the second quarter of fiscal year 2010, the net income tax expense of $1.7 million is comprised of a $1.6 million tax expense related to foreign operations and $0.1 million of state income tax expense.

During the six months ended September 30, 2009, the net income tax expense of $2.7 million is comprised of a $2.5 million tax expense related to foreign operations and $0.2 million of state income tax expense.  The income related to the U.S. gain from the early extinguishment of debt did not result in any Federal regular current or deferred income tax expense due to the utilization of net operating loss carryforwards which have valuation allowances. Additionally, we recorded valuation allowances to partially offset the income tax benefit related to net operating losses in some of our foreign subsidiaries because it is considered more likely than not that these future benefits will not be realized.

During the second quarter of fiscal year 2009, the net income tax expense of $1.2 million is comprised of a $1.0 million tax expense related to foreign operations and $0.2 million of federal and state income tax expense.  The Company’s $85.7 million goodwill impairment charge is nondeductible for income tax purposes.  Additionally, the Company recorded valuation allowances to partially offset the tax benefit related to net operating losses in some of the Company’s subsidiaries because not realizing these future tax benefits is considered more likely than not.

During the six months ended September 30, 2008, the net income tax expense of $1.1 million is comprised of a $0.8 million tax expense related to foreign operations and $0.3 million of federal and state income tax expense.  The Company’s $174.3 million goodwill impairment charge is nondeductible for income tax purposes.

Note 8. Concentrations of Risks

Sales and Credit Risk

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from the Company’s customers.  One customer, TTI, Inc. accounted for over 10% of the Company’s net sales in the first half of the 2010 and 2009 fiscal years.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at September 30, 2009 or at March 31, 2009.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 46% and 48% of the Company’s net sales in the six month periods ended September 30, 2009 and 2008, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Note 9. Stock-based Compensation

2010/2011 LTIP

During the second quarter of fiscal year 2010, the Board of Directors of the Company approved a new long-term incentive plan (“2010/2011 LTIP”) based upon the achievement of an EBITDA target for the two year period comprised of fiscal years ending in March 2010 and 2011.  The Company assessed the likelihood of meeting the EBITDA financial metric and recorded an expense of $0.3 million based on this assessment.  The Company will continue to monitor the likelihood of whether the EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2009/2010 LTIP

During the first quarter of fiscal year 2009, the Board of Directors of the Company approved a long-term incentive plan (“2009/2010 LTIP”) based upon the achievement of an earnings per share target for the two year period comprised of fiscal years ending in March 2009 and 2010.  The Company assessed the likelihood of meeting the target financial metric and concluded that as of the second quarter of fiscal year 2010, the target would not be achieved.  Accordingly, no compensation expense was recorded during the first and second quarters of fiscal year 2010 and fiscal year 2009.  The Company will continue to monitor the likelihood of whether the target financial metric will be realized and will adjust compensation expense to match expectations.  Any awards issued would vest on the measurement date of May 15, 2010.

Restricted Stock

On April 6, 2009, the Company’s Chief Executive Officer was granted 50 thousand restricted shares of the Company’s common stock.  The shares vested immediately upon grant and had a weighted-average issuance price of $0.29 per share.  Compensation expense associated with the grants was $15 thousand and is included in the line item “Selling, general and administrative expense” on the Condensed Consolidated Statements of Operations.

Stock Options

At September 30, 2009, the Company had three stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s shareholders. Collectively, these plans authorized the grant of up to 12.1 million shares of the Company’s common stock. Options issued under these plans vest in one or two years and expire ten years from the grant date.

On July 28, 2009, the Company granted 820,000 stock options pursuant to the 1995 Executive Stock Option Plan to the officers which comprise the Leadership Team.  These options vest on July 28, 2011 and expire on July 28, 2019.  The exercise prices of the stock options were not less than 100% of the value of the Company’s common shares on the date of grant.  The exercise price and grant date fair value per share were $0.57 and $0.26, respectively.

The Company measured the fair value of these employee stock option grants at the grant dates using the Black-Scholes pricing model with the following assumptions:

Quarter Ended September 30, 2009
Assumptions:
Expected option lives	3.2 years
Expected volatility	62.5%
Risk-free interest rate	3.3%
Dividend yield	0%

The compensation expense associated with stock-based compensation was $1.7 million and $0.3 million for the quarters ended September 30, 2009 and 2008, respectively and $1.9 million and $0.9 million for the six month periods ended September 30, 2009 and 2008, respectively.  These costs were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net loss for the six month periods ended September 30, 2009 and 2008. No tax benefit was realized from stock options exercised during the six month periods ended September 30, 2009 and 2008.

Note 10. Reconciliation of Basic and Diluted Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS.

Computation of Basic and Diluted Income (Loss) Per Share

(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Six Months Ended September 30,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Numerator:
Net loss	$(93,075)	$(85,068)	$(67,985)	$(274,443)

Denominator:
Weighted-average shares outstanding:
Basic	80,868	80,463	80,866	80,431
Assumed conversion of Closing Warrants	—	—	—	—
Assumed conversion of employee stock options	—	—	—	—
Diluted	80,868	80,463	80,866	80,431

Net loss per share:
Basic and Diluted	$(1.15)	$(1.06)	$(0.84)	$(3.41)

Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive, were 81.8 million shares for the quarter and six month periods ended September 30, 2009, respectively, and 105 thousand shares and 205 thousand shares for the quarter and six month periods ended September 30, 2008, respectively.

Note 11.  Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include eight in Europe, one in Singapore and two in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2009 and 2008 (amounts in thousands):

	Pension		Other Benefits
	Quarters Ended September 30,		Quarters Ended September 30,
	2009	2008	2009	2008
Net service cost	$225	$183	$—	$32
Interest cost	406	407	19	224
Expected return on net assets	(134)	(192)	—	—
Amortization:
Actuarial (gain) loss	42	(1)	(97)	(11)
Prior service (credit) cost	5	7	—	(594)

Total net periodic benefit (income) costs	$544	$404	$(78)	$(349)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the six month period ended September 30, 2009 and 2008 (amounts in thousands):

	Pension		Other Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net service cost	$451	$367	$—	$65
Interest cost	811	814	39	448
Expected return on net assets	(268)	(383)	—	—
Amortization:
Actuarial (gain) loss	84	(2)	(194)	(23)
Prior service (credit) cost	10	13	—	(1,188)

Total net periodic benefit (income) costs	$1,088	$809	$(155)	$(698)

In fiscal year 2010, the Company expects to contribute $2.5 million to the pension plans of which the Company has contributed $1.5 million as of September 30, 2009.  The Company expects to make no contributions to fund the Company’s postretirement plan assets in fiscal year 2010 as the Company’s policy is to pay benefits as costs are incurred.

Note 12. Subsequent Events

The Company has evaluated events and material transactions for potential recognition or disclosure occurring between the end of its most recent quarterly period and the time on November 5, 2009, that this Form 10-Q was filed with the SEC.    During this period, the Company did not have any material subsequent events.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements. The Company faces risks that are inherent in the businesses and the market places in which the Company operates. While management believes these forward-looking statements are accurate and reasonable, uncertainties, risks and factors, including those described below, could cause actual results to differ materially from those reflected in the forward-looking statements.

Factors that could cause the Company’s actual results to differ materially from those anticipated in the forward-looking statements in this report include the following: (i) generally adverse economic and industry conditions, including a decline in demand for our products;  (ii) the ability to maintain sufficient liquidity to realize current operating plans; (iii) the effect of receiving a going concern statement in our auditor’s report on our 2009 audited financial statements; (iv) adverse economic conditions could cause further reevaluation of the fair value of our reporting segments and the write down of long-lived assets; (v) the cost and availability of raw materials; (vi) changes in our competitive environment;  (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) the ability to successfully integrate the operations of acquired businesses; (ix) the ability to attract, train and retain effective employees and management; (x) the ability to develop innovative products to maintain customer relationships; (xi) the impact of environmental issues, laws, and regulations; (xii) our ability to finance and achieve the expected benefits of our manufacturing relocation plan or other restructuring plans; (xiii) volatility of financial and credit markets which would affect our access to capital; (xiv) increased difficulty or expense in accessing capital because of our delisting of our common stock from the New York Stock Exchange; (xv) exposure to foreign exchange gains and losses; (xvi) need to reduce costs to offset downward price trends; (xvii) potential limitation on use of net operating losses to offset possible future taxable income; (xviii) dilution as a result of a warrant held by K Equity, LLC (“K Equity”); and (xix) exercise of the warrant by K Equity may result in the existence of a controlling shareholder.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates, assumptions, and judgments. Estimates and assumptions are based on historical data and other assumptions that management believes are reasonable. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

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

We believe our operations in Mexico are among the most cost efficient in the world, and they continue to be our primary production facilities supporting North America and, to a large extent, European customers.  We also believe that our manufacturing facilities in China enjoy low production costs and proximity to large and growing markets, which have caused some of our key customers to relocate production facilities to Asia, particularly China.  As a result, one of our strategies is to continue to shift production to low-cost locations which provide us the best opportunity to be a low-cost producer of capacitors.

The global economic downturn had an adverse impact on our results of operations and liquidity in the last several quarters of fiscal year 2009.  Throughout fiscal year 2009, we took aggressive steps to offset the adverse impact of the economic downturn on our operations.  These steps included cost reduction programs, working capital initiatives and selling non-core assets.  In the first half of fiscal year 2010, we continued to improve our liquidity situation by executing a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the “Platinum Credit Facility”), consummating a tender offer for 53.7% of our 2.25% Convertible Senior Notes (the “Notes”) and amending our credit facilities with UniCredit Corporate Banking S.p.A. (“UniCredit”).

Platinum Credit Facility, Tender Offer and UniCredit Amendments

On May 5, 2009, we executed the Platinum Credit Facility which consists of a term loan of $37.8 million (“Platinum Term Loan”), line of credit loan (“Platinum Line of Credit Loan”) that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan (“Platinum Working Capital Loan”) of up to $12.5 million. Subject to the amount available to be borrowed, which is based on our book-to-bill ratio and certain terms and conditions, we may borrow, pay or repay and reborrow amounts under the Platinum Working Capital Loan.  The Platinum Term Loan could only be used to purchase Notes validly tendered pursuant to the tender offer (described below).  Additionally, funds from the Platinum Line of Credit Loan and Platinum Working Capital Loan under the Platinum Credit Facility are available to us, for limited purposes, subject to the satisfaction or waiver of certain conditions.

On June 30, 2009, we consummated a tender offer for $93.9 million in aggregate principal amount of the Notes. Holders of the Notes who validly tendered their Notes received $400 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment.   As a result of the consummated tender offer, on June 30, 2009, we used $37.8 million of the Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility with K Financing as amended on September 30, 2009 (the “Revised Amended and Restated Platinum Credit Facility”) to extinguish the tendered Notes.  We incurred $3.6 million in fees and expense reimbursements related to the execution of the tender offer, $4.2 million related to the execution of the Platinum Credit Facility, and $1.4 million related to the amendments to the UniCredit facilities.  We drew $10.0 million from the Platinum Line of Credit Loan on June 30, 2009.  Proceeds were used to pay the fees related to the tender offer, the fees related to the execution of the Platinum Credit Facility and certain restructuring related expenses.  In addition, we will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.  This success fee has been included in “Other non-current obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2009.  On September 29, 2009, we borrowed $10.0 million on the Platinum Working Capital Loan for general corporate purposes.  We currently do not have any remaining availability under the Platinum Working Capital Loan based on our book-to-bill ratio calculated on September 30, 2009. The amount available to be borrowed under the Platinum Working Capital Loan is based upon the Company’s book-to-bill ratio in effect at the time of the borrowing.  In the event the Company’s book-to-bill ratio subsequently falls below the minimum level required for the amount of the then outstanding borrowing under the Platinum Working Capital Loan, the amount borrowed in excess of the amount available to be borrowed is subject to repayment.   The extinguishment of these Notes resulted in a net gain of $38.9 million included in the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the six month period ended September 30, 2009.

The Platinum Term Loan accrues interest at an annual rate of 9% for cash payment until June 30, 2010.  At our option, after June 30, 2010, the Platinum Term Loan will accrue interest at an annual rate of 9% for cash payment, or cash and payment in-kind (“PIK”) interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%.  The Platinum Working Capital Loan and the Platinum Line of Credit Loan will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the Platinum Term Loan, the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be accelerated to March 1, 2011.  If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million, the maturity date of the Platinum Term Loan will be November 15, 2012 and the maturity date for the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be July 15, 2011.

The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that we maintain a minimum consolidated EBITDA, as defined in the agreement,  and a minimum fixed charge coverage ratio.  In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.  On September 30, 2009, we entered into Amendment No. 2 to the Revised Amended and Restated Platinum Credit Facility (the “Amendment”).  Under the terms of the Amendment, the definition of “Test Period” under the Revised Amended and Restated Credit Facility was amended to eliminate the inclusion of our fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  These covenants were first measured as of September 30, 2009.  As of September 30, 2009, we have exceeded all of the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the medium-term credit facility in the original principal amount of EUR 60 million ($87.9 million) (“Facility A”) with UniCredit.  Based on our operating plans, we currently forecast that if the global economy continues to improve we will exceed the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. Our forecast continues to anticipate a steady recovery over the next several quarters, of the principal markets and industries into which its products are sold. Our expectations in this regard are based on various information sources including industry surveys and input from various key customers. Notwithstanding our performance during the first half of fiscal year 2010, there can be no assurance that we will achieve our forecasted operating profit, generate adequate liquidity, or meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities for the balance of the fiscal year.

In April 2009, we also entered into amendments to our existing credit agreements with UniCredit which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the amortization schedules under Facility A and Facility B.  These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer. Effective as of September 30, 2009, we entered into another amendment to Facility A.  Under the terms of the amendment, the amortization schedule of Facility A was modified, including the addition of an October 1, 2009 principal installment; the definition of “Test Period” was amended to eliminate the inclusion of our fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  Additionally, under the amendment, we are prohibited from amending or entering into certain third-party loan agreements without, respectively, securing the prior written consent of, or providing prior written notice to, UniCredit.  In connection with the amendment, we simultaneously executed a fee letter in which we agreed to pay to UniCredit an amendment fee and reimburse it for certain legal expenses incurred in relation to the amendment.  These fees were $1.5 million and will be amortized as an adjustment of interest expense over the remaining term of Facility A. As of September 30, 2009, we have exceeded all of the financial covenants required by Facility A.

Our obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility are secured by substantially all of our assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secure obligations to a subsidiary of Vishay Intertechnology, Inc.).  As further described in the Offer to Purchase, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools and our assets in Europe that are not pledged to either lender.  The letter of understanding also sets forth each lender’s agreement not to interfere with the other’s exercise of remedies pertaining to their respective collateral pools.

Concurrent with the consummation of the tender offer, we issued K Financing a warrant (the “Closing Warrant”) to purchase up to 80,544,685 shares of our common stock, subject to certain adjustments, representing approximately 49.9% of our outstanding common stock on a post-Closing Warrant basis.  The Closing Warrant was subsequently transferred to K Equity. The Closing Warrant was exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance.  The floor exercise price was reached on September 29, 2009 since the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan reached $20.0 million.  The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of our common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives.  Our evaluation of the Closing Warrants as of the date of issuance concluded that they were not indexed to our stock since the strike price was not fixed and as such were treated as a freestanding derivative liability.    On September 29, 2009, the strike price of the warrants became fixed at $0.35 due to the aggregate borrowings reaching $20.0 million and we assessed whether the Closing Warrants still met the definition of a derivative.  Our evaluation of the Closing Warrants as of September 29, 2009 concluded that the Closing Warrants are indexed to our stock and should be classified as a component of equity.  We valued the Closing Warrants immediately prior to the strike price becoming fixed and recorded a mark-to-market adjustment of $81.1 million through earnings.  Subsequent to the strike price becoming fixed, we reclassified the warrant liability of $112.5 million into the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets and the Closing Warrants will no longer be marked-to-market on a quarterly basis. We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code although the matter is not free from doubt.  In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.  If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited.

We entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with K Financing.  Pursuant to the terms of the Investor Rights Agreement, we have, subject to certain terms and conditions, granted Board observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board.  In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights.  Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

We also entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“Platinum Advisors”)

for a term of the later of (i) June 30, 2013 and (ii) termination of the Platinum Credit Facility, pursuant to which we will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.  In addition, the Platinum Credit Facility includes various fees totaling $0.7 million per year for administration and collateral management and we incur a fee of 1% per annum for unused capacity under the Platinum Line of Credit Loan and the Platinum Working Capital Loan.

Our 2009 annual report included disclosure and an audit opinion that expressed substantial doubt about our ability to continue as a going concern.  However, the condensed consolidated financial statements were prepared assuming that we will continue as a going concern.  Specifically, the condensed consolidated financial statements did not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event we are unable to continue as a going concern.

As of September 30, 2009, we exceeded our financial covenants under the Revised Amended and Restated Platinum Credit Facility and Facility A. Based on our performance for the first half of fiscal year 2010 (net sales for the first quarter of fiscal year 2010 improved by 10.4% compared to the fourth quarter of fiscal year 2009 and for the second quarter of fiscal year 2010, net sales improved by 15.4% compared to the first quarter of fiscal year 2010) and future operating plans, we currently forecast that if the global economy continues to improve we will exceed the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. In addition, our current financial model for fiscal year 2011 indicates that we will exceed the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2011.  We continue to anticipate a steady recovery, over the next several quarters, of the principal markets and industries into which its products are sold. Our expectations in this regard are based on various information sources including industry surveys and input from various key customers.  Notwithstanding our performance during the first half of fiscal year 2010, there can be no assurance that we will achieve its forecasted operating profit, generate adequate liquidity, or meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities for the balance of the fiscal year.

We believe that the consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities have improved our liquidity situation.  Given our cost reduction and working capital initiatives, funds from the Platinum Working Capital Loan, and the UniCredit Amendments, we estimate that our current operating plans will provide for sufficient cash to cover liquidity requirements.  We expect to generate sufficient cash from operations to satisfy our liquidity requirements.  Furthermore, the generation of adequate liquidity will largely depend upon our ability to continue to achieve sales growth over the next several quarters and our ability to execute our current operating plans and to manage costs.  In light of the improvement we experienced in sales volume in the first half of fiscal year 2010, the improvement we experienced in our operating results as we began to fully benefit from our cost reduction initiatives, and the continued control we exhibit over our working capital levels, we believe we will be successful in generating adequate liquidity.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Second quarter of fiscal year 2010 with the Second quarter of fiscal year 2009

The following table sets forth the operating income (loss) for each of our business segments for the quarters ended September 30, 2009 and September 30, 2008, respectively.  The table also sets forth each of the segment’s net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (dollars in thousands):

	Quarters Ended
			September 30, 2008
	September 30, 2009		(As Adjusted)
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$81,987	47.3%	$106,376	45.3%
Ceramic	40,998	23.7%	52,513	22.4%
Film and Electrolytic	50,280	29.0%	75,930	32.3%
Total	$173,265	100.0%	$234,819	100.0%

Gross margin
Tantalum	$16,255	9.4%	$17,267	7.4%
Ceramic	10,607	6.1%	7,449	3.2%
Film and Electrolytic	(1,994)	-1.2%	3,281	1.4%
Total	24,868	14.4%	27,997	11.9%

SG&A expenses
Tantalum	8,903	5.1%	9,263	3.9%
Ceramic	4,656	2.7%	5,366	2.3%
Film and Electrolytic	7,308	4.2%	9,170	3.9%
Total	20,867	12.0%	23,799	10.1%

R&D expenses
Tantalum	2,883	1.7%	3,414	1.5%
Ceramic	1,418	0.8%	2,237	1.0%
Film and Electrolytic	1,268	0.7%	1,397	0.6%
Total	5,569	3.2%	7,048	3.0%

Restructuring charges
Tantalum	108	0.1%	8,413	3.6%
Ceramic	51	—	5,637	2.4%
Film and Electrolytic	1,108	0.6%	4,160	1.8%
Total	1,267	0.7%	18,210	7.8%

Goodwill impairment
Tantalum	—	—	24,378	10.4%
Film and Electrolytic	—	—	61,302	26.1%
Total	—	—	85,680	36.5%

Write down of long-lived assets
Tantalum	—	—	1,227	0.5%
Total	—	—	1,227	0.5%

(Gain) loss on sales and disposals of assets
Tantalum	31	—	(28,560)	-12.2%
Ceramic	21	—	55	—
Film and Electrolytic	—	—	16	—
Total	52	—	(28,489)	-12.2%

Operating income (loss)
Tantalum	4,330	2.5%	(868)	-0.4%
Ceramic	4,461	2.6%	(5,846)	-2.5%
Film and Electrolytic	(11,678)	-6.7%	(72,764)	-31.0%
Total	(2,887)	-1.7%	(79,478)	-33.8%

Other (income) expense, net	88,476	51.1%	4,385	1.9%
Loss before income taxes	(91,363)	-52.7%	(83,863)	-35.7%
Income tax expense	1,712	1.0%	1,205	0.5%
Net loss	$(93,075)	-53.7%	$(85,068)	-36.2%

Consolidated Comparison of the Second Quarter of Fiscal Year 2010 with the Second Quarter of Fiscal Year 2009

Net sales:

Net sales for second quarter of fiscal year 2010 were $173.3 million, which represented a 26.2% decrease from net sales of $234.8 million in the second quarter of fiscal year 2009.  The weak economy continued to adversely affect our business as sales declined in all of our business segments when compared to the same period of fiscal year 2009.  The impact of the economic downturn seemed to have its most significant impact on our sales in the fourth quarter of fiscal year 2009, when net sales declined to $136.0 million.  Net sales for the first quarter of fiscal year 2010 improved to $150.2 million, a 10.4% increase over the fourth quarter of fiscal year 2009 and further improved to $173.3 million in the second quarter of fiscal year 2010, a 15.4% increase compared to first fiscal quarter of fiscal year 2010.  We expect this trend of improving sales to continue throughout the remainder of fiscal year 2010 if the global economy continues to improve.

By region, 25% of net sales for the second quarter of fiscal year 2010 were to customers in North America and South America (“Americas”), 40% were to customers in Asia and Pacific Rim (“APAC”), and 35% were to customers in Europe, Middle East and Africa (“EMEA”).  For the second quarter of fiscal year 2009, 23% of net sales were to customers in the Americas, 37% were to customers in APAC, and 40% were to customers in EMEA.

By channel, 46% of net sales for the second quarter of fiscal year 2010 were to distribution customers, 15% were to electronic manufacturing services customers, and 39% were to original equipment manufacturing customers.  For the second quarter of fiscal year 2009, 48% of net sales were to distribution customers, 20% were to electronic manufacturing services customers, and 32% were to original equipment manufacturing customers.

Gross Margin:

Our gross margin percentage for the second quarter of fiscal year 2010 increased to 14.4% from 11.9% in the second quarter of fiscal year 2009.  Cost savings from several cost reduction plans that were initiated throughout fiscal year 2009 were partially responsible for the improvement.  These improvements were offset by the negative gross margins in Film and Electrolytic where further cost reductions are needed in order to offset the impact of lower volume.  In the second quarter of fiscal year 2010, we initiated a restructuring plan primarily designed to improve the operating results of Film and Electrolytic.  However, benefits from this restructuring activity will not be realized until future periods.  The plan is expected to take approximately 24 months to complete.

Selling, general and administrative expenses:

Selling, general and administrative (“SG&A”) expenses were $20.9 million, or 12.0% of net sales for the second quarter of fiscal year 2010 compared to $23.8 million or 10.1% of net sales for second quarter of fiscal year 2009.  The $2.9 million decrease in SG&A expenses is mainly attributable to a decrease in selling expenses related to cost reductions resulting from our reduction in workforce, a 10% wage reduction for all salaried employees effective January 1, 2009 (where possible) and the temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0%.  Effective August 1, 2009, we reactivated our U.S. defined contribution plan match, and in Mexico and China we retracted the 10% wage reduction.  Effective October 1, 2009, we also retracted our 10% wage reduction in the U.S.  As a result, the third fiscal quarter will no longer see the benefit of these initiatives.

Research and development:

Research and development expenses were $5.6 million or 3.2% of net sales for the second quarter of fiscal year 2010, compared to $7.0 million, or 3.0% of net sales for the second quarter of fiscal year 2009. The 21.0% decrease resulted from savings from our reduction in workforce, a 10% wage reduction for all salaried employees effective January 1, 2009 (where possible) and the temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0%.

Restructuring Charges:

We incurred $1.3 million in restructuring charges in the second quarter of fiscal year 2010 compared to $18.2 million in restructuring charges for the same period a year ago.  In the second quarter of fiscal year 2010, we recognized restructuring charges of $1.3 million primarily associated with reductions in force within Film and Electrolytic.   In the second quarter of fiscal year 2009, we recognized restructuring charges of $16.1 million related to the rationalization of corporate staff and manufacturing support functions in the U.S., Europe, Mexico, and Asia.  Approximately 640 employees were affected by this action.  Additionally, we incurred $2.1 million in charges for the relocation of equipment in the second quarter of fiscal year 2009.

Goodwill Impairment and Write Down of Long-Lived Assets

Prior to writing off all of our goodwill in fiscal year 2009, we performed goodwill impairment tests during the first quarter of each fiscal year and when otherwise warranted.  In the second quarter of fiscal year 2009, we performed an additional impairment test as a result of the significant decline in the market price of our common stock below the level we used in performing our annual impairment review as of June 30, 2008.  As a result of this goodwill impairment testing, we recorded a goodwill impairment charge of $85.7 million to write off all of the remaining goodwill of Film and Electrolytic, and Tantalum.

We determined that an impairment review of long-lived assets and intangible assets was not warranted in the second quarter of fiscal year 2010.

During the second quarter of fiscal year 2009, and as part of our initiative to reduce costs, remove excess capacity and make us more competitive on a world-wide basis, we closed a research and development facility located in Heidenheim, Germany that served Tantalum.  As part of this closure, we abandoned certain long-lived assets and incurred $1.2 million in impairment charges related to the abandonment.

Operating Loss

Operating loss for the second quarter of fiscal year 2010 was $2.9 million compared to an operating loss of $79.5 million for the second quarter of fiscal year 2009.  Gross margin decreased $3.1 million as compared to the same quarter a year ago.  Operating expenses decreased $4.4 million and restructuring charges were $16.9 million lower than the second quarter of fiscal year 2009.  Additionally, we incurred no charges for goodwill impairment and the write down of long-lived assets in the current quarter compared to charges of $86.9 million for goodwill impairment and the write down of long-lived assets in the second quarter of fiscal year 2009.  Partially offsetting these items was the $28.5 million net gain on sale of assets which was recognized in the second quarter of fiscal year 2009.

Other (Income) Expense, net

Other expense increased from an expense of $4.4 million in the second quarter of fiscal year 2009 to an expense of $88.5 million in the second quarter of fiscal year 2010.  Other expense increased in the second quarter of fiscal year 2010 versus the comparable period in the prior year primarily due to an $81.1 million increase in value of the warrant and an increase in foreign currency translation losses of $5.7 million.  These unfavorable items were offset by a $2.2 million loss on extinguishment of debt recognized in the second quarter of fiscal year 2009 and a decrease in interest expense of $1.0 million in the second quarter of fiscal year 2010 compared to the corresponding period in fiscal year 2009 due to a decrease in the overall level of debt outstanding.

Income Taxes

Income tax expense for the second quarter of fiscal year 2010 was $1.7 million compared to an income tax expense of $1.2 million for the second quarter of fiscal year 2009.  Income tax expense for the second quarter of fiscal year 2010 is comprised of $1.6 million of tax expense related to foreign operations and $0.1 million of state income tax expense.  Income tax expense for the second quarter of fiscal year 2009 is comprised of $1.0 million of tax expense related to foreign operations and $0.2 million of federal and state income tax expense.

Business Groups Comparison of the Second Quarter of Fiscal Year 2010 with the Second Quarter of Fiscal Year 2009

Tantalum

Net Sales

Net sales decreased 22.9% during the second quarter of fiscal year 2010, as compared to the second quarter of fiscal year 2009 due to a 32.3% decrease in unit sales volumes.  Average selling prices increased 13.8% for the second quarter of fiscal year 2010 as compared to the same quarter of fiscal year 2009 primarily due to a favorable shift in product mix shift, as the polymer product line shipments represented a larger share of Tantalum revenue.  Overall, unit sales volumes were negatively affected by the global economic downturn that has adversely impacted all regions, as well as the weak automotive markets in the U.S. and Europe.

Gross Margin

Gross margin decreased by $1.0 million during the second quarter of fiscal year 2010, as compared to the second quarter of fiscal year 2009 due to a decrease in net sales.  However, this decrease was offset by an increase in the gross margin as a percent to Tantalum net sales which increased to 19.8% from 16.2% in the second quarter of fiscal year 2009.  The primary contributor to the higher gross margin percentage were the cost savings initiated throughout fiscal year 2009 through reductions in headcount and other manufacturing expenses which were realized in the second quarter of fiscal year 2010.  Additionally, there was an increase in sales of higher margin products which contributed to the increase in gross margin percentage.

Operating Income (Loss)

Operating income for the second quarter of fiscal year 2010 was $4.3 million as compared to a loss of $0.9 million in the same quarter of fiscal year 2009.  Improvements affecting the second quarter of fiscal year 2010 related to the reduction in restructuring expense of $8.3 million, no charges for goodwill impairment and the write down of long-lived assets in the current fiscal quarter compared to charges of $25.6 million in the second quarter of fiscal year 2009 and a decrease in operating expenses of $0.9 million.  These items were offset by the gain of $28.6 million on the sale of the wet Tantalum business and the gross margin decrease of $1.0 million.

Ceramic

Net Sales

Net sales decreased by 21.9% during the second quarter of fiscal year 2010, as compared to the second quarter of fiscal year 2009.  The decrease is attributable primarily to lower sales volumes, partially offset by higher average selling prices.  Sales volumes decreased 26.3% during the second quarter of fiscal year 2010, as compared to the second quarter of fiscal year 2009 due primarily to the lingering effects of the global economic downturn.  Average selling prices increased 5.9% due primarily to product mix improvements over fiscal year 2009.

Gross Margin

Gross margin as a percentage of Ceramic net sales increased to 25.9% from 14.2% in the second quarter of fiscal year 2009.  The improvement in gross margin can be attributed primarily to higher average selling prices due primarily to product mix improvements over fiscal year 2009 and cost reductions initiated throughout fiscal year 2009.

Operating Income (Loss)

Operating income increased from a loss of $5.8 million in the second quarter of fiscal year 2009 to an operating income of $4.5 million in the second quarter of fiscal year 2010.  Gross margin increased by $3.2 million. Operating expenses decreased $1.5 million due to the company-wide restructuring efforts in fiscal year 2009 and restructuring expenses were $5.6 million lower when compared to the second quarter of fiscal year 2009.

Film and Electrolytic

Net Sales

Net sales decreased by 33.8% from $75.9 million in the second quarter of fiscal year 2009 to $50.3 million in the second quarter of fiscal year 2010. Unit sales volume for the second quarter of fiscal year 2010  decreased by 36.6% compared to the same period in fiscal year 2009 due to decreased market demand.  In addition, the average selling price decreased by 7.6% due to the mix of products sold.

Gross Margin

Gross margin decreased $5.3 million from $3.3 million in the second quarter of fiscal year 2009 to negative $2.0 million in the second quarter of fiscal year 2010.  Despite the cost cutting initiatives executed through headcount reductions and temporary layoffs in Italy, expenses were not reduced enough to offset the revenue decline.  In fiscal year 2010, we initiated a restructuring plan primarily designed to improve the operating results of Film and Electrolytic and $1.1 million in restructuring costs were incurred in the second quarter of fiscal year 2010.  We expect the plan will take approximately 24 months to complete.

Operating Loss

Operating loss for the second quarter of fiscal year 2010 was $11.7 million as compared to an operating loss of $72.7 million in second quarter of fiscal year 2009.  The second quarter of fiscal year 2009’s operating loss includes charges of $61.3 million for goodwill impairment compared to no charges in the second quarter of fiscal year 2010.  Operating expenses decreased $2.0 million and restructuring charges were $3.1 million lower than the second quarter of fiscal year 2009.  This was offset by a gross margin decrease of $5.3 million as compared to the same quarter a year ago.

Comparison of the Six Month Period Ended September 30, 2009 with the Six Month Period Ended September 30, 2008

The following table sets forth the operating income (loss) for each of our business segments for the six month periods ended September 30, 2009 and September 30, 2008.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (dollars in thousands):

	Six Months Ended
	September 30, 2009		September 30, 2008 (As Adjusted)
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$154,355	47.7%	$215,219	45.1%
Ceramic	73,946	22.9%	105,718	22.1%
Film and Electrolytic	95,131	29.4%	156,726	32.8%
Total	$323,432	100.0%	$477,663	100.0%

Gross margin
Tantalum	$30,349	9.4%	$29,795	6.2%
Ceramic	18,611	5.8%	6,381	1.3%
Film and Electrolytic	(3,525)	-1.1%	9,076	1.9%
Total	45,435	14.0%	45,252	9.5%

SG&A expenses
Tantalum	16,618	5.1%	19,780	4.1%
Ceramic	8,614	2.7%	11,634	2.4%
Film and Electrolytic	13,718	4.2%	20,604	4.3%
Total	38,950	12.0%	52,018	10.9%

R&D expenses
Tantalum	5,336	1.6%	8,291	1.7%
Ceramic	2,934	0.9%	5,407	1.1%
Film and Electrolytic	2,078	0.6%	3,446	0.7%
Total	10,348	3.2%	17,144	3.6%

Restructuring charges
Tantalum	108	—	9,711	2.0%
Ceramic	51	—	6,313	1.3%
Film and Electrolytic	1,108	0.3%	8,983	1.9%
Total	1,267	0.3%	25,007	5.2%

Goodwill impairment
Tantalum	—	—	24,378	5.1%
Ceramic	—	—	12,418	2.6%
Film and Electrolytic	—	—	137,531	28.8%
Total	—	—	174,327	36.5%

Write down of long-lived assets
Tantalum	—	—	1,227	0.3%
Ceramic	—	—	63,928	13.4%
Total	—	—	65,155	13.6%

(Gain) loss on sales and disposals of assets
Tantalum	155	—	(28,434)	-6.0%
Ceramic	103	—	128	—
Film and Electrolytic	—	—	16	—
Total	258	—	(28,290)	-5.9%

Operating income (loss)
Tantalum	8,132	2.5%	(5,158)	-1.1%
Ceramic	6,909	2.1%	(93,447)	-19.6%
Film and Electrolytic	(20,429)	-6.3%	(161,504)	-33.8%
Total	(5,388)	-1.7%	(260,109)	-54.5%

Other (income) expense, net	59,855	18.5%	13,209	2.8%
Loss before income taxes	(65,243)	-20.2%	(273,318)	-57.2%
Income tax expense	2,742	0.8%	1,125	0.2%
Net loss	$(67,985)	-21.0%	$(274,443)	-57.5%

Net Sales

Net sales for the six month period ended September 30, 2009 decreased by $154.2 million, or 32.3% to $323.4 million compared to the same period in fiscal year 2009.  The weak economy continued to adversely affect our business as sales declined in all of our business segments when compared to the same period in fiscal year 2009.  The impact of the economic downturn seemed to have its most significant impact on our sales in the fourth quarter of fiscal year 2009, when net sales dropped to $136.0 million.  Net sales for the first quarter of fiscal year 2010 improved to $150.2 million, a 10.4% increase over the fourth quarter of fiscal year 2009 and further improved to $173.3 million in the second quarter of fiscal year 2010, a 15.4% increase over the first quarter.  We expect this trend of improving sales to continue throughout fiscal year 2010 if the global economy continues to improve.

By region, 25% of net sales for the six month period ended September 30, 2009 were to customers in North America and South America (“Americas”), 40% were to customers in Asia and Pacific Rim (“APAC”), and 35% were to customers in Europe, Middle East and Africa (“EMEA”).  For the six month period ended September 30, 2008, 23% of net sales were to customers in the Americas, 36% were to customers in APAC, and 41% were to customers in EMEA.

By channel, 46% of net sales for the six month period ended September 30, 2009 were to distribution customers, 15% were to electronic manufacturing services customers, and 39% were to original equipment manufacturing customers.  For the six month period ended September 30, 2008, 48% of net sales were to distribution customers, 19% were to electronic manufacturing services customers, and 33% were to original equipment manufacturing customers.

Gross Margin

Gross margin as a percent to net sales improved to 14.0% of net sales for the six month period ended September 30, 2009, up from 9.5% of net sales for the six month period ended September 30, 2008.  Cost savings from several cost reduction plans that were initiated throughout fiscal year 2009 were partially responsible for the improvement.  Additionally, we incurred costs in the six month period ended September 30, 2008 that did not repeat in the current fiscal year.  These included increased costs in conjunction with the relocation and start up of equipment in China and a $6.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  These improvements were offset by the negative gross margin in Film and Electrolytic.  In the second quarter of fiscal year 2010, we initiated a restructuring plan designed to improve the operating performance of Film and Electrolytic.  However, benefits of this restructuring activity will not be realized until future periods.  The plan is expected to take approximately 24 months to complete.

Selling, General and Administrative Expenses

SG&A expenses for the six month period ended September 30, 2009 were $39.0 million, or 12.0% of net sales, as compared to $52.0 million, or 10.9% of net sales for the same period in fiscal year 2009.  The $13.1 million decrease in SG&A expenses includes a decrease of $8.0 million in selling expenses primarily attributable to cost reductions resulting from our reduction in workforce, a 10% wage reduction for all salaried employees effective January 1, 2009 (where possible) and the temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0%.  In addition, costs related to integrating our acquisitions were $4.1 million lower than the same period a year ago.

Research and Development Expenses

R&D expenses for the six month period ended September 30, 2009 were $10.3 million, or 3.2% of net sales, as compared to $17.1 million, or 3.6% of net sales for the same period in fiscal year 2009.  The 39.6% decrease resulted from savings from our reduction in workforce, a 10% wage reduction for all salaried employees effective January 1, 2009 (where possible) and the temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0%.

Restructuring Charges

During the six month period ended September 30, 2008, we recognized charges of $21.1 million for reductions in workforce worldwide in all of our Business Groups.  Additionally, during the six month period ended September 30, 2008, we incurred expenses of $3.9 million for the relocation of equipment.  We incurred $1.3 million in restructuring charges for the six month period ended September 30, 2009 primarily for a reduction in workforce in Film and Electrolytic.

Goodwill Impairment and Write Down of Long-Lived Assets

As previously mentioned, we tested goodwill for impairment during the first and second quarters of fiscal year 2009.  Due to reduced earnings and cash flows caused by macro-economic factors, excess capacity issues and delays in integrating recently acquired businesses, we reduced our earnings forecast in conjunction with such testing.  As a result, our impairment testing for the six month period ended September 30, 2008 led to a $174.3 million non-cash goodwill impairment charge to write off all of the carrying value of our goodwill.  We determined the business enterprise fair value by using both an income approach and a market approach.  Film and Electrolytic recorded a $137.5 million impairment charge, Tantalum recorded a $24.4 million impairment charge, and Ceramic recorded a $12.4 million impairment charge.

In addition, and partially as a result of the goodwill impairment testing, Ceramic recorded a $5.3 million impairment charge to write off all of its other intangible assets and recorded a $58.6 million impairment charge to write down its long-lived assets.  Also, we closed a research and development facility located in Heidenheim, Germany that served Tantalum.  As part of this closure, we abandoned certain long-lived assets and incurred $1.2 million in impairment charges related to the abandonment.

Operating Income (Loss)

Operating loss for the six month period ended September 30, 2009 was $5.4 million, compared to operating loss of $260.1 million for the six month period ended September 30, 2008, an improvement of $254.7 million.  Gross margin increased $0.2 million, operating expenses decreased $19.9 million and restructuring charges decreased $23.7 million from the first half of fiscal year 2009.  Additionally, we incurred non-cash charges of $239.5 million for goodwill impairment and the write down of long-lived assets in the first half of fiscal year 2009.  Partially offsetting these items was the $28.3 million gain on sale of assets in the first half of fiscal year 2009 compared to a loss in the first half of fiscal year 2010 of $0.3 million.

Other (Income) Expense, net

Other expense increased to $59.9 million in the first half of fiscal year 2010 from $13.2 million in the first half of fiscal year 2009.  In the six month period ended September 30, 2009, other expense increased versus the comparable period in the prior year primarily due to an $81.1 million increase in value of the warrant and an increase of $9.2 million in foreign currency translation losses in the first half of fiscal year 2010 compared with the first half of fiscal year 2009.  This was partially offset by the gain on the early extinguishment of debt of $38.9 million we recognized in the first half of fiscal year 2010 as compared to a loss of $2.2 million on the early retirement of debt incurred in the first half of fiscal year 2009 related to the Senior Notes.  This fiscal year 2010 gain resulted from the consummation of a tender offer on our Convertible Senior Notes (the “Notes”) which is discussed in further detail below in the Liquidity and Capital Resources section.  Interest expense decreased compared to the same period a year ago due to a reduction in our outstanding debt.

Income Taxes

During the six month period ended September 30, 2009, the net income tax expense of $2.7 million is comprised of a $2.5 million tax expense related to foreign operations and $0.2 million of federal and state income tax expense.  During the six month period ended September 30, 2008, we recognized net income tax expense of $1.1 million comprised of a $0.8 million tax expense related to foreign operations and $0.3 million of federal and state income tax expense.

Business Groups Comparison of the Six Month Period Ended September 30, 2009 with the Six Month Period Ended September 30, 2008

Tantalum

Net Sales

Net sales decreased 28.3% during the six month period ended September 30, 2009, as compared to the same period of fiscal year 2009.  Unit sales volume for the six month period ended September 30, 2009 decreased 39.3% as compared to the same six month period in fiscal year 2009.  Average selling prices increased 18.2% for the six month period ended September 30, 2009 as compared to the six month period ended September 30, 2008.  Average selling prices increased primarily due to a favorable product mix shift to polymer product shipments.

Gross Margin

Gross margin increased by $0.6 million during the six month period ended September 30, 2009, as compared to the six month period ended September 30, 2008.  There was a corresponding increase in gross margin as a percentage to Tantalum net sales which increased to 19.7% during the six month period ended September 30, 2009 from 13.8% during the same period of fiscal year 2009.  The primary contributors to the higher gross margin percentage were the cost savings initiated throughout fiscal year 2009 through reductions in headcount and other manufacturing expenses which were realized in the six month period ended September 30, 2009.  Additionally, there was an increase in sales of higher margin products which contributed to the increase in gross margin percentage.

Operating Income (Loss)

Operating income for six month period ended September 30, 2009 was $8.1 million, as compared to an operating loss of $5.2 million in the first half of fiscal year 2009.  The major improvements affecting the six month period ending September 30, 2009 related to the reduction in restructuring expense of $9.6 million, no charges for goodwill impairment and the write down of long-lived assets in the current six month period compared to charges of $25.6 million in the first half of fiscal year 2009 and the reduction in operating expenses of $6.2 million related to the closure of a research and development facility located in Heidenheim, Germany, and company-wide restructuring efforts.  These improvements were offset by the $28.4 million gain on sale of assets in the first half of fiscal year 2009 compared to a loss in the first half of fiscal year 2010 of $0.2 million.

Ceramic

Net Sales

Net sales decreased by 30.1% during the six month period ended September 30, 2009, as compared to the same period of fiscal year 2009.  The decrease was attributable primarily to lower volumes, partially offset by higher average selling prices. Volumes decreased 35.2% during the six month period ended September 30, 2009, as compared to the same period of fiscal year 2009 due primarily to the lingering effects of the global economic downturn in Europe and North America. Average selling prices were up 8.2% due primarily to product and region mix improvements over fiscal year 2009.

Gross Margin

Gross margin as a percentage of Ceramic net sales increased to 25.2% from 6.0% in the six month period ended September 30, 2008.  A significant contributor to the lower gross margin in the first half of fiscal year 2009 was a $6.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  Price decreases in Hi-CV products in Asia during the first half of fiscal year 2009 caused the net realizable value of the inventory to fall below its carrying value.  Additionally, we continue to improve our gross margin through cost reductions, product and region mix improvements and improvements in production efficiencies.

Operating Income (Loss)

Operating income improved from a loss of $93.4 million in the first half of fiscal year 2009 to an operating income of $6.9 million in the first half of fiscal year 2010.  The increase in operating income of $100.3 million was attributable to the $12.2 million increase in gross margin as well as the absence in the first half of fiscal year 2010 of charges for goodwill impairment and the write down of long-lived assets compared to charges of $76.3 million in the first half of fiscal year 2009.  In addition, compared to the first half of fiscal year 2009 restructuring charges decreased by $6.3 million and operating expenses decreased $5.5 million. The improvements in operating expenses are due to the company-wide restructuring efforts in fiscal year 2009.

Film and Electrolytic

Net Sales

Net sales decreased by 39.3% from $156.7 million in the first half of fiscal year 2009 to $95.1 million to in the first half of fiscal year 2010.  Unit sales volume for the six month period ended September 30, 2009 decreased by 45.8% compared to the same period fiscal year 2009 due to decreased market demand.  Average selling prices decreased by only 1%.

Gross Margin

Gross margin decreased $12.6 million from $9.1 million in the first half of fiscal year 2009 to negative $3.5 million in the first half of fiscal year 2010.  Despite the cost cutting initiatives executed through headcount reductions and temporary layoffs in Italy, expenses were not reduced enough to offset the revenue decline.  The market demand decreased significantly which negatively impacted fixed costs.  In fiscal year 2010, we initiated a restructuring plan primarily designed to improve the operating results of Film and Electrolytic, and $1.1 million in restructuring costs were incurred in the first half of fiscal year 2010.  We expect the plan will take approximately 24 months to complete.

Operating Loss

Operating loss was $161.5 million in the first half of fiscal year 2009 compared to an operating loss of $20.4 million in the first half of fiscal year 2010.  The improvement in operating loss of $141.1 million was attributable primarily to the non-cash goodwill impairment charge of $137.5 million taken in the first half of fiscal year 2009.  Additionally, operating expenses decreased $8.3 million and restructuring charges decreased $7.9 million in the first half of fiscal year 2010 compared to the first half of fiscal year 2009.  Offsetting these items was a decrease of $12.6 million in gross margin in the first half of fiscal year 2010 compared to the first half of fiscal year 2009.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements and existing cash balances.

Platinum Credit Facility, Tender Offer and UniCredit Amendments

On May 5, 2009, we executed the Platinum Credit Facility.  The Platinum Credit Facility consists of the Platinum Term Loan of $37.8 million, the Platinum Line of Credit Loan that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and the Platinum Working Capital Loan of up to $12.5 million.  Subject to the amount available to be borrowed, which is based on our book-to-bill ratio and certain terms and conditions, we may borrow, pay or repay and reborrow amounts under the Platinum Working Capital Loan.  The Platinum Term Loan could only be used to purchase Notes validly tendered pursuant to the tender offer.  Additionally, funds from the Platinum Line of Credit Loan and Platinum Working Capital Loan under the Platinum Credit Facility are available to us, for limited purposes, subject to the satisfaction or waiver of certain conditions.

On June 30, 2009, we consummated a tender offer for $93.9 million in aggregate principal amount of the Notes.  Holders of Notes who validly tendered their Notes received $400 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment.  As a result of the consummated tender offer, on June 30, 2009, we used $37.8 million of the Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes.  We incurred $3.6 million in fees and expense reimbursements related to the execution of the tender offer, $4.2 million in fees and expenses related to the execution of the Platinum Credit Facility, and $1.4 million in fees and expenses related to the amendments to the UniCredit facilities.  We drew $10.0 million from the Platinum Line of Credit Loan on June 30, 2009.  Proceeds were used to pay the fees related to the tender offer, fees related to the execution of the Platinum Credit Facility and certain restructuring related expenses.  In addition, we will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.  This success fee has been included in “Other non-current obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2009.  On September 29, 2009, we borrowed $10.0 million on the Platinum Working Capital Loan for general corporate purposes.  We currently do not have any remaining availability under the Platinum Working Capital Loan based on our book-to-bill ratio calculated on September 30, 2009.  The amount available to be borrowed under the Platinum Working Capital Loan is based upon the Company’s book-to-bill ratio in effect at the time of the borrowing.  In the event the Company’s book-to-bill ratio subsequently falls below the minimum level required for the amount of the then outstanding borrowing under the Platinum Working Capital Loan, the amount borrowed in excess of the amount available to be borrowed is subject to repayment.  The extinguishment of these Notes resulted in a net gain of $38.9 million included in the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the six month period ended September 30, 2009.

The Platinum Term Loan accrues interest at an annual rate of 9% for cash payment until the June 30, 2010.  At our option, after June 30, 2010, the Platinum Term Loan will accrue interest at an annual rate of 9% for cash payment, or cash and PIK interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%.  The Platinum Working Capital Loan and the Platinum Line of Credit Loan will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the Platinum Term Loan, the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be accelerated to March 1, 2011.  If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million, the maturity date of the Platinum Term Loan will be November 15, 2012, and the maturity date for the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be July 15, 2011.

The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that we maintain a minimum consolidated EBITDA, as defined in the agreement,  and a minimum fixed charge coverage ratio.  In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.  On September 30, 2009, we entered into Amendment No. 2 to the Revised Amended and Restated Platinum Credit Facility (the “Amendment”).  Under the terms of the Amendment, the definition of “Test Period” under the Revised Amended and Restated Credit Facility was amended to eliminate the inclusion of our fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  These covenants were measured as of September 30, 2009.  As of September 30, 2009, we have exceeded all of the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A.  Based on our operating plans, we currently forecast that if the global economy continues to improve we will exceed the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. In addition, our current financial model for fiscal year 2011 indicates that we will exceed the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2011.  We continue to anticipate a steady recovery over the next several quarters, of the principal markets and industries into which its products are sold. Our expectations in this regard are based on various information sources including industry surveys and input from various key customers.

In April 2009, we also entered into amendments to our existing credit agreements with UniCredit which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the amortization schedules under Facility A and Facility B.  These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer.  Effective as of September 30, 2009 we entered into another amendment to Facility A.  Under the terms of the amendment, the amortization schedule of Facility A was modified, including the addition of an October 1, 2009 principal installment; the definition of “Test Period” was amended to eliminate the inclusion of our fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  Additionally, under the amendment we are prohibited from amending or entering into certain third-party loan agreements without, respectively, securing the prior written consent of, or providing prior written notice to, UniCredit.  In connection with the amendment, we simultaneously executed a fee letter in which we agreed to pay to UniCredit an amendment fee and reimburse it for certain legal expenses incurred in relation to the amendment.  These fees were $1.5 million and will be amortized as an adjustment of interest expense over the remaining term of the Facility. As of September 30, 2009, we have exceeded all of the financial covenants required by Facility A.

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

Concurrent with the consummation of the tender offer, we issued K Financing the Closing Warrant to purchase up to 80,544,685 shares of our common stock, subject to certain adjustments, representing approximately 49.9% of our outstanding common stock on a post-Closing Warrant basis.  The Closing Warrant was exercisable at a purchase price of $0.35 per share.  The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of our common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives.  We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code although the matter is not free from doubt.  In addition, the exercise of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.  If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited.

We entered into the Investor Rights Agreement with K Financing.  Pursuant to the terms of the Investor Rights Agreement, we have, subject to certain terms and conditions, granted Board observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board.  In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights.  Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of securities, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

We also entered into a Corporate Advisory Services Agreement with Platinum Advisors for a term of at least four years, pursuant to which we will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.  In addition, the Platinum Credit Facility includes various fees totaling $700 thousand per year for administration and collateral management and we incurs a fee of 1% per annum for unused capacity under the Platinum Line of Credit Loan and the Platinum Working Capital Loan.

Our 2009 annual report included disclosure and an audit opinion that expressed substantial doubt about our ability to continue as a going concern.  However, the condensed consolidated financial statements were prepared assuming that we will continue as a going concern.  Specifically, the condensed consolidated financial statements did not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event we are unable to continue as a going concern.

As of September 30, 2009, we exceeded our financial covenants under the Revised Amended and Restated Platinum Credit Facility and Facility A. Based on our performance for the first half of fiscal year 2010 (net sales for the first quarter of fiscal year 2010 improved by 10.4% compared to the fourth quarter of fiscal year 2009 and for the second quarter of fiscal year 2010, net sales improved by 15.4% compared to the first quarter of fiscal year 2010) and future operating plans, we currently forecast that if the global economy continues to improve we will exceed the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. In addition, our current financial model for fiscal year 2011 indicates that we will exceed the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2011.  We continue to anticipate a steady recovery, over the next several quarters, of the principal markets and industries into which its products are sold. Our expectations in this regard are based on various information sources including industry surveys and input from various key customers.  Notwithstanding our performance during the first half of fiscal year 2010, there can be no assurance that the Company will achieve its forecasted operating profit, generate adequate liquidity, or meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities for the balance of the fiscal year.

We believe that the consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities have improved our liquidity situation.  Given our cost reduction and working capital initiatives, our anticipated use of the funds from the Platinum Working Capital Loan, and the UniCredit Amendments, we estimate that our current operating plans will provide for sufficient cash to cover liquidity requirements.  We currently anticipate that we will continue to experience pressure on our liquidity during the remainder of fiscal year 2010; however, we expect to generate sufficient cash from operations to satisfy our liquidity requirements.  Furthermore, the generation of adequate liquidity will largely depend upon our ability to achieve sales growth over the next several quarters and our ability to execute our current operating plans and to manage costs.  In light of the improvement we experienced in sales volume in the first half of fiscal year 2010, the improvement we experienced in our operating results as we begin to fully benefit from our cost reduction plans, and the continued control we exhibit over our working capital levels, we believe we will be successful in generating adequate liquidity.  Net sales for the first quarter of fiscal year 2010 improved by 10.4% when compared to the fourth quarter of fiscal year 2009 and for the second quarter of fiscal year 2010 net sales improved by 15.4% when compared to the first quarter of fiscal year 2010.

Ratio of Earnings to Fixed Charges

Under both the Platinum Credit Facility and Facility A, we are subject to achieving a ratio of earnings to fixed charges covenant of at least 1:1 and .85:1, respectively.  For the purpose of calculating the ratio of earnings to fixed charges, earnings are adjusted in accordance with the credit agreements and represent net income before income taxes, interest expense, depreciation, amortization, net restructuring activity, stock-based compensation and infrequently occurring charges. Fixed charges consist of cash payments for interest and taxes and principal payments on all indebtedness for the period.  Our ratio of earnings, reduced by capitalized expenditures, to fixed charges as of September 30, 2009 was 5.1:1.

Our cash and cash equivalents increased by $18.2 million for the six month period ended September 30, 2009 as compared with a decrease of $45.3 million during the six month period ended September 30, 2008 (amounts in thousands):

	Six Months Ended September 30,
	2009	2008 (As Adjusted)
Cash provided by (used in) operating activities	$20,756	$(10,873)
Cash provided by (used in) investing activities	(3,730)	10,893
Cash provided by (used in) financing activities	910	(44,547)
Effect of foreign currency fluctuations on cash	272	(761)
Net increase (decrease) in cash and cash equivalents	$18,208	$(45,288)

Operations:

Cash flows from operations improved by $31.6 million in the first half of fiscal year 2010 as compared to the first half of fiscal year 2009.  We managed to generate cash from operating assets and operating liabilities of $13.7 million as we continue to focus on controlling our working capital.  However, when compared to the first half of fiscal year 2009, cash generated from operating assets and liabilities decreased by $3.5 million.  Accordingly, the increase in cash generated from operations occurred primarily through an improvement in our operating cost structure.  This improvement was largely driven through cost savings generated by the cost reduction plans initiated throughout fiscal year 2009.  The $38.9 million gain on early extinguishment of debt and the $81.1 million increase in the warrant value were non-cash items and did not affect cash provided by operations in the first half of fiscal year 2010.  Likewise, two large non-cash items affected net income in the first half of fiscal year 2009 but did not affect cash provided by operations.  These items included goodwill impairment and the write down of long-lived assets for $239.5 million.

Investing:

Cash used in investing activities was $3.7 million for the first half of fiscal year 2010 compared to cash provided by investing activities of $10.9 million in the first half of fiscal year 2009.  The primary reason for the decrease was the receipt of $34.9 million in proceeds from the sale of assets in the first half of fiscal year 2009.  This was offset by a $19.2 million decrease in capital expenditures and a decrease of $1.0 million related to acquisitions in the first half of fiscal year 2010 compared to the first half of fiscal year 2009.

Financing:

Cash provided by financing activities was $0.9 million in first half of fiscal year 2010 as compared to cash used in financing activities of $44.5 million in first half of fiscal year 2009.

In the first half of fiscal year 2010, proceeds from the issuance of debt resulted primarily from the Platinum Term Loan, the Platinum Line of Credit Loan and the Platinum Working Capital Loan.  Approximately $37.8 million in proceeds from the Platinum Term Loan were used to retire $93.9 million in aggregate principal amount of the Notes (representing 53.7% of the outstanding Notes) which were validly tendered on June 26, 2009.  Proceeds of $10.0 million from the Platinum Line of Credit Loan were used primarily to pay the fees and expenses related to execution of the tender offer.  Proceeds of $10.0 million from the Platinum Working Capital Loan will be used for general corporate purposes.  The gain on the early extinguishment of the Notes is shown on the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations.

In the first half of fiscal year 2010, payments of debt related primarily to retirement of the Notes discussed above as well as a principal payment on UniCredit Facility A.

The use of cash in the first half of fiscal year 2009 was primarily for a principal and prepayment of $60.0 million on our Senior Notes, a Make-Whole Amount of $2.0 million and a prepayment fee of $0.2 million.  The Make-Whole Amount and prepayment fee are shown on the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations.  Also in the first half of fiscal year 2009, as part of the sale of the wet tantalum capacitor assets to Vishay, we entered into a three-year term loan agreement.  The loan was for $15 million and carries an interest rate of LIBOR plus 4% which is payable monthly.  The entire principal of $15 million matures on September 15, 2011 and can be prepaid without penalty.  The loan is secured by certain accounts receivable.

Commitments

At September 30, 2009, after reflecting the amendments to UniCredit Facility A and Facility B, we had contractual obligations in the form of debt and interest payments as follows (amounts in thousands):

		Payments Due by Period
		Less Than			More Than
	Total	1 year	1-3 years	4-5 years	5 years
Debt obligations(1)	$298,653	$25,408	$95,306	$96,858	$81,081
Interest obligations	65,285	14,193	23,275	5,621	22,196
	$363,938	$39,601	$118,581	$102,479	$103,277

(1)          Holders of the Notes have the right to require us to repurchase for cash all or a portion of their Notes on November 15, 2011, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.

Our operating lease, European social security, pension benefit and other postretirement benefit obligations have not changed materially from those disclosed in the Company’s 2009 Annual Report.

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

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB ASC as the source of authoritative U.S. GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. SFAS No. 168, now included within FASB ASC 105, was effective for us in the second fiscal quarter of 2010. FASB ASC 105 superseded all existing non-SEC accounting and reporting standards.  All non-grandfathered accounting not included in the FASB ASC will be considered non-authoritative. There was no impact on our consolidated financial statements upon adoption.  However, this standard impacted our financial reporting as we use the new codification when referring to U.S. GAAP in its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), primarily codified in FASB ASC 855, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. SFAS No. 165 is effective for reporting periods ending after June 15, 2009 and did not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. This statement requires the disclosure of the date through which an entity has evaluated subsequent events.

In April 2009, the FASB approved FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), primarily codified in FASB ASC 825, Financial Instruments, which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for us. The adoption of this accounting guideline did not impact our results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”), primarily codified in FASB ASC 470-20, Debt With Conversion and Other Options.  FSP No. APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, or fiscal year 2010 for us, and must be applied retrospectively to all periods presented.  See Note 2, “Debt, Liquidity and Capital Resources”, for discussion of the impact of our adoption of FSP No. APB 14-1 as of April 1, 2009 and the retrospective adjustment of previously reported amounts.

In September 2007, the FASB issued Emerging Issues Task Force (EITF) No.07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5), primarily codified in FASB ASC 815, Derivatives and Hedging. This EITF consensus addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133 (FASB ASC 815). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6 - 9 of SFAS No, 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). See Note 1, “Warrant Liability”, for discussion of the impact of our adoption of EITF No 07-5 as of April 1, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes regarding the Company’s market risk position from the information included in the Company’s 2009 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2009 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 30, 2009.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act.  Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

(i)                                Election of three Directors of the Company. The stockholders elected three directors for three-year terms to expire in 2012. In addition, the following directors are currently serving terms which expire in 2010 and 2011, as indicated: Robert G. Paul (2010), Joseph D. Swann (2010), Joseph V. Borruso (2011), Frank G. Brandenberg (2011), and E. Erwin Maddrey, II (2011).  There was no solicitation in opposition to the nominees for directors as listed in the definitive proxy statement of the Company dated June 30, 2009.  All nominees were elected.

(a)  The Proxy nominees for director as listed in the proxy statement were elected to serve three-year terms with the following vote:

Nominees	For	Against	Abstain
Dr. Wilfried Backes	58,400,603	5,080,804	538,013
Gurminder S. Bedi	58,319,981	5,330,694	368,745
Per-Olof Loof	57,250,042	6,515,360	254,018

(ii)                        The Company’s stockholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2010:

For	Against	Abstain
61,515,718	1,812,677	691,025

As reported on our Form 8-K that we filed on August 26, 2009, we dismissed KPMG LLP as independent registered public accounting firm of KEMET and certain of its subsidiaries, and Deloitte & Touche S.p.A. as independent registered public accounting firm of Arcotronics Italia S.p.A. and its direct subsidiaries.  (Arcotronics Italia S.p.A. is a wholly-owned subsidiary of KEMET Electronics Corporation, which is a wholly-owned subsidiary of KEMET.)  KEMET has engaged Ernst & Young LLP (“EY”) as the independent registered public accounting firm for KEMET and all of its subsidiaries, including Arcotronics Italia S.p.A. and its direct subsidiaries, for the fiscal year ending March 31, 2010.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit 10.1 Amendment No. 2 to Amended and Restated Credit Agreement entered into on June 7, 2009, by and among the Company, K Financing, LLC and other parties thereto, dated September 30, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2009.

Exhibit 10.2 Amendment to the Loan Agreement by Certified Private Agreement entered into September 29, 2008 by and between UniCredit Corporate Banking S.p.A. and the Company, dated October 1, 2009 (English translation), incorporated by reference to Exhibit 10.2 to Form 8-K filed October 6, 2009.

Exhibit 10.3 Amendment to the Compensation Plan of the Company’s named executive officers, incorporated by reference to Form 8-K filed August 4, 2009.

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

Date: November 5, 2009

KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1 Amendment No. 2 to Amended and Restated Credit Agreement entered into on June 7, 2009, by and among the Company, K Financing, LLC and other parties thereto, dated September 30, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed October 6, 2009.

Exhibit 10.2 Amendment to the Loan Agreement by Certified Private Agreement entered into September 29, 2008 by and between UniCredit Corporate Banking S.p.A. and the Company, dated October 1, 2009 (English translation), incorporated by reference to Exhibit 10.2 to Form 8-K filed October 6, 2009.

Exhibit 10.3 Amendment to the Compensation Plan of the Company’s named executive officers, incorporated by reference to Form 8-K filed August 4, 2009.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer.

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer.