Form 10-K/A
period 2009-03-31
KEMET CORP
filed 2010-02-02
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 0-20289

KEMET Corporation

(Exact name of registrant as specified in its charter)

Delaware	57-0923789
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2835 KEMET Way, Simpsonville, South Carolina	29681
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2008, computed by reference to the closing sale price of the registrant’s common stock was approximately $97,473,493.

Number of shares of each class of common stock outstanding as of June 26, 2009: common stock, $0.01 par value, 80,867,509.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement delivered to shareholders in connection with the Annual Meeting of Shareholders held July 30, 2009 are incorporated by reference in Part III and Part IV of this report.

EXPLANATORY NOTE

KEMET Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2009, in order to revise the Chief Financial Officer certification filed as Exhibit 31.2 to the original Form 10-K, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in paragraphs 4 and 5.  In addition, in connection with the filing of this amendment and in accordance with SEC rules, we are including an updated certification of our Chief Executive Officer filed as Exhibit 31.1.  This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the Securities and Exchange Commission.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.  Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   (3)     List of Exhibits

The following exhibits are filed as a part of this Form 10-K/A.

31.1         Certification of the Chief Executive Officer Pursuant to Section 302

31.2         Certification of the Chief Financial Officer Pursuant to Section 302

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION
(Registrant)

Date: February 2, 2010	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer