Form 10-Q
period 2009-12-31
KEMET CORP
filed 2010-02-03
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 2, 2010 was 80,867,509.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended December 31, 2009

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

(Unaudited)

	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$64,974	$39,204
Accounts receivable, net	137,460	120,139
Inventories	150,051	154,981
Prepaid expenses and other current assets	11,057	11,245
Deferred income taxes	2,539	151
Total current assets	366,081	325,720
Property and equipment, net of accumulated depreciation of $690,017 and $646,966 as of December 31, 2009 and March 31, 2009, respectively	338,732	357,977
Intangible assets, net	23,384	24,094
Other assets	15,499	6,360
Total assets	$743,696	$714,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,983	$25,994
Accounts payable, trade	67,368	52,332
Accrued expenses	55,256	51,125
Income taxes payable	1,367	1,127
Total current liabilities	158,974	130,578
Long-term debt, less current portion	222,138	280,752
Other non-current obligations	63,361	57,316
Deferred income taxes	7,560	5,466

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 88,525 and 88,525 shares at December 31, 2009 and March 31, 2009, respectively	885	885
Additional paid-in capital	481,097	367,257
Retained deficit	(151,106)	(81,342)
Accumulated other comprehensive income	19,776	12,663
Treasury stock, at cost (7,658 and 7,714 shares at December 31, 2009 and March 31, 2009, respectively)	(58,989)	(59,424)
Total stockholders’ equity	291,663	240,039

Total liabilities and stockholders’ equity	$743,696	$714,151

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2009	2008 (As Adjusted- Note 2)	2009	2008 (As Adjusted- Note 2)
Net sales	$199,923	$190,679	$523,355	$668,342

Operating costs and expenses:
Cost of sales	163,629	166,507	441,626	598,918
Selling, general and administrative expenses	22,203	20,569	61,153	72,587
Research and development	5,637	6,168	15,985	23,312
Restructuring charges	1,322	4,572	2,589	29,579
Goodwill impairment	—	—	—	174,327
Write down of long-lived assets	656	—	656	65,155
Net (gain) loss on sales and disposals of assets	240	1,054	498	(27,236)
Total operating costs and expenses	193,687	198,870	522,507	936,642

Operating income (loss)	6,236	(8,191)	848	(268,300)

Other (income) expense:
Interest income	(14)	(129)	(147)	(545)
Interest expense and amortization of debt discount	7,434	6,700	19,744	22,012
Increase in value of warrant	—	—	81,088	—
(Gain) loss on early extinguishment of debt	—	—	(38,921)	2,212
Other (income) expense, net	688	(2,407)	6,199	(6,306)

Loss before income taxes	(1,872)	(12,355)	(67,115)	(285,673)

Income tax expense (benefit)	(93)	793	2,649	1,918

Net loss	$(1,779)	$(13,148)	$(69,764)	$(287,591)

Net loss per share:
Basic and diluted	$(0.02)	$(0.16)	$(0.86)	$(3.57)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended December 31,
		2008
	2009	(As Adjusted- Note 2)
Sources (uses) of cash and cash equivalents
Operating activities:
Net loss	$(69,764)	$(287,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(38,921)	—
Increase in warrant value	81,088	—
Depreciation and amortization	39,191	42,613
Amortization of debt discount and debt issuance costs	9,586	7,494
Goodwill impairment	—	174,327
Write down of long-lived assets	656	65,155
Net (gains) losses on sales and disposals of assets	498	(27,236)
Stock-based compensation expense	1,788	1,115
Change in deferred income taxes	(751)	(1,650)
Change in operating assets	1,653	61,182
Change in operating liabilities	11,895	(46,352)
Other	(997)	187
Net cash provided by (used in) operating activities	35,922	(10,756)

Investing activities:
Capital expenditures	(7,593)	(27,699)
Change in restricted cash	(1,495)	—
Proceeds from sale of assets	—	34,870
Acquisitions, net of cash received	—	(1,000)
Net cash provided by (used in) investing activities	(9,088)	6,171

Financing activities:
Proceeds from issuance of debt	60,873	20,944
Payments of long-term debt	(54,202)	(71,300)
Debt extinguishment and issuance costs	(7,811)	—
Proceeds from sale of common stock to employee savings plan	—	244
Net cash used in financing activities	(1,140)	(50,112)
Net increase (decrease) in cash and cash equivalents	25,694	(54,697)
Effect of foreign currency fluctuations on cash	76	(1,299)
Cash and cash equivalents at beginning of fiscal period	39,204	81,383
Cash and cash equivalents at end of fiscal period	$64,974	$25,387

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2009, Form 10-K (“Company’s 2009 Annual Report”), as subsequently adjusted by the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on November 5, 2009, to reflect the retrospective application of a new accounting standard related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which required retrospective application.

Net sales and operating results for the quarter and nine month period ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation. In addition, as noted in Note 2, “Debt, Liquidity and Capital Resources”, certain prior period amounts have been adjusted to conform to a new accounting standard related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which required retrospective application.

The significant accounting policies followed by the Company are presented in the Company’s 2009 Annual Report.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the codification involves specifying the unique numeric path to the content through the topic, subtopic, section, and paragraph structure.  The ASC was effective for the Company in the second fiscal quarter of 2010 and superseded all existing non-SEC accounting and reporting standards.  All non-grandfathered accounting not included in the ASC will be considered non-authoritative. There was no impact on the Company’s consolidated financial statements upon adoption.  However, this standard impacted the Company’s financial reporting as it uses the new codification when referring to U.S. GAAP in its financial statements.

In May 2009, the FASB issued guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. This guidance was effective for reporting periods ending after June 15, 2009, and did not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events.

In April 2009, the FASB issued guidance which increased the frequency of fair value disclosures to a quarterly instead of an annual basis. This accounting guidance was effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for the Company. The adoption of this accounting guidance did not impact the Company’s results of operations or financial position.

In May 2008, the FASB issued guidance which required issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  This guidance was effective for fiscal years beginning after December 15, 2008, or fiscal year 2010 for the Company, and must be applied retrospectively to all periods presented.  See Note

2, “Debt, Liquidity and Capital Resources”, for discussion of the impact of the Company’s adoption of this guidance as of April 1, 2009 and the retrospective adjustment of previously reported amounts.

In September 2007, the FASB issued guidance which addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in ASC 815-10-15. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815-10-15 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). See Note 1, “Warrant Liability” for discussion of the impact of the Company’s adoption of this guidance as of April 1, 2009.

Restricted Cash

During the third quarter of fiscal year 2010, KEMET applied for and received a one time grant of 19.3 million pesos ($1.5 million) from the Ministry of Economy in Mexico to be utilized for salary or salary-related expenses for the Company’s Mexican operations.

A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax (“VAT”) registration in The Netherlands.  The bank guarantee is in the amount of EUR 1.5 million ($2.2 million). An interest-bearing deposit was placed with a European bank for EUR 1.7 million ($2.4 million). The deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money if a valid claim is made. The bank guarantee has no expiration date.

Restricted cash of $3.9 million is included in the line item “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.

Warrant Liability

Concurrent with the consummation of the tender offer as discussed in Note 2, “Debt, Liquidity and Capital Resources”, the Company issued K Financing, LLC (“K Financing”) a warrant (the “Closing Warrant”) to purchase up to 80,544,685 shares of the Company’s common stock, subject to certain adjustments, representing approximately 49.9% of the Company’s outstanding common stock on a post-Closing Warrant basis.  The warrant was subsequently transferred to K Equity, LLC (“K Equity”).  The Closing Warrant was exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 per share based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan (as defined below) and the Platinum Working Capital Loan exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance.  The floor exercise price was reached on September 29, 2009 when the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan (as defined below) reached $20.0 million.  The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility with K Financing as amended on September 30, 2009 (the “Revised Amended and Restated Platinum Credit Facility”), by cashless exercise to the extent of appreciation in the value of the Company’s common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives.

Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Closing Warrant issued to K Financing under the Platinum Credit Facility (as defined below) were reviewed as of June 30, 2009, the date of issuance, to determine whether they meet the definition of a derivative. The Company’s evaluation of the Closing Warrant as of the date of issuance concluded that they were not indexed to the Company’s stock since the strike price was not fixed and as such were treated as a freestanding derivative liability.   On September 29, 2009, the Company borrowed $10.0 million from the Platinum Working Capital Loan for general corporate purposes. As a result of this additional borrowing, the strike price of the Closing Warrant was fixed at $0.35 per share as of September 29, 2009 and the Company assessed whether the Closing Warrant still met the definition of a derivative.  The Company’s evaluation of the Closing Warrant as of September 29, 2009, concluded that the Closing Warrant is indexed to the Company’s own stock and should be classified as a component of equity.  The Company valued the Closing Warrant immediately prior to the strike price becoming fixed and recorded a mark-to-market adjustment of $81.1 million through earnings.  Subsequent to the strike price becoming fixed, the Company reclassified the warrant liability of $112.5 million into the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets and the Closing Warrant will no longer be marked-to-market on a quarterly basis. The Company estimated the fair value of these Closing Warrant using the Black-Scholes option pricing model using the following assumptions:

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Assets measured at fair value on a recurring basis as of December 31, 2009 are as follows (amounts in thousands):

	Fair Value Measurement Using			Fair Value
	Level 1	Level 2	Level 3	December 31, 2009
Assets:
Money markets (1)	$30,267	$—	$—	$30,267

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were approximately 1% for the quarter and nine month periods ended December 31, 2009 and 2008. The Company recognizes warranty costs when they are both probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2009	March 31, 2009
Inventories:
Raw materials and supplies	$66,574	$59,687
Work in process	51,590	48,105
Finished goods	31,887	47,189
	$150,051	$154,981

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

As of December 31, 2009, the Company was in compliance with its financial covenants under the Revised Amended and Restated Platinum Credit Facility and the medium-term credit facility in the original principal amount of EUR 60 million ($86.4 million) (“Facility A”) with UniCredit Corporate Banking S.p.A. (“UniCredit”).  In addition, based on the Company’s performance for the nine month period ended December 31, 2009 (net sales for the first quarter of fiscal year 2010 improved by 10.4% compared to the fourth quarter of fiscal year 2009, for the second quarter of fiscal year 2010, net sales improved by 15.4% compared to the first quarter of fiscal year 2010 and for the third quarter of fiscal year 2010, net sales improved by 15.3% compared to the second quarter of fiscal year 2010) and future operating plans, the Company currently forecasts that the Company will be in compliance with the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2010. The Company continues to anticipate a steady recovery over the next several quarters of the principal markets and industries into which its products are sold. The Company’s expectations in this regard are based on various information sources including industry surveys and input from various key customers. Notwithstanding the Company’s performance during the nine month period ended December 31, 2009, there can be no assurance that the Company will achieve its forecasted operating profit, generate adequate liquidity, or meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities for the balance of the fiscal year.

The Company’s liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of restructuring plans. Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements, and existing cash balances.

A summary of debt is as follows (amounts in thousands):

	December 31, 2009	March 31, 2009
Debt
Convertible Debt, net of discount of $8,980 and $26,359 as of December 31, 2009 and March 31, 2009, respectively	$72,101	$148,641
UniCredit Agreement-A (€53,201 and €60,000 as of December 31, 2009 and March 31, 2009, respectively)	76,642	79,848
UniCredit Agreement-B (€35,000 as of December 31, 2009 and March 31, 2009)	50,421	46,578
Platinum Term Loan, net of discount of $23,551 as of December 31, 2009	14,281	—
Platinum Line of Credit, net of discount of $4,618 as of December 31, 2009	5,382	—
Platinum Working Capital Loan	10,000	—
Vishay	15,000	15,000
Other	13,293	16,679
Total debt	257,120	306,746
Current maturities	(34,982)	(25,994)
Total long-term debt	$222,138	$280,752

The line item “Interest expense and amortization of debt discount” on the Condensed Consolidated Statements of Operations for the quarter and nine month periods ended December 31, 2009 and 2008, respectively, is as follows (amounts in thousands):

	Quarters Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Contractual interest expense	$3,732	$4,100	$10,158	$14,518
Amortization of debt issuance costs	913	517	1,908	1,246
Amortization of debt discount	2,789	2,083	7,678	6,248
Total interest expense	$7,434	$6,700	$19,744	$22,012

Platinum Credit Facility

On May 5, 2009, the Company executed a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the “Platinum Credit Facility”). The Platinum Credit Facility consists of a term loan of $37.8 million (“Platinum Term Loan”), a line of credit loan (“Platinum Line of Credit Loan”) that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million, and a working capital loan (“Platinum Working Capital Loan”) of up to $12.5 million.  Subject to the amount available to be borrowed, which is based on the Company’s book-to-bill ratio, and certain terms and conditions, the Company may borrow, pay or repay and reborrow amounts under the Platinum Working Capital Loan.  The Platinum Term Loan was used to purchase the Company’s 2.25% Convertible Senior Notes (the “Notes”) that are more fully described below.  Additionally, funds from the Platinum Line of Credit Loan and Platinum Working Capital Loan under the Platinum Credit Facility are available to the Company, for limited purposes, subject to the satisfaction or waiver of certain conditions.

On June 30, 2009, the Company drew $10.0 million from the Platinum Line of Credit Loan and used it primarily to pay the fees and expenses related to the execution of the tender offer (described below) and the execution of the Platinum Credit Facility.  The Company currently has availability in the amount of $2.5 million under the Platinum Line of Credit Loan.  The Company incurred $3.6 million in fees and expense reimbursements related to the execution of the tender offer, $4.2 million related to the execution of the Platinum Credit Facility, and $1.4 million related to the amendments of the UniCredit facilities.  In addition, the Company will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.   This success fee has been included in “Other non-current obligations” on the Condensed Consolidated Balance Sheets as of December 31, 2009.  On September 29, 2009, the Company borrowed $10.0 million on the Platinum Working Capital Loan for general corporate purposes.  The Company currently has availability in the amount of $2.5 million under the Platinum Working Capital Loan based on the Company’s book-to-bill ratio calculated on December 31, 2009.  The amount available to be borrowed under the Platinum Working Capital Loan is based upon the Company’s book-to-bill ratio in effect at the time of the borrowing.  In the event the Company’s book-to-bill ratio subsequently falls below the minimum level required for the amount of the then outstanding borrowing under the Platinum Working Capital Loan, the amount borrowed in excess of the amount available to be borrowed is subject to repayment.

The Platinum Term Loan accrues interest at an annual rate of 9% for cash payment until June 30, 2010.  At the Company’s option, after June 30, 2010, the Platinum Term Loan will accrue interest at an annual rate of 9% for cash payment, or cash and payment in-kind (“PIK”) interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%.  The Platinum Working Capital Loan and the Platinum Line of Credit Loan will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the Platinum Term Loan, the Platinum Line of Credit Loan, and the Platinum Working Capital Loan are accelerated to March 1, 2011.  If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million, the maturity date of the Platinum Term Loan will be November 15, 2012, and the maturity date for the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be July 15, 2011.

The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that the Company maintain a minimum consolidated EBITDA, as defined in the agreement, and a minimum fixed charge coverage ratio.  In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.  On September 30, 2009, the Company entered into an amendment to the Revised Amended and Restated Platinum Credit Facility.  Under the terms of the Amendment, the definition of “Test Period” under the Revised Amended and Restated Platinum Credit Facility was amended to eliminate the inclusion of the Company’s fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant. As of December 31, 2009, the Company was in compliance with all of the financial covenants required by the Revised Amended and Restated Platinum Credit Facility.

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

Concurrent with the consummation of the tender offer, the Company issued K Financing the Closing Warrant to purchase up to 80,544,685 shares of its common stock, subject to certain adjustments, representing at the time of issuance 49.9% of the Company’s outstanding common stock on a post-Closing Warrant basis.  The Closing Warrant was subsequently transferred to K Equity.  See Note 1, “Warrant Liability” for a discussion of the accounting treatment of the Closing Warrant.

The Company also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with K Financing, which subsequently transferred its rights thereunder to K Equity.  Pursuant to the terms of the Investor Rights Agreement, the Company has, subject to certain terms and conditions, granted Board of Directors (“Board”) observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board.  In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights.  Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of equity securities or securities convertible into equity, the Company would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

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

The fair values of the Platinum Term Loan, the Platinum Line of Credit, and the Platinum Working Capital Loan are $36 million, $10 million, and $10 million respectively at December 31, 2009, based upon a discount rate present value technique (an income approach). The Company recorded deferred financing costs of $9.2 million at the issuance date, and a long-term obligation has been recognized related to the unpaid success fee.  These deferred financing costs will be allocated between the various loan components and amortized under the effective interest method over the respective term.

Convertible Debt

In November 2006, the Company sold and issued its 2.25% Convertible Senior Notes (the “Notes”) which are unsecured obligations and rank equally with the Company’s existing and future unsubordinated and unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Notes, the Company entered into an indenture (the “Indenture”) dated as of November 1, 2006, with Wilmington Trust Company, as trustee.

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

On April 1, 2009, the Company adopted new accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which required retrospective application.  Under this guidance, the Company separated the Notes into a liability component and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to the line item “Interest expense and amortization of debt discount” over the expected life of a similar liability that does not have an associated equity component using the effective interest method. This change in methodology affects the calculations of net loss, but does not increase the Company’s cash interest payments.  The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Issuance and transaction costs incurred at the time of the issuance of the Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the Notes, net of amortization, were $0.6 million as of December 31, 2009 and equity issuance costs were $1.3 million. The deferred tax liability and a corresponding valuation allowance adjustment in the same amount related to the Notes were $3.4 million as of December 31, 2009.

The guidance was retroactively applied to all periods and resulted in adjustments to the Condensed Consolidated Statement of Operations for the quarter and nine month periods ended December 31, 2008 and its Consolidated Balance Sheet as of March 31, 2009 as follows (amounts in thousands, except per share amounts):

Condensed Consolidated Statement of Operations

	Quarter Ended December 31, 2008			Nine Months Ended December 31, 2008
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Interest expense and amortization of debt discount	$4,617	$2,083	$6,700	$15,764	$6,248	$22,012
Net loss	(11,065)	(2,083)	(13,148)	(281,343)	(6,248)	(287,591)

Net loss per share:
Basic and diluted	$(0.14)	$(0.02)	$(0.16)	$(3.50)	$(0.08)	$(3.57)

Condensed Consolidated Balance Sheet

	March 31, 2009
	As Reported	Adjustments	As Adjusted

Assets
Other assets	$7,010	$(650)	$6,360
Total assets	714,801	(650)	714,151

Liabilities
Long-term debt, less current portion	$307,111	$(26,359)	$280,752
Stockholders’ equity
Additional paid-in capital	$322,905	$44,352	$367,257
Retained deficit	(62,699)	(18,643)	(81,342)
Total stockholders’ equity	214,330	25,709	240,039

As of December 31, 2009, the remaining unamortized debt discount of the Notes will be amortized over a period of 23 months, the remaining expected term of the Notes.  The effective interest rate on the liability component is 9.1% on an annual basis.

On June 26, 2009, $93.9 million in aggregate principal amount of the Notes were validly tendered (representing 53.7% of the outstanding Notes).  As a result of the retrospective adoption effective April 1, 2009 of new guidance within ASC 470-20, Debt With Conversion and Other Options, the carrying value of the aggregate principal value of the tendered Notes was $81.0 million.  Holders of the Notes received $400 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment.  As a result of the consummated tender offer, on June 30, 2009, the Company used the $37.8 million Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Notes.  The extinguishment of these Notes resulted in a net gain of $38.9 million ($0.48 per share) included in the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the nine month period ended December 31, 2009.

The terms of the Notes are governed by the Indenture. The Notes mature on November 15, 2026 unless earlier redeemed, repurchased, or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime after November 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including additional interest, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on November 15, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.

The Notes are convertible into Common Stock at a rate equal to 103.0928 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $9.70 per share), subject to adjustment as described in the Indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Common Stock with respect to any amounts exceeding $1,000. The contingent conversion feature was not required to be bifurcated and accounted for separately under ASC 815.

If the Company undergoes a “fundamental change,” holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The Company would pay a make-whole premium on the Notes converted in connection with any fundamental change that occurs prior to November 20, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change.  The maximum make-whole premium, expressed as a number of additional shares of the Common Stock to be received per $1,000 principal amount of the Notes, would be 30.95 upon the conversion of Notes in connection with the occurrence of a fundamental change prior to November 1, 2006, November 15 of each of 2007, 2008, 2009 or 2010, respectively, or November 20, 2011 if the stock price at that date is $7.46 per share of Common Stock.  The Indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates. No make-whole premium will be paid if the price of the common stock on the effective date of the fundamental change is less than $7.46 per share. Any make-whole premium will be payable in shares of common stock (or the consideration into which the Company’s common stock has been exchanged in the fundamental change) on the conversion date for the Notes converted in connection with the fundamental change.  The approximate fair value of the outstanding Notes, based on quoted market prices close to December 31, 2009, was $67 million.  The Company had interest payable related to the Notes included in “Accrued expenses” on the Condensed Consolidated Balance Sheets of approximately $0.2 million and $1.5 million at December 31, 2009 and March 31, 2009, respectively.

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

The amortization schedules for Facility A and Facility B are as follows (amounts in thousands):

	Annual Maturities of Long-Term Debt
	Fiscal Years Ending March 31,
	2010 (1)	2011	2012	2013	2014
UniCredit Facility A	€1,000	€17,624	€8,511	€4,461	€22,605
UniCredit Facility B	2,000	4,000	10,000	10,000	9,000

(1)         Only includes scheduled payments for the remainder of the fiscal year.

The Company is subject to covenants under Facility A which, among other things, restrict its ability to make capital expenditures above certain thresholds and require it to meet financial tests related principally to a fixed charge coverage ratio and profitability.  Effective as of September 30, 2009, the Company entered into an amendment to Facility A.  Under the terms of the amendment, the amortization schedule of Facility A was modified, including the addition of an October 1, 2009 principal installment, and the definition of “Test Period” was amended to eliminate the inclusion of the Company’s fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  Additionally, under the amendment, the Company is prohibited from amending or entering into certain third-party loan agreements without, respectively, securing the prior written consent of, or providing prior written notice to, UniCredit.  In connection with the amendment, the Company simultaneously executed a fee letter in which it agreed to pay to UniCredit an amendment fee and reimburse it for certain legal expenses incurred in relation to the amendment.  These fees were $1.5 million and will be amortized as an adjustment of interest expense over the remaining term of the Facility. As of December 31, 2009, the Company was in compliance with all of the financial covenants required by Facility A.

The occurrence of events that significantly compromise the Company’s financial, economic, asset, or operating situation and significantly compromise the Company’s ability to ensure prompt and regular repayment of Facility A allow UniCredit to accelerate repayment of Facility A.  The Company deems the foregoing provision of Facility A to be a subjective acceleration clause and has assessed the likelihood of whether or not it will be exercised.  While the Company does not presently expect UniCredit to exercise its rights under this clause within the next twelve months, there can be no assurance that UniCredit will not exercise its acceleration rights.  There are also provisions under Facility A which require the Company’s continued listing on a stock exchange or regulated stock market existing in the United States The Company’s listing on the OTC Bulletin Board complies with the covenants under Facility A.

The approximate combined fair value of Facility A and Facility B, based upon a discount rate present value technique (an income approach), as of December 31, 2009, is $111 million.

Vishay Loan

In the second quarter of fiscal year 2009, the Company sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay Intertechnology, Inc. (“Vishay”). The Company received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets. At the same time, the Company entered into a three-year term loan agreement for $15.0 million and a security agreement with Vishay. The loan carries an interest rate of LIBOR plus 4% which is payable monthly. The entire principal amount of $15.0 million matures on September 15, 2011 and can be prepaid without penalty. Pursuant to the security agreement, the loan is secured by certain accounts receivable of the Company. The approximate fair value of this loan, based on a discount rate present value technique (an income approach), as of December 31, 2009 is $14 million.

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

Tantalum

Tantalum operates in five manufacturing sites in the United States, Mexico, China, and Portugal. This business group produces tantalum and aluminum polymer capacitors. The business group also maintains a product innovation center in the United States.  Tantalum products are sold in all regions of the world.

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

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and total assets as well as sales by region for the quarter and nine month periods ended December 31, 2009 and 2008 and total assets as of December 31, 2009 and March 31, 2009 (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net sales:
Tantalum	$93,833	$91,685	$248,188	$306,904
Ceramic	45,837	39,646	119,783	145,364
Film and Electrolytic	60,253	59,348	155,384	216,074
	$199,923	$190,679	$523,355	$668,342

Operating income (loss) (1)(2)(3):
Tantalum	$9,598	$4,189	$17,730	$(969)
Ceramic	7,584	(1,459)	14,493	(94,906)
Film and Electrolytic	(10,946)	(10,921)	(31,375)	(172,425)
	$6,236	$(8,191)	$848	$(268,300)

Depreciation and amortization expenses:
Tantalum	$7,848	$7,351	$22,411	$23,300
Ceramic	2,173	1,880	6,790	8,594
Film and Electrolytic	3,680	3,022	9,990	10,719
	$13,701	$12,253	$39,191	$42,613

Sales by region:
North and South America (Americas)	$49,567	$48,588	$129,064	$160,589
Europe, Middle East, Africa (EMEA)	74,241	72,222	189,315	267,874
Asia and Pacific Rim (APAC)	76,115	69,869	204,976	239,879
	$199,923	$190,679	$523,355	$668,342

	December 31, 2009	March 31, 2009
Total assets:
Tantalum	$389,318	$357,075
Ceramic	166,877	155,558
Film and Electrolytic	187,501	201,518
	$743,696	$714,151

(1) Restructuring charges included in Operating income (loss) were as follows:

	Quarters Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Total restructuring:
Tantalum	$1,128	$1,254	$1,236	$10,965
Ceramic	169	714	220	7,027
Film and Electrolytic	25	2,604	1,133	11,587
	$1,322	$4,572	$2,589	$29,579

(2) Impairment charges and write downs included in Operating income (loss) were as follows:

	Quarters Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Impairment charges and write downs:
Tantalum	$656	$—	$656	$25,605
Ceramic	—	—	—	76,346
Film and Electrolytic	—	—	—	137,531
	$656	$—	$656	$239,482

(3) Net (gain) loss on sales and disposals of assets included in Operating income (loss) was:

	Quarters Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net (gain) loss on sales and disposal of assets:
Tantalum	$120	$1,336	$275	$(27,098)
Ceramic	80	652	183	780
Film and Electrolytic	40	(934)	40	(918)
	$240	$1,054	$498	$(27,236)

Note 4. Restructuring Charges

In fiscal year 2010, the Company initiated the first phase of a restructuring plan to reduce costs in Film and Electrolytic and to reduce overhead within the Company as a whole.  Restructuring expense in the third fiscal quarter ended December 31, 2009 relates to this new plan and relate to a headcount reduction of 32 employees in Portugal.  In addition to the headcount reduction in Portugal, management incurred charges related to the relocation of equipment from Portugal to Mexico.  Machinery not used for production in Portugal and not relocated to Mexico will be disposed of and as such the Company recorded an impairment charge of $0.7 million to write down the equipment to scrap value.  Overall, the Company incurred charges of $0.4 million related to the relocation of equipment to Mexico from Portugal and various other locations.  The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations, and eliminating unnecessary costs throughout the Company.  The remaining phases of the plan have not been finalized; accordingly, management cannot estimate the full cost of the restructuring plan.

Restructuring charges of $1.3 million were incurred in the second quarter of fiscal year 2010 which were primarily comprised of a headcount reduction of 57 employees in Finland.  The Company expects the Film and Electrolytic restructuring plan to take approximately two years to complete.

Restructuring payments in the nine months ended December 31, 2009 primarily relate to a plan that was initiated in the second quarter of fiscal year 2009 to reduce the workforce in the Film and Electrolytic operations in the United Kingdom and France and to agreements with the labor unions representing employees at the Company’s facilities in Italy.   Restructuring expenses related to this plan were incurred in fiscal year 2009.  The labor unions agreements allowed the Company to place up to 260 workers, on a rotation basis, on the Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan to save labor costs.  CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay a portion of their wages for a certain period of time, for a maximum of 36 months.  The employees who are in CIGS are not working, but are still employed by the Company.  Only employees that are not classified as management or executive level personnel can participate in the CIGS program.  Upon termination of the plan, the affected employees return to work.  Total expenses incurred related to this plan were $5.2 million; restructuring charges of $3.2 million remain as a liability on the Condensed Consolidated Balance Sheets at December 31, 2009.

In addition to these two plans, the Company has initiated several restructuring programs over the past several fiscal years in order to reduce costs, remove excess capacity, and make the Company more competitive on a worldwide basis.  Since the goals of each of these restructuring programs fall into one of the rationales listed above, the Company has elected to disclose the quarterly impact of total restructuring rather than by each restructuring program.

A reconciliation of the beginning and ending liability balances for restructuring for the quarter and nine month periods ended December 31, 2009 and 2008 are shown below (amounts in thousands):

	Quarter Ended December 31, 2009		Quarter Ended December 31, 2008
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$6,063	$—	$17,432	$—
Costs charged to expense	949	373	3,493	1,079
Costs paid or settled	(2,760)	(373)	(8,137)	(1,079)
Change in foreign exchange	(41)	—	(84)	—
End of period	$4,211	$—	$12,704	$—

	Nine Months Ended December 31, 2009		Nine Months Ended December 31, 2008
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$7,893	$—	$1,835	$—
Costs charged to expense	2,216	373	24,579	4,999
Costs paid or settled.	(6,356)	(373)	(13,502)	(4,999)
Change in foreign exchange	458	—	(208)	—
End of period	$4,211	$—	$12,704	$—

Note 5. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the quarter and nine month periods ended December 31, 2009 and 2008 includes the following components (amounts in thousands):

	Quarter Ended December 31,		Nine Months Ended December 31,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Net loss	$(1,779)	$(13,148)	$(69,764)	$(287,591)

Defined benefit postretirement plan adjustments (1)	(103)	(610)	(63)	(1,813)
Currency forward contract gain (1)	—	(139)	—	(763)
Currency translation gain (loss) (1)	(1,257)	(8,723)	7,898	(21,263)
Defined benefit pension plans	—	—	(722)	—
Total other comprehensive loss	$(3,139)	$(22,620)	$(62,651)	$(311,430)

(1) There was no significant deferred tax effect associated with comprehensive income (loss) movement due primarily to established valuation allowances.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	December 31, 2009	March 31, 2009
Foreign currency translation gain	$20,113	$12,215
Defined benefit postretirement plan adjustments	2,908	2,971
Defined benefit pension plans	(3,245)	(2,523)
Total Accumulated other comprehensive income	$19,776	$12,663

Note 6. Intangible Assets

The following table highlights the Company’s intangible assets (amounts in thousands):

	December 31, 2009		March 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Trademarks	$7,617	$—	$7,617	$—
Amortized intangibles (2-25 years)	21,287	5,520	21,447	4,970
	$28,904	$5,520	$29,064	$4,970

Note 7. Income Taxes

During the third quarter of fiscal year 2010, the net income tax benefit of $0.1 million is comprised of a $0.5 million income tax benefit related to foreign operations and $0.4 million of state income tax expense.

During the nine months ended December 31, 2009, the net income tax expense of $2.6 million is comprised of a $2.0 million income tax expense related to foreign operations and $0.6 million of state income tax expense.  The book expense for the warrants is nondeductible for U.S. income tax purposes.  The income related to the United States gain from the early extinguishment of debt did not result in any Federal regular current or deferred income tax expense due to the utilization of net operating loss carryforwards which have valuation allowances. Additionally, we recorded valuation allowances to partially offset the income tax benefit related to net operating losses in some of our foreign subsidiaries because it is considered more likely than not that these future benefits will not be realized.

During the third quarter of fiscal year 2009, the net income tax expense of $0.8 million is related primarily to income tax expense from foreign operations.

During the nine months ended December 31, 2008, the net income tax expense of $1.9 million is comprised of a $1.6 million income tax expense related to foreign operations and $0.3 million of federal and state income tax expense.  The Company’s $174.3 million goodwill impairment charge is nondeductible for income tax purposes.

Note 8. Concentrations of Risks

Sales and Credit Risk

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from the Company’s customers.  One customer, TTI, Inc. accounted for over 10% of the Company’s net sales in the nine month periods ended December 31, 2009 and 2008.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at December 31, 2009 or at March 31, 2009.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 49% of the Company’s net sales in the nine month periods ended December 31, 2009 and 2008.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

KEMET has 10,000 employees, of whom 600 are located in the United States, 5,000 are located in Mexico, 2,300 in Asia and 2,100 in Europe. We have 4,200 hourly employees in Mexico who are represented by labor unions as required by Mexican law. In addition, we have 300 employees represented by labor unions in China, 600 employees represented by labor unions in Indonesia, 200 employees represented by labor unions in Finland, 300 employees represented by labor unions in Portugal, 100 employees represented by labor unions in Sweden, 900 employees represented by labor unions in Italy, and 300 employees represented by labor unions in Bulgaria. For the current fiscal year to date, we have not experienced any major work stoppages. Our labor costs in Mexico, China, Indonesia, and various locations in Europe are denominated in the local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

Note 9. Stock-based Compensation

2010/2011 LTIP

During the second quarter of fiscal year 2010, the Board of Directors of the Company approved a new long-term incentive plan (“2010/2011 LTIP”) based upon the achievement of an EBITDA target for the two year period comprised of fiscal years ending in March 2010 and 2011.  As of December 31, 2009, the Company assessed the likelihood of meeting the EBITDA financial metric and recorded an expense of $0.6 million in the third quarter of the fiscal year, based on this assessment.  The Company will continue to monitor the likelihood of whether the EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2009/2010 LTIP

During the first quarter of fiscal year 2009, the Board of Directors of the Company approved a long-term incentive plan (“2009/2010 LTIP”) based upon the achievement of an earnings per share target for the two year period comprised of fiscal years ending in March 2009 and 2010.  The Company assessed the likelihood of meeting the target financial metric and concluded that as of the third quarter of fiscal year 2010, the target would not be achieved.  Accordingly, no compensation expense was recorded during fiscal years 2010 and 2009.  The Company will continue to monitor the likelihood of whether the target financial metric will be realized and will adjust compensation expense to match expectations.  Any awards issued would vest on the measurement date of May 15, 2010.

Restricted Stock

On April 6, 2009, the Company’s Chief Executive Officer was granted 50 thousand restricted shares of the Company’s common stock.  The shares vested immediately upon grant and had a weighted-average issuance price of $0.29 per share.  Compensation expense associated with the grants was $15 thousand and is included in the line item “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations.

Stock Options

At December 31, 2009, the Company had three stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s stockholders. Collectively, these plans authorized the grant of up to 12.1 million shares of the Company’s common stock. Options issued under these plans usually vest in one or two years and expire ten years from the grant date.

On October 26, 2009 and November 16, 2009, the Company granted a total of 560,750 stock options pursuant to the 1992 Key Employee Stock Option Plan and 1995 Executive Stock Option Plan to certain key members of the management group.  These options vest on October 26, 2011 and November 16, 2011, respectively, and expire on October 26, 2019 and November 16, 2019, respectively.  The exercise prices of the stock options were not less than 100% of the value of the Company’s common shares on the date of grant.  The exercise price ranged from $1.32 to $1.49 and the grant date fair value per share ranged from $0.61 to $0.71.

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

The Company measured the fair value of these employee stock option grants at the grant dates using the Black-Scholes pricing model with the following assumptions:

	Quarter Ended December 31, 2009	Quarter Ended September 30, 2009
Assumptions:
Expected option lives	3.2 years	3.2 years
Expected volatility	66.3%	62.5%
Risk-free interest rate	3.2%	3.3%
Dividend yield	0%	0%

The compensation expense associated with stock-based compensation was $0.2 million and $0.2 million for the quarters ended December 31, 2009 and 2008, respectively and $1.8 million and $1.1 million for the nine month periods ended December 31, 2009 and 2008, respectively.  These costs were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net loss for the nine month periods ended December 31, 2009 and 2008. No tax benefit was realized from stock options exercised during the nine month periods ended December 31, 2009 and 2008.

Note 10. Reconciliation of Basic and Diluted Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS.

Computation of Basic and Diluted Income (Loss) Per Share

(Amounts in thousands, except per share data)

	Quarters Ended December 31,		Nine Months Ended December 31,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Numerator:
Net loss	$(1,779)	$(13,148)	$(69,764)	$(287,591)

Denominator:
Weighted-average shares outstanding:
Basic	80,868	80,606	80,866	80,489
Assumed conversion of Closing Warrants	—	—	—	—
Assumed conversion of employee stock options	—	—	—	—
Diluted	80,868	80,606	80,866	80,489

Net loss per share:
Basic and Diluted	$(0.02)	$(0.16)	$(0.86)	$(3.57)

Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive, were 82.2 million shares and 82.1 million shares for the quarter and nine month periods ended December 31, 2009, respectively, and 0.5 million shares and zero shares for the quarter and nine month periods ended December 31, 2008, respectively.

Note 11.  Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include eight in Europe, one in Singapore and two in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2009 and 2008 (amounts in thousands):

	Pension		Other Benefits
	Quarters Ended December 31,		Quarters Ended December 31,
	2009	2008	2009	2008
Net service cost	$226	$183	$—	$32
Interest cost	405	407	19	224
Expected return on net assets	(134)	(192)	—	—
Amortization:
Actuarial (gain) loss	42	(1)	(97)	(12)
Prior service (credit) cost	5	7	—	(594)

Total net periodic benefit (income) costs	$544	$404	$(78)	$(350)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the nine month periods ended December 31, 2009 and 2008 (amounts in thousands):

	Pension		Other Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net service cost	$677	$550	$—	$97
Interest cost	1,216	1,221	58	672
Expected return on net assets	(402)	(575)	—	—
Amortization:
Actuarial (gain) loss	126	(3)	(291)	(35)
Prior service (credit) cost	15	20	—	(1,782)

Total net periodic benefit (income) costs	$1,632	$1,213	$(233)	$(1,048)

In fiscal year 2010, the Company expects to contribute $2.5 million to the pension plans of which the Company has contributed $2.4 million as of December 31, 2009.  The Company expects to make no contributions to fund the Company’s other benefits in fiscal year 2010 as the Company’s policy is to pay benefits as costs are incurred.

Note 12. Subsequent Events

The Company has evaluated events and material transactions for potential recognition or disclosure occurring between the end of the Company’s most recent quarterly period and the time on February 3, 2010 that this Form 10-Q was filed with the SEC.

As previously announced on February 3, 2010, the Company intends to offer $275 million aggregate principal amount of its senior notes due 2018 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company intends to use the net cash proceeds from the offering to repay substantially all of its indebtedness outstanding under its existing credit facilities and to fund a tender offer (the “2010 Tender Offer”) for a portion of its outstanding Notes and to pay fees and expenses in connection with the offering and the 2010 Tender Offer.

No assurance can be given that the offering will be completed or, if completed, as to the terms on which it is completed. The offering is subject to market conditions and other customary conditions. The notes offered by the Company will not be registered under the Securities Act or any state securities laws, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements.

Also, as previously announced on February 3, 2010, the Company has commenced the 2010 Tender Offer for up to $56.1 million principal amount of its Notes. The 2010 Tender Offer will expire at 11:59 p.m., New York City time, on March 3, 2010, unless extended or earlier terminated. The 2010 Tender Offer is subject to customary terms and conditions, including, among other things, a financing condition.

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

Factors that could cause the Company’s actual results to differ materially from those anticipated in the forward-looking statements in this report include the following: (i) generally adverse economic and industry conditions, including a decline in demand for our products; (ii) the ability to maintain sufficient liquidity to realize current operating plans; (iii) the effect of receiving a going concern statement in our auditor’s report on our 2009 audited financial statements; (iv) adverse economic conditions could cause further reevaluation of the fair value of our reporting segments and the write down of long-lived assets; (v) the cost and availability of raw materials; (vi) changes in our competitive environment;  (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) the ability to successfully integrate the operations of acquired businesses; (ix) the ability to attract, train and retain effective employees and management; (x) the ability to develop innovative products to maintain customer relationships; (xi) the impact of environmental issues, laws, and regulations; (xii) our ability to finance and achieve the expected benefits of our manufacturing relocation plan or other restructuring plans; (xiii) volatility of financial and credit markets which would affect our access to capital; (xiv) increased difficulty or expense in accessing capital because of our delisting of our common stock from the New York Stock Exchange; (xv) exposure to foreign exchange gains and losses; (xvi) need to reduce costs to offset downward price trends; (xvii) potential limitation on use of net operating losses to offset possible future taxable income; (xviii) dilution as a result of a warrant held by K Equity, LLC (“K Equity”); and (xix) exercise of the warrant by K Equity may result in the existence of a controlling stockholder.

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

The global economic downturn had an adverse impact on our results of operations and liquidity in the last several quarters of fiscal year 2009.  Throughout fiscal year 2009, we took aggressive steps to offset the adverse impact of the economic downturn on our operations.  These steps included cost reduction programs, working capital initiatives and selling non-core assets.  During the first nine months of fiscal year 2010, we continued to improve our liquidity situation by executing a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the “Platinum Credit Facility”), consummating a tender offer for 53.7% of our 2.25% Convertible Senior Notes (the “Notes”), and amending our credit facilities with UniCredit Corporate Banking S.p.A. (“UniCredit”).

Platinum Credit Facility, Tender Offer and UniCredit Amendments

On May 5, 2009, we executed the Platinum Credit Facility which consists of a term loan of $37.8 million (“Platinum Term Loan”), line of credit loan (“Platinum Line of Credit Loan”) that may be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million, and a working capital loan (“Platinum Working Capital Loan”) of up to $12.5 million. Subject to the amount available to be borrowed, which is based on our book-to-bill ratio and certain terms and conditions, we may borrow, pay or repay and reborrow amounts under the Platinum Working Capital Loan.  The Platinum Term Loan could only be used to purchase Notes validly tendered pursuant to the tender offer (described below).  Additionally, funds from the Platinum Line of Credit Loan and Platinum Working Capital Loan under the Platinum Credit Facility are available to us, for limited purposes, subject to the satisfaction or waiver of certain conditions.

On June 30, 2009, we consummated a tender offer for $93.9 million in aggregate principal amount of the Notes.  As a result of the retrospective adoption effective April 1, 2009 of new guidance within ASC 470-20, Debt With Conversion and Other Options, the carrying value of the aggregate principal value of the tendered Notes was $81.0 million.  Holders of the Notes who validly tendered their Notes received $400 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment.   As a result of the consummated tender offer, on June 30, 2009, we used $37.8 million of the Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility with K Financing as amended on September 30, 2009 (the “Revised Amended and Restated Platinum Credit Facility”) to extinguish the tendered Notes.  We incurred $3.6 million in fees and expense reimbursements related to the execution of the tender offer, $4.2 million related to the execution of the Platinum Credit Facility, and $1.4 million related to the amendments to the UniCredit facilities.  We drew $10.0 million from the Platinum Line of Credit Loan on June 30, 2009.  Proceeds were used to pay the fees related to the tender offer, the fees related to the execution of the Platinum Credit Facility, and certain restructuring related expenses.  In addition, we will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.  This success fee has been included in “Other non-current obligations” on our Condensed Consolidated Balance Sheets as of December 31, 2009.  On September 29, 2009, we borrowed $10.0 million on the Platinum Working Capital Loan for general corporate purposes.  We currently have $2.5 million remaining availability under the Platinum Working Capital Loan based on our book-to-bill ratio calculated on December 31, 2009. The amount available to be borrowed under the Platinum Working Capital Loan is based upon the Company’s book-to-bill ratio in effect at the time of the borrowing.  In the event the Company’s book-to-bill ratio subsequently falls below the minimum level required for the amount of the then outstanding borrowing under the Platinum Working Capital Loan, the amount borrowed in excess of the amount available to be borrowed is subject to repayment.   The extinguishment of these Notes resulted in a net gain of $38.9 million included in the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the nine month period ended December 31, 2009.

The Platinum Term Loan accrues interest at an annual rate of 9% for cash payment until June 30, 2010.  At our option, after June 30, 2010, the Platinum Term Loan will accrue interest at an annual rate of 9% for cash payment, or cash and payment in-kind (“PIK”) interest at the rate of 12% per annum, with the cash portion being 5% and the PIK portion being 7%.  The Platinum Working Capital Loan and the Platinum Line of Credit Loan will accrue interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. In the event more than $8.8 million in aggregate principal amount of the Notes remain outstanding as of March 1, 2011, then the maturity date of the Platinum Term Loan, the Platinum Line of Credit Loan, and the Platinum Working Capital Loan will be accelerated to March 1, 2011.  If the aggregate principal amount of the Notes outstanding at March 1, 2011 is less than or equal to $8.8 million, the maturity date of the Platinum Term Loan will be November 15, 2012 and the maturity date for the Platinum Line of Credit Loan and the Platinum Working Capital Loan will be July 15, 2011.

The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that we maintain a minimum consolidated EBITDA, as defined in the agreement, and a minimum fixed charge coverage ratio.  In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.  On September 30, 2009, we entered into Amendment No. 2 to the Revised Amended and Restated Platinum Credit Facility (the “Amendment”).  Under the terms of the Amendment, the definition of “Test Period” under the Revised Amended and Restated Credit Facility was amended to eliminate the inclusion of our fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  As of December 31, 2009, we were in compliance with all of the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the medium-term credit facility in the original principal amount of EUR 60 million ($86.4 million) (“Facility A”) with UniCredit.  Based on our operating plans, we currently forecast that we will be in compliance with the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at March 31, 2010. Our forecast continues to anticipate a steady recovery over the next several quarters, of the principal markets and industries into which our products are sold. Our expectations in this regard are based on various information sources including industry surveys and input from various key customers. Notwithstanding our performance during the nine month period ended December 31, 2009, there can be no assurance that we will achieve our forecasted operating profit, generate adequate liquidity, or meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities for the balance of the fiscal year.

In April 2009, we also entered into amendments to our existing credit agreements with UniCredit which, among other things, modified the financial covenants under Facility A (our EUR 35 million credit facility with UniCredit (“Facility B”) does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the amortization schedules under Facility A and Facility B.  These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer. Effective as of September 30, 2009, we entered into another amendment to Facility A.  Under the terms of the amendment, the amortization schedule of Facility A was modified, including the addition of an October 1, 2009 principal installment; the definition of “Test Period” was amended to eliminate the inclusion of our fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  Additionally, under the amendment, we are prohibited from amending or entering into certain third-party loan agreements without, respectively, securing the prior written consent of, or providing prior written notice to, UniCredit.  In connection with the amendment, we simultaneously executed a fee letter in which we agreed to pay to UniCredit an amendment fee and reimburse it for certain legal expenses incurred in relation to the amendment.  These fees were $1.5 million and will be amortized as an adjustment of interest expense over the remaining term of Facility A. As of December 31, 2009, we were in compliance with all of the financial covenants required by Facility A.

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

Concurrent with the consummation of the tender offer, we issued K Financing a warrant (the “Closing Warrant”) to purchase up to 80,544,685 shares of our common stock, subject to certain adjustments, representing at the time of issuance 49.9% of our outstanding common stock on a post-Closing Warrant basis.  The Closing Warrant was subsequently transferred to K Equity. The Closing Warrant was exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 per share based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance.  The floor exercise price was reached on September 29, 2009 since the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan reached $20.0 million.  The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of our common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives.  Our evaluation of the Closing Warrant as of the date of issuance concluded that they were not indexed to our stock since the strike price was not fixed and as such were treated as a freestanding derivative liability.    On September 29, 2009, the strike price of the Closing Warrant became fixed at $0.35 per share due to the aggregate borrowings reaching $20.0 million and we assessed whether the Closing Warrant still met the definition of a derivative.  Our evaluation of the Closing Warrants as of September 29, 2009 concluded that the Closing Warrant is indexed to our stock and should be classified as a component of equity.  We valued the Closing Warrant immediately prior to the strike price becoming fixed and recorded a mark-to-market adjustment of $81.1 million through earnings.  Subsequent to the strike price becoming fixed, we reclassified the warrant liability of $112.5 million into the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets and the Closing Warrant will no longer be marked-to-market on a quarterly basis. We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Internal Revenue Code (the “Code”) although the matter is not free from doubt.  In addition, the exercise part or all of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.  If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited.

We entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with K Financing, which subsequently transferred its rights thereunder to K Equity.  Pursuant to the terms of the Investor Rights Agreement, we have, subject to certain terms and conditions, granted Board observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board.  In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights.  Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of equity securities or securities convertible into equity, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

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

As of December 31, 2009, we were in compliance with our financial covenants under the Revised Amended and Restated Platinum Credit Facility and Facility A. Based on our performance for nine month period ended December 31, 2009 and future operating plans, we currently forecast that we will be in compliance the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at March 31, 2010.  Our net sales for the first quarter of fiscal year 2010 improved by 10.4% compared to the fourth quarter of fiscal year 2009, and our net sales for the second quarter of fiscal year 2010,improved by 15.4% compared to the first quarter of fiscal year 2010.   Similarly, our net sales improved by 15.3% compared to the second quarter of fiscal year 2010.  In addition, our current financial model for fiscal year 2011 indicates that we be in compliance with the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2011.  We continue to anticipate a steady recovery, over the next several quarters, of the principal markets and industries into which our products are sold. Our expectations in this regard are based on various information sources including industry surveys and input from various key customers.  Notwithstanding our performance during the nine month period ended December 31, 2009, there can be no assurance that we will achieve our forecasted operating profit, generate adequate liquidity, or meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities for the balance of the fiscal year.

We believe that the consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities have improved our liquidity situation.  Given our cost reduction and working capital initiatives, funds from the Platinum Working Capital Loan, and the UniCredit Amendments, we estimate that our current operating plans will provide for sufficient cash to cover our liquidity requirements.  Furthermore, the generation of adequate liquidity will largely depend upon our ability to execute our current operating plans and to manage costs.  In light of the improvement we experienced in sales volume in the nine month period ended December 31, 2009, the improvement we experienced in our operating results as we began to fully benefit from our cost reduction initiatives, and the continued control we exhibit over our working capital levels, we believe we will be successful in generating adequate liquidity.

The Company intends to offer $275 million aggregate principal amount of its senior notes due 2018 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company intends to use the net cash proceeds from the offering to repay substantially all of its indebtedness outstanding under its existing credit facilities and to fund a tender offer (the “2010 Tender Offer”) for a portion of its outstanding Notes and to pay fees and expenses in connection with the offering and the 2010 Tender Offer.

No assurance can be given that the offering will be completed or, if completed, as to the terms on which it is completed. The offering is subject to market conditions and other customary conditions. The notes offered by the Company will not be registered under the Securities Act or any state securities laws, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements.

Also, as previously announced on February 3, 2010, the Company has commenced the 2010 Tender Offer for up to $56.1 million principal amount of its Notes. The 2010 Tender Offer will expire at 11:59 p.m., New York City time, on March 3, 2010, unless extended or earlier terminated. The 2010 Tender Offer is subject to customary terms and conditions, including, among other things, a financing condition.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Third Quarter of Fiscal Year 2010 with the Third Quarter of Fiscal Year 2009

The following table sets forth the operating income (loss) and certain components thereof for each of our business segments for the quarters ended December 31, 2009 and 2008, as well as the relative percentages that these amounts represent to total net sales.  The table also sets forth certain other consolidated income statement data, as well as the relative percentages that these amounts represent to total net sales (amounts in thousands except percentages):

	Quarters Ended
			December 31, 2008
	December 31, 2009		(As Adjusted)
	Amount	% to Total Net Sales	Amount	% to Total Net Sales
Net sales
Tantalum	$93,833	46.9%	$91,685	48.1%
Ceramic	45,837	22.9%	39,646	20.8%
Film and Electrolytic	60,253	30.1%	59,348	31.1%
Total	$199,923	100.0%	$190,679	100.0%

Gross margin
Tantalum	$23,701	11.9%	$18,359	9.6%
Ceramic	14,349	7.2%	6,289	3.3%
Film and Electrolytic	(1,756)	-0.9%	(476)	-0.2%
Total	36,294	18.2%	24,172	12.7%

SG&A expenses
Tantalum	9,397	4.7%	8,480	4.4%
Ceramic	4,929	2.5%	4,961	2.6%
Film and Electrolytic	7,877	3.9%	7,128	3.7%
Total	22,203	11.1%	20,569	10.8%

R&D expenses
Tantalum	2,802	1.4%	3,100	1.6%
Ceramic	1,587	0.8%	1,421	0.7%
Film and Electrolytic	1,248	0.6%	1,647	0.9%
Total	5,637	2.8%	6,168	3.2%

Restructuring charges
Tantalum	1,128	0.6%	1,254	0.7%
Ceramic	169	0.1%	714	0.4%
Film and Electrolytic	25	—	2,604	1.4%
Total	1,322	0.7%	4,572	2.4%

Write down of long-lived assets
Tantalum	656	0.3%	—	—
Total	656	0.3%	—	—

(Gain) loss on sales and disposals of assets
Tantalum	120	0.1%	1,336	0.7%
Ceramic	80	—	652	0.3%
Film and Electrolytic	40	—	(934)	-0.5%
Total	240	0.1%	1,054	0.6%

Operating income (loss)
Tantalum	9,598	4.8%	4,189	2.2%
Ceramic	7,584	3.8%	(1,459)	-0.8%
Film and Electrolytic	(10,946)	-5.5%	(10,921)	-5.7%
Total	6,236	3.1%	(8,191)	-4.3%

Other expense, net	8,108	4.1%	4,164	2.2%
Loss before income taxes	(1,872)	-0.9%	(12,355)	-6.5%
Income tax expense (benefit)	(93)	—	793	0.4%
Net loss	$(1,779)	-0.9%	$(13,148)	-6.9%

Consolidated Comparison of the Third Quarter of Fiscal Year 2010 with the Third Quarter of Fiscal Year 2009

Net sales:

Net sales for third quarter of fiscal year 2010 were $199.9 million, which represented a 4.8% increase from net sales of $190.7 million in the third quarter of fiscal year 2009.  Improving economic conditions led to higher sales in each of the quarters following the fourth quarter of fiscal year 2009 when the impact of the economic downturn had its most adverse affect on our sales and net sales declined to $136.0 million.  Net sales for the first quarter of fiscal year 2010 improved to $150.2 million, a 10.4% increase over the fourth quarter of fiscal year 2009, and our net sales improved to $173.3 million in the second quarter of fiscal year 2010, a 15.4% increase compared to first fiscal quarter of fiscal year 2010.  Similarly, our net sales further improved to $199.9 million in the third quarter of fiscal year 2010, a 15.3% increase compared to the second quarter of fiscal year 2010.  We expect this trend of improving sales to continue, albeit at a more moderate rate, in the fourth quarter of fiscal year 2010 if the global economy continues to improve.

By region, 25% of net sales for the third quarter of fiscal year 2010 were to customers in North America and South America (“the Americas”), 38% were to customers in Asia and Pacific Rim (“APAC”), and 37% were to customers in Europe, Middle East and Africa (“EMEA”).  For the third quarter of fiscal year 2009, 25% of net sales were to customers in the Americas, 37% were to customers in APAC, and 38% were to customers in EMEA.

By channel, 49% of net sales for the third quarter of fiscal year 2010 were to distribution customers, 14% were to electronic manufacturing services customers, and 37% were to original equipment manufacturing customers.  For the third quarter of fiscal year 2009, 49% of net sales were to distribution customers, 19% were to electronic manufacturing services customers, and 32% were to original equipment manufacturing customers.

Gross Margin:

Our gross margin percentage for the third quarter of fiscal year 2010 increased to 18.2% from 12.7% in the third quarter of fiscal year 2009.  Savings from several cost reduction plans that were initiated throughout fiscal year 2009 were partially responsible for the improvement.  These improvements were partially offset by a higher negative gross margin in Film and Electrolytic for the third quarter of fiscal year 2010 where further cost reductions are needed in order to offset the impact of lower volume.  In the second quarter of fiscal year 2010, we initiated a restructuring plan primarily designed to improve the operating results of Film and Electrolytic.  However, benefits from this restructuring activity will not be realized until future periods.  The plan is expected to take approximately two years to complete.  Additionally, there was an increase in sales of higher margin products which contributed to the increase in gross margin percentage.

Selling, general and administrative expenses:

Selling, general and administrative (“SG&A”) expenses were $22.2 million, or 11.1% of net sales for the third quarter of fiscal year 2010 compared to $20.6 million or 10.8% of net sales for third quarter of fiscal year 2009.  The $1.6 million increase in SG&A expenses is mainly attributable to additional incentive accruals and depreciation expense.  This increase was offset by a decrease in bad debt expense of $0.8 million when compared to the third quarter of fiscal year 2009.

Research and development:

Research and development expenses were $5.6 million or 2.8% of net sales for the third quarter of fiscal year 2010, compared to $6.2 million, or 3.2% of net sales for the third quarter of fiscal year 2009. The 8.6% decrease resulted from savings from our reduction in workforce.

Restructuring charges:

We incurred $1.3 million in restructuring charges in the third quarter of fiscal year 2010 compared to $4.6 million in restructuring charges for the same period in fiscal year 2009.  In the third quarter of fiscal year 2010, we recognized restructuring charges of $1.3 million primarily associated with a headcount reduction of 32 employees in Portugal for $0.9 million.  In addition to the headcount reduction in Portugal, we incurred $0.4 million of restructuring charges related to the relocation of equipment from various locations to Mexico.  In the third quarter of fiscal year 2009, we recognized restructuring charges of $4.6 million related to equipment relocation and the rationalization of staff and manufacturing support functions primarily in Europe, Mexico, and Asia.  Approximately 1,500 employees were affected by actions announced during the third quarter of fiscal year 2009.

Operating income (loss):

Operating income for the third quarter of fiscal year 2010 was $6.2 million compared to an operating loss of $8.2 million for the third quarter of fiscal year 2009.  Gross margin increased $12.1 million as compared to the same quarter of fiscal year 2009.  Operating expenses increased $1.1 million and restructuring charges were $3.3 million lower than the third quarter of fiscal year 2009.  In addition, write-down of long-lived assets increased by $0.7 million over the third quarter of fiscal year 2009 which was offset by a decrease in loss on sales and disposals of assets of $0.8 million over the third quarter of fiscal year 2009.

Other Expense, net:

Other expense, net increased from an expense of $4.2 million in the third quarter of fiscal year 2009 to an expense of $8.1 million in the third quarter of fiscal year 2010.  Other expense increased in the third quarter of fiscal year 2010 versus the comparable period in the prior year primarily due to an increase in foreign currency translation losses and interest expense increased by of $0.8 million in the third quarter of fiscal year 2010 compared to the corresponding period in fiscal year 2009 due to an increase in debt discount amortization.

Income Taxes:

Income tax benefit for the third quarter of fiscal year 2010 was $0.1 million compared to an income tax expense of $0.8 million for the third quarter of fiscal year 2009.  Income tax benefit for the third quarter of fiscal year 2010 is comprised of $0.5 million of tax benefit related to foreign operations, offset in part by $0.4 million of state income tax expense.  Income tax expense for the third quarter of fiscal year 2009 is comprised of $0.8 million of tax expense related to foreign operations.

Business Groups Comparison of the Third Quarter of Fiscal Year 2010 with the Third Quarter of Fiscal Year 2009

Tantalum

Net Sales:

Net sales increased 2.3% during the third quarter of fiscal year 2010, as compared to the third quarter of fiscal year 2009 while unit sales volume decreased 9.1%.  Average selling prices increased 14.9% for the third quarter of fiscal year 2010 as compared to the same quarter of fiscal year 2009 primarily due to a favorable shift in product mix, as the Polymer product line shipments represented a larger share of Tantalum revenue.  Overall, unit sales volumes were negatively affected by the decline in manganese dioxide products in the Asian market; however, the Asian market has shown significant improvement over the past two quarters.

Gross Margin:

Gross margin increased by $5.3 million during the third quarter of fiscal year 2010, as compared to the third quarter of fiscal year 2009.  Gross margin for the third quarter of fiscal year 2010 as a percent of Tantalum net sales increased to 25.3% from 20.0% in the third quarter of fiscal year 2009.  The primary contributor to the higher gross margin percentage were the cost savings initiated throughout fiscal year 2009 through reductions in headcount and other manufacturing expenses, which were realized in the third quarter of fiscal year 2010.  Additionally, there was an increase in sales of higher margin products which contributed to the increase in gross margin percentage.

Operating Income:

Operating income for the third quarter of fiscal year 2010 was $9.6 million as compared to $4.2 million in the same quarter of fiscal year 2009.  Improvements affecting the third quarter of fiscal year 2010 related primarily to the gross margin increase of $5.4 million and a decrease in the loss on sales and disposals of assets of $1.2 million.  These items were partially offset by an increase in operating expenses of $0.6 million and a write down of long-lived assets of $0.7 million.

Ceramic

Net Sales:

Net sales increased by 15.6% during the third quarter of fiscal year 2010, as compared to the third quarter of fiscal year 2009. The increase is attributable primarily to higher volumes, partially offset by lower average selling prices.  Volumes increased 24.6% during the third quarter of fiscal year 2010, as compared to the same period in fiscal year 2009 due primarily to growth in the Distribution and OEM channels.  Distribution business increased by 45.8% compared to the same period in fiscal year 2009. Automotive OEM business increased by 56.1% compared to the same period in fiscal year 2009. Average selling prices decreased by 7.2% due primarily to changes in product mix and price decreases in high capacitance/voltage (“Hi-CV”) products in Asia.

Gross Margin:

Gross margin for the third quarter of fiscal year 2010 as a percentage of Ceramic net sales increased to 31.3% from 15.9% in the third quarter of fiscal year 2009.  The improvement in gross margin can be attributed primarily to higher volumes, which led to favorable absorption of manufacturing fixed costs, and cost reductions initiated throughout fiscal year 2009.

Operating Income (Loss):

Operating income (loss) improved from an operating loss of $1.5 million in the third quarter of fiscal year 2009 to an operating income of $7.6 million in the third quarter of fiscal year 2010.  Improvements affecting the third quarter of fiscal year 2010 primarily related to the gross margin increase of $8.1 million, a decrease in the loss on sales and disposals of assets of $0.6 million, and a decrease in restructuring charges of $0.5 million.

Film and Electrolytic

Net sales:

Net sales increased 1.5% during the third quarter of fiscal year 2010, as compared to the third quarter of fiscal year 2009.  Unit sales volume was higher in the third quarter of fiscal year 2010 when compared to the same period in fiscal year 2009 while average selling prices decreased 8.4% in the third quarter of fiscal year 2010 as compared to the same quarter of fiscal year 2009.  Average selling prices declined in the third quarter of fiscal year 2010 because of a stronger mix of sales to Asia. Prices for our products are generally lower in Asia when compared to other regions of the world.

Gross Margin:

Gross margin as a percent to Film and Electrolytic net sales decreased to a negative 2.9% in the third quarter of fiscal year 2010 from a negative 0.8% in the third quarter of fiscal year 2009.  The primary contributors to the lower gross margin were a change in product mix and higher raw material obsolescence cost due to the slow European recovery.  In fiscal year 2010, we initiated a restructuring plan primarily designed to improve the operating results of Film and Electrolytic.  We expect the plan will take approximately two years to complete.

Operating (Loss):

Operating loss for the third quarter of fiscal year 2010 was $10.9 million which equaled the loss of $10.9 million in the same quarter of fiscal year 2009.  Unfavorable items in the third quarter of fiscal year 2010 were a lower gross margin of $1.3 million, higher SG&A expenses of $0.7 million and higher losses on the disposal of equipment of $1.0 million, as compared to the third quarter of fiscal year 2009.  These unfavorable items were offset by lower restructuring charges of $2.6 million and lower R&D expenses of $0.4 million, as compared to the third quarter of fiscal year 2009.

Comparison of the Nine Month Period Ended December 31, 2009 with the Nine Month Period Ended December 31, 2008

The following table sets forth the operating income (loss) and certain components thereof for each of our business segments for the nine month periods ended December 31, 2009 and 2008, as well as the relative percentages that these amounts represent to total net sales.  The table also sets forth certain other consolidated income statement data, as well as the relative percentages that these amounts represent to total net sales (amounts in thousands, except percentages):

	Nine Months Ended
	December 31, 2009		December 31, 2008 (As Adjusted)
	Amount	% to Total Net Sales	Amount	% to Total Net Sales
Net sales
Tantalum	$248,188	47.4%	$306,904	45.9%
Ceramic	119,783	22.9%	145,364	21.7%
Film and Electrolytic	155,384	29.7%	216,074	32.3%
Total	$523,355	100.0%	$668,342	100.0%

Gross margin
Tantalum	$54,050	10.3%	$48,154	7.2%
Ceramic	32,960	6.3%	12,670	1.9%
Film and Electrolytic	(5,281)	-1.0%	8,600	1.3%
Total	81,729	15.6%	69,424	10.4%

SG&A expenses
Tantalum	26,015	5.0%	28,260	4.2%
Ceramic	13,543	2.6%	16,595	2.5%
Film and Electrolytic	21,595	4.1%	27,732	4.1%
Total	61,153	11.7%	72,587	10.9%

R&D expenses
Tantalum	8,138	1.6%	11,391	1.7%
Ceramic	4,521	0.9%	6,828	1.0%
Film and Electrolytic	3,326	0.6%	5,093	0.8%
Total	15,985	3.1%	23,312	3.5%

Restructuring charges
Tantalum	1,236	0.2%	10,965	1.6%
Ceramic	220	—	7,027	1.1%
Film and Electrolytic	1,133	0.2%	11,587	1.7%
Total	2,589	0.5%	29,579	4.4%

Goodwill impairment
Tantalum	—	—	24,378	3.6%
Ceramic	—	—	12,418	1.9%
Film and Electrolytic	—	—	137,531	20.6%
Total	—	—	174,327	26.1%

Write down of long-lived assets
Tantalum	656	0.1%	1,227	0.2%
Ceramic	—	—	63,928	9.6%
Total	656	0.1%	65,155	9.7%

(Gain) loss on sales and disposals of assets
Tantalum	275	—	(27,098)	-4.1%
Ceramic	183	—	780	0.1%
Film and Electrolytic	40	—	(918)	-0.1%
Total	498	—	(27,236)	-4.1%

Operating income (loss)
Tantalum	17,730	3.4%	(969)	-0.1%
Ceramic	14,493	2.8%	(94,906)	-14.2%
Film and Electrolytic	(31,375)	-6.0%	(172,425)	-25.8%
Total	848	0.2%	(268,300)	-40.1%

Other (income) expense, net	67,963	13.0%	17,373	2.6%
Loss before income taxes	(67,115)	-12.8%	(285,673)	-42.7%
Income tax expense	2,649	0.5%	1,918	0.3%
Net loss	$(69,764)	-13.3%	$(287,591)	-43.0%

Net sales:

Net sales for the nine month period ended December 31, 2009 decreased by $145.0 million or 21.7% to $523.4 million compared to the same period in fiscal year 2009.  The weak economy adversely affected our business particularly in the first half of fiscal year 2010, as sales declined in all of our business segments when compared to the same period in fiscal year 2009.  The impact of the economic downturn seemed to have its most significant impact on our sales in the fourth quarter of fiscal year 2009, when net sales dropped to $136.0 million and we have seen a steady improvement in sales since that time.  Net sales for the first quarter of fiscal year 2010 improved to $150.2 million, a 10.4% increase over the fourth quarter of fiscal year 2009, and net sales improved to $173.3 million in the second quarter of fiscal year 2010, a 15.4% increase over the first quarter of fiscal year 2010.  Similarly, for the third quarter of fiscal year 2010, net sales improved by 15.3% compared to the second quarter of fiscal year 2010.  We expect this trend of improving sales to continue, albeit at a more moderate rate, in the fourth quarter of fiscal year 2010 if the global economy continues to improve.

By region, 25% of net sales for the nine month period ended December 31, 2009 were to customers in the Americas, 39% were to customers in APAC, and 36% were to customers in EMEA.  For the nine month period ended December 31, 2008, 24% of net sales were to customers in the Americas, 36% were to customers in APAC, and 40% were to customers in EMEA.

By channel, 47% of net sales for the nine month period ended December 31, 2009 were to distribution customers, 15% were to electronic manufacturing services customers, and 38% were to original equipment manufacturing customers.  For the nine month period ended December 31, 2008, 48% of net sales were to distribution customers, 19% were to electronic manufacturing services customers, and 33% were to original equipment manufacturing customers.

Gross Margin:

Gross margin as a percent to net sales improved to 15.6% of net sales for the nine month period ended December 31, 2009, compared to 10.4% of net sales for the nine month period ended December 31, 2008.  Cost savings from several cost reduction plans that were initiated throughout fiscal year 2009 were partially responsible for the improvement.  Additionally, we incurred costs in the nine month period ended December 31, 2008 that did not repeat in the same period in fiscal year 2010.  These included increased costs in conjunction with the relocation and start up of equipment in China and a $6.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  These improvements were offset by a negative gross margin in Film and Electrolytic for the nine month period ended December 31, 2009.  In the second quarter of fiscal year 2010, we initiated a restructuring plan designed to improve the operating performance of Film and Electrolytic.  However, benefits of this restructuring activity will not be realized until future periods.  The plan is expected to take approximately two years to complete.

Selling, General and Administrative Expenses:

SG&A expenses for the nine month period ended December 31, 2009 were $61.2 million, or 11.7% of net sales, as compared to $72.6 million, or 10.9% of net sales for the nine month period ended December 31, 2008.  The $11.4 million decrease in SG&A expenses for the nine month period ended December 31, 2009 as compared to the nine month period ended December 31, 2008 includes a decrease of $7.9 million in selling expenses attributable primarily to cost reductions resulting from our reduction in workforce, a 10% wage reduction for all salaried employees effective January 1, 2009 (where possible) and the temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0%.  Effective August 1, 2009, we reactivated our U.S. defined contribution plan match, and in Mexico and China we retracted the 10% wage reduction.  Effective October 1, 2009, we also retracted our 10% wage reduction in the U.S.  In addition, during the nine month period ended December 31, 2009 costs related to integrating our acquisitions were $4.7 million lower and bad debt expense was $0.8 million lower than the nine month period ended December 31, 2008.  In addition, during the nine month period ended December 31, 2009, the Company reduced redundant administrative expenses, primarily within Film & Electrolytic, and legal expenses.  The reduction in these costs during the nine-month period ended December 31, 2009 was partially offset by an increase of $5.9 million related to incentive accruals, information systems, and depreciation.

Research and Development Expenses:

R&D expenses for the nine month period ended December 31, 2009 were $16.0 million, or 3.1% of net sales, as compared to $23.3 million, or 3.5% of net sales for the nine month period ended December 31, 2008.  The 31.4% decrease resulted from savings from our reduction in workforce, a 10% wage reduction for all salaried employees effective January 1, 2009 (where possible) and the temporary suspension of the match in our U.S. defined contribution plan, reducing it from 6% to 0%.

Restructuring Charges:

During the nine month period ended December 31, 2009, we recognized charges of $2.2 million for reductions in workforce, associated primarily with a headcount reduction of 32 employees in Tantalum and a headcount reduction of 57 employees in Film and

Electrolytic, as well as $0.4 million related to equipment relocation.  During the nine month period ended December 31, 2008, we recognized charges of $24.6 million for reductions in workforce worldwide in each of our business groups.  These charges relate to three cost reduction plans announced during the first nine months of fiscal year 2009.  During the quarter ended December 31, 2008, we announced the reduction of approximately 1,500 manufacturing positions, representing approximately 14% of our workforce.  During the quarter ended September 30, 2008, we announced the rationalization of corporate staff and manufacturing support functions in the U.S., Europe, Mexico, and Asia.  Approximately 640 employees were affected by this action.  During the quarter ended June 30, 2008, we announced plans for workforce reductions in Film and Electrolytic.  Additionally, during the nine month period ended December 31, 2008, we incurred expenses of $5.0 million for the relocation of equipment.

Goodwill Impairment and Write Down of Long-Lived Assets:

As previously mentioned, we tested goodwill for impairment during the first and second quarters of fiscal year 2009.  Due to reduced earnings and cash flows caused by macro-economic factors, excess capacity issues and delays in integrating recently acquired businesses, we reduced our earnings forecast in conjunction with such testing.  As a result, our impairment testing for the nine month period ended December 31, 2008 led to a $174.3 million non-cash goodwill impairment charge to write off all of the carrying value of our goodwill.  We determined the business enterprise fair value by using both an income approach and a market approach.  Film and Electrolytic recorded a $137.5 million impairment charge, Tantalum recorded a $24.4 million impairment charge, and Ceramic recorded a $12.4 million impairment charge.

In addition, and partially as a result of the goodwill impairment testing, Ceramic recorded a $5.3 million impairment charge to write off all of its other intangible assets and recorded a $58.6 million impairment charge to write down its long-lived assets for the nine month period ended December 31, 2008.  Also, we closed a research and development facility located in Heidenheim, Germany that served Tantalum.  As part of this closure, we abandoned certain long-lived assets and incurred $1.2 million in impairment charges related to the abandonment for the nine month period ended December 31, 2008.

We incurred non-cash charges of $0.7 million for the write down of long-lived assets in the nine month period ended December 31, 2009.

Operating Income (Loss):

Operating income for the nine month period ended December 31, 2009 was $0.8 million, compared to an operating loss of $268.3 million for the nine month period ended December 31, 2008, an improvement of $269.1 million.  For the nine month period ended December 31, 2009, gross margin increased $12.3 million, operating expenses decreased $18.7 million and restructuring charges decreased $27.0 million compared to the nine month period ended December 31, 2008.  Additionally, we incurred non-cash charges of $239.5 million for goodwill impairment and the write down of long-lived assets in the nine month period ended December 31, 2008 compared to $0.7 million in the nine month period ended December 31, 2009.  Partially offsetting these items was the $27.2 million gain on sale of assets in the nine month period ended December 31, 2008 compared to a loss in the nine month period ended December 31, 2009 of $0.5 million.

Other (Income) Expense:

Other expense increased to $68.0 million in the nine month period ended December 31, 2009 from $17.4 million in the nine month period ended December 31, 2008.  In the nine month period ended December 31, 2009, other expense increased versus the comparable period in the prior year due primarily to an $81.1 million increase in value of the warrant and an increase of $13.5 million in foreign currency translation losses in the nine month period ended December 31, 2009 compared with the nine month period ended December 31, 2008.  This was partially offset by the gain on the early extinguishment of debt of $38.9 million we recognized in the nine month period ended December 31, 2009 as compared to a loss of $2.2 million on the early retirement of debt incurred in the nine month period ended December 31, 2008.  This fiscal year 2010 gain resulted from the consummation of a tender offer for our Notes which is discussed in further detail below in the Liquidity and Capital Resources section.  Interest expense decreased as compared to the same period in fiscal year 2009 due to a reduction in our outstanding debt.

Income Taxes:

During the nine month period ended December 31, 2009, the net income tax expense of $2.6 million is comprised of a $2.0 million tax expense related to foreign operations and $0.6 million of federal and state income tax expense.  During the nine month period ended December 31, 2008, we recognized net income tax expense of $1.9 million, comprised of a $1.6 million tax expense related to foreign operations and $0.3 million of federal and state income tax expense.

Business Groups Comparison of the Nine Month Period Ended December 31, 2009 with the Nine Month Period Ended December 31, 2008

Tantalum

Net sales:

Net sales decreased 19.1% during the nine month period ended December 31, 2009 compared to the same period of fiscal year 2009.  Unit sales volume for the nine month period ended December 31, 2009 decreased 31.3% as compared to the same nine month period in fiscal year 2009.  Average selling prices increased 17.7% for the nine month period ended December 31, 2009 as compared to the nine month period ended December 31, 2008.  Average selling prices increased due primarily to a favorable product mix shift to polymer products.  Volumes for Tantalum products continued to be very strong in Asia, where sales represented 48.5% of total tantalum revenue.

Gross Margin:

Gross margin increased by $5.9 million during the nine month period ended December 31, 2009, as compared to the nine month period ended December 31, 2008.  There was a corresponding increase in gross margin as a percentage of Tantalum net sales which increased to 21.8% during the nine month period ended December 31, 2009 from 15.7% during the same period of fiscal year 2009.  The primary contributors to the higher gross margin percentage were the cost savings initiated throughout fiscal year 2009 through reductions in headcount and other manufacturing expenses, which were realized in the nine month period ended December 31, 2009.  Additionally, there was an increase in sales of higher margin polymer and specialty products which contributed to the increase in gross margin percentage.

Operating income (loss):

Operating income for nine month period ended December 31, 2009 was $17.7 million, as compared to an operating loss of $1.0 million in the nine month period ended December 31, 2008.  The major improvements affecting the nine month period ended December 31, 2009 related to the reduction in restructuring expense of $9.7 million, no charges for goodwill impairment in the nine month period ended December 31, 2009 compared to charges of $24.4 million in the nine month period ended December 31, 2008 a reduction of $0.6 million in the write down of long-lived assets in the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008 and the reduction in operating expenses of $5.5 million related to the closure of a research and development facility located in Heidenheim, Germany, and company-wide restructuring efforts.  These improvements were partially offset by the $27.1 million gain on sale of assets in the nine month period December 31, 2008 compared to a loss on the sale of assets in the nine month period ended December 31, 2009 of $0.3 million.

Ceramic

Net sales:

Net sales decreased by 17.6% during the nine month period ended December 31, 2009, as compared to the same period of fiscal year 2009.  The decrease was attributable primarily to lower volumes, partially offset by higher average selling prices. Volumes decreased 20.5% during the nine month period ended December 31, 2009, as compared to the same period of fiscal year 2009, due primarily to the lingering effects of the global economic downturn as well as softening in the Hi-CV market in Asia and a weakening of the automotive markets in the U.S. and Europe. Average selling prices for the nine month period ended December 31, 2009 increased 3.7% due primarily to product and region mix improvements over fiscal year 2009.

Gross Margin:

Gross margin as a percentage of Ceramic net sales increased to 27.5% during the nine month period ended December 31, 2009 from 8.7% in the nine month period ended December 31, 2008.  A significant contributor to the lower gross margin in the nine month period ended December 31, 2008 was a $6.0 million lower of cost or market charge to adjust Ceramic Hi-CV inventory to its net realizable value.  Price decreases in Hi-CV products in Asia during the nine month period ended December 31, 2008 caused the net realizable value of the inventory to fall below its carrying value.  Additionally, we continue to improve our gross margin through cost reductions, product and region mix improvements and improvements in production efficiencies.

Operating income (loss):

Operating income improved from a loss of $94.9 million in the nine month period ended December 31, 2008 to an operating income of $14.5 million in the nine month period ended December 31, 2009.  The increase in operating income of $109.4 million was attributable to the $20.3 million increase in gross margin as well as the absence in the nine month period ended December 31, 2009 of charges for goodwill impairment and the write down of long-lived assets compared to charges of $76.3 million in nine month period ended December 31, 2008.  In addition, compared to the nine month period ended December 31, 2008, restructuring charges decreased by $6.8 million, operating expenses decreased $5.4 million and loss on sales and disposals of assets decreased $0.6 million for the nine month period ended December 31, 2009. The improvements in operating expenses are due to the company-wide restructuring efforts in fiscal year 2009.

Film and Electrolytic

Net Sales:

Net sales decreased 28.1% during the nine month period ended December 31, 2009 compared to the same period of fiscal year 2009.  Unit sales volume for the nine months ended December 31, 2009 decreased 33.9% as compared to the same period in fiscal year 2009.  Average selling prices decreased 9.7% for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008.  Sales volumes declined in the DC Film product line due to shrinkage in market demand in the consumer, lighting, and automotive industries.

Gross Margin:

Gross margin as a percent to Film and Electrolytic net sales decreased to negative 3.4% during the nine month period ended December 31, 2009 from 4.0% during the same period in fiscal year 2009.  The primary contributors to the lower gross margin percent were the decline in volume and average selling prices mentioned above.  The lower sales levels were not sufficient to cover fixed costs and therefore, lowered gross margin by $13.9 million in the nine months ended December 31, 2009 as compared to the same period in fiscal year 2009.  In fiscal year 2010, we initiated a restructuring plan primarily designed to improve the operating results of Film and Electrolytic.  We expect the plan will take approximately two years to complete.

Operating income:

Operating loss was $31.4 million in the nine month period ended December 31, 2009, compared to $172.4 million in the nine month period ended December 31, 2008.  The improvement in operating loss of $141.0 million was attributable primarily to the non-cash goodwill impairment charge of $137.5 million taken in the nine month period ended December 31, 2008.  Additionally, operating expenses decreased $7.9 million and restructuring charges decreased $10.5 million in the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008.  Offsetting these items was a decrease of $13.9 million in gross margin in the nine month period ended December 31, 2009, compared to the nine month period ended December 31, 2008, and higher losses on the disposal of equipment of $1.0 million in the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008.

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

On June 30, 2009, we consummated a tender offer (the “2009 Tender Offer”) for $93.9 million in aggregate principal amount of the Notes.  As a result of the retrospective adoption effective April 1, 2009 of new guidance within ASC 470-20, Debt With Conversion and Other Options, the carrying value of the aggregate principal value of the tendered Notes was $81.0 million.  Holders of Notes who validly tendered their Notes received $400 for each $1,000 principal amount of Notes purchased in the 2009 Tender Offer, plus accrued and unpaid interest to, but not including, the date of payment for the Notes accepted for payment.  As a result of the consummated tender offer, on June 30, 2009, we used $37.8 million of the Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility, to extinguish the tendered Notes.  We incurred $3.6 million in fees and expense reimbursements related to the execution of the tender offer, $4.2 million in fees and expenses related to the execution of the Platinum Credit Facility, and $1.4 million in fees and expenses related to the amendments to the UniCredit facilities.  We drew $10.0 million from the Platinum Line of Credit Loan on June 30, 2009.  Proceeds were used to pay the fees related to the tender offer, fees related to the execution of the Platinum Credit Facility and certain restructuring related expenses.  In addition, we will pay K Financing a success fee of $5.0 million, payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.  This success fee has been included in “Other non-current obligations” on our Condensed Consolidated Balance Sheets as of December 31, 2009.  On September 29, 2009, we borrowed $10.0 million on the Platinum Working Capital Loan for general corporate purposes.  We currently have $2.5 million of remaining availability under the Platinum Working Capital Loan based on our book-to-bill ratio calculated on December 31, 2009.  The amount available to be borrowed under the Platinum Working Capital Loan is based upon the Company’s book-to-bill ratio in effect at the time of the borrowing.  In the event the Company’s book-to-bill ratio subsequently falls below the minimum level required for the amount of the then outstanding borrowing under the Platinum Working Capital Loan, the amount borrowed in excess of the amount available to be borrowed is subject to repayment.  The extinguishment of these Notes resulted in a net gain of $38.9 million for the nine month period ended December 31, 2009, which is included in the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the nine month period ended December 31, 2009.

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

The Revised Amended and Restated Platinum Credit Facility contains certain financial maintenance covenants, including requirements that we maintain a minimum consolidated EBITDA, as defined in the agreement, and a minimum fixed charge coverage ratio.  In addition to the financial covenants, the Revised Amended and Restated Platinum Credit Facility also contains limitations on capital expenditures, the incurrence of indebtedness, the granting of liens, the sale of assets, sale and leaseback transactions, fundamental corporate changes, entering into investments, the payment of dividends, voluntary or optional payment and prepayment of indebtedness (including the Notes) and other limitations customary to secured credit facilities.  On September 30, 2009, we entered into an amendment to the Revised Amended and Restated Platinum Credit Facility (the “Amendment”).  Under the terms of the Amendment, the definition of “Test Period” under the Revised Amended and Restated Credit Facility was amended to eliminate the inclusion of our fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  As of December 31, 2009, we were in compliance with all of the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A.  Based on our operating plans, we currently forecast we will be in compliance with the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at March 31, 2010. In addition, our current financial model for fiscal year 2011 indicates that we will be in compliance with the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2011.  We continue to anticipate a steady recovery over the next several quarters, of the principal markets and industries into which its products are sold. Our expectations in this regard are based on various information sources including industry surveys and input from various key customers.

In April 2009, we also entered into amendments to our existing credit agreements with UniCredit which, among other things, modified the financial covenants under Facility A (Facility B does not contain any covenants, however it contains cross acceleration provisions linked to Facility A) and modified the amortization schedules under Facility A and Facility B.  These amendments to the UniCredit facilities became effective June 30, 2009 upon the consummation of the tender offer.  Effective as of September 30, 2009 we entered into another amendment to Facility A.  Under the terms of the amendment, the amortization schedule of Facility A was modified, including the addition of the October 1, 2009 principal installment; the definition of “Test Period” was amended to eliminate the inclusion of our fiscal quarter ended June 30, 2009 in the calculation of the Consolidated Fixed Charge Coverage Ratio financial covenant.  Additionally, under the amendment we are prohibited from amending or entering into certain third-party loan agreements without, respectively, securing the prior written consent of, or providing prior written notice to, UniCredit.  In connection with the amendment, we simultaneously executed a fee letter in which we agreed to pay to UniCredit an amendment fee and reimburse it for certain legal expenses incurred in relation to the amendment.  These fees were $1.5 million and will be amortized as an adjustment of interest expense over the remaining term of the Facility. As of December 31, 2009, we have exceeded all of the financial covenants required by Facility A.

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

Concurrently with the consummation of this tender offer, we issued K Financing the Closing Warrant to purchase up to 80,544,685 shares of our common stock, subject to certain adjustments, representing at the time of issuance 49.9% of our outstanding common stock on a post-Closing Warrant basis.  The Closing Warrant is exercisable at a purchase price of $0.35 per share.  The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by us under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of our common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives.  We believe it is more likely than not that the issuance of the Closing Warrant will not be deemed an ownership change for purposes of Section 382 of the Code although the matter is not free from doubt.  In addition, the exercise part or all of the Closing Warrant may give rise to an ownership change for purposes of Section 382 of the Code.  If such an ownership change is deemed to occur, the amount of our taxable income that can be offset by our net operating loss carryovers in taxable years after the ownership change will be limited.

We entered into the Investor Rights Agreement with K Financing, which subsequently transferred its rights thereunder to K Equity.  Pursuant to the terms of the Investor Rights Agreement, we have, subject to certain terms and conditions, granted Board observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board.  In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights.  Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of equity securities or securities convertible into equity, we would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Closing Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

We also entered into a Corporate Advisory Services Agreement with Platinum Advisors for a term of at least four years, pursuant to which we will pay an annual fee of $1.5 million to Platinum Advisors for certain advisory services.  In addition, the Platinum Credit Facility includes various fees totaling $700 thousand per year for administration and collateral management and we incur a fee of 1% per annum for unused capacity under the Platinum Line of Credit Loan and the Platinum Working Capital Loan.

Our 2009 annual report included disclosure and an audit opinion that expressed substantial doubt about our ability to continue as a going concern.  However, such financial statements and the condensed consolidated financial statements for the subsequent quarterly periods in fiscal year 2010 to date were prepared assuming that we will continue as a going concern.  Specifically, such financial statements and the condensed consolidated financial statements for the subsequent quarterly periods in fiscal year 2010 to date did not include any adjustments relating to the recoverability or classification of recorded assets, or the amounts or classification of liabilities that might be necessary in the event we are unable to continue as a going concern.

As of December 31, 2009, we were in compliance with our financial covenants under the Revised Amended and Restated Platinum Credit Facility and Facility A. Based on our performance for the nine month period ended December 31, 2009 (net sales for the first quarter of fiscal year 2010 improved by 10.4% compared to the fourth quarter of fiscal year 2009, for the second quarter of fiscal year 2010, net sales improved by 15.4% compared to the first quarter of fiscal year 2010 and for the third quarter of fiscal year 2010, net sales improved by 15.3% compared to the second quarter of fiscal year 2010) and future operating plans, we currently forecast that we will be in compliance with the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at March 31, 2010. In addition, our current financial model for fiscal year 2011 indicates that we will be in compliance with the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and Facility A at each of the measurement dates during fiscal year 2011.  We continue to anticipate a steady recovery, over the next several quarters, of the principal markets and industries into which its products are sold. Our expectations in this regard are based on various information sources including industry surveys and input from various key customers.  Notwithstanding our performance during the nine month period ended December 31, 2009, there can be no assurance that the Company will achieve its forecasted operating profit, generate adequate liquidity, or meet the financial covenants required by the Revised Amended and Restated Platinum Credit Facility and the UniCredit facilities for the balance of the fiscal year.

We believe that the consummation of the tender offer and execution of the Revised Amended and Restated Platinum Credit Facility and amendments to the UniCredit facilities have improved our liquidity situation.  Given our cost reduction and working capital initiatives, our anticipated use of the funds from the Platinum Working Capital Loan, and the UniCredit Amendments, we estimate that our current operating plans will provide for sufficient cash to cover liquidity requirements.  We expect to generate sufficient cash from operations to satisfy our liquidity requirements.  Furthermore, the generation of adequate liquidity will largely depend upon our ability to execute our current operating plans and to manage costs.  In light of the improvement we experienced in sales volume in the nine month period ended December 31, 2009, the improvement we experienced in our operating results as we begin to fully benefit from our cost reduction plans, and the continued control we exhibit over our working capital levels, we believe we will be successful in generating adequate liquidity.  Net sales for the first quarter of fiscal year 2010 improved by 10.4% when compared to the fourth quarter of fiscal year 2009, for the second quarter of fiscal year 2010 net sales improved by 15.4% when compared to the first quarter of fiscal year 2010 and for the third quarter of fiscal year 2010, net sales improved by 15.3% compared to the second quarter of fiscal year 2010.

The Company intends to offer $275 million aggregate principal amount of its senior notes due 2018 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company intends to use the net cash proceeds from the offering to repay substantially all of its indebtedness outstanding under its existing credit facilities and to fund a tender offer (the “2010 Tender Offer”) for a portion of its outstanding Notes and to pay fees and expenses in connection with the offering and the 2010 Tender Offer.

No assurance can be given that the offering will be completed or, if completed, as to the terms on which it is completed. The offering is subject to market conditions and other customary conditions. The notes offered by the Company will not be registered under the Securities Act or any state securities laws, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements.

Also, as previously announced on February 3, 2010, the Company has commenced the 2010 Tender Offer for up to $56.1 million principal amount of its Notes. The 2010 Tender Offer will expire at 11:59 p.m., New York City time, on March 3, 2010, unless extended or earlier terminated. The 2010 Tender Offer is subject to customary terms and conditions, including, among other things, a financing condition.

Ratio of Earnings to Fixed Charges

Under both the Platinum Credit Facility and Facility A, we are subject to achieving a ratio of earnings to fixed charges covenant of at least 1:1 and .85:1, respectively.  For the purpose of calculating the ratio of earnings to fixed charges, earnings are adjusted in accordance with the credit agreements and represent net income before income taxes, interest expense, depreciation, amortization, net restructuring activity, stock-based compensation and infrequently occurring charges. Fixed charges consist of cash payments for interest and taxes and principal payments on all indebtedness for the period.  Our ratio of earnings, reduced by capitalized expenditures, to fixed charges as of December 31, 2009 was 2.6:1.

Our cash and cash equivalents increased by $25.8 million for the nine month period ended December 31, 2009 as compared with a decrease of $56.0 million during the nine month period ended December 31, 2008.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Nine Months Ended December 31,
	2009	2008 (As Adjusted)
Cash provided by (used in) operating activities	$35,922	$(10,756)
Cash provided by (used in) investing activities	(9,088)	6,171
Cash provided by (used in) financing activities	(1,140)	(50,112)
Effect of foreign currency fluctuations on cash	76	(1,299)
Net increase (decrease) in cash and cash equivalents	$25,770	$(55,996)

Operations:

Cash flows from operations improved by $46.7 million in the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008.  We generated cash from operating assets and operating liabilities of $13.5 million as we continued to focus on controlling our working capital.  However, when compared to the nine month period ended December 31, 2008, cash generated from operating assets and liabilities decreased by $1.3 million.  The increase in cash generated from operations occurred primarily through an improvement in our operating cost structure.  This improvement was driven largely through cost savings generated by the cost reduction plans initiated throughout fiscal year 2009.  The $38.9 million gain on early extinguishment of debt and the $81.1 million increase in the warrant value were non-cash items and did not affect cash provided by operations in the nine month period ended December 31, 2009.  Similarly, two large non-cash items affected net income in the nine month period ended December 31, 2008 but did not affect cash provided by operations.  These items included goodwill impairment and the write down of long-lived assets for $239.5 million.

Investing:

Cash used in investing activities was $9.1 million for nine month period ended December 31, 2009 compared to cash provided by investing activities of $6.2 million in the nine month period ended December 31, 2008.  The primary reason for the decrease was the receipt of $34.9 million in proceeds from the sale of assets in the nine month period ended December 31, 2008 and an increase of $1.5 million in restricted cash for the nine month ended December 31, 2009 due to amounts received from the Ministry of Economy in Mexico to be utilized for salary or salary related expenses for our Mexican operations.  These decreases in cash used in investing activities were partially offset by a $20.1 million decrease in capital expenditures and a decrease of $1.0 million related to acquisitions in the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008.

Financing:

Cash used in financing activities was $1.1 million in the nine month period ended December 31, 2009 as compared to cash used in financing activities of $50.1 million in the nine month period ended December 31, 2008.

In the nine month period ended December 31, 2009, proceeds from the issuance of debt resulted primarily from the Platinum Term Loan, the Platinum Line of Credit Loan, and the Platinum Working Capital Loan.  Approximately $37.8 million in proceeds from the Platinum Term Loan were used to retire $93.9 million in aggregate principal amount of the Notes (representing 53.7% of the outstanding Notes) that were validly tendered on June 26, 2009.  Proceeds of $10.0 million from the Platinum Line of Credit Loan were used primarily to pay the fees and expenses related to execution of the tender offer.  Proceeds of $10.0 million from the Platinum Working Capital Loan will be used for general corporate purposes.  The gain on the early extinguishment of the Notes is shown on the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations.

In the nine month period ended December 31, 2009, payments of debt related primarily to retirement of the Notes discussed above as well as a principal payment on UniCredit Facility A.

The use of cash in the nine month period ended December 31, 2008 was primarily for a principal and prepayment of $60.0 million on our Senior Notes, a make-whole amount of $2.0 million and a prepayment fee of $0.2 million.  The make-whole amount and prepayment fee are shown on the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations.  Also in the nine month period ended December 31, 2008, as part of the sale of the wet tantalum capacitor assets to Vishay, we entered into a three-year term loan agreement.  The loan was for $15 million and carries an interest rate of LIBOR plus 4% which is payable monthly.  The entire principal of $15 million matures on September 15, 2011 and can be prepaid without penalty.  The loan is secured by certain accounts receivable.

Commitments

At December 31, 2009, after reflecting the amendments to UniCredit Facility A and Facility B, we had contractual obligations in the form of debt and interest payments as follows (amounts in thousands):

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1)	$294,269	$34,982	$123,561	$54,645	$81,081
Interest obligations	60,047	13,674	20,417	4,216	21,740
European social security	16,041	6,421	9,620	—	—
Pension benefits (2)	13,386	2,321	2,292	2,674	6,099
Operating lease obligations	15,674	4,960	6,623	3,246	845
Other post-retirement benefits (2)	1,297	161	320	306	510
	$400,714	$62,519	$162,833	$65,087	$110,275

(1)          Holders of the Notes have the right to require us to repurchase for cash all or a portion of the Notes on November 15, 2011, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.

(2)          Reflects expected benefit payments through 2019.

Non-GAAP Financial Measures

To complement our condensed consolidated statements of operations and cash flows, we use non-GAAP financial measures of Adjusted operating income (loss), Adjusted net income (loss) and Adjusted EBITDA.  Management believes that Adjusted operating income (loss), Adjusted net income (loss) and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors.  The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.

Adjusted operating income is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Operating income (loss)	$6,236	$(8,191)	$848	$(268,300)

Adjustments:
Restructuring expense	1,322	4,572	2,589	29,579
Goodwill impairment	—	—	—	174,327
Write down of long-lived assets	656	—	656	65,155
(Gain) loss on sale of assets	240	1,054	498	(27,236)
Cancellation of incentive plan	—	—	1,161	—
Write off of capitalized advisor fees	—	—	413	—
Inventory write downs	—	—	—	16,500
Acquisitons integration costs	—	625	—	4,711
Total adjustments	2,218	6,251	5,317	263,036

Adjusted operating income (loss)	$8,454	$(1,940)	$6,165	$(5,264)

Adjusted net income is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net loss	$(1,779)	$(13,148)	$(69,764)	$(287,591)

Adjustments:
Amortization included in interest expense	3,702	2,600	9,586	7,494
Restructuring expense	1,322	4,572	2,589	29,579
Goodwill impairment	—	—	—	174,327
Write down of long-lived assets	656	—	656	65,155
(Gain) loss on sale of assets	240	1,054	498	(27,236)
Cancellation of incentive plan	—	—	1,161	—
Write off of capitalized advisor fees	—	—	413	—
(Gain) loss on early extinguishment of debt	—	—	(38,921)	2,212
Increase in value of warrant	—	—	81,088	—
Inventory write downs	—	—	—	16,500
Acqusitions integration costs	—	625	—	4,711
Tax impact of adjustments	(143)	(106)	528	(9,474)
Total adjustments	5,777	8,745	57,598	263,268

Adjusted net income (loss)	$3,998	$(4,403)	$(12,166)	$(24,323)

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net loss	$(1,779)	$(13,148)	$(69,764)	$(287,591)

Adjustments:
Income tax expense (benefit)	(93)	793	2,649	1,918
Interest expense, net	7,420	6,571	19,597	21,467
Depreciation and amortization expense	13,700	12,253	39,191	42,613
Share-based compensation expense	160	247	1,788	1,115
Increase in value of warrant	—	—	81,088	—
Goodwill impairment	—	—	—	174,327
Write down of long-lived assets	656	—	656	65,155
(Gain) loss on disposal of assets	240	1,054	498	(27,236)
(Gain) loss on early extinguishment of debt	—	—	(38,921)	2,212
Foreign exchange transaction (gain)/loss	533	(3,783)	6,199	(7,358)
Inventory write downs	—	—	—	16,500
Acquisitions integration costs	—	625	—	4,711
Restructuring charges	1,322	4,572	2,589	29,579
Total adjustments	23,938	22,332	115,334	325,003

Adjusted EBITDA (1)	$22,159	$9,184	$45,570	$37,412

(1)   Certain prior periods have been adjusted to conform with current period presentation which is determined by management.

Adjusted operating income (loss) represents operating income (loss), excluding adjustments which are outlined in the quantitative reconciliation provided above.  Management uses Adjusted operating income (loss) to facilitate its analysis and understanding of the business operations and believes that Adjusted operating income (loss) is useful to investors because they provide a supplemental way to understand the underlying operating performance of the Company.  Adjusted operating income (loss) should not be considered as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP.

Adjusted net income (loss) represents net loss, excluding adjustments which are more specifically outlined in the quantitative reconciliation provided above.  Management uses Adjusted net loss to evaluate the Company’s operating performance and believes that Adjusted net loss is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company.  Adjusted net loss should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP.

Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization expense, adjusted to exclude restructuring charges, impairment write-downs, non-cash compensation expense, increase in value of warrant, gain on the curtailment of benefits, gain/loss on the disposal of assets, gain/loss on the early retirement of debt, foreign exchange transaction gain/loss, inventory write downs and acquisition integration costs.  We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt.  We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

We believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; depreciation and amortization are non-cash charges. The other items excluded from Adjusted EBITDA are excluded in order to better reflect our continuing operations.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments noted above.  Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these types of adjustments.  Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

Our Adjusted EBITDA measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.  Some of these limitations are:

•      it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•      it does not reflect changes in, or cash requirements for, our working capital needs;

•      it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;

•      although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and our Adjusted EBITDA measure does not reflect any cash requirements for such replacements;

•      it is not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•      it does not reflect the impact of earnings or charges resulting from matters we consider not be indicative of our ongoing operations;

•      it does not reflect limitations on or costs related to transferring earnings from our subsidiaries to us; and

•      other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.  You should compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

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

Impact of Recently Issued Accounting Standards

                In June 2009 the Financial Accounting Standards Board (“FASB”) issued guidance which established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. The ASC was effective for us in the second fiscal quarter of 2010 and superseded all existing non-SEC accounting and reporting standards.  All non-grandfathered accounting not included in the ASC will be considered non-authoritative.

There was no impact on our consolidated financial statements upon adoption.  However, this standard impacted our financial reporting as we use the new codification when referring to U.S. GAAP in our financial statements.

In May 2009, the FASB issued guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. This guidance was effective for reporting periods ending after June 15, 2009 and did not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in our financial statements. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events.

In April 2009, the FASB issued guidance which increased the frequency of fair value disclosures to a quarterly instead of an annual basis. This guidance was effective for interim and annual periods ending after June 15, 2009 or the first quarter of fiscal year 2010 for us. The adoption of this accounting guidance did not impact our results of operations or financial position.

In May 2008, the FASB issued guidance which required issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  This guidance was effective for fiscal years beginning after December 15, 2008, or fiscal year 2010 for us, and must be applied retrospectively to all periods presented.  See Note 2, “Debt, Liquidity and Capital Resources”, for discussion of the impact of our adoption of this guidance as of April 1, 2009 and the retrospective adjustment of previously reported amounts.

In September 2007, the FASB issued guidance which addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in ASC 815-10-15. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815-10-15 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). See Note 1, “Warrant Liability”, for discussion of the impact of our adoption of this guidance as of April 1, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes regarding the Company’s market risk position from the information included in the Company’s 2009 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: February 3, 2010
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