Form 10-Q
period 2010-06-30
KEMET CORP
filed 2010-08-05
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 3, 2010 was 81,135,009.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended June 30, 2010

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2010 and March 31, 2010	2

Condensed Consolidated Statements of Operations for the Quarters Ended June 30, 2010 and June 30, 2009	3

Condensed Consolidated Statements of Cash Flows for the Quarters Ended June 30, 2010 and June 30, 2009	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	37

PART II OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. [Removed and Reserved]	37

Item 5. Other Information	37

Item 6. Exhibits	38

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

(Unaudited)

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,968	$79,199
Accounts receivable, net	156,897	141,795
Inventories, net	152,387	150,508
Prepaid expenses and other	10,675	14,380
Deferred income taxes	2,260	2,129
Total current assets	388,187	388,011
Property and equipment, net of accumulated depreciation of $719,045 and $686,958 as of June 30, 2010 and March 31, 2010, respectively	301,666	319,878
Intangible assets, net	19,967	21,806
Other assets	9,201	11,266
Total assets	$719,021	$740,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,959	$17,880
Accounts payable, trade	69,363	78,829
Accrued expenses	61,142	63,606
Income taxes payable	955	1,096
Total current liabilities	136,419	161,411
Long-term debt, less current portion	267,440	231,629
Other non-current obligations	54,180	55,626
Deferred income taxes	7,335	8,023

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 88,525 shares at June 30, 2010 and March 31, 2010	885	885
Additional paid-in capital	479,363	479,115
Retained deficit	(170,888)	(150,789)
Accumulated other comprehensive income	1,216	11,990
Treasury stock, at cost (7,390 shares at June 30, 2010 and March 31, 2010)	(56,929)	(56,929)
Total stockholders’ equity	253,647	284,272

Total liabilities and stockholders’ equity	$719,021	$740,961

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,
	2010	2009
Net sales	$243,794	$150,167

Operating costs and expenses:
Cost of sales	182,886	129,661
Selling, general and administrative expenses	24,215	18,022
Research and development	6,031	4,779
Restructuring charges	1,792	—
Net loss on sales and disposals of assets	335	206
Total operating costs and expenses	215,259	152,668

Operating income (loss)	28,535	(2,501)

Other (income) expense:
Interest income	(21)	(31)
Interest expense	7,458	5,819
(Gain) loss on early extinguishment of debt	38,248	(38,921)
Other expense, net	1,674	4,512

Income (loss) before income taxes	(18,824)	26,120

Income tax expense	1,275	1,030

Net income (loss)	$(20,099)	$25,090

Net income (loss) per share:
Basic	$(0.25)	$0.31
Diluted	$(0.25)	$0.31

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Quarters Ended June 30,
	2010	2009
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$(20,099)	$25,090
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on early extinguishment of debt	38,248	(38,921)
Depreciation and amortization	14,510	12,264
Amortization of debt discount and debt issuance costs	1,924	2,564
Net loss on sales and disposals of assets	335	206
Stock-based compensation expense	149	241
Change in deferred income taxes	(65)	(390)
Change in operating assets	(23,018)	4,523
Change in operating liabilities	(7,898)	(1,946)
Other	(148)	344
Net cash provided by operating activities	3,938	3,975

Investing activities:
Capital expenditures	(6,857)	(1,387)
Net cash used in investing activities	(6,857)	(1,387)

Financing activities:
Proceeds from issuance of debt	226,975	47,873
Payments of long-term debt	(228,544)	(47,563)
Net borrowings (payments) under other credit facilities	(1,688)	(324)
Debt issuance costs	(6,593)	(4,206)
Debt extinguishment costs	(207)	(3,605)
Net cash used in financing activities	(10,057)	(7,825)
Net decrease in cash and cash equivalents	(12,976)	(5,237)
Effect of foreign currency fluctuations on cash	(255)	168
Cash and cash equivalents at beginning of fiscal period	79,199	39,204
Cash and cash equivalents at end of fiscal period	$65,968	$34,135

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2010, Form 10-K (the “Company’s 2010 Annual Report”).

Net sales and operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented in the Company’s 2010 Annual Report.

Recently Issued Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the first quarter of fiscal year 2011.

New accounting standards issued but not yet adopted

There are currently no accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Restricted Cash

A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax (“VAT”) registration in The Netherlands.  The bank guarantee is in the amount of EUR 1.5 million ($1.8 million). An interest-bearing deposit was placed with a European bank for EUR 1.7 million ($2.0 million). The deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money if a valid claim is made. The bank guarantee has no expiration date.

Restricted cash of $2.0 million and $2.2 million are included in the line item “Prepaid expenses and other” on the Condensed Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010, respectively.

Warrant Liability

Concurrent with the consummation of the tender offer as discussed in Note 2, “Debt”, the Company issued K Financing, LLC (“K Financing”) a warrant (the “Closing Warrant”) to purchase up to 80,544,685 shares of the Company’s common stock, subject to certain adjustments, representing approximately 49.9% of the Company’s outstanding common stock on a post-Closing Warrant basis. The Closing Warrant was subsequently transferred to K Equity, LLC (“K Equity”). The Closing Warrant was exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 per share based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan (as defined in Note 2, “Debt”) and the Platinum Working Capital Loan exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance. The floor exercise price was reached on September 29, 2009 when the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan (as defined in Note 2, “Debt”) reached $20.0 million. The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility (as defined in Note 2, “Debt”), by cashless exercise to the extent of appreciation in the value of the Company’s common stock above the exercise price of the Closing Warrant, or by combination of the preceding alternatives.

Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Closing Warrant issued to K Financing under the Revised Amended and Restated Platinum Credit Facility (as defined in Note 2, “Debt”) was reviewed as of June 30, 2009, the date of issuance, to determine whether it met the definition of a derivative. The Company’s evaluation of the Closing Warrant as of the date of issuance concluded that it was not indexed to the Company’s stock since the strike price was not fixed and as such was treated as a freestanding derivative liability. On September 29, 2009, the Company borrowed $10.0 million from the Platinum Working Capital Loan for general corporate purposes. As a result of this additional borrowing, the strike price of the Closing Warrant was fixed at $0.35 per share as of September 29, 2009, and the Company assessed whether the Closing Warrant still met the definition of a derivative. The Company’s evaluation of the Closing Warrant as of September 29, 2009, concluded that the Closing Warrant was indexed to the Company’s own stock and should be classified as a component of equity. The Company valued the Closing Warrant immediately prior to the strike price becoming fixed and recorded a mark-to-market adjustment of $81.1 million through earnings in the second quarter of fiscal year 2010. Subsequent to the strike price becoming fixed, the Company reclassified the warrant liability of $112.5 million into the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets and the Closing Warrant is no longer marked-to-market.

At September 30, 2009, the Company estimated the fair value of the Closing Warrant using the Black-Scholes option pricing model using the following assumptions:

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

Assets measured at fair value on a recurring basis as of June 30, 2010 and March 31, 2010 are as follows (amounts in thousands):

	Fair Value June 30,	Fair Value Measurement Using			Fair Value March 31,	Fair Value Measurement Using
	2010	Level 1	Level 2 (2)	Level 3	2010	Level 1	Level 2 (3)	Level 3
Assets:
Money markets (1)	$25,156	$25,156	$—	$—	$28,761	$28,761	$—	$—
Long-term debt	271,971	37,692	234,279	—	260,496	70,492	190,004	—

(1)          Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)          Since the 10.5% Senior Notes were issued during the first quarter of fiscal year 2011 and there has not been a significant change in the credit markets or the Company’s operations, the carrying amount approximates fair value.  For the “other” debt a discounted cash flow valuation approach was used to calculate fair value.

(3)          The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were approximately 1% for the quarters ended June 30, 2010 and 2009. The Company recognizes warranty costs when they are both probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2010	March 31, 2010
Inventories:
Raw materials and supplies	$70,683	$67,511
Work in process	58,974	61,754
Finished goods	44,428	40,099
	174,085	169,364
Inventory reserves	(21,698)	(18,856)
Total inventory	$152,387	$150,508

Land purchase

On April 28, 2010, the Company purchased land in Italy to be used as the site for a new manufacturing facility in order to consolidate our Italian operations.  In the first quarter of fiscal year 2011, the Company paid EUR 2.1 million ($2.8 million) which was included in the line item “Capital expenditures” on the Condensed Consolidated Statements of Cash Flows.  The remaining purchase price will be paid in seven equal annual payments of EUR 500 thousand ($600 thousand) beginning on April 28, 2013.

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	June 30, 2010	March 31, 2010

10.5% Senior Notes, net of discount of $2,983 as of June 30, 2010	$227,017	$—
Convertible Debt, net of discount of $3,343 and $7,861 as of June 30, 2010 and March 31, 2010, respectively	37,238	73,220
UniCredit Agreement-A (€53,201 as of March 31, 2010)	—	71,710
UniCredit Agreement-B (€33,000 as of March 31, 2010)	—	44,481
Platinum Term Loan, net of discount of $22,308 as of March 31, 2010	—	15,525
Platinum Line of Credit Loan, net of discount of $4,056 as of March 31, 2010	—	5,944
Platinum Working Capital Loan	—	10,000
Vishay	—	15,000
Other	8,144	13,629
Total debt	272,399	249,509
Current maturities	(4,959)	(17,880)
Total long-term debt	$267,440	$231,629

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2010 and 2009, is as follows (amounts in thousands):

	Quarters Ended
	June 30,
	2010	2009
Contractual interest expense	$5,534	$3,255
Amortization of debt issuance costs	429	300
Amortization of debt discount	1,495	2,264
Total interest expense	$7,458	$5,819

10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”) to several initial purchasers (the “Initial Purchasers”) represented by Banc of America Securities LLC pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Initial Purchasers subsequently sold the 10.5% Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside of the United States pursuant to Regulation S under the Securities Act.

The private placement of the 10.5% Senior Notes resulted in net proceeds to the Company of $222.2 million. The Company used a portion of the proceeds of the private placement to repay all of its outstanding indebtedness under the Company’s credit facility with K Financing, LLC, the Company’s €60 million credit facility and €35 million credit facility with UniCredit and the Company’s term loan with Vishay Intertechnology, Inc. (“Vishay”) and used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the Company’s 2.25% Convertible Senior Notes (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. The Company incurred approximately $6.6 million in costs related to the execution of this offering.  These costs are capitalized and will be amortized over the term of the 10.5% Senior Notes.

The 10.5% Senior Notes were issued pursuant to an Indenture (the “10.5% Senior Notes Indenture”), dated as of May 5, 2010, by and among the Company, the Company’s domestic restricted subsidiaries (the “Guarantors”) and Wilmington Trust Company, as trustee (the “Trustee”). The 10.5% Senior Notes will mature on May 1, 2018, and bear interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior Notes are senior obligations of the Company and will be guaranteed by each of the Guarantors and secured by a first priority lien on 51% of the capital stock of certain of the Company’s foreign restricted subsidiaries.

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

The 10.5% Senior Notes will be redeemable, in whole or in part, at any time on or after May 1, 2014, at the redemption prices specified in the 10.5% Senior Notes Indenture. At any time prior to May 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 10.5% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 110.5% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to May 1, 2014, the Company may redeem the 10.5% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 10.5% Senior Notes so redeemed, plus a “make whole” premium and together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control triggering event specified in the 10.5% Senior Notes Indenture, the Company must offer to purchase the 10.5% Senior Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The 10.5% Senior Notes Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the 10.5% Senior Notes Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. The 10.5% Senior Notes Indenture also provides for events of default with respect to the collateral, which include default in the performance of (or repudiation, disaffirmation or judgment of unenforceability or assertion of unenforceability) by the Company or a Guarantor with respect to the provision of security documents under the 10.5% Senior Notes Indenture. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the 10.5% Senior Notes Indenture. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding 10.5% Senior Notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the 10.5% Senior Notes to be due and payable.

Platinum Credit Facility

On May 5, 2009, the Company executed the Revised Amended and Restated Platinum Credit Facility with K Financing, LLC (“K Financing”), an affiliate of Platinum Equity Capital Partners II, L.P. (the “Revised Amended and Restated Platinum Credit Facility”). The Revised Amended and Restated Platinum Credit Facility consisted of a term loan of $37.8 million (“Platinum Term Loan”), a line of credit loan (“Platinum Line of Credit Loan”) that could be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million, and a working capital loan (“Platinum Working Capital Loan”) of up to $12.5 million.  The Platinum Term Loan was used to purchase $93.9 million of the Company’s Convertible Notes that are more fully described below.

On June 30, 2009, the Company drew $10.0 million from the Platinum Line of Credit Loan and used it primarily to pay the fees and expenses related to the execution of the tender offer (described below) and the execution of the Revised Amended and Restated Platinum Credit Facility.  The Company incurred $3.6 million in fees and expense reimbursements related to the execution of the tender offer, $4.2 million related to the execution of the Revised Amended and Restated Platinum Credit Facility, and $1.4 million related to the amendments of the UniCredit facilities.  On September 29, 2009, the Company borrowed $10.0 million on the Platinum Working Capital Loan for general corporate purposes.

On May 5, 2010, the Platinum Term Loan, the Platinum Line of Credit Loan, and the Platinum Working Capital Loan were extinguished.  The extinguishment of the Platinum facilities resulted in a $33.3 million loss on early extinguishment of debt. The calculation of the loss is as follows (amounts in thousands):

Reacquisition price:
Cash paid	$57,861
Success fee	5,000
62,861
Extinguished debt:
Carrying amount of debt	32,135
Carrying amount of success fee	2,001
Unamortized debt cost	(4,619)
29,517

Net loss	$(33,344)

The Platinum Term Loan accrued interest at an annual rate of 9% for cash payment.  The Platinum Working Capital Loan and the Platinum Line of Credit Loan accrued interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears.

The Company’s obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility were secured by substantially all of the Company’s assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secure obligations to an affiliate of Vishay).  As further described in the Offer to Purchase for the Convertible Notes, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools and the Company’s assets in Europe that are not pledged to either lender.  The letter of understanding also sets forth each lender’s agreement not to interfere with the other’s exercise of remedies pertaining to their respective collateral pools.

Concurrent with the consummation of the tender offer, the Company issued K Financing the Closing Warrant to purchase up to 80,544,685 shares of its common stock, subject to certain adjustments, representing at the time of issuance 49.9% of the Company’s outstanding common stock on a post-Closing Warrant basis.  The Closing Warrant was subsequently transferred to K Equity, LLC (“K Equity”).  See Note 1, “Warrant Liability” for a discussion of the accounting treatment of the Closing Warrant.

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

The Company also entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“Platinum Advisors”) for a term of the later of (i) June 30, 2013 and (ii) the termination of the Credit Facility, pursuant to which the Company paid an annual fee of $1.5 million to Platinum Advisors for certain advisory services.  In addition, the Revised Amended and Restated Platinum Credit Facility included various fees totaling $0.7 million per year for administration and collateral management, the Company incurred a fee of 1% per annum for unused capacity under the Platinum Line of Credit Loan and the Platinum Working Capital Loan and the Company paid K Financing a success fee of $5.0 million in May 2010.  This fee was payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.

At the date of issuance, the Company allocated $31.4 million of the proceeds from the issuance of the Platinum Term Loan and the draw-down on the Platinum Line of Credit Loan to warrant liability.  The Company allocated the remainder of the issuance proceeds to the Platinum Term Loan and the Platinum Line of Credit Loan ($12.0 million and $4.4 million, respectively) based upon their relative fair values.  The carrying amount of the Platinum Term Loan and the Platinum Line of Credit Loan were increased by quarterly accretion to the line item “Interest expense” on the Condensed Consolidated Statements of Operations under the effective interest method over their respective terms of approximately 3.4 years and 2.0 years.

Convertible Notes

In November 2006, the Company sold and issued its Convertible Notes which are unsecured obligations and rank equally with the Company’s existing and future unsubordinated and unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Convertible Notes, the Company entered into an indenture (the “Convertible Notes Indenture”) dated as of November 1, 2006, with Wilmington Trust Company, as trustee.

In connection with the above referenced transaction, the Company also granted the initial purchasers (“Convertible Notes Initial Purchasers”) a 30-day option to purchase up to $15.0 million aggregate principal amount of additional Convertible Notes. The Convertible Notes Initial Purchasers exercised this option on November 9, 2006, thereby resulting in the sale of an additional $15.0 million aggregate principal amount of the Convertible Notes on November 13, 2006, resulting in a total of $175.0 million aggregate principal amount of Convertible Notes issued.

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

The holder may surrender the holder’s Convertible Notes for conversion if any of the following conditions are satisfied:

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

•                  The Company makes certain significant distributions to the holders of the Common Stock; or

•                  In connection with a transaction or event constituting a “fundamental change” (as defined in the Convertible Notes Indenture).

The Company received net proceeds from the sale of the Convertible Notes of approximately $170.2 million, after deducting discounts and estimated offering expenses of approximately $4.8 million. Net proceeds from the sale were used to repurchase approximately 3.3 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Convertible Notes offering). Debt issuance costs are being amortized over a period of five years.

Issuance and transaction costs incurred at the time of the issuance of the Convertible Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the Convertible Notes, net of amortization, were $0.2 million as of June 30, 2010 and equity issuance costs were $1.3 million. The deferred tax liability and a corresponding valuation allowance adjustment in the same amount related to the Convertible Notes were $1.3 million as of June 30, 2010.

As of June 30, 2010, the remaining unamortized debt discount of the Convertible Notes will be amortized over a period of 16 months, the remaining expected term of the Convertible Notes.  The effective interest rate on the liability component is 9.1% on an annual basis.

On June 26, 2009, $93.9 million in aggregate principal amount of the Convertible Notes were validly tendered (representing 53.7% of the outstanding Convertible Notes).  As a result of the retrospective adoption effective April 1, 2009 of new guidance within ASC 470-20, “Debt With Conversion and Other Options”, the carrying value of the aggregate principal value of the tendered Convertible Notes was $81.0 million.  Holders of the Convertible Notes received $400 for each $1,000 principal amount of Convertible Notes purchased in the tender offer, plus accrued and unpaid interest up to, but not including, the date of payment for the Convertible Notes accepted for payment.  As a result of the consummated tender offer, on June 30, 2009, the Company used the $37.8 million Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Convertible Notes.  The extinguishment of these Convertible Notes resulted in a $38.9 million net gain ($0.48 per share) included in the line item

“(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the quarter ended June 30, 2009. The calculation of the gain is as follows (amounts in thousands):

Reacquisition price:
Cash paid	$37,568
Tender offer fees	3,605
41,173
Extinguished debt:
Carrying amount of debt	80,987
Unamortized debt cost	(893)
80,094

Net gain	$38,921

On May 17, 2010, $40.5 million in aggregate principal amount of the Convertible Notes was extinguished.  The extinguishment resulted in a $1.6 million loss on extinguishment of debt. The calculation of the loss is as follows (amounts in thousands):

Reacquisition price:
Cash paid	$37,867
Tender offer fees	207
38,074
Extinguished debt:
Carrying amount of debt	36,770
Unamortized debt cost	(248)
36,522

Net loss	$(1,552)

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

If the Company undergoes a “fundamental change”, holders of the Convertible Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. One occurrence creating a “fundamental change” is the Company’s common stock ceasing to be listed on the New York Stock Exchange (“NYSE”) or another national securities exchange in the United States, without then being quoted on an established automated over-the-counter trading market in the United States.  The transfer of the trading of the Company’s stock from the NYSE to the OTC Bulletin Board did not constitute a “fundamental change.” On June 22, 2010, the Company’s common stock began trading on the NYSE Amex.  As a matter of information, such listing does not constitute a “fundamental change”.

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

The estimated fair value of the Convertible Notes, based on quoted market prices as of June 30, 2010 and March 31, 2010, was approximately $37.7 million and $71 million, respectively. The Company had interest payable related to the Convertible Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $0.1 million and $0.7 million at June 30, 2010 and March 31, 2010, respectively.

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

On May 5, 2010, Facility A and Facility B were extinguished.  The extinguishment resulted in a $3.3 million loss on extinguishment of debt. The calculation of the loss is as follows (amounts in thousands):

Reacquisition price:
Cash paid	$104,683
Extinguished debt:
Carrying amount of debt	104,674
Unamortized debt cost	(3,343)
101,331

Net loss	$(3,352)

Material terms and conditions of Facility A were as follows:

(i)	Interest Rate:	Floating at six-month EURIBOR plus 2.5%
(ii)	Structure:	Secured with Italian real property, certain European accounts receivable and shares of two of the Company’s Italian subsidiaries

Material terms and conditions of Facility B were as follows:

(i)	Interest Rate:	Floating at six-month EURIBOR plus 2.5%
(ii)	Structure:	Unsecured

Effective as of September 30, 2009, the Company entered into an amendment to Facility A.  Under the terms of the amendment, the amortization schedule of Facility A was modified, including the addition of an October 1, 2009 principal installment. In connection with the amendment, the Company simultaneously executed a fee letter in which it agreed to pay to UniCredit an amendment fee and reimburse it for certain legal expenses incurred in relation to the amendment.  These fees were $1.5 million and were amortized as an adjustment of interest expense over the term of the Facility, the remaining balance at the time of extinguishment was included in the calculation of the loss on extinguishment of debt.

Vishay Loan

In the second quarter of fiscal year 2009, the Company sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay. The Company received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets. Concurrently, the Company entered into a three-year term loan agreement for $15.0 million and a security agreement with Vishay. The loan carried an interest rate of LIBOR plus 4% which was payable monthly. Pursuant to the security agreement, the loan was secured by certain accounts receivable of the Company. On May 5, 2010, the Vishay loan was extinguished.

Note 3. Segment and Geographic Information

The Company is organized into three business groups: the Tantalum Business Group (“Tantalum”), the Ceramic Business Group (“Ceramic”), and the Film and Electrolytic Business Group (“Film and Electrolytic”). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business group’s respective budgeted net sales. In addition, all corporate costs are allocated to the business groups based on the business group’s respective budgeted net sales.

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

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters ended June 30, 2010 and 2009 and total assets as of June 30, 2010 and March 31, 2010 (amounts in thousands):

	Quarters Ended June 30,
	2010	2009
Net sales:
Tantalum	$113,568	$72,368
Ceramic	54,324	32,948
Film and Electrolytic	75,902	44,851
	$243,794	$150,167

Operating income (loss) (1)(2):
Tantalum	$17,506	$3,802
Ceramic	11,030	2,448
Film and Electrolytic	(1)	(8,751)
	$28,535	$(2,501)

Depreciation and amortization expenses:
Tantalum	$8,318	$7,225
Ceramic	2,269	2,412
Film and Electrolytic	3,923	2,627
	$14,510	$12,264

Sales by region:
North and South America (Americas)	$56,786	$36,122
Europe, Middle East, Africa (EMEA)	86,372	54,667
Asia and Pacific Rim (APAC)	100,636	59,378
	$243,794	$150,167

	June 30, 2010	March 31, 2010
Total assets:
Tantalum	$351,476	$378,344
Ceramic	158,807	169,564
Film and Electrolytic	208,738	193,053
	$719,021	$740,961

(1) Restructuring charges included in Operating income (loss) were as follows:

	Quarters Ended June 30,
	2010	2009
Total restructuring:
Tantalum	$457	$—
Ceramic	94	—
Film and Electrolytic	1,241	—
	$1,792	$—

(2) Net loss on sales and disposals of assets included in Operating income (loss) was:

	Quarters Ended June 30,
	2010	2009
Loss on sales and disposals of assets:
Tantalum	$106	$124
Ceramic	23	82
Film and Electrolytic	206	—
	$335	$206

Note 4. Restructuring Charges

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended June 30, 2010 and 2009, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2010	2009
Manufacturing relocation costs	$1,438	$—
Personnel reduction costs	354	—
Restructuring charges	$1,792	$—

Quarter Ended June 30, 2010

In fiscal year 2010, the Company initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole.  Restructuring charges in the first quarter of fiscal year 2011 relate to this new plan and are primarily comprised of manufacturing relocation costs of $1.4 million for relocation of equipment from various plants to Mexico.  In addition, the Company incurred $0.4 million in personnel reduction costs due primarily to headcount reductions within Film and Electrolytic.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets were as follows (amounts in thousands):

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$8,398	$—	$7,893	$—
Costs charged to expense	354	1,438	—	—
Costs paid or settled	(1,490)	(1,438)	(2,279)	—
Change in foreign exchange	(566)	—	323	—
End of period	$6,696	$—	$5,937	$—

Note 5. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the quarter ended June 30, 2010 and 2009 includes the following components (amounts in thousands):

	Quarter Ended June 30,
	2010	2009
Net income (loss)	$(20,099)	$25,090

Amortization of postretirement benefit plan	(75)	(87)
Amortization of defined benefit pension plans	75	—
Currency translation gain (1)	10,774	6,508
Total net income (loss) and other comprehensive income (loss)	$(9,325)	$31,511

(1) Due primarily to established valuation allowances, there was no significant deferred tax effect associated with the Accumulated other comprehensive income movement.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	June 30, 2010	March 31, 2010
Foreign currency translation gain	$3,419	$14,192
Defined benefit postretirement plan adjustments	2,335	2,411
Defined benefit pension plans	(4,538)	(4,613)
Total Accumulated other comprehensive income	$1,216	$11,990

Note 6. Intangible Assets

The following table highlights the Company’s intangible assets (amounts in thousands):

	June 30, 2010		March 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite Lived Intangibles:
Trademarks	$7,617	$—	$7,617	$—

Amortized Intangibles:
Customer relationships, patents and other (3-18 years)	18,331	5,981	18,911	4,722

	$25,948	$5,981	$26,528	$4,722

The Company completed its annual impairment test on the indefinite lived intangible assets in the first quarter of fiscal year 2011 and concluded no impairment existed.

Note 7. Income Taxes

During the first quarter of fiscal year 2011, the net income tax expense of $1.3 million is comprised of a $1.2 million income tax expense related to foreign operations and $0.1 million of state income tax expense.  No federal tax benefit was recognized from the loss on early extinguishment of debt due to the Company’s position regarding its valuation allowances.  The $1.2 million foreign income tax expense includes a $0.4 million tax expense as a result of a tax law change in Portugal.

During the first quarter of fiscal year 2010, the net income tax expense of $1.0 million was comprised of $0.9 million of income tax expense from foreign operations and $0.1 million of state income tax expense.

Note 8. Concentrations of Risks

Sales and Credit Risk

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  One customer, TTI, Inc. accounted for over 10% of the Company’s net sales in the three month periods ended June 30, 2010 and 2009.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at June 30, 2010 or at March 31, 2010.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 51% and 46% of the Company’s net sales in the three month periods ended June 30, 2010 and 2009, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

KEMET has 10,700 employees, of whom 500 are located in the United States, 5,600 are located in Mexico, 2,600 in Asia and 2,000 in Europe.  The number of employees represented by labor organizations at KEMET locations in each of the following countries are:  4,600 hourly employees in Mexico as required by Mexican law, 820 employees in the three Italian plants, 520 employees in the Batam, Indonesia plant, 350 employees in the Evora, Portugal plant, 310 employees in the Anting, China plant, 280 employees in the Kyustendil, Bulgaria plant, 190 employees in the Suomussalmi, Finland plant and 80 employees in our Swedish locations.  For fiscal year 2010 and the current fiscal year to date, we have not experienced any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

Note 9. Stock-based Compensation

Stock Options

At June 30, 2010, the Company had three stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s stockholders. Collectively, these plans authorized the grant of up to 12.1 million shares of the Company’s common stock. Options issued under these plans usually vest in one or two years and expire ten years from the grant date.  Stock options granted to the Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015.

The compensation expense associated with stock-based compensation of $111 thousand and $180 thousand for the quarters ended June 30, 2010 and 2009, respectively was recorded in the line item “Selling, general and administrative expense” on the Condensed Consolidated Statements of Operations. The compensation expense associated with stock-based compensation of $38 thousand and $61 thousand for the quarters ended June 30, 2010 and 2009, respectively was recorded in the line item “Cost of sales” on the Condensed Consolidated Statements of Operations.

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for the quarters ended June 30, 2010 and 2009. No stock options were exercised during the quarters ended June 30, 2010 and 2009.

Restricted Stock

The Company grants shares of its common stock as restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015. The contractual term on restricted stock is indefinite. As of June 30, 2010, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $0.3 million. The expense is to be recognized over the respective vesting periods.

2011/2012 LTIP

During the first quarter of fiscal year 2011, the Board of Directors of the Company approved a new long-term incentive plan (“2011/2012 LTIP”) based upon the achievement of an EBITDA target for the two-year period comprised of fiscal years ending in March 2011 and 2012.  At the time of the award, participants will receive at least 10% of the award, in restricted shares of the Company’s common stock; and the remainder will be realized in cash.  As of June 30, 2010, the Company assessed the likelihood of meeting the EBITDA financial metric and recorded an expense of $0.9 million in the first quarter of fiscal year 2011, based on this assessment.  The Company will continue to monitor the likelihood of whether the EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2010/2011 LTIP

During the second quarter of fiscal year 2010, the Board of Directors of the Company approved a long-term incentive plan (“2010/2011 LTIP”) based upon the achievement of an EBITDA target for the two-year period comprised of fiscal years ending in March 2010 and 2011.  At the time of the award and at the sole discretion of the Compensation Committee, participants may receive up to 15% of the award as restricted shares of the Company’s common stock, and the remainder of the award will be realized in cash.  As of June 30, 2010, the Company assessed the likelihood of meeting the EBITDA financial metric and recorded an expense of $1.4 million in the first quarter of the fiscal year 2011, based on this assessment.  In total, the Company has accrued $3.6 million based upon this assessment. The Company will continue to monitor the likelihood of whether the EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

Note 10. Reconciliation of Basic and Diluted Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS.

	Computation of Basic and Diluted Income (Loss) Per Share (Amounts in thousands, except per share data)
	Quarters Ended June 30,
	2010	2009
Numerator:
Net income (loss)	$(20,099)	$25,090

Denominator:
Weighted-average shares outstanding:
Basic	81,135	80,864
Assumed conversion of employee stock options	—	3
Assumed conversion of Closing Warrant	—	51
Diluted	81,135	80,918

Net income (loss) per share:
Basic	$(0.25)	$0.31
Diluted	$(0.25)	$0.31

Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive, were 66.7 million shares related to the potential conversion of the Closing Warrant and 1.1 million shares related to the potential conversion of employee stock options for the quarter ended June 30, 2010.

Note 11.  Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include seven in Europe, one in Singapore and two in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2010 and 2009 (amounts in thousands):

	Pension		Other Benefits
	Quarters Ended June 30,		Quarters Ended June 30,
	2010	2009	2010	2009
Net service cost	$266	$226	$—	$—
Interest cost	457	405	16	22
Expected return on net assets	(164)	(134)	—	—
Amortization:
Actuarial (gain) loss	31	42	(79)	(87)
Prior service cost	5	5	—	—

Total net periodic benefit (income) costs	$595	$544	$(63)	$(65)

In fiscal year 2011, the Company expects to contribute $2.8 million to the pension plans of which the Company has contributed $0.2 million as of June 30, 2010.  The Company expects to make no contributions to fund the Company’s other benefits in fiscal year 2011 as the Company’s policy is to pay benefits as costs are incurred.

Note 12. Financials of Guarantors

The Company’s 10.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned domestic subsidiaries (“Guarantors”) and secured by a first priority lien on 51% of the capital stock of certain of our foreign restricted subsidiaries (“Non-Guarantor”).  Management has determined that separate complete financials statements of the Guarantors would not be material to users of the financial statements.

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet

June 30, 2010

(Amounts in thousands)

(Unaudited)

		Guarantor	Non-Guarantor	Reclassifications
	Parent	Subsidiaries	Subsidiaries	and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,288	$44,825	$14,855	$—	$65,968
Accounts receivable, net	—	51,348	105,549	—	156,897
Intercompany receivable	202,643	51,129	90,852	(344,624)	—
Inventories, net	—	90,864	67,634	(6,111)	152,387
Prepaid expenses and other	350	7,239	4,738	(1,652)	10,675
Deferred income taxes	—	(540)	2,590	210	2,260
Total current assets	209,281	244,865	286,218	(352,177)	388,187
Property and equipment, net	147	85,295	216,224	—	301,666
Investments in subsidiaries	231,546	329,678	52,844	(614,068)	—
Intangible assets, net	—	9,371	10,596	—	19,967
Other assets	6,647	1,727	1,108	(281)	9,201
Long-term intercompany receivable	72,752	82,319	—	(155,071)	—
Total assets	$520,373	$753,255	$566,990	$(1,121,597)	$719,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$4,959	$—	$4,959
Accounts payable, trade	—	26,551	42,812	—	69,363
Intercompany payable	—	280,899	71,326	(352,225)	—
Accrued expenses	3,683	16,440	40,577	442	61,142
Income taxes payable	(1,212)	1,282	989	(104)	955
Total current liabilities	2,471	325,172	160,663	(351,887)	136,419
Long-term debt, less current portion	264,255	—	3,185	—	267,440
Other non-current obligations	—	4,071	50,109	—	54,180
Deferred income taxes	—	168	10,350	(3,183)	7,335
Long-term intercompany payable	—	72,752	82,319	(155,071)	—
Stockholders’ equity	253,647	351,092	260,364	(611,456)	253,647
Total liabilities and stockholders’ equity	$520,373	$753,255	$566,990	$(1,121,597)	$719,021

Condensed Consolidating Balance Sheet

March 31, 2010

(Amounts in thousands)

(Unaudited)

		Guarantor	Non-Guarantor	Reclassifications
	Parent	Subsidiaries	Subsidiaries	and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,602	$54,707	$12,890	$—	$79,199
Accounts receivable, net	—	48,797	92,998	—	141,795
Intercompany receivable	168,703	41,674	76,052	(286,429)	—
Inventories, net	—	85,603	71,625	(6,720)	150,508
Prepaid expenses and other	775	8,163	7,000	(1,558)	14,380
Deferred income taxes	42	(1,067)	2,806	348	2,129
Total current assets	181,122	237,877	263,371	(294,359)	388,011
Property and equipment, net	158	88,155	231,565	—	319,878
Investments in subsidiaries	233,503	329,604	52,918	(616,025)	—
Intangible assets, net	—	9,615	12,191	—	21,806
Other assets	8,686	1,725	1,652	(797)	11,266
Long-term intercompany receivable	85,576	90,861	—	(176,437)	—
Total assets	$509,045	$757,837	$561,697	$(1,087,618)	$740,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,386	$—	$7,494	$—	$17,880
Accounts payable, trade	—	27,383	51,446	—	78,829
Intercompany payable	—	245,289	50,109	(295,398)	—
Accrued expenses	4,551	19,770	39,285	—	63,606
Income taxes payable	(701)	548	1,098	151	1,096
Total current liabilities	14,236	292,990	149,432	(295,247)	161,411
Long-term debt, less current portion	210,495	15,000	6,134	—	231,629
Other non-current obligations	—	5,383	50,243	—	55,626
Deferred income taxes	42	(387)	11,659	(3,291)	8,023
Long-term intercompany payable	—	85,576	90,861	(176,437)	—
Stockholders’ equity	284,272	359,275	253,368	(612,643)	284,272
Total liabilities and stockholders’ equity	$509,045	$757,837	$561,697	$(1,087,618)	$740,961

Condensed Consolidating Statements of Operations

For the Quarter Ended June 30, 2010

(Amounts in thousands)

(Unaudited)

		Guarantor	Non-Guarantor	Reclassifications
	Parent	Subsidiaries	Subsidiaries	and Eliminations	Consolidated
Net sales	$—	$229,189	$248,179	$(233,574)	$243,794

Operating costs and expenses:
Cost of sales	—	181,304	224,808	(223,226)	182,886
Selling, general and administrative expenses	8,689	13,268	12,409	(10,151)	24,215
Research and development	—	4,322	1,709	—	6,031
Restructuring charges	—	1,532	260	—	1,792
Net loss on sales and disposals of assets	—	24	311	—	335
Total operating costs and expenses	8,689	200,450	239,497	(233,377)	215,259

Operating income (loss)	(8,689)	28,739	8,682	(197)	28,535

Other (income) expense, net	42,683	9,203	(4,298)	(229)	47,359
Equity in subsidiaries	(31,273)	—	—	31,273	—
Income (loss) before income taxes	(20,099)	19,536	12,980	(31,241)	(18,824)

Income tax expense	—	67	1,176	32	1,275

Net income (loss)	$(20,099)	$19,469	$11,804	$(31,273)	$(20,099)

Condensed Consolidating Statements of Operations

For the Quarter Ended June 30, 2009

(Amounts in thousands)

(Unaudited)

		Guarantor	Non-Guarantor	Reclassifications
	Parent	Subsidiaries	Subsidiaries	and Eliminations	Consolidated
Net sales	$—	$147,261	$154,054	$(151,148)	$150,167

Operating costs and expenses:
Cost of sales	—	125,276	147,725	(143,340)	129,661
Selling, general and administrative expenses	6,316	10,231	9,577	(8,102)	18,022
Research and development	—	3,787	992	—	4,779
Net loss on sales and disposals of assets	—	205	1	—	206
Total operating costs and expenses	6,316	139,499	158,295	(151,442)	152,668

Operating income (loss)	(6,316)	7,762	(4,241)	294	(2,501)

Other (income) expense, net	(39,689)	6,688	4,353	27	(28,621)
Equity in subsidiaries	8,183	—	—	(8,183)	—
Income (loss) before income taxes	25,190	1,074	(8,594)	8,450	26,120

Income tax expense	100	72	591	267	1,030

Net income (loss)	$25,090	$1,002	$(9,185)	$8,183	$25,090

Condensed Consolidating Statements of Cash Flows

For the Quarter Ended June 30, 2010

(Amounts in thousands)

(Unaudited)

		Guarantor	Non-Guarantor	Reclassifications
	Parent	Subsidiaries	Subsidiaries	and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(14,885)	$7,481	$11,342	$—	$3,938

Investing activities:
Capital expenditures	—	(2,363)	(4,494)	—	(6,857)
Net cash used in investing activities	—	(2,363)	(4,494)	—	(6,857)

Financing activities:
Proceeds from issuance of debt	226,975	—	—	—	226,975
Payments of long-term debt	(210,604)	(15,000)	(2,940)	—	(228,544)
Net borrowings (payments) under other credit facilities	—	—	(1,688)	—	(1,688)
Debt issuance costs	(6,593)	—	—	—	(6,593)
Debt extinguishment costs	(207)	—	—	—	(207)
Net cash provided by (used in) financing activities	9,571	(15,000)	(4,628)	—	(10,057)
Net increase (decrease) in cash and cash equivalents	(5,314)	(9,882)	2,220	—	(12,976)
Effect of foreign currency fluctuations on cash	—	—	(255)	—	(255)
Cash and cash equivalents at beginning of fiscal period	11,602	54,707	12,890	—	79,199
Cash and cash equivalents at end of fiscal period	$6,288	$44,825	$14,855	$—	$65,968

Condensed Consolidating Statements of Cash Flows

For the Quarter Ended June 30, 2009

(Amounts in thousands)

(Unaudited)

		Guarantor	Non-Guarantor	Reclassifications
	Parent	Subsidiaries	Subsidiaries	and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(4,764)	$7,068	$1,671	$—	$3,975

Investing activities:
Capital expenditures	—	(447)	(940)	—	(1,387)
Net cash used in investing activities	—	(447)	(940)	—	(1,387)

Financing activities:
Proceeds from issuance of debt	57,873	(10,000)	—	—	47,873
Payments of long-term debt	(45,285)	—	(2,278)	—	(47,563)
Net borrowings (payments) under other credit facilities	—	—	(324)	—	(324)
Debt issuance costs	(4,206)	—	—	—	(4,206)
Debt extinguishment costs	(3,605)	—	—	—	(3,605)
Net cash provided by (used in) financing activities	4,777	(10,000)	(2,602)	—	(7,825)
Net increase (decrease) in cash and cash equivalents	13	(3,379)	(1,871)	—	(5,237)
Effect of foreign currency fluctuations on cash	—	—	168	—	168
Cash and cash equivalents at beginning of fiscal period	27	25,868	13,309	—	39,204
Cash and cash equivalents at end of fiscal period	$40	$22,489	$11,606	$—	$34,135

Note 13. Subsequent Events

The Company has evaluated events and material transactions for potential recognition or disclosure occurring between the end of the Company’s most recent quarterly period and through the time that this Form 10-Q was filed with the SEC. During this period, the Company did not have any material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A of the Company’s 2010 Annual Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to the following: (i) continued uncertainty of the economy could impact the Company’s ability to realize operating plans if the demand for the Company’s products declines and could adversely affect the Company’s liquidity and ability to continue to operate; (ii) adverse economic conditions could cause further reevaluation and the write down of long-lived assets; (iii) an increase in the cost or a decrease in the availability of the Company’s principle raw materials; (iv) changes in the competitive environment of the Company; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) economic, political, or regulatory changes in the countries in which the Company operates; (vii) difficulties, delays or unexpected costs in completing the Company’s restructuring plan; (viii) the ability to attract, train and retain effective employees and management; (ix) the ability to develop innovative products to maintain customer relationships; (x) the impact of environmental issues, laws, and regulations; (xi) volatility of financial and credit markets which would affect the Company’s access to capital; (xii) exposure to foreign exchange gains and losses; (xiii) need to reduce costs to offset downward price trends; (xiv) potential limitation on use of net operating losses to offset possible future taxable income; (xv) dilution as a result of the warrant held by K Equity, LLC; and (xvi) exercise of the warrant by K Equity, LLC may result in the existence of a controlling stockholder.

Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations and could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider the above list of factors to be a complete set of all potential risks or uncertainties.

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the Company’s 2010 Annual Report.  The Company’s critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of the Company’s 2010 Annual Report.

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

Business Overview

We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum, and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2010, we shipped approximately 31 billion capacitors and in the first quarter of fiscal year 2011, we shipped approximately 10 billion capacitors. We believe the medium-to-long term demand for the various types of capacitors offered by us will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

Our Competitive Strengths

We believe our Company benefits from the following competitive strengths:

Strong Customer Relationships.  We have a large and diverse customer base. We believe that our persistent emphasis on quality control and history of performance establishes loyalty with Original Equipment Manufacturers (“OEMs”), Electronic Manufacturing Service (“EMS”) providers and distributors. Our customer base includes nearly all of the world’s major electronics OEMs (including Alcatel-Lucent USA Inc., Apple Inc., Cisco Systems, Inc., Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc. and Nokia Corporation), EMSs (including Celestica Inc., Elcoteq SE, Flextronics International LTD., Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors.

Breadth of Our Diversified Product Offering and Markets.  We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in the first quarter of fiscal year 2011. Our largest customer is a distributor, and no single end use customer accounted for more than 5% of our net sales in the first quarter of fiscal year 2011. We believe that well-balanced product, geographic and customer diversification help us mitigate some of the negative financial impact through economic cycles.

Leading Market Positions and Operating Scale.  Based on net sales, we believe that we are the largest manufacturer of tantalum capacitors in the world and one of the largest manufacturers of Direct Current Film capacitors in the world and have a significant market position in the specialty ceramic and custom wet aluminum electrolytic markets. We believe the demand for our products is growing and we are well-positioned to take advantage of that trend due to our strengths and the diversity of our product offerings.

Strong Presence in Specialty Products.  We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During the first quarter of fiscal year 2011, specialty products accounted for 30.3% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes aerospace and defense, healthcare, renewable energy, telecom infrastructure and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award will enable us to produce film and electrolytic capacitors within the United States to support alternative energy products and emerging green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market in North America and South America (“Americas”). We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

Low-Cost Production.  We believe we have some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China, and we have a growing list of customers that are based in Asia. We believe our manufacturing facilities in China have low production costs and close proximity to the large and growing Chinese market as well as the ability to increase capacity and change our product mix to meet our customers’ needs. We also believe our operations in Mexico, which are our primary production facilities supporting our North American and, to a large extent, European customers, are among the most cost efficient in the world.

Our Brand.  Founded by Union Carbide in 1919 as KEMET Laboratories, we believe that KEMET has a reputation as a high quality, efficient and affordable partner that sets our customers’ needs as the top priority. This has allowed us to successfully attract loyal clientele and enabled us to expand our operations and market share over the past few years. We believe our commitment to the needs of the industry in which we operate has differentiated us among other competitors and established us as the “Easy-To-Buy-From” company.

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

Develop Our Significant Customer Relationships and Industry Presence.  We intend to continue to be responsive to our customers’ needs and requirements and to make order entry and fulfillment easier, faster, more flexible and more reliable for our customers by focusing on building products around customers’ needs, giving decision making authority to customer-facing personnel and providing purpose-built systems and processes, such as our Easy-To-Buy-From order entry system.

Continue to Pursue Low-Cost Production Strategy.  We intend to actively pursue measures that will allow us to maintain our position as a low-cost producer of capacitors with facilities close to our customers. These measures include shifting production to low cost locations; reducing material and labor costs; developing more cost-efficient manufacturing equipment and processes; designing manufacturing plants for more efficient production; and reducing work-in-process (“WIP”) inventory by building products from start to finish in one factory. Additionally, we intend to continue to implement Lean and Six Sigma methods to drive towards zero product defects so that quality remains a given in the minds of our customers. Between August 2008 and January 2009, we implemented rationalization plans which have resulted in an annual savings of approximately $45 million. In addition, we have implemented numerous cost reduction initiatives and process improvements which we believe will result in meaningful savings from (i) the successful renegotiation of unfavorable sourcing contracts; (ii) relocation of tantalum manufacturing to Mexico and Suzhou, China; and (iii) the integration of Evox Rifa and Arcotronics.

Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.  We continue to leverage our technological competence to introduce new products in a timely and cost efficient manner and generate an increasing portion of our sales from new and customized solutions to improve financial performance as well as to meet our customers’ varied and evolving capacitor needs. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well positioned to achieve our long-term growth targets while also improving our profitability. During the first quarter of fiscal year 2011, we introduced 1,454 new products of which 32 were first to market, and specialty products accounted for 30.3% of our revenue over this period.

Further Expand Our Broad Capacitance Capabilities.  We define ourselves as “The Capacitance Company” and strive to be the supplier of choice for all our customers’ capacitance needs across the full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research additional capacitance technologies and solutions in order to maximize the breadth of our product offerings.

Selectively Target Complementary Acquisitions.  We expect to continue to evaluate and pursue strategic acquisition opportunities, some of which may be significant in size, which would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, including those involved in other passive components that are synergistic with our customers’ technologies and current product offerings.

Promote the KEMET Brand Globally.  We are focused on promoting the KEMET brand globally by highlighting the high quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in November 2009, we received the “Outstanding Performance Award” for quality and delivery from Sanmina-SCI Corporation, a leading EMS provider.

Global Sales & Marketing Strategy.  Our motto “Think Global Act Local” describes our approach to sales and marketing. Each of our three sales regions (Americas, EMEA and APAC) has account managers, field application engineers and strategic marketing managers in the region. In addition, we also have local customer and quality-control support in each region. This organizational structure allows us to respond to the needs of our customers on a timely basis and in their native language. The regions are managed locally and report to a senior manager who is on the KEMET Leadership Team. Furthermore, this organizational structure ensures the efficient communication of our global goals and strategies and allows us to serve the language, cultural and other region-specific needs of our customers.

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

We are organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and the costs of which are allocated to the business groups. In addition, all corporate costs are allocated to the business groups.

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

Net sales for the quarter ended June 30, 2010 were $243.8 million, which is a 62.3% increase over the same quarter last fiscal year and a 14.5% increase over the prior fiscal quarter ended March 31, 2010.

On April 8, 2010, we reported that we reached an agreement with three labor unions in Italy and with the regional government in Emilia Romagna, Italy to proceed with our planned restructuring process. We intend to focus on producing specialty products in Europe and the U.S. and shift standard and commodity production to lower cost regions.

On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”) to several Initial Purchasers (the “Initial Purchasers”) represented by Banc of America Securities LLC pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Initial Purchasers subsequently sold the 10.5% Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside of the United States pursuant to Regulation S under the Securities Act.

The private placement of the 10.5% Senior Notes resulted in proceeds to us of $222.2 million. We used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under our credit facility with K Financing, LLC, our €60 million credit facility and €35 million credit facility with UniCredit and our term loan with Vishay.  We used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of our 2.25% Convertible Senior Notes (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We incurred approximately $6.6 million in costs related to the execution of the offering, and these costs are capitalized and will be amortized over the term of the 10.5% Senior Notes.

The 10.5% Senior Notes were issued pursuant to a 10.5% Senior Notes Indenture, dated as of May 5, 2010, by and among us, our Guarantors and Wilmington Trust Company, as trustee (the “Trustee”). The 10.5% Senior Notes will mature on May 1, 2018, and bear interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior Notes are our senior obligations and will be guaranteed by each of the Guarantors and secured by a first priority lien on 51% of our capital stock of certain of our foreign restricted subsidiaries.

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

The 10.5% Senior Notes will be redeemable, in whole or in part, at any time on or after May 1, 2014, at the redemption prices specified in the 10.5% Senior Notes Indenture. At any time prior to May 1, 2013, we may redeem up to 35% of the aggregate principal amount of the 10.5% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 110.5% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to May 1, 2014, we may redeem the 10.5% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 10.5% Senior Notes so redeemed, plus a “make whole” premium and together with accrued and unpaid interest, if any, to the redemption date.

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

On May 17, 2010, we consummated a tender offer to purchase $40.5 million in aggregate principal amount of our Convertible Notes. We used $37.9 million from the bond offering discussed above to extinguish the tendered notes. We incurred approximately $0.2 million in costs related to the execution of this tender offer, and these costs were included in the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations.

Registration Rights Agreement

On May 5, 2010, in connection with the private placement of the 10.5% Senior Notes, we, the Guarantors and the initial purchasers of the 10.5% Senior Notes entered into the Registration Rights Agreement. The terms of the Registration Rights Agreement require the Company and the Guarantors to (i) use their commercially reasonable efforts to file with the Securities and Exchange Commission within 210 days after the date of the initial issuance of the 10.5% Senior Notes, a registration statement with respect to an offer to exchange the 10.5% Senior Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the 10.5% Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest); (ii) use our commercially reasonable efforts to consummate such exchange offer within 270 days after the date of the initial issuance of the 10.5% Senior Notes; and (iii) in certain circumstances, file a shelf registration statement for the resale of the 10.5% Senior Notes. If we and the Guarantors fail to satisfy our registration obligations under the Registration Rights Agreement, then we will be required to pay additional interest to the holders of the 10.5% Senior Notes, up to a maximum additional interest rate of 1.0% per annum.

The foregoing description of the 10.5% Senior Notes Indenture and the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 10.5% Senior Notes Indenture and Registration Rights Agreement.

Listing

As announced on June 21, 2010, the Company’s common stock was approved for listing on the NYSE Amex. Trading commenced on the NYSE Amex on June 22, 2010 under the ticker symbol ‘KEM’ (NYSE Amex: KEM).

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the First Quarter of Fiscal Year 2011 with the First Quarter of Fiscal Year 2010

The following table sets forth the operating income (loss) and certain components thereof for each of our business segments for the quarters ended June 30, 2010 and 2009, as well as the relative percentages that these amounts represent to total net sales.  The table also sets forth certain other consolidated statement of operations data, as well as the relative percentages that these amounts represent to total net sales (amounts in thousands, except percentages):

	Quarters Ended
	June 30, 2010		June 30, 2009
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$113,568	46.6%	$72,368	48.2%
Ceramic	54,324	22.3%	32,948	21.9%
Film and Electrolytic	75,902	31.1%	44,851	29.9%
Total	$243,794	100.0%	$150,167	100.0%

Gross margin
Tantalum	$31,375	12.9%	$14,072	9.4%
Ceramic	17,961	7.4%	7,986	5.3%
Film and Electrolytic	11,572	4.7%	(1,552)	-1.0%
Total	60,908	25.0%	20,506	13.7%

SG&A expenses
Tantalum	10,328	4.2%	7,693	5.1%
Ceramic	5,442	2.2%	3,940	2.6%
Film and Electrolytic	8,445	3.5%	6,389	4.3%
Total	24,215	9.9%	18,022	12.0%

R&D expenses
Tantalum	2,978	1.2%	2,453	1.6%
Ceramic	1,372	0.6%	1,516	1.0%
Film and Electrolytic	1,681	0.7%	810	0.5%
Total	6,031	2.5%	4,779	3.2%

Restructuring charges
Tantalum	457	0.2%	—	—
Ceramic	94	—	—	—
Film and Electrolytic	1,241	0.5%	—	—
Total	1,792	0.7%	—	—

Loss on sales and disposals of assets
Tantalum	106	—	124	0.1%
Ceramic	23	—	82	0.1%
Film and Electrolytic	206	0.1%	—	—
Total	335	0.1%	206	0.1%

Operating income (loss)
Tantalum	17,506	7.2%	3,802	2.5%
Ceramic	11,030	4.5%	2,448	1.6%
Film and Electrolytic	(1)	—	(8,751)	-5.8%
Total	28,535	11.7%	(2,501)	-1.7%

Other expense (income), net	47,359	19.4%	(28,621)	-19.1%
Income (loss) before income taxes	(18,824)	-7.7%	26,120	17.4%
Income tax expense	1,275	0.5%	1,030	0.7%
Net income (loss)	$(20,099)	-8.2%	$25,090	16.7%

Consolidated Comparison of the First Quarter of Fiscal Year 2011 with the First Quarter of Fiscal Year 2010

Net Sales:

Net sales for quarter ended June 30, 2010 were $243.8 million, which represented a 62.3% increase from net sales of $150.2 million in the first quarter of fiscal year 2010 due to an improvement in business across all segments.  Net sales for the first quarter of fiscal year 2011 improved by 14.5% when compared to fourth quarter of fiscal year 2010.

By region, 23% of net sales for the quarter ended June 30, 2010 were to customers in the Americas, 41% were to customers in Asia and Pacific Rim (“APAC”), and 36% were to customers in Europe, Middle East and Africa (“EMEA”).  For the quarter ended June 30, 2009, 24% of net sales were to customers in the Americas, 40% were to customers in APAC, and 36% were to customers in EMEA.

By channel, 51% of net sales for the quarter ended June 30, 2010, were to distribution customers, 15% were to electronic manufacturing services customers, and 34% were to original equipment manufacturing customers.  For the quarter ended June 30, 2009, 46% of net sales were to distribution customers, 17% were to electronic manufacturing services customers, and 37% were to original equipment manufacturing customers.

Gross Margin:

Our gross margin for the first quarter of fiscal year 2011 increased $40.4 million when compared to the first quarter of fiscal year 2010.  Gross margin as a percent to net sales improved to 25.0% of net sales in the first quarter of fiscal year 2011, up from 13.7% of net sales in the first quarter of fiscal year 2010.  The primary contributor to the higher gross margin was the increase in volume and overall average selling prices, while fixed cost reductions previously initiated in headcount and other manufacturing expenses were sustained during the first quarter of fiscal year 2011.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $24.2 million, or 9.9% of net sales for the first quarter of fiscal year 2011 compared to $18.0 million, or 12.0% of net sales for first quarter of fiscal year 2010.  The $6.2 million increase in SG&A expenses includes an increase of $2.6 million in selling expenses consistent with the increase in sales.  In addition, there was an increase of $3.1 million related to incentive accruals, $0.3 million related to information systems and $0.3 million related to ERP integration costs in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.

Research and Development:

Research and development expenses were $6.0 million, or 2.5% of net sales for the first quarter of fiscal year 2011, compared to $4.8 million, or 3.2% of net sales for the first quarter of fiscal year 2010. The 26.2% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.

Restructuring Charges:

We incurred no restructuring charges in the first quarter of fiscal year 2010 compared to $1.8 million in restructuring charges for the first quarter of fiscal year 2011.  The restructuring charges in the first quarter of fiscal year 2011 included $1.4 million in charges for the relocation of equipment to Mexico and $0.4 million for reductions in workforce, primarily in Film and Electrolytic.

Operating Income (Loss)

Operating income for the quarter ended June 30, 2010 was $28.5 million compared to an operating loss of $2.5 million for the quarter ended June 30, 2009.  Gross margin increased $40.4 million as compared to the first quarter of fiscal year 2010.  This increase was offset by the increase in operating expenses of $7.4 million and we incurred $1.8 million in restructuring charges in the first quarter of fiscal year 2011 compared to zero during the first quarter of fiscal year 2010.

Other (Income) Expense, net

Other (income) expense, net was income of $28.6 million in the first quarter of fiscal year 2010 and expense of $47.4 million in the first quarter of fiscal year 2011.  We recognized non-cash losses on the early extinguishment of debt of $38.2 million which led to the significant increase in expenses when compared to the same period last year.  This loss resulted from the extinguishment of our credit facility with K Financing, LLC, our €60 million credit facility and €35 million credit facility with UniCredit, our term loan with Vishay and $40.5 million in aggregate principal amount of our Convertible Notes.  We extinguished this debt with the proceeds from the private placement of the 10.5% Senior Notes which resulted in net proceeds to the Company of $222.2 million. Conversely, in the first quarter of fiscal year 2010 we recognized a non-cash gain on early extinguishment of debt of $38.9 million.  This gain resulted from the consummation of a tender offer on our Convertible Notes.  Interest expense increased $1.6 million in the quarter ended June 30, 2010 versus the first quarter of fiscal year 2010 primarily due to an increased interest rate on the 10.5% Senior Notes versus the debt which was extinguished.  Partially offsetting these unfavorable items was a $2.9 million decrease in foreign currency translation losses in the first quarter of fiscal year 2011 compared with the first quarter of fiscal year 2010.

Income Taxes

Our income tax expense for the first quarter of fiscal year 2011 is $1.3 million compared to an income tax expense of $1.0 million for the first quarter of fiscal year 2010.  Income tax expense for the first quarter of fiscal year 2011 is comprised of $1.2 million of tax expense related to foreign operations and $0.1 million of state income tax expense. No federal tax benefit results from the loss on early extinguishment of debt due to valuation allowances.  The $1.2 million foreign income tax expense includes a $0.4 million tax expense as a result of a tax law change in Portugal.

During the first quarter of fiscal year 2010, the net income tax expense of $1.0 million was comprised of $0.9 million of income tax expense from foreign operations and $0.1 million of state income tax expense.

Business Groups Comparison of the Quarter Ended June 30, 2010 with the Quarter Ended June 30, 2009

Tantalum

Net Sales

Net sales increased 56.9% during the first quarter of fiscal year 2011, as compared to the first quarter of fiscal year 2010.  Unit sales volume increased 37.1% during the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010.  Average selling prices increased 14.4% for the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010 driven primarily by significant growth in the Polymer product line.  Overall, revenue grew more than 50% in all regions as business returned from the global economic downturn seen in the first quarter of fiscal year 2010.

Gross Margin

Gross margin as a percent to Tantalum net sales increased to 27.6% in the first quarter of fiscal year 2011 from 19.4% in the first quarter of fiscal year 2010.  The primary contributor to the higher gross margin was the increase in volume and average selling prices, while fixed cost reductions previously initiated in headcount and other manufacturing expenses were sustained during the first quarter of fiscal year 2011.

Operating Income

Operating income for the first quarter of fiscal year 2011 was $17.5 million, an improvement of $13.7 million when compared to the first quarter of fiscal year 2010 to $17.5 million.  The improvement is attributable to an increase in gross margin of $17.3 million.  This improvement was offset by an increase in operating expenses of $3.2 million in the first quarter of fiscal year 2011 compared to fiscal year 2010 and restructuring charges of $0.5 million in the first quarter of fiscal year 2011 compared to zero in fiscal year 2010.   Within the operating expenses increase, research and development costs increased $0.5 million to ensure that products are available to support our growth and to meet customer needs.

Ceramic

Net Sales

Net sales increased by 64.9% during the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010, due to higher unit sales volumes. Volumes increased 73.6% during the first quarter of fiscal year 2011, as compared to the same period last year due primarily to strong market demand across all regions.  Average selling price decreased 5.0% due primarily to product line mix effects.

Gross Margin

Gross margin as a percent to Ceramic net sales increased to 33.1% in the first quarter of fiscal year 2011 from 24.2% in the first quarter of fiscal year 2010.  The improvement in gross margin can be attributed primarily to higher volume and increased efficiencies.

Operating Income

Operating income for the first quarter of fiscal year 2011 was $11.0 million, an improvement of $8.6 million when compared to the first quarter of fiscal year 2010 to $11.1 million.  The improvement primarily is attributable to an increase in gross margin of $10.0 million.  This improvement was offset by an increase in operating expenses of $1.4 million in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.

Film and Electrolytic Business Group

Net Sales

Net sales increased from $44.8 million in the first quarter of fiscal year 2010 to $75.9 million in the first quarter of fiscal year 2011. Unit sales volume for the first quarter of fiscal year 2011 increased 67.2% compared to the first quarter of fiscal year 2010.  In addition, there was an increase in the average selling price.

Gross Margin

Gross margin as a percent to Film and Electrolytic sales increased to 15.2% in the first quarter of fiscal year 2011 from negative 3.5% in the first quarter of fiscal year 2010.  The increase is due to both volume and the movement of production to lower cost facilities.

Operating Income (Loss)

Operating income for the first quarter of fiscal year 2011 was at breakeven as compared to an operating loss of $8.8 million in first quarter of fiscal year 2010.  Gross margin increased $13.1 million in the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010.  Offsetting the improvement in gross margin was a $2.9 million increase in operating expenses from the first quarter of fiscal year 2010.  Within the operating expenses increase, research and development costs increased $0.9 million to ensure that products are available to support our growth and to meet customer needs.  In addition, restructuring charges were $1.2 million and loss on disposal of fixed assets was $0.2 million in the first quarter of fiscal year 2011 compared to zero in the first quarter of fiscal year 2010.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, these cash needs have been met by cash flows from operations, borrowings under our credit agreements and existing cash balances.

On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018. The proceeds of the private placement were used to repay all of the outstanding indebtedness under our credit facility with K Financing, LLC, our €60 million credit facility and €35 million credit facility with UniCredit and our term loan with Vishay. We used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of our Convertible Notes and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We made a principal payment related to UniCredit Facility A on April 1, 2010 for €7.7 million ($10.4 million). The refinancing of our debt resulted in a reduction to our short-term debt of $26.5 million (as measured on May 5, 2010).

Based on our current operating plans management believes that cash generated from operations will be sufficient to cover our operating requirements for the next twelve months, including principal and interest payments and expected capital expenditures for fiscal year 2011 of $30 million.

Our cash and cash equivalents decreased by $13.2 million for the quarter ended June 30, 2010 as compared with a decrease of $5.1 million during the quarter ended June 30, 2009.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Fiscal Quarters Ended June 30,
	2010	2009
Cash provided by operating activities	$3,938	$3,975
Cash used in investing activities	(6,857)	(1,387)
Cash used in financing activities	(10,057)	(7,825)
Effects of foreign currency fluctuations on cash	(255)	168
Net decrease in cash and cash equivalents	$(13,231)	$(5,069)

Operations

Despite the substantial improvement in operating income through an increase in unit sales volume, average selling prices and manufacturing performance, cash provided by operations was essentially the same in the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010 due to an increase in cash used in operating assets of $23.0 million in the first quarter of fiscal year 2011.  The increase in cash used in operating assets of $27.5 million when comparing the first quarter of fiscal year 2011 to the first quarter of fiscal year 2010 is primarily due to an increase in accounts receivable and inventory related to the increase in sales and demand for our products.  Accounts receivables increased $13.8 million in the first quarter of fiscal year 2011 compared to an increase of $2.3 million in the first quarter of fiscal year 2010 due to an increase in sales.  In the first quarter of fiscal year 2010, we generated $7.4 million in cash as we focused on improving our working capital and decreased inventory.  In the first quarter of fiscal year 2011, we used $3.4 million in cash due to an increase in demand for our products which resulted in a small increase in our inventory levels.  The $38.2 million loss on early extinguishment of debt was a non-cash item and did not affect cash provided by operations in the first quarter of fiscal year 2011.  Likewise, the $38.9 million gain on early extinguishment of debt was a non-cash item and did not affect cash provided by operations in the first quarter of fiscal year 2010.

Investing

Cash used in investing activities was $6.9 million for the first quarter of fiscal year 2011 compared to $1.4 million in the first quarter of fiscal year 2010 due to an increase in capital expenditures.  The capital expenditure amount for the first quarter of fiscal year 2011 included $2.7 million for the acquisition of land in Italy to be used as the site for a new manufacturing facility in order to consolidate our Italian operations.  The remaining purchase price for the land in Italy will be paid in seven annual payments of EUR 500 thousand ($600 thousand) beginning on April 28, 2013.

Financing

In the first quarter of fiscal year 2011, proceeds from the issuance of debt resulted from the private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018. The proceeds of $182.5 million were used to repay all of the outstanding indebtedness under our credit facility with K Financing, LLC, our € 60 million credit facility and €35 million credit facility with UniCredit and our term loan with Vishay.  We used $38.1 million to retire $40.5 million in aggregate principal amount of our Convertible Notes and $6.6 million to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We made a principal payment related to UniCredit Facility A on April 1, 2010 for €7.7 million ($10.4 million). The refinancing our debt resulted in a reduction to our short-term debt of $26.5 million (as measured on May 5, 2010). Our next significant maturity is November 15, 2011 when the Convertible Note holders have the right to require us to repurchase for cash all or a portion of the Convertible Notes outstanding of $40.6 million.

In the first quarter of fiscal year 2010, proceeds from the issuance of debt resulted primarily from the Platinum Term Loan and the Platinum Line of Credit Loan.  Approximately $37.8 million in proceeds from the Platinum Term Loan were used to retire $93.9 million in aggregate principal amount of the Convertible Notes (representing 53.7% of the outstanding Convertible Notes) which were validly tendered on June 26, 2009.  Proceeds of $10.0 million from the Platinum Line of Credit Loan were used primarily to pay the fees and expenses related to execution of the tender offer.  The gain on the early extinguishment of the Convertible Notes is shown on the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations.

In the first quarter of fiscal year 2010, payments of debt relate primarily to retirement of the Convertible Notes discussed above as well as a principal payment on UniCredit Facility A.

Commitments

At June 30, 2010, we had contractual obligations in the form of debt and interest payments as follows (amounts in thousands):

		Payments Due by Period
					More than
	Total	Year 1	Years 2-3	Years 4-5	5 years
Debt obligations(1)	$278,725	$4,959	$43,211	$555	$230,000
Interest obligations	190,675	25,154	48,725	48,304	68,492
	$469,400	$30,113	$91,936	$48,859	$298,492

(1)         Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of the Convertible Notes on November 15, 2011, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.  The $40.6 million of Convertible Notes have been included in the “Years 2-3” column above.

Our operating lease, European social security, pension benefit and other postretirement benefit obligations, and operating lease obligations have not changed materially from those disclosed in our 2010 Annual Report.

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

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2010	2009
Operating income (loss)	$28,535	$(2,501)

Adjustments:
Restructuring charges	1,792	—
Loss on sales and disposals of assets	335	206
ERP integration costs	280	—
Total adjustments	2,407	206

Adjusted operating income (loss)	$30,942	$(2,295)

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2010	2009
Net income (loss)	$(20,099)	$25,090

Adjustments:
(Gain) loss on early extinguishment of debt	38,248	(38,921)
Restructuring charges	1,792	—
Amortization included in interest expense	1,924	2,564
Loss on sales and disposals of assets	335	206
ERP integration costs	280	—
Income Tax impact of adjustments	(155)	738
Total adjustments	42,424	(35,413)

Adjusted net income (loss)	$22,325	$(10,323)

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2010	2009
Net income (loss)	$(20,099)	$25,090

Adjustments:
Income tax expense	1,275	1,030
Interest expense, net	7,437	5,788
Depreciation and amortization expense	14,510	12,264
(Gain) loss on early extinguishment of debt	38,248	(38,921)
Restructuring charges	1,792	—
Foreign exchange transaction loss	1,272	4,221
Stock-based compensation expense	149	241
Loss on sales and disposals of assets	335	206
ERP integration costs	280	—
Total adjustments	65,298	(15,171)

Adjusted EBITDA	$45,199	$9,919

Adjusted operating income (loss) represents operating income (loss), excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income (loss) to facilitate our analysis and understanding of our business operations and believe that Adjusted operating income (loss) is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted operating income (loss) should not be considered as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP.

Adjusted net income (loss) represents net income (loss), excluding adjustments which are more specifically outlined in the quantitative reconciliation provided above. We use Adjusted net income (loss) to evaluate our operating performance and believe that Adjusted net income (loss) is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted net income (loss) should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP.

Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization expense, adjusted to exclude restructuring charges, share-based compensation expense, gains on the curtailment of benefits, loss on sales and disposals of assets, (gain) loss on the early extinguishment of debt, foreign exchange transaction loss and ERP integration costs. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

We believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity, because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; and depreciation and amortization are non-cash charges. The other items excluded from Adjusted EBITDA are excluded in order to better reflect our continuing operations.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

There were no accounting standards adopted in the first quarter of fiscal year 2011.

New accounting standards issued but not yet adopted

There are currently no accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes regarding the Company’s market risk position from the information included in the Company’s 2010 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We or our subsidiaries are at any one time parties to a number of lawsuits arising out of our respective operations, including workers’ compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to us, we do not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2010 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Amendment No. 1 to Change in Control Severance Compensation Agreement-William M. Lowe, Jr.

Exhibit 10.2 Amendment No. 1 to Change in Control Severance Compensation Agreement-Robert R. Argüelles

Exhibit 10.3 Amendment No. 1 to Change in Control Severance Compensation Agreement-Conrado Hinojosa

Exhibit 10.4 Amendment No. 1 to Change in Control Severance Compensation Agreement-Marc Kotelon

Exhibit 10.5 Amendment No. 1 to Change in Control Severance Compensation Agreement-Charles C. Meeks, Jr.

Exhibit 10.6 Amendment No. 1 to Change in Control Severance Compensation Agreement-Daniel E. LaMorte

Exhibit 10.7 Amendment No. 1 to Change in Control Severance Compensation Agreement-Dr. Philip M. Lessner

Exhibit 10.8 Amendment No. 1 to Change in Control Severance Compensation Agreement-Larry C. McAdams

Exhibit 10.9 Amendment No. 1 to Change in Control Severance Compensation Agreement-Dr. Daniel F. Persico

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Income for the three months ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010, and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010
KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1 Amendment No. 1 to Change in Control Severance Compensation Agreement-William M. Lowe, Jr.

Exhibit 10.2 Amendment No. 1 to Change in Control Severance Compensation Agreement-Robert R. Argüelles

Exhibit 10.3 Amendment No. 1 to Change in Control Severance Compensation Agreement-Conrado Hinojosa

Exhibit 10.4 Amendment No. 1 to Change in Control Severance Compensation Agreement-Marc Kotelon

Exhibit 10.5 Amendment No. 1 to Change in Control Severance Compensation Agreement-Charles C. Meeks, Jr.

Exhibit 10.6 Amendment No. 1 to Change in Control Severance Compensation Agreement-Daniel E. LaMorte

Exhibit 10.7 Amendment No. 1 to Change in Control Severance Compensation Agreement-Dr. Philip M. Lessner

Exhibit 10.8 Amendment No. 1 to Change in Control Severance Compensation Agreement-Larry C. McAdams

Exhibit 10.9 Amendment No. 1 to Change in Control Severance Compensation Agreement-Dr. Daniel F. Persico

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Income for the three months ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010, and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.