Form 10-Q
period 2010-09-30
KEMET CORP
filed 2010-10-29
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 28, 2010 was 81,275,009.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,454	$79,199
Accounts receivable, net	154,289	141,795
Inventories, net	183,676	150,508
Prepaid expenses and other	10,749	14,380
Deferred income taxes	3,735	2,129
Total current assets	469,903	388,011
Property and equipment, net of accumulated depreciation of $708,494 and $686,958 as of September 30, 2010 and March 31, 2010, respectively	307,684	319,878
Intangible assets, net	20,501	21,806
Other assets	10,513	11,266
Total assets	$808,601	$740,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,457	$17,880
Accounts payable, trade	82,032	78,829
Accrued expenses	77,608	63,606
Income taxes payable	1,818	1,096
Total current liabilities	166,915	161,411
Long-term debt, less current portion	268,825	231,629
Other non-current obligations	58,874	55,626
Deferred income taxes	9,282	8,023

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 88,525 shares at September 30, 2010 and March 31, 2010	885	885
Additional paid-in capital	478,518	479,115
Retained deficit	(135,967)	(150,789)
Accumulated other comprehensive income	17,120	11,990
Treasury stock, at cost (7,250 and 7,390 shares at September 30, 2010 and March 31, 2010, respectively)	(55,851)	(56,929)
Total stockholders’ equity	304,705	284,272

Total liabilities and stockholders’ equity	$808,601	$740,961

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Net sales	$248,588	$173,265	$492,382	$323,432

Operating costs and expenses:
Cost of sales	178,870	148,751	361,756	278,412
Selling, general and administrative expenses	24,999	20,513	49,214	38,535
Research and development	6,224	5,569	12,255	10,348
Restructuring charges	2,303	1,267	4,095	1,267
Net (gain) loss on sales and disposals of assets	(1,770)	52	(1,435)	258
Total operating costs and expenses	210,626	176,152	425,885	328,820

Operating income (loss)	37,962	(2,887)	66,497	(5,388)

Other (income) expense:
Interest income	(84)	(102)	(105)	(133)
Interest expense	7,334	6,491	14,792	12,310
Increase in value of warrant	—	81,088	—	81,088
(Gain) loss on early extinguishment of debt	—	—	38,248	(38,921)
Other (income) expense, net	(4,792)	999	(3,118)	5,511

Income (loss) before income taxes	35,504	(91,363)	16,680	(65,243)

Income tax expense	593	1,712	1,868	2,742

Net income (loss)	$34,911	$(93,075)	$14,812	$(67,985)

Net income (loss) per share:
Basic	$0.43	$(1.15)	$0.18	$(0.84)
Diluted	$0.23	$(1.15)	$0.10	$(0.84)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended September 30,
	2010	2009
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$14,812	$(67,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on early extinguishment of debt	38,248	(38,921)
Increase in value of warrant	—	81,088
Depreciation and amortization	28,642	25,490
Amortization of debt discount and debt issuance costs	2,754	5,883
Net (gain) loss on sales and disposals of assets	(1,435)	258
Stock-based compensation expense	482	1,628
Change in deferred income taxes	(418)	(13)
Change in operating assets	(39,109)	11,563
Change in operating liabilities	14,376	2,111
Other	(1,907)	(346)
Net cash provided by operating activities	56,445	20,756

Investing activities:
Capital expenditures	(13,821)	(3,730)
Proceeds from sales of assets	5,425	—
Net cash used in investing activities	(8,396)	(3,730)

Financing activities:
Proceeds from issuance of debt	227,434	57,786
Payments of long-term debt	(228,543)	(47,719)
Net payments under other credit facilities	(1,779)	(1,346)
Debt issuance costs	(7,461)	(4,206)
Debt extinguishment costs	(207)	(3,605)
Net cash provided by (used in) financing activities	(10,556)	910
Net increase in cash and cash equivalents	37,493	17,936
Effect of foreign currency fluctuations on cash	762	272
Cash and cash equivalents at beginning of fiscal period	79,199	39,204
Cash and cash equivalents at end of fiscal period	$117,454	$57,412

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2010, Form 10-K (the “Company’s 2010 Annual Report”) and the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2010, to add Note 19, “Condensed Consolidating Financial Statements”.

Net sales and operating results for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented in the Company’s 2010 Annual Report.

Recently Issued Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the six month period ended September 30, 2010.

New accounting standards issued but not yet adopted

There are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Asset Sales

During the second quarter of fiscal year 2011, Ceramics (as hereinafter defined) sold a building and related equipment for net proceeds of $3.4 million which resulted in a net gain of $1.6 million which is recognized as a component of the line item “Net (gain) loss on sales and disposals of assets” on the Condensed Consolidated Statements of Operations.

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

Restricted cash of $2.3 million and $2.2 million are included in the line item “Prepaid expenses and other” on the Condensed Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010, respectively.

Warrant Liability

Concurrent with the consummation of the tender offer as discussed in Note 2, “Debt”, the Company issued K Financing, LLC (“K Financing”) a warrant (the “Closing Warrant”) to purchase up to 80,544,685 shares of the Company’s common stock, subject to certain adjustments, representing, at the time of issuance, approximately 49.9% of the Company’s outstanding common stock on a post-Closing Warrant basis. The Closing Warrant was subsequently transferred to K Equity, LLC (“K Equity”). The Closing Warrant was exercisable at a purchase price of $0.50 per share, subject to an adjustment which reduces the exercise price to a floor of $0.35 per share based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan (as defined in Note 2, “Debt”) and the Platinum Working Capital Loan exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance. The floor exercise price was reached on September 29, 2009 when the aggregate borrowings under the Platinum Line of Credit Loan (as defined in Note 2, “Debt”) and the Platinum Working Capital Loan (as defined in Note 2, “Debt”) reached $20.0 million. The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility (as defined in Note 2, “Debt”), by cashless exercise to the extent of appreciation in the value of the Company’s common stock above the exercise price of the Closing Warrant, or by any combination of the preceding alternatives.

Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Closing Warrant issued to K Financing under the Revised Amended and Restated Platinum Credit Facility was reviewed as of June 30, 2009, the date of issuance, to determine whether it met the definition of a derivative. The Company’s evaluation of the Closing Warrant as of the date of issuance concluded that it was not indexed to the Company’s stock since the strike price was not fixed and as such was treated as a freestanding derivative liability. On September 29, 2009, the Company borrowed $10.0 million from the Platinum Working Capital Loan for general corporate purposes. As a result of this additional borrowing, the strike price of the Closing Warrant was fixed at $0.35 per share as of September 29, 2009, and the Company assessed whether the Closing Warrant still met the definition of a derivative. The Company’s evaluation of the Closing Warrant as of September 29, 2009, concluded that the Closing Warrant was indexed to the Company’s own stock and should be classified as a component of equity. The Company valued the Closing Warrant immediately prior to the strike price becoming fixed and recorded a mark-to-market adjustment of $81.1 million through earnings in the second quarter of fiscal year 2010. Subsequent to the strike price becoming fixed, the Company reclassified the warrant liability of $112.5 million into the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets and the Closing Warrant is no longer marked-to-market.

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

Assets measured at fair value on a recurring basis as of September 30, 2010 and March 31, 2010 are as follows (amounts in thousands):

		Fair Value Measurement Using				Fair Value Measurement Using
	Fair Value September 30, 2010	Level 1	Level 2 (2)(3)	Level 3	Fair Value March 31, 2010	Level 1	Level 2 (4)	Level 3
Assets:
Money markets (1)	$22,283	$22,283	$—	$—	$28,761	$28,761	$—	$—
Long-term debt	284,690	—	284,690	—	260,496	70,492	190,004	—

(1)          Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)          For the 10.5% Senior Notes and the Convertible Notes the Company utilized a bid quote to quantify the fair value.  For the “other” debt a discounted cash flow valuation approach was used to calculate fair value.

(3)          The Convertible Notes moved from a Level 1 to a Level 2 this quarter as there was a lack of trading activity so quoted market prices were not available.

(4)          The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were approximately 1% for the quarters and six month periods ended September 30, 2010 and 2009. The Company recognizes warranty costs when they are both probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2010	March 31, 2010
Inventories:
Raw materials and supplies	$81,399	$67,511
Work in process	71,152	61,754
Finished goods	52,747	40,099
	205,298	169,364
Inventory reserves	(21,622)	(18,856)
Total inventory	$183,676	$150,508

Land purchase

On April 28, 2010, the Company purchased land in Italy to be used as the site for a new manufacturing facility in order to consolidate our Italian operations.  In the first quarter of fiscal year 2011, the Company paid EUR 2.1 million ($2.9 million) which was included in the line item “Capital expenditures” on the Condensed Consolidated Statements of Cash Flows.  The remaining purchase price will be paid in seven equal annual payments of EUR 489 thousand ($667 thousand) beginning on April 28, 2013.

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	September 30, 2010	March 31, 2010

10.5% Senior Notes, net of discount of $2,983 as of September 30, 2010	$227,079	$—
Convertible Debt, net of discount of $3,343 and $7,861 as of September 30, 2010 and March 31, 2010, respectively	37,829	73,220
UniCredit Agreement-A (€53,201 as of March 31, 2010)	—	71,710
UniCredit Agreement-B (€33,000 as of March 31, 2010)	—	44,481
Platinum Term Loan, net of discount of $22,308 as of March 31, 2010	—	15,525
Platinum Line of Credit Loan, net of discount of $4,056 as of March 31, 2010	—	5,944
Platinum Working Capital Loan	—	10,000
Vishay	—	15,000
Other	9,374	13,629
Total debt	274,282	249,509
Current maturities	(5,457)	(17,880)
Total long-term debt	$268,825	$231,629

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and six month periods ended September 30, 2010 and 2009, is as follows (amounts in thousands):

	Quarters Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Contractual interest expense	$6,504	$3,172	$12,038	$6,427
Amortization of debt issuance costs	177	694	606	994
Amortization of debt discount	653	2,625	2,148	4,889
Total interest expense	$7,334	$6,491	$14,792	$12,310

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

On May 5, 2010, in connection with the private placement of the 10.5% Senior Notes, the Company, the Company’s domestic restricted subsidiaries (the “Guarantors”) and the Initial Purchasers entered into the Registration Rights Agreement. The terms of the Registration Rights Agreement require the Company and the Guarantors to (i) use their commercially reasonable efforts to file with the Securities and Exchange Commission within 210 days after the date of the initial issuance of the 10.5% Senior Notes, a registration statement with respect to an offer to exchange the 10.5% Senior Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the 10.5% Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest); (ii) use our commercially reasonable efforts to consummate such exchange offer within 270 days after the date of the initial issuance of the 10.5% Senior Notes; and (iii) in certain circumstances, file a shelf registration statement for the resale of the 10.5% Senior Notes.  On October 26, 2010, the Company filed a Form S-4 to offer, in exchange for its outstanding 10.5% Senior Notes, up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended.

The private placement of the 10.5% Senior Notes resulted in net proceeds to the Company of $222.2 million. The Company used a portion of the proceeds of the private placement to repay all of its outstanding indebtedness under the Company’s credit facility with K Financing, LLC, the Company’s €60 million credit facility and €35 million credit facility with UniCredit Corporate Banking S.p.A. (“UniCredit”) and the Company’s term loan with Vishay Intertechnology, Inc. (“Vishay”) and used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the Company’s 2.25% Convertible Senior Notes (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments.  Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $6.3 million as of September 30, 2010; these costs will be amortized over the term of the 10.5% Senior Notes.

The 10.5% Senior Notes were issued pursuant to an Indenture (the “10.5% Senior Notes Indenture”), dated as of May 5, 2010, by and among the Company, Guarantors and Wilmington Trust Company, as trustee (the “Trustee”). The 10.5% Senior Notes will mature on May 1, 2018, and bear interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior Notes are senior obligations of the Company and will be guaranteed by each of the Guarantors and secured by a first priority lien on 51% of the capital stock of certain of the Company’s foreign restricted subsidiaries.

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

The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $9.8 million at September 30, 2010.

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

The Platinum Term Loan accrued interest at an annual rate of 9%.  The Platinum Working Capital Loan and the Platinum Line of Credit Loan accrued interest at an annual rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears.

The Company’s obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility were secured by substantially all of the Company’s assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secured obligations to an affiliate of Vishay).  As further described in the Offer to Purchase for the Convertible Notes, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools and the Company’s assets in Europe that were not pledged to either lender.  The letter of understanding also set forth each lender’s agreement not to interfere with the other lender’s exercise of remedies pertaining to their respective collateral pools.

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

The Company also entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“Platinum Advisors”) for a term of the later of (i) June 30, 2013 and (ii) the termination of the Credit Facility, pursuant to which the Company pays an annual fee of $1.5 million to Platinum Advisors for certain advisory services.  In addition, the Revised Amended and Restated Platinum Credit Facility included various fees totaling $0.7 million per year for administration and collateral management, the Company incurred a fee of 1% per annum for unused capacity under the Platinum Line of Credit Loan and the Platinum Working Capital Loan and the Company paid K Financing a success fee of $5.0 million in May 2010.  This fee was payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.

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

Issuance and transaction costs incurred at the time of the issuance of the Convertible Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the Convertible Notes, net of amortization, were $0.2 million as of September 30, 2010 and equity issuance costs were $1.3 million. The deferred tax liability and a corresponding valuation allowance adjustment in the same amount related to the Convertible Notes were $1.1 million as of September 30, 2010.

As of September 30, 2010, the remaining unamortized debt discount of the Convertible Notes will be amortized over a period of 13 months, the remaining expected term of the Convertible Notes.  The effective interest rate on the liability component is 9.1% on an annual basis.

On June 26, 2009, $93.9 million in aggregate principal amount of the Convertible Notes were validly tendered (representing 53.7% of the outstanding Convertible Notes).  As a result of the retrospective adoption effective April 1, 2009 of new guidance within ASC 470-20, “Debt With Conversion and Other Options”, the carrying value of the aggregate principal value of the tendered Convertible Notes was $81.0 million.  Holders of the Convertible Notes received $400 for each $1,000 principal amount of Convertible Notes purchased in the tender offer, plus accrued and unpaid interest up to, but not including, the date of payment for the Convertible Notes accepted for payment.  As a result of the consummated tender offer, on June 30, 2009, the Company used the $37.8 million Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Convertible Notes.  The extinguishment of these Convertible Notes resulted in a $38.9 million net gain ($0.48 per share) included in the line item”(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the quarter and six month period ended September 30, 2009. The calculation of the gain is as follows (amounts in thousands):

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

The Company will pay a make-whole premium on the Convertible Notes converted in connection with any fundamental change that occurs prior to November 20, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The maximum make-whole premium, expressed as a number of additional shares of the Common Stock to be received per $1,000 principal amount of the Convertible Notes, would be 30.95 upon the conversion of Convertible Notes in connection with the occurrence of a fundamental change prior to November 1, 2010, or November 20, 2011 if the stock price at that date is at least $7.46 per share of Common Stock. The Convertible Notes Indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $7.46 per share. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the Convertible Notes converted in connection with the fundamental change.

The estimated fair value of the Convertible Notes, based on quoted market prices as of September 30, 2010 and March 31, 2010, was approximately $36 million and $71 million, respectively. The Company had interest payable related to the Convertible Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $0.4 million and $0.7 million at September 30, 2010 and March 31, 2010, respectively.

UniCredit Credit Facility

As of March 31, 2010 the Company had two Senior Facility Agreements outstanding with UniCredit.  As of March 31, 2010, Facility A had EUR 53.2 million ($71.7 million) outstanding and Facility B had EUR 33.0 million ($44.5 million) outstanding.

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

Vishay Loan

In the second quarter of fiscal year 2009, the Company sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay. The Company received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets. Concurrently, the Company entered into a three-year term loan agreement for $15.0 million and a security agreement with Vishay. The loan carried an interest rate of LIBOR plus 4% which was payable monthly. Pursuant to the security agreement, the loan was secured by certain accounts receivable of the Company. On May 5, 2010, the Vishay loan was paid in full.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.

Revolving loans may be used to pay fees and transaction expenses associated with the closing of the credit facilities, to pay obligations outstanding under the Loan and Security Agreement and for working capital and other lawful corporate purposes of KEC and KEMET Singapore.  Borrowings under the U.S. and Singapore facilities are subject to a borrowing base.  The borrowing base consists of:

• in the case of the U.S. facility, (A) 85% of KEC’s accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of $4 million and 40% of the net book value of inventory of KEC that satisfy certain eligibility criteria plus (C) the lesser of $3 million and 70% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

• in the case of the Singapore facility, (A) 85% of KEMET Singapore’s accounts receivable that satisfy certain eligibility criteria less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

Interest is payable on borrowings monthly at a rate equal to the London Interbank Offer Rate (“LIBOR”) or the base rate, plus an applicable margin, as selected by the Borrower. Depending upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of the latest test date, the applicable margin under the U.S. facility varies between 3.00% and 3.50% for LIBOR advances and 2.00% and 2.50% for base rate advances, and under the Singapore facility varies between 3.25% and 3.75% for LIBOR advances and 2.25% and 2.75% for base rate advances.

The base rate is subject to a floor that is 100 basis points above LIBOR.

An unused line fee is payable monthly in an amount equal to 0.75% per annum of the average daily unused portion of the facilities during any month; provided, that such percentage rate is reduced to (a) 0.50% per annum for any month in which the average daily balance of the facilities is greater than 33.3% of the total revolving commitment and less than 66.6% of the total revolving commitment, and (b) 0.375% per annum for any month in which the average daily balance of the facilities is greater than or equal to 66.6% of the total revolving commitment. A customary fee is also payable to the administrative agent on a quarterly basis.

KEC’s ability to draw funds under the U.S. facility and KEMET Singapore’s ability to draw funds under the Singapore facility are conditioned upon, among other matters:

• the absence of the existence of a Material Adverse Effect (as defined in the Loan and Security Agreement);

• the absence of the existence of a default or an event of default under the Loan and Security Agreement; and

• the representations and warranties made by KEC and KEMET Singapore in the Loan and Security Agreement continuing to be correct in all material respects.

The parent corporation of KEC - KEMET Corporation - and the Guarantors guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantors (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the Borrowers and Guarantors are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a “Cash Dominion Trigger Event”).

KEC and the Guarantors guarantee the Singapore facility obligations.  In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore’s assets.  Within 90 days after the closing date, KEMET Singapore’s bank accounts will be transferred over to Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.

A fixed charge coverage ratio of at least 1.1:1.0 must be maintained as at the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of at least forty-five consecutive days:  (i) an event of default, (ii) aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) availability of the U.S. facility has been less than $3.75 million.  The fixed charge coverage ratio tests the EBITDA and fixed charges of KEMET Corporation and its subsidiaries on a consolidated basis.

In addition, the Loan and Security Agreement includes negative covenants that, subject to exceptions, limit the ability of KEMET Corporation and its direct and indirect subsidiaries to, among other things:

• incur additional indebtedness;

• create liens on assets;

• make capital expenditures;

• engage in mergers, consolidations, liquidations and dissolutions;

• sell assets (including pursuant to sale leaseback transactions);

• pay dividends and distributions on or repurchase capital stock;

• make investments (including acquisitions), loans, or advances;

• prepay certain junior indebtedness;

• engage in certain transactions with affiliates;

• enter into restrictive agreements;

• amend material agreements governing certain junior indebtedness; and

• change its lines of business.

The Loan and Security Agreement includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Loan and Security Agreement.

Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $1.1 million as of September 30, 2010, these costs will be amortized over the term of the Loan and Security Agreement.  There were no borrowings against the revolving line of credit as of September 30, 2010.

Note 3. Segment and Geographic Information

The Company is organized into three business groups: the Tantalum Business Group (“Tantalum”), the Ceramic Business Group (“Ceramics”), and the Film and Electrolytic Business Group (“Film and Electrolytic”). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business group’s respective budgeted net sales. In addition, all corporate costs are allocated to the business groups based on the business group’s respective budgeted net sales.

Tantalum

Tantalum operates in five manufacturing sites in the United States, Mexico, China, and Portugal. This business group produces tantalum and aluminum polymer capacitors. Tantalum also maintains a product innovation center in the United States.  Tantalum products are sold in all regions of the world.

Ceramics

Ceramics operates in two manufacturing locations in Mexico and a manufacturing facility in China. This business group produces ceramic capacitors. In addition, the business group has a product innovation center in the United States.  Ceramics’ products are sold in all regions of the world.

Film and Electrolytic

Film and Electrolytic operates in fourteen manufacturing sites in Europe, Asia and Mexico. This business group produces film, paper, and electrolytic capacitors. In addition, the business group has a product innovation center in Sweden.  Film and Electrolytic products are sold in all regions in the world.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and six month periods ended September 30, 2010 and 2009 (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended Septbember 30,
	2010	2009	2010	2009
Net sales:
Tantalum	$123,873	$81,987	$237,441	$154,355
Ceramics	56,730	40,998	111,054	73,946
Film and Electrolytic	67,985	50,280	143,887	95,131
	$248,588	$173,265	$492,382	$323,432

Operating income (loss) (1)(2):
Tantalum	$27,466	$4,330	$44,972	$8,132
Ceramics	13,324	4,461	24,354	6,909
Film and Electrolytic	(2,828)	(11,678)	(2,829)	(20,429)
	$37,962	$(2,887)	$66,497	$(5,388)

Depreciation and amortization expenses:
Tantalum	$8,788	$7,338	$17,106	$14,563
Ceramics	4,653	2,205	6,922	4,617
Film and Electrolytic	691	3,683	4,614	6,310
	$14,132	$13,226	$28,642	$25,490

Sales by region:
North and South America (Americas)	$70,915	$43,375	$127,701	$79,497
Europe, Middle East, Africa (EMEA)	85,651	60,407	172,023	115,074
Asia and Pacific Rim (APAC)	92,022	69,483	192,658	128,861
	$248,588	$173,265	$492,382	$323,432

The following table reflects each business group’s total assets as of September 30, 2010 and March 31, 2010 (amounts in thousands):

	September 30, 2010	March 31, 2010
Total assets:
Tantalum	$410,891	$378,344
Ceramics	173,354	169,564
Film and Electrolytic	224,356	193,053
	$808,601	$740,961

(1) Restructuring charges included in Operating income (loss) were as follows:

	Quarters Ended September 30,		Six Months Ended Septbember 30,
	2010	2009	2010	2009
Total restructuring:
Tantalum	$322	$108	$779	$108
Ceramics	93	51	187	51
Film and Electrolytic	1,888	1,108	3,129	1,108
	$2,303	$1,267	$4,095	$1,267

(2) Net (gain) loss on sales and disposals of assets included in Operating income (loss) was:

	Quarters Ended September 30,		Six Months Ended Septbember 30,
	2010	2009	2010	2009
Net (gain) loss on sales and disposals of assets:
Tantalum	$(121)	$31	$(15)	$155
Ceramics	(1,655)	21	(1,632)	103
Film and Electrolytic	6	—	212	—
	$(1,770)	$52	$(1,435)	$258

Note 4. Restructuring Charges

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and six month periods ended September 30, 2010 and 2009, is as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Manufacturing relocation costs	$1,642	$—	$3,080	$—
Personnel reduction costs	661	1,267	1,015	1,267
Restructuring charges	$2,303	$1,267	$4,095	$1,267

Six Months Ended September 30, 2010

In fiscal year 2010, the Company initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole.  The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.  Restructuring charges in the six months ended September 30, 2010 relate to this new plan and are primarily comprised of manufacturing relocation costs of $3.1 million for relocation of equipment from various plants to Mexico or China as well as a distribution center relocation project.  In addition, the Company incurred $1.0 million in personnel reduction costs due primarily to headcount reductions within Film and Electrolytic.

Six Months Ended September 30, 2009

Restructuring expense in the first half of fiscal year 2010 is primarily comprised of a headcount reduction of 57 employees in Finland.  Restructuring charges of $1.3 million were incurred in the second quarter of fiscal year 2010 and remain as a liability on the Condensed Consolidated Balance Sheets at September 30, 2009.

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets were as follows (amounts in thousands):

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$6,696	$—	$5,937	$—
Costs charged to expense	661	1,642	1,267	—
Costs paid or settled	(1,280)	(1,642)	(1,317)	—
Change in foreign exchange	662	—	176	—
End of period	$6,739	$—	$6,063	$—

	Six Months Ended September 30, 2010		Six Months Ended September 30, 2009
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$8,398	$—	$7,893	$—
Costs charged to expense	1,015	3,080	1,267	—
Costs paid or settled	(2,770)	(3,080)	(3,596)	—
Change in foreign exchange	96	—	499	—
End of period	$6,739	$—	$6,063	$—

Note 5. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the quarters and six month periods ended September 30, 2010 and 2009 includes the following components (amounts in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$34,911	$(93,075)	$14,812	$(67,985)

Amortization of postretirement benefit plan	(75)	127	(150)	40
Amortization of defined benefit pension plans	37	(722)	112	(722)
Currency translation gain (1)	15,942	2,648	5,168	9,156
Total net income (loss) and other comprehensive income (loss)	$50,815	$(91,022)	$19,942	$(59,511)

(1) Due primarily to established valuation allowances, there was no significant deferred tax effect associated with the Accumulated other comprehensive income movement.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	September 30, 2010	March 31, 2010
Foreign currency translation gain	$19,360	$14,192
Defined benefit postretirement plan adjustments	2,261	2,411
Defined benefit pension plans	(4,501)	(4,613)
Total Accumulated other comprehensive income	$17,120	$11,990

Note 6. Intangible Assets

The following table highlights the Company’s intangible assets (amounts in thousands):

	September 30, 2010		March 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite Lived Intangibles:
Trademarks	$7,617	$—	$7,617	$—

Amortized Intangibles:
Customer relationships, patents and other (3-18 years)	20,158	7,274	18,911	4,722

	$27,775	$7,274	$26,528	$4,722

The Company completed its annual impairment test on the indefinite lived intangible assets in the first quarter of fiscal year 2011 and concluded no impairment existed.

Note 7. Income Taxes

During the second quarter of fiscal year 2011, the net income tax expense of $0.6 million is comprised of a $0.6 million income tax expense related to foreign operations.  There was no federal or state tax expense due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

During the second quarter of fiscal year 2010, the net income tax expense of $1.7 million was comprised of $1.6 million of income tax expense from foreign operations and $0.1 million of state income tax expense.

Note 8. Concentrations of Risks

Sales and Credit Risk

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  One customer, TTI, Inc. accounted for over 10% of the Company’s net sales in the three and six month periods ended September 30, 2010 and 2009.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at September 30, 2010 or March 31, 2010.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 52% and 46% of the Company’s net sales in the six month periods ended September 30, 2010 and 2009, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

As of September 30, 2010, KEMET had 10,900 employees, of whom 500 are located in the United States 5,700 are located in Mexico, 2,600 in Asia and 2,100 in Europe.  The number of employees represented by labor organizations at KEMET locations in each of the following countries is:  4,600 hourly employees in Mexico (as required by Mexican law), 820 employees in the three Italian plants, 550 employees in the Batam, Indonesia plant, 350 employees in the Evora, Portugal plant, 310 employees in the Anting, China plant, 280 employees in the Kyustendil, Bulgaria plant, 200 employees in the Suomussalmi, Finland plant and 80 employees in our Swedish locations.  For fiscal year 2010 and the current fiscal year to date, we have not experienced any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

Note 9. Stock-based Compensation

Stock Options

At September 30, 2010, the Company had three stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s stockholders. Collectively, these plans authorized the grant of up to 12.1 million shares of the Company’s common stock. Options issued under these plans usually vest in one or two years and expire ten years from the grant date.  Stock options granted to the Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015.

The compensation expense associated with stock-based compensation for the quarters and six month periods ended September 30, 2010 and 2009, respectively were recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$32	$354	$70	$415
Selling, general and administrative expenses	301	1,033	412	1,213
Total stock-based compensation expense	$333	$1,387	$482	$1,628

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for the quarters and six month periods ended September 30, 2010 and 2009. No stock options were exercised during the quarters and six month periods ended September 30, 2010 and 2009.

Restricted Stock

The Company grants shares of its common stock as restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015. The contractual term on restricted stock is indefinite. In the second quarter of fiscal year 2011, 140,000 shares of restricted stock were granted to the Board of Directors.  As of September 30, 2010, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $0.8 million. The expense is to be recognized over the respective vesting periods.

2011/2012 LTIP

During the first quarter of fiscal year 2011, the Board of Directors of the Company approved a new long-term incentive plan (“2011/2012 LTIP”) based upon the achievement of an EBITDA target for the two-year period comprised of fiscal years ending in March 2011 and 2012.  At the time of the award, participants will receive at least 10% of the award, in restricted shares of the Company’s common stock; and the remainder will be realized in cash.  The Company assesses the likelihood of meeting the EBITDA financial metric on a quarterly basis and has recorded an expense of $2.2 million in the six month period ended September 30, 2010, based on this assessment.  The Company will continue to monitor the likelihood of whether the EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2010/2011 LTIP

During the second quarter of fiscal year 2010, the Board of Directors of the Company approved a long-term incentive plan (“2010/2011 LTIP”) based upon the achievement of an EBITDA target for the two-year period comprised of fiscal years ending in March 2010 and 2011.  At the time of the award and at the sole discretion of the Compensation Committee, participants may receive up to 15% of the award as restricted shares of the Company’s common stock, and the remainder of the award will be realized in cash.  The Company assesses the likelihood of meeting the EBITDA financial metric on a quarterly basis and has recorded an expense of $2.6 million in the six month period ended September 30, 2010, based on this assessment.  In total, the Company has accrued $4.8 million based upon this assessment. The Company will continue to monitor the the EBITDA financial metric, however, there will not be any additional expense.

Note 10. Reconciliation of Basic and Diluted Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS.

Computation of Basic and Diluted Income (Loss) Per Share

(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$34,911	$(93,075)	$14,812	$(67,985)

Denominator:
Weighted-average shares outstanding:
Basic	81,275	80,868	81,275	80,866
Assumed conversion of employee stock options	915	—	779	—
Assumed conversion of Closing Warrant	71,392	—	69,533	—
Diluted	153,582	80,868	151,587	80,866

Net income (loss) per share:
Basic	$0.43	$(1.15)	$0.18	$(0.84)
Diluted	$0.23	$(1.15)	$0.10	$(0.84)

Common stock equivalents that could potentially dilute income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, were as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Assumed conversion of employee stock options	2,328	3,940	2,435	3,666
Assumed conversion of Closing Warrant	—	80,545	—	80,545

Note 11.  Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include seven in Europe, one in Singapore and two in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2010 and 2009 (amounts in thousands):

	Pension		Other Benefits
	Quarters Ended September 30,		Quarters Ended September 30,
	2010	2009	2010	2009
Net service cost	$266	$225	$—	$—
Interest cost	457	406	16	19
Expected return on net assets	(164)	(134)	—	—
Amortization:
Actuarial (gain) loss	31	42	(79)	(97)
Prior service cost	5	5	—	—

Total net periodic benefit (income) costs	$595	$544	$(63)	$(78)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the six month period ended September 30, 2010 and 2009 (amounts in thousands):

	Pension		Other Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net service cost	$532	$451	$—	$—
Interest cost	914	811	31	39
Expected return on net assets	(328)	(268)	—	—
Amortization:
Actuarial (gain) loss	62	84	(158)	(194)
Prior service cost	10	10	—	—

Total net periodic benefit (income) costs	$1,190	$1,088	$(127)	$(155)

In fiscal year 2011, the Company expects to contribute up to $2.8 million to the pension plans of which the Company has contributed $0.5 million as of September 30, 2010.  The Company expects to make no contributions to fund the Company’s other benefits in fiscal year 2011 as the Company’s policy is to pay benefits as costs are incurred.

Note 12. Condensed Consolidating Financial Statements

The 10.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) and secured by a first priority lien on 51% of the capital stock of certain of our foreign restricted subsidiaries (“Non-Guarantor Subsidiaries”).  The Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are not consistent with the Company’s business groups or geographic operations; accordingly this basis of presentation is not intended to present the Company’s financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company’s public debt to be exempt from reporting under the Securities Exchange Act of 1934.

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

September 30, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,329	$89,153	$21,972	$—	$117,454
Accounts receivable, net	4	55,783	98,502	—	154,289
Intercompany receivable	201,644	173,125	174,566	(549,335)	—
Inventories, net	—	105,689	78,290	(303)	183,676
Prepaid expenses and other	215	5,862	4,672	—	10,749
Deferred income taxes	—	536	3,199	—	3,735
Total current assets	208,192	430,148	381,201	(549,638)	469,903
Property and equipment, net	137	79,587	227,960	—	307,684
Investments in subsidiaries	282,982	329,815	—	(612,797)	—
Intangible assets, net	—	9,127	11,374	—	20,501
Other assets	6,524	3,114	875	—	10,513
Long-term intercompany receivable	80,916	98,299	—	(179,215)	—
Total assets	$578,751	$950,090	$621,410	$(1,341,650)	$808,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$5,457	$—	$5,457
Accounts payable, trade	172	28,366	53,494	—	82,032
Intercompany payable	165	417,320	132,193	(549,678)	—
Accrued expenses	10,020	23,388	44,200	—	77,608
Income taxes payable	(1,214)	1,263	1,769	—	1,818
Total current liabilities	9,143	470,337	237,113	(549,678)	166,915
Long-term debt, less current portion	264,908	—	3,917	—	268,825
Other non-current obligations	—	5,625	53,249	—	58,874
Deferred income taxes	—	1,271	8,011	—	9,282
Long-term intercompany payable	—	80,916	98,299	(179,215)	—
Stockholders’ equity	304,700	391,941	220,821	(612,757)	304,705

Total liabilities and stockholders’ equity	$578,751	$950,090	$621,410	$(1,341,650)	$808,601

See accompanying notes to the unaudited condensed consolidated financial statements.

Condensed Consolidating Balance Sheet

March 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,602	$54,707	$12,890	$—	$79,199
Accounts receivable, net	—	48,797	92,998	—	141,795
Intercompany receivable	189,207	170,268	138,548	(498,023)	—
Inventories, net	—	85,603	65,182	(277)	150,508
Prepaid expenses and other	1,476	5,908	6,996	—	14,380
Deferred income taxes	42	(1,066)	3,153	—	2,129
Total current assets	202,327	364,217	319,767	(498,300)	388,011
Property and equipment, net	158	88,155	231,565	—	319,878
Investments in subsidiaries	213,201	327,617	—	(540,818)	—
Intangible assets, net	—	9,615	12,191	—	21,806
Other assets	8,690	1,651	925	—	11,266
Long-term intercompany receivable	85,576	97,083	—	(182,659)	—
Total assets	$509,952	$888,338	$564,448	$(1,221,777)	$740,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,387	$—	$7,493	$—	$17,880
Accounts payable, trade	40	32,481	46,308	—	78,829
Intercompany payable	165	393,011	105,125	(498,301)	—
Accrued expenses	4,551	19,771	39,284	—	63,606
Income taxes payable	—	—	1,096	—	1,096
Total current liabilities	15,143	445,263	199,306	(498,301)	161,411
Long-term debt, less current portion	210,495	14,999	6,135	—	231,629
Other non-current obligations	—	5,383	50,243	—	55,626
Deferred income taxes	42	(386)	8,367	—	8,023
Long-term intercompany payable	—	85,576	97,082	(182,658)	—
Stockholders’ equity	284,272	337,503	203,315	(540,818)	284,272

Total liabilities and stockholders’ equity	$509,952	$888,338	$564,448	$(1,221,777)	$740,961

See accompanying notes to the unaudited condensed consolidated financial statements.

Condensed Consolidating Statements of Operations

For the Quarter Ended September 30, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$242,856	$236,659	$(230,927)	$248,588

Operating costs and expenses:
Cost of sales	—	183,304	216,192	(220,626)	178,870
Selling, general and administrative expenses	11,925	15,031	6,949	(8,906)	24,999
Research and development	—	4,840	1,384	—	6,224
Restructuring charges	—	1,540	763	—	2,303
Net (gain) loss on sales and disposals of assets	—	(1,807)	37	—	(1,770)
Total operating costs and expenses	11,925	202,908	225,325	(229,532)	210,626

Operating income (loss)	(11,925)	39,948	11,334	(1,395)	37,962

Interest income	(4)	(131)	(9)	60	(84)
Interest expense	7,093	—	301	(60)	7,334
Other (income) expense, net	(12,005)	3,145	3,742	326	(4,792)
Equity in earnings of subsidiaries	(41,920)	—	—	41,920	—
Income before income taxes	34,911	36,934	7,300	(43,641)	35,504

Income tax expense	—	40	585	(32)	593

Net income	$34,911	$36,894	$6,715	$(43,609)	$34,911

Condensed Consolidating Statements of Operations

For the Quarter Ended September 30, 2009

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$168,548	$179,998	$(175,281)	$173,265

Operating costs and expenses:
Cost of sales	—	146,371	169,435	(167,055)	148,751
Selling, general and administrative expenses	2,134	16,943	9,157	(7,721)	20,513
Research and development	—	4,123	1,446	—	5,569
Restructuring charges	—	225	1,042	—	1,267
Net loss on sales and disposals of assets	—	36	16	—	52
Total operating costs and expenses	2,134	167,698	181,096	(174,776)	176,152

Operating income (loss)	(2,134)	850	(1,098)	(505)	(2,887)

Other expense (income):
Interest income	—	(397)	(25)	320	(102)
Interest expense	6,306	—	505	(320)	6,491
Increase in value of warrant	81,088	—	—	—	81,088
Other (income) expense, net	(1,004)	1,214	816	(27)	999
Equity in subsidiaries	4,491	—	—	(4,491)	—
Income (loss) before income taxes	(93,015)	33	(2,394)	4,013	(91,363)

Income tax expense	60	60	1,859	(267)	1,712

Net loss	$(93,075)	$(27)	$(4,253)	$4,280	$(93,075)

Condensed Consolidating Statements of Operations

For the Six Months Ended September 30, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$472,045	$484,838	$(464,501)	$492,382

Operating costs and expenses:
Cost of sales	—	364,608	441,000	(443,852)	361,756
Selling, general and administrative expenses	20,614	28,299	19,358	(19,057)	49,214
Research and development	—	9,162	3,093	—	12,255
Restructuring charges	—	3,072	1,023	—	4,095
Net (gain) loss on sales and disposals of assets	—	(1,783)	348	—	(1,435)
Total operating costs and expenses	20,614	403,358	464,822	(462,909)	425,885

Operating income (loss)	(20,614)	68,687	20,016	(1,592)	66,497

Interest income	(13)	(137)	(15)	60	(105)
Interest expense	14,212	94	546	(60)	14,792
Loss on early extinguishment of debt	38,248	—	—	—	38,248
Other (income) expense, net	(14,680)	12,260	(795)	97	(3,118)
Equity in earnings of subsidiaries	(73,193)	—	—	73,193	—
Income before income taxes	14,812	56,470	20,280	(74,882)	16,680

Income tax expense	—	107	1,761	—	1,868

Net income	$14,812	$56,363	$18,519	$(74,882)	$14,812

Condensed Consolidating Statements of Operations

For the Six Months Ended September 30, 2009

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$315,809	$334,052	$(326,429)	$323,432

Operating costs and expenses:
Cost of sales	—	271,647	317,160	(310,395)	278,412
Selling, general and administrative expenses	8,450	27,174	18,734	(15,823)	38,535
Research and development	—	7,910	2,438	—	10,348
Restructuring charges	—	225	1,042	—	1,267
Net loss on sales and disposals of assets	—	241	17	—	258
Total operating costs and expenses	8,450	307,197	339,391	(326,218)	328,820

Operating income (loss)	(8,450)	8,612	(5,339)	(211)	(5,388)

Other expense (income):
Interest income	—	(418)	(35)	320	(133)
Interest expense	11,074	389	1,167	(320)	12,310
Increase in value of warrant	81,088	—	—	—	81,088
Gain on early extinguishment of debt	(38,921)	—	—	—	(38,921)
Other (income) expense, net	(6,540)	7,534	4,517	—	5,511
Equity in subsidiaries	12,674	—	—	(12,674)	—
Income (loss) before income taxes	(67,825)	1,107	(10,988)	12,463	(65,243)

Income tax expense	160	132	2,450	—	2,742

Net income (loss)	$(67,985)	$975	$(13,438)	$12,463	$(67,985)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 30, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(13,977)	$48,573	$21,849	$—	$56,445

Investing activities:
Capital expenditures	—	(4,524)	(9,297)	—	(13,821)
Proceeds from sales of assets	—	5,425	—	—	5,425
Net cash provided by (used in) investing activities	—	901	(9,297)	—	(8,396)

Financing activities:
Proceeds from issuance of debt	226,976	—	458	—	227,434
Payments of long-term debt	(210,604)	(15,000)	(2,939)	—	(228,543)
Net payments under other credit facilities	—	—	(1,779)	—	(1,779)
Debt issuance costs	(7,461)	—	—	—	(7,461)
Debt extinguishment costs	(207)	—	—	—	(207)
Net cash provided by (used in) financing activities	8,704	(15,000)	(4,260)	—	(10,556)
Net increase (decrease) in cash and cash equivalents	(5,273)	34,474	8,292	—	37,493
Effect of foreign currency fluctuations on cash	—	(28)	790	—	762
Cash and cash equivalents at beginning of fiscal period	11,602	54,707	12,890	—	79,199
Cash and cash equivalents at end of fiscal period	$6,329	$89,153	$21,972	$—	$117,454

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 30, 2009

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(8,413)	$25,582	$3,587	$—	$20,756

Investing activities:
Capital expenditures	(12)	(2,073)	(1,645)	—	(3,730)
Net cash used in investing activities	(12)	(2,073)	(1,645)	—	(3,730)

Financing activities:
Proceeds from issuance of debt	57,786	—	—	—	57,786
Payments of long-term debt	(45,284)	—	(2,435)	—	(47,719)
Net payments under other credit facilities	—		(1,346)	—	(1,346)
Permanent intercompany financing	7,717	(7,717)	—	—	—
Debt issuance costs	(4,206)	—	—	—	(4,206)
Debt extinguishment costs	(3,605)	—	—	—	(3,605)
Dividends received (paid)	—	248	(248)	—	—
Net cash provided by (used in) financing activities	12,408	(7,469)	(4,029)	—	910
Net increase (decrease) in cash and cash equivalents	3,983	16,040	(2,087)	—	17,936
Effect of foreign currency fluctuations on cash	—	(220)	492	—	272
Cash and cash equivalents at beginning of fiscal period	26	25,869	13,309	—	39,204
Cash and cash equivalents at end of fiscal period	$4,009	$41,689	$11,714	$—	$57,412

Note 13. Subsequent Events

The Company has evaluated events and material transactions for potential recognition or disclosure occurring between the end of the Company’s most recent quarterly period and through the time that this Form 10-Q was filed with the SEC.

On October 12, 2010, KEMET Corporation filed a Definitive Proxy Statement with respect to a special meeting of stockholders to be held on November 3, 2010 in order to vote on an amendment to our Restated Certificate of Incorporation to effect a reverse stock split.  Stockholder approval of the amendment to our Restated Certificate of Incorporation will permit our board of directors to effect a reverse stock split at the board’s discretion within one year of the special meeting.

On October 21, 2010, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration process.   This filing relates to the possible resale of up to 30.0 million shares of the Company’s common stock by K Equity.

On October 26, 2010, the Company filed a Form S-4 to offer, in exchange for our outstanding 10.5% Senior Notes due 2018 (“Old Notes”), up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended.

On October 26, 2010, the Company’s board of directors approved (subject to shareholder approval) a reverse stock split of the Company’s issued and outstanding common stock, as well as the shares available for issuance under the Company’s employee and director equity plans at a ratio of one-for-three (1:3).

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) adverse economic conditions could cause further reevaluation and the write down of long-lived assets; (iii) an increase in the cost or a decrease in the availability of our principle raw materials; (iv) changes in the competitive environment; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) economic, political, or regulatory changes in the countries in which we operate; (vii) difficulties, delays or unexpected costs in completing the restructuring plan; (viii) inability to attract, train and retain effective employees and management; (ix) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (x) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xi) volatility of financial and credit markets which would affect our access to capital; (xii) needing to reduce costs of our products to remain competitive; (xiii) potential limitation on use of net operating losses to offset possible future taxable income; and (xiv) exercise of the warrant by K Equity, LLC which could potentially result in the existence of a controlling stockholder.

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

Business Overview

We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum, and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2010, we shipped approximately 31 billion capacitors and in the six month period ended September 30, 2010, we shipped approximately 19 billion capacitors. We believe the medium-to-long term demand for the various types of capacitors offered by us will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

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

Breadth of Our Diversified Product Offering and Markets.  We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in the six month period ended September 30, 2010. Our largest customer is a distributor, and no single end use customer accounted for more than 5% of our net sales in the quarter and six month periods ended September 30, 2010. We believe that well-balanced product, geographic and customer diversification help us mitigate some of the negative financial impact through economic cycles.

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

Strong Presence in Specialty Products.  We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During the six month period ended September 30, 2010, specialty products accounted for 30.3% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecom infrastructure and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award will enable us to produce film and electrolytic capacitors within the United States to support alternative energy products and emerging green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market in North America and South America (“Americas”). We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

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

Continue to Pursue Low-Cost Production Strategy.  We intend to actively pursue measures that will allow us to maintain our position as a low-cost producer of capacitors with facilities close to our customers. These measures include shifting production to low cost locations; reducing material and labor costs; developing more cost-efficient manufacturing equipment and processes; designing manufacturing plants for more efficient production; and reducing work-in-process (“WIP”) inventory by building products from start to finish in one factory. Additionally, we intend to continue to implement Lean and Six Sigma methods to drive towards zero product defects so that quality remains a given in the minds of our customers. Between August 2008 and January 2009, we implemented rationalization plans which have resulted in an annual savings of approximately $45 million. In addition, we have implemented numerous cost reduction initiatives and process improvements which we believe will result in meaningful savings from (i) the successful renegotiation of unfavorable sourcing contracts; (ii) relocation of tantalum manufacturing to Mexico and Suzhou, China; (iii) relocation of Film and Electrolytic manufacturing to Bulgaria and Mexico; and (iv) the integration of Evox Rifa and Arcotronics.

Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.  We continue to leverage our technological competence to introduce new products in a timely and cost efficient manner and generate an increasing portion of our sales from new and customized solutions to improve financial performance as well as to meet our customers’ varied and evolving capacitor needs. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well positioned to achieve our long-term growth targets while also improving our profitability. During the second quarter of fiscal year 2011, we introduced 11,783 new products of which 34 were first to market, and specialty products accounted for 31.3% of our revenue over this period.  During the six month period ended September 30, 2010, we introduced 13,237 new products of which 66 were first to market, and specialty products accounted for 30.8% of our revenue over this period.

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

Global Sales & Marketing Strategy.  Our motto “Think Global Act Local” describes our approach to sales and marketing. Each of our three sales regions (Americas, Europe, Middle East and Africa (“EMEA”)  and Asia and Pacific Rim (“APAC”),) has account managers, field application engineers and strategic marketing managers in the region. In addition, we also have local customer and quality-control support in each region. This organizational structure allows us to respond to the needs of our customers on a timely basis and in their native language. The regions are managed locally and report to a senior manager who is on the KEMET Leadership Team. Furthermore, this organizational structure ensures the efficient communication of our global goals and strategies and allows us to serve the language, cultural and other region-specific needs of our customers.

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

We are organized into three business groups: Tantalum, Ceramics, and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and the costs of which are allocated to the business groups. In addition, all corporate costs are allocated to the business groups.

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

Net sales for the quarter ended September 30, 2010 were $248.6 million, which is a 43.5% increase over the same quarter last fiscal year and a 2.0% increase over the prior fiscal quarter ended June 30, 2010.  Net sales for the six month period ended September 30, 2010 were $492.4 million, which is a 52.2% increase over the same six month period last fiscal year.

On April 8, 2010, we reported that we reached an agreement with three labor unions in Italy and with the regional government in Emilia Romagna, Italy to proceed with our planned restructuring process. We intend to focus on producing specialty products in Europe and the U.S. and shift standard and commodity production to lower cost regions.

Issuance of 10.5% Senior Notes

On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  The private placement of the 10.5% Senior Notes resulted in proceeds to us of $222.2 million. We used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under our credit facility with K Financing, LLC, our €60 million credit facility and €35 million credit facility with UniCredit and our term loan with Vishay.  We used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of our 2.25% Convertible Senior Notes (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We incurred approximately $6.6 million in costs related to the execution of the offering.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.

A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.

Listing

As announced on June 21, 2010, the Company’s common stock was approved for listing on the NYSE Amex. Trading commenced on the NYSE Amex on June 22, 2010 under the ticker symbol ‘KEM’ (NYSE Amex: KEM).

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Second Quarter of Fiscal Year 2011 with the Second Quarter of Fiscal Year 2010

The following table sets forth the operating income (loss) and certain components thereof for each of our business segments for the quarters ended September 30, 2010 and 2009, as well as the relative percentages that these amounts represent to total net sales.  The table also sets forth certain other consolidated statement of operations data, as well as the relative percentages that these amounts represent to total net sales (amounts in thousands, except percentages):

	Quarters Ended
	September 30, 2010		September 30, 2009
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$123,873	49.8%	$81,987	47.3%
Ceramics	56,730	22.8%	40,998	23.7%
Film and Electrolytic	67,985	27.3%	50,280	29.0%
Total	$248,588	100.0%	$173,265	100.0%

Gross margin
Tantalum	$41,752	16.8%	$16,127	9.3%
Ceramics	19,416	7.8%	10,505	6.1%
Film and Electrolytic	8,550	3.4%	(2,118)	-1.2%
Total	69,718	28.0%	24,514	14.1%

SG&A expenses
Tantalum	10,981	4.4%	8,775	5.1%
Ceramics	6,000	2.4%	4,554	2.6%
Film and Electrolytic	8,018	3.2%	7,184	4.1%
Total	24,999	10.1%	20,513	11.8%

R&D expenses
Tantalum	3,104	1.2%	2,883	1.7%
Ceramics	1,654	0.7%	1,418	0.8%
Film and Electrolytic	1,466	0.6%	1,268	0.7%
Total	6,224	2.5%	5,569	3.2%

Restructuring charges
Tantalum	322	0.1%	108	0.1%
Ceramics	93	—	51	—
Film and Electrolytic	1,888	0.8%	1,108	0.6%
Total	2,303	0.9%	1,267	0.7%

Net (gain) loss on sales and disposals of assets
Tantalum	(121)	—	31	—
Ceramics	(1,655)	-0.7%	21	—
Film and Electrolytic	6	—	—	—
Total	(1,770)	-0.7%	52	—

Operating income (loss)
Tantalum	27,466	11.0%	4,330	2.5%
Ceramics	13,324	5.4%	4,461	2.6%
Film and Electrolytic	(2,828)	-1.1%	(11,678)	-6.7%
Total	37,962	15.3%	(2,887)	-1.7%

Other expense, net	2,458	1.0%	88,476	51.1%
Income (loss) before income taxes	35,504	14.3%	(91,363)	-52.7%
Income tax expense	593	0.2%	1,712	1.0%
Net income (loss)	$34,911	14.0%	$(93,075)	-53.7%

Consolidated Comparison of the Second Quarter of Fiscal Year 2011 with the Second Quarter of Fiscal Year 2010

Net Sales

Net sales for quarter ended September 30, 2010 were $248.6 million, which represented a 43.5% increase from net sales of $173.3 million in the second quarter of fiscal year 2010 due to an improvement in business across all segments.  Net sales for the second quarter of fiscal year 2011 improved by 2.0% when compared to first quarter of fiscal year 2011.

By region, 29% of net sales for the quarter ended September 30, 2010 were to customers in the Americas, 37% were to customers in APAC, and 34% were to customers in EMEA.  For the quarter ended September 30, 2009, 25% of net sales were to customers in the Americas, 40% were to customers in APAC, and 35% were to customers in EMEA.

By channel, 53% of net sales for the quarter ended September 30, 2010, were to distribution customers, 15% were to electronic manufacturing services customers, and 32% were to original equipment manufacturing customers.  For the quarter ended September 30, 2009, 46% of net sales were to distribution customers, 15% were to electronic manufacturing services customers, and 39% were to original equipment manufacturing customers.

Gross Margin

Our gross margin for the second quarter of fiscal year 2011 increased $45.2 million when compared to the second quarter of fiscal year 2010.  Gross margin as a percent to net sales improved to 28.0% of net sales in the second quarter of fiscal year 2011, up from 14.1% of net sales in the second quarter of fiscal year 2010.  The primary contributor to the higher gross margin was the increase in volume and overall average selling prices, while fixed cost reductions previously initiated in headcount and other manufacturing expenses were sustained during the second quarter of fiscal year 2011.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $25.0 million, or 10.1% of net sales for the second quarter of fiscal year 2011 compared to $20.5 million, or 11.8% of net sales for second quarter of fiscal year 2010.  The $4.5 million increase in SG&A expenses includes an increase of $1.4 million in selling expenses consistent with the increase in sales.  In addition, there was an increase of $3.2 million related to incentive accruals, $0.4 million related to marketing and $0.2 million related to ERP integration costs in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010.  These increased expenses were offset by a decrease in expense associated with the cancellation of an incentive plan of $1.1 million which was incurred in the second quarter of fiscal year 2010.

Research and Development

Research and development expenses were $6.2 million, or 2.5% of net sales for the second quarter of fiscal year 2011, compared to $5.6 million, or 3.2% of net sales for the second quarter of fiscal year 2010. The 11.8% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.  The growth in spending also reflects KEMET’s increased focus on Specialty product development which requires an increase in sampling, tooling, and testing.

Restructuring Charges

We incurred $1.3 million in restructuring charges in the second quarter of fiscal year 2010 compared to $2.3 million in restructuring charges for the second quarter of fiscal year 2011.  The restructuring charges in the second quarter of fiscal year 2011 included $1.6 million in charges for the relocation of equipment to Mexico and China as well as a distribution center relocation project and $0.7 million for reductions in workforce, primarily in Film and Electrolytic.

Operating Income (Loss)

Operating income for the quarter ended September 30, 2010 was $38.0 million compared to an operating loss of $2.9 million for the quarter ended September 30, 2009.  Gross margin increased $45.2 million as compared to the second quarter of fiscal year 2010 and a $1.6 million gain was realized on the sale of an idle facility in the U.S.  These improvements were offset by the increase in operating expenses of $5.1 million and we incurred $2.3 million in restructuring charges in the second quarter of fiscal year 2011 compared to $1.3 million during the second quarter of fiscal year 2010.

Other (Income) Expense, net

Other (income) expense, net was an expense of $88.5 million in the second quarter of fiscal year 2010 compared to an expense of $2.5 million in the second quarter of fiscal year 2011.  The improvement is mainly attributable to no expense in the second quarter of fiscal year 2011 related to the increase in value of warrant compared to $81.1 million in the second quarter of fiscal year 2010.  In addition, during the second quarter of fiscal year 2011, we granted a supplier of tantalum powder and wire and related materials, a non-exclusive license, with a right to sublicense, concerning certain patents and patent applications which resulted in a net gain of $2.0 million.  Also, there was a gain on foreign currency translation of $2.7 million in the second quarter of fiscal year 2011 as compared to a loss on foreign currency translation of $1.4 million in the second quarter of fiscal year 2010, primarily due to the strengthening of the Euro against the dollar.  Partially offsetting these favorable items was a $0.9 million increase in net interest expense in the second quarter of fiscal year 2011 compared with the second quarter of fiscal year 2010.

Income Taxes

Our income tax expense for the second quarter of fiscal year 2011 is $0.6 million compared to an income tax expense of $1.7 million for the second quarter of fiscal year 2010.  Income tax expense for the second quarter of fiscal year 2011 is comprised of $0.6 million of income tax expense related to foreign operations.  There was no federal or state income tax expense due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.  The effective tax rate for the second quarter of fiscal year 2011 was 1.7%.

During the second quarter of fiscal year 2010, the net income tax expense of $1.7 million was comprised of $1.6 million of income tax expense from foreign operations and $0.1 million of state income tax expense.  The effective tax rate for the second quarter of fiscal year 2010 was (1.9)%.

Business Groups Comparison of the Quarter Ended September 30, 2010 with the Quarter Ended September 30, 2009

Tantalum

Net Sales

Net sales increased 51.1% during the second quarter of fiscal year 2011, as compared to the second quarter of fiscal year 2010.  Unit sales volume increased 16.5% during the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010.  Average selling prices increased 29.7% for the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010.  The increase in average selling prices is due primarily to a shift in regional sales quantities to the Americas and EMEA as well as an increase in average selling prices for most product lines.    Americas and EMEA unit sales quantities represented 49.4% of the total units sold in the second quarter of the fiscal year 2011 as compared to 37.8% in the same quarter of fiscal year 2010.  All three regions and sectors were strong, bolstered by the automotive, industrial, wireless and computer segments.

Gross Margin

Gross margin as a percent to Tantalum net sales increased to 33.7% in the second quarter of fiscal year 2011 as compared to 19.7% in the second quarter of fiscal year 2010.  The primary contributor to the higher gross margin was driven by the increase in sales quantities and average selling prices, while reducing fixed cost spending, from the cost reductions initiated throughout fiscal year 2009 in headcount and other manufacturing expenses.

Operating Income

Operating income for the second quarter of fiscal year 2011 improved to $27.5 million when compared to the second quarter of fiscal year 2010 of $4.3 million.  The improvement is attributable to an increase in gross margin of $25.6 million and a gain on sales and disposals of assets of $0.1 million in the second quarter of fiscal year 2011 compared to less than $0.1 million in the second quarter of fiscal year 2010.  This was offset by an increase in operating expenses of $2.4 million, and an increase in restructuring charges to $0.3 million as compared to $0.1 million in the second quarter of fiscal year 2011 as compared to the same quarter of fiscal year 2010.

Ceramics

Net Sales

Net sales increased by 38.4% during the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010, due to higher unit sales volumes and average selling prices. Unit sales volumes increased 25.1% during the second quarter of fiscal year 2011, as compared to the same period last year due primarily to strong market demand across all regions.  Average selling price increased 10.6% due primarily to region mix and product line mix effects.

Gross Margin

Gross margin as a percent to Ceramics net sales increased to 34.2% in the second quarter of fiscal year 2011 from 25.6% in the second quarter of fiscal year 2010.  The improvement in gross margin can be attributed primarily to higher volume and, to a lesser extent, increased efficiencies.

Operating Income

Operating income for the second quarter of fiscal year 2011 was $13.3 million, an improvement of $8.9 million when compared to $4.5 million of operating income in the second quarter of fiscal year 2010.  The improvement is primarily attributable to an increase in gross margin of $8.9 million as well as the gain on sales and disposals of assets of $1.6 million in the second quarter of fiscal year 2011 compared to a loss on sales and disposals of assets less than $0.1 million in the second quarter of fiscal year 2010.  This improvement was offset by an increase in operating expenses of $1.6 million in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010.

Film and Electrolytic

Net Sales

Net sales increased from $50.3 million in the second quarter of fiscal year 2010 to $68.0 million in the second quarter of fiscal year 2011. Unit sales volume for the second quarter of fiscal year 2011 increased for almost all product lines for a total increase of 41.7% compared to the second quarter of fiscal year 2010.  In addition, there was a 4.8% increase in the average selling price in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 despite the $4.8 million adverse effect of foreign exchange.  Average selling prices increased over almost all product lines.

Gross Margin

Gross margin as a percent to Film and Electrolytic net sales increased to 3.4% in the second quarter of fiscal year 2011 from negative 1.2% in the second quarter of fiscal year 2010.  The improvement is due to both increased volume and the improvement in average selling prices which was partially offset by foreign exchange.

Operating (Loss)

Operating loss for the second quarter of fiscal year 2011 was $2.8 million as compared to an operating loss of $11.7 million in second quarter of fiscal year 2010.  Gross margin increased $10.7 million in the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010.  Offsetting the improvement in gross margin was a $1.0 million increase in operating expenses as compared to the second quarter of fiscal year 2010.  Within the operating expenses increase, research and development costs increased $0.2 million to ensure that products are available to support our growth and to meet customer needs.  In addition, restructuring charges were $1.9 million in the second quarter of fiscal year 2011 compared to $1.1 million in the second quarter of fiscal year 2010.

Comparison of the Six Month Period Ended September 30, 2010 with the Six Month Period Ended September 30, 2009

The following table sets forth the operating income (loss) for each of our business segments for the six month periods ended September 30, 2010 and September 30, 2009.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (dollars in thousands):

	Six Months Ended
	September 30, 2010		September 30, 2009
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$237,441	48.2%	$154,355	47.7%
Ceramics	111,054	22.6%	73,946	22.9%
Film and Electrolytic	143,887	29.2%	95,131	29.4%
Total	$492,382	100.0%	$323,432	100.0%

Gross margin
Tantalum	$73,127	14.9%	$30,199	9.3%
Ceramics	37,377	7.6%	18,491	5.7%
Film and Electrolytic	20,122	4.1%	(3,670)	-1.1%
Total	130,626	26.5%	45,020	13.9%

SG&A expenses
Tantalum	21,309	4.3%	16,468	5.1%
Ceramics	11,442	2.3%	8,494	2.6%
Film and Electrolytic	16,463	3.3%	13,573	4.2%
Total	49,214	10.0%	38,535	11.9%

R&D expenses
Tantalum	6,082	1.2%	5,336	1.6%
Ceramics	3,026	0.6%	2,934	0.9%
Film and Electrolytic	3,147	0.6%	2,078	0.6%
Total	12,255	2.5%	10,348	3.2%

Restructuring charges
Tantalum	779	0.2%	108	—
Ceramics	187	—	51	—
Film and Electrolytic	3,129	0.6%	1,108	0.3%
Total	4,095	0.8%	1,267	0.3%

Net (gain) loss on sales and disposals of assets
Tantalum	(15)	—	155	—
Ceramics	(1,632)	-0.3%	103	—
Film and Electrolytic	212	—	—	—
Total	(1,435)	-0.3%	258	0.1%

Operating income (loss)
Tantalum	44,972	9.1%	8,132	2.5%
Ceramics	24,354	4.9%	6,909	2.1%
Film and Electrolytic	(2,829)	-0.6%	(20,429)	-6.3%
Total	66,497	13.5%	(5,388)	-1.7%

Other expense, net	49,817	10.1%	59,855	18.5%
Income (loss) before income taxes	16,680	3.4%	(65,243)	-20.2%
Income tax expense	1,868	0.4%	2,742	0.8%
Net income (loss)	$14,812	3.0%	$(67,985)	-21.0%

Consolidated Comparison of the Six Month Period Ended September 30, 2010 with the Six Month Period Ended September 30, 2009

Net Sales

Net sales for the six month period ended September 30, 2010 increased by $169.0 million, or 52.2% to $492.4 million compared to the same period in fiscal year 2010.

By region, 26% of net sales for the six month period ended September 30, 2010 were to customers in the Americas, 39% were to customers in APAC, and 35% were to customers in EMEA.  For the six month period ended September 30, 2009, 25% of net sales were to customers in the Americas, 40% were to customers in APAC, and 35% were to customers in EMEA.

By channel, 52% of net sales for the six month period ended September 30, 2010 were to distribution customers, 15% were to electronic manufacturing services customers, and 33% were to original equipment manufacturing customers.  For the six month period ended September 30, 2009, 46% of net sales were to distribution customers, 15% were to electronic manufacturing services customers, and 39% were to original equipment manufacturing customers.

Gross Margin

Gross margin as a percent to net sales improved to 26.5% of net sales for the six month period ended September 30, 2010, an increase from 13.9% of net sales for the six month period ended September 30, 2009.  The primary contributor to the higher gross margin was the increase in volume and overall average selling prices, while fixed cost reductions previously initiated in headcount and other manufacturing expenses were sustained during the first half of fiscal year 2011.

Selling, General and Administrative Expenses

SG&A expenses for the six month period ended September 30, 2010 were $49.2 million, or 10.0% of net sales, as compared to $38.5 million, or 11.9% of net sales for the same period in fiscal year 2010.  The $10.7 million increase in SG&A expenses includes an increase of $3.3 million in selling expenses consistent with the increase in sales.  In addition, there was an increase of $6.2 million related to incentive accruals, $0.9 million related to marketing expenses and $0.7 million related to ERP integration costs in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010.  These higher expenses were offset by a decrease in expenses associated with the cancellation of an incentive plan of $1.1 million which were incurred in the second quarter of fiscal year 2010.

Research and Development Expenses

R&D expenses for the six month period ended September 30, 2010 were $12.3 million, or 2.5% of net sales, as compared to $10.3 million, or 3.2% of net sales for the same period in fiscal year 2010.  The 18.4% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.  The growth in spending also reflects KEMET’s increased focus on Specialty product development which requires an increase in sampling, tooling, and testing.

Restructuring Charges

During the six month period ended September 30, 2009, we incurred $1.3 million in restructuring charges compared to $4.1 million in restructuring charges for the six month period ended September 30, 2010.  The restructuring charges in the six month period ended September 30, 2010 included $3.1 million in charges for the relocation of equipment to Mexico and China as well as a distribution center relocation project and $1.0 million for reductions in workforce, primarily in Film and Electrolytic.

Operating Income (Loss)

Operating income for the six month period ended September 30, 2010 was $66.5 million, compared to operating loss of $5.4 million for the six month period ended September 30, 2009, an improvement of $71.9 million.  Gross margin increased $85.6 million and Gain (loss) on sales and disposals of assets improved $1.7 million compared to the six months ended September 30, 2009.  These improvements were offset by the increase in operating expenses of $12.6 million and $4.1 million in restructuring charges in the six month period ended September 30, 2010 compared to $1.3 million during the six month period ended September 30, 2009.

Other (Income) Expense, net

Other (income) expense, net was an expense of $49.8 million in the first half of fiscal year 2011 compared to an expense of $59.9 million in the first half of fiscal year 2010.  The improvement is attributable to zero expense in the first half of fiscal year 2011 related to the increase in value of warrant compared to $81.1 million of expense in the first half of fiscal year 2010.  In addition, we granted a supplier of tantalum powder and wire and related materials, a non-exclusive license, with a right to sublicense, concerning certain patents and patent applications which resulted in a net gain of $2.0 million in the first half of fiscal year 2011.  Also, there was a gain on foreign currency translation of $1.4 million in the first half of fiscal year 2011 as compared to a loss on foreign currency translation of $5.6 million in first half of fiscal year 2010, primarily due to the strengthening of the Euro against the dollar.   These items were offset by a $38.2 million non-cash loss recognized on the early extinguishment of debt in the first half of fiscal year 2011 compared to a $38.9 million non-cash gain we recognized on the early extinguishment of debt in the first half of fiscal year 2010.  Also offsetting these favorable items was a $2.5 million increase in net interest expense in the six month period ended September 30, 2010 compared with the six month period ended September 30, 2009 primarily related to the restructuring of our debt to the 10.5% Senior Notes.

Income Taxes

For the six month period ended September 30, 2010, income tax expense of $1.9 million is comprised of a $1.8 million income tax expense related to foreign operations and $0.1 million of federal and state income tax expense.  During the six month period ended September 30, 2009, we recognized net income tax expense of $2.7 million comprised of a $2.5 million income tax expense related to foreign operations and $0.2 million of federal and state income tax expense.  The effective tax rate was 11.2% and (4.2)% for the six month periods ended September 30, 2010 and 2009, respectively.

Business Groups Comparison of the Six Month Period Ended September 30, 2010 with the Six Month Period Ended September 30, 2009

Tantalum

Net Sales

Net sales increased 53.8% during the six month period ended September 30, 2010, as compared to the same period of fiscal year 2010.  Unit sales volume for the six month period ended September 30, 2010 increased 26.1% as compared to the same six month period in fiscal year 2010.  Average selling prices increased 22.0% for the six month period ended September 30, 2010 as compared to the six month period ended September 30, 2009.  The increase in average selling prices is due primarily to a shift in regional sales quantities to the Americas and EMEA as well as an increase in average selling prices in most product lines.  Americas and EMEA unit sales quantities represented 49.4% of the total units sold in the six month period ended September 30, 2010 as compared to 37.8% in the same period of fiscal year 2010.  All three regions and sectors were strong, bolstered by the automotive, industrial, wireless and computer segments.

Gross Margin

Gross margin increased by $42.9 million during the six month period ended September 30, 2010, as compared to the six month period ended September 30, 2009.  There was a corresponding increase in gross margin as a percentage to Tantalum net sales which increased to 30.8% during the six month period ended September 30, 2010 from 19.6% during the same period of fiscal year 2010.  The primary contributor to the higher gross margin was driven by the increase in sales quantities and average selling prices while minimizing fixed cost spending.  In addition, gross margin improved due to the cost reductions initiated throughout fiscal year 2009 in headcount and other manufacturing expenses.

Operating Income (Loss)

Operating income for six month period ended September 30, 2010 was $45.0 million, as compared to an operating income of $8.1 million in the first half of fiscal year 2010.  The improvement is attributable to the increase in gross margin of $42.9 million when comparing the six month period ended September 30, 2010 to the six month period ended September 30, 2009 and the first half of fiscal year 2011 had no loss on sales and disposals of assets as compared to $0.2 million in the first half of fiscal year 2010.  This increase was offset by an increase in operating expenses of $5.6 million, and an increase in restructuring charges of $0.7 million during the six month period ended September 30, 2010 as compared to the six month period ended September 30, 2009.

Ceramics

Net Sales

Net sales increased by 50.2% during the six month period ended September 30, 2010, as compared to the same period of fiscal year 2010.  The increase was primarily attributable to higher unit volumes and average selling prices. Unit sales volume increased 45.2% during the six month period ended September 30, 2010, as compared to the same period of fiscal year 2010 due to strong market demand across all regions. Average selling prices increased 3.5% due primarily to product mix and region mix improvements over fiscal year 2010.

Gross Margin

Gross margin as a percentage of Ceramics net sales increased to 33.7% from 25.0% in the six month period ended September 30, 2009.  The improvement in gross margin can be attributed primarily to higher unit sales volume, higher average selling prices and, to a lesser extent, increased manufacturing efficiencies.

Operating Income

Operating income improved from $6.9 million in the first half of fiscal year 2010 to an operating income of $24.4 million in the first half of fiscal year 2011.  The increase in operating income of $17.4 million was attributable to the $18.9 million increase in gross margin as well as the gain on sales and disposals of assets of $1.6 million in the first half of fiscal year 2011 compared to a loss on sales and disposals of assets of $0.1 million in the first half of fiscal year 2010.  These increases were offset by an increase in operating expenses of $3.0 million and an increase in restructuring charges of $0.1 million during the six month period ended September 30, 2010 as compared to the six month period ended September 30, 2009.

Film and Electrolytic

Net Sales

Net sales increased by 51.3% from $95.1 million in the first half of fiscal year 2010 to $143.9 million in the first half of fiscal year 2011.  Unit sales volume for the six month period ended September 30, 2010 increased for almost all product lines for a total increase of 53.4% compared to the six month period ended September 30, 2009.  In addition, there was a 4.7% increase in the average selling price in the first half of fiscal year 2011 compared to the first half of fiscal year 2010, excluding the foreign exchange impact.  Average selling prices increased over all product lines and geographic regions, excluding the foreign exchange impact.

Gross Margin

Gross margin increased $23.8 million from negative $3.7 million in the first half of fiscal year 2010 to $20.1 million in the first half of fiscal year 2011.  The increase is due to both increased unit sales volume and the improvement in average selling prices which was partially offset by foreign exchange.

Operating Loss

Operating loss was $2.8 million in the first half of fiscal year 2011 compared to an operating loss of $20.4 million in the first half of fiscal year 2010.  The improvement in operating loss of $17.6 million was attributable primarily to the $23.8 million improvement in gross margin.   This increase was offset by an increase in operating expenses of $4.8 million in the first half of fiscal year 2011 as compared to the first half of fiscal year 2010, an increase in restructuring charges of $2.0 million during the six month period ended September 30, 2010 as compared to the six month period ended September 30, 2009, and a $0.2 million loss on sales and disposals of assets in the first half of fiscal year 2011 as compared to zero in the first half of fiscal year 2010.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, these cash needs have been met by cash flows from operations, borrowings under our credit agreements and existing cash balances.

Issuance of 10.5% Senior Notes

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

The 10.5% Senior Notes were issued pursuant to a 10.5% Senior Notes Indenture, dated as of May 5, 2010, by and among us, our domestic restricted subsidiaries (the “Guarantors”) and Wilmington Trust Company, as trustee (the “Trustee”). The 10.5% Senior Notes will mature on May 1, 2018, and bear interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior Notes are our senior obligations and are guaranteed by each of the Guarantors and secured by a first priority lien on 51% of the capital stock of certain of our foreign restricted subsidiaries.

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

On October 26, 2010, the Company filed a Form S-4 to offer, in exchange for our outstanding 10.5% Senior Notes due 2018 ( “Old Notes”), up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.

Revolving loans may be used to pay fees and transaction expenses associated with the closing of the credit facilities, to pay obligations outstanding under the Loan and Security Agreement and for working capital and other lawful corporate purposes of KEC and KEMET Singapore.  Borrowings under the U.S. and Singapore facilities are subject to a borrowing base.  The borrowing base consists of:

• in the case of the U.S. facility, (A) 85% of KEC’s accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of $4 million and 40% of the net book value of inventory of KEC that satisfy certain eligibility criteria plus (C) the lesser of $3 million and 70% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

• in the case of the Singapore facility, (A) 85% of KEMET Singapore’s accounts receivable that satisfy certain eligibility criteria less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

Interest is payable on borrowings monthly at a rate equal to the London Interbank Offer Rate (“LIBOR”) or the base rate, plus an applicable margin, as selected by the Borrower. Depending upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of the latest test date, the applicable margin under the U.S. facility varies between 3.00% and 3.50% for LIBOR advances and 2.00% and 2.50% for base rate advances, and under the Singapore facility varies between 3.25% and 3.75% for LIBOR advances and 2.25% and 2.75% for base rate advances.

The base rate is subject to a floor that is 100 basis points above LIBOR.

An unused line fee is payable monthly in an amount equal to 0.75% per annum of the average daily unused portion of the facilities during any month; provided, that such percentage rate is reduced to (a) 0.50% per annum for any month in which the average daily balance of the facilities is greater than 33.3% of the total revolving commitment and less than 66.6% of the total revolving commitment, and (b) 0.375% per annum for any month in which the average daily balance of the facilities is greater than or equal to 66.6% of the total revolving commitment. A customary fee is also payable to the administrative agent on a quarterly basis.

KEC’s ability to draw funds under the U.S. facility and KEMET Singapore’s ability to draw funds under the Singapore facility are conditioned upon, among other matters:

• the absence of the existence of a Material Adverse Effect (as defined in the Loan and Security Agreement);

• the absence of the existence of a default or an event of default under the Loan and Security Agreement; and

• the representations and warranties made by KEC and KEMET Singapore in the Loan and Security Agreement continuing to be correct in all material respects.

The parent corporation of KEC - KEMET Corporation - and the Guarantors guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantors (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the Borrowers and Guarantors are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a “Cash Dominion Trigger Event”).

KEC and the Guarantors guarantee the Singapore facility obligations.  In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore’s assets.  Within 90 days after the closing date, KEMET Singapore’s bank accounts will be transferred over to Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.

A fixed charge coverage ratio of at least 1.1:1.0 must be maintained as at the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of at least forty-five consecutive days:  (i) an event of default, (ii) aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) availability of the U.S. facility has been less than $3.75 million.  The fixed charge coverage ratio tests the EBITDA and fixed charges of KEMET Corporation and its subsidiaries on a consolidated basis.

In addition, the Loan and Security Agreement includes negative covenants that, subject to exceptions, limit the ability of KEMET Corporation and its direct and indirect subsidiaries to, among other things:

• incur additional indebtedness;

• create liens on assets;

• make capital expenditures;

• engage in mergers, consolidations, liquidations and dissolutions;

• sell assets (including pursuant to sale leaseback transactions);

• pay dividends and distributions on or repurchase capital stock;

• make investments (including acquisitions), loans, or advances;

• prepay certain junior indebtedness;

• engage in certain transactions with affiliates;

• enter into restrictive agreements;

• amend material agreements governing certain junior indebtedness; and

• change its lines of business.

The Loan and Security Agreement includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Loan and Security Agreement.

Short Term Liquidity

Based on our current operating plans management believes that cash generated from operations will be sufficient to cover our operating requirements for the next twelve months, including principal and interest payments and expected capital expenditures for fiscal year 2011 of in the range of $28 million to $35 million.

Our cash and cash equivalents increased by $38.3 million for the six month period ended September 30, 2010 as compared with an increase of $18.2 million during the six month period ended September 30, 2009.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Six Months Ended September 30,
	2010	2009
Cash provided by operating activities	$56,445	$20,756
Cash used in investing activities	(8,396)	(3,730)
Cash provided by (used in) financing activities	(10,556)	910
Effects of foreign currency fluctuations on cash	762	272
Net increase in cash and cash equivalents	$38,255	$18,208

Operations

Cash provided by operating activities improved $35.7 million in the six month period ended September 30, 2010 compared to the six month period ended September 30, 2009.  This improvement is primarily a result of an increase of $76.1 million related to operations (net income adjusted for non-cash items) for the six month period ended September 30, 2010 compared to the six month period ended September 30, 2009.  Offsetting this increase was a decrease in cash from working capital of $38.4 million.  The decrease in cash from working capital when comparing the first half of fiscal year 2011 to the first half of fiscal year 2010 is primarily due to an increase in accounts receivable and inventory related to the increase in sales and demand for our products.  Accounts receivables increased $11.1 million in the first half of fiscal year 2011 compared to an increase of $3.6 million in the first half of fiscal year 2010 primarily due to an increase in sales.  In the six month period ended September 30, 2010, we used $30.2 million in cash due to an increase in our inventories.  For the first half of fiscal year 2011, raw material inventory increased $20.6 million, due primarily to price increases in Tantalum raw materials as well an increase in the volume of raw materials.  The increase in raw material quantities was driven by increased sales levels and accelerating purchases of raw materials that are expected to increase in price.  The $38.2 million loss on early extinguishment of debt was a non-cash item and did not affect cash provided by operations in the first half of fiscal year 2011.  Likewise, the $38.9 million gain on early extinguishment of debt and the $81.1 million increase in warrant value were non-cash items which did not affect cash provided by operations in the first half of fiscal year 2010.  In the six month period ended September 30, 2009, we generated $14.5 million in cash as we focused on reducing our inventories.

Investing

Cash used in investing activities was $8.4 million in the six month period ended September 30, 2010 compared to $3.7 million in the six month period ended September 30, 2009 due to an increase in capital expenditures.  The capital expenditure amount for the first half of fiscal year 2011 included $2.7 million for the acquisition of land in Italy to be used as the site for a new manufacturing facility in order to consolidate our Italian operations.  The remaining purchase price for the land in Italy will be paid in seven annual payments of EUR 500 thousand ($600 thousand) beginning on April 28, 2013.   Capital expenditures were offset by proceeds from the sale of assets in the six month period ended September 30, 2010 of $5.4 million.  There were no proceeds from the disposal of assets in the six month period ended September 30, 2009.

Financing

Cash used in financing activities was $10.6 million in the six month period ended September 30, 2010 as compared to cash provided by financing activities of $0.9 million in the six month period ended September 30, 2009.  In the first half of fiscal year 2011, proceeds from the issuance of debt resulted from the private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018. The proceeds of $182.5 million were used to repay all of the outstanding indebtedness under our credit facilities with K Financing, LLC, our € 60 million credit facility and €35 million credit facility with UniCredit and our term loan with Vishay.  We used $38.1 million to retire $40.5 million in aggregate principal amount of our Convertible Notes and $6.6 million to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We made a principal payment related to UniCredit Facility A on April 1, 2010 for €7.7 million ($10.4 million). Our next significant maturity is November 15, 2011 when the Convertible Note holders have the right to require us to repurchase for cash all or a portion of the Convertible Notes outstanding of $40.6 million.

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

In the first half of fiscal year 2010, payments of debt relate primarily to retirement of the Convertible Notes discussed above as well as a principal payment on UniCredit Facility A.

Commitments

At September 30, 2010, we had contractual obligations in the form of debt and interest payments as follows (amounts in thousands):

		Payments Due by Period
					More than
	Total	Year 1	Years 2-3	Years 4-5	5 years
Debt obligations(1)	$279,955	$5,457	$43,844	$654	$230,000
Interest obligations	184,426	25,151	48,515	48,305	62,455
	$464,381	$30,608	$92,359	$48,959	$292,455

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

Our operating lease obligations, European social security, and pension benefit and other postretirement benefit obligations have not changed materially from those disclosed in the Company’s 2010 Annual Report.

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

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Operating income (loss)	$37,962	$(2,887)	$66,497	$(5,388)

Adjustments:
Restructuring charges	2,303	1,267	4,095	1,267
(Gain) loss on sales and disposals of assets	(1,770)	52	(1,435)	258
Cancellation of incentive plan	—	1,161	—	1,161
Write off of capitalized advisor fees	—	413	—	413
ERP integration costs	375	—	655	—
Total adjustments	908	2,893	3,315	3,099

Adjusted operating income (loss)	$38,870	$6	$69,812	$(2,289)

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$34,911	$(93,075)	$14,812	$(67,985)

Adjustments:
(Gain) loss on early extinguishment of debt	—	—	38,248	(38,921)
Restructuring charges	2,303	1,267	4,095	1,267
Amortization included in interest expense	830	3,319	2,754	5,883
(Gain) loss on sales and disposals of assets	(1,770)	52	(1,435)	258
Gain on licensing of patents	(2,000)	—	(2,000)	—
Cancellation of incentive plan	—	1,161	—	1,161
Write off of capitalized advisor fees	—	413	—	413
ERP integration costs	375	—	655	—
Increase in value of warrant	—	81,088	—	81,088
Income tax impact of adjustments	(364)	(67)	(632)	671
Total adjustments	(626)	87,233	41,685	51,820

Adjusted net income (loss)	$34,285	$(5,842)	$56,497	$(16,165)

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$34,911	$(93,075)	$14,812	$(67,985)

Adjustments:
Income tax expense	593	1,712	1,868	2,742
Interest expense, net	7,250	6,389	14,687	12,177
Depreciation and amortization expense	14,132	13,226	28,642	25,490
(Gain) loss on early extinguishment of debt	—	—	38,248	(38,921)
Increase in value of warrant	—	81,088	—	81,088
Restructuring charges	2,303	1,267	4,095	1,267
Foreign exchange transaction (gain) loss	(2,679)	1,416	(1,407)	5,635
Stock-based compensation expense	333	1,379	482	1,628
(Gain) loss on sales and disposals of assets	(1,770)	52	(1,435)	258
ERP integration costs	375	—	655	—
Gain on licensing of patents	(2,000)	—	(2,000)	—
Total adjustments	18,537	106,529	83,835	91,364

Adjusted EBITDA	$53,448	$13,454	$98,647	$23,379

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

Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization expense, adjusted to exclude increase in value of warrant, restructuring charges, stock-based compensation expense, (gain) loss on sales and disposals of assets, (gain) loss on the early extinguishment of debt, foreign exchange transaction (gain) loss, ERP integration costs and gain on licensing of patents. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

There were no accounting standards adopted in the second quarter of fiscal year 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1  Loan and Security Agreement, dated as of September 30, 2010, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., and Bank of America, N.A., as agent and Banc of America Securities LLC, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2010).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Income for the three and six months ended September 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at September 30, 2010, and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2010
KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1  Loan and Security Agreement, dated as of September 30, 2010, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., and Bank of America, N.A., as agent and Banc of America Securities LLC, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2010).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Income for the three and six months ended September 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at September 30, 2010, and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.