Form 10-Q
period 2010-12-31
KEMET CORP
filed 2011-02-08
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15491

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 4, 2011 was 37,125,387.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended December 31, 2010

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,772	$79,199
Accounts receivable, net	147,630	137,385
Inventories, net	207,506	150,508
Prepaid expenses and other	15,421	18,790
Deferred income taxes	6,052	2,129
Total current assets	504,381	388,011
Property and equipment, net of accumulated depreciation of $721,744 and $686,958 as of December 31, 2010 and March 31, 2010, respectively	298,331	319,878
Intangible assets, net	19,797	21,806
Other assets	11,355	11,266
Total assets	$833,864	$740,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,650	$17,880
Accounts payable, trade	90,164	78,829
Accrued expenses	70,885	63,606
Income taxes payable	2,530	1,096
Total current liabilities	205,229	161,411
Long-term debt, less current portion	230,611	231,629
Other non-current obligations	57,514	55,626
Deferred income taxes	10,650	8,023

Stockholders’ equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 39,508 and 29,508 shares at December 31, 2010 and March 31, 2010, respectively	395	295
Additional paid-in capital	479,201	479,705
Retained deficit	(108,810)	(150,789)
Accumulated other comprehensive income	14,667	11,990
Treasury stock, at cost (2,403 and 2,463 shares at December 31, 2010 and March 31, 2010, respectively)	(55,593)	(56,929)
Total stockholders’ equity	329,860	284,272

Total liabilities and stockholders’ equity	$833,864	$740,961

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net sales	$264,654	$199,923	$757,036	$523,355

Operating costs and expenses:
Cost of sales	192,132	163,670	553,888	442,082
Selling, general and administrative expenses	27,453	22,162	76,667	60,697
Research and development	6,947	5,637	19,202	15,985
Restructuring charges	1,102	1,322	5,197	2,589
Write down of long-lived assets	—	656	—	656
Net (gain) loss on sales and disposals of assets	29	240	(1,406)	498
Total operating costs and expenses	227,663	193,687	653,548	522,507

Operating income	36,991	6,236	103,488	848

Other (income) expense:
Interest income	(28)	(14)	(133)	(147)
Interest expense	7,756	7,434	22,548	19,744
Increase in value of warrant	—	—	—	81,088
(Gain) loss on early extinguishment of debt	—	—	38,248	(38,921)
Other (income) expense, net	1,471	688	(1,647)	6,199

Income (loss) before income taxes	27,792	(1,872)	44,472	(67,115)

Income tax expense (benefit)	625	(93)	2,493	2,649

Net income (loss)	$27,167	$(1,779)	$41,979	$(69,764)

Net income (loss) per share:
Basic	$0.96	$(0.07)	$1.53	$(2.59)
Diluted	$0.52	$(0.07)	$0.82	$(2.59)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$41,979	$(69,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on early extinguishment of debt	38,248	(38,921)
Increase in value of warrant	—	81,088
Depreciation and amortization	41,303	39,191
Amortization of debt discount and debt issuance costs	3,964	9,586
Write down of long-lived assets	—	656
Net (gain) loss on sales and disposals of assets	(1,406)	498
Stock-based compensation expense	911	1,788
Change in deferred income taxes	(1,186)	(751)
Change in operating assets	(64,485)	1,653
Change in operating liabilities	17,658	11,895
Other	(1,885)	(997)
Net cash provided by operating activities	75,101	35,922

Investing activities:
Capital expenditures	(19,559)	(7,593)
Proceeds from sales of assets	5,425	—
Change in restricted cash	—	(1,495)
Net cash used in investing activities	(14,134)	(9,088)

Financing activities:
Proceeds from issuance of debt	227,525	58,949
Payments of long-term debt	(230,300)	(51,628)
Net payments under other credit facilities	(2,626)	(650)
Debt issuance costs	(7,750)	(4,206)
Debt extinguishment costs	(207)	(3,605)
Proceeds from exercise of stock options	21	—
Net cash used in financing activities	(13,337)	(1,140)
Net increase in cash and cash equivalents	47,630	25,694
Effect of foreign currency fluctuations on cash	943	76
Cash and cash equivalents at beginning of fiscal period	79,199	39,204
Cash and cash equivalents at end of fiscal period	$127,772	$64,974

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

On November 5, 2010, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio equal to one-for-three (the “Reverse Stock Split”). The Reverse Stock Split was approved at a special meeting of our stockholders on November 3, 2010. All share and per share data in this Form 10-Q gives effect to the Reverse Stock Split.

Net sales and operating results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented in the Company’s 2010 Annual Report.  The Company has evaluated events and material transactions for potential recognition or disclosure occurring between the end of the Company’s most recent quarterly period and through the time that this Form 10-Q was filed with the SEC.

Recently Issued Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the nine month period ended December 31, 2010.

New accounting standards issued but not yet adopted

There are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Asset Sales

During the second quarter of fiscal year 2011, the Company sold a building and related equipment for net proceeds of $3.4 million resulting in a net gain of $1.6 million which is recognized as a component of the line item “Net (gain) loss on sales and disposals of assets” on the Condensed Consolidated Statements of Operations.

Restricted Cash

A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax (“VAT”) registration in The Netherlands.  The bank guarantee is in the amount of EUR 1.5 million ($2.0 million). An interest-bearing deposit was placed with a European bank for EUR 1.7 million ($2.2 million). The deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money if a valid claim is made. The bank guarantee has no expiration date.

Restricted cash of $2.2 million is included in the line item “Prepaid expenses and other” on the Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010.

Warrant Liability

Concurrent with the consummation of the tender offer as discussed in Note 2, “Debt”, the Company issued K Financing, LLC (“K Financing”) a warrant (the “Closing Warrant”) to purchase up to 26.8 million shares of the Company’s common stock, subject to certain adjustments, representing, at the time of issuance, approximately 49.9% of the Company’s outstanding common stock on a post-Closing Warrant basis. The Closing Warrant was subsequently transferred to K Equity, LLC (“K Equity”). The Closing Warrant was exercisable at a purchase price of $1.50 per share, subject to an adjustment which reduces the exercise price to a floor of $1.05 per share based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan (as defined in Note 2, “Debt”) and the Platinum Working Capital Loan exceed $12.5 million, at any time prior to the tenth anniversary of the Closing Warrant’s date of issuance. The floor exercise price was reached on September 29, 2009 when the aggregate borrowings under the Platinum Line of Credit Loan (as defined in Note 2, “Debt”) and the Platinum Working Capital Loan (as defined in Note 2, “Debt”) reached $20.0 million. The Closing Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility (as defined in Note 2, “Debt”), by cashless exercise to the extent of appreciation in the value of the Company’s common stock above the exercise price of the Closing Warrant, or by any combination of the preceding alternatives.

Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Closing Warrant issued to K Financing under the Revised Amended and Restated Platinum Credit Facility was reviewed as of June 30, 2009, the date of issuance, to determine whether it met the definition of a derivative. The Company’s evaluation of the Closing Warrant as of the date of issuance concluded that it was not indexed to the Company’s stock since the strike price was not fixed and as such was treated as a freestanding derivative liability. On September 29, 2009, the Company borrowed $10.0 million from the Platinum Working Capital Loan for general corporate purposes. As a result of this additional borrowing, the strike price of the Closing Warrant was fixed at $1.05 per share as of September 29, 2009, and the Company assessed whether the Closing Warrant still met the definition of a derivative. The Company’s evaluation of the Closing Warrant as of September 29, 2009, concluded that the Closing Warrant was indexed to the Company’s own stock and should be classified as a component of equity. The Company valued the Closing Warrant immediately prior to the strike price becoming fixed and recorded a mark-to-market adjustment of $81.1 million through earnings in the second quarter of fiscal year 2010. Subsequent to the strike price becoming fixed, the Company reclassified the warrant liability of $112.5 million into the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets and the Closing Warrant is no longer marked-to-market.

At September 30, 2009, the Company estimated the fair value of the Closing Warrant using the Black-Scholes option pricing model using the following assumptions:

Expected life	9.75 years
Expected volatility	66.0%
Risk-free interest rate	3.5%
Dividends	0%

On December 20, 2010, in connection with a secondary offering in which K Equity was the selling security holder, K Equity exercised a portion of the Closing Warrant representing the right to purchase 10.9 million shares of the Company’s common stock to the underwriters of the secondary offering, who exercised their full portion of the warrant at a price of $12.80 per share in a cashless exercise and received a net settlement of 10.0 million shares of the Company’s common stock.  These shares were sold as part of the secondary offering and KEMET did not receive any of the proceeds from the transaction.  K Equity retained the remaining portion of the warrant, representing the right to purchase 15.9 million shares of the Company’s common stock.

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

Assets measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2010 are as follows (amounts in thousands):

	Fair Value				Fair Value
	December 31,	Fair Value Measurement Using			March 31,	Fair Value Measurement Using
	2010	Level 1	Level 2 (2)	Level 3	2010	Level 1	Level 2 (3)	Level 3
Assets:
Money markets (1)	$16,192	$16,192	$—	$—	$28,761	$28,761	$—	$—
Long-term debt	294,722	39,895	254,827	—	260,496	70,492	190,004	—

(1)          Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)          For the 10.5% Senior Notes, the Company utilized a bid quote to quantify the fair value.  For the “other” debt a discounted cash flow valuation approach was used to calculate fair value.

(3)          The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were approximately 1% for the quarters and nine month periods ended December 31, 2010 and 2009. The Company recognizes warranty costs when they are both probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2010	March 31, 2010
Inventories:
Raw materials and supplies	$91,748	$64,927
Work in process	72,467	63,238
Finished goods	65,163	42,261
	229,378	170,426
Inventory reserves	(21,872)	(19,918)
Total inventory	$207,506	$150,508

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

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	December 31, 2010	March 31, 2010

10.5% Senior Notes, net of discount of $2,857 as of December 31, 2010	$227,143	$—
Convertible Debt, net of discount of $2,161 and $7,861 as of December 31, 2010 and March 31, 2010, respectively	38,420	73,220
UniCredit Agreement-A (€53,201 as of March 31, 2010)	—	71,710
UniCredit Agreement-B (€33,000 as of March 31, 2010)	—	44,481
Platinum Term Loan, net of discount of $22,308 as of March 31, 2010	—	15,525
Platinum Line of Credit Loan, net of discount of $4,056 as of March 31, 2010	—	5,944
Platinum Working Capital Loan	—	10,000
Vishay	—	15,000
Other	6,698	13,629
Total debt	272,261	249,509
Current maturities	(41,650)	(17,880)
Total long-term debt	$230,611	$231,629

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2010 and 2009, is as follows (amounts in thousands):

	Quarters Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Contractual interest expense	$6,546	$3,731	$18,584	$10,158
Amortization of debt issuance costs	262	914	867	1,908
Amortization of debt discount	948	2,789	3,097	7,678
Total interest expense	$7,756	$7,434	$22,548	$19,744

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

On May 5, 2010, in connection with the private placement of the 10.5% Senior Notes, the Company, the Company’s domestic restricted subsidiaries (the “Guarantors”) and the Initial Purchasers entered into the Registration Rights Agreement. The terms of the Registration Rights Agreement require the Company and the Guarantors to (i) use their commercially reasonable efforts to file with the Securities and Exchange Commission within 210 days after the date of the initial issuance of the 10.5% Senior Notes, a registration statement with respect to an offer to exchange the 10.5% Senior Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the 10.5% Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest); (ii) use their commercially reasonable efforts to consummate such exchange offer within 270 days after the date of the initial issuance of the 10.5% Senior Notes; and (iii) in certain circumstances, file a shelf registration statement for the resale of the 10.5% Senior Notes.  On October 26, 2010, the Company filed a Form S-4 to offer, in exchange for its outstanding 10.5% Senior Notes, up to $230.0 million in aggregate principal amount of 10.5% Senior Notes and the guarantees thereof which have been registered under the Securities Act of 1933, as amended.  The Form S-4 was declared effective on December 14, 2010 and on January 13, 2011, the Company completed the exchange for all of its outstanding 10.5% Senior Notes.

The private placement of the 10.5% Senior Notes resulted in proceeds to the Company of $227.0 million. The Company used a portion of the proceeds of the private placement to repay all of its outstanding indebtedness under the Company’s credit facility with K Financing, the Company’s EUR 60 million credit facility and EUR 35 million credit facility with UniCredit Corporate Banking S.p.A. (“UniCredit”) and the Company’s term loan with Vishay Intertechnology, Inc. (“Vishay”) and used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the Company’s 2.25% Convertible Senior Notes (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments.  Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $6.2 million as of December 31, 2010.  These costs will be amortized over the term of the 10.5% Senior Notes.

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

The 10.5% Senior Notes Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the 10.5% Senior Notes Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. The 10.5% Senior Notes Indenture also provides for events of default with respect to the collateral, which include default in the performance of (or repudiation, disaffirmation or judgment of unenforceability or assertion of unenforceability) by the Company or a Guarantor with respect to the provision of security documents under the 10.5% Senior Notes Indenture. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the 10.5% Senior Notes Indenture. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding 10.5% Senior Notes may declare the principal and accrued but unpaid interest, including additional interest, on all the 10.5% Senior Notes to be due and payable.

The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $4.0 million at December 31, 2010.

Platinum Credit Facility

On May 5, 2010, the Platinum Term Loan, the Platinum Line of Credit Loan, and the Platinum Working Capital Loan were extinguished.  The extinguishment of the Platinum facilities resulted in a $33.3 million loss on early extinguishment of debt due to the significant debt discount allocated to the Platinum facilities upon issuance. The calculation of the loss is as follows (amounts in thousands):

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

The Convertible Notes bear interest at a rate of 2.25% per annum, payable in cash semi-annually in arrears on each May 15 and November 15. The Convertible Notes are convertible into (i) cash in an amount equal to the lesser of the principal amount of the Convertible Notes and the conversion value of the Convertible Notes on the conversion date and (ii) cash or shares of the Company’s common stock (“Common Stock”) or a combination of cash and shares of the Common Stock, at the Company’s option, to the extent the conversion value at that time exceeds the principal amount of the Convertible Notes, at any time prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes, unless the Company has redeemed or purchased the Convertible Notes, subject to certain conditions. The conversion rate was 34.364 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $29.10 per share, subject to adjustments. The Convertible Notes are not currently convertible.

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

The Company received net proceeds from the sale of the Convertible Notes of approximately $170.2 million, after deducting discounts and estimated offering expenses of approximately $4.8 million. Net proceeds from the sale were used to repurchase approximately 1.1 million shares of Common Stock at a cost of approximately $74.7 million (concurrent with the initial closing of the Convertible Notes offering). Debt issuance costs are being amortized over a period of five years.

Issuance and transaction costs incurred at the time of the issuance of the Convertible Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the Convertible Notes, net of amortization, were $0.1 million as of December 31, 2010 and equity issuance costs were $1.3 million. The deferred tax liability and a corresponding valuation allowance adjustment in the same amount related to the Convertible Notes were $0.8 million as of December 31, 2010.

As of December 31, 2010, the remaining unamortized debt discount of the Convertible Notes will be amortized over a period of 10 months, the remaining expected term of the Convertible Notes.  The effective interest rate on the liability component is 9.1% on an annual basis.

On June 26, 2009, $93.9 million in aggregate principal amount of the Convertible Notes were validly tendered (representing 53.7% of the outstanding Convertible Notes).  As a result of the retrospective adoption effective April 1, 2009 of new guidance within ASC 470-20, “Debt With Conversion and Other Options”, the carrying value of the aggregate principal value of the tendered Convertible Notes was $81.0 million.  Holders of the Convertible Notes received $400 for each $1,000 principal amount of Convertible Notes purchased in the tender offer, plus accrued and unpaid interest up to, but not including, the date of payment for the Convertible Notes accepted for payment.  As a result of the consummated tender offer, on June 30, 2009, the Company used the $37.8 million Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Convertible Notes.  The extinguishment of these Convertible Notes resulted in a $38.9 million net gain ($1.44 per basic share) included in the line item “(Gain) loss on early extinguishment of debt” on the Condensed Consolidated Statements of Operations for the quarter and nine month period ended December 31, 2009. The calculation of the gain is as follows (amounts in thousands):

Reacquisition price:
Cash paid	$37,568
Tender offer fees	3,605
41,173
Extinguished debt:
Carrying amount of debt	80,987
Unamortized debt cost	(893)
80,094

Net gain	$38,921

On May 17, 2010, $40.5 million in aggregate principal amount of the Convertible Notes was extinguished.  The extinguishment resulted in a further $1.6 million loss on extinguishment of debt. The calculation of the loss is as follows (amounts in thousands):

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

The Convertible Notes are convertible into Common Stock at a rate equal to 34.364 shares per $1,000 principal amount of the Convertible Notes (equal to an initial conversion price of approximately $29.10 per share), subject to adjustment as described in the Convertible Notes Indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Convertible Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Convertible Notes Indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Common Stock with respect to the remainder. The contingent conversion feature was not required to be bifurcated and accounted for separately.

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

The Company will pay a make-whole premium on the Convertible Notes converted in connection with any fundamental change that occurs prior to November 20, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The maximum make-whole premium, expressed as a number of additional shares of the Common Stock to be received per $1,000 principal amount of the Convertible Notes, would be 10.32 upon the conversion of Convertible Notes in connection with the occurrence of a fundamental change prior to November 1, 2010, or November 20, 2011 if the stock price at that date is at least $22.38 per share of Common Stock. The Convertible Notes Indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $22.38 per share. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the Convertible Notes converted in connection with the fundamental change.

The estimated fair value of the Convertible Notes, based on quoted market prices as of December 31, 2010 and March 31, 2010, was approximately $40 million and $71 million, respectively. The Company had interest payable related to the Convertible Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $0.1 million and $0.7 million at December 31, 2010 and March 31, 2010, respectively.

UniCredit Credit Facility

As of March 31, 2010 the Company had two Senior Facility Agreements outstanding with UniCredit.  As of March 31, 2010, Facility A had EUR 53.2 million ($71.7 million) outstanding and Facility B had EUR 33.0 million ($44.5 million) outstanding.

On May 5, 2010, Facility A and Facility B were extinguished.  The extinguishment resulted in a $3.4 million loss on extinguishment of debt. The calculation of the loss is as follows (amounts in thousands):

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

The parent corporation of KEC - KEMET Corporation - and the Guarantors guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantors (other than assets that secure the 10.5% Senior Notes). The collection accounts of the Borrowers and Guarantors are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a “Cash Dominion Trigger Event”).

KEC and the Guarantors guarantee the Singapore facility obligations.  In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore’s assets.  Within four months after the closing date, KEMET Singapore’s bank accounts will be transferred over to Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.

A fixed charge coverage ratio of at least 1.1:1.0 must be maintained as of the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of at least forty-five consecutive days:  (i) an event of default, (ii) aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) availability of the U.S. facility has been less than $3.75 million.  The fixed charge coverage ratio tests the EBITDA and fixed charges of KEMET Corporation and its subsidiaries on a consolidated basis.

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

Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $1.3 million as of December 31, 2010.  These costs will be amortized over the term of the Loan and Security Agreement.  There were no borrowings against the Loan and Security Agreement as of December 31, 2010.

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

Ceramics

Ceramics operates in two manufacturing locations in Mexico and a manufacturing facility in China. This business group produces ceramic capacitors. In addition, the business group has a product innovation center in the United States.  Ceramics products are sold in all regions of the world.

Film and Electrolytic

Film and Electrolytic operates in fourteen manufacturing sites in Europe, Asia and Mexico. This business group produces film, paper, and electrolytic capacitors. In addition, the business group has a product innovation center in Sweden.  Film and Electrolytic products are sold in all regions in the world.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and nine month periods ended December 31, 2010 and 2009 (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net sales:
Tantalum	$125,325	$93,833	$362,766	$248,188
Ceramics	50,060	45,837	161,114	119,783
Film and Electrolytic	89,269	60,253	233,156	155,384
	$264,654	$199,923	$757,036	$523,355

Operating income (loss) (1)(2)(3):
Tantalum	$23,894	$9,598	$68,866	$17,730
Ceramics	8,246	7,584	32,600	14,493
Film and Electrolytic	4,851	(10,946)	2,022	(31,375)
	$36,991	$6,236	$103,488	$848

Depreciation and amortization expenses:
Tantalum	$7,442	$7,848	$24,548	$22,411
Ceramics	2,043	2,173	6,657	6,790
Film and Electrolytic	3,176	3,680	10,098	9,990
	$12,661	$13,701	$41,303	$39,191

Sales by region:
North and South America (Americas)	$70,245	$49,567	$197,946	$129,064
Europe, Middle East, Africa (EMEA)	101,303	74,241	273,326	189,315
Asia and Pacific Rim (APAC)	93,106	76,115	285,764	204,976
	$264,654	$199,923	$757,036	$523,355

The following table reflects each business group’s total assets as of December 31, 2010 and March 31, 2010 (amounts in thousands):

	December 31, 2010	March 31, 2010
Total assets:
Tantalum	$427,040	$378,344
Ceramics	166,957	169,564
Film and Electrolytic	239,867	193,053
	$833,864	$740,961

(1)          Restructuring charges included in Operating income (loss) were as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Restructuring charges (recoveries):
Tantalum	$(22)	$1,128	$757	$1,236
Ceramics	89	169	276	220
Film and Electrolytic	1,035	25	4,164	1,133
	$1,102	$1,322	$5,197	$2,589

(2)          Write downs of long-lived assets included in Operating income (loss) were as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Write down of long-lived assets:
Tantalum	$—	$656	$—	$656
Ceramics	—	—	—	—
Film and Electrolytic	—	—	—	—
	$—	$656	$—	$656

(3)           Net (gain) loss on sales and disposals of assets included in Operating income (loss) were as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net (gain) loss on sales and disposals of assets:
Tantalum	$3	$120	$(12)	$275
Ceramics	7	80	(1,625)	183
Film and Electrolytic	19	40	231	40
	$29	$240	$(1,406)	$498

Note 4. Restructuring Charges

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and nine month periods ended December 31, 2010 and 2009, is as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Manufacturing relocation costs	$1,176	$373	$4,256	$373
Personnel reduction costs	(74)	949	941	2,216
Restructuring charges	$1,102	$1,322	$5,197	$2,589

Nine Months Ended December 31, 2010

In fiscal year 2010, the Company initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole.  The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.  Restructuring charges in the nine months ended December 31, 2010 relate to this new plan and are primarily comprised of manufacturing relocation costs of $4.3 million for relocation of equipment from various plants to Mexico and China as well as a distribution center relocation project.  In addition, the Company incurred $0.9 million in personnel reduction costs due primarily to headcount reductions for 12 individuals at the upper management or executive level related to the Company’s initiative to reduce overhead within the Company as a whole.

Nine Months Ended December 31, 2009

Restructuring expense in the nine month period ended December 31, 2009 is primarily comprised of a headcount reduction of 57 employees in Finland and 32 employees in Portugal.  In addition to the headcount reductions, management incurred charges related to the relocation of equipment from Portugal to Mexico.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets were as follows (amounts in thousands):

	Quarter Ended December 31, 2010		Quarter Ended December 31, 2009
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$6,739	$—	$6,063	$—
Costs charged to expense	(74)	1,176	949	373
Costs paid or settled	(1,418)	(1,176)	(2,760)	(373)
Change in foreign exchange	(161)	—	(41)	—
End of period	$5,086	$—	$4,211	$—

	Nine Months Ended December 31, 2010		Nine Months Ended December 31, 2009
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$8,398	$—	$7,893	$—
Costs charged to expense	941	4,256	2,216	373
Costs paid or settled	(4,188)	(4,256)	(6,356)	(373)
Change in foreign exchange	(65)	—	458	—
End of period	$5,086	$—	$4,211	$—

Note 5. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the quarters and nine month periods ended December 31, 2010 and 2009 includes the following components (amounts in thousands):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income (loss)	$27,167	$(1,779)	$41,979	$(69,764)

Amortization of postretirement benefit plan	(80)	(103)	(230)	(63)
Amortization of defined benefit pension plans	59	—	171	(722)
Currency translation gain (loss) (1)	(2,432)	(1,258)	2,736	7,898
Total net income (loss) and other comprehensive income (loss)	$24,714	$(3,140)	$44,656	$(62,651)

(1) Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there was no significant deferred tax effect associated with the cumulative translation gains and losses during the year.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	December 31, 2010	March 31, 2010
Foreign currency translation gain	$16,929	$14,192
Defined benefit postretirement plan adjustments	2,180	2,411
Defined benefit pension plans	(4,442)	(4,613)
Accumulated other comprehensive income	$14,667	$11,990

Note 6. Intangible Assets

The following table highlights the Company’s intangible assets (amounts in thousands):

	December 31, 2010		March 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite Lived Intangibles:
Trademarks	$7,644	$—	$7,617	$—

Amortized Intangibles:
Customer relationships, patents and other (3-18 years)	19,767	7,614	18,911	4,722

	$27,411	$7,614	$26,528	$4,722

The Company completed its annual impairment test on the indefinite lived intangible assets in the first quarter of fiscal year 2011 and concluded no impairment existed.

Note 7. Income Taxes

During the third quarter of fiscal year 2011, the Company incurred $0.6 million of income tax expense which primarily relates to foreign operations.  There was no U.S. federal or state income tax expense due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

During the third quarter of fiscal year 2010, the Company incurred $0.1 million of income tax benefit which was comprised of $0.5 million of income tax benefit from foreign operations and $0.4 million of state income tax expense.

Income tax expense for the nine month period ended December 31, 2010 was $2.5 million, comprised of $2.4 million related to foreign operations and $0.1 million of state income tax expense.  During the nine month period ended December 31, 2009, income tax expense was $2.6 million, comprised of $2.0 million related to foreign operations and $0.6 million of state income tax expense.  The effective income tax rate was 5.6% and (3.9)% for the nine month periods ended December 31, 2010 and 2009, respectively.

Note 8.  Stockholders’ Equity

On November 3, 2010, the shareholders of the Company approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a reverse stock split ratio of 1-for-3.  The reverse stock split became effective November 5, 2010 pursuant to a Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of Delaware.  The Company had 27.1 million shares of common stock issued and outstanding immediately following the completion of the reverse stock split. The Company is authorized in its Restated Certificate of Incorporation to issue up to a total of 300.0 million shares of common stock at a $.01 par value per share which was unchanged by the amendment.  The reverse stock split did not affect the registration of the common stock under the Securities Exchange Act of 1934, as amended or the listing of the common stock, under the symbol “KEM”, although the post-split shares are considered a new listing with a new CUSIP number.  In the Condensed Consolidated Balance Sheets, the line item “Stockholders’ equity” has been retroactively adjusted to reflect the reverse stock split for all periods presented by reducing the line item “Common stock” and increasing the line item “Additional paid-in capital”, with no change to Stockholders’ equity in the aggregate.  All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of this transaction except as otherwise noted.

Note 9. Concentrations of Risks

Sales and Credit Risk

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  One customer, TTI, Inc. accounted for over 10% of the Company’s net sales in the three and nine month periods ended December 31, 2010 and 2009.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at December 31, 2010 or March 31, 2010.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 51% and 49% of the Company’s net sales in the nine month periods ended December 31, 2010 and 2009, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

As of December 31, 2010, KEMET had 11,000 employees, of which 500 are located in the United States, 5,600 in Mexico, 2,800 in Asia and 2,000 in Europe.  The number of employees represented by labor organizations at KEMET locations in each of the following countries is:  4,500 hourly employees in Mexico (as required by Mexican law), 760 employees in Italy, 750 employees in Indonesia, 360 employees in Portugal, 330 employees in China, 290 employees in Bulgaria, 210 employees in Finland and 90 employees in Sweden.  For fiscal year 2010 and the current fiscal year to date, the Company has not experienced any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

Note 10. Stock-based Compensation

Stock Options

At December 31, 2010, the Company had three stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s stockholders. Collectively, these plans authorized the grant of up to 4.0 million shares of the Company’s common stock. Options issued under these plans usually vest in one or two years and expire ten years from the grant date.  Stock options granted to the Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015.

On October 27, 2010, the Company granted a total of 185,000 stock options pursuant to the 1992 Key Employee Stock Option Plan to certain non-executive key members of the management group.  These options vest on October 27, 2012 and expire on October 27, 2020.  The exercise price of the stock options was $8.64 per share (not less than 100% of the value of the Company’s common shares on the date of grant).  The grant date fair value per share was $5.38.

The Company measured the fair value of these employee stock option grants at the grant dates using the Black-Scholes pricing model with the following assumptions:

Quarter Ended December 31, 2010
Assumptions:
Expected option lives	4.1 years
Expected volatility	85.8%
Risk-free interest rate	1.0%
Dividend yield	0%

The compensation expense associated with stock-based compensation for the quarters and nine month periods ended December 31, 2010 and 2009 were recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Cost of sales	$56	$41	$126	$456
Selling, general and administrative expenses	373	119	785	1,332
Total stock-based compensation expense	$429	$160	$911	$1,788

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for the nine month periods ended December 31, 2010 and 2009. Approximately 11 thousand stock options were exercised in the quarter and nine month period ended December 31, 2010.  No stock options were exercised during the quarter and nine month period ended December 31, 2009.

Restricted Stock

The Company grants shares of its common stock as restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015. The contractual term on restricted stock is indefinite. In the second quarter of fiscal year 2011, 47 thousand shares of restricted stock were granted to the non-management members of the Board of Directors.  As of December 31, 2010, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $0.6 million. The expense is to be recognized over the respective vesting periods.

2011/2012 LTIP

During the first quarter of fiscal year 2011, the Board of Directors of the Company approved the 2011/2012 LTIP , a new long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2011 and 2012.  At the time of the award, participants will receive at least 10% of the award, in restricted shares of the Company’s common stock; and the remainder will be realized in cash.  The Company assesses the likelihood of meeting the EBITDA financial metric on a quarterly basis and has recorded an expense of $3.7 million in the nine month period ended December 31, 2010, based on this assessment.  The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2010/2011 LTIP

During the second quarter of fiscal year 2010, the Board of Directors of the Company approved the 2010/2011 LTIP, a long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2010 and 2011.  At the time of the award and at the sole discretion of the Compensation Committee, participants may receive up to 15% of the award in restricted shares of the Company’s common stock, and the remainder of the award will be realized in cash.  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and has recorded an expense of $2.7 million in the nine month period ended December 31, 2010, based on this assessment.  In total, the Company has accrued $4.9 million based upon this assessment. The Company will continue to monitor the Adjusted EBITDA financial metric; however, there will not be any additional expense.

Note 11. Reconciliation of Basic and Diluted Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$27,167	$(1,779)	$41,979	$(69,764)

Denominator:
Weighted-average shares outstanding (1):
Basic	28,295	26,956	27,464	26,955
Assumed conversion of employee stock options	338	—	296	—
Assumed conversion of Closing Warrant	23,327	—	23,364	—
Diluted	51,960	26,956	51,124	26,955

Net income (loss) per share:
Basic	$0.96	$(0.07)	$1.53	$(2.59)
Diluted	$0.52	$(0.07)	$0.82	$(2.59)

(1)   All outstanding share amounts and computations using such amounts have been retroactively adjusted to reflect the reverse stock split.

Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, were as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Assumed conversion of employee stock options	848	1,452	799	1,299
Assumed conversion of Closing Warrant	—	19,748	—	14,977

Note 12.  Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include seven in Europe, one in Singapore and two in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2010 and 2009 (amounts in thousands):

	Pension		Other Benefits
	Quarters Ended December 31,		Quarters Ended December 31,
	2010	2009	2010	2009
Net service cost	$266	$225	$—	$—
Interest cost	457	406	16	19
Expected return on net assets	(164)	(134)	—	—
Amortization:
Actuarial (gain) loss	31	42	(72)	(97)
Prior service cost	5	5	—	—

Total net periodic benefit (income) costs	$595	$544	$(56)	$(78)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the nine month periods ended December 31, 2010 and 2009 (amounts in thousands):

	Pension		Other Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net service cost	$798	$677	$—	$—
Interest cost	1,371	1,216	47	58
Expected return on net assets	(492)	(402)	—	—
Amortization:
Actuarial (gain) loss	93	126	(230)	(291)
Prior service cost	15	15	—	—

Total net periodic benefit (income) costs	$1,785	$1,632	$(183)	$(233)

In fiscal year 2011, the Company expects to contribute up to $2.8 million to the pension plans of which the Company has contributed $0.6 million as of December 31, 2010.  The Company’s policy is to pay benefits as costs are incurred for the other benefits.

Note 13. Condensed Consolidating Financial Statements

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

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

December 31, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,350	$94,596	$26,826	$—	$127,772
Accounts receivable, net	4	57,263	90,363	—	147,630
Intercompany receivable	190,424	164,905	160,174	(515,503)	—
Inventories, net	—	121,478	86,366	(338)	207,506
Prepaid expenses and other	215	8,948	6,258	—	15,421
Deferred income taxes	(842)	3,913	2,981	—	6,052
Total current assets	196,151	451,103	372,968	(515,841)	504,381
Property and equipment, net	130	77,971	220,230	—	298,331
Investments in subsidiaries	316,540	333,103	(5,687)	(643,956)	—
Intangible assets, net	—	8,910	10,887	—	19,797
Other assets	6,344	3,995	1,016	—	11,355
Long-term intercompany receivable	79,221	96,239	—	(175,460)	—
Total assets	$598,386	$971,321	$599,414	$(1,335,257)	$833,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,420	$—	$3,230	$—	$41,650
Accounts payable, trade	41	30,546	59,577	—	90,164
Intercompany payable	976	403,339	111,526	(515,841)	—
Accrued expenses	4,238	26,500	40,147	—	70,885
Income taxes payable	(1,449)	1,276	2,703	—	2,530
Total current liabilities	42,226	461,661	217,183	(515,841)	205,229
Long-term debt, less current portion	227,143	—	3,468	—	230,611
Other non-current obligations	—	7,062	50,452	—	57,514
Deferred income taxes	(843)	4,677	6,816	—	10,650
Long-term intercompany payable	—	79,221	96,239	(175,460)	—
Stockholders’ equity	329,860	418,700	225,256	(643,956)	329,860

Total liabilities and stockholders’ equity	$598,386	$971,321	$599,414	$(1,335,257)	$833,864

See accompanying notes to the unaudited condensed consolidated financial statements.

Condensed Consolidating Balance Sheet

March 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,602	$54,707	$12,890	$—	$79,199
Accounts receivable, net	—	44,387	92,998	—	137,385
Intercompany receivable	189,207	170,268	138,548	(498,023)	—
Inventories, net	—	85,603	65,182	(277)	150,508
Prepaid expenses and other	1,476	10,318	6,996	—	18,790
Deferred income taxes	42	(1,066)	3,153	—	2,129
Total current assets	202,327	364,217	319,767	(498,300)	388,011
Property and equipment, net	158	88,155	231,565	—	319,878
Investments in subsidiaries	213,201	327,617	—	(540,818)	—
Intangible assets, net	—	9,615	12,191	—	21,806
Other assets	8,690	1,651	925	—	11,266
Long-term intercompany receivable	85,576	97,083	—	(182,659)	—
Total assets	$509,952	$888,338	$564,448	$(1,221,777)	$740,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,387	$—	$7,493	$—	$17,880
Accounts payable, trade	40	32,481	46,308	—	78,829
Intercompany payable	165	393,011	105,125	(498,301)	—
Accrued expenses	4,551	19,771	39,284	—	63,606
Income taxes payable	—	—	1,096	—	1,096
Total current liabilities	15,143	445,263	199,306	(498,301)	161,411
Long-term debt, less current portion	210,495	14,999	6,135	—	231,629
Other non-current obligations	—	5,383	50,243	—	55,626
Deferred income taxes	42	(386)	8,367	—	8,023
Long-term intercompany payable	—	85,576	97,082	(182,658)	—
Stockholders’ equity	284,272	337,503	203,315	(540,818)	284,272
					—
Total liabilities and stockholders’ equity	$509,952	$888,338	$564,448	$(1,221,777)	$740,961

See accompanying notes to the unaudited condensed consolidated financial statements.

Condensed Consolidating Statements of Operations

For the Quarter Ended December 31, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$241,995	$242,693	$(220,034)	$264,654

Operating costs and expenses:
Cost of sales	97	182,653	222,229	(212,847)	192,132
Selling, general and administrative expenses	4,651	19,719	10,291	(7,208)	27,453
Research and development	—	5,038	1,909	—	6,947
Restructuring charges	—	654	448	—	1,102
Net loss on sales and disposals of assets	—	6	23	—	29
Total operating costs and expenses	4,748	208,070	234,900	(220,055)	227,663

Operating income (loss)	(4,748)	33,925	7,793	21	36,991

Interest income	(4)	(12)	(12)	—	(28)
Interest expense	7,081	107	568	—	7,756
Other (income) expense, net	(4,369)	6,365	(525)	—	1,471
Equity in earnings of subsidiaries	(34,623)	—	—	34,623	—
Income before income taxes	27,167	27,465	7,762	(34,602)	27,792

Income tax expense	—	39	586	—	625

Net income	$27,167	$27,426	$7,176	$(34,602)	$27,167

Condensed Consolidating Statements of Operations

For the Quarter Ended December 31, 2009

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$194,865	$194,810	$(189,752)	$199,923

Operating costs and expenses:
Cost of sales	—	164,513	179,604	(180,447)	163,670
Selling, general and administrative expenses	1,625	19,226	10,557	(9,246)	22,162
Research and development	—	4,290	1,347	—	5,637
Restructuring charges	—	310	1,012	—	1,322
Write down of long-lived assets	—	—	656	—	656
Net loss on sales and disposals of assets	—	42	198	—	240
Total operating costs and expenses	1,625	188,381	193,374	(189,693)	193,687

Operating income (loss)	(1,625)	6,484	1,436	(59)	6,236

Other expense (income):
Interest income	—	(9)	(5)	—	(14)
Interest expense	6,924	238	272	—	7,434
Other (income) expense, net	(1,408)	3,885	(1,789)	—	688
Equity in subsidiaries	(5,555)	—	—	5,555	—
Income (loss) before income taxes	(1,586)	2,370	2,958	(5,614)	(1,872)

Income tax expense (benefit)	193	119	(405)	—	(93)

Net income (loss)	$(1,779)	$2,251	$3,363	$(5,614)	$(1,779)

Condensed Consolidating Statements of Operations

For the Nine Months Ended December 31, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$714,040	$727,531	$(684,535)	$757,036

Operating costs and expenses:
Cost of sales	97	547,261	663,229	(656,699)	553,888
Selling, general and administrative expenses	25,265	48,018	29,649	(26,265)	76,667
Research and development	—	14,200	5,002	—	19,202
Restructuring charges	—	3,726	1,471	—	5,197
Net (gain) loss on sales and disposals of assets	—	(1,777)	371	—	(1,406)
Total operating costs and expenses	25,362	611,428	699,722	(682,964)	653,548

Operating income (loss)	(25,362)	102,612	27,809	(1,571)	103,488

Interest income	(17)	(89)	(27)	—	(133)
Interest expense	21,293	141	1,114	—	22,548
Loss on early extinguishment of debt	38,248	—	—	—	38,248
Other (income) expense, net	(19,049)	18,625	(1,320)	97	(1,647)
Equity in earnings of subsidiaries	(107,816)	—	—	107,816	—
Income before income taxes	41,979	83,935	28,042	(109,484)	44,472

Income tax expense	—	146	2,347	—	2,493

Net income	$41,979	$83,789	$25,695	$(109,484)	$41,979

Condensed Consolidating Statements of Operations

For the Nine Months Ended December 31, 2009

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$510,674	$528,862	$(516,181)	$523,355

Operating costs and expenses:
Cost of sales	—	436,160	496,764	(490,842)	442,082
Selling, general and administrative expenses	10,075	46,400	29,291	(25,069)	60,697
Research and development	—	12,200	3,785	—	15,985
Restructuring charges	—	535	2,054	—	2,589
Write down of long-lived assets	—	—	656	—	656
Net loss on sales and disposals of assets	—	283	215	—	498
Total operating costs and expenses	10,075	495,578	532,765	(515,911)	522,507

Operating income (loss)	(10,075)	15,096	(3,903)	(270)	848

Other expense (income):
Interest income	—	(107)	(40)	—	(147)
Interest expense	17,998	307	1,439	—	19,744
Increase in value of warrant	81,088	—	—	—	81,088
Gain on early extinguishment of debt	(38,921)	—	—	—	(38,921)
Other (income) expense, net	(7,948)	11,419	2,728	—	6,199
Equity in subsidiaries	7,119	—	—	(7,119)	—
Income (loss) before income taxes	(69,411)	3,477	(8,030)	6,849	(67,115)

Income tax expense	353	251	2,045	—	2,649

Net income (loss)	$(69,764)	$3,226	$(10,075)	$6,849	$(69,764)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended December 31, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(13,966)	$56,998	$32,069	$—	$75,101

Investing activities:
Capital expenditures	—	(7,228)	(12,331)	—	(19,559)
Proceeds from sales of assets	—	5,425	—	—	5,425
Net cash used in investing activities	—	(1,803)	(12,331)	—	(14,134)

Financing activities:
Proceeds from issuance of debt	226,976	—	549	—	227,525
Payments of long-term debt	(210,604)	(15,000)	(4,696)	—	(230,300)
Net payments under other credit facilities	—	—	(2,626)	—	(2,626)
Debt issuance costs	(7,472)	(278)	—	—	(7,750)
Debt extinguishment costs	(207)	—	—	—	(207)
Proceeds from exercise of stock options	21	—	—	—	21
Net cash provided by (used in) financing activities	8,714	(15,278)	(6,773)	—	(13,337)
Net increase (decrease) in cash and cash equivalents	(5,252)	39,917	12,965	—	47,630
Effect of foreign currency fluctuations on cash	—	(28)	971	—	943
Cash and cash equivalents at beginning of fiscal period	11,602	54,707	12,890	—	79,199
Cash and cash equivalents at end of fiscal period	$6,350	$94,596	$26,826	$—	$127,772

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended December 31, 2009

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(6,859)	$20,050	$22,731	$—	$35,922

Investing activities:
Capital expenditures	(12)	(2,215)	(5,366)	—	(7,593)
Change in restricted cash	—	—	(1,495)	—	(1,495)
Net cash used in investing activities	(12)	(2,215)	(6,861)	—	(9,088)

Financing activities:
Proceeds from issuance of debt	57,832	—	1,117	—	58,949
Payments of long-term debt	(46,749)	—	(4,879)	—	(51,628)
Net payments under other credit facilities	—	—	(650)	—	(650)
Permanent intercompany financing	9,181	(9,181)	—	—	—
Debt issuance costs	(4,206)	—	—	—	(4,206)
Debt extinguishment costs	(3,605)	—	—	—	(3,605)
Dividends received (paid)	—	8,883	(8,883)	—	—
Net cash provided by (used in) financing activities	12,453	(298)	(13,295)	—	(1,140)
Net increase in cash and cash equivalents	5,582	17,537	2,575	—	25,694
Effect of foreign currency fluctuations on cash	—	(181)	257	—	76
Cash and cash equivalents at beginning of fiscal period	27	25,868	13,309	—	39,204
Cash and cash equivalents at end of fiscal period	$5,609	$43,224	$16,141	$—	$64,974

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should”, “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A of our 2010 Annual Report. The statements are representative only as of the date they are made, and we undertook no obligation to update any forward-looking statement.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) adverse economic conditions could cause further reevaluation and the write down of long-lived assets; (iii) an increase in the cost or a decrease in the availability of our principle raw materials; (iv) changes in the competitive environment; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) economic, political, or regulatory changes in the countries in which we operate; (vii) difficulties, delays or unexpected costs in completing the restructuring plan; (viii) inability to attract, train and retain effective employees and management; (ix) the inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (x) exposure to claims alleging product defects; (xi) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xii) volatility of financial and credit markets which would affect our access to capital; (xiii) needing to reduce costs of our products to remain competitive; (xiv) potential limitation on use of net operating losses to offset possible future taxable income; and (xv) exercise of the warrant by K Equity, LLC which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and the reader should not consider the above list of factors to be a complete set of all potential risks or uncertainties.

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in our 2010 Annual Report.  Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2010 Annual Report.

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

Business Overview

We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum, and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2010, we shipped approximately 31 billion capacitors and in the nine month period ended December 31, 2010, we shipped approximately 27 billion capacitors. We believe the medium-to-long term demand for the various types of capacitors offered by us will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We operate 21 production facilities and employ approximately 11,000 employees worldwide. We manufacture capacitors in Bulgaria, China, Finland, Germany, Indonesia, Italy, Mexico, Portugal, Sweden, the United Kingdom, and the United States. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.  Our customer base includes most of the world’s major original equipment manufacturers (“OEMs”), electronics manufacturing services providers (“EMSs”) and electronics distributors. For the nine month period ended December 31, 2010 and fiscal year 2010, our consolidated sales were $757.0 million and $736.3 million, respectively.

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

Our Competitive Strengths

We believe that we benefit from the following competitive strengths:

Strong Customer Relationships.  We have a large and diverse customer base. We believe that our persistent emphasis on quality control and history of performance establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world’s major electronics OEMs (including Alcatel-Lucent USA Inc., Apple Inc., Cisco Systems, Inc., Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc. and Nokia Corporation), EMSs (including Celestica Inc., Elcoteq SE, Flextronics International LTD., Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors.  We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

Breadth of Our Diversified Product Offering and Markets.  We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in the nine month period ended December 31, 2010. Our largest customer is a distributor, and no single end use customer accounted for more than 5% of our net sales in the quarter and nine month period ended December 31, 2010. We believe that well-balanced product, geographic and customer diversification help us mitigate some of the negative financial impact through economic cycles.

Leading Market Positions and Operating Scale.  Based on net sales, we believe that we are the largest manufacturer of tantalum capacitors in the world and one of the largest manufacturers of direct current film capacitors in the world and have a significant market position in the specialty ceramic and custom wet aluminum electrolytic markets. We believe that our leading market positions and operating scale allow us to realize production efficiencies, leverage economies of scale and capitalize on growth opportunities in the global capacitor market.

Strong Presence in Specialty Products.  We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During the nine month period ended December 31, 2010, specialty products accounted for 30.6% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecom infrastructure and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the U.S. Department of Energy. Our $15.1 million award will enable us to produce film and electrolytic capacitors within the United States to support alternative energy products and emerging green technology such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market in North America and South America (“Americas”).

Low-Cost Production.  We believe we have some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China. We believe our manufacturing facilities in China have low production costs and are in close proximity to the large and growing Chinese market; in addition, we have the ability to increase capacity and change product mix to meet our customers’ needs. We believe our operations in Mexico, which are our primary production facilities supporting our North American and, to a larger extent, European customers, are among the most cost-efficient in the world.

Our Brand.  Founded by Union Carbide Corporation in 1919 as KEMET Laboratories, we believe that we have a reputation as a high-quality, efficient and affordable partner that sets our customers’ needs as the top priority. This has allowed us to successfully attract loyal clientele and enabled us to expand our operations and market share over the past few years. We believe our commitment to addressing the needs of the industry in which we operate has differentiated us from our competitors and established us as the “Easy-To-Buy-From” company.

Our People.  We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Combined, our 15-member management team has an average of over 12 years of experience with us and an average of over 25 years of experience in the manufacturing industry.

Business Strategy

Our strategy is to use our position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of our customers. Key elements of our strategy include:

Develop Our Significant Customer Relationships and Industry Presence.  We intend to continue to be responsive to our customers’ needs and requirements and by making order entry and fulfillment easier, faster, more flexible and more reliable for our customers by focusing on building products around customers’ needs, by giving decision making authority to customer-facing personnel and by providing purpose-built systems and processes, such as our Easy-To-Buy-From order entry system.

Continue to Pursue Low-Cost Production Strategy.  We are actively pursuing measures that will allow us to maintain our position as a low-cost producer of capacitors with facilities close to our customers. We have shifted and will continue to shift production to low cost locations in order to reduce material and labor costs.  Additionally, we are focused on developing more cost-efficient manufacturing equipment and processes, designing manufacturing plants for more efficient production and reducing work-in-process (“WIP”) inventory by building products from start to finish in one factory. Furthermore, we are implementing the Lean and Six Sigma methodology to drive towards zero product defects so that quality remains a given in the minds of our customers.

Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.  We continue to leverage our technological competence to introduce new products in a timely and cost efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers’ varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well positioned to achieve our long-term growth objectives while also improving our profitability. During the nine month period ended December 31, 2010, we introduced 14,550 new products of which 96 were first to market, and specialty products accounted for 30.6% of our revenue over this period.

Further Expand Our Broad Capacitance Capabilities.  We define ourselves as “The Capacitance Company” and strive to be the supplier of choice for all our customers’ capacitance needs across the full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research and pursue additional capacitance technologies and solutions in order to maximize the breadth of our product offerings.

Selectively Target Complementary Acquisitions.  We expect to continue to evaluate and pursue strategic acquisition opportunities, some of which may be significant in size, which would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers’ technologies and our current product offerings.

Promote the KEMET Brand Globally.  We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. For example, in October of 2010, KEMET was nominated for the European electronics industry’s Elektra 2010 product of the year award. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in August of 2010, KEMET received the Digi-Key Exceptional Sales Performance Award for 2010.

Global Sales & Marketing Strategy.  Our motto “Think Global, Act Local” describes our approach to sales and marketing. Each of our three sales regions (Americas; Europe, Middle East and Africa (“EMEA”); and Asia and Pacific Rim (“APAC”), have account managers, field application engineers and strategic marketing managers in the region. In addition, we also have local customer and quality-control support in each region. This organizational structure allows us to respond to the needs of our customers on a timely basis and in their native language. The regions are managed locally and report to a senior manager who is on the KEMET Leadership Team. Furthermore, this organizational structure ensures the efficient communication of our global goals and strategies and allows us to serve the language, cultural and other region-specific needs of our customers.

Recent Developments and Trends

Net sales for the quarter ended December 31, 2010 were $264.7 million, which is a 32.4% increase over the same quarter last fiscal year and a 6.5% increase over the prior fiscal quarter ended September 30, 2010.  Net sales for the nine month period ended December 31, 2010 were $757.0 million, which is a 44.7% increase over the same nine month period last fiscal year.

On December 20, 2010, in connection with a secondary offering in which K Equity was the selling security holder, K Equity sold a portion of the Closing Warrant representing the right to purchase 10.9 million shares of our common stock to the underwriters of the secondary offering, who exercised their full portion of the warrant at a price of $12.80 per share in a cashless exercise and received a net settlement of 10.0 million shares of our common stock.  These shares were sold as part of a secondary offering and KEMET did not receive any of the proceeds from the transaction.  K Equity retained the unsold portion of the warrant, representing the right to purchase 15.9 million shares of our common stock.

On November 3, 2010, our shareholders approved a reverse stock split of our common stock (the “reverse stock split”) at a reverse stock split ratio of 1-for-3.  The reverse stock split became effective November 5, 2010 pursuant to a Certificate of Amendment to our Restated Certificate of Incorporation filed with the Secretary of State of Delaware.  We had 27.1 million shares of common stock issued and outstanding immediately following the completion of the reverse stock split. We are authorized in its Restated Certificate of Incorporation to issue up to a total of 300.0 million shares of common stock at a $.01 par value per share which was unchanged by the amendment.  The reverse stock split did not affect the registration of the common stock under the Securities Exchange Act of 1934, as amended or the listing of the common stock, under the symbol “KEM”, although the post-split shares are considered a new listing with a new CUSIP number.  In the Condensed Consolidated Balance Sheets, the line item “Stockholders’ equity” has been retroactively adjusted to reflect the reverse stock split for all periods presented by reducing the line item “Common stock” and increasing the line item “Additional paid-in capital”, with no change to Stockholders’ equity in the aggregate.  All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of this transaction except as otherwise noted.

On April 8, 2010, we reported that we reached an agreement with three labor unions in Italy and with the regional government in Emilia Romagna, Italy to proceed with the first phase of our restructuring plan. We intend to focus on producing specialty products in Europe and the U.S. and shift standard and commodity production to lower cost regions.

Issuance of 10.5% Senior Notes

On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  The private placement of the 10.5% Senior Notes resulted in proceeds to us of

$222.2 million. We used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under our credit facility with K Financing, LLC, our EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and our term loan with Vishay.  We used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of our 2.25% Convertible Senior Notes (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We incurred $6.6 million in costs related to the execution of the offering.

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

Listing

As announced on June 21, 2010, our common stock was approved for listing on the NYSE Amex. Trading commenced on the NYSE Amex on June 22, 2010 under the ticker symbol “KEM” (NYSE Amex: KEM).

On November 11, 2010, we provided written notice to the NYSE Amex that we intended to transfer our listing to the New York Stock Exchange (“NYSE”). We voluntarily ceased trading on the NYSE Amex, with the last day of trading on the NYSE Amex on November 12, 2010. Our common stock commenced trading on November 15, 2010 on the NYSE under the ticker symbol “KEM” (NYSE: KEM).

Outlook

Looking out to the fourth quarter of fiscal year 2011, we anticipate a decrease in component net sales in a range of 3% to 5% and total net sales in the range of 5% to 8%.  In addition, consolidated gross margin is expected to soften next quarter as a result of higher Tantalum raw material prices and our expected mix of products to be sold to a range of 23.5% — 25.5% of consolidated net sales.  We anticipate being able to mitigate some of the price impact we have seen to date in the first quarter of fiscal year 2012.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Third Quarter of Fiscal Year 2011 with the Third Quarter of Fiscal Year 2010

The following table sets forth the operating income (loss) and certain components thereof for each of our business segments for the quarters ended December 31, 2010 and 2009, as well as the relative percentages that these amounts represent to total net sales.  The table also sets forth certain other consolidated statement of operations data, as well as the relative percentages that these amounts represent to total net sales (amounts in thousands, except percentages):

	Quarters Ended
	December 31, 2010		December 31, 2009
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$125,325	47.4%	$93,833	46.9%
Ceramics	50,060	18.9%	45,837	22.9%
Film and Electrolytic	89,269	33.7%	60,253	30.1%
Total	$264,654	100.0%	$199,923	100.0%

Gross margin
Tantalum	$39,059	14.8%	$23,686	11.8%
Ceramics	16,164	6.1%	14,337	7.2%
Film and Electrolytic	17,299	6.5%	(1,770)	-0.9%
Total	72,522	27.4%	36,253	18.1%

SG&A expenses
Tantalum	11,817	4.5%	9,382	4.7%
Ceramics	6,168	2.3%	4,917	2.5%
Film and Electrolytic	9,468	3.6%	7,863	3.9%
Total	27,453	10.4%	22,162	11.1%

R&D expenses
Tantalum	3,367	1.3%	2,802	1.4%
Ceramics	1,654	0.6%	1,587	0.8%
Film and Electrolytic	1,926	0.7%	1,248	0.6%
Total	6,947	2.6%	5,637	2.8%

Restructuring charges (recoveries)
Tantalum	(22)	—	1,128	0.6%
Ceramics	89	—	169	—
Film and Electrolytic	1,035	0.4%	25	—
Total	1,102	0.4%	1,322	0.7%

Write down of long-lived assets
Tantalum	—	—	656	0.3%
Total	—	—	656	0.3%

Net (gain) loss on sales and disposals of assets
Tantalum	3	—	120	0.1%
Ceramics	7	—	80	—
Film and Electrolytic	19	—	40	—
Total	29	—	240	0.1%

Operating income (loss)
Tantalum	23,894	9.0%	9,598	4.8%
Ceramics	8,246	3.1%	7,584	3.8%
Film and Electrolytic	4,851	1.8%	(10,946)	-5.5%
Total	36,991	14.0%	6,236	3.1%

Other (income) expense, net	9,199	3.5%	8,108	4.1%
Income (loss) before income taxes	27,792	10.5%	(1,872)	-0.9%
Income tax expense (benefit)	625	0.2%	(93)	—
Net income (loss)	$27,167	10.3%	$(1,779)	-0.9%

Consolidated Comparison of the Third Quarter of Fiscal Year 2011 with the Third Quarter of Fiscal Year 2010

Net Sales

Net sales for the quarter ended December 31, 2010 were $264.7 million compared to $199.9 million in the third quarter of fiscal year 2010, a 32.4% increase due to an improvement in unit sales volumes, average selling prices and both region and product line mix shifts.  Net sales for the third quarter of fiscal year 2011 improved by 6.5% when compared to the second quarter of fiscal year 2011.

The following table reflects net sales percentages by region for the quarters ended December 31, 2010 and 2009:

	Quarter Ended December 31,
	2010	2009
Americas	27%	25%
APAC	35%	38%
EMEA	38%	37%

The following table reflects net sales percentages by channel for the quarters ended December 31, 2010 and 2009:

	Quarter Ended December 31,
	2010	2009
Distribution	50%	49%
EMS	14%	19%
OEM	36%	32%

Gross Margin

Our gross margin for the third quarter of fiscal year 2011 increased $36.3 million when compared to the third quarter of fiscal year 2010.  Gross margin as a percent of net sales improved to 27.4% of net sales in the third quarter of fiscal year 2011, up from 18.1% of net sales in the third quarter of fiscal year 2010.  The primary contributor to the higher gross margin was the increase in unit sales volume and overall average selling prices, while fixed cost reductions previously initiated in headcount and other manufacturing expenses were sustained during the third quarter of fiscal year 2011.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $27.5 million, or 10.4% of net sales for the third quarter of fiscal year 2011 compared to $22.2 million or 11.1% of net sales for third quarter of fiscal year 2010.  The $5.3 million increase in SG&A expenses primarily consist of the following increases: $2.1 million in selling expenses consistent with the increase in net sales, $1.1 million in salary expense due to selective headcount increases and certain merit increases, $1.0 million in debt and stock registration related fees, $0.5 million related to incentive accruals, $0.9 million related to marketing and $0.6 million related to ERP integration costs in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.  These increases were offset primarily by decreases in depreciation, legal costs and property taxes.

Research and Development

Research and development expenses were $6.9 million or 2.6% of net sales for the third quarter of fiscal year 2011, compared to $5.6 million, or 2.8% of net sales for the third quarter of fiscal year 2010. The 23.2% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.  The growth in spending also reflects KEMET’s increased focus on specialty product development which requires an increase in sampling, tooling and testing.

Restructuring Charges

We incurred $1.1 million in restructuring charges in the third quarter of fiscal year 2011compared to $1.3 million in restructuring charges for the third quarter of fiscal year 2010.  The restructuring charges in the third quarter of fiscal year 2011 included $1.2 million for the relocation of equipment to Mexico and China as well as a distribution center relocation project.

Operating Income

Operating income for the quarter ended December 31, 2010 was $37.0 million compared to $6.2 million for the quarter ended December 31, 2009.  Gross margin increased $36.3 million as compared to the third quarter of fiscal year 2010, and restructuring charges decreased $0.2 million as compared to the third quarter of fiscal year 2010.  In addition, the third quarter of fiscal year 2010 included $0.7 million for the write down of long-lived assets and $0.2 million for the loss on sales and disposals of assets compared to less than $0.1 million in the third quarter of fiscal year 2011.  These improvements were offset by the increase in operating expenses of $6.6 million.

Other (Income) Expense, net

Other (income) expense, net was a net expense of $9.2 million in the third quarter of fiscal year 2011 compared to $8.1 million in the third quarter of fiscal year 2010.   The increase in other expenses is primarily comprised of a $1.8 million foreign currency translation loss in the third quarter of fiscal year 2011 as compared to a $0.5 million loss on foreign currency translation in the third quarter of fiscal year 2010, primarily due to the change in the value of the Euro compared to the dollar.  In addition there was a $0.3 million increase in net interest expense in the third quarter of fiscal year 2011 compared with the third quarter of fiscal year 2010.

Income Taxes

Our income tax expense for the third quarter of fiscal year 2011 was $0.6 million compared to a $0.1 million income tax benefit for the third quarter of fiscal year 2010.  Income tax expense for the third quarter of fiscal year 2011 related to our foreign operations.  There was no U.S. federal or state income tax expense due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.  The effective income tax rate for the third quarter of fiscal year 2011 was 2.2%.

During the third quarter of fiscal year 2010, we incurred $0.1 million of income tax benefit which was comprised of $0.5 million of income tax benefit from foreign operations and $0.4 million of state income tax expense.  The effective income tax rate for the third quarter of fiscal year 2010 was 5.0%.

Business Groups Comparison of the Quarter Ended December 31, 2010 with the Quarter Ended December 31, 2009

Tantalum

Net Sales

Net sales increased 33.6% during the third quarter of fiscal year 2011, as compared to the third quarter of fiscal year 2010.  Unit sales volume increased 3.2% during the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010.  Average selling prices increased 29.5% for the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010.  The increase in average selling prices is primarily due to a shift in regional sales quantities to the Americas and EMEA as well as an increase in average selling prices for most product lines being driven by the increase in tantalum raw material cost.  Americas and EMEA unit sales quantities represented 54% of the total units sold in the third quarter of the fiscal year 2011 as compared to 44% in the same quarter of fiscal year 2010.  Net Sales for all three regions and sectors were strong, bolstered by the automotive, industrial, wireless and computer segments.

Gross Margin

Gross margin increased by $15.4 million during the quarter ended December 31, 2010, as compared to the quarter ended December 31, 2009.  There was a corresponding increase in gross margin as a percentage to Tantalum net sales which increased to 31.2% in the third quarter of fiscal year 2011 as compared to 25.2% in the third quarter of fiscal year 2010.  The primary contributor to the higher gross margin was driven by the increase in sales quantities and average selling prices, while fixed spending cost levels have been maintained.

Operating Income

Operating income for the third quarter of fiscal year 2011 was $23.9 million compared to $9.6 million in the third quarter of fiscal year 2010.  The $14.3 million improvement was attributable to an increase in gross margin of $15.4 million, a $1.2 million decrease in restructuring charges, a $0.7 million decrease in the write down of long-lived assets, a $0.1 million decrease in the loss on sales and disposals of assets when comparing the third quarter of fiscal year 2011 to the third quarter of fiscal year 2010.  This was offset by an increase in selling, general and administrative, and research and development expenses (“operating expenses”) of $3.0 million in the third quarter of fiscal year 2011 as compared to the same quarter of fiscal year 2010.

Ceramics

Net Sales

Net sales increased by 9.2% during the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010, due to higher average selling prices, a favorable shift in region mix from Asia to Europe and a favorable shift in product mix to higher priced goods. Average selling price increased 19.4% due primarily to region mix and product line mix effects.  These increases were offset by an 8.6% decrease in unit sales volume during the third quarter of fiscal year 2011, as compared the third quarter of fiscal year 2010.

Gross Margin

Gross margin increased by $1.8 million during the quarter ended December 31, 2010, as compared to the quarter ended December 31, 2009.  There was a corresponding increase in gross margin as a percentage to Ceramic net sales which increased to 32.3% in the third quarter of fiscal year 2011 as compared to 31.3% in the third quarter of fiscal year 2010.    The improvement in gross margin can be attributed primarily to higher average selling prices, a favorable shift in region mix from Asia to Europe and a favorable shift in product mix to higher priced goods.

Operating Income

Operating income for the third quarter of fiscal year 2011 improved $0.6 million to $8.2 million compared to $7.6 million in the third quarter of fiscal year 2010.  The improvement is primarily attributable to an increase in gross margin of $1.8 million, a $0.1 million decrease in restructuring charges and a $0.1 million decrease in the loss on sales and disposals of assets in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.  This improvement was offset by an increase in operating expenses of $1.3 million in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.

Film and Electrolytic

Net Sales

Net sales increased from $60.3 million in the third quarter of fiscal year 2010 to $89.3 million in the third quarter of fiscal year 2011. Unit sales volume for the third quarter of fiscal year 2011 increased 14.8% compared to the third quarter of fiscal year 2010.  In addition, there was a 20.8% increase in average selling prices in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 despite the $3.4 million adverse effect of foreign exchange.

Gross Margin

Gross margin increased by $19.1 million during the quarter ended December 31, 2010, as compared to the quarter ended December 31, 2009.  There was a corresponding increase in gross margin as a percentage to Film and Electrolytic net sales which increased to 19.4% in the third quarter of fiscal year 2011 as compared to negative 2.9% in the third quarter of fiscal year 2010.  The improvement is due to both increased unit sales volume and the improvement in average selling prices which was partially offset by foreign exchange.

Operating Income (Loss)

Operating income for the third quarter of fiscal year 2011 was $4.9 million as compared to an operating loss of $10.9 million in third quarter of fiscal year 2010.  Gross margin increased $19.1 million in the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010.  Offsetting the improvement in gross margin was a $2.3 million increase in operating expenses as compared to the third quarter of fiscal year 2010.  Within the operating expenses increase, research and development costs increased $0.7 million to ensure that products are available to support our growth and to meet customer needs.  In addition, restructuring charges were $1.0 million in the third quarter of fiscal year 2011 compared to less than $0.1 million in the third quarter of fiscal year 2010.

Comparison of the Nine Month Period Ended December 31, 2010 with the Nine Month Period Ended December 31, 2009

The following table sets forth the operating income (loss) for each of our business segments for the nine month periods ended December 31, 2010 and December 31, 2009.  The table also sets forth each of the segments’ net sales as a percent to total net sales, the net income (loss) components as a percent to total net sales, and the percentage increase or decrease of such components over the comparable prior year period (dollars in thousands):

	Nine Months Ended
	December 31, 2010		December 31, 2009
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$362,766	47.9%	$248,188	47.4%
Ceramics	161,114	21.3%	119,783	22.9%
Film and Electrolytic	233,156	30.8%	155,384	29.7%
Total	$757,036	100.0%	$523,355	100.0%

Gross margin
Tantalum	$112,186	14.8%	$53,885	10.3%
Ceramics	53,541	7.1%	32,828	6.3%
Film and Electrolytic	37,421	4.9%	(5,440)	-1.0%
Total	203,148	26.8%	81,273	15.5%

SG&A expenses
Tantalum	33,126	4.4%	25,850	4.9%
Ceramics	17,610	2.3%	13,411	2.6%
Film and Electrolytic	25,931	3.4%	21,436	4.1%
Total	76,667	10.1%	60,697	11.6%

R&D expenses
Tantalum	9,449	1.2%	8,138	1.6%
Ceramics	4,680	0.6%	4,521	0.9%
Film and Electrolytic	5,073	0.7%	3,326	0.6%
Total	19,202	2.5%	15,985	3.1%

Restructuring charges
Tantalum	757	0.1%	1,236	0.2%
Ceramics	276	—	220	—
Film and Electrolytic	4,164	0.6%	1,133	0.2%
Total	5,197	0.7%	2,589	0.5%

Write down of long-lived assets
Tantalum	—	—	656	0.1%
Total	—	—	656	0.1%

Net (gain) loss on sales and disposals of assets
Tantalum	(12)	—	275	0.1%
Ceramics	(1,625)	-0.2%	183	—
Film and Electrolytic	231	—	40	—
Total	(1,406)	-0.2%	498	0.1%

Operating income (loss)
Tantalum	68,866	9.1%	17,730	3.4%
Ceramics	32,600	4.3%	14,493	2.8%
Film and Electrolytic	2,022	0.3%	(31,375)	-6.0%
Total	103,488	13.7%	848	0.2%

Other income (expense), net	59,016	7.8%	67,963	13.0%
Income (loss) before income taxes	44,472	5.9%	(67,115)	-12.8%
Income tax expense	2,493	0.3%	2,649	0.5%
Net income (loss)	$41,979	5.5%	$(69,764)	-13.3%

Consolidated Comparison of the Nine Month Period Ended December 31, 2010 with the Nine Month Period Ended December 31, 2009

Net Sales

Net sales for the nine month period ended December 31, 2010 increased by $233.7 million, or 44.7% to $757.0 million compared to the same period in fiscal year 2010.

The following table reflects net sales percentages by region for the nine month periods ended December 31, 2010 and 2009:

	Nine Months Ended December 31,
	2010	2009
Americas	26%	25%
APAC	38%	39%
EMEA	36%	36%

The following table reflects net sales percentages by channel for the nine month periods ended December 31, 2010 and 2009:

	Nine Months Ended December 31,
	2010	2009
Distribution	51%	47%
EMS	14%	15%
OEM	35%	38%

Gross Margin

Gross margin as a percent to net sales improved to 26.8% of net sales for the nine month period ended December 31, 2010, an increase from 15.5% of net sales for the nine month period ended December 31, 2009.  The primary contributor to the higher gross margin was the increase in unit sales volume and overall average selling prices, while fixed cost reductions previously initiated in headcount and other manufacturing expenses were sustained during the nine month period ended December 31, 2010.

Selling, General and Administrative Expenses

SG&A expenses for the nine month period ended December 31, 2010 were $76.7 million, or 10.1% of net sales, as compared to $60.7 million, or 11.6% of net sales for the same period in fiscal year 2010.  The $16.0 million increase in SG&A expenses primarily consists of the following increases:  $6.7 million related to incentive accruals, $5.4 million  in selling expenses consistent with the increase in sales, $1.9 million related to marketing expenses, $1.8 million increase in salary expense due to selective headcount increases and certain merit increases, $1.3 million related to ERP integration costs and $1.0 million in debt and stock registration related fees in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.  These higher expenses were offset by a decrease in expenses associated with the cancellation of an incentive plan of $0.9 million which was incurred in the second quarter of fiscal year 2010 and a $1.0 million decrease in depreciation in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.

Research and Development Expenses

R&D expenses for the nine month period ended December 31, 2010 were $19.2 million, or 2.5% of net sales, as compared to $16.0 million, or 3.1% of net sales for the same period in fiscal year 2010.  The 20.0% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.  The growth in spending also reflects KEMET’s increased focus on Specialty product development which requires an increase in sampling, tooling, and testing.

Restructuring Charges

During the nine month period ended December 31, 2010, we incurred $5.2 million in restructuring charges compared to $2.6 million in restructuring charges for the nine month period ended December 31, 2009.  The restructuring charges in the nine month period ended December 31, 2010 included $4.3 million in charges for the relocation of equipment to Mexico and China as well as a distribution center relocation project and $0.9 million for reductions in workforce, for 12 individuals at the upper management or executive level related to our initiative to reduce overall overhead.  The restructuring charges in the nine month period ended

December 31, 2009 included $0.4 million in charges for the relocation of equipment and $2.2 million for reductions in workforce, associated primarily with a headcount reduction of 32 employees in Tantalum and a headcount reduction of 57 employees in Film and Electrolytic.

Operating Income

Operating income improved $102.7 million for the nine month period ended December 31, 2010 to $103.5 million, compared to $0.8 million for the nine month period ended December 31, 2009. Gross margin increased $121.9 million, gain (loss) on sales and disposals of assets improved $1.9 million and write down of long lived assets improved $0.7 million in the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009.  These improvements were offset by the $19.2 million increase in operating expenses and $2.6 million increase in restructuring charges in the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009.

Other (Income) Expense, net

In the nine month period ended December 31, 2010, we incurred $59.0 million in other expense compared to $68.0 million for the nine month period ended December 31, 2009.  The improvement is primarily attributable to the warrant no longer being marked to market in fiscal year 2011 compared to an $81.1 million charge related to the increase in value of the warrant in the nine month period ended December 31, 2009.  In addition, we granted a supplier of tantalum powder and wire and related materials, a non-exclusive license, with a right to sublicense, concerning certain patents and patent applications which resulted in a net gain of $2.0 million in the nine month period ended December 31, 2010.  Also, there was a loss on foreign currency translation of $0.4 million in the nine month period ended December 31, 2010 as compared to a $6.2 million loss on foreign currency translation nine month period ended December 31, 2009, primarily due to the change in the value of the Euro compared to the dollar.   These items were offset by a $38.2 million non-cash loss recognized on the early extinguishment of debt in the nine month period ended December 31, 2010 compared to a $38.9 million non-cash gain recognized on the early extinguishment of debt in the nine month period ended December 31, 2009.  Also offsetting the favorable items was a $2.8 million increase in net interest expense in the nine month period ended December 31, 2010 compared with the nine month period ended December 31, 2009 primarily related to the restructuring of our debt to the 10.5% Senior Notes.

Income Taxes

Our income tax expense for the nine month period ended December 31, 2010 was $2.5 million, comprised of $2.4 million related to foreign operations and $0.1 million of state income tax expense.  During the nine month period ended December 31, 2009, income tax expense was $2.6 million comprised of $2.0 million related to foreign operations and $0.6 million of state income tax expense.  The effective income tax rate was 5.6% and (3.9)% for the nine month periods ended December 31, 2010 and 2009, respectively.

Business Groups Comparison of the Nine Month Period Ended December 31, 2010 with the Nine Month Period Ended December 31, 2009

Tantalum

Net Sales

Net sales increased 46.2% during the nine month period ended December 31, 2010, as compared to the same period of fiscal year 2010.  Unit sales volume for the nine month period ended December 31, 2010 increased 17.6% as compared to the same nine month period in fiscal year 2010.  Average selling prices increased 24.3% for the nine month period ended December 31, 2010 as compared to the nine month period ended December 31, 2009.  The increase in average selling prices is due primarily to a shift in regional sales quantities to the Americas and EMEA as well as an increase in average selling prices in most product lines driven by the increase in tantalum raw material cost.  Americas and EMEA unit sales quantities represented 49% of the total units sold in the nine month period ended December 31, 2010 as compared to 40% in the same period of fiscal year 2010.  All three regions and sectors were strong, bolstered by the automotive, industrial, wireless and computer segments.

Gross Margin

Gross margin increased by $58.3 million during the nine month period ended December 31, 2010, as compared to the nine month period ended December 31, 2009.  There was a corresponding increase in gross margin as a percentage to Tantalum net sales which increased to 30.9% during the nine month period ended December 31, 2010 from 21.7% during the nine month period ended December 31, 2009.  The primary contributor to the higher gross margin was the increase in unit sales volume and average selling prices while fixed cost spending levels have been maintained.

Operating Income

Operating income for nine month period ended December 31, 2010 was $68.9 million, as compared to an operating income of $17.7 million in the nine month period ended December 31, 2009.  The improvement is attributable to the increase in gross margin of $58.3 million, a $0.5 million reduction in restructuring charges, a $0.7 million reduction in the write down of long-lived assets, and a $0.3 million reduction in the loss on sales and disposals of assets.  These improvements were offset by an increase in operating expenses of $8.6 million during the nine month period ended December 31, 2010 as compared to the nine month period ended December 31, 2009.

Ceramics

Net Sales

Net sales increased by 34.5% during the nine month period ended December 31, 2010, as compared to the same period of fiscal year 2010.  The increase was primarily attributable to higher unit sales volumes and average selling prices. Unit sales volume increased 24.8% during the nine month period ended December 31, 2010, as compared to the same period of fiscal year 2010 due to strong market demand across all regions. Average selling prices increased 7.8% due primarily to region mix improvements over fiscal year 2010.

Gross Margin

Gross margin increased by $20.7 million during the nine month period ended December 31, 2010, as compared to the nine month period ended December 31, 2009.  There was a corresponding increase in gross margin as a percentage to Ceramic net sales which increased to 33.2% during the nine month period ended December 31, 2010 from 27.4% during the nine month period ended December 31, 2009. The improvement in gross margin can be attributed primarily to higher unit sales volume and higher average selling prices.

Operating Income

Operating income improved from $14.5 million in the nine month period ended December 31, 2009 to an operating income of $32.6 million in the nine month period ended December 31, 2010.  The increase in operating income of $18.1 million was attributable to the $20.7 million increase in gross margin as well as the gain on sales and disposals of assets of $1.6 million in the nine month period ended December 31, 2010 compared to a loss on sales and disposals of assets of $0.2 million in the nine month period ended December 31, 2009.  These increases were offset by an increase in operating expenses of $4.4 million and an increase in restructuring charges of $0.1 million during the nine month period ended December 31, 2010 as compared to the nine month period ended December 31, 2009.

Film and Electrolytic

Net Sales

Net sales increased by 50.1% from $155.4 million in the nine month period ended December 31, 2009 to $233.2 million in the nine month period ended December 31, 2010.  Unit sales volume for the nine month period ended December 31, 2010 increased  38.3% compared to the nine month period ended December 31, 2009.  In addition, there was a 6.5% increase in the average selling price in the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009, excluding the foreign exchange impact.  Average selling prices increased over almost all product lines and all geographic regions.

Gross Margin

Gross margin increased $42.8 million from negative $5.4 million in the nine month period ended December 31, 2009 to $37.4 million in the nine month period ended December 31, 2010.  There was a corresponding increase in gross margin as a percentage to Film and Electrolytic net sales which increased to 16.0% during the nine month period ended December 31, 2010 from negative 3.5% during the nine month period ended December 31, 2009. The increase was due to both increased unit sales volume and the improvement in average selling prices which was partially offset by foreign exchange.

Operating Income (Loss)

Operating income was $2.0 million in the nine month period ended December 31, 2010 compared to an operating loss of $31.4 million in the nine month period ended December 31, 2009.  The improvement in operating income of $33.4 million was attributable primarily to the $42.9 million improvement in gross margin.   This increase was offset by a $6.2 million increase in operating expenses, a $3.0 million increase in restructuring charges, and a $0.2 million increase in loss on sales and disposals of assets.

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

The private placement of the 10.5% Senior Notes resulted in proceeds to us of $227.0 million. We used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under our credit facility with K Financing, LLC, our EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and our term loan with Vishay.  We used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of our 2.25% Convertible Senior Notes (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We incurred approximately $6.6 million in costs related to the execution of the offering, and these costs are capitalized and will be amortized over the term of the 10.5% Senior Notes.

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

Registration Rights Agreement

On May 5, 2010, in connection with the private placement of the 10.5% Senior Notes, we, the Guarantors and the Initial Purchasers of the 10.5% Senior Notes entered into the Registration Rights Agreement. The terms of the Registration Rights Agreement require the Company and the Guarantors to (i) use our commercially reasonable efforts to file with the Securities and Exchange Commission within 210 days after the date of the initial issuance of the 10.5% Senior Notes, a registration statement with respect to an offer to exchange the 10.5% Senior Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the 10.5% Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest); (ii) use our commercially reasonable efforts to consummate such exchange offer within 270 days after the date of the initial issuance of the 10.5% Senior Notes; and (iii) in certain circumstances, file a shelf registration statement for the resale of the 10.5% Senior Notes. On October 26, 2010, we filed a Form S-4 to offer, in exchange for our outstanding 10.5% Senior Notes due 2018 (“Old Notes”), up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended. The Form S-4 was declared effective on December 14, 2010 and on January 13, 2011, we completed the exchange for all of its outstanding 10.5% Senior Notes.

The foregoing description of the 10.5% Senior Notes Indenture and the Registration Rights Agreement do not purport to be complete and is qualified in its entirety by reference to the full text of the 10.5% Senior Notes Indenture and Registration Rights Agreement.

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

The parent corporation of KEC - KEMET Corporation - and the Guarantors guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantors (other than assets that secure the 10.5% Senior Notes). The collection accounts of the Borrowers and Guarantors are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a “Cash Dominion Trigger Event”).

KEC and the Guarantors guarantee the Singapore facility obligations.  In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore’s assets.  Within four months after the closing date, KEMET Singapore’s bank accounts will be transferred over to Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.

A fixed charge coverage ratio of at least 1.1:1.0 must be maintained as of the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of at least forty-five consecutive days:  (i) an event of default, (ii) aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) availability of the U.S. facility has been less than $3.75 million.  The fixed charge coverage ratio tests the EBITDA and fixed charges of KEMET Corporation and its subsidiaries on a consolidated basis.

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

Short Term Liquidity

Based on our current operating plans management believes that cash generated from operations will be sufficient to cover our operating requirements for the next twelve months, including $68.9 million in principal and interest payments and expected capital expenditures in the range of $35 million to $40 million.

Our cash and cash equivalents increased by $48.6 million for the nine month period ended December 31, 2010 as compared with an increase of $25.8 million during the nine month period ended December 31, 2009.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Nine Months Ended December 31,
	2010	2009
Cash provided by operating activities	$75,101	$35,922
Cash used in investing activities	(14,134)	(9,088)
Cash used in financing activities	(13,337)	(1,140)
Effects of foreign currency fluctuations on cash	943	76
Net increase in cash and cash equivalents	$48,573	$25,770

Operations

Cash provided by operating activities improved by $39.2 million in the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009.  This improvement is primarily a result of $100.9 million increase related to operations (net income adjusted for non-cash items) for the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009.  Offsetting this improvement was a $61.5 million increase in cash used in operating assets and liabilities primarily due to an increase in inventories.    In the nine month period ended December 31, 2010, increases in inventories resulted in a $54.8 million use of cash.  For the nine month period ended December 31, 2010, raw material inventories increased $26.8 million primarily due to price increases in Tantalum raw materials as well an increase in the volume of raw materials.  The increase in raw material quantities was driven by increased sales levels and accelerated purchases of raw materials that were expected to increase in price.  Finished goods increased $22.9 million as a result of the increase in sales and demand for our products, and an increase in raw material prices.  In the nine month period ended December 31, 2009, we generated $10.9 million in cash due to a decrease in inventories.  The $38.2 million loss on early extinguishment of debt was a non-cash item and did not affect cash provided by operations in the nine month period ended December 31, 2010.  Likewise, the $38.9 million gain on early extinguishment of debt and the $81.1 million increase in warrant value were non-cash items which did not affect cash provided by operations in the nine month period ended December 31, 2009.

Investing

Cash used in investing activities increased $5.0 million in the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009 due to an increase in capital expenditures.  The capital expenditure amount for the nine month period ended December 31, 2010 included EUR 2.1 million ($2.8 million) for the acquisition of land in Italy to be used as the site for a new manufacturing facility in order to consolidate our Italian operations.  The remaining purchase price for the land in Italy will be paid in seven annual payments of EUR 489 thousand ($653 thousand) beginning on April 28, 2013.   The remainder of the increase in capital expenditures is primarily due to machinery and equipment purchases to increase capacity, to assist in new product development and improve product quality.  Capital expenditures were offset by $5.4 million in proceeds from the sale of assets in the nine month period ended December 31, 2010.  There were no proceeds from the disposal of assets in the nine month period ended December 31, 2009.

Financing

Cash used in financing activities increased $12.2 million in the nine month period ended December 31, 2010 as compared to the nine month period ended December 31, 2009.  In the nine month period ended December 31, 2010, proceeds from the issuance of debt resulted from the private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes. Proceeds of $182.5 million were used to repay all of the outstanding indebtedness under our credit facilities with K Financing, LLC ($62.9 million including the Success Fee), the EUR  60 million credit facility ($60.7 million) and EUR 35 million credit facility ($44.0 million) with UniCredit and the term loan with Vishay ($15.0 million).  In addition, we used $38.1 million of the proceeds to retire $40.5 million in aggregate principal amount of our Convertible Notes and $6.6 million of the proceeds to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We made a principal payment related to UniCredit Facility A on

April 1, 2010 for EUR 7.7 million ($10.3 million). Our next significant maturity is November 15, 2011 when the Convertible Note holders have the right to require us to repurchase for cash all or a portion of the Convertible Notes outstanding of $40.6 million.

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

In the nine month period ended December 31, 2009, payments of debt relate primarily to the retirement of the Convertible Notes discussed above as well as a principal payment on the UniCredit Facility A.

Commitments

At December 31, 2010, we had contractual obligations in the form of debt and interest payments as follows (amounts in thousands):

		Payments Due by Period
					More than
	Total	Year 1	Years 2-3	Years 4-5	5 years
Principal payments (1)	$277,279	$43,811	$2,861	$607	$230,000
Interest obligations	178,821	25,620	48,481	48,303	56,417
European social security	8,232	5,389	2,843	—	—
Operating lease obligations	25,988	8,559	12,586	4,126	717
	$490,320	$83,379	$66,771	$53,036	$287,134

(1)          Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of the Convertible Notes on November 15, 2011, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.  The $40.6 million of Convertible Notes have been included in the “Year 1” column above.

Our pension benefit and other postretirement benefit obligations have not changed materially from those disclosed in our 2010 Annual Report.

Non-U.S. GAAP Financial Measures

To complement our Condensed Consolidated Statements of Operations and Cash Flows, we use non-U.S. GAAP financial measures of Adjusted operating income (loss), Adjusted net income (loss) and Adjusted EBITDA.  Management believes that Adjusted operating income (loss), Adjusted net income (loss) and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors.  The presentation of these non-U.S. GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.

Adjusted operating income is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Operating income	$36,991	$6,236	$103,488	$848

Adjustments:
Restructuring charges	1,102	1,322	5,197	2,589
Debt and stock registration related fees	950	—	950	—
ERP integration costs	602	—	1,257	—
Stock-based compensation expense	429	168	911	1,788
(Gain) loss on sales and disposals of assets	29	240	(1,406)	498
Write down of long-lived assets	—	656	—	656
Cancellation of incentive plan	—	—	—	1,161
Write off of capitalized advisor fees	—	—	—	413
Total adjustments	3,112	2,386	6,909	7,105

Adjusted operating income	$40,103	$8,622	$110,397	$7,953

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income (loss)	$27,167	$(1,779)	$41,979	$(69,764)

Adjustments:
Restructuring charges	1,102	1,322	5,197	2,589
Amortization included in interest expense	1,210	3,703	3,964	9,586
Foreign exchange transaction loss	1,785	562	378	6,199
Debt and stock registration related fees	950	—	950	—
ERP integration costs	602	—	1,257	—
Stock-based compensation expense	429	168	911	1,788
(Gain) loss on sales and disposals of assets	29	240	(1,406)	498
Write down of long-lived assets	—	656	—	656
(Gain) loss on early extinguishment of debt	—	—	38,248	(38,921)
Gain on licensing of patents	—	—	(2,000)	—
Increase in value of warrant	—	—	—	81,088
Cancellation of incentive plan	—	—	—	1,161
Write off of capitalized advisor fees	—	—	—	413
Income tax impact of adjustments	(196)	(143)	(828)	528
Total adjustments	5,911	6,508	46,671	65,585

Adjusted net income (loss)	$33,078	$4,729	$88,650	$(4,179)

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income (loss)	$27,167	$(1,779)	$41,979	$(69,764)

Adjustments:
Income tax expense (benefit)	625	(93)	2,493	2,649
Interest expense, net	7,728	7,420	22,415	19,597
Depreciation and amortization expense	12,661	13,701	41,303	39,191
Restructuring charges	1,102	1,322	5,197	2,589
Foreign exchange transaction loss	1,785	562	378	6,199
Debt and stock registration related fees	950	—	950	—
ERP integration costs	602	—	1,257	—
Stock-based compensation expense	429	168	911	1,788
(Gain) loss on sales and disposals of assets	29	240	(1,406)	498
Write down of long lived assets	—	656	—	656
(Gain) loss on early extinguishment of debt	—	—	38,248	(38,921)
Gain on licensing of patents	—	—	(2,000)	—
Increase in value of warrant	—	—	—	81,088
Total adjustments	25,911	23,976	109,746	115,334

Adjusted EBITDA	$53,078	$22,197	$151,725	$45,570

Adjusted operating income represents operating income, excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income to facilitate our analysis and understanding of our business operations and believe that Adjusted operating income is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted operating income (loss) should not be considered as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP.

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

Adjusted EBITDA represents net income (loss) before income tax expense (benefit), interest expense, net, and depreciation and amortization expense, adjusted to exclude restructuring charges, foreign exchange transaction loss, debt and stock registration related fees, ERP integration costs, stock-based compensation expense, (gain) loss on sales and disposals of assets, write down of long-lived assets, (gain) loss on the early extinguishment of debt, gain on licensing of patents and increase in value of warrant. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

There were no accounting standards adopted in the third quarter of fiscal year 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, or our subsidiaries, are at any one time parties to a number of lawsuits arising out of our respective operations, including workers’ compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to us, we do not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2010 Annual Report except that we have removed the following risk factors as they are no longer applicable: increased difficulty or expense in accessing capital because of the delisting of our common stock from the New York Stock Exchange (“NYSE”); exposure to foreign exchange gains and losses and dilution as a result of the issuance of the warrant held by K Equity, LLC.  We have also revised the risk factor related to the exercise of the warrant held by K Equity, LLC to reflect the reduction in shares exercisable under the warrant, so that such exercise could potentially result in a significant, rather than controlling, stockholder, who could seek to influence our corporate decisions.

In addition, we have identified the following risk factor:

We may be exposed to claims alleging product defects.

Our business exposes us to claims alleging product defects or nonconformance with product specifications. We may be held liable for, or incur costs related to, such claims if any of our products, or products in which our products are incorporated, are found to have caused end market product application failures, product recalls, property damage or personal injury. Provisions in our agreements with our customers and distributors which are designed to limit our exposure to potential material product defect claims, including warranty, indemnification, waiver and limitation of liability provisions, may not be effective under the laws of some jurisdictions. If we cannot successfully defend ourselves against product defect claims, we may incur substantial liabilities. Regardless of the merits or eventual outcome, defect claims could entail substantial expense and require the time and attention of key management personnel.

Our commercial general liability insurance may not be adequate to cover all liabilities arising out of product defect claims and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. If liability coverage is insufficient, a product defect claim could result in liability to us which could materially and adversely affect our results of operations or financial condition. Even if we have adequate insurance coverage, product defect claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1 Certificate of Amendment to the Restated Certificate of Incorporation of KEMET Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 4, 2010)

Exhibit 10.1 KEMET Executive Secured Benefit Plan

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at December 31, 2010, and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2011
KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 3.1 Certificate of Amendment to the Restated Certificate of Incorporation of KEMET Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 4, 2010)

Exhibit 10.1 KEMET Executive Secured Benefit Plan

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at December 31, 2010, and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.