Form 10-K
period 2011-03-31
KEMET CORP
filed 2011-05-20
CIK 887730

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2010, computed by reference to the closing sale price of the registrant's common stock was approximately $264,127,461.

         Number of shares of each class of common stock outstanding as of May 18, 2011: common stock, $0.01 par value, 37,146,787.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held July 27, 2011 are incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS

General

        We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2011, 2010, and 2009 we shipped 35 billion capacitors, 31 billion capacitors, and 32 billion capacitors, respectively. We believe the medium-to-long term demand for the various types of capacitors we offer will continue to grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation. As used in this report, the terms "we", "us", "our", "KEMET" and the "Company" refer to KEMET Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

        We operate 22 production facilities in Europe, Mexico, China, the United States and Indonesia and employ nearly 11,000 employees worldwide. Our customer base includes most of the world's major electronics original equipment manufacturers ("OEMs") (including Alcatel-Lucent USA Inc., Apple Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive Holdings Corporation), electronics manufacturing services providers ("EMSs") (including Celestica Inc., Elcoteq SE, Flextronics International Ltd., Jabil Circuit, Inc. and Sanmina-SCI Corporation) and electronics distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). For fiscal years 2011 and 2010, our consolidated net sales were $1,018.5 million and $736.3 million, respectively.

Background of Company

        KEMET's operations began in 1919 as a business of Union Carbide Corporation ("Union Carbide") to manufacture component parts for vacuum tubes. In the 1950s, Bell Laboratories invented solid-state transistors along with tantalum capacitors and other passive components necessary for their operation. As vacuum tubes were gradually replaced by transistors, we changed our manufacturing focus from vacuum tube parts to tantalum capacitors. We entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, we were the United States' market leader in tantalum capacitors. In 1969, we began production of ceramic capacitors as one of approximately 35 United States manufacturers, and opened our first manufacturing facility in Mexico. In 2003, we expanded operations into Asia, opening our first facility in Suzhou, China. In fiscal year 2007, we acquired the tantalum business unit of EPCOS AG ("EPCOS"). In fiscal year 2008, we acquired Evox Rifa Group Oyj ("Evox Rifa") and Arcotronics Italia S.p.A. ("Arcotronics") and, as a result, entered into markets for film, electrolytic and paper capacitors. We are organized into three segments: the Tantalum Business Group ("Tantalum"), the Ceramic Business Group ("Ceramic") and the Film and Electrolytic Business Group ("Film and Electrolytic").

        KEMET Corporation is a Delaware corporation that was formed in 1990 by certain members of the Company's management at the time, Citicorp Venture Capital, Ltd. and other investors that acquired the outstanding common stock of KEMET Electronics Corporation from Union Carbide. In 1992, we publicly issued shares of our common stock. Today, our common stock trades on the NYSE under the symbol "KEM".

Recent Developments

        Net sales for the quarter ended March 31, 2011 were $261.5 million, which is a 22.8% increase over the same quarter last fiscal year. Net income was $21.1 million, or $0.57 per basic share and $0.40 per diluted share for the fourth quarter of fiscal year 2011 compared to net income of $0.3 million or $0.01 per basic and diluted share for the same quarter last year.

        On November 3, 2010, our shareholders approved a reverse stock split of our common stock (the "Reverse Stock Split") at a ratio of 1-for-3. The Reverse Stock Split became effective November 5, 2010 pursuant to a Certificate of Amendment to our Restated Certificate of Incorporation filed with the Secretary of State of Delaware. We had 27.1 million shares of common stock issued and outstanding immediately following the completion of the Reverse Stock Split. We are authorized in the Restated Certificate of Incorporation to issue up to a total of 300.0 million shares of common stock at a $0.01 par value per share which was unchanged by the amendment. The Reverse Stock Split did not affect the registration of the common stock under the Securities Exchange Act of 1934, as amended ("Exchange Act"), or the listing of the common stock, under the symbol "KEM", although the post-split shares have a new CUSIP number. In the Consolidated Balance Sheets, the line item "Stockholders' equity" has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing the line item "Common stock" and increasing the line item "Additional paid-in capital", with no change to Stockholders' equity in the aggregate. In the Statement of Shareholders' Equity, the columns "Common Stock" and "Additional Paid-In Capital" have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing the column "Common stock" and increasing the column "Additional paid-in capital", with no change to Stockholders' equity in the aggregate. All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of this transaction except as otherwise noted. Our board of directors intends to seek stockholder approval to reduce the number of authorized shares of common stock from 300,000,000 to 175,000,000 at our next annual meeting of stockholders.

        In connection with a credit facility (as subsequently amended and restated, the "Platinum Credit Facility") we entered into in May 2009 with K Financing, LLC ("K Financing"), we issued a warrant (which we sometimes refer to herein as the "Platinum Warrant") to K Financing, which was subsequently transferred to its affiliate K Equity, LLC ("K Equity"). K Financing and K Equity are each affiliates of Platinum Equity Capital Partners II, L.P. The Platinum Warrant entitled K Equity to purchase up to 26,848,484 shares of our common stock, subject to certain adjustments, which represented 49.9% of our common equity at the time of issuance on a post-exercise basis. On December 20, 2010, in connection with a secondary offering in which K Equity was the selling security holder, K Equity sold a portion of the Platinum Warrant representing the right to purchase 10.9 million shares of our common stock to the underwriters of the secondary offering, who exercised their full portion of the warrant in a cashless exercise, based on an exercise price of $1.05 per share and a closing price per share of $12.80, and received a net settlement of 10.0 million shares of our common stock. These shares were sold as part of a secondary offering and KEMET did not receive any of the proceeds from the transaction. K Equity retained the unsold portion of the warrant, representing the right to purchase 16.0 million shares of our common stock. In March 2011, the Company registered seven million shares subject to issuance upon the partial exercise of the remaining Platinum Warrant.

Issuance of 10.5% Senior Notes

        On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the "10.5% Senior Notes"). The private placement of the 10.5% Senior Notes resulted in proceeds to us of $222.2 million. We used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under our credit facility with K Financing, our EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and our term loan with a subsidiary of Vishay Intertechnology, Inc. ("Vishay"). We used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of our 2.25% Convertible Senior Notes (the "Convertible Notes") and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We incurred $6.6 million in costs related to the execution of the offering.

        On October 26, 2010, we filed a Form S-4 to offer, in exchange for our outstanding 10.5% Senior Notes due 2018 ("Old Notes"), up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended. The Form S-4 was declared effective on December 14, 2010 and on January 13, 2011 we completed the exchange for all of the Old Notes.

Revolving Line of Credit

        On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The size of the U.S. facility and the Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. The Loan and Security Agreement expires on September 30, 2014.

Listing

        As announced on June 21, 2010, our common stock was approved for listing on the NYSE Amex. Trading commenced on the NYSE Amex on June 22, 2010 under the ticker symbol "KEM" (NYSE Amex: KEM).

        On November 11, 2010, we provided written notice to the NYSE Amex that we intended to transfer our listing to the New York Stock Exchange ("NYSE"). We voluntarily ceased trading on the NYSE Amex, with the last day of trading on the NYSE Amex on November 12, 2010. Our common stock commenced trading on November 15, 2010 on the NYSE under the ticker symbol "KEM" (NYSE: KEM).

Outlook

        Looking out to the first quarter of fiscal year 2012, we anticipate an increase in net sales in a range of 5% to 7% when compared to the fourth quarter of fiscal year 2011. This increase is primarily due to Film and Electrolytic's machinery division while we anticipate a slight increase in our component sales. Consolidated gross margin is expected to be comparable to the fourth quarter of fiscal year 2011.

Restructuring

        In fiscal year 2010, the Company initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole. The restructuring plan includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company. Restructuring charges in the fiscal year ended March 31, 2011 relate to this new plan and are primarily comprised of manufacturing relocation costs of $6.0 million for relocation of equipment from various plants to Mexico and China as well as relocation of the European distribution center. In addition, the Company incurred $1.2 million in personnel reduction costs related to the following: headcount reductions in Italy, $0.8 million; the closure of our Nantong, China plant expected to be completed in the second quarter of fiscal year 2012, $0.6 million; and $1.5 million related to the Company's initiative to reduce overhead within the Company as a whole and headcount reductions in Mexico. These personnel reduction charges were offset by a $1.7 million reversal of prior expenses primarily associated with the Cassia Integrazione Guadagni Straordinaria ("CIGS") plan as it was determined that only 107 employees are expected to participate in the program through October 2012. The agreements with the labor unions allowed the Company to place up to 260 workers, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a maximum of 36 months for the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work.

Our Industry

        Capacitors are electronic components consisting of conducting materials separated by a dielectric, or insulating material, which allows a capacitor to act as a filtering or an energy storage/delivery device. We manufacture a full line of capacitors, including tantalum, multilayer ceramic, film, paper, and aluminum (both wet electrolytic and solid polymer). We manufacture these types of capacitors in many different sizes and configurations. These configurations include surface-mount capacitors, which are attached directly to the circuit board without lead wires, leaded capacitors, which are attached to the circuit board using lead wires, and chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in.

        The choice of capacitor dielectric is driven by the engineering specifications and the application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, voltage requirements, size and cost. Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Generally, ceramic capacitors are more cost-effective at lower capacitance values, tantalum capacitors are more cost-effective at higher capacitance values, and solid aluminum capacitors can be more effective in applications requiring intermediate capacitance and very low equivalent series resistance. Although film, paper and electrolytic capacitors can also be used to support integrated circuits, a significant area of usage is the field of power electronics to provide energy for applications such as motor start, power factor correction, pulse power, electromagnetic interference filtering and safety.

        Capacitors account for the largest market within the passive component product grouping. According to a December 2010 report by Paumanok Publications, Inc. ("Paumanok"), a marketing research firm concentrating on the passive components industry, the global capacitor market in fiscal year 2010 was $15.1 billion in revenues and 1.3 trillion units. Although this represents a significant downturn in revenue and unit sales volume as compared to the high water mark set in fiscal year 2008 of $18 billion and 1.4 trillion units, according to the Paumanok report, the global capacitor market was expected to improve substantially to achieve revenue of $18.5 billion and 1.5 trillion pieces in fiscal year ended March 31, 2011. This represents a revenue increase of 23% over fiscal year 2010.

        Because capacitors are a fundamental component of electronic circuits, demand for capacitors tends to reflect the general demand for electronic products, as well as integrated circuits, which, though cyclical, continues to grow. We believe that growth in the electronics market and the resulting growth in demand for capacitors will be driven primarily by a number of recent trends which include:

  •
  the development of new products and applications, such as global positioning devices, alternative and renewable energy systems, hybrid transportation systems, electronic controls for engines and industrial machinery, smart phones and mobile personal computers;

  •
  the increase in the electronic content of existing products, such as home appliances, medical equipment and automobiles;

  •
  consumer desire for mobility and connectivity; and

  •
  the enhanced functionality, complexity and convergence of electronic devices that use state-of-the-art microprocessors.

Markets and Customers

        Our products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer, industrial and aerospace industries. We also sell products to EMS providers, which also serve OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent the largest channel through which we sell our capacitors. TTI, Inc., an electronics distributor, accounted for over 10% of our net sales in fiscal years 2011, 2010 and 2009. If our relationship with TTI, Inc. were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by TTI, Inc. Our top 50 customers accounted for 76.8% of our net sales during fiscal year 2011.

        The following table presents an overview of the diverse industries that incorporate our capacitors into their products and the general nature of those products.

Industry	Products
Automotive	Audio systems, tire pressure monitoring systems, power train electronics, instrumentation, airbag systems, anti-lock braking and stability systems, electric drive vehicles, electronic engine controls, air conditioning controls, and security systems
Business Equipment	Copiers, point-of-sale terminals, and fax machines
Communications	Cellular phones, telephones, switching equipment, relays, base stations, and wireless infrastructure
Computer-related	Personal computers, workstations, mainframes, computer peripheral equipment, power supplies, disk drives, printers, and local area networks
Industrial	Electronic controls, measurement equipment, instrumentation, solar and wind energy generation, and medical electronics
Consumer	DVD players, MP3 players, game consoles, LCD televisions, global positioning systems and digital still cameras
Military/Aerospace	Avionics, radar, guidance systems, and satellite communications
Alternative Energy	Wind generation systems, solar generation systems, geothermal generation systems, tidal generation systems and electric drive vehicles

        We produce a small percentage of capacitors under military specification standards sold for both military and commercial uses. We do not sell any capacitors directly to the United States government. Certain of our customers purchase capacitors for products in the military and aerospace industries.

        It is impracticable to report revenues from external customers for each of the above noted products primarily due to approximately 50% of our external sales are to electronics distributors.

KEMET in the United States

        Our corporate headquarters is located in Simpsonville, South Carolina, which is part of the greater Greenville metropolitan area. Individual functions continue to evolve to support global activities in Asia, Europe, and the Americas, either from Greenville, South Carolina or through locations in appropriate parts of the world.

        Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States will focus primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America. In June 2011, we expect to begin the production of power film capacitors in the United States to support alternative energy products and emerging green technologies, such as hybrid electric drive vehicles. In fiscal year 2013, we expect to begin production of electrolytic capacitors to further support alternative energy products and emerging green technologies.

        To accelerate the pace of innovations, the KEMET Innovation Center was created in July 2003. The primary objectives of the KEMET Innovation Center are to ensure the flow of new products and robust manufacturing processes that are expected to keep us at the forefront of our customers' product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center is located in Simpsonville, South Carolina which is part of the greater Greenville metropolitan area.

KEMET in Mexico

        We believe our Mexican operations are among the most cost efficient in the world, and they will continue to be our primary production facilities supporting North American and European customers for Tantalum and Ceramic. One of the strengths of KEMET Mexico is that it is a Mexican operation, including Mexican management and workers. These facilities are responsible for maintaining KEMET's traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros will remain focused primarily on tantalum capacitors, while the facilities in Monterrey will continue to focus on ceramic capacitors. Following the Film and Electrolytic restructuring, in June 2010 we began production of standard and commodity Film and Electrolytic products in one of our existing facilities in Monterrey, Mexico.

KEMET in Asia Pacific

        Over the past several years, low production costs and proximity to large, growing markets have caused many of our key customers to relocate production facilities to Asia, particularly China. We have a well-established sales and logistics network in Asia to support our customers' Asian operations. In calendar year 2003, we commenced shipments from our production facility in Suzhou, China, near Shanghai ("Suzhou Plant A"). In connection with the Evox Rifa acquisition, which was completed in April 2007, we added another Chinese operation in Nantong, China, as well as a manufacturing operation in Batam, Indonesia. With the Arcotronics acquisition, which was completed in October 2007, we have further expanded our presence in China with a manufacturing operation in Anting, China. These operations will continue to support the former Evox Rifa and Arcotronics customer bases in Asia with top quality film and electrolytic capacitors. In the fourth quarter of fiscal year 2010, we began to manufacture aluminum polymer products in a facility in Suzhou, China ("Suzhou Plant B"). During the second quarter of fiscal year 2012, we expect to begin production of standard and commodity Film and Electrolytic products in a new facility in Suzhou, China ("Suzhou Plant C"). Manufacturing operations in China are expected to continue to grow and we anticipate that our production capacity in China may be equivalent to Mexico in the future. The vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve our objective of being a global company. These facilities will be responsible for maintaining our traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow our customer base in Asia.

KEMET in Europe

        As previously mentioned we acquired the tantalum business unit of EPCOS in April 2006, acquired Evox Rifa in April 2007, and acquired Arcotronics in October 2007. These acquisitions have provided us with manufacturing operations in Europe. We currently have one or more manufacturing locations in Bulgaria, Finland, Germany, Italy, Portugal, Sweden, and the United Kingdom. In addition, we operate a research and development center in Farjestaden, Sweden. We will maintain and enhance our strong European sales and customer service infrastructure, allowing us to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

        In September 2009, we announced plans to reduce operating costs by consolidating the manufacturing of certain products and by implementing other lean initiatives. Manufacturing consolidation plans include the movement of certain standard, high-volume products to lower cost manufacturing locations. We anticipate the plans will be completed in the second half of fiscal year 2014; however, the length of time required to complete the restructuring activities is dependent upon a number of factors, including the ability to continue to manufacture products required to meet customer demand while at the same time relocating certain production lines, and the progress of discussions with union and government representatives in certain European locations concerning the optimization of product mix and related headcount requirements in such manufacturing locations. In April 2010, we reported that we reached an agreement with three labor unions in Italy and with the regional government in Emilia Romagna, Italy to proceed with our planned restructuring process. In addition, in July 2010, we relocated our Amsterdam Hub facility from The Netherlands to the Czech Republic as part of our cost reduction measures. This relocation has allowed shipping lane optimization and customer consolidation (bi-weekly or weekly) for all import and export shipments. Our European manufacturing plants will continue to ship direct to 'local' customers (which are customers located in the same country as the plant). During the remainder of this restructuring effort, we expect to spend between $28 million to $33 million, primarily in our Film and Electrolytic Business Group. We expect our restructuring plan to result in a reduction in our European operating cost structure of approximately $3 million in fiscal year 2012 compared to fiscal year 2011. We anticipate that benefits from the restructuring efforts will continue to grow during fiscal years 2013 and 2014. During fiscal year

2014, we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of approximately $24 million versus fiscal year 2011.

Global Sales and Logistics

        In recent years, it has become more complicated to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities globally. The growth of the electronics manufacturing services industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. In order to drive down costs, the most successful business models in the electronics industry are based on tightly integrated supply chain logistics. Our direct worldwide sales force and a well-developed global logistics infrastructure distinguish us in the marketplace and will remain a hallmark of KEMET in meeting the needs of our global customers. The North America and South America ("Americas") sales staff is organized into four areas supported by regional offices. The sales staff for Europe, Middle East and Africa ("EMEA") is organized into five areas, also supported by regional offices. The Asia and Pacific Rim ("APAC") sales staff is organized into four areas (China, Singapore, Taiwan and India), and is also supported by regional offices. We also have independent sales representatives located in seven countries worldwide including: Brazil, Puerto Rico, South Korea, and the United States.

        In our major markets, we market and sell our products primarily through a direct sales force. In addition, we use independent commissioned representatives. We believe our direct sales force creates a distinct competence in the marketplace and has enabled us to establish and maintain strong relationships with our customers. With a global sales organization that is customer-focused, our direct sales personnel from around the world serve on KEMET Global Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer.

        Electronics distributors are an important distribution channel in the electronics industry and accounted for 50%, 48%, and 47% of our net sales in fiscal years 2011, 2010 and 2009, respectively. In fiscal years 2011, 2010 and 2009, TTI, Inc. accounted for more than 10% of net sales.

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

Sales by Geography

        In fiscal year 2011 and 2010, net sales by region were as follows (dollars in millions):

	Fiscal Year 2011			Fiscal Year 2010
	Net Sales	% of Total		Net Sales	% of Total
Americas	$254.1	25%	Americas	$180.1	24%
APAC	381.7	37%	APAC	285.0	39%
EMEA	382.7	38%	EMEA	271.2	37%

	$1,018.5			$736.3

        We believe our regional balance of revenues is a benefit to our business. The geographic diversity of our net sales diminishes the impact of regional sales decreases caused by various holiday seasons. While sales in the U.S. are the lowest of the three regions, the U.S. remains the leading region in the world for product design-in activity where engagement with OEM design engineers determines product placement independent of the region of the world where the final product is manufactured.

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

        Our major global competitors include AVX Corporation, EPCOS, Matsushita Electric Industrial Company, Ltd. (Panasonic), Murata Manufacturing Co., Ltd., NEC TOKIN Corporation, Sanyo Electric Co., Ltd., Taiyo Yuden Co., Ltd., TDK Corporation, WIMA GmbH & Co., KG and Vishay. These competitors, among others, cover the breadth of our capacitor offerings.

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

        Presently, a finite number of suppliers process tantalum ore into capacitor-grade tantalum powder. If there are significant fluctuations in demand, based on leadtime of ore to tantalum smelter, an increase in the price of tantalum may result. If we are unable to pass the price increase on to our customers, it could have an adverse affect on our profitability.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors ("MLCC") and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however, the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2011 the price of palladium fluctuated between $415 and $855 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.

        Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, however, could have an adverse affect on our profitability.

Patents and Trademarks

        At March 31, 2011, we held the following patents and trademarks:

	Patents	Trademarks
United States	87	8
Foreign	43	119

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

Research and Development

        Research and development expenses were $25.9 million, $22.1 million and $29.0 million for fiscal years 2011, 2010 and 2009, respectively. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of our products and manufacturing processes have been designed and developed by our engineers. We continue to invest in new technology to improve product performance and production efficiencies.

Segment Reporting

        We are organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups, the cost of which are allocated to the business groups based on their respective budgeted net sales. See Note 7, "Segment and Geographic Information" to our consolidated financial statements.

Tantalum Business Group

        Our Tantalum Business Group is a leading manufacturer of solid tantalum and aluminum capacitors. Over the past fifty years, we have made significant investments in our tantalum capacitor business and, based on net sales, we believe that we are the largest tantalum capacitor manufacturer in the world. We believe we have one of the broadest lines of tantalum product offerings and are one of the leaders in the growing market for high-frequency surface mount tantalum and aluminum polymer capacitors. For fiscal years 2011 and 2010, our Tantalum Business Group had consolidated net sales of $486.6 million and $343.8 million, respectively.

        Our Tantalum Business Group's broad product portfolio, industry leading process and materials technology, global manufacturing base and on-time delivery capabilities allow us to serve a wide range of customers in a diverse group of end markets, including computing, telecommunications, consumer, medical, military, automotive and general industries. This business group operates five manufacturing sites in Portugal, Mexico and China and maintains a product innovation center in the United States. Our Tantalum Business Group employs over 4,700 employees worldwide.

Ceramic Business Group

        Our Ceramic Business Group offers an extensive line of multilayer ceramic capacitors in a variety of sizes and configurations. We are one of the two leading ceramic capacitor manufacturers in the United States and among the ten largest manufacturers worldwide. For fiscal years 2011 and 2010, our Ceramic Business Group had consolidated net sales of $210.5 million and $171.2 million, respectively.

        Our Ceramic Business Group high temperature and capacitance-stable product lines provide us with what we believe to be a significant advantage over many of our competitors, especially in high reliability markets, such as medical, industrial, defense and aerospace. Our other significant end markets include computing, telecommunications, automotive and general industries. This business group operates two manufacturing sites in Mexico and a finishing plant in China and maintains a product innovation center in the United States. Our Ceramic Business Group employs over 2,500 employees worldwide.

Film and Electrolytic Business Group

        Our Film and Electrolytic Business Group produces film, paper and wet aluminum electrolytic capacitors. We entered this market through the acquisitions of Evox Rifa and Arcotronics in fiscal year 2008. Film capacitors are preferred where high reliability is a determining factor, while wet aluminum electrolytic capacitors are preferred when high capacitance at a reasonable cost is required. We are one of the world's largest suppliers of film and one of the leaders in wet aluminum electrolytic capacitors for high-value custom applications. For fiscal years 2011 and 2010, our Film and Electrolytic Business Group had consolidated net sales of $321.4 million and $221.4 million, respectively.

        Our Film and Electrolytic Business Group primarily serves the industrial, automotive, consumer and telecom markets. We believe that our Film and Electrolytic Business Group's product portfolio, technology and experience position us to significantly benefit from the continued growth in alternative energy solutions. We operate fifteen film and electrolytic manufacturing sites throughout Europe, Asia and Mexico and operate a product innovation center in Sweden. In June 2011, we expect to begin the production of power film capacitors in the United States to support alternative energy products and emerging green technologies, such as hybrid electric drive vehicles. In fiscal year 2013, we expect to begin production of electrolytic capacitors to further support alternative energy products and emerging green technologies. Our Film and Electrolytic Business Group employs over 2,900 employees worldwide.

        In September 2009, we announced plans to reduce operating costs by consolidating the manufacturing of certain products and by implementing other lean initiatives. Manufacturing consolidation plans include the movement of certain standard, high-volume products to lower cost manufacturing locations. We anticipate the plans will be completed in the second half of fiscal year 2014; however, the length of time required to complete the restructuring activities is dependent upon a number of factors, including the ability to continue to manufacture products required to meet customer demand while at the same time relocating certain production lines and the progress of discussions with union and government representatives in certain European locations concerning the optimization of product mix and related headcount requirements in such manufacturing locations. In April 2010, we reported that we reached an agreement with three labor unions in Italy and with the regional government in Emilia Romagna, Italy to proceed with our planned restructuring process. In addition, in July 2010, we relocated our Amsterdam Hub facility from the Netherlands to the Czech Republic as part of our cost reduction measures. This relocation will allow shipping lane optimization and customer consolidation (bi-weekly or weekly) for all import shipments. Our European manufacturing plants will continue to ship direct to 'local' customers (which are customers located in the same country as the plant). During the remainder of this restructuring effort, we expect to spend between $28 million to $33 million, primarily in our Film and Electrolytic Business Group. We expect our restructuring plan to result in a reduction in our operating cost structure in Europe of approximately $3 million in fiscal year 2012 compared to fiscal year 2011. We anticipate that benefits from the restructuring efforts will continue to grow during fiscal years 2013 and 2014. During fiscal year 2014, we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of approximately $24 million versus fiscal year 2011.

Environmental and Regulatory Compliance

        We are subject to various North American, European, and Asian federal, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals and materials used and generated in manufacturing electronic components. Based on the annual costs incurred over the past several years, we do not believe that compliance with these laws and regulations will have a material adverse effect on our capital expenditures, earnings, or competitive position. We believe, however, that it is reasonably likely that the trend in environmental litigation, laws, and regulations will continue to be toward stricter standards. Such changes in the laws and regulations may require us to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on our financial condition.

        Our Guiding Principles support a strong commitment to economic, environmental, and socially sustainable development. As a result of this commitment, we have adopted the Electronic Industry Code of Conduct. The Electronic Industry Code of Conduct is a comprehensive code of conduct that addresses all aspects of corporate responsibility including Labor, Health and Safety, the Environment, and Business Ethics. It outlines standards to ensure working conditions in the electronic industry supply chain are safe, that workers are treated with respect and dignity, that manufacturing processes are environmentally friendly and that materials are sourced responsibly.

        Policies, programs, and procedures implemented throughout KEMET ensure compliance with legal and regulatory requirements, the content of the Electronic Industry Code of Conduct, and customer contractual requirements related to social and environmental responsibility.

        We are committed to these business ethics, labor, health and safety, and environmental standards.

        KEMET fully supports the position of the Electronic Industry Citizenship Coalition ("EICC"), the Electronic Components, Assemblies and Materials Association ("ECA") and the Tantalum-Niobium International Study Center ("TIC") to avoid the use of conflict minerals which directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or adjoining countries, in line with full compliance to the EICC's Electronic Industry Code of Conduct. KEMET's tantalum supply base has been and continues to be certified to be sourced from conflict free zones. All of KEMET's tantalum material suppliers have complied with and issued signed Letters of Certification attesting that KEMET Corporation will not receive tantalum powders made from tantalum ores illegally mined in the Democratic Republic of Congo. This policy and certification process is being implemented for all conflict minerals. KEMET will immediately discontinue doing business with any supplier found to be purchasing materials which directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or adjoining countries. KEMET will continue to work through the EICC, ECA and TIC towards the goal of greater transparency in the supply chain.

        KEMET is aware of section 1502 "Conflict Minerals" of the Dodd-Frank Wall Street Reform and Consumer Protection Act and will comply with all reporting requirements.

Employees

        We have approximately 11,000 employees as of March 31, 2011, of whom 600 are located in the United States, 5,400 are located in Mexico, 2,800 in Asia and 2,200 in Europe. We believe that our future success will depend in part on our ability to recruit, retain, and motivate qualified personnel at all levels of the Company. The number of employees represented by labor organizations at KEMET locations in each of the following countries is: 4,500 hourly employees in Mexico (as required by Mexican law), 760 employees in Italy, 750 employees in Indonesia, 360 employees in Portugal, 330 employees in China, 290 employees in Bulgaria, 210 employees in Finland and 90 employees in Sweden. In fiscal year 2011, we did not experience any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

Securities Exchange Act of 1934 Reports

        We maintain an Internet website at the following address: http://www.kemet.com. KEMET makes available on or through our Internet website certain reports and amendments to those reports that are filed or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) in accordance with the Exchange Act. These include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Global Code of Conduct

        On May 3, 2010, we adopted a new Global Code of Conduct ("Code of Conduct"), effective August 1, 2010, which is applicable to all employees, officers, and directors of the Company. The Code of Conduct addresses among other things, ethics in the workplace and marketplace, guidance for making decisions and reporting violations of the law and the Code of Conduct, and the importance of protecting the Company's assets. The Code of Conduct was filed on May 6, 2010, with the SEC in our Current Report on Form 8-K. Effective August 1, 2010, the Code of Conduct and any amendments thereto will be immediately available at http://www.kemet.com.

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

        Factors that may cause the actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) adverse economic conditions could cause the write down of long-lived assets; (iii) an increase in the cost or a decrease in the availability of our principal raw materials; (iv) changes in the competitive environment; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) economic, political, or regulatory changes in the countries in which we operate; (vii) difficulties, delays or unexpected costs in completing the restructuring plan; (viii) inability to attract, train and retain effective employees and management; (ix) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (x) exposure to claims alleging product defects; (xi) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xii) volatility of financial and credit markets affecting our access to capital; (xiii) needing to reduce the total costs of our products to remain competitive; (xiv) potential limitation on the use of net operating losses to offset possible future taxable income; (xv) restrictions in our debt agreements that limit our flexibility in operating our business; (xvi) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions; and (xvii) recent events in Japan could negatively impact our sales and supply chain.

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

         Adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines; and such conditions could adversely affect our liquidity and ability to continue to operate.

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

        TTI, Inc., an electronics distributor, accounted for over 10% of our net sales in fiscal years 2011, 2010 and 2009. If our relationship with TTI, Inc. were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by TTI, Inc.

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

         Adverse economic conditions could cause the write down of long-lived assets.

        Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. In the event that the test shows that the carrying value of certain long-lived assets is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash.

         An increase in the cost or decrease in the availability of our principal raw materials could adversely affect profitability.

        The principal raw materials used in the manufacture of our products are tantalum powder, palladium, aluminum and silver. These materials are considered commodities and are subject to price volatility. Due to market constraints, we no longer purchase tantalum powder under long-term contracts. Instead, we forecast our tantalum needs for the short-term (twelve weeks) and make purchases based upon those forecasts; we currently have purchase agreements outstanding for three to six months. While the financial impact of these decisions is short-term in nature given that we are not currently party to any long-term supply agreements, they could impact our financial performance from period to period given that we do not hedge any of our raw material exposure and we may be unable to pass any fluctuations in our raw material costs on to our customers. Additionally, any delays in obtaining raw materials for our products could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with our customers.

        Presently, a finite number of suppliers process tantalum ore into capacitor-grade tantalum powder. If there are significant fluctuations in demand, based on leadtime of ore to tantalum smelter, an increase in the price of tantalum may result. If we are unable to pass the price increase on to our customers it could have an adverse affect on our profitability.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2011 the price of palladium fluctuated between $415 and $855 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.

        Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, however, could have an adverse affect on our profitability.

         Changes in the competitive environment could harm our business.

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

         Uncertainty of the timing of customer product qualifications in heavily regulated industries could affect the timing of product revenues and profitability arising from these industries.

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

         We manufacture many capacitors in Europe, Mexico and Asia and economic political or regulatory changes in any of these regions could adversely affect our profitability.

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

         We may experience difficulties, delays or unexpected costs in completing our restructuring plan.

        In the second quarter of fiscal year 2010, we initiated a restructuring plan designed to improve the operating performance of our Film and Electrolytic business group. However, any anticipated benefits of this restructuring activity will not be realized until future periods. We anticipate the plan will be completed in the second half of fiscal year 2014.

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

         Our inability to attract, train and retain effective employees and management could harm our business.

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

        We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances, and generate wastes, that are considered hazardous. We are required to hold environmental permits to conduct many of our operations. Violations of environmental laws and regulations could result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes, or our disposal practices, could restrict our ability to operate as we are currently operating or impose additional costs. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

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

         Our use of net operating losses to offset possible future taxable income could be limited by ownership changes.

        In addition to the general limitations on the carryback and carryforward of net operating losses under Section 172 of the Internal Revenue Code (the "Code"), Section 382 of the Code imposes further limitations on the utilization of net operating losses by a corporation following ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. Therefore, the future utilization of our net operating losses may be subject to limitation for federal income tax purposes related to regular and alternative minimum tax.

        The issuance of the Platinum Warrant to K Financing, as described above, may be deemed to have been an "ownership change" for purposes of Section 382 of the Code. If such an ownership change is deemed to have occurred, the amount of our taxable income that can be offset by our net operating loss carryforwards in taxable years after the ownership change will be severely limited. While we believe that the issuance of the Platinum Warrant did not result in an ownership change for purposes of Section 382 of the Code, there is no assurance that our view will be unchallenged. Moreover, the exercise of part or all of the Platinum Warrant may be deemed to have given rise to an ownership change in the future.

        The application of Section 382 of the Code now or in the future could limit a substantial part of our future utilization of available net operating losses. Such limitation could require us to pay substantial additional federal and state taxes and interest. Such tax and interest liabilities may adversely affect our liquidity and financial position.

         Our debt agreements contain restrictions that limit our flexibility in operating our business.

        The agreement governing our new revolving credit facility and the indenture governing the Exchange Notes and certain of our other debt agreements contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:

  •
  incur additional indebtedness or issue certain preferred stock;

  •
  pay dividends on, or make distributions in respect of, capital stock or repurchase capital stock;

  •
  make certain investments or other restricted payments;

  •
  sell certain assets;

  •
  create liens or use assets as security in other transactions;

  •
  enter into sale and leaseback transactions;

  •
  merge, consolidate or transfer or dispose of substantially all of our assets; and

  •
  engage in transactions with affiliates.

        The agreement governing our new revolving credit facility also includes a fixed charge coverage ratio covenant that we must satisfy if an event of default occurs or in the event that we do not meet certain excess availability requirements under our new revolving credit facility. Our ability to comply with this covenant is dependent on our future performance, which may be subject to many factors, some of which are beyond our control.

         K Equity may obtain significant influence over all matters submitted to a stockholder vote, which may limit the ability of other shareholders to influence corporate activities and may adversely affect the market price of our common stock.

        As part of the consideration for entering into the Platinum Credit Facility, K Financing received the Platinum Warrant to purchase up to 26,848,484 shares of our common stock (subject to certain adjustments), representing 49.9% of our outstanding common stock at the time of issuance on a post-exercise basis. This Platinum Warrant was subsequently transferred to K Equity, an affiliate of K Financing. On December 20, 2010, K Equity sold a portion of the Platinum Warrant equal to 10,893,608 shares which was exercised on a net exercise basis and the resulting 10,000,000 shares of which were sold by underwriters in an offering, leaving a remainder of 15,954,876 shares subject to the Platinum Warrant. To the extent that K Equity exercises the remainder of the Platinum Warrant in whole or in part but does not sell all or a significant part of the shares it acquires upon exercise, K Equity may own up to 30.1% of our outstanding common stock. As a result, K Equity may have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our restated certificate of incorporation and by-laws and approval of significant corporate transactions. K Equity could also take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions make be taken even if other stockholders oppose them. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders, and the trading price of shares of our common stock could be adversely affected.

         Recent events in Japan could negatively impact our sales and supply chain.

        To date, we have not experienced any decrease in our customers' demands for our products as a result of the recent earthquake and tsunami in Japan. However, these events might impact the supply chains of our customers which could result in delays or cancellations of orders by our customers. Such delays or cancellations would adversely affect our results of operations.

        We currently have enough supply on hand to meet our short term needs. However, we could experience supply shortages or delays in receiving supplies in the future due to the recent events in Japan. Such shortages or delays could impact our ability to meet our customers' demands.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We are headquartered in Simpsonville, South Carolina, which is part of the greater Greenville metropolitan area, and have a total of 22 manufacturing plants located in the United States, Mexico, Europe and Asia. Some of our plants manufacture products for multiple business groups. Our existing manufacturing and assembly facilities have approximately 3 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

        Our facilities in Mexico operate under the Maquiladora Program. In general, a company that operates under this program is afforded certain duty and tax preferences and incentives on products brought into the United States. Our manufacturing standards, including compliance with worker safety laws and regulations, are essentially identical in the United States, Mexico, Europe and Asia. Our Mexican, European and Asian operations, similar to our United States operations, have won numerous quality, environmental and safety awards.

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

        The following table provides certain information regarding our principal facilities:

Location(1)	Square Footage (in thousands)	Type of Interest	Description of Use
Simpsonville, South Carolina(2)	372	Owned	Headquarters, Innovation Center and Advanced Tantalum Manufacturing
Tantalum Business Group
Matamoros, Mexico	286	Owned	Manufacturing
Suzhou, China(3)	353	Leased	Manufacturing
Ciudad Victoria, Mexico	265	Owned	Manufacturing
Evora, Portugal	233	Owned	Manufacturing
Ceramic Business Group
Monterrey, Mexico(4)	532	Owned	Manufacturing
Film and Electrolytic Business Group
Sasso Marconi, Italy	215	Owned	Manufacturing
Suzhou, China	134	Leased	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	121	Leased	Manufacturing
Batam, Indonesia	86	Owned	Manufacturing
Kyustendil, Bulgaria	82	Owned	Manufacturing
Landsberg, Germany	81	Leased	Manufacturing
Weymouth, United Kingdom	96	Leased	Manufacturing
Vergato, Italy	78	Owned	Manufacturing
Monghidoro, Italy	71	Owned	Manufacturing
Anting, China	38	Owned	Manufacturing
Nantong, China	30	Leased	Manufacturing
Farjestaden, Sweden	28	Leased	Manufacturing
Northampton, United Kingdom	8	Leased	Manufacturing

(1)
In addition to the locations listed within this table, the company has acquired land in Italy to be used as the site for a new manufacturing facility in order to consolidate our Italian operations.

(2)
In June 2011, we expect to begin the production of power film capacitors in this facility to support alternative energy products and emerging green technologies, such as hybrid electric drive vehicles. In fiscal year 2013, we expect to begin production of electrolytic capacitors to further support alternative energy products and emerging green technologies.

(3)
Includes two manufacturing facilities, one of which also performs finishing for Ceramic products.

(4)
Includes two manufacturing facilities and houses production of F&E product lines.

        Over the past several years, low production costs and proximity to large, growing markets have caused many of our key customers to relocate production facilities to Asia, particularly China. We have a well-established sales and logistics network in Asia to support our customers' Asian operations. In calendar year 2003, we commenced shipments from our production facility in Suzhou, China near Shanghai ("Suzhou Plant A"). In connection with the Evox Rifa acquisition, which was completed in April 2007, we added another Chinese operation in Nantong, China as well as a manufacturing operation in Batam, Indonesia. With the Arcotronics acquisition, which was completed in October 2007, we have further expanded our presence in China with a manufacturing operation in Anting, China. These operations will continue to support the former Evox Rifa and Arcotronics customer bases in Asia with top quality film and electrolytic capacitors. In the fourth quarter of fiscal year 2010, we began to manufacture aluminum polymer products in a new leased facility in Suzhou Plant B. During the second quarter of fiscal year 2012, we expect to begin production of standard and commodity Film and Electrolytic products in a new leased facility in Suzhou, China ("Suzhou Plant C").

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

Name	Age	Position	Years with Company(1)
Per-Olof Loof	60	Chief Executive Officer and Director	6
William M. Lowe, Jr.	58	Executive Vice President and Chief Financial Officer	3
Robert R. Argüelles	44	Senior Vice President, Operational Excellence and Quality	3
Conrado Hinojosa	46	Executive Vice President, Tantalum Business Group	12
Marc Kotelon	47	Senior Vice President Sales—Global Sales	17
Charles C. Meeks, Jr.	50	Executive Vice President, Ceramic Business Group	27
Susan B. Barkal	48	Vice President, Corporate Quality and Chief Compliance Officer	11
Daniel E. LaMorte	65	Vice President and Chief Information Officer	7
Dr. Phillip M. Lessner	52	Senior Vice President and Chief Technology Officer	15
Larry C. McAdams	59	Vice President, Human Resources	27
Dr. Daniel F. Persico	55	Vice President, Strategic Marketing and Business Development	10
R. James Assaf	51	Vice President, General Counsel and Secretary	3
Michael W. Boone	60	Vice President and Treasurer	24
David S. Knox	47	Vice President and Corporate Controller	3

(1)
Includes service with Union Carbide Corporation.

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

        William M. Lowe, Jr., Executive Vice President and Chief Financial Officer, was named such in July 2008. Mr. Lowe was previously the Vice President, Chief Operating Officer and Chief Financial

Officer of Unifi, Inc., a producer and processor of textured synthetic yarns from January 2004 to October 2007. Prior to holding that position, he was Executive Vice President and Chief Financial Officer for Metaldyne, an automotive components manufacturer. He also held various financial management positions with ArvinMeritor, Inc., a premier global supplier of integrated automotive components. He received his Bachelor of Science degree in business administration with a major in accounting from Tri-State University and is a Certified Public Accountant.

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

        Conrado Hinojosa, Executive Vice President, Tantalum Business Group, was named such in May 2011. He joined KEMET in 1999 in the position of Plant Manager of the Monterrey 3 plant in Mexico. Mr. Hinojosa later served as the Operations Director for the Tantalum Division in Matamoros, Mexico and was later named Vice President, Tantalum Business Group in June 2005 and Senior Vice President, Tantalum Business Group in October 2007. Prior to joining KEMET, Mr. Hinojosa held numerous manufacturing positions with IBM de Mexico and had previous experience with Kodak. Mr. Hinojosa received a Masters of Business Administration degree from Instituto Technologico de Estudios Superiores de Monterrey and a Bachelor of Science degree in Mechanical Engineering from Universidad Autonoma de Guadalajara.

        Marc Kotelon, Senior Vice President, Global Sales, was named such in August 2008. He joined KEMET in 1994 and has held various positions of increased responsibility in the sales area prior to the appointment to his current position. Mr. Kotelon received a Bachelor of Science degree in Electronics from Ecole Centrale d'Electronique/Paris.

        Charles C. Meeks, Jr., Executive Vice President, Ceramic, Film and Electrolytic Business Group, was named such in May 2011. He joined Union Carbide/KEMET in 1983 in the position of Process Engineer, and has held various positions of increased responsibility including the positions of Plant Manager and Director of Operations, Ceramic Business Group. He was named Vice President, Ceramic Business Group in June 2005, Senior Vice President, Ceramic Business Group in October 2007 and Senior Vice President, Ceramic, Film and Electrolytic Business Group in March 2010. In addition, since January 2000, Mr. Meeks has served as President of Top Notch Inc., a private company that offers stress management therapy services. Mr. Meeks received a Masters of Business Administration degree and a Bachelor of Science degree in Ceramic Engineering from Clemson University.

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

        Dr. Philip M. Lessner, Senior Vice President, Chief Technology Officer and Chief Scientist, was named such in May 2011. He joined KEMET in 1996 as a Technical Associate in the Tantalum Technology Group. He has held several positions of increased responsibility in the Technology and Product Management areas including Senior Technical Associate, Director Tantalum Technology, Director Technical Marketing Services, Vice President Tantalum Technology and Vice President, Chief Technology Officer and Chief Scientist prior to his appointment to his current position. Mr. Lessner received a Ph.D. in Chemical Engineering from the University of California, Berkeley and a Bachelor of Engineering in Chemical Engineering from Cooper Union.

        Larry C. McAdams, Vice President and Chief Human Resources Officer, joined Union Carbide/KEMET in 1983. He previously served as the site Human Resources Manager at the Columbus, GA; Shelby, NC; and Fountain Inn, SC, plants. Since 1991, he has been assigned to the corporate HR staff, where he was appointed a Director in 1999, Senior Director in 2002, and Vice President in 2003. Mr. McAdams received a Bachelor of Arts in Political Science from Clemson University and attended the University of South Carolina School of Law.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        On November 5, 2010, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Restated Certificate of Incorporation to effect the Reverse Stock Split of the Company's common stock at a ratio equal to one-for-three. The Reverse Stock Split was approved at a special meeting of our stockholders on November 3, 2010. All share and per share data in this Form 10-K gives effect to the Reverse Stock Split. On November 15, 2010, our common stock commenced trading on the NYSE under the ticker symbol "KEM" (NYSE: KEM).

        We had 73 stockholders of record as of April 30, 2011. The following table represents the high and low sale prices of our common stock for the periods indicated:

	Fiscal Year 2011		Fiscal Year 2010
Quarter	High	Low	High	Low
First	$7.35	$4.20	$0.84	$0.24
Second	11.88	6.78	1.60	0.45
Third	14.82	8.31	1.60	1.15
Fourth	16.49	12.90	1.74	1.24

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

        In fiscal year 2008, we reactivated our share buyback program and repurchased 1.2 million shares of our common stock. In fiscal year 2009, we indefinitely suspended the share buyback program and since that time we have not repurchased any shares of our common stock.

 PERFORMANCE GRAPH

        The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on April 1, 2006, with the Russell Microcap Index and a peer group (the "Peer Group") comprised of certain companies which manufacture capacitors and with which we generally compete. The Peer Group is comprised of AVX Corporation, Thomas & Betts Corporation and Vishay Intertechnology, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among KEMET Corporation, the Russell MicroCap Index
and a Peer Group

*
$100 invested on 3/31/06 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

	Cummulative Total Return, Fiscal Years Ended
	2006	2007	2008	2009	2010	2011
Kemet Corporatin	100.00	80.78	42.66	2.59	14.78	52.20
Russell MicroCap	100.00	103.05	82.27	47.97	79.22	99.27
Peer Group	100.00	92.96	69.82	43.25	78.39	114.21

Equity Compensation Plan Disclosure

        The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of March 31, 2011:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,626,380	$15.03	568,995
Equity compensation plans not approved by stockholders	—	—	—

	1,626,380	$15.03	568,995

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table summarizes our selected historical consolidated financial information for each of the last five years. The selected financial information under the captions "Income Statement Data," "Per Share Data," "Balance Sheet Data," and "Other Data" shown below has been derived from our audited consolidated financial statements. This selected financial information reflects the Reverse Stock Split of the Company's common stock at a ratio equal to one-for-three. This table should be read in conjunction with other consolidated financial information of KEMET, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, included elsewhere herein. The data set forth below may not be indicative of our future financial condition or results of operations (see Item 1A, "Risk Factors") (amounts in thousands except per share amounts):

	Fiscal Years Ended March 31,
	2011	2010	2009	2008(3)	2007(1)
Income Statement Data:
Net sales	$1,018,488	$736,335	$804,385	$850,120	$658,714
Operating income (loss)	129,261	7,697	(271,112)	(8,881)	7,078
Interest income	(218)	(188)	(618)	(6,061)	(6,283)
Interest expense	30,175	26,008	29,789	21,696	9,865
Net income (loss)(7)	63,044	(69,447)	(285,209)	(25,215)	4,206
Per Share Data:
Net income (loss) per share—basic	$2.11	$(2.57)	$(10.62)	$(0.91)	$0.15
Net income (loss) per share—diluted	$1.22	$(2.57)	$(10.62)	(0.91)	0.15
Balance Sheet Data:
Total assets	$884,309	$740,961	$714,151	$1,250,999	$942,373
Working capital	316,866	226,600	195,142	239,059	337,943
Long-term debt(2)(4)(5)(6)	231,215	231,629	280,752	269,354	195,931
Other non-current obligations	59,727	55,626	57,316	80,130	19,587
Stockholders' equity(7)	359,753	284,272	240,039	576,831	577,419
Other Data:
Cash flow provided by (used in) operating activities	$113,968	$54,620	$5,725	$(20,563)	$21,933
Capital expenditures	34,989	12,921	30,541	43,605	28,670
Research and development	25,864	22,064	28,956	35,699	33,385

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

(5)
In fiscal year 2009, the Company paid the outstanding balance on its Senior Notes and refinanced Facility A with UniCredit totaling €60.0 million ($79.8 million). On April 3, 2009, the Company extended Facility B with UniCredit totaling €35.0 million ($46.6 million). The scheduled amortization of Facility A was amended effective June 30, 2009.

(6)
In fiscal year 2010, the Company repurchased $93.9 million in face value of Convertible Notes and incurred additional borrowings of $57.8 million with K Financing.

(7)
In fiscal year 2010, the Platinum Warrant was initially classified as a derivative and the Company recorded a mark-to-market adjustment of $81.1 million through earnings. As of September 29, 2009, the strike price of the Platinum Warrant became fixed and the Company reevaluated the Platinum Warrant concluding that the Platinum Warrant is indexed to the Company's own stock and should be classified as a component of equity. The Company reclassified the warrant liability of $112.5 million into the line item "Additional paid-in capital" on the Consolidated Balance Sheets and the Platinum Warrant was no longer marked-to-market.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2011. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. Except for the historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the Item 1A, "Risk Factors" and, from time to time, in our other filings with the Securities and Exchange Commission.

Business Overview

        We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2011, fiscal year 2010 and fiscal year 2009, we shipped 35 billion, 31 billion and 32 billion capacitors, respectively. We believe the medium-to-long term demand for the various types of capacitors we offer will continue to grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

Our Competitive Strengths

        We believe that we benefit from the following competitive strengths:

        Strong Customer Relationships.    We have a large and diverse customer base. We believe that our persistent emphasis on quality control and history of performance establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world's major electronics OEMs (including Alcatel-Lucent USA, Inc., Apple Inc., Cisco Systems, Inc., Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc. and Nokia Corporation), EMSs (including Celestica Inc., Elcoteq SE, Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

        Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers' capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in fiscal year 2011. Our largest customer is a distributor, and no single end use customer accounted for more than 5% of our net sales in fiscal year 2011. We believe that well-balanced product, geographic and customer diversification help us mitigate some of the negative financial impact through economic cycles.

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

        Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During fiscal years 2011 and 2010, respectively, specialty products accounted for 36.5% and 29.6% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecom infrastructure and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award will enable us to produce film and electrolytic capacitors within the United States to support alternative energy products and emerging green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market in North America and South America.

        Low-Cost Production.    We believe we have some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China. We believe our manufacturing facilities in China have low production costs and are in close proximity to the large and growing Chinese market; in addition, we have the ability to increase capacity and change product mix to meet our customers' needs. We believe our operations in Mexico, which are our primary production facilities supporting our North American and, to a larger extent, European customers, are among the most cost-efficient in the world.

        Our Brand.    Founded by Union Carbide in 1919 as KEMET Laboratories, we believe that we have a reputation as a high quality, efficient and affordable partner that sets our customers' needs as the top priority. This has allowed us to successfully attract loyal clientele and enabled us to expand our operations and market share over the past few years. We believe our commitment to addressing the needs of the industry in which we operate has differentiated us from our competitors and established us as the "Easy-To-Buy-From" company.

        Our People.    We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 16 member management team has an average of over 12 years of experience with us and an average of over 25 years of experience in the manufacturing industry.

Business Strategy

        Our strategy is to use our position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of our customers. Key elements of our strategy include:

        One KEMET Campaign.    We continue to focus on improving our business capabilities through various initiatives that all fall under our One KEMET campaign. The One KEMET campaign aims to ensure that we as a company are focused on the same goals and working with the same processes and systems to ensure consistent quality and service. This effort was launched to ensure that as we continue to grow we not only remain grounded in our core principles but that we use those principles, operating procedures and systems as the foundation from which to expand. These initiatives include our global Oracle software implementation which is on schedule, our Lean and Six Sigma culture evolution and our global customer accounts management system which is now in place and growing.

        Develop Our Significant Customer Relationships and Industry Presence.    We intend to continue to be responsive to our customers' needs and requirements and to make order entry and fulfillment easier, faster, more flexible and more reliable for our customers, by focusing on building products around customers' needs, by giving decision making authority to customer-facing personnel and by providing purpose-built systems and processes, such as our Easy-To-Buy-From order entry system.

        Continue to Pursue Low-Cost Production Strategy.    We are actively pursuing measures that will allow us to maintain our position as a low-cost producer of capacitors with facilities close to our customers. We have shifted and will continue to shift production to low cost locations in order to reduce material and labor costs. Additionally, we are focused on developing more cost-efficient manufacturing equipment and processes, designing manufacturing plants for more efficient production and reducing work-in-process ("WIP") inventory by building products from start to finish in one factory. Furthermore, we are implementing the Lean and Six Sigma methodology to drive towards zero product defects so that quality remains a given in the minds of our customers.

        Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers' varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well positioned to achieve our long-term growth objectives while also improving our profitability. During fiscal year 2011, we introduced 14,947 new products of which 129 were first to market, and specialty products accounted for 36.5% of our revenue over this period.

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

        Selectively Target Complementary Acquisitions.    We expect to continue to evaluate and pursue strategic acquisition opportunities, some of which may be significant in size, which would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers' technologies and our current product offerings.

        Promote the KEMET Brand Globally.    We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar year 2010, we received the "Supplier Excellence Award" from TTI, Inc., an electronics distributor.

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

        KEMET is organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups, the costs of which are allocated to the business groups. In addition, all corporate costs are allocated to the business groups. See Note 7, "Segment and Geographic Information" to our consolidated financial statements.

Recent Developments and Trends

        Net sales for the quarter ended March 31, 2011 were $261.5 million, which is a 22.8% increase over the same quarter last fiscal year. Net income was $21.1 million, or $0.57 per basic share and $0.40 per diluted share for the fourth quarter of fiscal year 2011 compared to net income of $0.3 million or $0.01 per basic and diluted share for the same quarter last year.

        On November 3, 2010, our shareholders approved a Reverse Stock Split of our common stock at a ratio of 1-for-3. The Reverse Stock Split became effective November 5, 2010, pursuant to a Certificate of Amendment to our Restated Certificate of Incorporation filed with the Secretary of State of Delaware. We had 27.1 million shares of common stock issued and outstanding immediately following the completion of the Reverse Stock Split. We are authorized in the Restated Certificate of Incorporation to issue up to a total of 300.0 million shares of common stock at a $0.01 par value per share, which was unchanged by the amendment. The Reverse Stock Split did not affect the registration of the common stock under the Exchange Act or the listing of the common stock, under the symbol "KEM", although the post-split shares have a new listing with a new CUSIP number. In the Consolidated Balance Sheets, the line item "Stockholders' equity" has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing the line item "Common stock" and increasing the line item "Additional paid-in capital", with no change to Stockholders' equity in the aggregate. All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of this transaction except as otherwise noted.

        On December 20, 2010, in connection with a secondary offering in which K Equity was the selling security holder, K Equity sold a portion of the Platinum Warrant representing the right to purchase 10.9 million shares of our common stock to the underwriters of the secondary offering, who exercised their full portion of the warrant in a cashless exercise, based on an exercise price of $1.05 per share and a closing price of $12.80, and received a net settlement of 10.0 million shares of our common stock. These shares were sold as part of a secondary offering and KEMET did not receive any of the proceeds from the transaction. K Equity retained the unsold portion of the warrant, representing the right to purchase 16.0 million shares of our common stock. In March 2011, the Company registered seven million shares subject to issuance upon the partial exercise of the remaining Platinum Warrant.

        On April 8, 2010, we reported that we had reached an agreement with three labor unions in Italy and with the regional government in Emilia Romagna, Italy to proceed with the first phase of our restructuring plan. We intend to focus on producing specialty products in Europe and the U.S. and shift standard and commodity production to lower cost regions.

  Issuance of 10.5% Senior Notes

        On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the "10.5% Senior Notes"). The private placement of the 10.5% Senior Notes resulted in proceeds to us of $222.2 million. We used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under our credit facility with K Financing, LLC, our EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and our term loan with a subsidiary of Vishay. We used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of our 2.25% Convertible Senior Notes (the "Convertible Notes") and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We incurred $6.6 million in costs related to the execution of the offering.

        On October 26, 2010, we filed a Form S-4 to offer, in exchange for our Old Notes, up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended ("Securities Act"). The Form S-4 was declared effective on December 14, 2010 and on January 13, 2011 we completed the exchange for all of the Old Notes.

  Revolving Line of Credit

        On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The size of the U.S. facility and the Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. The Loan and Security Agreement expires on September 30, 2014.

  Listing

        As announced on June 21, 2010, our common stock was approved for listing on the NYSE Amex. Trading commenced on the NYSE Amex on June 22, 2010, under the ticker symbol "KEM" (NYSE Amex: KEM).

        On November 11, 2010, we provided written notice to the NYSE Amex that we intended to transfer our listing to the New York Stock Exchange ("NYSE"). We voluntarily ceased trading on the NYSE Amex, with the last day of trading on the NYSE Amex being on November 12, 2010. Our common stock commenced trading on November 15, 2010, on the NYSE under the ticker symbol "KEM" (NYSE: KEM).

  Outlook

        Looking out to the first quarter of fiscal year 2012, we anticipate an increase in net sales in a range of 5% to 7% when compared to the fourth quarter of fiscal year 2011. This increase is primarily due to Film and Electrolytic's machinery division while we anticipate a slight increase in our component sales. Consolidated gross margin is expected to be comparable to the fourth quarter of fiscal year 2011.

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

        A quantitative sensitivity analysis is provided where that information is reasonably available, can be reliably estimated and provides material information to investors. The amounts used to assess sensitivity (i.e., 1%, 10%, etc.) are included to allow readers of this Annual Report on Form 10-K to understand a general cause and effect of changes in the estimates and do not represent our predictions of variability. For all of these estimates, it should be noted that future events rarely develop exactly as forecast, and estimates require regular review and adjustment. We believe the following critical accounting policies contain the most significant judgments and estimates used in the preparation of the consolidated financial statements:

    REVENUE RECOGNITION.    We recognize revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

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

    The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit us for the difference between our list price and the lower authorized price for that specific transaction. We establish reserves for our SFSD program based primarily on historical SFSD activity and certain distributors' actual inventory levels comprising approximately 80% of the total global distributor inventory related to customers which participate in the SFSD program. Estimates are evaluated on a quarterly basis. If these estimates were changed by 1% in fiscal year 2011, Net sales would be impacted by $0.7 million.

    The establishment of these reserves is recognized as a component of the line item "Net sales" on the Consolidated Statements of Operations, while the associated reserves are included in the line item "Accounts receivable" on the Consolidated Balance Sheets.

    INVENTORIES.    Inventories are valued at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value. The valuation of inventories requires us to make estimates. We also must assess the prices at which we believe the finished goods inventory can be sold compared to its cost. A sharp decrease in demand could adversely impact earnings as the reserve estimates could increase.

    PENSION AND POST-RETIREMENT BENEFITS.    Our management, with the assistance of actuarial firms, performs actuarial valuations of the fair values of our pension and post-retirement plans' benefit obligations. We make certain assumptions that have a significant effect on the calculated fair value of the obligations such as the:

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

    We base our assumptions on either historical or market data that we consider reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated Statements of Operations. The most critical assumption relates to the discount rate. A 25 basis point increase or decrease in the discount rate would result in changes to the projected benefit obligation of $(1.5) million and $1.6 million, respectively.

    ASSET IMPAIRMENT—GOODWILL AND LONG-LIVED ASSETS.    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis. We perform our impairment test during the first quarter of each fiscal year and when otherwise warranted.

    We evaluate our goodwill on a reporting unit basis. This requires us to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit's carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit's goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit's fair value. We determine the fair value of our reporting units using an income-based, discounted cash flow ("DCF") analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly-owned companies, or the sale of entire companies engaged in operations similar to KEMET. In addition to the above described reporting unit valuation techniques, our goodwill impairment assessment also considers our aggregate fair value based upon the value of our outstanding shares of common stock.

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

    We perform impairment tests on our goodwill and intangible assets with indefinite useful life during the first quarter of each fiscal year and when otherwise warranted. In the first quarter of fiscal year 2011, we completed our impairment test on our intangible assets with indefinite useful life and concluded that no further impairment existed. A one percent increase or decrease in the discount rate used in the valuation would have resulted in changes in the fair value of ($7.0) million and $8.5 million, respectively.

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

    The goodwill and long-lived asset impairment reviews are highly subjective and involve the use of significant estimates and assumptions in order to calculate the impairment charges. Estimates of business enterprise fair value use discounted cash flow and other fair value appraisal models and involve making assumptions for future sales trends, market conditions, growth rates, cost reduction initiatives and cash flows for the next several years. Future changes in assumptions may negatively impact future valuations. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on our financial condition and operating results.

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

    To the extent that the provision for income taxes changed by 1% of income before income taxes, consolidated net income would change by $0.7 million in fiscal year 2011.

Results of Operations

        Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Net sales	$1,018,488	$736,335	$804,385
Operating costs and expenses:
Cost of sales	752,846	611,638	736,551
Selling, general and administrative expenses	104,607	86,085	93,505
Research and development	25,864	22,064	28,956
Restructuring charges	7,171	9,198	30,874
Goodwill Impairment	—	—	174,327
Write down of long-lived assets	—	656	67,624
Net gain on sales and disposals of assets	(1,261)	(1,003)	(25,505)
Curtailment gains on benefit plans	—	—	(30,835)

Operating income (loss)	129,261	7,697	(271,112)
Other (income) expense, net	63,513	72,108	17,299

Income (loss) before income taxes	65,748	(64,411)	(288,411)
Income tax expense (benefit)	2,704	5,036	(3,202)

Net income (loss)	$63,044	$(69,447)	$(285,209)

Comparison of Fiscal Year 2011 to Fiscal Year 2010

Overview:

Net sales:

        Net sales for fiscal year 2011 were $1,018.5 million, which represents a 38.3% increase from fiscal year 2010 net sales of $736.3 million. Tantalum, Ceramic and Film and Electrolytic sales increased by $142.8 million, $39.4 million and $100.0 million, respectively. Unit sales volume for fiscal year 2011 increased 12.6% as compared to fiscal year 2010. Unit sales volume and revenue were positively affected by the global economic recovery which resulted in an increase in demand for capacitors. Average selling prices increased 22.8% for fiscal year 2011 as compared to fiscal year 2010 primarily due to a positive region mix shift to the Americas and EMEA and we increased prices to offset the increase in raw material prices. Improving economic conditions led to higher sales in the first three quarters of fiscal year 2011. Net sales for the first quarter of fiscal year 2011 improved to $243.8 million, a 14.5% increase over the fourth quarter of fiscal year 2010, and our net sales improved to $248.6 million in the second quarter of fiscal year 2011, a 2.0% increase compared to first fiscal quarter of fiscal year 2011. Similarly, our net sales further improved to $264.7 million in the third quarter of fiscal year 2011, a 6.5% increase compared to the second quarter of fiscal year 2011. The fourth quarter of fiscal year 2011 showed a 1.2% decrease in our net sales to $261.5 million compared to the third quarter of fiscal year 2011.

        In fiscal year 2011 and 2010, net sales by region were as follows (dollars in millions):

	Fiscal Year 2011			Fiscal Year 2010
	Net Sales	% of Total		Net Sales	% of Total
Americas	$254.1	25%	Americas	$180.1	24%
APAC	381.7	37%	APAC	285.0	39%
EMEA	382.7	38%	EMEA	271.2	37%

	$1,018.5			$736.3

        In fiscal year 2011 and 2010, net sales by channel were as follows:

	Fiscal Year 2011	Fiscal Year 2010
Distributors	50%	48%
EMS	14%	15%
OEM	36%	37%

Gross Margin:

        Gross margin for the fiscal year ended March 31, 2011 increased to 26.1% of net sales from 16.9% of net sales in the prior fiscal year. Several factors contributed to the increase in gross margin percentage in fiscal year 2011. The primary contributor to the higher gross margin was the increase in unit sales volume and overall average selling prices. During the remainder of this restructuring effort, we expect to spend between $28 million to $33 million, primarily in our Film and Electrolytic Business Group. We expect our restructuring plan to result in a reduction in our European operating cost structure of approximately $3 million in fiscal year 2012 compared to fiscal year 2011. We anticipate that benefits from the restructuring efforts will continue to grow during fiscal years 2013 and 2014. During fiscal year 2014, we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of approximately $24 million versus fiscal year 2011.

Selling, general and administrative expenses ("SG&A"):

        SG&A expenses were $104.6 million, or 10.3% of net sales for fiscal year 2011 compared to $86.1 million, or 11.7% of net sales for fiscal year 2010. The $18.5 million increase in SG&A expenses for fiscal year 2011 compared to fiscal year 2010 includes the following increases: $8.0 million in selling expenses consistent with the increase in sales, $5.1 million related to incentive accruals, $2.6 million related to marketing expenses, $1.9 million related to ERP integration costs and $1.5 million in debt and stock registration related fees in fiscal year 2011 compared to fiscal year 2010. These higher expenses were offset by a decrease in expenses associated with the cancellation of an incentive plan of $0.9 million which was incurred in the second quarter of fiscal year 2010 and a $1.8 million decrease in depreciation in fiscal year 2011 compared to fiscal year 2010.

Restructuring charges:

        During fiscal year 2011, we incurred $7.2 million in restructuring charges compared to $9.2 million in restructuring charges in fiscal year 2010. The restructuring charges in fiscal year 2011 included $6.0 million in charges for the relocation of equipment to Mexico and China as well as relocation of the European distribution center, and $1.2 million for reductions in workforce. The $1.2 million in personnel reduction costs related to the following: headcount reductions in Italy, $0.8 million; the closure of our Nantong, China plant expected to be completed in the second quarter of fiscal year 2012, $0.6 million; and $1.5 million related to the Company's initiative to reduce overhead within the Company as a whole and headcount reductions in Mexico. These personnel reduction charges were offset by a $1.7 million reversal of prior expenses primarily associated with the Cassia Integrazione Guadagni Straordinaria ("CIGS") plan as it was determined that only 107 employees are expected to participate in the program through October 2012. The agreements with the labor unions allowed the Company to place up to 260 workers, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a maximum of 36 months for the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work.

        During fiscal year 2010, we recognized charges of $9.2 million for reductions in workforce primarily associated with a headcount reduction of 32 employees in Portugal, a headcount reduction of 57 employees in Finland, and a headcount reduction of 85 employees in Italy. There were also headcount reductions at the executive level related to our initiative to reduce overhead within the Company as a whole. In addition to the headcount reduction in Portugal, management incurred charges related to the relocation of equipment from Portugal to Mexico. Machinery not used for production in Portugal and not relocated to Mexico was disposed of and as such the Company recorded an impairment charge of $0.7 million to write down the equipment to scrap value. Overall, we incurred charges of $1.6 million related to the relocation of equipment to Mexico from Portugal and various other locations. The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations, and eliminating unnecessary costs throughout the Company.

Research and development:

        Research and development expenses were $25.9 million, or 2.5% of net sales for fiscal year 2011, compared to $22.1 million, or 3.0% of net sales for fiscal year 2010. The 17.2% increase resulted from increased activities to ensure that products are available to support KEMET's growth and to meet customers' needs. The growth in spending also reflects KEMET's increased focus on specialty product development which requires an increase in sampling, tooling, and testing.

Operating income:

        Operating income for fiscal year 2011 was $129.3 million compared to $7.7 million in the prior fiscal year. Increased average selling prices and volume led to a gross margin increase of $140.9 million in fiscal year 2011 as compared to fiscal year 2010. Additionally, in fiscal year 2011 compared to fiscal year 2010, restructuring charges were $2.0 million lower, gain on disposal of assets improved $0.2 million and write down of long lived assets improved $0.7 million. These favorable items were offset by a $22.3 million increase in operating expenses in fiscal year 2011 compared to fiscal year 2010.

Other (income) expense, net:

        Other (income) expense, net was $63.5 million in fiscal year 2011 compared to $72.1 million in fiscal year 2010, a decrease of $8.6 million. The improvement is primarily attributable to the Platinum Warrant no longer being marked to market in fiscal year 2011 compared to a non-cash $81.1 million charge related to the increase in value of the Platinum Warrant in fiscal year 2010. In addition, we granted a supplier of tantalum powder and wire and related materials, a non-exclusive license, with a right to sublicense, concerning certain patents and patent applications which resulted in a net gain of $2.0 million in fiscal year 2011. Also, there was a gain on foreign currency translation of $(2.9) million in fiscal year 2011 as compared to a $4.1 million loss on foreign currency translation in fiscal year 2010, primarily due to the change in the value of the Euro compared to the dollar. These items were offset by a $38.2 million non-cash loss recognized on the early extinguishment of debt in fiscal year 2011 compared to a $38.9 million non-cash gain recognized on the early extinguishment of debt in fiscal year

2010. Also offsetting the favorable items was a $4.1 million increase in net interest expense in fiscal year 2011 compared with fiscal year 2010 primarily related to the restructuring of our debt to the 10.5% Senior Notes.

Income taxes:

        The effective income tax rate for fiscal year 2011 was 4.1%, resulting in an income tax expense of $2.7 million. This compares to an effective income tax rate of (7.8)% for fiscal year 2010 that resulted in an income tax expense of $5.0 million. The fiscal year 2011 income tax expense is primarily comprised of an income tax expense resulting from operations in certain foreign jurisdictions totaling $2.5 million and state income tax expense of $0.2 million. The $2.5 million income tax expense from foreign operations includes a $4.4 million benefit from a net decrease in the valuation allowance reserve of certain foreign subsidiaries. No federal income tax expense is recognized for the U.S. taxable income for fiscal year 2011 due to the utilization of a portion of the federal net operating loss carryforward resulting in a partial release of the valuation allowance.

Segment Review:

        The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2011 and 2010. The table also sets forth each of the segments' net sales as a percentage of total net sales, the net income (loss) components as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2011		March 31, 2010
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$486,595	47.8%	$343,797	46.7%
Ceramic	210,509	20.7%	171,153	23.2%
Film and Electrolytic	321,384	31.6%	221,385	30.1%

Total	$1,018,488	100.0%	$736,335	100.0%

Gross margin
Tantalum	$147,298		$77,882
Ceramic	67,864		50,490
Film and Electrolytic	50,480		(3,675)

Total	265,642	26.1%	124,697	16.9%
SG&A expenses
Tantalum	45,275		36,948
Ceramic	23,845		19,223
Film and Electrolytic	35,487		29,914

Total	104,607	10.3%	86,085	11.7%
R&D expenses
Tantalum	12,678		11,139
Ceramic	6,362		6,167
Film and Electrolytic	6,824		4,758

Total	25,864	2.5%	22,064	3.0%
Restructuring charges
Tantalum	864		1,941
Ceramic	444		543
Film and Electrolytic	5,863		6,714

Total	7,171	0.7%	9,198	1.2%
Write down of long-lived assets
Tantalum	—		656

Total	—	—	656	0.0%
(Gain) loss on sales and disposals of assets
Tantalum	25		(1,226)
Ceramic	(1,578)		183
Film and Electrolytic	292		40

Total	(1,261)	(0.1)%	(1,003)	(0.1)%
Operating income (loss)
Tantalum	88,456		28,424
Ceramic	38,791		24,374
Film and Electrolytic	2,014		(45,101)

Total	129,261	12.7%	7,697	1.0%
Other (income) expense, net	63,513	6.2%	72,108	9.8%

Income (loss) before income taxes	65,748	6.5%	(64,411)	(8.7)%
Income tax expense	2,704	0.3%	5,036	0.7%

Net income (loss)	$63,044	6.2%	$(69,447)	(9.4)%

Tantalum

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Tantalum business group for the fiscal years 2011 and 2010 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2011		March 31, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$486,595		$343,797
Gross margin	147,298	30.3%	77,882	22.7%
Operating income	88,456	18.2%	28,424	8.3%

        Net sales—Net sales increased $142.8 million or 41.5% during fiscal year 2011, as compared to fiscal year 2010. Unit sales volume for fiscal year 2011 increased 11.5% as compared to fiscal year 2010. Average selling prices increased 26.9% in fiscal year 2011 as compared to fiscal year 2010. The increase in revenue was primarily driven by an increase in regional unit sales volumes in the Americas and EMEA as shown in the following table:

	Unit Sales Volumes as a % of Total Unit Sales
			Change in Units Sold
	2011	2010
Americas	20.6%	16.4%	40.0%
EMEA	27.8%	25.4%	21.8%
APAC	51.6%	58.1%	(1.1)%

        Gross Margin—Gross margin increased $69.4 million during fiscal year 2011 as compared to fiscal year 2010. The primary contributors to the higher gross margin percentage were the increase in unit sales volume and average selling prices.

        Operating income—Operating income for fiscal year 2011 was $88.5 million as compared to an operating income of $28.4 million for fiscal year 2010. Operating income was favorably impacted by a $69.4 million increase in gross margin, a $1.1 million decrease in restructuring costs, and a $0.7 million reduction in the write down of long-lived assets in fiscal year 2011 compared to fiscal year 2010. These improvements were offset by a $9.9 million increase in operating expenses in fiscal year 2011 compared to fiscal year 2010 as well as a decrease of $1.3 million primarily related to the receipt of $1.5 million in fiscal year 2011 that was held in escrow related to the fiscal year 2010 sale of wet tantalum capacitors .

Ceramic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Ceramic business group for the fiscal years 2011 and 2010 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2011		March 31, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$210,509		$171,153
Gross margin	67,864	32.2%	50,490	29.5%
Operating income	38,791	18.4%	24,374	14.2%

        Net sales—Net sales increased $39.4 million or 23.0% during fiscal year 2011, as compared to fiscal year 2010. The increase was primarily attributable to higher unit sales volumes and average selling prices. Unit sales volume increased 12.2% during fiscal year 2011, as compared to fiscal year 2010 due to strong market demand across all regions. Average selling prices increased 9.2% due primarily to region mix improvements over fiscal year 2010. The increase in revenue was primarily driven by an increase in regional unit sales volume in EMEA and Americas as shown in the following table:

	Unit Sales Volumes as a % of Total Unit Sales
			Change in Units Sold
	2011	2010
Americas	32.1%	33.1%	8.6%
EMEA	34.3%	27.3%	41.2%
APAC	33.5%	39.6%	(5.2)%

        Gross Margin—Gross margin increased $17.4 million during fiscal year 2011 as compared to fiscal year 2010. The improvement in gross margin can be attributed primarily to higher unit sales volume and higher average selling prices.

        Operating income—Operating income improved to $38.8 million in fiscal year 2011 from $24.4 million during fiscal year 2010. The $14.4 million increase in operating income was attributable to the $17.4 million increase in gross margin as well as the gain on sales and disposals of assets of $1.6 million related to the sale of an idle U.S. facility in fiscal year 2011 compared to the $0.2 million loss on sales and disposals of assets in fiscal year 2010. These improvements were offset by a $4.8 million increase in operating expenses during fiscal year 2011 as compared to fiscal year 2010.

Film and Electrolytic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for our Tantalum business group for the fiscal years 2011 and 2010 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2011		March 31, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$321,384		$221,385
Gross margin	50,480	15.7%	(3,675)	(1.7)%
Operating income (loss)	2,014	0.6%	(45,101)	(20.4)%

        Net sales—Net sales increased by $100.0 million or 45.2% in fiscal year 2011, as compared to fiscal year 2010. Unit sales volume for the fiscal year 2011 increased 27.6% as compared to fiscal year 2010. Average selling prices increased 13.8% for fiscal year 2011 as compared to fiscal year 2010. The net sales increase relates to an increase in the automotive and industrial customer base across all regions, particularly by EMEA and APAC. Our increase in average selling prices was partially attributed to our effort to expand into alternative and energy saving products.

        Gross Margin—Gross margin increased $54.2 million during fiscal year 2011 as compared to fiscal year 2010. The increase was due to both improved average selling prices across all regions and product lines and increased unit sales volume. The manufacturing restructuring plan is ongoing with benefits expected beginning in fiscal year 2012.

        Operating income (loss)—Operating income was $2.0 million in fiscal year 2011, compared to a $45.1 million operating loss in fiscal year 2010. The improvement in operating income of $47.8 million was attributable primarily to the $54.9 million improvement in gross margin as well as the $0.9 million decrease in restructuring charges. These increases were offset by a $7.6 million increase in operating expenses and a $0.3 million increase in loss on sales and disposals of assets.

Comparison of Fiscal Year 2010 to Fiscal Year 2009

Overview:

Net sales:

        Net sales for fiscal year 2010 were $736.3 million, which represented an 8.5% decrease from fiscal year 2009 net sales of $804.4 million. Film and Electrolytic sales decreased $40.4 million while Tantalum and Ceramic sales decreased by $22.9 million and $4.8 million, respectively. Unit sales volume for fiscal year 2010 decreased 18.8% as compared to fiscal year 2009. Unit sales volume and revenue were negatively affected by the global economic downturn that adversely impacted all regions as well as the weak automotive market, a decline in the DC Film product line due to lower demand in the consumer, lighting, and automotive industries and a softening in the High Capacitance Value ("Hi-CV") market in Asia. Average selling prices increased 10.8% for fiscal year 2010 as compared to fiscal year 2009 primarily due to a positive product mix shift to polymer products for Tantalum. This increase was partially offset by an unfavorable product mix shift in Film and Electrolytic as our most significant sales decrease occurred with industrial customers who purchase our highest technology products that typically have the highest average selling price. Improving economic conditions led to higher sales in each of the quarters following the fourth quarter of fiscal year 2009 when the impact of the economic downturn had its most adverse affect on our sales and net sales declined to $136.0 million. Net sales for the first quarter of fiscal year 2010 improved to $150.2 million, a 10.4% increase over the fourth quarter of fiscal year 2009, and our net sales improved to $173.3 million in the second quarter of fiscal year 2010, a 15.4% increase compared to first fiscal quarter of fiscal year 2010. Similarly, our net sales further improved to $199.9 million in the third quarter of fiscal year 2010, a 15.3% increase compared to the second quarter of fiscal year 2010, and our net sales improved to $213.0 million in the fourth quarter of fiscal year 2010, a 6.5% increase compared to the third fiscal quarter of fiscal year 2010.

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

Restructuring charges:

        During fiscal year 2010, we recognized charges of $9.2 million for reductions in workforce primarily associated with a headcount reduction of 32 employees in Portugal, a headcount reduction of 57 employees in Finland, and a headcount reduction of 85 employees in Italy. There were also headcount reductions at the executive level related to our initiative to reduce overhead within the Company as a whole. In addition to the headcount reduction in Portugal, management incurred charges related to the relocation of equipment from Portugal to Mexico. Machinery not used for production in Portugal and not relocated to Mexico was disposed of and, as such, the Company recorded an impairment charge of $0.7 million to write down the equipment to scrap value. Overall, we incurred charges of $1.6 million related to the relocation of equipment to Mexico from Portugal and various other locations. The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations, and eliminating unnecessary costs throughout the Company. During fiscal year 2009, we recognized charges of $30.9 million for reductions in workforce worldwide related to three cost reduction plans. We recognized charges of $4.9 million primarily for reductions in workforce in Film and Electrolytic. We recognized charges of $3.5 million related primarily to the reduction of approximately 1,500 manufacturing positions representing approximately 14% of our workforce. We recognized charges of $16.1 million related to the rationalization of corporate staff and manufacturing support functions in the U.S., Europe, Mexico, and Asia. Approximately 640 employees were affected by this action. Additionally, during fiscal year 2009, we incurred expenses of $5.5 million for the relocation of equipment.

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

        In fiscal year 2010, the Company recorded an impairment charge of $0.7 million to write down equipment that was not being used in Portugal to scrap value.

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

Other (income) expense, net:

        Other (income) expense, net was $72.1 million in fiscal year 2010 compared to $17.3 million in fiscal year 2009, an increase of $54.8 million. The increase in expense primarily related to an $81.1 million increase in value of the Platinum Warrant, an increase of $18.2 million in foreign currency translation losses and a $0.4 million decrease in interest income. These increases in expense and decrease in income were partially offset by a $3.8 million decrease in interest expense and a gain on early extinguishment of debt of $38.9 million in fiscal year 2010 compared to a loss on early extinguishment of debt of $2.2 million in fiscal year 2009.

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

Segment Review:

        The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2010 and 2009 respectively. The table also sets forth each of the segments' net sales as a percentage of total net sales, the net income (loss) components as a percentage of total net sales(amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2010		March 31, 2009
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$343,797	46.7%	$366,675	45.6%
Ceramic	171,153	23.2%	175,916	21.9%
Film and Electrolytic	221,385	30.1%	261,794	32.5%

Total	$736,335	100.0%	$804,385	100.0%

Gross margin
Tantalum	$77,882		$52,709
Ceramic	50,490		9,874
Film and Electrolytic	(3,675)		5,251

Total	124,697	16.9%	67,834	8.4%
SG&A expenses
Tantalum	36,948		37,062
Ceramic	19,223		21,803
Film and Electrolytic	29,914		34,640

Total	86,085	11.7%	93,505	11.6%
R&D expenses
Tantalum	11,139		13,999
Ceramic	6,167		8,291
Film and Electrolytic	4,758		6,666

Total	22,064	3.0%	28,956	3.6%
Restructuring charges
Tantalum	1,941		11,388
Ceramic	543		7,143
Film and Electrolytic	6,714		12,343

Total	9,198	1.2%	30,874	3.8%
Goodwill impairment charges
Tantalum	—		24,378
Ceramic	—		12,418
Film and Electrolytic	—		137,531

Total	—	—	174,327	21.7%
Write down of long-lived assets
Tantalum	656		1,855
Ceramic	—		65,769

Total	656	0.1%	67,624	8.4%

	For the Fiscal Years Ended
	March 31, 2010		March 31, 2009
	Amount	% to Total Sales	Amount	% to Total Sales
(Gain) loss on sales and disposals of assets
Tantalum	(1,226)		(26,435)
Ceramic	183		1,123
Film and Electrolytic	40		(193)

Total	(1,003)	(0.1)%	(25,505)	(3.2)%
Curtailment gain on benefit plans
Tantalum	—	—	(22,856)
Ceramic	—	—	(7,979)
Film and Electrolytic	—	—	—

Total	—	—	(30,835)	(3.8)%
Operating income (loss)
Tantalum	28,424		13,318
Ceramic	24,374		(98,694)
Film and Electrolytic	(45,101)		(185,736)

Total	7,697	1.0%	(271,112)	(33.7)%
Other expense, net	72,108	9.8%	17,299	2.2%

Loss before income taxes	(64,411)	(8.7)%	(288,411)	(35.9)%
Income tax expense (benefit)	5,036	0.7%	(3,202)	(0.4)%

Net loss	$(69,447)	(9.4)%	$(285,209)	(35.5)%

Tantalum

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Tantalum business group for the fiscal years 2011 and 2010 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2010		March 31, 2009
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$343,797		$366,675
Gross margin	77,882	22.7%	52,709	14.4%
Operating income	28,424	8.3%	13,318	3.6%

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

Ceramic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for our Ceramic business group for the fiscal years 2011 and 2010 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2010		March 31, 2009
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$171,153		$175,916
Gross margin	50,490	29.5%	9,874	5.6%
Operating income (loss)	24,374	14.2%	(98,694)	(56.1)%

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

Film and Electrolytic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating loss and Operating loss as a percentage of net sales for our Film and Electrolytic business group for the fiscal years 2011 and 2010

	For the Fiscal Years Ended
	March 31, 2010		March 31, 2009
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$221,385		$261,794
Gross margin	(3,675)	(1.7)%	5,251	2.0%
Operating (loss)	(45,101)	(20.4)%	(185,736)	(70.9)%

        Net sales—Net sales decreased by $40.4 million or 15.4% in fiscal year 2010, as compared to fiscal year 2009. Unit sales volume for the fiscal year 2010 decreased 19.1% as compared to fiscal year 2009. Average selling prices decreased 2.0% for fiscal year 2010 as compared to fiscal year 2009. Sales volumes declined in the DC Film product line due to lower demand in the consumer, lighting, and automotive industries. The average sales price decreased due to a mix shift in Film and Electrolytic as our most significant sales decrease occurred with industrial customers who purchase our highest technology products that typically have the highest average selling price.

        Gross Margin—Gross margin decreased $8.9 million during fiscal year 2010 as compared to fiscal year 2009. The primary contributors to the lower gross margin percent were the decline in volume and average selling prices mentioned above. The lower sales levels were not sufficient to cover fixed costs; and therefore, gross margin declined by $8.9 million in fiscal year 2010 as compared to fiscal year 2009. In fiscal year 2010, we initiated a restructuring plan primarily designed to improve the operating results of Film and Electrolytic. We anticipate the plan will be completed in the second half of fiscal year 2014.

        Operating loss—Operating loss was $45.1 million in fiscal year 2010, compared to an operating loss of $185.7 million in fiscal year 2009. The improvement in operating loss of $140.6 million was attributable primarily to the non-cash goodwill impairment charge of $137.5 million taken in fiscal year

2009. Additionally, operating expenses decreased $6.6 million and restructuring charges decreased $5.6 million in fiscal year 2010 compared to fiscal year 2009. Offsetting these items was a decrease of $8.9 million in gross margin in fiscal year 2010, compared to fiscal year 2009, and no losses on the sales and disposals of assets in fiscal year 2010 compared to a loss on sales and disposals of assets of $0.2 million in fiscal year 2009.

Liquidity and Capital Resources

        Our liquidity needs arise from working capital requirements, acquisitions, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plan. Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements and existing cash balances.

Issuance of 10.5% Senior Notes

        On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the "10.5% Senior Notes") to several Initial Purchasers (the "Initial Purchasers") represented by Banc of America Securities LLC pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. The Initial Purchasers subsequently sold the 10.5% Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside of the United States pursuant to Regulation S under the Securities Act.

        The private placement of the 10.5% Senior Notes resulted in proceeds to us of $222.2 million. We used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under our credit facility with K Financing, LLC, our EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and our term loan with a subsidiary of Vishay. We used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of our 2.25% Convertible Senior Notes (the "Convertible Notes") and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We incurred approximately $6.6 million in costs related to the execution of the offering, and these costs are capitalized and will be amortized over the term of the 10.5% Senior Notes.

        The 10.5% Senior Notes were issued pursuant to a 10.5% Senior Notes Indenture, dated as of May 5, 2010, by and among us, our domestic restricted subsidiaries (the "Guarantors") and Wilmington Trust Company, as trustee (the "Trustee"). The 10.5% Senior Notes will mature on May 1, 2018, and bear interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior Notes are our senior obligations and are guaranteed by each of the Guarantors and secured by a first priority lien on 51% of the capital stock of certain of our foreign restricted subsidiaries.

        The terms of the 10.5% Senior Notes Indenture, among other things, limit our ability and the ability of our restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, our capital stock or repurchase our capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) enter into sale and leaseback transactions; (vii) merge, consolidate or transfer or dispose of substantially all assets; (viii) engage in certain transactions with affiliates; and (ix) designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the 10.5% Senior Notes Indenture.

        The 10.5% Senior Notes are redeemable, in whole or in part, at any time on or after May 1, 2014, at the redemption prices specified in the 10.5% Senior Notes Indenture. At any time prior to May 1, 2013, we may redeem up to 35% of the aggregate principal amount of the 10.5% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 110.5% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to May 1, 2014, we may redeem the 10.5% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 10.5% Senior Notes so redeemed, plus a "make whole" premium and together with accrued and unpaid interest, if any, to the redemption date.

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

        On May 17, 2010, we consummated a tender offer to purchase $40.5 million in aggregate principal amount of our Convertible Notes. We used $37.9 million from the bond offering discussed above to extinguish the tendered notes. We incurred approximately $0.2 million in costs related to the execution of this tender offer, and these costs were included in the line item "(Gain) loss on early extinguishment of debt" on the Consolidated Statements of Operations.

Registration Rights Agreement

        On May 5, 2010, in connection with the private placement of the 10.5% Senior Notes, we, the Guarantors and the Initial Purchasers of the 10.5% Senior Notes entered into the Registration Rights Agreement. The terms of the Registration Rights Agreement require the Company and the Guarantors to (i) use our commercially reasonable efforts to file with the Securities and Exchange Commission within 210 days after the date of the initial issuance of the 10.5% Senior Notes, a registration statement with respect to an offer to exchange the 10.5% Senior Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the 10.5% Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest); (ii) use our commercially reasonable efforts to consummate such exchange offer within 270 days after the date of the initial issuance of the 10.5% Senior Notes; and (iii) in certain circumstances, file a shelf registration statement for the resale of the 10.5% Senior Notes. On October 26, 2010, we filed a Form S-4 to offer, in exchange for our Old Notes, up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended. The Form S-4 was declared effective on December 14, 2010, and on January 13, 2011, we completed the exchange for all of the Old Notes.

        The foregoing description of the 10.5% Senior Notes Indenture and the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 10.5% Senior Notes Indenture and Registration Rights Agreement.

Revolving Line of Credit

        On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The size of the U.S. facility and the Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. The Loan and Security Agreement expires on September 30, 2014.

        Revolving loans may be used to pay fees and transaction expenses associated with the closing of the credit facilities, to pay obligations outstanding under the Loan and Security Agreement and for working capital and other lawful corporate purposes of KEC and KEMET Singapore. Borrowings under the U.S. and Singapore facilities are subject to a borrowing base. The borrowing base consists of:

  •
  in the case of the U.S. facility, (A) 85% of KEC's accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of $4 million and 40% of the net book value of inventory of KEC that satisfy certain eligibility criteria plus (C) the lesser of $3 million and 70% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

  •
  in the case of the Singapore facility, (A) 85% of KEMET Singapore's accounts receivable that satisfy certain eligibility criteria less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

        Interest is payable on borrowings monthly at a rate equal to the London Interbank Offer Rate ("LIBOR") or the base rate, plus an applicable margin, as selected by the Borrower. Depending upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of the latest test date, the applicable margin under the U.S. facility varies between 3.00% and 3.50% for LIBOR advances and 2.00% and 2.50% for base rate advances, and under the Singapore facility varies between 3.25% and 3.75% for LIBOR advances and 2.25% and 2.75% for base rate advances.

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

        KEC's ability to draw funds under the U.S. facility and KEMET Singapore's ability to draw funds under the Singapore facility are conditioned upon, among other matters:

  •
  the absence of the existence of a Material Adverse Effect (as defined in the Loan and Security Agreement);

  •
  the absence of the existence of a default or an event of default under the Loan and Security Agreement; and

  •
  the representations and warranties made by KEC and KEMET Singapore in the Loan and Security Agreement continuing to be correct in all material respects.

        The parent corporation of KEC—KEMET Corporation—and the Guarantors guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantors (other than assets that secure the 10.5% Senior Notes). The collection accounts of the Borrowers and Guarantors are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a "Cash Dominion Trigger Event").

        KEC and the Guarantors guarantee the Singapore facility obligations. In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore's assets. As required by the Loan and Security Agreement, KEMET Singapore's bank accounts were transferred over to Bank of America and upon a Cash Dominion Trigger Event (as defined in the Loan and Security Agreement) will become subject to full cash dominion in favor of the administrative agent.

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

        As of March 31, 2011, there were no borrowings against the Loan and Security Agreement.

Short Term Liquidity

        Based on our current operating plans management believes that cash generated from operations will be sufficient to cover our operating requirements for the next twelve months, including $43.7 million in principal and $25.2 million interest payments and expected capital expenditures in the range of $50 million to $60 million.

        Our cash and cash equivalents increased by $72.9 million for the year ended March 31, 2011, and $40.0 million for the year ended March 31, 2010 and decreased by $42.2 million for the year ended March 31, 2009 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Cash provided by operating activities	$113,968	$54,620	$5,725
Cash provided by (used in) investing activities	(29,564)	(11,421)	7,229
Cash used in financing activities	(13,338)	(2,912)	(53,495)
Effects of foreign currency fluctuations on cash	1,786	(292)	(1,638)

Net increase (decrease) in cash and cash equivalents	$72,852	$39,995	$(42,179)

Fiscal Year 2011 compared to Fiscal Year 2010

  Operations:

        Cash flows from operations were $114.0 million which was an improvement of $59.3 million in fiscal year 2011 as compared to fiscal year 2010. The improvement is primarily a result of $119.7 million increase related to operations (net income adjusted for: the loss on early extinguishment of debt, depreciation and amortization, amortization of debt discount and debt issuance costs, write down of long-lived assets and stock-based compensation) for fiscal year 2011 compared to fiscal year 2010. In addition, we generated $18.6 million by increasing our operating liabilities (primarily our accrued expenses) in fiscal year 2011 compared to $5.9 million in fiscal year 2010. Offsetting these increases was a $48.8 million increase in inventories in fiscal year 2011 compared to a decrease in inventories of $7.2 million in fiscal year 2010. In fiscal year 2011, raw material inventories increased $14.0 million primarily due to price increases in raw materials as well as an increase in the volume of raw material purchases. The increase in raw material quantities was driven by increased sales levels and accelerated purchases of raw materials that were expected to increase in price. Work in process and finished goods increased $37.5 million as a result of the increase in sales and demand for our products and an increase in raw material prices. In addition in fiscal year 2010 we increased accounts payable through the negotiation of better terms by $26.6 million compared to only $9.6 million in fiscal year 2011.

  Investing:

        Cash used in investing activities increased $18.1 million in fiscal year 2011 compared to fiscal year 2010 due primarily to a $22.1 million increase in capital expenditures. The capital expenditure amount for fiscal year 2011 included EUR 2.1 million ($2.9 million) for the acquisition of land in Italy to be used as the site for a new manufacturing facility in order to consolidate our Italian operations. The remaining purchase price for the land in Italy will be paid in seven equal annual payments of EUR 489 thousand ($694 thousand) beginning on April 28, 2013. The remainder of the increase in capital expenditures is primarily due to machinery and equipment purchases to increase capacity, to assist in new product development and improve product quality. Capital expenditures were offset by $5.4 million in proceeds from the sale of assets in fiscal year 2011 compared to $1.5 million in proceeds from the disposal of assets in fiscal year 2010.

  Financing:

        Cash used in financing activities was $13.3 million in fiscal year 2011 as compared to $2.9 million in fiscal year 2010.

        In fiscal year 2011, proceeds from the issuance of debt resulted from the private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes. Proceeds of $182.5 million were used to repay all of the outstanding indebtedness under our credit facilities with K Financing, LLC ($62.9 million including the Success Fee), outstanding indebtedness of EUR 45.5 million ($60.7 million) under the EUR 60 million credit facility and outstanding indebtedness of EUR 33 million ($44.0 million) under the EUR 35 million credit facility with UniCredit and the term loan with a subsidiary of Vishay ($15.0 million). In addition, we used $38.1 million of the proceeds to retire $40.5 million in aggregate principal amount of our Convertible Notes and $6.6 million of the proceeds to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We made a principal payment related to UniCredit Facility A on April 1, 2010 for EUR 7.7 million ($10.3 million), $1.5 million to pay costs incurred in connection with the revolving line of credit and $2.5 million in payments related to short term debt. Our next significant maturity is November 15, 2011 when the Convertible Note holders have the right to require us to repurchase for cash all or a portion of the Convertible Notes outstanding of $40.6 million.

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

        In fiscal year 2009, our payments of debt related primarily to the outstanding portion of the senior notes that the Company sold in May 1998 ("Senior Notes"). In the first quarter of fiscal year 2009, we paid $20.0 million of the outstanding principal balance on our Senior Notes in accordance with the Senior Note agreement. On September 19, 2008, we prepaid our remaining obligations under the Senior Notes, including the outstanding principal balance of $40.0 million, a make-whole amount of $2.0 million and a prepayment fee of $0.2 million. The make-whole amount and prepayment fee are shown on the line item "Loss on early retirement of debt" on the Consolidated Statements of Operations.

        In fiscal year 2009, our proceeds from the issuance of debt related primarily to a loan from a subsidiary of Vishay. As part of the sale of the wet tantalum capacitor assets to a subsidiary of Vishay, we entered into a three-year term loan agreement. The loan was for $15 million and carried an interest rate of LIBOR plus 4% which was payable monthly. The entire principal amount of $15 million was scheduled to mature on September 15, 2011 and could be prepaid without penalty. The loan was secured by certain accounts receivable of KEMET. On May 5, 2010, the Vishay loan was paid in full.

Commitments

        At March 31, 2011, we had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (see Note 2, "Debt" to our consolidated financial statements), European social security, pension benefits, and other post-retirement benefits as follows (amounts in thousands):

Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations(1)	$277,677	$43,670	$3,397	$610	$230,000
Interest obligations(1)	172,258	25,217	48,361	48,301	50,379
European social security	7,417	5,343	2,074	—	—
Employee separation liability	20,989	1,279	568	568	18,574
Pension benefits(2)	24,704	4,173	3,580	4,151	12,800
Operating lease obligations	24,726	8,759	11,815	3,509	643
Purchase commitments	3,841	3,841	—	—	—
Other post-retirement benefits(2)	1,281	150	297	280	554

	$532,893	$92,432	$70,092	$57,419	$312,950

(1)
Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their Convertible Notes on November 15, 2011, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase. The $40.6 million of Convertible Notes have been included in the "Year 1" column above.

(2)
Reflects the expected benefit payments through 2020.

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

        Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Operating income (loss)	$129,261	$7,697	$(271,112)
Adjustments:
Restructuring charges	7,171	9,198	30,874
Debt and stock registration related fees	1,531	—	—
ERP integration costs	1,915	—	—
Stock-based compensation	1,783	1,865	1,070
Gain on sales and disposals of assets	(1,261)	(1,003)	(25,505)
Inventory write downs	2,991	—	16,500
Write down of long-lived assets	—	656	67,624
Cancellation of incentive plan	—	1,161	—
Write off of capitalized advisor fees	—	413	—
Goodwill impairment	—	—	174,327
Curtailment gains on benefit plans	—	—	(30,835)
Acquisitions integration costs	—	—	5,254

Total adjustments	14,130	12,290	239,309

Adjusted operating income (loss)	$143,391	$19,987	$(31,803)

        Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Net income (loss)	$63,044	$(69,447)	$(285,209)
Adjustments:
Amortization included in interest expense	4,930	13,392	9,918
Net foreign exchange (gain) loss	(2,888)	4,106	(14,079)
Share-based compensation expense	1,783	1,865	1,070
Restructuring charges	7,171	9,198	30,874
Debt and stock registration related fees	1,531	—	—
ERP integration costs	1,915	—	—
Gain on licensing of patents	(2,000)	—	—
Gain on sales and disposals of assets	(1,261)	(1,003)	(25,505)
(Gain) loss on early extinguishment of debt	38,248	(38,921)	2,212
Write down of long-lived assets	—	656	67,624
Increase in value of warrant	—	81,088	—
Cancellation of incentive plan	—	1,161	—
Write off of capitalized advisor fees	—	413	—
Goodwill impairment	—	—	174,327
Curtailment gains on benefit plans	—	—	(30,835)
Inventory write downs	2,991	—	16,500
Acquisitions integration costs	—	—	5,254
Tax impact of adjustments	(1,256)	65	(10,140)

Total adjustments	51,164	72,020	227,220

Adjusted net income (loss)	$114,208	$2,573	$(57,989)

        Adjusted EBITDA is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009(1)
Net income (loss)	$63,044	$(69,447)	$(285,209)
Adjustments:
Income tax expense (benefit)	2,704	5,036	(3,202)
Interest expense, net	29,957	25,820	29,171
Depreciation and amortization	52,932	52,644	58,125
Stock-based compensation	1,783	1,865	1,070
Restructuring charges	7,171	9,198	30,874
Debt and stock registration related fees	1,531	—	—
ERP integration costs	1,915	—	—
Gain on licensing of patents	(2,000)	—	—
Gain on sales and disposals of assets	(1,261)	(1,003)	(25,505)
(Gain) loss on early extinguishment of debt	38,248	(38,921)	2,212
Net foreign exchange (gain)/loss	(2,888)	4,106	(14,079)
Inventory write downs	2,991	—	16,500
Write down of long-lived assets	—	656	67,624
Increase in value of warrant	—	81,088	—
Goodwill impairment	—	—	174,327
Curtailment gains on benefit plans	—	—	(30,835)
Acquisitions integration costs	—	—	5,254

Total adjustments	133,083	140,489	311,536

Adjusted EBITDA	$196,127	$71,042	$26,327

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

        Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization, adjusted to exclude restructuring charges, debt and stock registration related fees, ERP integration costs, gain on licensing of patents, write down of long-lived assets, stock-based compensation expense, increase in value of warrant, curtailment gains on benefit plans, gain on sales and disposals of assets, gain/loss on the early extinguishment of debt, net foreign exchange gain/loss, inventory write downs and acquisitions integration costs. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present

Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

        We believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; depreciation and amortization are non-cash charges. The other items excluded from Adjusted EBITDA are excluded in order to better reflect our continuing operations.

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

Recent Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standard Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements". The updated guidance (i) requires separate disclosure of significant transfers in and out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have an impact on our consolidated results of operations or financial position.

        In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805)", that updates existing disclosure requirements related to supplementary pro forma information for business combinations. Under the updated guidance, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective for us on April 1, 2011, and will be applied prospectively to any business combinations that have an acquisition date on or after April 1, 2011.

Effect of Inflation

        Inflation generally affects us by increasing the cost of labor, equipment, and raw materials. We do not believe that inflation has had any material effect on our business over the past three fiscal years except for the following discussion in Commodity Price Risk.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        We are exposed to interest rate risk through our other borrowing activities, which had an outstanding balance as of March 31, 2011, of $7.1 million. The other debt has a variable interest rate and a 1% change in the interest rate would yield a $0.1 million change in interest expense.

Foreign Currency Exchange Rate Risk

        Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the Euro and the Mexican peso. A portion of our sales to our customers and operating costs in Europe are denominated in Euro creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our Mexican operations are denominated in Mexican pesos, creating an exposure to foreign currency exchange rates. Additionally, certain of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, in order to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows were hedged against the U.S. dollar. The Company does not presently have in place any forward foreign exchange contracts, but does periodically evaluate the use of such contracts as a means of hedging its foreign exchange exposure.

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

        Presently, a finite number of suppliers process tantalum ore into capacitor grade tantalum powder. If there are significant fluctuations in demand, based on leadtime of ore to tantalum smelter, an increase in the price of tantalum may result. If we are unable to pass the price increase on to our customers, it could have an adverse effect on our profitability.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities, however the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2011 the price of palladium fluctuated between $415 and $855 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.

        Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, however, could have an adverse effect on our profitability.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        As of March 31, 2011, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Based on that assessment, as of March 31, 2011, the Company's management concluded that its internal control over financial reporting was effective.

        Ernst & Young LLP, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting, which is on page 74 of this annual report on Form 10-K.

(d)   Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        Other than the information under "Executive Officers" and "Key Employees" under Part I, Item 4A, the other information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on July 27, 2011 under the headings "Nominees for Board of Directors," "Continuing Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information about the Board of Directors."

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 27, 2011 under the headings "Compensation Discussion & Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Outstanding Equity Awards at Fiscal Year-End Table," "Options Exercises and Stock Vested Table," "Pension Benefits Table," "Nonqualified Deferred Compensation Table," "Potential Payments Upon Termination or Change in Control Table," "Director Compensation Table," "All Other Compensation Table," "Perquisites Table," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 27, 2011 under the heading "Security Ownership", and from "Equity Compensation Plan Disclosure" in Item 5 hereof.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 27, 2011 under the headings "Review, Approval or Ratification of Transactions with Related Persons" and "Information about the Board of Directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 27, 2011 under the heading "Audit and Non-Audit Fees."

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
3.1
Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, filed with the SEC on October 21, 2010 (File No. 333-170073)).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2010).
3.3	Amended and Restated By-laws of KEMET Corporation, effective June 5, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 3, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3, filed with the SEC on October 21, 2010 (File No. 333-170073)).
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

10.9	Form of Deferred Compensation Plan for Key Managers effective as of January 1, 1995 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).*
10.10	Form of Collateral Assignment and Split Dollar Insurance (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).
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
10.57	Employment Agreement between the Company and Per Olof-Loof dated January 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 27, 2010).*
10.58
Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Per-Olof Loof (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009).*
10.59
Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and William M. Lowe, Jr. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009).*
10.60
Change in Control Severance Compensation Agreement dated September 8, 2008, between the Company and Robert Argüelles (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009).*
10.61
Change in Control Severance Compensation Agreement dated July 28, 2008, between the Company and Conrado Hinojosa (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009).*

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
10.70
Amendment No. 1 to Change in Control Severance Compensation Agreement—William M. Lowe, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.71
Amendment No. 1 to Change in Control Severance Compensation Agreement—Robert R. Argüelles (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.72
Amendment No. 1 to Change in Control Severance Compensation Agreement—Conrado Hinojosa (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.73
Amendment No. 1 to Change in Control Severance Compensation Agreement—Marc Kotelon (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.74
Amendment No. 1 to Change in Control Severance Compensation Agreement—Charles C. Meeks, Jr. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.75
Amendment No. 1 to Change in Control Severance Compensation Agreement—Daniel E. LaMorte (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

10.76	Amendment No. 1 to Change in Control Severance Compensation Agreement—Dr. Philip M. Lessner (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.77
Amendment No. 1 to Change in Control Severance Compensation Agreement—Larry C. McAdams (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.78
Amendment No. 1 to Change in Control Severance Compensation Agreement—Dr. Daniel F. Persico (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.79
Loan and Security Agreement, dated as of September 30, 2010, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., and Bank of America, N.A., as agent and Banc of America Securities LLC, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 30, 2010).
10.80	KEMET Executive Secured Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).*
21.1	Subsidiaries of KEMET Corporation
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP
23.3	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche S.P.A.
23.4	Consent of Paumanok Publications, Inc.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302
31.2	Certification of the Chief Financial Officer Pursuant to Section 302
32.1	Certification of the Chief Executive Officer Pursuant to Section 906
32.2	Certification of the Chief Financial Officer Pursuant to Section 906
101
The following financial information from KEMET Corporation's Annual Report on Form 10-K for the year ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011, and March 31, 2010, (ii) Consolidated Statements of Income for the years ended March 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*
Exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KEMET Corporation

        We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the two years in the period ended March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KEMET Corporation and subsidiaries at March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the two years ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KEMET Corporation's internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

May 20, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KEMET Corporation

        We have audited KEMET Corporation's internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KEMET Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, KEMET Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KEMET Corporation and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and our report dated May 20, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

May 20, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors

KEMET Corporation:

        We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of KEMET Corporation for the year ended March 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Arcotronics Italia S.p.A and subsidiaries (Arcotronics Group), a wholly-owned subsidiary, which statements reflect total net sales constituting approximately 19 percent in 2009, of the related consolidated total net sales. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Arcotronics Group, is based solely on the report of the other auditors.

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

        In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KEMET Corporation and subsidiaries as of March 31, 2009, and the results of their operations and their cash flows for the year ended March 31, 2009 in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP KPMG LLP

Greenville, South Carolina

June 30, 2009, except with respect to the change in accounting for convertible debt to reflect the adoption of the provisions of FASB Staff Position No. APB 14-1, as to which the date is as of November 5, 2009 and with respect to Note 19 as to which the date is as of October 26, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

ARCOTRONICS ITALIA S.p.A.

Sasso Marconi, Italy

        We have audited the consolidated statements of operations, stockholders' equity (deficit), and cash flows of Arcotronics Italia S.p.A. (which has since changed its legal name to Kemet Electronics S.p.A.) and subsidiaries (the "Company") (a wholly owned subsidiary of KEMET Electronics Corporation, the "Parent Company") for the year ended March 31, 2009 (all expressed in euros and not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Arcotronics Italia S.p.A. and subsidiaries for the year ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE S.p.A.

/s/ DELOITTE & TOUCHE S.p.A.

Bologna, Italy

June 29, 2009

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except per share data)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$152,051	$79,199
Accounts receivable, net	160,708	137,385
Inventories, net	206,440	150,508
Prepaid and other current assets	18,020	18,790
Deferred income taxes	5,301	2,129

Total current assets	542,520	388,011

Property, plant and equipment, net	310,412	319,878
Intangible assets, net	20,092	21,806
Other assets	11,285	11,266

Total assets	$884,309	$740,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$42,101	$17,880
Accounts payable	90,997	78,829
Accrued expenses	88,291	63,606
Income taxes payable	4,265	1,096

Total current liabilities	225,654	161,411

Long-term debt	231,215	231,629
Other non-current obligations	59,727	55,626
Deferred income taxes	7,960	8,023
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01, authorized 300,000 shares, issued 39,508 and 29,508 shares at March 31, 2011 and 2010, respectively	395	295
Additional paid-in capital	479,322	479,705
Retained deficit	(87,745)	(150,789)
Accumulated other comprehensive income	22,555	11,990
Treasury stock, at cost (2,370 and 2,463 shares at March 31, 2011 and 2010, respectively)	(54,774)	(56,929)

Total stockholders' equity	359,753	284,272

Total liabilities and stockholders' equity	$884,309	$740,961

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2011	2010	2009
Net sales	$1,018,488	$736,335	$804,385
Operating costs and expenses:
Cost of sales	752,846	611,638	736,551
Selling, general and administrative expenses	104,607	86,085	93,505
Research and development	25,864	22,064	28,956
Restructuring charges	7,171	9,198	30,874
Net gain on sales and disposals of assets	(1,261)	(1,003)	(25,505)
Write down of long-lived assets	—	656	67,624
Goodwill impairment	—	—	174,327
Curtailment gains on benefit plans	—	—	(30,835)

Total operating costs and expenses	889,227	728,638	1,075,497

Operating income (loss)	129,261	7,697	(271,112)
Other (income) expense:
Interest income	(218)	(188)	(618)
Interest expense and amortization of debt discount	30,175	26,008	29,789
(Gain) loss on early extinguishment of debt	38,248	(38,921)	2,212
Increase in value of warrant	—	81,088	—
Other (income) expense, net	(4,692)	4,121	(14,084)

Income (loss) before income taxes	65,748	(64,411)	(288,411)
Income tax expense (benefit)	2,704	5,036	(3,202)

Net income (loss)	$63,044	$(69,447)	$(285,209)

Net income (loss) per share:
Basic	$2.11	$(2.57)	$(10.62)
Diluted	$1.22	$(2.57)	$(10.62)

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2008	80,290	$882	$367,711	$203,867	$65,565	$(61,194)	$576,831
Adjustment to reflect reverse stock split	(53,527)	(588)	588	—	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	(285,209)	—	—	(285,209)
Unrealized gain (loss) on foreign exchange contracts, net	—	—	—	—	(763)	—	(763)
Changes in pension net prior service credit and actuarial gains, net	—	—	—	—	(2,677)	—	(2,677)
Changes in retirement plan net prior service credit and actuarial gains, net	—	—	—	—	(19,209)	—	(19,209)
Foreign currency translation	—	—	—	—	(30,253)	—	(30,253)

Total comprehensive income (loss)							(338,111)
Vesting of restricted stock	79	—	(1,770)	—	—	1,770	—
Stock-based compensation expense	—	—	1,070	—	—	—	1,070
Purchases of stock by employee savings plan	95	1	248	—	—	—	249

Balance at March 31, 2009	26,937	295	367,847	(81,342)	12,663	(59,424)	240,039
Comprehensive income (loss):
Net loss	—	—	—	(69,447)	—	—	(69,447)
Unrealized gain (loss) on foreign exchange contracts, net	—	—	—	—	—	—	—
Changes in pension net prior service credit and actuarial gains, net	—	—	—	—	(560)	—	(560)
Changes in retirement plan net prior service credit and actuarial gains, net	—	—	—	—	(2,090)	—	(2,090)
Foreign currency translation	—	—	—	—	1,977	—	1,977

Total comprehensive income (loss)							(70,120)
Issuance of warrant	—	—	112,488				112,488
Vesting of restricted stock	108	—	(2,495)	—	—	2,495	—
Stock-based compensation expense	—	—	1,865	—	—	—	1,865

Balance at March 31, 2010	27,045	295	479,705	(150,789)	11,990	(56,929)	284,272
Comprehensive income (loss):
Net income	—	—	—	63,044	—	—	63,044
Changes in pension net prior service credit and actuarial gains, net	—	—	—	—	(300)	—	(300)
Changes in retirement plan net prior service credit and actuarial gains, net	—	—	—	—	(2,019)	—	(2,019)
Foreign currency translation	—	—	—	—	12,884	—	12,884

Total comprehensive income							73,609
Vesting of restricted shares	47	—	(1,078)	—	—	1,078	—
Stock-based compensation expense	—	—	1,783	—	—	—	1,783
Issuance of shares to K Equity, LLC	10,000	100	(100)	—	—	—	—
Exercise of stock options	46	—	(988)	—	—	1,077	89

Balance at March 31, 2011	37,138	$395	$479,322	$(87,745)	$22,555	$(54,774)	$359,753

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Years Ended March 31,
	2011	2010	2009
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$63,044	$(69,447)	$(285,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,932	52,644	58,125
Amortization of debt discount and debt issuance costs	4,930	13,392	9,918
Net gain on sales and disposals of assets	(1,261)	(1,003)	(25,505)
Stock-based compensation expense	1,783	1,865	1,070
Pension and other post-retirement benefits	(2,319)	(2,716)	(3,742)
Deferred income taxes	(3,403)	2,051	(8,146)
(Gain) loss on early extinguishment of debt	38,248	(38,921)	—
Write down of long-lived assets	—	656	67,624
Goodwill impairment	—	—	174,327
Increase in value of warrant	—	81,088	—
Curtailment gains on benefit plans	—	—	(30,835)
Other, net	(2,446)	339	—
Changes in assets and liabilities:
Accounts receivable	(14,466)	(18,263)	44,777
Inventories	(48,817)	7,168	71,308
Prepaid expenses and other current assets	(6,647)	(5,647)	4,055
Accounts payable	9,567	26,605	(67,356)
Accrued income taxes	4,315	421	(490)
Other operating liabilities	18,508	4,388	(4,196)

Net cash provided by operating activities	113,968	54,620	5,725

Investing activities:
Capital expenditures	(34,989)	(12,921)	(30,541)
Proceeds from sales of assets	5,425	1,500	34,870
Acquisitions, net of cash received	—	—	(1,000)
Change in restricted cash	—	—	3,900

Net cash provided by (used in) investing activities	(29,564)	(11,421)	7,229

Financing activities:
Proceeds from issuance of debt	227,525	58,949	16,190
Payment of long-term debt	(230,413)	(54,525)	(67,949)
Net (payments) borrowings under other credit facilities	(2,479)	475	(411)
Debt issuance costs	(7,853)	(4,206)	(1,574)
Debt extinguishment costs	(207)	(3,605)	—
Proceeds from exercise of stock options	89	—	—
Other	—	—	249

Net cash used in financing activities	(13,338)	(2,912)	(53,495)

Net increase (decrease) in cash and cash equivalents	71,066	40,287	(40,541)
Effect of foreign currency fluctuations on cash	1,786	(292)	(1,638)
Cash and cash equivalents at beginning of fiscal year	79,199	39,204	81,383

Cash and cash equivalents at end of fiscal year	$152,051	$79,199	$39,204

Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$17,304	$16,107	$21,255
Income taxes paid	2,408	3,910	5,199

See accompanying notes to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Organization and Significant Accounting Policies

Nature of Business and Organization

        KEMET Corporation which together with its subsidiaries is referred to herein as "KEMET" or the "Company" is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, film capacitors, electrolytic capacitors, paper capacitors and solid aluminum capacitors. The Company is headquartered in Simpsonville, South Carolina, which is part of the greater Greenville metropolitan area, and has manufacturing plants and distribution centers located in the United States, Mexico, Europe and Asia. Additionally, the Company has wholly-owned foreign subsidiaries which primarily provide sales support for KEMET's products in foreign markets.

        KEMET is organized into three business groups: the Tantalum Business Group ("Tantalum"), the Ceramic Business Group ("Ceramic") and the Film and Electrolytic Business Group ("Film and Electrolytic"). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and the costs of which are allocated to the business groups based on the business groups' respective budgeted net sales.

        During fiscal year 2009, the Company had experienced declines in net sales, profitability and liquidity and had forecasted that it would meet the financial covenants required by its debt agreements with lenders at each of the measurement dates during fiscal year 2010 by a narrow margin. Given the degree of uncertainty at the time with respect to the near-term outlook for the global economy and the possible effects on the Company's operations, there was significant uncertainty as to whether the Company's forecasts would be achieved. Furthermore, the Company anticipated that it would continue to experience severe pressure on its liquidity during fiscal year 2010. These matters raised substantial doubt about the Company's ability to continue as a going concern. The Company's previous independent registered public accounting firms included an explanatory paragraph in their audit reports for the Company's 2009 consolidated financial statements and the consolidated financial statements of Arcotronics Italia S.p.A. ("Arcotronics") that indicated there was uncertainty that the Company would continue as a going concern.

Basis of Presentation

        Certain amounts for fiscal years 2010 and 2009 have been reclassified to conform to the fiscal year 2011 presentation. On November 5, 2010, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Restated Certificate of Incorporation to effect a reverse stock split of the Company's common stock at a ratio equal to one-for-three (the "Reverse Stock Split"). The Reverse Stock Split was approved at a special meeting of our stockholders on November 3, 2010. All share and per share data in this Form 10-K gives effect to the Reverse Stock Split.

        The Company has evaluated events and material transactions for potential recognition or disclosure occurring between the end of the Company's most recent fiscal year end and through the time that this Form 10-K was filed with the SEC.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

Cash Equivalents

        Cash equivalents of $51.2 million and $28.8 million at March 31, 2011 and 2010, respectively, consist of money market accounts with an original term of three months or less. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

        A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax ("VAT") registration in The Netherlands.

        The bank guarantee is in the amount of €1.5 million ($2.0 million). An interest-bearing deposit was placed with a European bank for €1.7 million ($2.3 million). The deposit is in KEMET's name and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made. The bank guarantee will remain valid until it is discharged by the beneficiary.

Inventories

        Inventories are stated at the lower of cost or market. The carrying value of inventory is reviewed and adjusted based on slow moving and obsolete items, historical shipments, customer forecasts and backlog and technology developments. Inventory costs include material, labor and manufacturing overhead and are determined by the "first-in, first-out" ("FIFO") method. The Company has consigned inventory at certain customer locations totaling $7.6 million at March 31, 2011 and 2010.

Property and Equipment

        Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of. Depreciation expense was $50.6 million, $50.0 million and $54.5 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

        The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets. The Company has to make certain assumptions as to

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the undiscounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company's financial condition and operating results. The Company recorded $0.0 million, $0.7 million and $62.3 million in impairment charges for fiscal years 2011, 2010 and 2009, respectively.

Goodwill

        Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests during the first quarter of each fiscal year and when otherwise warranted. During fiscal year 2009, the Company recorded an impairment for its entire goodwill balance.

        The Company is organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. The Company evaluates its goodwill and intangible asset with indefinite useful lives on a reporting unit basis. This requires the Company to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit's carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill and intangible asset with indefinite useful lives may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit's goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit's fair value. The Company determined the fair value of its reporting units using an income-based, discounted cash flow ("DCF") analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. In addition to the above described reporting unit valuation techniques, the Company's goodwill and intangible asset with indefinite useful lives impairment assessment also considers the Company's aggregate fair value based upon the value of the Company's outstanding shares of common stock.

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

Stock-based Compensation

        The value of each equity-based award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of the Company's stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of the Company's stock on the grant date and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest.

Concentrations of Credit and Other Risks

        The Company sells to customers globally. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers. TTI, Inc., an electronics distributor, accounted for over $133.5 million, $86.5 million and $81.6 million of the Company's net sales in fiscal years 2011, 2010 and 2009, respectively. There were no customers' accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2011 or March 31, 2010.

        The Company, as well as the industry, utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to the end-users. For fiscal years ended March 31, 2011, 2010, and 2009, net sales to electronics distributors accounted for 50%, 48%, and 47%, respectively, of the Company's total net sales.

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

        The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders' equity section of the Consolidated Balance Sheets (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Defined Benefit Post-retirement Plan Adjustments	Defined Benefit Pension Plans	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2009	$12,215	$2,971	$(2,523)	$12,663
2010 Activity(1)	1,977	(560)	(2,090)	(673)

Balance at March 31, 2010	14,192	2,411	(4,613)	11,990
2011 Activity(2)	12,884	(300)	(2,019)	10,565

Balance at March 31, 2011	$27,076	$2,111	$(6,632)	$22,555

(1)
Activity within the defined benefit pension plans is net of a tax benefit of $1.1 million.

(2)
Activity within the defined benefit pension plans is net of a tax benefit of $1.5 million.

Warrant Liability

        Concurrent with the consummation of the tender offer as discussed in Note 2, "Debt", the Company issued K Financing, LLC ("K Financing") a warrant (the "Platinum Warrant") to purchase up to 26,848,484 shares of the Company's common stock, subject to certain adjustments, representing approximately 49.9% of the Company's outstanding common stock at the time of issuance on a post-exercise basis. The Platinum Warrant was subsequently transferred to K Equity, LLC ("K Equity"). The Platinum Warrant was exercisable at a purchase price of $1.50 per share, subject to an adjustment which reduced the exercise price to a floor of $1.05 per share based on a sliding scale once the aggregate borrowings under the Platinum Line of Credit Loan (as defined below) and the Platinum Working Capital Loan (as defined below) exceeded $12.5 million, at any time prior to the tenth anniversary of the Platinum Warrant's date of issuance. The floor exercise price was reached on September 29, 2009 when the aggregate borrowings under the Platinum Line of Credit Loan and the Platinum Working Capital Loan reached $20.0 million. The Platinum Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of the Company's common stock above the exercise price of the Platinum Warrant, or by combination of the preceding alternatives.

        Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Platinum Warrant

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

issued to K Financing under the Platinum Credit Facility (as defined below) was reviewed as of June 30, 2009, the date of issuance, to determine whether it met the definition of a derivative. The Company's evaluation of the Platinum Warrant as of the date of issuance concluded that it was not indexed to the Company's stock since the strike price was not fixed and as such was treated as a freestanding derivative liability. On September 29, 2009, the Company borrowed $10.0 million from the Platinum Working Capital Loan for general corporate purposes. As a result of this additional borrowing, the strike price of the Platinum Warrant was fixed at $1.05 per share as of September 29, 2009 and the Company assessed whether the Platinum Warrant still met the definition of a derivative. The Company's evaluation of the Platinum Warrant as of September 29, 2009, concluded that the Platinum Warrant is indexed to the Company's own stock and should be classified as a component of equity. The Company valued the Platinum Warrant immediately prior to the strike price becoming fixed and recorded a mark-to-market adjustment of $81.1 million through earnings. Subsequent to the strike price becoming fixed, the Company reclassified the warrant liability of $112.5 million into the line item "Additional paid-in capital" on the Consolidated Balance Sheets and the Platinum Warrant will no longer be marked-to-market.

        The Company estimated the fair value of the Platinum Warrant using the Black-Scholes option pricing model using the following assumptions:

September 30, 2009
Expected life	9.75 years
Expected volatility	66.0%
Risk-free interest rate	3.5%
Dividends	0%

        On December 20, 2010, in connection with a secondary offering in which K Equity was the selling security holder, K Equity exercised a portion of the Platinum Warrant representing the right to purchase 10.9 million shares of the Company's common stock to the underwriters of the secondary offering, who exercised their full portion of the warrant in a cashless exercise, based on an exercise price of $1.05 per share and a closing price per share of $12.80, and received a net settlement of 10.0 million shares of the Company's common stock. These shares were sold as part of the secondary offering, and KEMET did not receive any of the proceeds from the transaction. K Equity retained the remaining portion of the warrant, representing the right to purchase 16.0 million shares of the Company's common stock.

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

        Assets measured at fair value on a recurring basis as of March 31, 2011 are as follows (amounts in thousands):

		Fair Value Measurement Using				Fair Value Measurement Using
	Fair Value March 31, 2011				Fair Value March 31, 2010
		Level 1(3)	Level 2(2)	Level 3		Level 1	Level 2(2)	Level 3
Assets:
Money markets(1)	$51,157	$51,157	$—	$—	$28,761	$28,761	$—	$—
Long-term debt	307,543	301,379	6,164	—	260,496	70,492	190,004	—

(1)
Included in the line item "Cash and cash equivalents" on the Consolidated Balance Sheets.

(2)
The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

(3)
In the third quarter of fiscal year 2011, the Company utilized a bid quote to quantify the fair value of its 10.5% Senior Notes which was considered a Level 2. In the fourth quarter of fiscal year 2011, the fair value of the 10.5% Senior Notes was transferred to Level 1 since they are now publicly traded.

Revenue Recognition

        The Company recognizes revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Net sales is presented net of any taxes collected from customers and remitted to government entities.

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

        The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET's list price and the lower authorized price for that specific transaction. The Company establishes reserves for its SFSD program based primarily on historical SFSD activity and on the actual inventory levels of certain distributor customers. The actual inventory levels at these distributors comprise approximately 80% of the total global distributor inventory related to customers who participate in the SFSD Program.

        Substantially all of the Company's distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, will not exceed 6% of their purchases from the previous fiscal quarter. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets. The Company also offers volume based rebates.

        The establishment of sales allowances is recognized as a component of the line item "Net sales" on the Consolidated Statements of Operations, while the associated reserves are included in the line item "Accounts receivable, net" on the Consolidated Balance Sheets.

        The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company's liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of net sales for the fiscal years ended March 31, 2011, 2010 and 2009. The Company recognizes warranty costs when losses are both probable and reasonably estimable.

Allowance for Doubtful Accounts

        The Company evaluates the collectability of trade receivables through the analysis of customer accounts. When the Company becomes aware that a specific customer has filed for bankruptcy, has begun closing or liquidation proceedings, has become insolvent or is in financial distress, the Company records a specific allowance for the doubtful account to reduce the related receivable to the amount the Company believes is collectible. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be adjusted. Accounts are written off after all means of collection, including legal action, have been exhausted.

Factoring of Receivables

        Film and Electrolytic factors a portion of its accounts receivables through factoring transactions. As of March 31, 2011 and 2010 all factoring transactions were with recourse to the seller. These transactions do not meet the derecognition requirements. Consequently, as of March 31, 2011 and 2010, respectively, €0.4 million ($0.6 million) and €1.7 million ($2.3 million) of receivables sold through factoring transactions are recorded on the Consolidated Balance Sheets in the line item "Accounts receivable, net." A corresponding liability, amounting to zero and €1.1 million ($1.5 million) as of March 31, 2011 and 2010, respectively related to the advanced cash received from the factoring agent, is recorded in the line item "Current portion of long-term debt" on the Consolidated Balance Sheets.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

Shipping and Handling Costs

        The Company's shipping and handling costs are reflected in the line item "Cost of sales" on the Consolidated Statements of Operations. Shipping and handling costs were $24.8 million, $21.1 million, and $26.6 million in the fiscal years ended March 31, 2011, 2010, and 2009, respectively.

Income (Loss) per Share

        Basic income (loss) per share is computed using the weighted-average number of shares outstanding. Diluted income (loss) per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to the Platinum Warrant, outstanding options to purchase common stock and for any put options issued by the Company, if such effects are dilutive.

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

Impact of Recently Issued Accounting Standards

        In January 2010, the FASB issued Accounting Standard Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements". The updated guidance (i) requires separate disclosure of significant transfers in and out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have an impact on the Company's consolidated results of operations or financial position.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

        In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805)", that updates existing disclosure requirements related to supplementary pro forma information for business combinations. Under the updated guidance, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective for KEMET on April 1, 2011 and will be applied prospectively to any business combinations that have an acquisition date on or after April 1, 2011.

Note 2: Debt

        A summary of debt is as follows (amounts in thousands):

	March 31,
	2011	2010
10.5% Senior Notes, net of discount of $2,792 as of March 31, 2011	$227,208	$—
Convertible Debt, net of discount of $1,569 and $7,861 as of March 31, 2011 and March 31, 2010, respectively	39,012	73,220
UniCredit Agreement—A (€53,201 as of March 31, 2010)	—	71,710
UniCredit Agreement—B (€33,000 as of March 31, 2010)	—	44,481
Platinum Term Loan, net of discount of $22,308 as of March 31, 2010	—	15,525
Platinum Line of Credit, net of discount of $4,056 as of March 31, 2010	—	5,944
Platinum Working Capital Loan	—	10,000
Vishay	—	15,000
Other	7,096	13,629

Total debt	273,316	249,509
Current maturities	(42,101)	(17,880)

Total long-term debt	$231,215	$231,629

        The line item "Interest expense" on the Consolidated Statements of Operations for the fiscal years 2011, 2010 and 2009, respectively, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Contractual interest expense	$25,110	$12,616	$19,871
Amortization of debt issuance costs	1,137	2,788	1,588
Amortization of debt discount	3,928	10,604	8,330

Total interest expense	$30,175	$26,008	$29,789

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

10.5% Senior Notes

        On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company's 10.5% Senior Notes due 2018 (the "10.5% Senior Notes") to several initial purchasers (the "Initial Purchasers") represented by Banc of America Securities LLC pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Initial Purchasers subsequently sold the 10.5% Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside of the United States pursuant to Regulation S under the Securities Act.

        On May 5, 2010, in connection with the private placement of the 10.5% Senior Notes, the Company, the Company's domestic restricted subsidiaries (the "Guarantors") and the Initial Purchasers entered into the Registration Rights Agreement. The terms of the Registration Rights Agreement require the Company and the Guarantors to (i) use their commercially reasonable efforts to file with the Securities and Exchange Commission within 210 days after the date of the initial issuance of the 10.5% Senior Notes, a registration statement with respect to an offer to exchange the 10.5% Senior Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the 10.5% Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest); (ii) use our commercially reasonable efforts to consummate such exchange offer within 270 days after the date of the initial issuance of the 10.5% Senior Notes; and (iii) in certain circumstances, file a shelf registration statement for the resale of the 10.5% Senior Notes. On October 26, 2010, the Company filed a Form S-4 to offer, in exchange for its outstanding 10.5% Senior Notes, up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended.

        The private placement of the 10.5% Senior Notes resulted in net proceeds to the Company of $222.2 million. The Company used a portion of the proceeds of the private placement to repay all of its outstanding indebtedness under the Company's credit facility with K Financing, LLC, the Company's €60 million credit facility and €35 million credit facility with UniCredit Corporate Banking S.p.A. ("UniCredit") and the Company's term loan with a subsidiary of Vishay Intertechnology, Inc. ("Vishay") and used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the Company's 2.25% Convertible Senior Notes (the "Convertible Notes") and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $6.1 million as of March 31, 2011; these costs will be amortized over the term of the 10.5% Senior Notes.

        The 10.5% Senior Notes were issued pursuant to an Indenture (the "10.5% Senior Notes Indenture"), dated as of May 5, 2010, by and among the Company, Guarantors and Wilmington Trust Company, as trustee (the "Trustee"). The 10.5% Senior Notes will mature on May 1, 2018, and bear interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior Notes are senior obligations of the Company and will be guaranteed by each of the Guarantors and secured by a first priority lien on 51% of the capital stock of certain of the Company's foreign restricted subsidiaries.

        The terms of the 10.5% Senior Notes Indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) enter into sale and leaseback transactions; (vii) merge, consolidate or transfer or dispose of substantially all of their assets; (viii) engage in certain transactions with affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions that are described in the 10.5% Senior Notes Indenture.

        The 10.5% Senior Notes are redeemable, in whole or in part, at any time on or after May 1, 2014, at the redemption prices specified in the 10.5% Senior Notes Indenture. At any time prior to May 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 10.5% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 110.5% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to May 1, 2014, the Company may redeem the 10.5% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 10.5% Senior Notes so redeemed, plus a "make whole" premium and together with accrued and unpaid interest, if any, to the redemption date.

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

        The Company had interest payable related to the 10.5% Senior Notes included in the line item "Accrued expenses" on its Consolidated Balance Sheets of $10.1 million at March 31, 2011.

Platinum Credit Facility

        On May 5, 2009, the Company executed a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the "Platinum Credit Facility"). The Platinum Credit Facility consisted of a term loan of $37.8 million ("Platinum Term Loan"), a line of credit loan ("Platinum Line of Credit Loan") that could be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan ("Platinum Working Capital Loan") of up to $12.5 million. The Platinum Term Loan was used to purchase $93.9 million of the Company's Convertible Notes that are more fully described below. On June 30, 2009, the Company drew $10.0 million from the Platinum Line of Credit Loan and used it primarily to pay the fees and expenses related to the execution of the

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

tender offer (described below) and the execution of the Platinum Credit Facility. The Company incurred $3.6 million in fees and expense reimbursements related to the execution of the tender offer, $4.2 million related to the execution of the Platinum Credit Facility, and $1.4 million related to the amendments of the UniCredit facilities. On September 29, 2009, the Company borrowed $10.0 million on the Platinum Working Capital Loan for general corporate purposes.

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

        The Platinum Term Loan accrued interest at an annual rate of 9% for cash payment. The Platinum Working Capital Loan and the Platinum Line of Credit Loan accrued interest at a rate equal to the greater of (i) LIBOR plus 7%, or (ii) 10%, payable monthly in arrears. The Company's obligations to K Financing arising under the Revised Amended and Restated Platinum Credit Facility were secured by substantially all of the Company's assets located in the United States, Mexico, Indonesia and China (other than accounts receivable owing by account debtors located in the United States, Singapore and Hong Kong, which exclusively secured obligations due to a subsidiary of Vishay). As further described in the Offer to Purchase for the Convertible Notes, in connection with entering into the Revised Amended and Restated Platinum Credit Facility, K Financing and UniCredit entered into a letter of understanding with respect to their respective guarantor and collateral pools and the Company's assets in Europe that were not pledged to either lender. The letter of understanding also set forth each lender's agreement not to interfere with the other lender's exercise of remedies pertaining to their respective collateral pools.

        Concurrent with the consummation of the tender offer, the Company issued K Financing the Platinum Warrant to purchase up to 26,848,484 shares of its common stock, subject to certain adjustments, representing approximately 49.9% of the Company's outstanding common stock at the time of issuance on a post-exercise basis. The Platinum Warrant was subsequently transferred to K Equity. On December 20, 2010, K Equity sold a portion of the Platinum Warrant equal to 10,893,608 shares, which was exercised on a net exercise basis and the resulting 10,000,000 shares of which were sold by underwriters in an offering.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

        The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with K Financing, which subsequently transferred its rights thereunder to K Equity. Pursuant to the terms of the Investor Rights Agreement, the Company has, subject to certain terms and conditions, granted Board of Directors ("Board") observation rights to K Financing which would permit K Financing to designate up to three individuals to observe Board meetings and receive information provided to the Board. In addition, the Investor Rights Agreement provides K Financing with certain preemptive rights. Subject to the terms and limitations described in the Investor Rights Agreement, in connection with any proposed issuance of equity securities or securities convertible into equity, the Company would be required to offer to sell to K Financing a pro rata portion of such securities equal to the percentage determined by dividing the number of shares of common stock held by K Financing plus the number of shares of common stock issuable upon exercise of the Platinum Warrant, by the total number of shares of common stock then outstanding on a fully diluted basis. The Investor Rights Agreement also provides K Financing with certain registration and information rights.

        The Company also entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC ("Platinum Advisors") for a term of the later of (i) June 30, 2013 and (ii) the termination of the Credit Facility, pursuant to which the Company pays an annual fee of $1.5 million to Platinum Advisors for certain advisory services. In addition, the Platinum Credit Facility included various fees totaling $0.7 million per year for administration and collateral management and the Company incurred a fee of 1% per annum for unused capacity under the Platinum Line of Credit Loan and the Company paid K Financing a success fee of $5.0 million in May 2010. This fee was payable at the time of repayment in full of the Platinum Term Loan, whether at maturity or otherwise.

        At the date of issuance, the Company allocated $31.4 million of the proceeds from the issuance of the Platinum Term Loan and the draw-down on the Platinum Line of Credit Loan to warrant liability. The Company allocated the remainder of the issuance proceeds to the Platinum Term Loan and the Platinum Line of Credit Loan ($12.0 million and $4.4 million, respectively) based upon their relative fair values. The carrying amount of the Platinum Term Loan and the Platinum Line of Credit Loan were increased by quarterly accretion to the line item "Interest expense" on the Consolidated Statements of Operations under the effective interest method, the remaining balance at the time of extinguishment was included in the calculation of the loss on extinguishment of debt.

        The Company recorded deferred financing costs of $5.5 million at the issuance date, and a long-term obligation has been recognized related to the unpaid success fee. These deferred financing costs were allocated between the various loan components and amortized under the effective interest method. The remaining balance at the time of extinguishment was included in the calculation of the loss on extinguishment of debt.

Convertible Notes

        In November 2006, the Company sold and issued its Convertible Notes which are unsecured obligations and rank equally with the Company's existing and future unsubordinated and unsecured obligations and are junior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Convertible Notes, the Company entered into an indenture (the "Convertible Notes Indenture") dated as of November 1, 2006, with Wilmington Trust Company, as trustee.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

        The Convertible Notes bear interest at a rate of 2.25% per annum, payable in cash semi-annually in arrears on each May 15 and November 15. The Convertible Notes are convertible into (i) cash in an amount equal to the lesser of the principal amount of the Convertible Notes and the conversion value of the Convertible Notes on the conversion date and (ii) cash or shares of the Company's common stock ("Common Stock") or a combination of cash and shares of the Common Stock, at the Company's option, to the extent the conversion value at that time exceeds the principal amount of the Convertible Notes, at any time prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes, unless the Company has redeemed or purchased the Convertible Notes, subject to certain conditions. The conversion rate was 34.364 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $29.1 per share, subject to adjustments. The Convertible Notes are currently not convertible.

        The holder may surrender the holder's Convertible Notes for conversion if any of the following conditions are satisfied:

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

        The Company received net proceeds from the sale of the Convertible Notes of approximately $170.2 million, after deducting discounts and estimated offering expenses of approximately $4.8 million. Net proceeds from the sale were used to repurchase 1.1 million shares of Common Stock at a cost of approximately $24.9 million (concurrent with the initial closing of the Convertible Notes offering). Debt issuance costs are being amortized over a period of five years.

        Issuance and transaction costs incurred at the time of the issuance of the Convertible Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs related to the Convertible Notes, net of amortization, were $0.1 million and $0.5 million as of March 31, 2011 and 2010, respectively. Equity issuance costs were $1.3 million as of March 31, 2011 and 2010. The deferred tax liability and a corresponding valuation allowance adjustment in the same amount related to the Convertible Notes were $0.6 million and $3.0 million as of March 31, 2011 and 2010, respectively.

        As of March 31, 2011, the remaining unamortized debt discount of the Convertible Notes will be amortized over a period of 7 months, the remaining expected term of the Convertible Notes. The effective interest rate on the liability component is 9.1% on an annual basis.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

        On June 26, 2009, $93.9 million in aggregate principal amount of the Convertible Notes were validly tendered (representing 53.7% of the outstanding Convertible Notes). As a result of the retrospective adoption effective April 1, 2009 of new guidance within ASC 470-20, "Debt With Conversion and Other Options", the carrying value of the aggregate principal value of the tendered Convertible Notes was $81.0 million. Holders of the Convertible Notes received $400 for each $1,000 principal amount of Convertible Notes purchased in the tender offer, plus accrued and unpaid interest up to, but not including, the date of payment for the Convertible Notes accepted for payment. As a result of the consummated tender offer, on June 30, 2009, the Company used the $37.8 million Platinum Term Loan under the Revised Amended and Restated Platinum Credit Facility to extinguish the tendered Convertible Notes. The extinguishment of these Convertible Notes resulted in a $38.9 million net gain ($1.44 per basic share) included in the line item "(Gain) loss on early extinguishment of debt" on the Consolidated Statements of Operations for the fiscal year ended March 31, 2010.

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

        If the Company undergoes a "fundamental change", holders of the Convertible Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any. One occurrence creating a "fundamental change" is the Company's common stock ceasing to be listed on the New York Stock Exchange ("NYSE") or another national securities exchange in the United States, without then being quoted on an established automated over-the-counter trading market in the United States. The transfer of the trading of the Company's stock from the NYSE to the OTC Bulletin Board did not constitute a "fundamental change." The Company will pay a make-whole premium on the Convertible Notes converted in connection with any fundamental change that occurs prior to November 20, 2011. The amount of the make-whole premium, if any, will be based on the Company's stock price and the effective date of the fundamental change. The maximum make-whole premium, expressed as a number of additional shares of the Common Stock to be received per $1,000 principal amount of the Convertible Notes, would be 10.32 upon the conversion of Convertible Notes in connection with the occurrence of a fundamental change prior to November 20, 2011 if the stock price at that date is $22.38 per share of Common Stock. The Convertible Notes Indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $22.38 per share. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company's Common Stock has been exchanged in the fundamental change) on the conversion date for the Convertible Notes converted in connection with the fundamental change.

        The estimated fair value of the Convertible Notes, based on quoted market prices as of March 31, 2011, and March 31, 2010, was approximately $40 million and $71 million, respectively. The Company had interest payable related to the Convertible Notes included in the line item "Accrued expenses" on

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

its Consolidated Balance Sheets of $0.3 million and $0.7 million at March 31, 2011 and March 31, 2010, respectively.

UniCredit Credit Facility

        As of March 31, 2010, the Company had two Senior Facility Agreements outstanding with UniCredit. As of March 31, 2010, Facility A had EUR 53.2 million ($71.7 million) outstanding and Facility B had EUR 33.0 million ($44.5 million) outstanding.

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

        Material terms and conditions of Facility B were as follows:

(i	)	Maturity:	April 1, 2013
(ii	)	Interest Rate:	Floating at six-month EURIBOR plus 2.5%
(iii	)	Structure:	Unsecured

        Effective as of September 30, 2009, the Company entered into an amendment to Facility A. Under the terms of the amendment, the amortization schedule of Facility A was modified, including the addition of an October 1, 2009, principal installment. In connection with the amendment, the Company simultaneously executed a fee letter in which it agreed to pay to UniCredit an amendment fee and reimburse it for certain legal expenses incurred in relation to the amendment. These fees were $1.5 million and were amortized as an adjustment of interest expense over the term of the Facility, the remaining balance at the time of extinguishment was included in the calculation of the loss on extinguishment of debt.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

Vishay Loan

        In the second quarter of fiscal year 2009, the Company sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay. The Company received $33.7 million in cash proceeds, net of amounts held in escrow, from the sale of these assets. At the same time, the Company entered into a three-year term loan agreement for $15.0 million and a security agreement with a subsidiary of Vishay. The loan carried an interest rate of LIBOR plus 4% which was payable monthly. The entire principal amount of $15.0 million was scheduled to mature on September 15, 2011 and could be prepaid without penalty. Pursuant to the security agreement, the loan was secured by certain accounts receivable of the Company. On May 5, 2010, the Vishay loan was paid in full.

Revolving Line of Credit

        On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. The Loan and Security Agreement expire on September 30, 2014.

        Revolving loans may be used to pay fees and transaction expenses associated with the closing of the credit facilities, to pay obligations outstanding under the Loan and Security Agreement and for working capital and other lawful corporate purposes of KEC and KEMET Singapore. Borrowings under the U.S. and Singapore facilities are subject to a borrowing base. The borrowing base consists of:

  •
  in the case of the U.S. facility, (A) 85% of KEC's accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of $4 million and 40% of the net book value of inventory of KEC that satisfy certain eligibility criteria plus (C) the lesser of $3 million and 70% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

  •
  in the case of the Singapore facility, (A) 85% of KEMET Singapore's accounts receivable that satisfy certain eligibility criteria less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

        Interest is payable on borrowings monthly at a rate equal to the London Interbank Offer Rate ("LIBOR") or the base rate, plus an applicable margin, as selected by the Borrower. Depending upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of the latest test date, the applicable margin under the U.S. facility varies between 3.00% and 3.50% for LIBOR advances and 2.00% and 2.50% for base rate advances, and under the Singapore facility varies between 3.25% and 3.75% for LIBOR advances and 2.25% and 2.75% for base rate advances.

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

        KEC's ability to draw funds under the U.S. facility and KEMET Singapore's ability to draw funds under the Singapore facility are conditioned upon, among other matters:

  •
  the absence of the existence of a Material Adverse Effect (as defined in the Loan and Security Agreement);

  •
  the absence of the existence of a default or an event of default under the Loan and Security Agreement; and

  •
  the representations and warranties made by KEC and KEMET Singapore in the Loan and Security Agreement continuing to be correct in all material respects.

        The parent corporation of KEC—KEMET Corporation—and the Guarantors guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantors (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the Borrowers and Guarantors are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a "Cash Dominion Trigger Event").

        KEC and the Guarantors guarantee the Singapore facility obligations. In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore's assets. As required by the Loan and Security Agreement, KEMET Singapore's bank accounts were transferred over to Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.

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

        Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $1.3 million as of March 31, 2011; these costs will be amortized over the term of the Loan and Security Agreement. There were no borrowings against the revolving line of credit as of March 31, 2011.

        The following table highlights the Company's annual maturities of debt (amounts in thousands):

	Annual Maturities of Debt Fiscal Years Ended March 31,
	2012	2013	2014	2015	2016	Thereafter
10.5% Senior Notes	$—	$—	$—	$—	$—	$230,000
Convertible Debt(1)	40,581	—	—	—	—	$—
Other	3,089	2,048	1,349	610	—	—

	$43,670	$2,048	$1,349	$610	$—	$230,000

(1)
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

        A summary of the expenses aggregated on the Consolidated Statements of Operations line item "Restructuring charges" in the fiscal years ended March 31, 2011, 2010, and 2009, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Manufacturing relocation costs	$5,974	$1,559	$5,451
Personnel reduction costs	1,197	7,639	25,423

Restructuring charges	$7,171	$9,198	$30,874

Fiscal Year Ended March 31, 2011

        In fiscal year 2010, the Company initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole. The restructuring plan includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company. Restructuring charges in the fiscal year ended March 31, 2011 relate to this new plan and are primarily comprised of manufacturing relocation costs of $6.0 million for relocation of equipment from various plants to Mexico and China as well as relocation of the European distribution center. In addition, the Company incurred $1.2 million in personnel reduction costs related to the following: headcount reductions in Italy, $0.8 million; the closure of our Nantong, China plant expected to be completed in the second quarter of fiscal year 2012, $0.6 million; and $1.5 million related to the Company's initiative to reduce overhead within the Company as a whole and headcount reductions in Mexico. These personnel reduction charges were offset by a $1.7 million reversal of prior expenses primarily associated with the Cassia Integrazione Guadagni Straordinaria ("CIGS") plan (see below for a description of this program) as it was determined that only 107 employees are expected to participate in the program through October 2012.

        During the remainder of this restructuring effort, we expect to spend between $28 million to $33 million, primarily in our Film and Electrolytic Business Group. The Company expects the restructuring plan to be completed in the second half of fiscal year 2014; however, the length of time required to complete the restructuring activities is dependent upon a number of factors, including the ability to continue to manufacture products required to meet customer demand while at the same time relocating certain production lines, and the progress of discussions with union and government representatives in certain European locations concerning the optimization of product mix and related headcount requirements in such manufacturing locations.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring (Continued)

Fiscal Year Ended March 31, 2010

        In fiscal year 2010, the Company initiated the first phase of a restructuring plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole. Restructuring expense in fiscal year 2010 relates to this new plan and is primarily comprised of a headcount reduction of 57 employees in Finland, a headcount reduction of 32 employees in Portugal and a headcount reduction of 85 employees in Italy. There were also several headcount reductions at the executive level related to the Company's initiative to reduce overhead within the Company as a whole. In addition to the headcount reduction in Portugal, the Company incurred charges related to the relocation of equipment from Portugal to Mexico. Machinery not used for production in Portugal and not relocated to Mexico was disposed of and as such the Company recorded an impairment charge of $0.7 million to write down the equipment to scrap value. Overall, the Company incurred charges of $1.6 million related to the relocation of equipment to Mexico from Portugal and various other locations. The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations, and eliminating unnecessary costs throughout the Company. Restructuring charges of $9.2 million were incurred in fiscal year 2010 and $8.4 million remains as a liability on the Consolidated Balance Sheets at March 31, 2010. Restructuring payments in the fiscal year ended March 31, 2010 primarily related to a plan that was initiated in the second quarter of fiscal year 2009 to reduce the workforce in the Film and Electrolytic Business Group in the United Kingdom and France and to negotiate agreements with the labor unions representing employees at the Company's facilities in Italy. Restructuring expenses related to this plan were incurred in fiscal year 2009. The agreements with the labor unions allowed the Company to place up to 260 workers, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a maximum of 36 months for the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work. Total expenses incurred related to this plan were $5.2 million; restructuring charges of $2.4 million remain as a liability on the Consolidated Balance Sheets at March 31, 2010.

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

Note 3: Restructuring (Continued)

        A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items "Accrued expenses" and "Other non-current obligations" on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Manufacturing Relocations
Balance at March 31, 2008	$1,835	$—
Costs charged to expense	25,423	5,451
Costs paid or settled	(18,832)	(5,451)
Change in foreign exchange	(533)	—

Balance at March 31, 2009	7,893	—
Costs charged to expense	7,639	1,559
Costs paid or settled	(7,343)	(1,559)
Change in foreign exchange	209	—

Balance at March 31, 2010	8,398	—
Costs charged to expense	1,197	5,974
Costs paid or settled	(7,936)	(5,974)
Change in foreign exchange	168	—

Balance at March 31, 2011	$1,827	$—

Note 4: Impairment Charges

        During fiscal years 2010 and 2009, the Company incurred impairment charges totaling $0.7 million and $242.0 million, respectively.

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

        For purposes of the goodwill impairment test, the Company has identified the following three reporting units: Tantalum, Ceramic, and Film and Electrolytic. Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter of each fiscal year and upon the occurrence of certain events or substantive changes in circumstances. In fiscal year 2010, the Company initiated the first phase of a restructuring plan to reduce costs in Film and Electrolytic. Machinery not used for production in Portugal and not relocated to Mexico was disposed of and as such the Company recorded an impairment charge of $0.7 million to write down the equipment to scrap value.

        In connection with the performance of its fiscal year 2009 annual impairment analyses, the Company hired an independent appraisal firm to test goodwill for impairment. The Company recorded

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Impairment Charges (Continued)

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Impairment Charges (Continued)

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

Note 5: Goodwill and Intangible Assets

        The following table highlights the Company's other intangible assets (amounts in thousands):

	March 31, 2011		March 31, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangibles:
Trademarks	$7,644	$—	$7,617	$—

Amortized Intangibles:
Customer relationships, patents and other (3-18 years)	20,910	8,462	18,911	4,729

	$28,554	$8,462	$26,528	$4,729

        For fiscal years ended March 31, 2011, 2010 and 2009 amortization related to intangibles was $2.3 million, $2.6 million and $3.7 million, respectively. The weighted average useful life of amortized intangibles was 13 years in the fiscal years ended March 31, 2011 and 2010. Estimated amortization of intangible assets for the next five fiscal years and thereafter is $1.5 million, $1.1 million, $0.7 million, $0.7 million, $0.7 million and $7.8 million.

        The Company tests goodwill and intangible assets with indefinite useful lives for impairment at least on an annual basis. During fiscal year 2009, the Company recognized an impairment of $174.3 million, reducing its goodwill balance to zero. Additionally, the Company recognized an impairment of $5.3 million related to intangible assets in Ceramic.

        The changes in the carrying amount of goodwill for the year ended March 31, 2009 are as follows (amounts in thousands):

Fiscal Year 2009
Balance at the beginning of fiscal year	$182,273
Acquisitions	—
Impairment charges	(174,327)
Adjustment related to prior year opening balance sheet deferred tax calculation	(2,902)
Effect of foreign currency fluctuations	(5,044)

Balance at the end of fiscal year	$—

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Asset Sales

        During the second quarter of fiscal year 2011, the Company sold a building and related equipment for net proceeds of $3.4 million resulting in a net gain of $1.6 million which is recognized as a component of the line item "Net (gain) loss on sales and disposals of assets" on the Consolidated Statements of Operations.

        Tantalum completed two sales of fixed assets during fiscal year 2009. In the second quarter of fiscal year 2009, the Company sold assets related to the production and sale of wet tantalum capacitors to a subsidiary of Vishay. Cash proceeds of $33.7 million were received, net of amounts held in escrow, from the sale of these assets. At the same time, the Company entered into a three-year term loan for $15.0 million with a subsidiary of Vishay. The sale resulted in a pre-tax gain of $28.3 million, which is net of related fees and amounts held in escrow. Proceeds of $1.5 million were held in escrow to secure the Company's obligations under the sales agreement and the Company received the $1.5 million in March 2010. The Company recorded the release of escrow funds as an additional gain of $1.5 million in fiscal year 2010 in the line item "Net gain on sales and disposals of assets" in the Consolidated Statements of Operations. Annual revenues generated from these assets were approximately $16.0 million.

        Also during the second quarter of fiscal year 2009, the Company sold a property which was classified as held for sale as of March 31, 2008. Proceeds from this sale were $1.2 million which approximated the carrying value.

        In the ordinary course of business, the Company incurs losses due to the obsolescence and disposal of fixed assets. The net losses incurred in the ordinary course of business totaled $0.3 million, $0.5 million and $2.8 million in fiscal years 2011, 2010 and 2009, respectively and are included in the line item "Net gain on sales and disposals of assets" in the Consolidated Statements of Operations.

Note 7: Segment and Geographic Information

        The Company is organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic based primarily on products lines. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and the costs of which are allocated to the business groups based on the business groups' respective budgeted net sales.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Segment and Geographic Information (Continued)

Film and Electrolytic

        Film and Electrolytic operates fifteen manufacturing sites throughout Europe and Asia and maintains a product innovation center in Sweden. This business group produces film, paper, and electrolytic capacitors. Film and Electrolytic products are sold in all regions in the world.

        The following tables summarize information about each segment's net sales, operating income (loss), depreciation and amortization, capitalized expenditures and total assets (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Net sales:
Tantalum	$486,595	$343,797	$366,675
Ceramic	210,509	171,153	175,916
Film and Electrolytic	321,384	221,385	261,794

	$1,018,488	$736,335	$804,385

Operating income (loss)(1)(2)(3):
Tantalum	$88,456	$28,424	$13,318
Ceramic	38,791	24,374	(98,694)
Film and Electrolytic	2,014	(45,101)	(185,736)

	$129,261	$7,697	$(271,112)

Depreciation and amortization:
Tantalum	$31,215	$29,938	$32,921
Ceramic	8,627	9,012	11,432
Film and Electrolytic	13,090	13,694	13,772

	$52,932	$52,644	$58,125

Capital expenditures:
Tantalum	$11,264	$6,572	$10,766
Ceramic	5,760	2,603	10,662
Film and Electrolytic	17,965	3,746	9,113

	$34,989	$12,921	$30,541

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Segment and Geographic Information (Continued)

	March 31,
	2011	2010
Total assets:
Tantalum	$435,311	$378,344
Ceramic	179,639	169,564
Film and Electrolytic	269,359	193,053

	$884,309	$740,961

(1)
Restructuring charges included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Total restructuring:
Tantalum	$864	$1,941	$11,388
Ceramic	444	543	7,143
Film and Electrolytic	5,863	6,714	12,343

	$7,171	$9,198	$30,874

(2)
Impairment charges and write downs included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Impairment charges and write downs:
Tantalum	$—	$656	$26,233
Ceramic	—	—	78,187
Film and Electrolytic	—	—	137,531

	$—	$656	$241,951

(3)
(Gain) loss on sales and disposals of assets included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
(Gain) loss on sales and disposals of assets:
Tantalum	$25	$(1,226)	$(26,435)
Ceramic	(1,578)	183	1,123
Film and Electrolytic	292	40	(193)

	$(1,261)	$(1,003)	$(25,505)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Segment and Geographic Information (Continued)

        The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2011	2010	2009
United States	$240,775	$167,638	$184,496
Hong Kong	171,129	128,292	111,460
Europe(2)(3)	131,107	106,807	132,439
Germany	136,552	89,737	105,288
China	114,879	71,963	86,140
Asia Pacific(2)(3)	37,443	41,551	29,815
Italy	39,525	25,155	36,977
Singapore	37,118	29,045	40,649
United Kingdom	34,321	19,485	20,809
Malaysia	21,138	14,194	13,960
Finland	20,796	17,084	17,069
Netherlands	20,426	12,902	12,129
Other countries(2)	13,279	12,482	13,154

	$1,018,488	$736,335	$804,385

(1)
Revenues are attributed to countries or regions based on the location of the customer. The Company sold $133.5 million, $86.5 million and $81.6 million in fiscal years 2011, 2010 and 2009, respectively, to one customer, TTI, Inc.

(2)
No country included in this caption exceeded 2% of consolidated net sales for 2011, 2010, and 2009.

(3)
Excluding the specific countries listed in this table.

        The following geographic information includes long-lived assets, based on physical location (amounts in thousands):

	March 31,
	2011	2010
Mexico	$64,993	$74,148
Italy	61,719	57,351
Portugal	60,459	66,451
United States	57,625	56,478
China	42,928	43,597
Indonesia	7,974	7,210
Finland	8,860	10,222
United Kingdom	8,300	8,967
Other	17,646	17,260

	$330,504	$341,684

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Pension and Other Post-retirement Benefit Plans

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

        A summary of the changes in benefit obligations and plan assets is as follows (amounts in thousands):

	Pension		Other Benefits
	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of the year	$36,775	$29,992	$1,395	$1,554
Service cost	1,060	977	—	—
Interest cost	1,836	1,775	62	77
Plan participants' contributions	66	58	557	441
Actuarial (gain) loss	3,550	3,569	(7)	172
Foreign currency exchange rate change	3,030	1,402	—	—
Gross benefits paid	(1,436)	(1,492)	(668)	(849)
Plan amendments and other	270	494	—	—
Curtailments and settlements	(749)	—	—	—

Benefit obligation at end of year	$44,402	$36,775	$1,339	$1,395

Change in Plan Assets
Fair value of plan assets at beginning of year	$12,866	$10,730	$—	$—
Actual return on plan assets	1,308	1,600	—	—
Foreign currency exchange rate changes	1,521	627	—	—
Employer contributions	1,841	1,343	111	408
Settlements	(247)	—	—	—
Plan participants' contributions	66	58	557	441
Gross benefits paid	(1,436)	(1,492)	(668)	(849)

Fair value of plan assets at end of year	$15,919	$12,866	$—	$—

Funded status at end of year
Fair value of plan assets	$15,919	$12,866	$—	$—
Benefit obligations	(44,402)	(36,775)	(1,339)	(1,395)

Amount recognized at end of year	$(28,483)	$(23,909)	$(1,339)	$(1,395)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Pension and Other Post-retirement Benefit Plans (Continued)

        The Company expects to contribute $4.2 million to the pension plans in fiscal year 2012, which includes benefit payments to be made for unfunded plans.

        The Company does not prefund its post-retirement health care and life insurance benefit plans. As a result, the Company is annually responsible for the payment of benefits as incurred by the plans. We anticipate making payments of $150 thousand during fiscal year 2012. Amounts recognized in the Consolidated Balance Sheets consist of the following (amounts in thousands):

	Pension		Other Benefits
	2011	2010	2011	2010
Current liability	(3,313)	(1,953)	(147)	(159)
Noncurrent liability	(25,170)	(21,956)	(1,192)	(1,236)

Amount recognized, end of year	$(28,483)	$(23,909)	$(1,339)	$(1,395)

        Amounts recognized in Accumulated other comprehensive income (loss), net of tax of $1.5 million and $1.1 million as of March 31, 2011 and 2010, respectively, consist of the following (amounts in thousands):

	Pension		Other Benefits
	2011	2010	2011	2010
Net actuarial loss (gain)	$8,655	$5,677	$(2,111)	$(2,410)
Prior service cost	162	165	—	—

Accumulated other comprehensive income	$8,817	$5,842	$(2,111)	$(2,410)

        Components of benefit costs consist of the following (amounts in thousands):

	Pension			Other Benefits
	2011	2010	2009	2011	2010	2009
Net service cost	$1,060	$977	$662	$—	$—	$89
Interest cost	1,836	1,725	1,441	62	77	638
Expected return on plan assets	(677)	(586)	(676)	—	—	—
Amortization:
Actuarial gain	126	(541)	(3)	(306)	(388)	(218)
Prior service (credit) cost	22	21	24	—	—	(1,459)

Recurring activity	2,367	1,596	1,448	(244)	(311)	(950)
One time curtailment expense/(income)	291	—	(201)	—	—	(30,634)

Net periodic benefit cost (credit)	$2,658	$1,596	$1,247	$(244)	$(311)	$(31,584)

        The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2012 are actuarial gains of $0.4 million, and prior service costs of $24 thousand.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Pension and Other Post-retirement Benefit Plans (Continued)

        The asset allocation for the Company's defined benefit pension plans at March 31, 2011 and the target allocation for 2011, by asset category, are as follows:

Asset Category	Target Allocation	Plan Assets at March 31, 2011
Insurance(1)	60%	57.0%
International equities	15	21
International bonds	15	21
Other	10	1

	100%	100%

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

Note 8: Pension and Other Post-retirement Benefit Plans (Continued)

        Other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Pension			Other Benefits
	2011	2010	2009	2011	2010	2009
Curtailment effects	$—	$—	$—	$—	$—	$30,311
Current year actuarial (gain) loss	2,918	2,556	3,129	(7)	172	(935)
Foreign currency exchange rate changes	728	243	(402)	306	388	—
Amortization of actuarial gain	(649)	541	3	—	—	218
Current year prior service (credit) cost	270	—	(29)	—	—	(12,167)
Amortization of prior service credit (cost)	(292)	(21)	(24)	—	—	1,782

Total recognized in other comprehensive income	$2,975	$3,319	$2,677	$299	$560	$19,209

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$5,633	$4,915	$3,924	$55	$249	$(12,375)

        In fiscal year 2009, the Company amended its post-retirement plan to eliminate all obligations for non-Union Carbide grandfathered retirees.

        Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2012	2013	2014	2015	2016	2017 - 2021
Pension benefits	$4,173	$1,749	$1,831	$1,950	$2,201	$12,800
Other benefits	150	150	147	143	137	554

	$4,323	$1,899	$1,978	$2,093	$2,338	$13,354

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Pension and Other Post-retirement Benefit Plans (Continued)

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands except percentages):

	Pension		Other Benefits
	2011	2010	2011	2010
Projected benefit obligation:
Discount rate	5.0%	5.1%	4.4%	4.7%
Rate of compensation increase	2.9%	2.9%	—	—
Health care cost trend on covered charges	—	—	8.0%	8.0%
			decreasing to ultimate trend of 5% in 2016	decreasing to ultimate trend of 5% in 2016
Net periodic benefit cost:
Discount rate	5.1%	5.6%	4.7%	5.9%
Rate of compensation increase	2.9%	2.3%	—	—
Expected return on plan assets	5.1%	5.5%	—	—
Health care cost trend on covered charges	—	—	7.5%	8.0%
			decreasing to ultimate trend of 5% in 2016	decreasing to ultimate trend of 5% in 2016
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components			$2	$2
—On post-retirement benefits obligation			40	33
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components			(2)	(2)
—On post-retirement benefits obligation			(37)	(30)

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Pension and Other Post-retirement Benefit Plans (Continued)

        The following table sets forth by level, within the fair value hierarchy as described in Note 1, the pension plan's assets, required to be carried at fair value on a recurring basis as of March 31, 2011 and March 31, 2010 (amounts in thousands):

		Fair Value Measurement Using				Fair Value Measurement Using
	Fair Value March 31, 2011				Fair Value March 31, 2010
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$—	$—	$—	$50	$50	$—	$—
Equity securities:
International equities	3,354	3,354	—	—	3,619	3,619	—	—
Fixed income securities:
International bonds	3,272	3,272	—	—	2,295	2,295	—	—
Insurance contracts	9,145	—	—	9,145	6,902	—	—	6,902
Other	148	148	—	—	—	—	—	—

	$15,919	$6,774	$—	$9,145	$12,866	$5,964	$—	$6,902

        The table below sets forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the fiscal year ended March 31, 2011 (amounts in thousands):

Fiscal Year 2011
Balance as of April 1, 2010	$6,902
Actual return on plan assets	894
Employer contributions	660
Employee contributions	66
Benefits paid	(517)
Foreign currency exchange rate change	1,140

Balance as of March 31, 2011	$9,145

        The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Gains net of the Company matches related to the deferred compensation plan were $6 thousand in fiscal year 2011, $0.5 million in fiscal year 2010, and $0.7 million in fiscal year 2009. Total benefits accrued under this plan were $2.1 million and $1.5 million at March 31, 2011 and March 31, 2010, respectively.

        In addition, the Company has a defined contribution retirement plan (the "Savings Plan") in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. Until January 1, 2009, the Company matched contributions to the Savings Plan up to 6% of the employee's salary. Effective January 1, 2009, the Company temporarily suspended its matching contributions, reducing contributions from 6% to 0%. Effective August 1, 2009, the Company reactivated its U.S. defined contribution retirement plan match. The Company made matching contributions of $1.7 million, $1.0 million, and $1.6 million in fiscal years 2011, 2010, and 2009, respectively. As part of the Savings Plan, employees were previously able to elect

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Pension and Other Post-retirement Benefit Plans (Continued)

to purchase the Company's stock. Effective January 1, 2009, the option to elect purchases of KEMET stock was eliminated. For fiscal year 2009, the Savings Plan purchased 94,922 shares of KEMET stock.

Note 9: Stock-Based Compensation

        The Company's stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. The major components of stock-based compensation expense are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Employee stock options	$566	$665	$1,158
Restricted stock	329	39	238
Long-term incentive plan	888	1,161	(326)

	$1,783	$1,865	$1,070

        For fiscal years 2011, 2010 and 2009, compensation expense associated with all stock-based compensation plans of $1.6 million, $1.4 million and $0.8 million, respectively was recorded in the line item "Selling, general and administrative expense" on the Consolidated Statements of Operations. For fiscal years 2011, 2010 and 2009, compensation expense associated with all stock-based compensation plans of $0.2 million, $0.5 million and $0.3 million, respectively was recorded in the line item "Cost of sales" on the Consolidated Statements of Operations.

Employee Stock Options

        At March 31, 2011, the Company had three option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company's stockholders. These plans authorized the grant of up to 4.0 million shares of the Company's common stock. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in the near future. Options issued under these plans vest in one or two years and expire ten years from the grant date.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Stock-Based Compensation (Continued)

        Employee stock option activity for fiscal year 2011 is as follows (amounts in thousands, except exercise price, fair value and contractual life):

	Options	Weighted- Average Exercise Price
Outstanding at March 31, 2010	1,547	$16.05
Granted	194	8.90
Exercised	(47)	1.92
Forfeited	(108)	15.99
Expired	(43)	52.50

Outstanding at March 31, 2011	1,543	14.54

Exercisable at March 31, 2011	824	$23.16
Remaining weighted average contractual life of options exercisable (years)		4.7

        The weighted average grant-date fair value during fiscal years 2011, 2010 and 2009 was $5.55, $1.47 and $1.41. The total estimated fair value of shares vested during fiscal years 2011, 2010 and 2009 was $0.2 million, $1.3 million and $1.3 million, respectively. The intrinsic value of stock options exercised in fiscal year 2011 was $0.6 million.

        The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company's stock options as of March 31, 2011 (amounts in thousands except exercise price and contractual life):

Options Outstanding				Options Exercisable
Range of Exercise Prices ($)	Number Outstanding at 3/31/11	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price ($)	Number Exercisable at 3/31/11	Weighted-Average Exercise Price ($)
0.87 to 1.92	336	8.1	1.75	77	1.92
1.93 to 4.47	296	8.5	4.34	33	3.72
4.48 to 8.64	223	9.2	8.51	35	8.17
8.65 to 21.75	185	4.8	20.56	175	20.92
21.76 to 23.16	194	6.2	22.70	194	22.70
23.17 to 34.11	149	3.1	25.32	150	25.32
34.12 to 52.50	160	2.0	41.64	160	41.64

	1,543	7.6	14.54	824	23.16

        As of March 31, 2011, the intrinsic value related to options outstanding was $8.9 million. Total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options was $1.8 million as of March 31, 2011. This cost is expected to be recognized over a weighted-average period of 0.8 years. At March 31, 2011 and 2010, respectively, the weighted average exercise price of stock options expected to vest was $4.62 and $3.12, respectively.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Stock-Based Compensation (Continued)

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

	Fiscal Years Ended March 31,
	2011	2010	2009
Assumptions:
Expected volatility	85.9%	64.6%	58.8%
Risk-free interest rate	1.0%	3.2%	3.5%
Expected option lives in years	4.1	3.2	3.5
Dividend yield	—	—	—

        The expected volatility is based on historical volatility calculation of the Company's stock price. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was between three years and four years for the fiscal years ended March 31, 2011, 2010 and 2009. The expected term is based on the Company's historical option term which considers the weighted-average vesting, contractual term and two-year cliff vesting. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. The Company's estimate of expected forfeitures is based on the Company's actual historical annual forfeiture rate of 2.5%. The estimated forfeiture rate, which is evaluated each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances. The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends.

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

Performance Vesting Stock Options

        During fiscal year 2006, the Company issued 166,667 performance awards with a weighted-average exercise price of $24.15 to the Chief Executive Officer which will entitle him to receive shares of common stock if and when the stock price maintains certain thresholds. These awards are open ended until they vest and will have a ten-year life after vesting or will expire on the third year following retirement, whichever comes first. Effective March 4, 2010, 83,333 of these awards were voluntarily relinquished and no concurrent grant, replacement award or other valuable consideration was provided.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Stock-Based Compensation (Continued)

        Restricted stock activity for fiscal year 2011 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at beginning of year	89	$4.32
Granted	47	9.96
Vested	(6)	4.50

Non-vested restricted stock at end of year	130	6.34

Restricted Stock

        The Company grants shares of restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer vests immediately. The contractual term on restricted stock is indefinite. As of March 31, 2011, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $0.5 million. The expense is being recognized over a period of one year. As of March 31, 2010, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $0.4 million. The costs were recognized over a period of one year.

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

Fiscal Year 2008
Assumptions:
Expected volatility	38.0%
Risk-free interest rate	4.8%
Expected option lives in years	1.5
Dividend yield	—

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Stock-Based Compensation (Continued)

2009/2010 LTIP

        During the first quarter of fiscal year 2009, the Board of Directors approved a long-term incentive plan ("2009/2010 LTIP") based upon the achievement of an earnings per share target for the combined fiscal years ending in March 2009 and 2010. These awards vest on the measurement date of May 15, 2010.

        The 2009/2010 LTIP entitles the participants to receive up to 685,799 shares of KEMET common stock if the target financial metric is realized. Each fiscal quarter, the Company assessed the likelihood of meeting the target financial metric and concluded in each quarter that the target would not be achieved. Accordingly, no compensation expense was recorded during fiscal years 2010 or 2009.

2010/2011 LTIP

        During the first quarter of fiscal year 2010, the Board of Directors approved a new long-term incentive plan ("2010/2011 LTIP") based upon the achievement of an ADJUSTED EBITDA target for the combined fiscal years ending in March 2010 and 2011. The 2010/2011 LTIP provides for an award which up to 15% can be paid out in restricted shares of the Company's common stock.

        The 2010/2011 LTIP entitles the participants to receive cash and at the time of the award and at the sole discretion of the compensation committee they may receive up to 15% of the award as shares of KEMET common stock. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and has recorded an expense of $2.8 million in the fiscal year ended March 31, 2011, based on this assessment. In total, the Company has accrued $4.5 million based upon this assessment and the related liability is reflected in the line item "Accrued expenses" on the Consolidated Balance Sheets and $0.5 million in the line item "Additional paid-in capital" on the Consolidated Balance Sheets.

2011/2012 LTIP

        During the first quarter of fiscal year 2011, the Board of Directors of the Company approved a new long-term incentive plan ("2011/2012 LTIP") based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2011 and 2012. At the time of the award, participants will receive at least 10% of the award, in restricted shares of the Company's common stock; and the remainder will be realized in cash. The Company assesses the likelihood of meeting the ADJUSTED EBITDA financial metric on a quarterly basis and has recorded an expense of $4.9 million in fiscal year 2011, based on this assessment, $4.4 million is reflected in the line item "Other non-current obligations" on the Consolidated Balance Sheets and $0.4 million in the line item "Additional paid-in capital" on the Consolidated Balance Sheets. The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

        In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for fiscal years 2011, 2010 and 2009.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes

        The components of Income (loss) before income taxes consist of (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Domestic (U.S.)	$27,473	$(72,265)	$(140,663)
Foreign (Outside U.S.)	38,275	7,854	(147,748)

	$65,748	$(64,411)	$(288,411)

        The provision for Income tax expense (benefit) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Current:
Federal	$—	$—	$274
State and local	58	627	96
Foreign	6,049	2,358	4,574

	6,107	2,985	4,944

Deferred:
Federal	$21	$—	$—
State and local	99	358	(227)
Foreign	(3,523)	1,693	(7,919)

	(3,403)	2,051	(8,146)

Income tax expense (benefit)	$2,704	$5,036	$(3,202)

        A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years Ended March 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Goodwill impairment	—	—	(21.3)
Platinum warrant	—	(49.1)	—
Taxable foreign source income	6.8	(12.1)	(4.3)
Tax credits	—	(9.4)	3.3
Other permanent items	1.5	(0.9)	(0.1)
Change in valuation allowance	(22.9)	31.5	(10.8)
State income taxes, net of federal taxes	0.2	(0.7)	0.4
Effect of foreign operations	(16.3)	(2.0)	(0.9)
Change in tax exposure	(0.2)	(0.1)	(0.1)
Other	—	—	(0.1)

Effective income tax rate	4.1%	(7.8)%	1.1%

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$127,626	$150,081
Tax credits	11,690	16,156
Medical and employee benefits	7,576	9,313
Sales allowances and inventory reserves	10,182	7,049
Stock options	3,712	3,727
Other	6,411	8,060

Gross deferred tax assets	167,197	194,386
Less valuation allowance	(143,216)	(162,217)

Net deferred tax assets	23,981	32,169

Deferred tax liabilities:
Depreciation and differences in basis	(20,372)	(18,278)
Amortization of intangibles and debt discounts	(2,792)	(15,166)
Non-amortized intangibles	(2,595)	(2,581)
Other	(881)	(2,038)

Gross deferred tax liabilities	(26,640)	(38,063)

Net deferred tax liability	$(2,659)	$(5,894)

        The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Fiscal Year 2011
Balance at March 31, 2010	$(5,894)
Deferred income taxes related to continuing operations	3,403
Deferred income taxes related to other comprehensive income	373
Foreign currency translation	(541)

Balance at March 31, 2011	$(2,659)

        As of March 31, 2011 and 2010, the Company's gross deferred tax assets are reduced by a valuation allowance of $143.2 million and $162.2 million, respectively. A full valuation allowance on U.S. and certain foreign jurisdiction's net deferred tax assets was determined to be necessary based on the existence of significant negative evidence such as a cumulative three-year loss of the Company. The valuation allowance decreased $19.0 million during fiscal year 2011. The valuation allowance decrease resulted primarily from the utilization of federal and state net operating loss carryforwards during fiscal year 2011 and from the release of valuation allowance of certain foreign subsidiaries.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2011. The amount of deferred tax assets considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        As of March 31, 2011, the Company had U.S. net operating loss carryforwards for federal and state income tax purposes of $237.2 million and $368.0 million, respectively. These net operating losses are available to offset future federal and state taxable income, if any, through 2030. Foreign subsidiaries in Italy, Portugal, Finland, Sweden, and Bulgaria had net operating loss carryforwards totaling $137.7 million of which $25.2 million will expire in one year if unused. For the U.S. and Bulgaria there is a greater likelihood of not realizing the future tax benefits of these deferred tax assets; and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. For the remaining foreign jurisdictions with net operating loss carryforwards a valuation allowance has been recorded where the Company does not expect to fully realize the deferred tax assets in the future.

        Utilization of the Company's net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code") and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. The issuance of the Platinum Warrant may have given rise to an "ownership change" for purposes of Section 382 of the Code. If such an ownership change were deemed to have occurred, the amount of our taxable income that could be offset by the Company's net operating loss carryovers in taxable years after the ownership change would be severely limited. While the Company believes that the issuance of the Platinum Warrant did not result in an ownership change for purposes of Section 382 of the Code, there is no assurance that the Company's view will be unchallenged. Moreover, a future exercise of part or all of the Platinum Warrant may give rise to an ownership change in the future.

        At March 31, 2011, $0.5 million of the $127.6 million deferred tax asset for net operating losses represented losses generated by stock option deductions in excess of book expense. The valuation allowance related to the $0.5 million deferred tax asset generated by stock option deductions would be credited to equity when recognized.

        The Company conducts business in China through subsidiaries that qualify for a tax holiday. The tax holiday will terminate on January 1, 2012 for one subsidiary, and January 1, 2013 for two other subsidiaries. For calendar years 2011, 2010 and 2009 the statutory tax rate of 25% is reduced to 24%, 11% and 10%, respectively for the one subsidiary. For the other two subsidiaries, for calendar years 2009, 2010, 2011 and 2012, the statutory rate of 25% is reduced to 0%, 12.5%, 12.5% and 12.5%, respectively. For the fiscal year ended March 31, 2011, the Company realized a tax benefit of $0.8 million from the tax holiday.

        At March 31, 2011, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. The Company has $59.1 million of unremitted foreign earnings. No current plans are expected for repatriation and no deferred tax liability was recognized with regard to such

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

        At March 31, 2011, the Company had $5.2 million of unrecognized tax benefits. A reconciliation of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Beginning of fiscal year	$5,010	$5,010	$4,995
Additions for tax positions of the current year	247	266	283
Additions for tax positions of prior years	29	56	430
Reductions for tax positions of prior years	—	—	(128)
Lapse in statute of limitations	(130)	—	(48)
Settlements	—	(322)	(522)

End of fiscal year	$5,156	$5,010	$5,010

        At March 31, 2011, $0.3 million of the $5.2 million of unrecognized tax benefits would affect the Company's effective tax rate, if recognized. The Company does not expect that the balances with respect to its uncertain tax positions will change significantly during fiscal year 2012.

        The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. The U.S. Internal Revenue Service concluded its examinations of the Company's U.S. federal tax returns for all tax years through 2003. Because of net operating losses, the Company's U.S. federal returns for 2003 and later years will remain subject to examination until the losses are utilized. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for years before fiscal year 2005.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. The Company had $0.2 million of accrued interest and penalties at March 31, 2011 and March 31, 2010, which is included as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands)

	March 31,
	2011	2010
Accounts receivable:
Trade	$167,705	$140,479
Other	10,333	10,731

	178,038	151,210
Allowance for doubtful accounts	(1,985)	(2,925)
Ship-from-stock and debit	(11,773)	(7,404)
Returns	(1,449)	(1,685)
Rebates	(787)	(1,096)
Price protection	(374)	(346)
Other	(962)	(369)

	$160,708	$137,385

Inventories:
Raw materials and supplies	$78,913	$64,927
Work in process	78,681	63,238
Finished goods	64,310	42,261

	221,904	170,426
Inventory reserves	(15,464)	(19,918)

	$206,440	$150,508

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

		March 31,
	Useful life (years)	2011	2010
Property, plant and equipment:
Land and land improvements	20	$27,562	$22,939
Buildings	20 - 40	129,560	141,617
Machinery and equipment	10	806,899	775,899
Furniture and fixtures	4 - 10	56,741	53,520
Construction in progress		30,423	12,861

Total property and equipment		1,051,185	1,006,836
Accumulated depreciation		(740,773)	(686,958)

		$310,412	$319,878

Accrued expenses:
Salaries, wages, and related employee costs		$37,084	$22,382
Vacation		13,602	10,673
Interest		10,535	2,661
Distribution expense		4,550	2,592
European social security accrual		5,343	5,057
Current portion of pension and post-retirement medical plans		3,460	2,112
Restructuring		1,827	8,121
Other		11,890	10,008

		$88,291	$63,606

	March 31,
	2011	2010
Other non-current obligations:
Pension plans	$25,170	$21,956
Employee separation liability	20,989	20,059
European social security accrual	2,074	7,037
Long-term incentive plan accrual	4,442	2,170
Other	7,052	4,404

	$59,727	$55,626

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

	Fiscal Years Ended March 31,
	2011	2010	2009
Other (income) expense, net:
Net foreign exchange (gains) losses	$(2,888)	$4,105	$(14,079)
Gain on licensing of patents	(2,000)	—	—
Other	196	16	(5)

	$(4,692)	$4,121	$(14,084)

Note 12: Income/Loss Per Share

        Basic earnings per share calculation is based on the weighted-average number of common shares outstanding. Diluted earnings per share calculation is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options and Platinum Warrant.

        The following table presents the basic and diluted weighted-average number of shares of common stock (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2011	2010	2009
Net income (loss)	$63,044	$(69,447)	$(285,209)
Weighted-average common shares outstanding(1):
Basic	29,847	26,971	26,857
Assumed conversion of employee stock options	312	—	—
Assumed conversion of Platinum Warrant	21,318	—	—

Weighted-average shares outstanding (diluted)	51,477	26,971	26,857

Basic income (loss) per share	$2.11	$(2.57)	$(10.62)
Diluted income (loss) per share	1.22	(2.57)	(10.62)

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

        Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Assumed conversion of employee stock options	815	1,354	1,162
Assumed conversion of Platinum Warrant	—	16,504	—

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Common Stock and Stockholders' Equity

        The Board of Directors previously authorized a share buyback program to purchase up to 3.8 million shares of its common stock on the open market. On February 1, 2008, the Company announced that it was reactivating its share buyback program. Under the terms of the approval by its Board, the Company is authorized to repurchase up to 2.0 million shares of its common stock. Through March 31, 2008, the Company purchased 1.2 million shares for $18.2 million. In fiscal year 2009, the Company indefinitely suspended the share buyback program and since that time the Company has not repurchased any shares of the Company's common stock. At March 31, 2011 and 2010, the Company held 2.4 million shares and 2.5 million shares, respectively, of treasury stock at a cost of $54.8 million and $56.9 million, respectively.

        On November 3, 2010, the shareholders of the Company approved a reverse stock split of the Company's common stock at a ratio of 1-for-3. The Reverse Stock Split became effective November 5, 2010, pursuant to a Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of Delaware. The Company had 27.1 million shares of common stock issued and outstanding immediately following the completion of the Reverse Stock Split. The Company is authorized in the Restated Certificate of Incorporation to issue up to a total of 300.0 million shares of common stock at a $0.01 par value per share which was unchanged by the amendment. The Reverse Stock Split did not affect the registration of the common stock under the Securities Exchange Act of 1934, as amended or the listing of the common stock, under the symbol "KEM", although the post-split shares have a new CUSIP number. In the Consolidated Balance Sheets, the line item "Stockholders' equity" has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing the line item "Common stock" and increasing the line item "Additional paid-in capital", with no change to Stockholders' equity in the aggregate. All share and per share computations have been retroactively adjusted for all periods presented to reflect the decrease in shares as a result of this transaction except as otherwise noted.

Note 14: Commitments and Contingencies

        The Company has agreements with distributors and certain other customers that, under certain conditions, allow for returns of overstocked inventory, provide protection against price reductions initiated by the Company and grant other sales allowances. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable. The Company adjusts sales based on historical experience. Charges against sales in fiscal years 2011, 2010 and 2009 were $69.5 million, $56.5 million and $58.0 million, respectively. Actual applications against the allowances in fiscal years 2011, 2010, and 2009 were $65.7 million, $55.5 million and $58.9 million, respectively.

        The Company's leases are primarily for distribution facilities or sales offices that expire principally between 2012 and 2017. A number of leases require the Company to pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were $10.0 million, $7.3 million and $4.1 million in fiscal years 2011, 2010, and 2009, respectively.

        Beginning in fiscal year 2005, the Company subleased to a third party a 60,000 square foot facility and then leased back 5,000 square feet of this facility. Annual rental income from the sublease is included in the Consolidated Statements of Operations and was $0.2 million for fiscal years 2011, 2010 and 2009. The sublease rental expense was $0.2 million in fiscal years 2011, 2010, and 2009.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Commitments and Contingencies (Continued)

        Future minimum lease payments over the next five fiscal years and thereafter under non-cancelable operating leases at March 31, 2011, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Minimum lease payments	$8,997	$7,194	$5,124	$2,749	$1,033	$643	$25,740
Sublease rental income	(238)	(251)	(252)	(252)	(21)	—	(1,014)

Net minimum lease payments	$8,759	$6,943	$4,872	$2,497	$1,012	$643	$24,726

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

Note 15: Quarterly Results of Operations (Unaudited)

        The following table sets forth certain quarterly information for fiscal years 2011 and 2010. This information, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein (amounts in thousands except per share data):

	Fiscal Year 2011 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$243,794	$248,588	$264,654	$261,452
Operating income(1)	28,535	37,962	36,991	25,773
Net income (loss)	(20,099)	34,911	27,167	21,065
Net income (loss) per share (basic)	$(0.74)	$1.29	$0.96	$0.57
Net income (loss) per share (diluted)	$(0.74)	$0.68	$0.52	$0.40

	Fiscal Year 2010 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$150,167	$173,265	$199,923	$212,980
Operating income (loss)(1)	(2,501)	(2,887)	6,236	6,849
Net income (loss)	25,090	(93,075)	(1,779)	317
Net income (loss) per share (basic)	$0.93	$(3.45)	$(0.07)	$0.01
Net income (loss) per share (diluted)	$0.90	$(3.45)	$(0.07)	$0.01

(1)
Operating income (loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, restructuring charges, product mix, the timing and expense of moving product lines to lower-cost locations, and the relative mix of sales among distributors, original equipment manufacturers, electronic manufacturing service providers and non-recurring charges including goodwill impairment, the write-down of long lived assets, the net gain on sales and disposals of assets and curtailment gains on benefit plans.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Condensed Consolidating Financial Statements

        As discussed in Note 2, "Debt", the Company's 10.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's 100% owned domestic subsidiaries ("Guarantor Subsidiaries") and secured by a first priority lien on 51% of the capital stock of certain of the Company's foreign restricted subsidiaries ("Non-Guarantor Subsidiaries"). The Company's Guarantor Subsidiaries are not consistent with the Company's business groups or geographic operations; accordingly this basis of presentation is not intended to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company's public debt to be exempt from reporting under the Securities Exchange Act of 1934.

        Condensed consolidating financial statements for the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Consolidating Balance Sheet
March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,417	$119,326	$26,308	$—	$152,051
Accounts receivable, net	—	65,257	95,451	—	160,708
Intercompany receivable	190,973	176,233	197,329	(564,535)	—
Inventories, net	—	113,908	92,830	(298)	206,440
Prepaid expenses and other	302	10,418	7,300	—	18,020
Deferred income taxes	(596)	1,373	4,524	—	5,301

Total current assets	197,096	486,515	423,742	(564,833)	542,520
Property and equipment, net	122	82,962	227,328	—	310,412
Investments in subsidiaries	347,997	333,801	(5,686)	(676,112)	—
Intangible assets, net	—	8,666	11,426	—	20,092
Other assets	6,160	4,095	1,030	—	11,285
Long-term intercompany receivable	84,231	102,324	—	(186,555)	—

Total assets	$635,606	$1,018,363	$657,840	$(1,427,500)	$884,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$39,012	$—	$3,089	$—	$42,101
Accounts payable, trade	40	32,762	58,195	—	90,997
Intercompany payable	732	419,043	145,058	(564,833)	—
Accrued expenses	10,837	31,330	46,124	—	88,291
Income taxes payable	(1,380)	1,434	4,211	—	4,265

Total current liabilities	49,241	484,569	256,677	(564,833)	225,654
Long-term debt, less current portion	227,208	—	4,007	—	231,215
Other non-current obligations	—	7,989	51,738	—	59,727
Deferred income taxes	(596)	2,169	6,387	—	7,960
Long-term intercompany payable	—	84,231	102,324	(186,555)	—
Stockholders' equity	359,753	439,405	236,707	(676,112)	359,753

Total liabilities and stockholders' equity	$635,606	$1,018,363	$657,840	$(1,427,500)	$884,309

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Condensed Consolidating Financial Statements (Continued)

Consolidating Balance Sheet
March 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,602	$54,707	$12,890	$—	$79,199
Accounts receivable, net	—	44,387	92,998	—	137,385
Intercompany receivable	189,207	170,268	138,548	(498,023)	—
Inventories, net	—	85,603	65,182	(277)	150,508
Prepaid expenses and other	1,476	10,318	6,996	—	18,790
Deferred income taxes	42	(1,066)	3,153	—	2,129

Total current assets	202,327	364,217	319,767	(498,300)	388,011
Property and equipment, net	158	88,155	231,565	—	319,878
Investments in subsidiaries	213,201	327,617	—	(540,818)	—
Intangible assets, net	—	9,615	12,191	—	21,806
Other assets	8,690	1,651	925	—	11,266
Long-term intercompany receivable	85,576	97,083	—	(182,659)	—

Total assets	$509,952	$888,338	$564,448	$(1,221,777)	$740,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,387	$—	$7,493	$—	$17,880
Accounts payable, trade	40	32,481	46,308	—	78,829
Intercompany payable	165	393,011	105,125	(498,301)	—
Accrued expenses	4,551	19,771	39,284	—	63,606
Income taxes payable	—	—	1,096	—	1,096

Total current liabilities	15,143	445,263	199,306	(498,301)	161,411
Long-term debt, less current portion	210,495	14,999	6,135	—	231,629
Other non-current obligations	—	5,383	50,243	—	55,626
Deferred income taxes	42	(386)	8,367	—	8,023
Long-term intercompany payable	—	85,576	97,082	(182,658)	—
Stockholders' equity	284,272	337,503	203,315	(540,818)	284,272

Total liabilities and stockholders' equity	$509,952	$888,338	$564,448	$(1,221,777)	$740,961

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Condensed Consolidating Financial Statements (Continued)

Consolidating Statements of Operations
Fiscal Year Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$948,292	$983,594	$(913,398)	$1,018,488
Operating costs and expenses:
Cost of sales	—	738,855	889,886	(875,895)	752,846
Selling, general and administrative expenses	36,607	64,521	38,978	(35,499)	104,607
Research and development	—	19,148	6,961	(245)	25,864
Restructuring charges	—	4,378	2,793	—	7,171
Net (gain) loss on sales and disposals of assets	—	(1,705)	444	—	(1,261)

Total operating costs and expenses	36,607	825,197	939,062	(911,639)	889,227

Operating income (loss)	(36,607)	123,095	44,532	(1,759)	129,261
Interest income	(20)	(110)	(88)	—	(218)
Interest expense	28,399	260	1,516	—	30,175
Loss on early extinguishment of debt	38,248	—	—	—	38,248
Other (income) expense, net	(30,751)	25,631	331	97	(4,692)
Equity in earnings of subsidiaries	(135,521)	—	—	135,521	—

Income before income taxes	63,038	97,314	42,773	(137,377)	65,748
Income tax expense (benefit)	(6)	9	2,701	—	2,704

Net income	$63,044	$97,305	$40,072	$(137,377)	$63,044

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Condensed Consolidating Financial Statements (Continued)

Consolidating Statements of Operations
Fiscal Year Ended March 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$706,700	$757,587	$(727,952)	$736,335
Operating costs and expenses:
Cost of sales	—	606,361	698,823	(693,546)	611,638
Selling, general and administrative expenses	32,339	50,047	38,368	(34,669)	86,085
Research and development	—	16,820	5,244	—	22,064
Restructuring charges	—	1,486	7,712	—	9,198
Write down of long-lived assets	—	—	656	—	656
Net (gain) loss on sales and disposals of assets	—	2,717	(3,720)	—	(1,003)

Total operating costs and expenses	32,339	677,431	747,083	(728,215)	728,638

Operating income (loss)	(32,339)	29,269	10,504	263	7,697
Interest income	—	(119)	(69)	—	(188)
Interest expense	24,849	238	921	—	26,008
Increase in value of warrant	81,088	—	—	—	81,088
Gain on early extinguishment of debt	(38,921)	—	—	—	(38,921)
Other (income) expense, net	(32,196)	35,893	424	—	4,121
Equity in earnings of subsidiaries	1,789	—	—	(1,789)	—

Income (loss) before income taxes	(68,948)	(6,743)	9,228	2,052	(64,411)
Income tax expense	499	485	4,052	—	5,036

Net income (loss)	$(69,447)	$(7,228)	$5,176	$2,052	$(69,447)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Condensed Consolidating Financial Statements (Continued)

Consolidating Statements of Operations
Fiscal Year Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$708,272	$820,228	$(724,115)	$804,385
Operating costs and expenses:
Cost of sales	—	652,757	772,160	(688,366)	736,551
Selling, general and administrative expenses	27,428	55,457	44,422	(33,802)	93,505
Research and development	—	20,292	8,757	(93)	28,956
Restructuring charges	—	16,831	14,043	—	30,874
Goodwill impairment	—	43,528	130,799	—	174,327
Write down of long-lived assets	—	58,002	9,622	—	67,624
Net (gain) loss on sales and disposals of assets	13	(25,810)	(35)	327	(25,505)
Curtailment gains on benefit plans	—	(30,835)	—	—	(30,835)

Total operating costs and expenses	27,441	790,222	979,768	(721,934)	1,075,497

Operating loss	(27,441)	(81,950)	(159,540)	(2,181)	(271,112)
Interest income	(4,550)	(409)	(203)	4,544	(618)
Interest expense	22,752	6,316	5,265	(4,544)	29,789
Loss on early extinguishment of debt	2,212	—	—	—	2,212
Other (income) expense, net	(28,816)	33,282	(18,761)	211	(14,084)
Equity in earnings of subsidiaries	266,131	—	—	(266,131)	—

Loss) before income taxes	(285,170)	(121,139)	(145,841)	263,739	(288,411)
Income tax expense (benefit)	39	104	(3,345)	—	(3,202)

Net loss	$(285,209)	$(121,243)	$(142,496)	$263,739	$(285,209)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(13,967)	$90,445	$37,490	$—	$113,968

Investing activities:
Capital expenditures	—	(15,842)	(19,147)	—	(34,989)
Proceeds from sale of assets	—	5,425	—	—	5,425

Net cash used in investing activities	—	(10,417)	(19,147)	—	(29,564)

Financing activities:
Proceeds from issuance of debt	226,976	—	549	—	227,525
Payments of long-term debt	(210,604)	(15,000)	(4,809)	—	(230,413)
Net (payments) borrowings under other credit facilities	—	—	(2,479)	—	(2,479)
Debt issuance costs	(7,472)	(381)	—	—	(7,853)
Debt extinguishment costs	(207)	—	—	—	(207)
Proceeds from exercise of stock options	89	—	—	—	89

Net cash provided by (used in) financing activities	8,782	(15,381)	(6,739)	—	(13,338)

Net increase (decrease) in cash and cash equivalents	(5,185)	64,647	11,604	—	71,066
Effect of foreign currency fluctuations on cash	—	(28)	1,814	—	1,786
Cash and cash equivalents at beginning of fiscal year	11,602	54,707	12,890	—	79,199

Cash and cash equivalents at end of fiscal year	$6,417	$119,326	$26,308	$—	$152,051

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Condensed Consolidating Financial Statements (Continued)

Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(885)	$33,746	$21,759	$—	$54,620

Investing activities:
Capital expenditures	(56)	(3,200)	(9,665)	—	(12,921)
Proceeds from sale of assets	—	1,500	—	—	1,500

Net cash used in investing activities	(56)	(1,700)	(9,665)	—	(11,421)

Financing activities:
Proceeds from issuance of debt	57,830	—	1,119	—	58,949
Payments of long-term debt	(49,565)	—	(4,960)	—	(54,525)
Net (payments) borrowings under other credit facilities	—	—	475	—	475
Permanent intercompany financing	12,062	(12,062)	—	—	—
Debt issuance costs	(4,206)	—	—	—	(4,206)
Debt extinguishment costs	(3,605)	—	—	—	(3,605)
Dividends received (paid)	—	8,883	(8,883)	—	—

Net cash provided by (used in) financing activities	12,516	(3,179)	(12,249)	—	(2,912)

Net increase (decrease) in cash and cash equivalents	11,575	28,867	(155)	—	40,287
Effect of foreign currency fluctuations on cash	—	(28)	(264)	—	(292)
Cash and cash equivalents at beginning of fiscal year	27	25,868	13,309	—	39,204

Cash and cash equivalents at end of fiscal year	$11,602	$54,707	$12,890	$—	$79,199

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Condensed Consolidating Financial Statements (Continued)

Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(3,143)	$(2,610)	$11,478	$—	$5,725

Investing activities:
Capital expenditures	(135)	(13,921)	(16,485)	—	(30,541)
Proceeds from sale of assets	—	34,870	—	—	34,870
Acquisitions net of cash received	—	(1,000)	—	—	(1,000)
Change in restricted cash	—	3,900	—	—	3,900

Net cash provided by (used in) investing activities	(135)	23,849	(16,485)	—	7,229

Financing activities:
Proceeds from issuance of debt	—	15,000	1,190	—	16,190
Payments of debt	(62,575)	—	(5,374)	—	(67,949)
Net (payments) borrowings under other credit facilities	—	—	(411)		(411)
Permanent intercompany financing	62,575	(62,575)	—	—	—
Debt issuance costs	(1,574)	—	—	—	(1,574)
Proceeds from sale of common stock to employee savings plan	249	—	—	—	249
Dividends received (paid)	1,346	25,541	(26,887)	—	—

Net cash provided by (used in) financing activities	21	(22,034)	(31,482)	—	(53,495)

Net decrease in cash and cash equivalents	(3,257)	(795)	(36,489)	—	(40,541)
Effect of foreign currency fluctuations on cash	—	455	(2,093)	—	(1,638)
Cash and cash equivalents at beginning of fiscal year	3,284	26,208	51,891	—	81,383

Cash and cash equivalents at end of fiscal year	$27	$25,868	$13,309	$—	$39,204

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)
Date: May 20, 2011	/s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 20, 2011	/s/ PER-OLOF LOOF Per-Olof Loof Chief Executive Officer and Director (Principal Executive Officer)
Date: May 20, 2011	/s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: May 20, 2011	/s/ FRANK G. BRANDENBERG Frank G. Brandenberg Chairman and Director
Date: May 20, 2011	/s/ DR. WILFRIED BACKES Dr. Wilfried Backes Director
Date:	Gurminder S. Bedi Director
Date: May 20, 2011	/s/ JOSEPH V. BORRUSO Joseph V. Borruso Director

Date: May 20, 2011	/s/ E. ERWIN MADDREY, II E. Erwin Maddrey, II Director
Date: May 20, 2011	/s/ ROBERT G. PAUL Robert G. Paul Director
Date: May 20, 2011	/s/ JOSEPH D. SWANN Joseph D. Swann Director