Form 10-Q
period 2011-06-30
KEMET CORP
filed 2011-08-03
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES ☒ NO

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 29, 2011 was 44,148,787.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,998	$152,051
Accounts receivable, net	145,192	150,370
Inventories, net	240,469	206,440
Prepaid expenses and other	32,582	30,441
Deferred income taxes	4,505	5,301
Total current assets	556,746	544,603
Property and equipment, net of accumulated depreciation of $754,652 and $740,773 as of June 30, 2011 and March 31, 2011, respectively	316,538	310,412
Goodwill and intangible assets, net	22,605	20,092
Other assets	8,667	9,202
Total assets	$904,556	$884,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,395	$42,101
Accounts payable, trade	94,870	90,997
Accrued expenses	78,378	88,291
Income taxes payable	4,399	4,265
Total current liabilities	216,042	225,654
Long-term debt, less current portion	229,702	231,215
Other non-current obligations	55,358	59,727
Deferred income taxes	7,496	7,960

Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 300,000 shares, issued 46,508 and 39,508 shares at June 30, 2011 and March 31, 2011, respectively	465	395
Additional paid-in capital	480,257	479,322
Retained deficit	(55,896)	(87,745)
Accumulated other comprehensive income	25,704	22,555
Treasury stock, at cost (2,361 and 2,370 shares at June 30, 2011 and March 31, 2011, respectively)	(54,572)	(54,774)
Total stockholders’ equity	395,958	359,753

Total liabilities and stockholders’ equity	$904,556	$884,309

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,
	2011	2010
Net sales	$289,856	$243,794

Operating costs and expenses:
Cost of sales	210,504	182,886
Selling, general and administrative expenses	30,276	24,215
Research and development	7,086	6,031
Restructuring charges	1,025	1,792
Net loss on sales and disposals of assets	123	335
Total operating costs and expenses	249,014	215,259

Operating income	40,842	28,535

Other (income) expense:
Interest income	(43)	(21)
Interest expense	7,400	7,458
Loss on early extinguishment of debt	—	38,248
Other (income) expense, net	(95)	1,674

Income (loss) before income taxes	33,580	(18,824)

Income tax expense	1,731	1,275

Net income (loss)	$31,849	$(20,099)

Net income (loss) per share:
Basic	$0.81	$(0.74)
Diluted	$0.61	$(0.74)

Weighted-average shares outstanding:
Basic	39,452	27,045
Diluted	52,338	27,045

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Quarters Ended June 30,
	2011	2010
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$31,849	$(20,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on early extinguishment of debt	—	38,248
Depreciation and amortization	11,159	14,510
Amortization of debt discount and debt issuance costs	1,044	1,924
Net loss on sales and disposals of assets	123	335
Stock-based compensation expense	1,191	149
Change in deferred income taxes	270	(65)
Change in operating assets	(21,298)	(23,018)
Change in operating liabilities	(19,193)	(7,898)
Other	183	(148)
Net cash provided by operating activities	5,328	3,938

Investing activities:
Capital expenditures	(5,738)	(6,857)
Acquisition, net of cash received	(11,584)	—
Net cash used in investing activities	(17,322)	(6,857)

Financing activities:
Proceeds from issuance of debt	—	226,975
Payments of long-term debt	(3,015)	(228,544)
Net borrowings (payments) under other credit facilities	(3,081)	(1,688)
Proceeds from exercise of stock options	16	—
Debt issuance costs	(29)	(6,593)
Debt extinguishment costs	—	(207)
Net cash used in financing activities	(6,109)	(10,057)
Net decrease in cash and cash equivalents	(18,103)	(12,976)
Effect of foreign currency fluctuations on cash	50	(255)
Cash and cash equivalents at beginning of fiscal period	152,051	79,199
Cash and cash equivalents at end of fiscal period	$133,998	$65,968

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s fiscal year ended March 31, 2011, Form 10-K (the “Company’s 2011 Annual Report”).

Net sales and operating results for the quarter ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented in the Company’s 2011 Annual Report.  The Company has evaluated events and material transactions for potential recognition or disclosure occurring between the end of the Company’s most recent quarterly period and through the time that this Form 10-Q was filed with the SEC.

Recently Issued Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the first quarter of fiscal year 2012.

New accounting standards issued but not yet adopted

There are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Restricted Cash

A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax (“VAT”) registration in The Netherlands.  The bank guarantee is in the amount of EUR 1.5 million ($2.2 million). An interest-bearing deposit was placed with a European bank for EUR 1.7 million ($2.5 million). The deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money if a valid claim is made. The bank guarantee will remain valid until it is discharged by the beneficiary.

Restricted cash of $2.4 million and $2.3 million is included in the line item “Prepaid expenses and other” on the Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011, respectively.

Warrant Liability

Concurrent with the consummation of the tender offer as discussed in Note 2, “Debt”, the Company issued K Financing, LLC (“K Financing”) a warrant (the “Platinum Warrant”) to purchase up to 26.8 million shares of the Company’s common stock, subject to certain adjustments, representing, at the time of issuance, approximately 49.9% of the Company’s outstanding common stock on a post-Platinum Warrant basis. The Platinum Warrant was subsequently transferred to K Equity, LLC (“K Equity”). The Platinum Warrant was exercisable at a purchase price of $1.05 per share.

On December 20, 2010, in connection with a secondary offering in which K Equity was the selling security holder, K Equity exercised a portion of the Platinum Warrant representing the right to purchase 10.9 million shares of the Company’s common stock to the underwriters of the secondary offering, who exercised their full portion of the warrant at a price of $12.80 per share in a cashless exercise and received a net settlement of 10.0 million shares of the Company’s common stock.  These shares were sold as part of the secondary offering and KEMET did not receive any of the proceeds from the transaction.  K Equity retained the remaining portion of the warrant, representing the right to purchase 15.9 million shares of the Company’s common stock.

On May 31, 2011, K Equity sold a portion of the Platinum Warrant to Deutsche Bank Securities Inc., in connection with the offering of 7.0 million shares of the Company’s common stock, at a public offering price of $14.60 per share.  This transaction resulted in a 7.5 million share reduction to the outstanding warrants due to K Equity’s cashless exercise.  K Equity retained the remaining portion of the warrant, representing the right to purchase 8.4 million shares of the Company’s common stock.

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

Assets measured at fair value on a recurring basis as of June 30, 2011 and March 31, 2011 are as follows (amounts in thousands):

	Fair Value				Fair Value
	June 30,	Fair Value Measurement Using			March 31,	Fair Value Measurement Using
	2011	Level 1	Level 2 (2)	Level 3	2011	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$31,179	$31,179	$—	$—	$51,575	$51,575	$—	$—
Long-term debt	295,403	291,697	3,706	—	307,543	301,379	6,164	—

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

A portion of sales is related to products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. Products with customer specific requirements are tested and approved by the customer before the Company mass produces and ships the product. The Company recognizes revenue when title to the products transfers to the respective customer.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were approximately 1% for the quarters ended June 30, 2011 and 2010. The Company recognizes warranty costs when they are both probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2011	March 31, 2011
Raw materials and supplies	$99,368	$78,913
Work in process	77,624	78,681
Finished goods	80,285	64,310
	257,277	221,904
Inventory reserves	(16,808)	(15,464)
Total inventory	$240,469	$206,440

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	June 30, 2011	March 31, 2011

10.5% Senior Notes, net of discount of $2,724 and $2,792 as of June 30, 2011 and March 31, 2011, respectively	$227,276	$227,208
Convertible Notes, net of discount of $893 and $1,569 as of June 30, 2011 and March 31, 2011, respectively	36,673	39,012
Other	4,148	7,096
Total debt	268,097	273,316
Current maturities	(38,395)	(42,101)
Total long-term debt	$229,702	$231,215

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2011 and 2010, is as follows (amounts in thousands):

	Quarters Ended
	June 30,
	2011	2010
Contractual interest expense	$6,356	$5,534
Amortization of debt issuance costs	276	429
Amortization of debt discount	768	1,495
Total interest expense	$7,400	$7,458

10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  The private placement of the 10.5% Senior Notes resulted in proceeds to the Company of $222.2 million. The Company used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under the credit facility with K Financing, the EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and the term loan with a subsidiary of Vishay Intertechnology, Inc. The Company used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the 2.25% Convertible Senior Notes (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $5.9 million as of June 30, 2011; these costs will be amortized over the term of the 10.5% Senior Notes.

On October 26, 2010, the Company filed a Form S-4 to offer, in exchange for the outstanding 10.5% Senior Notes due 2018 (“Old Notes”), up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended. The Form S-4 was declared effective on December 14, 2010 and on January 13, 2011 the Company completed the exchange for all of the Old Notes.

The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $4.0 million and $10.1 million at June 30, 2011 and March 31, 2011, respectively.

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

Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $1.2 million and $1.3 million as of June 30, 2011 and March 31, 2011, respectively.  These costs will be amortized over the term of the Loan and Security Agreement.  There were no borrowings against the Loan and Security Agreement as of June 30, 2011 or March 31, 2011.

Convertible Notes

In November 2006, the Company sold and issued its 2.25% Convertible Senior Notes due 2026 (the “Convertible Notes”) which are unsecured obligations and rank equally with the Company’s existing and future unsubordinated and unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. In connection with the issuance and sale of the Convertible Notes, the Company entered into an indenture (the “Convertible Notes Indenture”) dated as of November 1, 2006, with Wilmington Trust Company, as trustee.

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

The terms of the Convertible Notes are governed by the Convertible Notes Indenture. The Convertible Notes mature on November 15, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, anytime after November 20, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including additional interest, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on November 15, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase. Currently there is $37.6 million of Convertible Notes outstanding.

On May 17, 2010, $40.5 million in aggregate principal amount of the Convertible Notes was extinguished.  The extinguishment resulted in $1.6 million loss on early extinguishment of debt. The calculation of the loss is as follows (amounts in thousands):

Reacquisition price:
Cash paid	$37,867
Tender offer fees	207
38,074

Extinguished debt:
Carrying amount of debt	36,770
Unamortized debt cost	(248)
36,522

Net loss	$(1,552)

Platinum Credit Facility

On May 5, 2009, the Company executed a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the “Platinum Credit Facility”). The Platinum Credit Facility consisted of a term loan of $37.8 million (“Platinum Term Loan”), a line of credit loan (“Platinum Line of Credit Loan”) that could be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan (“Platinum Working Capital Loan”) of up to $12.5 million. On May 5, 2010, the Platinum Term Loan, the Platinum Line of Credit Loan, and the Platinum Working Capital Loan were extinguished.  The extinguishment of the Platinum Credit Facility resulted in a $33.3 million loss on early extinguishment of debt due to the significant debt discount allocated to the Platinum Credit Facility upon issuance. The calculation of the loss is as follows (amounts in thousands):

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

On May 5, 2010, Facility A and Facility B were extinguished.  The extinguishment resulted in a $3.4 million loss on early extinguishment of debt. The calculation of the loss is as follows (amounts in thousands):

Reacquisition price:
Cash paid	$104,683
Extinguished debt:
Carrying amount of debt	104,674
Unamortized debt cost	(3,343)
101,331

Net loss	$(3,352)

Note 3. Restructuring Charges

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended June 30, 2011 and 2010, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2011	2010
Manufacturing relocation costs	$747	$1,438
Personnel reduction costs	278	354
Restructuring charges	$1,025	$1,792

Quarter Ended June 30, 2011

In the first quarter of fiscal year 2010, the Company initiated the first phase of a plan to restructure the Film and Electrolytic Business Group (“Film and Electrolytic”) and to reduce overhead within the Company as a whole.  The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.  Restructuring charges in the quarter ended June 30, 2011 relate to this plan and are primarily comprised of manufacturing relocation costs of $0.7 million for relocation of equipment from Italy to Mexico and China.  In addition, the Company incurred $0.3 million in personnel reduction costs due primarily to headcount reductions related to the Company’s initiative to reduce overhead within the Company as a whole.

Quarter Ended June 30, 2010

Restructuring expenses in the quarter ended June 30, 2010 are primarily comprised of manufacturing relocation costs of $1.4 million for relocation of equipment from various plants to Mexico.  In addition, the Company incurred $0.4 million in personnel reduction costs due primarily to headcount reductions within Film and Electrolytic.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$1,827	$—	$8,398	$—
Costs charged to expense	278	747	354	1,438
Costs paid or settled	(377)	(747)	(1,490)	(1,438)
Change in foreign exchange	23	—	(566)	—
End of period	$1,751	$—	$6,696	$—

Note 4. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the quarters ended June 30, 2011 and 2010 includes the following components (amounts in thousands):

	Quarters Ended June 30,
	2011	2010
Net income (loss)	$31,849	$(20,099)

Amortization of postretirement benefit plan	(71)	(75)
Amortization of defined benefit pension plans	115	75
Currency translation gain (1)	3,105	10,774
Total net income (loss) and other comprehensive income (loss)	$34,998	$(9,325)

(1) Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there was no significant deferred tax effect associated with the cumulative translation gains and losses during these two quarters.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	June 30, 2011	March 31, 2011
Foreign currency translation gain	$30,180	$27,076
Defined benefit postretirement plan adjustments	2,041	2,111
Defined benefit pension plans	(6,517)	(6,632)
Accumulated other comprehensive income	$25,704	$22,555

Note 5. Goodwill and Intangible Assets

On June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of electrolytic capacitors.  The purchase price was $15 million plus or minus an adjustment amount, of which $11.6 million (net of cash received) was paid at closing and $1 million is to be paid on each of the first, second and third anniversaries of the closing date.  As a result of the acquisition, the Company has preliminarily recorded goodwill of $1.1 million and amortizable intangibles of $1.7 million.  The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities.  Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) include the trained workforce. Pro forma results are not presented because the acquisition was not material.

The following table highlights the Company’s intangible assets (amounts in thousands):

	June 30, 2011		March 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite Lived Intangibles:
Goodwill	$1,140	$—	$—	$—
Trademarks	7,644	—	7,644	—
Unamortized Intangibles	8,784	—	7,644	—

Amortized Intangibles:
Customer relationships, patents and other (3-18 years)	22,821	9,000	20,910	8,462

	$31,605	$9,000	$28,554	$8,462

The Company completed its annual impairment test on the indefinite lived intangible assets in the first quarter of fiscal year 2012 and concluded no impairment existed.

Note 6. Segment and Geographic Information

The Company is organized into three business groups: the Tantalum Business Group (“Tantalum”), the Ceramic Business Group (“Ceramics”), and Film and Electrolytic Business Group. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business group’s respective budgeted net sales. In addition, all corporate costs are allocated to the business groups based on the business group’s respective budgeted net sales.

Tantalum

Tantalum operates in five manufacturing sites in the United States, Mexico, China, and Portugal. This business group produces tantalum and aluminum polymer capacitors. Tantalum shares with Ceramics the Company’s product innovation center in the United States.  Tantalum products are sold in all regions of the world.

Ceramics

Ceramics operates in two manufacturing sites in Mexico and a manufacturing site in China. The business group shares with Tantalum the Company’s product innovation center in the United States.  In addition, Ceramics maintains a design and manufacturing plant for electrical transformers, inductors, chokes, coils and filters in the United States.  This business group produces ceramic capacitors.  Ceramics products are sold in all regions of the world.

Film and Electrolytic

Film and Electrolytic operates in sixteen manufacturing sites in Europe, Asia and North America. This business group produces film, paper, and electrolytic capacitors. In addition, the business group has a product innovation center in Sweden.  Film and Electrolytic products are sold in all regions in the world.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters ended June 30, 2011 and 2010 (amounts in thousands):

	Quarters Ended June 30,
	2011	2010
Net sales:
Tantalum	$122,443	$113,568
Ceramics	59,378	54,324
Film and Electrolytic	108,035	75,902
	$289,856	$243,794

Operating income (loss) (1):
Tantalum	$17,414	$17,506
Ceramics	10,860	11,030
Film and Electrolytic	12,568	(1)
	$40,842	$28,535

Depreciation and amortization expenses:
Tantalum	$6,208	$8,318
Ceramics	1,803	2,269
Film and Electrolytic	3,148	3,923
	$11,159	$14,510
Sales by region:
North and South America (Americas)	$72,759	$56,786
Europe, Middle East, Africa (EMEA)	102,712	86,372
Asia and Pacific Rim (APAC)	114,385	100,636
	$289,856	$243,794

(1)          Restructuring charges included in Operating income were as follows (amounts in thousands):

	Quarters Ended June 30,
	2011	2010
Total restructuring:
Tantalum	$35	$457
Ceramics	38	94
Film and Electrolytic	952	1,241
	$1,025	$1,792

The following table reflects each business group’s total assets as of June 30, 2011 and March 31, 2011 (amounts in thousands):

	June 30, 2011	March 31, 2011
Total assets:
Tantalum	$412,251	$435,311
Ceramics	168,914	179,639
Film and Electrolytic	323,391	269,359
	$904,556	$884,309

Note 7.  Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include seven in Europe, one in Singapore and two in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2011 and 2010 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Quarters Ended June 30,		Quarters Ended June 30,
	2011	2010	2011	2010
Net service cost	$331	$266	$—	$—
Interest cost	533	457	14	16
Expected return on net assets	(175)	(164)	—	—
Amortization:
Actuarial (gain) loss	96	31	(71)	(79)
Prior service cost	6	5	—	—

Total net periodic benefit (income) costs	$791	$595	$(57)	$(63)

In fiscal year 2012, the Company expects to contribute up to $4.5 million to the pension plans of which the Company has contributed $0.4 million as of June 30, 2011.  The Company’s policy is to pay benefits as costs are incurred for the postretirement benefit plans.

Note 8. Stock-based Compensation

Stock Options

At June 30, 2011, the Company had three stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan. All of these plans were approved by the Company’s stockholders. Collectively, these plans authorized the grant of up to 4.0 million shares of the Company’s common stock. Options issued under these plans usually vest in one or two years and expire ten years from the grant date.  Stock options granted to the Company’s Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015.

The compensation expense associated with stock-based compensation for the quarters ended June 30, 2011 and 2010 were recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarters Ended June 30,
	2011	2010

Cost of sales	$84	$38
Selling, general and administrative expenses	1,107	111
Total stock-based compensation expense	$1,191	$149

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters ended June 30, 2011 and 2010. Approximately 9 thousand stock options were exercised in the quarter ended June 30, 2011.  No stock options were exercised during the quarter ended June 30, 2010.

Restricted Stock

The Company grants shares of its common stock as restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015. Once vested, restricted shares cannot be sold until 90 days after the Chief Executive Officer or the member of the Board of Directors resigns from his position.  The contractual term on restricted stock is indefinite. In the second quarter of fiscal year 2011, 47 thousand shares of restricted stock were granted to the non-management members of the Board of Directors.  As of June 30, 2011, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $0.4 million. The expense is to be recognized over the respective vesting periods.

2012/2013 LTIP

During the first quarter of fiscal year 2012, the Board of Directors of the Company approved the 2012/2013 LTIP , a new long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2012 and 2013.  At the time of the award, participants will receive restricted shares of the Company’s common stock of up to 100% of the award earned.  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and recorded expense of $0.7 million and the related liability is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets for the quarter ended June 30, 2011, based on this assessment.  The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2011/2012 LTIP

During the first quarter of fiscal year 2011, the Board of Directors of the Company approved the 2011/2012 LTIP , a long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2011 and 2012.  At the time of the award, participants will receive at least 10% of the award in restricted shares of the Company’s common stock; and the remainder will be realized in cash.  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and recorded expense of $1.3 million in the quarter ended June 30, 2011, based on this assessment.  As of June 30, 2011, the Company has accrued $5.6 million and the related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and $0.6 million in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.  The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2010/2011 LTIP

During the second quarter of fiscal year 2010, the Board of Directors of the Company approved the 2010/2011 LTIP, a long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2010 and 2011.  At the time of the award and at the sole discretion of the Compensation Committee, participants may receive up to 15% of the award in restricted shares of the Company’s common stock, and the remainder of the award will be realized in cash.  The Company had accrued $4.5 million based upon this assessment and the related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and $0.5 million in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

Note 9. Income Taxes

During the first quarter of fiscal year 2012, the Company incurred $1.7 million of income tax expense which was comprised of $2.5 million of income tax expense from foreign operations, $0.1 million of state income tax expense, and a $0.9 million U.S. federal income tax benefit related to a prior year settlement.  There was no U.S. federal income tax expense related to the current quarter earnings due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

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

Note 10. Reconciliation of Basic and Diluted Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS (amounts in thousands, except per share data):

	Quarters Ended June 30,
	2011	2010
Numerator:
Net income (loss)	$31,849	$(20,099)

Denominator:
Weighted-average shares outstanding:
Basic	39,452	27,045
Assumed conversion of employee stock options	365	—
Assumed conversion of Closing Warrant	12,521	—
Diluted	52,338	27,045

Net income (loss) per share:
Basic	$0.81	$(0.74)
Diluted	$0.61	$(0.74)

Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, are as follows (amounts in thousands):

	Quarters Ended June 30,
	2011	2010
Assumed conversion of employee stock options	704	200
Assumed conversion of Closing Warrant	—	22,212

Note 11.  Stockholders’ Equity

On May 31, 2011, K Equity sold a portion of the Platinum Warrant to Deutsche Bank Securities Inc., in connection with an offering of 7.0 million shares of the Company’s common stock, at a public offering price of $14.60 per share.  K Equity retained the remaining portion of the warrant, representing the right to purchase 8.4 million shares of the Company’s common stock.

At the July 27, 2011 annual meeting of stockholders, an amendment to the Company’s Restated Certificate of Incorporation to reduce the number of authorized shares of common stock from 300,000,000 to 175,000,000 was approved.  The amendment became effective August 1, 2011 pursuant to a Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of Delaware.

Note 12. Concentrations of Risks

Sales and Credit Risk

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  One customer, TTI, Inc. accounted for over 10% of the Company’s net sales in the quarters ended June 30, 2011 and 2010.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at June 30, 2011 or March 31, 2011.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 45% and 49% of the Company’s net sales in the quarters ended June 30, 2011 and 2010, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

As of June 30, 2011, KEMET had 11,100 employees, of which 600 are located in the United States, 5,600 in Mexico, 2,600 in Asia and 2,300 in Europe.  The number of employees represented by labor organizations at KEMET locations in each of the following countries is:  4,600 hourly employees in Mexico (as required by Mexican law), 710 employees in Italy, 690 employees in Indonesia, 360 employees in Portugal, 250 employees in China, 280 employees in Bulgaria, 240 employees in Finland and 90 employees in Sweden.  For fiscal year 2011 and the current fiscal year to date, the Company has not experienced any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

Note 13. Condensed Consolidating Financial Statements

The 10.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) and secured by a first priority lien on 51% of the capital stock of certain of our foreign restricted subsidiaries (“Non-Guarantor Subsidiaries”).  The Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are not consistent with the Company’s business groups or geographic operations; accordingly this basis of presentation is not intended to present the Company’s financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company’s public debt to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

June 30, 2011

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,531	$92,070	$35,397	$—	$133,998
Accounts receivable, net	(4)	58,750	86,446	—	145,192
Intercompany receivable	175,049	120,883	179,149	(475,081)	—
Inventories, net	—	125,574	115,430	(535)	240,469
Prepaid expenses and other	208	14,501	17,873	—	32,582
Deferred income taxes	(339)	1,193	3,651	—	4,505
Total current assets	181,445	412,971	437,946	(475,616)	556,746
Property and equipment, net	47	92,060	224,431	—	316,538
Investments in subsidiaries	388,958	345,416	(5,686)	(728,688)	—
Intangible assets, net	—	11,222	11,383	—	22,605
Other assets	5,977	1,649	1,041	—	8,667
Long-term intercompany receivable	85,689	104,097	—	(189,786)	—
Total assets	$662,116	$967,415	$669,115	$(1,394,090)	$904,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$36,673	$—	$1,722	$—	$38,395
Accounts payable, trade	40	38,119	56,711	—	94,870
Intercompany payable	630	342,764	132,222	(475,616)	—
Accrued expenses	4,550	25,231	48,597	—	78,378
Income taxes payable	(2,672)	2,792	4,279	—	4,399
Total current liabilities	39,221	408,906	243,531	(475,616)	216,042
Long-term debt, less current portion	227,276	—	2,426	—	229,702
Other non-current obligations	—	6,003	49,355	—	55,358
Deferred income taxes	(339)	2,015	5,820	—	7,496
Long-term intercompany payable	—	85,689	104,097	(189,786)	—
Stockholders’ equity	395,958	464,802	263,886	(728,688)	395,958

Total liabilities and stockholders’ equity	$662,116	$967,415	$669,115	$(1,394,090)	$904,556

Condensed Consolidating Balance Sheet

March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,417	$119,326	$26,308	$—	$152,051
Accounts receivable, net	—	65,257	95,451	—	160,708
Intercompany receivable	190,973	176,233	197,329	(564,535)	—
Inventories, net	—	113,908	92,830	(298)	206,440
Prepaid expenses and other	302	10,418	7,300	—	18,020
Deferred income taxes	(596)	1,373	4,524	—	5,301
Total current assets	197,096	486,515	423,742	(564,833)	542,520
Property and equipment, net	122	82,962	227,328	—	310,412
Investments in subsidiaries	347,997	333,801	(5,686)	(676,112)	—
Intangible assets, net	—	8,666	11,426	—	20,092
Other assets	6,160	4,095	1,030	—	11,285
Long-term intercompany receivable	84,231	102,324	—	(186,555)	—
Total assets	$635,606	$1,018,363	$657,840	$(1,427,500)	$884,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,012	$—	$3,089	$—	$42,101
Accounts payable, trade	40	32,762	58,195	—	90,997
Intercompany payable	732	419,043	145,058	(564,833)	—
Accrued expenses	10,837	31,330	46,124	—	88,291
Income taxes payable	(1,380)	1,434	4,211	—	4,265
Total current liabilities	49,241	484,569	256,677	(564,833)	225,654
Long-term debt, less current portion	227,208	—	4,007	—	231,215
Other non-current obligations	—	7,989	51,738	—	59,727
Deferred income taxes	(596)	2,169	6,387	—	7,960
Long-term intercompany payable	—	84,231	102,324	(186,555)	—
Stockholders’ equity	359,753	439,405	236,707	(676,112)	359,753

Total liabilities and stockholders’ equity	$635,606	$1,018,363	$657,840	$(1,427,500)	$884,309

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2011

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$269,687	$280,022	$(259,853)	$289,856

Operating costs and expenses:
Cost of sales	162	226,408	234,568	(250,634)	210,504
Selling, general and administrative expenses	11,449	15,715	12,094	(8,982)	30,276
Research and development	—	5,027	2,059	—	7,086
Restructuring charges	—	481	544	—	1,025
Net (gain) loss on sales and disposals of assets	3	19	101	—	123
Total operating costs and expenses	11,614	247,650	249,366	(259,616)	249,014

Operating income (loss)	(11,614)	22,037	30,656	(237)	40,842

Interest income	(4)	(17)	(22)	—	(43)
Interest expense	7,103	74	223	—	7,400
Other (income) expense, net	(11,544)	7,987	3,393	69	(95)
Equity in earnings of subsidiaries	(38,080)	—	—	38,080	—
Income before income taxes	30,911	13,993	27,062	(38,386)	33,580

Income tax expense	(938)	603	2,066	—	1,731

Net income	$31,849	$13,390	$24,996	$(38,386)	$31,849

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$229,189	$248,179	$(233,574)	$243,794

Operating costs and expenses:
Cost of sales	—	181,304	224,808	(223,226)	182,886
Selling, general and administrative expenses	8,689	13,268	12,409	(10,151)	24,215
Research and development	—	4,322	1,709	—	6,031
Restructuring charges	—	1,532	260	—	1,792
Net (gain) loss on sales and disposals of assets	—	24	311	—	335
Total operating costs and expenses	8,689	200,450	239,497	(233,377)	215,259

Operating income (loss)	(8,689)	28,739	8,682	(197)	28,535

Other (income) expense, net	42,683	9,203	(4,298)	(229)	47,359
Equity in earnings of subsidiaries	(31,273)	—	—	31,273	—
Income before income taxes	(20,099)	19,536	12,980	(31,241)	(18,824)

Income tax expense	—	67	1,176	32	1,275

Net income (loss)	$(20,099)	$19,469	$11,804	$(31,273)	$(20,099)

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended June 30, 2011

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$3,114	$(11,943)	$14,157	$—	$5,328

Investing activities:
Capital expenditures	(1)	(3,700)	(2,037)	—	(5,738)
Acquisition, net of cash received	—	(11,584)	—	—	(11,584)
Net cash used in investing activities	(1)	(15,284)	(2,037)	—	(17,322)

Financing activities:
Payments of long-term debt	(3,015)	—	—	—	(3,015)
Net payments under other credit facilities	—	—	(3,081)	—	(3,081)
Debt issuance costs	—	(29)	—	—	(29)
Proceeds from exercise of stock options	16	—	—	—	16
Net cash used in financing activities	(2,999)	(29)	(3,081)	—	(6,109)
Net increase (decrease) in cash and cash equivalents	114	(27,256)	9,039	—	(18,103)
Effect of foreign currency fluctuations on cash	—	—	50	—	50
Cash and cash equivalents at beginning of fiscal period	6,417	119,326	26,308	—	152,051
Cash and cash equivalents at end of fiscal period	$6,531	$92,070	$35,397	$—	$133,998

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended June 30, 2010

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(14,885)	$7,481	$11,342	$—	$3,938

Investing activities:
Capital expenditures	—	(2,363)	(4,494)	—	(6,857)
Net cash used in investing activities	—	(2,363)	(4,494)	—	(6,857)

Financing activities:
Proceeds from issuance of debt	226,975	—	—	—	226,975
Payments of long-term debt	(210,604)	(15,000)	(2,940)	—	(228,544)
Net payments under other credit facilities	—	—	(1,688)	—	(1,688)
Debt issuance costs	(6,593)	—	—	—	(6,593)
Debt extinguishment costs	(207)	—	—	—	(207)
Net cash provided by (used in) financing activities	9,571	(15,000)	(4,628)	—	(10,057)
Net increase in cash and cash equivalents	(5,314)	(9,882)	2,220	—	(12,976)
Effect of foreign currency fluctuations on cash	—	—	(255)	—	(255)
Cash and cash equivalents at beginning of fiscal period	11,602	54,707	12,890	—	79,199
Cash and cash equivalents at end of fiscal period	$6,288	$44,825	$14,855	$—	$65,968

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should”, “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A of our 2011 Annual Report. The statements are representative only as of the date they are made, and we undertook no obligation to update any forward-looking statement.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) adverse economic conditions could cause the write down of long-lived assets; (iii) an increase in the cost or a decrease in the availability of our principal raw materials; (iv) changes in the competitive environment; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) economic, political, or regulatory changes in the countries in which we operate; (vii) difficulties, delays or unexpected costs in completing the restructuring plan; (viii) inability to attract, train and retain effective employees and management; (ix) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (x) exposure to claims alleging product defects; (xi) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xii) volatility of financial and credit markets affecting our access to capital; (xiii) needing to reduce the total costs of our products to remain competitive; (xiv) potential limitation on the use of net operating losses to offset possible future taxable income; (xv) restrictions in our debt agreements that limit our flexibility in operating our business; (xvi) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions; and (xvii) recent events in Japan could negatively impact our sales and supply chain.

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

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in our 2011 Annual Report.  Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2011 Annual Report.

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

Business Overview

We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2011, we shipped approximately 35 billion capacitors and in the first quarter of fiscal year 2012, we shipped approximately 9 billion capacitors. We believe the medium-to-long term demand for the various types of capacitors we offer will continue to grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We operate 23 production facilities and employ approximately 11,100 employees worldwide. We manufacture capacitors in Europe, Mexico, China, the United States and Indonesia. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.  For the first quarter of fiscal year 2012 and for fiscal year 2011, our consolidated sales were $289.9 million and $1,018.5 million, respectively.

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

Our Competitive Strengths

We believe that we benefit from the following competitive strengths:

Strong Customer Relationships.    We have a large and diverse customer base. We believe that our persistent emphasis on quality control and history of performance establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world’s major electronics OEMs (including Alcatel-Lucent USA, Inc., Apple Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive), EMSs (including Celestica Inc., Elcoteq SE, Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in fiscal year 2011. Our largest customer is a distributor, and no single end use customer accounted for more than 5% of our net sales in fiscal year 2011. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.

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

Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During the first quarters of fiscal years 2012 and 2011, respectively, specialty products accounted for 36.1% and 30.3% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecom infrastructure and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award will enable us to produce film capacitors within the United States to support alternative energy products and emerging green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market in North America and South America.  Construction was essentially complete as of the end of July 2011.  In the second fiscal quarter of fiscal year 2012, we expect to begin running qualification samples and we expect to begin production in the third quarter of fiscal year 2012.

Low-Cost Production.    We believe we have some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China. We believe our manufacturing facilities in China have low production costs and are in close proximity to the large and growing Chinese market; in addition, we have the ability to increase capacity and change product mix to meet our customers’ needs. We believe our operations in Mexico, which are our primary production facilities supporting our North American and, to a larger extent, European customers, are among the most cost-efficient in the world.  In addition, we believe our manufacturing facility in Bulgaria has low production costs and we plan to expand our manufacturing to Macedonia which we believe will also have low production costs.

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

Our People.    We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 16 member executive management team has an average of over 12 years of experience with us and an average of over 25 years of experience in the manufacturing industry.

Business Strategy

Our strategy is to use our position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of our customers. Key elements of our strategy include:

One KEMET Campaign.    We continue to focus on improving our business capabilities through various initiatives that all fall under our One KEMET campaign. The One KEMET campaign aims to ensure that we as a company are focused on the same goals and working with the same processes and systems to ensure consistent quality and service. This effort was launched to ensure that as we continue to grow we not only remain grounded in our core principles but that we use those principles, operating procedures and systems as the foundation from which to expand. These initiatives include our global Oracle software implementation which is proceeding on schedule, our Lean and Six Sigma culture evolution and our global customer accounts management system which is now in place and growing.

Develop Our Significant Customer Relationships and Industry Presence.    We intend to continue to be responsive to our customers’ needs and requirements and to make order entry and fulfillment easier, faster, more flexible and more reliable for our customers, by focusing on building products around customers’ needs, by giving decision making authority to customer-facing personnel and by providing purpose-built systems and processes, such as our Easy-To-Buy-From order entry system.

Continue to Pursue Low-Cost Production Strategy.    We continue to evaluate and are actively pursuing measures that will allow us to maintain our position as a low-cost producer of capacitors with facilities close to our customers. We have shifted and will continue to shift production to low cost locations in order to reduce material and labor costs. We plan to expand our manufacturing to Macedonia which we believe will have low production costs.  Additionally, we are focused on developing more cost-efficient manufacturing equipment and processes, designing manufacturing plants for more efficient production and reducing work-in-process

(“WIP”) inventory by building products from start to finish in one factory. Furthermore, we continue to implement the Lean and Six Sigma methodology to drive towards zero product defects so that quality remains a given in the minds of our customers.

Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers’ varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well positioned to achieve our long-term growth objectives while also improving our profitability. During the first quarter of fiscal year 2012, we introduced 30,960 new products of which 2,011 were first to market, and specialty products accounted for 36.1% of our revenue over this period.

Further Expand Our Broad Capacitance Capabilities.    We identify ourselves as “The Capacitance Company” and strive to be the supplier of choice for all our customers’ capacitance needs across the full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research and pursue additional capacitance technologies and solutions in order to maximize the breadth of our product offerings.

Selectively Target Complementary Acquisitions.    We expect to continue to evaluate and pursue strategic acquisition opportunities, some of which may be significant in size, which would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers’ technologies and our current product offerings. For example, on June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of electrolytic capacitors.

Promote the KEMET Brand Globally.    We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar year 2011, we received the “Supplier of the Year Award” from TTI, Inc. and from Arrow Electronics, Inc., both of which are electronics distributors.

Global Sales & Marketing Strategy.    Our motto “Think Global Act Local” describes our approach to sales and marketing. Each of our three sales regions (North America and South America (“Americas”), Europe, Middle East and Africa (“EMEA”) and Asia and Pacific Rim (“APAC”)) has account managers, field application engineers and strategic marketing managers in the region. In addition, we also have local customer and quality-control support in each region. This organizational structure allows us to respond to the needs of our customers on a timely basis and in their native language. The regions are managed locally and report to a senior manager who is on the KEMET Leadership Team. Furthermore, this organizational structure ensures the efficient communication of our global goals and strategies and allows us to serve the language, cultural and other region-specific needs of our customers.

Recent Developments and Trends

Net sales for the quarter ended June 30, 2011 were $289.9 million, which is an 18.9% increase over the same quarter last fiscal year and a 10.9% increase over the prior fiscal quarter ended March 31, 2011.

On May 31, 2011, K Equity sold a portion of the Platinum Warrant to Deutsche Bank Securities Inc., in connection with the offering of a total of 7.0 million shares of the Company’s common stock, at a public offering price of $14.60 per share.  K Equity retained the remaining portion of the warrant, representing the right to purchase 8.4 million shares of the Company’s common stock.

On June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of electrolytic capacitors.  The purchase price was $15.0 million plus or minus an adjustment amount, of which $11.6 million (net of cash received) was paid at closing and $1.0 million is to be paid on each of the first, second and third anniversaries of the closing date.  As a result of the acquisition, the Company has preliminarily recorded goodwill of $1.1 million and amortizable intangibles of $1.7 million.  The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities.  Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) include the trained workforce.

In July 2011, we announced our plans to construct a new manufacturing facility in Skopje, Macedonia.  This facility is a component of our long-term strategy of consolidating and maintaining manufacturing for our European customer base, while fulfilling our objective of lowering the cost structure associated with Film and Electrolytic. The initial facility will be 100,000 square feet of manufacturing and administrative office space and we expect to employ approximately 200 people when fully operational. The expected completion date of the facility is summer 2012. The investment in this new facility, including transferred assets, is expected to be approximately €12 million ($17 million). The cost of the facility construction during the Company’s current fiscal year is included in the previously announced capital plan for the year.

Outlook

Although we expect net sales will be stronger in the second quarter of fiscal year 2012 than the prior year, net sales are expected to decrease as compared to the first quarter of fiscal year 2012 due to the summer slow-down in Europe, distribution channel corrections and the impact we realized this quarter from the Japan tsunami will not repeat.  Overall, we expect that the second quarter of fiscal year 2012 will have similar results as our fourth quarter of fiscal year 2011, however we anticipate slightly higher net sales but with margins declining slightly.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the First Quarter of Fiscal Year 2012 with the First Quarter of Fiscal Year 2011

The following table sets forth the operating income and certain components thereof for each of our business segments for the quarters ended June 30, 2011 and 2010, as well as the relative percentages that these amounts represent to total net sales.  The table also sets forth certain other consolidated statement of operations data, as well as the relative percentages that these amounts represent to total net sales (amounts in thousands, except percentages):

	Quarters Ended
	June 30, 2011		June 30, 2010
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$122,443	42.2%	$113,568	46.6%
Ceramic	59,378	20.5%	54,324	22.3%
Film and Electrolytic	108,035	37.3%	75,902	31.1%
	$289,856	100.0%	$243,794	100.0%

Gross margin
Tantalum	$32,800		$31,375
Ceramic	18,737		17,961
Film and Electrolytic	27,815		11,572
	79,352	27.4%	60,908	25.0%

SG&A expenses
Tantalum	11,958		10,328
Ceramic	6,186		5,442
Film and Electrolytic	12,132		8,445
	30,276	10.4%	24,215	9.9%

R&D expenses
Tantalum	3,344		2,978
Ceramic	1,650		1,372
Film and Electrolytic	2,092		1,681
	7,086	2.4%	6,031	2.5%

Restructuring charges
Tantalum	35		457
Ceramic	38		94
Film and Electrolytic	952		1,241
	1,025	0.4%	1,792	0.7%

Loss on sales and disposals of assets
Tantalum	49		106
Ceramic	3		23
Film and Electrolytic	71		206
	123	—	335	0.1%

Operating income (loss)
Tantalum	17,414		17,506
Ceramic	10,860		11,030
Film and Electrolytic	12,568		(1)
	40,842	14.1%	28,535	11.7%

Other (income) expense, net	7,262	2.5%	47,359	19.4%
Income (loss) before income taxes	33,580	11.6%	(18,824)	-7.7%
Income tax expense	1,731	0.6%	1,275	0.5%
Net income (loss)	$31,849	11.0%	$(20,099)	-8.2%

Consolidated Comparison of the First Quarter of Fiscal Year 2012 with the First Quarter of Fiscal Year 2011

Net Sales

Net sales for the quarter ended June 30, 2011 were $289.9 million compared to $243.8 million in the first quarter of fiscal year 2011, an 18.9% increase due to an average increase in selling prices.  Average selling prices for capacitors increased 22% due to both our ability to pass higher raw material costs on to our customers as well as a favorable shift in both region and product line mix.  The increase in average selling price was offset by a 7% decrease in capacitor unit sales volume.  In addition, Film and Electrolytic’s machinery division increased net sales by 123% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  Net sales for the first quarter of fiscal year 2012 improved by 10.9% when compared to the fourth quarter of fiscal year 2011 due to increases in both unit sales volume and average selling prices related to favorable region and product line mix shifts.

The following table reflects the percentage of net sales by region for the quarters ended June 30, 2011 and 2010:

	Quarters Ended June 30,
	2011	2010
Americas	25%	23%
EMEA	35%	36%
APAC	40%	41%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended June 30, 2011 and 2010:

	Quarters Ended June 30,
	2011	2010
Distributors	45%	49%
EMS	16%	14%
OEM	39%	37%
	100%	100%

Gross Margin

Our gross margin for the first quarter of fiscal year 2012 increased $18.4 million when compared to the first quarter of fiscal year 2011.  The primary contributor to the higher gross margin was the increase in overall average selling prices. The increase in average selling prices is due to our ability to pass on higher raw material costs to our customers as well as a favorable shift in both region and product line mix.  Gross margin as a percent of net sales improved to 27.4% of net sales in the first quarter of fiscal year 2012, up from 25.0% of net sales in the first quarter of fiscal year 2011.  This improvement in gross margin as a percent of net sales is driven by Film and Electrolytic, whose gross margin increased to 25.7% in the first quarter of fiscal year 2012 compared to 15.2% in the first quarter of fiscal year 2011.  Tantalum and Ceramic both show a decrease in gross margin as a percent of net sales in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 due to increases in raw materials, labor and utility rates.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $30.3 million, or 10.4% of net sales for the first quarter of fiscal year 2012 compared to $24.2 million or 9.9% of net sales for first quarter of fiscal year 2011.  The $6.1 million increase in SG&A expenses primarily consist of the following increases in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011: $2.3 million in selling expenses consistent with the increase in net sales, $1.6 million in professional fees primarily associated with acquisition related expenses and stock registration related fees, $0.9 million related to ERP integration costs, $0.5 million related to a favorable adjustment to benefit accruals recorded in fiscal year 2011 and $0.3 million related to marketing.

Research and Development

Research and development expenses were $7.1 million or 2.4% of net sales for the first quarter of fiscal year 2012, compared to $6.0 million, or 2.5% of net sales for the first quarter of fiscal year 2011. The 17.5% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.  The growth in spending also reflects

KEMET’s increased focus on specialty product development which requires an increase in expense from sampling, tooling and testing.

Restructuring Charges

We incurred $1.0 million in restructuring charges in the first quarter of fiscal year 2012 compared to $1.8 million in restructuring charges for the first quarter of fiscal year 2011.  The restructuring charges in the first quarter of fiscal year 2012 included $0.7 million for the relocation of equipment to Mexico and China.  In addition, the Company incurred $0.3 million related to personnel reduction costs due primarily to headcount reductions related to the Company’s initiative to reduce overhead within the Company as a whole.  The restructuring charges in the first quarter of fiscal year 2011 included $1.4 million in charges for the relocation of equipment to Mexico and $0.4 million for reductions in workforce, primarily in Film and Electrolytic.

Operating Income

Operating income for the quarter ended June 30, 2011 was $40.8 million compared to $28.5 million for the quarter ended June 30, 2010.  Gross margin for the first quarter of fiscal year 2012 increased $18.4 million as compared to the first quarter of fiscal year 2011, and restructuring charges decreased $0.8 million as compared to the first quarter of fiscal year 2011.  In addition, the net loss on sales and disposals of assets decreased $0.2 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  These improvements were offset by the increase in operating expenses of $7.1 million.

Other (Income) Expense, net

Other (income) expense, net was a net expense of $7.3 million in the first quarter of fiscal year 2012 compared to $47.4 million in the first quarter of fiscal year 2011.  The improvement is primarily due to the non-cash loss on the early extinguishment of debt of $38.2 million recognized in the first quarter of fiscal year 2011 which led to the significant increase in expenses when compared to fiscal year 2012.  In addition, in the first quarter of fiscal year 2012 we recognized a $0.1 million foreign currency exchange gain as compared to a $1.3 million loss on foreign currency exchange in the first quarter of fiscal year 2011, primarily due to the change in the value of the Euro compared to the U.S. dollar.  In addition, there was a $0.1 million decrease in net interest expense in the first quarter of fiscal year 2012 compared with the first quarter of fiscal year 2011.

Income Taxes

Our income tax expense for the first quarter of fiscal year 2012 was $1.7 million compared to a $1.3 million income tax expense for the first quarter of fiscal year 2011.  Income tax expense for the first quarter of fiscal year 2012 was comprised of a $2.5 million of income tax expense from foreign operations, $0.1 million of state income tax expense, and a $0.9 million U.S. federal income tax benefit related to a prior year settlement.  There was no U.S. federal income tax expense related to the first quarter of fiscal year 2012 earnings due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.  The effective income tax rate for the first quarter of fiscal year 2012 was 5.2%.

During the first quarter of fiscal year 2011, we incurred $1.3 million of income tax expense which was comprised of $1.2 million of income tax expense from foreign operations and $0.1 million of state income tax expense.

Business Groups Comparison of the Quarter Ended June 30, 2011 with the Quarter Ended June 30, 2010

Tantalum

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Tantalum business group for the quarters ended June 30, 2011 and 2010 (amounts in thousands, except percentages):

	Quarters Ended
	June 30, 2011		June 30, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$122,443		$113,568
Gross margin	32,800	26.8%	31,375	27.6%
Operating income	17,414	14.2%	17,506	15.4%

Net Sales

Net sales increased 7.8% during the first quarter of fiscal year 2012, as compared to the first quarter of fiscal year 2011.  Average selling prices increased 32.1% for the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011.  This was offset by an 18.4% decrease in unit sales volume during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011.  The increase in average selling prices is primarily due to our ability to increase sales prices to offset increases in tantalum raw material cost, as well as a favorable shift in regional sales to the Americas.  The Americas’ unit sales volume represented 27.7% of the total units sold in the first quarter of the fiscal year 2012 as compared to 26.3% in the same quarter of fiscal year 2011.  Despite the reduction in unit sales volume, net sales for all three regions and sectors were strong, bolstered by the automotive, industrial, and green segments.

Gross Margin

Gross margin increased by $1.4 million during the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010.  Gross margin as a percentage to Tantalum net sales decreased to 26.8% in the first quarter of fiscal year 2012 as compared to 27.6% in the first quarter of fiscal year 2011.  Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage to Tantalum net sales.

Operating Income

Operating income for the first quarter of fiscal year 2012 was $17.4 million compared to $17.5 million in the first quarter of fiscal year 2011.  The $0.1 million decrease was attributable to an increase in selling, general and administrative, and research and development expenses (“operating expenses”) of $2.0 million when comparing the first quarter of fiscal year 2012 to the first quarter of fiscal year 2011.  This increase in operating expenses was offset by an increase in gross margin of $1.4 million, a $0.4 million decrease in restructuring charges and a $0.1 million decrease in the net loss on sales and disposals of assets in the first quarter of fiscal year 2012 as compared to the same quarter of fiscal year 2011.

Ceramics

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Ceramics business group for the quarters ended June 30, 2011 and 2010 (amounts in thousands, except percentages):

	Quarters Ended
	June 30, 2011		June 30, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$59,378		$54,324
Gross margin	18,737	31.6%	17,961	33.1%
Operating income	10,860	18.3%	11,030	20.3%

Net Sales

Net sales increased by 9.3% during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011, due to a favorable shift in region mix from Asia to Europe and Americas, and a favorable shift in product mix to higher priced products. Average selling prices increased 17.1% due primarily to region mix and product line mix effects.  These increases were offset by a 6.0% decrease in unit sales volume during the first quarter of fiscal year 2012, as compared the first quarter of fiscal year 2011.

Gross Margin

Gross margin increased by $0.8 million during the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010.  The increase in gross margin is attributed to a favorable shift in region mix from Asia to Europe and Americas, and a favorable shift in product mix to higher priced products.  However, gross margin as a percentage of Ceramic net sales decreased to 31.6% in the first quarter of fiscal year 2012 as compared to 33.1% in the first quarter of fiscal year 2011.  The drivers of the gross margin percentage decline were increases in raw materials, labor and utility rates.

Operating Income

Operating income for the first quarter of fiscal year 2012 decreased $0.2 million to $10.9 million compared to $11.0 million in the first quarter of fiscal year 2011.  The $0.2 million decrease was attributable to an increase in operating expenses of $1.0 million when comparing the first quarter of fiscal year 2012 to the first quarter of fiscal year 2011.  This increase in operating expenses was offset by an increase in gross margin of $0.8 million and a $0.1 million decrease in restructuring charges in the first quarter of fiscal year 2012 as compared to the same quarter of fiscal year 2011.

Film and Electrolytic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended June 30, 2011 and 2010 (amounts in thousands, except percentages):

	Quarters Ended
	June 30, 2011		June 30, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$108,035		$75,902
Gross margin	27,815	25.7%	11,572	15.2%
Operating income (loss)	12,568	11.6%	(1)	—

Net Sales

Net sales increased from $75.9 million in the first quarter of fiscal year 2011 to $108.0 million in the first quarter of fiscal year 2012. There was a 25.8% increase in average selling prices related to capacitor sales in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 due to a favorable shift in product line mix.  However, the capacitor unit sales volume for the first quarter of fiscal year 2012 decreased 4.2% compared to the first quarter of fiscal year 2011. Capacitor sales were favorably impacted by $5.9 million related to foreign exchange.  Film and Electrolytic’s machinery division increased net sales by 123% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  The improvement in Film and Electrolytic’s machinery division’s net sales is due primarily to an increase in unit sales volume as well as a $3.1 million benefit related to foreign exchange.

Gross Margin

Gross margin increased by $16.2 million or 140% in the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010.  Film and Electrolytic’s machinery division’s increase in net sales resulted in a $5.2 million increase in gross margin.  Gross margin as a percentage to Film and Electrolytic net sales increased to 25.7% in the first quarter of fiscal year 2012 as compared to 15.2% in the first quarter of fiscal year 2011.  The improvement is due to the improvement in average selling prices and a favorable shift in product line mix.

Operating Income (Loss)

Operating income for the first quarter of fiscal year 2012 was $12.6 million as compared to breakeven in first quarter of fiscal year 2011.  The improvement is primarily attributable to a $16.2 million increase in gross margin, a $0.3 million decrease in restructuring charges and a $0.1 million reduction in loss on sales and disposals of assets in the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011.  Offsetting these improvements was a $4.1 million increase in operating expenses as compared to the first quarter of fiscal year 2011.  Within the operating expenses increase, research and development costs increased $0.4 million to ensure that products are available to support our growth and to meet customer needs.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, these cash needs have been met by cash flows from operations, borrowings under our credit agreements and existing cash balances.

Issuance of 10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  The private placement of the 10.5% Senior Notes resulted in proceeds to us of $222.2 million. The Company used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under the credit facility with K Financing, the EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and the term loan with a subsidiary of Vishay Intertechnology, Inc. (“Vishay”). The Company used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the 2.25% Convertible Senior Notes due 2026 (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $5.9 million as of June 30, 2011; these costs will be amortized over the term of the 10.5% Senior Notes.

On October 26, 2010, the Company filed a Form S-4 to offer, in exchange for the outstanding 10.5% Senior Notes due 2018 (“Old Notes”), up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which have been registered under the Securities Act of 1933, as amended. The Form S-4 was declared effective on December 14, 2010, and on January 13, 2011 the Company completed the exchange for all of the Old Notes.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.  There were no borrowings against the Loan and Security Agreement as of June 30, 2011 or March 31, 2011.

Short Term Liquidity

Based on our current operating plans, we believe that cash generated from operations will be sufficient to cover our operating requirements for the next twelve months, including $64.7 million in principal and interest payments and expected capital expenditures in the range of $50 million to $60 million.

Our cash and cash equivalents decreased by $18.1 million for the first quarter of fiscal year 2012 as compared with a decrease of $13.2 million during the first quarter of fiscal year 2011.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Quarters Ended June 30,
	2011	2010
Cash provided by operating activities	$5,328	$3,938
Cash used in investing activities	(17,322)	(6,857)
Cash used in financing activities	(6,109)	(10,057)
Effects of foreign currency fluctuations on cash	50	(255)
Net decrease in cash and cash equivalents	$(18,053)	$(13,231)

Operations

Cash provided by operating activities improved by $1.4 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  This improvement is primarily a result of a $10.3 million increase in cash flows related to operations (net income adjusted for non-cash items) and a $1.7 million increase in cash provided by operating assets for the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  Within operating assets cash provided by accounts receivables and other receivables increased by $28.1 million.  Offsetting these improvements was a $24.9 million increase in cash used for inventories and $1.8 million in prepaid expenses and other current assets.  For the first quarter of fiscal year 2012, the increase in inventories is primarily due to a build in Tantalum inventory as well as price increases in raw materials.  In the first quarter of fiscal year 2011, we used $3.4 million in cash due to an increase in inventories.  Also offsetting these improvements was an $11.3 million increase in cash used in operating liabilities primarily due to a decrease in accrued liabilities.  The decrease in accrued liabilities is primarily due to an increase in the interest and bonus payments made in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  The $38.2 million loss on early extinguishment of debt was a non-cash item and did not affect cash provided by operations in the first quarter of fiscal year 2011.

Investing

Cash used in investing activities increased $10.5 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 due to $11.6 million used for the acquisition of Cornell Dubilier Foil, LLC in the first quarter of fiscal year 2012.  Capital expenditures decreased $1.1 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.  The capital expenditure amount for the first quarter of fiscal year 2011 included EUR 2.1 million ($3.0 million) for the acquisition of land in Italy to be used as the site for a new manufacturing facility in order to consolidate our Italian operations.  The remaining purchase price for the land in Italy will be paid in seven annual payments of EUR 489 thousand ($0.7 million) beginning on April 28, 2013.

Financing

Cash used in financing activities decreased $3.9 million in the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011.  In the first quarter of fiscal year 2012, we used $6.1 million for payments on both long-term and short-term debt.  Our next potential principal payment may occur November 15, 2011 when the Convertible Note holders have the right to require us to repurchase for cash all or a portion of the Convertible Notes outstanding of $37.6 million.

In the first quarter of fiscal year 2011, proceeds from the issuance of debt resulted from the private placement of our 10.5% Senior Notes. The proceeds of $182.5 million were used to repay all of the outstanding indebtedness under our credit facility with K Financing, our EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and our term loan with Vishay.  We used $38.1 million to retire $40.5 million in aggregate principal amount of our Convertible Notes and $6.6 million to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We made a principal payment related to UniCredit Facility A on April 1, 2010 for EUR 7.7 million ($10.4 million). The refinancing of our debt resulted in a reduction to our short-term debt of $26.5 million (as measured on May 5, 2010).

Commitments

Our commitments have not changed materially from those disclosed in our 2011 Annual Report.

Non-U.S. GAAP Financial Measures

To complement our Condensed Consolidated Statements of Operations and Cash Flows, we use non-U.S. GAAP financial measures of Adjusted operating income, Adjusted net income and Adjusted EBITDA.  Management believes that Adjusted operating income, Adjusted net income and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors.  The presentation of these non-U.S. GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.

Adjusted operating income is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2011	2010
Operating income	$40,842	$28,535

Adjustments:
Restructuring charges	1,025	1,792
Stock-based compensation expense	1,191	149
Net loss on sales and disposals of assets	123	335
ERP integration costs	1,205	280
Stock registration related fees	204	—
Acquisition related fees	610	—
Total adjustments	4,358	2,556

Adjusted operating income	$45,200	$31,091

Adjusted net income is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2011	2010
Net income (loss)	$31,849	$(20,099)

Adjustments:
Restructuring charges	1,025	1,792
Amortization included in interest expense	1,044	1,924
Net loss on sales and disposals of assets	123	335
Net foreign exchange (gain) loss	(123)	1,272
Stock-based compensation expense	1,191	149
ERP integration costs	1,205	280
Stock registration related fees	204
Acquisition related fees	610	—
Loss on early extinguishment of debt	—	38,248
Income tax impact of adjustments	(159)	(268)
Total adjustments	5,120	43,732

Adjusted net income	$36,969	$23,633

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2011	2010
Net income (loss)	$31,849	$(20,099)

Adjustments:
Income tax expense	1,731	1,275
Interest expense, net	7,357	7,437
Depreciation and amortization	11,159	14,510
Restructuring charges	1,025	1,792
Net foreign exchange (gain) loss	(123)	1,272
Stock-based compensation expense	1,191	149
Net loss on sales and disposals of assets	123	335
ERP integration costs	1,205	280
Stock registration related fees	204	—
Acquisition related fees	610	—
Loss on early extinguishment of debt	—	38,248
Total adjustments	24,482	65,298

Adjusted EBITDA	$56,331	$45,199

Adjusted operating income represents operating income, excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income to facilitate our analysis and understanding of our business operations and believe that Adjusted operating income is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted operating income should not be considered as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP.

Adjusted net income represents net income (loss), excluding adjustments which are more specifically outlined in the quantitative reconciliation provided above. We use Adjusted net income to evaluate our operating performance and believe that Adjusted net income is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted net income should not be considered as an alternative to net income (loss), operating income or any other performance measures derived in accordance with U.S. GAAP.

Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization expense, adjusted to exclude restructuring charges, net foreign exchange loss, stock registration related fees, ERP integration costs, stock-based compensation expense, net loss on sales and disposals of assets, acquisition related fees and loss on the early extinguishment of debt. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

There were no accounting standards adopted in the first quarter of fiscal year 2012.

New accounting standards issued but not yet adopted

There are currently no accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes regarding the Company’s market risk position from the information included in the Company’s 2011 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2011 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

At the July 27, 2011 annual meeting of stockholders, an amendment to the Company’s Restated Certificate of Incorporation to reduce the number of authorized shares of common stock from 300,000,000 to 175,000,000 was approved.  The amendment became effective August 1, 2011 pursuant to a Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of Delaware.

Item 6. Exhibits

Exhibit 3.1 Second Restated Certificate of Incorporation of the Company

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011, and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2011
KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 3.1 Second Restated Certificate of Incorporation of the Company

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarter ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011, and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.