Form 10-Q
period 2011-09-30
KEMET CORP
filed 2011-11-03
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2011 was 44,630,742.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,163	$152,051
Accounts receivable, net	114,499	150,370
Inventories, net	224,573	206,440
Restricted cash	36,497	—
Prepaid expenses and other	31,477	28,097
Deferred income taxes	5,351	5,301
Total current assets	539,560	542,259
Property and equipment, net of accumulated depreciation of $762,380 and $740,773 as of September 30, 2011 and March 31, 2011, respectively	310,032	310,412
Goodwill and intangible assets, net	21,329	20,092
Other assets	10,765	11,546
Total assets	$881,686	$884,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,695	$42,101
Accounts payable, trade	74,424	90,997
Accrued expenses	77,036	88,291
Income taxes payable	3,044	4,265
Total current liabilities	192,199	225,654
Long-term debt, less current portion	229,611	231,215
Other non-current obligations	51,780	59,727
Deferred income taxes	8,559	7,960

Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 and 300,000 shares, issued 46,508 and 39,508 shares, at September 30, 2011 and March 31, 2011, respectively	465	395
Additional paid-in capital	469,969	479,322
Retained deficit	(41,578)	(87,745)
Accumulated other comprehensive income	14,122	22,555
Treasury stock, at cost (1,880 and 2,370 shares at September 30, 2011 and March 31, 2011, respectively)	(43,441)	(54,774)
Total stockholders’ equity	399,537	359,753

Total liabilities and stockholders’ equity	$881,686	$884,309

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net sales	$265,514	$248,588	$555,370	$492,382

Operating costs and expenses:
Cost of sales	203,319	178,870	413,823	361,756
Selling, general and administrative expenses	28,355	24,999	58,631	49,214
Research and development	7,362	6,224	14,448	12,255
Restructuring charges	1,605	2,303	2,630	4,095
Net (gain) loss on sales and disposals of assets	(40)	(1,770)	83	(1,435)
Total operating costs and expenses	240,601	210,626	489,615	425,885

Operating income	24,913	37,962	65,755	66,497

Other (income) expense:
Interest income	(31)	(84)	(74)	(105)
Interest expense	7,282	7,334	14,682	14,792
Other (income) expense, net	1,297	(4,792)	1,202	(3,118)
Loss on early extinguishment of debt	—	—	—	38,248

Income before income taxes	16,365	35,504	49,945	16,680

Income tax expense	2,047	593	3,778	1,868

Net income	$14,318	$34,911	$46,167	$14,812

Net income per share:
Basic	$0.32	$1.29	$1.10	$0.55
Diluted	$0.27	$0.68	$0.88	$0.29

Weighted-average shares outstanding:
Basic	44,370	27,092	41,924	27,092
Diluted	52,230	51,194	52,307	50,529

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended September 30,
	2011	2010
Sources (uses) of cash and cash equivalents Operating activities:
Net income	$46,167	$14,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,011	28,642
Amortization of debt discount and debt issuance costs	2,056	2,754
Net (gain) loss on sales and disposals of assets	83	(1,435)
Stock-based compensation expense	2,175	482
Change in deferred income taxes	379	(418)
Change in operating assets	18,438	(39,109)
Change in operating liabilities	(42,517)	14,376
Other	1,197	(1,907)
Loss on early extinguishment of debt	—	38,248
Net cash provided by operating activities	50,989	56,445

Investing activities:
Capital expenditures	(20,105)	(13,821)
Acquisition, net of cash received	(11,584)	—
Proceeds from sales of assets	—	5,425
Net cash used in investing activities	(31,689)	(8,396)

Financing activities:
Change in restricted cash	(36,497)	—
Proceeds from issuance of debt	—	227,434
Payments of long-term debt	(4,084)	(228,543)
Net payments under other credit facilities	(3,153)	(1,779)
Proceeds from exercise of stock options	159	—
Debt issuance costs	(29)	(7,461)
Debt extinguishment costs	—	(207)
Net cash used in financing activities	(43,604)	(10,556)
Net increase (decrease) in cash and cash equivalents	(24,304)	37,493
Effect of foreign currency fluctuations on cash	(584)	762
Cash and cash equivalents at beginning of fiscal period	152,051	79,199
Cash and cash equivalents at end of fiscal period	$127,163	$117,454

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

Net sales and operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented in the Company’s 2011 Annual Report.

Recently Issued Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the six month period ended September 30, 2011.

New accounting standards issued but not yet adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  ASU 2011-05 will be effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011.

In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.

The adoption of these accounting standards will not have a material effect on the Company’s consolidated financial statements.  There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Restricted Cash

On August 15, 2011, the Company elected to have a restriction placed on a portion of the Company’s cash balance as set forth in the Loan and Security Agreement (hereinafter defined).  The restriction arose due to the Company’s next potential principal payment on November 15, 2011 when the holders of the Convertible Notes (hereinafter defined) have the right to require the Company to repurchase for cash all or a portion of the Convertible Notes outstanding of $36.5 million.  The $36.5 million is included in the line item “Restricted cash” on the Condensed Consolidated Balance Sheet as of September 30, 2011.

A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Valued-Added Tax (“VAT”) registration in The Netherlands.  The bank guarantee is in the amount of EUR 1.5 million ($2.0 million). An interest-bearing deposit was placed with a European bank for EUR 1.7 million ($2.2 million). The deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money if a valid claim against the bank guarantee is made. The bank guarantee will remain valid until it is discharged by the beneficiary.  Restricted cash of $2.2 million and $2.3 million is included in the line item “Other assets” on the Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011, respectively.

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

On December 20, 2010, in connection with a secondary offering in which K Equity was the selling security holder, K Equity exercised a portion of the Platinum Warrant representing the right to purchase 10.9 million shares of the Company’s common stock to the underwriters of the secondary offering, who exercised their full portion of the warrant at a price of $12.80 per share in a cashless exercise and received a net settlement of 10.0 million shares of the Company’s common stock.  These shares were sold as part of the secondary offering and KEMET did not receive any of the proceeds from the transaction.  K Equity retained the remaining portion of the warrant.

On May 31, 2011, K Equity sold a portion of the Platinum Warrant to Deutsche Bank Securities Inc., in connection with the offering of 7.0 million shares of the Company’s common stock, at a public offering price of $14.60 per share.  This transaction resulted in a 7.5 million share reduction to the outstanding warrants due to K Equity’s cashless exercise.  K Equity retains the remaining portion of the warrant, representing the right to purchase 8.4 million shares of the Company’s common stock.

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

Assets measured at fair value on a recurring basis as of September 30, 2011 and March 31, 2011 are as follows (amounts in thousands):

	Fair Value September 30,	Fair Value Measurement Using			Fair Value March 31,	Fair Value Measurement Using
	2011	Level 1	Level 2 (2)	Level 3	2011	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$31,192	$31,192	$—	$—	$51,157	$51,157	$—	$—
Debt	283,635	280,274	3,361	—	307,543	301,379	6,164	—

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were approximately 1% for the quarters and six month periods ended September 30, 2011 and 2010. The Company recognizes warranty costs when they are both probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2011	March 31, 2011
Raw materials and supplies	$96,059	$78,913
Work in process	69,532	78,681
Finished goods	76,240	64,310
	241,831	221,904
Inventory reserves	(17,258)	(15,464)
Total inventory	$224,573	$206,440

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	September 30,	March 31,
	2011	2011

10.5% Senior Notes, net of discount of $2,655 and $2,792 as of September 30, 2011 and March 31, 2011, respectively	$227,345	$227,208
Convertible Notes, net of discount of $344 and $1,569 as of September 30, 2011 and March 31, 2011, respectively	36,153	39,012
Other	3,808	7,096
Total debt	267,306	273,316
Current maturities	(37,695)	(42,101)
Total long-term debt	$229,611	$231,215

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and six months ended September 30, 2011 and 2010, is as follows (amounts in thousands):

	Quarters Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contractual interest expense	$6,270	$6,504	$12,626	$12,038
Amortization of debt issuance costs	280	177	555	606
Amortization of debt discount	732	653	1,501	2,148
Total interest expense	$7,282	$7,334	$14,682	$14,792

10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  The private placement of the 10.5% Senior Notes resulted in proceeds to the Company of $222.2 million. The Company used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under a credit facility with K Financing, a EUR 60 million credit facility and a EUR 35 million credit facility with UniCredit Corporate Banking S.pA. (“UniCredit”) and a term loan with a subsidiary of Vishay Intertechnology, Inc. The Company used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the 2.25% Convertible Senior Notes and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $5.8 million as of September 30, 2011; these costs are being amortized over the term of the 10.5% Senior Notes.

On October 26, 2010, the Company filed a Form S-4 to offer, in exchange for the outstanding 10.5% Senior Notes due 2018 (“Old Notes”), up to $230.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 and the guarantees thereof which had been registered under the Securities Act of 1933, as amended. The Form S-4 was declared effective on December 14, 2010 and on January 13, 2011 the Company completed the exchange for all of the Old Notes.

The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $10.1 million at September 30, 2011 and March 31, 2011.

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

Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $1.1 million and $1.3 million as of September 30, 2011 and March 31, 2011, respectively.  These costs are being amortized over the term of the Loan and Security Agreement.  There were no borrowings against the Loan and Security Agreement as of September 30, 2011 or March 31, 2011.

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

The terms of the Convertible Notes are governed by the Convertible Notes Indenture. The Convertible Notes mature on November 15, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Convertible Notes for cash, either in whole or in part, any time after November 20, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including additional interest, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes will have the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on November 15, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase. Currently there is $36.5 million of Convertible Notes outstanding.

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

Platinum Credit Facility

On May 5, 2009, the Company executed a credit facility with K Financing, an affiliate of Platinum Equity Capital Partners II, L.P. (the “Platinum Credit Facility”). The Platinum Credit Facility consisted of a term loan of $37.8 million (“Platinum Term Loan”), a line of credit loan (“Platinum Line of Credit Loan”) that could be borrowed from time to time (but not reborrowed after being repaid) of up to $12.5 million and a working capital loan (“Platinum Working Capital Loan”) of up to $12.5 million. On May 5, 2010, the Company applied a portion of the proceeds of the 10.5% Senior Notes to extinguish the Platinum Term Loan, the Platinum Line of Credit Loan, and the Platinum Working Capital Loan.  The extinguishment of the Platinum Credit Facility resulted in a $33.3 million loss on early extinguishment of debt due to the significant debt discount allocated to the Platinum Credit Facility upon issuance. The calculation of the loss is as follows (amounts in thousands):

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

On May 5, 2010, the Company applied a portion of the proceeds of the 10.5% Senior Notes to extinguish Facility A and Facility B.  The extinguishment resulted in a $3.4 million loss on early extinguishment of debt. The calculation of the loss is as follows (amounts in thousands):

Reacquisition price:
Cash paid	$104,683
Extinguished debt:
Carrying amount of debt	104,674
Unamortized debt cost	(3,343)
101,331

Net loss	$(3,352)

Note 3. Restructuring Charges

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and six months ended September 30, 2011 and 2010, is as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Manufacturing relocation costs	$637	$1,642	$1,385	$3,080
Personnel reduction costs	968	661	1,245	1,015
Restructuring charges	$1,605	$2,303	$2,630	$4,095

Six Months Ended September 30, 2011

In the second quarter of fiscal year 2010, the Company initiated the first phase of a plan to restructure the Film and Electrolytic Business Group (“Film and Electrolytic”) and to reduce overhead within the Company as a whole.  The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.  Restructuring charges in the six months ended September 30, 2011 relate to this plan and are primarily comprised of manufacturing relocation costs of $1.4 million for relocation of equipment to China and Mexico.  In addition, the Company incurred $1.2 million in personnel reduction costs primarily due to headcount reductions in the Mexican operations of the Tantalum Business Group (“Tantalum”).

Six Months Ended September 30, 2010

Restructuring expenses in the six month period ended September 30, 2010 are primarily comprised of manufacturing relocation costs of $3.1 million for relocation of equipment from various plants to Mexico or China as well as relocation of the European distribution center.  In addition, the Company incurred $1.0 million in personnel reduction costs due primarily to headcount reductions within Film and Electrolytic.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$1,751	$—	$6,696	$—
Costs charged to expense	967	638	661	1,642
Costs paid or settled	(1,529)	(638)	(1,280)	(1,642)
Change in foreign exchange	(68)	—	662	—
End of period	$1,121	$—	$6,739	$—

	Six Months Ended September 30, 2011		Six Months Ended September 30, 2010
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$1,825	$—	$8,398	$—
Costs charged to expense	1,245	1,385	1,015	3,080
Costs paid or settled	(1,904)	(1,385)	(2,770)	(3,080)
Change in foreign exchange	(45)	—	96	—
End of period	$1,121	$—	$6,739	$—

Note 4. Accumulated Other Comprehensive Income

Comprehensive income for the quarters and six months ended September 30, 2011 and 2010 includes the following components (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income	$14,318	$34,911	$46,167	$14,812

Amortization of postretirement benefit plan	(91)	(75)	(161)	(150)
Amortization of defined benefit pension plans	100	37	216	112
Currency translation gain (loss) (1)	(11,592)	15,942	(8,487)	5,168
Net income and other comprehensive income	$2,735	$50,815	$37,735	$19,942

(1) Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there was no significant deferred tax effect associated with the cumulative currency translation gains and losses during the quarters and six month periods ended September 30, 2011 and September 30, 2010.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	September 30, 2011	March 31, 2011
Foreign currency translation gain	$18,589	$27,076
Defined benefit postretirement plan adjustments	1,949	2,111
Defined benefit pension plans	(6,416)	(6,632)
Accumulated other comprehensive income	$14,122	$22,555

Note 5. Goodwill and Intangible Assets

On June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of aluminum electrolytic capacitors.  The purchase price was $15 million plus or minus an adjustment amount, of which $11.6 million (net of cash received) was paid at closing and $1.0 million is to be paid on each of the first, second and third anniversaries of the closing date.  The Company recorded goodwill of $1.1 million and amortizable intangibles of $1.7 million.  The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities.  Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) include the trained workforce. Pro forma results are not presented because the acquisition was not material.

The following table highlights the Company’s intangible assets (amounts in thousands):

	September 30, 2011		March 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite Lived Intangibles:
Goodwill	$1,092	$—	$—	$—
Trademarks	7,644	—	7,644	—
Unamortized Intangibles	8,736	—	7,644	—

Amortized Intangibles:
Customer relationships, patents and other (3-18 years)	21,577	8,984	20,910	8,462

	$30,313	$8,984	$28,554	$8,462

The Company completed its annual impairment test on the indefinite lived intangible assets in the first quarter of fiscal year 2012 and concluded no impairment existed.

Note 6. Segment and Geographic Information

The Company is organized into three business groups: Tantalum, the Ceramic Business Group (“Ceramic”), and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by the business groups and are allocated to each business group based on the business group’s respective budgeted net sales. In addition, all corporate costs are allocated to the business groups based on the business group’s respective budgeted net sales.

Tantalum

Tantalum operates in five manufacturing sites in the United States, Mexico, China, and Portugal. This business group produces tantalum and aluminum polymer capacitors. Tantalum shares with Ceramic the Company’s product innovation center in the United States.  Tantalum products are sold in all regions of the world.

Ceramic

Ceramic operates in two manufacturing sites in Mexico and a manufacturing site in China. The business group shares with Tantalum the Company’s product innovation center in the United States.  In addition, Ceramic maintains a design and manufacturing plant for electrical transformers, inductors, chokes, coils and filters in the United States.  This business group produces ceramic capacitors.  Ceramic products are sold in all regions of the world.

Film and Electrolytic

Film and Electrolytic operates in sixteen manufacturing sites in Europe, Asia and North America. This business group produces film, paper, and electrolytic capacitors. In addition, the business group has a product innovation center in Sweden.  Film and Electrolytic products are sold in all regions in the world.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and six months ended September 30, 2011 and 2010 (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Tantalum	$112,290	$123,873	$234,733	$237,441
Ceramic	56,112	56,730	115,491	111,054
Film and Electrolytic	97,112	67,985	205,146	143,887
	$265,514	$248,588	$555,370	$492,382

Operating income (1):
Tantalum	$10,601	$27,466	$28,013	$44,972
Ceramic	10,553	13,324	21,409	24,354
Film and Electrolytic	3,759	(2,828)	16,333	(2,829)
	$24,913	$37,962	$65,755	$66,497

Depreciation and amortization expenses:
Tantalum	$6,705	$8,788	$12,913	$17,106
Ceramic	2,002	4,653	3,805	6,922
Film and Electrolytic	3,145	691	6,293	4,614
	$11,852	$14,132	$23,011	$28,642

Sales by region:
North and South America (Americas)	$81,662	$70,915	$154,422	$127,701
Europe, Middle East, Africa (EMEA)	106,897	85,651	209,609	172,023
Asia and Pacific Rim (APAC)	76,954	92,022	191,339	192,658
	$265,513	$248,588	$555,370	$492,382

(1)          Restructuring charges included in Operating income are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Total restructuring:
Tantalum	$864	$322	$899	$779
Ceramic	49	93	88	187
Film and Electrolytic	692	1,888	1,643	3,129
	$1,605	$2,303	$2,630	$4,095

The following table reflects each business group’s total assets as of September 30, 2011 and March 31, 2011 (amounts in thousands):

	September 30, 2011	March 31, 2011
Total assets:
Tantalum	$369,352	$435,311
Ceramic	160,111	179,639
Film and Electrolytic	352,223	269,359
	$881,686	$884,309

Note 7.  Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include seven in Europe, one in Singapore and two in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2011 and 2010 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Quarters Ended September 30,		Quarters Ended September 30,
	2011	2010	2011	2010
Net service cost	$331	$266	$—	$—
Interest cost	533	457	8	16
Expected return on net assets	(175)	(164)	—	—
Amortization:
Actuarial (gain) loss	96	31	(91)	(79)
Prior service cost	6	5	—	—

Total net periodic benefit (income) costs	$791	$595	$(83)	$(63)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the six month periods ended September 30, 2011 and 2010 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net service cost	$663	$532	$—	$—
Interest cost	1,067	914	22	31
Expected return on net assets	(350)	(328)	—	—
Amortization:
Actuarial (gain) loss	191	62	(162)	(158)
Prior service cost	12	10	—	—

Total net periodic benefit (income) costs	$1,583	$1,190	$(140)	$(127)

In fiscal year 2012, the Company expects to contribute up to $4.5 million to the pension plans of which the Company has contributed $0.5 million as of September 30, 2011.  The Company’s policy is to pay benefits as costs are incurred for the postretirement benefit plans.

Note 8. Stock-based Compensation

Stock Options

At September 30, 2011, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”). All of these plans were approved by the Company’s stockholders. The 2011 Incentive Plan has authorized the grant of up to 4.8 million shares of the Company’s common stock, which is comprised of 4.0 million shares under the new plan and 0.8 million shares which remained under the Prior Plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards.  Options issued under these plans usually vest in one or two years and expire ten years from the grant date.  Stock options granted to the Company’s Chief Executive Officer on January 27, 2010 vest 50% on September 30, 2014 and 50% on September 30, 2015.

The compensation expense associated with stock-based compensation for the quarters and six month periods ended September 30, 2011 and 2010 were recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Cost of sales	$207	$32	$455	$70
Selling, general and administrative expenses	777	301	1,720	412
Total stock-based compensation expense	$984	$333	$2,175	$482

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income for the six month periods ended September 30, 2011 and 2010. Approximately 52 thousand stock options were exercised in the six month period ended September 30, 2011.  No stock options were exercised during the six month period ended September 30, 2010.

Restricted Stock

The Company grants shares of its common stock as restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock granted to the Board of Directors vests in one year while restricted stock granted to the Chief Executive Officer on January 27, 2010 vests 50% on September 30, 2014 and 50% on September 30, 2015. Once vested, restricted shares cannot be sold until 90 days after the Chief Executive Officer or the member of the Board of Directors resigns from his position.  The contractual term on restricted stock is indefinite. In the second quarter of fiscal year 2011, 47 thousand shares of restricted stock were granted to the non-management members of the Board of Directors.  As of September 30, 2011, there was $0.2 million in unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted.

2012/2013 LTIP

During the first quarter of fiscal year 2012, the Board of Directors of the Company approved the 2012/2013 LTIP , a new long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2012 and 2013.  At the time of the award, participants will receive restricted shares of the Company’s common stock of up to 100% of the award earned.  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and recorded expense of $0.6 million and $1.3 million in the quarter ended and six month period ended September 30, 2011, respectively.  For the first and second quarters of fiscal year 2012, the Company anticipated that the award will be paid out entirely in restricted shares; accordingly the equity component is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets for the quarter ended September 30, 2011, based on this assessment.  The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2011/2012 LTIP

During the first quarter of fiscal year 2011, the Board of Directors of the Company approved the 2011/2012 LTIP , a long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2011 and 2012.  At the time of the award, participants will receive at least 10% of the award in restricted shares of the Company’s common stock; and the remainder will be realized in cash.  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and recorded expense of $1.3 million in the six month period ended September 30, 2011, based on this assessment. The Company recorded no expense for the quarter ended September 30, 2011.  As of September 30, 2011, the Company has accrued $5.6 million and the related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and $0.6 million in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.  The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2010/2011 LTIP

During the second quarter of fiscal year 2010, the Board of Directors of the Company approved the 2010/2011 LTIP, a long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2010 and 2011.  At the time of the award and at the sole discretion of the Compensation Committee, participants may receive up to 15% of the award in restricted shares of the Company’s common stock, and the remainder of the award will be realized in cash.  During the second quarter of fiscal year 2012, the Company paid the cash component of the award and issued 15% of the total award in restricted shares.

Note 9. Income Taxes

During the second quarter of fiscal year 2012, the Company incurred $2.0 million of income tax expense which was comprised of $2.2 million of income tax expense from foreign operations and $0.2 million of state income tax benefit related to a prior year refund.  There was no U.S. federal income tax expense in the quarter ended September 30, 2011 due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

During the second quarter of fiscal year 2011, the net income tax expense of $0.6 million related to foreign operations.  There was no federal or state income tax expense due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

Income tax expense for the six month period ended September 30, 2011 was $3.8 million, comprised of $4.8 million related to foreign operations, a $0.9 million U.S. federal income tax benefit related to a prior year settlement, and $0.1 million of state income tax benefit.

During the six month period ended September 30, 2010, income tax expense was $1.9 million, comprised of a $1.8 million income tax expense related to foreign operations and $0.1 million of state income tax expense.  No federal tax benefit was recognized from the loss on early extinguishment of debt due to the Company’s position regarding its valuation allowance.  The $1.8 million foreign income tax expense includes a $0.4 million tax expense as a result of a tax law change in Portugal.

The effective income tax rate was 7.6% and 11.2% for the six month periods ended September 30, 2011 and 2010, respectively.

Note 10. Reconciliation of Basic and Diluted Net Income Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS (amounts in thousands, except per share data):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$14,318	$34,911	$46,167	$14,812

Denominator:
Weighted-average shares outstanding:
Basic	44,370	27,092	41,924	27,092
Assumed conversion of employee stock options	299	305	335	260
Assumed conversion of Closing Warrant	7,561	23,797	10,048	23,177
Diluted	52,230	51,194	52,307	50,529

Net income per share:
Basic	$0.32	$1.29	$1.10	$0.55
Diluted	$0.27	$0.68	$0.88	$0.29

Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Assumed conversion of employee stock options	903	767	710	807

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

Note 12. Concentrations of Risks

Sales and Credit Risks

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  One customer, TTI, Inc., accounted for over 10% of the Company’s net sales in the quarters and six month periods ended September 30, 2011 and 2010.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at September 30, 2011 or March 31, 2011.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 44% and 51% of the Company’s net sales in the six month periods ended September 30, 2011 and 2010, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

As of September 30, 2011, KEMET had approximately 10,400 employees, of which 680 are located in the United States, 5,070 in Mexico, 2,520 in Asia and 2,130 in Europe.  The number of employees represented by labor organizations at KEMET locations in each of the following countries is:  4,000 hourly employees in Mexico (as required by Mexican law), 700 employees in Italy, 690 employees in Indonesia, 300 employees in Portugal, 220 employees in China, 290 employees in Bulgaria, 220 employees in Finland and 90 employees in Sweden.  For fiscal year 2011 and the current fiscal year to date, the Company has not experienced any major work stoppages. The Company’s labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

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

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,705	$92,255	$28,203	$—	$127,163
Accounts receivable, net	—	45,596	68,903	—	114,499
Intercompany receivable	178,197	90,395	165,663	(434,255)	—
Inventories, net	—	125,767	99,103	(297)	224,573
Restricted cash	—	36,497	—	—	36,497
Prepaid expenses and other	208	9,770	21,499	—	31,477
Deferred income taxes	(131)	1,204	4,278	—	5,351
Total current assets	184,979	401,484	387,649	(434,552)	539,560
Property and equipment, net	42	95,726	214,264	—	310,032
Investments in subsidiaries	399,546	346,081	(5,348)	(740,279)	—
Intangible assets, net	—	10,902	10,427	—	21,329
Other assets	5,791	3,751	1,223	—	10,765
Long-term intercompany receivable	80,056	97,255	—	(177,311)	—
Total assets	$670,414	$955,199	$608,215	$(1,352,142)	$881,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$36,153	$—	$1,542	$—	$37,695
Accounts payable, trade	—	29,302	45,122	—	74,424
Intercompany payable	2,237	331,916	100,399	(434,552)	—
Accrued expenses	8,058	27,943	41,035	—	77,036
Income taxes payable	(2,790)	2,754	3,080	—	3,044
Total current liabilities	43,658	391,915	191,178	(434,552)	192,199
Long-term debt, less current portion	227,345	—	2,266	—	229,611
Other non-current obligations	—	5,486	46,294	—	51,780
Deferred income taxes	(131)	2,053	6,637	—	8,559
Long-term intercompany payable	—	80,056	97,255	(177,311)	—
Stockholders’ equity	399,542	475,689	264,585	(740,279)	399,537

Total liabilities and stockholders’ equity	$670,414	$955,199	$608,215	$(1,352,142)	$881,686

Condensed Consolidating Balance Sheet

March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,417	$119,326	$26,308	$—	$152,051
Accounts receivable, net	—	64,380	85,990	—	150,370
Intercompany receivable	190,973	176,233	197,329	(564,535)	—
Inventories, net	—	113,908	92,830	(298)	206,440
Prepaid expenses and other	302	11,034	16,761	—	28,097
Deferred income taxes	(596)	1,373	4,524	—	5,301
Total current assets	197,096	486,254	423,742	(564,833)	542,259
Property and equipment, net	122	82,962	227,328	—	310,412
Investments in subsidiaries	347,997	333,801	(5,686)	(676,112)	—
Intangible assets, net	—	8,666	11,426	—	20,092
Other assets	6,160	4,356	1,030	—	11,546
Long-term intercompany receivable	84,231	102,324	—	(186,555)	—
Total assets	$635,606	$1,018,363	$657,840	$(1,427,500)	$884,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,012	$—	$3,089	$—	$42,101
Accounts payable, trade	40	32,762	58,195	—	90,997
Intercompany payable	732	419,043	145,058	(564,833)	—
Accrued expenses	10,837	31,330	46,124	—	88,291
Income taxes payable	(1,380)	1,434	4,211	—	4,265
Total current liabilities	49,241	484,569	256,677	(564,833)	225,654
Long-term debt, less current portion	227,208	—	4,007	—	231,215
Other non-current obligations	—	7,989	51,738	—	59,727
Deferred income taxes	(596)	2,169	6,387	—	7,960
Long-term intercompany payable	—	84,231	102,324	(186,555)	—
Stockholders’ equity	359,753	439,405	236,707	(676,112)	359,753

Total liabilities and stockholders’ equity	$635,606	$1,018,363	$657,840	$(1,427,500)	$884,309

Condensed Consolidating Statement of Operations

For the Quarter Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$249,751	$245,315	$(229,552)	$265,514

Operating costs and expenses:
Cost of sales	124	200,097	225,122	(222,024)	203,319
Selling, general and administrative expenses	5,617	17,496	13,621	(8,379)	28,355
Research and development	—	5,276	2,086	—	7,362
Restructuring charges	—	1,357	248	—	1,605
Net (gain) loss on sales and disposals of assets	—	10	(50)	—	(40)
Total operating costs and expenses	5,741	224,236	241,027	(230,403)	240,601

Operating income (loss)	(5,741)	25,515	4,288	851	24,913

Other (income) expense:
Interest income	(2)	(10)	(19)	—	(31)
Interest expense	7,031	84	167	—	7,282
Other (income) expense, net	(10,250)	15,833	(4,286)	—	1,297
Equity in earnings of subsidiaries	(16,584)	—	—	16,584	—
Income before income taxes	14,064	9,608	8,426	(15,733)	16,365

Income tax expense (benefit)	(254)	(506)	2,807	—	2,047

Net income	$14,318	$10,114	$5,619	$(15,733)	$14,318

Condensed Consolidating Statement of Operations

For the Quarter Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$242,856	$236,659	$(230,927)	$248,588

Operating costs and expenses:
Cost of sales	—	183,304	216,192	(220,626)	178,870
Selling, general and administrative expenses	11,925	15,031	6,949	(8,906)	24,999
Research and development	—	4,840	1,384	—	6,224
Restructuring charges	—	1,540	763	—	2,303
Net (gain) loss on sales and disposals of assets	—	(1,807)	37	—	(1,770)
Total operating costs and expenses	11,925	202,908	225,325	(229,532)	210,626

Operating income (loss)	(11,925)	39,948	11,334	(1,395)	37,962

Other (income) expenses:
Interest income	(4)	(131)	(9)	60	(84)
Interest expense	7,093	—	301	(60)	7,334
Other (income) expense, net	(12,005)	3,145	3,742	326	(4,792)
Equity in earnings of subsidiaries	(41,920)	—	—	41,920	—
Income before income taxes	34,911	36,934	7,300	(43,641)	35,504

Income tax expense	—	40	585	(32)	593

Net income	$34,911	$36,894	$6,715	$(43,609)	$34,911

 Condensed Consolidating Statement of Operations

For the Six Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$519,438	$525,337	$(489,405)	$555,370

Operating costs and expenses:
Cost of sales	286	426,505	459,690	(472,658)	413,823
Selling, general and administrative expenses	17,066	33,211	25,715	(17,361)	58,631
Research and development	—	10,303	4,145	—	14,448
Restructuring charges	—	1,838	792	—	2,630
Net loss on sales and disposals of assets	3	29	51	—	83
Total operating costs and expenses	17,355	471,886	490,393	(490,019)	489,615

Operating income (loss)	(17,355)	47,552	34,944	614	65,755

Other (income) expenses:
Interest income	(6)	(27)	(41)	—	(74)
Interest expense	14,134	158	390	—	14,682
Other (income) expense, net	(21,794)	23,820	(893)	69	1,202
Equity in earnings of subsidiaries	(54,664)	—	—	54,664	—
Income before income taxes	44,975	23,601	35,488	(54,119)	49,945

Income tax expense (benefit)	(1,192)	97	4,873	—	3,778

Net income	$46,167	$23,504	$30,615	$(54,119)	$46,167

Condensed Consolidating Statement of Operations

For the Six Months Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$472,045	$484,838	$(464,501)	$492,382

Operating costs and expenses:
Cost of sales	—	364,608	441,000	(443,852)	361,756
Selling, general and administrative expenses	20,614	28,299	19,358	(19,057)	49,214
Research and development	—	9,162	3,093	—	12,255
Restructuring charges	—	3,072	1,023	—	4,095
Net (gain) loss on sales and disposals of assets	—	(1,783)	348	—	(1,435)
Total operating costs and expenses	20,614	403,358	464,822	(462,909)	425,885

Operating income (loss)	(20,614)	68,687	20,016	(1,592)	66,497

Other (income) expenses:
Interest income	(13)	(137)	(15)	60	(105)
Interest expense	14,212	94	546	(60)	14,792
Loss on early extinguishment of debt	38,248	—	—	—	38,248
Other (income) expense, net	(14,680)	12,260	(795)	97	(3,118)
Equity in earnings of subsidiaries	(73,193)	—	—	73,193	—
Income before income taxes	14,812	56,470	20,280	(74,882)	16,680

Income tax expense	—	107	1,761	—	1,868

Net income	$14,812	$56,363	$18,519	$(74,882)	$14,812

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by operating activities	$4,214	$32,545	$14,230	$—	$50,989

Investing activities:
Capital expenditures	(1)	(11,505)	(8,599)	—	(20,105)
Acquisitions	—	(11,584)	—	—	(11,584)
Net cash used in investing activities	(1)	(23,089)	(8,599)	—	(31,689)

Financing activities:
Change in restricted cash	—	(36,497)	—	—	(36,497)
Payments of long-term debt	(4,084)	—	—	—	(4,084)
Net payments under other credit facilities	—	—	(3,153)	—	(3,153)
Proceeds from exercise of stock options	159	—	—	—	159
Debt issuance costs	—	(29)	—	—	(29)
Net cash used in financing activities	(3,925)	(36,526)	(3,153)	—	(43,604)
Net increase (decrease) in cash and cash equivalents	288	(27,070)	2,478	—	(24,304)
Effect of foreign currency fluctuations on cash	—	—	(584)	—	(584)
Cash and cash equivalents at beginning of fiscal period	6,417	119,326	26,308	—	152,051
Cash and cash equivalents at end of fiscal period	$6,705	$92,256	$28,202	$—	$127,163

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(13,977)	$48,573	$21,849	$—	$56,445

Investing activities:
Capital expenditures	—	(4,524)	(9,297)	—	(13,821)
Proceeds from sales of assets	—	5,425	—	—	5,425
Net cash provided by (used in) investing activities	—	901	(9,297)	—	(8,396)

Financing activities:
Proceeds from issuance of debt	226,976	—	458	—	227,434
Payments of long-term debt	(210,604)	(15,000)	(2,939)	—	(228,543)
Net payments under other credit facilities	—	—	(1,779)	—	(1,779)
Debt issuance costs	(7,461)	—	—	—	(7,461)
Debt extinguishment costs	(207)	—	—	—	(207)
Net cash provided by (used in) financing activities	8,704	(15,000)	(4,260)	—	(10,556)
Net increase (decrease) in cash and cash equivalents	(5,273)	34,474	8,292	—	37,493
Effect of foreign currency fluctuations on cash	—	(28)	790	—	762
Cash and cash equivalents at beginning of fiscal period	11,602	54,707	12,890	—	79,199
Cash and cash equivalents at end of fiscal period	$6,329	$89,153	$21,972	$—	$117,454

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should”, “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A of the Company’s 2011 Annual Report. The statements are representative only as of the date they are made, and we undertook no obligation to update any forward-looking statement.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) adverse economic conditions could cause the write down of long-lived assets; (iii) an increase in the cost or a decrease in the availability of our principal raw materials; (iv) changes in the competitive environment; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) economic, political, or regulatory changes in the countries in which we operate; (vii) difficulties, delays or unexpected costs in completing the restructuring plan; (viii) inability to attract, train and retain effective employees and management; (ix) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (x) exposure to claims alleging product defects; (xi) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xii) volatility of financial and credit markets affecting our access to capital; (xiii) needing to reduce the total costs of our products to remain competitive; (xiv) potential limitation on the use of net operating losses to offset possible future taxable income; (xv) restrictions in our debt agreements that limit our flexibility in operating our business; and (xvi) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.

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

Business Overview

We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2011, we shipped approximately 35 billion capacitors and in the six month period ended September 30, 2011, we shipped approximately 18 billion capacitors. We believe the medium-to-long term demand for the various types of capacitors we offer will continue to grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We operate 23 production facilities and employ approximately 10,400 employees worldwide. We manufacture capacitors in Europe, Mexico, China, the United States and Indonesia. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.  For the six month period ended September 30, 2011 and for fiscal year 2011, our consolidated sales were $555.4 million and $1,018.5 million, respectively.

We are organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. The Film and Electrolytic business group operates a machinery division located in Sasso Marconi, Italy that provides automation solutions for the manufacture, processing and assembly of metallized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices.  Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and the costs of which are allocated to the business groups. In addition, all corporate costs are allocated to the business groups.

Our Competitive Strengths

We believe that we benefit from the following competitive strengths:

Strong Customer Relationships.    We have a large and diverse customer base. We believe that our persistent emphasis on quality control and history of performance establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world’s major electronics original equipment manufacturers (“OEMs”) (including Alcatel-Lucent USA, Inc., Apple Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive),  electronics manufacturing services providers (“EMSs”) (including Celestica Inc., Elcoteq SE, Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in the six month period ended September 30, 2011. Our largest customer is a distributor, and no single end use customer accounted for more than 5% of our net sales in the six month period ended September 30, 2011. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.

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

Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During the six month periods ended September 30, 2011and 2010, respectively, specialty products accounted for 37.4% and 30.3% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecommunication infrastructure and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award will enable us to produce film capacitors within the United States to support alternative energy products and emerging green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market domestically.  We expect to begin production in the third quarter of fiscal year 2012.

Low-Cost Production.    We believe we have some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China. We believe our manufacturing facilities in China have low production costs and are in close proximity to the large and growing Chinese market; in addition, we have the ability to increase capacity and change product mix to meet our customers’ needs. We believe our operations in Mexico are among the most cost-efficient in the world.  In addition, we believe our manufacturing facility in Bulgaria has low production costs and we are expanding our manufacturing to Macedonia which we believe will also have low production costs.

Our Brand.    Founded by Union Carbide in 1919 as KEMET Laboratories, we believe that we have established a reputation as a high quality, efficient and affordable partner that sets our customers’ needs as the top priority. This has allowed us to successfully attract loyal clientele and enabled us to expand our operations and market share over the past few years. We believe our commitment to addressing the needs of the industry in which we operate has differentiated us from our competitors and established us as the “Easy-To-Buy-From” company.

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

Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers’ varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well positioned to achieve our long-term growth objectives while also improving our profitability. During the second quarter of fiscal year 2012, we introduced 197 new products of which 55 were first to market, and specialty products accounted for 38.8% of our revenue over this period.  During the six month period ended September 30, 2011, we introduced 30,157 new products of which 2,066 were first to market, and specialty products accounted for 37.4% of our revenue over this period.

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

Recent Developments and Trends

Net sales for the quarter ended September 30, 2011 were $265.5 million, which is a 6.8% increase over the same quarter last fiscal year and an 8.4% decrease over the prior fiscal quarter ended June 30, 2011.  Net sales for the six month period ended September 30, 2011 were $555.4 million, which is a 12.8% increase over the same six month period last fiscal year.

On May 31, 2011, K Equity sold a portion of the Platinum Warrant to Deutsche Bank Securities Inc., in connection with the offering of a total of 7.0 million shares of the Company’s common stock, at a public offering price of $14.60 per share.  K Equity retained the remaining portion of the warrant, representing the right to purchase 8.4 million shares of the Company’s common stock.

On June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of electrolytic capacitors.  The purchase price was $15.0 million plus or minus an adjustment amount, of which $11.6 million (net of cash received) was paid at closing and $1.0 million is to be paid on each of the first, second and third anniversaries of the closing date.  As a result of the acquisition, the Company recorded goodwill of $1.1 million and amortizable intangibles of $1.7 million.  The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities.  Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) include the trained workforce.

In July 2011, we announced our plans to construct a new manufacturing facility in Skopje, Macedonia.  This facility is a component of our long-term strategy of consolidating and maintaining manufacturing for our European customer base, while fulfilling our objective of lowering the cost structure associated with Film and Electrolytic. The initial facility will be 100,000 square feet of manufacturing and administrative office space and we expect to employ approximately 200 people when fully operational. The expected completion date of the facility is the second quarter of fiscal year 2013. The investment in this new facility, including transferred assets, is expected to be approximately €12 million ($17 million). The cost of the facility construction during the Company’s current fiscal year is included in the previously announced capital plan for the year.

Outlook

For the third quarter of fiscal year 2012, we expect revenue to decline approximately 10% to 14% compared to the second quarter of fiscal year 2012 and gross margins in the range of 19 to 22%.  The primary driver for this change is volume and mix, driven almost exclusively by the inventory adjustments occurring in the distribution channels.  The accuracy of our forecast is subject to the effect of the floods occurring in Thailand and the uncertainty surrounding the unfortunate economic disaster that will affect many industries in the months ahead.  We are working to fill the pipeline and support those affected by this situation and ramping up our operations to fill the expected supply shortages.  The financial impact, possibly a benefit, of this situation on our operations during this current quarter which ends on December 31, 2011 is unknown at this time.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Second Quarter of Fiscal Year 2012 with the Second Quarter of Fiscal Year 2011

The following table sets forth the operating income for each of our business segments for the quarters ended September 30, 2011 and 2010.  The table also sets forth each of the segments’ net sales as a percent to total net sales and the net income components as a percent to total net sales (dollars in thousands):

	Quarters Ended
	September 30, 2011		September 30, 2010
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$112,290	42.3%	$123,873	49.8%
Ceramic	56,112	21.1%	56,730	22.8%
Film and Electrolytic	97,112	36.6%	67,985	27.4%
	$265,514	100.0%	$248,588	100.0%

Gross margin
Tantalum	$26,747		$41,752
Ceramic	18,387		19,416
Film and Electrolytic	17,061		8,550
	62,195	23.4%	69,718	28.0%

SG&A expenses
Tantalum	11,659		10,981
Ceramic	6,083		6,000
Film and Electrolytic	10,613		8,018
	28,355	10.7%	24,999	10.1%

R&D expenses
Tantalum	3,623		3,104
Ceramic	1,702		1,654
Film and Electrolytic	2,037		1,466
	7,362	2.8%	6,224	2.5%

Restructuring charges
Tantalum	864		322
Ceramic	49		93
Film and Electrolytic	692		1,888
	1,605	0.6%	2,303	0.9%

(Gain) loss on sales and disposals of assets
Tantalum	—		(121)
Ceramic	—		(1,655)
Film and Electrolytic	(40)		6
	(40)	—	(1,770)	-0.7%

Operating income (loss)
Tantalum	10,601		27,466
Ceramic	10,553		13,324
Film and Electrolytic	3,759		(2,828)
	24,913	9.4%	37,962	15.3%

Other (income) expense, net	8,548	3.2%	2,458	1.0%
Income before income taxes	16,365	6.2%	35,504	14.3%
Income tax expense	2,047	0.8%	593	0.2%
Net income	$14,318	5.4%	$34,911	14.0%

Consolidated Comparison of the Second Quarter of Fiscal Year 2012 with the Second Quarter of Fiscal Year 2011

Net Sales

Net sales for the quarter ended September 30, 2011 were $265.5 million compared to $248.6 million in the second quarter of fiscal year 2011, a 6.8% increase due to an increase in average selling prices which was offset by a 6% decrease in unit sales volume.  Average selling prices for capacitors increased 7% due to a favorable shift in both region and product line mix as well as an increase in average selling prices necessary to offset the increase in raw material costs. In addition, the Film and Electrolytic machinery division increased net sales by $15.0 million in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011.  The etched foil manufacturing operation acquired in June 2011 contributed $7.4 million of net sales to the second quarter of fiscal year 2012.

The following table reflects the percentage of net sales by region for the quarters ended September 30, 2011 and 2010:

	Quarters Ended September 30,
	2011	2010
Americas	31%	29%
EMEA	40%	34%
APAC	29%	37%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended September 30, 2011 and 2010:

	Quarters Ended September 30,
	2011	2010
Distributors	43%	53%
EMS	12%	15%
OEM	45%	32%
	100%	100%

Gross Margin

Gross margin for the second quarter of fiscal year 2012 decreased $7.5 million when compared to the second quarter of fiscal year 2011.  The primary contributors to the decline in gross margin were lower unit sales volume and our inability to pass on the entire effect of higher raw material costs to our customers. Gross margin as a percent of net sales declined to 23.4% of net sales in the second quarter of fiscal year 2012, from 28.0% of net sales in the second quarter of fiscal year 2011.  This decline is driven by the decreases of gross margin as a percent of net sales in the Tantalum and Ceramic business groups of 9.9% and 1.4%, respectively. These decreases were offset by a 5.0% increase in gross margin as a percent of net sales in the Film and Electrolytic business group which is primarily due to improvements in average selling prices and a favorable shift in product line mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $28.4 million, or 10.7% of net sales for the second quarter of fiscal year 2012 compared to $25.0 million or 10.1% of net sales for second quarter of fiscal year 2011.  The $3.4 million increase in SG&A expenses primarily consist of the following increases in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011: $1.5 million related to Enterprise Resource Planning (“ERP”) integration costs, $1.0 million in selling expenses consistent with the increase in net sales, and $1.3 million related to marketing expenses.

Research and Development

Research and development expenses were $7.4 million or 2.8% of net sales for the second quarter of fiscal year 2012, compared to $6.2 million, or 2.5% of net sales for the second quarter of fiscal year 2011. The 18.3% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.  The growth in spending also reflects KEMET’s increased focus on specialty product development which requires an increase in expense from sampling, tooling and testing.

Restructuring Charges

We incurred $1.6 million in restructuring charges in the second quarter of fiscal year 2012 compared to $2.3 million in restructuring charges for the second quarter of fiscal year 2011.  The restructuring charges in the second quarter of fiscal year 2012 included $0.6 million for the relocation of equipment to China and Mexico. In addition, the Company incurred $1.0 million in personnel reduction costs primarily due to headcount reductions in the Tantalum business group’s Mexican operations.

Operating Income

Operating income for the quarter ended September 30, 2011 was $24.9 million compared to $38.0 million for the quarter ended September 30, 2010.  Gross margin for the second quarter of fiscal year 2012 decreased $7.5 million as compared to the second quarter of fiscal year 2011. Additionally, SG&A expenses increased $3.4 million and research and development expenses increased $1.1 million for the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011. During the second quarter of fiscal year 2011 a $1.6 million gain was realized on the sale of an idle facility in the U.S. compared to a minimal gain on sales and disposals of assets in the second quarter of fiscal year 2012.

Other (Income) Expense, net

Other (income) expense, net was an expense of $8.5 million in the second quarter of fiscal year 2012 compared to $2.5 million in the second quarter of fiscal year 2011.  During the second quarter of fiscal year 2011, we granted a supplier of tantalum powder and wire and related materials, a non-exclusive license, with a right to sublicense, concerning certain patents and patent applications which resulted in a net gain of $2.0 million.  In addition, in the second quarter of fiscal year 2012 we recognized a $1.4 million foreign currency exchange loss as compared to a $2.7 million gain on foreign currency exchange in the second quarter of fiscal year 2011, primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.

Income Taxes

Our income tax expense for the second quarter of fiscal year 2012 was $2.0 million compared to a $0.6 million income tax expense for the second quarter of fiscal year 2011.  Income tax expense for the second quarter of fiscal year 2012 was comprised of $2.2 million of income tax expense from foreign operations and $0.2 million of state income tax benefit.  There was no U.S. federal income tax expense related to the second quarter of fiscal year 2012 earnings due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.  The effective income tax rate for the second quarter of fiscal year 2012 was 12.5%.

During the second quarter of fiscal year 2011, we incurred $0.6 million of income tax expense related to foreign operations.  The effective income tax rate for the second quarter of fiscal year 2011 was 1.7%.

Business Groups Comparison of the Quarter Ended September 30, 2011 with the Quarter Ended September 30, 2010

Tantalum

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Tantalum business group for the quarters ended September 30, 2011 and 2010 (amounts in thousands, except percentages):

	Quarters Ended
	September 30, 2011		September 30, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$112,290		$123,873
Gross margin	26,747	23.8%	41,752	33.7%
Operating income	10,601	9.4%	27,466	22.2%

Net Sales

Net sales decreased 9.4% during the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011.  Average selling prices increased 36.5% for the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011.  The increase in average selling prices was offset by a 33.6% decrease in unit sales volume during the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011.  The increase in average selling prices was primarily due to our ability to increase selling prices offsetting increases realized in tantalum raw material cost, as well as to a favorable shift in regional sales to the EMEA region.  The EMEA region’s unit sales volume represented 35.4% of the total unit sales volume in the second quarter of the fiscal year 2012 as compared to 21.5% in the same quarter of fiscal year 2011. While OEM and EMS revenue increased, the distributor channel revenue decreased across all regions as their inventory reached levels needed to respond to their customers’ demand.  Sales in the automotive, green technology, and telecommunication sectors remained stable.

Gross Margin

Gross margin decreased by $15.0 million during the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010.  Gross margin as a percentage of Tantalum net sales decreased to 23.8% in the second quarter of fiscal year 2012 as compared to 33.7% in the second quarter of fiscal year 2011.  Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage of Tantalum net sales.

Operating Income

Operating income for the second quarter of fiscal year 2012 was $10.6 million compared to $27.5 million in the second quarter of fiscal year 2011.  The $16.9 million decrease was attributable to a decrease in gross margin of $15 million and an increase in selling, general and administrative, and research and development expenses (“operating expenses”) of $1.2 million when comparing the second quarter of fiscal year 2012 to the second quarter of fiscal year 2011.  This decrease was also attributable to a $0.6 million increase in restructuring charges and a $0.1 million decrease in the net gain on sales and disposals of assets in the second quarter of fiscal year 2012 as compared to the same quarter of fiscal year 2011.

Ceramic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Ceramic business group for the quarters ended September 30, 2011 and 2010 (amounts in thousands, except percentages):

	Quarters Ended
	September 30, 2011		September 30, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$56,112		$56,730
Gross margin	18,387	32.8%	19,416	34.2%
Operating income	10,553	18.8%	13,324	23.5%

Net Sales

Net sales decreased by 1.1% during the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011 primarily because of a decrease in unit sales volume partially offset by a favorable shift in product mix. Unit sales volume decreased 2.1% during the second quarter of fiscal year 2012, as compared to the second quarter of fiscal year 2011 due to declining market demand in Asia.  Average selling prices increased 1.3% primarily due to a favorable shift in regional sales to the Americas from Asia.  Average selling prices are higher in the Americas due to product mix and distribution channel.

Gross Margin

Gross margin as a percentage of Ceramic net sales for the second quarter of fiscal year 2012 decreased by 1.4% to 32.8% due primarily to higher operating costs and lower unit sales volumes. Operating expenses increased $0.7 million related to foreign exchange.  The higher operating costs included utilities, raw materials and labor.

Operating Income

Operating income for the second quarter of fiscal year 2012 decreased $2.8 million primarily due to a $1.6 million gain on the sale of an idle facility in the U.S. in the second quarter of fiscal year 2011.  Gross margin declined $1.0 million when comparing the second quarter of fiscal year 2012 to the second quarter of fiscal year 2011.

Film and Electrolytic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended September 30, 2011 and 2010 (amounts in thousands, except percentages):

	Quarters Ended
	September 30, 2011		September 30, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$97,112		$67,985
Gross margin	17,061	17.6%	8,550	12.6%
Operating income (loss)	3,759	3.9%	(2,828)	(4.2)%

Net Sales

Net sales increased 42.8% in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011. Average selling prices increased 25.7% in the second quarter of fiscal year 2012 as compared to the same quarter last year. The improvement is primarily due to a favorable shift in product line mix. Capacitor unit sales volume for the second quarter of fiscal year 2012 decreased 20.1% compared to the second quarter of fiscal year 2011. Capacitor net sales were favorably impacted by $6.3 million related to foreign exchange.  The Film and Electrolytic machinery division increased net sales by $15.0 million in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011.  The improvement in the Film and Electrolytic machinery division net sales is primarily due to an increase in unit sales volume as well as a $2.1 million benefit related to foreign exchange. The recently acquired etched foil manufacturing operation contributed $7.4 million of net sales.

Gross Margin

Gross margin increased by $8.5 million or 100% in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.  The Film and Electrolytic machinery division increase in net sales contributed to the improvement in gross margin.  Gross margin as a percentage to Film and Electrolytic net sales increased to 17.6% in the second quarter of fiscal year 2012 as compared to 12.6% in the second quarter of fiscal year 2011.  The improvement is primarily due to the improvement in average selling prices and a favorable shift in product line mix.

Operating Income (Loss)

Operating income for the second quarter of fiscal year 2012 was $3.8 million as compared to a loss of $2.8 million in the second quarter of fiscal year 2011.  The improvement is primarily attributable to a $29.1 million increase in net sales and a related $8.5 million increase in gross margin.  Offsetting these improvements was a $3.2 million increase in operating expenses as compared to the second quarter of fiscal year 2011.  Within the operating expenses increase, research and development costs increased $0.6 million to ensure that products are available to support our growth and to meet customer needs.

Comparison of the Six Month Period Ended September 30, 2011 with the Six Month Period Ended September 30, 2010

The following table sets forth the operating income (loss) for each of our business segments for the six month periods ended September 30, 2011 and September 30, 2010.  The table also sets forth each of the segments’ net sales as a percent to total net sales and the net income components as a percent to total net sales (dollars in thousands):

	Six Months Ended
	September 30, 2011		September 30, 2010
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$234,733	42.3%	$237,441	48.2%
Ceramic	115,491	20.8%	111,054	22.6%
Film and Electrolytic	205,146	36.9%	143,887	29.2%
	$555,370	100.0%	$492,382	100.0%

Gross margin
Tantalum	$59,547		$73,127
Ceramic	37,124		37,377
Film and Electrolytic	44,876		20,122
	141,547	25.5%	130,626	26.5%

SG&A expenses
Tantalum	23,617		21,309
Ceramic	12,269		11,442
Film and Electrolytic	22,745		16,463
	58,631	10.6%	49,214	10.0%

R&D expenses
Tantalum	6,966		6,082
Ceramic	3,353		3,026
Film and Electrolytic	4,129		3,147
	14,448	2.6%	12,255	2.5%

Restructuring charges
Tantalum	899		779
Ceramic	88		187
Film and Electrolytic	1,643		3,129
	2,630	0.5%	4,095	0.8%

(Gain) loss on sales and disposals of assets
Tantalum	49		(15)
Ceramic	2		(1,632)
Film and Electrolytic	32		212
	83	—	(1,435)	-0.3%

Operating income (loss)
Tantalum	28,013		44,972
Ceramic	21,409		24,354
Film and Electrolytic	16,333		(2,829)
	65,755	11.8%	66,497	13.5%

Other (income) expense, net	15,810	2.8%	49,817	10.1%
Income before income taxes	49,945	9.0%	16,680	3.4%
Income tax expense	3,778	0.7%	1,868	0.4%
Net income	$46,167	8.3%	$14,812	3.0%

Consolidated Comparison of the Six Month Period Ended September 30, 2011 with the Six Month Period Ended September 30, 2010

Net Sales

Net sales for the six month period ended September 30, 2011 increased by $63.0 million, or 12.8% to $555.4 million compared to the same period in fiscal year 2011 primarily due to an increase in average selling prices.  Average selling prices for capacitors increased 15% due to a favorable shift in both region and product line mix. The increase in average selling prices was offset by a 7% decrease in capacitor unit sales volume.  In addition, the Film and Electrolytic machinery division increased net sales by $29.3 million in the six month period ended September 30, 2011 compared to the six month period ended September 30, 2010.

The following table reflects the percentage of net sales by region for the six month periods ended September 30, 2011 and 2010:

	Six Months Ended September 30,
	2011	2010
Americas	28%	26%
EMEA	38%	35%
APAC	34%	39%
	100%	100%

The following table reflects the percentage of net sales by channel for the six month periods ended September 30, 2011 and 2010:

	Six Months Ended September 30,
	2011	2010
Distributors	44%	51%
EMS	14%	14%
OEM	42%	35%
	100%	100%

Gross Margin

Gross margin was $141.5 million or 25.5% of net sales for the six month period ended September 30, 2011 compared to $130.6 million or 26.5% of net sales for the six month period ended September 30, 2010.  The primary contributor to the higher gross margin was a $24.8 million increase in gross margin related to Film and Electrolytic for the six month period ended September 30, 2011 compared to the same period in fiscal year 2011. This improvement was primarily due to higher average selling prices and a favorable shift in product line mix. This increase in gross margin was offset by a gross margin decline of $13.6 million in Tantalum for the six month period ended September 30, 2011 compared to the same period in fiscal year 2011. Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A expenses for the six month period ended September 30, 2011 were $58.6 million, or 10.6% of net sales, as compared to $49.2 million, or 10.0% of net sales for the same period in fiscal year 2011.  The $9.4 million increase in SG&A expenses included an increase of $3.3 million in selling expenses consistent with the increase in sales.  In addition, there was an increase of $2.5 million related to ERP integration costs, $1.5 million related to marketing expenses, and $0.6 million in acquisition related fees.

Research and Development Expenses

R&D expenses for the six month period ended September 30, 2011 were $14.4 million, or 2.6% of net sales compared to $12.3 million, or 2.5% of net sales for the same period in fiscal year 2011.  The 17.9% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.  The growth in spending also reflects KEMET’s increased focus on specialty product development which requires an increase in sampling, tooling, and testing.

Restructuring Charges

During the six month period ended September 30, 2011, we incurred $2.6 million in restructuring charges compared to $4.1 million in restructuring charges for the six month period ended September 30, 2010.  The restructuring charges in the six month period ended September 30, 2011 included $1.4 million in charges for the relocation of equipment to Mexico and China and $1.2 million for reductions in workforce.

Operating Income

Operating income for the six month period ended September 30, 2011 was $65.8 million, compared to operating income of $66.5 million for the six month period ended September 30, 2010.  Gross margin increased $10.9 million and restructuring charges decreased to $2.6 million compared to $4.1 million of restructuring charges for the six month period ended September 30, 2010. These improvements were offset by a $9.4 million increase in SG&A expenses, and a $2.1 million increase in research and development expenses. During the six month period ended September 30, 2010, a $1.6 million gain was realized on the sale of an idle facility in the U.S. compared to a $0.1 million loss on sales and disposals of assets in the six month period ended September 30, 2011.

Other (Income) Expense, net

Other (income) expense, net was an expense of $15.8 million in the first half of fiscal year 2012 compared to an expense of $49.8 million in the first half of fiscal year 2011.  The improvement is attributable to a $38.2 million non-cash loss recognized on the early extinguishment of debt in the first half of fiscal year 2011 compared to none in the first half of fiscal year 2012.  Also, there was a loss on foreign currency translation of $1.3 million in the first half of fiscal year 2012 as compared to a gain on foreign currency translation of $1.4 million in first half of fiscal year 2011, primarily due to the strengthening of the Euro against the U.S. dollar. Additionally, a net gain of $2.0 million was recognized in the first half of fiscal year 2011 when we granted a supplier of tantalum powder, wire and related materials, a non-exclusive license, with a right to sublicense, concerning certain patents and patent applications.

Income Taxes

For the six month period ended September 30, 2011, income tax expense of $3.8 million was comprised of a $4.8 million income tax expense related to foreign operations, $0.1 million of state income tax benefit, and a $0.9 million U.S. federal income tax benefit related to a prior year settlement.  During the six month period ended September 30, 2010, we recognized net income tax expense of $1.9 million comprised of a $1.8 million income tax expense related to foreign operations and $0.1 million of federal and state income tax expense.  The effective tax rate was 7.6% and 11.2% for the six month periods ended September 30, 2011 and 2010, respectively.

Business Groups Comparison of the Six Month Period Ended September 30, 2011 with the Six Month Period Ended September 30, 2010

Tantalum

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Tantalum business group for the quarters ended September 30, 2011 and 2010 (amounts in thousands, except percentages):

	Six Months Ended
	September 30, 2011		September 30, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$234,733		$237,441
Gross margin	59,547	25.4%	73,127	30.8%
Operating income	28,013	11.9%	44,972	18.9%

Net Sales

Net sales decreased 1.1% during the six month period ended September 30, 2011, as compared to the same period of fiscal year 2011.  Average selling prices increased 33.5% for the six month period ended September 30, 2011 as compared to the same period ended September 30, 2010.  The average selling prices impact was offset by a 22.9% decrease in unit sales volume during the six month period ended September 30, 2011 as compared to the six month period ended September 30, 2010.  The increase in average selling prices was primarily related to increases realized in tantalum raw material cost, as well as a favorable shift in regional sales to the Americas and EMEA regions.  The Americas and EMEA regions’ unit sales volume represented 54.4% of the total unit sales volume in the six month period ended September 30, 2011 as compared to 49.4% in the six month period ended September 30, 2010.  While OEM and EMS revenue increased during the six month period ended September 30, 2011 as compared to the six month period ended September 30, 2010, the distributor channel revenue decreased across all regions as inventories reached levels needed to respond to their customers’ demand.  Sales to the automotive, green technology and the telecommunication sectors remained stable.

Gross Margin

Gross margin decreased by $13.6 million or 18.6% during the six month period ended September 30, 2011, as compared to the six month period ended September 30, 2010.  Gross margin as a percentage of Tantalum net sales decreased to 25.4% in the six month period ended September 30, 2011 as compared to 30.8% in the six month period ended September 30, 2010.  Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage of Tantalum net sales.

Operating Income

Operating income for the six month period ended September 30, 2011 was $28.0 million, as compared to an operating income of $45.0 million in the first half of fiscal year 2011.  The decline is attributable to the decrease in gross margin of $13.6 million as compared to the six month period ended September 30, 2010.  This decrease was also attributable to an increase in operating expenses of $3.2 million and an increase in restructuring charges of $0.1 million during the six month period ended September 30, 2011 as compared to the six month period ended September 30, 2010.

Ceramic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Ceramic business group for the six months ended September 30, 2011 and 2010 (amounts in thousands, except percentages):

	Six Months Ended
	September 30, 2011		September 30, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$115,491		$111,054
Gross margin	37,124	32.1%	37,377	33.7%
Operating income	21,409	18.5%	24,354	21.9%

Net Sales

Net sales increased by 4.0% during the six month period ended September 30, 2011 as compared to the same period of fiscal year 2011.  The increase was primarily attributable to higher average selling prices. Unit sales volume decreased 4.1% during the six month period ended September 30, 2011 as compared to the same period of fiscal year 2011 due to declining market demand in Asia.  Average selling prices increased 9.0% due primarily to product mix improvements compared to fiscal year 2011.

Gross Margin

Gross margin decreased by $0.3 million during the six month period ended September 30, 2011, as compared to the six month period ended September 30, 2010.  The decrease in gross margin is attributable to increases in operating costs partially offset by a favorable shift in product mix to higher priced products.  Gross margin as a percentage of Ceramic net sales decreased to 32.1% in the six month period ended September 30, 2011 as compared to 33.7% in the six month period ended September 30, 2010.  The drivers of the gross margin percentage decline were increases in raw materials, labor and utility rates. Operating expenses increased by $1.6 million due to foreign exchange.

Operating Income

Operating income declined from $24.4 million in the first half of fiscal year 2011 to operating income of $21.4 million in the first half of fiscal year 2012.  The decrease in operating income of $2.9 million was attributable to the $1.2 million increase in operating expenses and no gain on sale of assets in the first half of fiscal year 2012 compared to a gain of $1.6 million in the first half of fiscal year 2011.

Film and Electrolytic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the six months ended September 30, 2011 and 2010 (amounts in thousands, except percentages):

	Six Months Ended
	September 30, 2011		September 30, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$205,146		$143,887
Gross margin	44,876	21.9%	20,122	14.0%
Operating income (loss)	16,333	8.0%	(2,828)	(2.0)%

Net Sales

Net sales increased by 42.6% from $143.9 million in the first half of fiscal year 2011 to $205.1 million in the first half of fiscal year 2012.  Capacitor average selling prices increased 25.5% at comparable exchange rates for the six month period ended September 30, 2011 as compared to the same six month period in fiscal year 2011 due to a favorable shift in product line mix.

Offsetting the increase in average selling prices, capacitor unit sales volume for the first half of fiscal year 2012 decreased 12.1% compared to the same period in fiscal year 2011. Capacitor sales were favorably impacted by $12.3 million related to foreign exchange.  The Film and Electrolytic machinery division increased net sales by $29.3 million in the six month period ended September 30, 2011 compared to the same period of fiscal year 2011.  The improvement in the Film and Electrolytic machinery division net sales is primarily due to an increase in unit sales volume as well as a $5.2 million benefit related to foreign exchange. The recently acquired etched foil manufacturing operation contributed $7.4 million of net sales.

Gross Margin

Gross margin increased $24.8 million from $20.1 million in the first half of fiscal year 2011 to $44.9 million in the first half of fiscal year 2012.  The improvement in gross margin was primarily driven by higher average selling prices, a favorable shift in product line mix and the Film and Electrolytic machinery division’s increase in net sales.  Gross margin as a percentage to Film and Electrolytic net sales increased to 21.9% in the six month period ended September 30, 2011 as compared to 14.0% in the same six month period in fiscal year 2011.

Operating Income (Loss)

Operating income was $16.3 million in the first half of fiscal year 2012 compared to an operating loss of $2.8 million in the first half of fiscal year 2011.  The improvement in operating income of $19.2 million was attributable primarily to the $24.8 million improvement in gross margin, a decrease in restructuring charges of $1.5 million during the six month period ended September 30, 2011 as compared to the six month period ended September 30, 2010, and zero loss on sales and disposals of assets in the first half of fiscal year 2012 as compared to a loss of $0.2 million in the first half of fiscal year 2011. This improvement was partly offset by a $7.2 million increase in operating expenses in the first half of fiscal year 2012 as compared to the first half of fiscal year 2011.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, these cash needs have been met by cash flows from operations, borrowings under our credit agreements and existing cash balances.

Issuance of 10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  The private placement of the 10.5% Senior Notes resulted in proceeds to us of $222.2 million. The Company used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under the credit facility with K Financing, the EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and the term loan with a subsidiary of Vishay Intertechnology, Inc. (“Vishay”). The Company used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the 2.25% Convertible Senior Notes due 2026 (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $5.8 million as of September 30, 2011; these costs are being amortized over the term of the 10.5% Senior Notes.

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

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.  There were no borrowings against the Loan and Security Agreement as of September 30, 2011 or March 31, 2011.

Short Term Liquidity

We expect to be required to extinguish all or a substantial portion of our outstanding Convertible Notes on November 15, 2011 pursuant to a right provided by the Convertible Notes Indenture whereby the holders of such notes may require the Company to purchase for cash all or a portion of their Convertible Notes on that date.  We have reserved $36.5 million of cash for this anticipated payment and this amount is reflected in the line item Restricted cash on the September 30, 2011 condensed consolidated balance sheet.

Based on our current operating plans, we believe that cash on hand and cash generated from operations will be sufficient to cover our operating requirements for the next twelve months, including $28.2 million in interest payments and expected capital expenditures in the range of $55 million to $60 million.

Cash and cash equivalents decreased by $24.9 million for the six month period ended September 30, 2011 as compared with an increase of $38.3 million during the six month period ended September 30, 2010.  The decrease in cash and cash equivalents during the six month period ended September 30, 2011 is due to the aforementioned cash restriction requirement in the amount of $36.5 million which represents the maximum potential principal payment due on November 15, 2011 for the Convertible Notes.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Six Months Ended September 30,
	2011	2010
Cash provided by operating activities	$50,989	$56,445
Cash used in investing activities	(31,689)	(8,396)
Cash used in financing activities	(43,604)	(10,556)
Effects of foreign currency fluctuations on cash	(584)	762
Net increase (decrease) in cash and cash equivalents	$(24,888)	$38,255

Operations

Cash provided by operating activities decreased by $5.5 million in the six months ended September 30, 2011compared to the six months ended September 30, 2010.  This decrease was primarily a result of an $8.6 million decrease in cash flows related to operations (net income adjusted for non-cash items).

The change in operating assets resulted in a $57.5 million improvement in cash generation.  Due to increasing sales, accounts receivable and inventories increased during the first half of fiscal year 2011which resulted in a use of cash of $8.0 million and $30.2 million, respectively.  During the six months ended September 30, 2011, the change in accounts receivable provided $37.5 million of cash.  Offsetting this cash generation, inventories increased, primarily due to higher raw materials prices, which resulted in a $15.3 million use of cash.

The change in operating liabilities resulted in a $56.9 million increase in cash used for the six months ended September 30, 2011 compared to the six months ended September 30, 2010. Within operating liabilities, decreases in accounts payable and accrued liabilities accounted for $49.3 million in cash used.  The $38.2 million loss on early extinguishment of debt that was incurred during the six months ended September 30, 2010 was a non-cash item and did not affect cash provided by operations.

Investing

Cash used in investing activities increased $23.3 million in the six month period ended September 30, 2011 compared to the six month period ended September 30, 2010.  Capital expenditures increased $6.3 million in the six month period ended September 30, 2011 compared to the six month period ended September 30, 2010.  Also contributing to the increase in cash used in investing activities during the six months ended September 30, 2011 was the $11.6 million acquisition of Cornell Dubilier Foil, LLC made in the first quarter of fiscal year 2012.  In the first half of fiscal year 2011, we received $5.4 million in proceeds from the sale of assets while there were no proceeds from the sale of assets during the first half of fiscal year 2012.

Financing

Cash used in financing activities increased $33.0 million in the six month period ended September 30, 2011 as compared to the six month period ended September 30, 2010.  A $36.5 million change in restricted cash was the most significant use of cash from financing activities during the six months ended September 30, 2011.  On August 15, 2011, a restriction was placed on a portion of our cash balance arising from our potential $36.5 million principal payment on the Convertible Notes.  The Convertible Note holders have the right to require us to repurchase for cash all or a portion of the Convertible Notes outstanding. Such payment, if required, would be due on November 15, 2011.

In the six month period ended September 30, 2011, we used $7.2 million for payments on both long-term and short-term debt.  In the first half of fiscal year 2011, proceeds from the issuance of debt resulted from the private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018. The proceeds of $182.5 million were used to repay all of the outstanding indebtedness under our credit facilities with K Financing, LLC, our EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and our term loan with Vishay.  We used $38.1 million to retire $40.5 million in aggregate principal amount of our Convertible Notes and $6.6 million to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We made a principal payment related to UniCredit Facility A on April 1, 2010 for EUR 7.7 million ($10.4 million).

Commitments

Our commitments have not changed materially from those disclosed in the Company’s 2011 Annual Report.

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

Adjusted operating income is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Operating income	$24,913	$37,962	$65,755	$66,497

Adjustments:
Restructuring charges	1,605	2,303	2,630	4,095
Plant start-up costs	718	—	718	—
Stock-based compensation expense	984	333	2,175	482
Net (gain) loss on sales and disposals of assets	(40)	(1,770)	83	(1,435)
ERP integration costs	1,918	375	3,123	655
Registration related fees	77	—	281	—
Acquisition related fees	—	—	610	—

Adjusted operating income	$30,175	$39,203	$75,375	$70,294

Adjusted net income is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income	$14,318	$34,911	$46,167	$14,812

Adjustments:
Restructuring charges	1,605	2,303	2,630	4,095
Plant start-up costs	718	—	718	—
Amortization included in interest expense	1,012	830	2,056	2,754
Net (gain) loss on sales and disposals of assets	(40)	(1,770)	83	(1,435)
Net foreign exchange (gain) loss	1,391	(2,679)	1,268	(1,407)
Stock-based compensation expense	984	333	2,175	482
ERP integration costs	1,918	375	3,123	655
Registration related fees	77	—	281	—
Acquisition related fees	—	—	610	—
Gain on licening of patents	—	(2,000)	—	(2,000)
Loss on early extinguishment of debt	—	—	—	38,248
Income tax impact of adjustments	406	(364)	390	(632)

Adjusted net income	$22,389	$31,939	$59,501	$55,572

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income	$14,318	$34,911	$46,167	$14,812

Adjustments:
Income tax expense	2,047	593	3,778	1,868
Interest expense, net	7,251	7,250	14,608	14,687
Depreciation and amortization	11,852	14,132	23,011	28,642
Restructuring charges	1,605	2,303	2,630	4,095
Plant start-up costs	718	—	718	—
Net foreign exchange (gain) loss	1,391	(2,679)	1,268	(1,407)
Stock-based compensation expense	984	333	2,175	482
Net (gain) loss on sales and disposals of assets	(40)	(1,770)	83	(1,435)
ERP integration costs	1,918	375	3,123	655
Registration related fees	77	—	281	—
Acquisition related fees	—	—	610	—
Gain on licening of patents	—	(2,000)	—	(2,000)
Loss on early extinguishment of debt	—	—	—	38,248

Adjusted EBITDA	$42,121	$53,448	$98,452	$98,647

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

Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization expense, adjusted to exclude restructuring charges, plant start-up costs, net foreign exchange (gain) loss, stock-based compensation expense, net gain/loss on sales and disposals of assets, ERP integration costs, registration related fees, acquisition related fees, gain on licensing of patents, and loss on the early extinguishment of debt. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

There were no accounting standards adopted in the six month period ended September 30, 2011.

New accounting standards issued but not yet adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  ASU 2011-05 will be effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011.

In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.

The adoption of these accounting standards will not have a material effect on the Company’s consolidated financial statements. There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes regarding the Company’s market risk position from the information included in the Company’s 2011 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing Oracle EBS on a worldwide basis.  This software implementation project has resulted in changes in our business processes and related internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).   Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post implementation period to ensure adequate internal control over financial reporting.

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

At any one time we or our subsidiaries may be party to one or more lawsuits arising out of our respective operations, including customer warranty or negligence claims, workers’ compensation claims and/or work place safety claims.  Although there can be no assurance, based upon information known to us, we do not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2011 Annual Report except that we have removed the following risk factor as it is no longer applicable: recent events in Japan could negatively impact our sales and supply chain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 4.1 Supplemental Indenture, dated as of August 10, 2011, among KEMET Foil Manufacturing LLC (f/k/a Cornell Dubilier Foil, LLC), KEMET Corporation, the other Guarantors and Wilmington Trust Company, as trustee.

Exhibit 10.1 KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2011

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011, and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2011
KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 4.1 Supplemental Indenture, dated as of August 10, 2011, among KEMET Foil Manufacturing LLC (f/k/a Cornell Dubilier Foil, LLC), KEMET Corporation, the other Guarantors and Wilmington Trust Company, as trustee.

Exhibit 10.1 KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2011

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011, and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.