Form 10-Q
period 2011-12-31
KEMET CORP
filed 2012-02-03
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of January 30, 2012 was 44,658,542.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended December 31, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,049	$152,051
Accounts receivable, net	102,432	150,370
Inventories, net	212,118	206,440
Prepaid expenses and other	23,536	28,097
Deferred income taxes	4,027	5,301
Total current assets	478,162	542,259
Property and equipment, net of accumulated depreciation of $770,259 and $740,773 as of December 31, 2011 and March 31, 2011, respectively	290,045	310,412
Goodwill and intangible assets, net	20,479	20,092
Other assets	12,993	11,546
Total assets	$801,679	$884,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,219	$42,101
Accounts payable	71,072	90,997
Accrued expenses	65,073	88,291
Income taxes payable	4,239	4,265
Total current liabilities	141,603	225,654
Long-term debt, less current portion	229,847	231,215
Other non-current obligations	58,113	59,727
Deferred income taxes	6,894	7,960

Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 and 300,000 shares, issued 46,508 and 39,508 shares, at December 31, 2011 and March 31, 2011, respectively	465	395
Additional paid-in capital	468,646	479,322
Retained deficit	(69,349)	(87,745)
Accumulated other comprehensive income	8,305	22,555
Treasury stock, at cost (1,854 and 2,370 shares at December 31, 2011 and March 31, 2011, respectively)	(42,845)	(54,774)
Total stockholders’ equity	365,222	359,753

Total liabilities and stockholders’ equity	$801,679	$884,309

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net sales	$218,795	$264,654	$774,165	$757,036

Operating costs and expenses:
Cost of sales	178,305	192,132	592,128	553,888
Selling, general and administrative expenses	24,737	27,453	83,368	76,667
Research and development	7,172	6,947	21,620	19,202
Restructuring charges	10,748	1,102	13,378	5,197
Write down of long-lived assets	15,786	—	15,786	—
Net (gain) loss on sales and disposals of assets	9	29	92	(1,406)
Total operating costs and expenses	236,757	227,663	726,372	653,548

Operating income (loss)	(17,962)	36,991	47,793	103,488

Other (income) expense:
Interest income	(62)	(28)	(136)	(133)
Interest expense	7,036	7,756	21,718	22,548
Other (income) expense, net	716	1,471	1,918	(1,647)
Loss on early extinguishment of debt	—	—	—	38,248

Income (loss) before income taxes	(25,652)	27,792	24,293	44,472

Income tax expense	2,119	625	5,897	2,493

Net income (loss)	$(27,771)	$27,167	$18,396	$41,979

Net income (loss) per share:
Basic	$(0.62)	$0.96	$0.43	$1.53
Diluted	$(0.62)	$0.52	$0.35	$0.82

Weighted-average shares outstanding:
Basic	44,644	28,295	42,834	27,464
Diluted	44,644	51,960	52,302	51,124

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Sources (uses) of cash and cash equivalents
Operating activities:
Net income	$18,396	$41,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,384	41,303
Write down of long-lived assets	15,786	—
Amortization of debt discount and debt issuance costs	2,903	3,964
Net (gain) loss on sales and disposals of assets	92	(1,406)
Stock-based compensation expense	1,378	911
Change in deferred income taxes	909	(1,186)
Change in operating assets	46,330	(64,485)
Change in operating liabilities	(48,116)	17,658
Other	841	(1,885)
Loss on early extinguishment of debt	—	38,248
Net cash provided by operating activities	71,903	75,101

Investing activities:
Capital expenditures	(31,793)	(19,559)
Acquisition, net of cash received	(11,584)	—
Proceeds from sales of assets	—	5,425
Net cash used in investing activities	(43,377)	(14,134)

Financing activities:
Proceeds from issuance of debt	—	227,525
Payments of long-term debt	(40,581)	(230,300)
Net payments under other credit facilities	(3,153)	(2,626)
Proceeds from exercise of stock options	225	21
Debt issuance costs	(36)	(7,750)
Debt extinguishment costs	—	(207)
Net cash used in financing activities	(43,545)	(13,337)
Net increase (decrease) in cash and cash equivalents	(15,019)	47,630
Effect of foreign currency fluctuations on cash	(983)	943
Cash and cash equivalents at beginning of fiscal period	152,051	79,199
Cash and cash equivalents at end of fiscal period	$136,049	$127,772

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

Net sales and operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented in the Company’s 2011 Annual Report.

Recently Issued Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the nine month period ended December 31, 2011.

New accounting standards issued but not yet adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income.  ASU 2011-12 defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of AOCI in both OCI and net income on the face of the financial statements.  ASU 2011-12 requires companies to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclosed in the notes to the financial statements.  ASU 2011-12 also defers the requirement to report reclassification adjustments in interim periods and requires companies to present only total comprehensive income in either a single continuous statement or two consecutive statements in interim periods.  ASU 2011-05 and ASU 2011-12 will be effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011.

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

Restricted Cash

A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax (“VAT”) registration in The Netherlands.  The bank guarantee is in the amount of EUR 1.5 million ($1.9 million). A deposit was placed with a European bank for EUR 1.7 million ($2.1 million). The deposit is in KEMET’s name, and KEMET receives any interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money if a valid claim against the bank guarantee is made. The bank guarantee will remain valid until it is discharged by the beneficiary.  Restricted cash of $2.1 million and $2.3 million is included in the line item “Other assets” on the Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011, respectively.

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

Assets measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2011 are as follows (amounts in thousands):

	Fair Value December 31,	Fair Value Measurement Using			Fair Value March 31,	Fair Value Measurement Using
	2011	Level 1	Level 2 (2)	Level 3	2011	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$26,203	$26,203	$—	$—	$51,157	$51,157	$—	$—
Debt	252,025	248,860	3,165	—	307,543	301,379	6,164	—

(1)          Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)          The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

Revenue Recognition

A portion of sales is related to products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. Products with customer specific requirements are tested and approved by the customer before the Company mass produces and ships the product. The Company recognizes revenue when title to the products transfers to the customer.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for the quarters and nine month periods ended December 31, 2011 and 2010. The Company recognizes warranty costs when they are both probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2011	March 31, 2011
Raw materials and supplies	$80,346	$78,913
Work in process	73,912	78,681
Finished goods	75,052	64,310
	229,310	221,904
Inventory reserves	(17,192)	(15,464)
Total inventory	$212,118	$206,440

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	December 31,	March 31,
	2011	2011

10.5% Senior Notes, net of discount of $2,584 and $2,792 as of December 31, 2011 and March 31, 2011, respectively	$227,416	$227,208
Convertible Notes, net of discount of $1,569 as of March 31, 2011	—	39,012
Other	3,650	7,096
Total debt	231,066	273,316
Current maturities	(1,219)	(42,101)
Total long-term debt	$229,847	$231,215

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and nine months ended December 31, 2011 and 2010, is as follows (amounts in thousands):

	Quarters Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Contractual interest expense	$6,189	$6,546	$18,815	$18,584
Amortization of debt issuance costs	274	262	829	867
Amortization of debt discount	573	948	2,074	3,097
Total interest expense	$7,036	$7,756	$21,718	$22,548

10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  The private placement of the 10.5% Senior Notes resulted in proceeds to the Company of $222.2 million. The Company used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under a credit facility with K Financing, a EUR 60 million credit facility and a EUR 35 million credit facility with UniCredit Corporate Banking S.pA. (“UniCredit”) and a term loan with a subsidiary of Vishay Intertechnology, Inc. The Company used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the 2.25% Convertible Senior Notes and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $5.6 million as of December 31, 2011; these costs are being amortized over the term of the 10.5% Senior Notes.

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

The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $4.0 million and $10.1 million at December 31, 2011 and March 31, 2011, respectively.

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

Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $1.0 million and $1.3 million as of December 31, 2011 and March 31, 2011, respectively.  These costs are being amortized over the term of the Loan and Security Agreement.  There were no borrowings against the Loan and Security Agreement as of December 31, 2011 or March 31, 2011.

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

The Convertible Notes bore interest at a rate of 2.25% per annum, payable in cash semi-annually in arrears on each May 15 and November 15. The Convertible Notes were convertible into (i) cash in an amount equal to the lesser of the principal amount of the Convertible Notes and the conversion value of the Convertible Notes on the conversion date and (ii) cash or shares of the Company’s common stock (“Common Stock”) or a combination of cash and shares of the Common Stock, at the Company’s option, to the extent the conversion value at that time exceeded the principal amount of the Convertible Notes, at any time prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes, unless the Company had redeemed or purchased the Convertible Notes, subject to certain conditions. The conversion rate was 34.364 shares of common stock per $1,000 principal amount of the Convertible Notes, which represented a conversion price of approximately $29.10 per share, subject to adjustments.

The terms of the Convertible Notes were governed by the Convertible Notes Indenture. The Convertible Notes were to mature on November 15, 2026 unless earlier redeemed, repurchased or converted. The Company was entitled to redeem the Convertible Notes for cash, either in whole or in part, any time after November 20, 2011 at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, including additional interest, if any, up to but not including the date of redemption. In addition, holders of the Convertible Notes had the right to require the Company to repurchase for cash all or a portion of their Convertible Notes on November 15, 2011, 2016 and 2021, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any, in each case, up to but not including, the date of repurchase.

On November 15, 2011, holders of the Convertible Notes exercised their right to require the Company to repurchase their Convertible Notes, as such, $36.5 million of Convertible Notes were extinguished at 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest.

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

Note 3. Impairment Charges

During the third quarter of fiscal year 2012, the Company incurred impairment charges totaling $15.8 million related to its Tantalum Business Group (“Tantalum”).  Due to customer demands for lower Equivalent Series Resistance (“ESR”) capacitors the Company evaluated the costs it would need to incur in order to modify the product line in Evora, Portugal to enable it to produce lower ESR capacitors.  Based on this evaluation, the Company has idled equipment with a net carrying value of $15.8 million and plans to dispose of the equipment.  The impairment amount of $15.8 million was the carrying amount of the equipment less the scrap value net of disposal costs.  The impairment charge is recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets” in the three and nine months ended December 31, 2011.

Note 4. Restructuring Charges

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and nine months ended December 31, 2011 and 2010, is as follows (amounts in thousands):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Manufacturing relocation costs	$261	$1,176	$1,646	$4,256
Personnel reduction costs	10,487	(74)	11,732	941
Restructuring charges	$10,748	$1,102	$13,378	$5,197

Nine months Ended December 31, 2011

In the second quarter of fiscal year 2010, the Company initiated the first phase of a plan to restructure the Film and Electrolytic Business Group (“Film and Electrolytic”) and to reduce overhead within the Company as a whole.  The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.  Restructuring charges in the nine months ended December 31, 2011 relate to this plan and are primarily comprised of termination benefits of $6.1 million related to facility closures in Italy that will commence during fiscal year 2013 and the Company incurred charges of $4.5 million to participate in a plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a certain period of time.  These charges are a continuation of the Company’s efforts to restructure its manufacturing operations within Europe, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow the closure and consolidation of multiple manufacturing operations located in Italy.  In addition, the Company incurred $1.2 million in personnel reduction costs primarily due to headcount reductions in the Mexican operations of Tantalum.  In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.6 million for relocation of equipment to China and Mexico.

Nine months Ended December 31, 2010

Restructuring expenses in the nine months ended December 31, 2010 are primarily comprised of manufacturing relocation costs of $4.3 million for relocation of equipment from various plants to Mexico and China as well as a distribution center relocation project.  In addition, the Company incurred $0.9 million in personnel reduction costs due primarily to headcount reductions for twelve individuals at the upper management or executive level related to the Company’s initiative to reduce overhead within the Company as a whole.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	Quarter Ended December 31, 2011		Nine Months Ended December 31, 2011
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$1,121	$—	$1,825	$—
Costs charged to expense	10,487	261	11,732	1,646
Costs paid or settled	(617)	(261)	(2,521)	(1,646)
Change in foreign exchange	(390)	—	(435)	—
End of period	$10,601	$—	$10,601	$—

	Quarter Ended December 31, 2010		Nine Months Ended December 31, 2010
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$6,739	$—	$8,398	$—
Costs charged to expense	(74)	1,176	941	4,256
Costs paid or settled	(1,418)	(1,176)	(4,188)	(4,256)
Change in foreign exchange	(161)	—	(65)	—
End of period	$5,086	$—	$5,086	$—

Note 5. Accumulated Other Comprehensive Income

Comprehensive income for the quarters and nine months ended December 31, 2011 and 2010 includes the following components (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$(27,771)	$27,167	$18,396	$41,979
Amortization of postretirement benefit plan	(82)	(80)	(243)	(230)
Amortization of defined benefit pension plans	118	59	334	171
Currency translation gain (1)	(5,854)	(2,432)	(14,341)	2,736
Net comprehensive income (loss)	$(33,589)	$24,714	$4,146	$44,656

(1) Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there was no significant deferred tax effect associated with the cumulative currency translation gains and losses during the quarters and nine month periods ended December 31, 2011 and December 31, 2010.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	December 31, 2011	March 31, 2011
Foreign currency translation gain	$12,735	$27,076
Defined benefit postretirement plan adjustments	1,868	2,111
Defined benefit pension plans	(6,298)	(6,632)
Accumulated other comprehensive income	$8,305	$22,555

Note 6. Goodwill and Intangible Assets

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

The following table highlights the Company’s goodwill and intangible assets (amounts in thousands):

	December 31, 2011		March 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite Lived Intangibles:
Goodwill	$1,092	$—	$—	$—
Trademarks	7,644	—	7,644	—
Unamortized intangibles	8,736	—	7,644	—

Amortized Intangibles:
Customer relationships, patents and other (3-18 years)	20,875	9,132	20,910	8,462

	$29,611	$9,132	$28,554	$8,462

The Company completed its annual impairment test on the indefinite lived intangible assets in the first quarter of fiscal year 2012 and concluded no impairment existed.

Note 7. Segment and Geographic Information

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

Tantalum

Tantalum operates in five manufacturing sites in the United States, Mexico, China and Portugal. This business group produces tantalum and aluminum polymer capacitors. Tantalum shares with Ceramic the Company’s product innovation center in the United States.  Tantalum products are sold in all regions of the world.

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

Film and Electrolytic

Film and Electrolytic operates in sixteen manufacturing sites in Europe, Asia and North America. This business group produces film, paper, and electrolytic capacitors as well as machinery. In addition, the business group has a product innovation center in Sweden. Film and Electrolytic products are sold in all regions of the world.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and nine months ended December 31, 2011 and 2010 (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net sales:
Tantalum	$92,091	$125,325	$326,824	$362,766
Ceramic	47,510	50,060	163,001	161,114
Film and Electrolytic	79,194	89,269	284,340	233,156
	$218,795	$264,654	$774,165	$757,036

Operating income (loss)(1):
Tantalum (2)	$(14,501)	$23,894	$13,515	$68,866
Ceramic	9,340	8,246	30,752	32,600
Film and Electrolytic	(12,801)	4,851	3,526	2,022
	$(17,962)	$36,991	$47,793	$103,488

Depreciation and amortization expenses:
Tantalum	$5,351	$7,442	$18,264	$24,548
Ceramic	1,586	2,043	5,391	6,657
Film and Electrolytic	3,436	3,176	9,729	10,098
	$10,373	$12,661	$33,384	$41,303

Sales by region:
North and South America (Americas)	$64,256	$70,245	$218,678	$197,946
Europe, Middle East, Africa (EMEA)	84,676	101,303	294,285	273,326
Asia and Pacific Rim (APAC)	69,863	93,106	261,202	285,764
	$218,795	$264,654	$774,165	$757,036

(1)   Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Total restructuring:
Tantalum	$6	$(22)	$905	$757
Ceramic	1	89	89	276
Film and Electrolytic	10,741	1,035	12,384	4,164
	$10,748	$1,102	$13,378	$5,197

(2)   Write down of long lived assets of $15.8 million is included within Operating income (loss) for the three and nine months ended December 31, 2011.

The following table reflects each business group’s total assets as of December 31, 2011 and March 31, 2011 (amounts in thousands):

	December 31, 2011	March 31, 2011
Total assets:
Tantalum	$384,873	$435,311
Ceramic	174,745	179,639
Film and Electrolytic	242,061	269,359
	$801,679	$884,309

Note 8.  Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include seven plans in Europe, one plan in Singapore and two plans in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2011 and 2010 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Quarters Ended December 31,		Quarters Ended December 31,
	2011	2010	2011	2010
Net service cost	$331	$266	$—	$—
Interest cost	533	457	11	16
Expected return on net assets	(175)	(164)	—	—
Amortization:
Actuarial (gain) loss	96	31	(81)	(72)
Prior service cost	6	5	—	—

Total net periodic benefit (income) costs	$791	$595	$(70)	$(56)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the nine month periods ended December 31, 2011 and 2010 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net service cost	$994	$798	$—	$—
Interest cost	1,600	1,371	33	47
Expected return on net assets	(525)	(492)	—	—
Amortization:
Actuarial (gain) loss	287	93	(243)	(230)
Prior service cost	18	15	—	—

Total net periodic benefit (income) costs	$2,374	$1,785	$(210)	$(183)

In fiscal year 2012, the Company expects to contribute up to $1.9 million to the pension plans of which the Company has contributed $0.8 million as of December 31, 2011.  The Company’s policy is to pay benefits as costs are incurred for the postretirement benefit plans.

Note 9. Stock-based Compensation

Stock Options

At December 31, 2011, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”). All of these plans were approved by the Company’s stockholders. The 2011 Incentive Plan has authorized the grant of up to 4.8 million shares of the Company’s common stock, which is comprised of 4.0 million shares under the new plan and 0.8 million shares which remained under the Prior Plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards.  Options issued under these plans vest within one to three years and expire ten years from the grant date.  Stock options granted to the Company’s Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015..  If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units.

On October 31, 2011, the Company granted a total of 376,000 options pursuant to the 2011 Incentive Plan to certain non-executive key members of the management group.  These options vest on a pro-rata basis over a three year period and expire on October 31, 2021.  The exercise price of the options was $9.22 per share (not less than 100% of the value of the Company’s common shares on the date of grant).  The grant date fair value per share was $4.95, $5.94 and $5.98 for the tranches that vest on October 31, 2012, 2013 and 2014, respectively.

The Company measured the fair value of these employee stock option grants at the grant date using the Black-Scholes pricing model with the following weighted average assumptions:

Quarter Ended December 31, 2011
Assumptions:
Expected option lives	4.1 years
Expected volatility	84.7%
Risk-free interest rate	0.7%
Dividend yield	0%

The compensation expense (recovery) associated with stock-based compensation for the quarters and nine month periods ended December 31, 2011 and 2010 were recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Cost of sales	$(114)	$56	$341	$126
Selling, general and administrative expenses	(683)	373	1,037	785
Total stock-based compensation expense (recovery)	$(797)	$429	$1,378	$911

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income for the nine month periods ended December 31, 2011 and 2010. Approximately 66 thousand and 118 thousand stock options were exercised in the quarter and nine month periods ended December 31, 2011, respectively.  Approximately 11 thousand stock options were exercised during the quarter and nine month period ended December 31, 2010.

Restricted Stock

The Company grants shares of its common stock as restricted stock to members of the Board of Directors and the Chief Executive Officer. Restricted stock and restricted stock units granted to the Board of Directors vest within one year while restricted stock granted to the Chief Executive Officer on January 27, 2010 vests 50% on June 30, 2014 and 50% on June 30, 2015. Once vested, restricted shares cannot be sold until 90 days after the Chief Executive Officer or the member of the Board of Directors resigns from his position.  The contractual term on restricted stock is indefinite. In the third quarter of fiscal year 2012, 50 thousand shares of restricted stock units were granted to the non-management members of the Board of Directors.  In the second quarter of fiscal year 2011, 47 thousand shares of restricted stock were granted to the non-management members of the Board of Directors.  As of December 31, 2011, there was $0.6 million in unrecognized compensation costs related to the unvested restricted stock based compensation arrangements granted.

2012/2013 LTIP

During the first quarter of fiscal year 2012, the Board of Directors of the Company approved the 2012/2013 LTIP, a new long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2012 and 2013.  At the time of the award, participants will receive restricted shares of the Company’s common stock of up to 100% of the award earned.  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and recorded a recovery of $1.3 million in the quarter ended December 31, 2011 and no expense for the nine month period ended December 31, 2011.  The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

2011/2012 LTIP

During the first quarter of fiscal year 2011, the Board of Directors of the Company approved the 2011/2012 LTIP, a long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years ending in March 2011 and 2012.  At the time of the award, participants will receive at least 10% of the earned award in restricted shares of the Company’s common stock; and the remainder of the award earned will be realized in cash.  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and recorded expense of $1.3 million in the nine month period ended December 31, 2011, based on this assessment. The Company recorded no expense for the quarter ended December 31, 2011.  As of December 31, 2011, the Company had accrued $5.6 million and the related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and $0.6 million in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.  The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

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

Note 10. Income Taxes

During the third quarter of fiscal year 2012, the Company incurred $2.1 million income tax expense which is comprised of $1.4 million related to two foreign tax jurisdictions that imposed new tax laws which limited the utilization of net operating losses and $0.7 million primarily related to income taxes for foreign operations.

During the third quarter of fiscal year 2011, the Company incurred $0.6 million of income tax expense which primarily relates to foreign operations.  There was no U.S. federal or state income tax expense due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

Income tax expense for the nine month period ended December 31, 2011 was $5.9 million, comprised of a $6.9 million income tax expense related to foreign operations, a $0.9 million U.S. federal income tax benefit related to a prior year settlement, and $0.1 million of state income tax benefit.

Income tax expense for the nine month period ended December 31, 2010 was $2.5 million, comprised of $2.4 million related to foreign operations and $0.1 million of state income tax expense.

The effective income tax rate was 24.3% and 5.6% for the nine month periods ended December 31, 2011 and 2010, respectively.

Note 11. Reconciliation of Basic and Diluted Net Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS (amounts in thousands, except per share data):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(27,771)	$27,167	$18,396	$41,979

Denominator:
Weighted-average shares outstanding:
Basic	44,644	28,295	42,834	27,464
Assumed conversion of employee stock options	—	338	294	296
Assumed conversion of Platinum Warrant	—	23,327	9,174	23,364
Diluted	44,644	51,960	52,302	51,124

Net income (loss) per share:
Basic	$(0.62)	$0.96	$0.43	$1.53
Diluted	$(0.62)	$0.52	$0.35	$0.82

Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Assumed conversion of employee stock options	1,402	848	795	799
Assumed conversion of Platinum Warrant	7,336	—	—	—

Note 12.  Stockholders’ Equity

On May 31, 2011, K Equity sold a portion of the Platinum Warrant to Deutsche Bank Securities Inc., in connection with an offering of 7.0 million shares of the Company’s common stock, at a public offering price of $14.60 per share.  K Equity retained the remaining portion of the warrant, representing the right to purchase 8.4 million shares of the Company’s common stock.

At the July 27, 2011 annual meeting of stockholders, an amendment to the Company’s Restated Certificate of Incorporation to reduce the number of authorized shares of common stock from 300,000,000 to 175,000,000 was approved.  The amendment became effective August 1, 2011 pursuant to a Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Delaware Secretary of State.

Note 13. Concentrations of Risks

Sales and Credit Risks

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  One customer, TTI, Inc., accounted for over 10% of the Company’s net sales in the quarters and nine month periods ended December 31, 2011 and 2010.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at December 31, 2011 or March 31, 2011.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 43% and 51% of the Company’s net sales in the nine month periods ended December 31, 2011 and 2010, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

As of December 31, 2011, KEMET had approximately 10,000 employees, of which 600 are located in the United States, 5,000 in Mexico, 2,500 in Asia and 1,900 in Europe.  The number of employees represented by labor organizations at KEMET locations in each of the following countries is:  3,300 hourly employees in Mexico (as required by Mexican law), 700 employees in Italy, 600 employees in Indonesia, 100 employees in Portugal, 200 employees in China, 250 employees in Bulgaria, 200 employees in Finland and 100 employees in Sweden.  For fiscal year 2011 and the current fiscal year to date, the Company has not experienced any major work stoppages. The Company’s labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease labor costs.

Note 14. Condensed Consolidating Financial Statements

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

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,803	$99,567	$29,679	$—	$136,049
Accounts receivable, net	—	41,621	60,811	—	102,432
Intercompany receivable	131,265	141,989	159,727	(432,981)	—
Inventories, net	—	111,800	100,318	—	212,118
Restricted cash	—	—	—	—	—
Prepaid expenses and other	208	8,377	14,951	—	23,536
Deferred income taxes	—	(205)	4,232	—	4,027
Total current assets	138,276	403,149	369,718	(432,981)	478,162
Property and equipment, net	36	98,779	191,230	—	290,045
Investments in subsidiaries	376,050	346,498	(5,686)	(716,862)	—
Goodwill and intangible assets, net	—	10,680	9,799	—	20,479
Other assets	5,612	6,193	1,188	—	12,993
Long-term intercompany receivable	76,713	93,192	—	(169,905)	—
Total assets	$596,687	$958,491	$566,249	$(1,319,748)	$801,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1	$—	$1,218	$—	$1,219
Accounts payable	—	31,643	39,429	—	71,072
Intercompany payable	2,586	331,594	98,800	(432,980)	—
Accrued expenses	4,247	22,816	38,010	—	65,073
Income taxes payable	(2,785)	2,779	4,245	—	4,239
Total current liabilities	4,049	388,832	181,702	(432,980)	141,603
Long-term debt, less current portion	227,416	—	2,431	—	229,847
Other non-current obligations	—	5,504	52,609	—	58,113
Deferred income taxes	—	672	6,222	—	6,894
Long-term intercompany payable	—	76,713	93,193	(169,906)	—
Stockholders’ equity	365,222	486,770	230,092	(716,862)	365,222

Total liabilities and stockholders’ equity	$596,687	$958,491	$566,249	$(1,319,748)	$801,679

Condensed Consolidating Balance Sheet

March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,417	$119,326	$26,308	$—	$152,051
Accounts receivable, net	—	64,380	85,990	—	150,370
Intercompany receivable	190,973	176,233	197,329	(564,535)	—
Inventories, net	—	113,908	92,830	(298)	206,440
Prepaid expenses and other	302	11,034	16,761	—	28,097
Deferred income taxes	(596)	1,373	4,524	—	5,301
Total current assets	197,096	486,254	423,742	(564,833)	542,259
Property and equipment, net	122	82,962	227,328	—	310,412
Investments in subsidiaries	347,997	333,801	(5,686)	(676,112)	—
Intangible assets, net	—	8,666	11,426	—	20,092
Other assets	6,160	4,356	1,030	—	11,546
Long-term intercompany receivable	84,231	102,324	—	(186,555)	—
Total assets	$635,606	$1,018,363	$657,840	$(1,427,500)	$884,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,012	$—	$3,089	$—	$42,101
Accounts payable	40	32,762	58,195	—	90,997
Intercompany payable	732	419,043	145,058	(564,833)	—
Accrued expenses	10,837	31,330	46,124	—	88,291
Income taxes payable	(1,380)	1,434	4,211	—	4,265
Total current liabilities	49,241	484,569	256,677	(564,833)	225,654
Long-term debt, less current portion	227,208	—	4,007	—	231,215
Other non-current obligations	—	7,989	51,738	—	59,727
Deferred income taxes	(596)	2,169	6,387	—	7,960
Long-term intercompany payable	—	84,231	102,324	(186,555)	—
Stockholders’ equity	359,753	439,405	236,707	(676,112)	359,753

Total liabilities and stockholders’ equity	$635,606	$1,018,363	$657,840	$(1,427,500)	$884,309

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$218,614	$200,560	$(200,379)	$218,795

Operating costs and expenses:
Cost of sales	265	184,345	193,591	(199,896)	178,305
Selling, general and administrative expenses	6,269	8,038	10,913	(483)	24,737
Research and development	—	4,809	2,363	—	7,172
Restructuring charges	—	(19)	10,767	—	10,748
Write down of long-lived assets	—	—	15,786	—	15,786
Net (gain) loss on sales and disposals of assets	—	78	(69)	—	9
Total operating costs and expenses	6,534	197,251	233,351	(200,379)	236,757

Operating income (loss)	(6,534)	21,363	(32,791)	—	(17,962)

Other (income) expense:
Interest income	(3)	(19)	(40)	—	(62)
Interest expense	6,734	107	195	—	7,036
Other (income) expense, net	(6,039)	7,749	(696)	(298)	716
Equity in earnings of subsidiaries	20,545	—	—	(20,545)	—
Income (loss) before income taxes	(27,771)	13,526	(32,250)	20,843	(25,652)

Income tax expense	—	49	2,070	—	2,119

Net income (loss)	$(27,771)	$13,477	$(34,320)	$20,843	$(27,771)

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$241,995	$242,693	$(220,034)	$264,654

Operating costs and expenses:
Cost of sales	97	182,653	222,229	(212,847)	192,132
Selling, general and administrative expenses	4,651	19,719	10,291	(7,208)	27,453
Research and development	—	5,038	1,909	—	6,947
Restructuring charges	—	654	448	—	1,102
Net loss on sales and disposals of assets	—	6	23	—	29
Total operating costs and expenses	4,748	208,070	234,900	(220,055)	227,663

Operating income (loss)	(4,748)	33,925	7,793	21	36,991

Other (income) expenses:
Interest income	(4)	48	(12)	(60)	(28)
Interest expense	7,081	47	568	60	7,756
Other (income) expense, net	(4,369)	6,365	(525)	—	1,471
Equity in earnings of subsidiaries	(34,623)	—	—	34,623	—
Income before income taxes	27,167	27,465	7,762	(34,602)	27,792

Income tax expense	—	39	586	—	625

Net income	$27,167	$27,426	$7,176	$(34,602)	$27,167

Condensed Consolidating Statement of Operations

For the Nine Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$738,052	$725,897	$(689,784)	$774,165

Operating costs and expenses:
Cost of sales	551	610,850	653,281	(672,554)	592,128
Selling, general and administrative expenses	23,335	41,249	36,628	(17,844)	83,368
Research and development	—	15,112	6,508	—	21,620
Restructuring charges	—	1,819	11,559	—	13,378
Write down of long-lived assets			15,786		15,786
Net (gain) loss on sales and disposals of assets	3	107	(18)	—	92
Total operating costs and expenses	23,889	669,137	723,744	(690,398)	726,372

Operating income (loss)	(23,889)	68,915	2,153	614	47,793

Other (income) expenses:
Interest income	(9)	(46)	(81)	—	(136)
Interest expense	20,868	265	585	—	21,718
Other (income) expense, net	(27,833)	31,569	(1,589)	(229)	1,918
Equity in earnings of subsidiaries	(34,119)	—	—	34,119	—
Income before income taxes	17,204	37,127	3,238	(33,276)	24,293

Income tax expense (benefit)	(1,192)	146	6,943	—	5,897

Net income	$18,396	$36,981	$(3,705)	$(33,276)	$18,396

Condensed Consolidating Statement of Operations

For the Nine Months Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$714,040	$727,531	$(684,535)	$757,036

Operating costs and expenses:
Cost of sales	97	547,261	663,229	(656,699)	553,888
Selling, general and administrative expenses	25,265	48,018	29,649	(26,265)	76,667
Research and development	—	14,200	5,002	—	19,202
Restructuring charges	—	3,726	1,471	—	5,197
Net (gain) loss on sales and disposals of assets	—	(1,777)	371	—	(1,406)
Total operating costs and expenses	25,362	611,428	699,722	(682,964)	653,548

Operating income (loss)	(25,362)	102,612	27,809	(1,571)	103,488

Interest income	(17)	(89)	(27)	—	(133)
Interest expense	21,293	141	1,114	—	22,548
Loss on early extinguishment of debt	38,248	—	—	—	38,248
Other (income) expense, net	(19,049)	18,625	(1,320)	97	(1,647)
Equity in earnings of subsidiaries	(107,816)	—	—	107,816	—
Income before income taxes	41,979	83,935	28,042	(109,484)	44,472

Income tax expense	—	146	2,347	—	2,493

Net income	$41,979	$83,789	$25,695	$(109,484)	$41,979

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by operating activities	$40,743	$9,764	$21,396	$—	$71,903

Investing activities:
Capital expenditures	(1)	(17,903)	(13,889)	—	(31,793)
Acquisitions	—	(11,584)	—	—	(11,584)
Net cash used in investing activities	(1)	(29,487)	(13,889)	—	(43,377)

Financing activities:
Payments of long-term debt	(40,581)	—	—	—	(40,581)
Net payments under other credit facilities	—	—	(3,153)	—	(3,153)
Proceeds from exercise of stock options	225	—	—	—	225
Debt issuance costs	—	(36)	—	—	(36)
Net cash used in financing activities	(40,356)	(36)	(3,153)	—	(43,545)
Net increase (decrease) in cash and cash equivalents	386	(19,759)	4,354	—	(15,019)
Effect of foreign currency fluctuations on cash	—	—	(983)	—	(983)
Cash and cash equivalents at beginning of fiscal period	6,417	119,326	26,308	—	152,051
Cash and cash equivalents at end of fiscal period	$6,803	$99,567	$29,679	$—	$136,049

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(13,966)	$56,998	$32,069	$—	$75,101

Investing activities:
Capital expenditures	—	(7,228)	(12,331)	—	(19,559)
Proceeds from sales of assets	—	5,425	—	—	5,425
Net cash used in investing activities	—	(1,803)	(12,331)	—	(14,134)

Financing activities:
Proceeds from issuance of debt	226,976	—	549	—	227,525
Payments of long-term debt	(210,604)	(15,000)	(4,696)	—	(230,300)
Net payments under other credit facilities	—	—	(2,626)	—	(2,626)
Debt issuance costs	(7,472)	(278)	—	—	(7,750)
Debt extinguishment costs	(207)	—	—	—	(207)
Proceeds from exercise of stock options	21	—	—	—	21
Net cash provided by (used in) financing activities	8,714	(15,278)	(6,773)	—	(13,337)
Net increase (decrease) in cash and cash equivalents	(5,252)	39,917	12,965	—	47,630
Effect of foreign currency fluctuations on cash	—	(28)	971	—	943
Cash and cash equivalents at beginning of fiscal period	11,602	54,707	12,890	—	79,199
Cash and cash equivalents at end of fiscal period	$6,350	$94,596	$26,826	$—	$127,772

Note 15. Subsequent Events

On February 2, 2012, the Company signed an agreement to acquire all of the outstanding shares of Niotan Incorporated (“Niotan”), a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP.  Niotan has been a significant supplier of tantalum powder to KEMET for several years.  Niotan’s headquarters and principal operating location is in Carson City, Nevada.

KEMET will pay an initial purchase price of $30 million at the closing of the transaction and additional deferred payments of $45 million over a thirty month period after the closing. KEMET will also be required to make quarterly royalty payments for tantalum powder produced by Niotan after the closing of the transaction, in an aggregate amount equal to $10 million by December 31, 2014.  The transaction is subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Act, and is expected to close in March 2012.

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

Business Overview

We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2011, we shipped approximately 35 billion capacitors and in the nine month period ended December 31, 2011, we shipped approximately 25 billion capacitors. We believe the medium-to-long term demand for the various types of capacitors we offer will continue to grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We operate 23 production facilities and employ approximately 10,000 employees worldwide. We manufacture capacitors in Europe, North America, and Asia. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.  For the nine month period ended December 31, 2011 and for fiscal year 2011, our consolidated net sales were $774.2 million and $1,018.5 million, respectively.

We are organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. The Film and Electrolytic business group operates a machinery division located in Sasso Marconi, Italy that provides automation solutions for the manufacture, processing and assembly of metallized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices.  Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and the costs of these functions are allocated to the business groups. In addition, all corporate costs are allocated to the business groups.

Our Competitive Strengths

We believe that we benefit from the following competitive strengths:

Strong Customer Relationships.    We have a large and diverse customer base. We believe that our persistent emphasis on quality control and history of performance establishes loyalty with original equipment manufacturers (“OEMs”) , electronics manufacturing services providers (“EMSs”) ( and distributors. Our customer base includes most of the world’s major electronics OEMs(including Alcatel-Lucent USA, Inc., Apple Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive),  EMSs(including Celestica Inc., Elcoteq SE, Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in the nine month period ended December 31, 2011. Our largest customer is a distributor, and no single end use customer accounted for more than 5% of our net sales in the nine month period ended December 31, 2011. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.

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

Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During the nine month periods ended December 31, 2011 and 2010, respectively, specialty products accounted for 39.1% and 30.6% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecommunication infrastructure and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award will enable us to produce film capacitors within the United States to support alternative energy products and emerging green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market domestically.  We expect to begin production in the fourth quarter of fiscal year 2012.  Market interest in domestic production remains high and KEMET recently received the first volume order from a key customer for production in the Simpsonville, South Carolina facility.

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

Our People.    We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 18 member executive management team has an average of over 13 years of experience with us and an average of over 25 years of experience in the manufacturing industry.

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

Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers’ varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well positioned to achieve our long-term growth objectives while also improving our profitability. During the third quarter of fiscal year 2012, we introduced 1,060 new products of which 115 were first to market, and specialty products accounted for 43.6% of our revenue over this period.  During the nine month period ended December 31, 2011, we introduced 35,501 new products of which 2,930 were first to market, and specialty products accounted for 39.1% of our revenue over this period.

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

Recent Developments and Trends

Net sales for the quarter ended December 31, 2011 were $218.8 million, which is a 17.3% decrease over the same quarter last fiscal year.  Net sales for the nine month period ended December 31, 2011 were $774.2 million, which is a 2.3% increase over the same nine month period last fiscal year.

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

In July 2011, we announced our plans to construct a new manufacturing facility in Skopje, Macedonia.  This facility is a component of our long-term strategy of consolidating and maintaining manufacturing for our European customer base, while fulfilling our objective of lowering the cost structure associated with Film and Electrolytic. The initial facility will be 100,000 square feet of manufacturing and administrative office space and we expect to employ approximately 200 people when fully operational. The expected completion date of the facility is the second quarter of fiscal year 2013. The investment in this new facility, including transferred assets, is expected to be approximately EUR 12 million ($16 million). The cost of the facility construction during the Company’s current fiscal year is included in the previously announced capital plan for the year.

On February 2, 2012, we signed an agreement to acquire all of the outstanding shares of Niotan Incorporated (“Niotan”), a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP.  Niotan has been a significant supplier of tantalum powder to KEMET for several years.  Niotan’s headquarters and principal operating location is in Carson City, Nevada.

We will pay an initial purchase price of $30 million at the closing of the transaction and additional deferred payments of $45 million over a thirty month period after the closing. We will also be required to make quarterly royalty payments for tantalum powder produced by Niotan after the closing of the transaction, in an aggregate amount equal to $10 million by December 31, 2014.  The transaction is subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Act, and is expected to close in March 2012.

Outlook

For the fourth quarter of fiscal year 2012, we expect net sales to decline to approximately $200 million to $210 million due to our distribution customers continuing to address their inventory position after the significant build brought on by improvement in the global economy over the past eighteen months. Additionally, the earthquake in Japan last year caused some customers to over-build their inventories due to concerns that they might not be able to obtain parts.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Third Quarter of Fiscal Year 2012 with the Third Quarter of Fiscal Year 2011

The following table sets forth the operating income (loss) for each of our business segments for the quarters ended December 31, 2011 and 2010.  The table also sets forth each of the segments’ net sales as a percent to total net sales and the net income (loss) components as a percent to total net sales (dollars in thousands):

	Quarters Ended
	December 31, 2011		December 31, 2010
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$92,091	42.1%	$125,325	47.4%
Ceramic	47,510	21.7%	50,060	18.9%
Film and Electrolytic	79,194	36.2%	89,269	33.7%
	$218,795	100.0%	$264,654	100.0%

Gross margin
Tantalum	$14,576		$39,059
Ceramic	16,317		16,164
Film and Electrolytic	9,597		17,299
	40,490	18.5%	72,522	27.4%

SG&A expenses
Tantalum	9,970		11,817
Ceramic	5,254		6,168
Film and Electrolytic	9,513		9,468
	24,737	11.3%	27,453	10.4%

R&D expenses
Tantalum	3,347		3,367
Ceramic	1,669		1,654
Film and Electrolytic	2,156		1,926
	7,172	3.3%	6,947	2.6%

Restructuring charges
Tantalum	6		(22)
Ceramic	1		89
Film and Electrolytic	10,741		1,035
	10,748	4.9%	1,102	0.4%

Write down of long-lived assets
Tantalum	15,786	7.2%	—	—

(Gain) loss on sales and disposals of assets
Tantalum	(32)		3
Ceramic	53		7
Film and Electrolytic	(12)		19
	9	—	29	—

Operating income (loss)
Tantalum	(14,501)		23,894
Ceramic	9,340		8,246
Film and Electrolytic	(12,801)		4,851
	(17,962)	(8.2)%	36,991	14.0%

Other (income) expense, net	7,690	3.5%	9,199	3.5%
Income (loss) before income taxes	(25,652)	(11.7)%	27,792	10.5%
Income tax expense	2,119	1.0%	625	0.2%
Net income (loss)	$(27,771)	(12.7)%	$27,167	10.3%

Consolidated Comparison of the Third Quarter of Fiscal Year 2012 with the Third Quarter of Fiscal Year 2011

Net Sales

Net sales for the quarter ended December 31, 2011 were $218.8 million compared to $264.7 million in the third quarter of fiscal year 2011, a 17.3% decrease primarily due to a 9.8% decrease in unit sales volume.  The decrease in unit sales volume is due to softening demand in our European and Asian markets, as well as a decrease in unit sales to distributors as they reduce their inventory levels.  The effect of the decrease in volume was partially offset by an increase in average selling prices for Tantalum, and Film and Electrolytic primarily related to our ability to increase sales prices to offset increases in Tantalum raw material cost as well as a favorable shift in product line and region mix. In addition to the increases in average selling prices, the etched foil manufacturing operation acquired in June 2011 contributed $5.5 million of net sales to the third quarter of fiscal year 2012.

The following table reflects the percentage of net sales by region for the quarters ended December 31, 2011 and 2010:

	Quarters Ended December 31,
	2011	2010
Americas	29%	27%
EMEA	39%	38%
APAC	32%	35%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended December 31, 2011 and 2010:

	Quarters Ended December 31,
	2011	2010
Distributors	39%	50%
EMS	16%	14%
OEM	45%	36%
	100%	100%

Gross Margin

Gross margin as a percentage of net sales decreased from 27.4% in the third quarter of fiscal year 2011 to 18.5% in the third quarter of fiscal year 2012.  The primary contributors to the decline in gross margin were lower unit sales volume and our inability to pass on the entire effect of higher raw material costs to our customers. The decline in gross margin is driven by the decreases of gross margin as a percent of net sales in Tantalum, and Film and Electrolytic of 15.4 and 7.3 percentage points, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $24.7 million, or 11.3% of net sales for the third quarter of fiscal year 2012 compared to $27.4 million or 10.4% of net sales for third quarter of fiscal year 2011.  The $2.7 million decrease in SG&A expenses primarily consist of decreases in incentive compensation and selling expenses consistent with the decrease in net sales in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011.  These decreases were partially offset by a $1.2 million increase related to Enterprise Resource Planning (“ERP”) integration costs, $0.7 million increase due to salary and wage increases and certain headcount increases, and $0.4 million increase related to marketing expenses.

Research and Development

Research and development expenses were $7.2 million or 3.3% of net sales for the third quarter of fiscal year 2012, compared to $6.9 million, or 2.6% of net sales for the third quarter of fiscal year 2011. The 3.2% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.  The growth in spending also reflects KEMET’s ongoing focus on specialty product development which requires an increase in expense from sampling, tooling and testing.

Restructuring Charges

We incurred $10.7 million in restructuring charges in the third quarter of fiscal year 2012 compared to $1.1 million in restructuring charges in the third quarter of fiscal year 2011.  The restructuring charges in the third quarter of fiscal year 2012 included $6.1 million for termination benefits and $4.5 million to participate in a plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a certain period of time.  These charges are a continuation of our efforts to restructure manufacturing operations within Europe, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow the closure and consolidation of multiple manufacturing operations located in Italy.  In addition, the Company incurred manufacturing relocation costs of $0.3 million for relocation of equipment to China and Mexico.    The restructuring charges in the third quarter of fiscal year 2011 included $1.2 million for the relocation of equipment to Mexico and China as well as a distribution center relocation project and a $(0.1) million recovery of expense from a previous personnel reduction.

Write down of long-lived assets

During the third quarter of fiscal year 2012, we incurred impairment charges totaling $15.8 million related to Tantalum.    Due to customer demands for lower Equivalent Series Resistance (“ESR”) capacitors we evaluated the costs we would need to incur in order to modify the product line in Evora, Portugal to enable it to produce lower ESR capacitors.  Based on this evaluation, we have idled equipment with a net carrying value of $15.8 million and plan to dispose of the equipment. The impairment amount of $15.8 million was the carrying amount of the equipment less the estimated scrap value net of disposal costs.  The impairment charge is recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets” in the three months ended December 31, 2011.

Operating Income (Loss)

Operating loss for the quarter ended December 31, 2011 was $18.0 million compared to operating income of $37.0 million for the quarter ended December 31, 2010.  Gross margin for the third quarter of fiscal year 2012 decreased $32.0 million as compared to the third quarter of fiscal year 2011. Additionally, we incurred $15.8 million for the write down of long-lived assets located in our Portugal plant, and restructuring charges increased $9.7 million.  These expense increases were offset by a $2.7 million decrease in SG&A expenses.

Other (Income) Expense, net

Other (income) expense, net was an expense of $7.7 million in the third quarter of fiscal year 2012 compared to an expense of $9.2 million in the third quarter of fiscal year 2011.  During the third quarter of fiscal year 2012, we recognized a $0.3 million foreign currency exchange loss as compared to a $1.8 million loss on foreign currency exchange in the third quarter of fiscal year 2011, primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  Interest expense for the third quarter of fiscal year 2012 decreased $0.7 million compared to the third quarter of fiscal year 2011.

Income Taxes

Our income tax expense for the third quarter of fiscal year 2012 was a $2.1 million income tax expense compared to a $0.6 million income tax expense for the third quarter of fiscal year 2011.  Income tax expense for the third quarter of fiscal year 2012 is comprised of $1.4 million related to two foreign tax jurisdictions that imposed new tax laws which limited the utilization of net operating losses and $0.7 million primarily related to income taxes for foreign operations

During the third quarter of fiscal year 2011, we incurred $0.6 million of income tax expense related to foreign operations.  The effective income tax rate for the third quarter of fiscal year 2011 was 2.2%.

Business Groups Comparison of the Quarter Ended December 31, 2011 with the Quarter Ended December 31, 2010

Tantalum

The table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income (loss) and Operating income (loss) as a percentage of Net sales for our Tantalum business group for the quarters ended December 31, 2011 and 2010 (amounts in thousands, except percentages):

	Quarters Ended
	December 31, 2011		December 31, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$92,091		$125,325
Gross margin	14,576	15.8%	39,059	31.2%
Operating income (loss)	(14,501)	(15.7)%	23,894	19.1%

Net Sales

Net sales decreased 26.5% during the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011.  Average selling prices increased 20.5% for the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011.  The increase in average selling prices was offset by a 39.0% decrease in unit sales volume during the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011.  The increase in average selling prices was primarily due to our ability to increase selling prices offsetting increases realized in tantalum raw material cost, as well as to a favorable shift in regional and product mix.  While OEM and EMS revenue increased, the distributor channel revenue decreased across all regions as they reduced inventory levels to respond to their customers’ demand.  Sales in the automotive, green technology, and telecommunication sectors remained stable.

Gross Margin

Gross margin decreased by $24.5 million during the quarter ended December 31, 2011, as compared to the quarter ended December 31, 2010.  Gross margin as a percentage of Tantalum net sales decreased to 15.8% in the third quarter of fiscal year 2012 as compared to 31.2% in the third quarter of fiscal year 2011.  Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage of Tantalum net sales.

Operating Income (Loss)

Operating loss for the third quarter of fiscal year 2012 was $(14.5) million compared to operating income of $23.9 million in the third quarter of fiscal year 2011.  The $38.4 million decrease was attributable to a decrease in gross margin of $24.5 million, and a $15.8 million write down of long-lived assets located in our Portugal plant which occurred during the third quarter of fiscal year 2012 and there was not a write down in the third quarter of fiscal year 2011.  This decrease was partially offset by a $1.8 million decrease in SG&A in the third quarter of fiscal year 2012 as compared to the same quarter of fiscal year 2011.

Ceramic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income and Operating income as a percentage of Net sales for our Ceramic business group for the quarters ended December 31, 2011 and 2010 (amounts in thousands, except percentages):

	Quarters Ended
	December 31, 2011		December 31, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$47,510		$50,060
Gross margin	16,317	34.3%	16,164	32.3%
Operating income	9,340	19.7%	8,246	16.5%

Net Sales

Net sales decreased by 5.1% during the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011 primarily due to a decrease in unit sales volume partially offset by a favorable shift in product mix. Unit sales volume decreased 4.2% during the third quarter of fiscal year 2012, as compared to the third quarter of fiscal year 2011 due to declining market demand in Europe and Asia.  Average selling prices decreased 0.9% primarily due to market pressure.

Gross Margin

Gross margin as a percentage of Ceramic net sales increased to 34.3% as compared to 32.3% in the third quarter of fiscal year 2011.  The drivers of the gross margin percentage improvement were an increase in sales of specialty products and production efficiencies.

Operating Income

Operating income for the third quarter of fiscal year 2012 increased $1.1 million primarily due to a $0.9 million decrease in SG&A as well as a $0.1 million increase in gross margin.

Film and Electrolytic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income (loss) and Operating income (loss) as a percentage of Net sales for our Film and Electrolytic business group for the quarters ended December 31, 2011 and 2010 (amounts in thousands, except percentages):

	Quarters Ended
	December 31, 2011		December 31, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$79,194		$89,269
Gross margin	9,597	12.1%	17,299	19.4%
Operating income (loss)	(12,801)	(16.2)%	4,851	5.4%

Net Sales

Net sales decreased 11.3% in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011. Average selling prices for capacitors increased 32.2% in the third quarter of fiscal year 2012 as compared to the same quarter last year. Average selling prices improved across most product lines and all regions. Capacitor unit sales volume for the third quarter of fiscal year 2012 decreased 37.0% compared to the third quarter of fiscal year 2011. Capacitor net sales were favorably impacted by $0.4 million related to foreign exchange.  The Film and Electrolytic machinery division’s net sales decreased by $3.1 million in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011.  The decrease in the Film and Electrolytic machinery division net sales is primarily due to a decrease in unit sales volume partly offset by a $0.5 million benefit related to foreign exchange. The recently acquired etched foil manufacturing operation contributed $5.5 million of net sales.

Gross Margin

Gross margin as a percentage of Film and Electrolytic net sales decreased to 12.1% in the third quarter of fiscal year 2012 as compared to 19.4% in the third quarter of fiscal year 2011.  The decrease is primarily due to the decrease in unit sales volumes, lower production levels and $0.7 million of plant start up costs incurred in Macedonia in the quarter ended December 31, 2011.  In addition, the machinery division’s gross margin decreased to $1.1 million in the third quarter of fiscal year 2012 as compared to $3.9 million in the third quarter of fiscal year 2011.

Operating Income (Loss)

Operating loss for the third quarter of fiscal year 2012 was $12.8 million as compared to operating income of $4.9 million in the third quarter of fiscal year 2011.  The $17.7 million decrease is primarily attributable to a $9.7 million increase in restructuring charges and a $7.7 million decrease in gross margin.  In addition, there was a $0.2 million increase in research and development expenses as compared to the third quarter of fiscal year 2011.

Comparison of the Nine month Period Ended December 31, 2011 with the Nine month Period Ended December 31, 2010

The following table sets forth the operating income for each of our business segments for the nine month periods ended December 31, 2011 and December 31, 2010.  The table also sets forth each of the segments’ net sales as a percent to total net sales and the net income components as a percent to total net sales (dollars in thousands):

	Nine Months Ended
	December 31, 2011		December 31, 2010
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$326,824	42.2%	$362,766	47.9%
Ceramic	163,001	21.1%	161,114	21.3%
Film and Electrolytic	284,340	36.7%	233,156	30.8%
	$774,165	100.0%	$757,036	100.0%

Gross margin
Tantalum	$74,123		$112,186
Ceramic	53,441		53,541
Film and Electrolytic	54,473		37,421
	182,037	23.5%	203,148	26.8%

SG&A expenses
Tantalum	33,587		33,126
Ceramic	17,523		17,610
Film and Electrolytic	32,258		25,931
	83,368	10.8%	76,667	10.1%

R&D expenses
Tantalum	10,313		9,449
Ceramic	5,022		4,680
Film and Electrolytic	6,285		5,073
	21,620	2.8%	19,202	2.5%

Restructuring charges
Tantalum	905		757
Ceramic	89		276
Film and Electrolytic	12,384		4,164
	13,378	1.7%	5,197	0.7%

Write down of long-lived assets
Tantalum	15,786	2.0%	—	—

(Gain) loss on sales and disposals of assets
Tantalum	17		(12)
Ceramic	55		(1,625)
Film and Electrolytic	20		231
	92	—	(1,406)	-0.2%

Operating income
Tantalum	13,515		68,866
Ceramic	30,752		32,600
Film and Electrolytic	3,526		2,022
	47,793	6.2%	103,488	13.7%

Other (income) expense, net	23,500	3.0%	59,016	7.8%
Income before income taxes	24,293	3.1%	44,472	5.9%
Income tax expense	5,897	0.8%	2,493	0.3%
Net income	$18,396	2.4%	$41,979	5.5%

Consolidated Comparison of the Nine month Period Ended December 31, 2011 with the Nine month Period Ended December 31, 2010

Net Sales

Net sales for the nine month period ended December 31, 2011 increased by $17.1 million, or 2.3% to $774.2 million compared to the same period in fiscal year 2011 primarily due to an increase in average selling prices.  Average selling prices for capacitors increased 6.8% primarily related to our ability to increase sales prices to offset increases in tantalum raw material cost and a favorable shift in product line mix. In addition, the Film and Electrolytic machinery division increased net sales by $26.2 million in the nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010.  These increases were offset by a 7.5% decrease in capacitor unit sales volume.

The following table reflects the percentage of net sales by region for the nine month periods ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
	2011	2010
Americas	28%	26%
EMEA	38%	36%
APAC	34%	38%
	100%	100%

The following table reflects the percentage of net sales by channel for the nine month periods ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
	2011	2010
Distributors	43%	51%
EMS	14%	14%
OEM	43%	35%
	100%	100%

Gross Margin

Gross margin was $182.0 million or 23.5% of net sales for the nine month period ended December 31, 2011 compared to $203.1 million or 26.8% of net sales for the nine month period ended December 31, 2010.  The primary contributor to the gross margin decline was a $38.1 million gross margin decrease in Tantalum for the nine month period ended December 31, 2011 compared to the same period in fiscal year 2011. Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage of net sales.  Partially offsetting this decrease was a $17.1 million gross margin increase related to Film and Electrolytic for the nine month period ended December 31, 2011 compared to the same period in fiscal year 2011. This improvement was primarily due to higher average selling prices, a favorable shift in product line mix as well as an increase in gross margin within Film and Electrolytic’s machinery division.

Selling, General and Administrative Expenses

SG&A expenses for the nine month period ended December 31, 2011 were $83.4 million, or 10.8% of net sales, as compared to $76.7 million, or 10.1% of net sales for the same period in fiscal year 2011.  The $6.7 million increase in SG&A expenses included an increase of $3.7 million related to ERP integration costs.  In addition, there was an increase of $2.5 million in selling expenses consistent with the increase in sales, a $2.4 million increase in salary expense for both merit increases and certain additional headcount, a $1.4 million increase in professional and consulting fees, and a $0.7 million increase primarily related to an information technology infrastructure upgrade.  These increases were partially offset by a decrease in incentive compensation.

Research and Development Expenses

R&D expenses for the nine month period ended December 31, 2011 were $21.6 million, or 2.8% of net sales compared to $19.2 million, or 2.5% of net sales for the same period in fiscal year 2011.  The 12.6% increase resulted from increased activities to ensure that products are available to support KEMET’s growth and to meet customer needs.  The growth in spending also reflects KEMET’s ongoing focus on specialty product development which requires an increase in sampling, tooling, and testing.

Restructuring Charges

During the nine month period ended December 31, 2011, we incurred $13.4 million in restructuring charges compared to $5.2 million in restructuring charges for the nine month period ended December 31, 2010.  The restructuring charges in the nine month period ended December 31, 2011 included termination benefits of $6.1 million related to facility closures in Italy that will commence during fiscal year 2013 and $4.5 million to participate in a plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a certain period of time.  These charges are a continuation of our efforts to restructure manufacturing operations within Europe, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow the closure and consolidation of multiple manufacturing operations located in Italy.  In addition, we incurred $1.2 million in personnel reduction costs primarily due to headcount reductions in the Mexican operations of Tantalum.  In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.6 million for relocation of equipment to China and Mexico.    The restructuring charges in the nine month period ended December 31, 2010 included $4.3 million in charges for the relocation of equipment to Mexico and China as well as a distribution center relocation project and $0.9 million for reductions in workforce, for 12 individuals at the upper management or executive level related to our initiative to reduce overall overhead.

Write down of long-lived assets

During the third quarter of fiscal year 2012, we incurred impairment charges totaling $15.8 million related to Tantalum.    Due to customer demands for lower ESR capacitors we evaluated the costs we would need to incur in order to modify the product line in Evora, Portugal to enable it to produce lower ESR capacitors.  Based on this evaluation, we have idled equipment with a net carrying value of $15.8 million and plan to dispose of the equipment. The impairment amount of $15.8 million was the carrying amount of the equipment less the estimated scrap value net of disposal costs.  The impairment charge is recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets” in the nine months ended December 31, 2011.

Operating Income

Operating income for the nine month period ended December 31, 2011 was $47.8 million, compared to operating income of $103.5 million for the nine month period ended December 31, 2010.  Gross margin decreased $21.1 million for the nine month period ended December 31, 2011 as compared to the nine month period ended December 31, 2010 and we incurred a $15.8 million charge for the write down of long-lived assets located in our Portugal plant in the nine month period ended December 31, 2011.  We incurred the following increases when comparing the nine month period ended December 31, 2011 to the nine month period ended December 31, 2010: restructuring charges increased $8.2 million, SG&A increased $6.7 million and research and development expenses increased $2.4 million.  Additionally, during the nine month period ended December 31, 2010, a $1.4 million gain was realized primarily related to the sale of an idle facility in the U.S. compared to a $0.1 million loss on sales and disposals of assets in the nine month period ended December 31, 2011.

Other (Income) Expense, net

Other (income) expense, net was an expense of $23.5 million in the nine month period ended December 31, 2011 compared to an expense of $59.0 million in the nine month period ended December 31, 2010.  The improvement is attributable to a $38.2 million non-cash loss recognized on the early extinguishment of debt in the nine month period ended December 31, 2010 compared to none in the nine month period ended December 31, 2011.  Also, there was a $0.8 million decrease in interest expense in the nine month period ended December 31, 2011 as compared the nine month period ended December 31, 2010.  Offsetting these improvements was a $1.2 million increase in the loss on foreign currency translation in the nine month period ended December 31, 2011 as compared to the nine month period ended December 31, 2010 primarily due to the change in the value of the Euro compared to the U.S. dollar. Additionally, a net gain of $2.0 million was recognized in the nine month period ended December 31, 2010 when we granted a supplier of tantalum powder, wire and related materials, a non-exclusive license, with a right to sublicense, concerning certain patents and patent applications.

Income Taxes

For the nine month period ended December 31, 2011, income tax expense of $5.9 million was comprised of a $5.5 million income tax expense primarily related to foreign operations, $1.4 million related to two foreign tax jurisdictions that imposed new tax laws which limited the utilization of net operating losses, $0.1 million of state income tax benefit, and a $0.9 million U.S. federal income tax benefit related to a prior year settlement.

During the nine month period ended December 31, 2010, we recognized net income tax expense of $2.5 million comprised of a $2.4 million income tax expense related to foreign operations and $0.1 million of federal and state income tax expense.  The effective income tax rate was 24.3% and 5.6% for the nine month periods ended December 31, 2011 and 2010, respectively.

Business Groups Comparison of the Nine month Period Ended December 31, 2011 with the Nine month Period Ended December 31, 2010

Tantalum

The table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income and Operating income as a percentage of Net sales for our Tantalum business group for the quarters ended December 31, 2011 and 2010 (amounts in thousands, except percentages):

	Nine Months Ended
	December 31, 2011		December 31, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$326,824		$362,766
Gross margin	74,123	22.7%	112,186	30.9%
Operating income	13,515	4.1%	68,866	19.0%

Net Sales

Net sales decreased 9.9% during the nine month period ended December 31, 2011, as compared to the same period of fiscal year 2011.  Average selling prices increased 29.0% for the nine month period ended December 31, 2011 as compared to the same period ended December 31, 2010.  The average selling prices impact was offset by a 30.2% decrease in unit sales volume during the nine month period ended December 31, 2011 as compared to the nine month period ended December 31, 2010.  The increase in average selling prices was primarily related to increases realized in tantalum raw material cost.  OEM and EMS revenue increased during the nine month period ended December 31, 2011 as compared to the nine month period ended December 31, 2010 while the distributor channel revenue decreased across all regions as inventories reached levels needed to respond to their customers’ demand.  Sales to the automotive, green technology and the telecommunication sectors remained stable.

Gross Margin

Gross margin decreased by $38.1 million or 33.9% during the nine month period ended December 31, 2011, as compared to the nine month period ended December 31, 2010.  Gross margin as a percentage of Tantalum net sales decreased to 22.7% in the nine month period ended December 31, 2011 as compared to 30.9% in the nine month period ended December 31, 2010.  Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage of Tantalum net sales.

Operating Income

Operating income for the nine month period ended December 31, 2011 was $13.5 million, as compared to an operating income of $68.9 million in the nine month period ended December 31, 2010.  The decline is attributable to the decrease in gross margin of $38.1 million when comparing the gross margin for the nine month period ended December 31, 2011 to the nine month period ended December 31, 2010 and a $15.8 million write down of long-lived assets that was recorded in the nine month period ended December 31, 2011 as compared to no write down in the nine month period ended December 31, 2010.  This decrease was also attributable to an increase in SG&A expenses of $0.5 million, an increase in research and development expenses of $0.8 million and an increase in restructuring charges of $0.1 million during the nine month period ended December 31, 2011 as compared to the nine month period ended December 31, 2010.

Ceramic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income and Operating income as a percentage of Net sales for our Ceramic business group for the nine months ended December 31, 2011 and 2010 (amounts in thousands, except percentages):

	Nine Months Ended
	December 31, 2011		December 31, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$163,001		$161,114
Gross margin	53,441	32.8%	53,541	33.2%
Operating income	30,752	18.9%	32,600	20.2%

Net Sales

Net sales increased by 1.2% during the nine month period ended December 31, 2011 as compared to the same period of fiscal year 2011.  The increase was primarily attributable to a favorable shift in product line mix and higher average selling prices. Unit sales volume decreased 4.2% during the nine month period ended December 31, 2011 as compared to the same period of fiscal year 2011 due to declining market demand in Asia and Europe.  Average selling prices increased 5.6% during the nine month period ended December 31, 2011 as compared to the same period of fiscal year 2011 due primarily to region mix improvements.

Gross Margin

Gross margin remained consistent in the nine month period ended December 31, 2011, as compared to the nine month period ended December 31, 2010.  Gross margin as a percentage of Ceramic net sales decreased to 32.8% in the nine month period ended December 31, 2011 as compared to 33.2% in the nine month period ended December 31, 2010.  The drivers of the gross margin percentage decline were decrease in units sold and increases in production costs.

Operating Income

Operating income declined from $32.6 million in the nine month period ended December 31, 2010 to operating income of $30.8 million in the nine month period ended December 31, 2011.  The decrease in operating income of $1.8 million was attributable to a $0.3 million increase in research and development expenses and a $0.1 million loss on sale of assets in the nine month period ended December 31, 2011  compared to a gain of $1.6 million in the nine month period ended December 31, 2010.  Offsetting these unfavorable differences was a $0.2 million decrease in restructuring charges in the nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010.

Film and Electrolytic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income and Operating income as a percentage of Net sales for our Film and Electrolytic business group for the nine months ended December 31, 2011 and 2010 (amounts in thousands, except percentages):

	Nine Months Ended
	December 31, 2011		December 31, 2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$284,340		$233,156
Gross margin	54,473	19.2%	37,421	16.0%
Operating income	3,526	1.2%	2,022	0.9%

Net Sales

Net sales increased by 22% from $233.2 million in the nine month period ended December 31, 2010 to $284.3 million in the nine month period ended December 31, 2011.  Capacitor average selling prices increased 25.7% at comparable exchange rates for the nine month period ended December 31, 2011 as compared to the same nine month period in fiscal year 2011 due to a favorable shift in product line mix as well as certain product line price increases. Offsetting the increase in average selling prices, capacitor unit sales volume for the nine month period ended December 31, 2011 decreased 20.2% compared to the same period in fiscal year 2011.

Capacitor sales were favorably impacted by $12.7 million related to foreign exchange.  The Film and Electrolytic machinery division increased net sales by $26.2 million in the nine month period ended December 31, 2011 compared to the same period of fiscal year 2011.  The improvement in the Film and Electrolytic machinery division net sales is primarily due to an increase in unit sales volume as well as a $5.6 million benefit related to foreign exchange. The recently acquired etched foil manufacturing operation contributed $12.9 million of net sales.

Gross Margin

Gross margin increased $17.1 million from $37.4 million in the nine month period ended December 31, 2010 to $54.5 million in the nine month period ended December 31, 2011.  The improvement in gross margin was primarily driven by higher average selling prices, a favorable shift in product line mix and the Film and Electrolytic machinery division’s increase in net sales.

Operating Income

Operating income was $3.5 million in the nine month period ended December 31, 2011 compared to an operating income of $2.0 million in the nine month period ended December 31, 2010.  The $1.5 million improvement in operating income was attributable primarily to the $17.1 million improvement in gross margin, during the nine month period ended December 31, 2011 as compared to the nine month period ended December 31, 2010, and zero loss on sales and disposals of assets in the nine month period ended December 31, 2011 as compared to a loss of $0.2 million in the nine month period ended December 31, 2010. This improvement was partly offset by an $8.2 million increase in restructuring charges, a $6.3 million increase in SG&A expenses and a $1.2 million increase in research and development expenses in the nine month period ended December 31, 2011 as compared to the nine month period ended December 31, 2010.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, these cash needs have been met by cash flows from operations, borrowings under our credit agreements and existing cash balances.

Issuance of 10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  The private placement of the 10.5% Senior Notes resulted in proceeds to us of $222.2 million. The Company used a portion of the proceeds of the private placement to repay all of the outstanding indebtedness under the credit facility with K Financing, the EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and the term loan with a subsidiary of Vishay Intertechnology, Inc. (“Vishay”). The Company used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the 2.25% Convertible Senior Notes due 2026 (the “Convertible Notes”) and to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $5.6 million as of December 31, 2011; these costs are being amortized over the term of the 10.5% Senior Notes.

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

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.  There were no borrowings against the Loan and Security Agreement as of December 31, 2011 or March 31, 2011.

Short Term Liquidity

Cash and cash equivalents totaled $136.1 million as of December 31, 2011, a decrease of $16.0 million as compared to $152.1 million as of March 31, 2011. Our net working capital (current assets less current liabilities) as of December 31, 2011 was $336.6 million compared to $316.6 million of net working capital as of March 31, 2011. Cash and cash equivalents held by our foreign subsidiaries totaled $29.7 million and $26.3 million at December 31, 2011 and March 31, 2011, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. Based on our current operating plans, we believe that domestic cash and cash equivalents, cash flows from operations and cash from the revolving line of credit will continue to be sufficient to fund our operating requirements for the next twelve months, including $24.4 million in interest payments, expected capital expenditures in the range of $50 million to $60 million, and payments related to restructuring liabilities.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as business acquisitions, we could raise capital in the U.S. through debt issuances. The incurrence of additional debt would result in increased interest expense. We have borrowed funds domestically and expect to continue to have the ability to do so at reasonable interest rates.

Cash and cash equivalents decreased by $16.0 million for the nine month period ended December 31, 2011 as compared with an increase of $48.6 million during the nine month period ended December 31, 2010.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Nine Months Ended December 31,
	2011	2010
Cash provided by operating activities	$71,903	$75,101
Cash used in investing activities	(43,377)	(14,134)
Cash used in financing activities	(43,545)	(13,337)
Effects of foreign currency fluctuations on cash	(983)	943
Net increase (decrease) in cash and cash equivalents	$(16,002)	$48,573

Operations

Cash provided by operating activities decreased by $3.2 million in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.  This decrease was primarily a result of a $42.2 million decrease in cash flows related to operations (net income adjusted for non-cash items).

The change in operating assets resulted in a $110.8 million improvement in cash generation.  During the nine months ended December 31, 2011, due to decreasing sales, the change in accounts receivable provided $49.2 million of cash.  Offsetting this cash generation, inventories increased, primarily due to higher raw materials prices, which resulted in a $3.9 million use of cash.  However, in the nine month period ended December 31, 2010, increases in inventories resulted in a $54.8 million use of cash.  For the nine month period ended December 31, 2010, raw material inventories increased $26.8 million primarily due to price increases in Tantalum raw materials as well as an increase in the volume of raw materials.  The increase in raw material quantities was driven by increased sales levels and accelerated purchases of raw materials that were expected to increase in price.  Finished goods increased $22.9 million as a result of the increase in sales and demand for our products, and an increase in raw material prices.

The change in operating liabilities resulted in a $65.8 million increase in cash used for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. Within operating liabilities, decreases in accounts payable and accrued liabilities accounted for $66.1 million of the increase in cash used when compared to the prior year nine month period.  In the nine month period ended December 31, 2011, we incurred a use of cash primarily related to a decrease in accounts payable due to a decrease in production activity.  In the nine month period ended December 31, 2011, the increased use of cash for accrued liabilities primarily related to a $9.8 million decrease in the incentive compensation accrual and a $6.0 million decrease in interest payable. The $38.2 million loss on early extinguishment of debt that was incurred during the nine months ended December 31, 2010 was a non-cash item and did not affect cash provided by operations.

Investing

Cash used in investing activities increased $29.2 million in the nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010.  Capital expenditures increased $12.2 million in the nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010.  Also contributing to the increase in cash used in investing activities during the nine months ended December 31, 2011 was the $11.6 million acquisition of Cornell Dubilier Foil, LLC made in the first quarter of fiscal year 2012.  In the nine month period ended December 31, 2010, we received $5.4 million in proceeds from the sale of assets while there were no proceeds from the sale of assets during the nine month period ended December 31, 2011.

Financing

Cash used in financing activities increased $30.2 million in the nine month period ended December 31, 2011 as compared to the nine month period ended December 31, 2010.

In the nine month period ended December 31, 2011, we used $43.7 million for payments on both long-term and short-term debt, primarily related to the retirement of the Convertible Notes.  In the nine month period ended December 31, 2010, proceeds from the issuance of debt resulted from the private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018. The proceeds of $182.5 million were used to repay all of the outstanding indebtedness under our credit facilities with K Financing, LLC, our EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and our term loan with Vishay.  We used $38.1 million to retire $40.5 million in aggregate principal amount of our Convertible Notes and $6.6 million to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We made a principal payment related to UniCredit Facility A on April 1, 2010 for EUR 7.7 million ($9.9 million).

Commitments

In addition to the contractual obligations disclosed in the Company’s 2011 Annual Report, we had contractual obligations in the form of inventory purchase obligations, fixed asset purchase obligations and construction obligations as of December 31, 2011 as follows (amounts in thousands):

		Payments Due by Period
					More than
	Total	Year 1	Years 2-3	Years 4-5	5 years
Inventory purchase obligations	$9,500	$8,750	$750	$—	$—
Fixed asset purchase obligation	1,253	1,253	—	—	—
Construction obligations	18,549	17,082	1,467	—	—
	$29,302	$27,085	$2,217	$—	$—

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

Adjusted operating income is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Operating income (loss)	$(17,962)	$36,991	$47,793	$103,488

Adjustments:
Write down of long-lived assets	15,786	—	15,786	—
Restructuring charges	10,748	1,102	13,378	5,197
Plant start-up costs	666	—	1,384	—
Stock-based compensation expense (recovery)	(797)	429	1,378	911
Net (gain) loss on sales and disposals of assets	9	29	92	(1,406)
ERP integration costs	1,812	602	4,935	1,257
Registration related fees	—	950	281	950
Acquisition related fees	—	—	610	—

Adjusted operating income	$10,262	$40,103	$85,637	$110,397

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$(27,771)	$27,167	$18,396	$41,979

Adjustments:
Write down of long-lived assets	15,786	—	15,786	—
Restructuring charges	10,748	1,102	13,378	5,197
Plant start-up costs	666	—	1,384	—
Amortization included in interest expense	847	1,210	2,903	3,964
Net (gain) loss on sales and disposals of assets	9	29	92	(1,406)
ERP integration costs	1,812	602	4,935	1,257
Stock-based compensation expense (recovery)	(797)	429	1,378	911
Net foreign exchange loss	303	1,785	1,571	378
Registration related fees	—	950	281	950
Acquisition related fees	—	—	610	—
Gain on licening of patents	—	—	—	(2,000)
Loss on early extinguishment of debt	—	—	—	38,248
Income tax expense related to foreign tax law changes	1,448	—	1,448	—
Income tax impact of adjustments (1)	(1,050)	(196)	(660)	(828)

Adjusted net income	$2,001	$33,078	$61,502	$88,650

(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$(27,771)	$27,167	$18,396	$41,979

Adjustments:
Income tax expense	2,119	625	5,897	2,493
Interest expense, net	6,974	7,728	21,582	22,415
Depreciation and amortization	10,373	12,661	33,384	41,303
Write down of long-lived assets	15,786	—	15,786	—
Restructuring charges	10,748	1,102	13,378	5,197
Plant start-up costs	666	—	1,384	—
Net foreign exchange loss	303	1,785	1,571	378
Stock-based compensation expense (recovery)	(797)	429	1,378	911
Net (gain) loss on sales and disposals of assets	9	29	92	(1,406)
ERP integration costs	1,812	602	4,935	1,257
Registration related fees	—	950	281	950
Acquisition related fees	—	—	610	—
Gain on licening of patents	—	—	—	(2,000)
Loss on early extinguishment of debt	—	—	—	38,248

Adjusted EBITDA	$20,222	$53,078	$118,674	$151,725

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

Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization expense, adjusted to exclude write down of long-lived assets, restructuring charges, plant start-up costs, net foreign exchange gain/ loss, stock-based compensation expense/recovery, net gain/loss on sales and disposals of assets, ERP integration costs, debt and stock registration related fees, acquisition related fees, gain on licensing of patents, and loss on the early extinguishment of debt. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

There were no accounting standards adopted in the nine month period ended December 31, 2011.

New accounting standards issued but not yet adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income.  ASU 2011-12 defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of AOCI in both OCI and net income on the face of the financial statements.  ASU 2011-12 requires companies to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclosed in the notes to the financial statements.  ASU 2011-12 also defers the requirement to report reclassification adjustments in interim periods and requires companies to present only total comprehensive income in either a single continuous statement or two consecutive statements in interim periods.  ASU 2011-05 and ASU 2011-12 will be effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at December 31, 2011, and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2012
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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at December 31, 2011, and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.