Form 10-K
period 2012-03-31
KEMET CORP
filed 2012-05-18
CIK 887730

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          Aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2011, computed by reference to the closing sale price of the registrant's common stock was approximately $313,852,711.

          Number of shares of each class of common stock outstanding as of May 15, 2012: common stock, $0.01 par value, 44,886,754.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held July 26, 2012 are incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS

General

        We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors. Capacitors are electronic components that store, filter and regulate electrical energy and current flow and are one of the essential passive components used in circuit boards. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2012, 2011, and 2010 we shipped 32 billion capacitors, 35 billion capacitors, and 31 billion capacitors, respectively. We believe the medium-to-long term demand for the various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation. As used in this report, the terms "we", "us", "our", "KEMET" and the "Company" refer to KEMET Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

        We operate 22 production facilities in Europe, North America and Asia and employ 9,700 employees worldwide. We manufacture capacitors in Europe, North America, and Asia. Our customer base includes most of the world's major electronics original equipment manufacturers ("OEMs") (including Alcatel-Lucent USA Inc., Apple Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett- Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive), electronics manufacturing services providers ("EMSs") (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). For fiscal years 2012 and 2011, our consolidated net sales were $984.8 million and $1,018.5 million, respectively.

Background of Company

        KEMET's operations began in 1919 as a business of Union Carbide Corporation ("Union Carbide") to manufacture component parts for vacuum tubes. In the 1950s, Bell Laboratories invented solid-state transistors along with tantalum capacitors and other passive components necessary for their operation. As vacuum tubes were gradually replaced by transistors, we changed our manufacturing focus from vacuum tube parts to tantalum capacitors. We entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers. By 1966, we were the United States' market leader in tantalum capacitors. In 1969, we began production of ceramic capacitors as one of approximately 35 United States manufacturers, and opened our first manufacturing facility in Mexico. In 2003, we expanded operations into Asia, opening our first facility in Suzhou, China. In fiscal year 2007, we acquired the tantalum business unit of EPCOS AG ("EPCOS"). In fiscal year 2008, we acquired Evox Rifa Group Oyj ("Evox Rifa") and Arcotronics Italia S.p.A. ("Arcotronics") and, as a result, entered into markets for film, electrolytic and paper capacitors. In fiscal year 2012, we acquired Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil

Manufacturing, LLC ("KEMET Foil")) and Niotan Incorporated (whose name was subsequently changed to KEMET Blue Powder Corporation ("Blue Powder")) which will allow us to achieve some vertical integration. We are organized into three segments: the Tantalum Business Group ("Tantalum"), the Ceramic Business Group ("Ceramic") and the Film and Electrolytic Business Group ("Film and Electrolytic").

        KEMET Corporation is a Delaware corporation that was formed in 1990 by certain members of the Company's management at the time, Citicorp Venture Capital, Ltd. and other investors that acquired the outstanding common stock of KEMET Electronics Corporation from Union Carbide. In 1992, we publicly issued shares of our common stock. Today, our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "KEM".

Recent Developments

Issuance of 10.5% Senior Notes Add-On

        On April 3, 2012, we completed the sale of $15.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

        On March 27, 2012, we completed the sale of $110.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee. Upon the completion of these transactions, we had $355.0 million aggregate principal amount of the 10.5% Senior Notes due 2018 outstanding.

        We will use the proceeds of these recent offerings to finance a portion of the acquisition of Niotan Incorporated ("Niotan"), make the initial payment of $50 million under the NEC TOKIN Corporation ("NT") transaction, pay related transactions fees and expenses and for general corporate purposes. These transactions are described below:

Equity Investment

        On March 12, 2012, we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to acquire 51% of the common stock (which will represent a 34% of the economic interest) of NT, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the "Initial Purchase") from NEC Corporation ("NEC") of Japan. Revenue of NT for the fiscal year ended March 31, 2011 was JPY64,770 million or approximately $755 million. The transaction is subject to customary closing conditions, including required regulatory filings. The transaction is expected to close in the second quarter of fiscal year 2013, at which time we will pay a purchase price of $50.0 million for new shares of common stock of NT (the "Initial Closing"). Upon the Initial Closing, we will account for our equity investment in NT using the equity method in a non-consolidated variable interest entity since we will not have the power to direct significant activities of NT.

        In connection with our entry into the Stock Purchase Agreement, we entered into a Stockholders' Agreement (the "Stockholders' Agreement") with NT and NEC, which provides for restrictions on transfers of NT's capital stock, certain tag-along and first refusal rights on transfer, restrictions on NEC's ability to convert the preferred stock of NT held by it, certain management services to be provided to NT by KEMET Electronics Corporation (or an affiliate of KEMET Electronics Corporation) and certain board representation rights. At the Initial Closing, we will hold four of seven NT director positions. However, NEC will have significant board rights. The Stockholders' Agreement also contemplates a loan from NEC to NT in connection with NT's rebuilding of its operations in Thailand as a result of flooding that occurred in 2011.

        Concurrent with entry into the Stock Purchase Agreement and the Stockholders' Agreement, we entered into an Option Agreement (the "Option Agreement") with NEC whereby we may purchase additional shares of NT common stock from NT for a purchase price of $50.0 million, resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NT's common stock (the "First Call Option") by providing notice of the First Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, we may also exercise an option to purchase all outstanding capital stock of NT from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NT's debt obligation to NEC (the "Second Call Option") by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC may require us to purchase all outstanding capital stock of NT from its stockholders, primarily NEC. However, NEC may only exercise this right (the "Put Option") from August 1, 2014 through April 1, 2016 if NT achieves certain financial performance. The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NT's debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NT's debt obligation to NEC which we will assume. The determination of the purchase price will be modified in the event there is an unresolved agreement between NEC and us under the Stockholders' Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NT to NEC.

Acquisitions

        On February 21, 2012, we acquired all of the outstanding shares of Blue Powder, from an affiliate of Denham Capital Management LP. Blue Powder, has its headquarters and principal operating location in Carson City, Nevada and we believe it is the largest production location for tantalum powder in the western hemisphere.

        We paid an initial purchase price of $30.5 million (net of cash received) at the closing of the transaction. Additional deferred payments of $45 million are payable over a thirty-month period and a working capital adjustment of $0.4 million which was paid in April 2012. We are also required to make quarterly royalty payments for tantalum powder produced by Blue Powder, in an aggregate amount equal to $10 million by December 31, 2014.

        On June 13, 2011, we completed our acquisition of KEMET Foil, a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of aluminum electrolytic capacitors. The purchase price was $15 million plus a $0.5 million working capital adjustment amount, of which $11.6 million (net of cash received) was paid at closing and $1.0 million is to be paid on each of the first three anniversaries of the closing date.

Restructuring

        In fiscal year 2010, we initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole. The restructuring plan includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company. Restructuring charges in the fiscal year ended March 31, 2012 relate to this plan and are primarily comprised of termination benefits of $6.1 million related to facility closures in Italy that will commence during fiscal year 2013 and charges of $4.5 million to participate in a plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a certain period of time. These charges are a continuation of our efforts to restructure manufacturing operations within

Europe, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow for the closure and consolidation of multiple manufacturing operations located in Italy. In addition, we incurred $1.7 million in personnel reduction costs primarily due to headcount reductions in the Mexican operations of Tantalum. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.9 million for the relocation of equipment to China and Mexico.

        During the remainder of this restructuring effort, we expect to incur charges of $25 million for relocation, severance and other restructuring related costs in Film and Electrolytic. In addition, we expect to incur $36 million of costs primarily related to the purchase of land and capital spending related to the construction of two new manufacturing locations, including the aforementioned new facility in Italy. As the three existing facilities in Italy are vacated, we will offer these properties for sale. We expect the restructuring plan to result in a $5.7 million reduction in our operating cost structure in Europe in fiscal year 2013 compared to fiscal year 2012. We anticipate that benefits from the restructuring efforts will continue to grow during fiscal years 2014 and 2015. During fiscal year 2015, we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of $25 million to $30 million versus fiscal year 2012.

Our Industry

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

        The choice of capacitor dielectric is driven by the engineering specifications and the application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, voltage requirements, size and cost. We compete with others that manufacture and distribute capacitors both domestically and globally. Success in our market is influenced by many factors, including price, engineering specifications, quality, breadth of offering, performance characteristics, customer service and geographic location of our manufacturing sites. As in all manufacturing industries, there is ongoing pressure on average unit selling prices for capacitors. To help mitigate this effect, many of our larger competitors have relocated their manufacturing operations to low cost regions and in closer proximity to their customers.

        Within the capacitor market there exist several types of capacitor technologies, the largest segments of which include ceramic, tantalum, aluminum and film and paper. Ceramic and tantalum capacitors are commonly used in conjunction with integrated circuits and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Tantalum is a chemical element and popular in capacitors because of its ability to put high capacitance in a small volume. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at higher capacitance values. Solid aluminum capacitors can be more effective in special applications. Film, paper and electrolytic capacitors can also be used to support integrated circuits, but also are used in the field of power electronics to provide energy for applications such as motor starts, power conditioning, electromagnetic interference filtering safety and inverters. Capacitors account for the largest market within the passive component product grouping. According to a March 2012 report by Paumanok Publications, Inc. ("Paumanok"), a market research firm concentrating on the passive components industry, the global capacitor market in fiscal year 2012 (fiscal year ending

March 2012) is forecasted to be $17.9 billion in revenues and 1.6 trillion units. This is down from $19.4 billion in revenues and 1.7 trillion units in fiscal year 2011. According to the Paumanok report the global capacitor market is expected to improve substantially and achieve revenue and unit sales volume of $24.4 billion and 2.4 trillion units, respectively in fiscal year 2017. This would represent revenue and unit volume increases of 36% and 51%, respectively, from fiscal year 2012 to fiscal year 2017. According to Paumanok, the forecast of the capacitor industry for fiscal year 2012 and the expected growth to fiscal year 2017 are as follows (amounts in billions):

	Fiscal Year 2012	Fiscal Year 2017
Tantalum	$2.0	$3.5
Ceramic	8.8	12.1
Aluminum	4.3	5.3
Paper and plastic film	2.2	2.7

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

Markets and Customers

        Our products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer, industrial and aerospace industries. We also sell products to EMS providers, which also serve OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent the largest channel through which we sell our capacitors. TTI, Inc., an electronics distributor, accounted for over 10% of our net sales in fiscal years 2012, 2011 and 2010. If our relationship with TTI, Inc. were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by TTI, Inc. Our top 50 customers accounted for 72.7% of our net sales during fiscal year 2012.

        The following table presents an overview of the diverse industries that incorporate our capacitors into their products and the general nature of those products.

Industry	Products
Automotive	Adaptive cruise control, lane departure warning, rearview camera systems, audio systems, tire pressure monitoring, power train electronics, instrumentation, airbag systems, anti-lock braking and stabilization systems, hybrid and electric drive vehicles, electronic engine control modules, driver comfort controls, and security systems
Business Equipment	Copiers, point-of-sale terminals, and fax machines
Communications	Cellular phones, telephones, switching equipment, relays, base stations, and wireless infrastructure
Computer-related	Personal computers (laptops, tablets, netbooks), workstations, mainframes, computer peripheral equipment, power supplies, disk drives, printers, and local area networks
Industrial	Electronic controls, measurement equipment, instrumentation, solar and wind energy generation, and medical electronics
Consumer	DVD players, MP3 players, game consoles, LCD televisions, global positioning systems and digital still cameras
Military/Aerospace	Avionics, radar, guidance systems, and satellite communications
Alternative Energy	Wind generation systems, solar generation systems, geothermal generation systems, tidal generation systems and electric drive vehicles

        We produce a small percentage of capacitors under military specification standards sold for both military and commercial uses. We do not sell any capacitors directly to the United States government. Certain of our customers purchase capacitors for products in the military and aerospace industries.

        It is impracticable to report revenues from external customers for each of the above noted products primarily because approximately 42% of our external sales being made to electronics distributors.

KEMET in the United States

        Our corporate headquarters is located in Simpsonville, South Carolina, which is part of the greater Greenville metropolitan area. Individual functions continue to evolve to support global activities in Asia, Europe, and the Americas, either from Greenville, South Carolina or through other locations in appropriate parts of the world.

        Commodity manufacturing previously located in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America. In March 2012, we began the production of power film capacitors in the United States to support alternative energy products and emerging green technologies, such as hybrid electric drive vehicles. In fiscal year 2013, we expect to begin production of electrolytic capacitors to further support alternative energy products and emerging green technologies.

        On June 13, 2011, we completed the acquisition of KEMET Foil, a Tennessee-based manufacturer of etched foils utilized as a core component in the manufacture of electrolytic capacitors. On February 21, 2012, we completed the acquisition of all of the outstanding shares of Blue Powder, a leading manufacturer of tantalum powders. Blue Powder has been a significant supplier of tantalum powder to KEMET for several years. Blue Powder's headquarters and principal operating location is in Carson City, Nevada.

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

KEMET in Asia Pacific

        Over the past several years, low production costs and proximity to large, growing markets have caused many of our key customers to relocate production facilities to Asia, particularly China. We have a well-established sales and logistics network in Asia to support our customers' Asian operations. In calendar year 2003, we commenced shipments from Suzhou, China. In connection with the Evox Rifa acquisition, which was completed in April 2007, we added another Chinese operation in Nantong, China, as well as a manufacturing operation in Batam, Indonesia. In fiscal year 2012, as part of our restructuring efforts, we began to reduce the operations at the Nantong, China plant and move operations to Suzhou, China. With the Arcotronics acquisition, which was completed in October 2007, we have further expanded our presence in China with a manufacturing operation in Anting, China. These operations will continue to support customers in Asia with top quality film and electrolytic capacitors. In the fourth quarter of fiscal year 2010, we began to manufacture aluminum polymer products in another facility in Suzhou, China. During the second quarter of fiscal year 2012, we began production of Electrolytic products in a third facility in Suzhou, China. Manufacturing operations in China are expected to continue to grow and we anticipate that our production capacity in China may be equivalent to Mexico in the future. The vision for KEMET China is to be a Chinese operation, with Chinese management and workers, to help achieve our objective of being a global company. These facilities will be responsible for maintaining our traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow our customer base in Asia.

KEMET in Europe

        We acquired the tantalum business unit of EPCOS in April 2006, acquired Evox Rifa in April 2007, and acquired Arcotronics in October 2007. These acquisitions have provided us with manufacturing operations in Europe. We currently have one or more manufacturing locations in Bulgaria, Finland, Germany, Italy, Portugal, Sweden, and the United Kingdom and we are expanding our manufacturing to Macedonia. In addition, we operate a product innovation center in Farjestaden, Sweden. We will maintain and enhance our strong European sales and customer service infrastructure, allowing us to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

        In September 2009, we announced plans to reduce operating costs by consolidating the manufacturing of certain products and by implementing other Lean initiatives. Manufacturing consolidation plans include the movement of certain standard, high-volume products to lower cost manufacturing locations. We anticipate the plans will be completed in fiscal year 2015; however, the length of time required to complete the restructuring activities is dependent upon a number of factors, including the ability to continue to manufacture products required to meet customer demand while at the same time relocating certain production lines, and the progress of discussions with union and government representatives in certain European locations concerning the optimization of product mix and related headcount requirements in such manufacturing locations. In July 2010, we relocated our Amsterdam Hub facility to the Czech Republic as part of our cost reduction measures. This relocation has allowed shipping lane optimization and customer consolidation (bi-weekly or weekly) for all import shipments. Our European manufacturing plants will continue to ship direct to 'local' customers (which are customers located in the same country as the plant). In November 2011, we reached an agreement with labor unions in Italy to continue the restructuring process in Italy by consolidating three existing plants into a single new facility in Italy. During the remainder of this restructuring effort, we expect to incur charges of $25 million for relocation, severance and other restructuring related costs in Film and Electrolytic. In addition, we expect to incur $36 million of costs primarily related to the purchase of land and capital spending related to the construction of two new manufacturing locations, including the aforementioned new facility in Italy. As the three existing facilities in Italy are vacated, we will offer these properties for sale. We expect the restructuring plan to result in a $5.7 million reduction in our operating cost structure in Europe in fiscal year 2013 compared to fiscal year 2012. We anticipate that benefits from the restructuring efforts will continue to grow during fiscal years 2014 and 2015. During fiscal year 2015 we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of $25 million to $30 million versus fiscal year 2012.

Global Sales and Logistics

        In recent years, it has become more complicated to do business in the electronics industry. Market-leading electronics manufacturers have spread their facilities globally. The growth of the electronics manufacturing services industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. In order to drive down costs, the most successful business models in the electronics industry are based on tightly integrated supply chain logistics. Our direct worldwide sales force and a well-developed global logistics infrastructure distinguish us in the marketplace and will remain a hallmark of KEMET in meeting the needs of our global customers. The North America and South America ("Americas") sales staff is organized into four areas supported by regional offices. The sales staff for Europe, Middle East and Africa ("EMEA") is organized into five areas, also supported by regional offices. The Asia and Pacific Rim ("APAC") sales staff is organized into four areas, and is also supported by regional offices. We also have independent sales representatives located in seven countries worldwide including: Brazil, Puerto Rico, South Korea, and the United States.

        In our major markets, we market and sell our products primarily through a direct sales force. The traditional sales team is supported by Field Application Engineers in each region who are experts in electronic engineering and market all of KEMET's products by assisting customers with the resolution of capacitor application issues. In addition, we use independent commissioned representatives. We believe our direct sales force creates a distinct competence in the marketplace and has enabled us to establish and maintain strong relationships with our customers. With a global sales organization that is customer-focused, our direct sales personnel from around the world serve on KEMET Global Account Teams. These teams are committed to serving any customer location in the world with a dedicated KEMET representative. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer.

        Electronics distributors are an important distribution channel in the electronics industry and accounted for 42%, 50%, and 48% of our net sales in fiscal years 2012, 2011 and 2010, respectively. In fiscal years 2012, 2011 and 2010, TTI, Inc. accounted for more than 10% of net sales.

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

Sales by Geography

        In fiscal years 2012 and 2011, net sales by region were as follows (dollars in millions):

	Fiscal Year 2012			Fiscal Year 2011
	Net Sales	% of Total		Net Sales	% of Total
Americas	$278.0	28%	Americas	$254.1	25%
APAC	334.6	34%	APAC	381.7	37%
EMEA	372.2	38%	EMEA	382.7	38%

	$984.8			$1,018.5

        We believe our regional balance of revenues is a benefit to our business. The geographic diversity of our net sales diminishes the impact of regional sales decreases caused by various holiday seasons. While sales in the U.S. are the lowest of the three regions, the U.S. remains the leading region in the world for product design in activity where engagement with OEM design engineers determines product placement independent of the region of the world where the final product is manufactured.

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

        Our major global competitors include AVX Corporation, Matsushita Electric Industrial Company, Ltd. (Panasonic), Murata Manufacturing Co., Ltd., NEC TOKIN Corporation, Sanyo Electric Co., Ltd., Taiyo Yuden Co., Ltd., TDK-EPC Corporation, WIMA GmbH & Co., KG and Vishay. These competitors, among others, cover the breadth of our capacitor offerings.

Raw Materials

        The principal raw materials used in the manufacture of our products are tantalum powder, palladium, aluminum and silver. These materials are considered commodities and are subject to price volatility.

        In fiscal year 2012, we experienced significant raw material price fluctuations in the tantalum supply chain. We began the process of reducing the complexity and uncertainty of the tantalum raw material supply by vertically integrating our supply chain. The acquisition of Blue Powder, along with our ability to source and process conflict free tantalum ore, will allow us to achieve our vertical integration goal. Except for the processing of tantalum ore into potassium heptafluorotantalate, we now have the ability to manufacture the majority of our tantalum powder requirements.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors ("MLCC") and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however, the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2012 the price of palladium fluctuated between $563 and $833 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.

        Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, however, could have an adverse affect on our profitability.

Patents and Trademarks

        At March 31, 2012, we held the following number of patents and trademarks:

	Patents	Trademarks
United States	87	8
Foreign	29	103

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

Research and Development

        Research and development expenses were $29.4 million, $25.9 million and $22.1 million for fiscal years 2012, 2011 and 2010, respectively. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of our products and manufacturing processes have been designed and developed by our engineers. We continue to invest in new technology to improve product performance and production efficiencies.

Segment Reporting

        We are organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the business groups, the cost of which are generally allocated to the business groups based on their respective budgeted net sales. See Note 8, "Segment and Geographic Information" to our consolidated financial statements.

Tantalum Business Group

        Our Tantalum Business Group is a leading manufacturer of solid tantalum and aluminum capacitors. Over the past fifty years, we have made significant investments in our tantalum capacitor business and, based on net sales, we believe that we are the largest tantalum capacitor manufacturer in the world. We believe we have one of the broadest lines of tantalum product offerings and are one of the leaders in the growing market for high-frequency surface mount tantalum and aluminum polymer capacitors. On February 21, 2012, we acquired Blue Powder which we believe is the largest production location for tantalum powder in the western hemisphere. For fiscal years 2012 and 2011, our Tantalum Business Group had consolidated net sales of $417.0 million and $486.6 million, respectively.

        Our Tantalum Business Group's broad product portfolio, industry leading process and materials technology, global manufacturing base and on-time delivery capabilities allow us to serve a wide range of customers in a diverse group of end markets, including computing, telecommunications, consumer, medical, military, automotive and general industries. This business group operates seven manufacturing sites in Portugal, Mexico, China and the United States and also maintains a product innovation center in the United States. Our Tantalum Business Group employs approximately 4,300 employees worldwide.

Ceramic Business Group

        Our Ceramic Business Group offers an extensive line of multilayer ceramic capacitors in a variety of sizes and configurations. We are one of the two leading ceramic capacitor manufacturers in the United States and among the ten largest manufacturers worldwide. For fiscal years 2012 and 2011, our Ceramic Business Group had consolidated net sales of $213.8 million and $210.5 million, respectively.

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

Film and Electrolytic Business Group

        Our Film and Electrolytic Business Group produces film, paper and wet aluminum electrolytic capacitors. We entered this market through the acquisitions of Evox Rifa and Arcotronics in fiscal year 2008. Film capacitors are preferred where high reliability is a determining factor, while wet aluminum electrolytic capacitors are preferred when high capacitance at a reasonable cost is required. We are one of the world's largest suppliers of film and one of the leaders in wet aluminum electrolytic capacitors for high-value custom applications. On June 13, 2011, we completed the acquisition of KEMET Foil, which manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors. Film and Electrolytic also operates a machinery division located in Sasso Marconi, Italy that provides automation solutions for the manufacture, processing and assembly of metalized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices. For fiscal years 2012 and 2011, our Film and Electrolytic Business Group had consolidated net sales of $354.1 million and $321.4 million, respectively.

        Our Film and Electrolytic Business Group primarily serves the industrial, automotive, consumer and telecom markets. We believe that our Film and Electrolytic Business Group's product portfolio, technology and experience position us to significantly benefit from the continued growth in alternative energy solutions. We operate fourteen film and electrolytic manufacturing sites throughout Europe, Asia, Mexico and the United States and operate a product innovation center in Sweden. In June 2011, we began the production of power film capacitors in the United States to support alternative energy products and emerging green technologies, such as hybrid electric drive vehicles. In fiscal year 2013, we expect to begin production of electrolytic capacitors in the United States to further support alternative energy products and emerging green technologies. Our Film and Electrolytic Business Group employs approximately 2,600 employees worldwide.

        In September 2009, we announced plans to reduce operating costs by consolidating the manufacturing of certain products and by implementing other Lean initiatives. Manufacturing consolidation plans include the movement of certain standard, high-volume products to lower cost manufacturing locations. We anticipate the plans will be completed in fiscal year 2015; however, the length of time required to complete the restructuring activities is dependent upon a number of factors, including the ability to continue to manufacture products required to meet customer demand while at the same time relocating certain production lines and the progress of discussions with union and government representatives in certain European locations concerning the optimization of product mix and related headcount requirements in such manufacturing locations. In July 2010, we relocated our Amsterdam Hub facility to the Czech Republic as part of our cost reduction measures. This relocation has allowed shipping lane optimization and customer consolidation (bi-weekly or weekly) for all import shipments. Our European manufacturing plants will continue to ship direct to 'local' customers (which are customers located in the same country as the plant). In November 2011, we reached an agreement with labor unions in Italy to continue the restructuring process in Italy by consolidating three existing plants into a single new facility in Italy. During the remainder of this restructuring effort, we expect to incur charges of $25 million for relocation, severance and other restructuring related costs in Film and Electrolytic. In addition, we expect to incur $36 million of costs primarily related to the purchase of land and capital spending related to the construction of two new manufacturing locations, including the aforementioned new facility in Italy. As the three existing facilities in Italy are vacated, we will offer these properties for sale. We expect the restructuring plan to result in a $5.7 million reduction in our operating cost structure in Europe in fiscal year 2013 compared to fiscal year 2012. We anticipate that benefits from the restructuring efforts will continue to grow during fiscal years 2014 and 2015. During fiscal year 2015 we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of $25 million to $30 million versus fiscal year 2012.

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

        We fully support the position of the Electronic Industry Citizenship Coalition (EICC), the Global e-Sustainability Initiative (GeSI), the Electronic Components, Assemblies and Materials Association (ECA) and the Tantalum-Niobium International Study Center (TIC) in avoiding the use of conflict minerals which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo or adjoining countries, in line with full compliance to the EICC's Electronic Industry Code of Conduct. Our tantalum supply base has been and continues to be certified to be sourced from conflict free zones. All of our tantalum material suppliers have complied with and issued signed Letters of Certification attesting that we will not receive tantalum powders and wire made from tantalum ores illegally mined in the Democratic Republic of Congo. In addition, all tantalum raw material providers that we use have either been Conflict Free Smelter (CFS) certified per the EICC/GeSI CFS Assessment Program or are awaiting the third party audit to complete their CFS certification. This policy and certification process is being implemented for all conflict minerals. We will immediately discontinue doing business with any supplier found to be purchasing materials which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo or adjoining countries. We will continue to work through the EICC, GeSI, ECA and TIC towards the goal of greater transparency in the supply chain.

Summary of activities to develop a transparent supply chain:

        We have been involved in developing a transparent supply chain. We are a member of the EICC/GeSI working group that developed the Conflict Free Smelter (CFS) Assessment Program and are participating in the pilot implementation phase of the Organization for Economic Cooperation and Development (OECD) Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas. We will rely on the EICC/GeSI third party audits to supplement our internal due diligence of conflict mineral suppliers and are monitoring the progress of these audits to ensure our supply chain is conflict free. We fully support section 1502 "Conflict Minerals" of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and will comply with all reporting requirements.

Employees

        We have approximately 9,700 employees as of March 31, 2012, of whom 600 are located in the United States, 4,900 are located in Mexico, 2,200 in Asia and 2,000 in Europe. We believe that our future success will depend in part on our ability to recruit, retain, and motivate qualified personnel at all levels of the Company. The number of employees represented by labor organizations at KEMET locations in each of the following countries is: 3,250 hourly employees in Mexico (as required by Mexican law), 700 employees in Italy, 250 employees in Indonesia, 250 employees in Bulgaria, 200 employees in China, 200 employees in Finland, 100 employees in Portugal and 100 employees in Sweden. In fiscal year 2012, we did not experience any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

Securities Exchange Act of 1934 Reports

        We maintain an Internet website at the following address: http://www.kemet.com. KEMET makes available on or through our Internet website certain reports and amendments to those reports that are filed or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and beneficial ownership reports on Forms 3, 4 and 5. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Global Code of Conduct and updated Mission, Vision and Values

        To complement KEMET's Global Code of Conduct ("Code of Conduct"), which became effective August 1, 2010, KEMET introduced updated mission and vision statements along with a set of core values in June 2011. KEMET's Mission is to help make the world a better, safer, more connected place to live. KEMET's Vision is to be the world's most trusted partner for innovative component solutions. KEMET's updated Values embody the key expectations of how our employees should approach the work they do every day: One KEMET, Unparalleled Customer Experience, Ethics and Integrity, Talent Oriented, No Politics, The Math Must Work and Speed. The Global Code of Conduct and updated Mission, Vision and Values are applicable to all employees, officers, and directors of the Company. The Code of Conduct, Mission, Vision and Values and any amendments thereto will be immediately available at http://www.kemet.com.

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

        Factors that may cause the actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iii) an increase in the cost or a decrease in the availability of our principal raw materials; (iv) changes in the competitive environment; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) economic, political, or regulatory changes in the countries in which we operate; (vii) difficulties, delays or unexpected costs in completing the restructuring plan; (viii) equity method investments expose us to a variety of risks; (ix) acquisitions and other strategic transactions expose us to a variety of risks; (x) inability to attract, train and retain effective employees and management; (xi) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xiv) subject to international laws relating to trade, export controls and foreign corrupt practices; (xv) volatility of financial and credit markets affecting our access to capital; (xvi) needing to reduce the total costs of our products to remain competitive; (xvii) potential limitation on the use of net operating losses to offset possible future taxable income; (xviii) restrictions in our debt agreements that limit our flexibility in operating our business; and (xix) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.

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

        TTI, Inc., an electronics distributor, accounted for over 10% of our net sales in fiscal years 2012, 2011 and 2010. If our relationship with TTI, Inc. were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by TTI, Inc.

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

         Adverse economic conditions could cause the write down of long-lived assets or goodwill.

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

        Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In the event that the test shows that the carrying value of goodwill is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash.

         An increase in the cost or decrease in the availability of our principal raw materials could adversely affect profitability.

        The principal raw materials used in the manufacture of our products are tantalum powder, tantalum ore, palladium, aluminum and silver. These materials are considered commodities and are subject to price volatility. In fiscal year 2012, we experienced significant raw material price fluctuations in the tantalum supply chain. We began the process of reducing the complexity and uncertainty of the tantalum raw material supply by vertically integrating our supply chain. The acquisition of Blue Powder, along with our ability to source and process conflict free tantalum ore, will allow us to achieve our vertical integration goal. Except for the processing of raw ore into potassium heptafluorotantalate, we now have the ability to manufacture the majority of our tantalum powder requirements. Given that we are not currently party to any long-term supply agreements for tantalum powder, this could impact our financial performance from period to period given that we do not hedge any of our raw material exposure and we may be unable to pass any fluctuations in our raw material costs on to our customers. Additionally, any delays in obtaining raw materials for our products could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with our customers.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2011 the price of palladium fluctuated between $563 and $833 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.

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

         We manufacture many capacitors in Europe, Mexico and Asia and economic, political or regulatory changes in any of these regions could adversely affect our profitability.

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

        In the second quarter of fiscal year 2010, we initiated a restructuring plan designed to improve the operating performance of Film and Electrolytic. However, any anticipated benefits of this restructuring activity will not be realized until future periods. We anticipate the plan will be completed in the second half of fiscal year 2015.

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

         The financial performance of our equity method investments could adversely impact our results of operations.

        From time to time we may make investments in businesses that we account for under the equity method of accounting. On March 12, 2012, we announced that we signed an agreement to pay an initial purchase price of $50 million to acquire a 34% economic interest with 51% of the common stock in NT. These businesses are subject to laws, regulations or market conditions, or have risks inherent in their operations, that could adversely affect their performance. We will not have the power to direct significant activities of our equity method investments. and therefore the performance of the investment may be negatively impacted. The interests of our partners may differ from the Company's, and they may cause such entities to take actions which are not in the Company's best interest. Any of these factors could adversely impact our results of operations and the value of our investment.

         Recent and future acquisitions and other strategic transactions expose us to a variety of operational and financial risks.

        On February 21, 2012, we acquired all of the outstanding shares of Niotan. Our ability to realize the anticipated benefits of this transaction and future acquisitions will depend, to a large extent, on our ability to integrate the acquired companies with our own. Our management will devote significant attention and resources to these efforts, which may disrupt the business of each of the companies and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the operations of the acquired company. In addition, the efforts required to realize the benefits of our acquisitions may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, the diversion of management's attention, and may cause our stock price to decline. The risks associated with such acquisitions and other strategic transactions include:

  •
  difficulties in integrating or retaining key employees of the acquired company;

  •
  difficulties in integrating the operations of the acquired company, such as information technology resources, and financial and operational data;

  •
  entering geographic or product markets in which we have no or limited prior experience;

  •
  difficulties in assimilating product lines or integrating technologies of the acquired company into our products;

  •
  disruptions to our operations;

  •
  diversion of our management's attention;

  •
  potential incompatibility of business cultures; and

  •
  the assumption of debt and other liabilities, both known and unknown.

Many of these factors will be outside of our control, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy.

        Additionally, we may finance acquisitions or future payments with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity or increased interest expense. Such acquisition financing could result in a decrease of our ratio of earnings to fixed charges. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate.

        Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

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

        Our commercial general liability insurance may not be adequate to cover all liabilities arising out of product defect claims and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. If liability coverage is insufficient, a product defect claim could result in liability to us, which could materially and adversely affect our results of operations or financial condition. Even if we have adequate insurance coverage, product defect claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters.

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

         Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

        We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We also cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws that, generally, bar bribes or unreasonable gifts to foreign governments or officials.

        Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of authorizations needed to conduct aspects of our international business and criminal penalties and may harm our ability to enter contracts with customers who have contracts with the U.S. government. A violation of the laws or the regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

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

        Our industry is intensely competitive and prices for existing commodity products tend to decrease steadily over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of capacitors. To remain competitive, we must achieve continuous cost reductions through process and product improvements.

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

        In addition to the general limitations on the carryback and carryforward of net operating losses under Section 172 of the Internal Revenue Code (the "Code"), Section 382 of the Code imposes further limitations on the utilization of net operating losses by a corporation following ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. If Section 382 applies, the post-ownership change utilization of our net operating losses may be subject to limitation for federal income tax purposes related to regular and alternative minimum tax. The application of Section 382 of the Code now or in the future could limit a substantial part of our future utilization of available net operating losses. Such limitation could require us to pay substantial additional income taxes and adversely affect our liquidity and financial position.

        We do not believe we have experienced an ownership change to date. However, the Section 382 rules are complex and there is no assurance our view is correct. For example, the issuance of a warrant (the "Platinum Warrant") in May 2009 to K Financing, LLC ("K Financing"), in connection with the entry into a credit facility (the "Platinum Credit Facility") with K Financing, may be deemed to have resulted in an "ownership change" for purposes of Section 382 of the Code. If such an ownership change is deemed to have occurred, the amount of our post-ownership change taxable income that could be offset by our pre-ownership change net operating loss carryforwards would be severely limited. While we believe that the issuance of the Platinum Warrant did not result in an ownership change for purposes of Section 382 of the Code, there is no assurance that our view will be unchallenged.

        Even if we have not experienced an ownership change to date, we are currently very close to the threshold for an ownership change and could experience an ownership change in the near future if there are certain significant purchases of our common stock or other events outside our control.

         Our debt agreements contain restrictions that limit our flexibility in operating our business.

        The agreement governing our revolving credit facility and the indenture governing the notes and certain of our other debt agreements contain various covenants that, subject to exceptions, limit our ability to, among other things: incur additional indebtedness; create liens on assets; make capital expenditures; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change lines of business. The agreement governing our revolving credit facility also includes a fixed charge coverage ratio covenant that we must satisfy if an event of default occurs or in the event that we do not meet certain excess availability requirements under our new revolving credit facility. Our ability to comply with this covenant is dependent on our future performance, which may be subject to many factors, some of which are beyond our control.

         K Equity may obtain significant influence over all matters submitted to a stockholder vote, which may limit the ability of other shareholders to influence corporate activities and may adversely affect the market price of our common stock.

        As part of the consideration for entering into the Platinum Credit Facility on May 5, 2009, K Financing received the Platinum Warrant to purchase up to 26,848,484 shares of our common stock (subject to certain adjustments), representing 49.9% of our outstanding common stock at the time of issuance on a post-exercise basis. This Platinum Warrant was subsequently transferred to K Equity, an affiliate of K Financing. On each of December 20, 2010 and May 31, 2011, K Equity sold a portion of the Platinum Warrant equal to 10,893,608 shares which was exercised on a net exercise basis and the resulting 10,000,000 shares of which were sold by underwriters in an offering and 7,524,995 shares which was exercised on a net exercise basis and the resulting 7,000,000 shares of which were sold by underwriters in an offering, respectively, leaving a remainder of 8,429,881 shares subject to the Platinum Warrant. To the extent that K Equity exercises the remainder of the Platinum Warrant in whole or in part but does not sell all or a significant part of the shares it acquires upon exercise, K Equity may own up to 18.0% of our outstanding common stock. As a result, K Equity may have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our restated certificate of incorporation and by-laws and approval of significant corporate transactions. K Equity could also take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions make be taken even if other stockholders oppose them. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders, and the trading price of shares of our common stock could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We are headquartered in Simpsonville, South Carolina, and have a total of 22 manufacturing plants located in North America, Europe and Asia. Some of our plants manufacture products for multiple business groups. Our existing manufacturing and assembly facilities have approximately 3.4 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

        Our facilities in Mexico operate under the Maquiladora Program. In general, a company that operates under this program is afforded certain duty and tax preferences and incentives on products brought into the United States. Our manufacturing standards, including compliance with worker safety laws and regulations, are essentially identical in North America, Europe and Asia. Our Mexican, European and Asian operations, similar to our United States operations, have won numerous quality, environmental and safety awards.

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

        The following table provides certain information regarding our principal facilities:

Location(1)	Square Footage (in thousands)	Type of Interest	Description of Use
Simpsonville, South Carolina U.S.A.(2)	372	Owned	Headquarters, Innovation Center, Advanced Tantalum Manufacturing and Film Manufacturing
Tantalum Business Group
Matamoros, Mexico	286	Owned	Manufacturing
Suzhou, China(3)	353	Leased	Manufacturing
Ciudad Victoria, Mexico	265	Owned	Manufacturing
Evora, Portugal	233	Owned	Manufacturing
Carson City, Nevada U.S.A.	87	Owned	Manufacturing
Ceramic Business Group
Monterrey, Mexico(4)	532	Owned	Manufacturing
Film and Electrolytic Business Group
Sasso Marconi, Italy	215	Owned	Manufacturing
Suzhou, China	134	Leased	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	121	Leased	Manufacturing
Batam, Indonesia	86	Owned	Manufacturing
Knoxville, Tennessee U.S.A.	78	Owned	Manufacturing
Kyustendil, Bulgaria	82	Owned	Manufacturing
Landsberg, Germany	81	Leased	Manufacturing
Weymouth, United Kingdom	96	Leased	Manufacturing
Vergato, Italy	78	Owned	Manufacturing
Monghidoro, Italy	71	Owned	Manufacturing
Anting, China	38	Owned	Manufacturing
Farjestaden, Sweden	28	Leased	Manufacturing and Innovation Center

(1)
In addition to the locations listed within this table, we have acquired land in Italy on which we have begun construction of a new manufacturing facility in order to consolidate our Italian operations and we are constructing a new manufacturing facility in Skopje, Macedonia as a part of our initiative to move production to lower cost regions.

(2)
In June 2011, we began the production of power film capacitors in this facility to support alternative energy products and emerging green technologies, such as hybrid electric drive vehicles. In fiscal year 2013, we expect to begin production of electrolytic capacitors to further support alternative energy products and emerging green technologies.

(3)
Includes two manufacturing facilities, one of which also performs finishing for Ceramic products.

(4)
Includes two manufacturing facilities one of which includes production of a F&E product line.

        Over the past several years, low production costs and proximity to large, growing markets have caused many of our key customers to relocate production facilities to Asia, particularly China. We have a well-established sales and logistics network in Asia to support our customers' Asian operations. In calendar year 2003, we commenced shipments from our production facility in Suzhou, China. In connection with the Evox Rifa acquisition, which was completed in April 2007, we added a manufacturing operation in Batam, Indonesia. With the Arcotronics acquisition, which was completed in October 2007, we have further expanded our presence in China with a manufacturing operation in Anting, China. These operations will continue to support customers in Asia with top quality film and electrolytic capacitors. In the fourth quarter of fiscal year 2010, we began to manufacture aluminum polymer products in another facility in Suzhou. During the second quarter of fiscal year 2012, we began production of Electrolytic products in a third leased facility in Suzhou, China.

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

ITEM 4.    MINE SAFTETY DISCLOSURES.

        Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        The name, age, business experience, positions and offices held and period served in such positions or offices for each of the executive officers and certain key employees of the Company is as listed below.

Name	Age	Position	Years with Company(1)
Per-Olof Loof	61	Chief Executive Officer and Director	7
William M. Lowe, Jr.	58	Executive Vice President and Chief Financial Officer	4
Conrado Hinojosa	47	Executive Vice President, Tantalum Business Group	13
Charles C. Meeks, Jr.	50	Executive Vice President, Ceramic, Film and Electrolytic Business Group	28
Robert R. Argüelles	45	Senior Vice President, Operational Excellence and Quality	4
Marc Kotelon	48	Senior Vice President Sales, Global Sales	18
Dr. Phillip M. Lessner	53	Senior Vice President and Chief Technology Officer	16
Susan B. Barkal	49	Vice President, Corporate Quality and Chief Compliance Officer	12
Dr. Daniel F. Persico	56	Vice President, Strategic Marketing and Business Development	11
R. James Assaf	52	Vice President, General Counsel and Secretary	4
Michael W. Boone	61	Vice President and Treasurer	25
David S. Knox	48	Vice President and Corporate Controller	4
Dr. Richard M. Vosburgh	58	Vice President and Chief Human Resources Officer	1

(1)
Includes service with Union Carbide Corporation.

Executive Officers

        Per-Olof Loof, Chief Executive Officer and Director, was named such in April 2005. Mr. Loof was previously the Managing Partner of QuanStar Unit LLC, a management consulting firm and had served in such capacity since December 2003. Prior thereto, he served as Chief Executive Officer of Sensormatic Electronics Corporation and in various management roles with Andersen Consulting, Digital Equipment Corporation, AT&T and NCR. Mr. Loof serves as a board member of Global

Options Inc. Mr. Loof also serves on several charity boards including Boca Raton Regional Hospital, the Swedish Church in Florida, the Florida Grand Opera and the International Centre for Missing & Exploited Children He received a "civilekonom examen" degree in economics and business administration from the Stockholm School of Economics.

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

        David S. Knox, Vice President and Corporate Controller, joined KEMET as such in February 2008. From November 1999 through February 2008, Mr. Knox held various financial positions at Unifi, Inc. and was the Corporate Controller from August 2002 through February 2008. Mr. Knox received a Bachelor of Science degree in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant.

        Dr. Richard M. Vosburgh, Vice President and Chief Human Resources Officer, was named such in January 2012. He joined KEMET in May 2011 as the Vice President, Talent and Organizational Effectiveness. Prior to joining KEMET, he founded RMV Solutions LLC, a private consulting firm specializing in organizational effectiveness in 2008, after which he was named a Partner in ArchPoint Consulting, Inc., a private professional services firm, in 2009. In 2010, he served as Chief Development Officer for HRPS (HR People & Strategy), a not-for-profit corporation. From 2006 through 2008, Dr. Vosburgh served as Senior Vice President at MGM Resorts International in Las Vegas. Previous to MGM, he held various positions with Hewlett-Packard Company, Compaq Computer Corporation, PepsiCo Inc., The Gallup Organization, and Campbell Soup Company. He received his Bachelor of Arts degree in Experimental Psychology from New College and both his Master of Arts and Ph.D. degrees in Industrial & Organizational Psychology from the University of South Florida.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock trades on the NYSE under the ticker symbol "KEM" (NYSE: KEM). We had 72 stockholders of record as of April 30, 2012. The following table represents the high and low sale prices of our common stock for the periods indicated:

	Fiscal Year 2012		Fiscal Year 2011
Quarter	High	Low	High	Low
First	$16.50	$13.20	$7.35	$4.20
Second	14.90	7.15	11.88	6.78
Third	10.50	6.49	14.82	8.31
Fourth	10.06	6.97	16.49	12.90

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

 PERFORMANCE GRAPH

        The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on March 31, 2007, with the Russell 3000, Russell Microcap Index and a peer group (the "Peer Group") comprised of certain companies which manufacture capacitors and with which we generally compete. The Peer Group is comprised of AVX Corporation, Thomas & Betts Corporation and Vishay Intertechnology, Inc. During fiscal year 2012, the Company moved from the Russell MicroCap Index to the Russell 3000 Index. In the future, the Russell MicroCap Index data points will be excluded from this graph.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among KEMET Corporation, the Russell MicroCap Index, the Russell 3000 Index,
and a Peer Group

*
$100 invested on 3/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	3/07	3/08	3/09	3/10	3/11	3/12
KEMET Corporation	100.00	52.81	3.20	18.30	64.62	40.78
Russell MicroCap	100.00	79.84	46.55	76.87	96.33	94.34
Russell 3000	100.00	93.94	58.05	88.50	103.91	111.37
Peer Group	100.00	75.10	46.52	84.33	122.86	116.53

Equity Compensation Plan Disclosure

        The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of March 31, 2012:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,851,863	$13.91	3,634,937
Equity compensation plans not approved by stockholders	—	—	—

	1,851,863	$13.91	3,634,937

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

	Fiscal Years Ended March 31,
	2012(1)	2011	2010	2009	2008(2)
Income Statement Data:
Net sales	$984,833	$1,018,488	$736,335	$804,385	$850,120
Operating income (loss)	37,801	129,261	7,697	(271,112)	(8,881)
Interest income	(175)	(218)	(188)	(618)	(6,061)
Interest expense	28,567	30,175	26,008	29,789	21,696
Net income (loss)(2)	6,692	63,044	(69,447)	(285,209)	(25,215)
Per Share Data:
Net income (loss) per share—basic	$0.15	$2.11	$(2.57)	$(10.62)	$(0.91)
Net income (loss) per share—diluted	$0.13	$1.22	$(2.57)	$(10.62)	(0.91)
Balance Sheet Data:
Total assets	$975,552	$884,309	$740,961	$714,151	$1,250,999
Working capital	398,644	316,605	226,600	195,142	239,059
Long-term debt, less current portion(2)(3)(4)(5)	345,380	231,215	231,629	280,752	269,354
Other non-current obligations	101,229	59,727	55,626	57,316	80,130
Stockholders' equity(3)	358,996	359,753	284,272	240,039	576,831
Other Data:
Cash flow provided by (used in) operating activities	$80,730	$113,968	$54,620	$5,725	$(20,563)
Capital expenditures	49,314	34,989	12,921	30,541	43,605
Research and development	29,440	25,864	22,064	28,956	35,699

(1)
In fiscal year 2012, the Company acquired KEMET Foil on June 13, 2011 and Blue Powder on February 21, 2012.

(2)
In fiscal year 2008, the Company acquired Evox Rifa on April 24, 2007 and Arcotronics on October 12, 2007.

(3)
In fiscal year 2010, the Platinum Warrant was initially classified as a derivative and the Company recorded a mark-to-market adjustment of $81.1 million through earnings. As of September 29, 2009, the strike price of the Platinum Warrant became fixed and the Company reevaluated the Platinum Warrant concluding that the Platinum Warrant is indexed to the Company's own stock and should be classified as a component of equity. The Company reclassified the warrant liability of $112.5 million into the line item "Additional paid-in capital".

(4)
In fiscal year 2010, the Company repurchased $93.9 million in face value of Convertible Notes and incurred additional borrowings of $57.8 million with K Financing.

(5)
In fiscal year 2012, the Company issued $110.0 million of 10.5% Senior Notes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2012. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. Except for the historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the Item 1A, "Risk Factors" and, from time to time, in our other filings with the Securities and Exchange Commission.

Business Overview

        We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2012, 2011, and 2010 we shipped 32 billion capacitors, 35 billion capacitors, and 31 billion capacitors, respectively. We believe the medium-to-long term demand for the various types of capacitors we offer will continue to grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

Our Competitive Strengths

        We believe that we benefit from the following competitive strengths:

        Strong Customer Relationships.    We have a large and diverse customer base. We believe that our persistent emphasis on quality control and history of performance establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world's major electronics OEMs (including Alcatel-Lucent USA, Inc., Apple Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive), EMSs (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

        Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers' capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in fiscal year 2012. Our largest customer is a distributor, and no single end use customer accounted for more than 5% of our net sales in fiscal year 2012. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.

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

        Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During fiscal years 2012 and 2011, respectively, specialty products accounted for 36.9% and 36.5% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecommunication infrastructure and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award will enable us to produce film capacitors within the United States to support alternative energy products and emerging green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market domestically. We began production in the fourth quarter of fiscal year 2012. Market interest in domestic production remains high and KEMET recently received the first volume order from a key customer for production in the Simpsonville, South Carolina facility.

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

        Develop Our Significant Customer Relationships and Industry Presence.    We intend to continue to be responsive to our customers' needs and requirements and to make order entry and fulfillment easier, faster, more flexible and more reliable for our customers, by focusing on building products around customers' needs, by giving decision making authority to customer-facing personnel and by providing purpose-built systems and processes.

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

        Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers' varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well positioned to achieve our long-term growth objectives while also improving our profitability. During fiscal year 2012, we introduced 35,815 new products of which 2,982 were first to market, and specialty products accounted for 36.9% of our revenue over this period.

        Further Expand Our Broad Capacitance Capabilities.    We identify ourselves as "The Capacitance Company" and strive to be the supplier of choice for all our customers' capacitance needs across the full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research and pursue additional capacitance technologies and solutions in order to maximize the breadth of our product offerings.

        Selectively Target Complementary Acquisitions.    We expect to continue to evaluate and pursue strategic acquisition opportunities, some of which may be significant in size, which would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers' technologies and our current product offerings. For example, in fiscal year 2012, we acquired Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC ("KEMET Foil")) and Niotan Incorporated (whose name was subsequently changed to KEMET Blue Powder Corporation ("Blue Powder") which will allow us to achieve some vertical integration.

        Promote the KEMET Brand Globally.    We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar year 2011, we received the "Supplier of the Year Award" from TTI, Inc. and from Arrow Electronics, Inc., both of which are electronics distributors.

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

        KEMET is organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the business groups, the costs of which are generally allocated to the business groups. See Note 8, "Segment and Geographic Information" to our consolidated financial statements.

Recent Developments and Trends

Issuance of 10.5% Senior Notes Add-On

        On April 3, 2012, we completed the sale of $15.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

        On March 27, 2012, we completed the sale of $110.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee. Upon the completion of these transactions, we had $355.0 million aggregate principal amount of the 10.5% Senior Notes due 2018 outstanding.

        We will use the proceeds of these recent offerings to finance a portion of the acquisition of Niotan Incorporated ("Niotan"), make the initial payment of $50 million under the NEC TOKIN Corporation

("NT") transaction, pay related transactions fees and expenses and for general corporate purposes. These transactions are described below.

Equity Investment

        On March 12, 2012, we entered into the Stock Purchase Agreement to acquire 51% of the common stock (which will represent a 34% of the economic interest) of NT, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, from NEC of Japan. Revenue of NT for the fiscal year ended March 31, 2011 was JPY64,770 million or approximately $755 million. The transaction is subject to customary closing conditions, including required regulatory filings. The transaction is expected to close in the second quarter of fiscal year 2013, at which time we will pay a purchase price of $50.0 million for new shares of common stock of NT. Upon the Initial Closing, we will account for our equity investment in NT using the equity method in a non-consolidated variable interest entity since we will not have the power to direct significant activities of NT.

        In connection with our entry into the Stock Purchase Agreement, we entered into the Stockholders' Agreement with NT and NEC, which provides for restrictions on transfers of NT's capital stock, certain tag-along and first refusal rights on transfer, restrictions on NEC's ability to convert the preferred stock of NT held by it, certain management services to be provided to NT by KEMET Electronics Corporation (or an affiliate of KEMET Electronics Corporation) and certain board representation rights. At the Initial Closing, we will hold four of seven NT director positions. However, NEC will have significant board rights. The Stockholders' Agreement also contemplates a loan from NEC to NT in connection with NT's rebuilding of its operations in Thailand as a result of flooding that occurred in 2011.

        Concurrent with entry into the Stock Purchase Agreement and the Stockholders' Agreement, we entered into the Option Agreement with NEC whereby we may purchase additional shares of NT common stock from NT for a purchase price of $50.0 million, resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NT's common stock by providing notice of the First Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, we may also exercise an option to purchase all outstanding capital stock of NT from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NT's debt obligation to NEC by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC may require us to purchase all outstanding capital stock of NT from its stockholders, primarily NEC. However, NEC may only exercise the Put Option from August 1, 2014 through April 1, 2016 if NT achieves certain financial performance. The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NT's debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NT's debt obligation to NEC which we will assume. The determination of the purchase price will be modified in the event there is an unresolved agreement between NEC and us under the Stockholders' Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NT to NEC.

Acquisitions

        On February 21, 2012, we acquired of all of the outstanding shares of Niotan, a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP. This new subsidiary, KEMET Blue Powder Corporation ("Blue Powder"), has its headquarters and principal operating location in Carson City, Nevada and we believe it is the largest production location for tantalum powder in the western hemisphere.

        We paid an initial purchase price of $30.5 million (net of cash received) at the closing of the transaction. Additional deferred payments of $45 million are payable over a thirty-month period and a working capital adjustment of $0.4 million which was paid in April 2012. We are required to make quarterly royalty payments for tantalum powder produced by Blue Powder, in an aggregate amount equal to $10 million by December 31, 2014.

        On June 13, 2011, we completed our acquisition of KEMET Foil, a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of aluminum electrolytic capacitors. The purchase price was $15 million plus a $0.5 million working capital adjustment amount, of which $11.6 million (net of cash received) was paid at closing and $1.0 million is to be paid on each of the first three anniversaries of the closing date.

Write down of long-lived assets

        During fiscal year 2012, we incurred impairment charges totaling $15.8 million related to Tantalum. Due to customer demands for lower ESR capacitors we evaluated the costs we would need to incur in order to modify the product line to enable it to produce lower ESR capacitors. Based on this evaluation, we have idled equipment with a net carrying value of $15.8 million and plan to dispose of the equipment. The impairment amount of $15.8 million was the carrying amount of the equipment less the estimated scrap value net of disposal costs. The impairment charge is recorded on the Consolidated Statements of Operations line item "Write down of long-lived assets" in fiscal year 2012.

Off-Balance Sheet Arrangements

        As of March 31, 2012, other than operating lease commitments, we are not a party to any material off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

  The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit us for the difference between our list price and the lower authorized price for that specific transaction. We establish reserves for our SFSD program based primarily on historical SFSD activity and certain distributors' actual inventory levels comprising approximately 80% of the total global distributor inventory related to customers which participate in the SFSD program. Estimates are evaluated on a quarterly basis. If these estimates were changed by 1% in fiscal year 2012, Net sales would be impacted by $0.7 million.

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

  We base our assumptions on either historical or market data that we consider reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated Statements of Operations. The most critical assumption relates to the discount rate. A 25 basis point increase or decrease in the discount rate would result in changes to the projected benefit obligation of $ (1.8) million and $1.9 million, respectively.

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

  We perform impairment tests on our goodwill and intangible assets with indefinite useful life during the first quarter of each fiscal year and when otherwise warranted. In the first quarter of fiscal year 2012, we completed our impairment test on our intangible assets with indefinite useful life and concluded that no further impairment existed. A one percent increase or decrease in the discount rate used in the valuation would have resulted in changes in the fair value of $(8.5) million and $10.3 million, respectively. In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment. ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for our fiscal year 2013 testing.

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

  To the extent that the provision for income taxes changed by 1% of income before income taxes, consolidated net income would change by $0.1 million in fiscal year 2012.

Results of Operations

        Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Net sales	$984,833	$1,018,488	$736,335
Operating costs and expenses:
Cost of sales	775,670	752,846	611,638
Selling, general and administrative expenses	111,564	104,607	86,085
Research and development	29,440	25,864	22,064
Restructuring charges	14,254	7,171	9,198
Write down of long-lived assets	15,786	—	656
Net (gain) loss on sales and disposals of assets	318	(1,261)	(1,003)

Operating income	37,801	129,261	7,697
Interest income	(175)	(218)	(188)
Interest expense	28,567	30,175	26,008
(Gain) loss on early extinguishment of debt	—	38,248	(38,921)
Increase in value of warrant	—	—	81,088
Other (income) expense, net	965	(4,692)	4,121

Income (loss) before income taxes	8,444	65,748	(64,411)
Income tax expense	1,752	2,704	5,036

Net income (loss)	$6,692	$63,044	$(69,447)

Comparison of Fiscal Year 2012 to Fiscal Year 2011

Overview:

Net sales:

        Net sales for fiscal year 2012 were $984.8 million, which represents a 3.3% decrease from fiscal year 2011 net sales of $1,018.5 million. Film and Electrolytic and Ceramic sales increased by $32.7 million and $3.3 million, respectively, while Tantalum net sales decreased $69.6 million. Capacitor unit sales volume for fiscal year 2012 decreased 7% as compared to fiscal year 2011. Average selling prices for capacitors increased 0.8% for fiscal year 2012 as compared to fiscal year 2011 primarily related to our ability to increase sales prices to partially offset increases in tantalum raw material cost and a favorable shift in product line mix. In addition, the Film and Electrolytic machinery division increased net sales by $28.8 million in fiscal year 2012 compared to fiscal year 2011.

        In fiscal years 2012 and 2011, net sales by region were as follows (dollars in millions):

	Fiscal Year 2012			Fiscal Year 2011
	Net Sales	% of Total		Net Sales	% of Total
Americas	$278.0	28%	Americas	$254.1	25%
APAC	334.6	34%	APAC	381.7	37%
EMEA	372.2	38%	EMEA	382.7	38%

	$984.8			$1,018.5

        In fiscal years 2012 and 2011, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2012	Fiscal Year 2011
Distributors	42%	50%
EMS	15%	14%
OEM	43%	36%

	100%	100%

Gross margin:

        Gross margin for the fiscal year ended March 31, 2012 decreased to 21.2% of net sales from 26.1% of net sales in the prior fiscal year. Several factors contributed to the decrease in gross margin percentage in fiscal year 2012. The primary contributor to the gross margin decline was a $61.4 million gross margin decrease in Tantalum for the fiscal year 2012 compared to fiscal year 2011. Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage of net sales. Partially offsetting this decrease was a $4.0 million gross margin increase related to Film and Electrolytic for fiscal year 2012 compared to fiscal year 2011. This improvement was primarily due to higher average selling prices, a favorable shift in product line mix as well as an increase in gross margin within Film and Electrolytic's machinery division.

Selling, general and administrative expenses ("SG&A"):

        SG&A expenses were $111.6 million, or 11.3% of net sales for fiscal year 2012 compared to $104.6 million, or 10.3% of net sales for fiscal year 2011. The $7.0 million increase in SG&A expenses for fiscal year 2012 compared to fiscal year 2011 includes the following increases: $5.8 million related to ERP integration costs, $3.5 million in salary expense for merit increases and certain additional headcount, $1.7 million in acquisition related fees, $1.1 million primarily related to an information technology infrastructure upgrade, $1.0 million related to travel and $0.5 million in selling expenses. These increases were partially offset by a $6.9 million decrease in incentive compensation in fiscal year 2012 compared to fiscal year 2011.

Restructuring charges:

        During fiscal year 2012, we incurred $14.3 million in restructuring charges compared to $7.2 million in restructuring charges in fiscal year 2011. The restructuring charges in fiscal year 2012 included termination benefits of $6.1 million related to facility closures in Italy that is expected to occur during fiscal year 2013 and $4.5 million to participate in a plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a certain period of time. These charges are a continuation of our efforts to restructure manufacturing operations within Europe, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow for the closure and consolidation of multiple manufacturing operations located in Italy. In addition, we incurred $1.7 million in personnel reduction costs primarily due to headcount reductions in the Mexican operations of Tantalum. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.9 million for relocation of equipment to China and Mexico.

        The restructuring charges in fiscal year 2011 included $6.0 million in charges for the relocation of equipment to Mexico and China as well as relocation of the European distribution center, and

$1.2 million for reductions in workforce. The $1.2 million in personnel reduction costs related to the following: headcount reductions in Italy, $0.8 million; the closure of our Nantong, China plant expected to be completed in the third quarter of fiscal year 2013, $0.6 million; and $1.5 million related to the Company's initiative to reduce overhead within the Company as a whole and headcount reductions in Mexico. These personnel reduction charges were offset by a $1.7 million reversal of prior expenses primarily associated with the Cassia Integrazione Guadagni Straordinaria ("CIGS") plan as it was determined that only 107 employees were expected to participate in the program through October 2011. The agreements with the labor unions allowed the Company to place up to 260 workers, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a maximum of 36 months for the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work.

Research and development:

        Research and development expenses were $29.4 million, or 3.0% of net sales for fiscal year 2012, compared to $25.9 million, or 2.5% of net sales for fiscal year 2011. The 13.8% increase resulted from increased research and development activities to ensure that products are available to support KEMET's growth and to meet customers' needs. The growth in spending also reflects KEMET's increased focus on specialty product development which requires an increase in sampling, tooling, and testing.

Write down of long-lived assets:

        During fiscal year 2012, we incurred impairment charges of $15.8 million related to Tantalum. Due to customer demands for lower ESR capacitors we evaluated the costs we would need to incur in order to modify a production line in Evora, Portugal to enable it to produce lower ESR capacitors. Based on this evaluation, we have idled equipment with a net carrying value of $15.8 million and plan to dispose of the equipment. The impairment amount of $15.8 million was the carrying amount of the equipment less the estimated scrap value net of disposal costs. The impairment charge is recorded on the Consolidated Statements of Operations line item "Write down of long-lived assets" in fiscal year 2012.

Operating income:

        Operating income for fiscal year 2012 was $37.8 million compared to $129.3 million in the prior fiscal year. The decrease was primarily due to the $56.5 million decrease in gross margin in fiscal year 2012 as compared to fiscal year 2011 and we incurred a $15.8 million charge for the write down of long-lived assets located in our Portugal plant in fiscal year 2012. Additionally, when comparing fiscal year 2012 to fiscal year 2011, restructuring charges were $7.1 million higher, SG&A increased $7.0 million and research and development expenses increased $3.6 million. Also, during fiscal year 2011 a $1.3 million gain on disposal of assets was realized primarily related to the sale of an idle facility in the U.S. compared to a $0.3 million loss on sales and disposals of assets in fiscal year 2012.

Other (income) expense, net:

        Other (income) expense, net was a net expense of $29.4 million in fiscal year 2012 compared to a net expense of $63.5 million in fiscal year 2011, a decrease of $34.1 million. The improvement is attributable to a $38.2 million non-cash loss recognized on the early extinguishment of debt in fiscal year 2011 compared to none in fiscal year 2012. Also, there was a $1.6 million decrease in interest expense in fiscal year 2012 as compared to fiscal year 2011. Offsetting these improvements was a $0.9 million increase in the loss on foreign currency translation in fiscal year 2012 as compared to a $2.9 million gain on foreign currency translation in fiscal year 2011. Additionally, a net gain of $2.0 million was recognized in fiscal year 2011 when we granted a supplier of tantalum powder, wire and related materials, a non-exclusive license, with a right to sublicense, concerning certain patents and patent applications.

Income taxes:

        The effective income tax rate for fiscal year 2012 was 20.7%, resulting in an income tax expense of $1.8 million. This compares to an effective income tax rate of 4.1% for fiscal year 2011 that resulted in an income tax expense of $2.7 million. The fiscal year 2012 income tax expense is comprised of an income tax expense resulting from operations in certain foreign jurisdictions totaling $3.0 million and income tax benefits of $1.2 million primarily from an interest refund on prior U.S. federal tax payments. The $3.0 million income tax expense from foreign operations includes a $1.2 million expense related to uncertain tax positions in two foreign tax jurisdictions. No U.S. federal income tax benefit is recognized for the U.S. taxable loss for fiscal year 2012 due to a valuation allowance provided for U.S. net operating losses.

Segment Review:

        The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2012 and 2011. The table also sets forth each of the segments' net sales as a percentage of total net sales, the net income (loss) components as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2012		March 31, 2011
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$416,995	42.3%	$486,595	47.8%
Ceramic	213,767	21.7%	210,509	20.7%
Film and Electrolytic	354,071	36.0%	321,384	31.5%

Total	$984,833	100.0%	$1,018,488	100.0%

Gross margin
Tantalum	$85,875		$147,298
Ceramic	68,763		67,864
Film and Electrolytic	54,525		50,480

Total	209,163	21.2%	265,642	26.1%
SG&A expenses
Tantalum	46,426		45,275
Ceramic	23,346		23,845
Film and Electrolytic	41,792		35,487

Total	111,564	11.3%	104,607	10.3%
R&D expenses
Tantalum	14,036		12,678
Ceramic	6,795		6,362
Film and Electrolytic	8,609		6,824

Total	29,440	3.0%	25,864	2.5%
Restructuring charges
Tantalum	950		864
Ceramic	211		444
Film and Electrolytic	13,093		5,863

Total	14,254	1.4%	7,171	0.7%
Write down of long-lived assets
Tantalum	15,786	1.6%	—	—

(Gain) loss on sales and disposals of assets
Tantalum	269		25
Ceramic	69		(1,578)
Film and Electrolytic	(20)		292

Total	318	—	(1,261)	(0.1)%
Operating income (loss)
Tantalum	8,408		88,456
Ceramic	38,342		38,791
Film and Electrolytic	(8,949)		2,014

Total	37,801	3.8%	129,261	12.7%
Other (income) expense, net	29,357	3.0%	63,513	6.2%

Income before income taxes	8,444	0.9%	65,748	6.5%
Income tax expense	1,752	0.2%	2,704	0.3%

Net income	$6,692	0.7%	$63,044	6.2%

Tantalum

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for Tantalum for the fiscal years 2012 and 2011 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2012		March 31, 2011
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$416,995		$486,595
Gross margin	85,875	20.6%	147,298	30.3%
Operating income	8,408	2.0%	88,456	18.2%

        Net sales—Net sales decreased $69.6 million or 14.3% during fiscal year 2012, as compared to fiscal year 2011. Unit sales volume for fiscal year 2012 decreased 30.4% as compared to fiscal year 2011. Average selling prices increased 23.1% in fiscal year 2012 as compared to fiscal year 2011 primarily related to increases realized in tantalum raw material cost. The average selling price increase was primarily attributable to a favorable shift in product line mix. The decrease in revenue was primarily driven by a decrease in distributor unit sales volumes across all regions as shown in the following table:

	Unit Sales Volumes as a % of Total Unit Sales
			Change in Units Sold
	2012	2011
Americas	17.9%	20.6%	(39.6)%
EMEA	30.8%	27.8%	(22.8)%
APAC	51.3%	51.6%	(30.7)%

        Gross margin—Gross margin decreased $61.4 million during fiscal year 2012 as compared to fiscal year 2011. Gross margin as a percentage of Tantalum net sales decreased to 20.6% in fiscal year 2012 as compared to 30.3% in fiscal year 2011. Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage of Tantalum net sales. In addition, Blue Powder contributed an operating loss of $1.7 million as it has been running well below capacity. Blue Powder is planned to be running near capacity at the end of the first quarter of fiscal year 2013.

        Operating income—Operating income for fiscal year 2012 was $8.4 million as compared to an operating income of $88.5 million for fiscal year 2011. The decline is attributable to the decrease in gross margin of $61.4 million when comparing the gross margin for fiscal year 2012 to fiscal year 2011 and a $15.8 million write down of long-lived assets that was recorded in fiscal year 2012 as compared to no write down in fiscal year 2011. This decrease was also attributable to an increase in research and development expenses of $1.4 million, an increase in SG&A expenses of $1.2 million, a $0.2 million increase on the loss on sales and disposals of assets and an increase in restructuring charges of $0.1 million during fiscal year 2012 as compared to fiscal year 2011.

Ceramic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for Ceramic for the fiscal years 2012 and 2011 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2012		March 31, 2011
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$213,767		$210,509
Gross margin	68,763	32.2%	67,864	32.2%
Operating income	38,342	17.9%	38,791	18.4%

        Net sales—Net sales increased $3.3 million or 1.5% in fiscal year 2012, as compared to fiscal year 2011. The increase was primarily attributable to a favorable shift in product line mix toward specialty products. The improvement in product line mix was partially offset by a decline in unit sales volume. Unit sales volume decreased 3.3% during fiscal year 2012 as compared to fiscal year 2011 due to declining market demand in Asia and Europe.

        Gross margin—Gross margin increased $0.9 million during fiscal year 2012 as compared to fiscal year 2011. The increase in gross margin is due to favorable product line mix shifts which were partially offset by increases in costs and decreases in unit sales volume. Gross margin as a percentage of Ceramic net sales remained flat at 32.2% in both fiscal years 2012 and 2011.

        Operating income—Operating income declined to $38.3 million in fiscal year 2012 from $38.8 million during fiscal year 2011. The $0.5 million decrease in operating income was comprised of a $0.4 million increase in research and development expenses in fiscal year 2012 compared to fiscal year 2011 and a $0.1 million loss on sale of assets in fiscal year 2012 compared to a gain of $1.6 million in fiscal year 2011. These were offset by a $0.9 million increase in gross margin, a $0.5 million decrease in SG&A expense, and a $0.2 million decrease in restructuring charges when comparing fiscal year 2012 to fiscal year 2011.

Film and Electrolytic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for Film and Electrolytic for the fiscal years 2012 and 2011 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2012		March 31, 2011
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$354,071		$321,384
Gross margin	54,525	15.4%	50,480	15.7%
Operating income (loss)	(8,949)	(2.5)%	2,014	0.6%

        Net sales—Net sales increased by $32.7 million or 10.2% in fiscal year 2012, as compared to fiscal year 2011. Capacitor average selling prices increased 23.8% at comparable exchange rates for fiscal year 2012 as compared to fiscal year 2011 due to a favorable shift in product line mix as well as certain product line price increases. Offsetting the increase in average selling prices, capacitor unit sales volume for fiscal year 2012 decreased 25.6% compared to fiscal year 2011. Capacitor sales were favorably impacted by a $11.6 million gain related to foreign exchange. The Film and Electrolytic machinery division increased net sales by $28.8 million in fiscal year 2012 compared fiscal year 2011.

The improvement in the Film and Electrolytic machinery division net sales is primarily due to an increase in unit sales volume as well as a $5.4 million benefit related to foreign exchange. The etched foil manufacturing operation acquired in June 2011 contributed $17.6 million of net sales.

        Gross margin—Gross margin increased $4.0 million in fiscal year 2012 as compared to fiscal year 2011. The improvement in gross margin was primarily driven by the Film and Electrolytic machinery division's increase in net sales, higher average selling prices for capacitors and a favorable shift in product line mix. These improvements were offset by $2.0 million in plant start-up costs incurred in fiscal year 2012 compared to none in fiscal year 2011 and a decrease in capacitor unit sales volume.

        Operating income (loss)—Operating loss was $8.9 million in fiscal year 2012, as compared to $2.0 million of operating income in fiscal year 2011. The decrease in operating income of $11.0 million was attributable primarily to a $7.2 million increase in restructuring charges, a $6.3 million increase in SG&A expenses and a $1.8 million increase in research and development expenses in fiscal year 2012 as compared to fiscal year 2011. These expense increases were partly offset by a $4.0 million increase in gross margin in fiscal year 2012 compared to fiscal year 2011 and no loss on sales and disposals of assets in fiscal year 2012 compared to a loss of $0.3 million in fiscal year 2011.

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

        In fiscal years 2011 and 2010, net sales by region were as follows (dollars in millions):

	Fiscal Year 2011			Fiscal Year 2010
	Net Sales	% of Total		Net Sales	% of Total
Americas	$254.1	25%	Americas	$180.1	24%
APAC	381.7	37%	APAC	285.0	39%
EMEA	382.7	38%	EMEA	271.2	37%

	$1,018.5			$736.3

        In fiscal years 2011 and 2010, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2011	Fiscal Year 2010
Distributors	50%	48%
EMS	14%	15%
OEM	36%	37%

	100%	100%

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

Selling, general and administrative expenses ("SG&A"):

        SG&A expenses were $104.6 million, or 10.3% of net sales for fiscal year 2011 compared to $86.1 million, or 11.7% of net sales for fiscal year 2010. The $18.5 million increase in SG&A expenses for fiscal year 2011 compared to fiscal year 2010 includes the following increases: $8.0 million in selling expenses consistent with the increase in sales, $5.1 million related to incentive accruals, $2.6 million related to marketing expenses, $1.9 million related to ERP integration costs and $1.5 million in debt and stock registration related fees. These higher expenses were offset by a decrease in expenses associated with the cancellation of an incentive plan of $0.9 million which was incurred in the second quarter of fiscal year 2010 and a $1.8 million decrease in depreciation in fiscal year 2011 compared to fiscal year 2010.

Restructuring charges:

        During fiscal year 2011, we incurred $7.2 million in restructuring charges compared to $9.2 million in restructuring charges in fiscal year 2010. The restructuring charges in fiscal year 2011 included $6.0 million in charges for the relocation of equipment to Mexico and China as well as relocation of the European distribution center, and $1.2 million for reductions in workforce. The $1.2 million in personnel reduction costs related to the following: headcount reductions in Italy, $0.8 million; the closure of our Nantong, China plant, $0.6 million; and $1.5 million related to the Company's initiative to reduce overhead within the Company as a whole and headcount reductions in Mexico. These personnel reduction charges were offset by a $1.7 million reversal of prior expenses primarily associated with the CIGS plan as it was determined that only 107 employees are expected to participate in the program through October 2012. The agreements with the labor unions allowed the Company to place up to 260 workers, on a rotation basis, on the CIGS plan to save labor costs. During fiscal year 2010, we recognized charges of $9.2 million for reductions in workforce primarily associated with a headcount reduction of 32 employees in Portugal, a headcount reduction of 57 employees in Finland, and a headcount reduction of 85 employees in Italy. There were also headcount reductions at the executive level related to our initiative to reduce overhead within the Company as a whole. In addition to the headcount reduction in Portugal, management incurred charges related to the relocation of equipment from Portugal to Mexico. Machinery not used for production in Portugal and not relocated to Mexico was disposed of and as such the Company recorded an impairment charge of $0.7 million to write down the equipment to scrap value. Overall, we incurred charges of $1.6 million related to the relocation of equipment to Mexico from Portugal and various other locations.

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

Other (income) expense, net:

        Other (income) expense, net was $63.5 million in fiscal year 2011 compared to $72.1 million in fiscal year 2010, a decrease of $8.6 million. The improvement was primarily attributable to the Platinum Warrant no longer being marked to market in fiscal year 2011 compared to a non-cash $81.1 million charge related to the increase in value of the Platinum Warrant in fiscal year 2010. In addition, we granted a supplier of tantalum powder and wire and related materials, a non-exclusive license, with a right to sublicense, concerning certain patents and patent applications which resulted in a net gain of $2.0 million in fiscal year 2011. Also, there was a gain on foreign currency translation of $(2.9) million in fiscal year 2011 as compared to a $4.1 million loss on foreign currency translation in fiscal year 2010, primarily due to the change in the value of the Euro compared to the dollar. These items were offset by a $38.2 million non-cash loss recognized on the early extinguishment of debt in fiscal year 2011 compared to a $38.9 million non-cash gain recognized on the early extinguishment of debt in fiscal year 2010. Also offsetting the favorable items was a $4.1 million increase in net interest expense in fiscal year 2011 compared with fiscal year 2010 primarily related to the restructuring of our debt to the 10.5% Senior Notes.

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

	For the Fiscal Years Ended
	March 31, 2011		March 31, 2010
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$486,595	47.8%	$343,797	46.7%
Ceramic	210,509	20.7%	171,153	23.2%
Film and Electrolytic	321,384	31.6%	221,385	30.1%

Total	$1,018,488	100.0%	$736,335	100.0%

Gross margin
Tantalum	$147,298		$77,882
Ceramic	67,864		50,490
Film and Electrolytic	50,480		(3,675)

Total	265,642	26.1%	124,697	16.9%
SG&A expenses
Tantalum	45,275		36,948
Ceramic	23,845		19,223
Film and Electrolytic	35,487		29,914

Total	104,607	10.3%	86,085	11.7%
R&D expenses
Tantalum	12,678		11,139
Ceramic	6,362		6,167
Film and Electrolytic	6,824		4,758

Total	25,864	2.5%	22,064	3.0%
Restructuring charges
Tantalum	864		1,941
Ceramic	444		543
Film and Electrolytic	5,863		6,714

Total	7,171	0.7%	9,198	1.2%
Write down of long-lived assets
Tantalum	—	—	656	—
(Gain) loss on sales and disposals of assets
Tantalum	25		(1,226)
Ceramic	(1,578)		183
Film and Electrolytic	292		40

Total	(1,261)	(0.1)%	(1,003)	(0.1)%
Operating income (loss)
Tantalum	88,456		28,424
Ceramic	38,791		24,374
Film and Electrolytic	2,014		(45,101)

Total	129,261	12.7%	7,697	1.0%
Other (income) expense, net	63,513	6.2%	72,108	9.8%

Income (loss) before income taxes	65,748	6.5%	(64,411)	(8.7)%
Income tax expense	2,704	0.3%	5,036	0.7%

Net income (loss)	$63,044	6.2%	$(69,447)	(9.4)%

Tantalum

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for Tantalum for the fiscal years 2011 and 2010 (amounts in thousands, except percentages):

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

	Unit Sales Volumes as a % of Total Unit Sales
	Fiscal Year 2011	Fiscal Year 2010	Change in Units Sold
Americas	20.6%	16.4%	40.0%
EMEA	27.8%	25.4%	21.8%
APAC	51.6%	58.1%	(1.1)%

        Gross margin—Gross margin increased $69.4 million during fiscal year 2011 as compared to fiscal year 2010. The primary contributors to the higher gross margin percentage were the increase in unit sales volume and average selling prices.

        Operating income—Operating income for fiscal year 2011 was $88.5 million as compared to an operating income of $28.4 million for fiscal year 2010. Operating income was favorably impacted by a $69.4 million increase in gross margin, a $1.1 million decrease in restructuring costs, and a $0.7 million reduction in the write down of long-lived assets in fiscal year 2011 compared to fiscal year 2010. These improvements were offset by a $9.9 million increase in operating expenses in fiscal year 2011 compared to fiscal year 2010 as well as a decrease of $1.3 million primarily related to the receipt of $1.5 million in fiscal year 2011 that was held in escrow related to the fiscal year 2010 sale of wet tantalum capacitors.

Ceramic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for Ceramic for the fiscal years 2011 and 2010 (amounts in thousands, except percentages):

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

	Unit Sales Volumes as a % of Total Unit Sales
	Fiscal Year 2011	Fiscal Year 2010	Change in Units Sold
Americas	32.1%	33.1%	8.6%
EMEA	34.3%	27.3%	41.2%
APAC	33.5%	39.6%	(5.2)%

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

Film and Electrolytic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for Film and Electrolytic for the fiscal years 2011 and 2010 (amounts in thousands, except percentages):

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

        Operating income (loss)—Operating income was $2.0 million in fiscal year 2011, compared to a $45.1 million operating loss in fiscal year 2010. The improvement in operating income of $47.1 million was attributable primarily to the $54.2 million improvement in gross margin as well as the $0.9 million decrease in restructuring charges. These increases were offset by a $7.6 million increase in operating expenses and a $0.3 million increase in loss on sales and disposals of assets.

  Outlook

        Looking out to the first quarter of fiscal year 2013, we anticipate an increase in net sales in a range of 3% to 5% and an improvement in gross margin in a range of 2% to 4% when compared to the fourth quarter of fiscal year 2012.

  Liquidity and Capital Resources

        Our liquidity needs arise from working capital requirements, acquisitions, capital expenditures, principal and interest payments on debt, and costs associated with the implementation of our restructuring plan. Historically, these cash needs have been met by cash flows from operations, borrowings under credit agreements and existing cash and cash equivalents balances.

Issuance of 10.5% Senior Notes

        On May 5, 2010, we completed the issuance of our 10.5% Senior Notes with an aggregate principal amount of $230.0 million which resulted in net proceeds to the Company of $222.2 million. The Company used a portion of the proceeds to repay all of its outstanding indebtedness under the Company's credit facility with K Financing, LLC, the Company's €60 million credit facility and €35 million credit facility with UniCredit Corporate Banking S.p.A. ("UniCredit") and the Company's term loan with a subsidiary of Vishay Intertechnology, Inc. ("Vishay") and used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the Company's 2.25% Convertible Senior Notes (the "Convertible Notes") and to pay costs incurred in connection with the issuance, the tender offer and the foregoing repayments.

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

        On April 3, 2012, we completed the sale of $15.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

        On March 27, 2012, we completed the sale of $110.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee. Upon the completion of these transactions, we had $355.0 million aggregate principal amount of the 10.5% Senior Notes due 2018 outstanding.

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

        Revolving loans may be used to pay fees and transaction expenses associated with the closing of the credit facilities, to pay obligations outstanding under the Loan and Security Agreement and for working capital and other lawful corporate purposes of KEC and KEMET Singapore. Borrowings under the U.S. and Singapore facilities are subject to a borrowing base. The borrowing base consists of:

  •
  in the case of the U.S. facility, (A) 85% of KEC's accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of $4 million and 40% of the net book value of inventory of KEC that satisfy certain eligibility criteria plus (C) the lesser of $6 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

  •
  in the case of the Singapore facility, (A) 85% of KEMET Singapore's accounts receivable that satisfy certain eligibility criteria less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

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

        In addition, the Loan and Security Agreement includes various covenants that, subject to exceptions, limit the ability of KEMET Corporation and its direct and indirect subsidiaries to, among other things: incur additional indebtedness; create liens on assets; make capital expenditures; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change its lines of business.

        The Loan and Security Agreement includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Loan and Security Agreement.

        As of March 31, 2012, there were no borrowings against the Loan and Security Agreement.

Short Term Liquidity

        Cash and cash equivalents totaled $210.5 million as of March 31, 2012, an increase of $58.5 million as compared to $152.1 million as of March 31, 2011. Our net working capital (current assets less current liabilities) as of March 31, 2012 was $398.6 million compared to $316.6 million of net working capital as of March 31, 2011. Cash and cash equivalents held by our foreign subsidiaries totaled $24.4 million and $26.3 million at March 31, 2012 and March 31, 2011, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. Based on our current operating plans we believe that cash generated from operations, domestic cash and cash equivalents and cash from the revolving line of credit will continue to be sufficient to cover our operating requirements for the next twelve months, including $35.9 million of interest payments, expected capital expenditures in the range of $50 million to $60 million, deferred acquisition payments of $66.4 million, and $2.0 million in debt principal payments.

        Our cash and cash equivalents increased by $58.5 million for the year ended March 31, 2012, and $72.9 million for the year ended March 31, 2011 and $40.0 million for the year ended March 31, 2010 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Net cash provided by operating activities	$80,730	$113,968	$54,620
Net cash used in investing activities	(91,853)	(29,564)	(11,421)
Net cash provided by (used in) financing activities	70,292	(13,338)	(2,912)
Effects of foreign currency fluctuations on cash	(699)	1,786	(292)

Net increase in cash and cash equivalents	$58,470	$72,852	$39,995

Fiscal Year 2012 compared to Fiscal Year 2011

Operations:

        Cash provided by operating activities decreased to $80.7 million in the fiscal year 2012 compared to $114.0 million in fiscal year 2011. This decrease was primarily a result of a $84.8 million decrease in cash flows related to operations (net income adjusted for the change in: loss on early extinguishment of debt, write down of long-lived assets, depreciation and amortization, deferred income taxes, net gain/loss on sales and disposals of assets, amortization of debt discounts and debt issuance costs, stock-based compensation, pension and other post-retirement benefits and other non-cash changes to net income) for fiscal year 2012 compared to fiscal year 2011.

        In addition, we used $32.5 million by decreasing our operating liabilities (primarily accounts payable) in fiscal year 2012 as compared to generating $32.4 million by increasing operating liabilities in fiscal year 2011. Offsetting these increases in the use of cash in fiscal year 2012, we generated $47.3 million due to a decrease in accounts receivable and $5.4 million by decreasing inventories. In fiscal year 2011, we used $48.8 million due to increases in inventories. Raw material inventories increased $14.0 million in fiscal year 2011 primarily due to price increases in Tantalum raw materials as well as an increase in the volume of raw materials. The increase in raw material quantities was driven by increased sales levels and accelerated purchases of raw materials that were expected to increase in price. Work in process and finished goods increased $37.5 million in fiscal year 2011 as a result of the increase in sales and demand for our products, and an increase in raw material prices. Also in fiscal year 2011, we used $15.4 million related to an increase in accounts receivable due to increasing sales.

Investing

        Cash used in investing activities increased $62.3 million in fiscal year 2012 compared to fiscal year 2011. Cash used for acquisitions in fiscal year 2012 totaled $42.6 million for the acquisitions of Blue Powder and KEMET Foil. Capital expenditures increased $14.3 million in fiscal year 2012 compared to fiscal year 2011, the primary increase related to vertical integration efforts and new products to meet customer expectations. In fiscal year 2011, we received $5.4 million in proceeds from the sale of assets compared to $0.1 million of proceeds from the sale of assets during fiscal year 2012.

Financing

        Cash provided by financing activities increased $83.6 million in fiscal year 2012 as compared to fiscal year 2011. In fiscal year 2012, proceeds from the issuance of debt resulted from the private placement of $110.0 million in aggregate principal amount of our 10.5% Senior Notes. Related to the issuance of 10.5% Senior Notes, we paid $2.3 million in debt issuance costs. Also in fiscal year 2012, we used $43.7 million for payments on both long-term and short-term debt, primarily related to the retirement of the 2.25% Convertible Senior Notes (the "Convertible Notes"). In fiscal year 2011, proceeds from the issuance of debt resulted from the private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018. The proceeds of $182.5 million were used to repay all of the outstanding indebtedness under our credit facilities with K Financing, LLC, our EUR 60 million credit facility and EUR 35 million credit facility with UniCredit and our term loan with Vishay. We used $38.1 million to retire $40.5 million in aggregate principal amount of our Convertible Notes and $6.6 million to pay costs incurred in connection with the private placement, the tender offer and the foregoing repayments. We made a principal payment related to UniCredit Facility A on April 1, 2010 for EUR 7.7 million ($9.9 million).

Commitments

        At March 31, 2012, we had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (see Note 2, "Debt" to our consolidated financial statements), European social security, pension benefits, other post-retirement benefits, inventory purchase obligations, fixed asset purchase obligations, acquisition related obligations, and construction obligations as follows (amounts in thousands):

Contractual obligations(1)	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations	$343,792	$1,951	$1,841	$—	$340,000
Interest obligations	218,571	35,934	71,820	71,811	39,006
Acquisition related obligations	58,000	16,703	31,297	10,000	—
Construction obligations	26,753	19,322	7,431	—	—
European social security	1,453	1,453	—	—	—
Employee separation liability	17,877	668	2,671	534	14,004
Pension and other post-retirement benefits(2)	24,696	2,484	4,065	4,656	13,491
Operating lease obligations	26,546	9,941	11,361	3,757	1,487
Purchase commitments	17,754	17,004	750	—	—

	$735,442	$105,460	$131,236	$90,758	$407,988

(1)
The table above does not include payments under the pending investment in NT.

(2)
Reflects expected benefit payments through 2021.

Non-GAAP Financial Measures

        To complement our consolidated statements of operations and cash flows, we use non-GAAP financial measures of Adjusted operating income, Adjusted net income and Adjusted EBITDA. We believe that Adjusted operating income , Adjusted net income and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.

        Adjusted operating income is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Operating income	$37,801	$129,261	$7,697
Adjustments:
Write down of long-lived assets	15,786	—	656
Restructuring charges	14,254	7,171	9,198
ERP integration costs	7,707	1,915	—
Plant start-up costs	3,574	—	—
Stock-based compensation	3,075	1,783	1,865
Acquisitions related fees	1,476	—	—
(Gain) loss on sales and disposals of assets	318	(1,261)	(1,003)
Registration related fees	281	1,531	—
Inventory write downs	—	2,991	—
Cancellation of incentive plan	—	—	1,161
Write off of capitalized advisor fees	—	—	413

Adjusted operating income	$84,272	$143,391	$19,987

        Adjusted net income is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Net income (loss)	$6,692	$63,044	$(69,447)
Adjustments:
Write down of long-lived assets	15,786	—	656
Restructuring charges	14,254	7,171	9,198
Share-based compensation	3,075	1,783	1,865
ERP integration costs	7,707	1,915	—
Amortization included in interest expense	3,599	4,930	13,392
Plant start-up costs	3,574	—	—
Acquisition related fees	1,476	—	—
Net foreign exchange (gain) loss	919	(2,888)	4,106
(Gain) loss on sales and disposals of assets	318	(1,261)	(1,003)
Registration related fees	281	1,531	—
(Gain) loss on early extinguishment of debt	—	38,248	(38,921)
Inventory write downs	—	2,991	—
Gain on licensing of patents	—	(2,000)	—
Increase in value of warrant	—	—	81,088
Cancellation of incentive plan	—	—	1,161
Write off of capitalized advisor fees	—	—	413
Income tax effect of non-GAAP adjustments*	(3,203)	(1,256)	65

Adjusted net income	$54,478	$114,208	$2,573

*
Includes the income tax affect of law changes related to the utilization of net operating loss carryforwards.

        Adjusted EBITDA is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Net income (loss)	$6,692	$63,044	$(69,447)
Adjustments:
Income tax expense	1,752	2,704	5,036
Interest expense, net	28,392	29,957	25,820
Depreciation and amortization	44,124	52,932	52,644
Write down of long-lived assets	15,786	—	656
Restructuring charges	14,254	7,171	9,198
ERP integration costs	7,707	1,915	—
Plant start-up costs	3,574	—	—
Stock-based compensation	3,075	1,783	1,865
Acquisition related fees	1,476	—	—
Net foreign exchange (gain) loss	919	(2,888)	4,106
(Gain) loss on sales and disposals of assets	318	(1,261)	(1,003)
Registration related fees	281	1,531	—
(Gain) loss on early extinguishment of debt	—	38,248	(38,921)
Inventory write downs	—	2,991	—
Gain on licensing of patents	—	(2,000)	—
Increase in value of warrant	—	—	81,088

Adjusted EBITDA	$128,350	$196,127	$71,042

        Adjusted operating income represents operating income , excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income to facilitate our analysis and understanding of our business operations and believe that Adjusted operating income is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted operating income should not be considered as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP.

        Adjusted net income represents net income (loss), excluding adjustments which are more specifically outlined in the quantitative reconciliation provided above. We use Adjusted net income to evaluate the Company's operating performance and believe that Adjusted net income is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted net income should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP.

        Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization, adjusted to exclude write down of long-lived assets, restructuring charges, ERP integration costs, plant start-up costs, stock-based compensation expense, acquisition related fees, net foreign exchange gain/loss, gain/loss on sales and disposals of assets, registration related fees, gain/loss on the early extinguishment of debt, inventory write downs, gain on licensing of patents and increase in value of warrant. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

        In evaluating Adjusted EBITDA, one should be aware that in the future we may incur expenses similar to the adjustments noted above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these types of adjustments. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

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

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification ("ASC") 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. ASU 2011-12 defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of AOCI in both OCI and net income on the face of the financial statements. ASU 2011-12 requires companies to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclosed in the notes to the financial statements. ASU 2011-12 also defers the requirement to report reclassification adjustments in interim periods and requires companies to present only total comprehensive income in either a single continuous statement or two consecutive statements in interim periods. ASU 2011-05 and ASU 2011-12 will be effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The Company elected to early adopt this ASU as of March 31, 2012.

        In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment. ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011. The adoption of this accounting standard will not have a material effect on the Company's consolidated financial statements.

        There are currently no other accounting standards that have been issued that will have a significant impact on the Company's financial position, results of operations or cash flows upon adoption.

Effect of Inflation

        Inflation generally affects us by increasing the cost of labor, equipment, and raw materials. We do not believe that inflation has had any material effect on our business over the past three fiscal years except for the following discussion in Commodity Price Risk.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        We are exposed to interest rate risk through our other borrowing activities, which had an outstanding balance as of March 31, 2012, of $3.8 million. This other debt has a variable interest rate and a 1% change in the interest rate would yield a $0.0 million change in interest expense.

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

Commodity Price Risk

        In fiscal year 2012, we experienced significant raw material price fluctuations in the tantalum supply chain. We began the process of reducing the complexity and uncertainty of the tantalum raw material supply by vertically integrating our supply chain. The acquisition of Blue Powder, along with our ability to source and process conflict free tantalum ore, will allow us to achieve our vertical integration goal. Except for the processing of raw ore into potassium heptafluorotantalate, we now have the ability to manufacture the majority of our tantalum powder requirements.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities, however the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2011 the price of palladium fluctuated between $563 and $833 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        As of March 31, 2012, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Based on that assessment, as of March 31, 2012, the Company's management concluded that its internal control over financial reporting was effective. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2012 excluded KEMET Foil Manufacturing, LLC ("KEMET Foil"), which was acquired by the Company on June 13, 2011 and KEMET Blue Powder Corporation ("Blue Powder") which was acquired on February 21, 2012. KEMET Foil constituted 1.7% and 4.0% of total and net assets, respectively, as of March 31, 2012 and 1.8% of Net sales for the year ended March 31, 2012. Blue Powder constituted 8.4% and 22.4% of total and net assets, respectively, as of March 31, 2012 and 0.1% of Net sales for the year ended March 31, 2012. KEMET Foil and Blue Powder incurred net losses of $0.9 million and $1.7 million, respectively, for the year ended March 31, 2012. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

        Ernst & Young LLP, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting, which is on page 76 of this annual report on Form 10-K.

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

        Other than the change described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        Other than the information under "Executive Officers" and "Other Key Employees" under Part I, Item 4A, the other information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on July 26, 2012 under the headings "Nominees for Board of Directors," "Continuing Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information about the Board of Directors."

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 26, 2012 under the headings "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Outstanding Equity Awards at Fiscal Year-End Table," "Options Exercises and Stock Vested Table," "Pension Benefits Table," "Nonqualified Deferred Compensation Table," "Potential Payments Upon Termination or Change in Control Table," "Director Compensation Table," "Report of the Compensation Committee," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 26, 2012 under the heading "Security Ownership", and from "Equity Compensation Plan Disclosure" in Item 5 hereof.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 26, 2012 under the headings "Review, Approval or Ratification of Transactions with Related Persons" and "Information about the Board of Directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 26, 2012 under the heading "Audit and Non-Audit Fees."

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

(a)
(3)    List of Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

2.1	Stock Purchase Agreement, dated as of February 2, 2012, by and among KEMET Corporation, Niotan Incorporated and Niotan Investment Holdings LLC (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 2, 2012)
2.2
Stock Purchase Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 12, 2012)
3.1
Second Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
3.2	Amended and Restated By-laws of KEMET Corporation, effective June 5, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 3, 2008)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3, filed with the SEC on October 21, 2010 (File No. 333-170073))
4.2
Registration Rights Agreement, dated as of November 1, 2006, by and among the Company, Credit Suisse Securities (USA) LLC, and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 [Reg. No. 333-140943] filed on February 28, 2007)
4.3
Indenture, dated as of November 1, 2006, by and among the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 [Reg. No. 333-140943] filed on February 28, 2007)
4.4	Form of 2.25% Convertible Senior Note due 2026 (included in Exhibit 4.3)
4.5
Indenture, dated May 5, 2010, by and among the Company, certain subsidiary guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 5, 2010)
4.6
Registration Rights Agreement, dated May 5, 2010, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 5, 2010)
4.7
Supplemental Indenture, dated as of August 10, 2011, among KEMET Foil Manufacturing LLC (f/k/a Cornell Dubilier Foil, LLC), KEMET Corporation, the other Guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)
4.8
Registration Rights Agreement, dated March 27, 2012, among KEMET Corporation, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as initial purchasers (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 22, 2012)

4.9	Registration Rights Agreement, dated April 3, 2012, among KEMET Corporation, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as initial purchasers (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 29, 2012)
4.10
Supplemental Indenture, dated April 17, 2012, among KEMET Corporation, the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 17, 2012)
10.1
Registration Agreement, dated as of December 21, 1990, by and among the Company and each of the investors and executives listed on the schedule of investors and executives attached thereto (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056])
10.2	Form of Amendment No. 1 to Registration Agreement, dated as of April 28, 1994 (incorporated by reference to Exhibit 10.3.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-61898])
10.3
Services Agreement, dated as of December 21, 1990, as amended as of March 30, 1992, by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056])
10.4	Form of KEMET Electronics Corporation Distributor Agreement (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056])
10.5
Form of KEMET Electronics Corporation Standard Order Acknowledgment, Quotation, and Volume Purchase Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056])
10.6	Form of KEMET Electronics Corporation Product Warranty (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056])
10.7
Amendment No. 1 to Stock Purchase and Sale Agreement, dated as of December 21, 1990. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit to the Agreement upon Request by the SEC (incorporated by reference to Exhibit 10.20.1 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056])
10.8
Form of Deferred Compensation Plan for Key Managers effective as of January 1, 1995 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995)*
10.9
1995 Executive Stock Option Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)*
10.10
Executive Bonus Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)*
10.11
Amendment No. 2 to Services Agreement by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)
10.12
Amendment No. 3 to Services Agreement dated as of January 1, 1996, by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)
10.13
Amendment No. 4 to Services Agreement dated as of March 1, 1996, by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)

10.14	1992 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009)*
10.15
Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)*
10.16	1992 Executive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 [Reg. No. 33-48056])*
10.17	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 [Reg. No. 333-123308])*
10.18
Purchase Agreement, dated as of November 1, 2006, by and among the Company, Credit Suisse Securities (USA) LLC, and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 1.01 to the Company's Registration Statement on Form S-3 [Reg. No. 333-140943] filed on February 28, 2007)
10.19
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 3, 2006 (incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2006)*
10.20
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective July 19, 2006 (incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2006)*
10.21
Amendment to the Compensation Plan of Chief Executive Officer and other executive officers effective March 28, 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated April 3, 2007)*
10.22
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 8, 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated May 14, 2007)*
10.23
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 16, 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated May 23, 2007)*
10.24
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers dated May 5, 2008 (incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 2008)*
10.25
Loan Agreement by Certified Private Agreement dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and KEMET Corporation (English translation) (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 21, 2008)
10.26
Mortgage Deed dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and Arcotronics Industries S.r.l. (English translation) (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 21, 2008)
10.27
Addendum dated April 3, 2009, to Mortgage Deed dated September 29, 2008 between UniCredit Corporate Banking S.p.A. and Arcotronics Industries S.r.l. (English translation) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009)
10.28
Deed of Pledge of Stocks dated October 21, 2008 among UniCredit Corporate Banking S.p.A., KEMET Electronics Corporation and Arcotronics Italia S.p.A. (English translation) (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated October 21, 2008)

10.29	Deed of Pledge of Shares dated October 21, 2008 among UniCredit Corporate Banking S.p.A., Arcotronics Italia S.p.A. and Arcotronics Industries S.r.l. (English translation) (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated October 21, 2008)
10.30
Deed of Assignment of Credit for Guaranty Purposes dated October 21, 2008 among UniCredit Corporate Banking S.p.A., KEMET Corporation, KEMET Electronics Corporation, Arcotronics Italia S.p.A., Arcotronics Industries S.r.l., Arcotronics Hightech S.r.l. and Arcotronics Technologies S.r.l. (English translation) (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated October 21, 2008)
10.31
Letter of Extension Agreement dated April 3, 2009 to Credit Line Granted by UniCredit Corporate Banking S.p.A. to KEMET Corporation dated October, 2007 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009)
10.32
Loan Agreement, dated as of September 15, 2008 between KEMET Electronics Corporation and Vishay Intertechnology, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2008)
10.33
Pledge and Security Agreement, dated as of September 15, 2008 made by KEMET Electronics Corporation in favor of Vishay Intertechnology, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.34
Asset Purchase Agreement, dated as of September 15, 2008, by and between KEMET Electronics Corporation and Siliconix Technology C.V. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*
10.35	Summary of Non-Employee Director Compensation*
10.36	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 22, 2009)*
10.37
Amended and Restated Credit Agreement, dated as of June 7, 2009, by and among the Company, K Financing, LLC and the other parties thereto (incorporated by reference to Exhibit (b)(1) filed with the Company's Amendment No. 3 to Schedule TO, filed on June 8, 2009)
10.38
Amendment No. 1 to Amended and Restated Credit Agreement entered into on June 7, 2009, by and among the Company, K Financing, LLC and the other parties thereto, dated June 21, 2009 (incorporated by reference to Exhibit (b)(2) filed with the Company's Amendment No. 5 to Schedule TO, filed with the SEC on June 22, 2009)
10.39
Amendment No. 2 to Amended and Restated Credit Agreement entered into on June 7, 2009, by and among the Company, K Financing, LLC and other parties thereto, dated September 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 6, 2009)
10.40
Amendment Agreement to the Credit Line Agreement entered into on October 3, 2007 by and between UniCredit Corporate Banking S.p.A. and the Company, dated April 30, 2009 (incorporated by reference to Exhibit (d)(12) filed with the Company's Schedule TO, filed on June 15, 2009)
10.41
Amendment to the Credit Line Agreement entered into on October 3, 2007 as amended on April 30, 2009 and May 25, 2009, by and between UniCredit Corporate Banking S.p.A. and the Company, dated May 25, 2009 (incorporated by reference to Exhibit (d)(13) filed with the Company's Schedule TO, filed on June 15, 2009)

10.42	Amendment to the Loan Agreement entered into on April 30, 2009, by and between UniCredit Corporate Banking S.p.A. and the Company, dated June 1, 2009 (incorporated by reference to Exhibit (d)(14) filed with the Company's Schedule TO, filed on June 15, 2009)
10.43	Commitment Letter to the Company by UniCredit Corporate Banking S.p.A., dated April 30, 2009 (incorporated by reference to Exhibit (d)(15) filed with the Company's Schedule TO, filed on June 15, 2009)
10.44
Amendment to the Loan Agreement by Certified Private Agreement entered into September 29, 2008 by and between UniCredit Corporate Banking S.p.A. and the Company, dated April 30, 2009 (English translation) (incorporated by reference to Exhibit (d)(16) filed with the Company's Schedule TO, filed on June 15, 2009)
10.45
Amendment to the Loan Agreement by Certified Private Agreement entered into September 29, 2008 as amended on April 30, 2009 by and between UniCredit Corporate Banking S.p.A. and the Company, dated June 1, 2009 (English translation) (incorporated by reference to Exhibit (d)(17) filed with the Company's Schedule TO, filed on June 15, 2009)
10.46
Amendment to the Loan Agreement by Certified Private Agreement entered into September 29, 2008 by and between UniCredit Corporate Banking S.p.A. and the Company, dated October 1, 2009 (English translation) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 30, 2009)
10.47	Amendment to the Compensation Plan of the Company's executive officers (incorporated by reference to the Company's Current Report on Form 8-K dated July 29, 2009)*
10.48
Warrant to Purchase Common Stock, dated June 30, 2009, issued by the Company to K Financing, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 2009)
10.49	Investor Rights Agreement, dated June 30, 2009, between the Company and K Financing, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 30, 2009)
10.50
Corporate Advisory Services Agreement, dated June 30, 2009, between the Company and Platinum Equity Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 30, 2009)
10.51
Purchase Agreement, dated April 21, 2010, by and among the Company, certain subsidiary guarantors named therein and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 21, 2010)
10.52	Employment Agreement between the Company and Per Olof-Loof dated January 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 27, 2010)*
10.53
Amendment No. 1 to Employment Agreement between KEMET Corporation and Per Olof-Loof, dated March 28, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 28, 2012)*
10.54	Second Amended and Restated KEMET Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009)*

10.55	Loan and Security Agreement, dated as of September 30, 2010, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., and Bank of America, N.A., as agent and Banc of America Securities LLC, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 30, 2010)
10.56	KEMET Executive Secured Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010)*
10.57	KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 27, 2011)*
10.58	Form of Change in Control Severance Compensation Agreement entered into with executive officers of the Company*
10.59
Option Agreement, dated as of March 12, 2012, by and among NEC Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 12, 2012)
10.60
Stockholders' Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 12, 2012)
10.61	Form of Restricted Stock Unit Grant Agreement for Employees*
10.62	Form of Restricted Stock Unit Grant Agreement for Directors*
10.63
Amendment No. 1 to Loan and Security Agreement, Waiver and Consent, dated as of March 19, 2012, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., the financial institutions party thereto as lenders and Bank of America, N.A., as agent
21.1	Subsidiaries of KEMET Corporation
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
23.2	Consent of Paumanok Publications, Inc
31.1	Certification of the Chief Executive Officer Pursuant to Section 302
31.2	Certification of the Chief Financial Officer Pursuant to Section 302
32.1	Certification of the Chief Executive Officer Pursuant to Section 906
32.2	Certification of the Chief Financial Officer Pursuant to Section 906
101
The following financial information from KEMET Corporation's Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012, and March 31, 2011, (ii) Consolidated Statements of Income for the years ended March 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*
Exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KEMET Corporation

        We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KEMET Corporation and subsidiaries at March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the three years ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KEMET Corporation's internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2012 expressed an unqualified opinion thereon.

                                                                                             /s/ Ernst & Young LLP

Greenville, South Carolina

May 18, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KEMET Corporation

        We have audited KEMET Corporation and subsidiaries' internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KEMET Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements' Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of KEMET Foil Manufacturing, LLC ("KEMET Foil") and KEMET Blue Powder Corporation ("Blue Powder"), which are included in the 2012 consolidated financial statements of KEMET Corporation and subsidiaries. KEMET Foil constituted 1.7% and 4.0% of total and net assets, respectively, as of March 31, 2012 and 1.8% of Net sales for the year then ended. Blue Powder constituted 8.4% and 22.4% of total and net assets, respectively, as of March 31, 2012 and 0.1% of Net Sales for the year then ended. KEMET Foil and Blue Powder incurred net losses of $0.9 million and $1.7 million, respectively, for the year ended March 31, 2012.

        In our opinion, KEMET Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KEMET Corporation and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2012 of KEMET Corporation and subsidiaries and our report dated May 18, 2012 expressed an unqualified opinion thereon.

                                                                                             /s/ Ernst & Young LLP

Greenville, South Carolina

May 18, 2012

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except per share data)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$210,521	$152,051
Accounts receivable, net	104,950	150,370
Inventories, net	212,234	206,440
Prepaid and other current assets	32,259	28,097
Deferred income taxes	6,370	5,301

Total current assets	566,334	542,259

Property, plant and equipment, net	315,848	310,412
Goodwill	36,676	—
Intangible assets, net	41,527	20,092
Other assets	15,167	11,546

Total assets	$975,552	$884,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,951	$42,101
Accounts payable	74,404	90,997
Accrued expenses	89,079	88,291
Income taxes payable	2,256	4,265

Total current liabilities	167,690	225,654

Long-term debt	345,380	231,215
Other non-current obligations	101,229	59,727
Deferred income taxes	2,257	7,960
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 and 300,000 shares, issued 46,508 and 39,508 shares at March 31, 2012 and 2011, respectively	465	395
Additional paid-in capital	470,059	479,322
Retained deficit	(81,053)	(87,745)
Accumulated other comprehensive income	12,020	22,555
Treasury stock, at cost (1,839 and 2,370 shares at March 31, 2012 and 2011, respectively)	(42,495)	(54,774)

Total stockholders' equity	358,996	359,753

Total liabilities and stockholders' equity	$975,552	$884,309

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2012	2011	2010
Net sales	$984,833	$1,018,488	$736,335
Operating costs and expenses:
Cost of sales	775,670	752,846	611,638
Selling, general and administrative expenses	111,564	104,607	86,085
Research and development	29,440	25,864	22,064
Restructuring charges	14,254	7,171	9,198
Net (gain) loss on sales and disposals of assets	318	(1,261)	(1,003)
Write down of long-lived assets	15,786	—	656

Total operating costs and expenses	947,032	889,227	728,638

Operating income	37,801	129,261	7,697
Other (income) expense:
Interest income	(175)	(218)	(188)
Interest expense	28,567	30,175	26,008
Other (income) expense, net	965	(4,692)	4,121
(Gain) loss on early extinguishment of debt	—	38,248	(38,921)
Increase in value of warrant	—	—	81,088

Income (loss) before income taxes	8,444	65,748	(64,411)
Income tax expense	1,752	2,704	5,036

Net income (loss)	$6,692	$63,044	$(69,447)

Net income (loss) per share:
Basic	$0.15	$2.11	$(2.57)
Diluted	$0.13	$1.22	$(2.57)
Weighted-average shares outstanding:
Basic	43,285	29,847	26,971
Diluted	52,320	51,477	26,971

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	Fiscal Years Ended March 31,
	2012	2011	2010
Net income (loss)	$6,692	$63,044	$(69,447)
Other compreshensive income (loss):
Foreign currency translation gains (losses)	(8,969)	12,884	1,977
Defined benefit pension plans, net of tax impact	(1,449)	(2,020)	(2,090)
Defined benefit post-retirement plan adjustments	(117)	(299)	(560)

Other comprehensive income (loss)	(10,535)	10,565	(673)

Total comprehensive income (loss)	$(3,843)	$73,609	$(70,120)

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stock-holders' Equity
Balance at March 31, 2009	26,937	$295	$367,847	$(81,342)	$12,663	$(59,424)	$240,039
Net loss	—	—	—	(69,447)	—	—	(69,447)
Other comprehensive loss	—	—	—	—	(673)	—	(673)
Issuance of warrant	—	—	112,488	—	—	—	112,488
Vesting of restricted stock	108	—	(2,495)	—	—	2,495	—
Stock-based compensation expense	—	—	1,865	—	—	—	1,865

Balance at March 31, 2010	27,045	295	479,705	(150,789)	11,990	(56,929)	284,272
Net income	—	—	—	63,044	—	—	63,044
Other comprehensive income	—	—	—	—	10,565	—	10,565
Issuance of restricted shares	47	—	(1,078)	—	—	1,078	—
Stock-based compensation expense	—	—	1,783	—	—	—	1,783
Issuance of shares to K Equity, LLC	10,000	100	(100)	—	—	—	—
Exercise of stock options	46	—	(988)	—	—	1,077	89

Balance at March 31, 2011	37,138	395	479,322	(87,745)	22,555	(54,774)	359,753
Net income	—	—	—	6,692	—	—	6,692
Other comprehensive loss	—	—	—	—	(10,535)	—	(10,535)
Issuance of restricted shares	398	—	(9,483)	—	—	9,204	(279)
Stock-based compensation expense	—	—	3,075	—	—	—	3,075
Issuance of shares to K Equity, LLC	7,000	70	(70)	—	—	—	—
Exercise of stock options	133	—	(2,785)	—	—	3,075	290

Balance at March 31, 2012	44,669	$465	$470,059	$(81,053)	$12,020	$(42,495)	$358,996

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Years Ended March 31,
	2012	2011	2010
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$6,692	$63,044	$(69,447)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,124	52,932	52,644
Amortization of debt discount and debt issuance costs	3,599	4,930	13,392
Net (gain) loss on sales and disposals of assets	318	(1,261)	(1,003)
Stock-based compensation expense	3,075	1,783	1,865
Pension and other post-retirement benefits	(2,991)	(2,319)	(2,716)
Deferred income taxes	(4,554)	(3,403)	2,051
Write down of long-lived assets	15,786	—	656
(Gain) loss on early extinguishment of debt	—	38,248	(38,921)
Increase in value of warrant	—	—	81,088
Other, net	702	(2,446)	339
Changes in assets and liabilities:
Accounts receivable	47,298	(15,423)	(18,236)
Other receivables	(3,698)	957	(27)
Inventories	5,375	(48,817)	7,168
Prepaid expenses and other current assets	(2,484)	(6,647)	(5,647)
Accounts payable	(22,052)	9,567	26,605
Accrued income taxes	(1,893)	4,315	421
Other operating liabilities	(8,567)	18,508	4,388

Net cash provided by operating activities	80,730	113,968	54,620

Investing activities:
Capital expenditures	(49,314)	(34,989)	(12,921)
Acquisitions, net of cash received	(42,613)	—	—
Proceeds from sales of assets	74	5,425	1,500

Net cash used in investing activities	(91,853)	(29,564)	(11,421)

Financing activities:
Proceeds from issuance of debt	116,050	227,525	58,949
Payment of long-term debt	(40,581)	(230,413)	(54,525)
Net (payments) borrowings under other credit facilities	(3,154)	(2,479)	475
Debt issuance costs	(2,313)	(7,853)	(4,206)
Proceeds from exercise of stock options	290	89	—
Debt extinguishment costs	—	(207)	(3,605)

Net cash provided by (used in) financing activities	70,292	(13,338)	(2,912)

Net increase in cash and cash equivalents	59,169	71,066	40,287
Effect of foreign currency fluctuations on cash	(699)	1,786	(292)
Cash and cash equivalents at beginning of fiscal year	152,051	79,199	39,204

Cash and cash equivalents at end of fiscal year	$210,521	$152,051	$79,199

Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$25,342	$17,304	$16,107
Income taxes paid	7,078	2,408	3,910

See accompanying notes to consolidated financial statements.

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

        KEMET is organized into three business groups: the Tantalum Business Group ("Tantalum"), the Ceramic Business Group ("Ceramic") and the Film and Electrolytic Business Group ("Film and Electrolytic"). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. Sales, marketing and corporate functions are shared by each of the business groups and the costs of which are generally allocated to the business groups based on the business groups' respective budgeted net sales.

Basis of Presentation

        Certain amounts for fiscal years 2011 and 2010 have been reclassified to conform to the fiscal year 2012 presentation.

Principles of Consolidation

        The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

        Cash equivalents of $26.2 million and $51.2 million at March 31, 2012 and 2011, respectively, consist of money market accounts with an original term of three months or less. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

        A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax ("VAT") registration in The Netherlands.

        The bank guarantee is in the amount of €1.5 million ($2.0 million). An interest-bearing deposit was placed with a European bank for €1.7 million ($2.2 million). The deposit is in KEMET's name and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made. The bank guarantee will remain valid until it is discharged by the beneficiary.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

Inventories

        Inventories are stated at the lower of cost or market. The carrying value of inventory is reviewed and adjusted based on slow moving and obsolete items, historical shipments, customer forecasts and backlog and technology developments. Inventory costs include material, labor and manufacturing overhead and are determined by the "first-in, first-out" ("FIFO") method. The Company has consigned inventory at certain customer locations totaling $9.5 million and $7.6 million at March 31, 2012 and 2011, respectively.

Property and Equipment

        Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of. Depreciation expense was $42.1 million, $50.6 million and $50.0 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

        The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the undiscounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company's financial condition and operating results. The Company recorded $15.8 million and $0.7 million in impairment charges for fiscal years 2012 and 2010, respectively.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

The Company evaluates its goodwill and intangible assets with indefinite useful lives on a reporting unit basis. This requires the Company to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit's carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill and intangible asset with indefinite useful lives may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit's goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit's fair value. The Company determined the fair value of its reporting units using an income-based, discounted cash flow ("DCF") analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. In addition to the above described reporting unit valuation techniques, the Company's goodwill and intangible asset with indefinite useful lives impairment assessment also considers the Company's aggregate fair value based upon the value of the Company's outstanding shares of common stock.

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

Stock-based Compensation

        Stock-based compensation for stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of the Company's stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of the Company's stock on the grant date and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, the Company is required to estimate the expected forfeiture rate and only

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

recognize expense for those options expected to vest. Stock-based compensation cost for restricted stock is measured based on the closing fair market value of the Company's common stock on the date of grant. The Company recognizes stock-based compensation cost for arrangements with cliff vesting as expense ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost for arrangements with graded vesting as expense on an accelerated basis over the requisite service period.

Concentrations of Credit and Other Risks

        The Company sells to customers globally. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers. TTI, Inc., an electronics distributor, accounted for $125.6 million, $133.5 million and $86.5 million of the Company's net sales in fiscal years 2012, 2011 and 2010, respectively. There were no customers' accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2012 or March 31, 2011.

        The Company, as well as the industry, utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to the end-users. For fiscal years ended March 31, 2012, 2011, and 2010, net sales to electronics distributors accounted for 42%, 50%, and 48%, respectively, of the Company's total net sales.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (losses), currency forward contract gains (losses), currency translation gains (losses), unrealized investment gains (losses) from available-for-sale securities, defined benefit plan adjustments including those adjustments which result from changes in net prior service credit and actuarial gains (losses), and is presented in the Consolidated Statements of Comprehensive Income (Loss).

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

        The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders' equity section of the Consolidated Balance Sheets (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Defined Benefit Post-retirement Plan Adjustments	Defined Benefit Pension Plans	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2010	$14,192	$2,411	$(4,613)	$11,990
Fiscal year 2011 activity(1)	12,884	(299)	(2,020)	10,565

Balance at March 31, 2011	27,076	2,112	(6,633)	22,555
Fiscal year 2012 activity(2)	(8,969)	(117)	(1,449)	(10,535)

Balance at March 31, 2012	$18,107	$1,955	$(8,082)	$12,020

(1)
Activity within the defined benefit pension plans is net of a tax benefit of $1.0 million.

(2)
Activity within the defined benefit pension plans is net of a tax benefit of $0.8 million.

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

        Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Platinum Warrant issued to K Financing under the Platinum Credit Facility (as defined below) was reviewed as of June 30, 2009, the date of issuance, to determine whether it met the definition of a derivative. The Company's evaluation of the Platinum Warrant as of the date of issuance concluded that it was not indexed to the Company's stock since the strike price was not fixed and as such was treated as a freestanding derivative liability. On September 29, 2009, the Company borrowed $10.0 million from the Platinum Working Capital Loan for general corporate purposes. As a result of this additional borrowing, the strike price of the Platinum Warrant was fixed at $1.05 per share as of September 29, 2009 and the Company assessed

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

whether the Platinum Warrant still met the definition of a derivative. The Company's evaluation of the Platinum Warrant as of September 29, 2009, concluded that the Platinum Warrant is indexed to the Company's own stock and should be classified as a component of equity. The Company valued the Platinum Warrant immediately prior to the strike price becoming fixed and recorded a mark-to-market adjustment of $81.1 million through earnings. Subsequent to the strike price becoming fixed, the Company reclassified the warrant liability of $112.5 million into the line item "Additional paid-in capital" on the Consolidated Balance Sheets and the Platinum Warrant is no longer marked-to-market.

        The Company estimated the fair value of the Platinum Warrant using the Black-Scholes option pricing model using the following assumptions:

September 30, 2009
Expected life	9.75 years
Expected volatility	66.0%
Risk-free interest rate	3.5%
Dividends	—

        On December 20, 2010, K Equity sold a portion of the Platinum Warrant equal to 10,893,608 shares which was exercised on a net exercise basis and the resulting 10,000,000 shares of which were sold by underwriters in an offering at a closing price of $12.80. On May 31, 2011, K Equity sold a portion of the Platinum Warrant equal to 7,524,995 shares which was exercised on a net exercise basis and the resulting 7,000,000 shares of which were sold by underwriters in an offering at a closing price of $14.60, leaving a remainder of 8,429,881 shares subject to the Platinum Warrant.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

        Assets measured at fair value on a recurring basis as of March 31, 2012 and 2011 are as follows (amounts in thousands):

	Carrying Value March 31, 2012		Fair Value Measurement Using			Carrying Value March 31, 2011		Fair Value Measurement Using
		Fair Value March 31, 2012					Fair Value March 31, 2011
			Level 1	Level 2(2)	Level 3			Level 1	Level 2(2)	Level 3
Assets:
Money markets(1)	$26,215	$26,215	$26,215	$—	$—	$51,157	$51,157	$51,157	$—	$—
Long-term debt	347,331	362,086	358,700	3,386	—	273,316	307,543	301,379	6,164	—

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

        The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company's liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of net sales for the fiscal years ended March 31, 2012, 2011 and 2010. The Company recognizes warranty costs when losses are both probable and reasonably estimable.

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

Shipping and Handling Costs

        The Company's shipping and handling costs are reflected in the line item "Cost of sales" on the Consolidated Statements of Operations. Shipping and handling costs were $22.8 million, $24.8 million, and $21.1 million in the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

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

Impact of Recently Issued Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification ("ASC") 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. ASU 2011-12 defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of AOCI in both OCI and net income on the face of the financial statements. ASU 2011-12 requires companies to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclosed in the notes to the financial statements. ASU 2011-12 also defers the requirement to report reclassification adjustments in interim periods and requires companies to present only total comprehensive income in either a single continuous statement or two consecutive statements in interim periods. ASU 2011-05 and ASU 2011-12 will be effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The Company elected to early adopt this ASU as of March 31, 2012.

        In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment. ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011. The adoption of this accounting standard will not have a material effect on the Company's consolidated financial statements.

        There are currently no other accounting standards that have been issued that will have a significant impact on the Company's financial position, results of operations or cash flows upon adoption.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt

        A summary of debt is as follows (amounts in thousands):

	March 31,
	2012	2011
10.5% Senior Notes, net of premium of $3,539 and discount of $2,792 as of March 31, 2012 and March 31, 2011, respectively	$343,539	$227,208
Convertible Debt, net of discount of $7,861 as of March 31, 2011	—	39,012
Other	3,792	7,096

Total debt	347,331	273,316
Current maturities	(1,951)	(42,101)

Total long-term debt	$345,380	$231,215

        The line item "Interest expense" on the Consolidated Statements of Operations for the fiscal years 2012, 2011and 2010, respectively, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Contractual interest expense	$24,967	$25,110	$12,616
Amortization of debt issuance costs	1,081	1,137	2,788
Amortization of debt discount	2,519	3,928	10,604

Total interest expense	$28,567	$30,175	$26,008

10.5% Senior Notes

        On May 5, 2010, the Company issued 10.5% Senior Notes with an aggregate principal amount of $230.0 million which resulted in net proceeds to the Company of $222.2 million. The Company used a portion of the proceeds to repay all of its outstanding indebtedness under the Company's credit facility with K Financing, LLC, the Company's €60 million credit facility and €35 million credit facility with UniCredit Corporate Banking S.p.A. ("UniCredit") and the Company's term loan with a subsidiary of Vishay Intertechnology, Inc. ("Vishay") and used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the Company's 2.25% Convertible Senior Notes (the "Convertible Notes") and to pay costs incurred in connection with the issuance, the tender offer and the foregoing repayments.

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

        On March 27, 2012, the Company completed the sale of $110.0 million aggregate principal amount of its 10.5% Senior Notes due 2018 at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The issuance resulted in a debt premium of $6.1 million which will be amortized over the term of the 10.5% Senior Notes. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee. The Company incurred $2.3 million in costs related to the execution of the offering.

        In total, debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $8.8 million and $6.6 million as of March 31, 2012 and March 31, 2011, respectively; these costs will be amortized over the term of the 10.5% Senior Notes. The Company had interest payable related to the

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

10.5% Senior Notes included in the line item "Accrued expenses" on its Consolidated Balance Sheets of $14.7 million at March 31, 2012. The effective interest rate for the year ended March 31, 2012 and 2011 was 10.6% for the Senior Notes.

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

        The estimated fair value of the Convertible Notes, based on quoted market prices as of March 31, 2011 was approximately $40 million. The Company had interest payable related to the Convertible Notes included in the line item "Accrued expenses" on its Consolidated Balance Sheets of $0.3 million at March 31, 2011.

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

        Borrowings under the U.S. and Singapore facilities are subject to a borrowing base. The borrowing base consists of:

  •
  in the case of the U.S. facility, (A) 85% of KEC's accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of $4 million and 40% of the net book value of inventory of KEC that satisfy certain eligibility criteria plus (C) the lesser of $6 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

  •
  in the case of the Singapore facility, (A) 85% of KEMET Singapore's accounts receivable that satisfy certain eligibility criteria less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

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

        KEMET Corporation and the Guarantors guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantors (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the Borrowers and Guarantors are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 15% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a "Cash Dominion Trigger Event").

        KEC and the Guarantors guarantee the Singapore facility obligations. In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore's assets. KEMET Singapore's bank accounts are maintained at Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.

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

        In addition, the Loan and Security Agreement includes various covenants that, subject to exceptions, limit the ability of KEMET Corporation and its direct and indirect subsidiaries to, among other things: incur additional indebtedness; create liens on assets; make capital expenditures; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change its lines of business. The Loan and Security Agreement includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Loan and Security Agreement.

        Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $0.9 million and $1.3 million as of March 31, 2012 and March 31, 2011, respectively; these costs will be amortized over the term of the Loan and Security Agreement. There were no borrowings against the revolving line of credit as of March 31, 2012 and March 31, 2011.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

        The following table highlights the Company's annual maturities of debt (amounts in thousands):

	Annual Maturities of Debt Fiscal Years Ended March 31,
	2013	2014	2015	2016	2017	Thereafter
10.5% Senior Notes	$—	$—	$—	$—	$—	$340,000
Other	1,951	1,268	573	—	—	—

	$1,951	$1,268	$573	$—	$—	$340,000

Note 3: Restructuring

        In the second quarter of fiscal year 2010, the Company initiated the first phase of a plan to restructure the Film and Electrolytic Business Group ("Film and Electrolytic") and to reduce overhead within the Company as a whole. The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.

        A summary of the expenses aggregated on the Consolidated Statements of Operations line item "Restructuring charges" in the fiscal years ended March 31, 2012, 2011 and 2010, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Manufacturing relocation costs	$1,920	$5,974	$1,559
Personnel reduction costs	12,334	1,197	7,639

Restructuring charges	$14,254	$7,171	$9,198

Fiscal Year Ended March 31, 2012

        Restructuring charges in fiscal year 2012 are primarily comprised of termination benefits of $6.1 million related to facility closures in Italy that will commence during fiscal year 2013 and charges of $4.5 million were incurred by the Company to participate in a plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a certain period of time. The program is called Cassia Integrazione Guadagni Straordinaria ("CIGS"). The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work. These charges are a continuation of the Company's efforts to restructure its manufacturing operations within Europe, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow for the closure and consolidation of multiple manufacturing operations located in Italy. In addition, the Company incurred $1.7 million in personnel reduction costs primarily due to headcount reductions in the Mexican operations of Tantalum. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.9 million for the relocation of equipment to China and Mexico.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring (Continued)

Fiscal Year Ended March 31, 2011

        Restructuring charges in the fiscal year ended March 31, 2011 are primarily comprised of manufacturing relocation costs of $6.0 million for relocation of equipment from various plants to Mexico and China as well as relocation of the European distribution center. In addition, the Company incurred $1.2 million in personnel reduction costs related to the following: headcount reductions in Italy, $0.8 million; the closure of our Nantong, China plant expected to be completed in the third quarter of fiscal year 2013, $0.6 million; and $1.5 million related to the Company's initiative to reduce overhead within the Company as a whole and headcount reductions in Mexico. These personnel reduction charges were offset by a $1.7 million reversal of prior expenses primarily associated with the Cassia Integrazione Guadagni Straordinaria ("CIGS") plan (see above for a description of this program) as it was determined that only 107 employees participated in the program.

Fiscal Year Ended March 31, 2010

        In fiscal year 2010, the Company initiated the first phase of a restructuring plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole. Restructuring expense in fiscal year 2010 relates to this new plan and is primarily comprised of a headcount reduction of 57 employees in Finland, a headcount reduction of 32 employees in Portugal and a headcount reduction of 85 employees in Italy. There were also several headcount reductions at the executive level related to the Company's initiative to reduce overhead within the Company as a whole. In addition to the headcount reduction in Portugal, the Company incurred charges related to the relocation of equipment from Portugal to Mexico. Machinery not used for production in Portugal and not relocated to Mexico was disposed of and as such the Company recorded an impairment charge of $0.7 million to write down the equipment to scrap value. Overall, the Company incurred charges of $1.6 million related to the relocation of equipment to Mexico from Portugal and various other locations. The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations, and eliminating unnecessary costs throughout the Company. Restructuring charges of $9.2 million were incurred in fiscal year 2010. Restructuring payments in the fiscal year ended March 31, 2010 primarily related to a plan that was initiated in the second quarter of fiscal year 2009 to reduce the workforce in Film and Electrolytic and to negotiate agreements with the labor unions representing employees at the Company's facilities in Italy. Restructuring expenses related to this plan were incurred in fiscal year 2009. The agreements with the labor unions allowed the Company to place up to 260 workers, on a rotation basis, on the CIGS plan to save labor costs. Total expenses incurred in fiscal year 2010 related to this plan were $5.2 million.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring (Continued)

        A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items "Accrued expenses" and "Other non-current obligations" on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Manufacturing Relocations
Balance at March 31, 2009	$7,893	$—
Costs charged to expense	7,639	1,559
Costs paid or settled	(7,343)	(1,559)
Change in foreign exchange	209	—

Balance at March 31, 2010	8,398	—
Costs charged to expense	1,197	5,974
Costs paid or settled	(7,936)	(5,974)
Change in foreign exchange	168	—

Balance at March 31, 2011	1,827	—
Costs charged to expense	12,334	1,920
Costs paid or settled	(2,592)	(1,920)
Change in foreign exchange	(95)	—

Balance at March 31, 2012	$11,474	$—

Note 4: Impairment Charges

        During fiscal years 2012 and 2010, the Company incurred impairment charges totaling $15.8 million and $0.7 million, respectively.

        During fiscal year 2012, the Company incurred impairment charges totaling $15.8 million ($0.36 per basic share and $0.30 per diluted share) related to its Tantalum Business Group ("Tantalum"). Due to customer demands for lower Equivalent Series Resistance ("ESR") capacitors, the Company evaluated the costs it would need to incur in order to modify the product line in Evora, Portugal to enable it to produce capacitors with lower ESR. Based on this evaluation, the Company has idled equipment with a net carrying value of $15.8 million and plans to dispose of the equipment. The impairment amount of $15.8 million was the carrying amount of the equipment, less the scrap value net of disposal costs.

        In fiscal year 2010, the Company initiated the first phase of a restructuring plan to reduce costs in Film and Electrolytic. Machinery not used for production in Portugal and not relocated to Mexico was disposed of and as such the Company recorded an impairment charge of $0.7 million to write down the equipment to scrap value.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Acquisitions

Fiscal Year 2012 Acquisitions

Cornell Dubilier Foil, LLC

        On June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC ("KEMET Foil")), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of aluminum electrolytic capacitors. The purchase price was $15 million plus a $0.5 million working capital adjustment, of which $11.6 million (net of cash received) was paid at closing and $1.0 million is to be paid on each of the first three anniversaries of the closing date. The Company recorded goodwill of $1.1 million and amortizable intangibles of $1.6 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) include the trained workforce. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. KEMET Foil is included within Film and Electrolytic.

        The total discounted purchase price for KEMET Foil was $15.3 million and is comprised of (amounts in millions):

Cash at closing	$12.0
Deferred payments (discounted)	2.8
Working capital adjustment	0.5

$15.3

        The purchase price was determined through arms-length negotiations between representatives of the Company and Cornell Dubilier Marketing, Inc.

        The following table presents the final allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in millions):

Fair Value
Cash	$0.4
Accounts receivable	2.6
Inventories	3.4
Other current assets	0.1
Property, plant and equipment	9.5
Goodwill	1.1
Intangible assets	1.6
Current liabilities	(3.4)

Total net assets acquired	$15.3

  Niotan Incorporated

        On February 21, 2012, KEMET acquired all of the outstanding shares of Niotan Incorporated, whose name was subsequently changed to KEMET Blue Powder Corporation ("Blue Powder"), a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP. Blue

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Acquisitions (Continued)

Powder has its headquarters and principal operating location in Carson City, Nevada. KEMET paid an initial purchase price of $30.5 million (net of cash received) at the closing of the transaction. Additional deferred payments of $45 million are payable over a thirty-month period after the closing and a working capital adjustment of $0.4 million which was paid in April 2012. KEMET will also be required to make quarterly royalty payments for tantalum powder produced by Blue Powder, in an aggregate amount equal to $10 million by December 31, 2014. The Company determined that the royalty payments should be treated as part of the consideration for Blue Powder instead of a separate transaction as it is paid to the selling shareholder who is not continuing with Blue Powder, was based solely on the negotiation process and now KEMET owns the technology. The Company recorded goodwill of $35.6 million and amortizable intangibles of $22.4 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is not tax deductible) include: market recognition of world class quality of Niotan's tantalum powder, the Company's cost savings due to vertical integration and it provides a constant and reliable supply of tantalum powder. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. Blue Powder is included within Tantalum.

        The total discounted purchase price for Blue Powder was $82.0 million which includes (amounts in millions):

Cash at closing	$30.7
Deferred payments (discounted)	41.9
Royalty payments (discounted)	9.0
Working capital adjustment	0.4

$82.0

        The purchase price was determined through arms-length negotiations between representatives of the Company and Denham Capital Management LP.

        The following table presents the preliminary allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in millions):

Fair Value
Cash	$0.2
Accounts receivable	0.5
Prepaid expenses	0.2
Inventories	7.3
Property, plant and equipment	15.1
Goodwill	35.6
Intangible assets	22.4
Deferred income taxes	0.3
Other noncurrent assets	1.3
Current liabilities	(0.9)

Total net assets acquired	$82.0

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Acquisitions (Continued)

        The allocation of the purchase price is preliminary as the Company is still evaluating the inventory valuation and tax attributes of the transaction.

        The following table presents the amounts assigned to intangible assets (amounts in millions except useful life data):

	Fair Value	Useful Life (years)
Developed technology	$22.3	18
Software	0.1	4

	$22.4

        The useful life for developed technology is 18 years which is based on the history of the underlying chemical processes and an estimate of the future. The Company also considered that the technology was completed approximately 4 years ago and considered functional obsolescence. The useful life for software is based upon its completion in 2011 and taking into consideration functional obsolescence.

Note 6: Goodwill and Intangible Assets

        The following table highlights the Company's Goodwill and other intangible assets (amounts in thousands):

	March 31, 2012		March 31, 2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Goodwill	$36,676	$—	$—	$—
Trademarks	7,644	—	7,644	—

Unamortized intangible assets	44,320	—	7,644	—
Amortized Intangibles:
Customer relationships, patents and other (3 - 18 years)	43,813	9,930	20,910	8,462

	$88,133	$9,930	$28,554	$8,462

        For fiscal years ended March 31, 2012, 2011 and 2010 amortization related to intangibles was $2.0 million, $2.3 million and $2.6 million, respectively. The weighted average useful life of amortized intangibles was 16 years and 13 years in the fiscal years ended March 31, 2012 and 2011, respectively. Estimated amortization of intangible assets for the next five fiscal years and thereafter is $2.3 million, $2.2 million, $2.2 million, $2.2 million, $2.2 million and $22.8 million.

        In the first quarter of fiscal year 2012, the Company completed its impairment test on the intangible assets with indefinite useful life and concluded that no impairment existed.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the year ended March 31, 2012 are as follows (amounts in thousands):

Fiscal Year 2012
Balance at March 31, 2011	$—
Acquisitions	36,676

Balance at March 31, 2012	$36,676

Note 7: Asset Sales

        During the second quarter of fiscal year 2011, the Company sold a building and related equipment for net proceeds of $3.4 million resulting in a net gain of $1.6 million which is recognized as a component of the line item "Net (gain) loss on sales and disposals of assets" on the Consolidated Statements of Operations.

        In the ordinary course of business, the Company may incur losses due to the obsolescence and disposal of fixed assets. The net losses incurred in the ordinary course of business totaled $0.3 million, $0.3 million and $0.5 million in fiscal years 2012, 2011 and 2010, respectively and are included in the line item "Net (gain) loss on sales and disposals of assets" in the Consolidated Statements of Operations.

Note 8: Segment and Geographic Information

        The Company is organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic based primarily on products lines. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and the costs of which are allocated to the business groups based on the business groups' respective budgeted net sales. In addition, all corporate costs are allocated to the business groups based on their respective budgeted net sales.

Tantalum

        Tantalum operates in seven manufacturing sites in Portugal, Mexico, China and the United States and maintains a product innovation center in the United States. This business group produces tantalum and aluminum polymer capacitors and produces tantalum powder used in the production of tantalum capacitors. Tantalum products are sold in all regions of the world.

Ceramic

        Ceramic operates in two manufacturing locations in Mexico and a finishing plant in China and maintains a product innovation center in the United States. This business group produces ceramic capacitors. Ceramic products are sold in all regions of the world.

Film and Electrolytic

        Film and Electrolytic operates fourteen manufacturing sites throughout Europe, Asia, Mexico and the United States and maintains a product innovation center in Sweden. This business group produces film, paper, and electrolytic capacitors. Film and Electrolytic products are sold in all regions in the world.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Segment and Geographic Information (Continued)

        The following tables summarize information about each segment's net sales, operating income (loss), depreciation and amortization, capitalized expenditures and total assets (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Net sales:
Tantalum	$416,995	$486,595	$343,797
Ceramic	213,767	210,509	171,153
Film and Electrolytic	354,071	321,384	221,385

	$984,833	$1,018,488	$736,335

Operating income (loss)(1)(2)(3):
Tantalum	$8,408	$88,456	$28,424
Ceramic	38,342	38,791	24,374
Film and Electrolytic	(8,949)	2,014	(45,101)

	$37,801	$129,261	$7,697

Depreciation and amortization:
Tantalum	$23,423	$31,215	$29,938
Ceramic	7,243	8,627	9,012
Film and Electrolytic	13,458	13,090	13,694

	$44,124	$52,932	$52,644

Capital expenditures:
Tantalum	$10,722	$11,264	$6,572
Ceramic	14,124	5,760	2,603
Film and Electrolytic	24,468	17,965	3,746

	$49,314	$34,989	$12,921

(1)
Restructuring charges included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Total restructuring:
Tantalum	$950	$864	$1,941
Ceramic	211	444	543
Film and Electrolytic	13,093	5,863	6,714

	$14,254	$7,171	$9,198

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Segment and Geographic Information (Continued)

(2)
Impairment charges and write downs included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Write down of long-lived assets:
Tantalum	$15,786	$—	$656
(3)
(Gain) loss on sales and disposals of assets included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
(Gain) loss on sales and disposals of assets:
Tantalum	$269	$25	$(1,226)
Ceramic	69	(1,578)	183
Film and Electrolytic	(20)	292	40

	$318	$(1,261)	$(1,003)

	March 31,
	2012	2011
Total assets:
Tantalum	$511,193	$435,311
Ceramic	201,971	179,639
Film and Electrolytic	262,388	269,359

	$975,552	$884,309

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Segment and Geographic Information (Continued)

        The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2012	2011	2010
United States	$237,472	$240,775	$167,638
Hong Kong	147,054	171,129	128,292
Germany	143,119	131,107	106,807
Europe(2)(3)	119,552	136,552	89,737
China	104,524	114,879	71,963
United Kingdom	39,512	34,321	19,485
Singapore	33,633	37,118	29,045
Italy	32,512	39,525	25,155
Asia Pacific(2)(3)	31,061	37,443	41,551
Netherlands	19,455	20,426	12,902
Malaysia	18,345	21,138	14,194
Finland	18,010	20,796	17,084
Other countries(2)	40,584	13,279	12,482

	$984,833	$1,018,488	$736,335

(1)
Revenues are attributed to countries or regions based on the location of the customer. The Company sold $125.3 million, $133.3 million and $86.5 million in fiscal years 2012, 2011 and 2010, respectively, to one customer, TTI, Inc. Tantalum sales to TTI, Inc. were $68.0 million, $81.3 million and $46.7 million in fiscal years 2012, 2011 and 2010, respectively. Ceramic sales to TTI, Inc. were $44.3 million, $44.2 million and $36.5 million in fiscal years 2012, 2011 and 2010, respectively. Film and Electrolytic sales to TTI, Inc. were $13.0 million, $7.8 million and $3.3 million in fiscal years 2012, 2011 and 2010, respectively.

(2)
No country included in this caption exceeded 2% of consolidated net sales for fiscal years 2012, 2011 and 2010.

(3)
Excluding the specific countries listed in this table.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Segment and Geographic Information (Continued)

        The following geographic information includes Property, plant and equipment, Goodwill, Intangible assets, net, based on physical location (amounts in thousands):

	March 31,
	2012	2011
United States	$146,876	$57,625
Mexico	65,255	64,993
Italy	58,976	61,719
China	40,415	42,928
Portugal	35,971	60,459
Indonesia	7,979	7,974
Finland	7,904	8,860
Macedonia	7,757	—
United Kingdom	7,393	8,300
Other	15,525	17,646

	$394,051	$330,504

Note 9: Pension and Other Post-retirement Benefit Plans

        The Company sponsors defined benefit pension plans which include seven in Europe, one in Singapore and two in Mexico. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans.

        The Company has two post-retirement benefit plans: health care and life insurance benefits for certain retired United States employees who reached retirement age while working for the Company. The health care plan is contributory, with participants' contributions adjusted annually. The life

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

insurance plan is non-contributory. A summary of the changes in benefit obligations and plan assets is as follows (amounts in thousands):

	Pension		Other Benefits
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of the year	$44,402	$36,775	$1,339	$1,395
Service cost	1,310	1,060	—	—
Interest cost	2,111	1,836	44	62
Plan participants' contributions	84	66	517	557
Actuarial (gain) loss	2,852	3,550	(206)	(7)
Foreign currency exchange rate change	(1,352)	3,030	—	—
Gross benefits paid	(1,515)	(1,436)	(637)	(668)
Plan amendments and other	—	270	—	—
Curtailments and settlements	—	(749)	—	—

Benefit obligation at end of year	$47,892	$44,402	$1,057	$1,339

Change in Plan Assets
Fair value of plan assets at beginning of year	$15,919	$12,866	$—	$—
Actual return on plan assets	719	1,308	—	—
Foreign currency exchange rate changes	48	1,521	—	—
Employer contributions	1,901	1,841	120	111
Settlements	—	(247)	—	—
Plan participants' contributions	84	66	517	557
Gross benefits paid	(1,515)	(1,436)	(637)	(668)

Fair value of plan assets at end of year	$17,156	$15,919	$—	$—

Funded status at end of year
Fair value of plan assets	$17,156	$15,919	$—	$—
Benefit obligations	(47,892)	(44,402)	(1,057)	(1,339)

Amount recognized at end of year	$(30,736)	$(28,483)	$(1,057)	$(1,339)

        The Company expects to contribute $2.8 million to the pension plans in fiscal year 2013, which includes direct contributions to be made for funded plans and benefit payments to be made for unfunded plans.

        The Company does not prefund its post-retirement health care and life insurance benefit plans. As a result, the Company is annually responsible for the payment of benefits as incurred by the plans. The

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

Company anticipates making payments of $119 thousand during fiscal year 2013. Amounts recognized in the Consolidated Balance Sheets consist of the following (amounts in thousands):

	Pension		Other Benefits
	2012	2011	2012	2011
Current liability	$(1,183)	$(3,313)	$(117)	$(147)
Noncurrent liability	(29,553)	(25,170)	(940)	(1,192)

Amount recognized, end of year	$(30,736)	$(28,483)	$(1,057)	$(1,339)

        Amounts recognized in Accumulated other comprehensive income (loss) consist of the following (amounts in thousands):

	Pension		Other Benefits
	2012	2011	2012	2011
Net actuarial loss (gain)	$10,889	$8,655	$(1,993)	$(2,111)
Prior service cost	137	162	—	—

Accumulated other comprehensive income (loss)	$11,026	$8,817	$(1,993)	$(2,111)

        The tax effect on the above balances was $2.8 million and $1.5 million as of March 31, 2012 and 2011, respectively.

        Components of benefit costs (credit) consist of the following (amounts in thousands):

	Pension			Other Benefits
	2012	2011	2010	2012	2011	2010
Net service cost	$1,310	$1,060	$977	$—	$—	$—
Interest cost	2,111	1,836	1,725	44	62	77
Expected return on plan assets	(712)	(677)	(586)	—	—	—
Amortization:
Actuarial (gain) loss	392	126	(541)	(323)	(306)	(388)
Prior service cost	25	22	21	—	—	—

Recurring activity	3,126	2,367	1,596	(279)	(244)	(311)
One time curtailment expense	—	291	—	—	—	—

Net periodic benefit cost (credit)	$3,126	$2,658	$1,596	$(279)	$(244)	$(311)

        The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2013 are actuarial losses of $0.5 million, and prior service costs of $24 thousand.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

        The asset allocation for the Company's defined benefit pension plans at March 31, 2012 and the target allocation for 2012, by asset category, are as follows:

Asset Category	Target Allocation (%)	Plan Assets at March 31, 2012 (%)
Insurance(1)	60	56
International equities	15	15
International bonds	15	28
Other	10	1

	100	100

(1)
Primarily comprised of assets held by the defined benefit pension plan in Switzerland. These assets are fully insured and the insurance company guarantees that the defined benefit pension plan is fully funded. These assets are also guaranteed by the government in Switzerland.

        The Company's investment strategy for its defined benefit pension plans is to maximize long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges. The plans use a number of investment approaches including insurance products, equity and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. Certain plans invest solely in insurance products. The Company continuously monitors the performance of the overall pension asset portfolio, asset allocation policies, and the performance of individual pension asset managers and makes adjustments and changes, as required. The Company does not manage any assets internally, does not have any passive investments in index funds, and does not directly utilize futures, options, or other derivative instruments or hedging strategies with regard to the pension plans; however, the investment mandate of some pension asset managers allows the use of the foregoing as components of their portfolio management strategies.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

        Other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Pension			Other Benefits
	2012	2011	2010	2012	2011	2010
Current year actuarial (gain) loss	$2,845	$2,918	$2,556	$(206)	$(7)	$172
Foreign currency exchange rate changes	(218)	728	243	323	306	388
Amortization of actuarial gain (loss)	(392)	(649)	541	—	—	—
Current year prior service cost	—	270	—	—	—	—
Amortization of prior service cost	(25)	(292)	(21)	—	—	—

Total recognized in other comprehensive income	$2,210	$2,975	$3,319	$117	$299	$560

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$5,336	$5,633	$4,915	$(162)	$55	$249

        Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2013	2014	2015	2016	2017	2018 - 2022
Pension benefits	$2,365	$1,864	$1,969	$2,055	$2,386	$13,080
Other benefits	119	117	115	110	105	411

	$2,484	$1,981	$2,084	$2,165	$2,491	$13,491

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands except percentages):

	Pension		Other Benefits
	2012	2011	2012	2011
Projected benefit obligation:
Discount rate	4.2%	5.0%	3.5%	4.4%
Rate of compensation increase	2.9%	2.9%	—	—
Health care cost trend on covered charges	—	—	7.5%	8.0%
			decreasing to ultimate trend of 5% in 2017	decreasing to ultimate trend of 5% in 2016
Net periodic benefit cost:
Discount rate	5.0%	5.1%	4.4%	4.7%
Rate of compensation increase	2.9%	2.9%	—	—
Expected return on plan assets	4.4%	5.1%	—	—
Health care cost trend on covered charges	—	—	7.5%	7.5%
			decreasing to ultimate trend of 5% in 2016	decreasing to ultimate trend of 5% in 2016
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components			$1	$2
—On post-retirement benefits obligation			27	40
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components			(1)	(2)
—On post-retirement benefits obligation			(25)	(37)

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Pension and Other Post-retirement Benefit Plans (Continued)

        The following table sets forth by level, within the fair value hierarchy as described in Note 1, the pension plan's assets, required to be carried at fair value on a recurring basis as of March 31, 2012 and March 31, 2011 (amounts in thousands):

		Fair Value Measurement Using				Fair Value Measurement Using
	Fair Value March 31, 2012				Fair Value March 31, 2011
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—
Equity securities:
International equities	2,520	2,520	—	—	3,354	3,354	—	—
Fixed income securities:
International bonds	4,802	4,802	—	—	3,272	3,272	—	—
Insurance contracts	9,700	—	—	9,700	9,145	—	—	9,145
Other	134	134	—	—	148	148	—	—

	$17,156	$7,456	$—	$9,700	$15,919	$6,774	$—	$9,145

        The table below sets forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the fiscal year ended March 31, 2012 (amounts in thousands):

Fiscal Year 2012
Balance at March 31, 2011	$9,145
Actual return on plan assets	158
Employer contributions	812
Employee contributions	84
Benefits paid	(573)
Foreign currency exchange rate change	74

Balance at March 31, 2012	$9,700

        The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Gains net of the Company matches related to the deferred compensation plan were $26 thousand in fiscal year 2012, $6 thousand in fiscal year 2011, and $0.5 million in fiscal year 2010. Total benefits accrued under this plan were $2.3 million and $2.1 million at March 31, 2012 and March 31, 2011, respectively.

        In addition, the Company has a defined contribution retirement plan (the "Savings Plan") in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. Until January 1, 2009, the Company matched contributions to the Savings Plan up to 6% of the employee's salary. Effective January 1, 2009, the Company temporarily suspended its matching contributions, reducing contributions from 6% to 0%. Effective August 1, 2009, the Company reactivated its U.S. defined contribution retirement plan match. The Company made matching contributions of $2.2 million, $1.7 million and $1.0 million in fiscal years 2012, 2011, and 2010, respectively.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Stock-Based Compensation

        The Company's stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. The major components of stock-based compensation expense are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Employee stock options	$1,330	$566	$665
Restricted stock	769	329	39
Long-term incentive plan	976	888	1,161

	$3,075	$1,783	$1,865

        For fiscal years 2012, 2011 and 2010, compensation expense associated with all stock-based compensation plans of $2.3 million, $1.6 million and $1.4 million, respectively was recorded in the line item "Selling, general and administrative expense" on the Consolidated Statements of Operations. For fiscal years 2012, 2011 and 2010, compensation expense associated with all stock-based compensation plans of $0.8 million, $0.2 million and $0.5 million, respectively was recorded in the line item "Cost of sales" on the Consolidated Statements of Operations.

Employee Stock Options

        At March 31, 2012, the Company had three option plans with outstanding stock options: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Plan, and the 2004 Long-Term Equity Incentive Plan. In addition, the Company had one plan, the 2011 Omnibus Equity Incentive Plan (the "2011 Incentive Plan") that reserved shares of common stock for issuance to executives and key employees. The 2011 Incentive Plan has authorized the grant of up to 4.8 million shares of the Company's common stock, which is comprised of 4.0 million shares under the new plan and 0.8 million shares which remained under the Prior Plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to four years and expire ten years from the grant date. Stock options granted to the Company's Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015. Some grants vest on a pro rata basis over a period of 3-4 years, the Company has elected to account for these graded vesting grants on an accelerated basis. If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in the near future.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Stock-Based Compensation (Continued)

        Employee stock option activity for fiscal year 2012 is as follows (amounts in thousands, except exercise price, fair value and contractual life):

	Options	Weighted- Average Exercise Price
Outstanding at March 31, 2011	1,543	$14.54
Granted	416	9.68
Exercised	(133)	2.19
Forfeited	(8)	9.49
Expired	(49)	47.22

Outstanding at March 31, 2012	1,769	13.43

Exercisable at March 31, 2012	1,083	16.35
Remaining weighted average contractual life of options exercisable (years)		4.9

        The weighted average grant-date fair value during fiscal years 2012, 2011 and 2010 was $5.78, $5.55 and $1.47, respectively. The total estimated fair value of shares vested during fiscal years 2012, 2011 and 2010 was $0.6 million, $0.2 million and $1.3 million, respectively. The intrinsic value of stock options exercised in fiscal year 2012 was $1.0 million.

        The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company's stock options as of March 31, 2012 (amounts in thousands except exercise price and contractual life):

Options Outstanding				Options Exercisable
Range of Exercise Prices ($)	Number Outstanding at 3/31/12	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price ($)	Number Exercisable at 3/31/12	Weighted-Average Exercise Price ($)
0.87 to 1.92	225	7.1	1.76	225	1.76
1.93 to 7.50	278	7.5	4.34	195	4.32
7.51 to 12.12	599	9.1	9.01	35	8.49
12.13 to 21.75	212	4.5	19.91	173	21.00
21.76 to 23.16	191	5.2	22.70	191	22.70
23.17 to 34.11	149	2.1	25.33	149	25.33
34.12 to 59.40	115	1.6	38.52	115	38.52

	1,769	6.5	13.43	1,083	16.35

        As of March 31, 2012, the intrinsic value related to options outstanding was $3.3 million. Total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options was $3.5 million as of March 31, 2012. This cost is expected to be recognized over a weighted-average period of 1.4 years. At March 31, 2012 and 2011, respectively, the weighted average exercise price of stock options expected to vest was $9.07 and $4.62, respectively.

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

	Fiscal Years Ended March 31,
	2012	2011	2010
Assumptions:
Expected volatility	83.2%	85.9%	64.6%
Risk-free interest rate	0.7%	1.0%	3.2%
Expected option lives in years	4.1	4.1	3.2
Dividend yield	—	—	—

        The expected volatility is based on a historical volatility calculation of the Company's stock price. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term, which was between three years and four years for the fiscal years ended March 31, 2012, 2011 and 2010. The expected term is based on the Company's historical option term which considers the weighted-average vesting, contractual term and vesting schedule. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. The Company's estimate of expected forfeitures is based on the Company's actual historical annual forfeiture rate of 2.5%. The estimated forfeiture rate, which is evaluated each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances. The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Stock-Based Compensation (Continued)

        Restricted stock activity for fiscal year 2012 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2011	130	$6.34
Granted	380	9.11
Vested	(47)	9.96

Non-vested restricted stock at March 31, 2012	463	8.25

Restricted Stock

        The Company grants shares of restricted stock to members of the Board of Directors, the Chief Executive Officer and certain executives. In fiscal year 2012, restricted stock granted to the Board of Directors vests in nine months, restricted stock granted to the Chief Executive Officer vests on June 30, 2017 and restricted stock granted to certain executives vests 25% per year over four years. The contractual term on restricted stock is indefinite. As of March 31, 2012, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $3.2 million. The expense is being recognized over the respective vesting periods. As of March 31, 2011, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $0.5 million.

Restricted Stock and Long-Term Incentive Plans ("LTIP")

2010/2011 LTIP

        During fiscal year 2010, the Board of Directors approved a new long-term incentive plan ("2010/2011 LTIP") based upon the achievement of an Adjusted EBITDA target for the combined fiscal years 2010 and 2011. The 2010/2011 LTIP provides for an award which up to 15% can be paid out in restricted shares of the Company's common stock.

        The 2010/2011 LTIP entitled the participants to receive cash and at the time of the award and at the sole discretion of the compensation committee they may receive up to 15% of the award as shares of KEMET common stock. The Company assessed the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and has recorded an expense of $2.8 million in the fiscal year ended March 31, 2011, based on this assessment. As of March 31, 2011, the Company had accrued $4.5 million based upon this assessment and the related liability is reflected in the line item "Accrued expenses" on the Consolidated Balance Sheets and $0.5 million in the line item "Additional paid-in capital" on the Consolidated Balance Sheets. During the second quarter of fiscal year 2012, the Company paid the cash component of the award and issued 15% of the total award in restricted shares.

2011/2012 LTIP

        During the first quarter of fiscal year 2011, the Board of Directors of the Company approved a new long-term incentive plan ("2011/2012 LTIP") based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years 2011 and 2012. At the time of the award,

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Stock-Based Compensation (Continued)

participants will receive at 25% of the award, in restricted shares of the Company's common stock; and the remainder will be realized in cash. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and has recorded an expense of $1.1 million in fiscal year 2012, based on this assessment. As of March 31, 2012, the Company has accrued $4.7 million, which is reflected in the line item "Accrued expenses" on the Consolidated Balance Sheets and $1.4 million in the line item "Additional paid-in capital" on the Consolidated Balance Sheets.

2012/2013 LTIP

        During the first quarter of fiscal year 2012, the Board of Directors of the Company approved the 2012/2013 LTIP, a new long-term incentive plan based upon the achievement of an Adjusted EBITDA target for the two-year period comprised of fiscal years 2012 and 2013. At the time of the award, participants will receive restricted shares of the Company's common stock of up to 100% of the award earned. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric and concluded that the target would not be achieved. Accordingly, no compensation expense was recorded during fiscal year 2012. The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

        In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for fiscal years 2012, 2011 and 2010.

Note 11: Income Taxes

        The components of Income (loss) before income taxes consist of (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Domestic (U.S.)	$(6,568)	$27,473	$(72,265)
Foreign (Outside U.S.)	15,012	38,275	7,854

	$8,444	$65,748	$(64,411)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Income Taxes (Continued)

        The provision (benefit) for Income tax expense is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Current:
Federal	$(938)	$—	$—
State and local	49	58	627
Foreign	7,195	6,049	2,358

	6,306	6,107	2,985

Deferred:
Federal	11	21	—
State and local	(394)	99	358
Foreign	(4,171)	(3,523)	1,693

	(4,554)	(3,403)	2,051

Income tax expense	$1,752	$2,704	$5,036

        A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years Ended March 31,
	2012 (%)	2011 (%)	2010 (%)
Statutory U.S. federal income tax rate	35.0	35.0	35.0
Change in tax exposure reserves	14.9	(0.2)	(0.1)
Change in valuation allowance	13.2	(22.9)	31.5
Taxable foreign source income	4.6	6.8	(12.1)
State income taxes, net of federal taxes	4.5	0.2	(0.7)
Other non-deductible expenses	3.5	1.5	(0.9)
Effect of tax law changes	(4.7)	—	—
Income tax settlements	(14.1)	—	—
Effect of foreign operations	(36.2)	(16.3)	(2.0)
Platinum warrant	—	—	(49.1)
Tax credits	—	—	(9.4)

Effective income tax rate	20.7	4.1	(7.8)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$135,458	$127,626
Sales allowances and inventory reserves	12,937	10,182
Tax credits	11,763	11,690
Medical and employee benefits	8,960	7,576
Stock options	3,574	3,712
Other	8,259	6,411

Gross deferred tax assets	180,951	167,197
Less valuation allowance	(149,306)	(143,216)

Net deferred tax assets	31,645	23,981

Deferred tax liabilities:
Depreciation and differences in basis	(14,598)	(20,372)
Amortization of intangibles and debt discounts	(9,394)	(2,792)
Non-amortized intangibles	(2,591)	(2,595)
Other	(949)	(881)

Gross deferred tax liabilities	(27,532)	(26,640)

Net deferred tax asset (liability)	$4,113	$(2,659)

        The following table presents the annual activities included in the deferred tax valuation allowance:

Valuation Allowance for Deferred Tax Assets
Balance at March 31, 2009	$195,586
Charge (benefit) to costs and expenses	(28,679)
Deductions	4,690

Balance at March 31, 2010	162,217
Charge (benefit) to costs and expenses	(11,623)
Deductions	7,378

Balance at March 31, 2011	143,216
Charge (benefit) to costs and expenses	10,206
Deductions	4,116

Balance at March 31, 2012	$149,306

        In fiscal year 2012, the valuation allowance increased $6.1 million primarily as a result of the increase in federal net operating loss carryforwards offset by a decrease in net operating loss carryforwards in certain foreign jurisdictions. In fiscal year 2011, the valuation allowance decreased

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Income Taxes (Continued)

$19.0 million primarily as a result of the decrease in net operating loss carryforwards in the U.S. and in certain foreign jurisdictions. In fiscal year 2010, the valuation allowance decreased $33.4 million primarily as a result of the decrease in net operating loss carryforwards in the U.S. and in certain foreign jurisdictions and from a decrease in foreign tax credits claimed. Deductions in fiscal years 2012, 2011 and 2010 resulted from expiring net operating loss carryforwards and expiring tax credits in certain foreign jurisdictions.

        The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Fiscal Year 2012
Balance at March 31, 2011	$(2,659)
Deferred income taxes related to operations	4,554
Deferred income taxes related to purchased subsidiary	311
Deferred income taxes related to other comprehensive income	1,256
Foreign currency translation	651

Balance at March 31, 2012	$4,113

        As of March 31, 2012 and 2011, the Company's gross deferred tax assets are reduced by a valuation allowance of $149.3 million and $143.2 million, respectively. A full valuation allowance on U.S. deferred tax assets was determined to be necessary based on the existence of significant negative evidence such as a cumulative three-year loss of the U.S. consolidated group. The valuation allowance increased $6.1 million during fiscal year 2012. The valuation allowance increase resulted primarily from additional federal and state net operating loss carryforwards generated during fiscal year 2012 and from the acquired net operating loss carryforwards and other deferred tax assets of Blue Powder which was purchased in fiscal year 2012.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2012. However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        As of March 31, 2012, the Company had U.S. net operating loss carryforwards for federal and state income tax purposes of $275.3 million and $410.0 million, respectively. These U.S. net operating losses are available to offset future federal and state taxable income, if any, from 2024 through 2032. Foreign subsidiaries in Finland, Italy, Portugal and Sweden had net operating loss carryforwards totaling $87.8 million of which $16.5 million will expire in one year if unused. The net operating losses in Portugal and Finland are available to offset future taxable income through 2015 and 2019,

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Income Taxes (Continued)

respectively. The net operating losses in Italy and Sweden are available indefinitely to offset future taxable income. For the U.S. there is a greater likelihood of not realizing the future tax benefits of these deferred tax assets; and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. For the foreign jurisdictions with net operating loss carryforwards, a valuation allowance has been recorded where the Company does not expect to fully realize the deferred tax assets in the future.

        Utilization of the Company's net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code") and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. The issuance of the Platinum Warrant may have given rise to an "ownership change" for purposes of Section 382 of the Code. If such an ownership change were deemed to have occurred, the amount of our taxable income that could be offset by the Company's net operating loss carryovers in taxable years after the ownership change would be severely limited. While the Company believes that the issuance of the Platinum Warrant did not result in an ownership change for purposes of Section 382 of the Code, there is no assurance that the Company's view will be unchallenged. Moreover, a future exercise of part or all of the Platinum Warrant may give rise to an ownership change in the future. Blue Powder was acquired which has substantial federal net operating losses that will now be limited due to the ownership change which occurred.

        At March 31, 2012, the U.S. consolidated group of companies had the following tax credit carryforwards available (amounts in thousands):

	Tax Credits	Fiscal Year of Expiration
U.S. foreign tax credits	$8,012	2017
U.S. research credits	171	2018
Texas franchise tax credits	3,579	2026

        The Company conducts business in China through subsidiaries that qualify for a tax holiday. The tax holiday terminated on January 1, 2012 for one subsidiary, and will terminate on January 1, 2013 for two other subsidiaries. For calendar years 2011 and 2010 the statutory tax rate of 25% was reduced to 24% for the one subsidiary. For the other two subsidiaries, for calendar years 2012, 2011 and 2010, the statutory rate of 25% was reduced to 12.5%. For the fiscal year ended March 31, 2012, the Company realized an income tax benefit of $0.1 million from the tax holiday.

        At March 31, 2012, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. The Company has $61.3 million of unremitted foreign earnings. There are no current plans to repatriate foreign earnings and no deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Income Taxes (Continued)

        At March 31, 2012, the Company had $6.3 million of unrecognized tax benefits. A reconciliation of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Beginning of fiscal year	$5,156	$5,010	$5,010
Additions for tax positions of the current year	433	247	266
Additions for tax positions of prior years	820	29	56
Reductions for tax positions of prior years	(39)	—	—
Lapse in statute of limitations	—	(130)	—
Settlements	(49)	—	(322)

End of fiscal year	$6,321	$5,156	$5,010

        At March 31, 2012, $1.2 million of the $6.3 million of unrecognized income tax benefits would affect the Company's effective income tax rate, if recognized. It is reasonably possible that the total unrecognized tax benefit could decrease by $0.9 million in fiscal year 2013 related to uncertain tax positions in foreign jurisdictions which may settle or close.

        The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. The U.S. Internal Revenue Service concluded its examinations of the Company's U.S. federal tax returns for all tax years through 2003. Because of net operating losses, the Company's U.S. federal returns for 2003 and later years will remain subject to examination until the losses are utilized. For our more significant foreign locations, we are subject to income tax examinations for the years 2007 and forward in Mexico and Germany, 2008 and forward in Italy and Portugal, and 2009 and forward in China. The Company recognizes potential accrued interest and penalties related to unrecognized income tax benefits within its global operations in income tax expense. The Company had $0.4 million and $0.2 million of accrued interest and penalties respectively at March 31, 2012 and March 31, 2011, which is included as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Note 12: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands)

	March 31,
	2012	2011
Accounts receivable:
Trade	$122,413	$167,705
Allowance for doubtful accounts	(1,685)	(1,985)
Ship-from-stock and debit	(11,988)	(11,773)
Returns	(1,662)	(1,449)
Rebates	(1,113)	(787)
Price protection	(520)	(374)
Other	(495)	(967)

	$104,950	$150,370

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

        The Company has agreements with distributors and certain other customers that, under certain conditions, allow for returns of overstocked inventory, provide protection against price reductions initiated by the Company and grant other sales allowances. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable. The Company adjusts sales based on historical experience. The following table presents the annual activities included in the allowance for these commitments:

Accounts Receivable Reserves
Balance at March 31, 2009	$15,946
Costs charged to expense	56,394
Write-offs	(58,515)

Balance at March 31, 2010	13,825
Costs charged to expense	69,086
Write-offs	(65,576)

Balance at March 31, 2011	17,335
Costs charged to expense	71,462
Write-offs	(71,237)
Other	(98)

Balance at March 31, 2012	$17,462

	March 31,
	2012	2011
Inventories:
Raw materials and supplies	$86,845	$78,913
Work in process	72,411	78,681
Finished goods	70,122	64,310

	229,378	221,904
Inventory reserves	(17,144)	(15,464)

	$212,234	$206,440

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

        The following table presents the annual activities included in the inventory reserves:

Inventory Reserves
Balance at March 31, 2009	$15,395
Costs charged to expense	11,578
Write-offs	(7,207)
Other	152

Balance at March 31, 2010	19,918
Costs charged to expense	9,300
Write-offs	(14,452)
Other	698

Balance at March 31, 2011	15,464
Costs charged to expense	9,941
Write-offs	(8,253)
Other	(8)

Balance at March 31, 2012	$17,144

		March 31,
	Useful life (years)
		2012	2011
Property, plant and equipment:
Land and land improvements	20	$29,085	$27,562
Buildings	20 - 40	136,647	129,560
Machinery and equipment	10	813,407	806,899
Furniture and fixtures	4 - 10	59,645	56,741
Construction in progress		38,586	30,423

Total property and equipment		1,077,370	1,051,185
Accumulated depreciation		(761,522)	(740,773)

		$315,848	$310,412

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

Accrued expenses:
Salaries, wages, and related employee costs	$24,409	$37,084
Deferred acquisition payments	15,622	—
Vacation	14,393	13,602
Interest	14,843	10,535
Restructuring	3,907	1,827
Distribution	3,790	4,550
European social security accrual	1,453	5,343
Pension and post-retirement medical plans	1,300	3,460
Other	9,362	11,890

	$89,079	$88,291

	March 31,
	2012	2011
Other non-current obligations:
Deferred acquisition payments	$37,817	$—
Pension plans	29,553	25,170
Employee separation liability	17,877	20,989
European social security accrual	—	2,074
Incentive plan accrual	—	4,442
Restructuring	7,567	—
Other	8,415	7,052

	$101,229	$59,727

	Fiscal Years Ended March 31,
	2012	2011	2010
Other (income) expense, net:
Net foreign exchange (gains) losses	$919	$(2,888)	$4,105
Gain on licensing of patents	—	(2,000)	—
Other	46	196	16

	$965	$(4,692)	$4,121

Note 13: Income/Loss Per Share

        Basic earnings per share calculation is based on the weighted-average number of common shares outstanding. Diluted earnings per share calculation is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options and Platinum Warrant. The following table presents the basic and

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Income/Loss Per Share (Continued)

diluted weighted-average number of shares of common stock (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2012	2011	2010
Net income (loss)	$6,692	$63,044	$(69,447)
Weighted-average common shares outstanding:
Basic	43,285	29,847	26,971
Assumed conversion of employee stock options	281	312	—
Assumed conversion of Platinum Warrant	8,754	21,318	—

Weighted-average shares outstanding (diluted)	52,320	51,477	26,971

Basic income (loss) per share	$0.15	$2.11	$(2.57)
Diluted income (loss) per share	$0.13	$1.22	$(2.57)

        Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Assumed conversion of employee stock options	860	815	1,354
Assumed conversion of Platinum Warrant	—	—	16,504

Note 14: Common Stock and Stockholders' Equity

        The Board of Directors previously authorized a share buyback program to purchase up to 3.8 million shares of its common stock on the open market. On February 1, 2008, the Company announced that it was reactivating its share buyback program. Under the terms of the approval by its Board, the Company is authorized to repurchase up to 2.0 million shares of its common stock. Through March 31, 2008, the Company purchased 1.2 million shares for $18.2 million. In fiscal year 2009, the Company indefinitely suspended the share buyback program and since that time the Company has not repurchased any shares of the Company's common stock. At March 31, 2012 and 2011, the Company held 1.8 million shares and 2.4 million shares, respectively, of treasury stock at a cost of $42.5 million and $54.8 million, respectively.

        At the July 27, 2011 annual meeting of stockholders, an amendment to the Company's Restated Certificate of Incorporation to reduce the number of authorized shares of common stock from 300,000,000 to 175,000,000 was approved. The amendment became effective August 1, 2011 pursuant to a Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Delaware Secretary of State.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Commitments and Contingencies

Equity Investment

        On March 12, 2012, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to acquire 51% of the common stock (which will represent a 34% economic interest) of NT , a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the "Initial Purchase") from NEC Corporation ("NEC") of Japan. Revenue of NT for the fiscal year ended March 31, 2011 was JPY64,770 million or approximately $755 million. The transaction is subject to customary closing conditions, including required regulatory filings. The transaction is expected to close in the second quarter of fiscal year 2013, at which time the Company will pay a purchase price of $50.0 million for new shares of common stock of NT (the "Initial Closing"). Upon the Initial Closing, the Company will account for the pending equity investment using the equity method in a non-consolidated variable interest entity since the Company will not have the power to direct significant activities of NT.

        In connection with the Company's entry into the Stock Purchase Agreement, KEMET entered into a Stockholders'Agreement (the "Stockholders' Agreement") with NT and NEC, which provides for restrictions on transfers of NT's capital stock, certain tag-along and first refusal rights on transfer, restrictions on NEC's ability to convert the preferred stock of NT held by it, certain management services to be provided to NT by KEMET Electronics Corporation (or an affiliate of KEMET Electronics Corporation) and certain board representation rights. At the Initial Closing, KEMET will hold four of seven NT director positions. However, NEC will have significant board rights. The Stockholders' Agreement also contemplates a loan from NEC to NT in connection with NT's rebuilding of its operations in Thailand as a result of flooding that occurred in 2011.

        Concurrently with entry into the Stock Purchase Agreement and the Stockholders' Agreement, KEMET entered into an Option Agreement (the "Option Agreement") with NEC whereby KEMET may purchase additional shares of NT common stock from NT for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NT's common stock (the "First Call Option") by providing notice of the First Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, KEMET may also exercise an option to purchase all outstanding capital stock of NT from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NT's debt obligation to NEC (the "Second Call Option") by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC may require us to purchase all outstanding capital stock of NT from its stockholders, primarily NEC. However, NEC may only exercise this right (the "Put Option") from August 1, 2014 through April 1, 2016 if NT achieves certain financial performance. The purchase price for the Put Option will be based on the greater six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NT's debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NT's debt obligation to NEC which KEMET will assume. The determination of the purchase price will be modified in the event there is an unresolved agreement between NEC and us under the Stockholders' Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NT to NEC.

        The Company's leases are primarily for distribution facilities or sales offices that expire principally between 2013 and 2023. A number of leases require the Company to pay certain executory costs (taxes,

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Commitments and Contingencies (Continued)

insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were $9.8 million, $10.0 million and $7.3 million in fiscal years 2012, 2011, and 2010, respectively.

        Future minimum lease payments over the next five fiscal years and thereafter under non-cancelable operating leases at March 31, 2012, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Minimum lease payments	$10,192	$7,476	$4,389	$2,414	$1,364	$1,487	$27,322
Sublease rental income	(251)	(252)	(252)	(21)	—	—	(776)

Net minimum lease payments	$9,941	$7,224	$4,137	$2,393	$1,364	$1,487	$26,546

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

Note 16: Quarterly Results of Operations (Unaudited)

        The following table sets forth certain quarterly information for fiscal years 2012 and 2011. This information, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein (amounts in thousands except per share data):

	Fiscal Year 2012 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$289,856	$265,514	$218,795	$210,668
Operating income (loss)(1)	40,842	24,913	(17,962)	(9,992)
Net income (loss)	31,849	14,318	(27,771)	(11,704)
Net income (loss) per share (basic)	$0.81	$0.32	$(0.62)	$(0.26)
Net income (loss) per share (diluted)	$0.61	$0.27	$(0.62)	$(0.26)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Quarterly Results of Operations (Unaudited) (Continued)

	Fiscal Year 2011 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$243,794	$248,588	$264,654	$261,452
Operating income(1)	28,535	37,962	36,991	25,773
Net income (loss)	(20,099)	34,911	27,167	21,065
Net income (loss) per share (basic)	$(0.74)	$1.29	$0.96	$0.57
Net income (loss) per share (diluted)	$(0.74)	$0.68	$0.52	$0.40

(1)
Operating income (loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, restructuring charges, product mix, the timing and expense of moving product lines to lower-cost locations, the write-down of long lived assets, the net gain/loss on sales and disposals of assets and the relative mix of sales among distributors, original equipment manufacturers, and electronic manufacturing service providers.

Note 17: Condensed Consolidating Financial Statements

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Condensed Consolidating Financial Statements (Continued)

        Condensed consolidating financial statements for the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Consolidating Balance Sheet
March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,933	$178,205	$24,383	$—	$210,521
Accounts receivable, net	—	42,706	62,244	—	104,950
Intercompany receivable	251,970	28,002	171,921	(451,893)	—
Inventories, net	—	121,611	90,623	—	212,234
Prepaid expenses and other	306	13,537	18,416	—	32,259
Deferred income taxes	—	192	6,178	—	6,370

Total current assets	260,209	384,253	373,765	(451,893)	566,334
Property and equipment, net	20	114,615	201,213	—	315,848
Investments in subsidiaries	454,517	435,970	(4,622)	(885,865)	—
Goodwill	—	36,676	—	—	36,676
Intangible assets, net	—	31,630	9,897	—	41,527
Other assets	7,796	6,160	1,211	—	15,167
Long-term intercompany receivable	79,185	62,235	1,065	(142,485)	—

Total assets	$801,727	$1,071,539	$582,529	$(1,480,243)	$975,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$25	$1,926	$—	$1,951
Accounts payable, trade	460	35,206	39,490	(752)	74,404
Intercompany payable	34,830	315,906	122,799	(473,535)	—
Accrued expenses	30,747	23,007	35,325	—	89,079
Income taxes payable	(2,778)	3,031	2,003	—	2,256

Total current liabilities	63,259	377,175	201,543	(474,287)	167,690
Long-term debt, less current portion	343,539	—	1,841	—	345,380
Other non-current obligations	35,933	5,400	59,896	—	101,229
Deferred income taxes	—	272	1,985	—	2,257
Long-term intercompany payable	—	79,185	63,300	(142,485)	—
Stockholders' equity	358,996	609,507	253,964	(863,471)	358,996

Total liabilities and stockholders' equity	$801,727	$1,071,539	$582,529	$(1,480,243)	$975,552

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Condensed Consolidating Financial Statements (Continued)

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Condensed Consolidating Financial Statements (Continued)

Consolidating Statements of Operations
Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$938,525	$944,166	$(897,858)	$984,833
Operating costs and expenses:
Cost of sales	799	799,659	848,822	(873,610)	775,670
Selling, general and administrative expenses	32,846	58,767	44,813	(24,862)	111,564
Research and development	—	21,283	8,157	—	29,440
Restructuring charges	—	2,255	11,999	—	14,254
Net (gain) loss on sales and disposals of assets	—	384	(66)	—	318
Write down of long-lived assets	—	—	15,786	—	15,786

Total operating costs and expenses	33,645	882,348	929,511	(898,472)	947,032

Operating income (loss)	(33,645)	56,177	14,655	614	37,801
Interest income	(12)	(58)	(105)	—	(175)
Interest expense	27,375	459	733	—	28,567
Other (income) expense, net	(59,913)	62,093	(986)	(229)	965
Equity in earnings of subsidiaries	(6,595)	—	—	6,595	—

Income (loss) before income taxes	5,500	(6,317)	15,013	(5,752)	8,444
Income tax expense (benefit)	(1,192)	(80)	3,024	—	1,752

Net income (loss)	$6,692	$(6,237)	$11,989	$(5,752)	$6,692

Consolidating Statements of Comprehensive Loss
Fiscal Year Ended March 31, 2012

Comprehensive loss	$(5,046)	$(983)	$(4,506)	$—	$(10,535)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Condensed Consolidating Financial Statements (Continued)

Consolidating Statements of Operations
Fiscal Year Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$948,292	$983,594	$(913,398)	$1,018,488
Operating costs and expenses:
Cost of sales	—	738,855	889,886	(875,895)	752,846
Selling, general and administrative expenses	36,607	64,521	38,978	(35,499)	104,607
Research and development	—	19,148	6,961	(245)	25,864
Restructuring charges	—	4,378	2,793	—	7,171
Net (gain) loss on sales and disposals of assets	—	(1,705)	444	—	(1,261)

Total operating costs and expenses	36,607	825,197	939,062	(911,639)	889,227

Operating income (loss)	(36,607)	123,095	44,532	(1,759)	129,261
Interest income	(20)	(110)	(88)	—	(218)
Interest expense	28,399	260	1,516	—	30,175
Loss on early extinguishment of debt	38,248	—	—	—	38,248
Other (income) expense, net	(30,751)	25,631	331	97	(4,692)
Equity in earnings of subsidiaries	(135,521)	—	—	135,521	—

Income before income taxes	63,038	97,314	42,773	(137,377)	65,748
Income tax expense (benefit)	(6)	9	2,701	—	2,704

Net income	$63,044	$97,305	$40,072	$(137,377)	$63,044

Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2011

Comprehensive income (loss)	$11,265	$(5,245)	$4,545	$—	$10,565

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Condensed Consolidating Financial Statements (Continued)

Consolidating Statements of Operations
Fiscal Year Ended March 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$706,700	$757,587	$(727,952)	$736,335
Operating costs and expenses:
Cost of sales	—	606,361	698,823	(693,546)	611,638
Selling, general and administrative expenses	32,339	50,047	38,368	(34,669)	86,085
Research and development	—	16,820	5,244	—	22,064
Restructuring charges	—	1,486	7,712	—	9,198
Net (gain) loss on sales and disposals of assets	—	2,717	(3,720)	—	(1,003)
Write down of long-lived assets	—	—	656	—	656

Total operating costs and expenses	32,339	677,431	747,083	(728,215)	728,638

Operating income (loss)	(32,339)	29,269	10,504	263	7,697
Interest income	—	(119)	(69)	—	(188)
Interest expense	24,849	238	921	—	26,008
Gain on early extinguishment of debt	(38,921)	—	—	—	(38,921)
Increase in value of warrant	81,088	—	—	—	81,088
Other (income) expense, net	(32,196)	35,893	424	—	4,121
Equity in earnings of subsidiaries	1,789	—	—	(1,789)	—

Income (loss) before income taxes	(68,948)	(6,743)	9,228	2,052	(64,411)
Income tax expense	499	485	4,052	—	5,036

Net income (loss)	$(69,447)	$(7,228)	$5,176	$2,052	$(69,447)

Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2010

Comprehensive income (loss)	$—	$157	$(830)	$—	$(673)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Condensed Consolidating Financial Statements (Continued)

Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(71,930)	$124,591	$28,069	$—	$80,730

Investing activities:
Capital expenditures	—	(23,099)	(26,215)	—	(49,314)
Acquisitions net of cash received	—	(42,613)	—	—	(42,613)
Proceeds from sale of assets	—	—	74	—	74

Net cash used in investing activities	—	(65,712)	(26,141)	—	(91,853)

Financing activities:
Proceeds from issuance of debt	116,050	—	—	—	116,050
Payment of long-term debt	(40,581)	—	—	—	(40,581)
Net (payments) borrowings under other credit facilities	—	—	(3,154)	—	(3,154)
Debt issuance costs	(2,313)	—	—	—	(2,313)
Proceeds from exercise of stock options	290	—	—	—	290

Net cash provided by (used in) financing activities	73,446	—	(3,154)	—	70,292

Net increase (decrease) in cash and cash equivalents	1,516	58,879	(1,226)	—	59,169
Effect of foreign currency fluctuations on cash	—	—	(699)	—	(699)
Cash and cash equivalents at beginning of fiscal year	6,417	119,326	26,308	—	152,051

Cash and cash equivalents at end of fiscal year	$7,933	$178,205	$24,383	$—	$210,521

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Condensed Consolidating Financial Statements (Continued)

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

Note 17: Condensed Consolidating Financial Statements (Continued)

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

Note 18: Subsequent Events

        On April 3, 2012, the Company completed the sale of $15.0 million in aggregate principal amount of 10.5% Senior Notes due 2018 at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)
Date: May 18, 2012	/s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2012	/s/ PER-OLOF LOOF Per-Olof Loof Chief Executive Officer and Director (Principal Executive Officer)
Date: May 18, 2012	/s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: May 18, 2012	/s/ FRANK G. BRANDENBERG Frank G. Brandenberg Chairman and Director
Date: May 18, 2012	/s/ DR. WILFRIED BACKES Dr. Wilfried Backes Director
Date:	Gurminder S. Bedi Director
Date: May 18, 2012	/s/ JOSEPH V. BORRUSO Joseph V. Borruso Director

Date:	J. Jacob Kozubei Director
Date: May 18, 2012	/s/ E. ERWIN MADDREY, II E. Erwin Maddrey, II Director
Date: May 18, 2012	/s/ ROBERT G. PAUL Robert G. Paul Director
Date: May 18, 2012	/s/ JOSEPH D. SWANN Joseph D. Swann Director