Form 10-Q
period 2012-06-30
KEMET CORP
filed 2012-08-03
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2012 was 44,907,420.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,846	$210,521
Accounts receivable, net	106,168	104,950
Inventories, net	216,303	212,234
Prepaid expenses and other	34,460	32,259
Deferred income taxes	6,958	6,370
Total current assets	551,735	566,334
Property and equipment, net of accumulated depreciation of $765,629 and $761,522 as of June 30, 2012 and March 31, 2012, respectively	310,586	315,848
Goodwill	36,676	36,676
Intangible assets, net	40,402	41,527
Other assets	17,371	15,167
Total assets	$956,770	$975,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,535	$1,951
Accounts payable	86,556	74,404
Accrued expenses	69,834	89,079
Income taxes payable	2,186	2,256
Total current liabilities	160,111	167,690
Long-term debt, less current portion	359,751	345,380
Other non-current obligations	96,890	101,229
Deferred income taxes	5,448	2,257

Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at June 30, 2012 and March 31, 2012	465	465
Additional paid-in capital	465,685	470,059
Retained deficit	(98,806)	(81,053)
Accumulated other comprehensive income	4,227	12,020
Treasury stock, at cost (1,601 and 1,839 shares at June 30, 2012 and March 31, 2012, respectively)	(37,001)	(42,495)
Total stockholders’ equity	334,570	358,996

Total liabilities and stockholders’ equity	$956,770	$975,552

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,
	2012	2011
Net sales	$223,632	$289,856

Operating costs and expenses:
Cost of sales	191,321	210,504
Selling, general and administrative expenses	27,255	30,276
Research and development	7,733	7,086
Restructuring charges	1,264	1,025
Net loss on sales and disposals of assets	104	123
Total operating costs and expenses	227,677	249,014

Operating income (loss)	(4,045)	40,842

Other (income) expense:
Interest income	(31)	(43)
Interest expense	10,457	7,400
Other (income) expense, net	1,511	(95)

Income (loss) before income taxes	(15,982)	33,580

Income tax expense	1,771	1,731

Net income (loss)	$(17,753)	$31,849

Net income (loss) per share:
Basic	$(0.40)	$0.81
Diluted	$(0.40)	$0.61

Weighted-average shares outstanding:
Basic	44,808	39,452
Diluted	44,808	52,338

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Quarters Ended June 30,
	2012	2011
Net income (loss)	$(17,753)	$31,849

Other compreshensive income (loss):
Foreign currency translation gains (losses)	(7,966)	3,105
Defined benefit pension plans, net of tax impact	102	115
Defined benefit post-retirement plan adjustments	71	(71)
Other comprehensive income (loss)	(7,793)	3,149

Total comprehensive income (loss)	$(25,546)	$34,998

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Quarters Ended
	June 30, 2012	June 30, 2011
Net income (loss)	$(17,753)	$31,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,656	11,159
Amortization of debt discount and debt issuance costs	971	1,044
Net loss on sales and disposals of assets	104	123
Stock-based compensation expense	1,264	1,191
Change in deferred income taxes	122	270
Change in operating assets	(12,029)	(21,298)
Change in operating liabilities	(5,490)	(19,193)
Other	(52)	183
Net cash provided by (used in) operating activities	(21,207)	5,328

Investing activities:
Capital expenditures	(13,101)	(5,738)
Acquisition, net of cash received	(1,439)	(11,584)
Net cash used in investing activities	(14,540)	(17,322)

Financing activities:
Proceeds from issuance of debt	15,825	—
Payments of long-term debt	(1,576)	(3,015)
Net borrowings (payments) under other credit facilities	—	(3,081)
Proceeds from exercise of stock options	41	16
Debt issuance costs	(275)	(29)
Net cash provided by (used in) financing activities	14,015	(6,109)
Net decrease in cash and cash equivalents	(21,732)	(18,103)
Effect of foreign currency fluctuations on cash	(943)	50
Cash and cash equivalents at beginning of fiscal period	210,521	152,051
Cash and cash equivalents at end of fiscal period	$187,846	$133,998

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2012 (the “Company’s 2012 Annual Report”).

Net sales and operating results for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented in the Company’s 2012 Annual Report.

Recently Issued Accounting Pronouncements

New accounting standards adopted

In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 was effective for the Company on April 1, 2012 and did not have a material effect on the Company’s financial position.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income.  ASU 2011-12 defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of AOCI in both OCI and net income on the face of the financial statements.  ASU 2011-12 requires companies to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclosed in the notes to the financial statements.  ASU 2011-12 also defers the requirement to report reclassification adjustments in interim periods and requires companies to present only total comprehensive income in either a single continuous statement or two consecutive statements in interim periods.  ASU 2011-05 and ASU 2011-12 was effective for the Company on April 1, 2012 and did not have a material effect on the Company’s financial position.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and March 31, 2012 are as follows (amounts in thousands):

	Carrying Value June	Fair Value June 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	30, 2012	2012	Level 1	Level 2 (2)	Level 3	2012	2012	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$26,227	$26,227	$26,227	$—	$—	$26,215	$26,215	$26,215	$—	$—
Long-term debt	361,286	369,349	367,425	1,924	—	347,331	362,086	358,700	3,386	—

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for the quarters ended June 30, 2012 and 2011. The Company recognizes warranty costs when they are both probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2012	March 31, 2012
Raw materials and supplies	$86,673	$86,845
Work in process	82,513	72,411
Finished goods	64,343	70,122
	233,529	229,378
Inventory reserves	(17,226)	(17,144)
	$216,303	$212,234

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	June 30, 2012	March 31, 2012
10.5% Senior Notes, net of premium of $4,210 and $3,539 as of June 30, 2012 and March 31, 2012, respectively	$359,210	$343,539
Other	2,076	3,792
Total debt	361,286	347,331
Current maturities	(1,535)	(1,951)
Total long-term debt	$359,751	$345,380

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2012 and 2011, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2012	2011
Contractual interest expense	$9,486	$6,356
Amortization of debt issuance costs	426	276
Amortization of debt (premium) discount	(153)	656
Imputed interest on acquisition related obligations	698	112
	$10,457	$7,400

10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  On March 27, 2012 and April 3, 2012, the Company completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due 2018, respectively,  at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $7.7 million as of June 30, 2012; these costs are being amortized over the term of the 10.5% Senior Notes.  Debt premium related to the 10.5% Senior Notes as of June 30, 2012 were $4.2 million which will be amortized over the term of the 10.5% Senior Notes.

The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $6.2 million and $14.7 million at June 30, 2012 and March 31, 2012, respectively.

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

Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $0.9 million as of June 30, 2012 and March 31, 2012.  These costs are being amortized over the term of the Loan and Security Agreement.  There were no borrowings against the Loan and Security Agreement as of June 30, 2012 and March 31, 2012.

Note 3. Restructuring Charges

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended June 30, 2012 and 2011, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2012	2011
Cost of relocating manufacturing equipment	$146	$747
Personnel reduction costs	1,118	278
	$1,264	$1,025

Quarter Ended June 30, 2012

In fiscal year 2010, the Company initiated the first phase of a plan to restructure the Film and Electrolytic Business Group (“Film and Electrolytic”) and to reduce overhead within the Company as a whole.  The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.  Restructuring charges in the quarter ended June 30, 2012 relate to this plan and are primarily comprised of termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center.  The total termination benefits expected for this conversion are $2.6 million and are expected to be completed in the third quarter of fiscal year 2014. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $0.2 million for relocation of equipment to China and Macedonia.

Quarter Ended June 30, 2011

Restructuring charges in the quarter ended June 30, 2011 were primarily comprised of manufacturing relocation costs of $0.7 million for relocation of equipment from Italy to Mexico and China. In addition, the Company incurred $0.3 million in personnel reduction costs due primarily to headcount reductions related to the Company’s initiative to reduce overhead within the Company as a whole.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$11,474	$—	$1,827	$—
Costs charged to expense	1,118	146	278	747
Costs paid or settled	(803)	(146)	(377)	(747)
Change in foreign exchange	(605)	—	23	—
End of period	$11,184	$—	$1,751	$—

Note 4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the quarters ended June 30, 2012 and 2011 includes the following components (amounts in thousands):

	Quarter Ended June 30,
	2012	2011
Net income (loss)	$(17,753)	$31,849

Currency translation gain (loss)(1)	(7,966)	3,105
Amortization of defined benefit pension plans	102	115
Amortization of postretirement benefit plan	71	(71)
	$(25,546)	$34,998

(1) Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there was no significant deferred tax effect associated with the cumulative currency translation gains and losses during the quarters ended June 30, 2012 and 2011.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	June 30, 2012	March 31, 2012
Foreign currency translation gain	$10,141	$18,107
Defined benefit postretirement plan adjustments	2,066	1,995
Defined benefit pension plans	(7,980)	(8,082)
	$4,227	$12,020

Note 5. Acquisitions

Cornell Dubilier Foil, LLC

On June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC (“KEMET Foil”)), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of aluminum electrolytic capacitors. The purchase price was $15 million plus a $0.5 million working capital adjustment, of which $11.6 million (net of cash received) was paid at closing and $1.0 million was paid on the first anniversary of the closing date and $1.0 million is to be paid on each of the next two anniversaries of the closing date. The Company recorded goodwill of $1.1 million and amortizable intangibles of $1.6 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) include the trained workforce. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. KEMET Foil is included within Film and Electrolytic.

The total discounted purchase price for KEMET Foil was $15.3 million and is comprised of (amounts in thousands):

Cash at closing	$12,000
Deferred payments (discounted)	2,815
Working capital adjustment	526
$15,341

The purchase price was determined through arms-length negotiations between representatives of the Company and Cornell Dubilier Marketing, Inc.

The following table presents the final allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in thousands):

Fair Value
Cash	$416
Accounts receivable	2,577
Inventories	3,382
Other current assets	84
Property, plant and equipment	9,534
Goodwill	1,092
Intangible assets	1,660
Current liabilities	(3,404)
Total net assets acquired	$15,341

Niotan Incorporated

On February 21, 2012, KEMET acquired all of the outstanding shares of Niotan Incorporated, whose name was subsequently changed to KEMET Blue Powder Corporation (“Blue Powder”), a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP. Blue Powder has its headquarters and principal operating location in Carson City, Nevada. KEMET paid an initial purchase price of $30.5 million (net of cash received) at the closing of the transaction. Additional deferred payments of $45 million are payable over a thirty-month period after the closing and a working capital adjustment of $0.4 million which was paid in April 2012. KEMET will also be required to make quarterly royalty payments for tantalum powder produced by Blue Powder, in an aggregate amount equal to $10 million by December 31, 2014. The Company determined that the royalty payments should be treated as part of the consideration for Blue Powder instead of a separate transaction as it is paid to the selling shareholder who is not continuing with Blue Powder, was based solely on the negotiation process and now KEMET owns the technology. The Company recorded goodwill of $35.6 million and amortizable intangibles of $22.4 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is not tax deductible) include: market recognition of the world class quality of Niotan’s tantalum powder, the Company’s cost savings due to vertical integration and it provides a constant and reliable supply of tantalum powder. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. Blue Powder is included within the Tantalum Business Group (“Tantalum”).

The total discounted purchase price for Blue Powder was $82.0 million which includes (amounts in thousands):

Cash at closing	$30,656
Deferred payments (discounted)	41,938
Royalty payments (discounted)	8,975
Working capital adjustment	421
$81,990

The purchase price was determined through arms-length negotiations between representatives of the Company and Denham Capital Management LP.

The following table presents the preliminary allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in thousands):

Fair Value
Cash	$153
Accounts receivable	479
Prepaid expenses	186
Inventories	7,305
Property, plant and equipment	15,122
Goodwill	35,584
Intangible assets	22,420
Deferred income taxes	311
Other noncurrent assets	1,303
Current liabilities	(873)
Total net assets acquired	$81,990

The allocation of the purchase price is preliminary as the Company is still evaluating the inventory valuation and tax attributes of the transaction.

The following table presents the amounts assigned to intangible assets (amounts in thousands except useful life data):

	Fair	Useful
	Value	Life (years)
Developed technology	$22,300	18
Software	120	4
	$22,420

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

Note 6. Goodwill and Intangible Assets

The following table highlights the Company’s goodwill and intangible assets (amounts in thousands):

	June 30, 2012		March 31, 2012
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite Lived Intangible Assets:
Goodwill	$36,676	$—	$36,676	$—
Trademarks	7,644	—	7,644	—
Unamortized intangible assets	44,320	—	44,320	—

Amortized Intangibles:
Customer relationships, patents and other (3-18 years)	42,702	9,944	43,813	9,930
	$87,022	$9,944	$88,133	$9,930

The Company has initiated its annual impairment test on indefinite lived intangible assets.  The annual testing date is May 31st and the Company expects to complete the testing during the second quarter of fiscal year 2013.  The Company does not anticipate that the testing will result in any impairment charges.

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

Tantalum

Tantalum operates in seven manufacturing sites in the United States, Mexico, China and Portugal. This business group produces tantalum and aluminum polymer capacitors and produces tantalum powder used in the production of tantalum capacitors. Tantalum shares with Ceramic the Company’s product innovation center in the United States.  Tantalum products are sold in all regions of the world.

Ceramic

Ceramic operates in two manufacturing sites in Mexico and a manufacturing site in China. This business group produces ceramic capacitors. The business group shares with Tantalum the Company’s product innovation center in the United States. In addition, Ceramic maintains a design and manufacturing plant for electrical transformers, inductors, chokes, coils and filters in the United States. Ceramic products are sold in all regions of the world.

Film and Electrolytic

Film and Electrolytic operates in fourteen manufacturing sites in Europe, Asia and North America. This business group produces film, paper, and electrolytic capacitors. Film and Electrolytic also operates a machinery division located in Sasso Marconi, Italy that provides automation solutions for the manufacture, processing and assembly of metalized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices. In addition, the business group has a product innovation center in Sweden. Film and Electrolytic products are sold in all regions of the world.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters ended June 30, 2012 and 2011 (amounts in thousands):

	Quarters Ended June 30,
	2012	2011
Net sales:
Tantalum	$109,199	$122,443
Ceramic	51,545	59,378
Film and Electrolytic	62,888	108,035
	$223,632	$289,856

Operating income (loss) (1):
Tantalum	$2,483	$17,414
Ceramic	6,597	10,860
Film and Electrolytic	(13,125)	12,568
	$(4,045)	$40,842

Depreciation and amortization expenses:
Tantalum	$5,812	$6,208
Ceramic	2,065	1,803
Film and Electrolytic	3,779	3,148
	$11,656	$11,159

Sales by region:
North and South America (“Americas”)	$60,485	$72,759
Europe, Middle East, Africa (“EMEA”)	79,385	102,712
Asia and Pacific Rim (“APAC”)	83,762	114,385
	$223,632	$289,856

(1)   Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended June 30,
	2012	2011
Total restructuring:
Tantalum	$44	$35
Ceramic	98	38
Film and Electrolytic	1,122	952
	$1,264	$1,025

The following table reflects each business group’s total assets as of June 30, 2012 and March 31, 2012 (amounts in thousands):

	June 30, 2012	March 31, 2012
Total assets:
Tantalum	$535,099	$511,193
Ceramic	191,742	201,971
Film and Electrolytic	229,929	262,388
	$956,770	$975,552

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

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2012 and 2011 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Quarters Ended June 30,		Quarters Ended June 30,
	2012	2011	2012	2011
Net service cost	$414	$331	$—	$—
Interest cost	494	533	9	14
Expected return on net assets	(172)	(175)	—	—
Amortization:
Actuarial (gain) loss	130	96	(72)	(71)
Prior service cost	6	6	—	—

Total net periodic benefit (income) costs	$872	$791	$(63)	$(57)

In fiscal year 2013, the Company expects to contribute up to $2.4 million to the pension plans of which the Company has contributed $0.5 million as of June 30, 2012.  The Company’s policy is to pay benefits as costs are incurred for the postretirement benefit plans.

Note 9. Stock-based Compensation

Stock Options

At June 30, 2012, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”). All of these plans were approved by the Company’s stockholders. The 2011 Incentive Plan has authorized the grant of up to 4.8 million shares of the Company’s common stock, which is comprised of 4.0 million shares under the new plan and 0.8 million shares which remained under the Prior Plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards.  Options issued under these plans vest within one to three years and expire ten years from the grant date.  Stock options granted to the Company’s Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015.  If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units.

Restricted Stock

The Company grants shares of its common stock as restricted stock to members of the Board of Directors, the Chief Executive Officer and a group of 15 executives. Restricted stock and restricted stock units granted to the Board of Directors vest within one year. Restricted stock granted to the Chief Executive Officer on January 27, 2010 vests 50% on June 30, 2014 and 50% on June 30, 2015 while restricted stock granted on March 28, 2012 vests on June 30, 2017.  Once vested, restricted shares cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors resigns from his or her position.  Restricted stock granted to the group of 15 executives vests 25% per year over four years. In the third quarter of fiscal year 2012, 50 thousand shares of restricted stock units were granted to the non-management members of the Board of Directors.  As of June 30, 2012, there was $2.7 million in unrecognized compensation costs related to the unvested restricted stock based compensation arrangements granted.

Long Term Incentive Plans

The Company has various long term incentive plans (“LTIP”), the 2013/2014 Plan is 60% based upon the achievement of an Adjusted EBITDA target over a two year period.  For the performance portion of the 2013/2014 LTIP, participants will receive 50% in cash, which, if earned, will be distributed after the end of the two-year measurement period, and 50% in restricted stock units which, if earned, will be distributed 50% after the end of the two-year measurement period and 50% one year after the end of the two-year measurement period.   The remaining 40% of the award is in the form of time-based restricted stock units which will vest one-third per calender year 2013, 2014 and 2015.  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis.  In the quarters ended June 30, 2012 and June 30, 2011, the Company recorded an expense of $0.3 million and $0.8 million, respectively.  The Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

The compensation expense associated with stock-based compensation for the quarters ended June 30, 2012 and 2011 are recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended June 30, 2012			Quarter Ended June 30, 2011
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$212	$121	$68	$84	$—	$165
Selling, general and administrative expenses	254	398	173	147	135	660
Research and development	18	—	20	—	—	—
	$484	$519	$261	$231	$135	$825

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters ended June 30, 2012 and 2011. Approximately 21 thousand and 9 thousand stock options were exercised in the quarters ended June 30, 2012 and 2011, respectively.

Note 10. Income Taxes

During the first quarter of fiscal year 2013, the Company incurred $1.8 million of income tax expense which is comprised of $1.7 million related to income taxes for foreign operations and $0.1 million of state income tax expense.  There is no U.S. federal income tax benefit from the first quarter of fiscal year 2013 loss due to a valuation allowance on deferred tax assets.

During the first quarter of fiscal year 2012, the Company incurred $1.7 million of income tax expense which was comprised of $2.5 million of income tax expense from foreign operations, $0.1 million of state income tax expense, and a $(0.9) million U.S. federal income tax benefit related to a prior year settlement. There was no U.S. federal income tax expense related to the first quarter of fiscal year 2012 earnings due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

Note 11. Reconciliation of Basic and Diluted Net Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS (amounts in thousands, except per share data):

	Quarters Ended June 30,
	2012	2011
Numerator:
Net income (loss)	$(17,753)	$31,849

Denominator:
Weighted-average shares outstanding:
Basic	44,808	39,452
Assumed conversion of employee stock options	—	365
Assumed conversion of warrants	—	12,521
Diluted	44,808	52,338

Net income (loss) per share:
Basic	$(0.40)	$0.81
Diluted	$(0.40)	$0.61

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, are as follows (amounts in thousands):

	Quarters Ended June 30,
	2012	2011
Assumed conversion of employee stock options	1,469	704
Assumed conversion of warrants	7,160	—

Note 12.  Stockholders’ Equity

Concurrent with the consummation of a tender offer in May 2009, the Company issued K Financing, LLC (“K Financing”) a warrant (the “Platinum Warrant”) to purchase up to 26,848,484 shares of the Company’s common stock, subject to certain adjustments, representing approximately 49.9% of the Company’s outstanding common stock at the time of issuance on a post-exercise basis. The Platinum Warrant was subsequently transferred to K Equity, LLC (“K Equity”). The Platinum Warrant may be exercised in exchange for cash, by cashless exercise to the extent of appreciation in the value of the Company’s common stock above the exercise price of the Platinum Warrant, or by combination of the preceding alternatives.

On December 20, 2010, K Equity sold a portion of the Platinum Warrant equal to 10,893,608 shares which was exercised on a net exercise basis and the resulting 10,000,000 shares of which were sold by underwriters. On May 31, 2011, K Equity sold a portion of the Platinum Warrant equal to 7,538,061 shares which was exercised on a net exercise basis and the resulting 7,000,000 shares of which were sold by underwriters, leaving a remainder of 8,416,815 shares subject to the Platinum Warrant.

Note 13. Concentrations of Risks

Sales and Credit Risks

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  One customer, TTI, Inc., accounted for over 10% of the Company’s net sales in the quarters ended June 30, 2012 and 2011.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at June 30, 2012 or March 31, 2012.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 46% and 45% of the Company’s net sales in the quarters ended June 30, 2012 and 2011, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

As of June 30, 2012, KEMET had approximately 10,200 employees in the following locations:

Mexico	5,000
Asia	2,600
Europe	2,000
United States	600

The number of employees represented by labor organizations at KEMET locations in each of the following countries is:

Mexico	3,300
Italy	350
Bulgaria	250
Indonesia	250
China	200
Finland	200
Portugal	100
Sweden	100

For fiscal year 2012 and the current fiscal year to date, the Company has not experienced any major work stoppages. The Company’s labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease labor costs.

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

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,432	$158,239	$21,175	$—	$187,846
Accounts receivable, net	—	43,194	62,974	—	106,168
Intercompany receivable	267,797	168,956	194,111	(630,864)	—
Inventories, net	—	127,285	89,018	—	216,303
Prepaid expenses and other	276	13,346	20,838	—	34,460
Deferred income taxes	—	1,889	5,069	—	6,958
Total current assets	276,505	512,909	393,185	(630,864)	551,735
Property and equipment, net	17	113,699	196,870	—	310,586
Investments in subsidiaries	444,952	440,424	(5,324)	(880,052)	—
Goodwill	—	36,676	—	—	36,676
Intangible assets, net	—	31,264	9,138	—	40,402
Other assets	7,735	6,173	3,463	—	17,371
Long-term intercompany receivable	74,644	58,666	2,879	(136,189)	—
Total assets	$803,853	$1,199,811	$600,211	$(1,647,105)	$956,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$25	$1,510	$—	$1,535
Accounts payable, trade	—	42,882	43,674	—	86,556
Intercompany payable	54,732	433,125	143,007	(630,864)	—
Accrued expenses	22,222	14,090	33,522	—	69,834
Income taxes payable	(2,962)	3,050	2,098	—	2,186
Total current liabilities	73,992	493,172	223,811	(630,864)	160,111
Long-term debt, less current portion	359,211	—	540	—	359,751
Other non-current obligations	36,080	4,347	56,463	—	96,890
Deferred income taxes	—	1,997	3,451	—	5,448
Long-term intercompany payable	—	74,644	61,545	(136,189)	—
Stockholders’ equity	334,570	625,651	254,401	(880,052)	334,570

Total liabilities and stockholders’ equity	$803,853	$1,199,811	$600,211	$(1,647,105)	$956,770

Condensed Consolidating Balance Sheet

March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,933	$178,205	$24,383	$—	$210,521
Accounts receivable, net	—	42,706	62,244	—	104,950
Intercompany receivable	251,970	28,002	171,921	(451,893)	—
Inventories, net	—	121,611	90,623	—	212,234
Prepaid expenses and other	306	13,537	18,416	—	32,259
Deferred income taxes	—	192	6,178	—	6,370
Total current assets	260,209	384,253	373,765	(451,893)	566,334
Property and equipment, net	20	114,615	201,213	—	315,848
Investments in subsidiaries	454,517	435,970	(4,622)	(885,865)	—
Goodwill	—	36,676	—	—	36,676
Intangible assets, net	—	31,630	9,897	—	41,527
Other assets	7,796	6,160	1,211	—	15,167
Long-term intercompany receivable	79,185	62,235	1,065	(142,485)	—
Total assets	$801,727	$1,071,539	$582,529	$(1,480,243)	$975,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$25	$1,926	$—	$1,951
Accounts payable, trade	460	35,206	39,490	(752)	74,404
Intercompany payable	34,830	315,906	122,799	(473,535)	—
Accrued expenses	30,747	23,007	35,325	—	89,079
Income taxes payable	(2,778)	3,031	2,003	—	2,256
Total current liabilities	63,259	377,175	201,543	(474,287)	167,690
Long-term debt, less current portion	343,539	—	1,841	—	345,380
Other non-current obligations	35,933	5,400	59,896	—	101,229
Deferred income taxes	—	272	1,985	—	2,257
Long-term intercompany payable	—	79,185	63,300	(142,485)	—
Stockholders’ equity	358,996	609,507	253,964	(863,471)	358,996

Total liabilities and stockholders’ equity	$801,727	$1,071,539	$582,529	$(1,480,243)	$975,552

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$240,944	$228,715	$(246,027)	$223,632

Operating costs and expenses:
Cost of sales	418	218,318	207,577	(234,992)	191,321
Selling, general and administrative expenses	1,605	20,743	15,942	(11,035)	27,255
Research and development	41	5,288	2,404	—	7,733
Restructuring charges	—	163	1,101	—	1,264
Net (gain) loss on sales and disposals of assets	—	33	71	—	104
Total operating costs and expenses	2,064	244,545	227,095	(246,027)	227,677

Operating income (loss)	(2,064)	(3,601)	1,620	—	(4,045)

Other (income) expense, net	10,187	3,159	(1,409)	—	11,937
Equity in losses of subsidiaries	5,502	—	—	(5,502)	—
Income before income taxes	(17,753)	(6,760)	3,029	5,502	(15,982)

Income tax expense	—	60	1,711	—	1,771

Net income (loss)	$(17,753)	$(6,820)	$1,318	$5,502	$(17,753)

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$269,687	$280,022	$(259,853)	$289,856

Operating costs and expenses:
Cost of sales	162	226,408	234,568	(250,634)	210,504
Selling, general and administrative expenses	11,449	15,715	12,094	(8,982)	30,276
Research and development	—	5,027	2,059	—	7,086
Restructuring charges	—	481	544	—	1,025
Net (gain) loss on sales and disposals of assets	3	19	101	—	123
Total operating costs and expenses	11,614	247,650	249,366	(259,616)	249,014

Operating income (loss)	(11,614)	22,037	30,656	(237)	40,842

Interest income	(4)	(17)	(22)	—	(43)
Interest expense	7,103	74	223	—	7,400
Other (income) expense, net	(11,544)	7,987	3,393	69	(95)
Equity in earnings of subsidiaries	(38,080)	—	—	38,080	—
Income before income taxes	30,911	13,993	27,062	(38,386)	33,580

Income tax expense	(938)	603	2,066	—	1,731

Net income	$31,849	$13,390	$24,996	$(38,386)	$31,849

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(14,653)	$(15,306)	$8,752	$—	$(21,207)

Investing activities:
Capital expenditures	—	(3,660)	(9,441)	—	(13,101)
Acquisition, net of cash received	(439)	(1,000)	—	—	(1,439)
Net cash used in investing activities	(439)	(4,660)	(9,441)	—	(14,540)

Financing activities:	15,825	—	—	—
Proceeds from issuance of debt					15,825
Payments of long-term debt	—	—	(1,576)	—	(1,576)
Proceeds from exercise of stock options	41	—	—	—	41
Debt issuance costs	(275)	—	—	—	(275)
Net cash provided by (used in) financing activities	15,591	—	(1,576)	—	14,015
Net increase (decrease) in cash and cash equivalents	499	(19,966)	(2,265)	—	(21,732)
Effect of foreign currency fluctuations on cash	—	—	(943)	—	(943)
Cash and cash equivalents at beginning of fiscal period	7,933	178,205	24,383	—	210,521
Cash and cash equivalents at end of fiscal period	$8,432	$158,239	$21,175	$—	$187,846

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$3,114	$(11,943)	$14,157	$—	$5,328

Investing activities:
Capital expenditures	(1)	(3,700)	(2,037)	—	(5,738)
Acquisition, net of cash received	—	(11,584)	—	—	(11,584)
Net cash used in investing activities	(1)	(15,284)	(2,037)	—	(17,322)

Financing activities:
Payments of long-term debt	(3,015)	—	—	—	(3,015)
Net payments under other credit facilities	—	—	(3,081)	—	(3,081)
Debt issuance costs	—	(29)	—	—	(29)
Proceeds from exercise of stock options	16	—	—	—	16
Net cash used in financing activities	(2,999)	(29)	(3,081)	—	(6,109)
Net increase (decrease) in cash and cash equivalents	114	(27,256)	9,039	—	(18,103)
Effect of foreign currency fluctuations on cash	—	—	50	—	50
Cash and cash equivalents at beginning of fiscal period	6,417	119,326	26,308	—	152,051
Cash and cash equivalents at end of fiscal period	$6,531	$92,070	$35,397	$—	$133,998

Note 15. Subsequent Event

On July 25, 2012, the Company committed to a global restructuring plan to respond to the continued economic slowdown.  The Company will incur a charge to earnings related to one-time termination benefits.   This action will affect approximately 420 employees representing 4% of the global workforce.   The charge for one-time termination benefits are estimated to be $8.0 million to $9.0 million of which approximately $7.0 million is expected to be accrued in the quarter ending September 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should”, “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A of the Company’s 2012 Annual Report. The statements are representative only as of the date they are made, and we undertook no obligation to update any forward-looking statement.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iii) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased materials; (iv) changes in the competitive environment; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) economic, political, or regulatory changes in the countries in which we operate; (vii) difficulties, delays or unexpected costs in completing the restructuring plan; (viii) equity method investments expose us to a variety of risks; (ix) acquisitions and other strategic transactions expose us to a variety of risks; (x)  the inability to attract, train and retain effective employees and management; (xi) the inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xiv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xv) volatility of financial and credit markets affecting our access to capital; (xvi) the need to reduce the total costs of our products to remain competitive; (xvii) potential limitation on the use of net operating losses to offset possible future taxable income; (xviii) restrictions in our debt agreements that limit our flexibility in operating our business; and (xix) additional exercise of the warrant by K Equity, LLC which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.

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

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in our 2012 Annual Report.  Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2012 Annual Report.

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

Business Overview

We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2012, we shipped approximately 32 billion capacitors and in the quarter ended June 30, 2012, we shipped approximately 9 billion capacitors. We believe the long term demand for various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We operate 22 production facilities and employ approximately 10,200 employees worldwide. We manufacture capacitors in Europe, North America, and Asia. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.  For the quarter ended June 30, 2012 and for fiscal year 2012, our consolidated net sales were $223.6 million and $984.8 million, respectively.

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

Our Competitive Strengths

We believe that we benefit from the following competitive strengths:

Strong Customer Relationships.    We have a large and diverse customer base. We believe that our persistent emphasis on quality control and history of performance establishes loyalty with original equipment manufacturers (“OEMs”), electronics manufacturing services providers (“EMSs”) and distributors. Our customer base includes most of the world’s major electronics OEMs (including Alcatel-Lucent USA, Inc., Apple Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive),  EMSs (including Celestica Inc., Elcoteq SE, Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in the quarter ended June 30, 2012. Our largest customer is a distributor, and no single end use customer accounted for more than 6% of our net sales in the quarter ended June 30, 2012. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.

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

Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During the quarters ended June 30, 2012 and 2011, respectively, specialty products accounted for 40.1% and 36.1% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecommunication infrastructure, and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award will enable us to produce film capacitors within the United States to support alternative energy products and emerging green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market domestically.  We began production in the fourth quarter of fiscal year 2012 and market interest in domestic production remains high.

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

Our People.    We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 16 member executive management team has an average of over 15 years of experience with us and an average of 25 years of experience in the manufacturing industry.

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

Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers’ varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During the first quarter of fiscal year 2013, we introduced 11,963 new products of which 372 were first to market, and specialty products accounted for 40.1% of our revenue over this period.

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

Selectively Target Complementary Acquisitions.    We expect to continue to evaluate and pursue strategic acquisition opportunities, some of which may be significant in size, which would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers’ technologies and our current product offerings. For example, on June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC (“KEMET Foil”)), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of electrolytic capacitors.  Also, on February 21, 2012, the Company completed its acquisition of Niotan Incorporated (whose name was subsequently changed to KEMET Blue Powder Corporation (“Blue Powder”)), a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP.

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

Recent Developments and Trends

Net sales for the quarter ended June 30, 2012 were $223.6 million, which is a 22.8% decrease over the same quarter last fiscal year.

Issuance of 10.5% Senior Notes Add-On

On March 27, 2012 and April 3, 2012, the Company completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due 2018, respectively,  at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

Equity Investment

On July 11, 2012, we received antitrust clearance from the European Commission under the European Union Merger Regulation for the previously announced intent to acquire a 34% economic interest in NEC Tokin by KEMET Electronics Corporation, our wholly owned subsidiary.  The closing of the transaction remains subject to satisfaction of customary closing conditions, including receipt of required regulatory approval in China.  While a definitive closing date cannot yet be determined, we continue to expect that the transaction will close during our second fiscal quarter ending September 30, 2012.

Restructuring

On July 25, 2012, we committed to a global restructuring plan to respond to the continued economic slowdown and will incur a charge to earnings related to one-time termination benefits.  This action will affect approximately 420 employees representing 4% of the global workforce.  The charge for one-time termination benefits is estimated to be $8.0 million to $9.0 million of which approximately $7.0 million is expected to be accrued in the quarter ending September 30, 2012.

Outlook

For the second quarter of fiscal year 2013, we expect net sales to be relatively flat with the quarter ended June 30, 2012.  Traditionally, we expect the second fiscal quarter net sales to decrease slightly, however this year we believe that net sales will be in line with the first fiscal quarter.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the First Quarter of Fiscal Year 2013 with the First Quarter of Fiscal Year 2012

The following table sets forth the operating income (loss) for each of our business segments for the quarters ended June 30, 2012 and June 30, 2011.  The table also sets forth each of the segments’ net sales as a percent to total net sales and the net income (loss) components as a percent to total net sales (dollars in thousands):

	Quarters Ended
	June 30, 2012		June 30, 2011
	Amount	% to Total sales	Amount	% to Total sales
Net sales
Tantalum	$109,199	48.8%	$122,443	42.2%
Ceramic	51,545	23.0%	59,378	20.5%
Film and Electrolytic	62,888	28.1%	108,035	37.3%
	$223,632	100.0%	$289,856	100.0%

Gross margin
Tantalum	$18,285		$32,800
Ceramic	14,457		18,737
Film and Electrolytic	(431)		27,815
	32,311	14.4%	79,352	27.4%

SG&A expenses
Tantalum	11,590		11,958
Ceramic	6,015		6,186
Film and Electrolytic	9,650		12,132
	27,255	12.2%	30,276	10.4%

R&D expenses
Tantalum	4,142		3,344
Ceramic	1,724		1,650
Film and Electrolytic	1,867		2,092
	7,733	3.5%	7,086	2.4%

Restructuring charges
Tantalum	44		35
Ceramic	98		38
Film and Electrolytic	1,122		952
	1,264	0.6%	1,025	0.4%

Loss on sales and disposals of assets
Tantalum	26		49
Ceramic	23		3
Film and Electrolytic	55		71
	104	—	123	—

Operating income (loss)
Tantalum	2,483		17,414
Ceramic	6,597		10,860
Film and Electrolytic	(13,125)		12,568
	(4,045)	-1.8%	40,842	14.1%

Other (income) expense, net	11,937	5.3%	7,262	2.5%
Income (loss) before income taxes	(15,982)	-7.1%	33,580	11.6%
Income tax expense	1,771	0.8%	1,731	0.6%
Net income (loss)	$(17,753)	-7.9%	$31,849	11.0%

Consolidated Comparison of the First Quarter of Fiscal Year 2013 with the First Quarter of Fiscal Year 2012

Net Sales

Net sales for the quarter ended June 30, 2012 were $223.6 million compared to $289.9 million in the first quarter of fiscal year 2012, a 22.8% decrease primarily due to a 7.1% decrease in unit sales volume.  The decrease in unit sales volume is due to a general softening of the market.  Commodity products incurred the largest decrease in unit sales volume due to excess capacity in the market.  In addition, net sales for Film and Electrolytic’s machinery division decreased by 65% in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.  The effect of the decrease in volume was partially offset by an increase in average selling prices for Tantalum, and Film and Electrolytic.  Tantalum average selling prices increased 6.7% primarily related to our ability to increase sales prices to offset increases in Tantalum raw material cost as well as a favorable shift in product line mix. Film and Electrolytic average selling prices increased 24.7% due to a shift in product line mix away from commodity products.  In addition to the increases in average selling prices, the etched foil manufacturing operation acquired in June 2011 contributed $3.0 million of net sales to the first quarter of fiscal year 2013.

The following table reflects the percentage of net sales by region for the quarters ended June 30, 2012 and 2011:

	Quarters Ended June 30,
	2012	2011
Americas	27%	25%
EMEA	36%	35%
APAC	37%	40%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended June 30, 2012 and 2011:

	Quarters Ended June 30,
	2012	2011
Distributors	46%	45%
EMS	15%	16%
OEM	39%	39%
	100%	100%

Gross Margin

Gross margin as a percentage of net sales decreased from 27.4% in the first quarter of fiscal year 2012 to 14.4% in the first quarter of fiscal year 2013.  The primary contributors to the decline in gross margin were lower unit sales volume and our inability to pass on the entire effect of higher raw material costs to our customers. The decline in gross margin is driven by the decreases of gross margin as a percent of net sales in Tantalum, Ceramic, and Film and Electrolytic of 10.0, 3.6 and 26.4 percentage points, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $27.3 million, or 12.2% of net sales for the first quarter of fiscal year 2013 compared to $30.3 million or 10.4% of net sales for first quarter of fiscal year 2012.  The $3.0 million decrease in SG&A expenses primarily consist of a $2.7 million decrease in payroll and related fringe benefit expenses which relate to a decrease in sales commissions and incentive compensation.  In addition, there was a $0.7 million decrease in professional fees related to less acquisition activity and the absence of professional fees associated with SEC registration statement filings which were incurred in the first quarter of fiscal year 2012.  Partially offsetting these decreases was a $0.5 million increase in ERP integration costs due to an increase in activities as we work toward completing Oracle ERP implementations this fiscal year.

Research and Development

Research and development expenses were $7.7 million or 3.5% of net sales for the first quarter of fiscal year 2013, compared to $7.1 million, or 2.4% of net sales for the first quarter of fiscal year 2012. The 9.1% increase resulted from increased activities to ensure that new products are available to support KEMET’s growth and to meet customer needs.  In particular, spending in the first quarter of fiscal year 2013, relate to the development of advanced tantalum products.

Restructuring Charges

We incurred $1.3 million in restructuring charges in the first quarter of fiscal year 2013 compared to $1.0 million in restructuring charges in the first quarter of fiscal year 2012.  The restructuring charges in the first quarter of fiscal year 2013 included termination benefits of $1.1 million primarily associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and manufacturing relocation costs of $0.2 million for relocation of equipment to China and Macedonia.  The total termination benefits expected for the Weymouth facility conversion are $2.6 million and are expected to be completed in the third quarter of fiscal year 2014. The restructuring charges in the first quarter of fiscal year 2012 included $0.7 million for the relocation of equipment to Mexico and China and $0.3 million related to personnel reduction costs due primarily to headcount reductions related to the Company’s initiative to reduce overhead within the Company as a whole.

Operating Income (Loss)

Operating loss for the quarter ended June 30, 2012 was $4.0 million compared to operating income of $40.8 million for the quarter ended June 30, 2011 primarily due to a $47.0 million decrease in gross margin for the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012. Additionally, research and development expenses and restructuring charges increased $0.6 million and $0.3 million, respectively, in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012.  These expense increases were offset by a $3.0 million decrease in SG&A expenses in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012.

Other (Income) Expense, net

Other (income) expense, net was an expense of $11.9 million in the first quarter of fiscal year 2013 compared to an expense of $7.3 million in the first quarter of fiscal year 2012.  Interest expense for the first quarter of fiscal year 2013 increased $3.1 million compared to the first quarter of fiscal year 2012 due to an $125 million increase in our 10.5% Senior Notes.   In addition, during the first quarter of fiscal year 2013, we recognized a $1.7 million foreign currency exchange loss as compared to a $0.1 million gain on foreign currency exchange in the first quarter of fiscal year 2012, primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.

Income Taxes

Our income tax expense for the first quarter of fiscal year 2013 was a $1.8 million of income tax expense compared to a $1.7 million of income tax expense for the first quarter of fiscal year 2012.  Income tax expense for the first quarter of fiscal year 2013 is comprised of $1.7 million related to income taxes for foreign operations and $0.1 million of state income tax expense.  There is no U.S. federal income tax benefit from the first quarter of fiscal year 2013 loss due to a valuation allowance on deferred tax assets.

Income tax expense for the first quarter of fiscal year 2012 was comprised of a $2.5 million of income tax expense from foreign operations, $0.1 million of state income tax expense, and a $0.9 million U.S. federal income tax benefit related to a prior year settlement. There was no U.S. federal income tax expense related to the first quarter of fiscal year 2012 earnings due to the utilization of net operating loss carryforward deductions.

Business Groups Comparison of the Quarter Ended June 30, 2012 with the Quarter Ended June 30, 2011

Tantalum

The following table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income (loss) and Operating income (loss) as a percentage of Net sales for our Tantalum business group for the quarters ended June 30, 2012 and 2011 (amounts in thousands, except percentages):

	Quarters Ended
	June 30, 2012		June 30, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$109,199		$122,443
Gross margin	18,285	16.7%	32,800	26.8%
Operating income	2,483	2.3%	17,414	14.2%

Net Sales

Net sales decreased 10.8% during the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012.  Average selling prices increased 6.7% for the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012.  The increase in average selling prices was offset by a 16.4% decrease in unit sales volume during the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012.  The increase in average selling prices was primarily due to a favorable shift in product mix.  Unit sales volumes decreased across all channels and all regions due to a general softening of the market.  Commodity products incurred the largest decrease in unit sales volume due to excess capacity in the market; however the automotive, green technology, and telecommunication sectors remained relatively stable.

Gross Margin

Gross margin decreased by $14.5 million during the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011.  Despite our continued efforts to reduce costs through process engineering improvements and to pass raw material cost increases on to our customers, we were unable to completely offset the increase in raw material costs which resulted in a decrease in gross margin as a percentage of Tantalum net sales.

Operating Income (Loss)

Operating income for the first quarter of fiscal year 2013 was $2.5 million compared to operating income of $17.4 million in the first quarter of fiscal year 2012.  The $14.9 million decrease was attributable to a decrease in gross margin of $14.5 million and an increase in research and development expenses of $0.8 million when comparing the first quarter of fiscal year 2013 to the first quarter of fiscal year 2012.  This decrease was partially offset by a $0.4 million decrease in SG&A in the first quarter of fiscal year 2013 as compared to the same quarter of fiscal year 2012.

Ceramic

The following table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income and Operating income as a percentage of Net sales for our Ceramic business group for the quarters ended June 30, 2012 and 2011 (amounts in thousands, except percentages):

	Quarters Ended
	June 30, 2012		June 30, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$51,545		$59,378
Gross margin	14,457	28.0%	18,737	31.6%
Operating income	6,597	12.8%	10,860	18.3%

Net Sales

Net sales decreased by 13.2% during the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012 primarily due to a decrease in average selling prices and unit sales volume. Average selling prices decreased 9.4% primarily due to pricing pressure as a result of excess manufacturing capacity on a global basis.  Unit sales volume decreased 4.4% during the first quarter of fiscal year 2013, as compared to the first quarter of fiscal year 2012.  During the first quarter of fiscal year 2012 we experienced an increase in unit sales volume due to the tsunami in Japan when customers were looking for suppliers outside of Japan.

Gross Margin

Gross margin as a percentage of Ceramic net sales decreased to 28.0% as compared to 31.6% in the first quarter of fiscal year 2012.  The driver of the gross margin percentage decrease was primarily attributable to a decrease in average selling prices partially offset by a decrease in manufacturing costs.

Operating Income

Operating income for the first quarter of fiscal year 2013 decreased $4.3 million due to a $4.3 million decrease in  gross margin when comparing the first quarter of fiscal year 2013 to the first quarter of fiscal year 2012.

Film and Electrolytic

The following table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income (loss) and Operating income (loss) as a percentage of Net sales for our Film and Electrolytic business group for the quarters ended June 30, 2012 and 2011 (amounts in thousands, except percentages):

	Quarters Ended
	June 30, 2012		June 30, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$62,888		$108,035
Gross margin (loss)	(431)	-0.7%	27,815	25.7%
Operating income (loss)	(13,125)	-20.9%	12,568	11.6%

Net Sales

Net sales decreased 41.8% in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. Average selling prices for capacitors increased 24.7% in the first quarter of fiscal year 2013 as compared to the same quarter last year. Average selling prices improved due to a shift in product line mix away from commodity products. Capacitor unit sales volume for the first quarter of fiscal year 2013 decreased 45.9% compared to the first quarter of fiscal year 2012 due to an overall decrease in the industry. Capacitor net sales were unfavorably impacted by $3.9 million related to foreign exchange, primarily the Euro.  The Film and Electrolytic machinery division’s net sales decreased by $17.9 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.  The decrease in the Film and Electrolytic machinery division net sales is primarily due to a decrease in unit sales volume and a $1.0 million unfavorable impact related to foreign exchange. The etched foil manufacturing operation, acquired at the end of the first quarter of fiscal year 2012, contributed $3.0 million of net sales in the first quarter of fiscal year 2013.

Gross Margin

Gross margin as a percentage of Film and Electrolytic net sales decreased to (0.7)% in the first quarter of fiscal year 2013 as compared to 25.7% in the first quarter of fiscal year 2012.  The decrease is primarily due to the decrease in unit sales volumes, lower production levels and $1.0 million of plant start up costs related to the Macedonia facility.  In addition, the machinery division’s gross margin decreased to $1.7 million in the first quarter of fiscal year 2013 as compared to $9.8 million in the first quarter of fiscal year 2012.

Operating Income (Loss)

Operating loss for the first quarter of fiscal year 2013 was $13.1 million as compared to operating income of $12.6 million in the first quarter of fiscal year 2012.  The $25.7 million decrease is primarily attributable to a $28.2 million decrease in gross margin and a $0.2 million increase in restructuring charges.  These decreases were partially offset by a $2.5 million decrease in SG&A and a $0.2 million decrease in research and development expenses in the first quarter of fiscal year 2013 as compared to the same quarter of fiscal year 2012.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, these cash needs have been met by cash flows from operations, borrowings under our credit agreements and existing cash balances.

Issuance of 10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  On March 27, 2012 and April 3, 2012, the Company completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due 2018, respectively,  at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011.  The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.  There were no borrowings against the Loan and Security Agreement as of June 30, 2012 or March 31, 2012.

Short Term Liquidity

Cash and cash equivalents totaled $187.8 million as of June 30, 2012, a decrease of $22.7 million as compared to $210.5 million as of March 31, 2012. Our net working capital (current assets less current liabilities) as of June 30, 2012 was $391.7 million compared to $398.6 million of net working capital as of March 31, 2012. Cash and cash equivalents held by our foreign subsidiaries totaled $21.2 million and $24.4 million at June 30, 2012 and March 31, 2012, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. Based on our current operating plans, we believe that domestic cash and cash equivalents and cash from the revolving line of credit will continue to be sufficient to fund our operating requirements for the next twelve months, including $37.5 million in interest payments, expected capital expenditures in the range of $45 million to $55 million, deferred acquisition payments of $65.0 million, payments related to restructuring liabilities, and $1.5 million in debt principal payments.

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

Cash and cash equivalents decreased by $22.7 million for the quarter ended June 30, 2012 as compared with a decrease of $18.1 million during the quarter ended June 30, 2011.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Quarters Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$(21,207)	$5,328
Net cash used in investing activities	(14,540)	(17,322)
Net cash provided by (used in) financing activities	14,015	(6,109)
Effects of foreign currency fluctuations on cash	(943)	50
Net decrease in cash and cash equivalents	$(22,675)	$(18,053)

Operations

Cash used in operating activities in the quarter ended June 30, 2012 totaled $21.2 million compared to cash provided by operating activities of $5.3 million in the quarter ended June 30, 2011.  This decrease was primarily a result of a $49.3 million decrease in cash flows related to operations (net income (loss) adjusted for the change in: depreciation and amortization, deferred income taxes, net loss on sales and disposals of assets, amortization of debt discounts and debt issuance costs, and other non-cash changes to net income (loss)) for fiscal year 2013 compared to fiscal year 2012.

The change in operating assets resulted in a $9.3 million improvement in cash generation in the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.  In the quarter ended June 30, 2011, we used $28.3 million due to a build in Tantalum inventory as well as price increases in raw materials.  In the quarter ended June 30, 2012, cash used for inventories was $7.4 million.  Offsetting this improvement, cash used in accounts receivables and other receivables increased by $8.1 million and cash used in prepaid expenses and other assets increased $3.6 million when comparing the first quarter of fiscal year 2013 to the first quarter of fiscal year 2012.

The change in operating liabilities resulted in a $13.7 million increase in cash used for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. Within operating liabilities, an increase in accounts payable accounted for $15.6 million of the increase in cash provided when compared to the corresponding quarter in the prior year.  The increase in accounts payables relates to significant raw material purchases.  This was partially offset by a $1.8 million increase in the use of cash for accrued liabilities in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.

Investing

Cash used in investing activities decreased $2.8 million in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 primarily due to the $11.6 million acquisition of Cornell Dubilier Foil, LLC made in the first quarter of fiscal year 2012 and $1.4 million cash used for deferred acquisition payments related to the KEMET Foil and KEMET Blue Powder acquisitions in the first quarter of fiscal year 2013.  This decrease was offset by the $7.4 million increase in capital expenditures in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.  For the quarter ended June 30, 2012, capital expenditures are primarily related to the new facilities in Macedonia and other restructuring related activities as well as efforts to reduce costs and increase capacity.

Financing

Cash provided by financing activities increased $20.1 million in the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011. In the quarter ended June 30, 2012, the $15.8 million proceeds from the issuance of debt resulted from the private placement of our 10.5% Senior Notes. In the quarter ended June 30, 2012 we used $1.6 million for debt payments.  In the first quarter of fiscal year 2012, we used $6.1 million for debt payments.

Commitments

Our commitments have not changed materially from those disclosed in the Company’s 2012 Annual Report.

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

Adjusted operating income is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2012	2011
Operating income (loss)	$(4,045)	$40,842

Adjustments:
Plant start-up costs	1,361	—
Restructuring charges	1,264	1,025
Stock-based compensation expense	1,264	1,191
Net loss on sales and disposals of assets	104	123
ERP integration costs	1,676	1,205
Registration related fees	20	204
Acquisition related fees	542	610

Adjusted operating income	$2,186	$45,200

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2012	2011
Net income (loss)	$(17,753)	$31,849

Adjustments:
Plant start-up costs	1,361	—
Restructuring charges	1,264	1,025
Amortization included in interest expense	971	1,044
Net loss on sales and disposals of assets	104	123
Net foreign exchange (gain) loss	1,789	(123)
Stock-based compensation expense	1,264	1,191
ERP integration costs	1,676	1,205
Registration related fees	20	204
Acquisition related fees	542	610
Income tax impact of adjustments (1)	4	(159)

Adjusted net income (loss)	$(8,758)	$36,969

(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended
	June 30, 2012	June 30, 2011
Net income (loss)	$(17,753)	$31,849

Adjustments:
Interest expense, net	10,426	7,357
Income tax expense	1,771	1,731
Depreciation and amortization	11,656	11,159
Net foreign exchange (gain) loss	1,789	(123)
ERP integration costs	1,676	1,205
Plant start-up costs	1,361	—
Stock-based compensation expense	1,264	1,191
Restructuring charges	1,264	1,025
Acquisition related fees	542	610
Net loss on sales and disposals of assets	104	123
Registration related fees	20	204

Adjusted EBITDA	$14,120	$56,331

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

Adjusted EBITDA represents net income (loss) before interest expense, net, income tax expense, and depreciation and amortization expense, adjusted to exclude restructuring charges, plant start-up costs, net foreign exchange gain/ loss, stock-based compensation expense, net loss on sales and disposals of assets, ERP integration costs, registration related fees, and acquisition related fees.   We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•                  it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of a reporting unit is not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 was effective for the Company on April 1, 2012 and did not have a material effect on the Company’s financial position.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income.  ASU 2011-12 defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of AOCI in both OCI and net income on the face of the financial statements.  ASU 2011-12 requires companies to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclosed in the notes to the financial statements.  ASU 2011-12 also defers the requirement to report reclassification adjustments in interim periods and requires companies to present only total comprehensive income in either a single continuous statement or two consecutive statements in interim periods.  ASU 2011-05 and ASU 2011-12 was effective for the Company on April 1, 2012 and did not have a material effect on the Company’s financial position.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes regarding the Company’s market risk position from the information included in the Company’s 2012 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2012 Annual Report.

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at June 30, 2012, and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2012
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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at June 30, 2012, and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.