Form 10-Q
period 2012-09-30
KEMET CORP
filed 2012-11-09
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 6, 2012 was 44,917,587.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,495	$210,521
Accounts receivable, net	99,160	104,950
Inventories, net	224,773	212,234
Prepaid expenses and other	41,041	32,259
Deferred income taxes	5,658	6,370
Total current assets	531,127	566,334
Property and equipment, net of accumulated depreciation of $773,184 and $761,522 as of September 30, 2012 and March 31, 2012, respectively	316,182	315,848
Goodwill	35,584	36,676
Intangible assets, net	40,102	41,527
Other assets	17,802	15,167
Total assets	$940,797	$975,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,576	$1,951
Accounts payable	82,156	74,404
Accrued expenses	88,623	89,079
Income taxes payable	622	2,256
Total current liabilities	172,977	167,690
Long-term debt, less current portion	359,621	345,380
Other non-current obligations	90,098	101,229
Deferred income taxes	4,788	2,257

Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at September 30, 2012 and March 31, 2012	465	465
Additional paid-in capital	466,906	470,059
Retained deficit	(123,727)	(81,053)
Accumulated other comprehensive income	6,658	12,020
Treasury stock, at cost (1,600 and 1,839 shares at September 30, 2012 and March 31, 2012, respectively)	(36,989)	(42,495)
Total stockholders’ equity	313,313	358,996

Total liabilities and stockholders’ equity	$940,797	$975,552

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net sales	$215,991	$265,514	$439,623	$555,370

Operating costs and expenses:
Cost of sales	183,053	203,319	374,374	413,823
Selling, general and administrative expenses	27,983	28,355	55,238	58,631
Research and development	6,833	7,362	14,566	14,448
Restructuring charges	8,522	1,605	9,786	2,630
Goodwill impairment	1,092	—	1,092	—
Write down of long-lived assets	4,234	—	4,234	—
Settlement gain on benefit plan	(1,675)	—	(1,675)	—
Net (gain) loss on sales and disposals of assets	(31)	(40)	73	83
Total operating costs and expenses	230,011	240,601	457,688	489,615

Operating income (loss)	(14,020)	24,913	(18,065)	65,755

Other (income) expense:
Interest income	(26)	(31)	(57)	(74)
Interest expense	10,136	7,282	20,593	14,682
Other (income) expense, net	(996)	1,297	515	1,202

Income (loss) before income taxes	(23,134)	16,365	(39,116)	49,945

Income tax expense	1,787	2,047	3,558	3,778

Net income (loss)	$(24,921)	$14,318	$(42,674)	$46,167

Net income (loss) per share:
Basic	$(0.55)	$0.32	$(0.95)	$1.10
Diluted	$(0.55)	$0.27	$(0.95)	$0.88

Weighted-average shares outstanding:
Basic	44,911	44,370	44,860	41,924
Diluted	44,911	52,230	44,860	52,307

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(24,921)	$14,318	$(42,674)	$46,167

Other comprehensive income (loss):
Foreign currency translation gains (losses)	3,907	(11,592)	(4,059)	(8,487)
Defined benefit pension plans, net of tax impact	(1,244)	100	(1,142)	216
Defined benefit post-retirement plan adjustments	(232)	(91)	(161)	(161)
Other comprehensive income (loss)	2,431	(11,583)	(5,362)	(8,432)

Total comprehensive income (loss)	$(22,490)	$2,735	$(48,036)	$37,735

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended September 30,
	2012	2011
Net income (loss)	$(42,674)	$46,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,177	23,011
Amortization of debt discount and debt issuance costs	1,924	2,056
Net loss on sales and disposals of assets	73	83
Stock-based compensation expense	2,506	2,175
Goodwill impairment	1,092	—
Write down of long-lived assets	4,234	—
Settlement gain on benefit plan	(1,675)	—
Change in deferred income taxes	838	379
Change in operating assets	(18,656)	18,438
Change in operating liabilities	2,520	(42,517)
Other	17	1,197
Net cash provided by (used in) operating activities	(26,624)	50,989

Investing activities:
Capital expenditures	(30,343)	(20,105)
Acquisition, net of cash received	—	(11,584)
Net cash used in investing activities	(30,343)	(31,689)

Financing activities:
Proceeds from issuance of debt	15,825	—
Deferred acquisition payments	(6,617)	—
Payments of long-term debt	(1,576)	(4,084)
Net borrowings (payments) under other credit facilities	—	(3,153)
Proceeds from exercise of stock options	42	159
Debt issuance costs	(275)	(29)
Change in restricted cash	—	(36,497)
Net cash provided by (used in) financing activities	7,399	(43,604)
Net decrease in cash and cash equivalents	(49,568)	(24,304)
Effect of foreign currency fluctuations on cash	(458)	(584)
Cash and cash equivalents at beginning of fiscal period	210,521	152,051
Cash and cash equivalents at end of fiscal period	$160,495	$127,163

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

Net sales and operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and March 31, 2012 are as follows (amounts in thousands):

	Carrying					Carrying
	Value	Fair Value				Value	Fair Value
	September 30,	September 30,	Fair Value Measurement Using			March 31,	March 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2 (2)	Level 3	2012	2012	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$26,239	$26,239	$26,239	$—	$—	$26,215	$26,215	$26,215	$—	$—
Long-term debt	361,197	362,301	360,325	1,976	—	347,331	362,086	358,700	3,386	—

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1% for the quarters and six months ended September 30, 2012 and 2011. The Company recognizes warranty costs when they are both probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2012	March 31, 2012
Raw materials and supplies	$90,403	$86,845
Work in process	84,182	72,411
Finished goods	67,594	70,122
	242,179	229,378
Inventory reserves	(17,406)	(17,144)
	$224,773	$212,234

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	September 30, 2012	March 31, 2012
10.5% Senior Notes, net of premium of $4,066 and $3,539 as of September 30, 2012 and March 31, 2012, respectively	$359,066	$343,539
Other	2,131	3,792
Total debt	361,197	347,331
Current maturities	(1,576)	(1,951)
Total long-term debt	$359,621	$345,380

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and six months ended September 30, 2012 and 2011, is as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Contractual interest expense	$9,182	$6,270	$18,669	$12,626
Amortization of debt issuance costs	426	280	852	555
Amortization of debt (premium) discount	(144)	598	(298)	1,254
Imputed interest on acquisition related obligations	672	134	1,370	247
	$10,136	$7,282	$20,593	$14,682

10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  On March 27, 2012 and April 3, 2012, the Company completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due 2018, respectively,  at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust

Company, as trustee. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $7.4 million as of September 30, 2012; these costs are being amortized over the term of the 10.5% Senior Notes.  Debt premium related to the 10.5% Senior Notes as of September 30, 2012 were $4.1 million which will be amortized over the term of the 10.5% Senior Notes.

The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $15.6 million and $14.7 million at September 30, 2012 and March 31, 2012, respectively.

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

Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $0.8 million and $0.9 million as of September 30, 2012 and March 31, 2012, respectively.  These costs are being amortized over the term of the Loan and Security Agreement.  As discussed in Note 17, “Subsequent Event”, a standby letter of credit for $16.0 million was delivered to the beneficiary on October 8, 2012.  There were no borrowings against the Loan and Security Agreement as of September 30, 2012 and March 31, 2012.

Note 3. Goodwill Impairment

The Company’s annual goodwill impairment test is assessed as of May 31st of each fiscal year. Testing was not completed prior to the deadline for filing the Form 10-Q for the first quarter ended June 30, 2012.  Due to reduced earnings and cash flows caused by macro-economic factors and excess capacity issues in our industry, the Company revised its earnings forecast; and as a result, recorded a $1.1 million goodwill impairment charge in the second quarter of fiscal year 2013, which represents all of the goodwill related to the KEMET Foil Manufacturing, LLC (“KEMET Foil”) reporting unit.   The Company has evaluated the effect of not recording the impairment in the first quarter of fiscal year 2013 and determined that the goodwill impairment charge is not material to the first or second quarter Condensed Consolidated Financial Statements.

Note 4. Write Down of Long-Lived Assets

During the second quarter of fiscal year 2013, the Company incurred impairment charges totaling $4.2 million related to the Film and Electrolytic Business Group (“Film and Electrolytic”). In connection with the consolidation of two manufacturing facilities within Italy, the Company obtained appraisals for each of these facilities.  These appraisals indicated that there was a decrease in the market price of the manufacturing facilities, and therefore, the carrying amounts for these manufacturing facilities were reviewed for recoverability.  It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.  The Company utilized the market approach to estimate fair value of the long-lived asset group.  The impairment charge is recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets” in the second quarter of fiscal year 2013.

Note 5. Restructuring Charges

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and six months ended September 30, 2012 and 2011, is as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost of relocating manufacturing equipment	$1,015	$638	$1,161	$1,385
Personnel reduction costs	7,507	967	8,625	1,245
	$8,522	$1,605	$9,786	$2,630

Six month period Ended September 30, 2012

In fiscal year 2010, the Company initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole.  The restructuring plan includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.  Restructuring charges in the six months ended September 30, 2012 related to this plan are primarily comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center and $1.7 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center.  The total termination benefits expected for the conversion of the Weymouth manufacturing facility are $2.6 million; the expected completion is the third quarter of fiscal year 2014. The Company also incurred $3.9 million for reductions in production workforce across the entire Company and reducing administrative overhead within the Company as a whole.  In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.2 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy.

Six month period ended September 30, 2011

Restructuring charges in the six month period ended September 30, 2011 were primarily comprised of manufacturing relocation costs of $1.4 million for relocation of equipment to China and Mexico.  In addition, the Company incurred $1.2 million in personnel reduction costs primarily due to headcount reductions in the Mexican operations of the Tantalum Business Group (“Tantalum”).

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	Quarters Ended September 30, 2012		Quarters Ended September 30, 2011
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$11,184	$—	$1,751	$—
Costs charged to expense	7,507	1,015	967	638
Costs paid or settled	(4,048)	(1,015)	(1,529)	(638)
Change in foreign exchange	376	—	(68)	—
End of period	$15,019	$—	$1,121	$—

	Six Months Ended September 30, 2012		Six Months Ended September 30, 2011
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$11,474	$—	$1,827	$—
Costs charged to expense	8,625	1,161	1,245	1,385
Costs paid or settled	(4,851)	(1,161)	(1,906)	(1,385)
Change in foreign exchange	(229)	—	(45)	—
End of period	$15,019	$—	$1,121	$—

Note 6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) for the quarters and six months ended September 30, 2012 and 2011 includes the following components (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(24,921)	$14,318	$(42,674)	$46,167

Currency translation gain (loss)(1)	3,907	(11,592)	(4,059)	(8,487)
Amortization of defined benefit pension plans	(1,244)	100	(1,142)	216
Amortization of postretirement benefit plan	(232)	(91)	(161)	(161)
	$(22,490)	$2,735	$(48,036)	$37,735

(1) Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there was no significant deferred tax effect associated with the cumulative currency translation gains and losses during the quarters and six months ended September 30, 2012 and 2011.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	September 30, 2012	March 31, 2012
Foreign currency translation gain	$14,048	$18,107
Defined benefit pension plans	(9,224)	(8,082)
Defined benefit postretirement plan adjustments	1,834	1,995
	$6,658	$12,020

Note 7. Acquisitions

Cornell Dubilier Foil, LLC

On June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of aluminum electrolytic capacitors. The purchase price was $15 million plus a $0.5 million working capital adjustment, of which $11.6 million (net of cash received) was paid at closing and $1.0 million was paid on the first anniversary of the closing date and $1.0 million is to be paid on each of the next two anniversaries of the closing date. The Company recorded goodwill of $1.1 million and amortizable intangibles of $1.6 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) included the trained workforce. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. KEMET Foil is included within Film and Electrolytic.

As discussed in Note 3, “Impairment Charges,” the goodwill recorded for KEMET Foil was fully impaired in the second quarter of fiscal year 2013.

Niotan Incorporated

On February 21, 2012, KEMET acquired all of the outstanding shares of Niotan Incorporated, whose name was subsequently changed to KEMET Blue Powder Corporation (“Blue Powder”), a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP. Blue Powder has its headquarters and principal operating location in Carson City, Nevada. KEMET paid an initial purchase price of $30.5 million (net of cash received) at the closing of the transaction. Additional deferred payments of $45 million are payable over a thirty-month period after the closing and a working capital adjustment of $0.4 million was paid in April 2012. KEMET made the first installment payment of $5.0 million in August of 2012.  KEMET will also be required to make quarterly royalty payments for tantalum powder produced by Blue Powder, in an aggregate amount equal to $10 million by December 31, 2014. The Company determined that the royalty payments should be treated as part of the consideration for Blue Powder instead of a separate transaction because (i) it is paid to the selling shareholder who is not continuing with Blue Powder, (ii) it was based solely on the negotiation process and (iii) KEMET now owns the technology. The Company recorded goodwill of $35.6 million and amortizable intangibles of $22.4 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is not tax deductible) include market recognition of the world class quality of Blue Powder’s tantalum powder, the Company’s cost savings due to vertical integration and Blue Powder’s ability to provide a constant and reliable supply of tantalum powder. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. Blue Powder is included within Tantalum.

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

The following table presents the preliminary allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in thousands):

Fair Value
Cash	$153
Accounts receivable	479
Inventories	7,305
Prepaid expenses	186
Property, plant and equipment	15,122
Goodwill	35,584
Intangible assets	22,420
Deferred income taxes	311
Other noncurrent assets	1,303
Current liabilities	(873)
Total net assets acquired	$81,990

The allocation of the purchase price is preliminary as the Company is still evaluating the inventory valuation and tax attributes of the transaction.

The following table presents the amounts assigned to intangible assets (amounts in thousands except useful life data):

	Fair	Useful
	Value	Life (years)
Developed technology	$22,300	18
Software	120	4
	$22,420

The useful life for developed technology is 18 years which is primarily based on the history of the underlying chemical and production processes and an estimate of the future economic benefit.

Note 8. Goodwill and Intangible Assets

The following table highlights the Company’s intangible assets (amounts in thousands):

	September 30, 2012		March 31, 2012
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,644	$—	$7,644	$—

Amortized Intangibles:
Customer relationships, patents and other (3-18 years)	43,172	10,714	43,813	9,930
	$50,816	$10,714	$51,457	$9,930

The changes in the carrying amount of goodwill for the six month periods ended September 30, 2012 and 2011 are as follows (amounts in thousands):

	Six Months Ended September 30,
	2012	2011
Gross balance at the beginning of fiscal year	$36,676	$—
Acquisitions	—	36,676
Impairment charges	(1,092)	—
	$35,584	$36,676

Note 9. Segment and Geographic Information

The Company is organized into three business groups: Tantalum, the Ceramic Business Group (“Ceramic”), and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, general and administrative functions are shared by the business groups and substantially all expenses are allocated to each business group based on the business group’s respective budgeted net sales. Substantially all research and development expenses are direct costs to the respective business group.

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

Ceramic

Ceramic operates in two manufacturing sites in Mexico. This business group produces ceramic capacitors. The business group shares with Tantalum the Company’s product innovation center in the United States. In addition, Ceramic maintains a design and manufacturing plant for electrical transformers, inductors, chokes, coils and filters in the United States. Ceramic products are sold in all regions of the world.

Film and Electrolytic

Film and Electrolytic operates in fourteen manufacturing sites in Europe, Asia and North America. This business group produces film, paper, and electrolytic capacitors. Film and Electrolytic also operates a machinery division located in Italy that provides automation solutions for the manufacture, processing and assembly of metalized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices. In addition, this business group has a product innovation center in Sweden. Film and Electrolytic products are sold in all regions of the world.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and six months ended September 30, 2012 and 2011 (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net sales:
Tantalum	$109,308	$112,290	$218,507	$234,733
Ceramic	53,116	56,112	104,661	115,491
Film and Electrolytic	53,567	97,112	116,455	205,146
	$215,991	$265,514	$439,623	$555,370

Operating income (loss) (1):
Tantalum	$(579)	$10,601	$1,904	$28,013
Ceramic	6,882	10,553	13,479	21,409
Film and Electrolytic (2)	(20,323)	3,759	(33,448)	16,333
	$(14,020)	$24,913	$(18,065)	$65,755

Depreciation and amortization expenses:
Tantalum	$6,206	$6,705	$12,018	$12,913
Ceramic	1,864	2,002	3,929	3,805
Film and Electrolytic	3,450	3,145	7,230	6,293
	$11,520	$11,852	$23,177	$23,011

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Sales by region:
North and South America (“Americas”)	$62,243	$81,663	$122,728	$154,422
Europe, Middle East, Africa (“EMEA”)	70,673	106,897	150,058	209,609
Asia and Pacific Rim (“APAC”)	83,075	76,954	166,837	191,339
	$215,991	$265,514	$439,623	$555,370

(1)         Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Total restructuring:
Tantalum	$1,987	$864	$2,031	$899
Ceramic	1,081	49	1,179	88
Film and Electrolytic	5,454	692	6,576	1,643
	$8,522	$1,605	$9,786	$2,630

(2)         Film and Electrolytic incurred the following operating expenses (benefits): Goodwill impairment of $1.1 million, Write down of long-lived assets of $4.2 million and a Settlement gain on benefit plan of $(1.7) million.

The following table reflects each business group’s total assets as of September 30, 2012 and March 31, 2012 (amounts in thousands):

	September 30, 2012	March 31, 2012
Total assets:
Tantalum	$517,782	$511,193
Ceramic	183,863	201,971
Film and Electrolytic	239,152	262,388
	$940,797	$975,552

Note 10.  Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans which include seven plans in Europe, one plan in Singapore and two plans in Mexico and a postretirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts, which may change as actual costs for the fiscal year are determined.

In July 2012, Film and Electrolytic paid out retirement benefits which represented more than 20% of a plan’s pension obligation.  As a result, the Company recognized a settlement gain of $1.7 million.

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2012 and 2011 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Quarters Ended September 30,		Quarters Ended September 30,
	2012	2011	2012	2011
Net service cost	$415	$331	$—	$—
Interest cost	494	533	7	8
Expected return on net assets	(172)	(175)	—	—
Amortization:
Actuarial (gain) loss	130	96	(81)	(91)
Prior service cost	6	6	—	—
Settlement gain on benefit plan	(1,675)	—	—	—

Total net periodic benefit (income) costs	$(802)	$791	$(74)	$(83)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the six months ended September 30, 2012 and 2011 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net service cost	$829	$663	$—	$—
Interest cost	988	1,067	14	22
Expected return on net assets	(344)	(350)	—	—
Amortization:
Actuarial (gain) loss	260	191	(161)	(162)
Prior service cost	12	12	—	—
Settlement gain on benefit plan	(1,675)	—	—	—

Total net periodic benefit (income) costs	$70	$1,583	$(147)	$(140)

In fiscal year 2013, the Company expects to contribute up to $2.4 million to the pension plans of which the Company has contributed $1.5 million as of September 30, 2012.  The Company’s policy is to pay benefits as costs are incurred for the postretirement benefit plans.

Note 11. Stock-based Compensation

Stock Options

At September 30, 2012, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”). All of these plans were approved by the Company’s stockholders. The 2011 Incentive Plan has authorized the grant of up to 4.8 million shares of the Company’s common stock, which is comprised of 4.0 million shares under the new plan and 0.8 million shares which remained under the Prior Plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards.  Options issued under these plans vest within one to three years and expire ten years from the grant date.  Stock options granted to the Company’s Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015.  If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units.

Restricted Stock

The Company grants shares of its common stock as restricted stock to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. Restricted stock and restricted stock units granted to the Board of Directors vest within one year. Restricted stock granted to the Chief Executive Officer on January 27, 2010 vests 50% on June 30, 2014 and 50% on June 30, 2015 while restricted stock granted to the Chief Executive Officer on March 28, 2012 vests on June 30, 2017.  Once vested, restricted shares cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors, as applicable, resigns from his or her position, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership exceeds the target.  Restricted stock granted to the limited group of executives vests 25% per year over four years. In the third quarter of fiscal year 2013, 50 thousand shares of restricted stock units were granted to the non-management members of the Board of Directors.  As of September 30, 2012, there was $2.6 million in unrecognized compensation costs related to the unvested restricted stock based compensation arrangements granted.

Long Term Incentive Plans

The Company has various long term incentive plans (“LTIP”), the 2013/2014 LTIP is 60% based upon the achievement of an Adjusted EBITDA target over a two year period.  For the performance portion of the 2013/2014 LTIP, participants will receive 50% in cash, which, if earned, will be distributed after the end of the two-year measurement period, and 50% in restricted stock units which, if earned, will be distributed 50% after the end of the two-year measurement period and 50% one year after the end of the two-year measurement period.   The remaining 40% of the award is in the form of time-based restricted stock units which will vest one-third on the first, second and third anniversary of the establishment of the plan (May 14, 2013, 2014 and 2015).  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis.  In the six month periods ended September 30, 2012 and September 30, 2011, the Company recorded an expense of $0.5 million and $1.4 million, respectively.  The expense recorded for the 2013/2014 LTIP relates to the time-based restricted stock units.  No expense has been recorded related to the performance piece of the 2013/2014 LTIP, the Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

The compensation expense associated with stock-based compensation for the quarters ended September 30, 2012 and 2011 are recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended September 30, 2012			Quarter Ended September 30, 2011
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$214	$121	$88	$81	$—	$125
Selling, general and administrative expenses	242	356	161	144	135	499
Research and development	32	—	28	—	—	—
	$488	$477	$277	$225	$135	$624

The compensation expense associated with stock-based compensation for the six months ended September 30, 2012 and 2011 are recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Six Months Ended September 30, 2012			Six Months Ended September 30, 2011
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$426	$242	$156	$165	$—	$290
Selling, general and administrative expenses	496	754	334	291	270	1,159
Research and development	50	—	48	—	—	—
	$972	$996	$538	$456	$270	$1,449

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the six month periods ended September 30, 2012 and 2011. Approximately 21 thousand and 52 thousand stock options were exercised in the six months ended September 30, 2012 and 2011, respectively.

Note 12. Income Taxes

During the second quarter of fiscal year 2013, the Company incurred $1.8 million of income tax expense which is entirely related to income taxes for foreign operations.  There is no U.S. federal income tax benefit from the second quarter fiscal year 2013 loss due to a valuation allowance on deferred tax assets.

During the second quarter of fiscal year 2012, the Company incurred $2.0 million of income tax expense which was comprised of $2.2 million of income tax expense from foreign operations and $0.2 million of state income tax benefit related to a prior year refund. There was no U.S. federal income tax expense related to the second quarter fiscal year 2012 earnings due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

Income tax expense for the six month period ended September 30, 2012 was $3.6 million, comprised of $3.5 million related to foreign operations and $0.1 million of state income tax expense.

Income tax expense for the six month period ended September 30, 2011 was $3.8 million, comprised of $4.8 million related to foreign operations, a $0.9 million U.S. federal income tax benefit related to a prior year settlement, and $0.1 million of state income tax benefit.

Note 13. Reconciliation of Basic and Diluted Net Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS (amounts in thousands, except per share data):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(24,921)	$14,318	$(42,674)	$46,167

Denominator:
Weighted-average shares outstanding:
Basic	44,911	44,370	44,860	41,924
Assumed conversion of employee stock options	—	299	—	335
Assumed conversion of warrants	—	7,561	—	10,048
Diluted	44,911	52,230	44,860	52,307

Net income (loss) per share:
Basic	$(0.55)	$0.32	$(0.95)	$1.10
Diluted	$(0.55)	$0.27	$(0.95)	$0.88

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Assumed conversion of employee stock options	1,454	903	1,444	710
Assumed conversion of warrants	6,591	—	6,929	—

Note 14.  Stockholders’ Equity

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

Note 15. Concentrations of Risks

Sales and Credit Risks

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers.  One customer, TTI, Inc., accounted for over 10% of the Company’s net sales in the quarters and six months ended September 30, 2012 and 2011.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at September 30, 2012 or March 31, 2012.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 44% of the Company’s net sales in the six months ended September 30, 2012 and 2011.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

As of September 30, 2012, KEMET had approximately 10,000 employees in the following locations:

Mexico	5,000
Asia	2,500
Europe	1,900
United States	600

The number of employees represented by labor organizations at KEMET locations in each of the following countries is:

Mexico	3,400
Italy	700
Bulgaria	250
Indonesia	200
China	200
Finland	200
Portugal	100
Sweden	100

For fiscal year 2012 and the current fiscal year to date, the Company has not experienced any major work stoppages. The Company’s labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease labor costs.

Note 16. Condensed Consolidating Financial Statements

The 10.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) and secured by a first priority lien on 51% of the capital stock of certain of our foreign restricted subsidiaries (“Non-Guarantor Subsidiaries”).  The Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are not consistent with the Company’s business groups or geographic operations; accordingly this basis of presentation is not intended to present the Company’s financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. The Company is required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company’s public debt to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

In fiscal year 2012, the Company incorrectly reflected transactions between the Parent and the Guarantor Subsidiaries in the Condensed Consolidating Financial Statements which did not impact the consolidated results.  As of March 31, 2012, this resulted in an understatement of the Guarantor Subsidiaries’ retained earnings, intercompany receivables and net income by $27.8 million.  Management concluded that the correction of prior periods is immaterial; and accordingly, previous filings have not been revised.  However, during the current period, the Company has corrected its disclosure of the Condensed Consolidating Balance Sheet as of March 31, 2012.  Future filings will be corrected as applicable.

In the second quarter of fiscal year 2013, the Company recorded a year-to-date adjustment to properly reflect transactions between the Parent and Guarantor Subsidiaries in the Condensed Consolidating Financial Statements which did not impact the consolidated results. Management concluded that the correction of the first quarter of fiscal year 2013 is immaterial; and accordingly, the previous filing has not been revised.

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

September 30, 2012

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,398	$118,578	$33,519	$—	$160,495
Accounts receivable, net	—	41,154	58,006	—	99,160
Intercompany receivable	268,826	214,603	215,640	(699,069)	—
Inventories, net	—	129,429	95,344	—	224,773
Prepaid expenses and other	276	14,258	26,507	—	41,041
Deferred income taxes	—	872	4,786	—	5,658
Total current assets	277,500	518,894	433,802	(699,069)	531,127
Property and equipment, net	14	114,612	201,556	—	316,182
Investments in subsidiaries	431,379	467,565	10,678	(909,622)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	30,899	9,203	—	40,102
Other assets	7,404	6,347	4,051	—	17,802
Long-term intercompany receivable	76,659	60,250	2,881	(139,790)	—
Total assets	$792,956	$1,234,151	$662,171	$(1,748,481)	$940,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$25	$1,551	$—	$1,576
Accounts payable, trade	57	38,862	43,237	—	82,156
Intercompany payable	60,976	451,005	159,226	(671,207)	—
Accrued expenses	35,523	17,008	36,092	—	88,623
Income taxes payable	(2,947)	3,055	514	—	622
Total current liabilities	93,609	509,955	240,620	(671,207)	172,977
Long-term debt, less current portion	359,066	—	555	—	359,621
Other non-current obligations	26,968	4,504	58,626	—	90,098
Deferred income taxes	—	1,007	3,781	—	4,788
Long-term intercompany payable	—	76,659	63,131	(139,790)	—
Stockholders’ equity	313,313	642,026	295,458	(937,484)	313,313

Total liabilities and stockholders’ equity	$792,956	$1,234,151	$662,171	$(1,748,481)	$940,797

Condensed Consolidating Balance Sheet

March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,933	$178,205	$24,383	$—	$210,521
Accounts receivable, net	—	42,706	62,244	—	104,950
Intercompany receivable	251,970	55,863	171,921	(479,754)	—
Inventories, net	—	121,611	90,623	—	212,234
Prepaid expenses and other	306	13,537	18,416	—	32,259
Deferred income taxes	—	192	6,178	—	6,370
Total current assets	260,209	412,114	373,765	(479,754)	566,334
Property and equipment, net	20	114,615	201,213	—	315,848
Investments in subsidiaries	454,517	435,970	(4,622)	(885,865)	—
Goodwill	—	36,676	—	—	36,676
Intangible assets, net	—	31,630	9,897	—	41,527
Other assets	7,796	6,160	1,211	—	15,167
Long-term intercompany receivable	79,185	62,235	1,065	(142,485)	—
Total assets	$801,727	$1,099,400	$582,529	$(1,508,104)	$975,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$25	$1,926	$—	$1,951
Accounts payable, trade	460	35,206	39,490	(752)	74,404
Intercompany payable	34,830	315,906	122,799	(473,535)	—
Accrued expenses	30,747	23,007	35,325	—	89,079
Income taxes payable	(2,778)	3,031	2,003	—	2,256
Total current liabilities	63,259	377,175	201,543	(474,287)	167,690
Long-term debt, less current portion	343,539	—	1,841	—	345,380
Other non-current obligations	35,933	5,400	59,896	—	101,229
Deferred income taxes	—	272	1,985	—	2,257
Long-term intercompany payable	—	79,185	63,300	(142,485)	—
Stockholders’ equity	358,996	637,368	253,964	(891,332)	358,996

Total liabilities and stockholders’ equity	$801,727	$1,099,400	$582,529	$(1,508,104)	$975,552

Condensed Consolidating Statement of Operations

For the Quarter Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$233,867	$226,355	$(244,231)	$215,991

Operating costs and expenses:
Cost of sales	675	214,546	201,726	(233,894)	183,053
Selling, general and administrative expenses	13,436	10,977	13,907	(10,337)	27,983
Research and development	59	4,741	2,033	—	6,833
Restructuring charges	—	1,797	6,725	—	8,522
Goodwill impairment	—	1,092	—	—	1,092
Write down of long-lived assets	—	—	4,234	—	4,234
Settlement gain on benefit plan	—	—	(1,675)	—	(1,675)
Net gain on sales and disposals of assets	—	—	(31)	—	(31)
Total operating costs and expenses	14,170	233,153	226,919	(244,231)	230,011

Operating income (loss)	(14,170)	714	(564)	—	(14,020)

Other (income) expense, net	(3,224)	11,493	845	—	9,114
Equity in earnings of subsidiaries	13,975	—	—	(13,975)	—
Income (loss) before income taxes	(24,921)	(10,779)	(1,409)	13,975	(23,134)

Income tax expense	—	47	1,740	—	1,787

Net income (loss)	$(24,921)	$(10,826)	$(3,149)	$13,975	$(24,921)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Quarter Ended September 30, 2012

Comprehensive income (loss)	$2,015	$(663)	$1,079	$—	$2,431

Condensed Consolidating Statement of Operations

For the Quarter Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$249,751	$245,315	$(229,552)	$265,514
Operating costs and expenses:
Cost of sales	124	200,097	225,122	(222,024)	203,319
Selling, general and administrative expenses	5,617	17,496	13,621	(8,379)	28,355
Research and development	—	5,276	2,086	—	7,362
Restructuring charges	—	1,357	248	—	1,605
Net (gain) loss on sales and disposals of assets	—	10	(50)	—	(40)
Total operating costs and expenses	5,741	224,236	241,027	(230,403)	240,601

Operating income (loss)	(5,741)	25,515	4,288	851	24,913

Other (income) expense, net	(3,221)	15,907	(4,138)	—	8,548
Equity in earnings of subsidiaries	(16,584)	—	—	16,584	—
Income before income taxes	14,064	9,608	8,426	(15,733)	16,365

Income tax expense (benefit)	(254)	(506)	2,807	—	2,047

Net income	$14,318	$10,114	$5,619	$(15,733)	$14,318

Condensed Consolidating Statement of Comprehensive Loss

Quarter Ended September 30, 2011

Comprehensive loss	$(5,633)	$(1,300)	$(4,650)	$—	$(11,583)

Condensed Consolidating Statement of Operations

For the Six Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$474,811	$455,070	$(490,258)	$439,623

Operating costs and expenses:
Cost of sales	1,093	432,864	409,303	(468,886)	374,374
Selling, general and administrative expenses	15,041	31,720	29,849	(21,372)	55,238
Research and development	100	10,029	4,437	—	14,566
Restructuring charges	—	1,960	7,826	—	9,786
Goodwill impairment	—	1,092	—	—	1,092
Write down of long-lived assets	—	—	4,234	—	4,234
Settlement gain on benefit plan	—	—	(1,675)	—	(1,675)
Net loss on sales and disposals of assets	—	33	40	—	73
Total operating costs and expenses	16,234	477,698	454,014	(490,258)	457,688

Operating income (loss)	(16,234)	(2,887)	1,056	—	(18,065)

Other (income) expense, net	6,963	14,652	(564)	—	21,051
Equity in earnings of subsidiaries	19,477	—	—	(19,477)	—
Income (loss) before income taxes	(42,674)	(17,539)	1,620	19,477	(39,116)

Income tax expense	—	107	3,451	—	3,558

Net loss	$(42,674)	$(17,646)	$(1,831)	$19,477	$(42,674)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended September 30, 2012

Comprehensive income (loss)	$(2,526)	$379	$(3,215)	$—	$(5,362)

Condensed Consolidating Statement of Operations

For the Six Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$519,438	$525,337	$(489,405)	$555,370

Operating costs and expenses:
Cost of sales	286	426,505	459,690	(472,658)	413,823
Selling, general and administrative expenses	17,066	33,211	25,715	(17,361)	58,631
Research and development	—	10,303	4,145	—	14,448
Restructuring charges	—	1,838	792	—	2,630
Net loss on sales and disposals of assets	3	29	51	—	83
Total operating costs and expenses	17,355	471,886	490,393	(490,019)	489,615

Operating income (loss)	(17,355)	47,552	34,944	614	65,755

Other (income) expense, net	(7,666)	23,951	(544)	69	15,810
Equity in earnings of subsidiaries	(54,664)	—	—	54,664	—
Income before income taxes	44,975	23,601	35,488	(54,119)	49,945

Income tax expense (benefit)	(1,192)	97	4,873	—	3,778

Net income	$46,167	$23,504	$30,615	$(54,119)	$46,167

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended September 30, 2011

Comprehensive loss	$(4,174)	$(1,059)	$(3,199)	$—	$(8,432)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(9,510)	$(48,750)	$31,636	$—	$(26,624)

Investing activities:
Capital expenditures	—	(9,877)	(20,466)	—	(30,343)
Net cash used in investing activities	—	(9,877)	(20,466)	—	(30,343)

Financing activities:
Proceeds from issuance of debt	15,825	—	—	—	15,825
Deferred acquisition payments	(5,617)	(1,000)	—	—	(6,617)
Payments of long-term debt	—	—	(1,576)	—	(1,576)
Proceeds from exercise of stock options	42	—	—	—	42
Debt issuance costs	(275)	—	—	—	(275)
Net cash provided by (used in) financing activities	9,975	(1,000)	(1,576)	—	7,399
Net increase (decrease) in cash and cash equivalents	465	(59,627)	9,594	—	(49,568)
Effect of foreign currency fluctuations on cash	—	—	(458)	—	(458)
Cash and cash equivalents at beginning of fiscal period	7,933	178,205	24,383	—	210,521
Cash and cash equivalents at end of fiscal period	$8,398	$118,578	$33,519	$—	$160,495

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by operating activities	$4,214	$32,545	$14,230	$—	$50,989

Investing activities:
Capital expenditures	(1)	(11,505)	(8,599)	—	(20,105)
Acquisition, net of cash received	—	(11,584)	—	—	(11,584)
Net cash used in investing activities	(1)	(23,089)	(8,599)	—	(31,689)

Financing activities:
Payments of long-term debt	(4,084)	—	—	—	(4,084)
Net payments under other credit facilities	—	—	(3,153)	—	(3,153)
Proceeds from exercise of stock options	159	—	—	—	159
Debt issuance costs	—	(29)	—	—	(29)
Change in restricted cash	—	(36,497)	—	—	(36,497)
Net cash used in financing activities	(3,925)	(36,526)	(3,153)	—	(43,604)
Net increase (decrease) in cash and cash equivalents	288	(27,070)	2,478	—	(24,304)
Effect of foreign currency fluctuations on cash	—	—	(584)	—	(584)
Cash and cash equivalents at beginning of fiscal period	6,417	119,326	26,308	—	152,051
Cash and cash equivalents at end of fiscal period	$6,705	$92,256	$28,202	$—	$127,163

Note 17. Subsequent Event

On August 28, 2012, the Company entered into an agreement, as amended on the same date (the “Agreement”), with an original equipment manufacturer (the “OEM”) pursuant to which the OEM agreed to advance KEMET $24.0 million (the “Advance Payment”).  The Agreement provides that on a monthly-basis starting eight months following the receipt of the Advance Payment, the Company will pay the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by us for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET’s price within 110% of the third-party price.  Thirty-two months after the date of the Advance Payment, the outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, the Company delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012.  On October 22, 2012 the Company received the Advance Payment from the OEM.

On October 26, 2012, the Company expanded the global restructuring plan to include additional headcount reductions which are expected to result in additional termination charges of approximately $4.0 to $5.0 million during the second half of fiscal year 2013.  In addition, the Company is beginning a restructuring of its Evora, Portugal manufacturing facility, which is expected to be completed during the fourth quarter ending March 31, 2013.  As a part of our ongoing commitment to expand our polymer capacity the Company will be moving certain Tantalum manufacturing equipment from the Evora, Portugal facility to a manufacturing facility in Mexico and the remainder of the equipment will be disposed.  The Company estimates that it will write-off approximately $5.0 to $7.0 million in equipment and incur termination benefits in the range of $4.0 to $4.5 million.  The Company will also have the manufacturing facility appraised to determine if there is an indicator of impairment.  The expected future total cash expenditures are estimated to be $8.0 to $9.5 million for the termination benefits described above.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iii) an increase in the cost or a decrease in the availability of our raw materials; (iv) changes in the competitive environment; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) economic, political, or regulatory changes in the countries in which we operate; (vii) difficulties, delays or unexpected costs in completing the restructuring plan; (viii) equity method investments expose us to a variety of risks; (ix) acquisitions and other strategic transactions expose us to a variety of risks; (x)  the inability to attract, train and retain effective employees and management; (xi) the inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xiv) subject to international laws relating to trade, export controls and foreign corrupt practices; (xv) volatility of financial and credit markets affecting our access to capital; (xvi) the need to reduce the total costs of our products to remain competitive; (xvii) potential limitation on the use of net operating losses to offset possible future taxable income; (xviii) restrictions in our debt agreements that limit our flexibility in operating our business; and (xix) additional exercise of the warrant by K Equity, LLC which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.

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

Business Overview

We are a leading global manufacturer of a wide variety of capacitors. Our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes. We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2012, we shipped approximately 32 billion capacitors and in the six month period ended September 30, 2012, we shipped approximately 17 billion capacitors. We believe the long term demand for various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We operate 22 production facilities and employ approximately 10,000 employees worldwide. We manufacture capacitors in Europe, North America, and Asia. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.  For the six month period ended September 30, 2012 and for fiscal year 2012, our consolidated net sales were $439.6 million and $984.8 million, respectively.

We are organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. The Film and Electrolytic business group operates a machinery division located in Italy that provides automation solutions for the manufacture, processing and assembly of metalized films, film/foil and electrolytic capacitors; and designs, assembles; and installs automation solutions for the production of energy storage devices.  Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and the costs of these functions are allocated to the business groups. In addition, all corporate costs are allocated to the business groups.

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

Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in the six month period ended September 30, 2012. Our largest customer is a distributor, and no single end use customer accounted for more than 7% of our net sales in the six month period ended September 30, 2012. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.

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

Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During the six month periods ended September 30, 2012 and 2011, respectively, specialty products accounted for 40.5% and 37.4% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecommunication infrastructure, and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award has enabled us to produce film capacitors within the United States to support alternative energy products and green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market domestically.  We began production in the fourth quarter of fiscal year 2012.

Low-Cost Production.    We believe we have some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China. We believe our manufacturing facilities in China have low production costs and are in close proximity to the large and growing Chinese market; in addition, we have the ability to increase capacity and change product mix to meet our customers’ needs. We believe our operations in Mexico are among the most cost-efficient in the world.  In addition, we believe our manufacturing facility in Bulgaria has low production costs and in the second quarter of fiscal year 2013 we expanded our manufacturing to Macedonia which we believe will also have low production costs.

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

One KEMET Campaign.    We continue to focus on improving our business capabilities through various initiatives that all fall under our One KEMET campaign. The One KEMET campaign aims to ensure that we as a company are focused on the same goals and working with the same processes and systems to ensure consistent quality and service. This effort was launched to ensure that as we continue to grow we not only remain grounded in our core principles but that we use those principles, operating procedures and systems as the foundation from which to expand. These initiatives include our global Oracle software implementation which we expect to complete in the first half of fiscal year 2014, our Lean and Six Sigma culture evolution and our global customer accounts management system which is now in place and growing.

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

Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers’ varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During the second quarter of fiscal year 2013, we introduced 31,126 new products of which 19,166 were first to market, and specialty products accounted for 40.5% of our revenue over this period.

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

Selectively Target Complementary Acquisitions and Equity Investments.    As strategic opportunities are identified, we will evaluate and possibly pursue them if they would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers’ technologies and our current product offerings. For example, on February 21, 2012, the Company completed its acquisition of Niotan Incorporated (whose name was subsequently changed to KEMET Blue Powder Corporation (“Blue Powder”)), a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP.

Promote the KEMET Brand Globally.    We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar year 2012 we received Rockwell Collins’ “Top Supplier Award” and in calendar year 2011, we received the “Supplier of the Year Award” from TTI, Inc. and from Arrow Electronics, Inc., both of which are electronics distributors.

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

Recent Developments and Trends

Net sales for the quarter ended September 30, 2012 were $216.0 million, which is an 18.7% decrease over the same quarter last fiscal year.  Net sales for the six month period ended September 30, 2012 were $439.6 million, which is a 20.8% decrease over the same period last fiscal year.

Shift to Lower Cost Production

In September 2012 we began production in Skopje, Macedonia; this facility will allow for a significant reduction in cost while increasing our total production capability.  In addition, we initiated the relocation of some of our Film and Electrolytic manufacturing operations to our manufacturing facility in Evora, Portugal.

Impairment Charge

Our annual goodwill impairment test is assessed as of May 31st of each fiscal year. Testing was not completed prior to the deadline for filing our Form 10-Q for the first quarter ended June 30, 2012.  Due to reduced earnings and cash flows caused by macro-economic factors and excess capacity issues in our industry, we revised our earnings forecast; and as a result, recorded a $1.1 million goodwill impairment charge in the second quarter of fiscal year 2013, which represents all of the goodwill related to the KEMET Foil Manufacturing, LLC (“KEMET Foil”) reporting unit.

Write Down of Long-Lived Assets

During the second quarter of fiscal year 2013, the Company incurred impairment charges totaling $4.2 million related to Film and Electrolytic Business Group (“Film and Electrolytic”). In connection with the consolidation of two manufacturing facilities within Italy, the Company obtained appraisals for these facilities.  These appraisals indicated that there was a decrease in the market price of the manufacturing facilities; and therefore, the carrying amounts for these manufacturing facilities were reviewed for recoverability.  It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

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

Equity Investment

On July 11, 2012, we received antitrust clearance from the European Commission under the European Union Merger Regulation for the previously announced intent to acquire a 34% economic interest in NEC Tokin by KEMET Electronics Corporation, our wholly owned subsidiary.  On October 29, 2012 we were informed by the Chinese Ministry of Commerce (“MOFCOM”) that its regulatory review of this proposed transaction would be extended by a period of no more than 60 days, expiring December 31, 2012.   Such an extended review period is not uncommon, and MOFCOM can grant regulatory clearance at any time during such review period.  MOFCOM has not informed us of any substantive concerns regarding the proposed transaction.   While a definitive closing date cannot yet be determined, we now expect that the transaction will close either near the end of our third fiscal quarter ending December 31, 2012, or during our fourth fiscal quarter ending March 31, 2013.

Advance

On August 28, 2012, we entered into an agreement, as amended on the same date (the “Agreement”), with an original equipment manufacturer (the “OEM”) pursuant to which the OEM agreed to advance us $24.0 million (the “Advance Payment”).  The Agreement provides that on a monthly-basis starting eight months following the receipt of the Advance Payment, we will pay the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by us for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and KEMET for a price adjustment during the current quarter which would bring our price within 110% of the third-party price.  Thirty-two months after the date of the Advance Payment, the outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, we delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012.  On October 22, 2012 we received the Advance Payment from the OEM.

Restructuring

On July 25, 2012, we committed to a global restructuring plan to respond to the continued economic slowdown and in the quarter ended September 30, 2012 we incurred a $7.5 million charge to earnings related to termination benefits.  On October 26, 2012, we expanded the global restructuring plan to include additional headcount reductions, which are expected to result in additional termination charges of approximately $4.0 to $4.5 million during the second half of fiscal year 2013.  In addition, we are beginning the restructuring of our Evora, Portugal manufacturing facility which is expected to be completed during our fourth quarter ending March 31, 2013.  As a part our ongoing commitment to expand our polymer capacity we will be moving certain Tantalum manufacturing equipment from the Evora, Portugal facility to our manufacturing facility in Mexico and the remainder of the equipment will be disposed.  We will write-off approximately $5.0 to $7.0 million in equipment and incur termination benefits in the range of $4.0 to $4.5 million.  We will also have the manufacturing facility appraised to determine if there is an indicator of impairment.  In addition to facilitating our polymer expansion in Mexico this action will reduce Tantalum’s operating costs as well as reduce our inventories and in turn, improve cash flow as we complete this fiscal year.  The expected future total cash expenditures are estimated to be $8.0 to $9.5 million for the termination benefits described above.

Outlook

For the third quarter of fiscal year 2013, we expect net sales to decrease 4 to 9% compared to the quarter ended September 30, 2012.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Second Quarter of Fiscal Year 2013 with the Second Quarter of Fiscal Year 2012

The following table sets forth the operating income (loss) for each of our business segments for the quarters ended September 30, 2012 and September 30, 2011.  The table also sets forth each of the segments’ net sales as a percent to total net sales and the net income (loss) components as a percent to total net sales (dollars in thousands):

	Quarters Ended
	September 30, 2012		September 30, 2011
	Amount	% to Total sales	Amount	% to Total sales
Net sales
Tantalum	$109,308	50.6%	$112,290	42.3%
Ceramic	53,116	24.6%	56,112	21.1%
Film and Electrolytic	53,567	24.8%	97,112	36.6%
	$215,991	100.0%	$265,514	100.0%

Gross margin
Tantalum	$17,168		$26,747
Ceramic	15,984		18,387
Film and Electrolytic	(214)		17,061
	32,938	15.2%	62,195	23.4%

SG&A expenses
Tantalum	12,278		11,659
Ceramic	6,293		6,083
Film and Electrolytic	9,412		10,613
	27,983	13.0%	28,355	10.7%

R&D expenses
Tantalum	3,488		3,623
Ceramic	1,726		1,702
Film and Electrolytic	1,619		2,037
	6,833	3.2%	7,362	2.8%

Restructuring charges
Tantalum	1,987		864
Ceramic	1,081		49
Film and Electrolytic	5,454		692
	8,522	3.9%	1,605	0.6%

Other operating expenses
Tantalum	(6)		—
Ceramic	2		—
Film and Electrolytic	3,624		(40)
	3,620	1.7%	(40)	0.0%

Operating income (loss)
Tantalum	(579)		10,601
Ceramic	6,882		10,553
Film and Electrolytic	(20,323)		3,759
	(14,020)	-6.5%	24,913	9.4%

Other (income) expense, net	9,114	4.2%	8,548	3.2%
Income (loss) before income taxes	(23,134)	-10.7%	16,365	6.2%
Income tax expense	1,787	0.8%	2,047	0.8%
Net income (loss)	$(24,921)	-11.5%	$14,318	5.4%

Consolidated Comparison of the Second Quarter of Fiscal Year 2013 with the Second Quarter of Fiscal Year 2012

Net Sales

Net sales for the quarter ended September 30, 2012 were $216.0 million compared to $265.5 million in the second quarter of fiscal year 2012, an 18.6% decrease primarily due to a 6.1% decrease in unit sales volume.  The decrease in Ceramic and Film and Electrolytic unit sales volumes are due to a general softening of the market.  The decrease in unit sales volume for Ceramic and Film and Electrolytic was partially offset by an increase in average selling prices due to favorable product mix shifts.  Tantalum incurred a unit sales volume increase due to a shift from EMEA to Asia, however, this was offset by a 14.8% decrease in average selling prices due to the regional shift to sales in Asia.  The other driver for the decrease in net sales related to Film and Electrolytic’s machinery division net sales which had a decrease of $11.5 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012 due to a decrease in unit sales volume.

The following table reflects the percentage of net sales by region for the quarters ended September 30, 2012 and 2011:

	Quarters Ended September 30,
	2012	2011
Americas	29%	31%
EMEA	33%	40%
APAC	38%	29%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended September 30, 2012 and 2011:

	Quarters Ended September 30,
	2012	2011
Distributors	42%	43%
EMS	18%	12%
OEM	40%	45%
	100%	100%

Gross Margin

Gross margin as a percentage of net sales decreased from 23.4% in the second quarter of fiscal year 2012 to 15.2% in the second quarter of fiscal year 2013.  The primary contributors to the decline in gross margin were lower unit sales volume and our inability to reduce our operating costs in proportion with the decline in production volumes.  In addition, for Tantalum, efforts to reduce costs through vertical integration and lean/process engineering improvements are ongoing, but have not been able to offset the significant unfavorable shift in regional sales mix.  In addition, we incurred $1.9 million of plant start-up costs in the second quarter of fiscal year 2013 compared to $0.7 million in the second quarter of fiscal year 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $28.0 million, or 13.0% of net sales for the second quarter of fiscal year 2013 compared to $28.4 million or 10.7% of net sales for second quarter of fiscal year 2012.  The $0.4 million decrease in SG&A expenses primarily consist of a $1.7 million decrease in selling and incentive expense consistent with the decrease in net sales and a $0.4 million decrease in professional fees.   Partially offsetting these decreases was a $0.9 million increase in costs related to our anticipated equity investment in NEC Tokin, we incurred a $0.6 million expense related to contributions to charitable organizations involved in the establishment and improvement of health and educational facilities in the Democratic Republic of the Congo and a $0.2 million increase in ERP integration costs due to an increase in activities as we work toward completing Oracle ERP implementations during the first half of fiscal year 2014.

Research and Development

Research and development (“R&D”) expenses were $6.8 million or 3.2% of net sales for the second quarter of fiscal year 2013, compared to $7.4 million, or 2.8% of net sales for the second quarter of fiscal year 2012. The 7.2% decrease resulted from a headcount reduction taken in the second quarter of fiscal year 2013 to align the R&D expenses with an acceptable percentage of Net sales.

Restructuring Charges

We incurred $8.5 million in restructuring charges in the second quarter of fiscal year 2013 compared to $1.6 million in restructuring charges in the second quarter of fiscal year 2012.  Restructuring charges in the second quarter of fiscal year 2013 included $3.9 million for reductions in workforce across the Company as a whole in response to lower volumes and demand, and reducing overhead within the Company as a whole.  In addition, we incurred $2.8 million in termination benefits associated with the initial phase of converting the Landsberg, Germany manufacturing facility into a technology center, and $0.8 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center.  The total termination benefits expected for the conversion of the Weymouth manufacturing facility are $2.6 million of which $1.7 million have been recognized, the expected completion is the third quarter of fiscal year 2014. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.0 million for relocation of equipment to China, Bulgaria, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy. The restructuring charges in the second quarter of fiscal year 2012 included $1.0 million for headcount reductions in Tantalum’s Mexico operations and $0.6 million for the relocation of equipment to Mexico and China.

Operating Income (Loss)

Operating loss for the quarter ended September 30, 2012 was $14.0 million compared to operating income of $24.9 million for the quarter ended September 30, 2011 primarily due to a $29.3 million decrease in gross margin for the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012.  During the second quarter of fiscal year 2013, a $4.2 million loss was realized on the impairment of two manufacturing facilities in Italy.  In addition, $1.1 million was recognized for goodwill impairment in the second quarter of fiscal year 2013.  This was offset by a $1.7 million settlement gain on a defined benefit pension plan recognized in the second quarter of fiscal year 2013.  Additionally, restructuring charges increased $6.9 million in the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012.  These expense increases were offset by decreases in R&D and SG&A expenses of $0.5 million and $0.4 million, respectively in the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012.

Other (Income) Expense, net

Other (income) expense, net was an expense of $9.1 million in the second quarter of fiscal year 2013 compared to an expense of $8.5 million in the second quarter of fiscal year 2012.  Interest expense for the second quarter of fiscal year 2013 increased $2.9 million compared to the second quarter of fiscal year 2012 due to an $125 million increase in our 10.5% Senior Notes.   In addition, during the second quarter of fiscal year 2013, we recognized a $0.4 million foreign currency exchange gain as compared to a $1.4 million loss on foreign currency exchange in the second quarter of fiscal year 2012, primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.

Income Taxes

Income tax expense for the second quarter of fiscal year 2013 was $1.8 million compared to a $2.0 million of income tax expense for the second quarter fiscal year 2012.  Income tax expense for the second quarter of fiscal year 2013 was comprised of $1.8 million related to income taxes for foreign operations.  There is no U.S. federal income tax benefit from the second quarter of fiscal year 2013 loss due to a valuation allowance on deferred tax assets.

Income tax expense for the second quarter of fiscal year 2012 was comprised of $2.2 million of income tax expense from foreign operations and $0.2 million of state income tax benefit. There was no U.S. federal income tax expense related to the second quarter of fiscal year 2012 earnings due to the utilization of net operating loss carryforward deductions.

Business Groups Comparison of the Quarter Ended September 30, 2012 with the Quarter Ended September 30, 2011

Tantalum

The following table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income (loss) and Operating income (loss) as a percentage of Net sales for our Tantalum business group for the quarters ended September 30, 2012 and 2011 (amounts in thousands, except percentages):

	Quarters Ended
	September 30, 2012		September 30, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$109,308		$112,290
Gross margin	17,168	15.7%	26,747	23.8%
Operating income (loss)	(579)	-0.5%	10,601	9.4%

Net Sales

Net sales decreased 2.7% during the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012.  Average selling prices decreased 14.8% for the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012.  The decrease in average selling prices was primarily due to a regional shift from EMEA to Asia.  The decrease in average selling prices was partially offset by a 14.3% increase in unit sales volume during the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012.   The current difficult economic environment in EMEA decreased net sales to $23.5 million in the second quarter of fiscal year 2013 as compared to $39.8 million in the second quarter of fiscal year 2012.  Net sales in Asia increased to $57.5 million in the second quarter of fiscal year 2013 as compared to $42.8 million in the second quarter of fiscal year 2012.

Gross Margin

Gross margin decreased by $9.6 million during the quarter ended September 30, 2012, as compared to the quarter ended September 30, 2011.  The decrease in gross margin was significantly impacted by the shift in net sales from higher margin EMEA products to lower margin products sold into Asia.  In addition, plant start-up cost related to the vertical integration efforts totaled $0.5 million in the quarter ended September 30, 2012.  Efforts to reduce costs through vertical integration and lean/process engineering improvements are ongoing, but have not been able to offset the significant unfavorable shift in regional sales mix.

Operating Income (Loss)

Operating loss for the second quarter of fiscal year 2013 was $(0.6) million compared to operating income of $10.6 million in the second quarter of fiscal year 2012.  The $11.2 million decrease was attributable to a decrease in gross margin of $9.6 million, a $1.1 million increase in restructuring charges and an increase in SG&A expenses of $0.6 million when comparing the second quarter of fiscal year 2013 to the second quarter of fiscal year 2012.  This decrease was partially offset by a $0.1 million decrease in R&D expenses in the second quarter of fiscal year 2013 as compared to the same quarter of fiscal year 2012.

Ceramic

The following table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Operating income and Operating income as a percentage of Net sales for our Ceramic business group for the quarters ended September 30, 2012 and 2011 (amounts in thousands, except percentages):

	Quarters Ended
	September 30, 2012		September 30, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$53,116		$56,112
Gross margin	15,984	30.1%	18,387	32.8%
Operating income (loss)	6,882	13.0%	10,553	18.8%

Net Sales

Net sales decreased by 5.3% during the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012 primarily due to a decrease in unit sales volume. Unit sales volume decreased 6.4% during the second quarter of fiscal year 2013, as compared to the second quarter of fiscal year 2012 due to excess capacity in the marketplace in the second quarter of fiscal year 2013.  In the second quarter of fiscal year 2012, we increased our unit sales volume due to the market’s response to the tsunami in Japan.

Gross Margin

Gross margin as a percentage of Ceramic net sales decreased to 30.1% as compared to 32.8% in the second quarter of fiscal year 2012.  The driver of the gross margin percentage decrease was primarily attributable to a decrease in unit sales volume.

Operating Income

Operating income for the second quarter of fiscal year 2013 decreased $3.7 million due to a $2.4 million decrease in gross margin when comparing the second quarter of fiscal year 2013 to the second quarter of fiscal year 2012.  In addition, restructuring charges increased $1.0 million and SG&A expenses increased $0.2 million when comparing the second quarter of fiscal year 2013 to the second quarter of fiscal year 2012.

Film and Electrolytic

The following table sets forth Net sales, Gross margin (loss), Gross margin (loss) as a percentage of Net sales, Operating income (loss) and Operating income (loss) as a percentage of Net sales for our Film and Electrolytic business group for the quarters ended September 30, 2012 and 2011 (amounts in thousands, except percentages):

	Quarters Ended
	September 30, 2012		September 30, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$53,567		$97,112
Gross margin (loss)	(214)	-0.4%	17,061	17.6%
Operating income (loss)	(20,323)	-37.9%	3,759	3.9%

Net Sales

Net sales decreased 44.8% in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. Average selling prices for capacitors increased 7.8% in the second quarter of fiscal year 2013 as compared to the same quarter last year. Average selling prices improved due to a favorable shift in product line mix. Capacitor unit sales volume for the second quarter of fiscal year 2013 decreased 36.9% compared to the second quarter of fiscal year 2012 due to an overall decrease in customer demand seen across all regions and channels. Capacitor net sales were unfavorably impacted by $4.3 million related to foreign exchange, primarily the Euro.  The Film and Electrolytic machinery division’s net sales decreased by $11.5 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.  The decrease in the Film and Electrolytic machinery division’s net sales is primarily due to a decrease in unit sales volume and a $0.8 million unfavorable impact related to foreign exchange.

Gross Margin (Loss)

Gross margin (loss) as a percentage of Film and Electrolytic net sales decreased to (0.4)% in the second quarter of fiscal year 2013 as compared to 17.6% in the second quarter of fiscal year 2012.  The decrease is primarily due to a decrease in capacitor unit sales volumes and lower production levels.  In addition, we incurred $1.4 million of plant start-up costs related to the Skopje, Macedonia and Evora, Portugal facilities in the second quarter of fiscal year 2013 compared to $0.7 million in the second quarter of fiscal year 2012.  In addition, the machinery division’s gross margin decreased to $(0.1) million in the second quarter of fiscal year 2013 as compared to $5.0 million in the second quarter of fiscal year 2012.

Operating Income (Loss)

Operating loss for the second quarter of fiscal year 2013 was $(20.3) million as compared to operating income of $3.8 million in the second quarter of fiscal year 2012.  The $24.1 million decrease is primarily attributable to a $17.3 million decrease in gross margin and a $4.8 million increase in restructuring charges.  During the second quarter of fiscal year 2013, a $4.2 million loss was realized on the impairment of two manufacturing facilities in Italy.  In addition, $1.1 million was recognized for goodwill impairment in the second quarter of fiscal year 2013.  These decreases were partially offset by a $1.7 million settlement gain on a defined benefit pension plan recognized in the second quarter of fiscal year 2013, a $1.2 million decrease in SG&A and a $0.4 million decrease in R&D expenses in the second quarter of fiscal year 2013 as compared to the same quarter of fiscal year 2012.

Comparison of the Six Month Period Ended September 30, 2012 with the Six Month Period Ended September 30, 2011

The following table sets forth the operating income (loss) for each of our business segments for the six months ended September 30, 2012 and September 30, 2011.  The table also sets forth each of the segments’ net sales as a percent to total net sales and the net income components as a percent to total net sales (dollars in thousands):

	Six Months Ended
	September 30, 2012		September 30, 2011
	Amount	% to Total sales	Amount	% to Total sales
Net sales
Tantalum	$218,507	49.7%	$234,733	42.3%
Ceramic	104,661	23.8%	115,491	20.8%
Film and Electrolytic	116,455	26.5%	205,146	36.9%
	$439,623	100.0%	$555,370	100.0%

Gross margin
Tantalum	$35,453		$59,547
Ceramic	30,441		37,124
Film and Electrolytic	(645)		44,876
	65,249	14.8%	141,547	25.5%

SG&A expenses
Tantalum	23,868		23,617
Ceramic	12,308		12,269
Film and Electrolytic	19,062		22,745
	55,238	12.6%	58,631	10.6%

R&D expenses
Tantalum	7,630		6,966
Ceramic	3,450		3,353
Film and Electrolytic	3,486		4,129
	14,566	3.3%	14,448	2.6%

Restructuring charges
Tantalum	2,031		899
Ceramic	1,179		88
Film and Electrolytic	6,576		1,643
	9,786	2.2%	2,630	0.5%

Other operating expenses
Tantalum	20		49
Ceramic	25		2
Film and Electrolytic	3,679		32
	3,724	0.8%	83	0.0%

Operating income (loss)
Tantalum	1,904		28,016
Ceramic	13,479		21,412
Film and Electrolytic	(33,448)		16,327
	(18,065)	-4.1%	65,755	11.8%

Other (income) expense, net	21,051	4.8%	15,810	2.8%
Income (loss) before income taxes	(39,116)	-8.9%	49,945	9.0%
Income tax expense	3,558	0.8%	3,778	0.7%
Net income (loss)	$(42,674)	-9.7%	$46,167	8.3%

Consolidated Comparison of the Six Month Period Ended September 30, 2012 with the Six Month Period Ended September 30, 2011

Net Sales

Net sales for the six month period ended September 30, 2012 decreased by $115.7 million, or 20.8% to $439.6 million compared to the same period in fiscal year 2012 primarily due to a decrease in unit sales volumes.  The decrease in unit sales volume for Ceramic, and Film and Electrolytic are due to a general softening of the market.  The decrease in unit sales volume for Film and Electrolytic was partially offset by an increase in average selling prices due to favorable product mix shifts.  Tantalum incurred a unit sales volume increase due to a shift from EMEA to Asia; however, this was offset by a 4.3% decrease in average selling prices due to the regional shift to sales in Asia.  The other driver for the decrease in net sales related to Film and Electrolytic’s machinery division net sales decrease of $29.4 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.

The following table reflects the percentage of net sales by region for the six months ended September 30, 2012 and 2011:

	Six Months Ended September 30,
	2012	2011
Americas	28%	28%
EMEA	34%	38%
APAC	38%	34%
	100%	100%

The following table reflects the percentage of net sales by channel for the six months ended September 30, 2012 and 2011:

	Six Months Ended September 30,
	2012	2011
Distributors	44%	44%
EMS	17%	14%
OEM	39%	42%
	100%	100%

Gross Margin

Gross margin was $65.2 million or 14.8% of net sales for the six month period ended September 30, 2012 compared to $141.5 million or 25.5% of net sales for the six month period ended September 30, 2011.  The primary contributors to the decline in gross margin were lower unit sales volume and our inability to reduce our operating costs in proportion with the decline in production volumes.  In addition, for Tantalum, efforts to reduce costs through vertical integration and lean/process engineering improvements are ongoing, but have not offset the significant unfavorable shift in regional sales mix.  In addition, we incurred $3.3 million of plant start-up costs in the six month period ended September 30, 2012 compared to $0.7 million in the six month period ended September 30, 2011.

Selling, General and Administrative Expenses

SG&A expenses for the six month period ended September 30, 2012 were $55.2 million, or 12.6% of net sales, as compared to $58.6 million, or 10.6% of net sales for the same period in fiscal year 2012.  The $3.4 million decrease in SG&A expenses included a decrease of $3.1 million in selling and incentive expenses consistent with the decrease in sales and a $2.1 million decrease in incentive compensation.  Partially offsetting these decreases was a $0.8 million increase in costs related to our anticipated equity investment in NEC Tokin, an increase of $0.7 million related to ERP integration costs due to an increase in activities as we work toward completing Oracle ERP implementations during the first half of fiscal year 2014 and we incurred a $0.6 million expense related to contributions to charitable organizations involved in the establishment and improvement of health and educational facilities in the Democratic Republic of the Congo.

Research and Development Expenses

R&D expenses for the six month period ended September 30, 2012 were $14.6 million, or 3.3% of net sales compared to $14.4 million, or 2.6% of net sales for the same period in fiscal year 2012.  Our goal is to reduce R&D expenses for fiscal year 2013 through headcount reductions taken in the second quarter of fiscal year 2013 to align the R&D expenses with an acceptable percentage of net sales; the increase of only $0.1 million is consistent with this objective.

Restructuring Charges

During the six month period ended September 30, 2012, we incurred $9.8 million in restructuring charges compared to $2.6 million in restructuring charges for the six month period ended September 30, 2011.  The restructuring charges in the six month period ended September 30, 2012 included $4.1 million for reductions in workforce across the Company as a whole in response to lower volumes and demand, and reducing overhead within the Company as a whole.  In addition, we incurred $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center and $1.7 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center.  The total termination benefits expected for the conversion of the Weymouth manufacturing facility are $2.6 million; the expected completion is the third quarter of fiscal year 2014. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.2 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy.  The restructuring charges in the six month period ended September 30, 2011 included $1.4 million in charges for the relocation of equipment to Mexico and China and $1.2 million for reductions in workforce.

Operating Income (Loss)

Operating loss for the six month period ended September 30, 2012 was $18.1 million, compared to operating income of $65.8 million for the six month period ended September 30, 2011.  Gross margin decreased $76.3 million and restructuring charges increased to $9.8 million compared to $2.6 million of restructuring charges for the six month period ended September 30, 2011.  In addition, during the six month period ended September 30, 2012, a $4.2 million loss was realized on the impairment of two manufacturing facilities in Italy compared to a $0.1 million loss on sales and disposals of assets in the six month period ended September 30, 2011.  Also, $1.1 million was recognized for goodwill impairment in the six month period ended September 30, 2012.  These expenses were offset by a $1.7 million settlement gain on a defined benefit pension plan recognized in the six month period ended September 30, 2012 and a $3.4 million decrease in SG&A expenses.

Other (Income) Expense, net

Other (income) expense, net was an expense of $21.1 million in the first half of fiscal year 2013 compared to an expense of $15.8 million in the first half of fiscal year 2012.  Interest expense for the first half of fiscal year 2013 increased $5.9 million compared to the second quarter of fiscal year 2012 due to an $125 million increase in our 10.5% Senior Notes.

Income Taxes

For the six month period ended September 30, 2012, income tax expense of $3.6 million was comprised of a $3.5 million income tax expense related to foreign operations and $0.1 million of state income tax expense.  During the six month period ended September 30, 2011, we recognized net income tax expense of $3.8 million comprised of a $4.8 million income tax expense related to foreign operations, $0.1 million of federal and state income tax benefits, and a $0.9 million U.S. federal income tax benefit related to a prior year settlement.

Business Groups Comparison of the Six Month Period Ended September 30, 2012 with the Six Month Period Ended September 30, 2011

Tantalum

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Tantalum business group for the quarters ended September 30, 2012 and 2011 (amounts in thousands, except percentages):

	Six Months Ended
	September 30, 2012		September 30, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$218,507		$234,733
Gross margin	35,453	16.2%	59,547	25.4%
Operating income	1,904	0.9%	28,016	11.9%

Net Sales

Net sales decreased 6.9% during the six month period ended September 30, 2012, as compared to the same period of fiscal year 2012.  Average selling prices decreased 4.3% for the six month period ended September 30, 2012 as compared to the same period ended September 30, 2011.  In addition to the decrease in average selling prices, unit sales volumes decreased 2.8% during the six month period ended September 30, 2012 as compared to the six month period ended September 30, 2011.  The decrease in average selling prices was primarily related to a regional shift from the Americas and EMEA to Asia.  The current economic situation in EMEA caused a decline in net sales to $50.1 million for the six month period ended September 30, 2012 as compared to $68.7 million in the period ended September 30, 2011.  The slowdown in the Americas decreased net sales by $5.1 million from $63.7 million to $58.5 million.  Asia revenue increased to $109.8 million for the six month period ended September 30, 2012 as compared to $102.4 million in the period ended September 30, 2011.

Gross Margin

Gross margin decreased by $24.1 million or 40.5% during the six month period ended September 30, 2012, as compared to the six month period ended September 30, 2011.  Gross margin as a percentage of Tantalum net sales decreased to 16.2% in the six month period ended September 30, 2012 as compared to 25.4% in the six month period ended September 30, 2011.  The decrease in gross margin was significantly impacted by the shift in revenue from higher margin Americas and EMEA to lower margin products sold into the Asia region.  In addition, plant start-up costs related to the vertical integration efforts totaled $0.9 million during the six month period ended September 30, 2012.  Efforts to reduce costs through vertical integration are ongoing as well as lean/process engineering improvements, but have offset the significant shift in regional sales mix.

Operating Income

Operating income for the six month period ended September 30, 2012 was $1.9 million, as compared to an operating income of $28.0 million in the first half of fiscal year 2012.  The decline is attributable to the decrease in gross margin of $24.1 million as compared to the six month period ended September 30, 2011.  This decrease was also attributable to an increase in SG&A and R&D expenses of $0.9 million and an increase in restructuring charges of $1.1 million during the six month period ended September 30, 2012 as compared to the six month period ended September 30, 2011.

Ceramic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for our Ceramic business group for the six months ended September 30, 2012 and 2011 (amounts in thousands, except percentages):

	Six Months Ended
	September 30, 2012		September 30, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$104,661		$115,491
Gross margin	30,441	29.1%	37,124	32.1%
Operating income	13,479	12.9%	21,412	18.5%

Net Sales

Net sales decreased by 9.4% during the six month period ended September 30, 2012 as compared to the same period of fiscal year 2011.  The decrease was primarily attributable to the 4.3% decrease in average sales price during the six month period ended September 30, 2012 as compared to the same period of fiscal year 2011.  The decrease in average sales price is due to excess capacity in the marketplace which is driving aggressive price competition.  In addition, unit sales volumes decreased 5.3% due primarily to excess capacity in the marketplace in the six month period ended September 30, 2012.  In the six month period ended September 30, 2011, we increased our unit sales volume due to the markets response to the tsunami in Japan.

Gross Margin

Gross margin decreased by $6.7 million during the six month period ended September 30, 2012, as compared to the six month period ended September 30, 2011.  Gross margin as a percentage of Ceramic net sales decreased to 29.1% in the six month period ended September 30, 2012 as compared to 32.1% in the six month period ended September 30, 2011.  The decrease in gross margin is primarily attributable to a decrease in average selling prices.  In addition, gross margin for the six month period ended September 30, 2012 included a $1.4 million decrease in manufacturing costs net of a $3.5 million decrease related to favorable foreign exchange for the Mexican Peso.

Operating Income

Operating income declined from $21.4 million in the first half of fiscal year 2012 to $13.5 million in the first half of fiscal year 2013.  The decrease in operating income of $7.9 million was attributable to the $6.7 million decrease in gross margin in the first half of fiscal year 2013 compared the first half of fiscal year 2012.  In addition, restructuring expenses in the first half of fiscal year 2013 were $1.1 million higher than the first half of fiscal year 2012.

Film and Electrolytic

The table sets forth Net sales, Gross margin (loss), Gross margin (loss) as a percentage of net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the six months ended September 30, 2012 and 2011 (amounts in thousands, except percentages):

	Six Months Ended
	September 30, 2012		September 30, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$116,455		$205,146
Gross margin (loss)	(645)	-0.6%	44,876	21.9%
Operating income (loss)	(33,448)	-28.7%	16,327	8.0%

Net Sales

Net sales decreased by 43.2% from $205.1 million in the first half of fiscal year 2012 to $116.5 million in the first half of fiscal year 2013.  Capacitor unit sales volume for the first half of fiscal year 2013 decreased 41.8% compared to the same period in fiscal year 2012 due to an overall decrease in customer demand seen across all regions and channels. Capacitor sales were unfavorably impacted by $8.2 million related to foreign exchange.  The Film and Electrolytic machinery division’s net sales decreased net sales by $29.4 million in the six month period ended September 30, 2012 compared to the same period of fiscal year 2012.  The decrease in the Film and Electrolytic machinery division net sales is primarily due to a decrease in unit sales volume and an unfavorable impact of $1.8 million related to foreign exchange. These decreases were partially offset by an increase in capacitor average selling prices which increased 16.4% at comparable exchange rates for the six month period ended September 30, 2012 as compared to the same six month period in fiscal year 2012 due to a favorable shift in product line mix.

Gross Margin (Loss)

Gross margin decreased $45.5 million in the first half of fiscal year 2013 compared to the first half of fiscal year 2012.  The decrease in gross margin was primarily due to a decrease in capacitor unit sales volumes and lower production levels (for both capacitors and the machinery division).  In addition we incurred $2.4 million of plant start-up costs related to the Skopje, Macedonia and Evora, Portugal manufacturing facilities in the first half of fiscal year 2013 compared to $0.7 million in the first half of fiscal year 2012. Gross margin as a percentage of Film and Electrolytic net sales decreased to (0.6)% in the six month period ended September 30, 2012 as compared to 21.9% in the same six month period in fiscal year 2012.

Operating Income (Loss)

Operating loss was $(33.4) million in the first half of fiscal year 2013 compared to an operating income of $16.3 million in the first half of fiscal year 2012.  The decrease in operating income of $49.8 million was attributable primarily to the $45.5 million decrease in gross margin, an increase in restructuring charges of $4.9 million during the six month period ended September 30, 2012 as compared to the six month period ended September 30, 2011, and a loss of $4.2 million in the first half of fiscal year 2013 related to the impairment of manufacturing facilities in Italy as compared to no write downs in the corresponding period during the prior fiscal year. In addition, a $1.1 million charge was recognized for goodwill impairment in the second quarter of fiscal year 2013. These expenses were offset by a $1.7 million settlement gain on benefit plan recognized in the six month period ended September 30, 2012, a $3.7 million decrease in SG&A expenses and a $0.6 million decrease in R&D expenses.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, these cash needs have been met by cash flows from operations, borrowings under our loan agreements and existing cash balances.

Issuance of 10.5% Senior Notes

On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  On March 27, 2012 and April 3, 2012, we completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due 2018, respectively,  at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011.  The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

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

On August 28, 2012, we entered into an Agreement, with an OEM pursuant to which the OEM agreed to an Advance Payment.  The Agreement provides that on a monthly-basis starting eight months following the receipt of the Advance Payment, we will pay the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by us for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and KEMET for a price adjustment during the current quarter which would bring our price within 110% of the third-party price.  Thirty-two months after the date of the Advance Payment, the outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, we delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012.  On October 22, 2012 we received the Advance Payment from the OEM.  There were no other borrowings against the Loan and Security Agreement as of September 30, 2012 or March 31, 2012.

Short Term Liquidity

Cash and cash equivalents totaled $160.5 million as of September 30, 2012, a decrease of $50.0 million as compared to $210.5 million as of March 31, 2012. Our net working capital (current assets less current liabilities) as of September 30, 2012 was $358.2 million compared to $398.6 million of net working capital as of March 31, 2012. Cash and cash equivalents held by our foreign subsidiaries totaled $33.5 million and $24.4 million at September 30, 2012 and March 31, 2012, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. Based on our current operating plans, we believe that domestic cash and cash equivalents and cash from the revolving line of credit will continue to be sufficient to fund our operating requirements for the next twelve months, including $36.9 million in interest payments, expected capital expenditures in the range of $65.0 million to $70.0 million including $24.0 million related to the Advance Payment discussed above, deferred acquisition payments of $71.0 million, payments related to restructuring liabilities, and $1.5 million in debt principal payments.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as business acquisitions, we believe we could raise capital in the U.S. through debt issuances. The incurrence of additional debt would result in increased interest expense. We have borrowed funds domestically and expect to continue to have the ability to do so at competitive interest rates.

Cash and cash equivalents decreased by $50.0 million for the six month period ended September 30, 2012 as compared with a decrease of $24.9 million during the six month period ended September 30, 2011.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Quarters Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(26,624)	$50,989
Net cash used in investing activities	(30,343)	(31,689)
Net cash provided by (used in) financing activities	7,399	(43,604)
Effects of foreign currency fluctuations on cash	(458)	(584)
Net decrease in cash and cash equivalents	$(50,026)	$(24,888)

Operations

Cash used in operating activities in the six month period ended September 30, 2012 totaled $26.6 million compared to cash provided by operating activities of $51.0 million in the six month period ended September 30, 2011.  This decrease was primarily a result of a $84.9 million decrease in cash flows related to operations (net income (loss) adjusted for the change in: depreciation and amortization, net (gain) loss on sales and disposals of assets, amortization of debt discounts and debt issuance costs, goodwill impairment, write down of long-lived assets, settlement gain on benefit plan and stock-based compensation) for fiscal year 2013 compared to fiscal year 2012.

The change in operating assets resulted in a $37.1 million decrease in cash generation in the six month period ended September 30, 2012 as compared to the six month period ended September 30, 2011.  The decrease is primarily related to a decrease in cash generated through a decrease in accounts receivable, in the six month period ended September 30, 2012, we generated $5.6 million due to a decrease in accounts receivable compared to the six month period ended September 30, 2011 where we generated $30.4 million due to a decrease in accounts receivable.    In addition, we used $9.0 million through an increase in prepaid expenses in the six month period ended September 30, 2012, compared to the six month period ended September 30, 2011 where we generated $3.4 million due to a decrease in prepaid expenses.

Offsetting these uses of cash was $2.5 million of cash provided by operating liabilities in the six month period ended September 30, 2012 compared to $42.5 million of cash used in operating liabilities in the six month period ended September 30, 2011. Within operating liabilities, an increase in accounts payable and accrued expenses accounted for $3.9 million of the increase in cash provided in the six month period ended September 30, 2012 compared to $33.5 million cash used related to the decrease in accounts payable and accrued expenses in the six month period ended September 30, 2011.  In addition we used $7.8 million in the six month period ended September 30, 2011 related to other long-term obligations compared to a $0.3 million use of cash for long term obligations in the six month period ended September 30, 2012.

Investing

Cash used in investing activities increased $1.3 million in the six month period ended September 30, 2012 compared to the six month period ended September 30, 2011.  The variance is comprised of a $10.2 million increase in capital expenditures in the six month period ended September 30, 2012 compared to the six month period ended September 30, 2011.  For the six month period ended September 30, 2012, capital expenditures are primarily related to the new manufacturing facilities in Skopje, Macedonia and Pontecchio, Italy and other restructuring related activities as well as efforts to reduce costs and increase capacity.  This increase in the use of cash was offset by a $11.6 million decrease in cash used for acquisitions.  During the six month period ended September 30, 2011, we paid $11.6 million for the acquisition of Cornell Dubilier Foil, LLC.

Financing

Cash provided by financing activities increased $51.0 million in the six month period ended September 30, 2012 as compared to the six month period ended September 30, 2011. In the six month period ended September 30, 2012, the $15.8 million in proceeds from the issuance of debt resulted from the private placement of our 10.5% Senior Notes. In the six month period ended September 30, 2012 we used $6.6 million for deferred acquisition payments related to the KEMET Foil and KEMET Blue Powder acquisitions and $1.6 million for debt payments.  In the six month period ended September 30, 2011, the significant use of cash related to a restriction that was placed on a portion of our cash balance on August 15, 2011 arising from our potential $36.5 million principle payment on the Convertible Notes.  In addition, in the six month period ended September 30, 2011, we used $7.2 million for payments related to debt.

Commitments

In addition to the contractual obligations disclosed in the Company’s 2012 Annual Report, we had contractual obligations related to the OEM Advanced Payment as of September 30, 2012 as follows (amounts in thousands):

		Payments Due by Period
					More than
	Total	Year 1	Years 2-3	Years 4-5	5 years
OEM loan	$24,000	$4,000	$20,000	$—	$—

Non-U.S. GAAP Financial Measures

To complement our Condensed Consolidated Statements of Operations and Cash Flows, we use non-U.S. GAAP financial measures of Adjusted operating income, Adjusted net income (loss) and Adjusted EBITDA.  Management believes that Adjusted operating income, Adjusted net income and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors.  The presentation of these non-U.S. GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.

Adjusted operating income is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Operating income (loss)	$(14,020)	$24,913	$(18,065)	$65,755

Adjustments:
Restructuring charges	8,522	1,605	9,786	2,630
Write down of long-lived assets	4,234	—	4,234	—
ERP integration costs	2,099	1,918	3,775	3,123
Plant start-up costs	1,930	718	3,291	718
Stock-based compensation expense	1,242	984	2,506	2,175
Goodwill impairment	1,092	—	1,092	—
Acquisition related fees	866	—	1,408	610
Settlement gain on benefit plan	(1,675)	—	(1,675)	—
Net loss on sales and disposals of assets	(31)	(40)	73	83
Registration related fees	—	77	20	281

Adjusted operating income	$4,259	$30,175	$6,445	$75,375

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(24,921)	$14,318	$(42,674)	$46,167

Adjustments:
Restructuring charges	8,522	1,605	9,786	2,630
Write down of long-lived assets	4,234	—	4,234	—
ERP integration costs	2,099	1,918	3,775	3,123
Plant start-up costs	1,930	718	3,291	718
Stock-based compensation expense	1,242	984	2,506	2,175
Goodwill impairment	1,092	—	1,092	—
Amortization included in interest expense	954	1,012	1,924	2,056
Acquisition related fees	866	—	1,408	610
Settlement gain on benefit plan	(1,675)	—	(1,675)	—
Net foreign exchange (gain) loss	(442)	1,391	1,347	1,268
Net (gain) loss on sales and disposals of assets	(31)	(40)	73	83
Registration related fees	—	77	20	281
Income tax impact of adjustments (1)	(90)	406	(87)	390

Adjusted net income (loss)	$(6,220)	$22,389	$(14,980)	$59,501

(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(24,921)	$14,318	$(42,674)	$46,167

Adjustments:
Interest expense, net	10,110	7,251	20,536	14,608
Income tax expense	1,787	2,047	3,558	3,778
Depreciation and amortization	11,521	11,852	23,177	23,011
Restructuring charges	8,522	1,605	9,786	2,630
Write down of long-lived assets	4,234	—	4,234	—
ERP integration costs	2,099	1,918	3,775	3,123
Plant start-up costs	1,930	718	3,291	281
Stock-based compensation expense	1,242	984	2,506	718
Goodwill impairment	1,092	—	1,092	—
Acquisition related fees	866	—	1,408	—
Settlement gain on benefit plan	(1,675)	—	(1,675)	—
Net foreign exchange (gain) loss	(442)	1,391	1,347	1,268
Net (gain) loss on sales and disposals of assets	(31)	(40)	73	83
Registration related fees	—	77	20	—

Adjusted EBITDA	$16,334	$42,121	$30,454	$95,667

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

Adjusted EBITDA represents net income (loss) before interest expense, net, income tax expense, and depreciation and amortization expense, adjusted to exclude goodwill impairment, write down of long-lived assets, settlement gain on benefit plan, restructuring charges, plant start-up costs, net foreign exchange gain/loss, stock-based compensation expense, net gain/loss on sales and disposals of assets, ERP integration costs, registration related fees, and acquisition related fees.   We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at September 30, 2012 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

*The Registrant has long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant.  The Registrant agrees to funish a copy of each such agreement to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012
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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at September 30, 2012 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

*The Registrant has long-term debt but has not filed the instruments evidencing such debt as part of Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the total consolidated assets of the Registrant.  The Registrant agrees to funish a copy of each such agreement to the Securities and Exchange Commission upon request.