Form 10-Q
period 2012-12-31
KEMET CORP
filed 2013-02-08
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 4, 2013 was 44,921,629.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended December 31, 2012

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,559	$210,521
Accounts receivable, net	96,648	104,950
Inventories, net	221,360	212,234
Prepaid expenses and other	36,509	32,259
Deferred income taxes	5,383	6,370
Total current assets	497,459	566,334
Property and equipment, net of accumulated depreciation of $777,780 and $761,522 as of December 31, 2012 and March 31, 2012, respectively	312,911	315,848
Goodwill	35,584	36,676
Intangible assets, net	39,750	41,527
Restricted cash	26,177	2,204
Other assets	14,459	12,963
Total assets	$926,340	$975,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,908	$1,951
Accounts payable	61,593	74,404
Accrued expenses	85,077	89,079
Income taxes payable	1,104	2,256
Total current liabilities	155,682	167,690
Long-term debt, less current portion	375,587	345,380
Other non-current obligations	86,455	101,229
Deferred income taxes	4,805	2,257

Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at December 31, 2012 and March 31, 2012	465	465
Additional paid-in capital	467,708	470,059
Retained deficit	(137,984)	(81,053)
Accumulated other comprehensive income	10,320	12,020
Treasury stock, at cost (1,588 and 1,839 shares at December 31, 2012 and March 31, 2012, respectively)	(36,698)	(42,495)
Total stockholders’ equity	303,811	358,996
Total liabilities and stockholders’ equity	$926,340	$975,552

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net sales	$200,297	$218,795	$639,920	$774,165

Operating costs and expenses:
Cost of sales	166,117	178,305	540,491	592,128
Selling, general and administrative expenses	25,411	24,737	80,649	83,368
Research and development	6,698	7,172	21,264	21,620
Restructuring charges	3,886	10,748	13,672	13,378
Goodwill impairment	—	—	1,092	—
Write down of long-lived assets	3,084	15,786	7,318	15,786
Net curtailment and settlement (gain) loss on benefit plans	587	—	(1,088)	—
Net (gain) loss on sales and disposals of assets	(196)	9	(123)	92
Total operating costs and expenses	205,587	236,757	663,275	726,372

Operating income (loss)	(5,290)	(17,962)	(23,355)	47,793

Other (income) expense:
Interest income	(54)	(62)	(111)	(136)
Interest expense	10,247	7,036	30,840	21,718
Other (income) expense, net	(1,641)	716	(1,126)	1,918

Income (loss) before income taxes	(13,842)	(25,652)	(52,958)	24,293

Income tax expense	415	2,119	3,973	5,897

Net income (loss)	$(14,257)	$(27,771)	$(56,931)	$18,396

Net income (loss) per share:
Basic	$(0.32)	$(0.62)	$(1.27)	$0.43
Diluted	$(0.32)	$(0.62)	$(1.27)	$0.35

Weighted-average shares outstanding:
Basic	44,918	44,644	44,879	42,834
Diluted	44,918	44,644	44,879	52,302

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$(14,257)	$(27,771)	$(56,931)	$18,396

Other comprehensive income (loss):
Foreign currency translation gains (losses)	3,456	(5,854)	(603)	(14,341)
Defined benefit pension plans, net of tax impact	288	118	(854)	334
Defined benefit post-retirement plan adjustments	(82)	(82)	(243)	(243)
Other comprehensive income (loss)	3,662	(5,818)	(1,700)	(14,250)

Total comprehensive income (loss)	$(10,595)	$(33,589)	$(58,631)	$4,146

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Net income (loss)	$(56,931)	$18,396
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,679	33,384
Amortization of debt discount and debt issuance costs	3,046	2,903
Net (gain) loss on sales and disposals of assets	(123)	92
Stock-based compensation expense	3,584	1,378
Goodwill impairment	1,092	—
Write down of long-lived assets	7,318	15,786
Net curtailment and settlement (gain) loss on benefit plans	(1,088)	—
Change in deferred income taxes	1,517	909
Change in operating assets	(5,576)	46,330
Change in operating liabilities	(28,173)	(48,116)
Other	33	841
Net cash provided by (used in) operating activities	(41,622)	71,903

Investing activities:
Capital expenditures	(38,349)	(31,793)
Change in restricted cash	(24,000)	—
Acquisition, net of cash received	—	(11,584)
Net cash used in investing activities	(62,349)	(43,377)

Financing activities:
Proceeds from issuance of debt	39,825	—
Deferred acquisition payments	(6,617)	—
Payments of long-term debt	(1,901)	(40,581)
Net borrowings (payments) under other credit facilities	—	(3,153)
Proceeds from exercise of stock options	58	225
Debt issuance costs	(275)	(36)
Net cash provided by (used in) financing activities	31,090	(43,545)
Net decrease in cash and cash equivalents	(72,881)	(15,019)
Effect of foreign currency fluctuations on cash	(81)	(983)
Cash and cash equivalents at beginning of fiscal period	210,521	152,051
Cash and cash equivalents at end of fiscal period	$137,559	$136,049

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

Net sales and operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

The significant accounting policies followed by the Company are presented in the Company’s 2012 Annual Report.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments based on historical data and other assumptions that management believes are reasonable.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

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

Restricted Cash

As discussed in Note 2, Debt, the Company received a $24.0 million prepayment from an original equipment manufacturer (“OEM”), which is classified as restricted cash.

A bank guarantee in the amount of EUR 1.5 million ($2.0 million) was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax (“VAT”) registration in The Netherlands.  Accordingly, a deposit was placed with the European bank for EUR 1.7 million ($2.2 million). While the deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit, the deposit is pledged to the European bank, and the bank can use the funds if a valid claim against the bank guarantee is made. The bank guarantee will remain valid until it is discharged by the beneficiary.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2012 are as follows (amounts in thousands):

	Carrying Value	Fair Value				Carrying Value	Fair Value
	December 31,	December 31,	Fair Value Measurement Using			March 31,	March 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2 (2)	Level 3	2012	2012	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$26,253	$26,253	$26,253	$—	$—	$26,215	$26,215	$26,215	$—	$—
Long-term debt	383,495	373,366	348,788	24,578	—	347,331	362,086	358,700	3,386	—

(1)             Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)             The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

Revenue Recognition

The Company ships products to customers based upon firm orders and revenue is recognized when the sales process is complete.  This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured.  Shipping and handling costs are included in cost of sales.

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

Estimates used in determining sales allowances are subject to various factors.  This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates.

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were 1% or less for the quarters and nine months ended December 31, 2012 and 2011. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2012	March 31, 2012
Raw materials and supplies	$94,669	$86,845
Work in process	72,708	72,411
Finished goods	73,073	70,122
	240,450	229,378
Inventory reserves	(19,090)	(17,144)
	$221,360	$212,234

Warrant Liability

As of December 31, 2012 and March 31, 2012, 8.4 million shares are subject to a warrant held by K Equity, LLC.

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	December 31, 2012	March 31, 2012
10.5% Senior Notes, net of premium of $3,920 and $3,539 as of December 31, 2012 and March 31, 2012, respectively	$358,920	$343,539
Advanced payment from OEM, net of discount of $1,270 as of December 31, 2012	22,730	—
Other	1,845	3,792
Total debt	383,495	347,331
Current maturities	(7,908)	(1,951)
Total long-term debt	$375,587	$345,380

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and nine months ended December 31, 2012 and 2011, is as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Contractual interest expense	$9,125	$6,189	$27,794	$18,815
Amortization of debt issuance costs	426	274	1,278	829
Amortization of debt (premium) discount	48	415	(250)	1,669
Imputed interest on acquisition related obligations	648	158	2,018	405
	$10,247	$7,036	$30,840	$21,718

Advanced Payment from OEM

On August 28, 2012, the Company entered into and amended an agreement (the “Agreement”), with an original equipment manufacturer (the “OEM”) pursuant to which the OEM agreed to advance KEMET $24.0 million (the “Advance Payment”).  The Agreement provides that on a monthly-basis starting eight months following the receipt of the Advance Payment, the Company will pay the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET’s price within 110% of the third-party price.  Thirty-two months after the date of the Advance Payment, the remaining outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, the Company delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012 and on October 22, 2012 the Company received the Advance Payment from the OEM.  The debt discount related to the Advance Payment as of December 31, 2012 was $1.3 million which will be amortized over the term of the Agreement.

10.5% Senior Notes

On May 5, 2010, the Company completed a private placement of $230.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  On March 27, 2012 and April 3, 2012, the Company completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due 2018, respectively,  at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee. Debt issuance costs related to the 10.5% Senior Notes, net of amortization, of $7.1 million and $7.8 million as of December 31, 2012 and March 31, 2012, respectively are being amortized over the term of the 10.5% Senior Notes.  Debt premium related to the 10.5% Senior Notes of $3.9 million and $3.5 million as of December 31, 2012 and March 31, 2012, respectively are being amortized over the term of the 10.5% Senior Notes.

The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $6.2 million and $14.7 million at December 31, 2012 and March 31, 2012, respectively.

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

Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $0.7 million and $0.9 million as of December 31, 2012 and March 31, 2012, respectively are being amortized over the term of the Loan and Security Agreement.  As described above, a standby letter of credit for $16.0 million was delivered to the OEM on October 8, 2012 which reduced the Company’s availability under the Loan and Security Agreement.  There were no borrowings against the Loan and Security Agreement as of December 31, 2012 and March 31, 2012.

Note 3. Goodwill

The Company’s annual goodwill and other indefinite-lived intangible asset impairment test was assessed as of May 31st of each year. Due to reduced earnings and cash flows caused by macro-economic factors and excess capacity issues in our industry, the Company revised its earnings forecast; as a result, recorded a $1.1 million goodwill impairment charge, which represented all of the goodwill related to the KEMET Foil Manufacturing, LLC (“KEMET Foil”) reporting unit.

During the quarter ended December 31, 2012, the Company voluntarily changed the test date of its annual goodwill and other indefinite-lived intangible asset impairment test from May 31st to January 1st. The Company determined that this change is preferable under the circumstances as it (1) better aligns with the Company’s annual financial planning and budgeting process, (2) provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment, as necessary, prior to filing of the Form 10-K and (3) the impairment testing will use financial information as of the beginning of a quarter, which will have been subject to the prior quarter’s closing process. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Note 4. Write Down of Long-Lived Assets

During the third quarter of fiscal year 2013, the Company incurred impairment charges totaling $3.1 million related to the Tantalum Business Group (“Tantalum”).   The Company is restructuring its Evora, Portugal manufacturing operations, which is expected to be completed during the quarter ending March 31, 2014.  As a part of our ongoing commitment to expand our polymer capacity, the Company will be moving certain Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the equipment in Portugal will be disposed.  The Company has used an income approach to estimate the fair value of the assets to be disposed.  The impairment charge is recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets” in the third quarter of fiscal year 2013.

During the second quarter of fiscal year 2013, in connection with the consolidation of two manufacturing facilities within Italy, the Company incurred impairment charges totaling $4.2 million related to the Film and Electrolytic Business Group (“Film and Electrolytic”).The Company obtained appraisals for each of these facilities indicating there was a decrease in the market price of the manufacturing facilities, and therefore, the carrying amounts for these manufacturing facilities were reviewed for recoverability.  It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeded its fair value.  The Company utilized the market approach to estimate fair value of the long-lived asset group.  The impairment charge is recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets” in the nine month period ended December 31, 2012.

Note 5. Restructuring Charges

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and nine months ended December 31, 2012 and 2011, are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost of relocating manufacturing equipment	$497	$261	$1,658	$1,646
Personnel reduction costs	3,389	10,487	12,014	11,732
	$3,886	$10,748	$13,672	$13,378

Nine months ended December 31, 2012

In fiscal year 2010, the Company initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole.  Since that time the restructuring plan has been expanded to all business groups and includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.  In the nine months ended December 31, 2012 personnel reduction costs related to this plan were $12.0 million and are comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center; $2.3 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $1.5 million for reductions in production workforce in Mexico; $1.1 million for reductions in production workforce in Portugal; $2.3 million for reductions in administrative overhead primarily in the Corporate headquarters and $2.0 million for reductions in production workforce and administrative overhead across the entire Company.  The total termination benefits paid for the conversion of the United Kingdom manufacturing facility are expected to be $2.6 million and the expected completion date is the third quarter of fiscal year 2014.

In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.7 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy.

Nine months ended December 31, 2011

In the nine months ended December 31, 2011, personnel reduction costs of $11.7 million were primarily comprised of the following: termination benefits of $6.1 million related to facility closures in Italy that commenced during fiscal year 2013; charges of $4.5 million also incurred in Italy to participate in a plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a certain period of time; and, $1.2 million in personnel reduction costs primarily due to headcount reductions related to Tantalum operations in Mexico.  These charges related to the Company’s efforts to restructure its manufacturing operations within Europe, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow the closure and consolidation of multiple manufacturing operations located in Italy.  In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.6 million for relocation of equipment to China and Mexico.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	Quarter Ended December 31, 2012		Quarter Ended December 31, 2011
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$15,019	$—	$1,121	$—
Costs charged to expense	3,389	497	10,487	261
Costs paid or settled	(4,139)	(497)	(617)	(261)
Change in foreign exchange	239	—	(390)	—
End of period	$14,508	$—	$10,601	$—

	Nine Months Ended December 31, 2012		Nine Months Ended December 31, 2011
	Personnel	Manufacturing	Personnel	Manufacturing
	Reductions	Relocations	Reductions	Relocations
Beginning of period	$11,474	$—	$1,827	$—
Costs charged to expense	12,014	1,658	11,732	1,646
Costs paid or settled	(8,990)	(1,658)	(2,521)	(1,646)
Change in foreign exchange	10	—	(437)	—
End of period	$14,508	$—	$10,601	$—

Note 6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) for the quarters and nine months ended December 31, 2012 and 2011 includes the following components (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$(14,257)	$(27,771)	$(56,931)	$18,396

Currency translation gain (loss)(1)	3,456	(5,854)	(603)	(14,341)
Amortization of defined benefit pension plans	288	118	(854)	334
Amortization of postretirement benefit plan	(82)	(82)	(243)	(243)
	$(10,595)	$(33,589)	$(58,631)	$4,146

(1) Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there was no significant deferred tax effect associated with the cumulative currency translation gains and losses during the quarters and nine months ended December 31, 2012 and 2011.

The components of “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	December 31, 2012	March 31, 2012
Foreign currency translation gain	$17,504	$18,107
Defined benefit pension plans	(8,936)	(8,082)
Defined benefit postretirement plan adjustments	1,752	1,995
	$10,320	$12,020

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

As discussed in Note 3, “Goodwill,” the goodwill recorded for KEMET Foil was fully impaired in the second quarter of fiscal year 2013.

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

The total discounted purchase price for Blue Powder was $82.0 million which includes (amounts in thousands):

Cash at closing	$30,656
Deferred payments (discounted)	41,938
Royalty payments (discounted)	8,975
Working capital adjustment	403
$81,972

The purchase price was determined through arms-length negotiations between representatives of the Company and Denham Capital Management LP.

The following table presents the allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in thousands):

Fair Value
Cash	$153
Accounts receivable	479
Inventories	7,305
Prepaid expenses	186
Property, plant and equipment	15,122
Goodwill	35,584
Intangible assets	22,420
Deferred income taxes	311
Other noncurrent assets	1,303
Current liabilities	(873)
Long-term liabilities	(18)
Total net assets acquired	$81,972

The following table presents the amounts assigned to intangible assets (amounts in thousands except useful life data):

	Fair	Useful
	Value	Life (years)
Developed technology	$22,300	18
Software	$120	4
	$22,420

The useful life for developed technology is 18 years which is primarily based on the history of the underlying chemical and production processes and an estimate of the future economic benefit.

Note 8. Goodwill and Intangible Assets

The following table highlights the Company’s intangible assets (amounts in thousands):

	December 31, 2012		March 31, 2012
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,644	$—	$7,644	$—

Amortized Intangibles:
Customer relationships, technology, patents and other (3-18 years)	43,650	11,544	43,813	9,930

	$51,294	$11,544	$51,457	$9,930

The changes in the carrying amount of goodwill for the nine months ended December 31, 2012 and 2011 are as follows (amounts in thousands):

	Nine Months Ended December 31,
	2012	2011
Gross balance at the beginning of fiscal year	$36,676	$—
Acquisitions	—	1,092
Impairment charges	(1,092)	—
	$35,584	$1,092

Note 9. Segment and Geographic Information

The Company’s three business groups: Tantalum, the Ceramic Business Group (“Ceramic”), and Film and Electrolytic, are responsible for the operations of certain manufacturing sites as well as all related research and development efforts. Beginning in the third quarter of fiscal year 2013, the Company did not allocate indirect Selling, general and administrative (“SG&A”) and Research and Development (“R&D”) expenses to be consistent with its management reporting.  Prior period information has been reclassified to conform to current year presentation.  Substantially all research and development expenses are direct costs to the respective business group.

Tantalum

Operating in seven manufacturing sites in the United States, Mexico, China and Portugal, the Tantalum business group primarily produces tantalum and aluminum polymer capacitors which are sold globally. Tantalum shares with Ceramic the Company’s product innovation center in the United States.

Ceramic

Operating in two manufacturing sites in Mexico, the Ceramic business group produces ceramic capacitors which are sold globally. The business group shares with Tantalum the Company’s product innovation center in the United States. In addition, Ceramic maintains a design and manufacturing plant for electrical transformers, inductors, chokes, coils and filters in the United States.

Film and Electrolytic

Operating in fourteen manufacturing sites in Europe, Asia and North America, the Film and Electrolytic business group produces film, paper, and electrolytic capacitors which are sold globally. Film and Electrolytic also operates a machinery division located in Italy that provides automation solutions for the manufacture, processing and assembly of metalized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices. In addition, this business group has a product innovation center in Sweden.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and nine months ended December 31, 2012 and 2011 (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net sales:
Tantalum	$98,496	$92,091	$317,003	$326,824
Ceramic	51,276	47,510	155,937	163,001
Film and Electrolytic	50,525	79,194	166,980	284,340
	$200,297	$218,795	$639,920	$774,165

Operating income (loss) (1):
Tantalum (2)	$10,117	$(4,842)	$34,050	$46,418
Ceramic	14,639	13,927	39,275	46,199
Film and Electrolytic (3)	(7,431)	(5,926)	(25,853)	27,329
Segment operating income	$17,325	$3,159	$47,472	$119,946
Unallocated operating expenses	22,615	21,121	70,827	72,153
Consolidated operating income (loss)	$(5,290)	$(17,962)	$(23,355)	$47,793

Depreciation and amortization expenses:
Tantalum	$5,251	$5,351	$17,269	$18,264
Ceramic	1,576	1,586	5,505	5,391
Film and Electrolytic	3,675	3,436	10,905	9,729
	$10,502	$10,373	$33,679	$33,384

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Sales by region:
North and South America (“Americas”)	$62,185	$64,256	$184,913	$218,678
Europe, Middle East, Africa (“EMEA”)	66,056	84,676	216,114	294,285
Asia and Pacific Rim (“APAC”)	72,056	69,863	238,893	261,202
	$200,297	$218,795	$639,920	$774,165

(1)         Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Total restructuring:
Tantalum	$652	$6	$2,759	$905
Ceramic	1,378	1	2,630	89
Film and Electrolytic	1,856	10,741	8,283	12,384
	$3,886	$10,748	$13,672	$13,378

(2)         In both the quarters and nine month periods ended December 31, 2012 and 2011, Tantalum incurred charges of $3.1 million and $15.8 million, respectively related to the Write down of long-lived assets.

(3)   In the nine month period ended December 31, 2012, Film and Electrolytic incurred the following operating expenses/benefits: Goodwill impairment of $1.1 million, Write down of long-lived assets of $4.2 million and a Settlement gain on benefit plan of $1.5 million.

The following table reflects each business group’s total assets as of December 31, 2012 and March 31, 2012 (amounts in thousands):

	December 31, 2012	March 31, 2012
Total assets:
Tantalum	$455,530	$511,193
Ceramic	237,141	201,971
Film and Electrolytic	233,669	262,388
	$926,340	$975,552

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

In July 2012, Film and Electrolytic paid out retirement benefits which represented more than 20% of a plan’s pension obligation.  As a result, the Company recognized a settlement gain of $1.7 million.  In the third quarter of fiscal year 2013, the Company recognized a curtailment loss of $0.6 million as a result of headcount reductions.

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2012 and 2011 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Quarters Ended December 31,		Quarters Ended December 31,
	2012	2011	2012	2011
Net service cost	$353	$331	$—	$—
Interest cost	436	533	7	11
Expected return on net assets	(149)	(175)	—	—
Amortization:
Actuarial (gain) loss	137	96	(82)	(81)
Prior service cost	3	6	—	—
Curtailment loss on benefit plans	587	—	—	—

Total net periodic benefit (income) costs	$1,367	$791	$(75)	$(70)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the nine months ended December 31, 2012 and 2011 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net service cost	$1,182	$994	$—	$—
Interest cost	1,424	1,600	21	33
Expected return on net assets	(493)	(525)	—	—
Amortization:
Actuarial (gain) loss	397	287	(243)	(243)
Prior service cost	15	18	—	—
Net curtailment and settlement gain on benefit plans	(1,088)	—	—	—

Total net periodic benefit (income) costs	$1,437	$2,374	$(222)	$(210)

In fiscal year 2013, the Company expects to contribute up to $2.4 million to the pension plans of which the Company has contributed $1.8 million as of December 31, 2012.  The Company’s policy is to pay benefits as costs are incurred for the postretirement benefit plans.

Note 11. Stock-based Compensation

Stock Options

At December 31, 2012, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”). All of these plans were approved by the Company’s stockholders. The 2011 Incentive Plan has authorized the grant of up to 4.8 million shares of the Company’s common stock, which is comprised of 4.0 million shares under the new plan and 0.8 million shares which remained under the Prior Plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards.  Options issued under these plans vest within one to three years and expire ten years from the grant date.  Stock options granted to the Company’s Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015.  If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units.

The Company measured the fair value of these employee stock option grants at the grant date using the Black-Scholes pricing model with the following weighted average assumptions:

Quarter Ended December 31, 2012
Assumptions:
Expected option lives	4.0 years
Expected volatility	72.4%
Risk-free interest rate	0.5%
Dividend yield	0%

Restricted Stock

The Company grants shares of its common stock as restricted stock to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. Restricted stock and restricted stock units granted to the Board of Directors vest within one year. Restricted stock granted to the Chief Executive Officer on January 27, 2010 vests 50% on June 30, 2014 and 50% on June 30, 2015 while restricted stock granted to the Chief Executive Officer on March 28, 2012 vests on June 30, 2017.  Once vested, restricted shares cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors, as applicable, resigns from his or her position, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership exceeds the target.  Restricted stock granted to the limited group of executives vests 25% per year over four years. In the third quarter of fiscal year 2013, 20 thousand shares of restricted stock units were granted to the non-management members of the Board of Directors.  As of December 31, 2012, there was $2.2 million in unrecognized compensation costs related to the unvested restricted stock based compensation arrangements granted.

Long-term Incentive Plans

The Company has various long-term incentive plans (“LTIP”); the 2013/2014 LTIP is 60% based upon the achievement of an Adjusted EBITDA target over a two year period.  For the performance portion of the 2013/2014 LTIP, participants will receive 50% in cash, which, if earned, will be distributed after the end of the two-year measurement period, and 50% in restricted stock units which, if earned, will be distributed 50% after the end of the two-year measurement period and 50% one year after the end of the two-year measurement period.   The remaining 40% of the award is in the form of time-based restricted stock units which will vest one-third on the first, second and third anniversary of the establishment of the plan (May 14, 2013, 2014 and 2015).  The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis.  In the nine months ended December 31, 2012 and December 31, 2011, the Company recorded an expense of $0.9 million and $0.1 million, respectively.  The expense recorded for the 2013/2014 LTIP relates to the time-based restricted stock units.  No expense has been recorded related to the performance piece of the 2013/2014 LTIP, the Company will continue to monitor the likelihood of whether the Adjusted EBITDA financial metric will be realized and will adjust compensation expense to match expectations.

The compensation expense associated with stock-based compensation for the quarters and nine months ended December 31, 2012 and 2011 are recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended December 31, 2012			Quarter Ended December 31, 2011
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$136	$120	$103	$168	$—	$(282)
Selling, general and administrative expenses	130	335	200	233	114	(1,030)
Research and development	22	—	32	—	—	—
	$288	$455	$335	$401	$114	$(1,312)

	Nine Months Ended December 31, 2012			Nine Months Ended December 31, 2011
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$562	$362	$259	$333	$—	$8
Selling, general and administrative expenses	626	1,089	534	524	384	129
Research and development	72	—	80	—	—	—
	$1,260	$1,451	$873	$857	$384	$137

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the nine months ended December 31, 2012 and 2011. Approximately 26 thousand and 118 thousand stock options were exercised in the nine months ended December 31, 2012 and 2011, respectively.

Note 12. Income Taxes

During the third quarter of fiscal year 2013, the Company incurred $0.4 million of income tax expense which is comprised of $0.9 million expense related to foreign operations, $0.1 million state income tax expense and $0.6 million tax benefit resulting from the release of an uncertain tax position in a foreign jurisdiction. There is no U.S. federal income tax benefit from the third quarter fiscal year 2013 loss due to a valuation allowance on net deferred tax assets.

During the third quarter of fiscal year 2012, the Company incurred $2.1 million of income tax expense which is comprised of $1.4 million related to two foreign tax jurisdictions that imposed new tax laws which limited the utilization of net operating losses and $0.7 million primarily related to income taxes for foreign operations.  There was no U.S. federal income tax expense related to the third quarter fiscal year 2012 earnings due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

Income tax expense for the nine months ended December 31, 2012 was $4.0 million, comprised of a $4.4 million expense related to foreign operations, a $0.2 million of state income tax expense and a $0.6 million benefit related to a release of an uncertain tax position in a foreign jurisdiction.

Income tax expense for the nine month period ended December 31, 2011 was $5.9 million, comprised of a $6.9 million income tax expense related to foreign operations, a $0.9 million U.S. federal income tax benefit related to a prior year settlement, and a $0.1 million of state income tax benefit.

Note 13. Reconciliation of Basic and Diluted Net Income (Loss) Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS (amounts in thousands, except per share data):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(14,257)	$(27,771)	$(56,931)	$18,396

Denominator:
Weighted-average shares outstanding:
Basic	44,918	44,644	44,879	42,834
Assumed conversion of employee stock grants	—	—	—	294
Assumed conversion of warrants	—	—	—	9,174
Diluted	44,918	44,644	44,879	52,302

Net income (loss) per share:
Basic	$(0.32)	$(0.62)	$(1.27)	$0.43
Diluted	$(0.32)	$(0.62)	$(1.27)	$0.35

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Assumed conversion of employee stock grants	2,186	1,402	2,033	795
Assumed conversion of warrants	6,444	7,336	6,798	—

Note 14. Concentrations of Risks

Sales and Credit Risks

The Company sells to customers globally.  Credit evaluations of the Company’s customers’ financial condition are performed periodically and the Company generally does not require collateral from its customers.  One customer, TTI, Inc., accounted for over 10% of the Company’s net sales in the quarters and nine months ended December 31, 2012 and 2011.  One customer’s, Flextronics International LTD, accounts receivable balances exceeded 10% of gross accounts receivable at December 31, 2012. There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2012.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 44% of the Company’s net sales in the nine months ended December 31, 2012 and 2011.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Employee Risks

As of December 31, 2012, KEMET had approximately 9,800 employees in the following locations:

Mexico	4,800
Asia	2,400
Europe	1,900
United States	700

The number of employees represented by labor organizations at KEMET locations in each of the following countries is:

Mexico	3,300
Italy	700
Bulgaria	200
Indonesia	200
China	200
Finland	200
Portugal	100
Sweden	100

For fiscal year 2012 and the current fiscal year to date, the Company has not experienced any major work stoppages. The Company’s labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease labor costs.

Note 15. Condensed Consolidating Financial Statements

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

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

December 31, 2012

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,418	$94,644	$34,497	$—	$137,559
Accounts receivable, net	—	38,529	58,119	—	96,648
Intercompany receivable	287,152	185,113	173,135	(645,400)	—
Inventories, net	—	134,225	87,135	—	221,360
Prepaid expenses and other	3,223	12,085	24,148	(2,947)	36,509
Deferred income taxes	—	883	4,500	—	5,383
Total current assets	298,793	465,479	381,534	(648,347)	497,459
Property and equipment, net	202	113,883	198,826	—	312,911
Investments in subsidiaries	437,615	467,565	10,683	(915,863)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	30,546	9,204	—	39,750
Restricted cash	—	26,177	—	—	26,177
Other assets	7,073	4,102	3,284	—	14,459
Long-term intercompany receivable	78,225	61,481	2,876	(142,582)	—
Total assets	$821,908	$1,204,817	$606,407	$(1,706,792)	$926,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,630	$25	$1,253	$—	$7,908
Accounts payable, trade	35	23,717	37,841	—	61,593
Intercompany payable	81,288	452,953	111,159	(645,400)	—
Accrued expenses	26,907	17,904	40,266	—	85,077
Income taxes payable	—	3,062	989	(2,947)	1,104
Total current liabilities	114,860	497,661	191,508	(648,347)	155,682
Long-term debt, less current portion	375,020	—	567	—	375,587
Other non-current obligations	28,217	4,669	53,569	—	86,455
Deferred income taxes	—	1,045	3,760	—	4,805
Long-term intercompany payable	—	78,225	64,357	(142,582)	—
Stockholders’ equity	303,811	623,217	292,646	(915,863)	303,811

Total liabilities and stockholders’ equity	$821,908	$1,204,817	$606,407	$(1,706,792)	$926,340

Condensed Consolidating Balance Sheet

March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,933	$178,205	$24,383	$—	$210,521
Accounts receivable, net	—	42,706	62,244	—	104,950
Intercompany receivable	251,970	55,863	171,921	(479,754)	—
Inventories, net	—	121,611	90,623	—	212,234
Prepaid expenses and other	3,084	13,537	18,416	(2,778)	32,259
Deferred income taxes	—	192	6,178	—	6,370
Total current assets	262,987	412,114	373,765	(482,532)	566,334
Property and equipment, net	20	114,615	201,213	—	315,848
Investments in subsidiaries	454,517	435,970	(4,622)	(885,865)	—
Goodwill	—	36,676	—	—	36,676
Intangible assets, net	—	31,630	9,897	—	41,527
Restricted cash	—	2,204	—	—	2,204
Other assets	7,796	3,956	1,211	—	12,963
Long-term intercompany receivable	79,185	62,235	1,065	(142,485)	—
Total assets	$804,505	$1,099,400	$582,529	$(1,510,882)	$975,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$25	$1,926	$—	$1,951
Accounts payable, trade	460	35,206	39,490	(752)	74,404
Intercompany payable	34,830	315,906	122,799	(473,535)	—
Accrued expenses	30,747	23,007	35,325	—	89,079
Income taxes payable	—	3,031	2,003	(2,778)	2,256
Total current liabilities	66,037	377,175	201,543	(477,065)	167,690
Long-term debt, less current portion	343,539	—	1,841	—	345,380
Other non-current obligations	35,933	5,400	59,896	—	101,229
Deferred income taxes	—	272	1,985	—	2,257
Long-term intercompany payable	—	79,185	63,300	(142,485)	—
Stockholders’ equity	358,996	637,368	253,964	(891,332)	358,996

Total liabilities and stockholders’ equity	$804,505	$1,099,400	$582,529	$(1,510,882)	$975,552

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$216,004	$199,936	$(215,643)	$200,297

Operating costs and expenses:
Cost of sales	460	184,993	185,470	(204,806)	166,117
Selling, general and administrative expenses	7,916	14,072	14,260	(10,837)	25,411
Research and development	55	4,549	2,094	—	6,698
Restructuring charges	—	2,476	1,410	—	3,886
Goodwill impairment	—	—	—	—	—
Write down of long-lived assets	—	—	3,084	—	3,084
Settlement gain on benefit plan	—	—	587	—	587
Net (gain) loss on sales and disposals of assets	4	9	(209)	—	(196)
Total operating costs and expenses	8,435	206,099	206,696	(215,643)	205,587
Operating income (loss)	(8,435)	9,905	(6,760)	—	(5,290)

Other (income) expense, net	3,181	5,972	(601)	—	8,552
Equity in (earnings) losses of subsidiaries	2,641	—	—	(2,641)	—
Income (loss) before income taxes	(14,257)	3,933	(6,159)	2,641	(13,842)

Income tax expense	—	123	292	—	415

Net income (loss)	$(14,257)	$3,810	$(6,451)	$2,641	$(14,257)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended December 31, 2012

Comprehensive income (loss)	$(12,691)	$3,420	$(3,965)	$2,641	$(10,595)

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$218,614	$200,560	$(200,379)	$218,795
Operating costs and expenses:
Cost of sales	265	184,345	193,591	(199,896)	178,305
Selling, general and administrative expenses	6,269	8,038	10,913	(483)	24,737
Research and development	—	4,809	2,363	—	7,172
Restructuring charges	—	(19)	10,767	—	10,748
Write down of long-lived assets	—	—	15,786	—	15,786
Net (gain) loss on sales and disposals of assets	—	78	(69)	—	9
Total operating costs and expenses	6,534	197,251	233,351	(200,379)	236,757
Operating income (loss)	(6,534)	21,363	(32,791)	—	(17,962)

Other (income) expense, net	692	7,837	(541)	(298)	7,690
Equity in (earnings) losses of subsidiaries	20,545	—	—	(20,545)	—
Income (loss) before income taxes	(27,771)	13,526	(32,250)	20,843	(25,652)

Income tax expense	—	49	2,070	—	2,119

Net income (loss)	$(27,771)	$13,477	$(34,320)	$20,843	$(27,771)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended December 31, 2011

Comprehensive income (loss)	$(31,115)	$12,678	$(35,995)	$20,843	$(33,589)

Condensed Consolidating Statement of Operations

For the Nine Months Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$690,815	$655,006	$(705,901)	$639,920

Operating costs and expenses:
Cost of sales	1,553	617,857	594,773	(673,692)	540,491
Selling, general and administrative expenses	22,957	45,792	44,109	(32,209)	80,649
Research and development	155	14,578	6,531	—	21,264
Restructuring charges	—	4,436	9,236	—	13,672
Goodwill impairment	—	1,092	—	—	1,092
Write down of long-lived assets	—	—	7,318	—	7,318
Settlement gain on benefit plan	—	—	(1,088)	— .	(1,088)
Net (gain) loss on sales and disposals of assets	4	42	(169)	—	(123)
Total operating costs and expenses	24,669	683,797	660,710	(705,901)	663,275

Operating income (loss)	(24,669)	7,018	(5,704)	—	(23,355)

Other (income) expense, net	10,144	20,624	(1,165)	—	29,603
Equity in (earnings) losses of subsidiaries	22,118	—	—	(22,118)	—
Income before income taxes	(56,931)	(13,606)	(4,539)	22,118	(52,958)

Income tax expense	—	230	3,743	—	3,973

Net income	$(56,931)	$(13,836)	$(8,282)	$22,118	$(56,931)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended December 31, 2012

Comprehensive loss	$(57,891)	$(13,847)	$(9,011)	$22,118	$(58,631)

Condensed Consolidating Statement of Operations

For the Nine Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$738,052	$725,897	$(689,784)	$774,165

Operating costs and expenses:
Cost of sales	551	610,850	653,281	(672,554)	592,128
Selling, general and administrative expenses	23,335	41,249	36,628	(17,844)	83,368
Research and development	—	15,112	6,508	—	21,620
Restructuring charges	—	1,819	11,559	—	13,378
Write down of long-lived assets	—	—	15,786		15,786
Net (gain) loss on sales and disposals of assets	3	107	(18)	—	92
Total operating costs and expenses	23,889	669,137	723,744	(690,398)	726,372

Operating income (loss)	(23,889)	68,915	2,153	614	47,793

Other (income) expense, net	(6,974)	31,788	(1,085)	(229)	23,500
Equity in earnings of subsidiaries	(34,119)	—	—	34,119	—
Income before income taxes	17,204	37,127	3,238	(33,276)	24,293

Income tax expense (benefit)	(1,192)	146	6,943	—	5,897

Net income	$18,396	$36,981	$(3,705)	$(33,276)	$18,396

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended December 31, 2011

Comprehensive income (loss)	$10,877	$35,122	$(8,577)	$(33,276)	$4,146

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(33,506)	$(45,166)	$37,050	$—	$(41,622)

Investing activities:
Capital expenditures	—	(13,395)	(24,954)	—	(38,349)
Change in restricted cash	—	(24,000)	—	—	(24,000)
Net cash used in investing activities	—	(37,395)	(24,954)	—	(62,349)

Financing activities:
Proceeds from issuance of debt	39,825	—	—	—	39,825
Deferred acquisition payments	(5,617)	(1,000)	—	—	(6,617)
Payments of long-term debt	—	—	(1,901)	—	(1,901)
Proceeds from exercise of stock options	58	—	—	—	58
Debt issuance costs	(275)	—	—	—	(275)
Net cash provided by (used in) financing activities	33,991	(1,000)	(1,901)	—	31,090
Net increase (decrease) in cash and cash equivalents	485	(83,561)	10,195	—	(72,881)
Effect of foreign currency fluctuations on cash	—	—	(81)	—	(81)
Cash and cash equivalents at beginning of fiscal period	7,933	178,205	24,383	—	210,521
Cash and cash equivalents at end of fiscal period	$8,418	$94,644	$34,497	$—	$137,559

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by operating activities	$40,743	$9,764	$21,396	$—	$71,903

Investing activities:
Capital expenditures	(1)	(17,903)	(13,889)	—	(31,793)
Acquisition, net of cash received	—	(11,584)	—	—	(11,584)
Net cash used in investing activities	(1)	(29,487)	(13,889)	—	(43,377)

Financing activities:
Payments of long-term debt	(40,581)	—	—	—	(40,581)
Net payments under other credit facilities	—	—	(3,153)	—	(3,153)
Proceeds from exercise of stock options	225	—	—	—	225
Debt issuance costs	—	(36)	—	—	(36)
Net cash used in financing activities	(40,356)	(36)	(3,153)	—	(43,545)
Net increase (decrease) in cash and cash equivalents	386	(19,759)	4,354	—	(15,019)
Effect of foreign currency fluctuations on cash	—	—	(983)	—	(983)
Cash and cash equivalents at beginning of fiscal period	6,417	119,326	26,308	—	152,051
Cash and cash equivalents at end of fiscal period	$6,803	$99,567	$29,679	$—	$136,049

Note 16. Subsequent Event

On January 2, 2013, the Company announced that KEC received regulatory clearance from the Anti-monopoly Bureau of the Ministry of Commerce of the People’s Republic of China for KEC’s proposed acquisition of a 34% interest in NEC TOKIN Corporation (“NT”). As previously announced on March 12, 2012, KEC entered into a definitive agreement to acquire this interest for $50.0 million. The closing of the transaction occurred on February 1, 2013.  The Company will account for the equity investment using the equity method in a non-consolidated variable interest entity since the Company does not have the power to direct significant activities of NT.

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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iii) an increase in the cost or a decrease in the availability of our raw materials; (iv) changes in the competitive environment; (v) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vi) changes in economic, political, or regulatory environment in the countries in which we operate; (vii) difficulties, delays or unexpected costs in completing the restructuring plan; (viii) equity method investments expose us to a variety of risks; (ix) acquisitions and other strategic transactions expose us to a variety of risks; (x)  the inability to attract, train and retain effective employees and management; (xi) the inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xiv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xv) volatility of financial and credit markets affecting our access to capital; (xvi) the need to reduce the total costs of our products to remain competitive; (xvii) potential limitation on the use of net operating losses to offset possible future taxable income; (xviii) restrictions in our debt agreements that limit our flexibility in operating our business; and (xix) additional exercise of the warrant by K Equity, LLC which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates, assumptions, and judgments based on historical data and other assumptions that management believes are reasonable. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

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

We manufacture a broad line of tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2012, we shipped approximately 32 billion capacitors and in the nine months ended December 31, 2012, we shipped approximately 24 billion capacitors. We believe the long-term demand for various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We operate 22 production facilities and employ approximately 9,800 employees worldwide. We manufacture capacitors in Europe, North America, and Asia. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.  For the nine months ended December 31, 2012 and 2011, our consolidated net sales were $639.9 million and $774.2 million, respectively.

We are organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. The Film and Electrolytic Business Group (“Film and Electrolytic”) includes a machinery division located in Italy that provides automation solutions for the manufacture, processing and assembly of; metalized films, film/foil and electrolytic capacitors; and designs, assembles; and installs automation solutions for the production of energy storage devices.  Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales and marketing functions are shared by each of the business groups and the costs of these functions are allocated to the business groups.

Our Competitive Strengths

We believe that we benefit from the following competitive strengths:

Strong Customer Relationships.    We have a large and diverse customer base. We believe that our emphasis on quality control and history of performance establishes loyalty with original equipment manufacturers (“OEMs”), electronics manufacturing services providers (“EMSs”) and distributors. Our customer base includes most of the world’s major electronics OEMs (including Alcatel-Lucent USA, Inc., Apple Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive),  EMSs (including Celestica Inc., Elcoteq SE, Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in the nine months ended December 31, 2012. Our largest customer is a distributor, and no single end use customer accounted for more than 8% of our net sales in the nine months ended December 31, 2012. We believe that well-balanced product, geographic and customer diversification help us mitigate some of the negative financial impact through economic cycles.

Leading Market Positions and Operating Scale.    Based on net sales, we believe that we are the largest manufacturer of tantalum capacitors in the world and one of the largest manufacturers of direct current film capacitors in the world; we have a significant market position in the specialty ceramic and custom wet aluminum electrolytic markets. We believe that our leading market positions and operating scale allow us to realize production efficiencies, leverage economies of scale and capitalize on growth opportunities in the global capacitor market.

Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During the nine months ended December 31, 2012 and 2011, respectively, specialty products accounted for 41.1% and 39.1% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecommunication infrastructure, and oil and gas. For example, in August 2009, we were selected as one of thirty companies to receive a grant from the Department of Energy. Our $15.1 million award has enabled us to produce film capacitors within the United States to support alternative energy products and green technologies such as hybrid electric drive vehicles. Producing these parts in the United States will allow us to compete effectively in the alternative energy market domestically.  We began production in the fourth quarter of fiscal year 2012.

Low-Cost Production.    We believe we have some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China. We believe our manufacturing facilities in China have low production costs and are in close proximity to the large and growing Chinese market; in addition, we have the ability to increase capacity and change product mix to meet our customers’ needs. We believe our operations in Mexico are among the most cost-efficient in the world.  In addition, we believe our manufacturing facility in Bulgaria has low production costs; in the second quarter of fiscal year 2013 we expanded our manufacturing to Macedonia, which we believe will also have low production costs.

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

One KEMET Campaign.    We continue to focus on improving our business capabilities through various initiatives that all fall under our One KEMET campaign. The One KEMET campaign aims to ensure that we, as a company, are focused on the same goals and working with the same processes and systems to ensure consistent quality and service. This effort was launched to ensure that as we continue to grow, we not only remain grounded in our core principles but that we also use those principles, operating procedures and systems as the foundation from which to expand. These initiatives include our global Oracle software implementation, which we expect to complete in the first half of fiscal year 2014, our Lean and Six Sigma culture evolution and our global customer accounts management program, which is now implemented and will be expanding.

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

Continue to Pursue Low-Cost Production Strategy.    We continue to evaluate and are actively pursuing measures that will allow us to maintain our position as a low-cost producer of capacitors with facilities close to our customers. We have shifted and will continue to shift production to low cost locations in order to reduce material and labor costs. We plan to expand our manufacturing in Macedonia which we believe will have low production costs.  Additionally, we are focused on developing more cost-efficient manufacturing equipment and processes, designing manufacturing plants for more efficient production and reducing work-in-process (“WIP”) inventory by building products from start to finish in one factory. Furthermore, we continue to implement the Lean and Six Sigma methodology to drive towards zero product defects so that quality remains a given in the minds of our customers.

Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers’ varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During the third quarter of fiscal year 2013, we introduced 399 new products of which 84 were first to market, and specialty products accounted for 41.1% of our revenue over this period.

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

Selectively Target Complementary Acquisitions and Equity Investments.    As strategic opportunities are identified, we will evaluate and possibly pursue them if they would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers’ technologies and our current product offerings. For example, on February 21, 2012, the Company completed its acquisition of Niotan Incorporated (whose name was subsequently changed to KEMET Blue Powder Corporation (“Blue Powder”)), a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP.  In addition, on February 1, 2013 we acquired a 34% economic interest in NEC TOKIN Corporation (“NT”), a manufacturer of tantalum capacitors and electro-magnetic, electro-mechanical and access devices.

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

Recent Developments and Trends

Despite declining sales over the past three fiscal quarters, our efforts to reduce our fixed costs across the entire company have been successful, and we have seen gross margin as a percentage of sales improve from 14.4% in the first quarter of fiscal year 2013 to 17.1% in the third quarter of fiscal year 2013.

We have continued to shift production to lower cost locations and to restructure our operations.  Through our recent acquisition and equity investment activity we believe we can enhance our competitive position.  These trends are described in more detail below.

Shift to Lower Cost Production

In September 2012 we began production in Skopje, Macedonia; this facility will allow for a significant reduction in cost while increasing our total production capability.  In addition, we initiated the relocation of some of our Film and Electrolytic manufacturing operations to our manufacturing facility in Evora, Portugal.

Impairment Charge

Consistent with prior years, we performed our annual impairment test of goodwill and indefinite lived assets as of May 31st. Due to reduced earnings and cash flows caused by macro-economic factors and excess capacity issues in our industry, we revised our earnings forecast; as a result, we recorded a $1.1 million goodwill impairment charge in the second quarter of fiscal year 2013, which represents all of the goodwill related to the KEMET Foil Manufacturing, LLC (“KEMET Foil”) reporting unit.

Write Down of Long-Lived Assets

During the third quarter of fiscal year 2013 and corresponding with a restructuring of our Tantalum operations in the Evora, Portugal manufacturing facility, we incurred impairment charges totaling $3.1 million.  This restructuring is expected to be completed during the quarter ending March 31, 2014.  As a part of our ongoing commitment to expand our polymer capacity we will be moving Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the equipment in Portugal will be disposed.  We used an income approach to estimate the fair value of the assets to be disposed.

During the second quarter of fiscal year 2013 and in connection with the consolidation of two Film and Electrolytic manufacturing facilities within Italy, we incurred impairment charges totaling $4.2 million.  Appraisals for these manufacturing facilities indicated there was a decrease in market value and, therefore, the carrying amounts of these manufacturing facilities were reviewed for recoverability.  It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeded its fair value.

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

Equity Investment

On July 11, 2012, we received antitrust clearance from the European Commission under the European Union Merger Regulation for our previously announced intent to acquire a 34% economic interest in NT by KEMET Electronics Corporation (“KEC”), our wholly owned subsidiary, for $50.0 million.  On January 2, 2013, we announced that KEC received regulatory clearance from the Anti-monopoly Bureau of the Ministry of Commerce of the People’s Republic of China for KEC’s proposed acquisition of a 34% interest in NT. All required governmental approvals to complete the transaction have now been obtained. The closing of the transaction occurred on February 1, 2013.  We will account for the equity investment using the equity method in a non-consolidated variable interest entity since we do not have the power to direct significant activities of NT.

Advance

On August 28, 2012, we entered into an agreement, as amended on the same date (the “Agreement”), with an original equipment manufacturer (the “OEM”) pursuant to which the OEM agreed to advance us $24.0 million (the “Advance Payment”).  The Agreement provides that on a monthly-basis starting eight months following the receipt of the Advance Payment, we will pay the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment could double under certain circumstances described therein.  Thirty-two months after the date of the Advance Payment, the remaining outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, we delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012 which reduced our availability under the Loan and Security Agreement.  On October 22, 2012 we received the Advance Payment from the OEM.

Restructuring

On July 25, 2012, we committed to a global restructuring plan to respond to the continued economic slowdown and in the quarter ended September 30, 2012 we incurred a $7.5 million charge to earnings related to termination benefits.  On October 26, 2012, we expanded the global restructuring plan to include additional headcount reductions, and in the quarter ended December 31, 2012 we incurred an additional $3.4 million charge to earnings related to termination benefits.  As a result of the restructuring of our Evora, Portugal plant, we expect to incur additional termination related expenses through March 31, 2014.

Outlook

For the fourth quarter of fiscal year 2013, we expect net sales to be consistent with the quarter ended December 31, 2012.  We expect to incur capital expenditures in the range of $7.0 million to $9.0 million and Selling, General and Administrative (“SG&A”) costs to decrease between $0.3 million to $0.5 million.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Third Quarter of Fiscal Year 2013 with the Third Quarter of Fiscal Year 2012

The following table sets forth the operating income (loss) for each of our business segments for the quarters ended December 31, 2012 and December 31, 2011.  The table also sets forth each of the segments’ net sales as a percent to total net sales and the net income (loss) components as a percent to total net sales (dollars in thousands):

	Quarters Ended
	December 31, 2012		December 31, 2011
	Amount	% to Total sales	Amount	% to Total sales
Net sales
Tantalum	$98,496	49.2%	$92,091	42.1%
Ceramic	51,276	25.6%	47,510	21.7%
Film and Electrolytic	50,525	25.2%	79,194	36.2%
	$200,297	100.0%	$218,795	100.0%

Gross margin (loss)
Tantalum	$17,492		$14,576
Ceramic	18,562		16,317
Film and Electrolytic	(1,874)		9,597
	34,180	17.1%	40,490	18.5%

SG&A expenses
Tantalum	724		637
Ceramic	754		727
Film and Electrolytic	1,919		2,760
	3,397	1.7%	4,124	1.9%

R&D expenses
Tantalum	2,807		3,021
Ceramic	1,640		1,609
Film and Electrolytic	1,650		2,034
	6,097	3.0%	6,664	3.0%

Restructuring charges
Tantalum	652		6
Ceramic	1,378		1
Film and Electrolytic	1,856		10,741
	3,886	1.9%	10,748	4.9%
Other operating expenses
Tantalum	3,192		15,754
Ceramic	151		53
Film and Electrolytic	132		(12)
	3,475	1.7%	15,795	7.2%

Segment operating income (loss)
Tantalum	10,117		(4,842)
Ceramic	14,639		13,927
Film and Electrolytic	(7,431)		(5,926)
	17,325	8.6%	3,159	1.4%
Unallocated operating expenses
SG&A expenses	22,014		20,613
R&D expenses	601		508
	22,615		21,121

Operating loss	(5,290)		(17,962)

Other (income) expense, net	8,552	4.3%	7,690	3.5%
Loss before income taxes	(13,842)	-6.9%	(25,652)	-11.7%
Income tax expense	415	0.2%	2,119	1.0%
Net loss	$(14,257)	-7.1%	$(27,771)	-12.7%

Consolidated Comparison of the Third Quarter of Fiscal Year 2013 with the Third Quarter of Fiscal Year 2012

Net Sales

Net sales of $200.3 million for the quarter ended December 31, 2012 decreased 8.5% compared to net sales of $218.8 million in the third quarter of fiscal year 2012 due primarily to a $28.7 million decrease in Film and Electrolytic where average selling prices and unit sales volumes decreased due to a general softening in the market.  This decrease was partially offset by an increase in net sales for Tantalum and the Ceramic Business Group (“Ceramic”), by $6.4 million and $3.8 million, respectively.  The Tantalum increase was primarily driven by an increase in unit sales volumes while the Ceramic increase related to an increase in average selling prices due to an increase in specialty unit sales volumes.

The following table reflects the percentage of net sales by region for the quarters ended December 31, 2012 and 2011:

	Quarters Ended December 31,
	2012	2011
Americas	31%	29%
EMEA	33%	39%
APAC	36%	32%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended December 31, 2012 and 2011:

	Quarters Ended December 31,
	2012	2011
Distributors	45%	39%
EMS	18%	16%
OEM	37%	45%
	100%	100%

Gross Margin

Gross margin decreased $6.3 million in the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011 due primarily  to an $11.5 million decrease in Film and Electrolytic where a general softening of the market drove a decrease in average selling prices and unit sales volumes.  In addition, $1.5 million of plant start-up costs were incurred by Film & Electrolytic in the third quarter of fiscal year 2013 related to the Skopje, Macedonia and Evora, Portugal facilities compared to $0.7 million in the third quarter of fiscal year 2012.  Decreases in Film and Electrolytic margins were partially offset by an increase in the gross margins for Tantalum and Ceramic, of $2.9 million and $2.2 million, respectively.  The Tantalum increase was driven by an increase in unit sales volumes while the Ceramic increase related to an increase in average selling prices due to an increase in specialty unit sales volumes.

Selling, General and Administrative Expenses

SG&A expenses were $25.4 million, or 12.7% of net sales for the third quarter of fiscal year 2013 compared to $24.7 million or 11.3% of net sales for third quarter of fiscal year 2012.  The $0.7 million increase in SG&A expenses primarily consists of a $2.0 million increase in incentive expense primarily related to stock based compensation, a $0.9 million increase in professional fees and $0.2 million in additional expense related to our investment to improve the health and educational facilities in the community of the Katanga Province of the Democratic Republic of the Congo.   Partially offsetting these increases were a $1.4 million decrease in selling expenses consistent with the decrease in net sales, a $0.4 million decrease in ERP integration costs, and a $0.5 million decrease in marketing activities and projects.

Research and Development

Research and development (“R&D”) expenses were $6.7 million or 3.3% of net sales for the third quarter of fiscal year 2013, compared to $7.2 million, or 3.3% of net sales for the third quarter of fiscal year 2012. The 6.6% decrease resulted from headcount reductions taken in fiscal year 2013 to align R&D expenses with an acceptable percentage of net sales.

Restructuring Charges

We incurred $3.9 million in restructuring charges in the third quarter of fiscal year 2013 compared to $10.7 million in restructuring charges in the third quarter of fiscal year 2012.  Restructuring charges in the third quarter of fiscal year 2013 included $1.6 million for reductions in administrative overhead primarily in the Corporate headquarters, $0.7 million for reductions in production workforce in Mexico, $0.6 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.5 million for reductions in workforce across the Company as a whole in response to lower volumes and demand.  The total termination benefits expected for the conversion of the Weymouth manufacturing facility are $2.6 million of which $2.3 million have been recognized, the expected completion is the third quarter of fiscal year 2014. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $0.5 million for relocation of equipment to China, Bulgaria, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy.

The restructuring charges in the third quarter of fiscal year 2012 included $6.1 million for termination benefits related to facility closures in Italy and $4.5 million also incurred in Italy to participate in a plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a certain period of time.   In addition, we incurred manufacturing relocation costs of $0.3 million for relocation of equipment to China and Mexico.

Operating Income (Loss)

Operating loss for the quarter ended December 31, 2012 was $5.3 million compared to an operating loss of $18.0 million for the quarter ended December 31, 2011 for which the difference was primarily due to a decrease in the write down of long-lived assets of $12.7 million.  In the third quarter of fiscal year 2013 a $3.1 million loss was realized on the impairment of Tantalum equipment in Evora, Portugal compared to an impairment charge of $15.8 million during the third quarter of fiscal year 2012 related to idled equipment in Evora, Portugal.   In addition, Restructuring and R&D expenses decreased by $6.9 million and $0.5 million, respectively in the third quarter of fiscal year 2013 as compared to the third quarter of fiscal year 2012.  These improvements were partially offset by a $6.3 million decrease in gross margin for the third quarter of fiscal year 2013 as compared to the third quarter of fiscal year 2012, a $0.7 million increase in SG&A expenses and a $0.6 million curtailment loss on a defined benefit pension plan recognized in the third quarter of fiscal year 2013.

Other (Income) Expense, net

Other (income) expense, net was an expense of $8.6 million in the third quarter of fiscal year 2013 compared to an expense of $7.7 million in the third quarter of fiscal year 2012.  Interest expense for the third quarter of fiscal year 2013 increased $3.2 million compared to the third quarter of fiscal year 2012 due to a $125 million increase in our 10.5% Senior Notes.   Offsetting this increase was a $0.6 million gain recognized in the third quarter of fiscal year 2013 due to a cancellation fee related to an order in the machinery division of Film and Electrolytic.  In addition, during the third quarter of fiscal year 2013, we recognized a $0.5 million foreign currency exchange gain as compared to a $0.3 million loss on foreign currency exchange in the third quarter of fiscal year 2012, primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.

Income Taxes

Income tax expense for the third quarter of fiscal year 2013 was $0.4 million compared to $2.1 million of income tax expense for the third quarter fiscal year 2012.  Income tax expense for the third quarter of fiscal year 2013 was comprised of a $0.9 million expense related to foreign operations and a $0.1 million state income tax expense and $0.6 million tax benefit resulting from the release of an uncertain tax position in a foreign jurisdiction.  There is no U.S. federal income tax benefit from the third quarter of fiscal year 2013 loss due to a valuation allowance on net deferred tax assets.

Income tax expense for the third quarter of fiscal year 2012 was comprised of $1.4 million related to two foreign tax jurisdictions that imposed new tax laws which limited the utilization of net operating losses and $0.7 million primarily related to income taxes for foreign operations There was no U.S. federal income tax expense related to the third quarter of fiscal year 2012 earnings due to the utilization of net operating loss carryforward deductions and a valuation allowance on net deferred tax assets.

Business Groups Comparison of the Quarter Ended December 31, 2012 with the Quarter Ended December 31, 2011

Tantalum

The following table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Segment Operating income (loss) and Segment Operating income (loss) as a percentage of Net sales for our Tantalum business group for the quarters ended December 31, 2012 and 2011 (amounts in thousands, except percentages):

	Quarters Ended
	December 31, 2012		December 31, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$98,496		$92,091
Gross margin	17,492	17.8%	14,576	15.8%
Segment operating income (loss)	10,117	10.3%	(4,842)	-5.3%

Net Sales

Net sales increased 7.0% during the third quarter of fiscal year 2013 as compared to the third quarter of fiscal year 2012.  The increase in net sales in the third quarter of fiscal year compared to the third quarter of fiscal year 2012 is driven by an increase in unit sales volume of 7.1%.  The increase in unit sales volume is due to increased demand in APAC, which was partially offset by a decrease in demand in EMEA.  The current difficult economic environment in EMEA decreased net sales to $19.9 million in the third quarter of fiscal year 2013 as compared to $25.0 million in the third quarter of fiscal year 2012.  Net sales in Asia increased to $49.2 million in the third quarter of fiscal year 2013 as compared to $41.2 million in the third quarter of fiscal year 2012.  This increase was partially offset by a 0.1% decrease in average selling prices for the third quarter of fiscal year 2013 as compared to the third quarter of fiscal year 2012.

Gross Margin

Gross margin increased by $2.9 million during the quarter ended December 31, 2012, as compared to the quarter ended December 31, 2011 primarily due to cost savings achieved through our vertical integration of the tantalum supply chain and an increase in unit sales volumes.  Cost reductions through vertical integration and lean/process engineering improvements are ongoing.

Segment Operating Income (Loss)

Segment operating income for the third quarter of fiscal year 2013 was $10.1 million compared to a segment operating loss of $(4.8) million in the third quarter of fiscal year 2012.  The $15.0 million improvement was primarily attributable to a decrease in the write down of long-lived assets of $12.7 million.  In the third quarter of fiscal year 2013 a $3.1 million loss was realized on the impairment of Tantalum equipment in Evora, Portugal compared to an impairment of $15.8 million during the third quarter of fiscal year 2012 related to idled equipment in Evora, Portugal.   In addition, gross margin improved $2.9 million in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.  These improvements were partially offset by a $0.6 million increase in restructuring charges when comparing the third quarter of fiscal year 2013 to the third quarter of fiscal year 2012.

Ceramic

The following table sets forth Net sales, Gross margin, Gross margin as a percentage of Net sales, Segment operating income and Segment operating income as a percentage of Net sales for our Ceramic business group for the quarters ended December 31, 2012 and 2011 (amounts in thousands, except percentages):

	Quarters Ended
	December 31, 2012		December 31, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$51,276		$47,510
Gross margin	18,562	36.2%	16,317	34.3%
Segment operating income	14,639	28.5%	13,927	29.3%

Net Sales

Net sales increased $3.8 million, or 7.9% in the third quarter of fiscal year 2013 as compared to the third quarter of fiscal year 2012 primarily due to a 4.6% increase in average selling prices driven by an increase in the unit sales volumes of specialty products. Unit sales volume increased 3.2% during the third quarter of fiscal year 2013, as compared to the third quarter of fiscal year 2012 due to increased demand across all regions.

Gross Margin

Gross margin as a percentage of Ceramic net sales improved to 36.2% as compared to 34.3% in the third quarter of fiscal year 2012 primarily attributable to an increase in unit sales volume and a shift to higher margin specialty products.

Segment Operating Income

Segment operating income for the third quarter of fiscal year 2013 improved by $0.7 million due to a $2.2 million increase in gross margin when comparing the third quarter of fiscal year 2013 to the third quarter of fiscal year 2012.  Partially offsetting this improvement was an increase in restructuring charges of $1.4 million when comparing the third quarter of fiscal year 2013 to the third quarter of fiscal year 2012.

Film and Electrolytic

The following table sets forth Net sales, Gross margin (loss), Gross margin (loss) as a percentage of Net sales, Segment operating income (loss) and Segment operating income (loss) as a percentage of Net sales for our Film and Electrolytic business group for the quarters ended December 31, 2012 and 2011 (amounts in thousands, except percentages):

	Quarters Ended
	December 31, 2012		December 31, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$50,525		$79,194
Gross margin (loss)	(1,874)	-3.7%	9,597	12.1%
Segment operating loss	(7,431)	-14.7%	(5,926)	-7.5%

Net Sales

Net sales decreased 36.2% in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. Average selling prices for capacitors decreased 9.4% in the third quarter of fiscal year 2013 as compared to the same quarter last year. Average selling prices decreased due to the European economic slowdown and pressure on pricing.   Capacitor unit sales volume for the third quarter of fiscal year 2013 decreased 17.6% compared to the third quarter of fiscal year 2012 due to an overall decrease in customer demand seen across all regions and channels. Capacitor net sales were unfavorably impacted by $1.5 million related to foreign exchange, primarily the Euro.  The Film and Electrolytic machinery division’s net sales decreased by $6.5 million in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.  The decrease in the Film and Electrolytic machinery division’s net sales is primarily due to a decrease in unit sales volume and a $0.2 million unfavorable impact related to foreign exchange.

Gross Margin (Loss)

Gross margin (loss) as a percentage of Film and Electrolytic net sales decreased to (3.7)% in the third quarter of fiscal year 2013 as compared to 12.1% in the third quarter of fiscal year 2012.  The decrease is primarily due to a decrease in capacitor unit sales volumes and lower production levels.  In addition, we incurred $1.5 million of plant start-up costs related to the Skopje, Macedonia and Evora, Portugal facilities in the third quarter of fiscal year 2013 compared to $0.7 million in the third quarter of fiscal year 2012.  The machinery division’s gross loss decreased to $0.8 million in the third quarter of fiscal year 2013 as compared to a $1.1 million gross margin in the third quarter of fiscal year 2012 primarily due to a decrease in unit sales volumes.

Segment Operating Income (Loss)

Segment operating loss for the third quarter of fiscal year 2013 was $7.4 million as compared to Segment operating loss of $5.9 million in the third quarter of fiscal year 2012.  The $1.5 million increase in segment operating loss is primarily attributable to an $11.4 million decrease in gross margin in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.  This decrease was partially offset by decreases in restructuring charges and SG&A expenses of $8.9 million and $0.8 million, respectively when comparing the third quarter of fiscal year 2013 to the same quarter of fiscal year 2012.

Comparison of the Nine Months Ended December 31, 2012 with the Nine Months Ended December 31, 2011

The following table sets forth the operating income (loss) for each of our business segments for the nine months ended December 31, 2012 and December 31, 2011.  The table also sets forth each of the segments’ net sales as a percent to total net sales and the net income components as a percent to total net sales (dollars in thousands):

	Nine Months Ended
	December 31, 2012		December 31, 2011
	Amount	% to Total sales	Amount	% to Total sales
Net sales
Tantalum	$317,003	49.5%	$326,824	42.2%
Ceramic	155,937	24.4%	163,001	21.1%
Film and Electrolytic	166,980	26.1%	284,340	36.7%
	$639,920	100.0%	$774,165	100.0%

Gross margin (loss)
Tantalum	$52,945		$74,123
Ceramic	49,003		53,441
Film and Electrolytic	(2,519)		54,473
	99,429	15.5%	182,037	23.5%

SG&A expenses
Tantalum	3,400		1,919
Ceramic	2,076		2,307
Film and Electrolytic	6,347		8,918
	11,823	1.8%	13,144	1.7%

R&D expenses
Tantalum	9,524		9,078
Ceramic	4,846		4,791
Film and Electrolytic	4,893		5,822
	19,263	3.0%	19,691	2.5%

Restructuring charges
Tantalum	2,759		905
Ceramic	2,630		89
Film and Electrolytic	8,283		12,384
	13,672	2.1%	13,378	1.7%

Other operating expenses
Tantalum	3,212		15,803
Ceramic	176		55
Film and Electrolytic	3,811		20
	7,199	1.1%	15,878	2.1%

Segment operating income (loss)
Tantalum	34,050		46,418
Ceramic	39,275		46,199
Film and Electrolytic	(25,853)		27,329
	47,472	7.4%	119,946	15.5%
Unallocated operating expenses
SG&A expenses	68,826		70,224
R&D expenses	2,001		1,929
	70,827		72,153

Operating income (loss)	(23,355)		47,793

Other (income) expense, net	29,603	4.6%	23,500	3.0%
Income (loss) before income taxes	(52,958)	-8.3%	24,293	3.1%
Income tax expense	3,973	0.6%	5,897	0.8%
Net income (loss)	$(56,931)	-8.9%	$18,396	2.4%

Consolidated Comparison of the Nine Months Ended December 31, 2012 with the Nine Months Ended December 31, 2011

Net Sales

Net sales for the nine months ended December 31, 2012 decreased by $134.2 million, or 17.3% to $639.6 million compared to the same period in fiscal year 2012 primarily due to a $117.4 million decrease in Film and Electrolytic where unit sales volumes decreased due to a decrease in demand seen across all regions and channels.  The decrease in unit sales volume for Film and Electrolytic was partially offset by an increase in average selling prices due to favorable product mix shifts.  The other driver for the decrease in net sales related to Film and Electrolytic’s machinery division net sales decrease of $36.0 million in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.  In addition, net sales decreased for Tantalum and Ceramic by $9.8 million and $7.1 million, respectively.  The Tantalum decrease was driven by a decrease in average selling prices due to a shift in sales from EMEA to APAC.  The Ceramic decrease related to a decrease in average selling prices and unit sales volumes due to excess capacity in the market place.

The following table reflects the percentage of net sales by region for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
	2012	2011
Americas	29%	28%
EMEA	34%	38%
APAC	37%	34%
	100%	100%

The following table reflects the percentage of net sales by channel for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
	2012	2011
Distributors	44%	43%
EMS	17%	14%
OEM	39%	43%
	100%	100%

Gross Margin

Gross margin was $99.4 million, or 15.5% of net sales for the nine months ended December 31, 2012 compared to $182.0 million, or 23.5% of net sales for the nine months ended December 31, 2011.  The primary contributors to the decline in gross margin were lower unit sales volume, a shift in sales to APAC where product margins are lower and the difficulty reducing our operating costs in proportion with the decline in production volumes.  In addition, for Tantalum, efforts to reduce costs through vertical integration and lean/process engineering improvements are ongoing; however, have not offset the significant unfavorable shift in regional sales mix.  In addition, we incurred $4.8 million of plant start-up costs in the nine months ended December 31, 2012 compared to $1.4 million in the nine months ended December 31, 2011.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended December 31, 2012 were $80.6 million, or 12.6% of net sales, as compared to $83.4 million, or 10.8% of net sales for the same period in fiscal year 2012.  The $2.8 million decrease in SG&A expenses included a decrease of $4.2 million in selling and incentive expenses consistent with the decrease in sales and a $0.9 million decrease in marketing activities and projects.  Partially offsetting these decreases were a $1.5 million increase in incentive compensation related to stock based compensation, and an increase of $0.3 million related to ERP integration costs due to an increase in activities as we work toward completing Oracle ERP implementations during the first half of fiscal year 2014.    In addition, in the nine months ended December 31, 2012, we incurred a $0.8 million expense related to our investment to improve the health and educational facilities in the community of the Katanga Province of the Democratic Republic of the Congo.

Research and Development Expenses

R&D expenses for the nine months ended December 31, 2012 were $21.3 million, or 3.3% of net sales compared to $21.6 million, or 2.8% of net sales for the same period in fiscal year 2012.  The $0.3 million decrease resulted from headcount reductions taken in fiscal year 2013 to align the R&D expenses with an acceptable percentage of net sales.`

Restructuring Charges

During the nine months ended December 31, 2012, we incurred $13.7 million in restructuring charges compared to $13.4 million in restructuring charges for the nine months ended December 31, 2011.  The restructuring charges for personnel reductions totaled $12.0 million in the nine months ended December 31, 2012 and were comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center, $2.3 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center, $2.3 million for reductions in administrative overhead primarily in the Corporate headquarters, $2.0 million for reductions in production workforce and administrative overhead across the entire Company, $1.5 million for reductions in production workforce in Mexico and $1.1 million for reductions in production workforce in Portugal,.  In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.7 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy.

The restructuring charges for the nine months ended December 31, 2011 included termination benefits of $6.1 million related to facility closures in Italy that commenced during fiscal year 2013 and $4.5 million also incurred in Italy to participate in a plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a certain period of time.  Additionally, we incurred $1.2 million in personnel reduction costs primarily due to headcount reductions in the Mexican operations of Tantalum.  We also incurred manufacturing relocation costs of $1.6 million for relocation of equipment to China and Mexico.

Operating Income (Loss)

Operating loss for the nine months ended December 31, 2012 was $23.4 million, compared to operating income of $47.8 million for the nine months ended December 31, 2011.  The $71.2 million decrease in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 is primarily due to the $82.6 million decrease in Gross margin.  Also, $1.1 million was recognized for goodwill impairment in the nine months ended December 31, 2012.  Partially offsetting these decreases to operating income were a decrease in Write down of long-lived assets, SG&A expenses, and curtailment and settlement gains of $8.5 million, $2.7 million and $1.1 million, respectively.  During the nine months ended December 31, 2012, a $3.1 million loss was realized on the impairment of Tantalum equipment in Evora, Portugal and a $4.2 million loss was realized on the impairment of two manufacturing facilities in Italy compared to an impairment of $15.8 million during the third quarter of fiscal year 2012 related to idled equipment in Evora, Portugal.

Other (Income) Expense, net

Other (income) expense, net was an expense of $29.6 million in the nine months ended December 31, 2012 compared to an expense of $23.5 million in the nine months ended December 31, 2011.  Interest expense for the nine months ended December 31, 2012 increased $9.1 million compared to the third quarter of fiscal year 2012 due to a $125 million increase in our 10.5% Senior Notes.  Offsetting this increase was a $0.6 million gain recognized in the nine months ended December 31, 2012 due to a cancellation fee imposed on a customer.  In addition, during the nine months ended December 31, 2012, we recognized a $0.9 million foreign currency exchange loss as compared to a $1.6 million loss on foreign currency exchange in the nine month period ended December 31, 2011, primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.

Income Taxes

For the nine months ended December 31, 2012, income tax expense of $4.0 million was comprised of a $4.4 million income tax expense related to foreign operations, $0.2 million of state income tax expense and $0.6 million income tax benefit related to a release of an uncertain tax position in a foreign jurisdiction.  During the nine months ended December 31, 2011, we recognized net income tax expense of $5.9 million comprised of a $5.5 million income tax expense related to foreign operations, $1.4 million related to two foreign tax jurisdictions that imposed new tax laws which limited the utilization of net operating losses, $0.1 million of state income tax benefits, and a $0.9 million U.S. federal income tax benefit related to a prior year settlement.

Business Groups Comparison of the Nine Months Ended December 31, 2012 with the Nine Months Ended December 31, 2011

Tantalum

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Segment operating income and Segment operating income as a percentage of net sales for our Tantalum business group for the quarters ended December 31, 2012 and 2011 (amounts in thousands, except percentages):

	Nine Months Ended
	December 31, 2012		December 31, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$317,003		$326,824
Gross margin	52,945	16.7%	74,123	22.7%
Segment operating income	34,050	10.7%	46,418	14.2%

Net Sales

Net sales decreased 3.0% during the nine months ended December 31, 2012, as compared to the same period of fiscal year 2012.  Average selling prices decreased 3.0% and unit sales volume remained relatively flat for the nine months ended December 31, 2012 as compared to the same period ended December 31, 2011.  The decrease in average selling prices was primarily related to a regional shift from EMEA to APAC.  The current economic situation in EMEA caused a decline in net sales to $70.3 million for the nine months ended December 31, 2012 as compared to $93.7 million in the period ended December 31, 2011.  APAC revenue increased to $159.0 million for the nine months ended December 31, 2012 as compared to $143.6 million in the period ended December 31, 2011.

Gross Margin

Gross margin decreased by $21.2 million, or 28.6% during the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011.  Gross margin as a percentage of Tantalum net sales decreased to 16.7% in the nine months ended December 31, 2012 as compared to 22.7% in the nine months ended December 31, 2011.  The decrease in gross margin was significantly impacted by the shift in sales from higher margin products sold into EMEA to lower margin products sold into APAC.  In addition, plant start-up costs related to the vertical integration efforts totaled $0.9 million during the nine months ended December 31, 2012 compared to zero in the nine month period ended December 31, 2011.  These decreases to gross margin were partially offset by cost savings achieved through our vertical integration of the tantalum supply chain.

Segment Operating Income

Segment operating income for the nine months ended December 31, 2012 was $34.1 million, as compared to segment operating income of $46.4 million in the nine months ended December 31, 2011.  The decline is attributable to the decrease in gross margin of $21.2 million as compared to the nine months ended December 31, 2011.  In addition, SG&A and Restructuring expenses increased $1.5 million and $1.9 million, respectively during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011.  These decreases were partially offset by a decrease in the write down of long-lived assets of $12.7 million.   In the nine month period ended December 31, 2012, a $3.1 million loss was realized on the impairment of Tantalum equipment in Evora, Portugal compared to an impairment of $15.8 million in the nine month period ended December 31, 2011 related to idled equipment in Evora, Portugal.

Ceramic

The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Segment operating income and Segment operating income as a percentage of net sales for our Ceramic business group for the nine months ended December 31, 2012 and 2011 (amounts in thousands, except percentages):

	Nine Months Ended
	December 31, 2012		December 31, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$155,937		$163,001
Gross margin	49,003	31.4%	53,441	32.8%
Segment operating income	39,275	25.2%	46,199	28.3%

Net Sales

Net sales decreased by 4.3% during the nine months ended December 31, 2012 as compared to the same period of fiscal year 2011.  The decrease was primarily attributable to the 2.9% decrease in unit sales volumes and a 1.4% decline in average sales price during the nine months ended December 31, 2012 as compared to the same period of fiscal year 2011.  The decrease in average sales price is due to excess capacity in the marketplace which is driving aggressive price competition.

Gross Margin

Gross margin decreased by $4.4 million during the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011.  Gross margin as a percentage of Ceramic net sales decreased to 31.4% in the nine months ended December 31, 2012 as compared to 32.8% in the nine months ended December 31, 2011.  The decrease in gross margin is primarily attributable to a decrease in unit sales volumes and average selling prices.

Segment Operating Income

Segment operating income declined from $46.2 million in the nine months ended December 31, 2011 to $39.3 million in the nine months ended December 31, 2012.  The decrease in Segment operating income of $6.9 million was attributable to the $4.4 million decrease in gross margin in the nine months ended December 31, 2012 compared the nine months ended December 31, 2011.  In addition, restructuring expenses in the nine months ended December 31, 2012 were $2.5 million higher than the nine months ended December 31, 2011.

Film and Electrolytic

The table sets forth Net sales, Gross margin (loss), Gross margin (loss) as a percentage of net sales, Segment operating income (loss) and Segment operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the nine months ended December 31, 2012 and 2011 (amounts in thousands, except percentages):

	Nine Months Ended
	December 31, 2012		December 31, 2011
	Amount	% to Net sales	Amount	% to Net sales
Net sales	$166,980		$284,340
Gross margin (loss)	(2,519)	-1.5%	54,473	19.2%
Segment operating income (loss)	(25,853)	-15.5%	27,329	9.6%

Net Sales

Net sales decreased by 41.3% from $284.3 million in the nine months ended December 31, 2011 to $167.0 million in the nine months ended December 31, 2012.  Capacitor unit sales volume for the nine months ended December 31, 2012 decreased 35.6% compared to the same period in fiscal year 2012 due to an overall decrease in customer demand seen across all regions and channels. Capacitor sales were unfavorably impacted by $9.7 million related to foreign exchange.  The Film and Electrolytic machinery division’s net sales decreased by $36.0 million in the nine months ended December 31, 2012 compared to the same period of fiscal year 2012.  The decrease in the Film and Electrolytic machinery division net sales is primarily due to a decrease in unit sales volume and an unfavorable impact of $2.0 million related to foreign exchange. These decreases were partially offset by an increase in capacitor average selling prices which increased 8.5% at comparable exchange rates for the nine months ended December 31, 2012 as compared to the same nine months in fiscal year 2012 driven by a favorable shift in product line mix.

Gross Margin (Loss)

Gross margin decreased $57.0 million in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 resulting in a gross loss of $2.5 million.  The decrease in gross margin was primarily due to a decrease in capacitor unit sales volumes and lower production levels (for both capacitors and the machinery division).  In addition we incurred $4.0 million of plant start-up costs related to the Skopje, Macedonia and Evora, Portugal manufacturing facilities in the nine months ended December 31, 2012 compared to $1.4 million in the nine months ended December 31, 2011. Gross margin (loss) as a percentage of Film and Electrolytic net sales decreased to (1.5)% in the nine months ended December 31, 2012 as compared to 19.2% in the same nine months in fiscal year 2012.

Segment Operating Income (Loss)

Segment operating loss was $(25.9) million in the nine months ended December 31, 2012 compared to an operating income of $27.3 million in the nine months ended December 31, 2011.  The decrease in Segment operating income of $53.2 million was attributable primarily to the $57.0 million decrease in gross margin during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011.  In addition we realized a loss of $4.2 million in the nine months ended December 31, 2012 related to the impairment of two manufacturing facilities in Italy and a $1.1 million charge was recognized for goodwill impairment in the nine months ended December 31, 2012 as compared to no write downs in the corresponding period during the prior fiscal year. These expenses were offset by the following: a $4.1 million decrease in restructuring charges, $1.5 million net curtailment and settlement gain on benefit plan recognized in the nine months ended December 31, 2012, a $2.6 million decrease in SG&A expenses and a $0.9 million decrease in R&D expenses.

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

Advanced Payment from OEM

On August 28, 2012, we entered into an Agreement, with an OEM pursuant to which the OEM agreed to the Advance Payment.  The Agreement provides that on a monthly-basis starting eight months following the receipt of the Advance Payment, we will pay the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by us for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and KEMET for a price adjustment during the current quarter which would bring our price within 110% of the third-party price.  Thirty-

two months after the date of the Advance Payment, the remaining outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, we delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012 which reduced our availability under the Loan and Security Agreement.  On October 22, 2012 we received the Advance Payment from the OEM.  There were no other borrowings against the Loan and Security Agreement as of December 31, 2012 or March 31, 2012.

Short-term Liquidity

Cash and cash equivalents totaled $137.6 million as of December 31, 2012, a decrease of $73.0 million as compared to $210.5 million as of March 31, 2012. Our net working capital (current assets less current liabilities) as of December 31, 2012 was $341.8 million compared to $398.6 million of net working capital as of March 31, 2012. Cash and cash equivalents held by our foreign subsidiaries totaled $34.5 million and $24.4 million at December 31, 2012 and March 31, 2012, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

In light of current global economic conditions, we have taken steps to improve our operating results by decreasing global headcount and vertically integrating our supply chain.  Based on our current operating plans, we believe that domestic cash and cash equivalents and cash from the revolving line of credit will continue to be sufficient to fund our operating requirements for the next twelve months, including $50.0 million for the investment in NT, $37.3 million in interest payments, expected capital expenditures in the range of $35.0 million to $40.0 million,  $7.0 million related to the Advance Payment discussed above, deferred acquisition payments of $21.0 million, payments related to restructuring liabilities, and $1.3 million in debt principal payments.

Should we require more capital in the U.S. than is generated by our operations domestically or available through our revolving line of credit, we believe we could raise capital in the U.S. through debt issuances.  However, due to market conditions beyond our control, there can be no assurance that we will be able to complete such an offering. The incurrence of additional debt would result in increased interest expense. We have borrowed funds domestically and expect to continue to have the ability to do so at competitive interest rates.

Cash and cash equivalents decreased by $73.0 million for the nine months ended December 31, 2012 as compared with a decrease of $16.0 million during the nine months ended December 31, 2011.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Nine Months Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$(41,622)	$71,903
Net cash used in investing activities	(62,349)	(43,377)
Net cash provided by (used in) financing activities	31,090	(43,545)
Effects of foreign currency fluctuations on cash	(81)	(983)
Net decrease in cash and cash equivalents	$(72,962)	$(16,002)

Operations

Cash used in operating activities in the nine months ended December 31, 2012 totaled $41.6 million compared to cash provided by operating activities of $71.9 million in the nine months ended December 31, 2011.  This decrease was primarily a result of an $81.4 million decrease in cash flows related to operations (net income (loss) adjusted for the change in: depreciation and amortization, net (gain) loss on sales and disposals of assets, amortization of debt discounts and debt issuance costs, goodwill impairment, write down of long-lived assets, net curtailment and settlement gain on benefit plans and stock-based compensation) for fiscal year 2013 compared to fiscal year 2012.

The change in operating assets resulted in a $51.9 million decrease in cash generation in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011.  The decrease is primarily related to a decrease in cash generated through accounts receivable; in the nine months ended December 31, 2012, we generated $8.3 million in accounts receivable as compared to the nine months ended December 31, 2011, where we generated $47.2 million in accounts receivable.  We used $4.8 million through an increase in prepaid expenses in the nine months ended December 31, 2012, compared to the nine months ended December 31, 2011 where we generated $3.0 million due to a decrease in prepaid expenses.  In addition we used $9.0 million through an increase in inventories in the nine months ended December 31, 2012, compared to the nine months ended December 31, 2011 where we used $3.9 million through the increase in inventories.  The increase in inventory for the nine months ended December 31, 2012 is primarily related to an increase in raw materials as we are establishing our vertical integration.

Offsetting these uses of cash was $28.2 million of cash used for operating liabilities in the nine months ended December 31, 2012 compared to $48.1 million of cash used in operating liabilities in the nine months ended December 31, 2011. Within operating liabilities, a decrease in accounts payable and accrued expenses accounted for $20.7 million in cash used in the nine months ended December 31, 2012 compared to $47.4 million cash used related to the decrease in accounts payable and accrued expenses in the nine months ended December 31, 2011.  The decrease in accounts payable and accrued expenses in the nine month period ended December 31, 2012 corresponds with the decrease in production activities.  In addition we used $6.3 million in the nine months ended December 31, 2011 related to other long-term obligations compared to a $0.4 million use of cash for long-term obligations in the nine months ended December 31, 2012.

Investing

Cash used in investing activities increased $19.0 million in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The variance is comprised of a $24.0 million use of cash related to a restriction that was placed on a portion of our cash balance arising from the OEM Advance Payment and a $6.6 million increase in capital expenditures in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.  For the nine months ended December 31, 2012, capital expenditures were primarily related to the new manufacturing facilities in Skopje, Macedonia and Pontecchio, Italy.  The increases in the use of cash were offset by an $11.6 million decrease in cash used for acquisitions.  During the nine months ended December 31, 2011, we paid $11.6 million for the acquisition of KEMET Foil.

Financing

Cash provided by financing activities increased $74.6 million in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. In the nine months ended December 31, 2012, we received a $24.0 million Advance Payment from an OEM and the $15.8 million in proceeds from the issuance of debt resulted from the private placement of our 10.5% Senior Notes. In the nine months ended December 31, 2012 we used $6.6 million for deferred acquisition payments related to the KEMET Foil and Blue Powder acquisitions and $1.9 million for debt payments.  In the nine months ended December 31, 2011, we used $43.7 million for payments on both long-term and short-term debt, primarily related to the retirement of the Convertible Notes.

Commitments

In addition to the contractual obligations disclosed in the Company’s 2012 Annual Report, we had contractual obligations related to the OEM Advanced Payment as of December 31, 2012 as follows (amounts in thousands):

		Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Advance payment from OEM	$24,000	$7,000	$17,000	$—	$—

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

Adjusted operating income is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Operating income (loss)	$(5,290)	$(17,962)	$(23,355)	$47,793

Adjustments:
Restructuring charges	3,886	10,748	13,672	13,378
Write down of long-lived assets	3,084	15,786	7,318	15,786
ERP integration costs	1,458	1,812	5,233	4,935
Plant start-up costs	1,524	666	4,814	1,384
Settlement gain on benefit plan	587	—	(1,088)	—
Stock-based compensation expense	1,078	(797)	3,584	1,378
Goodwill impairment	—	—	1,092	—
Acquisition related fees	164	—	1,592	610
Net loss on sales and disposals of assets	(196)	9	(123)	92
Registration related fees	—	—	20	281

Adjusted operating income	$6,295	$10,262	$12,759	$85,637

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$(14,257)	$(27,771)	$(56,931)	$18,396

Adjustments:
Restructuring charges	3,886	10,748	13,672	13,378
Write down of long-lived assets	3,084	15,786	7,318	15,786
ERP integration costs	1,458	1,812	5,233	4,935
Plant start-up costs	1,524	666	4,814	1,384
Net curtailment and settlement (gain) loss on benefit plans	587	—	(1,088)	—
Stock-based compensation expense	1,078	(797)	3,584	1,378
Goodwill impairment	—	—	1,092	—
Amortization included in interest expense	1,122	847	3,046	2,903
Acquisition related fees	164	—	1,592	610
Net foreign exchange (gain) loss	(464)	303	883	1,571
Net (gain) loss on sales and disposals of assets	(196)	9	(123)	92
Registration related fees	—	—	20	281
Income tax impact of adjustments (1)	(228)	398	(315)	788

Adjusted net income (loss)	$(2,242)	$2,001	$(17,203)	$61,502

(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$(14,257)	$(27,771)	$(56,931)	$18,396

Adjustments:
Interest expense, net	10,193	6,974	30,729	21,582
Income tax expense	415	2,119	3,973	5,897
Depreciation and amortization	10,502	10,373	33,679	33,384
Restructuring charges	3,886	10,748	13,672	13,378
Write down of long-lived assets	3,084	15,786	7,318	15,786
ERP integration costs	1,458	1,812	5,233	4,935
Plant start-up costs	1,524	666	4,814	1,384
Stock-based compensation expense	1,078	(797)	3,584	1,378
Goodwill impairment	—	—	1,092	—
Acquisition related fees	164	—	1,592	610
Net curtailment and settlement (gain) loss on benefit plans	587	—	(1,088)	—
Net foreign exchange (gain) loss	(464)	303	883	1,571
Net (gain) loss on sales and disposals of assets	(196)	9	(123)	92
Registration related fees	—	—	20	281

Adjusted EBITDA	$17,974	$20,222	$48,447	$118,674

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

Adjusted EBITDA represents net income (loss) before interest expense, net, income tax expense, and depreciation and amortization expense, adjusted to exclude goodwill impairment, write down of long-lived assets, net curtailment and settlement gain/loss on benefit plans, restructuring charges, plant start-up costs, net foreign exchange gain/loss, stock-based compensation expense/recovery, net gain/loss on sales and disposals of assets, ERP integration costs, registration related fees, and acquisition related fees.   We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and

Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Amendment No. 1 to the Stock Purchase Agreement dated as of December 12, 2012, among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 14, 2012)

Exhibit 18.1 Preferability Letter

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2013
KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1 Amendment No. 1 to the Stock Purchase Agreement dated as of December 12, 2012, among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 14, 2012)

Exhibit 18.1 Preferability Letter

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.