Form 10-K
period 2013-03-31
KEMET CORP
filed 2013-06-06
CIK 887730

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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

         Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01

         Securities registered pursuant to Section 12(g) of the Act: None.

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2012, computed by reference to the closing sale price of the registrant's common stock was approximately $191,430,857.

         Number of shares of each class of common stock outstanding as of May 31, 2013: common stock, $0.01 par value, 45,074,433.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held July 25, 2013 are incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS

Background of Company

        KEMET is a leading global manufacturer of a wide variety of capacitors. As used in this report, the terms "we", "us", "our", "KEMET" and the "Company" refer to KEMET Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. KEMET's operations began in 1919 as a business of Union Carbide Corporation ("Union Carbide") to manufacture component parts for vacuum tubes. In the 1950s, Bell Laboratories invented solid-state transistors along with tantalum capacitors and other passive components necessary for their operation. As vacuum tubes were gradually replaced by transistors, we changed our manufacturing focus from vacuum tube parts to tantalum capacitors. We entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers and by 1966; we were the United States' market leader in tantalum capacitors. In 1969, we began production of ceramic capacitors as one of approximately 35 United States manufacturers and opened our first manufacturing facility in Mexico. In 2003, we expanded operations into Asia, opening our first facility in Suzhou, China. In fiscal year 2007, we acquired the tantalum business unit of EPCOS AG ("EPCOS"). In fiscal year 2008, we acquired Evox Rifa Group Oyj ("Evox Rifa") and Arcotronics Italia S.p.A. ("Arcotronics") and, as a result, entered into markets for film, electrolytic and paper capacitors. In fiscal year 2012, we acquired Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC ("KEMET Foil")) and Niotan Incorporated (whose name was subsequently changed to KEMET Blue Powder Corporation ("Blue Powder")) which has allowed us to vertically integrate certain manufacturing processes within our Film and Electrolytic Business Group ("Film and Electrolytic") and our Tantalum Business Group ("Tantalum"), respectively. We are organized into three segments: Tantalum, the Ceramic Business Group ("Ceramic") and Film and Electrolytic.

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

General

        Capacitors are electronic components that store, filter, and regulate electrical energy and current flow. As an essential passive component used in most circuit boards, capacitors are typically used for coupling, decoupling, filtering, oscillating and wave shaping and are used in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems (basically anything that plugs in or has a battery). Manufacturing a broad line of capacitors in many different sizes and configurations using a variety of raw materials, our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film capacitors. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance (at various tolerances), voltage, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use.

        In fiscal years 2013 and 2012 we shipped 32 billion capacitors each year. We believe the long-term demand for various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation. We operate 23 production facilities in Europe, North America and Asia and employ 9,800 employees worldwide. Our customer base includes most of the world's major electronics original equipment manufacturers ("OEMs") (including Alcatel-Lucent USA Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive), electronics manufacturing services providers ("EMSs") (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). For fiscal years 2013 and 2012, our consolidated net sales were $843.0 million and $984.8 million, respectively.

Recent Developments

        Sales in fiscal year 2013 have decreased 14% from $984.8 million in fiscal year 2012 to $843.0 million in fiscal year 2013. Average selling prices for capacitors decreased 10.8% for fiscal year 2013 as compared to fiscal year 2012 as a result of excess capacity in the market, a general softening of the markets and a shift in sales from Europe, the Middle East and Africa ("EMEA") to Asia and the Pacific Rim ("APAC"). To offset the decrease in sales, we have continued to restructure our operations by shifting production to lower cost locations. Through our recent acquisition of Blue Powder and equity investment in NEC TOKIN Corporation ("NEC TOKIN"), as described herein, we believe we can enhance our competitive position.

Equity Investment

        On March 12, 2012, KEMET Electronics Corporation ("KEC"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to acquire 51% of the common stock (which represents a 34% economic interest) of NEC TOKIN, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the "Initial Purchase") from NEC Corporation ("NEC") of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the "Initial Closing"). The Company accounts for the equity investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. In fiscal year 2013 we incurred a loss on our equity investment in NEC TOKIN of $1.3 million.

Impairment Charge

        Consistent with prior years, we performed our annual impairment test of goodwill and indefinite-lived assets as of May 31st. Due to reduced earnings and cash flows caused by macro-economic factors and excess capacity issues in our industry we recorded a $1.1 million goodwill impairment charge in the second quarter of fiscal year 2013, which represents all of the goodwill related to the KEMET Foil Manufacturing, LLC ("KEMET Foil") reporting unit.

        As described in Note 6, "Goodwill and Intangible Assets", during the quarter ended December 31, 2012 we voluntarily changed the test date of our annual goodwill and other indefinite-lived intangible asset impairment test from May 31st to January 1st.

Write Down of Long-Lived Assets

        During fiscal year 2013 and corresponding with a restructuring of our Tantalum operations in the Evora, Portugal manufacturing facility, we incurred impairment charges totaling $3.1 million. This restructuring is expected to be completed during the quarter ending March 31, 2014. As a part of our ongoing commitment to expand our polymer capacity, we will be moving Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the equipment in

Portugal will be disposed. We used an income approach to estimate the fair value of the assets to be disposed.

        Also in fiscal year 2013 and in connection with the consolidation of two Film and Electrolytic manufacturing facilities within Italy, we incurred impairment charges totaling $4.2 million. Appraisals for these manufacturing facilities indicated there was a decrease in market value and, therefore, the carrying amounts of these manufacturing facilities were reviewed for recoverability. It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeded its fair value.

        In addition, in fiscal year 2013, we incurred $0.3 million related to the write-off of a trademark which is no longer utilized.

Restructuring

        In fiscal year 2010, we initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole. Since that time, the restructuring plan has been expanded to all business groups and includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company. Restructuring charges in the fiscal year ended March 31, 2013 include personnel reduction costs of $16.4 million and manufacturing relocation costs of $2.3 million. These personnel reduction costs are comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center; $2.9 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $1.5 million for reductions in production workforce in Mexico; $1.1 million for reductions in production workforce in Portugal; $0.5 million for headcount reductions at an innovation center; $2.7 million for reductions in administrative overhead primarily in the Corporate headquarters and $4.9 million for reductions in production workforce and administrative overhead across the entire Company. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow for the closure and consolidation of multiple manufacturing operations located in Italy. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.8 million for the relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy and $0.6 million in lease termination costs related to the relocation of a sales office.

        During the remainder of this restructuring plan, we expect to incur charges of $31 million for relocation, severance and other restructuring related costs in Film and Electrolytic. In addition, on May 6, 2013, the Company expanded the global restructuring plan to include additional headcount reductions which will affect approximately 202 employees. The Company has recorded a charge to earnings related to severance expenses of $1.8 million in fiscal year 2013 as a result of this action, which was reflected in the paragraph above. The Company expects to incur an additional charge of $2.6 million in the upcoming quarter ending June 30, 2013. The expected total cash expenditures are estimated to be $4.4 million for the termination benefits for these 202 employees. In addition, we expect to incur $22 million of costs primarily related to capital spending related to the construction of a new manufacturing facility in Pontecchio, Italy. As the two existing facilities in Italy are vacated, we will offer these properties for sale. We expect the restructuring plan to result in a $10 million reduction in our operating cost structure in Europe in fiscal year 2014 compared to fiscal year 2013. We anticipate that benefits from the restructuring plan will continue to grow during fiscal years 2015 and 2016. During fiscal year 2016, we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of $25 million to $30 million versus fiscal year 2013.

Our Industry

        We manufacture capacitors in many different sizes and configurations. These configurations include surface-mount capacitors, which are attached directly to the circuit board without lead wires, leaded capacitors, which are attached to the circuit board using lead wires, and chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in.

        The choice of capacitor dielectric is driven by the engineering specifications and the application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, voltage requirements, size and cost. We compete with others that manufacture and distribute capacitors both domestically and globally. Success in our market is influenced by many factors, including price, availability, engineering specifications, quality, breadth of offering, performance characteristics, customer service and geographic location of our manufacturing sites. As in all manufacturing industries, there is ongoing pressure on average unit selling prices for capacitors. To help mitigate this effect, KEMET as well as many of our larger competitors have relocated their manufacturing operations to low cost regions and locations in closer proximity to their customers.

        Ceramic and tantalum capacitors are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Tantalum capacitors are a popular choice because of their ability for high capacitance in a small volume package. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at higher capacitance values. Solid aluminum capacitors can be more effective in special applications. Film, paper and aluminum electrolytic capacitors can be used to support integrated circuits, but also are used in the field of power electronics to provide energy for applications such as motor starts, power conditioning, electromagnetic interference filtering safety and inverters. Capacitors account for the largest market within the passive component product grouping.

        According to a March 2013 report entitled "Passive Electronic Components: World Market Outlook: 2013-2018" by Paumanok Publications, Inc. ("Paumanok"), a market research firm concentrating on the passive components industry, the global capacitor market in fiscal year 2013 (fiscal year ending March 2013) was forecasted to be $17.4 billion in revenues and 1.58 trillion units. This is down from $17.9 billion in revenues and 1.59 trillion units in fiscal year 2012. According to the Paumanok report, the global capacitor market is expected to improve substantially and achieve revenue and unit volume increases of 34% and 47%, respectively, from fiscal year 2013 to fiscal year 2018. According to Paumanok, the forecast of the capacitor industry for fiscal year 2013 and the expected growth to fiscal year 2018 are as follows (amounts in billions):

	Fiscal Year 2013	Fiscal Year 2018
Tantalum	$1.8	$2.4
Ceramic	9.3	12.9
Aluminum	3.9	4.8
Paper and plastic film	1.8	2.4
Other	0.6	0.8

	$17.4	$23.3

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

Markets and Customers

        Our products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer, industrial and aerospace industries. We also sell products to EMS providers, which also serve OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent the largest channel through which we sell our capacitors. TTI, Inc., an electronics distributor, accounted for over 10% of our net sales in fiscal years 2013, 2012 and 2011. If our relationship with TTI, Inc. were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by TTI, Inc. Our top 50 customers accounted for 81.3% of our net sales during fiscal year 2013.

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

        It is impracticable to report revenues from external customers for each of the above noted products primarily because approximately 45% of our external sales were to electronics distributors for fiscal year 2013.

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

        On June 13, 2011, we completed the acquisition of KEMET Foil, a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of electrolytic capacitors. On February 21, 2012, we completed the acquisition of all of the outstanding shares of Blue Powder, a leading manufacturer of tantalum powders. Blue Powder has been a significant supplier of tantalum powder to KEMET for several years. Blue Powder's headquarters and principal operating location is in Carson City, Nevada.

        To accelerate the pace of innovations, the KEMET Innovation Center for Tantalum and Ceramic capacitors was created in July 2003. The primary objectives of the KEMET Innovation Center are to ensure the flow of new product platforms, material sets, and processes that are expected to keep us at the forefront of our customers' product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center is located in Simpsonville, South Carolina.

KEMET in Mexico

        We believe our operations in Mexico are among the most cost efficient in the world, and they will continue to be our primary production facilities supporting North American and European customers for Tantalum and Ceramic capacitors. One of the strengths of KEMET Mexico is that it is a local operation, including local management and workers. These facilities are responsible for maintaining KEMET's traditional excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros are focused primarily on tantalum capacitors, while the facilities in Monterrey are focused on ceramic capacitors.

KEMET in Asia Pacific

        Over the past several years, low production costs and proximity to large, growing markets have caused many of our key customers to relocate production facilities to Asia, particularly China. We have a well-established sales and logistics network in Asia to support our customers' Asian operations. In calendar year 2003, we commenced shipments from Suzhou, China. In connection with the Evox Rifa acquisition, which was completed in April 2007, we added another Chinese operation in Nantong,

China, as well as a manufacturing operation in Batam, Indonesia. In fiscal year 2012, as part of our restructuring plan, we began to reduce the operations at the Nantong, China plant and move operations to Suzhou, China, and we closed operations in Nantong, China in fiscal year 2013. With the Arcotronics acquisition, which was completed in October 2007, we have further expanded our presence in China with a manufacturing operation in Anting, China. These operations will continue to support customers in Asia with top quality film and electrolytic capacitors. In the fourth quarter of fiscal year 2010, we began to manufacture aluminum polymer products in another facility in Suzhou, China. During the second quarter of fiscal year 2012, we began production of Electrolytic products in a third facility in Suzhou, China. Manufacturing operations in China are expected to continue to grow and we anticipate that our production capacity in China may be equivalent to Mexico in the future. The vision for KEMET China is to be a local operation, with local management and workers, to help achieve our objective of being a global company. These facilities will be responsible for maintaining our traditional excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow our customer base in Asia.

KEMET in Europe

        We acquired the tantalum business unit of EPCOS in April 2006, acquired Evox Rifa in April 2007, and acquired Arcotronics in October 2007. These acquisitions have provided us with manufacturing operations in Europe. We currently have one or more manufacturing locations in each of the following countries: Bulgaria, Finland, Germany, Italy, Macedonia, Portugal, Sweden, and the United Kingdom. In addition, we operate product innovation centers in the United Kingdom, Italy, Germany and Sweden. We will maintain and enhance our strong European sales and customer service infrastructure, allowing us to continue to meet the local preferences of European customers who remain an important focus for KEMET going forward.

        In September 2009, we announced plans to reduce operating costs by consolidating the manufacturing of certain products and by implementing other Lean initiatives. Manufacturing consolidation plans include the movement of certain standard, high-volume products to lower cost manufacturing locations. We anticipate the plans will be completed in fiscal year 2016; however, the length of time required to complete the restructuring activities is dependent upon a number of factors, including the ability to continue to manufacture products required to meet customer demand while at the same time relocating certain production lines, and the progress of discussions with union and government representatives in certain European locations concerning the optimization of product mix and related headcount requirements in such manufacturing locations. In July 2010, we relocated our Netherlands distribution facility to the Czech Republic as part of our cost reduction measures. This relocation has allowed shipping lane optimization and customer consolidation (bi-weekly or weekly) for all import shipments. Our European manufacturing plants will continue to ship direct to 'local' customers (customers located in the same country as the plant). In November 2011, we reached an agreement with labor unions in Italy to continue the restructuring process in Italy by consolidating three existing plants into a single new facility in Italy. During the remainder of this restructuring plan, we expect to incur charges of $31 million for relocation, severance and other restructuring related costs in Film and Electrolytic. In addition, we expect to incur $22 million of costs primarily related to capital spending related to the construction of a new manufacturing location in Italy. As the two existing facilities in Italy are vacated, we will offer these properties for sale. We expect the restructuring plan to result in a $10.0 million reduction in our operating cost structure in Europe in fiscal year 2014 compared to fiscal year 2013. We anticipate that benefits from the restructuring plan will continue to grow during fiscal years 2015 and 2016. During fiscal year 2016 we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of $25 million to $30 million versus fiscal year 2013.

Global Sales and Logistics

        In recent years, it has become more complicated to do business in the electronics industry. Market leading electronics manufacturers have spread their facilities globally. The growth of the electronics manufacturing services industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. In order to drive down costs, the most successful business models in the electronics industry are based on tightly integrated supply chain logistics. Our direct worldwide sales force and a well-developed global logistics infrastructure distinguish us in the marketplace and will remain a hallmark of KEMET in meeting the needs of our global customers. The North America and South America ("Americas") sales staff is organized into four areas supported by regional offices. The sales staff for EMEA is organized into three areas, also supported by regional offices. The APAC sales staff is organized into three areas, and is also supported by regional offices. We also have independent sales representatives located in seven countries worldwide including: Brazil, Israel, Canada, and the United States.

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

        Electronics distributors are an important distribution channel in the electronics industry and accounted for 45%, 42%, and 50% of our net sales in fiscal years 2013, 2012 and 2011, respectively. A portion of our net sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. Our distributor policy includes inventory price protection and "ship-from-stock and debit" ("SFSD") programs common in the industry.

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

Sales by Geography

        In fiscal years 2013 and 2012, net sales by region were as follows (dollars in millions):

	Fiscal Year 2013			Fiscal Year 2012
	Net Sales	% of Total		Net Sales	% of Total
Americas	$248.4	30%	Americas	$278.0	28%
APAC	304.7	36%	APAC	334.6	34%
EMEA	289.9	34%	EMEA	372.2	38%

	$843.0			$984.8

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

Inventory and Backlog

        Our customers often encounter uncertain or changing demand for their products. They historically order products from us based on their forecast. If demand does not meet their forecasts, they may cancel or reschedule the shipments included in our backlog, in many instances without penalty. Additionally, many of our customers have started to require shorter lead times and "just in time" delivery. As a result of these factors, the twelve month order backlog is not a meaningful trend indicator for us.

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

        Our major global competitors include AVX Corporation, Matsushita Electric Industrial Company, Ltd. (Panasonic), Murata Manufacturing Co., Ltd., Sanyo Electric Co., Ltd., Samsung, Taiyo Yuden Co., Ltd., TDK-EPC Corporation, WIMA GmbH & Co., KG and Vishay Intertechnology, Inc. ("Vishay"). These competitors, among others, cover the breadth of our capacitor offerings.

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

        Tantalum is a metal found in minerals such as tantalite, columbite and coltan, and is mined principally in Africa, Australia, Brazil and Canada. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico or at a subcontractor site in South Africa, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may be unable to pass all such price increases on to our customers.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors ("MLCC") and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however, the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2013 the price of palladium fluctuated between $561 and $781 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.

        Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, could, however, have an adverse effect on our profitability.

Patents and Trademarks

        At March 31, 2013, we held the following number of patents and trademarks:

	Patents	Trademarks
United States	108	8
Foreign	40	93

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

Research and Development

        Research and development expenses were $28.0 million, $29.4 million and $25.9 million for fiscal years 2013, 2012 and 2011, respectively. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of our products and manufacturing processes have been designed and developed by our engineers. We continue to invest in new technology to improve product performance and production efficiencies.

Segment Reporting

        We are organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the business groups. See Note 9, "Segment and Geographic Information" to our consolidated financial statements.

Tantalum Business Group

        Our Tantalum Business Group is a leading manufacturer of solid tantalum and aluminum capacitors. We continue to make significant investments in our tantalum capacitor business and, based on net sales, we believe that we are the largest tantalum capacitor manufacturer in the world. We believe we have one of the broadest lines of tantalum product offerings and are one of the leaders in the growing market for high-frequency surface mount tantalum and aluminum polymer capacitors. On February 21, 2012, we acquired Blue Powder which we believe is the largest production location for tantalum powder in the western hemisphere. For fiscal years 2013 and 2012, our Tantalum Business Group had consolidated net sales of $412.8 million and $417.0 million, respectively.

        Our Tantalum Business Group's broad product portfolio, industry leading process and materials technology, global manufacturing base and on-time delivery capabilities allow us to serve a wide range of customers in a diverse group of end markets, including computing, telecommunications, consumer, medical, military, automotive and general industries. This business group operates seven manufacturing sites in Portugal, Mexico, China and the United States and a product innovation center in the United States. Our Tantalum Business Group employs approximately 4,500 employees worldwide.

Ceramic Business Group

        Our Ceramic Business Group offers an extensive line of multilayer ceramic capacitors in a variety of sizes and configurations. We are one of the two leading ceramic capacitor manufacturers in the United States and among the ten largest manufacturers worldwide. For fiscal years 2013 and 2012, our Ceramic Business Group had consolidated net sales of $209.5 million and $213.8 million, respectively.

        Our Ceramic Business Group high temperature and capacitance stable product lines provide us with what we believe to be a significant advantage over many of our competitors, especially in high reliability markets, such as medical, industrial, defense and aerospace. Our other significant end markets include computing, telecommunications, automotive and general industries. This business group operates two manufacturing sites in Mexico and a product innovation center in the United States. Our Ceramic Business Group employs over 2,500 employees worldwide.

Film and Electrolytic Business Group

        Our Film and Electrolytic Business Group produces film, paper and wet aluminum electrolytic capacitors. We entered this market through the acquisitions of Evox Rifa and Arcotronics in fiscal year 2008. Film capacitors are preferred where high reliability is a determining factor, while wet aluminum electrolytic capacitors are preferred when high capacitance at a reasonable cost is required. We are one of the world's largest suppliers of film and one of the leaders in wet aluminum electrolytic capacitors for high-value custom applications. On June 13, 2011, we completed the acquisition of KEMET Foil, which manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors. Film and Electrolytic also operates a machinery division located in Italy that provides automation solutions for the manufacture, processing and assembly of metalized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices. For fiscal years 2013 and 2012, our Film and Electrolytic Business Group had consolidated net sales of $220.6 million and $354.1 million, respectively.

        Our Film and Electrolytic Business Group primarily serves the industrial, automotive, consumer and telecom markets. We believe that our Film and Electrolytic Business Group's product portfolio, technology and experience position us to significantly benefit from the continued growth in alternative energy solutions. We operate fourteen film and electrolytic manufacturing sites throughout Europe, Asia and the United States and product innovation centers in the United Kingdom, Italy, Germany and Sweden. In June 2011, we began the production of power film capacitors in the United States to support alternative energy products and emerging green technologies, such as hybrid electric drive vehicles. Our Film and Electrolytic Business Group employs approximately 2,300 employees worldwide.

        In September 2009, we announced plans to reduce operating costs by consolidating the manufacturing of certain products and by implementing other Lean initiatives. Manufacturing consolidation plans include the movement of certain standard, high-volume products to lower cost manufacturing locations. We anticipate the plans will be completed in fiscal year 2016; however, the length of time required to complete the restructuring activities is dependent upon a number of factors, including the ability to continue to manufacture products required to meet customer demand while at the same time relocating certain production lines, and the progress of discussions with union and government representatives in certain European locations concerning the optimization of product mix and related headcount requirements in such manufacturing locations. In July 2010, we relocated our Netherlands distribution facility to the Czech Republic as part of our cost reduction measures. This relocation has allowed shipping lane optimization and customer consolidation (bi-weekly or weekly) for all import shipments. Our European manufacturing plants will continue to ship direct to 'local' customers (customers located in the same country as the plant). In November 2011, we reached an agreement with labor unions in Italy to continue the restructuring process in Italy by consolidating three existing plants into a single new facility in Italy. During the remainder of this restructuring plan, we expect to incur charges of $31 million for relocation, severance and other restructuring related costs in Film and Electrolytic. In addition, we expect to incur $22 million of costs primarily related to capital spending related to the construction of a new manufacturing location in Italy. As the two existing facilities in Italy are vacated, we will offer these properties for sale. We expect the restructuring plan to result in a $10.0 million reduction in our operating cost structure in Europe in fiscal year 2014 compared to fiscal year 2013. We anticipate that benefits from the restructuring plan will continue to grow during fiscal years 2015 and 2016. During fiscal year 2016 we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of $25 million to $30 million versus fiscal year 2013.

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

        We are committed to these business ethics, labor, health and safety, and environmental standards. We fully support the position of the Electronic Industry Citizenship Coalition ("EICC"), the Global e-Sustainability Initiative ("GeSI"), the Electronic Components, Assemblies and Materials Association ("ECA") and the Tantalum-Niobium International Study Center ("TIC") in avoiding the use of conflict minerals which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo or adjoining countries, in line with full compliance to the Electronic Industry Code of Conduct. Our tantalum supply base has been and continues to be certified as being sourced conflict free. All of our tantalum raw material providers have been certified as compliant to the EICC/GeSI Conflict Free Smelter ("CFS") program. This policy and certification process is being implemented for all conflict minerals. We will immediately discontinue doing business with any supplier found to be purchasing materials which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo or adjoining countries. We will continue to work through the EICC, GeSI, ECA and TIC towards the goal of greater transparency in the supply chain.

Summary of Activities to Develop a Transparent Supply Chain

        We have been involved in developing a transparent supply chain. We are a member of the EICC/GeSI working group that developed the CFS Assessment Program and are participating in the pilot implementation phase of the Organization for Economic Cooperation and Development Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas. We will rely on the EICC/GeSI third party audits to supplement our internal due diligence of conflict mineral suppliers and are monitoring the progress of these audits to ensure our supply chain is conflict free. We fully support section 1502 "Conflict Minerals" of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and will comply with all reporting requirements.

Employees

        We have approximately 9,800 employees as of March 31, 2013 in the following locations:

Mexico	5,000
Asia	2,400
Europe	1,800
United States	600

        The number of employees represented by labor organizations at KEMET locations in each of the following countries is:

Mexico	4,000
Italy	700
Bulgaria	100
Indonesia	200
China	100
Finland	200
Portugal	100
Sweden	100

        In May 2013, we announced an additional headcount reduction of 202 employees which is not reflected in the employee totals above. In fiscal year 2013, we did not experience any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

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

Global Code of Conduct and updated Mission, Vision and Values

        To complement KEMET's Global Code of Conduct ("Code of Conduct"), which became effective August 1, 2010, KEMET introduced updated mission and vision statements along with a set of core values in June 2011. KEMET's Mission is to help make the world a better, safer, more connected place to live. KEMET's Vision is to be the world's most trusted partner for innovative component solutions. KEMET's updated Values embody the key expectations of how our employees should approach the work they do every day: One KEMET, Unparalleled Customer Experience, Ethics and Integrity, Talent Oriented, No Politics, The Math Must Work and Speed. The Global Code of Conduct and updated Mission, Vision and Values are applicable to all employees, officers, and directors of the Company. The Code of Conduct, Mission, Vision and Values and any amendments thereto are available at http://www.kemet.com.

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

        While our operating plans provide for cash generated from operations to be sufficient to cover our future operating requirements, many factors, including reduced demand for our products, currency exchange rate fluctuations, increased raw material costs, and other adverse market conditions could cause a shortfall in net cash generated from operations. As an example, the electronics industry is a highly cyclical industry with demand for capacitors reflecting the demand for products in the electronics market. Customers' requirements for our capacitors fluctuate as a result of changes in general economic activity and other factors that affect the demand for their end-products. During periods of increasing demand for their products, they typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, they may rapidly decrease orders for our products while they use accumulated inventory. Business cycles vary somewhat in different geographical regions, such as Asia, and within customer industries. We are also vulnerable to general economic events beyond our control and our sales and profits may suffer in periods of weak demand.

        TTI, Inc., an electronics distributor, accounted for over 10% of our net sales in fiscal years 2013, 2012 and 2011. If our relationship with TTI, Inc. were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by TTI, Inc.

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

        Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. In the event that the test shows that the carrying value of certain long-lived assets is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. In fiscal year 2013, we incurred charges totaling $7.6 million for the write down of long-lived assets. If the economic conditions continue to decline we could incur additional charges in the future.

        Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In the event that the test shows that the carrying value of goodwill is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. In fiscal year 2013, we recorded a $1.1 million Goodwill impairment charge. If the economic conditions continue to decline we could incur additional charges in the future.

         An increase in the cost or decrease in the availability of our principal or single-sourced purchased materials could adversely affect profitability.

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

        Tantalum is a metal found in minerals such as tantalite, columbite and coltan, and is mined principally in Central Africa, Australia, Brazil, Canada and Mozambique. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico or at a subcontractor site in South Africa, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may be unable to pass all such price increases on to our customers.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2013 the price of palladium fluctuated between $561 and $781 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.

        Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, could, however, have an adverse effect on our profitability.

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

        In the second quarter of fiscal year 2010, we initiated a restructuring plan designed to improve the operating performance of Film and Electrolytic. However, any anticipated benefits of this restructuring activity will not be fully realized until fiscal year 2016. Since its initiation, the restructuring plan has been expanded to all business groups and includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company. In May 2013 the Company announced additional headcount reductions which will affect approximately 202 employees. The Company has recorded a charge to earnings related to severance expenses of $1.8 million in fiscal year 2013 as a result of this action. The Company expects to incur an additional charge of $2.6 million in the quarter ending June 30, 2013.

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

        From time to time we may make investments in businesses that we account for under the equity method of accounting. On March 12, 2012, we announced that KEC signed an agreement to pay an initial purchase price of $50 million to acquire a 34% economic interest with 51% of the common stock in NEC TOKIN. This transaction closed on February 1, 2013. These businesses are subject to laws, regulations or market conditions, or have risks inherent in their operations, that could adversely affect their performance. We do not have the power to direct significant activities of our equity method investments and therefore the performance of the investment may be negatively impacted. The interests of our partners may differ from the Company's, and they may cause such entities to take actions which are not in the Company's best interest. Any of these factors could adversely impact our results of operations and the value of our investment. In fiscal year 2013 we incurred a loss on our equity investment in NEC TOKIN of $1.3 million.

         Recent and future acquisitions and other strategic transactions expose us to a variety of operational and financial risks.

        On February 21, 2012, we acquired all of the outstanding shares of Blue Powder. Our ability to realize the anticipated benefits of this transaction and future acquisitions will depend, to a large extent, on our ability to integrate the acquired companies with our own. Our management devotes significant attention and resources to these efforts, which may disrupt the business of each of the companies and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the operations of the acquired company. In addition, the efforts required to realize the benefits of our acquisitions may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, the diversion of management's attention, and may cause our stock price to decline. The risks associated with such acquisitions and other strategic transactions include:

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

        While most of the fundamental technologies used in the passive components industry have been available for a long time, the market is nonetheless characterized by rapid changes in product designs and technological advances allowing for better performance, smaller size and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application. We believe that successful innovation is critical for maintaining profitability in order to offset potential erosion of selling prices for existing products and to ensure the flow of new products and robust manufacturing processes that will keep us at the forefront of our customers' product designs. Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced price pressure in recent years. Developing and marketing new products requires start-up costs that may not be recouped if these products or production techniques are not successful. There are numerous risks inherent in product development, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.

         We may be exposed to claims alleging product defects.

        Our business exposes us to claims alleging product defects or nonconformance with product specifications. We may be held liable for, or incur costs related to, such claims if any of our products, or products in which our products are incorporated, are found to have caused end market product application failures, product recalls, property damage or personal injury. Provisions in our customer and distributor agreements are designed to limit our exposure to potential material product defect claims, including warranty, indemnification, waiver and limitation of liability provisions, but such provisions may not be effective under the laws of some jurisdictions. If we cannot successfully defend ourselves against product defect claims, we may incur substantial liabilities. Regardless of the merits or eventual outcome, defect claims could entail substantial expense and require the time and attention of key management personnel.

        Our insurance program may not be adequate to cover all liabilities arising out of product defect claims and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. If liability coverage is insufficient, a product defect claim could result in liability to us, which could materially and adversely affect our results of operations or financial condition. Even if we have adequate insurance coverage, product defect claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters.

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

        As part of the consideration for entering into the Platinum Credit Facility on May 5, 2009, K Financing received the Platinum Warrant to purchase up to 26,848,484 shares of our common stock (subject to certain adjustments), representing 49.9% of our outstanding common stock at the time of issuance on a post-exercise basis. This Platinum Warrant was subsequently transferred to K Equity, an affiliate of K Financing. The following table lists subsequent excises of the Platinum Warrant:

Date	Portion of Platinum Warrant Sold	Increase in KEMET Shares Outstanding
December 20, 2010	10,893,608	10,000,000
May 31, 2011	7,524,995	7,000,000

        After these transactions 8,416,815 shares remain subject to the Platinum Warrant. To the extent that K Equity exercises the remainder of the Platinum Warrant in whole or in part but does not sell all or a significant part of the shares it acquires upon exercise, K Equity may own up to 15.8% of our outstanding common stock. As a result, K Equity may have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our restated certificate of incorporation and by-laws and approval of significant corporate transactions. K Equity could also take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders, and the trading price of shares of our common stock could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We are headquartered in Simpsonville, South Carolina, and have a total of 23 manufacturing plants located in North America, Europe and Asia. Some of our plants manufacture products for multiple business groups. Our existing manufacturing and assembly facilities have approximately 3.5 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.

        Our facilities in Mexico operate under the Maquiladora Program. In general, a company that operates under this program is afforded certain duty and tax preferences and incentives on products brought into the United States. Our manufacturing standards, including compliance with worker safety laws and regulations, are essentially identical in North America, Europe and Asia. Our operations in Mexico, Europe and Asia, similar to our United States operations, have won numerous quality, environmental and safety awards.

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

        The following table provides certain information regarding our principal facilities:

Location(1)	Square Footage (in thousands)	Type of Interest	Description of Use
Simpsonville, South Carolina U.S.A.(2)	372	Owned	Headquarters, Innovation Center, Advanced Tantalum Manufacturing and Film Manufacturing
Tantalum Business Group
Matamoros, Mexico(3)	341	(3)	(3)
Suzhou, China(4)	353	Leased	Manufacturing
Ciudad Victoria, Mexico	265	Owned	Manufacturing
Evora, Portugal	233	Owned	Manufacturing
Carson City, Nevada U.S.A.	87	Owned	Manufacturing
Ceramic Business Group
Monterrey, Mexico(4)	532	Owned	Manufacturing
Film and Electrolytic Business Group
Sasso Marconi, Italy	215	Owned	Manufacturing and Innovation Center
Suzhou, China	134	Leased	Manufacturing
Skopje, Macedonia	126	Owned	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	106	Leased	Manufacturing
Batam, Indonesia	86	Owned	Manufacturing
Knoxville, Tennessee U.S.A.	78	Owned	Manufacturing
Kyustendil, Bulgaria	82	Owned	Manufacturing
Landsberg, Germany	81	Leased	Manufacturing and Innovation Center
Weymouth, United Kingdom	96	Leased	Manufacturing and Innovation Center
Vergato, Italy	78	Owned	Manufacturing
Anting, China	38	Owned	Manufacturing
Farjestaden, Sweden	28	Leased	Manufacturing and Innovation Center

(1)
In addition to the locations listed within this table, we have acquired land in Italy on which we have begun construction of a new manufacturing facility in order to consolidate our Italian operations.

(2)
In June 2011, we began the production of power film capacitors in this facility to support alternative energy products and emerging green technologies, such as hybrid electric drive vehicles.

(3)
Includes two manufacturing facilities, one owned and one leased facility. The leased facility processes raw materials.

(4)
Includes two manufacturing facilities.

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

Name	Age	Position	Years with Company(1)
Per-Olof Lööf	62	Chief Executive Officer and Director	8
William M. Lowe, Jr.	60	Executive Vice President and Chief Financial Officer	5
Robert R. Argüelles	46	Executive Vice President and President—KEMET Asia	5
Charles C. Meeks, Jr.	51	Executive Vice President, Tantalum and Ceramic Business Group	29
John J. Drabik	39	Senior Vice President Sales, Global Sales	16
Dr. Phillip M. Lessner	54	Senior Vice President and Chief Technology and Marketing Officer	17
Dr. Richard M. Vosburgh	59	Senior Vice President and Chief Human Resources Officer	2
Susan B. Barkal	50	Vice President, Corporate Quality and Chief Compliance Officer	13
Robert S. Willoughby	52	Vice President, Film and Electrolytic Business Group	27
R. James Assaf	53	Vice President, General Counsel and Secretary	5
Michael W. Boone	62	Vice President and Treasurer	26
Michael L. Raynor.	47	Vice President and Corporate Controller	5

(1)
Includes service with Union Carbide Corporation.

Executive Officers

        Per-Olof Lööf, Chief Executive Officer and Director, was named such in April 2005. Mr. Lööf was previously the Managing Partner of QuanStar Group, LLC, a management consulting firm and had served in such capacity since December 2003. Prior thereto, he served as Chief Executive Officer of Sensormatic Electronics Corporation and in various management roles with Andersen Consulting, Digital Equipment Corporation, AT&T and NCR. Mr. Lööf serves as a board member of Global Options, Inc. Mr. Lööf also serves on several charity boards including Boca Raton Regional Hospital and the International Centre for Missing & Exploited Children. He received a "civilekonom examen" degree in economics and business administration from the Stockholm School of Economics.

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

        Robert R. Argüelles, Executive Vice President and President—KEMET Asia, was named such in February 2013. Mr. Argüelles joined KEMET in September 2008 as Senior Vice President, Operational Excellence and Quality. He previously served as Vice President and Plant Manager with Continental Automotive Systems, which followed his role as a top research and development executive in Continental's North American Chassis & Safety division. Prior to Continental Automotive, Mr. Argüelles worked at Valeo Electronics/ITT Automotive where he was the Product Line Director for Valeo's North American Sensors and Electronics product lines. Mr. Argüelles began his career serving in technical roles at Electronic Data Systems in the Delco Chassis Division. He received a Bachelor of Science degree in Mechanical Engineering, Dynamics and Controls, from Old Dominion University in Norfolk, Virginia.

        Charles C. Meeks, Jr., Executive Vice President, Tantalum and Ceramic Business Group, was named such in May 2013. He joined Union Carbide/KEMET in December 1983 in the position of Process Engineer, and has held various positions of increased responsibility including the positions of Plant Manager and Director of Operations, Ceramic Business Group. He was named Vice President, Ceramic Business Group in June 2005, Senior Vice President, Ceramic Business Group in October 2007, Senior Vice President, Ceramic and Film and Electrolytic Business Group in March 2010 and Executive Vice President Ceramic and Film and Electrolytic Business Group in May 2011 prior to his appointment to his current position. In addition, since January 2000, Mr. Meeks has served as President of Top Notch Inc., a private company that offers stress management therapy services. Mr. Meeks received a Masters of Business Administration degree and a Bachelor of Science degree in Ceramic Engineering from Clemson University.

        John J. Drabik, Senior Vice President—Global Sales, was named such in May 2013. He joined KEMET in 1997 and has held various positions of increased responsibility in Sales and Product Management, including Sales District Manager, Sales Area Manager and Ceramic Product Manager. Mr. Drabik was named Director—Product Line Management, Ceramic Business Group in May 2006 and Vice President Sales—Americas prior to his appointment to his current position He holds a Bachelor of Science in Management with a Minor in Marketing from Purdue University and is a 2007 graduate of the KEMET Leadership Forum.

        Dr. Philip M. Lessner, Senior Vice President and Chief Technology and Marketing Officer, was named such in November 2012. He joined KEMET in March 1996 as a Technical Associate in the Tantalum Technology Group. He has held several positions of increased responsibility in the Technology and Product Management areas including Senior Technical Associate, Director Tantalum Technology, Director Technical Marketing Services and Vice President Tantalum Technology. Dr. Lessner was named Vice President, Chief Technology Officer and Chief Scientist in December 2006 and Senior Vice President, Chief Technology Officer and Chief Scientist in May 2011prior to his appointment to his current position. Dr. Lessner received a PhD in Chemical Engineering from the University of California, Berkeley and a Bachelor of Engineering in Chemical Engineering from Cooper Union.

        Dr. Richard M. Vosburgh, Senior Vice President and Chief Human Resources Officer, was named such in February 2013. He joined KEMET in May 2011 as the Vice President, Talent and Organizational Effectiveness and was named Vice President and Chief Human Resources Officer in January 2012. Prior to joining KEMET, he founded RMV Solutions LLC, a private consulting firm specializing in organizational effectiveness in 2008, after which he was named a Partner in ArchPoint Consulting, Inc., a private professional services firm, in 2009. In 2010, he served as Chief Development Officer for HRPS (HR People & Strategy), a not-for-profit corporation. From 2006 through 2008, Dr. Vosburgh served as Senior Vice President at MGM Resorts International in Las Vegas. Previous to MGM, he held various positions with Hewlett-Packard Company, Compaq Computer Corporation, PepsiCo Inc., The Gallup Organization, and Campbell Soup Company. He received his Bachelor of Arts degree in Experimental Psychology from New College and both his Master of Arts and Ph.D. degrees in Industrial & Organizational Psychology from the University of South Florida.

        Susan B. Barkal, Vice President of Quality and Chief Compliance Officer, was named such in December 2008. Ms. Barkal joined KEMET in November 1999, and has served as Quality Manager for the Tantalum Business Group, Technical Product Manager for all Tantalum product lines and Director of Tantalum Product Management. Ms. Barkal holds a Bachelor of Science degree in Chemical Engineering from Clarkson University and a Master of Science degree in Mechanical Engineering from California Polytechnic University.

        Robert S. Willoughby, Vice President—Film and Electrolytic Business Group, was named such in May 2013. He joined Union Carbide/KEMET in December 1985 and has held positions of increased responsibility within Diagnostic Engineering, Quality Engineering, Process Engineering and Operations. Mr. Willoughby was named Process Control Engineering Manager for the Ceramic Business Group in August 2004, Director of Operations for the Ceramic Business Group in February 2006, Senior Director of Operations for the Ceramic Business Group in October 2008, and Vice President Operations for the Film and Electrolytic Business Group in March 2010 prior to his appointment to his current position. He holds a Bachelor of Science degree in Industrial Engineering from Clemson University and is a 2007 graduate of the KEMET Leadership Forum.

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

        Michael W. Boone, Vice President and Treasurer, was named such in July 2008. Mr. Boone joined KEMET in June 1987 as Manager of Credit and Cash Management and has previously held the positions of Treasurer and Senior Director of Finance. In July 2007 Mr. Boone was named Vice President and Corporate Secretary prior to his appointment to his current position. Mr. Boone holds a Bachelor of Business Administration degree in Banking and Finance from the University of Georgia.

        Michael L. Raynor, Vice President and Corporate Controller, was named such in November 2012. Mr. Raynor joined the Company in July 2007 as the Assistant Corporate Controller; in November of 2008 Mr. Raynor was named Director of Financial Planning & Analysis prior to his appointment to his current position. Prior to joining KEMET, Mr. Raynor held various controller level positions with distribution and manufacturing companies. Mr. Raynor received a Bachelor of Arts degree in Economics and a Masters of Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock of the Company

        Our common stock trades on the NYSE under the ticker symbol "KEM" (NYSE: KEM). We had 71 stockholders of record as of May 29, 2013. The following table represents the high and low sale prices of our common stock for the periods indicated:

	Fiscal Year 2013		Fiscal Year 2012
Quarter	High	Low	High	Low
First	$9.63	$5.38	$16.50	$13.20
Second	6.26	4.36	14.90	7.15
Third	5.20	3.75	10.50	6.49
Fourth	6.94	4.94	10.06	6.97

Dividend Policy

        We have not declared or paid any cash dividends on our common stock since our initial public offering in October 1992. We do not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, the capital requirements, operating results, and our financial condition. In addition, we are restricted from paying cash dividends under the terms of the 10.5% Senior Notes Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

 PERFORMANCE GRAPH

        The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on March 31, 2008, with the Russell 3000 and a peer group (the "Peer Group") comprised of certain companies which manufacture capacitors and with which we generally compete. The Peer Group is comprised of AVX Corporation, Littelfuse, Inc. and Vishay Intertechnology, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among KEMET Corporation, the Russell 3000 Index,
and a Peer Group

*
$100 invested on 3/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2013 Russell Investment Group. All rights reserved.

RETURNS
Years Ending March 31,

	3/08	3/09	3/10	3/11	3/12	3/13
KEMET Corporation	100.00	6.06	34.65	122.36	77.23	51.57
Russell 3000	100.00	61.80	94.21	110.61	118.56	135.83
Peer Group	100.00	53.43	112.93	162.84	139.22	143.94

Unregistered Sales of Equity Securities

        We did not sell any of our equity securities during fiscal year 2013 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Repurchase of Equity Securities

        We did not repurchase any of our equity securities during the three months ended March 31, 2013.

Equity Compensation Plan Disclosure

        The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of March 31, 2013:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,034,333	$12.34	2,527,386
Equity compensation plans not approved by stockholders	—	—	—

	2,034,333	$12.34	2,527,386

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

	Fiscal Years Ended March 31,
	2013	2012(1)	2011	2010	2009
Income Statement Data:
Net sales	$842,954	$984,833	$1,018,488	$736,335	$804,385
Operating income (loss)	(39,282)	37,801	129,261	7,697	(271,112)
Interest income	(139)	(175)	(218)	(188)	(618)
Interest expense	41,331	28,567	30,175	26,008	29,789
Net income (loss)(2)	(82,182)	6,692	63,044	(69,447)	(285,209)
Per Share Data:
Net income (loss) per share—basic	$(1.83)	$0.15	$2.11	$(2.57)	$(10.62)
Net income (loss) per share—diluted	$(1.83)	$0.13	$1.22	$(2.57)	(10.62)
Balance Sheet Data:
Total assets	$911,591	$980,862	$884,309	$740,961	$714,151
Working capital	261,945	396,494	316,605	226,600	195,142
Long-term debt, less current portion(3)(4)(5)	372,707	345,380	231,215	231,629	280,752
Other non-current obligations	71,946	101,229	59,727	55,626	57,316
Stockholders' equity(2)	276,916	358,996	359,753	284,272	240,039
Other Data:
Cash flow provided by (used in) operating activities	$(22,827)	$80,730	$113,968	$54,620	$5,725
Capital expenditures	46,174	49,314	34,989	12,921	30,541
Research and development	27,993	29,440	25,864	22,064	28,956

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

(3)
In fiscal year 2010, the Company repurchased $93.9 million in face value of Convertible Notes and incurred additional borrowings of $57.8 million with K Financing.

(4)
In fiscal year 2012, the Company issued $110.0 million of 10.5% Senior Notes.

(5)
In fiscal year 2013, the Company issued $15.0 million of additional 10.5% Senior Notes and received a $24.0 million Advance Payment, as defined herein, from an original equipment manufacturer.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2013. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report.

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

Business Overview

        We are a leading global manufacturer of a wide variety of tantalum, multilayer ceramic, solid and electrolytic aluminum and film capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow. As an essential passive component used in most circuit boards, capacitors are typically used for coupling, decoupling, filtering, oscillating and wave shaping and are used in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems (basically anything that plugs in or has a battery). We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance (at various tolerances), voltage, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal year 2013 and 2012 we shipped 32 billion capacitors each year. We believe the long-term demand for various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

Our Competitive Strengths

        We believe that we benefit from the following competitive strengths:

        Strong Customer Relationships.    We have a large and diverse customer base. We believe that our persistent emphasis on quality control and history of performance establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world's major electronics OEMs (including Alcatel-Lucent USA, Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive), EMSs (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.

        Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As a result, we believe we can satisfy virtually all of our customers' capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and only one customer, TTI, Inc., accounted for more than 10% of our net sales in fiscal year 2013. TTI, Inc. is a distributor, and no single end use customer accounted for more than 8% of our net sales in fiscal year 2013. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.

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

        Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During fiscal years 2013 and 2012, respectively, specialty products accounted for 41.1% and 36.9% of our revenue. By allocating an increasing portion of our management resources and research and development investment to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecommunication infrastructure and oil and gas.

        Low-Cost and Strategic Locations.    We believe our plants in China, Mexico, Bulgaria and Macedonia have some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China. We believe our manufacturing facilities in China are in close proximity to the large and growing Chinese market; in addition, we have the ability to increase capacity and change product mix to meet our customers' needs.

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

        Our People.    We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 16 member executive management team has an average of over 17 years of experience with us and an average of over 17 years of experience in the manufacturing industry.

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

        Continue to Pursue Low-Cost Production Strategy.    We continue to evaluate and are actively pursuing measures that will allow us to maintain our position as a low-cost producer of capacitors with facilities close to our customers. We have shifted and will continue to shift production to low cost locations in order to reduce material and labor costs. We have expanded our manufacturing to Macedonia which has low production costs. Additionally, we are focused on developing more cost-efficient manufacturing equipment and processes, designing manufacturing plants for more efficient production and reducing work-in-process ("WIP") inventory by building products from start to finish in one factory. Furthermore, we continue to implement the Lean and Six Sigma methodology to drive towards zero product defects so that quality remains a given in the minds of our customers.

        Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers' varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During fiscal year 2013, we introduced 45,810 new products of which 20,109 were first to market, and specialty products accounted for 41.1% of our revenue over this period.

        Further Expand Our Broad Capacitance Capabilities.    We identify ourselves as "The Electronic Components Company" and strive to be the supplier of choice for all our customers' capacitance needs across the full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research and pursue additional capacitance technologies and solutions in order to maximize the breadth of our product offerings.

        Selectively Target Complementary Acquisitions and Equity Investments.    As strategic opportunities are identified, we will evaluate and possibly pursue them if they would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers' technologies and our current product offerings. For example, in fiscal year 2012, we acquired Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC ("KEMET Foil")) and Niotan Incorporated (whose name was subsequently changed to KEMET Blue Powder Corporation which has allowed us to vertically integrate certain manufacturing processes within Film and Electrolytic and Tantalum, respectively. In addition, on February 1, 2013 KEC, a wholly owned subsidiary of the Company, acquired a 34% economic interest in NEC TOKIN, a manufacturer of tantalum capacitors and electro-magnetic, electro-mechanical and access devices.

        Promote the KEMET Brand Globally.    We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar year 2012, we received Rockwell Collins' "Top Supplier Award", the "Supplier Excellence Award" from TTI, Inc. and "Silver Award for Perfect Order Index" from Arrow Electronics, Inc., both of which are electronics distributors.

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

        KEMET is organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the business groups. See Note 9, "Segment and Geographic Information" to our consolidated financial statements.

Recent Developments and Trends

        Sales in fiscal year 2013 have decreased 14% from $984.8 million in fiscal year 2012 to $843.0 million in fiscal year 2013. Average selling prices for capacitors decreased 10.8% for fiscal year 2013 as compared to fiscal year 2012 as a result of excess capacity in the market, a general softening of the markets and a shift in sales from Europe, EMEA to APAC. To offset the decrease in sales, we have continued to shift production to lower cost locations and to restructure our operations. Through our recent acquisition and equity investment activity we believe we can enhance our competitive position. These trends are described in more detail below.

Equity Investment

        On March 12, 2012, KEMET Electronics Corporation ("KEC"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to acquire 51% of the common stock (which represents a 34% economic interest) of NEC TOKIN Corporation ("NEC TOKIN"), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the "Initial Purchase") from NEC Corporation ("NEC") of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the "Initial Closing"). The Company accounts for the equity investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.

        In connection with KEC's entry into the Stock Purchase Agreement, KEC entered into a Stockholders' Agreement (the "Stockholders' Agreement") with NEC TOKIN and NEC, which provides for restrictions on transfers of NEC TOKIN's capital stock, certain tag-along and first refusal rights on transfer, restrictions on NEC's ability to convert the preferred stock of NEC TOKIN held by it, certain management services to be provided to NEC TOKIN by KEC (or an affiliate of KEC) and certain board representation rights. KEC holds four of seven NEC TOKIN director positions. However, NEC has significant board rights. The Stockholders' Agreement also contemplates a loan from NEC to NEC TOKIN in connection with NEC TOKIN's rebuilding of its operations in Thailand as a result of flooding that occurred in 2011.

        Concurrent with entry into the Stock Purchase Agreement and the Stockholders' Agreement, KEC entered into an Option Agreement (the "Option Agreement") with NEC whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN's common stock (the "First Call Option") by providing notice of the First Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, KEC may also exercise an option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN's debt obligation to NEC (the "Second Call Option") by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC. However, NEC may only exercise this right (the "Put Option") from August 1, 2014 through April 1, 2016 if NEC TOKIN achieves certain financial performance. The purchase price for the Put Option will be based on the greater six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN's debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NEC TOKIN's debt obligation to NEC which KEC will assume. The determination of the purchase price will be modified in the event there is an unresolved agreement between NEC and us under the Stockholders' Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NEC TOKIN to NEC.

Impairment Charge

        Consistent with prior years, we performed our annual impairment test of goodwill and indefinite lived assets as of May 31st. Due to reduced earnings and cash flows caused by macro-economic factors and excess capacity issues in our industry, we revised our earnings forecast; as a result, we recorded a $1.1 million goodwill impairment charge in the second quarter of fiscal year 2013, which represents all of the goodwill related to the KEMET Foil Manufacturing, LLC ("KEMET Foil") reporting unit.

Write Down of Long-Lived Assets

        During fiscal year 2013 and corresponding with a restructuring of our Tantalum operations in the Evora, Portugal manufacturing facility, we incurred impairment charges totaling $3.1 million. This restructuring is expected to be completed during the quarter ending March 31, 2014. As a part of our ongoing commitment to expand our polymer capacity we will be moving Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the equipment in Portugal will be disposed. We used an income approach to estimate the fair value of the assets to be disposed.

        Also in fiscal year 2013 and in connection with the consolidation of two Film and Electrolytic manufacturing facilities within Italy, we incurred impairment charges totaling $4.2 million. Appraisals for these manufacturing facilities indicated there was a decrease in market value and, therefore, the carrying amounts of these manufacturing facilities were reviewed for recoverability. It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeded its fair value.

Restructuring

        In fiscal year 2010, we initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole. Since that time the restructuring plan has been expanded to all business groups and includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company. Restructuring charges in the fiscal year ended March 31, 2013 include personnel reduction costs of $16.4 million and manufacturing relocation costs of $2.3 million. These personnel reduction costs are comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center; $2.9 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $1.5 million for reductions in production workforce in Mexico; $1.1 million for reductions in production workforce in Portugal; $0.5 million for headcount reductions at an innovation center; $2.7 million for reductions in administrative overhead primarily in the Corporate headquarters and $4.9 million for reductions in production workforce and administrative overhead across the entire Company. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow for the closure and consolidation of multiple manufacturing operations located in Italy. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.8 million for the relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy and $0.6 million in lease termination costs related to the relocation of a sales office.

        During the remainder of this restructuring plan, we expect to incur charges of $31 million for relocation, severance and other restructuring related costs in Film and Electrolytic. In addition, on May 6, 2013, the Company expanded the global restructuring plan to include additional headcount reductions which will affect approximately 202 employees. The Company has recorded a charge to earnings related to severance expenses of $1.8 million in fiscal year 2013 as a result of this action, which was reflected in the paragraph above. The Company expects to incur an additional charge of $2.6 million in the upcoming quarter ending June 30, 2013. The expected total cash expenditures are estimated to be $4.4 million for the termination benefits related termination benefits for these 202 employees. In addition, we expect to incur $22 million of costs primarily related to capital spending related to the construction of a new manufacturing facility in Pontecchio, Italy. As the two existing facilities in Italy are vacated, we will offer these properties for sale. We expect the restructuring plan to result in a $10 million reduction in our operating cost structure in Europe in fiscal year 2014 compared to fiscal year 2013. We anticipate that benefits from the restructuring plan will continue to grow during fiscal years 2015 and 2016. During fiscal year 2016, we expect to realize the full potential of the restructuring plan, achieving total annualized operational cost reductions of $25 million to $30 million versus fiscal year 2013.

Off-Balance Sheet Arrangements

        As of March 31, 2013, other than operating lease commitments as described in Note 16, "Commitments and Contingencies", we are not a party to any material off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

  REVENUE RECOGNITION.    We ship products to customers based upon firm orders and revenue is recognized when the sales process is complete. This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured. Shipping and handling costs are included in cost of sales.

  A portion of sales is related to products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. We recognize revenue when title to the products transfers to the customer.

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

  The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit us for the difference between our list price and the lower authorized price for that specific transaction. We establish reserves for our SFSD program based primarily on historical SFSD activity and certain distributors' actual inventory levels comprising approximately 86% of the total global distributor inventory related to customers which participate in the SFSD program. Estimates are evaluated on a quarterly basis. If these estimates were changed by 1% in fiscal year 2013, Net sales would be impacted by $0.9 million.

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

  INVENTORIES.    Inventories are valued at the lower of cost or market. For most of the inventory, cost is determined under the first-in, first-out method. For tool crib, a component of our raw material inventory, cost is determined under the average cost method. The valuation of inventories requires us to make estimates. We also must assess the prices at which we believe the finished goods inventory can be sold compared to its cost. A sharp decrease in demand could adversely impact earnings as the reserve estimates could increase.

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

  We base our assumptions on either historical or market data that we consider reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated Statements of Operations. The most critical assumption relates to the discount rate. A 25 basis point increase or decrease in the discount rate would result in changes to the projected benefit obligation of $(1.5) million and $1.7 million, respectively.

  GOODWILL AND LONG-LIVED ASSETS.    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis. We perform our impairment test during the first quarter of each fiscal year and when otherwise warranted.

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

  Historically, we performed impairment tests on our goodwill and intangible assets with indefinite useful life during the first quarter of each fiscal year and when otherwise warranted. In the first quarter of fiscal year 2013, due to reduced earnings and cash flows caused by macro-economic factors and excess capacity issues in our industry, the Company recorded a $1.1 million goodwill impairment charge, which represented all of the goodwill related to the KEMET Foil reporting unit.

  As described in Note 6, "Goodwill and Intangible Assets", the quarter ended December 31, 2012 the Company voluntarily changed the test date of its annual goodwill and other indefinite-lived intangible asset impairment test from May 31st to January 1st.

  The Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2013 and concluded that no impairment existed. A one percent increase or decrease in the discount rate used in the valuation would have resulted in changes in the fair value of $(14.3) million and $11.9 million, respectively.

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

  To the extent that the provision for income taxes changed by 1% of income before income taxes, consolidated net income would change by $0.8 million in fiscal year 2013.

Results of Operations

        Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Net sales	$842,954	$984,833	$1,018,488
Operating costs and expenses:
Cost of sales	716,358	775,670	752,846
Selling, general and administrative expenses	110,474	111,564	104,607
Research and development	27,993	29,440	25,864
Restructuring charges	18,719	14,254	7,171
Write down of long-lived assets	7,582	15,786	—
Goodwill Impairment	1,092	—	—
Net (gain) loss on sales and disposals of assets	18	318	(1,261)

Operating (loss) income	(39,282)	37,801	129,261
Interest income	(139)	(175)	(218)
Interest expense	41,331	28,567	30,175
Other (income) expense, net	(2,864)	965	(4,692)
(Gain) loss on early extinguishment of debt	—	—	38,248

Income (loss) before income taxes and equity loss from NEC TOKIN	(77,610)	8,444	65,748
Income tax expense	3,318	1,752	2,704

Income (loss) before equity loss from NEC TOKIN	(80,928)	6,692	63,044
Equity loss from NEC TOKIN	(1,254)	—	—

Net income (loss)	$(82,182)	$6,692	$63,044

Consolidated Comparison of Fiscal Year 2013 to Fiscal Year 2012

Net sales:

        Net sales for fiscal year 2013 were $843.0 million, which represents a 14.4% decrease from fiscal year 2012 net sales of $984.8 million. Film and Electrolytic, Ceramic and Tantalum sales decreased by $133.4 million, $4.3 million and $4.2 million, respectively. Average selling prices for capacitors decreased 10.8% for fiscal year 2013 as compared to fiscal year 2012 due to excess capacity in the market, a general softening of the markets and a shift in sales from EMEA to APAC. In addition, within Film and Electrolytic the machinery division decreased net sales by $41.7 million in fiscal year 2013 compared to fiscal year 2012.

        In fiscal years 2013 and 2012, net sales by region were as follows (dollars in millions):

	Fiscal Year 2013			Fiscal Year 2012
	Net Sales	% of Total		Net Sales	% of Total
Americas	$248.4	30%	Americas	$278.0	28%
APAC	304.7	36%	APAC	334.6	34%
EMEA	289.9	34%	EMEA	372.2	38%

	$843.0			$984.8

        In fiscal years 2013 and 2012, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2013			Fiscal Year 2012
	Net Sales	% of Total		Net Sales	% of Total
Distributors	$376.9	45%	Distributors	$417.4	42%
EMS	143.3	17%	EMS	148.2	15%
OEM	322.8	38%	OEM	419.2	43%

	$843.0			$984.8

Gross margin:

        Gross margin for the fiscal year ended March 31, 2013 decreased to 15.0% of net sales from 21.2% of net sales in the prior fiscal year. The primary contributor to the gross margin decline was a $61.6 million gross margin decrease in Film and Electrolytic for the fiscal year 2013 compared to fiscal year 2012 corresponding with a decrease in unit sales volume of 30.7% which created unfavorable fixed cost absorption and lower plant capacity utilization which led to lower efficiencies. In addition, excess capacity in the market led to a decrease in average selling prices in Tantalum and Ceramics which decreased gross margin. In addition, we incurred $6.1 million of plant start-up costs in the year ended March 31, 2013 compared to $3.6 million in the year ended March 31, 2012.

Selling, general and administrative expenses ("SG&A"):

        SG&A expenses were $110.5 million, or 13.1% of net sales for fiscal year 2013 compared to $111.6 million, or 11.3% of net sales for fiscal year 2012. The $1.1 million decrease in SG&A expenses for fiscal year 2013 compared to fiscal year 2012 includes the following decreases: $5.2 million in selling and incentive expenses consistent with the decrease in sales, $1.5 million in human resources and information technology expenses due to cost savings initiatives, and a $1.4 million decrease in marketing activities and projects. Partially offsetting these decreases were a $1.9 million increase in incentive compensation related to stock based compensation, and an increase of $3.1 million related to our investment in NEC TOKIN. In addition, in fiscal year 2013, we incurred a $1.1 million expense related to our investment to improve the health and educational facilities in the community of the Katanga Province of the Democratic Republic of the Congo.

Restructuring charges:

        Restructuring charges in the fiscal year ended March 31, 2013 include personnel reduction costs of $16.4 million and manufacturing relocation costs of $2.3 million. The personnel reduction costs are comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center; $2.9 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $1.5 million for reductions in production workforce in Mexico; $1.1 million for reductions in production workforce in Portugal; $0.5 million for headcount reductions at an innovation center; $2.7 million for reductions in administrative overhead primarily in the Corporate headquarters and $4.9 million for reductions in production workforce and administrative overhead across the entire Company.

        In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.8 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy and $0.6 million in lease termination costs related to the relocation of a sales office.

        The restructuring charges in fiscal year 2012 included termination benefits of $6.1 million related to facility closures in Italy that commenced during fiscal year 2013 and charges of $4.5 million that were incurred by the Company to participate in a plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a certain period of time. These charges are a continuation of our European restructuring plan, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow for the closure and consolidation of multiple manufacturing operations located in Italy. In addition, we incurred $1.7 million in personnel reduction costs primarily due to headcount reductions within Tantalum's operations in Mexico. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.9 million for relocation of equipment to China and Mexico.

Research and development:

        Research and development expenses were $28.0 million, or 3.3% of net sales for fiscal year 2013, compared to $29.4 million, or 3.0% of net sales for fiscal year 2012. The $1.5 million decrease resulted from headcount reductions taken in fiscal year 2013 to align the R&D expenses within an acceptable percentage of net sales.

Write down of long-lived assets:

        During fiscal year 2013 and corresponding with a restructuring of our Tantalum operations in the Evora, Portugal manufacturing facility, we incurred impairment charges totaling $3.1 million. This restructuring is expected to be completed during the quarter ending March 31, 2014. As a part of our ongoing commitment to expand our polymer capacity we will be moving Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the equipment in Portugal will be disposed. We used an income approach to estimate the fair value of the assets to be disposed.

        Also in fiscal year 2013 and in connection with the consolidation of two Film and Electrolytic manufacturing facilities within Italy, we incurred impairment charges totaling $4.2 million. Appraisals for these manufacturing facilities indicated there was a decrease in market value and, therefore, the carrying amounts of these manufacturing facilities were reviewed for recoverability. It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeded its fair value.

        In addition, in fiscal year 2013 we incurred a $0.3 million charge related to the write-off of a trademark which is no longer utilized.

        During fiscal year 2012, we incurred impairment charges of $15.8 million related to Tantalum equipment which was disposed of since the equipment could not meet customer demands for lower ESR capacitors. The impairment amount of $15.8 million was the carrying amount of the equipment less the estimated scrap value net of disposal costs. The impairment charge is recorded on the Consolidated Statements of Operations line item "Write down of long-lived assets" in fiscal year 2012.

Operating income:

        Operating loss for fiscal year 2013 was $39.3 million compared to operating income of $37.8 million in the prior fiscal year. The decrease was primarily due to the $82.6 million decrease in gross margin in fiscal year 2013 as compared to fiscal year 2012. Additionally, when comparing fiscal year 2013 to fiscal year 2012, restructuring charges increased $4.5 million, and we incurred a goodwill impairment of $1.1 million in fiscal year 2013. These increases were partially offset by an $8.2 million decrease in write-down of long-lived assets, a $1.1 million decrease in SG&A and a $1.5 million decrease in research and development expenses. Also, during fiscal year 2013 we recognized less than $0.1 million loss on disposal of assets compared to a $0.3 million loss on sales and disposals of assets in fiscal year 2012.

Other (income) expense, net:

        Other (income) expense, net was a net expense of $38.3 million in fiscal year 2013 compared to a net expense of $29.4 million in fiscal year 2012, representing an increase of $9.0 million. The increase is attributable to a $12.8 million increase in interest expense in fiscal year 2013 as compared to fiscal year 2012 primarily related to an increase in our Senior Notes outstanding of approximately $110.0 million at the end of fiscal year 2012 and $15.0 million in April 2012. Offsetting this increase was a $0.6 million gain recognized in fiscal year 2013 due to a cancellation fee related to an order in the machinery division of Film and Electrolytic. In addition, we recognized less than $0.1 million of a loss on foreign currency translation in fiscal year 2013 as compared to a $0.9 million loss on foreign currency translation in fiscal year 2012 primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.

Income taxes:

        The effective income tax rate for fiscal year 2013 was (4.3)%, resulting in an income tax expense of $3.3 million. This compares to an effective income tax rate of 20.7% for fiscal year 2012 that resulted in an income tax expense of $1.8 million. The fiscal year 2013 income tax expense is comprised of an income tax expense resulting from operations in certain foreign jurisdictions totaling $2.7 million, $0.7 million of state income tax and a $0.1 million federal income tax benefit. No U.S. federal income tax benefit is recognized for the U.S. taxable loss for fiscal year 2013 due to a valuation allowance provided for U.S. net operating losses.

Equity loss from NEC TOKIN:

        In fiscal year 2013 we incurred an equity loss from our investment in NEC TOKIN of $1.3 million.

Segment Comparison of Fiscal Year 2013 to Fiscal Year 2012:

        The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2013 and 2012. The table also sets forth each of the segments' net sales as a percentage of total net sales and the operating income (loss) components as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2013		March 31, 2012
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$412,791	49.0%	$416,995	42.3%
Ceramic	209,514	24.8%	213,767	21.7%
Film and Electrolytic	220,649	26.2%	354,071	36.0%

Total	$842,954	100.0%	$984,833	100.0%

Gross margin (loss)
Tantalum	$66,915		$85,875
Ceramic	66,784		68,763
Film and Electrolytic	(7,103)		54,525

Total	126,596	15.0%	209,163	21.2%
SG&A expenses
Tantalum	5,760		4,085
Ceramic	3,734		2,758
Film and Electrolytic	6,808		11,438
Corporate	94,172		93,283

Total	110,474	13.1%	111,564	11.3%
R&D expenses
Tantalum	12,443		12,277
Ceramic	6,519		6,464
Film and Electrolytic	6,273		7,949
Corporate	2,758		2,750

Total	27,993	3.3%	29,440	3.0%
Restructuring charges
Tantalum	3,979		950
Ceramic	3,356		211
Film and Electrolytic	9,621		13,093
Corporate	1,763		—

Total	18,719	2.2%	14,254	1.4%
Other operating expenses
Tantalum	3,160		16,055
Ceramic	26		69
Film and Electrolytic	5,506		(20)

Total	8,692	1.0%	16,104	1.6%
Operating income (loss)
Tantalum	41,573		52,508
Ceramic	53,149		59,261
Film and Electrolytic	(35,311)		22,065
Corporate	(98,693)		(96,033)

Total	(39,282)	-4.7%	37,801	3.8%

Tantalum

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for Tantalum for the fiscal years 2013 and 2012 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2013		March 31, 2012
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$412,791		$416,995
Gross margin	66,915	16.2%	85,875	20.6%
Segment operating income	41,573	10.1%	52,508	12.6%

        Net sales—Net sales decreased $4.2 million or 1.0% during fiscal year 2013, as compared to fiscal year 2012. Unit sales volume for fiscal year 2013 decreased 0.6% as compared to fiscal year 2012. Average selling prices decreased 1.6% in fiscal year 2013 as compared to fiscal year 2012 primarily related to change in product line sales mix driven by a shift in the regional sales mix from EMEA to APAC as shown in the following table:

	Unit Sales Volumes as a % of Total Unit Sales
			Change in Units Sold %
	2013	2012
Americas	17.0%	17.9%	(4.8)%
EMEA	25.0%	30.8%	(18.2)%
APAC	58.0%	51.3%	13.7%

        Gross margin—Gross margin decreased $19.0 million during fiscal year 2013 as compared to fiscal year 2012. Gross margin as a percentage of Tantalum net sales decreased to 16.2% in fiscal year 2013 as compared to 20.6% in fiscal year 2012. The decrease in gross margin was significantly impacted by the shift in sales from higher margin products sold into EMEA to lower margin products sold into APAC. These decreases to gross margin were partially offset by cost savings achieved through our vertical integration of the tantalum supply chain including a $0.7 million decrease in plant start-up costs.

        Operating income—Operating income for fiscal year 2013 was $41.6 million as compared to operating income of $52.5 million for fiscal year 2012. The $10.9 million decrease in segment operating income in fiscal year 2013 compared to fiscal year 2012 is primarily attributable to the following: a decrease in gross margin of $19.0 million, an increase in restructuring charges of $3.0 million, an increase in SG&A expenses of $1.7 million, and an increase in research and development expenses of $0.2 million during fiscal year 2013 as compared to fiscal year 2012. These decreases were partially offset by a $3.3 million write down of long-lived assets that was recorded in fiscal year 2013 as compared to $15.8 million write down in fiscal year 2012 and a $0.2 million gain recognized on sales and disposals of assets in fiscal year 2013 compared to $0.3 million loss on sales and disposals of assets in fiscal year 2012.

Ceramic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for Ceramic for the fiscal years 2013 and 2012 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2013		March 31, 2012
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$209,514		$213,767
Gross margin	66,784	31.9%	68,763	32.2%
Segment operating income	53,149	25.4%	59,261	27.7%

        Net sales—Net sales decreased $4.3 million or 2.0% in fiscal year 2013, as compared to fiscal year 2012. Unit sales volume for fiscal year 2013 decreased 0.5% as compared to fiscal year 2012. Average selling prices decrease 1.4% in fiscal year 2013 as compared to fiscal year 2012 primarily due to a decline in commodity pricing and decrease in the distribution channel.

        Gross margin—Gross margin decreased $2.0 million during fiscal year 2013 as compared to fiscal year 2012. Gross margin as a percentage of Ceramic net sales decreased to 31.9% in fiscal year 2013 as compared to 32.2% in fiscal year 2012. The decrease in gross margin is due to a decline in commodity pricing and decrease in the distribution channel.

        Operating income—Operating income declined to $53.1 million in fiscal year 2013 from $59.3 million during fiscal year 2012. The $6.1 million decrease in segment operating income in fiscal year 2013 compared to fiscal year 2012 was comprised of the following: a $3.1 million increase in restructuring charges, a $2.0 million decrease in gross margin and a $1.0 million increase in SG&A expense when comparing fiscal year 2013 to fiscal year 2012.

Film and Electrolytic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for Film and Electrolytic for the fiscal years 2013 and 2012 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2013		March 31, 2012
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$220,649		$354,071
Gross margin	(7,103)	(3.2)%	54,525	15.4%
Segment operating (loss) income	(35,311)	(16.0)%	22,065	6.2%

        Net sales—Net sales decreased by $133.4 million or 37.7% in fiscal year 2013, as compared to fiscal year 2012. Capacitor unit sales volume for fiscal year 2013 decreased 30.7% compared to fiscal year 2012 due to an overall decrease in customer demand seen across all regions and channels. Capacitor sales were unfavorably impacted by $9.4 million related to foreign exchange. The Film and Electrolytic machinery division decreased net sales by $41.7 million in fiscal year 2013 compared fiscal year 2012. The decrease in the Film and Electrolytic machinery division net sales is primarily due to a decrease in unit sales volume and an unfavorable impact of $2.0 million related to foreign exchange. These decreases were partially offset by an increase in capacitor average selling prices of 4.1% at comparable exchange rates for fiscal year 2013 as compared to fiscal year 2012 due to a favorable shift in product line mix.

        Gross margin—Gross margin decreased $61.6 million in fiscal year 2013 as compared to fiscal year 2012. The decrease in gross margin is due to a decrease in capacitor unit sales volumes which created unfavorable fixed cost absorption and lower plant capacity utilization which led to lower efficiencies. In addition we incurred $5.3 million of plant start-up costs related to the Skopje, Macedonia and Evora, Portugal manufacturing facilities in fiscal year 2013 compared to $2.0 million in fiscal year 2012.

        Operating income (loss)—Operating loss was $35.3 million in fiscal year 2013, as compared to $22.1 million of segment operating income in fiscal year 2012. The $57.4 million decline in segment operating loss was attributable primarily to a $61.6 million decrease in gross margin when comparing fiscal year 2013 to fiscal year 2012 and in fiscal year 2013 we recognized a $4.2 million write down of long-lived assets, a goodwill impairment of $1.1 million and a $0.2 million loss on sales and disposals of assets which were not incurred in fiscal year 2012. These expense increases were partly offset by the following decreases in fiscal year 2013 as compared to fiscal year 2012: a $3.5 million decrease in restructuring charges, a $4.6 million decrease in SG&A expenses and a $1.7 million decrease in research and development expenses.

Consolidated Comparison of Fiscal Year 2012 to Fiscal Year 2011

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

        In fiscal years 2012 and 2011, net sales by region were as follows (dollars in millions):

	Fiscal Year 2012			Fiscal Year 2011
	Net Sales	% of Total		Net Sales	% of Total
Americas	$278.0	28%	Americas	$254.1	25%
APAC	334.6	34%	APAC	381.7	37%
EMEA	372.2	38%	EMEA	382.7	38%

	$984.8			$1,018.5

        In fiscal years 2012 and 2011, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2012			Fiscal Year 2011
	Net Sales	% of Total		Net Sales	% of Total
Distributors	$417.4	42%	Distributors	$508.4	50%
EMS	148.2	15%	EMS	142.7	14%
OEM	419.2	43%	OEM	367.4	36%

	$984.8			$1,018.5

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

Restructuring charges:

        During fiscal year 2012, we incurred $14.3 million in restructuring charges compared to $7.2 million in restructuring charges in fiscal year 2011. The restructuring charges in fiscal year 2012 included termination benefits of $6.1 million related to facility closures in Italy that commenced during fiscal year 2013 and $4.5 million to participate in a plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a certain period of time. These charges are a continuation of our efforts to restructure manufacturing operations within Europe, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow for the closure and consolidation of multiple manufacturing operations located in Italy. In addition, we incurred $1.7 million in personnel reduction costs primarily due to headcount reductions within Tantalum's operations in Mexico. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.9 million for relocation of equipment to China and Mexico.

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

Write down of long-lived assets:

        During fiscal year 2012, we incurred impairment charges of $15.8 million related to Tantalum equipment which was disposed of since the equipment could not meet customer demands for lower ESR capacitors. The impairment amount of $15.8 million was the carrying amount of the equipment less the estimated scrap value net of disposal costs. The impairment charge is recorded on the Consolidated Statements of Operations line item "Write down of long-lived assets" in fiscal year 2012.

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

Segment Review:

        The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2012 and 2011. The table also sets forth each of the segments' net sales as a percentage of total net sales and the operating income (loss) components as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2012		March 31, 2011
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Tantalum	$416,995	42.3%	$486,595	47.8%
Ceramic	213,767	21.7%	210,509	20.7%
Film and Electrolytic	354,071	36.0%	321,384	31.5%

Total	$984,833	100.0%	$1,018,488	100.0%

Gross margin
Tantalum	$85,875		$147,298
Ceramic	68,763		67,864
Film and Electrolytic	54,525		50,480

Total	209,163	21.2%	265,642	26.1%
SG&A expenses
Tantalum	4,085		1,279
Ceramic	2,758		1,263
Film and Electrolytic	11,438		8,515
Corporate	93,283		93,550

Total	111,564	11.3%	104,607	10.3%
R&D expenses
Tantalum	12,277		10,767
Ceramic	6,464		6,003
Film and Electrolytic	7,949		6,108
Corporate	2,750		2,986

Total	29,440	3.0%	25,864	2.5%
Restructuring charges
Tantalum	950		864
Ceramic	211		444
Film and Electrolytic	13,093		5,863

Total	14,254	1.4%	7,171	0.7%
Write down of long-lived assets
Tantalum	15,786	1.6%	—	—

(Gain) loss on sales and disposals of assets
Tantalum	269		25
Ceramic	69		(1,578)
Film and Electrolytic	(20)		292

Total	318	—	(1,261)	-0.1%
Operating income
Tantalum	52,508		134,363
Ceramic	59,261		61,732
Film and Electrolytic	22,065		29,702
Corporate	(96,033)		(96,536)

Total	37,801	3.8%	129,261	12.7%

Tantalum

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for Tantalum for the fiscal years 2012 and 2011 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2012		March 31, 2011
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$416,995		$486,595
Gross margin	85,875	20.6%	147,298	30.3%
Segment operating income	52,508	12.6%	134,363	27.6%

        Net sales—Net sales decreased $69.6 million or 14.3% during fiscal year 2012, as compared to fiscal year 2011. Unit sales volume for fiscal year 2012 decreased 30.4% as compared to fiscal year 2011. Average selling prices increased 23.1% in fiscal year 2012 as compared to fiscal year 2011 primarily related to increases realized in tantalum raw material cost. The average selling price increase was primarily attributable to a favorable shift in product line mix. The decrease in revenue was primarily driven by a decrease in distributor unit sales volumes across all regions.

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

        Operating income—Operating income for fiscal year 2012 was $52.5 million as compared to an operating income of $134.4 million for fiscal year 2011. The decline is attributable to the decrease in gross margin of $61.4 million when comparing the gross margin for fiscal year 2012 to fiscal year 2011 and a $15.8 million write down of long-lived assets that was recorded in fiscal year 2012 as compared to no write down in fiscal year 2011. This decrease was also attributable to an increase in research and development expenses of $1.5 million, an increase in SG&A expenses of $2.8 million, a $0.2 million increase on the loss on sales and disposals of assets and an increase in restructuring charges of $0.1 million during fiscal year 2012 as compared to fiscal year 2011.

Ceramic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income and Operating income as a percentage of net sales for Ceramic for the fiscal years 2012 and 2011 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2012		March 31, 2011
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$213,767		$210,509
Gross margin	68,763	32.2%	67,864	32.2%
Segment operating income	59,261	27.7%	61,732	29.3%

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

        Operating income—Operating income declined to $59.3 million in fiscal year 2012 from $61.7 million during fiscal year 2011. The $2.4 million decrease in operating income in fiscal year 2012 compared to fiscal year 2011 was comprised of a $1.5 million increase in SG&A expense, a $0.5 million increase in research and development expenses and a $0.1 million loss on sale of assets in fiscal year 2012 compared to a gain of $1.6 million in fiscal year 2011. These were offset by a $0.9 million increase in gross margin and a $0.2 million decrease in restructuring charges when comparing fiscal year 2012 to fiscal year 2011.

Film and Electrolytic

        The table sets forth Net sales, Gross margin, Gross margin as a percentage of net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for Film and Electrolytic for the fiscal years 2012 and 2011 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2012		March 31, 2011
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$354,071		$321,384
Gross margin	54,525	15.4%	50,480	15.7%
Segment operating income (loss)	22,065	6.2%	29,702	9.2%

        Net sales—Net sales increased by $32.7 million or 10.2% in fiscal year 2012, as compared to fiscal year 2011. Capacitor average selling prices increased 23.8% at comparable exchange rates for fiscal year 2012 as compared to fiscal year 2011 due to a favorable shift in product line mix as well as certain product line price increases. Offsetting the increase in average selling prices, capacitor unit sales volume for fiscal year 2012 decreased 25.6% compared to fiscal year 2011. Capacitor sales were favorably impacted by an $11.6 million gain related to foreign exchange. The Film and Electrolytic machinery division increased net sales by $28.8 million in fiscal year 2012 compared fiscal year 2011. The improvement in the Film and Electrolytic machinery division net sales is primarily due to an increase in unit sales volume as well as a $5.4 million benefit related to foreign exchange. The etched foil manufacturing operation acquired in June 2011 contributed $17.6 million of net sales.

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

        Operating income—Operating income was $22.1 million in fiscal year 2012, as compared to $29.7 million of operating income in fiscal year 2011. The decrease in operating income of $7.6 million was attributable primarily to a $7.2 million increase in restructuring charges, a $2.9 million increase in

SG&A expenses and a $1.8 million increase in research and development expenses in fiscal year 2012 as compared to fiscal year 2011. These expense increases were partly offset by a $4.0 million increase in gross margin in fiscal year 2012 compared to fiscal year 2011 and no loss on sales and disposals of assets in fiscal year 2012 compared to a loss of $0.3 million in fiscal year 2011.

  Outlook

        Looking out to the first quarter of fiscal year 2014, we expect our net sales to be relatively flat when compared to the fourth quarter of fiscal year 2013.

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

Issuance of 10.5% Senior Notes

        On May 5, 2010, we completed the issuance of our 10.5% Senior Notes with an aggregate principal amount of $230.0 million which resulted in net proceeds to the Company of $222.2 million. The Company used a portion of the proceeds to repay all of its outstanding indebtedness under the Company's credit facility with K Financing, LLC, the Company's €60 million credit facility and €35 million credit facility with UniCredit Corporate Banking S.p.A. ("UniCredit") and the Company's term loan with a subsidiary of Vishay and used a portion of the remaining proceeds to fund a previously announced tender offer to purchase $40.5 million in aggregate principal amount of the Company's 2.25% Convertible Senior Notes (the "Convertible Notes") and to pay costs incurred in connection with the issuance, the tender offer and the foregoing repayments.

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

        The 10.5% Senior Notes are redeemable, in whole or in part, at any time on or after May 1, 2014, at the redemption prices specified in the 10.5% Senior Notes Indenture. At any time prior to May 1, 2013, we had the option to redeem up to 35% of the aggregate principal amount of the 10.5% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 110.5% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to May 1, 2014, we may redeem the 10.5% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 10.5% Senior Notes so redeemed, plus a "make whole" premium and together with accrued and unpaid interest, if any, to the redemption date.

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

        On March 27, 2012 and April 3, 2012, the Company completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due 2018, respectively, at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The issuance resulted in a debt premium of $6.1 million which is being amortized over the term of the 10.5% Senior Notes. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

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

        The Loan and Security Agreement includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Loan and Security Agreement. There were no other borrowings against the Loan and Security Agreement as of March 31, 2013 or 2012.

Advanced Payment from OEM

        On August 28, 2012, we entered into an Agreement, with an OEM pursuant to which the OEM agreed to the Advance Payment. The Agreement provides that on a monthly-basis starting eight months following the receipt of the Advance Payment, we will pay the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month. Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by us for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and KEMET for a price adjustment during the current quarter which would bring our price within 110% of the third-party price. Thirty- two months after the date of the Advance Payment, the remaining outstanding balance, if any, is due in full. Pursuant to the terms of the Agreement, an irrevocable standby letter of credit in the amount of $16.0 million was delivered to the OEM on October 8, 2012 which reduced our availability under the Loan and Security Agreement. On October 22, 2012 we received the Advance Payment from the OEM.

Short-term Liquidity

        Cash and cash equivalents totaled $96.0 million as of March 31, 2013, representing a decrease of $114.5 million as compared to $210.5 million as of March 31, 2012. Our net working capital (current assets less current liabilities) as of March 31, 2013 was $261.9 million compared to $396.5 million of net working capital as of March 31, 2012. Cash and cash equivalents held by our foreign subsidiaries totaled $26.7 million and $24.4 million at March 31, 2013 and March 31, 2012, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed in the U.S., we may be required to account for U.S. taxes to repatriate these funds.

        In light of current global economic conditions, we have taken steps to improve our operating results by decreasing global headcount and vertically integrating our supply chain. Based on our current operating plans, we believe that cash and cash equivalents and cash from the revolving line of credit will continue to be sufficient to fund our operating requirements for the next twelve months, including $37.3 million in interest payments, expected capital expenditures in the range of $30.0 million to

$40.0 million, $10.0 million related to the Advance Payment discussed above, deferred acquisition payments of $22.1 million, payments of $14.1 million related to restructuring liabilities, and $1.2 million in debt principal payments.

        Our cash and cash equivalents decreased by $114.5 million for the year ended March 31, 2013, and increased $58.5 million for the year ended March 31, 2012 and $72.9 million for the year ended March 31, 2011 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Net cash (used in) provided by operating activities	$(22,827)	$80,730	$113,968
Net cash used in investing activities	(111,977)	(91,853)	(29,564)
Net cash provided by (used in) financing activities	20,852	70,292	(13,338)
Effects of foreign currency fluctuations on cash	(591)	(699)	1,786

Net (decrease) increase in cash and cash equivalents	$(114,543)	$58,470	$72,852

Fiscal Year 2013 compared to Fiscal Year 2012

Operations

        Cash used in operating activities totaled $22.8 million in the fiscal year 2013 compared to cash provided by operating activities of $80.7 million in fiscal year 2012. This decrease was primarily a result of a $83.4 million decrease in cash flows related to operations (change in net income adjusted for the change in: write down of long-lived assets, depreciation and amortization, deferred income taxes, net gain/loss on sales and disposals of assets, amortization of debt discounts and debt issuance costs, stock-based compensation, pension and other post-retirement benefits and other non-cash changes to net income) for fiscal year 2013 compared to fiscal year 2012.

        In addition, in fiscal year 2013 we generated $7.9 million by decreasing our accounts receivable balances compared to generating $47.3 million in fiscal year 2012 by decreasing our accounts receivable balances. Offsetting these increases in the use of cash in fiscal year 2013 we used $10.5 million by decreasing our operating liabilities as compared to using $32.5 million by decreasing operating liabilities (primarily accounts payable) in fiscal year 2012. The primary use of cash in fiscal year 2013 related to a decrease in liabilities is due to a decrease in accrued salaries and vacation which resulted in a $4.7 million use of cash. The primary use of cash in fiscal year 2012 related to a decrease in liabilities is due to a decrease in accounts payable which resulted in a $22.1 million use of cash.

Investing

        Cash used in investing activities increased $20.1 million in fiscal year 2013 compared to fiscal year 2012. Cash used for investment in NEC TOKIN in fiscal year 2013 totaled $50.9 million. Cash used for acquisitions in fiscal year 2012 totaled $42.6 million for the acquisitions of Blue Powder and KEMET Foil. Capital expenditures increased $3.1 million in fiscal year 2013 compared to fiscal year 2012, primarily related to new manufacturing facilities in Skopje, Macedonia and Pontecchio, Italy this increase was partially offset by a decrease in capital expenditures related to new product development. In fiscal year 2013 cash proceeds from the sale of assets totaled $0.4 million compared to $0.1 million in fiscal year 2012.

Financing

        Cash provided by financing activities decreased $49.5 million in fiscal year 2013 as compared to fiscal year 2012. In fiscal year 2013, we received a $24.0 million Advance Payment from an OEM and $15.8 million in proceeds from the issuance of debt related to the private placement of our 10.5%

Senior Notes. In fiscal year 2013, we used $16.9 million for deferred acquisition payments related to the KEMET Foil and Blue Powder acquisitions and $1.9 million for debt payments. In fiscal year 2012, proceeds from the issuance of debt resulted from the private placement of $110.0 million in aggregate principal amount of our 10.5% Senior Notes. Related to the issuance of 10.5% Senior Notes, we paid $2.3 million in debt issuance costs. Also in fiscal year 2012, we used $43.7 million for payments on both long-term and short-term debt, primarily related to the retirement of the 2.25% Convertible Senior Notes (the "Convertible Notes").

Commitments

        At March 31, 2013, we had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (see Note 2, "Debt" to our consolidated financial statements), European social security, pension benefits, other post-retirement benefits, inventory purchase obligations, fixed asset purchase obligations, acquisition related obligations, and construction obligations as follows (amounts in thousands):

	Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations	$380,783	$11,233	$14,550	$—	$355,000
Interest obligations	186,824	37,094	73,396	73,242	3,092
Acquisition related obligations	41,547	22,135	19,412	—	—
Construction obligations	8,330	8,330	—	—	—
European social security	3,160	3,160	—	—	—
Employee separation liability	16,914	1,921	1,921	640	12,432
Restructuring liability	13,509	13,304	205	—	—
Pension and other post-retirement benefits(1)	18,952	1,535	3,172	3,500	10,745
Operating lease obligations	20,632	8,412	8,255	2,232	1,733
Purchase commitments	15,847	13,847	2,000	—	—

	$703,338	$117,811	$122,911	$79,614	$383,002

(1)
Reflects expected benefit payments through 2022.

Non-GAAP Financial Measures

        To complement our consolidated statements of operations and cash flows, we use non-GAAP financial measures of Adjusted operating income, Adjusted net income and Adjusted EBITDA. We believe that Adjusted operating income, Adjusted net income and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.

        Adjusted operating income is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Operating (loss) income	$(39,282)	$37,801	$129,261
Adjustments:
Restructuring charges	18,719	14,254	7,171
ERP integration costs	7,702	7,707	1,915
Write down of long-lived assets	7,582	15,786	—
Plant start-up costs	6,122	3,574	—
Stock-based compensation	4,599	3,075	1,783
Acquisitions related fees	4,581	1,476	—
Goodwill impairment	1,092	—	—
Net curtailment and settlement gain on benefit plans	266	—	—
(Gain) loss on sales and disposals of assets	18	318	(1,261)
Registration related fees	20	281	1,531
Inventory write downs	—	—	2,991

Adjusted operating (loss) income	$11,419	$84,272	$143,391

        Adjusted net income is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Net (loss) income	$(82,182)	$6,692	$63,044
Adjustments:
Restructuring charges	18,719	14,254	7,171
ERP integration costs	7,702	7,707	1,915
Write down of long-lived assets	7,582	15,786	—
Plant start-up costs	6,122	3,574	—
Share-based compensation	4,599	3,075	1,783
Acquisition related fees	4,581	1,476	—
Amortization included in interest expense	4,138	3,599	4,930
Goodwill impairment	1,092	—	—
Equity loss from NEC TOKIN	1,254	—	—
Net curtailment and settlement gain on benefit plans	266	—	—
(Gain) loss on sales and disposals of assets	18	318	(1,261)
Net foreign exchange (gain) loss	(28)	919	(2,888)
Registration related fees	20	281	1,531
(Gain) loss on early extinguishment of debt	—	—	38,248
Inventory write downs	—	—	2,991
Gain on licensing of patents	—	—	(2,000)
Income tax effect of non-GAAP adjustments*	(906)	(3,203)	(1,256)

Adjusted net (loss) income	$(27,023)	$54,478	$114,208

*
Includes the income tax effect of law changes related to the utilization of net operating loss carryforwards.

        Adjusted EBITDA is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Net (loss) income	$(82,182)	$6,692	$63,044
Adjustments:
Income tax expense	3,318	1,752	2,704
Interest expense, net	41,192	28,392	29,957
Depreciation and amortization	45,559	44,124	52,932
Restructuring charges	18,719	14,254	7,171
Write down of long-lived assets	7,582	15,786	—
ERP integration costs	7,702	7,707	1,915
Plant start-up costs	6,122	3,574	—
Stock-based compensation	4,599	3,075	1,783
Acquisition related fees	4,581	1,476	—
Goodwill impairment	1,092	—	—
Equity loss from NEC TOKIN	1,254	—	—
Net curtailment and settlement gain on benefit plans	266	—	—
(Gain) loss on sales and disposals of assets	18	318	(1,261)
Net foreign exchange (gain) loss	(28)	919	(2,888)
Registration related fees	20	281	1,531
(Gain) loss on early extinguishment of debt	—	—	38,248
Inventory write downs	—	—	2,991
Gain on licensing of patents	—	—	(2,000)

Adjusted EBITDA	$59,814	$128,350	$196,127

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

        Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization, adjusted to exclude the following items: restructuring charges, write down of long-lived assets, ERP integration costs, plant start-up costs, stock-based compensation expense, acquisition related fees, goodwill impairment, net curtailment and settlement gain on benefit plans, gain/loss on sales and disposals of assets, net foreign exchange gain/loss, registration related fees, gain/loss on the early extinguishment of debt, inventory write downs and gain on licensing of patents. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

        We believe Adjusted EBITDA is an appropriate supplemental measure of debt service capacity because cash expenditures on interest are, by definition, available to pay interest and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; depreciation and amortization are non-cash charges. The other items excluded from Adjusted EBITDA are excluded in order to better reflect our continuing operations.

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

        In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires registrants to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We will reflect the impact of these amendments beginning with our Quarterly Report on Form 10-Q for the period ending June 30, 2013. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, our financial position, results of operations or cash flows will not be impacted.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        We are exposed to interest rate risk through our other borrowing activities, which had an outstanding balance as of March 31, 2013, of $1.8 million. This other debt has a variable interest rate and a 1% change in the interest rate would yield a $0.0 million change in interest expense.

Foreign Currency Exchange Rate Risk

        Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the Euro and the Mexican peso. A portion of our sales to our customers and operating costs in Europe are denominated in Euro creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our operations in Mexico are denominated in Mexican pesos, creating an exposure to foreign currency exchange rates. Additionally, certain of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, in order to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows were hedged against the U.S. dollar. The Company does not presently have in place any forward foreign exchange contracts, but does periodically evaluate the use of such contracts as a means of hedging its foreign exchange exposure.

Commodity Price Risk

        As a result of our tantalum vertical integration efforts which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico or at a subcontractor site in South Africa, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may be unable to pass all such price increases on to our customers.

        Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2012 the price of palladium fluctuated between $561 and $781 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        As of March 31, 2013, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Based on that assessment, as of March 31, 2013, the Company's management concluded that its internal control over financial reporting was effective. Ernst & Young LLP, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting, which is on page 75 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

        We are in the final stages of implementing Oracle 11i EBS on a worldwide basis. This software implementation project has resulted in changes in our business processes and related internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Management continues to monitor, evaluate and update the related processes and internal controls as necessary during the post implementation period to ensure adequate internal control over financial reporting.

        Other than the change described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        Other than the information under "Executive Officers" and "Other Key Employees" under Part I, Item 4A, the other information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on July 25, 2013 under the headings "Nominees for Board of Directors," "Continuing Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information about the Board of Directors."

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 25, 2013 under the headings "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Outstanding Equity Awards at Fiscal Year-End Table," "Options Exercises and Stock Vested Table," "Pension Benefits Table," "Nonqualified Deferred Compensation Table," "Potential Payments Upon Termination or Change in Control Table," "Director Compensation Table," "Report of the Compensation Committee," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 25, 2013 under the heading "Security Ownership", and from "Equity Compensation Plan Disclosure" in Item 5 hereof.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 25, 2013 under the headings "Review, Approval or Ratification of Transactions with Related Persons" and "Information about the Board of Directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 25, 2013 under the heading "Audit and Non-Audit Fees."

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

(a)
(3)    List of Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

2.1	Stock Purchase Agreement, dated as of February 2, 2012, by and among KEMET Corporation, Niotan Incorporated and Niotan Investment Holdings LLC (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on February 2, 2012)
2.2
Stock Purchase Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)
2.3
Amendment No. 1 to the Stock Purchase Agreement dated as of December 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on December 14, 2012)
3.1
Second Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended June 30, 2011)
3.2
Amended and Restated By-laws of KEMET Corporation, effective June 5, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on June 5, 2008)
4.1
Indenture, dated May 5, 2010, by and among the Company, certain subsidiary guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2010)
4.2
Registration Rights Agreement, dated May 5, 2010, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2010)
4.3
Supplemental Indenture, dated as of August 10, 2011, among KEMET Foil Manufacturing LLC (f/k/a Cornell Dubilier Foil, LLC), KEMET Corporation, the other Guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended September 30, 2011)
4.4
Registration Rights Agreement, dated March 27, 2012, among KEMET Corporation, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as initial purchasers (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 28, 2012)

4.5	Registration Rights Agreement, dated as of April 3, 2012, among KEMET Corporation, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as initial purchasers (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 4, 2012)
4.6
Supplemental Indenture, dated April 17, 2012, among KEMET Corporation, the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 18, 2012)
4.7	Form of 10 1/2% Senior Note due 2018 (included in Exhibit 4.1)
10.1
Registration Agreement, dated as of December 21, 1990, by and among the Company and each of the investors and executives listed on the schedule of investors and executives attached thereto (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48056))
10.2	Form of Amendment No. 1 to Registration Agreement, dated as of April 28, 1994 (incorporated by reference to Exhibit 10.3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-61898))
10.3	Form of KEMET Electronics Corporation Distributor Agreement (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48056))
10.4
Form of KEMET Electronics Corporation Standard Order Acknowledgment, Quotation, and Volume Purchase Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48056))
10.5	Form of KEMET Electronics Corporation Product Warranty (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48056))
10.6
1995 Executive Stock Option Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 1996)*
10.7
Executive Bonus Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)*
10.8
Amendment No. 3 to Services Agreement dated as of January 1, 1996, by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.2 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 1996)
10.9	1992 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2009)*
10.10
Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2000)*
10.11	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 333-123308))*

10.12	Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 3, 2006 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 9, 2006)*
10.13
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective July 19, 2006 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on July 25, 2006)*
10.14
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective March 28, 2007 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 3, 2007)*
10.15
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 8, 2007 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 15, 2007)*
10.16
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 16, 2007 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 23, 2007)*
10.17
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers dated May 5, 2008 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 12, 2008)*
10.18
Asset Purchase Agreement, dated as of September 15, 2008, by and between KEMET Electronics Corporation and Siliconix Technology C.V. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended September 30, 2008)*
10.19	Summary of Non-Employee Director Compensation (incorporated by reference to exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 1-15491), for the year ended March 31, 2012)*
10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 23, 2009)*
10.21	Amendment to the Compensation Plan of the Company's executive officers (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on August 4, 2009)*
10.22
Warrant to Purchase Common Stock, dated June 30, 2009, issued by the Company to K Financing, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on June 30, 2009)
10.23
Investor Rights Agreement, dated June 30, 2009, between the Company and K Financing, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on June 30, 2009)
10.24
Corporate Advisory Services Agreement, dated June 30, 2009, between the Company and Platinum Equity Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on June 30, 2009)
10.25
Purchase Agreement, dated April 21, 2010, by and among the Company, certain subsidiary guarantors named therein and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 22, 2010)

10.26	Employment Agreement between the Company and Per Olof-Lööf dated January 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on February 2, 2010)*
10.27
Amendment No. 1 to Employment Agreement between KEMET Corporation and Per Olof-Lööf, dated March 28, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 2, 2012)*
10.28
Second Amended and Restated KEMET Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2009)*
10.29
Loan and Security Agreement, dated as of September 30, 2010, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., and Bank of America, N.A., as agent and Banc of America Securities LLC, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on October 5, 2010)
10.30	KEMET Executive Secured Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2010) *
10.31	KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on August 2, 2011)*
10.32
Form of Change in Control Severance Compensation Agreement entered into with executive officers of the Company (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K (File No. 1-15491), for the year ended March 31, 2012)*
10.33
Option Agreement, dated as of March 12, 2012, by and among NEC Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)
10.34
Stockholders' Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)
10.35
Form of Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K (File No. 1-15491), for the year ended March 31, 2012)*
10.36
Form of Restricted Stock Unit Grant Agreement for Directors (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K (File No. 1-15491), for the year ended March 31, 2012)*
10.37
Amendment No. 1 to Loan and Security Agreement, Waiver and Consent, dated as of March 19, 2012, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., the financial institutions party thereto as lenders and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K (File No. 1-15491), for the year ended March 31, 2012)
10.38
Development and Cross-Licensing Agreement between NEC TOKIN Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 8, 2013)

10.39	Form of Long-Term Incentive Plan Award Agreement*
18.1	Preferability Letter (incorporated by reference to Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2012)
21.1	Subsidiaries of KEMET Corporation
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
23.2	Consent of Paumanok Publications, Inc.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302
31.2	Certification of the Chief Financial Officer Pursuant to Section 302
32.1	Certification of the Chief Executive Officer Pursuant to Section 906
32.2	Certification of the Chief Financial Officer Pursuant to Section 906
101
The following financial information from KEMET Corporation's Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013, and March 31, 2012, (ii) Consolidated Statements of Income for the years ended March 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*
Exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KEMET Corporation

        We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KEMET Corporation and subsidiaries at March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the three years ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KEMET Corporation's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

June 6, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KEMET Corporation

        We have audited KEMET Corporation and subsidiaries' internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KEMET Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements' Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, KEMET Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2013 of KEMET Corporation and subsidiaries and our report dated June 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina

June 6, 2013

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except per share data)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$95,978	$210,521
Accounts receivable, net	96,564	104,950
Inventories, net	205,615	212,234
Prepaid and other current assets	41,101	32,259
Deferred income taxes	4,167	4,220

Total current assets	443,425	564,184

Property, plant and equipment, net	304,508	315,848
Goodwill	35,584	36,676
Intangible assets, net	38,646	41,527
Investment in NEC TOKIN	52,738	—
Restricted cash	17,397	2,204
Deferred income taxes	7,994	7,460
Other assets	11,299	12,963

Total assets	$911,591	$980,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,793	$1,951
Accounts payable	73,669	74,404
Accrued expenses	95,944	89,079
Income taxes payable and deferred income taxes	1,074	2,256

Total current liabilities	181,480	167,690
Long-term debt	372,707	345,380
Other non-current obligations	71,946	101,229
Deferred income taxes	8,542	7,567
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at March 31, 2013 and 2012	465	465
Additional paid-in capital	467,096	470,059
Retained deficit	(163,235)	(81,053)
Accumulated other comprehensive income	7,694	12,020
Treasury stock, at cost (1,519 and 1,839 shares at March 31, 2013 and 2012, respectively)	(35,104)	(42,495)

Total stockholders' equity	276,916	358,996

Total liabilities and stockholders' equity	$911,591	$980,862

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2013	2012	2011
Net sales	$842,954	$984,833	$1,018,488
Operating costs and expenses:
Cost of sales	716,358	775,670	752,846
Selling, general and administrative expenses	110,474	111,564	104,607
Research and development	27,993	29,440	25,864
Restructuring charges	18,719	14,254	7,171
Write down of long-lived assets	7,582	15,786	—
Goodwill impairment	1,092	—	—
Net (gain) loss on sales and disposals of assets	18	318	(1,261)

Total operating costs and expenses	882,236	947,032	889,227

Operating (loss) income	(39,282)	37,801	129,261
Other (income) expense:
Interest income	(139)	(175)	(218)
Interest expense	41,331	28,567	30,175
Other (income) expense, net	(2,864)	965	(4,692)
Loss on early extinguishment of debt	—	—	38,248

Income (loss) before income taxes and equity loss from NEC TOKIN	(77,610)	8,444	65,748
Income tax expense	3,318	1,752	2,704

Income (loss) before equity loss from NEC TOKIN	(80,928)	6,692	63,044
Equity loss from NEC TOKIN	(1,254)	—	—

Net income (loss)	$(82,182)	$6,692	$63,044

Net income (loss) per share:
Basic	$(1.83)	$0.15	$2.11
Diluted	$(1.83)	$0.13	$1.22
Weighted-average shares outstanding:
Basic	44,897	43,285	29,847
Diluted	44,897	52,320	51,477

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	Fiscal Years Ended March 31,
	2013	2012	2011
Net income (loss)	$(82,182)	$6,692	$63,044
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(4,569)	(8,969)	12,884
Defined benefit pension plans, net of tax impact	420	(1,449)	(2,020)
Defined benefit post-retirement plan adjustments	(177)	(117)	(299)

Other comprehensive income (loss)	(4,326)	(10,535)	10,565

Total comprehensive income (loss)	$(86,508)	$(3,843)	$73,609

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2010	27,045	$295	$479,705	$(150,789)	$11,990	$(56,929)	$284,272
Net income	—	—	—	63,044	—	—	63,044
Other comprehensive income	—	—	—	—	10,565	—	10,565
Issuance of restricted shares	47	—	(1,078)	—	—	1,078	—
Stock-based compensation expense	—	—	1,783	—	—	—	1,783
Issuance of shares to K Equity, LLC	10,000	100	(100)	—	—	—	—
Exercise of stock options	46	—	(988)	—	—	1,077	89

Balance at March 31, 2011	37,138	395	479,322	(87,745)	22,555	(54,774)	359,753
Net income	—	—	—	6,692	—	—	6,692
Other comprehensive loss	—	—	—	—	(10,535)	—	(10,535)
Issuance of restricted shares	398	—	(9,483)	—	—	9,204	(279)
Stock-based compensation expense	—	—	3,075	—	—	—	3,075
Issuance of shares to K Equity, LLC	7,000	70	(70)	—	—	—	—
Exercise of stock options	133	—	(2,785)	—	—	3,075	290

Balance at March 31, 2012	44,669	465	470,059	(81,053)	12,020	(42,495)	358,996
Net loss	—	—	—	(82,182)	—	—	(82,182)
Other comprehensive loss	—	—	—	—	(4,326)	—	(4,326)
Issuance of restricted shares	270	—	(6,511)	—	—	6,229	(282)
Stock-based compensation expense	—	—	4,599	—	—	—	4,599
Exercise of stock options	50	—	(1,051)	—	—	1,162	111

Balance at March 31, 2013	44,989	$465	$467,096	$(163,235)	$7,694	$(35,104)	$276,916

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Years Ended March 31,
	2013	2012	2011
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$(82,182)	$6,692	$63,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,559	44,124	52,932
Amortization of debt discount and debt issuance costs	4,138	3,599	4,930
Equity loss from NEC TOKIN	1,254	—	—
Net (gain) loss on sales and disposals of assets	18	318	(1,261)
Stock-based compensation expense	4,599	3,075	1,783
Pension and other post-retirement benefits	1,071	(2,991)	(2,319)
Deferred income taxes	(317)	(4,554)	(3,403)
Write down of long-lived assets	7,582	15,786	—
Loss on early extinguishment of debt	—	—	38,248
Goodwill impairment	1,092	—	—
Other, net	554	702	(2,446)
Changes in assets and liabilities:
Accounts receivable	7,866	47,298	(15,423)
Inventories	5,778	5,375	(48,817)
Prepaid expenses and other current assets	(9,340)	(6,182)	(5,690)
Accounts payable	(2,395)	(22,052)	9,567
Accrued income taxes	(1,052)	(1,893)	4,315
Other operating liabilities	(7,052)	(8,567)	18,508

Net cash (used in) provided by operating activities	(22,827)	80,730	113,968

Investing activities:
Capital expenditures	(46,174)	(49,314)	(34,989)
Investment in NEC TOKIN (excludes non cash investment)	(50,917)	—	—
Change in restricted cash	(15,284)
Acquisitions, net of cash received	—	(42,613)	—
Proceeds from sales of assets	398	74	5,425

Net cash used in investing activities	(111,977)	(91,853)	(29,564)

Financing activities:
Proceeds from issuance of debt	39,825	116,050	227,525
Deferred acquisition payments	(16,900)	—	—
Payment of long-term debt	(1,909)	(40,581)	(230,413)
Net (payments) borrowings under other credit facilities	—	(3,154)	(2,479)
Debt issuance costs	(275)	(2,313)	(7,853)
Proceeds from exercise of stock options	111	290	89
Debt extinguishment costs	—	—	(207)

Net cash provided by (used in) financing activities	20,852	70,292	(13,338)

Net (decrease) increase in cash and cash equivalents	(113,952)	59,169	71,066
Effect of foreign currency fluctuations on cash	(591)	(699)	1,786
Cash and cash equivalents at beginning of fiscal year	210,521	152,051	79,199

Cash and cash equivalents at end of fiscal year	$95,978	$210,521	$152,051

Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$32,232	$25,342	$17,304
Income taxes paid	6,029	7,078	2,408

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

Basis of Presentation

        Certain amounts for fiscal years 2012 and 2011 have been reclassified to conform to the fiscal year 2013 presentation.

Principles of Consolidation

        The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investment in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets.

Cash Equivalents

        Cash equivalents of $30.0 million and $26.2 million at March 31, 2013 and 2012, respectively, consist of money market accounts with an original term of three months or less. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

        As discussed in Note 2, "Debt", the Company received a $24.0 million prepayment from an original equipment manufacturer ("OEM"), the remaining proceeds of $15.3 million is classified as restricted cash at March 31, 2013.

        A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax ("VAT") registration in The Netherlands.

        The bank guarantee is in the amount of €1.5 million ($1.9 million). An interest-bearing deposit was placed with a European bank for €1.7 million ($2.1 million). The deposit is in KEMET's name and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

bank, and the bank can use the money should a valid claim be made. The bank guarantee will remain valid until it is discharged by the beneficiary.

Inventories

        Inventories are stated at the lower of cost or market. The carrying value of inventory is reviewed and adjusted based on slow moving and obsolete items, historical shipments, customer forecasts and backlog and technology developments. Inventory costs include material, labor and manufacturing overhead and most inventory costs are determined by the "first-in, first-out" ("FIFO") method. For tool crib, a component of the Company's raw material inventory, cost is determined under the average cost method. The Company has consigned inventory at certain customer locations totaling $10.8 million and $9.5 million at March 31, 2013 and 2012, respectively.

Property and Equipment

        Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of. Depreciation expense was $43.3 million, $42.1 million and $50.6 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

        The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Reviews are regularly performed to determine whether facts and circumstances exist which indicate the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the undiscounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company's financial condition and operating results. The Company recorded $7.3 million and $15.8 million in impairment charges for fiscal years 2013 and 2012, respectively.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

Goodwill

        Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests during the first quarter of each fiscal year and when otherwise warranted. The Company evaluates its goodwill and intangible assets with indefinite useful lives on a reporting unit basis which requires the Company to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit's carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill and intangible asset with indefinite useful lives may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit's goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit's fair value. The Company determined the fair value of its reporting units using an income-based, discounted cash flow ("DCF") analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. In addition to the above described reporting unit valuation techniques, the Company's goodwill and intangible asset with indefinite useful lives impairment assessment also considers the Company's aggregate fair value based upon the value of the Company's outstanding shares of common stock.

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

Equity Method Investment

        Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of the Company's investment and the underlying equity in the net assets of NEC TOKIN at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference. The Company's share of earnings or losses under the equity method investments and basis difference amortization is reported in the consolidated statements of operations as "Equity loss from NEC TOKIN." The Company reviews its investments and ownership interests accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

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

Stock-based Compensation

        Stock-based compensation for stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of the Company's stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of the Company's stock on the grant date and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. Stock-based compensation cost for restricted stock is measured based on the closing fair market value of the Company's common stock on the date of grant. The Company recognizes stock-based compensation cost for arrangements with cliff vesting as expense ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost for arrangements with graded vesting as expense on an accelerated basis over the requisite service period.

Concentrations of Credit and Other Risks

        The Company sells to customers globally. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers. TTI, Inc., an electronics distributor, accounted for $127.8 million, $125.6 million and $133.5 million of the Company's net sales in fiscal years 2013, 2012 and 2011, respectively. There were no customers' accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2013 or March 31, 2012.

        Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to the end-users. For fiscal years ended March 31, 2013, 2012, and 2011, net sales to electronics distributors accounted for 45%, 42%, and 50%, respectively, of the Company's total net sales.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (losses), currency forward contract gains (losses), currency translation gains (losses), defined benefit plan adjustments including those adjustments which result from changes in net prior service credit and actuarial gains (losses), and is presented in the Consolidated Statements of Comprehensive Income (Loss).

        The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders' equity section of the Consolidated Balance Sheets (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Defined Benefit Post-retirement Plan Adjustments	Defined Benefit Pension Plans	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2011	$27,076	$2,112	$(6,633)	$22,555
Fiscal year 2012 activity(1)	(8,969)	(117)	(1,449)	(10,535)

Balance at March 31, 2012	18,107	1,995	(8,082)	12,020
Fiscal year 2013 activity(2)	(4,569)	(177)	420	(4,326)

Balance at March 31, 2013	$13,538	$1,818	$(7,662)	$7,694

(1)
Activity within the defined benefit pension plans is net of a tax benefit of $0.8 million.

(2)
Activity within the defined benefit pension plans is net of a tax benefit of $0.7 million.

Warrant Liability

        Concurrent with the consummation of the tender offer as discussed in Note 2, "Debt", the Company issued K Financing, LLC ("K Financing") a warrant (the "Platinum Warrant") to purchase up to 26,848,484 shares of the Company's common stock, subject to certain adjustments, representing approximately 49.9% of the Company's outstanding common stock at the time of issuance on a post-exercise basis. The Platinum Warrant was subsequently transferred to K Equity, LLC ("K Equity"). The Platinum Warrant is exercisable at a purchase price of $1.05 per share. The Platinum Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of the Company's common stock above the exercise price of the Platinum Warrant, or by combination of the preceding alternatives.

        Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Platinum Warrant issued to K Financing under the Platinum Credit Facility (as defined below) does not meet the

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

definition of a derivative as it is indexed to the Company's own stock, as such; the Platinum Warrant is classified as a component of equity. The following table lists exercises of the Platinum Warrant:

Date	Portion of Platinum Warrant Sold	Increase in KEMET Shares Outstanding
December 20, 2010	10,893,608	10,000,000
May 31, 2011	7,524,995	7,000,000

        After the above exercises a remainder of 8,416,815 shares is subject to the Platinum Warrant.

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

        Assets measured at fair value on a recurring basis as of March 31, 2013 and 2012 are as follows (amounts in thousands):

			Fair Value Measurement Using					Fair Value Measurement Using
	Carrying Value March 31, 2013	Fair Value March 31, 2013				Carrying Value March 31, 2012	Fair Value March 31, 2012
			Level 1	Level 2(2)	Level 3			Level 1	Level 2(2)	Level 3
Assets:
Money markets(1)	$29,984	$29,984	$29,984	$—	$—	$26,215	$26,215	$26,215	$—	$—
Long-term debt	383,500	393,928	369,200	24,728	—	347,331	362,086	358,700	3,386	—

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

        The SFSD program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the local Company sales office. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between KEMET's list price and the lower authorized price for that specific transaction. The Company establishes reserves for its SFSD program based primarily on historical SFSD activity and on the actual inventory levels of certain distributor customers. The actual inventory levels at these distributors comprise approximately 86% of the total global distributor inventory related to customers who participate in the SFSD Program.

        Substantially all of the Company's distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, does not exceed 6% of their purchases from the previous fiscal quarter. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets. The Company also offers volume based rebates.

        The establishment of sales allowances is recognized as a component of the line item "Net sales" on the Consolidated Statements of Operations, while the associated reserves are included in the line item "Accounts receivable, net" on the Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company's estimates.

        The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company's liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of net sales for the fiscal years ended March 31, 2013, 2012 and 2011. The Company recognizes warranty costs when losses are both probable and reasonably estimable.

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

Shipping and Handling Costs

        The Company's shipping and handling costs are reflected in the line item "Cost of sales" on the Consolidated Statements of Operations. Shipping and handling costs were $21.1 million, $22.8 million, and $24.8 million in the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

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

Impact of Recently Issued Accounting Standards

        In September 2011, the FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment. ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 was effective for the Company on April 1, 2012 and did not have a material effect on the Company's financial position.

        In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. ASU 2011-12 defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of AOCI in both OCI and net income on the face of the financial statements. ASU 2011-12 requires companies to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclosed in the notes to the financial statements. ASU 2011-12 also defers the requirement to report reclassification adjustments in interim periods and requires companies to present only total comprehensive income in either a single continuous statement or two consecutive statements in interim periods. ASU 2011-05 and ASU 2011-12 was effective for the Company on April 1, 2012 and did not have a material effect on the Company's financial position.

        In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires registrants to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2013. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, the Company's financial position, results of operations or cash flows will not be impacted.

        There are currently no other accounting standards that have been issued that will have a significant impact on the Company's financial position, results of operations or cash flows upon adoption.

Note 2: Debt

        A summary of debt is as follows (amounts in thousands):

	March 31,
	2013	2012
10.5% Senior Notes, net of premium of $3,773 and discount of $3,539 as of March 31, 2013 and March 31, 2012, respectively	$358,773	$343,539
Advanced payment from OEM, net of discount of $1,056 as of March 31, 2013	22,944	—
Other	1,783	3,792

Total debt	383,500	347,331
Current maturities	(10,793)	(1,951)

Total long-term debt	$372,707	$345,380

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

        The line item "Interest expense" on the Consolidated Statements of Operations for the fiscal years 2013, 2012 and 2011, respectively, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Contractual interest expense	$37,193	$24,967	$25,245
Amortization of debt issuance costs	1,704	1,081	1,137
Amortization of debt (premium) discount	(183)	1,742	3,461
Imputed interest on acquisition related obligations	2,617	777	332

Total interest expense	$41,331	$28,567	$30,175

Advanced Payment from OEM

        On August 28, 2012, the Company entered into and amended an agreement (the "Agreement"), with an original equipment manufacturer (the "OEM") pursuant to which the OEM agreed to advance KEMET $24.0 million (the "Advance Payment"). The Agreement provides that on a monthly-basis starting eight months following the receipt of the Advance Payment, the Company will pay the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month. Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET's price within 110% of the third-party price. Thirty-two months after the date of the Advance Payment, the remaining outstanding balance, if any, is due in full. Pursuant to the terms of the Agreement, an irrevocable standby letter of credit in the amount of $16.0 million was delivered to the OEM on October 8, 2012 and on October 22, 2012 the Company received the Advance Payment from the OEM. The debt discount related to the Advance Payment as of March 31, 2013 was $1.1 million which will be amortized over the term of the Agreement.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

        In total, debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $6.7 million and $7.8 million as of March 31, 2013 and March 31, 2012, respectively; these costs will be amortized over the term of the 10.5% Senior Notes. The Company had interest payable related to the 10.5% Senior Notes included in the line item "Accrued expenses" on its Consolidated Balance Sheets of $15.6 million at March 31, 2013. The effective interest rate for the Senior Notes was 10.4% and 10.6% for the years ended March 31, 2013 and 2012, respectively.

Revolving Line of Credit

        On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50.0 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30.0 million and the total facility does not exceed $50.0 million. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. The Loan and Security Agreement expire on September 30, 2014.

        Borrowings under the U.S. and Singapore facilities are subject to a borrowing base. The borrowing base consists of:

  •
  in the case of the U.S. facility, (A) 85% of KEC's accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of $4.0 million and 40% of the net book value of inventory of KEC that satisfy certain eligibility criteria plus (C) the lesser of $6.0 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

  •
  in the case of the Singapore facility, (A) 85% of KEMET Singapore's accounts receivable that satisfy certain eligibility criteria less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Debt (Continued)

        Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $0.6 million and $0.9 million as of March 31, 2013 and March 31, 2012, respectively; these costs will be amortized over the term of the Loan and Security Agreement. As described above, a standby letter of credit for $16.0 million was delivered to the OEM on October 8, 2012 which reduced the Company's availability under the Loan and Security Agreement. There were no borrowings against the revolving line of credit as of March 31, 2013 and March 31, 2012.

        The following table highlights the Company's annual maturities of debt (amounts in thousands):

	Annual Maturities of Debt Fiscal Years Ended March 31,
	2014	2015	2016	2017	2018	Thereafter
10.5% Senior Notes	$—	$—	$—	$—	$—	$355,000
Advanced payment from OEM	10,000	12,000	2,000	—	—	—
Other	1,233	550	—	—	—	—

	$11,233	$12,550	$2,000	$—	$—	$355,000

Note 3: Restructuring

        In the second quarter of fiscal year 2010, the Company initiated the first phase of a plan to restructure the Film and Electrolytic Business Group ("Film and Electrolytic") and to reduce overhead within the Company as a whole. Since that time the restructuring plan has been expanded to all business groups and includes implementing programs to make the Company more competitive, removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.

        A summary of the expenses aggregated on the Consolidated Statements of Operations line item "Restructuring charges" in the fiscal years ended March 31, 2013, 2012 and 2011, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Manufacturing and sales office relocation costs	$2,349	$1,920	$5,974
Personnel reduction costs	16,370	12,334	1,197

Restructuring charges	$18,719	$14,254	$7,171

Fiscal Year Ended March 31, 2013

        Restructuring charges in the fiscal year ended March 31, 2013 include personnel reduction costs of $16.4 million and manufacturing relocation costs of $2.3 million. The personnel reduction costs are comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center; $2.9 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $1.5 million for reductions in production workforce in Mexico; $1.1 million for reductions in production workforce in Portugal; $0.5 million for headcount reductions at an innovation center; $2.7 million for reductions in administrative overhead primarily in the Corporate headquarters

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring (Continued)

and $4.9 million for reductions in production workforce and administrative overhead across the entire Company.

        In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.8 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy and $0.6 million in lease termination costs related to the closure of a sales office.

Fiscal Year Ended March 31, 2012

        In fiscal year 2012, personnel reduction costs of $12.3 million were primarily comprised of the following: termination benefits of $6.1 million related to facility closures in Italy that commenced during fiscal year 2013 and charges of $4.5 million were incurred by the Company to participate in a plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a certain period of time. The program is called Cassia Integrazione Guadagni Straordinaria ("CIGS"). The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work. These charges are a continuation of the Company's efforts to restructure its manufacturing operations within Europe, primarily within Film and Electrolytic. Construction has commenced on a new manufacturing facility in Pontecchio, Italy, that will allow for the closure and consolidation of multiple manufacturing operations located in Italy. In addition, the Company incurred $1.7 million in personnel reduction costs primarily due to headcount reductions within Tantalum's operations in Mexico. The Company also incurred manufacturing relocation costs of $1.9 million for the relocation of equipment to China and Mexico in fiscal year 2012.

Fiscal Year Ended March 31, 2011

        Restructuring charges in the fiscal year ended March 31, 2011 were primarily comprised of manufacturing relocation costs of $6.0 million for relocation of equipment from various plants to Mexico and China as well as relocation of the European distribution center. In addition, the Company incurred $1.2 million in personnel reduction costs related to the following: headcount reductions in Italy, $0.8 million; the closure of our Nantong, China plant expected to be completed in the third quarter of fiscal year 2013, $0.6 million; and $1.5 million related to the Company's initiative to reduce overhead within the Company as a whole and headcount reductions in Mexico. These personnel reduction charges were offset by a $1.7 million reversal of prior expenses primarily associated with the Cassia Integrazione Guadagni Straordinaria ("CIGS") plan (see above for a description of this program) as it was determined that only 107 employees participated in the program.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring (Continued)

        A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items "Accrued expenses" and "Other non-current obligations" on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Manufacturing and Sales Office Relocation Costs
Balance at March 31, 2010	$8,398	$—
Costs charged to expense	1,197	5,974
Costs paid or settled	(7,936)	(5,974)
Change in foreign exchange	168	—

Balance at March 31, 2011	1,827	—
Costs charged to expense	12,334	1,920
Costs paid or settled	(2,592)	(1,920)
Change in foreign exchange	(95)	—

Balance at March 31, 2012	11,474	—
Costs charged to expense	16,370	2,349
Costs paid or settled	(13,976)	(1,782)
Change in foreign exchange	(359)	—

Balance at March 31, 2013	$13,509	$567

Note 4: Impairment Charges

        During fiscal years 2013 and 2012, the Company incurred impairment charges totaling $7.3 million and $15.8 million, respectively.

        During fiscal year 2013, the Company incurred impairment charges totaling $3.1 million ($0.07 per basic and diluted share) related to the Tantalum Business Group ("Tantalum"). The Company is restructuring its Evora, Portugal manufacturing operations, which is expected to be completed during the quarter ending March 31, 2014. As a part of our ongoing commitment to expand our polymer capacity, the Company will be moving certain Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the equipment in Portugal will be disposed. The Company has used an income approach to estimate the fair value of the assets to be disposed. The impairment charge is recorded on the Consolidated Statements of Operations line item "Write down of long-lived assets" in fiscal year 2013.

        Also in fiscal year 2013, in connection with the consolidation of two manufacturing facilities within Italy, the Company incurred impairment charges totaling $4.2 million ($0.09 per basic and diluted share) related to the Film and Electrolytic Business Group ("Film and Electrolytic"). The Company obtained appraisals for each of these facilities indicating there was a decrease in the market price of the manufacturing facilities, and therefore, the carrying amounts for these manufacturing facilities were reviewed for recoverability. It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeded its fair value. The Company utilized the market approach to estimate fair value of the long-lived asset group. The

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Impairment Charges (Continued)

impairment charge is recorded on the Consolidated Statements of Operations line item "Write down of long-lived assets" in fiscal year 2013.

        In addition, in fiscal year 2013 the Company incurred a $0.3 million ($0.01 per basic and diluted share) charge related to the write-off of a trademark which is no longer utilized. This charge is recorded on the Consolidated Statements of Operations line item "Write down of long-lived assets" in fiscal year 2013.

        During fiscal year 2012, the Company incurred impairment charges totaling $15.8 million ($0.36 per basic share and $0.30 per diluted share) related to its Tantalum Business Group ("Tantalum"). Certain Tantalum equipment was disposed of since the equipment could not meet customer demands for lower Equivalent Series Resistance ("ESR") capacitors. The impairment amount of $15.8 million was the carrying amount of the equipment, less the scrap value net of disposal costs.

Note 5: Acquisitions

Fiscal Year 2012 Acquisitions

Cornell Dubilier Foil, LLC

        On June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC ("KEMET Foil")), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of aluminum electrolytic capacitors. The purchase price was $15.0 million plus a $0.5 million working capital adjustment, of which $11.6 million (net of cash received) was paid at closing and $1.0 million was paid on the first anniversary of the closing date and $1.0 million is to be paid on each of the next two anniversaries of the closing date. The Company recorded goodwill of $1.1 million and amortizable intangibles of $1.6 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) included the trained workforce. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. KEMET Foil is included within Film and Electrolytic.

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

        As discussed in Note 6, "Goodwill and Intangible Assets," the goodwill recorded for KEMET Foil was fully impaired in fiscal year 2013.

  Niotan Incorporated

        On February 21, 2012, KEMET acquired all of the outstanding shares of Niotan Incorporated, whose name was subsequently changed to KEMET Blue Powder Corporation ("Blue Powder"), a leading manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP. Blue Powder has its headquarters and principal operating location in Carson City, Nevada. KEMET paid an initial purchase price of $30.5 million (net of cash received) at the closing of the transaction. Additional deferred payments of $45 million are payable over a thirty-month period after the closing and a working capital adjustment of $0.4 million which was paid in April 2012. In fiscal year 2013 KEMET has made installment payments totaling $15.0 million. KEMET will also be required to make quarterly royalty payments for tantalum powder produced by Blue Powder, in an aggregate amount equal to $10.0 million by December 31, 2014. The Company determined that the royalty payments should be treated as part of the consideration for Blue Powder instead of a separate transaction because (i) it is paid to the selling shareholder who is not continuing with Blue Powder, (ii) it was based solely on the negotiation process and (iii) KEMET now owns the technology. The Company recorded goodwill of $35.6 million and amortizable intangibles of $22.4 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is not tax deductible) include market recognition of the world class quality of Blue Powder's tantalum powder, the Company's cost savings due to vertical integration and Blue Powder's ability to provide a constant and reliable supply of tantalum powder. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. Blue Powder is included within Tantalum.

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

        The following table presents the final allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in thousands):

Fair Value
Cash	$153
Accounts receivable	479
Inventories	7,305
Prepaid expenses	186
Property, plant and equipment	15,122
Goodwill	35,584
Intangible assets	22,420
Deferred income taxes	311
Other noncurrent assets	1,303
Current liabilities	(873)
Long-term liabilities	(18)

Total net assets acquired	$81,972

        The following table presents the amounts assigned to intangible assets (amounts in thousands except useful life data):

	Fair Value	Useful Life (years)
Developed technology	$22,300	18
Software	120	4

	$22,420

        The useful life for developed technology of 18 years is based on the history of the underlying chemical processes and an estimate of the future economic benefit. The Company also considered that the technology was developed approximately 4 years ago and considered functional obsolescence. The useful life for software is based upon its implementation in 2011 and taking into consideration functional obsolescence.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Goodwill and Intangible Assets

        The following table highlights the Company's intangible assets (amounts in thousands):

	March 31, 2013		March 31, 2012
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,207	$—	$7,644	$—
Amortized Intangibles:
Customer relationships, patents and other (3 - 18 years)	43,227	11,788	43,813	9,930

	$50,434	$11,788	$51,457	$9,930

        In fiscal year 2013 the Company incurred a $0.3 million charge related to the write-off of certain intangible assets which are no longer utilized. The impairment charge is recorded on the Consolidated Statements of Operations line item "Write down of long-lived assets" in fiscal year 2013.

        For fiscal years ended March 31, 2013, 2012 and 2011 amortization related to intangibles was $2.3 million, $2.0 million and $2.3 million, respectively. The weighted average useful life of amortized intangibles was 16 years in the fiscal years ended March 31, 2013 and 2012. Estimated amortization of intangible assets for the each of the next five fiscal years is $2.4 million and thereafter amortization will total $19.2 million.

        The Company's annual goodwill and other indefinite-lived intangible asset impairment test was assessed as of May 31st. Due to reduced earnings and cash flows caused by macro-economic factors and excess capacity issues in our industry, the Company revised its earnings forecast; as a result, recorded a $1.1 million goodwill impairment charge, which represented all of the goodwill related to the KEMET Foil Manufacturing, LLC ("KEMET Foil") reporting unit.

        During fiscal year 2013, the Company voluntarily changed the test date of its annual goodwill and other indefinite-lived intangible asset impairment test from May 31st to January 1st. The Company determined that this change is preferable under the circumstances as it (1) better aligns with the Company's annual financial planning and budgeting process, (2) provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment, as necessary, prior to filing of the Form 10-K and (3) the impairment testing will use financial information as of the beginning of a quarter, which will have been subject to the prior quarter's closing process. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

        The Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2013 and concluded that no impairment existed.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the years ended March 31, 2013 and 2012 are as follows (amounts in thousands):

	Fiscal Year 2013	Fiscal Year 2012
Gross balance at beginning of fiscal year	$36,676	$—
Acquisitions	—	36,676
Impairment charges	(1,092)	—

	$35,584	$36,676

Note 7: Investment in NEC TOKIN

        On March 12, 2012, KEMET Electronics Corporation ("KEC"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to acquire 51% of the common stock (which represents a 34% economic interest) of NEC TOKIN Corporation ("NEC TOKIN"), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the "Initial Purchase") from NEC Corporation ("NEC") of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the "Initial Closing"). The Company accounts for the equity investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.

        In connection with KEC's execution of the Stock Purchase Agreement, KEC entered into a Stockholders' Agreement (the "Stockholders' Agreement") with NEC TOKIN and NEC, which provides for restrictions on transfers of NEC TOKIN's capital stock, certain tag-along and first refusal rights on transfer, restrictions on NEC's ability to convert the preferred stock of NEC TOKIN held by it, certain management services to be provided to NEC TOKIN by KEC (or an affiliate of KEC) and certain board representation rights. KEC holds four of seven NEC TOKIN director positions. However, NEC has significant board rights.

        Concurrent with execution of the Stock Purchase Agreement and the Stockholders' Agreement, KEC entered into an Option Agreement (the "Option Agreement") with NEC whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN's common stock (the "First Call Option") by providing notice of the First Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, but not before August 1, 2014, KEC may also exercise an option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN's debt obligation to NEC (the "Second Call Option") by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC. However, NEC may only exercise this right (the "Put Option") from August 1, 2014 through April 1, 2016 if NEC TOKIN achieves certain financial performance measures. The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN's debt

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Investment in NEC TOKIN (Continued)

obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NEC TOKIN's debt obligation to NEC which KEC will assume. The determination of the purchase price will be modified in the event there is an unresolved agreement between NEC and us under the Stockholders' Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NEC TOKIN to NEC. The Company valued these options as a net call derivative of $0.5 million which is included in line item "Other Assets" on the Consolidated Balance Sheets.

        KEC's total investment in NEC TOKIN including the net call derivative described above on February 1, 2013 was $54.5 million which includes $50.0 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and other various services necessary to complete the transactions). The Company has made a preliminary allocation of the aggregate purchase price, which are based upon estimates that the Company believes are reasonable and are subject to revision as additional information becomes available.

        Summarized financial information for NEC TOKIN follows (in thousands):

March 31, 2013
Current assets	$220,652
Noncurrent assets	422,246
Current liabilities	121,238
Noncurrent liabilities	411,789

Two Months Ended March 31, 2013
Sales	$82,772
Gross profit	9,147
Net loss	(2,216)

        As of March 31, 2013, the excess of the carrying value for its investment in NEC TOKIN over KEMET's share of NEC TOKIN's equity of $15.4 million is accounted for in memo accounts. As of March 31, 2013, KEC's maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance.

Note 8: Asset Sales

        In the ordinary course of business, the Company may incur gains and losses due to the obsolescence and disposal of fixed assets. The net (gains)/losses incurred in the ordinary course of business totaled $18 thousand, $0.3 million and $0.3 million in fiscal years 2013, 2012 and 2011, respectively and are included in the line item "Net (gain) loss on sales and disposals of assets" in the Consolidated Statements of Operations.

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Segment and Geographic Information

        The Company is organized into three business groups: Tantalum, Ceramic, and Film and Electrolytic based primarily on product lines. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. In fiscal year 2013, the Company did not allocate indirect Selling, general and administrative ("SG&A") and Research and Development ("R&D") expenses to be consistent with its management reporting. Prior period information has been reclassified to conform to current year presentation. Substantially all research and development expenses are direct costs to the respective business group.

Tantalum

        Tantalum operates in eight manufacturing sites in Portugal, Mexico, China and the United States and produces tantalum and aluminum polymer capacitors which are sold globally and produces tantalum powder used in the production of tantalum capacitors. Tantalum shares with Ceramic the Company's product innovation center in the United States.

Ceramic

        Ceramic operates in two manufacturing locations in Mexico and produces ceramic capacitors which are sold globally. Ceramic shares with Tantalum the Company's product innovation center in the United States In addition, Ceramic maintains a design and manufacturing plant for electrical transformers, inductors, chokes and filters in the United States.

Film and Electrolytic

        Film and Electrolytic operates fourteen manufacturing sites throughout Europe, Asia, Mexico and the United States and produces film, paper, and electrolytic capacitors which are sold globally. Film and Electrolytic also operates a machinery division located in Italy that provides automation solutions for the manufacture, processing and assembly of metalized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices. In addition, this business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Segment and Geographic Information (Continued)

        The following tables summarize information about each segment's net sales, operating income (loss), depreciation and amortization, capitalized expenditures and total assets (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Net sales:
Tantalum	$412,791	$416,995	$486,595
Ceramic	209,514	213,767	210,509
Film and Electrolytic.	220,649	354,071	321,384

	$842,954	$984,833	$1,018,488

Operating income (loss)(1)(2)(3):
Tantalum	$41,573	$52,508	$134,363
Ceramic	53,149	59,261	61,732
Film and Electrolytic	(35,311)	22,065	29,702
Corporate	(98,693)	(96,033)	(96,536)

Consolidated operating income (loss)	$(39,282)	$37,801	$129,261

Depreciation and amortization:
Tantalum	$21,154	$21,537	$29,307
Ceramic	6,253	6,402	7,735
Film and Electrolytic	13,761	12,121	11,831
Corporate	4,391	4,064	4,059

	$45,559	$44,124	$52,932

Capital expenditures:
Tantalum	$13,669	$12,357	$8,962
Ceramic	3,169	6,682	4,764
Film and Electrolytic	23,970	21,539	16,445
Corporate	5,366	8,736	4,818

	$46,174	$49,314	$34,989

(1)
Restructuring charges included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Total restructuring:
Tantalum	$3,979	$950	$864
Ceramic	3,356	211	444
Film and Electrolytic.	9,621	13,093	5,863
Restructuring charges	1,763	—	—

	$18,719	$14,254	$7,171

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Segment and Geographic Information (Continued)

(2)
Impairment charges and write downs included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Impairment and write down of long-lived assets:
Tantalum	$3,348	$15,786	$—
Film and Electrolytic	5,326	—	—

	$8,674	$15,786	$—

(3)
(Gain) loss on sales and disposals of assets included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
(Gain) loss on sales and disposals of assets:
Tantalum	$(187)	$269	$25
Ceramic	26	69	(1,578)
Film and Electrolytic	179	(20)	292

	$18	$318	$(1,261)

	March 31,
	2013	2012
Total assets:
Tantalum	$404,333	$512,640
Ceramic	145,793	202,713
Film and Electrolytic.	361,465	265,509

	$911,591	$980,862

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Segment and Geographic Information (Continued)

        The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2013	2012	2011
United States	$230,917	$237,472	$240,775
Hong Kong	148,447	147,054	171,129
Germany	106,168	143,119	131,107
Europe(2)(3)	90,220	137,562	157,348
China	74,506	104,524	114,879
United Kingdom	34,188	39,512	34,321
Singapore	25,120	33,633	37,118
Italy	21,762	32,512	39,525
Asia Pacific(2)(3)	67,542	49,406	58,581
Netherlands	24,570	19,455	20,426
Other countries(2)	19,514	40,584	13,279

	$842,954	$984,833	$1,018,488

(1)
Revenues are attributed to countries or regions based on the location of the customer. The Company sold $127.7 million, $125.3 million and $133.3 million in fiscal years 2013, 2012 and 2011, respectively, to one customer, TTI, Inc. Tantalum sales to TTI, Inc. were $73.2 million, $68.0 million and $81.3 million in fiscal years 2013, 2012 and 2011, respectively. Ceramic sales to TTI, Inc. were $45.8 million, $44.3 million and $44.2 million in fiscal years 2013, 2012 and 2011, respectively. Film and Electrolytic sales to TTI, Inc. were $8.7 million, $13.0 million and $7.8 million in fiscal years 2013, 2012 and 2011, respectively.

(2)
No country included in this caption exceeded 2% of consolidated net sales for fiscal years 2013, 2012 and 2011.

(3)
Excluding the specific countries listed in this table.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Segment and Geographic Information (Continued)

        The following geographic information includes Property, plant and equipment, Goodwill, Intangible assets, net, based on physical location (amounts in thousands):

	March 31,
	2013	2012
United States	$136,794	$146,876
Mexico	69,870	65,255
Italy	56,899	58,976
China	33,873	40,415
Portugal	28,716	35,971
Macedonia	18,724	7,757
Indonesia	7,243	7,979
Finland	6,992	7,904
United Kingdom	5,246	7,393
Other	14,381	15,525

	$378,738	$394,051

Note 10: Pension and Other Post-retirement Benefit Plans

        The Company sponsors defined benefit pension plans which include seven in Europe, one in Singapore and two in Mexico. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans.

        In July 2012, Film and Electrolytic paid out retirement benefits which represented more than 20% of a plan's pension obligation. As a result, the Company recognized a settlement gain of $1.7 million. In the second half of fiscal year 2013, the Company recognized a curtailment loss of $2.0 million as a result of headcount reductions within a sales office, this curtailment was allocated equally to each business group.

        The Company has two post-retirement benefit plans: health care and life insurance benefits for certain retired United States employees who reached retirement age while working for the Company. The health care plan is contributory, with participants' contributions adjusted annually. The life

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

insurance plan is non-contributory. A summary of the changes in benefit obligations and plan assets is as follows (amounts in thousands):

	Pension		Other Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of the year	$47,892	$44,402	$1,057	$1,339
Service cost	1,583	1,310	—	—
Interest cost	1,903	2,111	27	44
Plan participants' contributions	73	84	503	517
Actuarial (gain) loss	4,108	2,852	(145)	(206)
Foreign currency exchange rate change	(1,391)	(1,352)	—	—
Gross benefits paid	(1,300)	(1,515)	(643)	(637)
Curtailments and settlements	(13,772)	—	—	—

Benefit obligation at end of year	$39,096	$47,892	$799	$1,057

Change in Plan Assets
Fair value of plan assets at beginning of year	$17,156	$15,919	$—	$—
Actual return on plan assets	1,097	719	—	—
Foreign currency exchange rate changes	(799)	48	—	—
Employer contributions	2,490	1,901	140	120
Settlements	(9,911)	—	—	—
Plan participants' contributions	73	84	503	517
Gross benefits paid	(1,300)	(1,515)	(643)	(637)

Fair value of plan assets at end of year	$8,806	$17,156	$—	$—

Funded status at end of year
Fair value of plan assets	$8,806	$17,156	$—	$—
Benefit obligations	(39,096)	(47,892)	(799)	(1,057)

Amount recognized at end of year	$(30,290)	$(30,736)	$(799)	$(1,057)

        The Company expects to contribute $1.5 million to the pension plans in fiscal year 2014, which includes direct contributions to be made for funded plans and benefit payments to be made for unfunded plans.

        The Company does not prefund its post-retirement health care and life insurance benefit plans. As a result, the Company is annually responsible for the payment of benefits as incurred by the plans. The Company anticipates making payments of $91 thousand during fiscal year 2014. Amounts recognized in the Consolidated Balance Sheets consist of the following (amounts in thousands):

	Pension		Other Benefits
	2013	2012	2013	2012
Current liability	$(644)	$(1,183)	$(90)	$(117)
Noncurrent liability	(29,646)	(29,553)	(709)	(940)

Amount recognized, end of year	$(30,290)	$(30,736)	$(799)	$(1,057)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

        Amounts recognized in Accumulated other comprehensive income (loss) consist of the following (amounts in thousands):

	Pension		Other Benefits
	2013	2012	2013	2012
Net actuarial loss (gain)	$9,742	$10,889	$(1,816)	$(1,993)
Prior service cost	32	137	—	—

Accumulated other comprehensive income	$9,774	$11,026	$(1,816)	$(1,993)

        The tax effect on the above balances was $2.1 million and $2.8 million as of March 31, 2013 and 2012, respectively.

        Components of benefit costs (credit) consist of the following (amounts in thousands):

	Pension			Other Benefits
	2013	2012	2011	2013	2012	2011
Net service cost	$1,583	$1,310	$1,060	$—	$—	$—
Interest cost	1,903	2,111	1,836	27	44	62
Expected return on plan assets	(656)	(712)	(677)	—	—	—
Amortization:
Actuarial (gain) loss	544	392	126	(322)	(323)	(306)
Prior service cost	20	25	22	—	—	—

Recurring activity	3,394	3,126	2,367	(295)	(279)	(244)
One time curtailment expense	266	—	291	—	—	—

Net periodic benefit cost (credit)	$3,660	$3,126	$2,658	$(295)	$(279)	$(244)

        The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2014 are actuarial losses of $34 thousand, and prior service costs of $3 thousand.

        The asset allocation for the Company's defined benefit pension plans at March 31, 2013 and the target allocation for 2013, by asset category, are as follows:

Asset Category	Target Allocation (%)	Plan Assets at March 31, 2013 (%)
Insurance(1)	10	7
International equities	30	33
International bonds	50	58
Other	10	2

	100	100

(1)
Comprised of assets held by the defined benefit pension plan in Germany.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

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

        Other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Pension			Other Benefits
	2013	2012	2011	2013	2012	2011
Current year actuarial (gain) loss	$3,669	$2,845	$2,918	$(145)	$(206)	$(7)
Foreign currency exchange rate changes	(238)	(218)	728	322	323	306
Amortization of actuarial gain (loss)	(4,582)	(392)	(649)	—	—	—
Current year prior service cost	—	—	270	—	—	—
Amortization of prior service cost	(101)	(25)	(292)	—	—	—

Total recognized in other comprehensive income	$(1,252)	$2,210	$2,975	$177	$117	$299

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,408	$5,336	$5,633	$(118)	$(162)	$55

        Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2014	2015	2016	2017	2018	2019 - 2023
Pension benefits	$1,444	$1,450	$1,546	$1,658	$1,683	$10,450
Other benefits	91	90	86	82	77	295

	$1,535	$1,540	$1,632	$1,740	$1,760	$10,745

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands except percentages):

	Pension		Other Benefits
	2013	2012	2013	2012
Projected benefit obligation:
Discount rate	4.5%	4.2%	2.8%	3.5%
Rate of compensation increase	3.5%	2.9%	—	—
Health care cost trend on covered charges	—	—	7.0% decreasing to ultimate trend of 5% in 2017	7.5% decreasing to ultimate trend of 5% in 2017
Net periodic benefit cost:
Discount rate	4.2%	5.0%	3.5%	4.4%
Rate of compensation increase	2.9%	2.9%	—	—
Expected return on plan assets	4.0%	4.4%	—	—
Health care cost trend on covered charges	—	—	7.5% decreasing to ultimate trend of 5% in 2017	7.5% decreasing to ultimate trend of 5% in 2016
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components			$—	$1
—On post-retirement benefits obligation			11	27
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components			—	(1)
—On post-retirement benefits obligation			(10)	(25)

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

        The following table sets forth by level, within the fair value hierarchy as described in Note 1, the pension plan's assets, required to be carried at fair value on a recurring basis as of March 31, 2013 and March 31, 2012 (amounts in thousands):

		Fair Value Measurement Using				Fair Value Measurement Using
	Fair Value March 31, 2013				Fair Value March 31, 2012
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—
Equity securities:
International equities	2,884	2,884	—	—	2,520	2,520	—	—
Fixed income securities:
International bonds	5,098	5,098	—	—	4,802	4,802	—	—
Insurance contracts	636	—	—	636	9,700	—	—	9,700
Other	188	188	—	—	134	134	—	—

	$8,806	$8,170	$—	$636	$17,156	$7,456	$—	$9,700

        The table below sets forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the fiscal year ended March 31, 2013 (amounts in thousands):

Balance at March 31, 2012	$9,700
Actual return on plan assets	132
Employer contributions	848
Settlements	(9,255)
Employee contributions	73
Benefits paid	(524)
Foreign currency exchange rate change	(338)

Balance at March 31, 2013	$636

        The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Gains net of the Company matches related to the deferred compensation plan were $141 thousand in fiscal year 2013, $26 thousand in fiscal year 2012, and $6 thousand in fiscal year 2011. Total benefits accrued under this plan were 1.9 million and $2.3 million at March 31, 2013 and March 31, 2012, respectively.

        In addition, the Company has a defined contribution retirement plan (the "Savings Plan") in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company matches contributions to the Savings Plan up to 6% of the employee's salary. The Company made matching contributions of $2.5 million, $2.2 million and $1.7 million in fiscal years 2013, 2012, and 2011, respectively.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation

        The Company's stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. The major components of stock-based compensation expense are as follows (amounts in thousands):

	Fiscal Year Ended March 31, 2013			Fiscal Year Ended March 31, 2012			Fiscal Year Ended March 31, 2011
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$710	$445	$356	$542	$81	$176	$216	$—	$—
Selling, general and administrative expenses	872	1,303	725	788	688	800	350	329	888
Research and development	58	—	130	—	—	—	—	—	—

	$1,640	$1,748	$1,211	$1,330	$769	$976	$566	$329	$888

Employee Stock Options

        At March 31, 2013, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the "Prior Plans") and the 2011 Omnibus Equity Incentive Plan (the "2011 Incentive Plan"). All of these plans were approved by the Company's stockholders. The 2011 Incentive Plan has authorized the grant of up to 4.8 million shares of the Company's common stock, which is comprised of 4.0 million shares under the new plan and 0.8 million shares which remained under the Prior Plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to three years and expire ten years from the grant date. Stock options granted to the Company's Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015. If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in the near future.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation (Continued)

        Employee stock option activity for fiscal year 2013 is as follows (amounts in thousands, except exercise price, fair value and contractual life):

	Options	Weighted- Average Exercise Price
Outstanding at March 31, 2012	1,769	$13.43
Granted	333	4.70
Exercised	(50)	2.18
Forfeited	(16)	9.07
Expired	(85)	23.76

Outstanding at March 31, 2013	1,951	11.84

Exercisable at March 31, 2013	1,260	$14.61
Remaining weighted average contractual life of options exercisable (years)		5.0
Remaining weighted average contractual life of options outstanding (years)		6.4

        At March 31, 2013 and 2012, the weighted average grant-date fair value of non-vested shares was $4.09 and $5.27, respectively. The weighted average grant-date fair value of shares granted, vested, and forfeited during fiscal year 2013 was $2.78, $5.32 and $5.69, respectively. The total estimated fair value of shares vested during fiscal years 2013, 2012 and 2011 was $1.7 million, $0.6 million and $0.2 million, respectively. The intrinsic value of stock options exercised in fiscal years 2013, 2012, and 2011 was $0.2 million, $1.0 million and $0.6 million, respectively.

        As of March 31, 2013, the intrinsic value related to options outstanding was $1.8 million. The intrinsic value of options currently exercisable was $1.2 million. Total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options was $1.4 million as of March 31, 2013. This cost is expected to be recognized over a weighted-average period of 1.4 years. At March 31, 2013 and 2012, respectively, the weighted average exercise price of stock options expected to vest was $6.81 and $9.07, respectively. The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used in the Black-Scholes valuation model to value stock option grants:

	Fiscal Years Ended March 31,
	2013	2012	2011
Assumptions:
Expected volatility	70.9%	83.2%	85.9%
Risk-free interest rate	0.5%	0.7%	1.0%
Expected option lives in years	4.0	4.1	4.1
Dividend yield	—	—	—

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation (Continued)

        The expected volatility is based on a historical volatility calculation of the Company's stock price. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term. The expected term is based on the Company's historical option term which considers the weighted-average vesting, contractual term and vesting schedule. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. The Company's estimate of expected forfeitures is based on the Company's actual historical annual forfeiture rate of 1.3%. The estimated forfeiture rate, which is evaluated each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances. The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends.

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

Restricted Stock

        Restricted stock activity for fiscal year 2013 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2012	463	$8.25
Granted	109	4.72
Vested	(116)	8.98
Forfeited	(15)	9.19

Non-vested restricted stock at March 31, 2013	441	7.15

        The Company grants shares of restricted stock to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. In fiscal year 2013, restricted stock granted to the Board of Directors vests in one year, and restricted stock granted to certain executives vests 50% in two years and 50% in 3 years. In fiscal year 2012, restricted stock granted to the Board of Directors vests in nine months, restricted stock granted to the Chief Executive Officer vests on June 30, 2017 and restricted stock granted to certain executives vests 25% per year over four years. The contractual term

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation (Continued)

on restricted stock is indefinite. Once vested, restricted shares cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors, as applicable, resigns from his or her position, or until the individual achieves the targeted ownership under the Company's stock ownership guidelines, and only to the extent that such ownership exceeds the target. Once vested, restricted shares cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors, as applicable, resigns from his or her position, or until the individual achieves the targeted ownership under the Company's stock ownership guidelines, and only to the extent that such ownership exceeds the target. As of March 31, 2013 and 2012, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $1.8 million and $3.2 million, respectively. The expense is being recognized over the respective vesting periods.

Long-term Incentive Plans ("LTIP")

        Historically the Board of Directors of the Company has approved annual Long Term Incentive Plans which cover two year periods. The Plans are primarily based upon the achievement of an Adjusted EBITDA target for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted shares of the Company's common stock, or a combination of both. The 2013/2014 LTIP also awarded restricted stock shares which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item "Accrued expenses" on the Consolidated Balance Sheets and any restricted stock commitment is reflected in the line item "Additional paid-in capital" on the Consolidated Balance Sheets.

        In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for fiscal years 2013, 2012 and 2011.

Note 12: Income Taxes

        The components of Income (loss) before income taxes and equity loss from NEC TOKIN consists of (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Domestic (U.S.)	$(90,028)	$(6,568)	$27,473
Foreign (Outside U.S.)	12,418	15,012	38,275

	$(77,610)	$8,444	$65,748

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Income Taxes (Continued)

        The provision (benefit) for Income tax expense is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Current:
Federal	$—	$(938)	$—
State and local	37	49	58
Foreign	3,598	7,195	6,049

	3,635	6,306	6,107

Deferred:
Federal	(65)	11	21
State and local	700	(394)	99
Foreign	(952)	(4,171)	(3,523)

	(317)	(4,554)	(3,403)

Income tax expense	$3,318	$1,752	$2,704

        A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years Ended March 31,
	2013 (%)	2012 (%)	2011 (%)
Statutory U.S. federal income tax rate	35.0	35.0	35.0
Change in U.S. valuation allowance	(35.5)	13.2	(22.9)
Taxable foreign source income	(4.6)	4.6	6.8
State income taxes, net of federal taxes	(1.0)	4.9	0.2
Other non-deductible expenses	(0.4)	3.5	1.5
Income tax settlements	—	(14.1)	—
Change in foreign operations valuation allowance	5.9	(112.2)	(20.8)
Other effect of foreign operations	(3.7)	85.8	4.3

Effective income tax rate	(4.3)	20.7	4.1

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$154,841	$135,458
Sales allowances and inventory reserves	14,683	12,937
Tax credits	11,664	11,763
Medical and employee benefits	7,868	8,960
Stock options	3,416	3,574
Other	4,615	8,259

Total deferred tax assets before valuation allowance	197,087	180,951
Less valuation allowance	(169,270)	(149,306)

Total deferred tax assets	27,817	31,645

Deferred tax liabilities:
Depreciation and differences in basis	(14,629)	(14,598)
Amortization of intangibles and debt discounts	(6,978)	(9,394)
Non-amortized intangibles	(2,542)	(2,591)
Other	(72)	(949)

Total deferred tax liabilities	(24,221)	(27,532)

Net deferred tax asset	$3,596	$4,113

        The following table presents the annual activities included in the deferred tax valuation allowance:

Valuation Allowance for Deferred Tax Assets
Balance at March 31, 2010	$162,217
Benefit to costs and expenses	(11,623)
Deductions	(7,378)

Balance at March 31, 2011	143,216
Benefit to costs and expenses	10,206
Deductions	(4,116)

Balance at March 31, 2012	149,306
Benefit to costs and expenses	23,977
Deductions	(4,013)

Balance at March 31, 2013	$169,270

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Income Taxes (Continued)

        In fiscal year 2013, the valuation allowance increased $20.0 million primarily as a result of the increase in federal net operating loss carryforwards offset by a decrease in net operating loss carryforwards in certain foreign jurisdictions. In fiscal year 2012, the valuation allowance increased $6.1 million primarily as a result of the increase in federal net operating loss carryforwards offset by a decrease in net operating loss carryforwards in certain foreign jurisdictions. In fiscal year 2011, the valuation allowance decreased $19.0 million primarily as a result of the decrease in net operating loss carryforwards in the U.S. and in certain foreign jurisdictions. Deductions in fiscal years 2012 and 2011 resulted from expiring net operating loss carryforwards and expiring tax credits in certain foreign jurisdictions.

        The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Balance at March 31, 2012	$4,113
Deferred income taxes related to operations	317
Deferred income taxes related to purchased subsidiary	—
Deferred income taxes related to other comprehensive income	(396)
Foreign currency translation	(438)

Balance at March 31, 2013	$3,596

        As of March 31, 2013 and 2012, the Company's gross deferred tax assets are reduced by a valuation allowance of $169.3 million and $149.3 million, respectively. A full valuation allowance on U.S. deferred tax assets was determined to be necessary based on the existence of significant negative evidence such as a cumulative three-year loss of the U.S. consolidated group.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2013. However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        As of March 31, 2013, the Company had U.S. federal net operating loss carryforwards of $352.7 million. These U.S. federal net operating losses were incurred from 2004 through 2013 and are available to offset future federal taxable income through 2033. The Company had state net operating losses of $429.5 million, of which $6.5 million will expire in one year if unused. These state net operating losses are available to offset future state taxable income, if any, through 2033. Foreign subsidiaries, primarily in Finland, Italy, Portugal and Sweden had net operating loss carryforwards totaling $81.3 million of which $5.9 million will expire in one year if unused. The net operating losses in Portugal and Finland are available to offset future taxable income through 2018 and 2019, respectively. The net operating losses in Italy and Sweden are available indefinitely to offset future

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Income Taxes (Continued)

taxable income. For the U.S. there is a greater likelihood of not realizing the future tax benefits of these deferred tax assets; and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. For the foreign jurisdictions with net operating loss carryforwards, a valuation allowance has been recorded where the Company does not expect to fully realize the deferred tax assets in the future.

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

        At March 31, 2013, the U.S. consolidated group of companies had the following tax credit carryforwards available (amounts in thousands):

	Tax Credits ($)	Fiscal Year of Expiration
U.S. foreign tax credits	8,012	2017
U.S. research credits	172	2018
Texas franchise tax credits	3,480	2026

        The Company conducts business in China through a subsidiary that qualified for a tax holiday. The tax holiday terminated on January 1, 2013. For calendar years 2012 and 2011 the statutory tax rate of 25% was reduced to 12.5%. For the fiscal year ended March 31, 2013, the Company realized an income tax benefit of $0.3 million from the tax holiday.

        At March 31, 2013, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. The Company has $60.3 million of unremitted foreign earnings. There are no current plans to repatriate foreign earnings and no deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Income Taxes (Continued)

        At March 31, 2013, the Company had $5.4 million of unrecognized tax benefits. A reconciliation of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Beginning of fiscal year	$6,321	$5,156	$5,010
Additions for tax positions of the current year	35	433	247
Additions for tax positions of prior years	37	820	29
Reductions for tax positions of prior years	(640)	(39)	—
Lapse in statute of limitations	(358)	—	(130)
Settlements	—	(49)	—

End of fiscal year	$5,395	$6,321	$5,156

        At March 31, 2013, $0.5 million of the $5.4 million of unrecognized income tax benefits would affect the Company's effective income tax rate, if recognized. It is reasonably possible that the total unrecognized tax benefit could decrease by $0.4 million in fiscal year 2014 related to uncertain tax positions in certain U.S. state and foreign jurisdictions which may settle or close.

        The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. The U.S. Internal Revenue Service concluded its examinations of the Company's U.S. federal tax returns for all tax years through 2003. Because of net operating losses, the Company's U.S. federal returns for 2003 and later years will remain subject to examination until the losses are utilized. For our more significant foreign locations, we are subject to income tax examinations for the years 2007 and forward in Mexico 2009 and forward in China, Italy and Portugal. The Company recognizes potential accrued interest and penalties related to unrecognized income tax benefits within its global operations in income tax expense. The Company had $0.3 million and $0.4 million of accrued interest and penalties respectively at March 31, 2013 and March 31, 2012, which is included as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Note 13: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands)

	March 31,
	2013	2012
Accounts receivable:
Trade	$115,082	$122,413
Allowance for doubtful accounts	(1,255)	(1,685)
Ship-from-stock and debit	(14,116)	(11,988)
Returns	(1,421)	(1,662)
Rebates	(1,071)	(1,113)
Price protection	(376)	(520)
Other	(279)	(495)

	$96,564	$104,950

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

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

Balance at March 31, 2010	$13,825
Charged to operations	69,086
Write-offs	(65,576)

Balance at March 31, 2011	17,335
Charged to operations	71,462
Write-offs	(71,237)
Other	(97)

Balance at March 31, 2012	17,463
Charged to operations	82,738
Write-offs	(81,621)
Other	(62)

Balance at March 31, 2013	$18,518

	March 31,
	2013	2012
Inventories:
Raw materials and supplies	$84,852	$86,845
Work in process	70,522	72,411
Finished goods	68,705	70,122

	224,079	229,378
Inventory reserves	(18,464)	(17,144)

	$205,615	$212,234

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

        The following table presents the annual activities included in the inventory reserves:

Balance at March 31, 2010	$19,918
Costs charged to expense	9,300
Write-offs	(14,452)
Other	698

Balance at March 31, 2011	15,464
Costs charged to expense	9,941
Write-offs	(8,253)
Other	(8)

Balance at March 31, 2012	17,144
Costs charged to expense	3,145
Write-offs	(1,488)
Other	(337)

Balance at March 31, 2013	$18,464

		March 31,
	Useful life (years)
		2013	2012
Property, plant and equipment:
Land and land improvements	20	$25,824	$29,085
Buildings	20 - 40	145,977	136,647
Machinery and equipment	10	809,884	813,407
Furniture and fixtures	4 - 10	62,072	59,645
Construction in progress		32,149	38,586

Total property and equipment		1,075,906	1,077,370
Accumulated depreciation		(771,398)	(761,522)

		$304,508	$315,848

	March 31,
	2013	2012
Accrued expenses:
Salaries, wages, and related employee costs	$21,091	$25,862
Deferred acquisition payments	22,135	15,622
Vacation	13,175	14,393
Interest	15,628	14,843
Restructuring	13,304	3,907
Other	10,611	14,452

	$95,944	$89,079

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

	March 31,
	2013	2012
Other non-current obligations:
Deferred acquisition payments	$17,585	$37,817
Pension plans	30,355	29,553
Employee separation liability	16,914	17,877
Deferred construction expense	2,476	2,787
Restructuring	205	7,567
Other	4,411	5,628

	$71,946	$101,229

	Fiscal Years Ended March 31,
	2013	2012	2011
Other (income) expense, net:
Net foreign exchange (gains) losses	$(28)	$919	$(2,888)
Miscellaneous non-product income	(1,034)	—	—
Gain on licensing of patents	—	—	(2,000)
Other	(1,802)	46	196

	$(2,864)	$965	$(4,692)

Note 14: Income/Loss Per Share

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

	Fiscal Years Ended March 31,
	2013	2012	2011
Net income (loss)	$(82,182)	$6,692	$63,044
Weighted-average common shares outstanding:
Basic	44,897	43,285	29,847
Assumed conversion of employee stock options	—	281	312
Assumed conversion of Platinum Warrant	—	8,754	21,318

Weighted-average shares outstanding (diluted)	44,897	52,320	51,477

Basic income (loss) per share	$(1.83)	$0.15	$2.11
Diluted income (loss) per share	$(1.83)	$0.13	$1.22

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Income/Loss Per Share (Continued)

        Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Assumed conversion of employee stock options	1,996	860	815
Assumed conversion of Platinum Warrant	6,836	—	—

Note 15: Common Stock

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

Note 16: Commitments and Contingencies

        The Company's leases are primarily for distribution facilities or sales offices that expire principally between 2014 and 2023. A number of leases require the Company to pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were $10.1 million, $9.8 million and $10.0 million in fiscal years 2013, 2012, and 2011, respectively.

        Future minimum lease payments over the next five fiscal years and thereafter under non-cancelable operating leases at March 31, 2013, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2015	2016	2017	2018	Thereafter
Minimum lease payments	$8,663	$5,658	$2,870	$1,265	$967	$1,733
Sublease rental income	(251)	(252)	(21)	—	—	—

Net minimum lease payments	$8,412	$5,406	$2,849	$1,265	$967	$1,733

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

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Quarterly Results of Operations (Unaudited)

        The following table sets forth certain quarterly information for fiscal years 2013 and 2012. This information, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein (amounts in thousands except per share data):

	Fiscal Year 2013 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$223,632	$215,991	$200,297	$203,034
Operating loss(1)	(4,045)	(14,020)	(5,290)	(15,927)
Net income (loss)	(17,753)	(24,921)	(14,257)	(25,251)
Net income (loss) per share (basic)	$(0.40)	$(0.55)	$(0.32)	$(0.56)
Net income (loss) per share (diluted)	$(0.40)	$(0.55)	$(0.32)	$(0.56)

	Fiscal Year 2012 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$289,856	$265,514	$218,795	$210,668
Operating income (loss)(1)	40,842	24,913	(17,962)	(9,992)
Net income (loss)	31,849	14,318	(27,771)	(11,704)
Net income (loss) per share (basic)	$0.81	$0.32	$(0.62)	$(0.26)
Net income (loss) per share (diluted)	$0.61	$0.27	$(0.62)	$(0.26)

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

Note 18: Condensed Consolidating Financial Statements

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

        In fiscal year 2012, the Company incorrectly reflected transactions between the Parent and the Guarantor Subsidiaries in the Condensed Consolidating Financial Statements which did not impact the consolidated results. As of March 31, 2012, this resulted in an understatement of the Guarantor

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Condensed Consolidating Financial Statements (Continued)

Subsidiaries' retained earnings, intercompany receivables and net income by $27.8 million. Management concluded that the correction of prior periods is immaterial; accordingly, previous filings have not been revised. However, during the current period, the Company has corrected its disclosure of the Condensed Consolidating Balance Sheet as of March 31, 2012 and the Condensed Consolidating Statement of Operations as of March 31, 2012.

        Condensed consolidating financial statements for the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,202	$52,056	$26,720	$—	$95,978
Accounts receivable, net	—	42,051	54,513	—	96,564
Intercompany receivable	287,513	251,524	150,376	(689,413)	—
Inventories, net	—	126,286	79,329	—	205,615
Prepaid expenses and other	3,186	13,564	27,303	(2,952)	41,101
Deferred income taxes	—	578	3,589	—	4,167

Total current assets	307,901	486,059	341,830	(692,365)	443,425
Property and equipment, net	361	111,584	192,563	—	304,508
Investments in NEC TOKIN	—	52,738	—	—	52,738
Investments in subsidiaries	423,695	424,386	10,750	(858,831)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	29,763	8,883	—	38,646
Restricted cash	—	17,397	—	—	17,397
Deferred income taxes	—	1,500	6,494	—	7,994
Other assets	6,741	3,173	1,385	—	11,299
Long-term intercompany receivable	75,919	56,338	2,800	(135,057)	—

Total assets	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,561	$16	$1,216	$—	$10,793
Accounts payable, trade	61	37,444	36,164	—	73,669
Intercompany payable	100,947	481,707	106,759	(689,413)	—
Accrued expenses	37,490	19,615	38,839	—	95,944
Income taxes payable	—	3,046	980	(2,952)	1,074

Total current liabilities	148,059	541,828	183,958	(692,365)	181,480
Long-term debt, less current portion	372,157	—	550	—	372,707
Other non-current obligations	17,485	3,899	50,562	—	71,946
Deferred income taxes	—	2,808	5,734	—	8,542
Long-term intercompany payable	—	75,919	59,138	(135,057)	—
Stockholders' equity	276,916	594,068	264,763	(858,831)	276,916

Total liabilities and stockholders' equity	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,933	$178,205	$24,383	$—	$210,521
Accounts receivable, net	—	42,706	62,244	—	104,950
Intercompany receivable	251,970	55,863	171,921	(479,754)	—
Inventories, net	—	121,611	90,623	—	212,234
Prepaid expenses and other	3,084	13,537	18,416	(2,778)	32,259
Deferred income taxes	—	192	4,028	—	4,220

Total current assets	262,987	412,114	371,615	(482,532)	564,184
Property and equipment, net	20	114,615	201,213	—	315,848
Investment in subsidiaries	454,517	435,970	(4,622)	(885,865)	—
Goodwill	—	36,676	—	—	36,676
Intangible assets, net	—	31,630	9,897	—	41,527
Restricted cash	—	2,204	—	—	2,204
Deferred income taxes	—	2,200	5,260		7,460
Other assets	7,796	3,956	1,211	—	12,963
Long-term intercompany receivable	79,185	62,235	1,065	(142,485)	—

Total assets	$804,505	$1,101,600	$585,639	$(1,510,882)	$980,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$25	$1,926	$—	$1,951
Accounts payable, trade	460	35,206	39,490	(752)	74,404
Intercompany payable	34,830	315,906	122,799	(473,535)	—
Accrued expenses	30,747	23,007	35,325	—	89,079
Income taxes payable	—	3,031	2,003	(2,778)	2,256

Total current liabilities	66,037	377,175	201,543	(477,065)	167,690
Long-term debt, less current portion	343,539	—	1,841	—	345,380
Other non-current obligations	35,933	5,400	59,896	—	101,229
Deferred income taxes	—	2,472	5,095	—	7,567
Long-term intercompany payable	—	79,185	63,300	(142,485)	—
Stockholders' equity	358,996	637,368	253,964	(891,332)	358,996

Total liabilities and stockholders' equity	$804,505	$1,101,600	$585,639	$(1,510,882)	$980,862

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$905,755	$862,989	$(925,790)	$842,954
Operating costs and expenses:
Cost of sales	2,003	823,170	774,065	(882,880)	716,358
Selling, general and administrative expenses	30,838	68,711	53,835	(42,910)	110,474
Research and development	190	20,028	7,775	—	27,993
Restructuring charges	—	7,266	11,453	—	18,719
Write down of long-lived assets	—	438	7,144	—	7,582
Goodwill impairment	—	1,092	—	—	1,092
Net (gain) loss on sales and disposals of assets	3	98	(83)	—	18

Total operating costs and expenses	33,034	920,803	854,189	(925,790)	882,236

Operating income (loss)	(33,034)	(15,048)	8,800	—	(39,282)
Interest income	(24)	(43)	(72)	—	(139)
Interest expense	40,651	972	(292)	—	41,331
Gain on early extinguishment of debt	—	—	—	—	—
Increase in value of warrant	—	—	—	—	—
Other (income) expense, net	(27,233)	27,623	(3,254)	—	(2,864)
Equity in earnings of subsidiaries	35,754	—	—	(35,754)	—

Income (loss) before income taxes and equity loss from NEC TOKIN	(82,182)	(43,600)	12,418	35,754	(77,610)
Income tax expense	—	636	2,682	—	3,318

Income (loss) before equity loss from NEC TOKIN	(82,182)	(44,236)	9,736	35,754	(80,928)
Equity loss from NEC TOKIN	—	(1,254)	—	—	(1,254)

Net income (loss)	$(82,182)	$(45,490)	$9,736	$35,754	$(82,182)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2013

Comprehensive income (loss)	$(85,449)	$(43,519)	$6,706	$35,754	$(86,508)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$938,525	$944,166	$(897,858)	$984,833
Operating costs and expenses:
Cost of sales	799	799,659	848,822	(873,610)	775,670
Selling, general and administrative expenses	30,741	60,872	44,813	(24,862)	111,564
Research and development	—	21,283	8,157	—	29,440
Restructuring charges	—	2,255	11,999	—	14,254
Net (gain) loss on sales and disposals of assets	—	384	(66)	—	318
Write down of long-lived assets	—	—	15,786	—	15,786

Total operating costs and expenses	31,540	884,453	929,511	(898,472)	947,032

Operating income (loss)	(31,540)	54,072	14,655	614	37,801
Interest income	(12)	(58)	(105)	—	(175)
Interest expense	27,375	459	733	—	28,567
Other (income) expense, net	(29,947)	32,127	(986)	(229)	965
Equity in earnings of subsidiaries	(34,456)	—	—	34,456	—

Income (loss) before income taxes	5,500	21,544	15,013	(33,613)	8,444
Income tax expense (benefit)	(1,192)	(80)	3,024	—	1,752

Net income (loss)	$6,692	$21,624	$11,989	$(33,613)	$6,692

Condensed Consolidating Statements of Comprehensive Loss
Fiscal Year Ended March 31, 2012

Comprehensive loss	$1,646	$20,641	$7,483	$(33,613)	$(3,843)

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$948,292	$983,594	$(913,398)	$1,018,488
Operating costs and expenses:
Cost of sales	—	738,855	889,886	(875,895)	752,846
Selling, general and administrative expenses	36,607	64,521	38,978	(35,499)	104,607
Research and development	—	19,148	6,961	(245)	25,864
Restructuring charges	—	4,378	2,793	—	7,171
Net (gain) loss on sales and disposals of assets	—	(1,705)	444	—	(1,261)

Total operating costs and expenses	36,607	825,197	939,062	(911,639)	889,227

Operating income (loss)	(36,607)	123,095	44,532	(1,759)	129,261
Interest income	(20)	(110)	(88)	—	(218)
Interest expense	28,399	260	1,516	—	30,175
Loss on early extinguishment of debt	38,248	—	—	—	38,248
Other (income) expense, net	(30,751)	25,631	331	97	(4,692)
Equity in earnings of subsidiaries	(135,521)	—	—	135,521	—

Income before income taxes	63,038	97,314	42,773	(137,377)	65,748
Income tax expense (benefit)	(6)	9	2,701	—	2,704

Net income	$63,044	$97,305	$40,072	$(137,377)	$63,044

Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2011

Comprehensive income (loss)	$74,309	$92,060	$44,617	$(137,377)	$73,609

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(14,492)	$(43,099)	$34,764	$—	$(22,827)

Investing activities:
Capital expenditures	—	(15,841)	(30,333)	—	(46,174)
Investment in NEC TOKIN	—	(50,917)	—	—	(50,917)
Change in restricted cash	—	(15,284)	—	—	(15,284)
Proceeds from sale of assets	—	—	398	—	398

Net cash used in investing activities	—	(82,042)	(29,935)	—	(111,977)

Financing activities:
Proceeds from issuance of debt	39,825	—	—	—	39,825
Deferred acquisition payments	(15,900)	(1,000)	—	—	(16,900)
Payments of long-term debt	—	(8)	(1,901)	—	(1,909)
Permanent intercompany financing	—	—	—	—	—
Debt issuance costs	(275)	—	—	—	(275)
Proceeds from exercise of stock options	111	—	—	—	111
Dividends received (paid)	—	—	—	—	—

Net cash provided by (used in) financing activities	23,761	(1,008)	(1,901)	—	20,852

Net increase (decrease) in cash and cash equivalents	9,269	(126,149)	2,928	—	(113,952)
Effect of foreign currency fluctuations on cash	—	—	(591)	—	(591)
Cash and cash equivalents at beginning of fiscal year	7,933	178,205	24,383	—	210,521

Cash and cash equivalents at end of fiscal year	$17,202	$52,056	$26,720	$—	$95,978

KEMET CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Condensed Consolidating Financial Statements (Continued)

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

Note 18: Condensed Consolidating Financial Statements (Continued)

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

Note 19: Subsequent Events

        On May 6, 2013, the Company expanded the global restructuring plan to include additional headcount reductions which will affect approximately 202 employees. The Company has recorded a charge to earnings related to severance expenses of $1.8 million in fiscal year 2013 as a result of this action. The Company expects to incur an additional charge of $2.6 million in the upcoming quarter ending June 30, 2013. The expected total cash expenditures are estimated to be $4.4 million for the termination benefits related to the actions described above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)
Date: June 6, 2013	/s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 6, 2013	/s/ PER-OLOF LÖÖF Per-Olof Lööf Chief Executive Officer and Director (Principal Executive Officer)
Date: June 6, 2013	/s/ WILLIAM M. LOWE, JR. William M. Lowe, Jr. Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: June 6, 2013	/s/ FRANK G. BRANDENBERG Frank G. Brandenberg Chairman and Director
Date: June 6, 2013	/s/ DR. WILFRIED BACKES Dr. Wilfried Backes Director
Date: June 6, 2013	/s/ GURMINDER S. BEDI Gurminder S. Bedi Director
Date: June 6, 2013	/s/ JOSEPH V. BORRUSO Joseph V. Borruso Director

Date: June 6, 2013	/s/ JACOB KOZUBEI Jacob Kozubei Director
Date: June 6, 2013	/s/ E. ERWIN MADDREY, II E. Erwin Maddrey, II Director
Date: June 6, 2013	/s/ ROBERT G. PAUL Robert G. Paul Director
Date: June 6, 2013	/s/ JOSEPH D. SWANN Joseph D. Swann Director