Form 10-Q
period 2013-06-30
KEMET CORP
filed 2013-08-02
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 29, 2013 was 45,088,744.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,155	$95,978
Accounts receivable, net	101,254	96,564
Inventories, net	217,543	205,615
Prepaid expenses and other	39,377	41,101
Deferred income taxes	4,250	4,167
Total current assets	415,579	443,425
Property and equipment, net of accumulated depreciation of $785,335 and $771,398 as of June 30, 2013 and March 31, 2013, respectively	309,877	304,508
Goodwill	35,584	35,584
Intangible assets, net	38,310	38,646
Investment in NEC TOKIN	48,709	52,738
Restricted cash	15,851	17,397
Deferred income taxes	8,321	7,994
Other assets	8,939	11,299
Total assets	$881,170	$911,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,648	$10,793
Accounts payable	89,854	73,669
Accrued expenses	83,313	95,944
Income taxes payable and deferred income taxes	2,063	1,074
Total current liabilities	182,878	181,480
Long-term debt, less current portion	375,645	372,707
Other non-current obligations	69,584	71,946
Deferred income taxes	8,694	8,542

Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at June 30, 2013 and March 31, 2013	465	465
Additional paid-in capital	465,766	467,096
Retained deficit	(198,374)	(163,235)
Accumulated other comprehensive income	9,420	7,694
Treasury stock, at cost (1,431 and 1,519 shares at June 30, 2013 and March 31, 2013, respectively)	(32,908)	(35,104)
Total stockholders’ equity	244,369	276,916

Total liabilities and stockholders’ equity	$881,170	$911,591

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,
	2013	2012
Net sales	$202,723	$223,632

Operating costs and expenses:
Cost of sales	185,189	191,321
Selling, general and administrative expenses	26,502	27,255
Research and development	6,380	7,733
Restructuring charges	4,610	1,264
Net loss on sales and disposals of assets	—	104
Total operating costs and expenses	222,681	227,677

Operating loss	(19,958)	(4,045)

Other (income) expense:
Interest income	(164)	(31)
Interest expense	10,034	10,457
Other expense, net	354	1,511
Loss before income taxes and equity loss from NEC TOKIN	(30,182)	(15,982)
Income tax expense	1,580	1,771
Loss before equity loss from NEC TOKIN	(31,762)	(17,753)
Equity loss from NEC TOKIN	(3,377)	—
Net loss	$(35,139)	$(17,753)

Net loss per share:
Basic	$(0.78)	$(0.40)
Diluted	$(0.78)	$(0.40)

Weighted-average shares outstanding:
Basic	45,022	44,808
Diluted	45,022	44,808

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands)

(Unaudited)

	Quarters Ended June 30,
	2013	2012
Net loss	$(35,139)	$(17,753)

Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,272	(7,966)
Defined benefit pension plans, net of tax impact	175	102
Post-retirement plan adjustments	(70)	71
Equity interest in investee’s other comprehensive income	(651)	—
Other comprehensive income (loss)	1,726	(7,793)

Total comprehensive loss	$(33,413)	$(25,546)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Quarters Ended June 30,
	2013	2012
Net loss	$(35,139)	$(17,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,731	11,656
Amortization of debt discount and debt issuance costs	1,014	971
Equity loss from NEC TOKIN	3,377	—
Net loss on sales and disposals of assets	—	104
Stock-based compensation expense	968	1,264
Long-term receivable write down	1,444	—
Change in deferred income taxes	(241)	122
Change in operating assets	(14,385)	(12,029)
Change in operating liabilities	1,706	(5,490)
Other	(106)	(52)
Net cash used in operating activities	(27,631)	(21,207)

Investing activities:
Capital expenditures	(15,481)	(13,101)
Change in restricted cash	1,591	—
Net cash used in investing activities	(13,890)	(13,101)

Financing activities:
Proceeds from issuance of debt	—	15,825
Deferred acquisition payments	(1,204)	(1,439)
Payments of long-term debt	(306)	(1,576)
Proceeds from exercise of stock options	19	41
Debt issuance costs	—	(275)
Net cash provided by (used in) financing activities	(1,491)	12,576
Net decrease in cash and cash equivalents	(43,012)	(21,732)
Effect of foreign currency fluctuations on cash	189	(943)
Cash and cash equivalents at beginning of fiscal period	95,978	210,521
Cash and cash equivalents at end of fiscal period	$53,155	$187,846

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2013 (the “Company’s 2013 Annual Report”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company’s significant accounting policies are presented in the Company’s 2013 Annual Report.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income.  The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The ASU is effective for the Company for interim and annual periods beginning after April 1, 2013.  The adoption of the ASU had no effect on the Company’s financial position, results of operations, comprehensive income or liquidity.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This provision is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This accounting guidance is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or liquidity.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Restricted Cash

As discussed in Note 2, Debt, the Company received a $24.0 million prepayment from an original equipment manufacturer (“OEM”) and utilized $10.3 million for the purchase of manufacturing equipment; the remaining proceeds of $13.7 million are classified as restricted cash at June 30, 2013.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and March 31, 2013 are as follows (amounts in thousands):

	Carrying Value June 30,	Fair Value June 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2 (2)	Level 3	2013	2013	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$8,585	$8,585	$8,585	$—	$—	$29,984	$29,984	$29,984	$—	$—
Long-term debt	383,293	384,249	361,213	23,036	—	383,500	393,928	369,200	24,728	—
NEC TOKIN derivative (3)	489	489	—	—	489	489	489	—	—	489

(1)             Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)             The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

(3)             See Note 5, Investment in NEC TOKIN, for a description of this net call derivative.  The value of the option is interrelated and depend on the enterprise value of NEC TOKIN Corporation and its EBITDA over time. Therefore, the derivative has been valued using option pricing methods in a Monte Carlo simulation.

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2013	March 31, 2013
Raw materials and supplies	$99,634	$84,852
Work in process	71,352	70,522
Finished goods	70,782	68,705
	241,768	224,079
Inventory reserves (1)	(24,225)	(18,464)
	$217,543	$205,615

(1)         During the quarter ended June 30, 2013, the Company recorded a $3.9 million reserve for inventory held by a third party.

Warrant Liability

As of June 30, 2013 and March 31, 2013, 8.4 million shares were subject to the warrant held by K Equity, LLC.

Revenue Recognition

The Company ships products to customers based upon firm orders and recognizes revenue when the sales process is complete.  This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured.  Shipping and handling costs are included in cost of sales.

A portion of sales is related to products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. The Company recognizes revenue when title to the products transfers to the customer.

A portion of sales is made to distributors under agreements allowing certain rights of return, inventory price protection, and “ship-from-stock and debit” (“SFSD”) programs common in the industry.

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

Estimates used in determining sales allowances are subject to various factors including, but not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates.

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were 1% or less for the quarters ended June 30, 2013 and 2012. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	June 30, 2013	March 31, 2013
10.5% Senior Notes, net of premium of $3,620 and $3,773 as of June 30, 2013 and March 31, 2013, respectively	$358,620	$358,773
Advanced payment from OEM, net of discount of $840 and $1,056 as of June 30, 2013 and March 31, 2013, respectively	22,856	22,944
Other	1,817	1,783
Total debt	383,293	383,500
Current maturities	(7,648)	(10,793)
Total long-term debt	$375,645	$372,707

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2013 and 2012, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2013	2012
Contractual interest expense	$9,020	$9,486
Amortization of debt issuance costs	426	426
Amortization of debt (premium) discount	62	(153)
Imputed interest on acquisition related obligations	526	698
	$10,034	$10,457

Advanced Payment from OEM

On August 28, 2012, the Company entered into and amended an agreement (the “Agreement”) with an original equipment manufacturer (“OEM”), pursuant to which the OEM agreed to advance the Company $24.0 million (the “Advance Payment”).  As of June 30, 2013 and March 31, 2013, the Company had $23.7 million and $24.0 million, respectively, outstanding to the OEM.  On a monthly basis starting in June 2013, the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, not to exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET’s price within 110% of the third-party price.  In June 2015, the outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, the Company delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012 and on October 22, 2012, the Company received the Advance Payment from the OEM.

The OEM may demand repayment of the entire balance outstanding or draw upon the Letter of Credit if any of the following events occur while the Agreement is still in effect: (i) the Company commits a material breach of the Agreement, the statement of work or the master purchase agreement between the OEM and the Company; (ii) the Company’s credit rating issued by Standard & Poor’s Financial Services LLC or its successor or Moody’s Investors Services, Inc. or its successors drops below CCC+ or Caa1, respectively; (iii) the Company’s cash balance on the last day of any fiscal quarter is less than $60,000,000; (iv) the Letter of Credit has been terminated without being replaced prior to repayment of the Advance Payment amount; (v) the Company or substantially all of its assets are sold to a party other than a subsidiary of the Company; (vi) all or substantially all of the assets of a subsidiary of the Company, or any of the shares of such subsidiary, are sold, whose assets are used to develop and produce the Goods; (vii) the Company or any subsidiary which accounts for 20% or more of the Company’s consolidated total assets (“Company Entity”) applies for judicial or extra judicial settlement with its creditors, makes an assignment for the benefit of its creditors, voluntarily files for bankruptcy or has a receiver or trustee in bankruptcy appointed by reason of its insolvency, or in the event of an involuntary bankruptcy action, liquidation proceeding, dissolution or similar proceeding is filed against a Company Entity and not dismissed within sixty (60) days.  The Company believes none of these triggers have been met since the Company’s cash balance including restricted cash exceeds the $60.0 million threshold.

10.5% Senior Notes

As of June 30, 2013 and March 31, 2013, the Company had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).  The Company had interest payable related to the 10.5% Senior Notes included in the line “Accrued expenses” on its Condensed Consolidated balance sheets of $6.2 million and $15.6 million at June 30, 2013 and March 31, 2013, respectively.

Revolving Line of Credit

KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement which provides a $50 million revolving line of credit.  A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.

As described above under Advance Payment from OEM, a standby letter of credit for $16.0 million was delivered to the OEM on October 8, 2012 which reduced the Company’s availability under the Loan and Security Agreement.  In the first quarter of fiscal year 2014, the Company issued a letter of credit for EUR 1.1 million ($1.4 million) related to the construction of the new manufacturing location in Italy which reduced the Company’s availability under the Loan and Security Agreement.  As of June 30, 2013, the Company’s borrowing capacity under the revolving line of credit was $23.7 million.

Note 3. Restructuring Charges

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

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended June 30, 2013 and 2012, are as follows (amounts in thousands):

	Quarters Ended June 30,
	2013	2012
Cost of relocating manufacturing equipment	$475	$146
Personnel reduction costs	4,135	1,118
	$4,610	$1,264

Quarter ended June 30, 2013

In the quarter ended June 30, 2013 restructuring charges included personnel reduction costs of $4.1 million and manufacturing relocation costs of $0.5 million.  The personnel reduction costs were comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.1 million related to a reduction of solid capacitor production workforce in Mexico, $0.7 million related to the Company’s initiative to reduce overhead within the Company as a whole and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.  The additional expense related to CIGS is an agreement with the labor union which allowed the Company to place up to 170 workers, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a maximum of 12 months for the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work.

In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $0.5 million for the consolidation of manufacturing operations within Italy and relocation of equipment to Evora, Portugal.

Quarter Ended June 30, 2012

Restructuring charges in the quarter ended June 30, 2012 were primarily comprised of termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center.  In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $0.2 million for relocation of equipment to China and Macedonia.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets are as follows (amounts in thousands):

	Quarter Ended June 30, 2013
	Personnel	Manufacturing
	Reductions	Relocations
Beginning of period	$13,509	$567
Costs charged to expense	4,135	475
Costs paid or settled	(8,869)	(1,042)
Change in foreign exchange	172	—
End of period	$8,947	$—

Note 4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) for the quarter ended June 30, 2013 includes the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post- Retirement Benefit Plans	Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$13,538	$(7,662)	$1,818	$—	$7,694
Other comprehensive income (loss) before reclassifications	2,272	—	—	(651)	1,621
Amounts reclassified out of AOCI	—	175	(70)	—	105
Other comprehensive income (loss)	2,272	175	(70)	(651)	1,726
Balance at June 30, 2013	$15,810	$(7,487)	$1,748	$(651)	$9,420

Changes in Accumulated Other Comprehensive Income (Loss) for the quarter ended June 30, 2012 includes the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post- Retirement Benefit Plans	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012	$18,107	$(8,082)	$1,995	$12,020
Other comprehensive income (loss) before reclassifications	(7,966)	—	—	(7,966)
Amounts reclassified out of AOCI	—	102	71	173
Other comprehensive income (loss)	(7,966)	102	71	(7,793)
Balance at June 30, 2012	$10,141	$(7,980)	$2,066	$4,227

(1) Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there was no significant deferred   tax effect associated with the cumulative currency translation gains and losses during the quarters ended June 30, 2013 and 2012.

(2)   Ending balance is net of tax of $2.3 million and $2.6 million as of June 30, 2013 and June 30, 2012, respectively.

Note 5. Investment in NEC TOKIN

On March 12, 2012, KEMET Electronics Corporation (“KEC”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (which represents a 34% economic interest) of NEC TOKIN Corporation (“NEC TOKIN”), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for the equity investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.

In connection with KEC’s execution of the Stock Purchase Agreement, KEC entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) with NEC TOKIN and NEC, which provides for restrictions on transfers of NEC TOKIN’s capital stock, certain tag-along and first refusal rights on transfer, restrictions on NEC’s ability to convert the preferred stock of NEC TOKIN held by it, certain management services to be provided to NEC TOKIN by KEC (or an affiliate of KEC) and certain board representation rights. KEC holds four of seven NEC TOKIN director positions. However, NEC has significant board rights.

Concurrent with execution of the Stock Purchase Agreement and the Stockholders’ Agreement, KEC entered into an Option Agreement (the “Option Agreement”) with NEC whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN’s common stock (the “First Call Option”) by providing notice of the First Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, but not before August 1, 2014, KEC may also exercise an option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC (the “Second Call Option”) by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC. However, NEC may only exercise this right (the “Put Option”) from August 1, 2014 through April 1, 2016 if NEC TOKIN achieves certain financial performance measures. The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NEC TOKIN’s debt obligation to NEC which KEC will assume. The determination of the purchase price will be modified in the event there is an unresolved agreement between NEC and KEC under the Stockholders’ Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NEC TOKIN to NEC. The Company valued these options as a net call derivative of $0.5 million which is included in line item “Other Assets” on the Consolidated Balance Sheets.

KEC’s total investment in NEC TOKIN including the net call derivative described above on February 1, 2013 was $54.5 million which includes $50.0 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and other various services necessary to complete the transactions). The Company has made a preliminary allocation of the aggregate purchase price, which are based upon estimates that the Company believes are reasonable and are subject to revision as additional information becomes available.

Summarized financial information for NEC TOKIN follows (in thousands):

June 30, 2013
Current assets	$209,185
Noncurrent assets	391,632
Current liabilities	106,023
Noncurrent liabilities	398,739

Quarter Ended June 30, 2013
Sales	$123,192
Gross profit	18,300
Net loss	(8,729)

As of June 30, 2013, the excess of the carrying value for its investment in NEC TOKIN over KEMET’s share of NEC TOKIN’s equity is $16.1 million. As of June 30, 2013, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance due from NEC TOKIN.

Note 6. Segment and Geographic Information

In the first quarter of fiscal year 2014, the Company reorganized its business by combining its Tantalum Business Group and Ceramic Business Group into one business group, Solid Capacitors.  Following the reorganization, based on information regularly reviewed by the chief operating decision maker, KEMET’s two business groups are comprised of: the Solid Capacitors Business

Group (“Solid Capacitors”) and the Film and Electrolytic Business Group (“Film and Electrolytic”).  These business groups are responsible for their respective manufacturing sites as well as all related research and development efforts.

Consistent with management reporting, the Company does not allocate indirect Selling, general and administrative (“SG&A”) and Research and development (“R&D”) expenses to the business groups.  Prior period information has been reclassified to conform to current year presentation.

Solid Capacitors

Operating in ten manufacturing sites in the United States, Mexico, China and Portugal, Solid Capacitors primarily produces tantalum, aluminum polymer and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors and has a product innovation center in the United States.

Film and Electrolytic

Film and Electrolytic operates fourteen manufacturing sites throughout Europe, Asia, and the United States and produces film, paper, and electrolytic capacitors which are sold globally. Film and Electrolytic also manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors and operates a machinery division located in Italy that provides automation solutions for the manufacture, processing and assembly of metalized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices. In addition, this business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters ended June 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended June 30,
	2013	2012
Net sales:
Solid Capacitors	$149,401	$160,744
Film and Electrolytic	53,322	62,888
	$202,723	$223,632

Operating income (loss)(1):
Solid Capacitors	$12,808	$25,518
Film and Electrolytic	(8,043)	(6,208)
Unallocated operating expenses	(24,723)	(23,355)
	$(19,958)	$(4,045)

Depreciation and amortization expenses:
Solid Capacitors	$7,310	$7,191
Film and Electrolytic	4,507	3,449
Unallocated operating expenses	1,914	1,016
	$13,731	$11,656

(1)          Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended June 30,
Restructuring charges:	2013	2012
Solid Capacitors	$3,045	$142
Film and Electrolytic	1,410	1,122
Corporate	155	—
	$4,610	$1,264

	Quarters Ended June 30,
	2013	2012
Sales by region:
North and South America (“Americas”)	$59,570	$60,485
Europe, Middle East, Africa (“EMEA”)	73,041	79,385
Asia and Pacific Rim (“APAC”)	70,112	83,762
	$202,723	$223,632

The following table reflects each business group’s total assets as of June 30, 2013 and March 31, 2013 (amounts in thousands):

	June 30, 2013	March 31, 2013
Total assets:
Solid Capacitors	$497,165	$517,024
Film and Electrolytic	304,708	308,751
Corporate	79,297	85,816
	$881,170	$911,591

Note 7.  Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors six defined benefit pension plans in Europe, one plan in Singapore and two plans in Mexico.  In addition, the Company sponsors a post-retirement plan in the United States.  Costs recognized for these benefit plans are recorded using estimated amounts which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2013 and 2012 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended June 30,		Quarters Ended June 30,
	2013	2012	2013	2012
Net service cost	$331	$414	$—	$—
Interest cost	428	494	5	9
Expected return on net assets	(109)	(172)	—	—
Amortization:
Actuarial (gain) loss	78	130	(70)	(72)
Prior service cost	1	6	—	—
Curtailment loss on benefit plans	—	—	—	—

Total net periodic benefit (income) costs	$729	$872	$(65)	$(63)

In fiscal year 2014, the Company expects to contribute up to $1.6 million to the pension plans, of which the Company has contributed $0.3 million as of June 30, 2013.  The Company’s policy is to pay benefits as costs are incurred for the postretirement benefit plan.

Note 8. Stock-based Compensation

Historically, the Board of Directors of the Company has approved annual Long Term Incentive Plans which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA target for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted shares of the Company’s common stock, or a combination of both as determined by the Company’s Board of Directors. The 2014/2015 LTIP and 2013/2014 LTIP also awarded restricted stock shares which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item “Accrued expenses” on the Consolidated Balance Sheets and any restricted stock commitment is reflected in the line item “Additional paid-in capital” on the Consolidated Balance Sheets.

The compensation expense associated with stock-based compensation for the quarters ended June 30, 2013 and 2012 are recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended June 30, 2013			Quarter Ended June 30, 2012
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$138	$63	$114	$212	$121	$68
Selling, general and administrative expenses	147	233	214	254	398	173
Research and development.	10	—	49	18	—	20
	$295	$296	$377	$484	$519	$261

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters ended June 30, 2013 and 2012. Approximately six thousand and twenty-one thousand stock options were exercised in the quarters ended June 30, 2013 and 2012, respectively.

Note 9. Income Taxes

During the first quarter of fiscal year 2014, the Company incurred $1.6 million of income tax expense which is comprised of $1.5 million related to income taxes for foreign operations and $0.1 million of state income tax expense.  There is no U.S. federal income tax benefit from the first quarter of fiscal year 2014 loss due to a valuation allowance on deferred tax assets.

During the first quarter of fiscal year 2013, the Company incurred $1.8 million of income tax expense which was comprised of $1.7 million related to income taxes for foreign operations and $0.1 million of state income tax expense.  There was no U.S. federal income tax benefit from the first quarter of fiscal year 2013 loss due to a valuation allowance on deferred tax assets.

Note 10. Reconciliation of Basic and Diluted Net Loss Per Common Share

The following table presents a reconciliation of basic EPS to diluted EPS (amounts in thousands, except per share data):

	Quarters Ended June 30,
	2013	2012
Numerator:
Net loss	$(35,139)	$(17,753)

Denominator:
Weighted-average shares outstanding:
Basic	45,022	44,808
Assumed conversion of employee stock grants	—	—
Assumed conversion of warrants	—	—
Diluted	45,022	44,808

Basic loss per sare	$(0.78)	$(0.40)
Diluted loss per share	$(0.78)	$(0.40)

Common stock equivalents that could potentially dilute net loss per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, are as follows (amounts in thousands):

	Quarters Ended June 30,
	2013	2012
Assumed conversion of employee stock grants	1,987	1,469
Assumed conversion of warrants	6,687	7,160

Note 11. Concentrations of Risks

The Company sells to customers globally.  Monthly the Company evaluates customer account balances in order to assess the Company’s financial risks of collection as the Company generally does not require collateral from its customers.  Two customers each accounted for over 10% of the Company’s net sales in the quarter ended June 30, 2013 and one customer accounted for over 10% of the Company’s net sales in the quarter ended June 30, 2012.  There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at June 30, 2013 and March 31, 2013.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 46% of the Company’s net sales in the quarters ended June 30, 2013 and 2012.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

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

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

June 30, 2013

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,822	$26,088	$18,245	$—	$53,155
Accounts receivable, net	—	46,683	54,571	—	101,254
Intercompany receivable	298,203	274,135	175,292	(747,630)	—
Inventories, net	—	133,048	84,495	—	217,543
Prepaid expenses and other	3,182	17,170	21,977	(2,952)	39,377
Deferred income taxes	—	990	3,260	—	4,250
Total current assets	310,207	498,114	357,840	(750,582)	415,579
Property and equipment, net	344	113,476	196,057	—	309,877
Investments in NEC TOKIN	—	48,709	—	—	48,709
Investments in subsidiaries	399,792	424,386	10,750	(834,928)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	29,417	8,893	—	38,310
Restricted cash	—	15,851	—	—	15,851
Deferred income taxes	—	1,500	6,821	—	8,321
Other assets	6,410	1,146	1,383	—	8,939
Long-term intercompany receivable	77,549	57,549	2,800	(137,898)	—
Total assets	$794,302	$1,225,732	$584,544	$(1,723,408)	$881,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,391	$15	$1,242	$—	$7,648
Accounts payable, trade	137	44,246	45,471	—	89,854
Intercompany payable	122,753	510,941	113,936	(747,630)	—
Accrued expenses	28,360	14,643	40,310	—	83,313
Income taxes payable and deferred income taxes	—	3,124	1,891	(2,952)	2,063
Total current liabilities	157,641	572,969	202,850	(750,582)	182,878
Long-term debt, less current portion	375,084	—	561	—	375,645
Other non-current obligations	17,208	2,975	49,401	—	69,584
Deferred income taxes	—	3,219	5,475	—	8,694
Long-term intercompany payable	—	77,549	60,349	(137,898)	—
Stockholders’ equity	244,369	569,020	265,908	(834,928)	244,369

Total liabilities and stockholders’ equity	$794,302	$1,225,732	$584,544	$(1,723,408)	$881,170

Condensed Consolidating Balance Sheet

March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,202	$52,056	$26,720	$—	$95,978
Accounts receivable, net	—	42,051	54,513	—	96,564
Intercompany receivable	287,513	251,524	150,376	(689,413)	—
Inventories, net	—	126,286	79,329	—	205,615
Prepaid expenses and other	3,186	13,564	27,303	(2,952)	41,101
Deferred income taxes	—	578	3,589	—	4,167
Total current assets	307,901	486,059	341,830	(692,365)	443,425
Property and equipment, net	361	111,584	192,563	—	304,508
Investments in NEC TOKIN	—	52,738	—	—	52,738
Investments in subsidiaries	423,695	424,386	10,750	(858,831)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	29,763	8,883	—	38,646
Restricted cash	—	17,397	—	—	17,397
Deferred income taxes	—	1,500	6,494	—	7,994
Other assets	6,741	3,173	1,385	—	11,299
Long-term intercompany receivable	75,919	56,338	2,800	(135,057)	—
Total assets	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,561	$16	$1,216	$—	$10,793
Accounts payable, trade	61	37,444	36,164	—	73,669
Intercompany payable	100,947	481,707	106,759	(689,413)	—
Accrued expenses	37,490	19,615	38,839	—	95,944
Income taxes payable	—	3,046	980	(2,952)	1,074
Total current liabilities	148,059	541,828	183,958	(692,365)	181,480
Long-term debt, less current portion	372,157	—	550	—	372,707
Other non-current obligations	17,485	3,899	50,562	—	71,946
Deferred income taxes	—	2,808	5,734	—	8,542
Long-term intercompany payable	—	75,919	59,138	(135,057)	—
Stockholders’ equity	276,916	594,068	264,763	(858,831)	276,916

Total liabilities and stockholders’ equity	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$19	$237,323	$208,303	$(242,922)	$202,723

Operating costs and expenses:
Cost of sales	403	227,155	190,419	(232,788)	185,189
Selling, general and administrative expenses	10,611	12,266	13,759	(10,134)	26,502
Research and development	90	4,275	2,015	—	6,380
Restructuring charges	—	1,934	2,676	—	4,610
Total operating costs and expenses	11,104	245,630	208,869	(242,922)	222,681

Operating income (loss)	(11,085)	(8,307)	(566)	—	(19,958)

Other (income) expense, net	59	11,058	(893)	—	10,224
Equity in earnings of subsidiaries	23,995	—	—	(23,995)	—
Income (loss) before income taxes and equity loss from NEC TOKIN	(35,139)	(19,365)	327	23,995	(30,182)

Income tax expense	—	55	1,525	—	1,580

Income (loss) before equity loss from NEC TOKIN	(35,139)	(19,420)	(1,198)	23,995	(31,762)
Equity loss from NEC TOKIN	—	(3,377)	—	—	(3,377)
Net income (loss)	$(35,139)	$(22,797)	$(1,198)	$23,995	$(35,139)

Condensed Consolidating Statements of Comprehensive Income (Loss)

Quarter Ended June 30, 2013

Comprehensive income (loss)	$(33,510)	$(24,340)	$442	$23,995	$(33,413)

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$240,944	$228,715	$(246,027)	$223,632

Operating costs and expenses:
Cost of sales	418	218,318	207,577	(234,992)	191,321
Selling, general and administrative expenses	1,605	20,743	15,942	(11,035)	27,255
Research and development	41	5,288	2,404	—	7,733
Restructuring charges	—	163	1,101	—	1,264
Net loss on sales and disposals of assets	—	33	71	—	104
Total operating costs and expenses	2,064	244,545	227,095	(246,027)	227,677

Operating income (loss)	(2,064)	(3,601)	1,620	—	(4,045)

Other (income) expense, net	10,187	3,159	(1,409)	—	11,937
Equity in earnings of subsidiaries	5,502	—	—	(5,502)	—
Income before income taxes	(17,753)	(6,760)	3,029	5,502	(15,982)

Income tax expense	—	60	1,711	—	1,771

Net income (loss)	$(17,753)	$(6,820)	$1,318	$5,502	$(17,753)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Quarter Ended June 30, 2012

Comprehensive income (loss)	$(22,294)	$(5,751)	$(3,003)	$5,502	$(25,546)

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash used in operating activities	$(7,889)	$(19,373)	$(369)	$—	$(27,631)

Investing activities:
Capital expenditures	—	(7,186)	(8,295)	—	(15,481)
Change in restricted cash	—	1,591	—	—	1,591
Net cash used in investing activities	—	(5,595)	(8,295)	—	(13,890)

Financing activities:
Deferred acquisition payments	(204)	(1,000)	—	—	(1,204)
Payments of long-term debt	(306)	—	—	—	(306)
Proceeds from exercise of stock options	19	—	—	—	19
Net cash used in financing activities	(491)	(1,000)	—	—	(1,491)
Net decrease in cash and cash equivalents	(8,380)	(25,968)	(8,664)	—	(43,012)
Effect of foreign currency fluctuations on cash	—	—	189	—	189
Cash and cash equivalents at beginning of fiscal period	17,202	52,056	26,720	—	95,978
Cash and cash equivalents at end of fiscal period	$8,822	$26,088	$18,245	$—	$53,155

Condensed Consolidating Statements of Cash Flows

For the Quarter Ended June 30, 2012

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(14,653)	$(15,306)	$8,752	$—	$(21,207)

Investing activities:
Capital expenditures	—	(3,660)	(9,441)	—	(13,101)
Net cash used in investing activities	—	(3,660)	(9,441)	—	(13,101)

Financing activities:
Proceeds from issuance of debt	15,825	—	—	—	15,825
Payments of long-term debt	—	—	(1,576)	—	(1,576)
Acquisition, net of cash received	(439)	(1,000)	—	—	(1,439)
Proceeds from exercise of stock options	41	—	—	—	41
Debt issuance costs	(275)	—	—	—	(275)
Net cash provided by (used in) financing activities	15,152	(1,000)	(1,576)	—	12,576
Net increase (decrease) in cash and cash equivalents	499	(19,966)	(2,265)	—	(21,732)
Effect of foreign currency fluctuations on cash	—	—	(943)	—	(943)
Cash and cash equivalents at beginning of fiscal period	7,933	178,205	24,383	—	210,521
Cash and cash equivalents at end of fiscal period	$8,432	$158,239	$21,175	$—	$187,846

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A of the Company’s 2013 Annual Report. The statements are representative only as of the date they are made, and we undertook no obligation to update any forward-looking statement.

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

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in our 2013 Annual Report.  Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2013 Annual Report.

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

KEMET’s broad line of tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors are manufactured using a variety of raw materials and are available in many different sizes and. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of their needs independent of application and end use.

In fiscal year 2013, we shipped approximately 32 billion capacitors and in the quarter ended June 30, 2013, we shipped approximately 9 billion capacitors. We believe the long-term demand for capacitors will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We operate 23 production facilities in Europe, North America, and Asia and employ approximately 9,600 employees worldwide. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.  For the quarters ended June 30, 2013 and 2012, our consolidated net sales were $202.7 million and $223.6 million, respectively.

In the first quarter of fiscal year 2014, the Company reorganized its business by combining its Tantalum Business Group and Ceramic Business Group into one business group, Solid Capacitors.  Following the reorganization, KEMET’s two business groups are comprised of: the Solid Capacitors Business Group (“Solid Capacitors”) and the Film and Electrolytic Business Group (Film and Electrolytic”).  These business groups are responsible for their respective manufacturing sites as well as all related research and development efforts.

Recent Developments and Trends

Net sales for the quarter ended June 30, 2013 showed a slight decrease of 0.1% compared to the quarter ended March 31, 2013.  We continue to focus on specialty products, and during the first quarter of fiscal year 2014, we introduced 417 new products of which 168 were first to market, and specialty products accounted for 44.2% of our revenue over this period.

We continue to sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% and two customers, both of whom are distributors, each accounted for more than 10% of our net sales in the quarter ended June 30, 2013. No single end use customer accounted for more than 6% of our net sales in the quarter ended June 30, 2013.

We have continued to shift production to lower cost locations and to restructure our operations and believe our recent equity investment activity enhances our competitive position.  These trends are described in more detail below.

Equity Investment

On March 12, 2012, KEMET Electronics Corporation (“KEC”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (which represents a 34% economic interest) of NEC TOKIN, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for the equity investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. In the first quarter of fiscal year 2014, we incurred a loss on our equity investment in NEC TOKIN of $3.4 million.

Restructuring

We incurred $4.6 million in restructuring charges in the first quarter of fiscal year 2014 compared to $1.3 million in restructuring charges in the first quarter of fiscal year 2013.  The restructuring charges in the first quarter of fiscal year 2014 included $4.1 million related to personnel reduction costs comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.1 million related to the reduction of solid capacitor production workforce in Mexico, $0.7 million related to the Company’s initiative to reduce overhead within the Company as a whole and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.  The additional expense related to CIGS is an agreement with the labor union which allowed the Company to place up to 170 workers, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a maximum of 12 months for the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $0.5 million for the consolidation of manufacturing operations within Italy and relocation of equipment to Evora, Portugal.

Outlook

For the second quarter of fiscal year 2014, we expect net sales to increase up to 3% when compared to the first quarter of fiscal year 2014.  We expect Adjusted gross margins will improve to between 13% and 15% and Selling, general and administrative (“SG&A”) and Research and development (“R&D”) costs to be consistent with the quarter ended June 30, 2013.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the First Quarter of Fiscal Year 2014 with the First Quarter of Fiscal Year 2013

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended
	June 30, 2013		June 30, 2012
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales	$202,723		$223,632

Gross margin	17,534	8.6%	32,311	14.4%

Selling, general and administrative expenses	26,502	13.1%	27,255	12.2%
Research and development	6,380	3.1%	7,733	3.5%
Restructuring charges	4,610	2.3%	1,264	0.6%
Net loss on sales and disposals of assets	—	—	104	—
Operating loss	(19,958)		(4,045)

Other (income) expense, net	10,224	5.0%	11,937	5.3%
Loss before income taxes and equity loss from NEC TOKIN	(30,182)	(14.9)%	(15,982)	(7.1)%
Income tax expense	1,580	0.8%	1,771	0.8%
Loss before equity loss from NEC TOKIN	(31,762)	(15.7)%	(17,753)	(7.9)%
Equity loss from NEC TOKIN	(3,377)	(1.7)%	—	—
Net loss	$(35,139)	(17.3)%	$(17,753)	(7.9)%

Consolidated Comparison of the First Quarter of Fiscal Year 2014 with the First Quarter of Fiscal Year 2013

Net Sales

Net sales for the first quarter of fiscal year 2014 were $202.7 million compared to $223.6 million in the first quarter of fiscal year 2013, representing a 9.3% decrease primarily due to a 9.8% decrease in average selling prices.  The decrease in average selling prices is due to a shift in product line mix.  The effect of the decrease in average selling prices was partially offset by a 4.0% increase in unit sales volumes.  In addition, net sales for Film and Electrolytic’s machinery division decreased by $7.5 million from $8.1 million in the first quarter of fiscal year 2013 compared to $0.6 million the first quarter of fiscal year 2014.

The following table reflects the percentage of net sales by region for the quarters ended June 30, 2013 and 2012:

	Quarters Ended June 30,
	2013	2012
Americas	29%	27%
EMEA	36%	36%
APAC	35%	37%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended June 30, 2013 and 2012:

	Quarters Ended June 30,
	2013	2012
Distributors	46%	46%
EMS	16%	15%
OEM.	38%	39%
	100%	100%

Gross Margin

Gross margin as a percentage of net sales decreased from 14.4% in the first quarter of fiscal year 2013 to 8.6% in the first quarter of fiscal year 2014.  The primary contributor to the decrease in gross margin percentages was an increase in raw material costs for Solid Capacitors as well as the additional reserve of $3.9 million for inventory held by a third party.  In addition we incurred a decrease in gross margin due to a decrease in average selling prices driven by the shift in product line mix.

Selling, General and Administrative Expenses

SG&A expenses were $26.5 million, or 13.1% of net sales for the first quarter of fiscal year 2014 compared to $27.3 million or 12.2% of net sales for first quarter of fiscal year 2013.  The $0.8 million decrease in SG&A expenses primarily consists of a $2.1 million decrease in payroll and related fringe benefit expenses that resulted from headcount reductions taken as part of overall cost saving initiatives.  Partially offsetting this decrease was a $0.8 million increase in NEC TOKIN investment related fees and a $0.6 million increase in information technology software maintenance expense.

Research and Development

R&D expenses were $6.4 million or 3.1% of net sales for the first quarter of fiscal year 2014, compared to $7.7 million, or 3.5% of net sales for the first quarter of fiscal year 2013. The decrease primarily resulted from headcount reductions achieved by leveraging the technology and licensing agreement in place with NEC TOKIN.

Restructuring Charges

We incurred $4.6 million in restructuring charges in the first quarter of fiscal year 2014 compared to $1.3 million in restructuring charges in the first quarter of fiscal year 2013.  The restructuring charges in the first quarter of fiscal year 2014 included $4.1 million related to personnel reduction costs comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.1 million related to the reduction of solid capacitor production workforce in Mexico, $0.4 million related to an additional CIGS plan which will cover a maximum of 170 employees for up to 12 months in Italy and $0.7 million related to the Company’s initiative to reduce overhead within the Company as a whole.  In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $0.5 million for the consolidation of manufacturing operations within Italy and relocation of equipment to Evora, Portugal.

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

Operating Loss

Operating loss for the first quarter of fiscal year 2014 was $20.0 million compared to operating loss of $4.0 million for the first quarter of fiscal year 2013 primarily due to a $14.8 million decrease in gross margin for the first quarter of fiscal year 2014 as compared to the first quarter of fiscal year 2013. Additionally, restructuring charges increased $3.3 million in the first quarter of fiscal year 2014 as compared to the first quarter of fiscal year 2013.  These expense increases were offset by a $1.4 million decrease in R&D expenses and $0.8 million decrease in SG&A expenses in the first quarter of fiscal year 2014 as compared to the first quarter of fiscal year 2013.

Other (Income) Expense, net

Other (income) expense, net was an expense of $10.2 million in the first quarter of fiscal year 2014 compared to an expense of $11.9 million in the first quarter of fiscal year 2013.  During the first quarter of fiscal year 2014, we recognized a $0.6 million foreign currency exchange gain as compared to a $1.8 million loss on foreign currency exchange in the first quarter of fiscal year 2013, primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  In addition, we recognized a $1.4 million charge related to the write off of a long-term note receivable.  Interest expense for the first quarter of fiscal year 2014 decreased $0.4 million compared to the first quarter of fiscal year 2013 due to higher capitalized interest related to the construction of the consolidated Film and Electrolytic production facility in Italy.

Income Taxes

Our income tax expense for the first quarter of fiscal year 2014 was $1.6 million compared to income tax expense of $1.8 million for the first quarter of fiscal year 2013.  Income tax expense for the first quarter of fiscal year 2014 is comprised of $1.5 million related to income taxes for foreign operations and $0.1 million of state income tax expense.  There is no U.S. federal income tax benefit from the first quarter of fiscal year 2013 loss due to a valuation allowance on deferred tax assets.

Income tax expense for the first quarter of fiscal year 2013 was comprised of $1.7 million related to income taxes for foreign operations and $0.1 million of state income tax expense.  There was no U.S. federal income tax benefit from the first quarter of fiscal year 2013 loss due to a valuation allowance on deferred tax assets.

Equity loss from NEC TOKIN

In the first quarter of fiscal year 2014, we incurred an equity loss from our investment in NEC TOKIN of $3.4 million as NEC TOKIN is still recovering from the effects of the July 2011 flooding that occurred in Thailand in its capacitor business unit.

Business Groups Comparison of the Quarter Ended June 30, 2013 with the Quarter Ended June 30, 2012

Solid Capacitors

The following table sets forth Net sales, Operating income and Operating income as a percentage of Net sales for our Solid Capacitors business group for the quarters ended June 30, 2013 and 2012 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum net sales	$94,139		$109,199
Ceramics net sales	55,262		51,545
Solid Capacitors net sales	149,401		160,744
Solid Capacitor operating income	12,808	8.6%	25,518	15.9%

Net Sales

Solid Capacitors net sales decreased 7.1% during the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013.  The decrease in net sales was driven by a decrease in average selling prices of 10.3%.  The decrease in average selling prices is due a decrease in higher priced tantalum products across all regions.  Tantalum net sales decreased 13.8% from $109.2 million in the first quarter of fiscal year 2013 to $94.1 million in the first quarter of fiscal year 2014 while lower priced Ceramic net sales increased 7.2% from $51.5 million in the first quarter of fiscal year 2013 to $55.3million in the first quarter of fiscal year 2014.  The overall Solid Capacitors decrease was partially offset by a 3.6% increase in unit sales due to increased demand in the Americas and EMEA, which was partially offset by a decrease in demand in APAC as shown in the following table:

	Quarters Ended June 30,
	2013	2012	Change in Units Sold
Americas	35.2%	33.7%	8.2%
EMEA	34.4%	33.7%	5.7%
APAC	30.4%	32.6%	(3.4)%

Operating Income

Operating income for the first quarter of fiscal year 2014 was $12.8 million compared to operating income of $25.5 million in the first quarter of fiscal year 2013.  The $12.7 million decrease was primarily attributable to a decrease in gross margin of $11.5 million driven by higher priced raw materials, the shift in product line mix to lower priced products and an inventory write down of $3.9 million.  In addition, restructuring charges increased $2.9 million in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013.  These decreases were partially offset by a $0.5 million decrease in SG&A expenses and a $1.1 million decrease in R&D expenses when comparing the first quarter of fiscal year 2014 to the first quarter of fiscal year 2013.

Film and Electrolytic

The following table sets forth Net sales, Operating loss and Operating loss as a percentage of Net sales for our Film and Electrolytic business group for the quarters ended June 30, 2013 and 2012 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$53,322		$62,888
Operating loss	(8,043)	(15.1)%	(6,208)	(9.9)%

Net Sales

Net sales decreased 15.2% in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013.  The decrease in net sales is driven by a decline in average selling prices, a decrease in end-market demand and adjustments to our customers’ inventory stocking levels.  Capacitor net sales were unfavorably impacted by $0.1 million related to foreign exchange.  The Film and Electrolytic machinery division’s net sales decreased by $7.5 million from $8.1 million in the first quarter of fiscal year 2013 to $0.6 million in the first quarter of fiscal year 2014.  The decrease in the Film and Electrolytic machinery division’s net sales is primarily due to a decrease in unit sales volume.

Operating Loss

Operating loss for the first quarter of fiscal year 2014 was $8.0 million as compared to an Operating loss of $6.2 million in the first quarter of fiscal year 2013.  The $1.8 million increase in segment operating loss is primarily attributable to a $3.3 million decrease in gross margin in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013 due to decreases in average selling prices and overall market demand.  In addition, restructuring charges increased $0.3 million in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013.  These were partially offset by decreases in SG&A and R&D expenses of $1.5 million and $0.1 million, respectively when comparing the first quarter of fiscal year 2014 to the same quarter of fiscal year 2013.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  These cash needs have been met by cash flows from operations, borrowings under our loan agreements and existing cash balances.

Issuance of 10.5% Senior Notes

On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  On March 27, 2012 and April 3, 2012, we completed the sale of $110.0 million and $15.0 million aggregate principal amount of our 10.5% Senior Notes due 2018, respectively,  at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011.  The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.  Two letters of credit totaling $17.4 million were issued under the Loan and Security Agreement as of June 30, 2013. There were no borrowings against the Loan and Security Agreement as of June 30, 2013 or March 31, 2013.  As of June 30, 2013 our borrowing capacity under the revolving line of credit was $23.7 million.

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

The OEM may demand repayment of the entire balance outstanding or draw upon the Letter of Credit if any of the following events occur while the Agreement is still in effect: (i) the Company commits a material breach of the Agreement, the statement of work or the master purchase agreement between the OEM and the Company; (ii) the Company’s credit rating issued by Standard & Poor’s Financial Services LLC or its successor or Moody’s Investors Services, Inc. or its successors drops below CCC+ or Caa1, respectively; (iii) the Company’s cash balance on the last day of any fiscal quarter is less than $60,000,000; (iv) the Letter of Credit has been terminated without being replaced prior to repayment of the Advance Payment amount; (v) the Company or substantially all of its assets are sold to a party other than a subsidiary of the Company; (vi) all or substantially all of the assets of a subsidiary of the Company, or any of the shares of such subsidiary, are sold, whose assets are used to develop and produce the Goods; (vii) the Company or any subsidiary which accounts for 20% or more of the Company’s consolidated total assets (“Company Entity”) applies for judicial or extra judicial settlement with its creditors, makes an assignment for the benefit of its creditors, voluntarily files for bankruptcy or has a receiver or trustee in bankruptcy appointed by reason of its insolvency, or in the event of an involuntary bankruptcy action, liquidation proceeding, dissolution or similar proceeding is filed against a Company Entity and not dismissed within sixty (60) days.  We believe none of these triggers have been met since our cash balance including restricted cash exceeds the $60.0 million threshold.

Short-term Liquidity

Total cash and restricted cash balance as of June 30, 2013 was $69.0 million.  Unrestricted cash and cash equivalents totaled $53.2 million as of June 30, 2013, representing a decrease of $42.8 million as compared to $96.0 million as of March 31, 2013.  Our net working capital (current assets less current liabilities) as of June 30, 2013 was $232.7 million compared to $261.9 million of net working capital as of March 31, 2013. Cash and cash equivalents held by our foreign subsidiaries totaled $18.2 million and $26.7 million at June 30, 2013 and March 31, 2013, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to account for U.S. taxes to repatriate these funds.

We have taken steps to improve our operating results by decreasing global headcount and vertically integrating our supply chain.  Based on our current operating plans, we believe that domestic cash and cash equivalents and cash from the revolving line of credit will continue to be sufficient to fund our operating requirements for the next twelve months, including $37.3 million in interest payments, $25.0 million to $30.0 million in expected capital expenditures,  $6.8 million related to the Advance Payment discussed above, deferred acquisition payments of $22.4 million, payments of $8.9 million related to restructuring liabilities, and $1.3 million in debt principal payments.  As of June 30, 2013 our borrowing capacity under the revolving line of credit was $23.7 million.

Should we require more capital than is generated by our operations or available through our revolving line of credit, we believe we could raise capital through debt issuances.  However, due to market conditions beyond our control, there can be no assurance that we will be able to complete such an offering. The incurrence of additional debt would result in increased interest expense.

Cash and cash equivalents decreased by $42.8 million for the quarter ended June 30, 2013 as compared with a decrease of $22.7 million during the quarter ended June 30, 2012.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Quarters Ended June 30,
	2013	2012
Net cash used in operating activities	$(27,631)	$(21,207)
Net cash used in investing activities	(13,890)	(13,101)
Net cash provided by (used in) financing activities	(1,491)	12,576
Effect of foreign currency fluctuations on cash	189	(943)
Net decrease in cash and cash equivalents	$(42,823)	$(22,675)

Operations

Cash used in operating activities in the quarter ended June 30, 2013 totaled $27.6 million compared to cash used in operating activities of $21.2 million in the quarter ended June 30, 2012.  This increase was primarily a result of an $10.8 million decrease in cash flows related to operations (net income (loss) adjusted for the change in: depreciation and amortization, amortization of debt discounts and debt issuance costs, equity loss from NEC TOKIN, net (gain) loss on sales and disposals of assets, long-term receivable write down and stock-based compensation) for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.

In addition, the change in operating assets resulted in a $2.4 million increase in the use of cash in the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012.  The increase in the use of cash for assets is primarily related to a $3.6 million increase in cash used related to an increase in inventories and a $2.8 million increase in cash used related to an increase in accounts receivables.  The increase in inventory for the quarter ended June 30, 2013 is primarily related to an increase of Film and Electrolytic’s inventory in preparation of the temporary shut-down of production lines in order to move the lines and an increase in Solid Capacitors’ inventory related to difficulties encountered when purchasing k-salt from a third party producer.  Partially offsetting these increases in use of cash for assets was a $4.0 million improvement in cash generation related to prepaid and other assets.

Offsetting these uses of cash was a $7.2 million increase in cash generated from operating liabilities in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. Within operating liabilities, cash generation increased in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 as follows: $5.2 million related to accrued expenses, $1.4 million related to an increase in accounts payable and $1.0 million related to an increase in income taxes payable.  Partially offsetting this increase in the generation of cash, cash used for long-term obligations increased by $0.6 million in the quarter ended June 30, 2013 compared the quarter ended June 30, 2012.

Investing

Cash used in investing activities decreased $0.8 million in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. The variance is comprised of a $2.4 million increase in capital expenditures in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.  For the quarter ended June 30, 2013, capital expenditures were primarily related to the new manufacturing facility in Pontecchio, Italy and various information technology related projects.  This was partially offset by $1.6 million cash generation related to a decrease in restricted cash in the quarter ended June 30, 2013.

Financing

Cash provided by financing activities decreased $14.1 million in the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012. During the quarter ended June 30, 2012, we received $15.8 million in proceeds from the issuance of debt from the private placement of our 10.5% Senior Notes. In the quarter ended June 30, 2013 we used $0.3 million for debt payments and $1.2 million for deferred acquisition payments related to the KEMET Foil and KEMET Blue Powder acquisitions.  In the quarter ended June 30, 2012, we used $1.6 million for payments on long-term debt, $1.4 million related to KEMET Foil and KEMET Blue Powder acquisitions and $0.3 million for debt issuance costs.

Commitments

Our commitments have not changed materially from those disclosed in the Company’s 2013 Annual Report.

Non-U.S. GAAP Financial Measures

To complement our Condensed Consolidated Statements of Operations and Cash Flows, we use non-U.S. GAAP financial measures of Adjusted operating income (loss), Adjusted net loss and Adjusted EBITDA.  Management believes that Adjusted operating income (loss), Adjusted net loss and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors.  The presentation of these non-U.S. GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2013	2012
Operating loss	$(19,958)	$(4,045)

Adjustments:
Restructuring charges	4,610	1,264
Inventory write down	3,886	—
NEC TOKIN investment related expenses	1,307	542
Plant start-up costs	1,133	1,361
ERP integration costs	1,010	1,676
Stock-based compensation	968	1,264
Net loss on sales and disposals of assets	—	104
Registration related fees	—	20

Adjusted operating income (loss)	$(7,044)	$2,186

Adjusted net loss is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2013	2012
Net loss	$(35,139)	$(17,753)

Adjustments:
Restructuring charges	4,610	1,264
Inventory write down	3,886	—
Equity loss from NEC TOKIN	3,377	—
Long-term receivable write down	1,444	—
NEC TOKIN investment related expenses	1,307	542
Plant start-up costs	1,133	1,361
Amortization included in interest expense	1,014	971
ERP integration costs	1,010	1,676
Stock-based compensation	968	1,264
Net foreign exchange (gain) loss	(577)	1,789
Net loss on sales and disposals of assets	—	104
Registration related fees	—	20
Income tax effect of non-U.S. GAAP adjustments (1)	(56)	4

Adjusted net loss	$(17,023)	$(8,758)

(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2013	2012
Net loss	$(35,139)	$(17,753)

Adjustments:
Interest expense, net	9,870	10,426
Income tax expense	1,580	1,771
Depreciation and amortization	13,731	11,656
Restructuring charges	4,610	1,264
Inventory write down	3,886	—
Equity loss from NEC TOKIN	3,377	—
Long-term receivable write down	1,444	—
NEC TOKIN investment related expenses	1,307	542
Plant start-up costs	1,133	1,361
ERP integration costs	1,010	1,676
Stock-based compensation	968	1,264
Net foreign exchange (gain) loss	(577)	1,789
Net loss on sales and disposals of assets	—	104
Registration related fees	—	20

Adjusted EBITDA	$7,200	$14,120

Adjusted operating loss represents operating income, excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating loss to facilitate our analysis and understanding of our business operations and believe that Adjusted operating loss is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted operating loss should not be considered as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP.

Adjusted net loss represents net loss, excluding adjustments which are more specifically outlined in the quantitative reconciliation provided above. We use Adjusted net loss to evaluate our operating performance and believe that Adjusted net loss is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted net loss should not be considered as an alternative to net loss, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP.

Adjusted EBITDA represents net loss before interest expense, net, income tax expense, and depreciation and amortization expense, adjusted to exclude the following items: restructuring charges, inventory adjustment, equity loss from NEC TOKIN, long-term receivable write down, NEC TOKIN investment related expenses, plant start-up costs, ERP integration costs, stock-based compensation, net foreign exchange gain/loss, net loss on sales and disposals of assets, and registration related fees.   We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income.  The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The ASU is effective for the Company for interim and annual periods beginning after April 1, 2013.  The adoption of the ASU had no effect on our financial position, results of operations, or liquidity.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This provision is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This accounting guidance is not expected to have a material impact on our financial position, results of operations, or liquidity.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes regarding the Company’s market risk position from the information included in the Company’s 2013 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and

Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We are in the process of implementing Oracle R12 on a worldwide basis.  This software implementation project will result in changes in our business processes and related internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).   Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post implementation period to ensure adequate internal control over financial reporting.

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2013 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Consolidated Amendment to Loan and Security Agreement

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at June 30, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2013, and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2013
KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1 Consolidated Amendment to Loan and Security Agreement

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at June 30, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2013, and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.