Form 10-Q
period 2013-09-30
KEMET CORP
filed 2013-11-05
CIK 887730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 1, 2013 was 45,117,411.

KEMET CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,700	$95,978
Accounts receivable, net	103,365	96,564
Inventories, net	208,836	205,615
Prepaid expenses and other	42,713	41,101
Deferred income taxes	4,453	4,167
Total current assets	417,067	443,425
Property and equipment, net of accumulated depreciation of $794,798 and $771,398 as of September 30, 2013 and March 31, 2013, respectively	311,434	304,508
Goodwill	35,584	35,584
Intangible assets, net	38,068	38,646
Investment in NEC TOKIN	46,942	52,738
Restricted cash	14,638	17,397
Deferred income taxes	8,717	7,994
Other assets	7,761	11,299
Total assets	$880,211	$911,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,772	$10,793
Accounts payable	80,892	73,669
Accrued expenses	86,892	95,944
Income taxes payable and deferred income taxes	1,811	1,074
Total current liabilities	199,367	181,480
Long-term debt, less current portion	373,506	372,707
Other non-current obligations	60,864	71,946
Deferred income taxes	8,567	8,542

Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at September 30, 2013 and March 31, 2013	465	465
Additional paid-in capital	465,747	467,096
Retained deficit	(211,472)	(163,235)
Accumulated other comprehensive income	15,315	7,694
Treasury stock, at cost (1,391 and 1,519 shares at September 30, 2013 and March 31, 2013, respectively)	(32,148)	(35,104)
Total stockholders’ equity	237,907	276,916

Total liabilities and stockholders’ equity	$880,211	$911,591

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Net sales	$212,740	$215,991	$415,463	$439,623

Operating costs and expenses:
Cost of sales	182,501	183,053	367,690	374,374
Selling, general and administrative expenses	22,662	26,308	49,164	53,563
Research and development	5,861	6,833	12,241	14,566
Restructuring charges	1,365	8,522	5,975	9,786
Goodwill impairment	—	1,092	—	1,092
Write down of long-lived assets	—	4,234	—	4,234
Net (gain) loss on sales and disposals of assets	42	(31)	42	73
Total operating costs and expenses	212,431	230,011	435,112	457,688

Operating income (loss)	309	(14,020)	(19,649)	(18,065)

Other (income) expense:
Interest income	(11)	(26)	(175)	(57)
Interest expense	9,908	10,136	19,942	20,593
Other (income) expense, net	947	(996)	1,301	515
Loss before income taxes and equity loss from NEC TOKIN	(10,535)	(23,134)	(40,717)	(39,116)
Income tax expense	1,320	1,787	2,900	3,558
Loss before equity loss from NEC TOKIN	(11,855)	(24,921)	$(43,617)	$(42,674)
Equity loss from NEC TOKIN	(1,243)	—	(4,620)	—
Net loss	$(13,098)	$(24,921)	$(48,237)	$(42,674)

Net loss per share:
Basic	$(0.29)	$(0.55)	$(1.07)	$(0.95)
Diluted	$(0.29)	$(0.55)	$(1.07)	$(0.95)

Weighted-average shares outstanding:
Basic	45,092	44,911	45,057	44,860
Diluted	45,092	44,911	45,057	44,860

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Net loss	$(13,098)	$(24,921)	$(48,237)	$(42,674)

Other comprehensive income (loss):
Foreign currency translation gains (losses)	6,359	3,907	8,631	(4,059)
Defined benefit pension plans, net of tax impact	121	(1,244)	296	(1,142)
Post-retirement plan adjustments	(61)	(232)	(131)	(161)
Equity interest in investee’s other comprehensive income	(524)	—	(1,175)	—
Other comprehensive income (loss)	5,895	2,431	7,621	(5,362)

Total comprehensive loss	$(7,203)	$(22,490)	$(40,616)	$(48,036)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Month Periods Ended September 30,
	2013	2012
Net loss	$(48,237)	$(42,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,780	23,177
Equity loss from NEC TOKIN	4,620	—
Amortization of debt discount and debt issuance costs	1,959	1,924
Stock-based compensation expense	1,628	2,506
Long-term receivable write down	1,444	—
Change in value of NEC TOKIN options	383	—
Net loss on sales and disposals of assets	42	73
Pension and other post-retirement benefits	27	205
Write down of long-lived assets	—	4,234
Settlement gain on benefit plans	—	(1,675)
Goodwill impairment	—	1,092
Change in deferred income taxes	(957)	838
Change in operating assets	(6,156)	(18,656)
Change in operating liabilities	(12,107)	2,154
Other	(32)	178
Net cash used in operating activities	(31,606)	(26,624)

Investing activities:
Capital expenditures	(18,337)	(30,343)
Change in restricted cash	2,874	—
Net cash used in investing activities	(15,463)	(30,343)

Financing activities:
Proceeds from revolving line of credit	21,000	—
Proceeds from issuance of debt	—	15,825
Deferred acquisition payments	(11,452)	(6,617)
Payments of long-term debt	(1,422)	(1,576)
Proceeds from exercise of stock options	57	42
Debt issuance costs	—	(275)
Net cash provided by financing activities	8,183	7,399
Net decrease in cash and cash equivalents	(38,886)	(49,568)
Effect of foreign currency fluctuations on cash	608	(458)
Cash and cash equivalents at beginning of fiscal period	95,978	210,521
Cash and cash equivalents at end of fiscal period	$57,700	$160,495

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and six month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations, comprehensive income or liquidity.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830).  The ASU revised the authoritative guidance on accounting for cumulative translation adjustment specifying that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for fiscal years beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations, comprehensive income or liquidity.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income.  The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The ASU is effective for the Company for interim and annual periods beginning after April 1, 2013.  The adoption of the ASU had no effect on the Company’s financial position, results of operations, comprehensive income or liquidity.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This provision is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This accounting guidance is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or liquidity.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Restricted Cash

As discussed in Note 2, Debt, the Company received a $24.0 million prepayment from an original equipment manufacturer (“OEM”) and utilized $11.6 million for the purchase of manufacturing equipment; the remaining proceeds of $12.4 million are classified as restricted cash at September 30, 2013.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and March 31, 2013 are as follows (amounts in thousands):

	Carrying Value	Fair Value				Carrying Value	Fair Value
	September 30,	September 30,	Fair Value Measurement Using			March 31,	March 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2 (2)	Level 3	2013	2013	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$5,281	$5,281	$5,281	$—	$—	$29,984	$29,984	$29,984	$—	$—
Long-term debt	403,278	357,779	315,950	41,829	—	383,500	393,928	369,200	24,728	—
NEC TOKIN options, net (3)	106	106	—	—	106	489	489	—	—	489

(1)             Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)             The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

(3)             See Note 5, Investment in NEC TOKIN, for a description of the NEC TOKIN options.  The value of the options are interrelated and depend on the enterprise value of NEC TOKIN Corporation and its EBITDA over the duration of the instruments. Therefore, the options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousand):

March 31, 2013	$489
Increase in value of NEC TOKIN options	(383)
September 30, 2013	$106

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2013	March 31, 2013
Raw materials and supplies	$98,563	$84,852
Work in process	68,798	70,522
Finished goods	67,996	68,705
	235,357	224,079
Inventory reserves (1)	(26,521)	(18,464)
	$208,836	$205,615

(1)         During the six month period ended September 30, 2013, the Company recorded a $3.9 million reserve for inventory held by a third party.

Warrant

As of September 30, 2013 and March 31, 2013, 8.4 million shares were subject to the warrant held by K Equity, LLC.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were 1.5% or less for the quarters and six month periods ended September 30, 2013 and 2012. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	September 30, 2013	March 31, 2013
10.5% Senior Notes, net of premium of $3,463 and $3,773 as of September 30, 2013 and March 31, 2013, respectively	$358,463	$358,773
Advanced payment from OEM, net of discount of $641 and $1,056 as of September 30, 2013 and March 31, 2013, respectively	21,954	22,944
Revolving line of credit	21,000	—
Other	1,861	1,783
Total debt	403,278	383,500
Current maturities	(29,772)	(10,793)
Total long-term debt	$373,506	$372,707

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended September 30, 2013 and 2012, is as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Contractual interest expense	$8,963	$9,182	$17,983	$18,669
Amortization of debt issuance costs	426	426	852	852
Amortization of debt (premium) discount	42	(144)	104	(298)
Imputed interest on acquisition related obligations	477	672	1,003	1,370
	$9,908	$10,136	$19,942	$20,593

Revolving Line of Credit

KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”) which provides a $50 million revolving line of credit.  A portion of the U.S. and Singapore facilities can be used to issue letters of credit “Letters of Credit”.

On September 24, 2013, the Company borrowed $9.0 million from the revolving line of credit at a rate of 5.75% (Base Rate, as defined in the Loan and Security Agreement, plus 2.5%).  As this is a base rate borrowing, there is not a specific repayment date and the amount can be repaid at any time prior to the expiration of the facility.  On September 27, 2013, the Company borrowed $12.0 million from the revolving line of credit at a rate of 4.0%  (London Interbank Offer Rate (“LIBOR”) plus 3.75% based upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of June 30, 2013).  The term on this borrowing is 31 days with total interest and principal payable at maturity on October 28, 2013, however it was extended to November 26, 2013 subsequent to September 30, 2013.  These borrowings are classified as current as the facilities expire on September 30, 2014.  These were the only borrowings under the revolving line of credit and they remained outstanding as of September 30, 2013.

As described below in the section titled “Advance Payment from OEM”, a standby Letter of Credit for $16.0 million was delivered to the OEM on October 8, 2012 and in the six months ended September 30, 2013, the Company issued two Letters of Credit for EUR 1.1 million ($1.5 million) and EUR 0.7 million ($0.9 million), respectively, related to the construction of the new manufacturing location in Italy. These three letters of credit reduced the Company’s availability under the Loan and Security Agreement.  As of September 30, 2013, the Company’s borrowing capacity under the revolving line of credit was $3.0 million.

Advanced Payment from OEM

On August 28, 2012, the Company entered into and amended an agreement (the “Agreement”) with the OEM, pursuant to which the OEM agreed to advance the Company $24.0 million (the “Advance Payment”).  As of September 30, 2013 and March 31, 2013, the Company had $22.6 million and $24.0 million, respectively, outstanding to the OEM.  On a monthly basis starting in June 2013, the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, not to exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET’s price within 110% of the third-party price.  In June 2015, the outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, the Company delivered to the OEM an irrevocable standby Letter of Credit in the amount of $16.0 million on October 8, 2012 and on October 22, 2012, the Company received the Advance Payment from the OEM.

The OEM may demand repayment of the entire balance outstanding or draw upon the Letter of Credit if any of the following events occur while the Agreement is still in effect: (i) the Company commits a material breach of the Agreement, the statement of work or the master purchase agreement between the OEM and the Company; (ii) the Company’s credit rating issued by Standard & Poor’s Financial Services LLC or its successor or Moody’s Investors Services, Inc. or its successors drops below CCC+ or Caa1, respectively; (iii) the Company’s cash balance on the last day of any fiscal quarter is less than $60.0 million; (iv) the Letter of Credit has been terminated without being replaced prior to repayment of the Advance Payment amount; (v) the Company or substantially all of its assets are sold to a party other than a subsidiary of the Company; (vi) all or substantially all of the assets of a subsidiary of the Company, or any of the shares of such subsidiary, are sold, whose assets are used to develop and produce the Goods; (vii) the Company or any subsidiary which accounts for 20% or more of the Company’s consolidated total assets (“Company Entity”) applies for judicial or extra judicial settlement with its creditors, makes an assignment for the benefit of its creditors, voluntarily files for bankruptcy or has a receiver or trustee in bankruptcy appointed by reason of its insolvency, or in the event of an involuntary bankruptcy action, liquidation proceeding, dissolution or similar proceeding is filed against a Company Entity and not dismissed within sixty (60) days.  To the Company’s best knowledge and belief, none of these triggers have been met including maintaining a minimum cash balance since our cash balance (including restricted cash under the OEM agreement) exceeds the $60.0 million threshold.

10.5% Senior Notes

As of September 30, 2013 and March 31, 2013, the Company had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).  The Company had interest payable related to the 10.5% Senior Notes included in the line “Accrued expenses” on its Condensed Consolidated balance sheets of $15.5 million at September 30, 2013 and March 31, 2013.

Note 3. Restructuring Charges

In the second quarter of fiscal year 2010, the Company initiated the first phase of a plan to restructure the Film and Electrolytic Business Group (“Film and Electrolytic”) and to reduce overhead. Since that time, the restructuring plan was expanded to both business groups and includes implementing programs to make the Company more competitive by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company.

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended September 30, 2013 and 2012, are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Cost of relocating manufacturing equipment	$548	$1,015	$1,023	$1,161
Personnel reduction costs	817	7,507	4,952	8,625
	$1,365	$8,522	$5,975	$9,786

Six month period ended September 30, 2013

The Company incurred $6.0 million in restructuring charges in the six month period ended September 30, 2013 including $5.0 million related to personnel reduction costs which is comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.2 million related to a reduction of the solid capacitor production workforce in Mexico, $1.1 million related to the Company’s initiative to reduce overhead, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.  The additional expense related to CIGS is an agreement with the labor union which allowed the Company to place up to 170 workers, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a maximum of 12 months for the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work.

In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.0 million for the consolidation of manufacturing operations within Italy and relocation of equipment to Evora, Portugal and Skopje, Macedonia.

Six month period Ended September 30, 2012

Restructuring charges in the six months ended September 30, 2012 included personnel reduction costs of $8.6 million and manufacturing relocation costs of $1.2 million.  The personnel reduction costs were comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center and $1.7 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center.  The Company also incurred $4.1 million for reductions in production workforce across the entire Company and reducing overhead.  In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.2 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and six month periods ended September 30, 2013 and 2012 are as follows (amounts in thousands):

	Quarter Ended September 30, 2013		Quarter Ended September 30, 2012
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$8,947	$—	$11,184	$—
Costs charged to expense	817	548	7,507	1,015
Costs paid or settled	(4,648)	(548)	(4,048)	(1,015)
Change in foreign exchange	155	—	376	—
End of period	$5,271	$—	$15,019	$—

	Six Month Period Ended September 30, 2013		Six Month Period Ended September 30, 2012
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations

Beginning of period	$13,509	$567	$11,474	$—
Costs charged to expense	4,952	1,023	8,625	1,161
Costs paid or settled	(13,517)	(1,590)	(4,851)	(1,161)
Change in foreign exchange	327	—	(229)	—
End of period	$5,271	$—	$15,019	$—

Note 4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) for the quarters ended September 30, 2013 and 2012 includes the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013	$15,810	$(7,487)	$1,748	$(651)	$9,420
Other comprehensive income (loss) before reclassifications	6,359	—	—	(524)	5,835
Amounts reclassified out of AOCI	—	121	(61)	—	60
Other comprehensive income (loss)	6,359	121	(61)	(524)	5,895
Balance at September 30, 2013	$22,169	$(7,366)	$1,687	$(1,175)	$15,315

	$—

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Net Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2012	$10,141	$(7,980)	$2,066	$4,227
Other comprehensive income (loss) before reclassifications	3,907	—	—	3,907
Amounts reclassified out of AOCI	—	(1,244)	(232)	(1,476)
Other comprehensive income (loss)	3,907	(1,244)	(232)	2,431
Balance at September 30, 2012	$14,048	$(9,224)	$1,834	$6,658

Changes in Accumulated Other Comprehensive Income (Loss) for the six month periods ended September 30, 2013 and 2012 includes the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$13,538	$(7,662)	$1,818	$—	$7,694
Other comprehensive income (loss) before reclassifications	8,631	—	—	(1,175)	7,456
Amounts reclassified out of AOCI	—	296	(131)	—	165
Other comprehensive income (loss)	8,631	296	(131)	(1,175)	7,621
Balance at September 30, 2013	$22,169	$(7,366)	$1,687	$(1,175)	$15,315

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012	$18,107	$(8,082)	$1,995	$12,020
Other comprehensive income (loss) before reclassifications	(4,059)	—	—	(4,059)
Amounts reclassified out of AOCI	—	(1,142)	(161)	(1,303)
Other comprehensive loss	(4,059)	(1,142)	(161)	(5,362)
Balance at September 30, 2012	$14,048	$(9,224)	$1,834	$6,658

(1)   Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there was no significant deferred   tax effect associated with the cumulative currency translation gains and losses during the quarters and six month periods ended September 30, 2013 and 2012.

(2)   Ending balance is net of tax of $2.3 million and $2.9 million as of September 30, 2013 and September 30, 2012, respectively.

Note 5. Investment in NEC TOKIN

On March 12, 2012, KEMET Electronics Corporation (“KEC”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (representing a 34% economic interest) of NEC TOKIN Corporation (“NEC TOKIN”), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The

Company accounts for the equity investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.

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

Concurrent with execution of the Stock Purchase Agreement and the Stockholders’ Agreement, KEC entered into an Option Agreement (the “Option Agreement”) with NEC whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN’s common stock (the “First Call Option”) by providing notice of the First Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, but not before August 1, 2014, KEC may also exercise an option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC (the “Second Call Option”) by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC. However, NEC may only exercise this right (the “Put Option”) from August 1, 2014 through April 1, 2016 if NEC TOKIN achieves certain financial performance measures. The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NEC TOKIN’s debt obligation to NEC which KEC will assume. The determination of the purchase price will be modified in the event there is a disagreement between NEC and KEC under the Stockholders’ Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NEC TOKIN to NEC. The valuation of these options as of March 31, 2013 resulted in a net long-term asset of $0.5 million which is included in the line item “Other assets” on the Condensed Consolidated Balance Sheets.  As of September 30, 2013, the Company has marked these options to fair value and recognized a $0.4 million loss included on the line item “Other expense, net” in the Condensed Consolidated Statement of Operations. The value included for the options in the line item “Other assets” on the Condensed Consolidated Balance Sheets as of September 30, 2013 is $0.1 million.

KEC’s total investment in NEC TOKIN including the net options described above on February 1, 2013 was $54.5 million which included $50.0 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and other various services necessary to complete the transactions). The Company has made a preliminary allocation of the aggregate purchase price, which are based upon estimates that the Company believes are reasonable and are subject to revision as additional information becomes available.

Summarized financial information for NEC TOKIN follows (in thousands):

	September 30, 2013		Six Month Period Ended September 30, 2013
Current assets	$230,061	Net sales	$258,266
Noncurrent assets	391,929	Gross profit	43,869
Current liabilities	133,267	Net loss	(11,942)
Noncurrent liabilities	397,422

As of September 30, 2013, the excess of the carrying value for its investment in NEC TOKIN over KEMET’s share of NEC TOKIN’s equity is $15.9 million. As of September 30, 2013, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance due from NEC TOKIN.  For the six month period ended September 30, 2013, KEMET recorded sales of $1.9 million to NEC TOKIN.  As of September 30, 2013 KEMET’s accounts receivable and accounts payable balances with NEC TOKIN were $0.2 million and $0.1 million respectively.  In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement to provide services for which KEC would be reimbursed.  As of September 30, 2013 KEMET’s receivable balances under this agreement is $0.7 million.

Note 6. Segment and Geographic Information

In the first quarter of fiscal year 2014, the Company reorganized its business by combining its Tantalum Business Group and Ceramic Business Group into one business group, Solid Capacitors Business Group (“Solid Capacitors”).  Following the reorganization, based on information regularly reviewed by the chief operating decision maker, KEMET’s two business groups are comprised of the Film and Electrolytic Business Group (“Film and Electrolytic”) and the Solid Capacitors.  These business groups are responsible for their respective manufacturing sites as well as related research and development efforts.

Consistent with management reporting, the Company does not allocate indirect Selling, general and administrative (“SG&A”) and Research and development (“R&D”) expenses to the business groups.  Prior period information has been reclassified to conform to current year presentation.

Solid Capacitors

Operating in ten manufacturing sites in the United States, Mexico, China and Portugal, Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors and has a product innovation center in the United States.

Film and Electrolytic

Film and Electrolytic operates fifteen manufacturing sites throughout Europe, Asia, and the United States and produces film, paper, and electrolytic capacitors which are sold globally. Film and Electrolytic also manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors and operates a machinery division located in Italy that provides automation solutions for the manufacture, processing and assembly of metalized films, film/foil and electrolytic capacitors; and designs, assembles and installs automation solutions for the production of energy storage devices. In addition, this business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and six month periods ended September 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Net sales:
Solid Capacitors	$157,714	$162,424	$307,115	$323,168
Film and Electrolytic	55,026	53,567	108,348	116,455
	$212,740	$215,991	$415,463	$439,623

Operating income (loss)(1):
Solid Capacitors	$25,386	$23,098	$38,194	$48,768
Film and Electrolytic (2)	(3,487)	(12,743)	(11,530)	(18,764)
Unallocated operating expenses	(21,590)	(24,375)	(46,313)	(48,069)
	$309	$(14,020)	$(19,649)	$(18,065)

Depreciation and amortization expenses:
Solid Capacitors	$7,301	$7,336	$14,611	$14,527
Film and Electrolytic	3,282	3,097	7,789	6,546
Unallocated operating expenses	1,466	1,088	3,380	2,104
	$12,049	$11,521	$25,780	$23,177

(1)          Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Restructuring charges:
Solid Capacitors	$99	$3,217	3,144	3,210
Film and Electrolytic	1,063	5,305	2,473	6,576
Corporate	203	—	358	—
	$1,365	$8,522	$5,975	$9,786

(2)          Film and Electrolytic incurred the following operating expenses (benefits): Goodwill impairment of $1.1 million, Write down of long-lived assets of $4.2 million and a Settlement gain on benefit plan of $(1.7) million in the quarter and six month period ended September 30, 2012.

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Sales by region:
North and South America (“Americas”)	$67,798	$62,243	$127,368	$122,728
Europe, Middle East, Africa (“EMEA”)	69,470	70,673	142,511	150,058
Asia and Pacific Rim (“APAC”)	75,472	83,075	145,584	166,837
	$212,740	$215,991	$415,463	$439,623

The following table reflects each business group’s total assets as of September 30, 2013 and March 31, 2013 (amounts in thousands):

	September 30, 2013	March 31, 2013
Total assets:
Solid Capacitors	$502,624	$517,024
Film and Electrolytic	302,105	308,751
Corporate	75,482	85,816
	$880,211	$911,591

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2013 and 2012 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended September 30,		Quarters Ended September 30,
	2013	2012	2013	2012
Net service cost	$332	$415	$—	$—
Interest cost	428	494	7	7
Expected return on net assets	(110)	(172)	—	—
Amortization:
Actuarial (gain) loss	79	130	(60)	(81)
Prior service cost	1	6	—	—
Curtailment loss on benefit plans	—	(1,675)	—	—

Total net periodic benefit (income) costs	$730	$(802)	$(53)	$(74)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the six month periods ended September 30, 2013 and 2012 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Six Month Periods Ended		Six Month Periods Ended September
	2013	2012	2013	2012
Net service cost	$663	$829	$—	$—
Interest cost	856	988	12	14
Expected return on net assets	(219)	(344)	—	—
Amortization:
Actuarial (gain) loss	157	260	(130)	(161)
Prior service cost	2	12	—	—
Net curtailment and settlement gain on benefit plans	—	(1,675)	—	—

Total net periodic benefit (income) costs	$1,459	$70	$(118)	$(147)

In fiscal year 2014, the Company expects to contribute up to $1.6 million to the pension plans, $0.6 million of which has already been contributed as of September 30, 2013.  The Company’s policy is to pay benefits as costs are incurred for the postretirement benefit plan.

Note 8. Stock-based Compensation

The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. At September 30, 2013, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”).  The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to three years and expire ten years from the grant date. The Company grants restricted stock units to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. Once vested and settled, restricted stock units are converted into restricted stock and cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors, as applicable, resigns from his or her position, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership exceeds the target. This expense is being recognized over the respective vesting periods.

Historically, the Board of Directors of the Company has approved annual Long Term Incentive Plans (“LTIP”) which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA target for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted stock units, or a combination of both as determined by the Company’s Board of Directors. The 2014/2015 LTIP and 2013/2014 LTIP also awarded restricted stock units which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item “Accrued expenses” on the Consolidated Balance Sheets and any restricted stock unit commitment is reflected in the line item “Additional paid-in capital” on the Consolidated Balance Sheets.

The compensation expense associated with stock-based compensation for the quarters ended September 30, 2013 and 2012 are recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended September 30, 2013			Quarter Ended September 30, 2012
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$135	$(31)	$124	$214	$121	$88
Selling, general and administrative expenses	137	72	169	242	356	161
Research and development	10	—	44	32	—	28
	$282	$41	$337	$488	$477	$277

The compensation expense associated with stock-based compensation for the six month periods ended September 30, 2013 and 2012 are recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Six Month Period Ended September 30, 2013			Six Month Period Ended September 30, 2012
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$273	$32	$238	$426	$242	$156
Selling, general and administrative expenses	284	305	383	496	754	334
Research and development	20	—	93	50	—	48
	$577	$337	$714	$972	$996	$538

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net loss for the six month periods ended September 30, 2013 and 2012. Approximately twenty-eight thousand and twenty-one thousand stock options were exercised in the six month periods ended September 30, 2013 and 2012, respectively.

Note 9. Income Taxes

During the quarter ended September 30, 2013, the Company incurred $1.3 million of income tax expense which is related to income taxes for foreign operations.  Income tax expense for the six month period ended September 30, 2013 was $2.9 million, comprised of $2.8 million related to income taxes for foreign operations and $0.1 million of state income tax expense.

During the quarter ended September 30, 2012, the Company incurred $1.8 million of income tax expense which was related to income taxes for foreign operations.  Income tax expense for the six month period ended September 30, 2012 was $3.6 million, comprised of $3.5 million related to income taxes for foreign operations and $0.1 million of state income tax expense.

There is no U.S. federal income tax benefit from the quarter and six month periods ended September 30, 2013 and September 30, 2012 due to a valuation allowance on deferred tax assets.

Note 10. Basic and Diluted Net Loss Per Common Share

The following table presents basic EPS and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(13,098)	$(24,921)	$(48,237)	$(42,674)

Denominator:
Weighted-average shares outstanding:
Basic	45,092	44,911	45,057	44,860
Assumed conversion of employee stock grants	—	—	—	—
Assumed conversion of warrants	—	—	—	—
Diluted	45,092	44,911	45,057	44,860

Basic loss per sare	$(0.29)	$(0.55)	$(1.07)	$(0.95)
Diluted loss per share	$(0.29)	$(0.55)	$(1.07)	$(0.95)

Common stock equivalents that could potentially dilute net loss per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, are as follows (amounts in thousands):

	Quarters Ended September 30,		Quarters Ended September 30,
	2013	2012	2013	2012
Assumed conversion of employee stock grants	2,234	1,454	1,941	1,444
Assumed conversion of warrants	6,371	6,591	6,540	6,929

Note 11. Concentrations of Risks

The Company sells to customers globally and on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection, as the Company generally does not require collateral from its customers.  One customer accounted for over 10% of the Company’s net sales in the quarters and six month periods ended September 30, 2013 and 2012.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable at September 30, 2013 and March 31, 2013.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 44% of the Company’s net sales in the six month periods ended September 30, 2013 and 2012.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

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

Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet

September 30, 2013

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,656	$23,816	$32,228	$—	$57,700
Accounts receivable, net	—	46,457	56,908	—	103,365
Intercompany receivable	315,897	305,227	185,748	(806,872)	—
Inventories, net	—	124,819	84,017	—	208,836
Prepaid expenses and other	3,143	21,290	21,193	(2,913)	42,713
Deferred income taxes	—	894	3,559	—	4,453
Total current assets	320,696	522,503	383,653	(809,785)	417,067
Property and equipment, net	351	110,934	200,149	—	311,434
Investments in NEC TOKIN	—	46,942	—	—	46,942
Investments in subsidiaries	400,530	424,388	30,285	(855,203)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	29,072	8,996	—	38,068
Restricted cash	—	14,638	—	—	14,638
Deferred income taxes	—	1,500	7,217	—	8,717
Other assets	6,078	642	1,041	—	7,761
Long-term intercompany receivable	80,068	59,417	2,801	(142,286)	—
Total assets	$807,723	$1,245,620	$634,142	$(1,807,274)	$880,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,490	$9,000	$13,282	$—	$29,772
Accounts payable, trade	135	35,178	45,579	—	80,892
Intercompany payable	144,357	541,024	121,491	(806,872)	—
Accrued expenses	37,171	12,166	37,555	—	86,892
Income taxes payable and deferred income taxes	—	3,143	1,581	(2,913)	1,811
Total current liabilities	189,153	600,511	219,488	(809,785)	199,367
Long-term debt, less current portion	372,927	—	579	—	373,506
Other non-current obligations	7,736	2,825	50,303	—	60,864
Deferred income taxes	—	3,123	5,444	—	8,567
Long-term intercompany payable	—	80,068	62,218	(142,286)	—
Stockholders’ equity	237,907	559,093	296,110	(855,203)	237,907

Total liabilities and stockholders’ equity	$807,723	$1,245,620	$634,142	$(1,807,274)	$880,211

Condensed Consolidating Balance Sheet

March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,202	$52,056	$26,720	$—	$95,978
Accounts receivable, net	—	42,051	54,513	—	96,564
Intercompany receivable	287,513	251,524	150,376	(689,413)	—
Inventories, net	—	126,286	79,329	—	205,615
Prepaid expenses and other	3,186	13,564	27,303	(2,952)	41,101
Deferred income taxes	—	578	3,589	—	4,167
Total current assets	307,901	486,059	341,830	(692,365)	443,425
Property and equipment, net	361	111,584	192,563	—	304,508
Investments in NEC TOKIN	—	52,738	—	—	52,738
Investments in subsidiaries	423,695	424,386	10,750	(858,831)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	29,763	8,883	—	38,646
Restricted cash	—	17,397	—	—	17,397
Deferred income taxes	—	1,500	6,494	—	7,994
Other assets	6,741	3,173	1,385	—	11,299
Long-term intercompany receivable	75,919	56,338	2,800	(135,057)	—
Total assets	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,561	$16	$1,216	$—	$10,793
Accounts payable, trade	61	37,444	36,164	—	73,669
Intercompany payable	100,947	481,707	106,759	(689,413)	—
Accrued expenses	37,490	19,615	38,839	—	95,944
Income taxes payable and deferred income taxes	—	3,046	980	(2,952)	1,074
Total current liabilities	148,059	541,828	183,958	(692,365)	181,480
Long-term debt, less current portion	372,157	—	550	—	372,707
Other non-current obligations	17,485	3,899	50,562	—	71,946
Deferred income taxes	—	2,808	5,734	—	8,542
Long-term intercompany payable	—	75,919	59,138	(135,057)	—
Stockholders’ equity	276,916	594,068	264,763	(858,831)	276,916

Total liabilities and stockholders’ equity	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591

Condensed Consolidating Statement of Operations

For the Quarter Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$67	$246,248	$213,145	$(246,720)	$212,740

Operating costs and expenses:
Cost of sales	315	223,377	189,921	(231,112)	182,501
Selling, general and administrative expenses	9,944	16,293	12,033	(15,608)	22,662
Research and development	54	3,791	2,016	—	5,861
Restructuring charges	—	446	919	—	1,365
Net loss on sales and disposals of assets	—	18	24	—	42
Total operating costs and expenses	10,313	243,925	204,913	(246,720)	212,431

Operating income (loss)	(10,246)	2,323	8,232	—	309

Other (income) expense, net	149	9,863	832	—	10,844
Equity in earnings of subsidiaries	2,703	—	—	(2,703)	—
Income (loss) before income taxes and equity loss from NEC TOKIN	(13,098)	(7,540)	7,400	2,703	(10,535)

Income tax expense	—	34	1,286	—	1,320

Income (loss) before equity loss from NEC TOKIN	(13,098)	(7,574)	6,114	2,703	(11,855)
Equity loss from NEC TOKIN	—	(1,243)	—	—	(1,243)
Net income (loss)	$(13,098)	$(8,817)	$6,114	$2,703	$(13,098)

Condensed Consolidating Statements of Comprehensive Income (Loss)

Quarter Ended September 30, 2013

Comprehensive income (loss)	$(10,578)	$(9,941)	$10,613	$2,703	$(7,203)

Condensed Consolidating Statement of Operations

For the Quarter Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$233,867	$226,355	$(244,231)	$215,991

Operating costs and expenses:
Cost of sales	675	214,546	201,726	(233,894)	183,053
Selling, general and administrative expenses	13,436	10,977	12,232	(10,337)	26,308
Research and development	59	4,741	2,033	—	6,833
Restructuring charges	—	1,797	6,725	—	8,522
Goodwill impairment	—	1,092	—		1,092
Write down of long-lived assets	—	—	4,234		4,234
Net loss on sales and disposals of assets	—	—	(31)	—	(31)
Total operating costs and expenses	14,170	233,153	226,919	(244,231)	230,011

Operating income (loss)	(14,170)	714	(564)	—	(14,020)

Other (income) expense, net	(3,224)	11,493	845	—	9,114
Equity in earnings of subsidiaries	13,975	—	—	(13,975)	—
Income before income taxes	(24,921)	(10,779)	(1,409)	13,975	(23,134)

Income tax expense	—	47	1,740	—	1,787

Net income (loss)	$(24,921)	$(10,826)	$(3,149)	$13,975	$(24,921)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Quarter Ended September 30, 2012

Comprehensive income (loss)	$(22,906)	$(11,489)	$(2,070)	$13,975	$(22,490)

Condensed Consolidating Statement of Operations

For the Six Month Period Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$86	$483,571	$421,448	$(489,642)	$415,463

Operating costs and expenses:
Cost of sales	718	450,532	380,340	(463,900)	367,690
Selling, general and administrative expenses	20,555	28,559	25,792	(25,742)	49,164
Research and development	144	8,066	4,031	—	12,241
Restructuring charges	—	2,380	3,595	—	5,975
Net loss on sales and disposals of assets	—	18	24	—	42
Total operating costs and expenses	21,417	489,555	413,782	(489,642)	435,112

Operating income (loss)	(21,331)	(5,984)	7,666	—	(19,649)

Other (income) expense, net	208	20,921	(61)	—	21,068
Equity in earnings of subsidiaries	26,698	—	—	(26,698)	—
Income (loss) before income taxes and equity loss from NEC TOKIN	(48,237)	(26,905)	7,727	26,698	(40,717)

Income tax expense	—	89	2,811	—	2,900

Income (loss) before equity loss from NEC TOKIN	(48,237)	(26,994)	4,916	26,698	(43,617)
Equity loss from NEC TOKIN	—	(4,620)	—	—	(4,620)
Net income (loss)	$(48,237)	$(31,614)	$4,916	$26,698	$(48,237)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Six Month Period Ended September 30, 2013

Comprehensive income (loss)	$(44,088)	$(34,978)	$11,752	$26,698	$(40,616)

Condensed Consolidating Statement of Operations

For the Six Month Period Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$474,811	$455,070	$(490,258)	$439,623

Operating costs and expenses:
Cost of sales	1,093	432,864	409,303	(468,886)	374,374
Selling, general and administrative expenses	15,041	31,720	28,174	(21,372)	53,563
Research and development	100	10,029	4,437	—	14,566
Restructuring charges	—	1,960	7,826	—	9,786
Goodwill impairment	—	1,092	—	—	1,092
Write down of long-lived assets	—	—	4,234	—	4,234
Net loss on sales and disposals of assets	—	33	40	—	73
Total operating costs and expenses	16,234	477,698	454,014	(490,258)	457,688

Operating income (loss)	(16,234)	(2,887)	1,056	—	(18,065)

Other (income) expenses:
Other (income) expense, net	6,963	14,652	(564)	—	21,051
Equity in earnings of subsidiaries	19,477	—	—	(19,477)	—
Income before income taxes	(42,674)	(17,539)	1,620	19,477	(39,116)

Income tax expense (benefit)	—	107	3,451	—	3,558

Net income (loss)	$(42,674)	$(17,646)	$(1,831)	$19,477	$(42,674)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Six Month Period Ended September 30, 2012

Comprehensive income (loss)	$(45,200)	$(17,267)	$(5,046)	$19,477	$(48,036)

Condensed Consolidating Statement of Cash Flows

For the Six Month Period Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash used in operating activities	$(3,747)	$(29,147)	$1,288	$—	$(31,606)

Investing activities:
Capital expenditures	—	(9,474)	(8,863)	—	(18,337)
Change in restricted cash	—	2,874	—	—	2,874
Net cash used in investing activities	—	(6,600)	(8,863)	—	(15,463)

Financing activities:
Proceeds from revolving line credit	—	9,000	12,000	—	21,000
Deferred acquisition payments	(10,452)	(1,000)	—	—	(11,452)
Payments of long-term debt	(1,404)	(18)	—	—	(1,422)
Proceeds from exercise of stock options	57	—	—	—	57
Net cash used in financing activities	(11,799)	7,982	12,000	—	8,183
Net decrease in cash and cash equivalents	(15,546)	(27,765)	4,425	—	(38,886)
Effect of foreign currency fluctuations on cash	—	(475)	1,083	—	608
Cash and cash equivalents at beginning of fiscal period	17,202	52,056	26,720	—	95,978
Cash and cash equivalents at end of fiscal period	$1,656	$23,816	$32,228	$—	$57,700

Condensed Consolidating Statements of Cash Flows

For the Six Month Period Ended September 30, 2012

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(9,510)	$(48,702)	$31,588	$—	$(26,624)

Investing activities:
Capital expenditures	—	(9,877)	(20,466)	—	(30,343)
Net cash used in investing activities	—	(9,877)	(20,466)	—	(30,343)

Financing activities:
Proceeds from issuance of debt	15,825	—	—	—	15,825
Payments of long-term debt	—	—	(1,576)	—	(1,576)
Deferred acquisition payments	(5,617)	(1,000)	—	—	(6,617)
Proceeds from exercise of stock options	42	—	—	—	42
Debt issuance costs	(275)	—	—	—	(275)
Net cash provided by (used in) financing activities	9,975	(1,000)	(1,576)	—	7,399
Net increase (decrease) in cash and cash equivalents	465	(59,579)	9,546	—	(49,568)
Effect of foreign currency fluctuations on cash	—	(48)	(410)	—	(458)
Cash and cash equivalents at beginning of fiscal period	7,933	178,205	24,383	—	210,521
Cash and cash equivalents at end of fiscal period	$8,398	$118,578	$33,519	$—	$160,495

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” or other similar expressions and future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A Risk Factors, of the Company’s 2013 Annual Report. The statements are representative only as of the date they are made, and we undertook no obligation to update any forward-looking statement.

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

Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) continued net losses could impact our ability to realize current operating plans and could materially adversely affect our liquidity and our ability to continue to operate; (iii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iv) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased materials; (v) changes in the competitive environment; (vi) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) difficulties, delays or unexpected costs in completing the restructuring plan; (ix) equity method investments expose us to a variety of risks; (x) acquisitions and other strategic transactions expose us to a variety of risks; (xi) inability to attract, train and retain effective employees and management; (xii) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xiii) exposure to claims alleging product defects; (xiv) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) the need to reduce the total costs of our products to remain competitive; (xviii) potential limitation on the use of net operating losses to offset possible future taxable income; (xix) restrictions in our debt agreements that limit our flexibility in operating our business; and (xx) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.

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

Our judgments are based on management’s assessment as to the effect certain estimates, assumptions, future trends or events may have on the financial condition and results of operations reported in the unaudited condensed consolidated financial statements. It is important that readers of these unaudited financial statements understand that actual results could differ from these estimates, assumptions, and judgments.

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

We manufacture a broad line of tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors which are available in many different sizes. Our product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of their needs independent of application and end use.

In fiscal year 2013, we shipped approximately 32 billion capacitors and in the six month period ended September 30, 2013, we shipped approximately 18 billion capacitors. We believe the long-term demand for capacitors will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% though one customer, a distributor, accounted for more than 10% of our net sales in the six month period ended September 30, 2013.  We continue to focus on specialty products and during the six month period ended September 30, 2013, we introduced 4,775 new products of which, 231 were first to market.  Specialty products accounted for 44.3% of our revenue over this period.

We operate 23 production facilities in Europe, North America, and Asia and employ approximately 9,500 employees worldwide. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico and China. Production that remains in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.  For the six month periods ended September 30, 2013 and 2012, our consolidated net sales were $415.5 million and $439.6 million, respectively.

In the first quarter of fiscal year 2014, we reorganized our business by combining our Tantalum Business Group and Ceramic Business Group into one business group, Solid Capacitors.  Following the reorganization, our two business groups are comprised of: the Solid Capacitors Business Group (“Solid Capacitors”) and the Film and Electrolytic Business Group (Film and Electrolytic”).  These business groups are responsible for their respective manufacturing sites as well as all related research and development efforts.

Recent Developments and Trends

Net sales for the quarter ended September 30, 2013 improved 4.9% compared to the quarter ended June 30, 2013.  Despite the improvement in net sales, we incurred $0.3 million in operating income and a net loss of $13.1 million.  We expect our operating results to improve as we continue to shift production to lower cost locations and reduce our inventory levels.  In addition, we believe our recent equity investment activity enhances our competitive position.  These trends are described in more detail below.

Equity Investment

On March 12, 2012, KEMET Electronics Corporation (“KEC”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (representing a 34% economic interest) of NEC TOKIN, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for the equity investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. In the quarter and six month periods ended September 30, 2013, we incurred a loss on our equity investment in NEC TOKIN of $1.2 million and $4.6 million, respectively.

Restructuring

We incurred $6.0 million in restructuring charges in the six month period ended September 30, 2013, including $5.0 million related to personnel reduction costs.  The restructuring costs were comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.1 million related to the reduction of solid capacitor production workforce in Mexico,

$1.1 million related to the Company’s initiative to reduce overhead within the Company, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.  The additional expense related to CIGS is an agreement with the labor union which allowed the Company to place up to 170 workers, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a maximum of 12 months for the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program. Upon termination of the plan, the affected employees return to work. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.0 million for the consolidation of manufacturing operations within Italy and relocation of equipment to Evora, Portugal and Skopje, Macedonia.

Outlook

For the third quarter of fiscal year 2014, we expect net sales to increase up to 1% when compared to the second quarter of fiscal year 2014.  We expect Adjusted gross margins will improve to between 16% and 17.5% and Selling, general and administrative (“SG&A”) and Research and development (“R&D”) costs to be consistent with the quarter ended September 30, 2013.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended September 30, 2013 with the quarter ended September 30, 2012

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended September 30,
	2013	% to Total Sales	2012	% to Total Sales
Net sales	$212,740		$215,991

Gross margin	30,239	14.2%	32,938	15.2%

Selling, general and administrative expenses	22,662	10.7%	26,308	12.2%
Research and development	5,861	2.8%	6,833	3.2%
Restructuring charges	1,365	0.6%	8,522	3.9%
Goodwill impairment	—	—	1,092	0.5%
Write down of long-lived assets	—	—	4,234	2.0%
Net loss on sales and disposals of assets	42	—	(31)	—
Operating income (loss)	309	0.1%	(14,020)	(6.5)%

Other (income) expense, net	10,844	5.1%	9,114	4.2%
Loss before income taxes and equity loss from NEC TOKIN	(10,535)	(5.0)%	(23,134)	(10.7)%
Income tax expense	1,320	0.6%	1,787	0.8%
Loss before equity loss from NEC TOKIN	(11,855)	(5.6)%	(24,921)	(11.5)%
Equity loss from NEC TOKIN	(1,243)	(0.6)%	—	—
Net loss	$(13,098)	(6.2)%	$(24,921)	(11.5)%

Net Sales

Net sales for the quarter ended September 30, 2013 were $212.7 million compared to $216.0 million in the quarter ended September 30, 2012, representing a 1.5% decrease primarily due to a 10.1% decrease in average selling prices.  The decrease in average selling prices is due to a shift in product line mix.  In addition, net sales for Film and Electrolytic’ s machinery division decreased by $0.5 million from $4.8 million in the quarter ended September 30, 2012 compared to $4.3 million the quarter ended September 30, 2013.  These decreases were partially offset by an 8.8% increase in unit sales volumes due to increased demand in North and South America (the “Americas”) and Middle East and Africa (“EMEA”), which was partially offset by a decrease in demand in Asia and the Pacific Rim (“APAC”).

The following table reflects the percentage of net sales by region for the quarters ended September 30, 2013 and 2012:

	Quarters Ended September 30,
	2013	2012
Americas	32%	29%
EMEA	33%	33%
APAC	35%	38%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended September 30, 2013 and 2012:

	Quarters Ended September 30,
	2013	2012
Distributors	42%	42%
EMS	18%	18%
OEM	40%	40%
	100%	100%

Gross Margin

Gross margin for the quarter ended September 30, 2013 was $30.2 million compared to $32.9 million in the quarter ended September 30, 2012, representing an 8.2% decrease. Gross margin as a percentage of net sales decreased from 15.2% in the quarter ended September 30, 2012 to 14.2% in the quarter ended September 30, 2013.  The primary contributor to the decrease in gross margin percentages was a shift to lower priced products within Solid Capacitors.

Selling, General and Administrative Expenses

SG&A expenses were $22.7 million, or 10.7% of net sales for the quarter ended September 30, 2013 compared to $26.3 million or 12.2% of net sales for the quarter ended September 30, 2012.  The $3.6 million decrease in SG&A expenses primarily consists of the following items: $1.5 million decrease in payroll and related fringe benefit expenses as a result of headcount reductions, $1.0 million decrease in ERP integration costs, $0.7 million decrease in NEC TOKIN investment related expenses, $0.5 million decrease in travel expenses as part of overall cost saving initiatives, $0.5 million decrease in expense related to our investment to improve the health and educational facilities in the community of the Katanga Province of the Democratic Republic of the Congo and $0.4 million decrease in incentive compensation related to stock based compensation.  Partially offsetting these decreases, in the quarter ended September 30, 2012, we incurred a $1.7 million settlement gain on benefit plan as compared to no settlement gain in the corresponding period during the current fiscal year.

Research and Development

R&D expenses were $5.9 million or 2.8% of net sales for the quarter ended September 30, 2013, compared to $6.8 million, or 3.2% of net sales for the quarter ended September 30, 2012. The decrease primarily resulted from headcount reductions achieved by leveraging the technology and licensing agreement in place with NEC TOKIN.

Restructuring Charges

We incurred $1.4 million in restructuring charges in the quarter ended September 30, 2013 compared to $8.5 million in restructuring charges in the quarter ended September 30, 2012.  Restructuring charges in the quarter ended September 30, 2013 included $0.8 million related to personnel reduction costs, comprised of the following: $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to the Company’s initiative to reduce overhead.  The Company also incurred manufacturing relocation costs of $0.5 million for the consolidation of manufacturing operations within Italy and relocation of equipment to Evora, Portugal and Skopje, Macedonia.

Restructuring charges in the quarter ended September 30, 2012 included $3.9 million for reductions in workforce across the Company in response to lower unit sales volume and demand and the Company’s ongoing initiative to reduce overhead.

In addition, we incurred $2.8 million in termination benefits associated with the initial phase of converting the Landsberg, Germany manufacturing facility into a technology center and $0.8 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center. The Company also incurred manufacturing relocation costs of $1.0 million for relocation of equipment to China, Bulgaria, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy.

Operating Income (Loss)

Operating income for the quarter ended September 30, 2013 was $0.3 million compared to an operating loss of $14.0 million for the quarter ended September 30, 2012.  The expense reductions were primarily attributable to lower restructuring, SG&A and R&D expenses by $7.2 million, $3.6 million, and $1.0 million, respectively.  In addition, in the prior quarter ended September 30, 2012 we incurred a write down of long-lived assets of $4.2 million related to the impairment of manufacturing facilities in Italy and a $1.1 million goodwill impairment related to the KEMET Foil Manufacturing, LLC (“KEMET Foil”) reporting unit.  There were no such impairments recorded during the current fiscal quarter ended September 30, 2013.  Partially offsetting these improvements was a $2.7 million decrease in gross margin.

Other (Income) Expense, net

Other (income) expense, net was an expense of $10.8 million in the quarter ended September 30, 2013 compared to an expense of $9.1 million for the quarter ended September 30, 2012.  During the quarter ended September 30, 2013, we recognized a $0.5 million foreign currency exchange loss as compared to a $0.4 million gain on foreign currency exchange in the quarter ended September 30, 2012, primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  In addition in the quarter ended September 30, 2013, we recognized a $0.4 million decrease in the value of the NEC TOKIN options for the quarter ended September 30, 2013 and $0.2 million in charges related to the write-off of miscellaneous current assets that were deemed unrealizable compared to $0.2 million of income recognized in the quarter ended September 30, 2012.

Income Taxes

Our income tax expense for the quarter ended September 30, 2013 was $1.3 million compared to income tax expense of $1.8 million for the quarter ended September 30, 2012.  Income tax expense for the quarters ended September 30, 2013 and 2012 was principally related to income taxes for foreign operations.  There was no U.S. federal income tax benefit for the quarters ended September 30, 2013 and 2012 losses due to a valuation allowance on deferred tax assets.

Equity loss from NEC TOKIN

In the quarter ended September 30, 2013, we incurred an equity loss from our investment in NEC TOKIN of $1.2 million, an improvement of $2.2 million compared to the quarter ended June 30, 2013.  The improvement quarter over quarter is primarily the result of an 10% improvement in net sales and a four percentage point improvement in gross margins.

Business Groups Comparison of the Quarter Ended September 30, 2013 with the Quarter Ended September 30, 2012

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended September 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended September 30,
	2013	2012
Net sales:
Solid Capacitors	$157,714	$162,424
Film and Electrolytic	55,026	53,567
	$212,740	$215,991

Operating income (loss):
Solid Capacitors	$25,386	$23,098
Film and Electrolytic	(3,487)	(12,743)
Unallocated operating expenses	(21,590)	(24,375)
	$309	$(14,020)

Solid Capacitors

The following table sets forth Net sales, Operating income and Operating income as a percentage of Net sales for our Solid Capacitors business group for the quarters ended September 30, 2013 and 2012 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum net sales	$100,207		$109,308
Ceramics net sales	57,507		53,116
Solid Capacitors net sales	157,714		162,424
Solid Capacitor operating income	25,386	16.1%	23,098	14.2%

Net Sales

Solid Capacitors Net sales for the quarter ended September 30, 2013 were $157.7 million compared to $162.4 million for the quarter ended September 30, 2012, representing a 2.9% decrease.  Tantalum Net sales decreased 8.3% from $109.3 million in the quarter ended September 30, 2012 to $100.2 million in the quarter ended September 30, 2013 while lower priced Ceramic Net sales increased 8.3% from $53.1 million in the quarter ended September 30, 2012 to $57.5 million in the quarter ended September 30, 2013.  The overall decrease in Net sales for Solid Capacitors was driven by a decrease in average selling prices of 10.8%.  The decrease in average selling prices is due to a decrease in higher priced tantalum products across the EMEA and APAC regions.  The overall Solid Capacitors decrease was partially offset by an 8.5% increase in unit sales due to increased demand in Americas and EMEA, which was partially offset by a decrease in demand in APAC as shown in the following table:

	Quarters Ended September 30,		Change in
	2013	2012	Units Sold
Americas	37.4%	34.4%	18.1%
EMEA	32.3%	32.1%	9.1%
APAC	30.3%	33.5%	(1.9)%

Segment Operating Income

Segment operating income for the quarter ended September 30, 2013 was $25.4 million compared to operating income of $23.1 million in the quarter ended September 30, 2012.  The $2.3 million increase was primarily attributable to a $5.4 million decrease in operating expense (Restructuring, SG&A and R&D) partially offset by a $3.0 million decrease in gross margin.  Restructuring charges decreased $3.1 million as the prior year quarter ended September 30, 2012 included reductions in workforce in response to lower unit sales volume and demand.  SG&A expense decreased $1.4 million due to a decrease in integration costs.  R&D expense decreased $0.8 million primarily due to headcount reductions taken by leveraging the technology and licensing agreement in place with NEC TOKIN.  The decrease in gross margin of $3.0 million was driven by the shift in product line mix to lower priced products.

Film and Electrolytic

The following table sets forth Net sales, Operating loss and Operating loss as a percentage of Net sales for our Film and Electrolytic business group for the quarters ended September 30, 2013 and 2012 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$55,026		$53,567
Operating loss	(3,487)	(6.3)%	(12,743)	(23.8)%

Net Sales

Film and Electrolytic Net sales for the quarter ended September 30, 2013 were $55.0 million compared to $53.6 million for the quarter ended September 30, 2012, representing a 2.6% increase.  The increase in Net sales was driven by higher customer demand across all regions partly offset by a decline in average selling prices of 15.6% due to an increase in unit sales volume for products with lower average selling prices and pricing pressure.  The Film and Electrolytic capacitor Net sales were favorably impacted by $1.8 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.  The Film and Electrolytic machinery division’s Net sales decreased by $0.5 million from $4.8 million in the quarter ended September 30, 2012 to $4.3 million in the quarter ended September 30, 2013 primarily due to a decrease in unit sales volume.

Segment Operating Loss

Segment Operating loss for the quarter ended September 30, 2013 was $3.5 million as compared to a segment Operating loss of $12.8 million in the quarter ended September 30, 2012.  The $9.3 million improvement in segment Operating loss was attributable to a $4.2 million decrease in restructuring charges.  In addition, the prior quarter ended September 30, 2012 included $4.2 million for the write down of long lived assets related to the impairment of manufacturing facilities in Italy and a $1.1 million goodwill impairment related to the KEMET Foil reporting unit.  There was no such write down or impairment recorded during the current fiscal quarter ended September 30, 2013.

Consolidated Comparison of the six month period ended September 30, 2013 with the six month period ended September 30, 2012

The following table sets forth the Condensed Consolidated Statements of Operations for the six month periods ended September 30, 2013 and 2012 (amounts in thousands):

	Six Month Periods Ended September 30,
	2013	% to Total Sales	2012	% to Total Sales
Net sales	$415,463		$439,623

Gross margin	47,773	11.5%	65,249	14.8%

Selling, general and administrative expenses	49,164	11.8%	53,563	12.2%
Research and development	12,241	2.9%	14,566	3.3%
Restructuring charges	5,975	1.4%	9,786	2.2%
Goodwill impairment	—	—	1,092	0.2%
Write down of long-lived assets	—	—	4,234	1.0%
Net loss on sales and disposals of assets	42	—	73	0.0%
Operating loss	(19,649)	(4.7)%	(18,065)	(4.1)%

Other (income) expense, net	21,068	5.1%	21,051	4.8%
Loss before income taxes and equity loss from NEC TOKIN	(40,717)	(9.8)%	(39,116)	(8.9)%
Income tax expense	2,900	0.7%	3,558	0.8%
Loss before equity loss from NEC TOKIN	(43,617)	(10.5)%	(42,674)	(9.7)%
Equity loss from NEC TOKIN	(4,620)	(1.1)%	—	—
Net loss	$(48,237)	(11.6)%	$(42,674)	(9.7)%

Net Sales

Net sales for the six month period ended September 30, 2013 were $415.5 million compared to $439.6 million in the six month period ended September 30, 2012, representing a 5.5% decrease primarily due to a 9.9% decrease in average selling prices.  The decrease in average selling prices is due to a decrease in higher priced tantalum products across all regions and an increase in unit sales volume for Film and Electrolytic products with lower average selling prices.  In addition, Net sales for Film and Electrolytic’ s machinery division decreased by $8.0 million from $13.0 million in the second quarter of fiscal year 2014 compared to $5.0 million the second quarter of fiscal year 2013 as a result of a decrease in unit sales volume.  These decreases were partially offset by a 6.3% increase in capacitor unit sales volumes.

The following table reflects the percentage of net sales by region for the six month periods ended September 30, 2013 and 2012:

	Six Month Periods Ended September 30,
	2013	2012
Americas	31%	28%
EMEA	34%	34%
APAC	35%	38%
	100%	100%

The following table reflects the percentage of net sales by channel for the six month periods ended September 30, 2013 and 2012:

	Six Month Periods Ended September 30,
	2013	2012
Distributors	44%	44%
EMS	17%	17%
OEM	39%	39%
	100%	100%

Gross Margin

Gross margin for the six month period ended September 30, 2013 was $47.8 million compared to $65.2 million in the six month period ended September 30, 2012, representing a 26.7% decrease. Gross margin as a percentage of net sales decreased from 14.8% in the six month period ended September 30, 2012 to 11.5% in the six month period ended September 30, 2013.  The primary contributor to the decrease in gross margin percentages was the shift in product line mix to lower priced products as well as the additional reserve of $3.9 million for inventory held by a third party for Solid Capacitors.  In addition, we incurred a $2.9 million decrease in gross margin within Film and Electrolytic’s machinery division.

Selling, General and Administrative Expenses

SG&A expenses were $49.2 million, or 11.8% of net sales for the six month period ended September 30, 2013 compared to $53.6 million or 12.2% of net sales for the six month period ended September 30, 2013.  The $4.4 million decrease in SG&A expenses primarily consists of the following items: $3.6 million decrease in payroll and related fringe benefit expenses that resulted from headcount reductions, $1.7 million decrease in ERP integration costs, $1.0 million decrease in training and travel as part of overall cost saving initiatives and $0.6 million decrease in incentive compensation related to stock based compensation.  Partially offsetting these decreases was a $1.7 million settlement gain on benefit plan recognized in the prior six month period ended September 30, 2012 as compared to no settlement gain in the corresponding period during the current fiscal year and a $0.4 million increase in professional fees.

Research and Development

R&D expenses were $12.2 million or 2.9% of net sales for the six month period ended September 30, 2013, compared to $14.6 million, or 3.3% of net sales for the six month period ended September 30, 2012. The decrease primarily resulted from headcount reductions achieved by leveraging the technology and licensing agreement in place with NEC TOKIN.

Restructuring Charges

We incurred $6.0 million in restructuring charges in the six month period ended September 30, 2013 compared to $9.8 million in restructuring charges in the six month period ended September 30, 2012.  The restructuring charges in the six month period ended September 30, 2013 included $5.0 million related to personnel reduction costs which is comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.1 million related to the reduction of solid capacitor production workforce in Mexico, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center, $0.4 million related to an additional CIGS plan which will cover a maximum of 170 employees for up to 12 months in Italy and $1.1 million related to the Company’s initiative to reduce overhead.  In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.0 million for the consolidation of manufacturing operations within Italy and relocation of equipment to Evora, Portugal and Skopje, Macedonia.

The restructuring charges in the six month period ended September 30, 2012 included $4.1 million for reductions in workforce across the Company in response to lower unit sales volume and demand, the Company’s ongoing initiative to reduce overhead and $4.5 million for personnel reduction costs related to the conversion of two European manufacturing facilities into technology centers. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.2 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy.

Operating Loss

Operating loss for the six month period ended September 30, 2013 was $19.6 million compared to an operating loss of $18.1 million for the six month period ended September 30, 2012 primarily due to a $17.5 million decrease in gross margin.  The decrease in gross margin was partially offset by a $4.4 million decrease in SG&A expenses, a $3.8 million decrease in Restructuring expenses and a $2.3 million decrease in R&D expenses.  In addition, in the prior six month period ended September 30, 2012 we incurred a write down of long-lived assets of $4.2 million related to the impairment of manufacturing facilities in Italy and a $1.1 million goodwill impairment related to the KEMET Foil reporting unit.  There were no such impairments recorded during the current six month period ended September 30, 2013.

Other (Income) Expense, net

Other (income) expense, net was an expense of $21.1 million in each of the six month periods ended September 30, 2013 and 2012.  During the six month period ended September 30, 2013, we recognized a $0.1 million foreign currency exchange gain as compared to a $1.3 million loss on foreign currency exchange in the six month period ended September 30, 2012, primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  In addition, we recognized a $1.4 million charge related to the write off of a long-term note receivable and we recognized a $0.4 million decrease in the value of the NEC TOKIN options for the quarter ended September 30, 2013.  Interest expense for the six month period ended September 30, 2013 decreased $0.7 million compared to the six month period ended September 30, 2012 due to higher capitalized interest related to the construction of the consolidated Film and Electrolytic production facility in Italy.

Income Taxes

Our income tax expense for the six month period ended September 30, 2013 was $2.9 million compared to income tax expense of $3.6 million for the six month period ended September 30, 2012.  Income tax expense for the six month period ended September 30, 2013 is comprised of $2.8 million related to income taxes for foreign operations and $0.1 million of state income tax expense.

Income tax expense for the six month period ended September 30, 2012 is comprised of $3.5 million related to income taxes for foreign operations and $0.1 million of state income tax expense.

There was no U.S. federal income tax benefit from the six month periods ended September 30, 2013 and 2012 losses due to a valuation allowance on deferred tax assets.

Equity loss from NEC TOKIN

In the six month period ended September 30, 2013, we incurred an equity loss from our investment in NEC TOKIN of $4.6 million.

Business Groups Comparison of the Six month period ended September 30, 2013 with the Six month period ended September 30, 2012

The following table reflects each business group’s net sales and operating income (loss) for the six month periods ended September 30, 2013 and 2012 (amounts in thousands):

	Six Month Periods Ended September 30,
	2013	2012
Net sales:
Solid Capacitors	$307,115	$323,168
Film and Electrolytic	108,348	116,455
	$415,463	$439,623

Operating income (loss):
Solid Capacitors	$38,194	$48,768
Film and Electrolytic	(11,530)	(18,764)
Unallocated operating expenses	(46,313)	(48,069)
	$(19,649)	$(18,065)

Solid Capacitors

The following table sets forth Net sales, Operating income and Operating income as a percentage of Net sales for our Solid Capacitors business group for the six month periods ended September 30, 2013 and 2012 (amounts in thousands, except percentages):

	Six Month Periods Ended September 30,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum net sales	$194,346		$218,507
Ceramics net sales	112,769		104,661
Solid Capacitors net sales	307,115		323,168
Solid Capacitor operating income	38,194	12.4%	48,768	15.1%

Net Sales

Solid Capacitors Net sales for the six month period ended September 30, 2013 were $307.1 million compared to $323.2 million for the six month period ended September 30, 2012, representing a 5.0% decrease.  The decrease in Net sales was driven by a decrease in average selling prices of 9.9%.  The decrease in average selling prices is due to a decrease in sales of higher priced tantalum products across all regions.  Tantalum net sales decreased 11.1% to $194.3 million in the six month period ended September 30, 2013 from $218.5 million in the six month period ended September 30, 2012 while lower priced Ceramic net sales increased 7.7% to $112.8 million in the six month period ended September 30, 2013 from $104.7 million in the six month period ended September 30, 2012.  The overall Solid Capacitors decrease was partially offset by a 6.0% increase in unit sales due to increased demand in the Americas and EMEA, which was partially offset by a decrease in demand in APAC as shown in the following table:

	Six Month Periods Ended September 30,		Change in
	2013	2012	Units Sold
Americas	35.5%	33.4%	13.0%
EMEA	33.8%	33.4%	7.7%
APAC	30.7%	33.2%	(1.8)%

Segment Operating Income

Segment Operating income for the six month period ended September 30, 2013 was $38.2 million compared to segment Operating income of $48.9 million in the six month period ended September 30, 2012.  The $10.7 million decrease was primarily attributable to a decrease in gross margin of $14.5 million driven by the shift in product line mix to lower priced products, an inventory write down of $3.9 million and higher priced raw materials,.  The decrease in gross margin was partially offset by a $1.9 million decrease in SG&A expenses due to a decrease in integration expense and a $2.0 million decrease in R&D expenses primarily achieved through headcount reductions taken by leveraging the technology and licensing agreement in place with NEC TOKIN.

Film and Electrolytic

The following table sets forth Net sales, Operating loss and Operating loss as a percentage of Net sales for our Film and Electrolytic business group for the six month periods ended September 30, 2013 and 2012 (amounts in thousands, except percentages):

	Six Month Periods Ended September 30,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$108,348		$116,455
Operating loss	(11,530)	(10.6)%	(18,764)	(16.1)%

Net Sales

Film and Electrolytic Net sales for the six month period ended September 30, 2013 were $108.3 million compared to $116.5 million for the six month period ended September 30, 2012, representing a 7.0% decrease.  The decrease in Net sales was driven by a decline in the Film and Electrolytic machinery division’s unit sales volume. The Film and Electrolytic machinery division’s Net sales decreased by $8.0 million to $5.0 million in the six month period ended September 30, 2013 from $13.0 million in the six month period ended September 30, 2012.  The Film and Electrolytic capacitor Net sales were favorably impacted by $1.7 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar which was offset by a decrease in average selling prices due to an increase in unit sales volume for products with lower average selling prices.

Segment Operating Loss

Segment Operating loss for the six month period ended September 30, 2013 was $11.5 million compared to a segment Operating loss of $18.8 million in the six month period ended September 30, 2012.  The $7.2 million improvement in segment Operating loss was attributable to a $4.1 million decrease in restructuring charges and a $0.6 million decrease in SG&A expenses (despite the $1.7 million settlement gain on benefit plan recognized in the prior six month period ended September 30, 2012 as compared to no settlement gain in the corresponding period during the current fiscal year.)   In addition, the prior six month period ended September 30, 2012 included $4.2 million for the write down of long lived assets related to the impairment of manufacturing facilities in Italy and a $1.1 million goodwill impairment related to the KEMET Foil reporting unit.  There were no such impairments recorded during the current six month period ended September 30, 2013.  These improvements were partially offset by a $2.9 million decrease in gross margin in the six month period ended September 30, 2013 as compared the six month period ended September 30, 2012 primarily due to a decrease in gross margin within the Film and Electrolytic machinery division.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, these cash needs have been met by cash flows from operations, borrowings under our loan agreements and existing cash balances.

Issuance of 10.5% Senior Notes

On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  On March 27, 2012 and April 3, 2012, we completed the sale of $110.0 million and $15.0 million aggregate principal amount of our 10.5% Senior Notes due 2018, respectively,  at an issue price of 105.5% of the principal amount plus accrued interest from November 5, 2011.  The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  The facilities expire on September 30, 2014.  Three letters of credit totaling $18.4 million were issued under the Loan and Security Agreement as of September 30, 2013. There was $21.0 million in borrowings against the Loan and Security Agreement as of September 30, 2013.  As of September 30, 2013 our borrowing capacity under the revolving line of credit was $3.0 million.

Advanced Payment from OEM

On August 28, 2012, we entered into and amended an agreement (the “Agreement”) with an OEM, pursuant to which the OEM agreed to advance KEMET $24.0 million (the “Advance Payment”).  As of September 30, 2013 and March 31, 2013, the Company had $22.6 million and $24.0 million, respectively, outstanding to the OEM.  On a monthly basis starting in June 2013, the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by us for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and KEMET for a price adjustment during the current quarter which would bring our price within 110% of the third-party price.  In June 2015, the remaining outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, we delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012 which reduced our availability under the Loan and Security Agreement.  On October 22, 2012 we received the Advance Payment from the OEM.

The OEM may demand repayment of the entire balance outstanding or draw upon the Letter of Credit if any of the following events occur while the Agreement is still in effect: (i) the Company commits a material breach of the Agreement, the statement of work or the master purchase agreement between the OEM and the Company; (ii) the Company’s credit rating issued by Standard & Poor’s Financial Services LLC or its successor or Moody’s Investors Services, Inc. or its successors drops below CCC+ or Caa1, respectively; (iii) the Company’s cash balance on the last day of any fiscal quarter is less than $60.0 million; (iv) the Letter of Credit has been terminated without being replaced prior to repayment of the Advance Payment amount; (v) the Company or substantially all of its assets are sold to a party other than a subsidiary of the Company; (vi) all or substantially all of the assets of a subsidiary of the Company, or any of the shares of such subsidiary, are sold, whose assets are used to develop and produce the Goods; (vii) the Company or any subsidiary which accounts for 20% or more of the Company’s consolidated total assets (“Company Entity”) applies for judicial or extra judicial settlement with its creditors, makes an assignment for the benefit of its creditors, voluntarily files for bankruptcy or has a receiver or trustee in bankruptcy appointed by reason of its insolvency, or in the event of an involuntary bankruptcy action, liquidation proceeding, dissolution or similar proceeding is filed against a Company Entity and not dismissed within sixty (60) days.  We believe none of these triggers have been met including maintaining a minimum cash balance since our cash balance including restricted cash exceeds the $60.0 million threshold.

Short-term Liquidity

Total cash and restricted cash balance as of September 30, 2013 was $72.3 million.  Unrestricted cash and cash equivalents totaled $57.7 million as of September 30, 2013, representing a decrease of $38.3 million as compared to $96.0 million as of March 31, 2013.  The cash balance as of September 30, 2013 includes $21.0 million in borrowings against the Loan and Security Agreement.  This decrease includes interest payments of $19.2 million, capital expenditures of $18.3 million and deferred acquisition payments totaling $11.5 million.  Our net working capital (current assets less current liabilities) as of September 30, 2013 was $217.7 million compared to $261.9 million of net working capital as of March 31, 2013. Cash and cash equivalents held by our foreign subsidiaries totaled $32.2 million and $26.7 million at September 30, 2013 and March 31, 2013, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to account for U.S. taxes to repatriate these funds.

We have taken steps to improve our operating results by decreasing global headcount and vertically integrating our supply chain.  In the upcoming quarter we also plan to improve our liquidity by decreasing our inventory balance as we begin operations in

Pontecchio, Italy.  Based on our current operating plans, we believe that domestic cash and cash equivalents will continue to be sufficient to fund our operating requirements for the next twelve months, including $38.6 million in interest payments, $25.0 million to $30.0 million in expected capital expenditures,  $7.9 million related to the Advance Payment discussed above, deferred acquisition payments of $22.8 million, payments of $5.3 million related to restructuring liabilities, and $22.3 million in debt principal payments.  As of September 30, 2013 our borrowing capacity under the revolving line of credit was $3.0 million.  The revolving line of credit expires on September 30, 2014.

Should we require more capital than is generated by our operations or available through our revolving line of credit, we believe we could raise capital through debt issuances or the sale of certain non-core assets.  However, due to market conditions beyond our control, there can be no assurance that we would be able to complete such an offering. The incurrence of additional debt would result in increased interest expense.

Cash and cash equivalents decreased by $38.3 million for the six month period ended September 30, 2013 as compared with a decrease of $50.0 million during the six month period ended September 30, 2012.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Six Month Periods Ended September 30,
	2013	2012
Net cash used in operating activities	$(31,606)	$(26,624)
Net cash used in investing activities	(15,463)	(30,343)
Net cash provided by financing activities	8,183	7,399
Effect of foreign currency fluctuations on cash	608	(458)
Net decrease in cash and cash equivalents	$(38,278)	$(50,026)

Operations

Cash used in operating activities in the six month period ended September 30, 2013 totaled $31.6 million compared to cash used in operating activities of $26.6 million in the six month period ended September 30, 2012.  This increase in the use of cash for the six month period ended September 30, 2013 compared to the six month period ended September 30, 2012 was primarily the result of the $14.3 million increase in cash used for operating liabilities and a $1.2 million decrease in cash flows related to net loss adjusted for non-cash activities. Within operating liabilities, the use of cash increased as follows: $8.4 million related to accounts payable, $7.0 million related to accrued expenses, and $1.4 million related to other long-term obligations.  Partially offsetting this increase in the use of cash was a $2.5 million increase in cash related to the change in income taxes payable in the six month period ended September 30, 2013 compared the six month period ended September 30, 2012.  In addition, we used $1.0 million in cash related to deferred income taxes in the six month period ended September 30, 2013 compared to generating $0.8 million in the six month period ended September 30, 2012.

Offsetting these uses of cash was a $12.5 million increase in cash generated from operating assets comprised of a $14.6 million improvement in cash used related to inventories and a $7.9 million improvement in cash used related to prepaid and other current assets.  The improvement in cash related to inventory is primarily due to the increase in inventory for the six month period ended September 30, 2012 related to increased demand during that period.  In addition, cash generated from prepaid and other current assets improved $7.9 million primarily due to a decrease in our value added tax receivable and $1.8 million increase in cash generated related to other assets.  Partially offsetting these increases in cash generated from operating assets was an $11.8 million increase in cash related to fluctuations the accounts receivable balances.

Investing

Cash used in investing activities decreased $14.9 million in the six month period ended September 30, 2013 compared to the six month period ended September 30, 2012. The variance is comprised of a $12.0 million decrease in capital expenditures.  For the six month period ended September 30, 2013 capital expenditures were primarily related to our new manufacturing facility in Pontecchio, Italy and various information technology related projects.  For the six month period ended September 30, 2012 capital expenditures were primarily related to our new manufacturing facility in Skopje, Macedonia and our Tantalum K-Salt plant in Matamoros, Mexico. The capital expenditures in the six month period ended September 30, 2013 were partially offset by $2.9 million cash generated related to restricted cash.

Financing

Cash provided by financing activities increased $0.8 million in the six month period ended September 30, 2013 as compared to the six month period ended September 30, 2012. During the six month period ended September 30, 2013, we received $21.0 million in proceeds from our revolving line of credit under the Loan and Security Agreement.  During the six month period ended September 30, 2012, we received $15.8 million in proceeds from the issuance of debt from the private placement of our 10.5% Senior Notes.  In the six month period ended September 30, 2013 we used $1.4 million for debt payments and $11.5 million for deferred acquisition payments related to the KEMET Foil and KEMET Blue Powder acquisitions.  In the six month period ended September 30, 2012, we used $1.6 million for payments on long-term debt, $6.6 million related to KEMET Foil and KEMET Blue Powder acquisitions and $0.3 million for debt issuance costs.

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

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Operating income (loss)	$309	$(14,020)	$(19,649)	$(18,065)

Adjustments:
Restructuring charges	1,365	8,522	5,975	9,786
ERP integration costs	1,079	2,099	2,089	3,775
Plant start-up costs	1,050	1,930	2,183	3,291
Stock-based compensation	660	1,242	1,628	2,506
NEC TOKIN investment related expenses	125	866	1,432	1,408
Net loss on sales and disposals of assets	42	(31)	42	73
Write down long-lived assets	—	4,234	—	4,234
Goodwill Impairment	—	1,092	—	1,092
Settlement gain on benefit plan	—	(1,675)	—	(1,675)
Inventory write down	—	—	3,886	—
Registration related fees	—	—	—	20

Adjusted operating income (loss)	$4,630	$4,259	$(2,414)	$6,445

Adjusted net loss is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Net loss	$(13,098)	$(24,921)	$(48,237)	$(42,674)

Adjustments:
Restructuring charges	1,365	8,522	5,975	9,786
Equity loss from NEC TOKIN	1,243	—	4,620	—
ERP integration costs	1,079	2,099	2,089	3,775
Change in value of NEC TOKIN options	383	—	383	—
Plant start-up costs	1,050	1,930	2,183	3,291
Amortization included in interest expense	945	954	1,959	1,924
Stock-based compensation	660	1,242	1,628	2,506
Net foreign exchange (gain) loss	514	(442)	(63)	1,347
NEC TOKIN investment related expenses	125	866	1,432	1,408
Net loss on sales and disposals of assets	42	(31)	42	73
Write down long-lived assets	—	4,234	—	4,234
Goodwill Impairment	—	1,092	—	1,092
Settlement gain on benefit plan	—	(1,675)	—	(1,675)
Inventory write down	—	—	3,886	—
Long-term receivable write down	—	—	1,444	—
Registration related fees	—	—	—	20
Income tax effect of non-U.S. GAAP adjustments (1)	(18)	(90)	(74)	(87)

Adjusted net loss	$(5,710)	$(6,220)	$(22,733)	$(14,980)

(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2013	2012	2013	2012
Net loss	$(13,098)	$(24,921)	$(48,237)	$(42,674)

Adjustments:
Depreciation and amortization	12,049	11,521	25,780	23,177
Interest expense, net	9,897	10,110	19,767	20,536
Income tax expense	1,320	1,787	2,900	3,558
Restructuring charges	1,365	8,522	5,975	9,786
Equity loss from NEC TOKIN	1,243	—	4,620	—
ERP integration costs	1,079	2,099	2,089	3,775
Change in value of NEC TOKIN options	383	—	383	—
Plant start-up costs	1,050	1,930	2,183	3,291
Stock-based compensation	660	1,242	1,628	2,506
Net foreign exchange (gain) loss	514	(442)	(63)	1,347
NEC TOKIN investment related expenses	125	866	1,432	1,408
Net loss on sales and disposals of assets	42	(31)	42	73
Goodwill impairment	—	1,092	—	1,092
Write down long-lived assets	—	4,234	—	4,234
Settlement gain on benefit plan	—	(1,675)	—	(1,675)
Inventory write down	—	—	3,886	—
Long-term receivable write down	—	—	1,444	—
Registration related fees	—	—	—	20

Adjusted EBITDA	$16,629	$16,334	$23,829	$30,454

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

Adjusted EBITDA represents net loss before interest expense, net, income tax expense, and depreciation and amortization expense, adjusted to exclude the following items: restructuring charges, inventory write down, equity loss from NEC TOKIN, long-term receivable write down, NEC TOKIN investment related expenses, plant start-up costs, ERP integration costs, stock-based compensation, net foreign exchange gain/loss, net loss on sales and disposals of assets, goodwill impairment, write down of long-lived assets, settlement gain on benefit plan, and registration related fees.   We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations, comprehensive income or liquidity.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830).  The ASU revised the authoritative guidance on accounting for cumulative translation adjustment specifying that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for fiscal years beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have any material impact on its financial position, results of operations, comprehensive income or liquidity.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income.  The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The ASU is effective for the Company for interim and annual periods beginning after April 1, 2013.  The adoption of the ASU had no effect on our financial position, results of operations, or liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We began the process of implementing Oracle R12 in fiscal year 2014.  The implementation has been temporarily suspended, however, we expect to complete the implementation in fiscal year 2015.  This software implementation project will result in changes in our business processes and related internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).   Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post implementation period to ensure adequate internal control over financial reporting.

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2013 Annual Report except that we have identified the following additional risk factor:

Continued net losses could impact our ability to realize current operating plans and could materially adversely affect our liquidity and our ability to continue to operate.

Our liquidity and ability to realize our current operating plans is dependent on an improvement in operating results.

While our operating plans provide for cash generated from current operations to be sufficient to cover our operating requirements going forward, many factors, including reduced demand for our products, currency exchange rate fluctuations, increased raw material costs, and other adverse market conditions could cause a shortfall in net cash generated from operations. However, to provide financial flexibility, we could explore extending our revolving line of credit and if necessary the sale of certain non-core assets. However, there can be no assurances that we will be successful in either of these strategic initiatives. Our ability to realize current operating plans is also dependent upon meeting our payment obligations and complying with any applicable financial covenants under our debt agreements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Release Agreement, dated as of August 29, 2013, between KEMET Corporation and Marc Kotelon

Exhibit 10.2 Settlement Agreement, dated as of September 6, 2013, between KEMET Electronics SAS and Marc Kotelon (English Translation)

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and six month periods ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at September 30, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2013, and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2013
KEMET Corporation

/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1 Release Agreement, dated as of August 29, 2013, between KEMET Corporation and Marc Kotelon

Exhibit 10.2 Settlement Agreement, dated as of September 6, 2013, between KEMET Electronics SAS and Marc (English Translation)

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and six month periods ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at September 30, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2013, and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.