Form 10-Q
period 2013-12-31
KEMET CORP
filed 2014-02-04
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of January 31, 2014 was 45,125,371.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended December 31, 2013

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,594	$95,978
Accounts receivable, net	93,542	93,774
Inventories, net	200,853	198,888
Prepaid expenses and other	37,732	41,100
Deferred income taxes	5,752	4,167
Current assets of discontinued operations	10,293	9,517
Total current assets	403,766	443,424
Property and equipment, net of accumulated depreciation of $794,784 and $771,093 as of December 31, 2013 and March 31, 2013, respectively	303,741	303,942
Goodwill	35,584	35,584
Intangible assets, net	37,722	38,646
Investment in NEC TOKIN	49,713	52,738
Restricted cash	14,028	17,397
Deferred income taxes	8,400	7,994
Other assets	8,885	10,150
Noncurrent assets of discontinued operations	486	1,716
Total assets	$862,325	$911,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,672	$10,793
Accounts payable	71,598	72,002
Accrued expenses	75,822	91,950
Income taxes payable and deferred income taxes	3,660	1,074
Current liabilities of discontinued operations	5,862	5,661
Total current liabilities	184,614	181,480
Long-term debt, less current portion	374,223	372,707
Other non-current obligations	54,900	69,022
Deferred income taxes	8,033	8,542
Noncurrent liabilities of discontinued operations	2,728	2,924
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at December 31, 2013 and March 31, 2013	465	465
Additional paid-in capital	466,316	467,096
Retained deficit	(217,291)	(163,235)
Accumulated other comprehensive income	20,332	7,694
Treasury stock, at cost (1,384 and 1,519 shares at December 31, 2013 and March 31, 2013, respectively)	(31,995)	(35,104)
Total stockholders’ equity	237,827	276,916
Total liabilities and stockholders’ equity	$862,325	$911,591
 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Net sales	$207,339	$197,698	$617,845	$624,363
Operating costs and expenses:
Cost of sales	169,677	162,733	530,722	525,653
Selling, general and administrative expenses	22,431	25,313	70,826	77,119
Research and development	6,027	6,290	17,703	20,183
Restructuring charges	2,194	3,886	8,169	13,672
Goodwill impairment	—	—	—	1,092
Write down of long-lived assets	3,358	3,084	3,358	7,318
Net (gain) loss on sales and disposals of assets	29	(196)	71	(123)
Total operating costs and expenses	203,716	201,110	630,849	644,914
Operating income (loss)	3,623	(3,412)	(13,004)	(20,551)
Non-operating (income) expense:
Interest income	(7)	(54)	(182)	(111)
Interest expense	10,349	10,247	30,291	30,840
Other (income) expense, net	(1,349)	(1,641)	(49)	(1,126)
Loss from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(5,370)	(11,964)	(43,064)	(50,154)
Income tax expense	1,033	611	4,293	4,004
Loss from continuing operations before equity income (loss) from NEC TOKIN	(6,403)	(12,575)	(47,357)	(54,158)
Equity income (loss) from NEC TOKIN	1,657	—	(2,962)	—
Loss from continuing operations	(4,746)	(12,575)	(50,319)	(54,158)
Loss from discontinued operations	(1,076)	(1,682)	(3,737)	(2,773)
Net loss	$(5,822)	$(14,257)	$(54,056)	$(56,931)
Net loss per basic share:
Loss from continuing operations	$(0.11)	$(0.28)	$(1.12)	$(1.21)
Loss from discontinued operations	$(0.02)	$(0.04)	$(0.08)	$(0.06)
Net loss	$(0.13)	$(0.32)	$(1.20)	$(1.27)

Net loss per diluted share:
Loss from continuing operations	$(0.11)	$(0.28)	$(1.12)	$(1.21)
Loss from discontinued operations	$(0.02)	$(0.04)	$(0.08)	$(0.06)
Net loss	$(0.13)	$(0.32)	$(1.20)	$(1.27)

Weighted-average shares outstanding:
Basic	45,120	44,918	45,078	44,879
Diluted	45,120	44,918	45,078	44,879

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Net loss	$(5,822)	$(14,257)	$(54,056)	$(56,931)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	3,879	3,456	12,510	(603)
Defined benefit pension plans, net of tax impact	106	288	402	(854)
Post-retirement plan adjustments	(81)	(82)	(212)	(243)
Equity interest in investee’s other comprehensive income (loss)	1,113	—	(62)	—
Other comprehensive income (loss)	5,017	3,662	12,638	(1,700)
Total comprehensive loss	$(805)	$(10,595)	$(41,418)	$(58,631)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Month Periods Ended December 31,
	2013	2012
Net loss from continuing operations	$(50,319)	$(54,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,352	33,389
Equity loss from NEC TOKIN	2,962	—
Amortization of debt discount and debt issuance costs	2,817	3,046
Stock-based compensation expense	2,288	3,523
Long-term receivable write down	1,484	—
Change in value of NEC TOKIN options	(1,334)	—
Net (gain) loss on sales and disposals of assets	71	(123)
Pension and other post-retirement benefits	24	232
Write down of long-lived assets	3,358	7,318
Net curtailment and settlement gain on benefit plans	—	(1,088)
Goodwill impairment	—	1,092
Change in deferred income taxes	(2,496)	1,517
Change in operating assets	8,579	(13,632)
Change in operating liabilities	(28,296)	(25,156)
Other	474	(137)
Net cash used in operating activities	(23,036)	(44,177)
Investing activities:
Capital expenditures	(24,993)	(38,349)
Change in restricted cash	3,532	(24,000)
Net cash used in investing activities	(21,461)	(62,349)
Financing activities:
Proceeds from revolving line of credit	21,000	—
Proceeds from issuance of debt	—	39,825
Deferred acquisition payments	(11,703)	(6,617)
Payments of long-term debt	(2,858)	(1,901)
Proceeds from exercise of stock options	86	58
Debt issuance costs	—	(275)
Net cash provided by financing activities	6,525	31,090
Net decrease in cash and cash equivalents	(37,972)	(75,436)
Effect of foreign currency fluctuations on cash	864	(81)
Net cash provided by (used in) operating activities of discontinued operations	(3,276)	2,555
Cash and cash equivalents at beginning of fiscal period	95,978	210,521
Cash and cash equivalents at end of fiscal period	$55,594	$137,559

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and nine month periods ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830).  The ASU revised the authoritative guidance on accounting for cumulative translation adjustment specifying that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for fiscal years beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations, comprehensive income or liquidity.

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

Restricted Cash

As discussed in Note 2, Debt, the Company received a $24.0 million prepayment from an original equipment manufacturer (“OEM”) and, through December 31, 2013, utilized $12.3 million for the purchase of manufacturing equipment. The remaining proceeds of $11.7 million are classified as restricted cash at December 31, 2013.

A bank guarantee in the amount of EUR 1.5 million ($2.1 million) was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax (“VAT”) registration in The Netherlands. Accordingly, a deposit was placed with the European bank for EUR 1.7 million ($2.3 million). While the deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit, the deposit is pledged to the European bank, and the bank can use the funds if a valid claim against the bank guarantee is made. The bank guarantee will remain valid until it is discharged by the beneficiary.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2013 are as follows (amounts in thousands):

	Carrying Value December 31,	Fair Value December 31,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2 (2)	Level 3	2013	2013	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$504	$504	$504	$—	$—	$29,984	$29,984	$29,984	$—	$—
Total debt	401,895	398,982	358,550	40,432	—	383,500	393,928	369,200	24,728	—
NEC TOKIN options, net (3)	1,823	1,823	—	—	1,823	489	489	—	—	489
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

(3)	See Note 7, Investment in NEC TOKIN, for a description of the NEC TOKIN options. The value of the options is interrelated and depends on the enterprise value of NEC TOKIN Corporation and its EBITDA over the duration of the instruments. Therefore, the options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousand):

March 31, 2013	$489
Increase in value of NEC TOKIN options	1,334
December 31, 2013	$1,823

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2013	March 31, 2013
Raw materials and supplies	$94,282	$84,149
Work in process	61,191	64,499
Finished goods	71,787	68,704
	227,260	217,352
Inventory reserves (1)	(26,407)	(18,464)
	$200,853	$198,888
___________________

(1)	During the nine month period ended December 31, 2013, the Company recorded a $3.9 million reserve for inventory held by a third party.

Warrant

As of December 31, 2013 and March 31, 2013, 8.4 million shares were subject to the warrant held by K Equity, LLC.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were 1.5% or less for the quarters and nine month periods ended December 31, 2013 and 2012. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Discontinued Operations
The Film and Electrolytic Business group has initiated a plan to dispose of its Machinery division. Management expects the sale to be completed in the fourth quarter of fiscal year 2014.

Net sales and net operating loss from the Company’s discontinued operation for the quarters and nine month periods ended December 31, 2013 and 2012 were (in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Net sales	$1,711	$2,599	$6,668	$15,557
Operating loss	(1,009)	(1,878)	(4,030)	(2,804)

Note 3. Debt

A summary of debt is as follows (amounts in thousands):

	December 31, 2013	March 31, 2013
10.5% Senior Notes, net of premium of $3,304 and $3,773 as of December 31, 2013 and March 31, 2013, respectively	$358,304	$358,773
Advanced payment from OEM, net of discount of $469 and $1,056 as of December 31, 2013 and March 31, 2013, respectively	20,690	22,944
Revolving line of credit	21,000	—
Other	1,901	1,783
Total debt	401,895	383,500
Current maturities	(27,672)	(10,793)
Total long-term debt	$374,223	$372,707

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2013 and 2012, consists of the following (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Contractual interest expense	$9,491	$9,125	$27,474	$27,794
Amortization of debt issuance costs	426	426	1,278	1,278
Amortization of debt (premium) discount	14	48	118	(250)
Imputed interest on acquisition related obligations	418	648	1,421	2,018
	$10,349	$10,247	$30,291	$30,840

Revolving Line of Credit

KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”) which provides a $50.0 million revolving line of credit.  A portion of the U.S. and Singapore facilities can be used to issue letters of credit (“Letters of Credit”).

On September 24, 2013, the Company borrowed $9.0 million from the revolving line of credit at a rate of 5.75% (Base Rate, as defined in the Loan and Security Agreement, plus 2.5%).  As this is a base rate borrowing, there is not a specific repayment date and the amount can be repaid at any time prior to the expiration of the facility.  On September 27, 2013, the Company borrowed $12.0 million from the revolving line of credit at a rate of 4.0% (London Interbank Offer Rate (“LIBOR”) plus 3.75% based upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis).  The term on this borrowing was originally 31 days with total interest and principal payable at maturity on October 28, 2013, however, it was extended to April 28, 2014.  These borrowings are classified as current liabilities as the facilities expire on September 30, 2014.  These were the only borrowings under the revolving line of credit and they remained outstanding as of December 31, 2013.

As described below in the section titled “Advance Payment from OEM,” a standby Letter of Credit for $16.0 million was delivered to the OEM on October 8, 2012. Additionally, in the nine month period ended December 31, 2013, the Company also issued two Letters of Credit for EUR 1.1 million ($1.5 million) and EUR 0.7 million ($0.9 million), respectively, related to the construction of the new manufacturing location in Italy. These three letters of credit reduced the Company’s availability under the Loan and Security Agreement.  As of December 31, 2013, the Company’s borrowing capacity under the Loan and Security Agreement was $3.0 million.

Advanced Payment from OEM

On August 28, 2012, the Company entered into and amended an agreement (the “Agreement”) with the OEM, pursuant to which the OEM agreed to advance the Company $24.0 million (the “Advance Payment”).  As of December 31, 2013 and March 31, 2013, the Company had $21.2 million and $24.0 million, respectively, outstanding due to the OEM.  On a monthly basis starting in June 2013, the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM used to repay the Advance Payment will double, not to exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period; and,(2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET’s price within 110% of the third-party price.  In June 2015, the outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, the Company delivered to the OEM an irrevocable standby Letter of Credit in the amount of $16.0 million on October 8, 2012; and, on October 22, 2012, the Company received the Advance Payment from the OEM.

The OEM may demand repayment of the entire balance outstanding or draw upon the Letter of Credit if any of the following events occur while the Agreement is still in effect: (i) the Company commits a material breach of the Agreement, the statement of work or the master purchase agreement between the OEM and the Company; (ii) the Company’s credit rating issued by Standard & Poor’s Financial Services LLC or its successor or Moody’s Investors Services, Inc. or its successors drops below CCC+ or Caa1, respectively; (iii) the Company’s cash balance on the last day of any fiscal quarter is less than

$60.0 million; (iv) the Letter of Credit has been terminated without being replaced prior to repayment of the Advance Payment amount; (v) the Company or substantially all of its assets are sold to a party other than a subsidiary of the Company; (vi) all or substantially all of the assets of a subsidiary of the Company, or any of the shares of such subsidiary, are sold, whose assets are used to develop and produce the Goods; (vii) the Company or any subsidiary which accounts for 20% or more of the Company’s consolidated total assets (“Company Entity”) applies for judicial or extra judicial settlement with its creditors, makes an assignment for the benefit of its creditors, voluntarily files for bankruptcy or has a receiver or trustee in bankruptcy appointed by reason of its insolvency, or in the event of an involuntary bankruptcy action, liquidation proceeding, dissolution or similar proceeding is filed against a Company Entity and not dismissed within sixty (60) days.  To the Company’s best knowledge and belief, none of these triggers have been met including maintaining a minimum cash balance since the Company's cash balance (including restricted cash under the OEM agreement) exceeds the $60.0 million threshold.

10.5% Senior Notes

As of December 31, 2013 and March 31, 2013, the Company had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).  The Company had interest payable related to the 10.5% Senior Notes included in the line “Accrued expenses” on its Condensed Consolidated balance sheets of $6.2 million and $15.5 million at December 31, 2013 and March 31, 2013, respectively.

Note 4. Write Down of Long-Lived Assets
The Company is in the process of restructuring its Evora, Portugal manufacturing operations, which is expected to be completed during the quarter ending June 30, 2014. As a part of the ongoing restructuring activities, the Company has moved certain Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Tantalum equipment in Portugal will be disposed. During the third quarter of fiscal year 2013, the Company incurred impairment charges totaling $3.1 million related to the Solid Capacitors Business Group (“Solid Capacitors”). In the third quarter of fiscal year 2014 the Company incurred $2.8 million in additional impairment charges due to a decrease in forecasted revenues as capacity has been moved to a manufacturing facility in Mexico. The Company used an income approach to estimate the fair value of the assets to be disposed. In addition, during the third quarter of fiscal year 2014, the Company incurred impairment charges totaling $0.6 million related to the Film and Electrolytic Business Group (“Film and Electrolytic”) which were related to idle manufacturing equipment in a manufacturing facility in Italy. The impairment charges are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets” in the three and nine month periods ended December 31, 2013 and 2012.
During the second quarter of fiscal year 2013, in connection with the consolidation of two manufacturing facilities within Italy, the Company incurred impairment charges totaling $4.2 million related to Film and Electrolytic. The Company obtained appraisals for each of these facilities indicating a decrease in market price, and therefore, the carrying amounts for these manufacturing facilities were reviewed for recoverability. It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from their use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeded its fair value. The Company utilized the market approach to estimate fair value of the long-lived asset group. The impairment charge is recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets” in the nine month period ended December 31, 2012.

Note 5. Restructuring Charges

In the second quarter of fiscal year 2010, the Company initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead. Since that time, the restructuring plan was expanded to the Solid Capacitors Business Group ("Solid Capacitors") and includes implementing programs to make the Company more competitive by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company.

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and nine month periods ended December 31, 2013 and 2012, is as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Cost of relocating manufacturing equipment	$1,037	$497	$2,060	$1,658
Personnel reduction costs	1,157	3,389	6,109	12,014
	$2,194	$3,886	$8,169	$13,672

Quarter Ended December 31, 2013

Restructuring charges in the quarter ending December 31, 2013 included $1.2 million of personnel reduction costs and $1.0 million of manufacturing relocation costs primarily due to the consolidation of manufacturing facilities in Italy. The personnel reduction costs are primarily due to $0.9 million in charges related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy.

Nine Month Period Ended December 31, 2013

The Company incurred $8.2 million in restructuring charges in the nine month period ended December 31, 2013 including $6.1 million related to personnel reduction costs which is primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.2 million related to the reduction of the solid capacitor production workforce in Mexico, $1.1 million related to the Company’s initiative to reduce overhead, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.  In addition, $0.9 million is related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy.

The additional expense related to CIGS is as a result of an agreement with the labor union which allowed the Company to place up to 170 workers, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a maximum of 12 months during the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program and upon termination of the plan, the affected employees return to work.

In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $2.1 million due to the consolidation of manufacturing facilities within Italy and relocation of manufacturing equipment to Evora, Portugal, Skopje, Macedonia and Mexico.

Quarter Ended December 31, 2012

Restructuring charges of $3.9 million were incurred in the quarter ending December 31, 2012. These included 3.4 million related to personnel reduction costs which is primarily comprised of the following: $1.6 million for reductions in administrative overhead primarily in the Corporate headquarters, $0.7 million for reductions in production workforce in Mexico, $0.6 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.5 million for reductions in workforce across the Company in response to lower volumes and demand.

In addition to these personnel reduction costs, $0.5 million of additional expense was incurred for manufacturing relocation of manufacturing equipment to China, Bulgaria, Macedonia and Mexico due to the consolidation of manufacturing facilities within Italy.

Nine Month Period Ended December 31, 2012

Restructuring charges in the nine month period ended December 31, 2012 included personnel reduction costs of $12.0 million and manufacturing relocation costs of $1.7 million.  The personnel reduction costs were comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center; $2.3 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $1.5 million for reductions in production workforce in Mexico; $1.1 million for reductions in production workforce in Portugal; and $4.3 million for reductions in production workforce and administrative overhead throughout the Company.

In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.7 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing facilities within Italy.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and nine month periods ended December 31, 2013 and 2012 is as follows (amounts in thousands):

	Quarter Ended December 31, 2013		Quarter Ended December 31, 2012
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$5,271	$—	$15,019	$—
Costs charged to expense	1,157	1,037	3,389	497
Costs paid or settled	(1,313)	(1,037)	(4,139)	(497)
Change in foreign exchange	94	—	239	—
End of period	$5,209	$—	$14,508	$—

	Nine Month Period Ended December 31, 2013		Nine Month Period Ended December 31, 2012
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$13,509	$567	$11,474	$—
Costs charged to expense	6,109	2,060	12,014	1,658
Costs paid or settled	(14,830)	(2,627)	(8,990)	(1,658)
Change in foreign exchange	421	—	10	—
End of period	$5,209	$—	$14,508	$—

Note 6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) for the quarters ended December 31, 2013 and 2012 includes the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at September 30, 2013	$22,169	$(7,366)	$1,687	$(1,175)	$15,315
Other comprehensive income before reclassifications	3,879	—	—	1,113	4,992
Amounts reclassified out of AOCI	—	106	(81)	—	25
Other comprehensive income (loss)	3,879	106	(81)	1,113	5,017
Balance at December 31, 2013	$26,048	$(7,260)	$1,606	$(62)	$20,332

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Net Accumulated Other Comprehensive Income
Balance at September 30, 2012	$14,048	$(9,224)	$1,834	$6,658
Other comprehensive income before reclassifications	3,456	—	—	3,456
Amounts reclassified out of AOCI	—	288	(82)	206
Other comprehensive income (loss)	3,456	288	(82)	3,662
Balance at December 31, 2012	17,504	$(8,936)	$1,752	$10,320

Changes in Accumulated Other Comprehensive Income (Loss) for the nine month periods ended December 31, 2013 and 2012 includes the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at March 31, 2013	$13,538	$(7,662)	$1,818	$—	$7,694
Other comprehensive income (loss) before reclassifications	12,510	—	—	(62)	12,448
Amounts reclassified out of AOCI	—	402	(212)	—	190
Other comprehensive income (loss)	12,510	402	(212)	(62)	12,638
Balance at December 31, 2013	$26,048	$(7,260)	$1,606	$(62)	$20,332

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Net Accumulated Other Comprehensive Income
Balance at March 31, 2012	$18,107	$(8,082)	$1,995	$12,020
Other comprehensive loss before reclassifications	(603)	—	—	(603)
Amounts reclassified out of AOCI	—	(854)	(243)	(1,097)
Other comprehensive loss	(603)	(854)	(243)	(1,700)
Balance at December 31, 2012	$17,504	$(8,936)	$1,752	$10,320

___________________

(1)
Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarters and nine month periods ended December 31, 2013 and 2012.

(2)	Ending balance is net of tax of $2.3 million and $2.9 million as of December 31, 2013 and December 31, 2012, respectively.

Note 7. Investment in NEC TOKIN

On March 12, 2012, KEMET Electronics Corporation (“KEC”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (representing a 34% economic interest) of NEC TOKIN Corporation (“NEC TOKIN”), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for its investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.

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

Concurrent with execution of the Stock Purchase Agreement and the Stockholders’ Agreement, KEC entered into an Option Agreement (the “Option Agreement”) with NEC whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN’s common stock (the “First Call Option”) by providing notice of the First Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, but not before August 1, 2014, KEC may also exercise an option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC (the “Second Call Option”) by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC. However, NEC may only exercise this right (the “Put Option”) from August 1, 2014 through April 1, 2016 if NEC TOKIN achieves certain financial performance measures. The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NEC TOKIN’s debt obligation to NEC which KEC will assume. The determination of the purchase price will be modified in the event there is a disagreement between NEC and KEC under the Stockholders’ Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NEC TOKIN to NEC. The valuation of these options as of March 31, 2013 resulted in a net long-term asset of $0.5 million which is included in the line item “Other assets” on the Condensed Consolidated Balance Sheets.  The Company has marked these options to fair value and in the quarter and nine month period ended December 31, 2013 recognized a $1.7 million and $1.3 million gain, respectively which were included on the line item “Other expense, net” in the Condensed Consolidated Statement of Operations. The value included for the options in the line item “Other assets” on the Condensed Consolidated Balance Sheets as of December 31, 2013, is $1.8 million.

KEC’s total investment in NEC TOKIN including the net options described above on February 1, 2013 was $54.5 million which included $50.0 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and other various services necessary to complete the transactions). The Company has made an allocation of the aggregate purchase price, which is based upon estimates that the Company believes are reasonable.

Summarized financial information for NEC TOKIN follows (in thousands):

	December 31, 2013		Nine Month Period Ended December 31, 2013
Current assets	$243,029	Net sales	$387,905
Noncurrent assets	367,503	Gross profit	68,748
Current liabilities	122,120	Net income	11,286
Noncurrent liabilities	370,610

As of December 31, 2013, the excess of the carrying value for its investment in NEC TOKIN over KEMET’s share of NEC TOKIN’s equity is $9.7 million. As of December 31, 2013, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance due from NEC TOKIN.  For the nine month period ended December 31, 2013, KEMET recorded sales of $3.7 million to NEC TOKIN.  As of December 31, 2013, KEMET’s accounts receivable and accounts payable balances with NEC TOKIN were $1.3 million and $0.5 million respectively.  In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement to provide services for which KEC would be reimbursed.  As of December 31, 2013, KEMET’s receivable balance under this agreement is $0.4 million.

Note 8. Segment and Geographic Information

In the first quarter of fiscal year 2014, the Company reorganized its business by combining its Tantalum Business Group and Ceramic Business Group into one business group, Solid Capacitors.  Following the reorganization, based on information regularly reviewed by the chief operating decision maker, KEMET’s two business groups are comprised of Film and Electrolytic and Solid Capacitors.  The business groups are responsible for their respective manufacturing sites as well as their respective research and development efforts.

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

Film and Electrolytic

Operating in fifteen manufacturing sites throughout Europe, Asia, and the United States, Film and Electrolytic primarily produces film, paper, and electrolytic capacitors which are sold globally. Film and Electrolytic also manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors. In addition, this business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and nine month periods ended December 31, 2013 and 2012 (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Net sales:
Solid Capacitors	$156,082	$149,772	$463,197	$472,940
Film and Electrolytic	51,257	47,926	154,648	151,423
	$207,339	$197,698	$617,845	$624,363
Operating income (loss) (1):
Solid Capacitors (2)	$27,616	$24,757	$65,795	$73,325
Film and Electrolytic (3)	(2,374)	(5,554)	(10,888)	(23,049)
Unallocated operating expenses	(21,619)	(22,615)	(67,911)	(70,827)
	$3,623	$(3,412)	$(13,004)	$(20,551)
Depreciation and amortization expenses:
Solid Capacitors	$6,798	$6,091	$21,409	$20,616
Film and Electrolytic	3,360	3,234	10,960	9,578
Unallocated operating expenses	1,601	1,080	4,983	3,195
	$11,759	$10,405	$37,352	$33,389

___________________

(1)	Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Restructuring charges:
Solid Capacitors	$91	$2,030	$3,235	$5,389
Film and Electrolytic	2,100	1,856	4,573	8,283
Corporate	3	—	361	—
	$2,194	$3,886	$8,169	$13,672
___________________
(2) Solid Capacitors incurred operating expenses related to the Write down of long-lived assets of $2.8 million and $3.1 million in the quarters and nine month periods ended December 31, 2013 and December 31, 2012, respectively. In the quarters and nine month periods ended December 31, 2012 Solid Capacitors incurred a curtailment charge on a benefit plan of $0.4 million.

(3)
In the quarter and nine month period ended December 31, 2013, Film and Electrolytic incurred expenses related to the Write down of long-lived assets of $0.6 million. In the nine month period ended December 31, 2012, Film and Electrolytic incurred the following operating expenses/benefits: Goodwill impairment of $1.1 million, Write down of long-lived assets of $4.2 million, and a net curtailment and settlement gain on benefit plans of $1.5 million.

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Sales by region:
North and South America (“Americas”)	$67,875	$61,255	$192,625	$182,684
Europe, Middle East, Africa (“EMEA”)	68,026	65,081	209,183	212,473
Asia and Pacific Rim (“APAC”)	71,438	71,362	216,037	229,206
	$207,339	$197,698	$617,845	$624,363

The following table reflects each business group’s total assets as of December 31, 2013 and March 31, 2013 (amounts in thousands):

	December 31, 2013	March 31, 2013
Total assets:
Solid Capacitors	$483,352	$517,024
Film and Electrolytic	289,287	297,518
Corporate	78,907	85,816
Discontinued operations	10,779	11,233
	$862,325	$911,591

Note 9.  Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors six defined benefit pension plans in Europe, one plan in Singapore and two plans in Mexico.  In addition, the Company sponsors a post-retirement plan in the United States.  Costs recognized for benefit plans are recorded using estimated amounts which may change as actual costs for the fiscal year are determined.

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2013 and 2012 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended December 31,		Quarters Ended December 31,
	2013	2012	2013	2012
Net service cost	$332	$353	$—	$—
Interest cost	428	436	6	7
Expected return on net assets	(110)	(149)	—	—
Amortization:
Actuarial (gain) loss	79	137	(65)	(82)
Prior service cost	1	3	—	—
Curtailment loss on benefit plans	—	587	—	—
Total net periodic benefit (income) costs	$730	$1,367	$(59)	$(75)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the nine month periods ended December 31, 2013 and 2012 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Nine Month Periods Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Net service cost	$994	$1,182	$—	$—
Interest cost	1,284	1,424	17	21
Expected return on net assets	(328)	(493)	—	—
Amortization:
Actuarial (gain) loss	235	397	(195)	(243)
Prior service cost	3	15	—	—
Net curtailment and settlement gain on benefit plans	—	(1,088)	—	—
Total net periodic benefit (income) costs	$2,188	$1,437	$(178)	$(222)

In fiscal year 2014, the Company expects to contribute up to $1.6 million to the pension plans, $0.9 million of which has been contributed as of December 31, 2013.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 10. Stock-based Compensation

The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. At December 31, 2013, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”).  The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of: (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and, (5) performance awards. Options issued under these plans vest within one to three years and expire ten years from the grant date. The Company grants restricted stock units to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. Once vested and settled, restricted stock units are converted into restricted stock and cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors, as applicable, resigns from his or her position, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership exceeds the target. This expense is being recognized over the respective vesting periods.

Historically, the Board of Directors of the Company has approved annual Long Term Incentive Plans (“LTIP”) which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA target for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted stock units, or a combination of both as determined by the Company’s Board of Directors. The 2013/2014 LTIP and 2014/2015 LTIP also awarded restricted stock units which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item “Accrued expenses” on the Consolidated Balance Sheets and any restricted stock unit commitment is reflected in the line item “Additional paid-in capital” on the Consolidated Balance Sheets.

The compensation expense associated with stock-based compensation for the quarters ended December 31, 2013 and 2012 are recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended December 31, 2013			Quarter Ended December 31, 2012
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$92	$43	$130	$131	$113	$97
Selling, general and administrative expenses	67	200	126	129	335	200
Research and development	(19)	—	50	23	—	32
	$140	$243	$306	$283	$448	$329

The compensation expense associated with stock-based compensation for the nine month periods ended December 31, 2013 and 2012 are recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Nine Month Period Ended December 31, 2013			Nine Month Period Ended December 31, 2012
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$354	$69	$356	$540	$338	$244
Selling, general and administrative expenses	351	505	509	626	1,089	534
Research and development	1	—	143	72	—	80
	$706	$574	$1,008	$1,238	$1,427	$858

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net loss for the nine month periods ended December 31, 2013, and 2012. Approximately thirty-five thousand and twenty-six thousand stock options were exercised in the nine month periods ended December 31, 2013 and 2012, respectively.

Note 11. Income Taxes

During the quarter ended December 31, 2013, the Company incurred $1.0 million of income tax expense, comprised of a $1.3 million income tax expense which is related to income taxes for foreign operations and a $0.3 million tax benefit related to the release of uncertain tax positions in a foreign jurisdiction.  Income tax expense for the nine month period ended December 31, 2013 was $4.3 million, comprised of $4.3 million related to income taxes for foreign operations, and $0.1 million of state income tax expense and a $0.1 million income tax benefit related to uncertain tax positions in a foreign jurisdiction.

During the quarter ended December 31, 2012, the Company incurred $0.6 million of income tax expense which was related to income taxes for foreign operations.  Income tax expense for the nine month period ended December 31, 2012 was $4.0 million, comprised of $4.4 million related to income taxes for foreign operations and $0.2 million of state income tax expense and a $0.6 million benefit related to a release of an uncertain tax position in a foreign jurisdiction.

There is no U.S. federal income tax benefit from the quarter and nine month periods ended December 31, 2013 and 2012 due to a valuation allowance on deferred tax assets.

Note 12. Basic and Diluted Net Loss Per Common Share

The following table presents basic EPS and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(4,746)	$(12,575)	$(50,319)	$(54,158)
Loss from discontinued operations	(1,076)	(1,682)	(3,737)	(2,773)
Net loss	$(5,822)	$(14,257)	$(54,056)	$(56,931)
Denominator:
Weighted-average shares outstanding:
Basic	45,120	44,918	45,078	44,879
Assumed conversion of employee stock grants	—	—	—	—
Assumed conversion of warrants	—	—	—	—
Diluted	45,120	44,918	45,078	44,879
Net loss per basic share:
Loss from continuing operations	$(0.11)	$(0.28)	$(1.12)	$(1.21)
Loss from discontinued operations	$(0.02)	$(0.04)	$(0.08)	$(0.06)
Net loss	$(0.13)	$(0.32)	$(1.20)	$(1.27)

Diluted loss per share:
Loss from continuing operations	$(0.11)	$(0.28)	$(1.12)	$(1.21)
Loss from discontinued operations	$(0.02)	$(0.04)	$(0.08)	$(0.06)
Net loss	$(0.13)	$(0.32)	$(1.20)	$(1.27)

Common stock equivalents that could potentially dilute net loss per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Assumed conversion of employee stock grants	1,777	2,186	1,800	2,033
Assumed conversion of warrants	6,822	6,444	6,646	6,798

Note 13. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer accounted for over 10% of the Company’s net sales in the quarters and nine month periods ended December 31, 2013 and 2012.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable at December 31, 2013 and March 31, 2013.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 44% of the Company’s net sales in the nine month periods ended December 31, 2013 and 2012.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

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

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
December 31, 2013
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$405	$21,558	$33,631	$—	$55,594
Accounts receivable, net	—	42,092	51,450	—	93,542
Intercompany receivable	317,951	322,120	190,234	(830,305)	—
Inventories, net	—	126,449	74,404	—	200,853
Prepaid expenses and other	3,144	14,761	22,742	(2,915)	37,732
Deferred income taxes	—	770	4,982	—	5,752
Current assets of discontinued operations	—	—	10,293	—	10,293
Total current assets	321,500	527,750	387,736	(833,220)	403,766
Property and equipment, net	340	107,064	196,337	—	303,741
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	28,726	8,996		37,722
Investment in NEC TOKIN	—	49,713	—	—	49,713
Investments in subsidiaries	408,439	424,387	30,285	(863,111)	—
Restricted cash	—	14,028	—	—	14,028
Deferred income taxes	—	1,450	6,950	—	8,400
Other assets	5,747	2,238	900	—	8,885
Noncurrent assets of discontinued operations	—	—	486	—	486
Long-term intercompany receivable	81,764	60,677	2,800	(145,241)	—
Total assets	$817,790	$1,251,617	$634,490	$(1,841,572)	$862,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,363	$9,000	$13,309	$—	$27,672
Accounts payable, trade	64	29,624	41,910	—	71,598
Intercompany payable	165,174	545,611	119,520	(830,305)	—
Accrued expenses	34,788	12,782	28,252	—	75,822
Income taxes payable and deferred income taxes	—	3,111	3,464	(2,915)	3,660
Current liabilities of discontinued operations	—	—	5,862	—	5,862
Total current liabilities	205,389	600,128	212,317	(833,220)	184,614
Long-term debt, less current portion	373,631	—	592	—	374,223
Other non-current obligations	943	2,938	51,019	—	54,900
Deferred income taxes	—	3,007	5,026	—	8,033
Noncurrent liabilities of discontinued operations	—	—	2,728	—	2,728
Long-term intercompany payable	—	81,764	63,477	(145,241)	—
Stockholders’ equity	237,827	563,780	299,331	(863,111)	237,827
Total liabilities and stockholders’ equity	$817,790	$1,251,617	$634,490	$(1,841,572)	$862,325

Condensed Consolidating Balance Sheet
March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,202	$52,056	$26,720	$—	$95,978
Accounts receivable, net	—	42,051	51,723	—	93,774
Intercompany receivable	287,513	251,524	150,376	(689,413)	—
Inventories, net	—	126,286	72,602	—	198,888
Prepaid expenses and other	3,186	13,564	27,302	(2,952)	41,100
Deferred income taxes	—	578	3,589	—	4,167
Current assets of discontinued operations	—	—	9,517	—	9,517
Total current assets	307,901	486,059	341,829	(692,365)	443,424
Property and equipment, net	361	111,584	191,997	—	303,942
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	29,763	8,883	—	38,646
Investment in NEC TOKIN	—	52,738	—	—	52,738
Investments in subsidiaries	423,695	424,386	10,750	(858,831)	—
Restricted cash	—	17,397	—	—	17,397
Deferred income taxes	—	1,500	6,494	—	7,994
Other assets	6,741	3,173	236	—	10,150
Noncurrent assets of discontinued operations	—	—	1,716	—	1,716
Long-term intercompany receivable	75,919	56,338	2,800	(135,057)	—
Total assets	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,561	$16	$1,216	$—	$10,793
Accounts payable, trade	61	37,444	34,497	—	72,002
Intercompany payable	100,947	481,707	106,759	(689,413)	—
Accrued expenses	37,490	19,615	34,845	—	91,950
Income taxes payable and deferred income taxes	—	3,046	980	(2,952)	1,074
Current liabilities of discontinued operations	—	—	5,661	—	5,661
Total current liabilities	148,059	541,828	183,958	(692,365)	181,480
Long-term debt, less current portion	372,157	—	550	—	372,707
Other non-current obligations	17,485	3,899	47,638	—	69,022
Deferred income taxes	—	2,808	5,734	—	8,542
Noncurrent liabilities of discontinued operations	—	—	2,924	—	2,924
Long-term intercompany payable	—	75,919	59,138	(135,057)	—
Stockholders’ equity	276,916	594,068	264,763	(858,831)	276,916
Total liabilities and stockholders’ equity	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591

Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$88	$242,149	$203,486	$(238,384)	$207,339
Operating costs and expenses:
Cost of sales	376	212,086	181,109	(223,894)	169,677
Selling, general and administrative expenses	10,276	15,195	11,450	(14,490)	22,431
Research and development	31	4,072	1,924	—	6,027
Restructuring charges	—	254	1,940	—	2,194
Write down of long-lived assets	—	—	3,358	—	3,358
Net (gain) loss on sales and disposals of assets	—	45	(16)	—	29
Total operating costs and expenses	10,683	231,652	199,765	(238,384)	203,716
Operating income (loss)	(10,595)	10,497	3,721	—	3,623
Non-operating (income) expense, net	(186)	8,080	1,099	—	8,993
Equity in earnings of subsidiaries	(4,587)	—	—	4,587	—
Income (loss) from continuing operations before income taxes and equity income from NEC TOKIN	(5,822)	2,417	2,622	(4,587)	(5,370)
Income tax expense	—	53	980	—	1,033
Income (loss) from continuing operations before equity income from NEC TOKIN	(5,822)	2,364	1,642	(4,587)	(6,403)
Equity income from NEC TOKIN	—	1,657	—	—	1,657
Income (loss) from continuing operations	(5,822)	4,021	1,642	(4,587)	(4,746)
Loss from discontinued operations	—	—	(1,076)	—	(1,076)
Net income (loss)	$(5,822)	$4,021	$566	$(4,587)	$(5,822)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended December 31, 2013

Comprehensive income (loss)	$(4,124)	$4,686	$3,220	$(4,587)	$(805)

Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$216,004	$197,337	$(215,643)	$197,698
Operating costs and expenses:
Cost of sales	460	184,993	182,086	(204,806)	162,733
Selling, general and administrative expenses	7,916	14,072	14,162	(10,837)	25,313
Research and development	55	4,549	1,686	—	6,290
Restructuring charges	—	2,476	1,410	—	3,886
Write down of long-lived assets	—	—	3,084		3,084
Net (gain) loss on sales and disposals of assets	4	9	(209)	—	(196)
Total operating costs and expenses	8,435	206,099	202,219	(215,643)	201,110
Operating income (loss)	(8,435)	9,905	(4,882)	—	(3,412)
Non-operating (income) expense, net	3,181	5,972	(601)	—	8,552
Equity in earnings of subsidiaries	2,641	—	—	(2,641)	—
Income (loss) from continuing operations before income taxes	(14,257)	3,933	(4,281)	2,641	(11,964)
Income tax expense	—	123	488	—	611
Income (loss) from continuing operations	(14,257)	3,810	(4,769)	2,641	(12,575)
Loss from discontinued operations	—	—	(1,682)	—	(1,682)
Net income (loss)	$(14,257)	$3,810	$(6,451)	$2,641	$(14,257)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended December 31, 2012

Comprehensive income (loss)	$(12,691)	$3,420	$(3,965)	$2,641	$(10,595)

Condensed Consolidating Statement of Operations
For the Nine Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$173	$725,721	$619,977	$(728,026)	$617,845
Operating costs and expenses:
Cost of sales	1,093	662,619	554,804	(687,794)	530,722
Selling, general and administrative expenses	30,830	43,755	36,473	(40,232)	70,826
Research and development	174	12,138	5,391	—	17,703
Restructuring charges	—	2,634	5,535	—	8,169
Write down of long-lived assets	—	—	3,358	—	3,358
Net loss on sales and disposals of assets	—	63	8	—	71
Total operating costs and expenses	32,097	721,209	605,569	(728,026)	630,849
Operating income (loss)	(31,924)	4,512	14,408	—	(13,004)
Non-operating (income) expense, net	21	29,000	1,039	—	30,060
Equity in earnings of subsidiaries	22,111	—	—	(22,111)	—
Income (loss) from continuing operations before income taxes and equity loss from NEC TOKIN	(54,056)	(24,488)	13,369	22,111	(43,064)
Income tax expense	—	142	4,151	—	4,293
Income (loss) from continuing operations before equity loss from NEC TOKIN	(54,056)	(24,630)	9,218	22,111	(47,357)
Equity loss from NEC TOKIN	—	(2,962)	—	—	(2,962)
Income (loss) from continuing operations	(54,056)	(27,592)	9,218	22,111	(50,319)
Loss from discontinued operations	—	—	(3,737)	—	(3,737)
Net income (loss)	$(54,056)	$(27,592)	$5,481	$22,111	$(54,056)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Month Period Ended December 31, 2013

Comprehensive income (loss)	$(48,211)	$(30,289)	$14,971	$22,111	$(41,418)

Condensed Consolidating Statement of Operations
For the Nine Month Period Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$690,815	$639,449	$(705,901)	$624,363
Operating costs and expenses:
Cost of sales	1,553	617,857	579,935	(673,692)	525,653
Selling, general and administrative expenses	22,957	45,792	40,579	(32,209)	77,119
Research and development	155	14,578	5,450	—	20,183
Restructuring charges	—	4,436	9,236	—	13,672
Goodwill impairment	—	1,092	—	—	1,092
Write down of long-lived assets	—	—	7,318	—	7,318
Net loss on sales and disposals of assets	4	42	(169)	—	(123)
Total operating costs and expenses	24,669	683,797	642,349	(705,901)	644,914
Operating income (loss)	(24,669)	7,018	(2,900)	—	(20,551)
Other (income) expenses:
Non-operating (income) expense, net	10,144	20,624	(1,165)	—	29,603
Equity in earnings of subsidiaries	22,118	—	—	(22,118)	—
Loss from continuing operations before income taxes	(56,931)	(13,606)	(1,735)	22,118	(50,154)
Income tax expense (benefit)	—	230	3,774	—	4,004
Loss from continuing operations	(56,931)	(13,836)	(5,509)	22,118	(54,158)
Loss from discontinued operations	—	—	(2,773)	—	(2,773)
Net loss	$(56,931)	$(13,836)	$(8,282)	$22,118	$(56,931)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Month Period Ended December 31, 2012

Comprehensive income (loss)	$(57,891)	$(13,847)	$(9,011)	$22,118	$(58,631)

Condensed
Consolidating Statement of Cash Flows
For the Nine Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(3,339)	$(30,386)	$10,689	$—	$(23,036)
Investing activities:
Capital expenditures	—	(10,955)	(14,038)	—	(24,993)
Change in restricted cash	—	3,532	—	—	3,532
Net cash used in investing activities	—	(7,423)	(14,038)	—	(21,461)
Financing activities:
Proceeds from revolving line credit	—	9,000	12,000	—	21,000
Deferred acquisition payments	(10,703)	(1,000)	—	—	(11,703)
Payments of long-term debt	(2,841)	(17)	—	—	(2,858)
Proceeds from exercise of stock options	86	—	—	—	86
Net cash provided by (used in) financing activities	(13,458)	7,983	12,000	—	6,525
Net increase (decrease) in cash and cash equivalents	(16,797)	(29,826)	8,651	—	(37,972)
Effect of foreign currency fluctuations on cash	—	(672)	1,536	—	864
Operating activities discontinued operations	—	—	(3,276)	—	(3,276)
Cash and cash equivalents at beginning of fiscal period	17,202	52,056	26,720	—	95,978
Cash and cash equivalents at end of fiscal period	$405	$21,558	$33,631	$—	$55,594

Condensed Consolidating Statements of Cash Flows
For the Nine Month Period Ended December 31, 2012
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(33,506)	$(45,166)	$34,495	$—	$(44,177)
Investing activities:
Capital expenditures	—	(13,395)	(24,954)	—	(38,349)
Change in restricted cash	—	(24,000)	—	—	(24,000)
Net cash used in investing activities	—	(37,395)	(24,954)	—	(62,349)
Financing activities:
Proceeds from issuance of debt	39,825	—	—	—	39,825
Payments of long-term debt	—	—	(1,901)	—	(1,901)
Deferred acquisition payments	(5,617)	(1,000)	—	—	(6,617)
Proceeds from exercise of stock options	58	—	—	—	58
Debt issuance costs	(275)	—	—	—	(275)
Net cash provided by (used in) financing activities	33,991	(1,000)	(1,901)	—	31,090
Net increase (decrease) in cash and cash equivalents	485	(83,561)	7,640	—	(75,436)
Effect of foreign currency fluctuations on cash	—	—	(81)	—	(81)
Operating activities discontinued operations	—	—	2,555	—	2,555
Cash and cash equivalents at beginning of fiscal period	7,933	178,205	24,383	—	210,521
Cash and cash equivalents at end of fiscal period	$8,418	$94,644	$34,497	$—	$137,559

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

Business Overview

KEMET is a leading global manufacturer of a wide variety of capacitors. Capacitors are fundamental components of most electronic circuits and are found in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems. Capacitors are typically used to filter out interference, smooth the output of power supplies, block the flow of direct current while allowing alternating current to pass and for many other purposes.

Manufacturing a broad line of tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors, KEMET's product line consists of over 250,000 distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of their needs independent of application and end use.

KEMET operates 23 production facilities in Europe, North America, and Asia, and employs approximately 9,550 employees worldwide. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the nine month period ended December 31, 2013.  We continue to focus on specialty products and during the nine month period ended December 31, 2013, we introduced 6,108 new products of which 338 were first to market.  Specialty products accounted for 45.8% of our revenue over this period.

In fiscal year 2013, we shipped approximately 32 billion capacitors and in the nine month period ended December 31, 2013, we shipped approximately 26 billion capacitors. We believe the long-term demand for capacitors will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

In the first quarter of fiscal year 2014, we reorganized our business by combining our Tantalum Business Group and Ceramic Business Group into one business group, Solid Capacitors.  Following the reorganization, our two business groups are comprised of the Solid Capacitors Business Group (“Solid Capacitors”) and the Film and Electrolytic Business Group (Film and Electrolytic”).  The business groups are responsible for their respective manufacturing sites as well as all related research and development efforts.

Recent Developments and Trends

Net sales for the quarter ended December 31, 2013, of $207.3 million decreased $1.1 million or 0.5% from $208.4 million for the quarter ended September 30, 2013.  Despite the decrease in net sales, operating income of $3.6 million increased $2.0 million from $1.6 million in the quarter ended September 30, 2013.  We expect our operating results to improve as we continue to benefit from our vertical integration and restructuring efforts.  In addition, we believe our equity investment in NEC TOKIN enhances our competitive position.

The following items have been reflected in the financial statements for the quarter and nine month periods ended December 31, 2013.

Equity Investment

On March 12, 2012, KEMET Electronics Corporation (“KEC”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (representing a 34% economic interest) of NEC TOKIN, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial

Closing”). The Company accounts for its investment in NEC TOKIN using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. In the quarter and nine month period ended December 31, 2013, we recognized equity income (loss) from NEC TOKIN of $1.7 million and $(3.0) million, respectively.

Write Down of Long-Lived Assets
KEMET is in the process of restructuring its Evora, Portugal manufacturing operations, which is expected to be completed during the quarter ending June 30, 2014. As a part of our ongoing restructuring activities we have moved certain Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Tantalum equipment in Portugal will be disposed. During the third quarter of fiscal year 2013, we incurred impairment charges totaling $3.1 million related to Solid Capacitors. In the third quarter of fiscal year 2014 we incurred $2.8 million in additional impairment charges due to a decrease in forecasted revenues as capacity has been moved to a manufacturing facility in Mexico. We used an income approach to estimate the fair value of the assets to be disposed. In addition, during the third quarter of fiscal year 2014, the Company incurred impairment charges totaling $0.6 million related to Film and Electrolytic, which were related to idle manufacturing equipment in a manufacturing facility in Italy.

Discontinued Operations

Film and Electrolytic has initiated a plan to dispose of its Machinery division. Management expects the sale to be completed in the fourth quarter of fiscal year 2014.

Net sales and net operating (loss) for the Company’s discontinued operation for the quarters and nine month periods ended December 31, 2013 were (in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Net sales	$1,711	$2,599	$6,668	$15,557
Operating loss	(1,009)	(1,878)	(4,030)	(2,804)

Restructuring

The Company incurred $8.2 million in restructuring charges in the nine month period ended December 31, 2013 including $6.1 million related to personnel reduction costs which are primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.2 million related to the reduction of the solid capacitor production workforce in Mexico, $1.1 million related to the Company’s initiative to reduce overhead, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.  In addition, $0.9 million is related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities within Italy.

In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $2.1 million for the consolidation of manufacturing operations within Italy and relocation of equipment to Evora, Portugal, Skopje, Macedonia and Mexico.

Outlook

For the fourth quarter of fiscal year 2014, we expect net sales to be comparable with the third quarter of fiscal year 2014 with some downward pressure on gross margins related to product line mix.  We will continue to focus on our overall cost structure to leverage our position as the economic rebound occurs in our industry.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended December 31, 2013 with the quarter ended December 31, 2012

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended December 31,
	2013	% to Total Sales	2012	% to Total Sales
Net sales	$207,339		$197,698
Gross margin	37,662	18.2%	34,965	17.7%
Selling, general and administrative expenses	22,431	10.8%	25,313	12.8%
Research and development	6,027	2.9%	6,290	3.2%
Restructuring charges	2,194	1.1%	3,886	2.0%
Write down of long-lived assets	3,358	—	3,084	1.6%
Net (gain) loss on sales and disposals of assets	29	—	(196)	—
Operating income (loss)	3,623	1.7%	(3,412)	(1.7)%
Non-operating (income) expense, net	8,993	4.3%	8,552	4.3%
Loss from continuing operations before income taxes and equity income from NEC TOKIN	(5,370)	(2.6)%	(11,964)	(6.1)%
Income tax expense	1,033	0.5%	611	0.3%
Loss from continuing operations before equity income from NEC TOKIN	(6,403)	(3.1)%	(12,575)	(6.4)%
Equity income from NEC TOKIN	1,657	0.8%	—	—
Loss from continuing operations	(4,746)	(2.3)%	(12,575)	(6.4)%
Loss from discontinued operations	(1,076)	(0.5)%	(1,682)	(0.9)%
Net loss	$(5,822)	(2.8)%	$(14,257)	(7.2)%

Net Sales

Net sales for the quarter ended December 31, 2013 of $207.3 million increased $9.6 million or 4.9% from $197.7 million for the quarter ended December 31, 2012. The increase is due primarily to a 16.6% increase in unit sales volumes primarily related to a $7.1 million increase in the Ceramic product line corresponding to increased demand in the original equipment manufacturer ("OEM") and channels. In addition, Film and Electrolytic net sales increased due to increased customer demand in Europe and Asia. The net increase in demand was partially offset by a 11.2% decrease in average selling prices related to a shift in product line mix and pricing pressures experienced in the Film and Electrolytic business group.

The following table reflects the percentage of net sales by region for the quarters ended December 31, 2013 and 2012:

	Quarters Ended December 31,
	2013	2012
Americas	33%	31%
EMEA	33%	33%
APAC	34%	36%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended December 31, 2013 and 2012:

	Quarters Ended December 31,
	2013	2012
Distributors	44%	45%
EMS	17%	19%
OEM	39%	36%
	100%	100%

Gross Margin

Gross margin for the quarter ended December 31, 2013 of $37.7 million (18.2% of net sales) increased $2.7 million or 7.7% from $35.0 million (17.7% of net sales) for the quarter ended December 31, 2012.  The primary contributor to the increase in gross margin as a percentage of net sales was an improvement in the gross margin for Film and Electrolytic due to cost improvements realized from restructuring efforts to move production to lower cost regions and a $1.0 million decrease in plant start up costs.

Selling, General and Administrative Expenses

SG&A expenses of $22.4 million (10.8% of net sales) for the quarter ended December 31, 2013 decreased $2.9 million or 11.4% from $25.3 million (12.8% of net sales) for the quarter ended December 31, 2012. The decrease is attributable primarily to the following: a $1.0 million decrease in compensation corresponding with headcount reductions, a $0.5 million decrease in ERP integration costs, a $0.4 million decrease in professional fees, and a $0.4 million decrease in software maintenance fees. Additionally, a curtailment loss on benefit plans of $0.6 million was recognized in the quarter ended December 31, 2012.

Research and Development

R&D expenses of $6.0 million (2.9% of net sales) for the quarter ended December 31, 2013 decreased $0.3 million or 4.2% compared to $6.3 million (3.2% of net sales) for the quarter ended December 31, 2012 primarily as a result of headcount reductions achieved by leveraging the technology and licensing agreement in place with NEC TOKIN.

Restructuring Charges

Restructuring charges of $2.2 million for the quarter ended December 31, 2013 decreased $1.7 million or 43.5% from $3.9 million for the quarter ended December 31, 2012.

Restructuring charges in the quarter ending December 31, 2013 included $1.2 million of personnel reduction costs and $1.0 million of manufacturing relocation costs primarily due to the consolidation of manufacturing facilities within Italy. The primary source of personnel reduction is $0.9 million in charges related to a headcount reduction of 31 due to the consolidation of facilities in Italy.

Restructuring charges of $3.9 million were incurred in the quarter ending December 31, 2012. These included $1.6 million for reductions in administrative overhead primarily in the Corporate headquarters, $0.7 million for reductions in production workforce in Mexico, $0.6 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.5 million for reductions in workforce across the Company in response to lower volumes and demand. In addition to these personnel reduction costs, $0.5 million of additional expense was incurred for relocation of manufacturing equipment to China, Bulgaria, Macedonia and Mexico for the consolidation of manufacturing operations within Italy.

 Write Down of Long-Lived Assets
KEMET is in the process of restructuring its Evora, Portugal manufacturing operations, which is expected to be completed during the quarter ending June 30, 2014. As a part of our ongoing restructuring activities we have moved certain Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Tantalum equipment in Portugal will be disposed. During the third quarter of fiscal year 2013, we incurred impairment charges totaling $3.1 million related to Solid Capacitors. In the third quarter of fiscal year 2014 we incurred $2.8 million in additional impairment charges due to a decrease in forecasted revenues as capacity has been moved to a manufacturing facility in Mexico. We used an income approach to estimate the fair value of the assets to be disposed. In addition, during the third quarter of fiscal year 2014, the Company incurred impairment charges totaling $0.6 million related to Film and Electrolytic, which related to idle manufacturing equipment in a manufacturing facility in Italy.

Operating Income (Loss)

Operating income of $3.6 million for the quarter ended December 31, 2013 improved $7.0 million from an operating loss of $3.4 million for the quarter ended December 31, 2012.  The improvement was attributable primarily to a $4.8 million decrease in operating expenses (Restructuring, SG&A and R&D expenses decreased by $1.7 million, $2.9 million, and $0.3 million, respectively) and a $2.7 million increase in gross margin.  In addition, the write-down of long-lived assets decreased $0.3 million.

Non-Operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $9.0 million for the quarter ended December 31, 2013, compared to an expense of $8.6 million for the quarter ended December 31, 2012.  The increase is attributed primarily to a change in foreign exchange rates and a change in the valuation of the put/call options related to the NEC TOKIN acquisition. During the quarter ended December 31, 2013, we recognized a $0.2 million foreign currency exchange loss compared to a $0.5 million gain on foreign currency exchange for the quarter ended December 31, 2012 primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  In addition, in the quarter ended December 31, 2013, we recognized a $1.7 million increase in the value of the NEC TOKIN options.

Income Taxes

Income tax expense of $1.0 million for the quarter ended December 31, 2013 increased $0.4 million compared to income tax expense of $0.6 million for the quarter ended December 31, 2012.  During the quarter ended December 31, 2013, the income tax expense was comprised of a $1.3 million charge related to income taxes for foreign operations and a $0.3 million benefit related to the release of uncertain tax positions in a foreign jurisdiction.  During the quarter ended December 31, 2012, the Company incurred $0.6 million of income tax expense which was related to income taxes for foreign operations. There was no U.S. federal income tax benefit for the quarters ended December 31, 2013 and 2012 losses due to a valuation allowance on deferred tax assets.

Equity income (loss) from NEC TOKIN

Equity income related to NEC TOKIN of $1.7 million for the quarter ended December 31, 2013 increased $2.9 million compared to an Equity loss of $1.2 million for the quarter ended September 30, 2013.

Discontinued operations

Loss from discontinued operations of $1.1 million for the quarter ended December 31, 2013, decreased $0.6 million compared to a loss of $1.7 million for the quarter ended December 31, 2012.

Business Groups Comparison of the Quarter Ended December 31, 2013 with the Quarter Ended December 31, 2012

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended December 31, 2013 and 2012 (amounts in thousands):

	Quarters Ended December 31,
	2013	2012
Net sales:
Solid Capacitors	$156,082	$149,772
Film and Electrolytic	51,257	47,926
	$207,339	$197,698
Operating income (loss):
Solid Capacitors	$27,616	$24,757
Film and Electrolytic	(2,374)	(5,554)
Unallocated operating expenses	(21,619)	(22,615)
	$3,623	$(3,412)

Solid Capacitors

The following table sets forth net sales, Operating income and Operating income as a percentage of net sales for our Solid Capacitors business group for the quarters ended December 31, 2013 and 2012 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$97,707		$98,496
Ceramic product line net sales	58,375		51,276
Solid Capacitors net sales	156,082		149,772
Solid Capacitors operating income	27,616	17.7%	24,757	16.5%

Net Sales

Solid Capacitors net sales of $156.1 million for the quarter ended December 31, 2013 increased $6.3 million or 4.2% from $149.8 million for the quarter ended December 31, 2012 primarily as a result of increased sales within the Ceramic product line.

Tantalum product line net sales of $97.7 million for the quarter ended December 31, 2013 decreased $0.8 million or 0.8% from $98.5 million for the quarter ended December 31, 2012, while the Ceramic product line ("Ceramic") net sales of $58.4 million for the quarter ended December 31, 2013 increased $7.1 million or 13.8% from $51.3 million for the quarter ended December 31, 2012.  The overall increase in net sales for Solid Capacitors was driven by increased demand for Ceramic product in the OEM and distribution channels which was partially offset by a decrease in average selling prices for Solid Capacitors overall of 10.8%.  The decrease in average selling prices is due to the increase in demand in lower priced Ceramic products and a decrease in demand for higher priced Tantalum products across the EMEA and APAC regions.

 Segment Operating Income

Segment operating income of $27.6 million for the quarter ended December 31, 2013 increased $2.9 million or 11.5% from $24.8 million in the quarter ended December 31, 2012 primarily as a result of a $3.5 million decrease in operating expenses (Restructuring, SG&A and R&D) and a $0.3 million decrease in write-down of long-lived assets partially offset by a $0.8 million decrease in gross margin.  Restructuring charges decreased $1.9 million as the prior year quarter ended December 31, 2012 included reductions in workforce in response to lower unit sales volume and demand.  SG&A expense decreased $1.1 million due to a decrease in compensation related to headcount reductions and integration costs and R&D expense decreased $0.4 million due primarily to headcount reductions taken by leveraging the technology and licensing agreement in place with NEC TOKIN.  The decrease in gross margin was driven by a shift in product line mix to products with lower margins.

Film and Electrolytic

The following table sets forth net sales, Operating loss and Operating loss as a percentage of net sales for our Film and Electrolytic business group for the quarters ended December 31, 2013 and 2012 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$51,257		$47,926
Operating loss	(2,374)	(4.6)%	(5,554)	(11.6)%

Net Sales

Film and Electrolytic net sales of $51.3 million for the quarter ended December 31, 2013 increased $3.3 million or 7.0% from $47.9 million for the quarter ended December 31, 2012.  The increase in net sales was driven by higher customer demand in Europe and Asia partially offset by a decline in average selling prices of 10.8% due to an increase in unit sales volume for products with lower average selling prices and pricing pressure.  The Film and Electrolytic capacitor net sales were favorably impacted by $1.5 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Loss

Segment Operating loss of $2.4 million for the quarter ended December 31, 2013 improved $3.2 million or 57.3% from $5.6 million in the quarter ended December 31, 2012.  The improvement in segment operating loss was attributable to a $3.5 million improvement in gross margin and a $0.8 million decrease in SG&A. The improvements were partially offset by a write-down of long-lived assets of $0.6 million recognized in the quarter ended December 31, 2013.

Consolidated Comparison of the Nine Month Period Ended December 31, 2013 with the Nine Month Period Ended December 31, 2012

The following table sets forth the Condensed Consolidated Statements of Operations for the nine month periods ended December 31, 2013 and 2012 (amounts in thousands):

	Nine Month Periods Ended December 31,
	2013	% to Total Sales	2012	% to Total Sales
Net sales	$617,845		$624,363
Gross margin	87,123	14.1%	98,710	15.8%
Selling, general and administrative expenses	70,826	11.5%	77,119	12.4%
Research and development	17,703	2.9%	20,183	3.2%
Restructuring charges	8,169	1.3%	13,672	2.2%
Goodwill impairment	—	—%	1,092	0.2%
Write down of long-lived assets	3,358	0.5%	7,318	1.2%
Net (gain) loss on sales and disposals of assets	71	—%	(123)	—%
Operating loss	(13,004)	(2.1)%	(20,551)	(3.3)%
Other (income) expense, net	30,060	4.9%	29,603	4.7%
Loss from continuing operations before income taxes and equity income from NEC TOKIN	(43,064)	(7.0)%	(50,154)	(8.0)%
Income tax expense	4,293	0.7%	4,004	0.6%
Loss from continuing operations before equity income from NEC TOKIN	(47,357)	(7.7)%	(54,158)	(8.7)%
Equity loss from NEC TOKIN	(2,962)	(0.5)%	—	—%
Loss from continuing operations	(50,319)	(8.1)%	(54,158)	(8.7)%
Loss from discontinued operations	(3,737)	(0.6)%	(2,773)	(0.4)%
Net loss	$(54,056)	(8.7)%	$(56,931)	(9.1)%

Net Sales

Net sales of $617.8 million for the nine month period ended December 31, 2013 decreased $6.5 million or 1.0% from $624.4 million for the nine month period ended December 31, 2012. The decrease is due primarily to a 10.2% decrease in average selling prices.  The decrease in average selling prices is due to a decrease in demand for higher priced tantalum products across all regions and an increase in unit sales volume for Film and Electrolytic products with lower average selling prices.  These decreases were partially offset by a 9.4% increase in capacitor unit sales volumes.

The following table reflects the percentage of net sales by region for the nine month periods ended December 31, 2013 and 2012:

	Nine Month Periods Ended December 31,
	2013	2012
Americas	31%	29%
EMEA	34%	34%
APAC	35%	37%
	100%	100%

The following table reflects the percentage of net sales by channel for the nine month periods ended December 31, 2013 and 2012:

	Nine Month Periods Ended December 31,
	2013	2012
Distributors	44%	45%
EMS	17%	18%
OEM	39%	37%
	100%	100%

Gross Margin

Gross margin of $87.1 million (14.1% of net sales) for the nine month period ended December 31, 2013 decreased $11.6 million or 11.7% from $98.7 million (15.8% of net sales) in the nine month period ended December 31, 2012.  The primary contributor to the decrease in gross margin as a percentage of net sales were the following factors within Solid Capacitors: a shift in product line mix to lower margin products and an additional reserve of $3.9 million for inventory held by a third party. Partially offsetting these decreases was a $3.7 million improvement in gross margin for Film and Electrolytic due to cost improvements realized from restructuring efforts to move production to lower cost regions and a $1.3 million decrease in plant start up costs.

Selling, General and Administrative Expenses

SG&A expenses of $70.8 million (11.5% of net sales) for the nine month period ended December 31, 2013 decreased $6.3 million or 8.2% compared to $77.1 million (12.4% of net sales) for the nine month period ended December 31, 2012.  The decrease consists primarily of the following items: a $4.5 million decrease in compensation expenses that resulted from headcount reductions, a $1.9 million decrease in ERP integration costs, a $1.2 million decrease in training and travel as part of overall cost saving initiatives, a $0.8 million decrease in professional fees, a $0.3 million decrease in charitable expenses, a $0.3 million decrease in Information Technology related data transmission costs, and a $0.8 million decrease in incentive compensation related to stock based compensation.  Partially offsetting these decreases was a $1.1 million settlement gain on benefit plans recognized in the prior nine month period ended December 31, 2012, the equivalent of which, was not recorded in the corresponding period during the current fiscal year and a $1.8 million increase in depreciation expense.

Research and Development

R&D expenses of $17.7 million (2.9% of net sales) for the nine month period ended December 31, 2013 decreased $2.5 million or 12.3% compared to $20.2 million (3.2% of net sales) for the nine month period ended December 31, 2012. The decrease resulted primarily from headcount reductions achieved by leveraging the technology and licensing agreement in place with NEC TOKIN.

Restructuring Charges

Restructuring charges of $8.2 million for the nine month period ended December 31, 2013 decreased $5.5 million or 40.3% from $13.7 million for the nine month period ended December 31, 2012.

Restructuring charges for the nine month period ended December 31, 2013 included $6.1 million related to personnel reduction costs which is comprised primarily of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.2 million related to a reduction of the solid capacitor production workforce in Mexico, $1.1 million related to the Company’s initiative to reduce overhead, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to an additional CIGS plan which will cover a maximum of 170 employees for up to 12 months in Italy.  In addition, $0.9 million is related to a headcount reduction of 31 employees due to the consolidation of our manufacturing facilities within Italy.

Restructuring charges for the nine month period ended December 31, 2012 included $12.0 million related to personnel reduction cost which were comprised primarily of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center, $2.3 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center, $2.3 million for reductions in administrative overhead primarily in the Corporate headquarters, $2.0 million for reductions in production workforce and administrative overhead across the entire Company, $1.5 million for reductions in production workforce in Mexico and $1.1 million for reductions in production workforce in Portugal. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.7 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing facilities within Italy.

Write Down of Long-Lived Assets
KEMET is in the process of restructuring its Evora, Portugal manufacturing operations, which is expected to be completed during the quarter ending June 30, 2014. As a part of our ongoing restructuring activities we have moved certain Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Tantalum equipment in Portugal will be disposed. During the third quarter of fiscal year 2013, we incurred impairment charges totaling $3.1 million related to Solid Capacitors. In the third quarter of fiscal year 2014 we incurred $2.8 million in additional impairment charges due to a decrease in forecasted revenues as capacity has been moved to a manufacturing facility in Mexico. We used an income approach to estimate the fair value of the assets to be disposed. In addition, during the third quarter of fiscal year 2014, the Company incurred impairment charges totaling $0.6 million related to Film and Electrolytic, which related to idle manufacturing equipment in a manufacturing facility in Italy.

Operating Loss

KEMET's Operating loss of $13.0 million for the nine month period ended December 31, 2013, improved $7.5 million or 36.7% from the Operating loss of $20.6 million for the nine month period ended December 31, 2012. The improvement is attributable primarily to a $14.3 million decrease in operating expenses (Restructuring, SG&A and R&D expenses decreased by $5.5 million, $6.3 million, and $2.5 million, respectively).  In addition, the write-down of long-lived assets decreased $4.0 million and a $1.1 million goodwill impairment related to the KEMET Foil Manufacturing, LLC ("KEMET Foil") reporting unit was recognized in the nine month period ended December 31, 2012. These improvements were partially offset by a $11.6 million decrease in gross margin.

Non-operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $30.1 million for the nine month period ended December 31, 2013, compared to an expense of$29.6 million for the nine month period ended December 31, 2012.  During the nine month period ended December 31, 2013, we recognized a $0.1 million foreign currency exchange loss compared to a $0.9 million loss on foreign currency exchange for the nine month period ended December 31, 2012, due primarily to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  In addition, we recognized a $1.4 million charge related to the write off of a long-term note receivable and we recognized a $1.3 million increase in the value of the NEC TOKIN options for the nine month period ended December 31, 2013.

Income Taxes

Income tax expense of $4.3 million for the nine month period ended December 31, 2013, comprised of $4.3 million related to income taxes for foreign operations and $0.1 million of state income tax expense and a $0.1 million income tax benefit related to uncertain tax positions in a foreign jurisdiction. Income tax expense for the nine month period ended December 31, 2012, was $4.0 million, comprised of $4.4 million related to income taxes for foreign operations and $0.2 million of state income tax expense and a $0.6 million benefit related to a release of an uncertain tax position in a foreign jurisdiction.

There was no U.S. federal income tax benefit from the nine month periods ended December 31, 2013, and 2012 losses due to a valuation allowance on deferred tax assets.

Equity Loss from NEC TOKIN

Equity loss related to NEC TOKIN was $3.0 million for the nine month period ended December 31, 2013.

Discontinued operations

Loss from discontinued operations of $3.7 million for the nine month period ended December 31, 2013, increased $1.0 million compared to a loss of $2.8 million for nine month period ended December 31, 2012.

Business Groups Comparison of the Nine Month Period Ended December 31, 2013 with the Nine Month Period Ended December 31, 2012

The following table reflects each business group’s net sales and operating income (loss) for the nine month periods ended December 31, 2013 and 2012 (amounts in thousands):

	Nine Month Periods Ended December 31,
	2013	2012
Net sales:
Solid Capacitors	$463,197	$472,940
Film and Electrolytic	154,648	151,423
	$617,845	$624,363
Operating income (loss):
Solid Capacitors	$65,795	$73,325
Film and Electrolytic	(10,888)	(23,049)
Unallocated operating expenses	(67,911)	(70,827)
	$(13,004)	$(20,551)

Solid Capacitors

The following table sets forth net sales, Operating income and Operating income as a percentage of net sales for our Solid Capacitors business group for the nine month periods ended December 31, 2013 and 2012 (amounts in thousands, except percentages):

	Nine Month Periods Ended December 31,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$292,053		$317,003
Ceramic product line net sales	171,144		155,937
Solid Capacitors net sales	463,197		472,940
Solid Capacitor operating income	65,795	14.2%	73,325	15.5%

Net Sales

Solid Capacitors net sales of $463.2 million for the nine month period ended December 31, 2013 decreased $9.7 million or 2.1% from $472.9 million for the nine month period ended December 31, 2012.  The decrease was driven by a decrease in average selling prices of 10.6% which corresponds with a decrease in demand of higher priced tantalum products across all regions.  Tantalum product line net sales of $292.1 million for the nine month period ended December 31, 2013, decreased $24.9 million or 7.9% from $317.0 million for the nine month period ended December 31, 2012. Ceramic net sales of $171.1 million for the nine month period ended December 31, 2013, increased $15.2 million or 9.8% from $155.9 million for the nine month period ended December 31, 2012.  The overall Solid Capacitors decrease was partially offset by a 9.2% increase in unit sales volume due to increased demand in the Americas and EMEA, which was partially offset by a decrease in demand in APAC as shown in the following table:

	Nine Month Periods Ended December 31,		Change in
	2013	2012	Units Sold
Americas	36.4%	34.8%	14.3%
EMEA	33.2%	32.5%	11.3%
APAC	30.4%	32.7%	1.7%

Segment Operating Income

Segment Operating income of $65.8 million for the nine month period ended December 31, 2013 decreased $7.5 million or 10.3% from $73.3 million for the nine month period ended December 31, 2012.  The decrease was attributable primarily to a decrease in gross profit of $15.3 million driven by the shift in product line mix to lower margin products and an inventory write down of $3.9 million and higher priced raw materials.  The decrease in gross margin was partially offset by a $3.1 million decrease in SG&A expenses due primarily to to a decrease in compensation and integration expenses, a $2.4 million decrease in R&D expenses primarily achieved through headcount reductions taken by leveraging the technology and licensing agreement in place with NEC TOKIN, a $2.2 million decrease in restructuring charges and a $0.3 million decrease in the impairment of Tantalum equipment in Evora, Portugal.

Film and Electrolytic

The following table sets forth net sales, Operating loss and Operating loss as a percentage of net sales for our Film and Electrolytic business group for the nine month periods ended December 31, 2013 and 2012 (amounts in thousands, except percentages):

	Nine Month Periods Ended December 31,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$154,648		$151,423
Operating loss	(10,888)	(7.0)%	(23,049)	(15.2)%

Net Sales

Film and Electrolytic net sales of $154.6 million for the nine month period ended December 31, 2013 increased $3.2 million or 2.1% from $151.4 million for the nine month period ended December 31, 2012.  Film and Electrolytic net sales were favorably impacted by $3.1 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar which was offset by a decrease in average selling prices due to shift in product line mix and pricing pressures.

Segment Operating Loss

Segment Operating loss of $10.9 million for the nine month period ended December 31, 2013, improved $12.2 million or 52.8% from $23.0 million for the nine month period ended December 31, 2012.  The improvement was attributable to a $3.7 million decrease in write down of long-lived assets, a $3.7 million decrease in restructuring charges, a $0.1 million decrease in SG&A expenses and a $3.7 million improvement in gross margin.  In addition, a $1.1 million goodwill impairment related to the KEMET Foil reporting unit was recognized in the nine month period ended December 31, 2012.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements and existing cash balances.

Issuance of 10.5% Senior Notes

On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  On March 27, 2012 and April 3, 2012, we completed the sale of $110.0 million and $15.0 million aggregate principal amount of 10.5% Senior Notes, respectively, at an issue price of 105.5% of the principal amount plus accrued interest from November 5, 2011.  The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  The facilities expire on September 30, 2014. A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  Three letters of credit totaling $18.4 million were issued under the Loan and Security Agreement as of December 31, 2013. There was $21.0 million in borrowings against the Loan and Security Agreement as of December 31, 2013.  As of December 31, 2013 our borrowing capacity under Loan and Security Agreement was $3.0 million.

Advanced Payment from OEM

On August 28, 2012, we entered into and amended an agreement (the “Agreement”) with an OEM, pursuant to which the OEM agreed to advance KEMET $24.0 million (the “Advance Payment”).  As of September 30, 2013 and March 31, 2013, the Company had $22.6 million and $24.0 million, respectively, outstanding to the OEM.  On a monthly basis starting in June 2013, the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period; and, (2) agreement cannot be reached between the OEM and KEMET for a price adjustment during the current quarter which would bring our price within 110% of the third-party price.  In June 2015, the remaining outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, we delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012 which reduced our availability under the Loan and Security Agreement.  On October 22, 2012 we received the Advance Payment from the OEM.

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

Short-term Liquidity

KEMET's total cash and restricted cash balance as of December 31, 2013 was $69.6 million.  Unrestricted cash and cash equivalents as of December 31, 2013, of $55.6 million decreased $40.4 million from $96.0 million as of March 31, 2013, primarily due to interest payments of $38.5 million, capital expenditures of $25.0 million and deferred acquisition payments of $11.7 million, offset by $21.0 million in borrowings under the Loan and Security Agreement.  Our net working capital (current assets less current liabilities) as of December 31, 2013, was $219.2 million compared to $261.9 million as of March 31, 2013. Cash and cash equivalents held by our foreign subsidiaries totaled $33.6 million and $26.7 million at December 31, 2013, and March 31, 2013, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. taxes on the undistributed foreign earnings.

We have taken steps to improve our operating results by decreasing global headcount and vertically integrating our supply chain.  In the upcoming quarter we also plan to improve our liquidity by decreasing our inventory balance as we begin operations in Pontecchio, Italy.  Based on our current operating plans, we believe that domestic cash and cash equivalents will continue to be sufficient to fund our operating requirements for the next twelve months, including $37.8 million in interest payments, $20.0 million to $25.0 million in expected capital expenditures, $5.7 million related to the Advance Payment discussed above, $29.8 million in deferred acquisition payments, $5.2 million in restructuring payments, and $22.3 million in debt principal payments.  As of December 31, 2013, our borrowing capacity under the revolving line of credit was $3.0 million.  The revolving line of credit expires on September 30, 2014.

Should we require more capital than is generated by our operations or available through our revolving line of credit, we believe we could raise capital through debt issuances or the sale of certain non-core assets.  However, due to market conditions beyond our control, there can be no assurance that we would be able to complete such an offering. The incurrence of additional debt may result in increased interest expense.

Cash and cash equivalents decreased $40.4 million for the nine month period ended December 31, 2013, as compared with a decrease of $73.0 million during the nine month period ended December 31, 2012.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Nine Month Periods Ended December 31,
	2013	2012
Net cash used in operating activities	$(23,036)	$(44,177)
Net cash used in investing activities	(21,461)	(62,349)
Net cash provided by financing activities	6,525	31,090
Effect of foreign currency fluctuations on cash	864	(81)
Net cash provided by (used in) operating activities of discontinued operations	(3,276)	2,555
Net decrease in cash and cash equivalents	$(40,384)	$(72,962)

Operations

Cash used in operating activities in the nine month period ended December 31, 2013 of $23.0 million decreased $21.1 million from $44.2 million used in the nine month period ended December 31, 2012.

During nine month period ended December 31, 2013 the cash used in operating activities of $23.0 million is primarily comprised of $28.3 million cash used for operating liabilities primarily due to an $8.2 million decrease in the restructuring liabilities balance, a $8.3 million decrease in accounts payable and a $9.3 million decrease in the interest accrual balance. These expenditures were partially offset by an increase in cash from operating assets due to a $3.0 decrease in inventories and a decrease in prepaid insurance and value added tax receivable of $2.5 million.

In comparison, during the nine month period ended December 31, 2012, the cash used in operating activities of $44.2 million is primarily comprised of $25.2 million cash used for operating liabilities primarily due to an $11.0 million decrease in accounts payable related to lower production levels and vertical integration, a $9.3 million decrease in the interest accrual balance, and a $8.0 million decrease in salary and vacation accruals due to headcount reductions. In addition, we used $13.6 million operating assets primarily related to an increase in inventories.
Investing

Cash used in investing activities in the nine month period ended December 31, 2013 of $21.5 million decreased $40.9 million from $62.3 million in the nine month period ended December 31, 2012, due primarily to the Advance Payment from the OEM and, to a lesser extent, a decrease in capital expenditures.
During the nine month period ended December 31, 2013, capital expenditures of $25.0 million were primarily related to the completion of our manufacturing facility in Pontecchio, Italy as well as various information technology related projects. Restricted cash related to the Advance Payment provided cash of $3.5 million.
In comparison, during the nine month period ended December 31, 2012, capital expenditures of $38.3 million were primarily related to our manufacturing facility in Skopje, Macedonia and our Tantalum K-Salt facility in Matamoros, Mexico. Restricted cash related to the Advance Payment increased $24.0 million.

Financing

Cash provided by financing activities in the nine month period ended December 31, 2013, of $6.5 million decreased $24.6 million from $31.1 million in the nine month period ended December 31, 2012, due primarily to a decrease in borrowings and Advanced Payments and an increase in debt related payments.
During the nine month period ended December 31, 2013 KEMET received $21.0 million in proceeds under the Loan and Security Agreement while spending $11.7 million for deferred acquisition payments related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions and $2.9 million for debt payments.
Comparatively, during the nine month period ended December 31, 2012, KEMET received a total of $39.8 million in proceeds; $24.0 million corresponding to the Advanced Payment from the OEM and $15.8 million related to the 10.5% Senior Notes, while spending $6.6 million for deferred acquisition payments related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions and $1.9 million for debt payments.
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

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Operating income (loss)	$3,623	$(3,412)	$(13,004)	$(20,551)
Adjustments:
Restructuring charges	2,194	3,886	8,169	13,672
ERP integration costs	994	1,374	3,043	4,994
Plant start-up costs	485	1,524	2,668	4,814
Stock-based compensation	689	1,060	2,288	3,523
NEC TOKIN investment related expenses	249	164	1,681	1,592
Net gain (loss) on sales and disposals of assets	29	(196)	71	(123)
Write down long-lived assets	3,358	3,084	3,358	7,318
Long-term receivable write down	—	—	1,444	—
Goodwill Impairment	—	—	—	1,092
Net curtailment and settlement (gain) loss on benefit plans	—	588	—	(1,088)
Inventory write down	—	—	3,886	—
Registration related fees	—	—	—	20
Adjusted operating income	$11,621	$8,072	$13,604	$15,263

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Loss from continuing operations	$(4,746)	$(12,575)	$(50,319)	$(54,158)
Adjustments:
Restructuring charges	2,194	3,886	8,169	13,672
Equity (income) loss from NEC TOKIN	(1,657)	—	2,962	—
ERP integration costs	994	1,374	3,043	4,994
Change in value of NEC TOKIN options	(1,716)	—	(1,334)	—
Plant start-up costs	485	1,524	2,668	4,814
Amortization included in interest expense	858	1,122	2,817	3,046
Stock-based compensation	689	1,060	2,288	3,523
Net foreign exchange (gain) loss	207	(464)	145	883
NEC TOKIN investment related expenses	249	164	1,681	1,592
Net gain (loss) on sales and disposals of assets	29	(196)	71	(123)
Write down long-lived assets	3,358	3,084	3,358	7,318
Goodwill Impairment	—	—	—	1,092
Net curtailment and settlement (gain) loss on benefit plans	—	588	—	(1,088)
Inventory write down	—	—	3,886	—
Long-term receivable write down	—	—	1,444	—
Registration related fees	—	—	—	20
Income tax effect of non-U.S. GAAP adjustments (1)	(52)	(228)	(126)	(315)
Adjusted net income (loss) from continuing operations	$892	$(661)	$(19,247)	$(14,730)
___________________
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2013	2012	2013	2012
Loss from continuing operations	$(4,746)	$(12,575)	$(50,319)	$(54,158)
Adjustments:
Depreciation and amortization	11,762	10,405	37,352	33,389
Interest expense, net	10,342	10,193	30,109	30,729
Income tax expense	1,033	611	4,293	4,004
Restructuring charges	2,194	3,886	8,169	13,672
Equity (income) loss from NEC TOKIN	(1,657)	—	2,962	—
ERP integration costs	994	1,374	3,043	4,994
Change in value of NEC TOKIN options	(1,716)	—	(1,334)	—
Plant start-up costs	485	1,524	2,668	4,814
Stock-based compensation	689	1,060	2,288	3,523
Net foreign exchange (gain) loss	207	(464)	145	883
NEC TOKIN investment related expenses	249	164	1,681	1,592
Net gain (loss) on sales and disposals of assets	29	(196)	71	(123)
Goodwill impairment	—	—	—	1,092
Write down long-lived assets	3,358	3,084	3,358	7,318
Net curtailment and settlement (gain) loss on benefit plans	—	588	—	(1,088)
Inventory write down	—	—	3,886	—
Long-term receivable write down	—	—	1,444	—
Registration related fees	—	—	—	20
Adjusted EBITDA from continuing operations	$23,223	$19,654	$49,816	$50,661

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

Adjusted net income (loss) from continuing operations represents net loss from continuing operations, excluding adjustments which are more specifically outlined in the quantitative reconciliation provided above. We use Adjusted net income (loss) from continuing operations to evaluate our operating performance and believe that Adjusted net income (loss) from continuing operations is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted net income (loss) from continuing operations should not be considered as an alternative to net loss from continuing operations, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP.

Adjusted EBITDA from continuing operations represents net loss from continuing operations before interest expense, net, income tax expense, and depreciation and amortization expense, adjusted to exclude the following items: restructuring charges, inventory write down, equity income from NEC TOKIN, long-term receivable write down, NEC TOKIN investment related expenses, plant start-up costs, ERP integration costs, stock-based compensation, net foreign exchange gain/loss, net loss on sales and disposals of assets, goodwill impairment, write down of long-lived assets, settlement gain on benefit plan, and registration related fees.  We present Adjusted EBITDA from continuing operations as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA from continuing operations because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

We believe Adjusted EBITDA from continuing operations is an appropriate supplemental measure of debt service capacity, because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; and depreciation and amortization are non-cash charges. The other items excluded from Adjusted EBITDA from continuing operations are excluded in order to better reflect our continuing operations.

In evaluating Adjusted EBITDA from continuing operations, you should be aware that in the future we may incur expenses similar to the adjustments noted above. Our presentation of Adjusted EBITDA from continuing operations should not be construed as an inference that our future results will be unaffected by these types of adjustments. Adjusted EBITDA from continuing operations is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

Our Adjusted EBITDA from continuing operations measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and our Adjusted EBITDA from continuing operations measure does not reflect any cash requirements for such replacements;

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

Because of these limitations, Adjusted EBITDA from continuing operations should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the change described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2013 Annual Report and in Part II, Item 1A Risk Factors of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at December 31, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2013, and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 2014
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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at December 31, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2013, and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.