Form 10-K
period 2014-03-31
KEMET CORP
filed 2014-05-30
CIK 887730

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-15491
____________________________________________________________________________
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
Common Stock, par value $0.01                New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2013, computed by reference to the closing sale price of the registrant's common stock was approximately $182,411,910.
Number of shares of each class of common stock outstanding as of May 27, 2014: common stock, $0.01 par value, 45,362,350.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held July 24, 2014 are incorporated by reference in Part III of this report.

PART I
ITEM 1.    BUSINESS
Background of Company
KEMET is a leading global manufacturer of a wide variety of capacitors. As used in this report, the terms "we", "us", "our", "KEMET" and the "Company" refer to KEMET Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. KEMET's operations began in 1919 as a business of Union Carbide Corporation ("Union Carbide") to manufacture component parts for vacuum tubes. In the 1950s, Bell Laboratories invented solid-state transistors along with tantalum capacitors and other passive components necessary for their operation. As vacuum tubes were gradually replaced by transistors, we changed our manufacturing focus from vacuum tube parts to tantalum capacitors. We entered the market for tantalum capacitors in 1958 as one of approximately 25 United States manufacturers and by 1966; we were the United States' market leader in tantalum capacitors. In 1969, we began production of ceramic capacitors as one of approximately 35 United States manufacturers and opened our first manufacturing facility in Mexico. In 2003, we expanded operations into Asia, opening our first facility in Suzhou, China. In fiscal year 2007, we acquired the tantalum business unit of EPCOS AG ("EPCOS"). In fiscal year 2008, we acquired Evox Rifa Group Oyj ("Evox Rifa") and Arcotronics Italia S.p.A. ("Arcotronics") and, as a result, entered into markets for film, electrolytic and paper capacitors. In fiscal year 2012, we acquired Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC ("KEMET Foil")) and Niotan Incorporated (whose name was subsequently changed to KEMET Blue Powder Corporation ("Blue Powder")) which has allowed us to vertically integrate certain manufacturing processes within our two segments: our Film and Electrolytic Business Group ("Film and Electrolytic") and our Solid Capacitors Business Group ("Solid Capacitors"). In fiscal year 2013, KEMET Electronics Corporation ("KEC") acquired a 34% economic interest in NEC TOKIN Corporation ("NEC TOKIN") as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of NEC TOKIN outstanding as of such date. The Company accounts for its investment in NEC TOKIN using the equity method for a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.
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
General
Capacitors are electronic components that store, filter, and regulate electrical energy and current flow. As an essential passive component used in most circuit boards, capacitors are typically used for coupling, decoupling, filtering, oscillating and wave shaping and are used in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems (basically anything that plugs in or has a battery). Manufacturing a broad line of capacitors in many different sizes and configurations using a variety of raw materials, our product offerings include tantalum, multilayer ceramic, solid and electrolytic aluminum and film capacitors. Our product line consists of nearly 5 million distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance (at various tolerances), voltage, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products and our broad product offering allows us to meet the majority of those needs independent of application and end use.
During fiscal years 2014, 2013 and 2012 we shipped 35 billion, 32 billion and 32 billion capacitors, respectively. We believe the long-term demand for the various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation. We operate 21 production facilities in Europe, North America and Asia and employ 9,600 employees worldwide. Our customer base includes most of the world's major electronics original equipment manufacturers ("OEMs") (including Alcatel-Lucent USA Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive), electronics manufacturing services providers ("EMSs") (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.).

Our Industry
We manufacture capacitors in many different sizes and configurations including surface-mount capacitors, which are attached directly to the circuit board without lead wires; leaded capacitors, which are attached to the circuit board using lead wires; and, chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in.
The choice of capacitor dielectric is driven by the engineering specifications and the application of the component product into which the capacitor is incorporated. Product design engineers in the electronics industry typically select capacitors on the basis of capacitance levels, voltage requirements, size and cost. We compete with others that manufacture and distribute capacitors both domestically and globally and our success in the market is influenced by many factors, including price, availability, engineering specifications, quality, breadth of offering, performance characteristics, customer service and geographic location of our manufacturing sites. As in all manufacturing industries, there is ongoing pressure on average unit selling prices for capacitors. To help mitigate this effect, KEMET as well as many of our larger competitors have relocated their manufacturing operations to low cost regions and locations in closer proximity to our respective customers.
Solid Capacitors products are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Tantalum capacitors are a popular choice because of their ability for high capacitance in a small volume package. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at higher capacitance values. Solid aluminum capacitors can be more effective in special applications. Film, paper and aluminum electrolytic capacitors can be used to support integrated circuits, but also are used in the field of power electronics to provide energy for applications such as motor starts, power conditioning, electromagnetic interference filtering safety and inverters. Capacitors account for the largest market within the passive component product grouping.
According to a March 2014 report entitled "Passive Electronic Components: World Market Outlook: 2014-2019" by Paumanok Publications, Inc. ("Paumanok"), a market research firm concentrating on the passive components industry, the global capacitor market in fiscal year 2014 (fiscal year ending March 2014) was estimated to be $18.3 billion in revenues and 1.59 trillion units. According to the Paumanok report, the global capacitor market is expected to improve substantially and achieve revenue and unit volume increases of 24% and 29%, respectively, by fiscal year 2019. According to Paumanok, the forecast of the capacitor industry for fiscal year 2014 and the expected growth to fiscal year 2019 are as follows (amounts in billions):

	Fiscal Year 2014	Fiscal Year 2019
Tantalum	$1.9	$2.4
Ceramic	9.6	11.8
Aluminum	4.1	5.0
Paper and plastic film	2.0	2.6
Other	0.7	0.9
	$18.3	$22.7
Because capacitors are a fundamental component of electronic circuits, demand for capacitors tends to reflect the general demand for electronic products, as well as integrated circuits, which, though cyclical, continues to grow. We believe that growth in the electronics market and the resulting growth in demand for capacitors will be driven primarily by a number of recent trends which include:

•
the development of new products and applications, such as alternative and renewable energy systems, hybrid transportation systems, electronic controls for engines and industrial machinery, smart phones and mobile personal computing devices;

•	the increase in the electronic content of existing products, such as home appliances, medical equipment and automobiles;

•	consumer desire for mobility and connectivity; and

•	the enhanced functionality, complexity and convergence of electronic devices that use state-of-the-art microprocessors.
Markets and Customers
Our products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer, industrial and aerospace industries. We also sell products to EMS providers, which also serve

OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent the largest channel through which we sell our capacitors. One electronics distributor, accounted for over 10% of our net sales in fiscal years 2014, 2013 and 2012. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by them. Our top 50 customers accounted for 83.3% of our net sales during fiscal year 2014.
The following table presents an overview of the diverse industries that incorporate our capacitors into their products and the general nature of those products.

Industry	Products
Automotive
Adaptive cruise control, high intensity discharge lamp, light emitting diode electronic modules, lane departure warning, rearview camera systems, audio systems, tire pressure monitoring, power train electronics, instrumentation, airbag systems, anti-lock braking and stabilization systems, hybrid and electric drive vehicles, electronic engine control modules, driver comfort controls, and security systems

Communications	Smart phones, telephones, switching equipment, relays, base stations, and wireless infrastructure
Computer-related	Personal computers (laptops, tablets, netbooks), workstations, servers, mainframes, computer peripheral equipment, power supplies, disk drives, solid state drives, printers, and local area networks
Industrial	Electronic controls, measurement equipment, instrumentation, solar and wind energy generation, and medical electronics
Consumer	Digital media devices, game consoles, televisions and global positioning systems
Military/Aerospace	Avionics, radar, guidance systems, and satellite communications
Alternative Energy	Wind generation systems, solar generation systems, geothermal generation systems, tidal generation systems and electric drive vehicles
We produce a small percentage of capacitors under military specification standards sold for both military and commercial uses. We do not sell any capacitors directly to the United States government. Certain of our customers purchase capacitors for products in the military and aerospace industries.
It is impracticable to report revenues from external customers for each of the above noted products primarily because approximately 45% of our external sales were to electronics distributors for fiscal year 2014.
KEMET in the United States
Our corporate headquarters is located in Simpsonville, South Carolina, which is part of the greater Greenville, South Carolina metropolitan area. Individual functions continue to evolve to support global activities in Asia, Europe, and the Americas, either from Greenville or through other locations in appropriate parts of the world.
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
On June 13, 2011, we completed the acquisition of KEMET Foil, a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of electrolytic capacitors. On February 21, 2012, we completed the acquisition of all of the outstanding shares of Blue Powder, a leading manufacturer of tantalum powders. Blue Powder had been a significant supplier of tantalum powder to KEMET for several years. Blue Powder's principal operating location is in Carson City, Nevada.
To accelerate the pace of innovations, the KEMET Innovation Center for Solid Capacitors was created in July 2003. The primary objectives of the KEMET Innovation Center are to ensure the flow of new product platforms, material sets, and processes that are expected to keep us at the forefront of our customers' product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production. The main campus of the KEMET Innovation Center is located in Simpsonville, South Carolina.

KEMET in Mexico
We believe our operations in Mexico are among the most cost efficient in the world, and they will continue to be our primary production facilities supporting North American and European customers for Solid Capacitors. One of the strengths of KEMET Mexico is that it is a local operation, including local management and workers. These facilities are responsible for maintaining KEMET's tradition of excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros are focused primarily on tantalum capacitors, while the facilities in Monterrey are focused on ceramic capacitors.
KEMET in Asia Pacific
Over the past several years, low production costs and proximity to large, growing markets have caused many of our key customers to relocate production facilities to Asia, particularly China. We have a well-established sales and logistics network in Asia to support our customers' Asian operations. In calendar year 2003, we commenced shipments from Suzhou, China. In connection with the Evox Rifa acquisition, which was completed in April 2007, we added another Chinese operation in Nantong, China, as well as a manufacturing operation in Batam, Indonesia. In fiscal year 2012, as part of our restructuring plan, we began to reduce the operations at the Nantong, China plant and relocate its operations to Suzhou, China. During fiscal year 2013 we closed operations in Nantong, China. With the Arcotronics acquisition, which was completed in October 2007, we further expanded our presence in China with a manufacturing operation in Anting, China. These operations will continue to support customers in Asia with top quality film and electrolytic capacitors. In the fourth quarter of fiscal year 2010, we began to manufacture aluminum polymer products in a second facility in Suzhou, China and during the second quarter of fiscal year 2012, we began production of Electrolytic products in a third facility in Suzhou, China. Manufacturing operations in China are expected to continue to grow and we anticipate that our production capacity in China may be equivalent to Mexico in the future. The vision for KEMET China is to be a local operation, with local management and workers, to help achieve our objective of being a global company. These facilities will be responsible for maintaining our tradition of excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow our customer base in Asia.
KEMET in Europe
We acquired the tantalum business unit of EPCOS in April 2006, acquired Evox Rifa in April 2007, and acquired Arcotronics in October 2007. These acquisitions provided us with manufacturing operations in Europe. We currently have one or more manufacturing locations in each of the following countries: Bulgaria, Finland, Germany, Italy, Macedonia, Portugal, and Sweden. In addition, we operate product innovation centers in the United Kingdom, Italy, Germany and Sweden. We will maintain and enhance our strong European sales and customer service infrastructure, allowing us to continue to meet the local preferences of European customers who remain an important focus for KEMET.
Global Sales and Logistics
In recent years, it has become more complicated to do business in the electronics industry. Market leading electronics manufacturers have spread their facilities globally. The growth of the electronics manufacturing services industry has resulted in a more challenging supply chain. New Asian electronics manufacturers are emerging rapidly. In order to drive down costs, the most successful business models in the electronics industry are based on tightly integrated supply chain logistics. Our direct worldwide sales force and a well-developed global logistics infrastructure distinguish us in the marketplace and will remain a hallmark of KEMET in meeting the needs of our global customers. The North America and South America ("Americas") sales staff is organized into four areas supported by regional offices. The sales staff for Europe, the Middle East and Africa ("EMEA") is organized into three areas, also supported by regional offices. The APAC sales staff is organized into three areas, and is also supported by regional offices. We also have independent sales representatives located in seven countries worldwide including: Brazil, Israel, Canada, and the United States.
In our major markets, we market and sell our products primarily through a direct sales force. With a global sales organization that is customer-focused, our direct sales personnel from around the world serve on KEMET Global Account Teams committed to serving any customer location in the world with a dedicated KEMET representative.The traditional sales team is supported by regional Field Application Engineers who are experts in electronic engineering and market all of KEMET's products by assisting customers with the resolution of capacitor application issues. We believe our direct sales force creates a distinct advantage in the marketplace by enabling us to establish and maintain strong relationships with our customers to efficiently process simple repeat business as well as to consult with customers on new and technically complex custom applications. In addition, where appropriate, we use independent commissioned representatives. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer.
Electronics distributors are an important distribution channel in the electronics industry and accounted for 45%, 46%, and 45% of our net sales in fiscal years 2014, 2013 and 2012, respectively. A portion of our net sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. Our distributor policy includes inventory price protection and "ship-from-stock and debit" ("SFSD") programs common in the industry.
Sales by Geography
In fiscal years 2014 and 2013, net sales by region were as follows (dollars in millions):

	Fiscal Year 2014			Fiscal Year 2013
	Net Sales	% of Total		Net Sales	% of Total
Americas	$262.9	31%	Americas	$244.9	30%
APAC	282.3	34%	APAC	294.5	36%
EMEA	288.5	35%	EMEA	284.5	34%
Total	$833.7		Total	$823.9
We believe our regional balance of revenues is a benefit to our business. The geographic diversity of our net sales diminishes the impact of regional sales decreases caused by various holiday seasons. While sales in the Americas are the lowest of the three regions, the Americas remains the leading region in the world for product design in activity where engagement with OEM design engineers determines product placement independent of the region of the world where the final product is manufactured.
Inventory and Backlog
Our customers often encounter uncertain or changing demand for their products. They historically order products from us based on their forecast and if demand does not meet their forecasts, they may cancel or reschedule the shipments included in our backlog, in many instances without penalty. Additionally, many of our customers have started to require shorter lead times and "just in time" delivery. As a result of these factors, the twelve month order backlog is not a meaningful trend indicator for us.
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
Raw Materials
The principal raw materials used in the manufacture of our products are tantalum powder, tantalum ore, palladium, aluminum and silver. These materials are considered commodities and are subject to price volatility. Additionally, any delays in obtaining raw materials could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with customers.
Tantalum is a metal found in minerals such as tantalite, columbite and coltan, and is mined principally in Central Africa, Australia, Brazil, Canada and Mozambique. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may be unable to pass all such price increases on to our customers.

Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors ("MLCC") and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however, the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2014 the price of palladium fluctuated between $640 to $792 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, could, however, have an adverse effect on our profitability.
Patents and Trademarks
At March 31, 2014, we held the following number of patents and trademarks:

	Patents	Trademarks
United States	113	7
Foreign	42	98
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
Research and Development
Research and development expenses were $24.5 million, $26.9 million and $27.8 million for fiscal years 2014, 2013 and 2012, respectively. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. Most of our products and manufacturing processes have been designed and developed by our engineers. We continue to invest in new technology to improve product performance and production efficiencies.
Segment Reporting
We are organized into two business groups: Solid Capacitors and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the business groups. See Note 9, "Segment and Geographic Information" to our consolidated financial statements.
Solid Capacitors Business Group
Solid Capacitors operates nine capacitor manufacturing sites in Portugal, Mexico, China and a product innovation center in the United States and primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors. Solid Capacitors employs over 6,850 employees worldwide. For fiscal years 2014, 2013 and 2012, Solid Capacitors had consolidated net sales of $626.5 million, $622.3 million and $630.8 million, respectively.
We continue to make significant investments in tantalum production within Solid Capacitors and, based on net sales, we believe that we are the largest tantalum capacitor manufacturer in the world. We believe we have one of the broadest lines of tantalum product offerings and are one of the leaders in the growing market for high-frequency surface mount tantalum and aluminum polymer capacitors. On February 21, 2012, we acquired Blue Powder which we believe is the largest production facility for tantalum powder in the western hemisphere.
Our tantalum product line's broad product portfolio, industry leading process and materials technology, global manufacturing base and on-time delivery capabilities allow us to serve a wide range of customers in a diverse group of end markets, including computing, telecommunications, consumer, medical, military, automotive and general industries.
Our ceramic product line offers an extensive line of multilayer ceramic capacitors in a variety of sizes and configurations. We are one of the two leading ceramic capacitor manufacturers in the United States and among the ten largest manufacturers worldwide.

Our ceramic product line high temperature and capacitance stable product lines provide us with what we believe to be a significant advantage over many of our competitors, especially in high reliability markets, such as medical, industrial, defense and aerospace. Our other significant end markets include computing, telecommunications, automotive and general industries.
Film and Electrolytic Business Group
Our Film and Electrolytic Business Group produces film, paper and wet aluminum electrolytic capacitors. We entered this market through the acquisitions of Evox Rifa and Arcotronics in fiscal year 2008. Film capacitors are preferred where high reliability is a determining factor, while wet aluminum electrolytic capacitors are preferred when high capacitance at a reasonable cost is required. We are one of the world's largest suppliers of film and one of the leaders in wet aluminum electrolytic capacitors for high-value custom applications. On June 13, 2011, we completed the acquisition of KEMET Foil, which manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors. For fiscal years 2014, 2013 and 2012, our Film and Electrolytic Business Group had consolidated net sales of $207.2 million, $201.6 million and $293.3 million, respectively.
Our Film and Electrolytic Business Group primarily serves the industrial, automotive, consumer and telecom markets. We believe that our Film and Electrolytic Business Group's product portfolio, technology and experience position us to significantly benefit from the continued growth in alternative energy solutions. We operate twelve film and electrolytic manufacturing sites throughout Europe, Asia and the United States and product innovation centers in the United Kingdom, Italy, Germany and Sweden. In June 2011, we began the production of power film capacitors in the United States to support alternative energy products and emerging green technologies, such as hybrid electric drive vehicles. Our Film and Electrolytic Business Group employs approximately 2,350 employees worldwide.
In September 2009, we announced plans to reduce operating costs by consolidating the manufacturing of certain products and by implementing other Lean initiatives. Manufacturing consolidation plans include the movement of certain standard, high-volume products to lower cost manufacturing locations. We anticipate the plans will be completed in fiscal year 2016; however, the length of time required to complete the restructuring activities is dependent upon a number of factors, including the ability to continue to manufacture products required to meet customer demand while at the same time relocating certain production lines, and the progress of discussions with union and government representatives in certain European locations concerning the optimization of product mix and related headcount requirements in such manufacturing locations. In July 2010, we relocated our Netherlands distribution facility to the Czech Republic as part of our cost reduction measures. This relocation has allowed shipping lane optimization and customer consolidation (bi-weekly or weekly) for all import shipments. Our European manufacturing plants will continue to ship direct to 'local' customers (customers located in the same country as the plant). In November 2011, we reached an agreement with labor unions in Italy to continue the restructuring process in Italy by consolidating three existing plants into a single new facility in Pontecchio, Italy. We began manufacturing from Pontecchio, Italy in the fourth quarter of fiscal year 2014. Production within one other manufacturing facility in Italy is expected to move to Pontecchio in the first quarter of fiscal year 2015. During the remainder of the restructuring plan, we expect to incur charges of $10.7 million for relocation, severance and other restructuring related costs in Film and Electrolytic. The two legacy facilities in Italy are currently being marketed for sale but do not meet accounting guidelines to be classified as 'held for sale' as the facilities are not available for immediate sale. We expect the restructuring plan to result in a $5.3 million reduction in our operating cost structure in Europe in fiscal year 2015 compared to fiscal year 2014 and anticipate that benefits from the restructuring plan will continue to improve during fiscal year 2016.
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
Our Guiding Principles support a strong commitment to economic, environmental, and socially sustainable development. As a result of this commitment, we have adopted the Electronic Industry Citizen Coalition ("EICC") Code of Conduct. The EICC Code of Conduct is a comprehensive code of conduct that addresses all aspects of corporate responsibility including Labor, Health and Safety, the Environment, and Business Ethics. It outlines standards to ensure working conditions in the electronic industry supply chain are safe, that workers are treated with respect and dignity, that manufacturing processes are environmentally friendly and that materials are sourced responsibly.

Policies, programs, and procedures implemented throughout KEMET ensure compliance with legal and regulatory requirements, the content of the EICC Code of Conduct, and customer contractual requirements related to social and environmental responsibility.
We are committed to these business ethics, labor, health and safety, and environmental standards. We fully support the position of the EICC, the Global e-Sustainability Initiative ("GeSI"), the Electronic Components Industry Association ("ECIA") and the Tantalum-Niobium International Study Center ("TIC") in avoiding the use of conflict minerals which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo or adjoining countries, in line with full compliance to the EICC Code of Conduct. Our tantalum supply base has been and continues to be validated as being sourced conflict free. All of our tantalum raw material providers have been validated as compliant to the EICC/GeSI Conflict Free Smelter Program ("CFSP") program. This policy and validation requirement has been implemented for all conflict minerals. We will immediately discontinue doing business with any supplier found to be purchasing materials which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo or adjoining countries. We will continue to work through the EICC, GeSI, ECIA and TIC towards the goal of greater transparency in the supply chain.
Summary of Activities to Develop a Transparent Supply Chain
We have been involved in developing a transparent supply chain. We are a member of the EICC/GeSI working group that developed the CFSP assessment protocols and participated in the pilot implementation phase of the Organization for Economic Cooperation and Development Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas. We will rely on the EICC/GeSI Conflict-Free Smelter Program independent third party audits to supplement our internal due diligence of conflict mineral suppliers and are monitoring the progress of these audits to ensure our supply chain is conflict free. We fully support section 1502 "Conflict Minerals" of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and will comply with all reporting requirements.
Employees
We have approximately 9,625 employees as of March 31, 2014 in the following locations:

Mexico	5,250
Asia	2,100
Europe	1,700
United States	575
The number of employees represented by labor organizations at KEMET locations in each of the following countries is:

Mexico	4,300
Italy	300
Bulgaria	100
Indonesia	200
China	100
Finland	200
Portugal	100
In fiscal year 2014, we did not experience any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.
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
All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which we operate. While management believes these forward-looking statements are accurate and reasonable, uncertainties, risks and factors, including those described below, could cause actual results to differ materially from those reflected in our forward-looking statements.
Factors that may cause the actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) continued net losses could impact our ability to realize current operating plans and could materially adversely affect our liquidity and our ability to continue to operate; (iii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iv) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased materials; (v) changes in the competitive environment; (vi) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) difficulties, delays or unexpected costs in completing the restructuring plan; (ix) equity method investment in NEC TOKIN expose us to a variety of risks; (x) acquisitions and other strategic transactions expose us to a variety of risks; (xi) inability to attract, train and retain effective employees and management; (xii) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xiii) exposure to claims alleging product defects; (xiv) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) the need to reduce the total costs of our products to remain competitive; (xviii) potential limitation on the use of net operating losses to offset possible future taxable income; (xix) restrictions in our debt agreements that limit our flexibility in operating our business; and (xx) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and could cause actual results to differ materially from those included, contemplated or implied by forward-looking statements made in this report, and the reader should not consider the above list of factors to be a complete set of all potential risks or uncertainties.
Adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines; and such conditions could adversely affect our liquidity and ability to continue to operate.
While our operating plans provide for cash generated from operations to be sufficient to cover our future operating requirements, many factors, including reduced demand for our products, currency exchange rate fluctuations, increased raw material costs, and other adverse market conditions which we cannot predict could cause a shortfall in net cash generated from operations. As an example, the electronics industry is a highly cyclical industry with demand for capacitors reflecting the demand for products in the electronics market. Customers' requirements for our capacitors fluctuate as a result of changes in general economic activity and other factors that affect the demand for their end-products. During periods of increasing demand for their products, they typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, they may rapidly decrease orders for our products while they use accumulated inventory. Business cycles vary somewhat in different geographical regions, such as Asia, and within customer industries. We are also vulnerable to general economic events beyond our control and our sales and profits may suffer in periods of weak demand.
A single customer accounted for over 10% of our net sales in fiscal years 2014, 2013 and 2012. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by them.
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
However, to provide financial flexibility, we could explore further extending our revolving line of credit and if necessary the sale of certain non-core assets. There can be no assurances that we would be successful in either of these strategic initiatives. Our ability to realize current operating plans is also dependent upon meeting our payment obligations and complying with any applicable financial covenants under our debt agreements.
Adverse economic conditions could cause the write down of long-lived assets or goodwill.
Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. In the event that the test shows that the carrying value of certain long-lived assets is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. In fiscal year 2014, we incurred charges totaling $4.5 million for the write down of long-lived assets. If the economic conditions decline we could incur additional charges in the future.
Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In the event that the test shows that the carrying value of goodwill is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. If the economic conditions decline we could incur additional charges in the future.
An increase in the cost or decrease in the availability of our principal or single-sourced purchased materials could adversely affect profitability.
The principal raw materials used in the manufacture of our products are tantalum powder, tantalum ore, palladium, aluminum and silver. These materials are considered commodities and are subject to price volatility. Additionally, any delays in obtaining raw materials could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with customers.
Tantalum is a metal found in minerals such as tantalite, columbite and coltan, and is mined principally in Central Africa, Australia, Brazil, Canada and Mozambique. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may be unable to pass all such price increases on to our customers.

Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however the price of palladium is subject to significant price fluctuations driven by market demand For instance, in fiscal year 2014 the price of palladium fluctuated between $640 to $792 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.
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
We may not realize, in full or in part, the anticipated benefits of the restructuring plan without encountering difficulties, which may include complications in the transfer of production knowledge, loss of key employees and/or customers, the disruption of ongoing business, possible inconsistencies in standards, controls and procedures and potential difficulty in meeting customer demand in the event the market dramatically improves. We are party to collective bargaining agreements in certain jurisdictions in which we operate which could potentially prevent or delay execution of parts of our restructuring plan.
The financial performance of our equity method investment in NEC TOKIN could adversely impact our results of operations.
On February 1, 2013, we closed on KEC's investment in a 34% economic interest in NEC TOKIN with the purchase of 51% of the common stock in NEC TOKIN. The 34% economic interest is calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of NEC TOKIN outstanding as of such date. These businesses are subject to laws, regulations or market conditions, or have risks inherent in their operations, that could adversely affect their performance. We do not have the power to direct significant activities of our equity method investments and therefore the performance of the investment may be negatively impacted. The interests of our partners may differ from the Company's, and they may cause such entities to take actions which are not in the Company's best interest. Any of these factors could adversely impact our results of operations and the value of our investment. In fiscal years 2014 and 2013 we incurred a loss on our equity investment in NEC TOKIN of $7.1 million and $1.3 million, respectively.
Acquisitions and other strategic transactions expose us to a variety of operational and financial risks.
Our ability to realize the anticipated benefits of acquisitions depends, to a large extent, on our ability to integrate the acquired companies with our own. The attention and resources devoted to these efforts, which may disrupt the business of each of the companies and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the operations of the acquired company. In addition, the efforts required to realize the benefits of our acquisitions may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, the diversion of management's attention, and may cause our stock price to decline. The risks associated with such acquisitions and other strategic transactions include:

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
Various laws and regulations that apply to our business, including those relating to conflict minerals and environmental matters, could limit our ability to operate as we are currently and could result in additional costs.
We are subject to various laws and regulations of federal, state and local authorities in the countries in which we operate regarding a wide variety of matters, including conflict minerals, environmental, employment, land use, anti-trust, and others that affect the day-to-day operations of our business. The liabilities and requirements associated with the laws and regulations that affect us may be costly and time-consuming. There can be no assurance that we have been or will be at all times in compliance with such applicable laws and regulations. Failure to comply may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations. If we are pursued for sanctions, costs or liabilities in respect of these matters, our operations and, as a result, our profitability could be materially and adversely affected.
On August 22, 2012, the SEC adopted a new reporting rule requiring issuers for whom tantalum, tin, tungsten and gold are necessary to the functionality or production of a product manufactured by such person to disclose annually whether any of those minerals originated in the Democratic Republic of the Congo or an adjoining country. As defined by the SEC, tantalum, tin, tungsten and gold are commonly referred to as “conflict minerals” or “3TG”. If an issuer’s conflict minerals originated in those countries, the rule requires the issuer to submit a report to the Commission that includes a description of the measures it took to exercise due diligence on the conflict minerals’ source and chain of custody. We use tantalum, tin and to a lesser degree other of the 3TG minerals, in our production processes and in our products. The first such report is due by June 2, 2014 (the first business day after the filing deadline of May 31, 2014). Our tantalum supply base has been and continues to be validated as being sourced conflict free. All of our processed tantalum material providers have been validated as compliant with the EICC/GeSI Conflict-Free Smelter Program ("CFSP"). As this program expands and gains maturity in the supply chain the validation requirement is being applied to suppliers of other conflict minerals. We have exercised due diligence on the source and chain of custody during the reporting period and as required under the rule and will disclose a description of these measures in a special disclosure prior to the filing deadline. However, the rule may cause changes to the pricing of 3TG minerals, which could adversely affect our profitability.  In addition, it is possible that some of our disclosures pursuant to the rule related to our inquiries and supply chain custody diligence could cause reputational harm and cause the company to lose customers or sales.
In addition, we are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances, and generate wastes, that are considered hazardous. We are required to hold environmental permits to conduct many of our operations. Violations of environmental laws and regulations could result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes, or our disposal practices, could restrict our ability to operate as we are currently operating or impose additional costs. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.

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
The uncertainty in the global financial and credit markets could impact our ability to implement new financial arrangements or to modify our existing financial arrangements. An inability to obtain new financing or to further modify existing financing could adversely impact the execution of our restructuring plans and delay the realization of the expected cost reductions. Our ability to generate adequate liquidity will depend on our ability to execute our operating plans and to manage costs in light of developing economic conditions. An unanticipated decrease in sales, or other factors that would cause the actual outcome of our plans to differ from expectations, could create a shortfall in cash available to fund our liquidity needs. Being unable to access new capital, experiencing a shortfall in cash from operations to fund our liquidity needs and the failure to implement an initiative to offset the shortfall in cash would likely have a material adverse effect on our business.
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

Even if we have not experienced an ownership change to date, we could experience an ownership change in the near future if there are certain significant purchases of our common stock or other events outside our control.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The agreement governing our revolving credit facility and the indenture governing the notes and certain of our other debt agreements contain various covenants that, subject to exceptions, limit our ability to, among other things: incur additional indebtedness; create liens on assets; make capital expenditures; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change lines of business. The agreement governing our revolving credit facility also includes a fixed charge coverage ratio covenant that we must satisfy if an event of default occurs or in the event that we do not meet certain excess availability requirements under our revolving credit facility. Our ability to comply with this covenant is dependent on our future performance, which may be subject to many factors, some of which are beyond our control.
K Equity may obtain significant influence over all matters submitted to a stockholder vote, which may limit the ability of other shareholders to influence corporate activities and may adversely affect the market price of our common stock.
As part of the consideration for entering into the Platinum Credit Facility on May 5, 2009, K Financing received the Platinum Warrant to purchase up to 26,848,484 shares of our common stock (subject to certain adjustments), representing 49.9% of our outstanding common stock at the time of issuance on a post-exercise basis. This Platinum Warrant was subsequently transferred to K Equity, an affiliate of K Financing. As of March 31, 2014, 8,416,815 shares remain subject to the Platinum Warrant. To the extent that K Equity exercises the remainder of the Platinum Warrant in whole or in part but does not sell all or a significant part of the shares it acquires upon exercise, K Equity may own up to 15.7% of our outstanding common stock. As a result, K Equity may have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our restated certificate of incorporation and by-laws and approval of significant corporate transactions. K Equity could also take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders, and the trading price of shares of our common stock could be adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
We are headquartered in Simpsonville, South Carolina, and have a total of 21 manufacturing plants (two facilities contain manufacturing operations for both Solid Capacitors and Film and Electrolytic) located in North America, Europe and Asia. Some of our plants manufacture products for multiple business groups. Our existing manufacturing and assembly facilities have approximately 3.4 million square feet of floor space and are highly automated with proprietary manufacturing processes and equipment.
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

The following table provides certain information regarding our principal facilities:

Location	Square Footage (in thousands)	Type of Interest	Description of Use
Simpsonville, South Carolina U.S.A.	372	Owned	Headquarters, Innovation Center, Advanced Tantalum Manufacturing and Film Manufacturing
Solid Capacitor Business Group
Matamoros, Mexico(1)	341	(1)	(1)
Monterrey, Mexico(2)	532	Owned	Manufacturing
Suzhou, China(2)(3)	353	Leased	Manufacturing
Ciudad Victoria, Mexico	265	Owned	Manufacturing
Evora, Portugal(3)	140	Owned	Manufacturing
Carson City, Nevada U.S.A.	87	Owned	Manufacturing
Film and Electrolytic Business Group
Evora, Portugal(3)	93	Owned	Manufacturing
Suzhou, China(3)	134	Leased	Manufacturing
Skopje, Macedonia	126	Owned	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	106	Leased	Manufacturing
Batam, Indonesia	86	Owned	Manufacturing
Knoxville, Tennessee U.S.A.	78	Owned	Manufacturing
Kyustendil, Bulgaria	82	Owned	Manufacturing
Landsberg, Germany	81	Leased	Manufacturing and Innovation Center
Pontecchio, Italy(4)	226	Owned	Manufacturing
Weymouth, United Kingdom	96	Leased	Innovation Center
Anting, China	38	Owned	Manufacturing
Farjestaden, Sweden	28	Leased	Manufacturing and Innovation Center
_______________________________________________________________________________

1.	Includes two manufacturing facilities, one owned and one leased facility. The leased facility processes raw materials.

2.	Includes two manufacturing facilities.

3.	Facility contains manufacturing operations for both Solid Capacitors and Film and Electrolytic, square footage noted relates to portion of each plant used by the respective business group.

4.	We began manufacturing in Pontecchio, Italy in the fourth quarter of fiscal year 2014. This facility replaced the Sasso Marconi, Monghidoro and Vergato facilities, each in Italy.
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

Name	Age	Position	Years with Company
Per-Olof Lööf	63	Chief Executive Officer and Director	9
William M. Lowe, Jr.	61	Executive Vice President and Chief Financial Officer	6
Charles C. Meeks, Jr.	52	Executive Vice President, Solid Capacitor Business Group	30
Susan B. Barkal	51	Senior Vice President Quality, Chief Compliance Officer and Chief of Staff	14
John J. Drabik	40	Senior Vice President Global Sales	17
Dr. Phillip M. Lessner	55	Senior Vice President and Chief Technology Officer	18
Robert S. Willoughby	53	Vice President, Film and Electrolytic Business Group	28
R. James Assaf	54	Senior Vice President, General Counsel and Secretary	6
Michael L. Raynor	48	Vice President and Corporate Controller	6
Richard J. Vatinelle	50	Vice President and Treasurer	1
_______________________________________________________________________________

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
        William M. Lowe, Jr., Executive Vice President and Chief Financial Officer, was named such in July 2008. Mr. Lowe was previously the Vice President, Chief Operating Officer and Chief Financial Officer of Unifi, Inc., a producer and processor of textured synthetic yarns from January 2004 to October 2007. Prior to holding that position, he was Executive Vice President and Chief Financial Officer for Metaldyne, an automotive components manufacturer. He also held various financial management positions with ArvinMeritor, Inc., a premier global supplier of integrated automotive components. He received his B.S. degree in business administration with a major in accounting from Tri-State University and is a Certified Public Accountant in the state of Ohio.
       Charles C. Meeks, Jr., Executive Vice President, Solid Capacitor Business Group, was named such in May 2013. He joined KEMET in December 1983 in the position of Process Engineer, and has held various positions of increased responsibility including the positions of Plant Manager and Director of Operations, Ceramic Business Group. He was named Vice President, Ceramic Business Group in June 2005, Senior Vice President, Ceramic Business Group in October 2007, Senior Vice President, Ceramic and Film and Electrolytic Business Group in March 2010 and Executive Vice President Ceramic and Film and Electrolytic Business Group in May 2011 prior to his appointment to his current position. In addition, since January 2000, Mr. Meeks has served as President of Top Notch Inc., a private company that offers stress management therapy services. Mr. Meeks received a Masters of Business Administration degree and a Bachelor of Science degree in Ceramic Engineering from Clemson University.
Susan B. Barkal, Senior Vice President Quality, Chief Compliance Officer and Chief of Staff, was named such in February 2014. Ms. Barkal joined KEMET in November 1999, and has served as Quality Manager for the Tantalum Business Group (now a part of Solid Capacitors), Technical Product Manager for all Tantalum product lines and Director of Tantalum Product Management. Ms. Barkal was appointed Vice President of Quality and Chief Compliance Officer in December 2008 prior to her appointment to her current position. Ms. Barkal holds a Bachelor of Science degree in Chemical Engineering from Clarkson University and a Master of Science degree in Mechanical Engineering from California Polytechnic University.
John J. Drabik, Senior Vice President-Global Sales, was named such in May 2013. He joined KEMET in 1997 and has held various positions of increased responsibility in Sales and Product Management, including District Sales Manager, Area Sales Manager, Ceramic Product Manager, Director of Product Management - Ceramic Business Group and, from August 2007 through April, 2013, Vice President Sales-Americas. He holds a Bachelor of Science in Management with a minor in Marketing from Purdue University and is a 2007 graduate of the KEMET Leadership Forum.
Dr. Philip M. Lessner, Senior Vice President and Chief Technology Officer, was named such in February 2014. He joined KEMET in March 1996 as a Technical Associate in the Tantalum Technology Group. He has held several positions of increased responsibility in the Technology and Product Management areas including Senior Technical Associate, Director Tantalum Technology, Director Technical Marketing Services and Vice President Tantalum Technology. Dr. Lessner was named Vice President, Chief Technology Officer and Chief Scientist in December 2006, Senior Vice President, Chief Technology Officer and Chief Scientist in May 2011 and Senior Vice President and Chief Technology and Marketing Officer in November 2012 prior to his appointment to his current position. Dr. Lessner received a PhD in Chemical Engineering from the University of California, Berkeley and a Bachelor of Engineering in Chemical Engineering from Cooper Union.
Robert S. Willoughby, Vice President-Film and Electrolytic Business Group, was named such in May 2013. He joined KEMET in December 1985 and has held positions of increasing responsibility in Diagnostic, Quality, New Product and Process Engineering. Mr. Willoughby served as Director - Ceramic Operations from July 2007 until March 2010 and served as Vice President of Operations - Film and Paper Business Unit from March 2010 until May 2013. He holds a Bachelor of Science degree in Industrial Engineering from Clemson University and is a 2007 graduate of the KEMET Leadership Forum.
Other Key Employees
R. James Assaf, Senior Vice President, General Counsel and Secretary, was named such in February 2014. Mr. Assaf joined KEMET as Vice President, General Counsel in March 2008, and was appointed Vice President, General Counsel and Secretary in July 2008 prior to his appointment to his current position. Before joining KEMET, Mr. Assaf served as General Manager for InkSure Inc., a start-up seller of product authentication solutions. He had also previously held several positions with Sensormatic Electronics Corporation, including Associate General Counsel and Director of Business Development, Mergers & Acquisitions. Prior to Sensormatic, Mr. Assaf served as an Associate Attorney with the international law firm Squire Sanders & Dempsey. Mr. Assaf received his Bachelor of Arts degree from Kenyon College and his Juris Doctor degree from Case Western Reserve University School of Law.
Michael L. Raynor, Vice President and Corporate Controller, was named such in November 2012. Mr. Raynor joined the Company in July 2007 as the Assistant Corporate Controller; in November of 2008 Mr. Raynor was named Director of Financial Planning & Analysis prior to his appointment to his current position. Prior to joining KEMET, Mr. Raynor held various controller level positions with distribution and manufacturing companies. Mr. Raynor received a Bachelor of Arts degree in Economics and a Masters of Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant in the state of North Carolina.
Richard J. Vatinelle, Vice President and Treasurer, was named such in March 2014. Mr. Vatinelle joined the Company in November 2012 as Controller - Tantalum Business Group. Prior to joining KEMET, Mr. Vatinelle served for two years as Regional Controller - Latin America for Leo Pharma A/S, a global manufacturer of pharmaceutical products. From 2007 to 2009 he served as Director of Finance, Policies and Reporting, for Stiefel Laboratories, a pharmaceutical company specialized in dermatology. Mr. Vatinelle’s career in finance includes eight years with Conagra Foods Inc., where he held various international finance roles, and eleven years with Banque Sudameris, an international banking group where he began his career. Mr. Vatinelle holds a Bachelor of Science degree in Finance and International Management from Georgetown University.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock of the Company
Our common stock trades on the NYSE under the ticker symbol "KEM" (NYSE: KEM). We had 158 stockholders of record as of May 23, 2014. The following table represents the high and low sale prices of our common stock for the periods indicated:

	Fiscal Year 2014		Fiscal Year 2013
Quarter	High	Low	High	Low
First	$6.83	$4.00	$9.63	$5.38
Second	4.98	3.93	6.26	4.36
Third	6.22	4.07	5.20	3.75
Fourth	6.41	5.11	6.94	4.94
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

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on March 31, 2009, with the Russell 3000 and a peer group (the "Peer Group") comprised of certain companies which manufacture capacitors and with which we generally compete. The Peer Group is comprised of AVX Corporation, Littelfuse, Inc. and Vishay Intertechnology, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among KEMET Corporation, the Russell 3000 Index,
and a Peer Group
_______________________________________________________________________________

*	$100 invested on 3/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

RETURNS
Years Ending March 31,

	3/09	3/10	3/11	3/12	3/13	3/14
KEMET Corporation	100.00	571.43	2,017.69	1,273.47	850.34	790.48
Russell 3000	100.00	152.44	117.41	107.19	114.57	137.76
Peer Group	100.00	112.93	162.84	139.22	143.94	501.78

Unregistered Sales of Equity Securities
We did not sell any of our equity securities during fiscal year 2014 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
Repurchase of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2014.
Equity Compensation Plan Disclosure
The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of March 31, 2014:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,733,559	$9.87	1,666,620
Equity compensation plans not approved by stockholders	—	—	—
Total	1,733,559	$9.87	1,666,620

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

	Fiscal Years Ended March 31,
	2014	2013	2012(1)	2011	2010
Income Statement Data: (2)
Net sales	$833,666	$823,903	$924,052	$986,480	$714,265
Operating income (loss)	(18,211)	(35,080)	28,083	123,891	6,223
Interest income	(195)	(139)	(175)	(218)	(188)
Interest expense	40,962	41,331	28,567	30,175	26,008
Income (loss) from continuing operations (3)	(64,869)	(78,512)	(2,350)	58,175	(70,842)
Income (loss) from discontinued operations	(3,634)	(3,670)	9,042	4,869	1,395
Net income (loss)	(68,503)	(82,182)	6,692	63,044	(69,447)
Per Share Data:
Net income (loss) per basic share:
Income (loss) from continuing operations	$(1.44)	$(1.75)	$(0.05)	$1.95	$(2.63)
Income (loss) from discontinued operations	$(0.08)	$(0.08)	$0.21	$0.16	$0.05
Net income (loss)	$(1.52)	$(1.83)	$0.16	$2.11	$(2.58)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(1.44)	$(1.75)	$(0.04)	$1.13	$(2.63)
Income (loss) from discontinued operations	$(0.08)	$(0.08)	$0.17	$0.09	$0.05
Net income (loss)	$(1.52)	$(1.83)	$0.13	$1.22	(2.58)
Balance Sheet Data:
Total assets	$843,667	$911,591	$980,862	$884,309	$740,961
Working capital	233,744	261,945	396,494	316,605	226,600
Long-term debt, less current portion(4)	391,292	372,707	345,380	231,215	231,629
Other non-current obligations	55,864	69,022	101,229	59,727	55,626
Stockholders' equity(3)	221,884	276,916	358,996	359,753	284,272
Other Data:
Cash flow provided by (used in) operating activities	$(6,746)	$(22,827)	$80,730	$113,968	$54,620
Capital expenditures	32,147	46,174	49,314	34,989	12,921
Research and development	24,466	26,876	27,765	24,597	21,639
_______________________________________________________________________________

(1)	In fiscal year 2012, the Company acquired KEMET Foil on June 13, 2011 and Blue Powder on February 21, 2012.

(2)	All periods have been revised due to the classification in fiscal year 2014 of the machinery division as a discontinued operation.

(3)
In fiscal year 2010, the Platinum Warrant was initially classified as a derivative and the Company recorded a mark-to-market adjustment of $81.1 million through earnings. As of September 29, 2009, the strike price of the Platinum Warrant became fixed and the Company reevaluated the Platinum Warrant concluding that the Platinum Warrant is indexed to the Company's own stock and should be classified as a component of equity. The Company reclassified the warrant liability of $112.5 million into the line item "Additional paid-in capital". In addition, in fiscal year 2010 the Company incurred a loss on early extinguishment of debt of $38.9 million.

(4)
In fiscal year 2010, the Company repurchased $93.9 million in face value of Convertible Notes and incurred additional borrowings of $57.8 million with K Financing. In fiscal year 2013, 2012 and 2011, the Company issued $15.0 million, $110.0 million and $230 million, respectively of 10.5% Senior Notes. In fiscal year 2013, the Company received a $24.0 million Advance Payment, as defined herein, from an original equipment manufacturer. In fiscal year 2014, the Company had $18.4 million outstanding under a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2014. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. Except for the historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the Item 1A, "Risk Factors" and, from time to time, in our other filings with the Securities and Exchange Commission.
Business Overview
We are a leading global manufacturer of a wide variety of tantalum, multilayer ceramic, solid and electrolytic aluminum and film capacitors. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow. As an essential passive component used in most circuit boards, capacitors are typically used for coupling, decoupling, filtering, oscillating and wave shaping and are used in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems (basically anything that plugs in or has a battery). We manufacture a broad line of capacitors in many different sizes and configurations using a variety of raw materials. Our product line consists of nearly 5 million distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance (at various tolerances), voltage, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use. In fiscal years 2014, 2013 and 2012 we shipped 35 billion, 32 billion and 32 billion capacitors, respectively. We believe the long-term demand for various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.
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
Breadth of Our Diversified Product Offering and Markets.    We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As discussed below, our private label partnership with NEC TOKIN has expanded our product offerings and markets. As a result, we believe we can satisfy virtually all of our customers' capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare markets across all geographic regions. No single end market segment accounted for more than 30% and a single customer, an electronics distributor, accounted for more than 10% of our net sales in fiscal year 2014. No single end use customer accounted for more than 6% of our net sales in fiscal year 2014. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.
Leading Market Positions and Operating Scale.    Based on net sales, we believe that we are the largest manufacturer of tantalum capacitors in the world and one of the largest manufacturers of direct current film capacitors in the world and have a significant market position in the specialty ceramic and custom wet aluminum electrolytic markets. As discussed below, our private label partnership with NEC TOKIN allows us to achieve true scale in operations to manage raw materials sourcing as well as maximize efficiencies. We believe that our leading market positions and operating scale allow us to realize production efficiencies, leverage economies of scale and capitalize on growth opportunities in the global capacitor market.
Strong Presence in Specialty Products.    We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During fiscal years 2014 and 2013, respectively, specialty products accounted for 46.1% and 41.1% of our revenue. By allocating an increasing portion of our management resources and research and development ("R&D") investment (particularly though our partnership with NEC TOKIN discussed below) to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecommunication infrastructure and oil and gas.
Low-Cost and Strategic Locations.    We believe our plants in China, Mexico, Bulgaria and Macedonia have some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China. We believe our manufacturing facilities in China are in close proximity to the large and growing Chinese market. In addition, we have the ability to increase capacity and change product mix to meet our customers' needs.
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
Our People.    We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 16 member executive management team has an average of 17 years of experience with us and an average of over 24 years of experience in the manufacturing industry.
Business Strategy
Our strategy is to use our position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of our customers. Key elements of our strategy include:
One KEMET Campaign.    We continue to focus on improving our business capabilities through various initiatives that all fall under our One KEMET campaign. The One KEMET campaign aims to ensure that we as a company are focused on the same goals and working with the same processes and systems to ensure consistent quality and service. This effort was launched to ensure that as we continue to grow we not only remain grounded in our core principles but that we also use those principles, operating procedures and systems as the foundation from which to expand. These initiatives include implementing Oracle 11i EBS throughout most locations, our Lean and Six Sigma culture evolution and our global customer accounts management program.
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
Leverage Our Technological Competence and Expand Our Leadership in Specialty Products.    We continue to leverage our technological competence and partnership with NEC TOKIN to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers' varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During fiscal year 2014, we introduced 16,829 new products of which 2,377 were first to market, and specialty products accounted for 46.1% of our revenue over this period.
Further Expand Our Broad Capacitance Capabilities.    We identify ourselves as "The Electronic Components Company" and strive to be the supplier of choice for all our customers' capacitance needs across the full spectrum of dielectric materials including tantalum, ceramic, solid and electrolytic aluminum, film and paper. As discussed below, through our partnership with NEC TOKIN we have further expanded our product offerings. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research and pursue additional capacitance technologies and solutions in order to maximize the breadth of our product offerings.
Selectively Target Complementary Acquisitions and Equity Investments.    As strategic opportunities are identified, we will evaluate and possibly pursue them if they would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers' technologies and our current product offerings. For example, in fiscal year 2012, we acquired Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil ) and Blue Powder which has allowed us to vertically integrate certain manufacturing processes within Film and Electrolytic and Solid Capacitors, respectively. In addition, on February 1, 2013 KEC, a wholly owned subsidiary of the Company, acquired a 34% economic interest in NEC TOKIN, a manufacturer of tantalum capacitors and electro-magnetic, electro-mechanical and access devices.
Promote the KEMET Brand Globally.    We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar year 2013, we received the “Supplier Excellence Award” from TTI, Inc. and the “Supplier Engagement” and “Perfect Order Index” awards from Arrow Electronics, Inc., both of which are electronics distributors.
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
KEMET is organized into two business groups: Solid Capacitors and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the business groups. See Note 9, "Segment and Geographic Information" to our consolidated financial statements.
Recent Developments and Trends
Net sales of $833.7 million in fiscal year 2014 have increased 1.2% from $823.9 million in fiscal year 2013. Capacitor unit sales volumes increased 11.0 % for fiscal year 2014 as compared to fiscal year 2013. Average selling prices for capacitors decreased 9.3% for fiscal year 2014 as compared to fiscal year 2013 due to excess capacity in the market which decreased average selling prices across the market. We have continued to focus on vertical integration and restructure our operations by shifting production to lower cost locations. Through our recent acquisition of Blue Powder and equity investment in NEC TOKIN Corporation ("NEC TOKIN"), as described herein, we believe we can enhance our competitive position.
Equity Investment
On February 1, 2013, KEC closed on a transaction to acquire 51% (which represents a 34% economic interest calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of NEC TOKIN outstanding as of such date) of the common stock of NEC TOKIN, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices. The Company accounts for its investment in NEC TOKIN using the equity method for a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.
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
Partnership with NEC TOKIN.
Through our cross licensing agreement and private label partnership with NEC TOKIN we have expanded product offerings and markets for both KEMET and NEC TOKIN. KEMET’s strong presence in the western hemisphere and the excellent NEC TOKIN position in Japan and Asia significantly enhance the customer reach for both companies. Through this partnership we can achieve true scale in operations allowing us to manage raw materials sourcing as well as maximize efficiencies and best practices in manufacturing and product development. We believe that the international management team of KEMET and NEC TOKIN allows us to be more sensitive and aware of region-specific business needs than our competitors. Combining our R&D capabilities and university relationships will allow us to be on the forefront of new developments and technological advancements in the capacitor industry. Leveraging R&D investment in both Japan and the U.S enables KEMET to diversify beyond capacitors in the passives market as a result of the NEC TOKIN partnership.
Vertical Integration.
Through the acquisition of Blue Powder and the creation of a tantalum K-Salt facility in Matamoros, Mexico, we have successfully vertically integrated our tantalum supply chain. This has allowed us to purchase ore directly from mines and stabilize the supply chain. In addition, vertical integration has provided KEMET complete oversight of our closed loop supply chain for Tantalum, thereby facilitating compliance with new conflict minerals regulations.
Write Down of Long-Lived Assets
In fiscal year 2014, we incurred impairment charges totaling $4.5 million, recorded on the Consolidated Statements of Operations line item “Write down of long-lived assets”. We are in the process of restructuring our Evora, Portugal manufacturing operations, which is expected to be completed during the quarter ending June 30, 2014. As a part of our restructuring activities, we have moved certain Solid Capacitors manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Solid Capacitors equipment in Portugal will be disposed. During fiscal year 2013, the Company incurred impairment charges totaling $3.1 million. In fiscal year 2014 we incurred $3.9 million in additional impairment charges due to a decrease in forecasted revenues. We utilized an income approach to estimate the fair value of the assets to be disposed. In addition, during fiscal year 2014, the Company incurred impairment charges totaling $0.6 million in Film and Electrolytic which were related to manufacturing equipment in a facility in Italy.
Restructuring
In fiscal year 2010, we initiated the first phase of a plan to restructure Film and Electrolytic and to reduce overhead within the Company as a whole. Since that time, the restructuring plan has been expanded to all business groups and includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company. We incurred $14.1 million in restructuring charges in the fiscal year ended March, 31, 2014 including $10.6 million related to personnel reduction costs which are primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S.; $1.2 million related to the reduction of the solid capacitor production workforce in Mexico; $1.1 million related to the Company’s initiative to reduce overhead; $0.5 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $4.5 million related to headcount reductions of 126 employees in Evora, Portugal due to the relocation of certain Solid Capacitors manufacturing operations to Mexico and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy. In addition, $0.9 million is related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $3.6 million due to the consolidation of manufacturing facilities within Italy and relocation of manufacturing equipment to Evora, Portugal, Skopje, Macedonia and Mexico.
During the remainder of the restructuring plan, we expect to incur charges of $10.7 million for relocation, severance and other restructuring related costs in Film and Electrolytic. The two legacy facilities in Italy are currently being marketed for sale but do not meet accounting guidelines to be classified as 'held for sale' as the facilities are not available for immediate sale. We expect the restructuring plan to result in a $5.3 million reduction in our operating cost structure in Europe in fiscal year 2015 compared to fiscal year 2014 and anticipate that benefits from the restructuring plan will continue to improve during fiscal year 2016.
Discontinued Operation
In December 2013 KEMET signed a letter of intent to sell the machinery division within Film and Electrolytic. At that time the division qualified as held for sale and was classified as a discontinued operation. All historical financial results contained in this Form 10-K have been revised due to the classification of the machinery division as a discontinued operation. On April 30, 2014, the transaction closed.
Off-Balance Sheet Arrangements
As of March 31, 2014, other than operating lease commitments as described in Note 15, "Commitments and Contingencies", we are not a party to any material off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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

A portion of sales is made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. Our distributor policy includes inventory price protection and SFSD programs common in the industry. The price protection policy protects the value of the distributors' inventory in the event we reduce our published selling price to distributors. This program allows the distributor to debit us for the difference between our list price and the lower authorized price for specific parts. We establish price protection reserves on specific parts residing in distributors' inventories in the period that the price protection is formally authorized by KEMET.
KEMET's SFSD program provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a case-by-case pre-approved basis, to adjust their purchased inventory cost to correspond with current market demand.    Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative and apply only to a specific customer, part, a specified special price amount, a specified quantity, and is only valid for a specific period of time.  To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.  We believe this methodology enables us to make reliable estimates of future adjustments under the SFSD program.   If the historical SFSD run rates used in our calculation were changed by 1% in fiscal year 2014, net sales would be impacted by $0.9 million.
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
We base our assumptions on either historical or market data that we consider reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated Statements of Operations. The most critical assumption relates to the discount rate. A 25 basis point increase or decrease in the discount rate would result in changes to the projected benefit obligation of $(1.6) million and $1.8 million, respectively.
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
The Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2014 and concluded that goodwill and indefinite-lived assets were not impaired. A one percent increase or decrease in the discount rate used in the valuation would have resulted in changes in the fair value of $(34.7) million and $21.2 million, respectively.
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
To the extent that the provision for income taxes changed by 1% of loss before income taxes, consolidated net loss would change by $0.6 million in fiscal year 2014.

Results of Operations
Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Net sales	$833,666	$823,903	$924,052
Operating costs and expenses:
Cost of sales	712,925	697,076	731,312
Selling, general and administrative expenses	95,856	107,620	106,534
Research and development	24,466	26,876	27,765
Restructuring charges	14,122	18,719	14,254
Write down of long-lived assets	4,476	7,582	15,786
Goodwill Impairment	—	1,092	—
Net loss on sales and disposals of assets	32	18	318
Operating (loss) income	(18,211)	(35,080)	28,083
Interest income	(195)	(139)	(175)
Interest expense	40,962	41,331	28,567
Other (income) expense, net	(2,681)	(2,295)	965
Loss from continuing operations before income taxes and equity loss from NEC TOKIN	(56,297)	(73,977)	(1,274)
Income tax expense	1,482	3,281	1,076
Loss from continuing operations before equity loss from NEC TOKIN	(57,779)	(77,258)	(2,350)
Equity loss from NEC TOKIN	(7,090)	(1,254)	—
Loss from continuing operations	(64,869)	(78,512)	(2,350)
Income (loss) from discontinued operations	(3,634)	(3,670)	9,042
Net income (loss)	$(68,503)	$(82,182)	$6,692
Consolidated Comparison of Fiscal Year 2014 to Fiscal Year 2013
Net sales:
Net sales of $833.7 million in fiscal year 2014 increased 1.2% from $823.9 million in fiscal year 2013. Film and Electrolytic and Solid Capacitor sales increased by $5.6 million and $4.2 million, respectively. Capacitor unit sales volumes increased 11.0 % for fiscal year 2014 as compared to fiscal year 2013. Average selling prices for capacitors decreased 9.3% for fiscal year 2014 as compared to fiscal year 2013 due to an unfavorable product mix shift in Film and Electrolytic and a shift within Solid Capacitors to increased unit sales volumes of lower priced ceramic product line across all regions.
In fiscal years 2014 and 2013, net sales by region were as follows (dollars in millions):

	Fiscal Year 2014			Fiscal Year 2013
	Net Sales	% of Total		Net Sales	% of Total
Americas	$262.9	31%	Americas	$244.9	30%
APAC	282.3	34%	APAC	294.5	36%
EMEA	288.5	35%	EMEA	284.5	34%
Total	$833.7		Total	$823.9

In fiscal years 2014 and 2013, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2014			Fiscal Year 2013
	Net Sales	% of Total		Net Sales	% of Total
Distributors	$377.0	45%	Distributors	$376.9	46%
EMS	139.4	17%	EMS	143.2	17%
OEM	317.3	38%	OEM	303.8	37%
Total	$833.7		Total	$823.9

Gross margin:
Gross margin for the fiscal year ended March 31, 2014 of $120.7 million (14.5% of net sales) decreased $6.1 million or 4.8% from $126.8 million (15.4% of net sales) in the prior fiscal year. The primary contributor to the gross margin decline was a $10.5 million gross margin decrease in Solid Capacitors for the fiscal year 2014 compared to fiscal year 2013 corresponding with a decrease in average selling prices. These were partially offset by a $4.4 million increase in Film and Electrolytic gross margin for the fiscal year 2014 compared to fiscal year 2013.
Selling, general and administrative expenses ("SG&A"):
SG&A expenses of $95.9 million, or 11.5% of net sales for fiscal year 2014 decreased $11.8 million or 10.9% compared to $107.6 million, or 13.1% of net sales for fiscal year 2013. The decrease consists primarily of the following items: a $5.1 million decrease in compensation expenses that resulted from headcount reductions, a $3.5 million decrease in ERP integration costs, a $1.3 million decrease in training and travel as part of overall cost saving initiatives, a $1.2 million decrease in incentive compensation related to stock based compensation, a $0.4 million decrease in Information Technology related to data transmission costs, a $0.4 million decrease in charitable contributions, and a $2.3 million decrease in acquisition fees related to our investment in NEC TOKIN. Partially offsetting these decreases was a $2.5 million increase in depreciation expense.
Restructuring charges:
Restructuring charges of $14.1 million in fiscal year 2014 decreased $4.6 million or 24.6% from $18.7 million in fiscal year 2013.
Restructuring charges in the fiscal year ended March 31, 2014 include personnel reduction costs of $10.6 million and manufacturing relocation costs of $3.6 million. The personnel reduction costs are comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S.; $1.2 million related to the reduction of the solid capacitor production workforce in Mexico; $1.1 million related to the Company’s initiative to reduce overhead; $0.5 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $4.5 million related to headcount reductions of 126 employees in Evora, Portugal due to the relocation of certain Solid Capacitors manufacturing operations to Mexico; $0.9 million related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.
In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $3.6 million due to the consolidation of Film and Electrolytic manufacturing facilities within Italy and relocation of Film and Electrolytic manufacturing equipment to Evora, Portugal and Skopje, Macedonia and Solid Capacitors manufacturing equipment to Mexico.
The restructuring charges in fiscal year 2013 included termination benefits of $6.1 million related to facility closures in Italy that commenced during fiscal year 2013 and charges of $4.5 million that were incurred by the Company to participate in a plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a certain period of time. In addition, we incurred $1.7 million in personnel reduction costs primarily due to headcount reductions within Solid Capacitors' operations in Mexico. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.9 million for relocation of equipment to China and Mexico.
Research and development:
R&D expenses of $24.5 million, or 2.9% of net sales for fiscal year 2014 decreased $2.4 million or 9.0% compared to $26.9 million, or 3.3% of net sales for fiscal year 2013. The decrease is primarily a result of headcount reductions achieved by leveraging the technology and licensing agreement in place with NEC TOKIN.

Write down of long-lived assets:
The Company's restructuring of its Evora, Portugal manufacturing operations, is expected to be substantially complete by June 30, 2014. As a part of the ongoing restructuring activities, the Company has relocated certain Solid Capacitor manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Solid Capacitor manufacturing equipment in Portugal will be disposed. During fiscal year 2013, using an income approach to estimate the fair value of assets to be disposed, the Company incurred impairment charges totaling $3.1 million related to Solid Capacitors. In fiscal year 2014 Solid Capacitors incurred $3.9 million in additional impairment charges due to a decrease in forecasted revenues. In addition, during fiscal year 2014, the Company incurred impairment charges totaling $0.6 million related to Film and Electrolytic related to manufacturing equipment in a facility in Italy.
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
Operating loss:
Operating loss for fiscal year 2014 of $18.2 million improved $16.9 million or 48.1% compared to an operating loss of $35.1 million in fiscal year 2013. The improvement was primarily due to a $11.8 million decrease in SG&A expenses, $4.6 million decrease in restructuring charges, a $3.1 million decrease in write down of long-lived assets, a $2.4 million decrease in R&D expenses and the goodwill impairment of $1.1 million in fiscal year 2013. These improvements were partially offset by a $6.1 million decrease in gross margin.
Non-operating (income) expense, net:
Non-operating (income) expense, net was a net expense of $38.1 million in fiscal year 2014 compared to a net expense of $38.9 million in fiscal year 2013. The decrease is primarily attributable to a $3.1 million increase in the value of the NEC TOKIN options recognized in fiscal year 2014 and a $0.4 million decrease in interest expense. Partially offsetting these improvements was a $0.8 million decrease in non-product scrap and reclaim income and a $1.4 million charge related to the write off of a long-term note receivable.
Income taxes:
The effective income tax rate for fiscal year 2014 was (2.6)%, resulting in an income tax expense from continuing operations of $1.5 million. This compares to an effective income tax rate of (4.4)% for fiscal year 2013 that resulted in an income tax expense of $3.3 million. The fiscal year 2014 income tax expense is comprised of an income tax expense resulting from operations in certain foreign jurisdictions totaling $2.8 million, $0.3 million of state income tax and a $1.7 million income tax benefit allocated from outside of continuing operations to continuing operations. No U.S. federal income tax benefit is recognized for the U.S. taxable loss for fiscal year 2014 due to a valuation allowance provided for U.S. net operating losses.
Equity loss from NEC TOKIN:
In fiscal year 2014 we incurred an equity loss from our investment in NEC TOKIN of $7.1 million, compared to a loss of $1.3 million in fiscal year 2013. The increased equity loss primarily relates to an impairment loss recorded by NEC TOKIN related to certain of its fixed assets.

Segment Comparison of Fiscal Year 2014 to Fiscal Year 2013:
The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2014 and 2013. The table also sets forth each of the segments' net sales as a percentage of total net sales and the operating income (loss) components as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2014		March 31, 2013
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Solid Capacitors	$626,494	75.1%	$622,305	75.5%
Film and Electrolytic	207,172	24.9%	201,598	24.5%
Total	$833,666	100.0%	$823,903	100.0%

Operating income (loss)
Solid Capacitors	$91,848		$94,986
Film and Electrolytic	(17,587)		(31,109)
Corporate	(92,472)		(98,957)
Total	$(18,211)	(2.2)%	$(35,080)	(4.3)%

Solid Capacitors
The table below sets forth Net sales, Operating income and Operating income as a percentage of net sales for Solid Capacitors for fiscal years 2014 and 2013 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2014		March 31, 2013
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$390,422		$412,791
Ceramic product line net sales	236,072		209,514
Net sales	626,494		622,305
Segment operating income	91,848	14.7%	94,986	15.3%
Net sales—Net sales of $626.5 million in fiscal year 2014 increased $4.2 million or 0.7% from $622.3 million in fiscal year 2013. Ceramic product line net sales of $236.1 million in fiscal year 2014 increased $26.6 million or 12.7% from $209.5 million in fiscal year 2013. Tantalum product line net sales of $390.4 million in fiscal year 2014 decreased $22.4 million or 5.4% from $412.8 million in fiscal year 2013. Unit sales volume for fiscal year 2014 increased 11.4% compared to fiscal year 2013. Average selling prices decreased 9.6% in fiscal year 2014 compared to fiscal year 2013 primarily related to a change in product line sales mix driven by a shift to higher volumes of lower priced ceramic products across all regions.
Segment Operating Income—Segment operating income of $91.8 million for fiscal year 2014 declined $3.1 million or 3.3% from $95.0 million for fiscal year 2013. The decrease in segment operating income is primarily attributable to the following: a decrease in gross margin of $10.5 million, an increase in restructuring charges of $0.8 million and an $0.8 million increase in write down of long-lived assets. These were partially offset by a $6.0 million decrease in SG&A expenses related to lower ERP Integration costs as well as a pension curtailment recognized in fiscal year 2013. In addition, we recognized a $2.5 million decrease in R&D expenses and a $0.5 million improvement on the gain on disposals of fixed assets.

Film and Electrolytic
The table below sets forth Net sales, Operating loss and Operating loss as a percentage of net sales for Film and Electrolytic for the fiscal years 2014 and 2013 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2014		March 31, 2013
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$207,172		$201,598
Segment operating loss	(17,587)	(8.5)%	(31,109)	(15.4)%
Net sales—Net sales of $207.2 million in fiscal year 2014 increased $5.6 million or 2.8% from $201.6 million in fiscal year 2013. Capacitor unit sales volume for fiscal year 2014 increased 19.3% compared to fiscal year 2013 due to an overall increase in customer demand in APAC and EMEA. Capacitor sales were favorably impacted by $4.2 million related to foreign exchange. These increases were partially offset by an decrease in capacitor average selling prices of 15.2% at comparable exchange rates for fiscal year 2014 compared to fiscal year 2013 due to an unfavorable shift in product line mix.
Segment Operating loss—Segment operating loss of $17.6 million in fiscal year 2014 improved $13.5 million or 43.5%, from $31.1 million of segment operating loss in fiscal year 2013. The improvement was attributable to a $3.7 million decrease in write down of long-lived assets, a $4.0 million decrease in restructuring charges, a $1.2 million decrease in SG&A expenses and a $4.4 million improvement in gross margin. The improvement in gross margin is due to an increase in unit sales volume as well as reduced costs as a result of our restructuring efforts. In addition, a $1.1 million goodwill impairment related to the KEMET Foil reporting unit was recognized in fiscal year 2013. These improvements were partially offset by a $0.6 million increase in the loss on disposal of fixed assets and a $0.3 million increase in R&D expenses.
Consolidated Comparison of Fiscal Year 2013 to Fiscal Year 2012
Net sales:
Net sales for fiscal year 2013 of $823.9 million decreased $100.1 million or 10.8% from $924.1 million for fiscal year 2012. Film and Electrolytic and Solid Capacitor net sales decreased by $91.7 million and $8.5 million, respectively. Average selling prices for capacitors decreased 10.8% for fiscal year 2013 compared to fiscal year 2012 due to excess capacity in the market, a general softening of the markets and a shift in sales from higher priced products sold in EMEA to lower priced products sold in APAC.
In fiscal years 2013 and 2012, net sales by region were as follows (dollars in millions):

	Fiscal Year 2013			Fiscal Year 2012
	Net Sales	% of Total		Net Sales	% of Total
Americas	$244.9	30%	Americas	$259.0	28%
APAC	294.5	36%	APAC	359.9	39%
EMEA	284.5	34%	EMEA	305.2	33%
Total	$823.9		Total	$924.1
In fiscal years 2013 and 2012, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2013			Fiscal Year 2012
	Net Sales	% of Total		Net Sales	% of Total
Distributors	$376.9	46%	Distributors	$417.4	45%
EMS	143.2	17%	EMS	148.2	16%
OEM	303.8	37%	OEM	358.5	39%
Total	$823.9		Total	$924.1
Gross margin:
Gross margin for the fiscal year ended March 31, 2013 of $126.8 million (15.4% of net sales) decreased $65.9 million or 34.2% from $192.7 million (20.9% of net sales) in fiscal year 2012. The primary contributor to the gross margin decline was a

$45.0 million gross margin decrease in Film and Electrolytic for the fiscal year 2013 compared to fiscal year 2012 corresponding with a decrease in unit sales volume of 30.7% leading to lower plant capacity utilization and lower efficiencies which created unfavorable fixed cost absorption. In addition, excess capacity in the market led to a decrease in average selling prices in Solid Capacitors which decreased gross margin. In addition, we incurred $6.1 million of plant start-up costs in the year ended March 31, 2013 compared to $3.6 million in the year ended March 31, 2012.
Selling, general and administrative expenses ("SG&A"):
SG&A expenses of $107.6 million (13.1% of net sales) for fiscal year 2013 increased $1.1 million or 1.0% compared to $106.5 million (11.5% of net sales) for fiscal year 2012. The increase in SG&A expenses included a $1.9 million increase in incentive compensation related to stock based compensation, an increase of $3.1 million related to our investment in NEC TOKIN, a $0.7 million increase in travel expenses, and a $0.4 million increase in office rent. In addition, in fiscal year 2013, we incurred a $1.1 million expense related to our investment to improve the health and educational facilities in the community of the Katanga Province of the Democratic Republic of the Congo. Partially offsetting these increases, were a $3.3 million decrease in selling and incentive expenses consistent with the decrease in sales, a $1.5 million decrease in human resources and information technology expenses due to cost savings initiatives, and a $1.4 million decrease in marketing activities and projects.
Restructuring charges:
Restructuring charges of $18.7 million in fiscal year 2013 increased $4.5 million or 31.3% from $14.3 million in fiscal year 2012.
Restructuring charges in the fiscal year ended March 31, 2013 included personnel reduction costs of $16.4 million and manufacturing relocation costs of $2.3 million. The personnel reduction costs were comprised of the following: $2.8 million in termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center; $2.9 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $1.5 million for reductions in production workforce in Mexico; $1.1 million for reductions in production workforce in Portugal; $0.5 million for headcount reductions at an innovation center; $2.7 million for reductions in administrative overhead primarily in the Corporate headquarters and $4.9 million for reductions in production workforce and administrative overhead across the entire Company.
In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.8 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy and $0.6 million in lease termination costs related to the relocation of a sales office.
The restructuring charges in fiscal year 2012 included termination benefits of $6.1 million related to facility closures in Italy that commenced during fiscal year 2013 and charges of $4.5 million that were incurred by the Company to participate in a plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a certain period of time. In addition, we incurred $1.7 million in personnel reduction costs primarily due to headcount reductions within Solid Capacitors' operations in Mexico. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.9 million for relocation of equipment to China and Mexico.
Research and development:
R&D expenses of $26.9 million (3.3% of net sales) for fiscal year 2013 decreased $0.9 million or 3.2% compared to $27.8 million (3.0% of net sales) for fiscal year 2012. The decrease resulted from headcount reductions taken in fiscal year 2013 to align the R&D expenses within an acceptable percentage of net sales.
Write down of long-lived assets:
During fiscal year 2013 and corresponding with a restructuring of our Solid Capacitors operations in the Evora, Portugal manufacturing facility, we incurred impairment charges totaling $3.1 million. Also in fiscal year 2013 and in connection with the consolidation of two Film and Electrolytic manufacturing facilities within Italy, we incurred impairment charges totaling $4.2 million. Appraisals for these manufacturing facilities indicated there was a decrease in market value and, therefore, the carrying amounts of these manufacturing facilities were reviewed for recoverability. It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeded its fair value.
In addition, in fiscal year 2013 we incurred a $0.3 million charge related to the write-off of a trademark which is no longer utilized.

During fiscal year 2012, we incurred impairment charges of $15.8 million related to certain Solid Capacitor equipment which was disposed of since the equipment could not meet customer demands for lower equivalent series resistance capacitors. The impairment amount of $15.8 million was the carrying amount of the equipment less the estimated scrap value net of disposal costs. The impairment charge is recorded on the Consolidated Statements of Operations line item "Write down of long-lived assets" in fiscal year 2012.
Operating income:
Operating loss for fiscal year 2013 was $35.1 million compared to operating income of $28.1 million in the prior fiscal year. The decrease was primarily due to the $65.9 million decrease in gross margin in fiscal year 2013 as compared to fiscal year 2012. Additionally, when comparing fiscal year 2013 to fiscal year 2012, restructuring charges increased $4.5 million, SG&A expenses increased $1.1 million and we incurred a goodwill impairment of $1.1 million in fiscal year 2013. These increases were partially offset by an $8.2 million decrease in write-down of long-lived assets, and a $0.9 million decrease in research and development expenses. Also, during fiscal year 2013 we recognized less than $0.1 million loss on disposal of assets compared to a $0.3 million loss on sales and disposals of assets in fiscal year 2012.
Non-operating (income) expense, net:
Non-operating (income) expense, net was a net expense of $38.9 million in fiscal year 2013 compared to a net expense of $29.4 million in fiscal year 2012, representing an increase of $9.5 million. The increase is attributable to a $12.8 million increase in interest expense in fiscal year 2013 as compared to fiscal year 2012 primarily related to an increase in our 10.5% Senior Notes outstanding of approximately $110.0 million at the end of fiscal year 2012 and $15.0 million in April 2012. In addition, we recognized less than $0.1 million of a loss on foreign currency translation in fiscal year 2013 as compared to a $0.9 million loss on foreign currency translation in fiscal year 2012 primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.
Income taxes:
The effective income tax rate for fiscal year 2013 was (4.4)%, resulting in an income tax expense of $3.3 million. This compares to an effective income tax rate of (84.5)% for fiscal year 2012 that resulted in an income tax expense of $1.1 million. The fiscal year 2013 income tax expense was comprised of an income tax expense resulting from operations in certain foreign jurisdictions totaling $2.7 million, $0.7 million of state income tax expense and a $0.1 million federal income tax benefit. No U.S. federal income tax benefit was recognized for the U.S. taxable loss for fiscal year 2013 due to a valuation allowance provided for U.S. net operating losses.
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
Segment Comparison of Fiscal Year 2013 to Fiscal Year 2012:
The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2013 and 2012. The table also sets forth each of the segments' net sales as a percentage of total net sales and the operating income (loss) components as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2013		Fiscal Year 2012
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Solid Capacitors	$622,305	75.5%	$630,762	68.3%
Film and Electrolytic	201,598	24.5%	293,290	31.7%
Total	$823,903	100.0%	$924,052	100.0%

Operating income (loss)
Solid Capacitors	$94,986		$111,769
Film and Electrolytic	(31,109)		12,347
Corporate	(98,957)		(96,033)
Total	$(35,080)	-4.3%	$28,083	3.0%

Solid Capacitors
The table sets forth Net sales, Operating income and Operating income as a percentage of net sales for Solid Capacitors for the fiscal years 2013 and 2012 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2013		March 31, 2012
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$412,791		$416,995
Ceramic product line net sales	209,514		213,767
Net sales	622,305		630,762
Segment operating income	94,986	15.3%	111,769	17.7%
Net sales—Net sales decreased $8.5 million or 1.3% during fiscal year 2013, compared to fiscal year 2012. Unit sales volume for fiscal year 2013 decreased 0.4% compared to fiscal year 2012. Average selling prices decreased 1.0% in fiscal year 2013 compared to fiscal year 2012 primarily due to a change in product line sales mix driven by a shift to higher priced polymer product line products.
Segment Operating Income—Segment operating income for fiscal year 2013 was $95.0 million compared to operating income of $111.8 million for fiscal year 2012. The $16.8 million decrease in segment operating income in fiscal year 2013 compared to fiscal year 2012 is primarily attributable to the following: a decrease in gross margin of $20.9 million, an increase in restructuring charges of $6.2 million, an increase in SG&A expenses of $2.7 million, and an increase in R&D expenses of $0.2 million during fiscal year 2013 as compared to fiscal year 2012. These decreases were partially offset by a $3.3 million write down of long-lived assets that was recorded in fiscal year 2013 compared to $15.8 million write down in fiscal year 2012 and a $0.2 million gain recognized on sales and disposals of assets in fiscal year 2013 compared to a $0.3 million loss on sales and disposals of assets in fiscal year 2012.
Film and Electrolytic
The table sets forth Net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for Film and Electrolytic for the fiscal years 2013 and 2012 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2013		March 31, 2012
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$201,598		$293,290
Segment operating (loss) income	(31,109)	(15.4)%	12,347	4.2%
Net sales—Net sales decreased by $91.7 million or 31.3% in fiscal year 2013, as compared to fiscal year 2012. Capacitor unit sales volume for fiscal year 2013 decreased 30.7% compared to fiscal year 2012 due to an overall decrease in customer demand seen across all regions and channels. Capacitor sales were unfavorably impacted by $9.4 million related to foreign exchange. These decreases were partially offset by an increase in capacitor average selling prices of 4.1% at comparable exchange rates for fiscal year 2013 as compared to fiscal year 2012 due to a favorable shift in product line mix.
Segment Operating income (loss)—Segment operating loss was $31.1 million in fiscal year 2013, as compared to $12.3 million of segment operating income in fiscal year 2012. The $43.5 million decline in segment operating results was attributable primarily to a $45.0 million decrease in gross margin when comparing fiscal year 2013 to fiscal year 2012 and in fiscal year 2013 we recognized a $4.2 million write down of long-lived assets, a goodwill impairment of $1.1 million and a $0.2 million loss on sales and disposals of assets which were not incurred in fiscal year 2012. These expense increases were partly offset by the following decreases in fiscal year 2013 as compared to fiscal year 2012: a $3.5 million decrease in restructuring charges, a $2.5 million decrease in SG&A expenses and a $1.1 million decrease in R&D expenses.

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

Revolving Line of Credit
On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into the Loan and Security Agreement, with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The size of the U.S. facility and the Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. Subsequent to March 31, 2014, the Loan and Security Agreement was amended and as a result the expiration was extended to December, 31, 2015. The principal features of the amendment to the Loan and Security Agreement (the "Amendment") are reflected in the description below.
Revolving loans may be used to pay fees and transaction expenses associated with the closing of the credit facilities, to pay obligations outstanding under the Loan and Security Agreement and for working capital and other lawful corporate purposes of KEC and KEMET Singapore. Borrowings under the U.S. and Singapore facilities are subject to a borrowing base. The borrowing base consists of:

•
in the case of the U.S. facility, (A) 85% of KEC's accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of (i) $6.0 million and (ii) (a) on or prior to agent’s receipt of an updated inventory appraisal and agent’s approval thereof, 40% of the value of Eligible Inventory (as defined in the agreement) and (b) upon agent’s receipt of an updated Inventory Appraisal, 85% of the net orderly liquidation value of the Eligible Inventory (as defined in the agreement) plus (C) the lesser of $5.1 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria, as reduced on the first day of each fiscal quarter occurring after April 30, 2014 in an amount equal to one-twentieth (1/20) of such appraised value less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

•
in the case of the Singapore facility, (A) 85% of KEMET Singapore's accounts receivable that satisfy certain eligibility criteria as further specified in the Amendment, less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

Interest is payable on borrowings monthly at a rate equal to the London Interbank Offer Rate ("LIBOR") or the base rate, plus an applicable margin, as selected by the Borrower. Depending upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of the latest test date, the applicable margin under the U.S. facility varies between 2.50% and 3.00% for LIBOR advances and 1.50% and 2.00% for base rate advances, and under the Singapore facility varies between 2.75% and 3.25% for LIBOR advances and 1.75% and 2.25% for base rate advances.
The base rate is subject to a floor that is 100 basis points above LIBOR.
An unused line fee is payable monthly in an amount equal to a per annum rate equal to (a) 0.50%, if the average daily balance of Revolver Loans and stated amount of letters of credit was 50% or less of the Revolver Commitments during the preceding calendar month, or (b) 0.375%, if the average daily balance of Revolver Loans and stated amount of letters of credit was more than 50% of the Revolver Commitment during the preceding calendar month. A customary fee is also payable to the administrative agent on a quarterly basis.
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
The Loan and Security Agreement includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Loan and Security Agreement. There were $18.4 million and zero borrowings against the revolving line of credit as of March 31, 2014 and 2013, respectively. Based upon the March 31, 2014 financial statements, the Company's available borrowing capacity under the Loan and Security Agreement was $7.1 million (after $16.9 million used for letters of credit as described below).
Advanced Payment from OEM
On August 28, 2012, the Company entered into and amended an agreement (the "Agreement"), with an original equipment manufacturer (the "OEM") pursuant to which the OEM agreed to advance KEMET $24.0 million (the "Advance Payment"). As of March 31, 2014 and 2013, the Company had $20.4 million and $24.0 million, respectively, outstanding due to the OEM. On a monthly basis starting in June 2013, (eight months following the receipt of the Advance Payment), the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month. Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1)the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET's price within 110% of the third-party price. In June 2015 (thirty-two months after the date of the Advance Payment), the remaining outstanding balance, if any, is due in full. Pursuant to the terms of the Agreement, an irrevocable standby letter of credit in the amount of $16.0 million was delivered to the OEM on October 8, 2012 and on October 22, 2012 the Company received the Advance Payment from the OEM.
In addition, in fiscal year 2014, the Company issued two letters of credit for EUR 1.1 million ($1.5 million) and EUR 0.7 million ($0.9 million) related to the construction of the new manufacturing location in Italy. The letter of credit for EUR 1.1 million ($1.5 million) was cancelled in February 2014.
Short-term Liquidity
KEMET's total cash and restricted cash balance as of March 31, 201 was $71.4 million. Unrestricted cash and cash equivalents totaled $57.9 million as of March 31, 2014, representing a decrease of $38.0 million as compared to $96.0 million as of March 31, 2013. Our net working capital (current assets less current liabilities) as of March 31, 2014 was $233.7 million compared to $261.9 million of net working capital as of March 31, 2013. Cash and cash equivalents held by our foreign subsidiaries totaled $35.1 million million and $26.7 million at March 31, 2014 and March 31, 2013, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed in the U.S. for our operations, we may be required to accrue U.S. taxes on the undistributed foreign earnings.
We have taken steps to improve our operating results by decreasing global headcount and vertically integrating our supply chain. Based on our current operating plans, we believe that existing cash and cash equivalents, cash provided by operations and cash from the revolving line of credit will continue to be sufficient to fund our operating requirements for the next twelve months, including $39.0 million in interest payments, expected capital expenditures in the range of $20.0 million to

$25.0 million, $6.3 million related to the Advance Payment discussed above, deferred acquisition payments of $19.6 million, payments of $6.2 million related to restructuring liabilities, and $1.3 million in other debt principal payments.

Our cash and cash equivalents decreased by $38.0 million during the year ended March 31, 2014, decreased $114.5 million during the year ended March 31, 2013 and increased $58.5 million during the year ended March 31, 2012 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Net cash (used in) provided by operating activities	$(6,746)	$(22,827)	$80,730
Net cash used in investing activities	(25,253)	(111,977)	(91,853)
Net cash provided by (used in) financing activities	(6,877)	20,852	70,292
Effects of foreign currency fluctuations on cash	827	(591)	(699)
Net (decrease) increase in cash and cash equivalents	$(38,049)	$(114,543)	$58,470
Fiscal Year 2014 compared to Fiscal Year 2013
Operations
Cash used in operating activities totaled $6.7 million in fiscal year 2014, representing a $16.1 million improvement compared to cash used in operating activities of $22.8 million in fiscal year 2013. A portion of the improvement relates to a $3.1 million improvement in cash flows related to operations (change in net income adjusted for the change in: net cash provided by operating activities of discontinued operations, equity loss on NEC TOKIN, change in value of NEC TOKIN options, write down of long-lived assets, depreciation and amortization, deferred income taxes, net gain/loss on sales and disposals of assets, amortization of debt discounts and debt issuance costs, stock-based compensation, pension and other post-retirement benefits, write down of receivables and other non-cash changes to net income) for fiscal year 2014 compared to fiscal year 2013.
In addition, we generated $2.4 million through changes in assets and liabilities in fiscal year 2014 as compared to using $10.6 million through changes in assets and liabilities in fiscal year 2013. The cash generation of $2.4 million in fiscal year 2014 is primarily related to a reduction in inventory of $14.9 million achieved through vertical integration, yield improvement and cycle time improvement. This was partially offset by a decrease in other operating liabilities of $9.7 million primarily due to a decrease in accrued restructuring.
The cash use of $10.6 million in fiscal year 2013 was primarily related to an $11.2 million increase in prepaid inventory and the timing of value added tax receivables and other assets. This was partially offset by decreasing our accounts receivable balance in fiscal year 2013 by $4.9 million.
Investing
Cash used in investing activities of $25.3 million in fiscal year 2014 decreased $86.7 million from $112.0 million in fiscal year 2013.
In fiscal year 2014, capital expenditures of $32.1 million were primarily related to the completion of our manufacturing facility in Pontecchio, Italy as well as various information technology related projects. Restricted cash related to the Advance Payment provided cash of $4.0 million and we received $2.8 million from the sale of assets.
In fiscal year 2013, cash used for investment in NEC TOKIN in fiscal year 2013 totaled $50.9 million. Capital expenditures in 2013 of $46.2 million were primarily related to new manufacturing facilities in Skopje, Macedonia and Pontecchio, Italy. Restricted cash related to the Advance Payment resulted in a use of cash of $15.3 million and we received $0.4 million from the sale of assets in fiscal year 2013.
Financing
Cash used in financing activities of $6.9 million in fiscal year 2014 decreased $27.7 million from cash provided by financing activities of $20.9 million in fiscal year 2013.
In fiscal year 2014, we used $22.0 million for deferred acquisition payments related to the KEMET Foil and Blue Powder acquisitions and $3.6 million for debt payments. This was partially offset by $21.0 million in proceeds from the revolving line of credit.

In fiscal year 2013, we received a $24.0 million Advance Payment from an OEM and $15.8 million in proceeds from the issuance of debt related to the private placement of our 10.5% Senior Notes. In fiscal year 2013, we used $16.9 million for deferred acquisition payments related to the KEMET Foil and Blue Powder acquisitions and $1.9 million for debt payments.
Commitments
At March 31, 2014, we had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (see Note 2, "Debt" and Note 15, "Commitments and Contingencies" to our consolidated financial statements), European social security, pension benefits, other post-retirement benefits, inventory purchase obligations, fixed asset purchase obligations, acquisition related obligations, and construction obligations as follows (amounts in thousands):

	Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations	$395,768	$7,575	$33,193	$355,000	$—
Interest obligations	154,051	39,015	74,551	40,485	—
Acquisition related obligations	19,581	19,581	—	—	—
Construction obligations	4,464	4,464	—	—	—
Employee separation liability	15,487	1,039	1,039	693	12,716
Restructuring liability	6,217	6,217	—	—	—
Pension and other post-retirement benefits(1)	19,780	1,565	3,425	3,728	11,062
Operating lease obligations	22,103	8,482	8,163	3,595	1,863
Purchase commitments	481	481	—	—	—
Total	$637,932	$88,419	$120,371	$403,501	$25,641
_______________________________________________________________________________

(1)	Reflects expected benefit payments through 2022.
Uncertain Income Tax Positions
We have recognized a liability for our unrecognized uncertain income tax positions of approximately $5.7 million as of March 31, 2014. We do not believe we are likely to pay any amounts during the year ending March 31, 2015. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are, therefore, excluded from the above table.
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

Adjusted operating income is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Operating (loss) income	$(18,211)	$(35,080)	$28,083
Adjustments:
Restructuring charges	14,122	18,719	14,254
Write down of long-lived assets	4,476	7,582	15,786
ERP integration costs	3,880	7,398	7,128
Plant shut-down costs	2,668	—	—
Plant start-up costs	3,336	6,122	3,574
Stock-based compensation	2,909	4,599	3,075
NEC TOKIN investment related expenses	2,299	4,581	1,476
Infrastructure tax	1,079	—	—
Goodwill impairment	—	1,092	—
Net curtailment and settlement gain on benefit plans	—	266	—
Loss on sales and disposals of assets	32	18	318
Inventory write downs	3,886	—	—
Adjusted operating income	$20,476	$15,297	$73,694
Adjusted net income is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Net income (loss)	$(68,503)	$(82,182)	$6,692
Adjustments:
Restructuring charges	14,122	18,719	14,254
Write down of long-lived assets	4,476	7,582	15,786
Amortization included in interest expense	3,596	4,138	3,600
ERP integration costs	3,880	7,398	7,128
(Income) loss from discontinued operations	3,634	3,670	(9,042)
Plant start-up costs	3,336	6,122	3,574
Stock-based compensation	2,909	4,599	3,075
Plant shut-down costs	2,668	—	—
NEC TOKIN investment related expenses	2,299	4,581	1,476
Infrastructure tax	1,079	—	—
Goodwill impairment	—	1,092	—
Equity loss from NEC TOKIN	7,090	1,254	—
Net curtailment and settlement gain on benefit plans	—	266	—
Loss on sales and disposals of assets	32	18	318
Net foreign exchange (gain) loss	(304)	(28)	919
Registration related fees	—	20	281
Long-term receivable write down	1,444	—	—
Change in value of NEC TOKIN options	(3,111)	—	—
Inventory write downs	3,886	—	—
Income tax effect of non-GAAP adjustments*	(27)	(906)	(3,203)
Adjusted net income (loss)	$(17,494)	$(23,657)	$44,858

*	Includes the income tax effect of law changes related to the utilization of net operating loss carryforwards.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Net income (loss)	$(68,503)	$(82,182)	$6,692
Adjustments:
Income tax expense	1,482	3,281	1,076
Interest expense, net	40,767	41,192	28,392
Depreciation and amortization	49,527	45,158	43,401
Restructuring charges	14,122	18,719	14,254
Write down of long-lived assets	4,476	7,582	15,786
ERP integration costs	3,880	7,398	7,128
(Income) loss from discontinued operations	3,634	3,670	(9,042)
Plant start-up costs	3,336	6,122	3,574
Stock-based compensation	2,909	4,599	3,075
Plant shut-down costs	2,668	—	—
NEC TOKIN investment related expenses	2,299	4,581	1,476
Infrastructure tax	1,079	—	—
Goodwill impairment	—	1,092	—
Equity loss from NEC TOKIN	7,090	1,254	—
Net curtailment and settlement gain on benefit plans	—	266	—
Loss on sales and disposals of assets	32	18	318
Net foreign exchange (gain) loss	(304)	(28)	919
Registration related fees	—	20	281
Long-term receivable write down	1,444	—	—
Change in value of NEC TOKIN options	(3,111)	—	—
Inventory write downs	3,886	—	—
Adjusted EBITDA	$70,713	$62,742	$117,330
Adjusted operating income represents operating income (loss), excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income to facilitate our analysis and understanding of our business operations and believe that Adjusted operating income is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted operating income should not be considered as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP.
Adjusted net income (loss) represents net income (loss), excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted net income to evaluate the Company's operating performance and believe that Adjusted net income is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted net income should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP.
Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization, excluding adjustments which are outlined in the quantitative reconciliation provided above. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the definition of a discontinued operation and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). ASU 2013-05 revised the authoritative guidance on accounting for cumulative translation adjustment specifying that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for fiscal years beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations, comprehensive income or liquidity.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires registrants to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 was effective for the Company on April 1, 2013 and did not have a material effect on the Company's net income or other comprehensive income in the financial statements, the Company's financial position, results of operations or cash flows.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to interest rate risk through our revolving line of credit, which had an outstanding balance as of March 31, 2014, of $18.4 million. This debt has a variable interest rate and a 1% change in the interest rate would yield a $0.2 million change in interest expense.
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
Commodity Price Risk
As a result of our tantalum vertical integration efforts which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may be unable to pass all such price increases on to our customers.
Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2014 the price of palladium fluctuated between $640 to $792 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
As of March 31, 2014, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).
Based on that assessment, as of March 31, 2014, the Company's management concluded that its internal control over financial reporting was effective. Ernst & Young LLP, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting, which is on page 59 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
We have completed the implementation of Oracle 11i EBS on a worldwide basis at most locations. This software implementation project has resulted in changes in our business processes and related internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Management continues to monitor, evaluate and update the related processes and internal controls as necessary during the post implementation period to ensure adequate internal control over financial reporting.
Other than the change described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Other than the information under "Executive Officers" and "Other Key Employees" under Part I, Item 4A, the other information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on July 24, 2014 under the headings "Nominees for Board of Directors," "Continuing Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information about the Board of Directors."
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2014 under the headings "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Outstanding Equity Awards at Fiscal Year-End Table," "Options Exercises and Stock Vested Table," "Pension Benefits Table," "Nonqualified Deferred Compensation Table," "Potential Payments Upon Termination or Change in Control Table," "Director Compensation Table," "Report of the Compensation Committee," and "Compensation Committee Interlocks and Insider Participation."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2014 under the heading "Security Ownership", and from "Equity Compensation Plan Disclosure" in Item 5 hereof.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2014 under the headings "Review, Approval or Ratification of Transactions with Related Persons" and "Information about the Board of Directors."
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2014 under the heading "Audit and Non-Audit Fees."

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

10.6
1995 Executive Stock Option Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 1996)*

10.7
Executive Bonus Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 1996)*

10.8
Amendment No. 3 to Services Agreement dated as of January 1, 1996, by and between the Company and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.4.2 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 1996)

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

10.12
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 3, 2006 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 9, 2006)*

10.13
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective July 19, 2006 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on July 25, 2006)*

10.14
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective March 28, 2007 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 3, 2007)*

10.15
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 8, 2007 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 15, 2007)*

10.16
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers effective May 16, 2007 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 23, 2007)*

10.17
Amendment to the Compensation Plan of the Chief Executive Officer and other executive officers dated May 5, 2008 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 12, 2008)*

10.18
Asset Purchase Agreement, dated as of September 15, 2008, by and between KEMET Electronics Corporation and Siliconix Technology C.V. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended September 30, 2008)

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

10.30	KEMET Executive Secured Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2010)*

10.31	KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on August 2, 2011)*

10.32
Form of Change in Control Severance Compensation Agreement entered into with executive officers of the Company (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.33
Option Agreement, dated as of March 12, 2012, by and among NEC Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.34
Stockholders' Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.35
Form of Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.36
Form of Restricted Stock Unit Grant Agreement for Directors (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.37
Amendment No. 1 to Loan and Security Agreement, Waiver and Consent, dated as of March 19, 2012, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., the financial institutions party thereto as lenders and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)

10.38
Development and Cross-Licensing Agreement between NEC TOKIN Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 8, 2013)

10.39	Form of Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2013)*

10.40
Consolidated Amendment to Loan and Security Agreement, dated as of July 8, 2013, by and among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, KEMET Electronics Marketing (S) PTE LTD., the financial institutions party thereto as lenders and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) filed on August 2, 2013)

10.41
Release Agreement, dated as of August 29, 2013, between KEMET Corporation and Marc Kotelon (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491)for the quarter ended September 30, 2013)*

10.42
Settlement Agreement, dated as of September 6, 2013, between KEMET Electronics SAS and Mark Kotelon (English translation) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended September 30, 2013)*

10.43
Amendment No. 5 to Loan and Security Agreement, dated April 30, 2014, among KEMET Electronics Corporation and its subsidiaries KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2014)

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

101
The following financial information from KEMET Corporation's Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014, and March 31, 2013, (ii) Consolidated Statements of Income for the years ended March 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2014, 2013 and 2011, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2012 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

_______________________________________________________________________________

*	Exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KEMET Corporation
We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KEMET Corporation and subsidiaries at March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the three years ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KEMET Corporation's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 30, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greenville, South Carolina
May 30, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KEMET Corporation
We have audited KEMET Corporation and subsidiaries' internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). KEMET Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements' Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, KEMET Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2014 of KEMET Corporation and subsidiaries and our report dated May 30, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greenville, South Carolina
May 30, 2014

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except per share data)

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$57,929	$95,978
Accounts receivable, net	98,947	93,774
Inventories, net	187,974	198,888
Prepaid and other current assets	36,871	41,101
Deferred income taxes	6,695	4,167
Current assets of discontinued operations	12,160	9,517
Total current assets	400,576	443,425
Property, plant and equipment, net	292,648	303,682
Goodwill	35,584	35,584
Intangible assets, net	37,184	38,646
Investment in NEC TOKIN	46,419	52,738
Restricted cash	13,512	17,397
Deferred income taxes	6,778	7,994
Other assets	10,130	10,149
Noncurrent assets of discontinued operations	836	1,976
Total assets	$843,667	$911,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,297	$10,793
Accounts payable	74,818	70,774
Accrued expenses	76,468	93,178
Income taxes payable and deferred income taxes	980	1,074
Current liabilities of discontinued operations	7,269	5,661
Total current liabilities	166,832	181,480
Long-term debt	391,292	372,707
Other non-current obligations	55,864	69,022
Deferred income taxes	5,203	8,542
Noncurrent liabilities of discontinued operations	2,592	2,924
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at March 31, 2014 and 2013	465	465
Additional paid-in capital	465,027	467,096
Retained deficit	(231,738)	(163,235)
Accumulated other comprehensive income	18,184	7,694
Treasury stock, at cost (1,301 and 1,519 shares at March 31, 2014 and 2013, respectively)	(30,054)	(35,104)
Total stockholders' equity	221,884	276,916
Total liabilities and stockholders' equity	$843,667	$911,591
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2014	2013	2012
Net sales	$833,666	$823,903	$924,052
Operating costs and expenses:
Cost of sales	712,925	697,076	731,312
Selling, general and administrative expenses	95,856	107,620	106,534
Research and development	24,466	26,876	27,765
Restructuring charges	14,122	18,719	14,254
Write down of long-lived assets	4,476	7,582	15,786
Goodwill impairment	—	1,092	—
Net loss on sales and disposals of assets	32	18	318
Total operating costs and expenses	851,877	858,983	895,969
Operating (loss) income	(18,211)	(35,080)	28,083
Other (income) expense:
Interest income	(195)	(139)	(175)
Interest expense	40,962	41,331	28,567
Other (income) expense, net	(2,681)	(2,295)	965
Loss from continuing operations before income taxes and equity loss from NEC TOKIN	(56,297)	(73,977)	(1,274)
Income tax expense	1,482	3,281	1,076
Loss from continuing operations before equity loss from NEC TOKIN	(57,779)	(77,258)	(2,350)
Equity loss from NEC TOKIN	(7,090)	(1,254)	—
Loss from continuing operations	(64,869)	(78,512)	(2,350)
Income (loss) from discontinued operations	(3,634)	(3,670)	9,042
Net income (loss)	$(68,503)	$(82,182)	$6,692
Net income (loss) per basic share:
Loss from continuing operations	$(1.44)	$(1.75)	$(0.05)
Income (loss) from discontinued operations	$(0.08)	$(0.08)	$0.21
Net income (loss)	$(1.52)	$(1.83)	$0.16
Net income (loss) per diluted share:
Loss from continuing operations	$(1.44)	$(1.75)	$(0.04)
Income (loss) from discontinued operations	$(0.08)	$(0.08)	$0.17
Net income (loss)	$(1.52)	$(1.83)	$0.13
Weighted-average shares outstanding:
Basic	45,102	44,897	43,285
Diluted	45,102	44,897	52,320
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2014	2013	2012
Net income (loss)	$(68,503)	$(82,182)	$6,692
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	9,797	(4,569)	(8,969)
Defined benefit pension plans, net of tax impact	276	420	(1,449)
Defined benefit post-retirement plan adjustments	(354)	(177)	(117)
Equity interest in investee's other comprehensive loss	771	—	—
Other comprehensive income (loss)	10,490	(4,326)	(10,535)
Total comprehensive loss	$(58,013)	$(86,508)	$(3,843)
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2011	37,138	$395	$479,322	$(87,745)	$22,555	$(54,774)	$359,753
Net income	—	—	—	6,692	—	—	6,692
Other comprehensive income	—	—	—	—	(10,535)	—	(10,535)
Issuance of restricted shares	398	—	(9,483)	—	—	9,204	(279)
Stock-based compensation expense	—	—	3,075	—	—	—	3,075
Issuance of shares to K Equity, LLC	7,000	70	(70)	—	—	—	—
Exercise of stock options	133	—	(2,785)	—	—	3,075	290
Balance at March 31, 2012	44,669	465	470,059	(81,053)	12,020	(42,495)	358,996
Net loss	—	—	—	(82,182)	—	—	(82,182)
Other comprehensive loss	—	—	—	—	(4,326)	—	(4,326)
Issuance of restricted shares	270	—	(6,511)	—	—	6,229	(282)
Stock-based compensation expense	—	—	4,599	—	—	—	4,599
Exercise of stock options	50	—	(1,051)	—	—	1,162	111
Balance at March 31, 2013	44,989	465	467,096	(163,235)	7,694	(35,104)	276,916
Net loss	—	—	—	(68,503)	—	—	(68,503)
Other comprehensive income	—	—	—	—	10,490	—	10,490
Issuance of restricted shares	129	—	(3,164)	—	—	2,986	(178)
Stock-based compensation expense	—	—	2,909	—	—	—	2,909
Exercise of stock options	89	—	(1,814)	—	—	2,064	250
Balance at March 31, 2014	45,207	$465	$465,027	$(231,738)	$18,184	$(30,054)	$221,884
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2014	2013	2012
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$(68,503)	$(82,182)	$6,692
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net cash provided by operating activities of discontinued operations	336	4,828	1,774
Depreciation and amortization	49,527	45,158	43,401
Amortization of debt discount and debt issuance costs	3,596	4,138	3,599
Equity loss from NEC TOKIN	7,090	1,254	—
Change in value of NEC TOKIN options	(3,111)	—	—
Net loss on sales and disposals of assets	32	18	318
Stock-based compensation expense	2,909	4,599	3,075
Pension and other post-retirement benefits	(78)	1,071	(2,991)
Deferred income taxes	(6,369)	(317)	(4,554)
Write down of long-lived assets	4,476	7,582	15,786
Write down of receivables	1,484	—	—
Goodwill impairment	—	1,092	—
Other, net	(521)	566	700
Changes in assets and liabilities:
Accounts receivable	(4,618)	4,882	42,603
Inventories	14,891	(323)	(1,385)
Prepaid expenses and other assets	3,748	(11,151)	(3,494)
Accounts payable	(2,070)	300	(15,829)
Accrued income taxes	172	(1,052)	(1,893)
Other operating liabilities	(9,737)	(3,290)	(7,072)
Net cash (used in) provided by operating activities	(6,746)	(22,827)	80,730
Investing activities:
Capital expenditures	(32,147)	(46,174)	(49,314)
Investment in NEC TOKIN (excludes non cash investment)	—	(50,917)	—
Change in restricted cash	4,047	(15,284)	—
Acquisitions, net of cash received	—	—	(42,613)
Proceeds from sales of assets	2,847	398	74
Net cash used in investing activities	(25,253)	(111,977)	(91,853)

Consolidated Statements of Cash Flows (Continued)

	Fiscal Years Ended March 31,
	2014	2013	2012
Financing activities:
Proceeds from revolving line of credit	21,000	—	—
Payments of revolving line of credit	(2,551)	—	—
Proceeds from issuance of debt	—	39,825	116,050
Deferred acquisition payments	(21,977)	(16,900)	—
Payment of long-term debt	(3,599)	(1,909)	(40,581)
Net (payments) borrowings under other credit facilities	—	—	(3,154)
Debt issuance costs	—	(275)	(2,313)
Proceeds from exercise of stock options	250	111	290
Net cash provided by (used in) financing activities	(6,877)	20,852	70,292
Net (decrease) increase in cash and cash equivalents	(38,876)	(113,952)	59,169
Effect of foreign currency fluctuations on cash	827	(591)	(699)
Cash and cash equivalents at beginning of fiscal year	95,978	210,521	152,051
Cash and cash equivalents at end of fiscal year	$57,929	$95,978	$210,521
Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$38,809	$32,232	$25,342
Income taxes paid	5,521	6,029	7,078
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
KEMET is organized into two business groups: the Solid Capacitor Business Group ("Solid Capacitors") and the Film and Electrolytic Business Group ("Film and Electrolytic"). Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The business groups are responsible for their respective manufacturing sites as well as their respective research and development efforts.
Consistent with management reporting, the Company does not allocate indirect Selling, general and administrative (“SG&A”) and Research and development (“R&D”) expenses to the business groups. Prior period information has been reclassified to conform to current year presentation.
Basis of Presentation
Certain amounts for fiscal years 2013 and 2012 have been reclassified to conform to the fiscal year 2014 classification of the machinery division as a discontinued operation.
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
Cash Equivalents
Cash equivalents of $0.7 million and $30.0 million at March 31, 2014 and 2013, respectively, consist of money market accounts with an original term of three months or less. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Restricted Cash
As discussed in Note 2, "Debt", the Company received a $24.0 million prepayment from an original equipment manufacturer ("OEM"), the remaining proceeds of $11.2 million is classified as restricted cash at March 31, 2014.
A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax ("VAT") registration in The Netherlands.
The bank guarantee is in the amount of €1.5 million ($2.1 million). An interest-bearing deposit was placed with a European bank for €1.7 million ($2.3 million). The deposit is in KEMET's name and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made. The bank guarantee will remain valid until it is discharged by the beneficiary.
Inventories
Inventories are stated at the lower of cost or market. The carrying value of inventory is reviewed and adjusted based on slow moving and obsolete items, historical shipments, customer forecasts and backlog and technology developments. Inventory costs include material, labor and manufacturing overhead and most inventory costs are determined by the "first-in, first-out" ("FIFO") method. For tool crib, a component of the Company's raw material inventory, cost is determined under the average cost method. The Company has consigned inventory at certain customer locations totaling $9.2 million and $10.8 million at March 31, 2014 and 2013, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Property and Equipment
Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of. Depreciation expense was $47.5 million, $43.0 million and $41.6 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Reviews are regularly performed to determine whether facts and circumstances exist which indicate the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived asset or asset group is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets or appraisal values. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the undiscounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company's financial condition and operating results. The Company recorded $4.5 million, $7.3 million and $15.8 million in property, plant and equipment impairment charges for fiscal years 2014, 2013 and 2012, respectively.
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
Concentrations of Credit and Other Risks
The Company sells to customers globally. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers. One customer, TTI, Inc., an electronics distributor, accounted for $128.4 million, $127.8 million and $125.6 million of the Company's net sales in fiscal years 2014, 2013 and 2012, respectively. There were no customers' accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2014 or March 31, 2013.
Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to the end-users. For fiscal years ended March 31, 2014, 2013, and 2012, net sales to electronics distributors accounted for 45%, 46% and 45%, respectively, of the Company's total net sales.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (losses), currency translation gains (losses), defined benefit plan adjustments including those adjustments which result from changes in net prior service credit and actuarial gains (losses), equity interest in investee's other comprehensive income (loss) and is presented in the Consolidated Statements of Comprehensive Income (Loss).
The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders' equity section of the Consolidated Balance Sheets (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Defined Benefit Post-retirement Plan Adjustments	Defined Benefit Pension Plans (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012	$18,107	$1,995	$(8,082)	$—	$12,020
Fiscal year 2013 activity(1)	(4,569)	(177)	420	—	(4,326)
Balance at March 31, 2013	13,538	1,818	(7,662)	—	7,694
Fiscal year 2014 activity(2)	9,797	(354)	276	771	10,490
Balance at March 31, 2014	$23,335	$1,464	$(7,386)	$771	$18,184
_______________________________________________________________________________

(1)	Activity within the defined benefit pension plans is net of a tax benefit of $0.7 million.

(2)	Activity within foreign currency translation gains and defined benefit pension plans are net of a tax benefit of $1.9 million and $0.1 million, respectively.

(3)	Balance is net of a tax benefit of $2.2 million, $2.1 million, and $2.8 million as of March 31, 2014, March 31, 2013, and March 31, 2012, respectively.
Warrant Liability
Concurrent with the consummation of a credit facility, the Company issued K Financing, LLC ("K Financing") a warrant (the "Platinum Warrant") to purchase up to 26,848,484 shares of the Company's common stock, subject to certain adjustments, representing approximately 49.9% of the Company's outstanding common stock at the time of issuance on a post-exercise basis. The Platinum Warrant was subsequently transferred to K Equity, LLC ("K Equity"). The Platinum Warrant is exercisable at a purchase price of $1.05 per share. The Platinum Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of the Company's common stock above the exercise price of the Platinum Warrant, or by combination of the preceding alternatives.
Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Platinum Warrant issued to K Financing under the Platinum Credit Facility (as defined below) does not meet the definition of a derivative as it is indexed to the Company's own stock, as such; the Platinum Warrant is classified as a component of equity.
There were 8,416,815 shares subject to the Platinum Warrant as of March 31, 2014.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets measured at fair value on a recurring basis as of March 31, 2014 and 2013 are as follows (amounts in thousands):

	Carrying Value March 31, 2014	Fair Value March 31, 2014	Fair Value Measurement Using			Carrying Value March 31, 2013	Fair Value March 31, 2013	Fair Value Measurement Using
			Level 1	Level 2(2)	Level 3			Level 1	Level 2(2)	Level 3
Assets:
Money markets(1)	$714	$714	$714	$—	$—	$29,984	$29,984	$29,984	$—	$—
Total debt	398,589	409,284	371,863	37,421	—	383,500	393,928	369,200	24,728	—
NEC TOKIN options, net (3)	3,600	3,600	—	—	3,600	489	489	—	—	489
_______________________________________________________________________________

(1)	Included in the line item "Cash and cash equivalents" on the Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

(3)
See Note 8, "Investment in NEC TOKIN," for a description of the NEC TOKIN options. The value of the options is interrelated and depends on the enterprise value of NEC TOKIN Corporation and its EBITDA over the duration of the instruments. Therefore, the options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousand):

March 31, 2013	$489
Change in value of NEC TOKIN option	3,111
March 31, 2014	$3,600
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
KEMET's SFSD program provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a case-by-case pre-approved basis, to adjust their purchased inventory cost to correspond with current market demand.    Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative and apply only to a specific customer, part, a specified special price amount, a specified quantity, and is only valid for a specific period of time.  To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Most of the Company's distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, does not exceed 6% of their purchases from the previous fiscal quarter. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets. The Company also offers volume based rebates.
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
The Company provides a limited warranty to its customers that the products meet certain specifications. The warranty period is generally limited to one year, and the Company's liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of net sales for the fiscal years ended March 31, 2014, 2013 and 2012. The Company recognizes warranty costs when losses are both probable and reasonably estimable.
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
Shipping and Handling Costs
The Company's shipping and handling costs are reflected in the line item "Cost of sales" on the Consolidated Statements of Operations. Shipping and handling costs were $19.9 million, $21.1 million, and $22.8 million in the fiscal years ended March 31, 2014, 2013 and 2012, respectively.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Impact of Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the definition of a discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. ASU 2013-11 was effective for the Company on January 1, 2014 and did not have a material effect on the Company's net income or other comprehensive income in the financial statements, the Company's financial position, results of operations or cash flows.
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
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires registrants to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 was effective for the Company on April 1, 2013 and did not have a material effect on the Company's net income or other comprehensive income in the financial statements, the Company's financial position, results of operations or cash flows.
There are currently no other accounting standards that have been issued that may have a significant impact on the Company's financial position, results of operations or cash flows upon adoption.
Note 2: Debt
A summary of debt is as follows (amounts in thousands):

	March 31,
	2014	2013
10.5% Senior Notes, net of premium of $3,144 and $3,773 as of March 31, 2014 and 2013, respectively	$358,144	$358,773
Advanced payment from OEM, net of discount of $323 and $1,056 as of March 31, 2014 and 2013, respectively	20,095	22,944
Revolving line of credit	18,449	—
Other	1,901	1,783
Total debt	398,589	383,500
Current maturities, net of discount of $278 and $440 as of March 31, 2014 and 2013, respectively	(7,297)	(10,793)
Total long-term debt	$391,292	$372,707

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Debt (Continued)

The line item "Interest expense" on the Consolidated Statements of Operations for the fiscal years 2014, 2013 and 2012, respectively, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Contractual interest expense	$37,366	$37,193	$24,967
Amortization of debt issuance costs	1,704	1,704	1,081
Amortization of debt (premium) discount	105	(183)	1,742
Imputed interest on acquisition related obligations	1,787	2,617	777
Total interest expense	$40,962	$41,331	$28,567
Revolving Line of Credit
On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50.0 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30.0 million and the total facility does not exceed $50.0 million. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. Subsequent to March 31, 2014, the Loan and Security Agreement was amended and as a result the expiration was extended to December, 31, 2015. The principal features of the amendment to the Loan and Security Agreement (the "Amendment") are reflected in the description below.
Borrowings under the U.S. and Singapore facilities are subject to a borrowing base consisting of:

•
in the case of the U.S. facility, (A) 85% of KEC's accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of (i) $6.0 million and (ii) (a) on or prior to agent’s receipt of an updated inventory appraisal and agent’s approval thereof, 40% of the value of Eligible Inventory (as defined in the agreement) and (b) upon agent’s receipt of an updated inventory appraisal, 85% of the net orderly liquidation value of the Eligible Inventory (as defined in the agreement) plus (C) the lesser of $5.1 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria, as reduced on the first day of each fiscal quarter occurring after April 30, 2014 in an amount equal to one-twentieth (1/20) of such appraised value less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

•
in the case of the Singapore facility, (A) 85% of KEMET Singapore's accounts receivable that satisfy certain eligibility criteria as further specified in the Amendment, less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

Interest is payable on borrowings monthly at a rate equal to the London Interbank Offer Rate ("LIBOR") or the base rate, plus an applicable margin, as selected by the Borrower. Depending upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of the latest test date, the applicable margin under the U.S. facility varies between 2.50% and 3.00% for LIBOR advances and 1.50% and 2.00% for base rate advances, and under the Singapore facility varies between 2.75% and 3.25% for LIBOR advances and 1.75% and 2.25% for base rate advances.
The base rate is subject to a floor that is 100 basis points above LIBOR.
An unused line fee is payable monthly in an amount equal to a per annum rate equal to (a) 0.50%, if the average daily balance of revolver loans and stated amount of letters of credit was 50% or less of the revolver commitments during the preceding calendar month, or (b) 0.375%, if the average daily balance of revolver loans and stated amount of letters of credit was more than 50% of the Revolver Commitment during the preceding calendar month. A customary fee is also payable to the administrative agent on a quarterly basis.

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
Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $0.2 million and $0.6 million as of March 31, 2014 and 2013, respectively; these costs will be amortized over the term of the Loan and Security Agreement.
On September 24, 2013, the Company borrowed $9.0 million from the revolving line of credit at a rate of 5.75% (Base Rate, as defined in the Loan and Security Agreement, plus 2.5% ).  As this is a base rate borrowing, there is not a specific repayment date and the amount can be repaid at any time prior to the expiration of the facility.  On September 27, 2013, the Company borrowed $12.0 million from the revolving line of credit at a rate of 4.0% LIBOR plus 3.75% based upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis).  The term on this borrowing was originally 31 days with total interest and principal payable at maturity on October 28, 2013, however, it was extended to May 28, 2014.  These borrowings are classified as non-current liabilities as the facilities were amended to expire on December 31, 2015.  These were the only borrowings under the revolving line of credit and $18.4 million remained outstanding as of March 31, 2014 after the Company made repayment of $2.6 million during the fiscal year ended March 31, 2014. Based upon the March 31, 2014 financial statements, the Company's available borrowing capacity under the Loan and Security Agreement was $7.1 million (after $16.9 million used for letters of credit as described below).
As described below in the section titled "Advanced Payment from OEM", a standby letter of credit for $16.0 million was delivered to the OEM on October 8, 2012 and in fiscal year 2014, the Company issued two letters of credit for EUR 1.1 million ($1.5 million) and EUR 0.7 million ($0.9 million) related to the construction of the new manufacturing location in Italy. The

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Debt (Continued)

letter of credit for EUR 1.1 million ($1.5 million) was cancelled in February 2014. Outstanding letters of credit reduced the Company's availability under the Loan and Security Agreement.
Advanced Payment from OEM
On August 28, 2012, the Company entered into and amended an agreement (the "Agreement"), with an original equipment manufacturer (the "OEM") pursuant to which the OEM agreed to advance KEMET $24.0 million (the "Advance Payment"). As of March 31, 2014 and 2013, the Company had $20.4 million and $24.0 million, respectively, outstanding due to the OEM. On a monthly basis starting in June 2013, (eight months following the receipt of the Advance Payment), the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month. Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM that will be used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period, and (2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET's price within 110% of the third-party price. In June 2015 (thirty-two months after the date of the Advance Payment), the remaining outstanding balance, if any, is due in full. Pursuant to the terms of the Agreement, an irrevocable standby letter of credit in the amount of $16.0 million was delivered to the OEM on October 8, 2012 and on October 22, 2012 the Company received the Advance Payment from the OEM. The debt discount related to the Advance Payment as of March 31, 2014 and 2013 was $0.3 million and $1.1 million, respectively, which will be amortized over the term of the Agreement.
The OEM may demand repayment of the entire balance outstanding or draw upon the Letter of Credit if any of the following events occur while the Agreement is still in effect: (i) the Company commits a material breach of the Agreement, the statement of work or the master purchase agreement between the OEM and the Company; (ii) the Company’s credit rating issued by Standard & Poor’s Financial Services LLC or its successor or Moody’s Investors Services, Inc. or its successors drops below CCC+ or Caa1, respectively; (iii) the Company’s cash balance on the last day of any fiscal quarter is less than $60.0 million ; (iv) the Letter of Credit has been terminated without being replaced prior to repayment of the Advance Payment amount; (v) the Company or substantially all of its assets are sold to a party other than a subsidiary of the Company; (vi) all or substantially all of the assets of a subsidiary of the Company, or any of the shares of such subsidiary, are sold, whose assets are used to develop and produce the Goods; (vii) the Company or any subsidiary which accounts for 20% or more of the Company’s consolidated total assets (“Company Entity”) applies for judicial or extra judicial settlement with its creditors, makes an assignment for the benefit of its creditors, voluntarily files for bankruptcy or has a receiver or trustee in bankruptcy appointed by reason of its insolvency, or in the event of an involuntary bankruptcy action, liquidation proceeding, dissolution or similar proceeding is filed against a Company Entity and not dismissed within sixty (60) days.  To the Company’s best knowledge and belief, none of these events have been met including maintaining a minimum cash balance since the Company's cash balance (including restricted cash under the OEM agreement) exceeds the $60.0 million threshold.
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
The terms of the 10.5% Senior Notes Indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) enter into sale and leaseback transactions; (vii) merge, consolidate or transfer or dispose of substantially all of their assets; (viii) engage in certain transactions with affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Debt (Continued)

number of important limitations and exceptions that are described in the 10.5% Senior Notes Indenture. The company is in compliance with these debt covenants.
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
On March 27, 2012 and April 3, 2012, the Company completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due April 2018, respectively, at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The issuance resulted in a debt premium of $6.1 million which will be amortized over the term of the 10.5% Senior Notes. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.
In total, debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $5.4 million and $6.7 million as of March 31, 2014 and 2013, respectively; these costs will be amortized over the term of the 10.5% Senior Notes. The Company had interest payable related to the 10.5% Senior Notes included in the line item "Accrued expenses" on its Consolidated Balance Sheets of $15.5 million at March 31, 2014 and 2013. The effective interest rate for the Senior Notes was 10.3% and 10.4% for the years ended March 31, 2014 and 2013, respectively.
The following table highlights the Company's annual cash maturities of debt (amounts in thousands):

	Annual Maturities of Debt Fiscal Years Ended March 31,
	2015	2016	2017	2018	2019
10.5% Senior Notes	$—	$—	$—	$—	$355,000
Advanced payment from OEM	6,266	14,152	—	—	—
Revolving line of credit	—	18,449	—	—	—
Other	1,309	592	—	—	—
	$7,575	$33,193	$—	$—	$355,000
Note 3. Discontinued Operations
In December 2013 KEMET signed a letter of intent to sell the machinery division within Film and Electrolytic. At that time the division qualified as held for sale and was classified as a discontinued operation. All historical financial results contained in this Form 10-K have been revised due to the classification of the machinery division as a discontinued operation. On April 30, 2014, the transaction closed.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Discontinued Operations (Continued)

Net sales and net operating loss from the Company’s discontinued operation for years ended March 31, 2014, 2013 and 2012 were as follows (in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Net sales	$11,489	$19,051	$60,781
Operating income (loss)	(3,730)	(4,203)	9,718

Note 4: Restructuring
In the second quarter of fiscal year 2010, the Company initiated the first phase of a plan to restructure the Film and Electrolytic Business Group ("Film and Electrolytic") and to reduce overhead within the Company. Since that time the restructuring plan has been expanded to all business groups and includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations and eliminating unnecessary costs throughout the Company.
A summary of the expenses aggregated on the Consolidated Statements of Operations line item "Restructuring charges" in the fiscal years ended March 31, 2014, 2013 and 2012, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Manufacturing and sales office relocation costs	$3,555	$2,349	$1,920
Personnel reduction costs	10,567	16,370	12,334
Restructuring charges	$14,122	$18,719	$14,254
Fiscal Year Ended March 31, 2014
The Company incurred $14.1 million in restructuring charges in the fiscal year ended March, 31, 2014 including $10.6 million related to personnel reduction costs which is primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S.; $1.2 million related to the reduction of the Solid Capacitor production workforce in Mexico; $1.1 million related to the Company’s initiative to reduce overhead; $0.5 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $4.5 million related to headcount reductions of 126 employees in Evora, Portugal due to the relocation of certain Solid Capacitors manufacturing operations to Mexico; $0.9 million is related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.
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
In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $3.6 million due to the consolidation of Film and Electrolytic manufacturing facilities within Italy and relocation of Film and Electrolytic manufacturing equipment to Evora, Portugal and Skopje, Macedonia and Solid Capacitors manufacturing equipment to Mexico.
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

termination benefits associated with converting the Landsberg, Germany manufacturing facility into a technology center; $2.9 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $1.5 million for reductions in production workforce in Mexico; $1.1 million for reductions in production workforce in Portugal; $0.5 million for headcount reductions at an innovation center; $2.7 million for reductions in administrative overhead primarily in the Corporate headquarters and $4.9 million for reductions in production workforce and administrative overhead across the Company.
In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.8 million for relocation of equipment to Bulgaria, China, Macedonia and Mexico and for the consolidation of manufacturing operations within Italy and $0.6 million in lease termination costs related to the closure of a sales office.
Fiscal Year Ended March 31, 2012
In fiscal year 2012, personnel reduction costs of $12.3 million were primarily comprised of the following: termination benefits of $6.1 million related to facility closures in Italy that commenced during fiscal year 2013 and charges of $4.5 million were incurred by the Company to participate in a plan to save labor costs whereby a company may temporarily "lay off" employees while the government continues to pay their wages for a certain period of time. The program is called Cassia Integrazione Guadagni Straordinaria ("CIGS"). In addition, the Company incurred $1.7 million in personnel reduction costs primarily due to headcount reductions within Solid Capacitor's operations in Mexico. The Company also incurred manufacturing relocation costs of $1.9 million for the relocation of equipment to China and Mexico in fiscal year 2012.
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items "Accrued expenses" and "Other non-current obligations" on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Manufacturing and Sales Office Relocation Costs
Balance at March 31, 2011	$1,827	$—
Costs charged to expense	12,334	1,920
Costs paid or settled	(2,592)	(1,920)
Change in foreign exchange	(95)	—
Balance at March 31, 2012	11,474	—
Costs charged to expense	16,370	2,349
Costs paid or settled	(13,976)	(1,782)
Change in foreign exchange	(359)	—
Balance at March 31, 2013	13,509	567
Costs charged to expense	10,567	3,555
Costs paid or settled	(18,235)	(4,122)
Change in foreign exchange	376	—
Balance at March 31, 2014	$6,217	$—
Note 5: Impairment Charges
During fiscal years 2014, 2013 and 2012, the Company incurred impairment charges totaling $4.5 million, $7.6 million, and $15.8 million, respectively. The impairment charges are recorded on the Consolidated Statements of Operations line item “Write down of long-lived assets” in fiscal years 2014, 2013 and 2012.
The Company's restructuring of its Evora, Portugal manufacturing operations, is expected to be substantially complete by June 30, 2014. As a part of the ongoing restructuring activities, the Company has relocated certain Solid Capacitor manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Solid Capacitor equipment in Portugal will be disposed. During fiscal year 2013, using an income approach to estimate the fair value of assets to be disposed, the Company incurred impairment charges totaling $3.1 million ($0.07 per basic and diluted share) related to the Solid Capacitors restructuring activities. In fiscal year 2014 Solid Capacitors incurred $3.9 million ($0.09 per

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Impairment Charges (Continued)

basic and diluted share) in additional impairment charges due to a decrease in forecasted revenues. In addition, during fiscal year 2014, the Company incurred impairment charges totaling $0.6 million ($0.01 per basic and diluted share) related to Film and Electrolytic manufacturing equipment in Italy.
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
During fiscal year 2012, the Company incurred impairment charges totaling $15.8 million ($0.36 per basic share and $0.30 per diluted share) related to Solid Capacitors. Certain Solid Capacitors equipment was disposed of since the equipment could not meet customer demands for lower Equivalent Series Resistance capacitors. The impairment amount of $15.8 million was the carrying amount of the equipment, less the scrap value net of disposal costs.
Note 6: Acquisitions
Cornell Dubilier Foil, LLC
On June 13, 2011, the Company completed its acquisition of Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC ("KEMET Foil")), a Tennessee based manufacturer of etched foils utilized as a core component in the manufacture of aluminum electrolytic capacitors. The undiscounted purchase price was $15.0 million plus a $0.5 million working capital adjustment, of which $11.6 million (net of cash received) was paid at closing and $1.0 million was paid on the first and second anniversary of the closing date and $1.0 million is due on June 13, 2014. The Company recorded goodwill of $1.1 million and amortizable intangibles of $1.7 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) included the trained workforce. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. KEMET Foil is included within Film and Electrolytic.
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
Note 6: Acquisitions (Continued)

The following table presents the final allocations of the aggregate purchase price based on the assets and liabilities estimated fair values (amounts in thousands):

Fair Value
Cash	$416
Accounts receivable	2,577
Inventories	3,382
Other current assets	84
Property, plant and equipment	9,534
Goodwill	1,092
Intangible assets	1,660
Current liabilities	(3,404)
Total net assets acquired	$15,341
As discussed in Note 7, "Goodwill and Intangible Assets," the goodwill recorded for KEMET Foil was fully impaired in fiscal year 2013.
Niotan Incorporated
On February 21, 2012, KEMET acquired all of the outstanding shares of Niotan Incorporated, whose name was subsequently changed to KEMET Blue Powder Corporation ("Blue Powder"), a manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP. Blue Powder has its headquarters and principal operating location in Carson City, Nevada. KEMET paid an initial purchase price of $30.5 million (net of cash received) at the closing of the transaction. Additional deferred payments of $45 million are payable over a thirty-month period after the closing and a working capital adjustment of $0.4 million which was paid in April 2012. In fiscal years 2014 and 2013 KEMET has made installment payments totaling $20.0 million and $15.0 million, respectively. KEMET will also be required to make quarterly royalty payments for tantalum powder produced by Blue Powder, in an aggregate amount equal to $10.0 million by December 31, 2014, and KEMET made payments of $1.5 million through March 31, 2014. As of March 31, 2014 deferred payment of $18.6 million remain due to the seller in fiscal year 2015. The Company determined that the royalty payments should be treated as part of the consideration for Blue Powder instead of a separate transaction because (i) it is paid to the selling shareholder who is not continuing with Blue Powder, (ii) it was based solely on the negotiation process and (iii) KEMET now owns the technology. The Company recorded goodwill of $35.6 million and amortizable intangibles of $22.4 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is not tax deductible) include market recognition of the world class quality of Blue Powder's tantalum powder, the Company's cost savings due to vertical integration and Blue Powder's ability to provide a constant and reliable supply of tantalum powder. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. Blue Powder is included within Solid Capacitors.
The total discounted purchase price for Blue Powder was $82.0 million which includes (amounts in thousands):

Cash at closing	$30,656
Deferred payments (discounted)	41,938
Royalty payments (discounted)	8,975
Working capital adjustment	403
$81,972
The purchase price was determined through arms-length negotiations between representatives of the Company and Denham Capital Management LP.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Acquisitions (Continued)

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
Note 7: Goodwill and Intangible Assets
The following table highlights the Company's intangible assets (amounts in thousands):

	March 31, 2014		March 31, 2013
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,207	$—	$7,207	$—
Amortizing Intangibles:
Purchased technology, customer relationships and patents (3 - 18 years)	44,428	14,451	43,227	11,788
	$51,635	$14,451	$50,434	$11,788
For fiscal years ended March 31, 2014, 2013 and 2012 amortization related to intangibles was $2.1 million, $2.3 million and $2.0 million, respectively. The weighted average useful life of amortized intangibles was 16 years in the fiscal years ended March 31, 2014 and 2013. Estimated amortization of intangible assets for the each of the next five fiscal years is $2.1 million and, thereafter, amortization will total $19.4 million.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Goodwill and Intangible Assets (Continued)

For fiscal year 2014, the Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2014 and concluded that goodwill and indefinite-lived assets were not impaired.
In fiscal year 2013, the Company's annual goodwill and other indefinite-lived intangible asset impairment test resulted in a $1.1 million goodwill impairment charge, which represented all of the goodwill related to the KEMET Foil Manufacturing, LLC ("KEMET Foil") reporting unit due to reduced earnings and cash flows caused by macro-economic factors and excess capacity in our industry.
The changes in the carrying amount of goodwill for the years ended March 31, 2014 and 2013 are as follows (amounts in thousands):

	Fiscal Year 2014	Fiscal Year 2013
Gross balance at beginning of fiscal year
Goodwill	$36,676	$36,676
Accumulated impairment losses	(1,092)	—
Net balance at the end of the year	$35,584	$36,676

Impairment charges	$—	$(1,092)
Balance at the end of the year
Goodwill	$36,676	$36,676
Accumulated impairment losses	(1,092)	(1,092)
Balance at the end of the year, net	$35,584	$35,584
Note 8: Investment in NEC TOKIN
On March 12, 2012, KEMET Electronics Corporation ("KEC"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with NEC TOKIN Corporation ("NEC TOKIN"), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, to acquire 51% of the commmon stock of NEC TOKIN (which represents a 34% economic interest, as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of NEC TOKIN as of such date) (the "Initial Purchase") from NEC Corporation ("NEC") of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the "Initial Closing"). The Company accounts for its investment in NEC TOKIN using the equity method for a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. The Company believes that the NEC TOKIN preferred stock represents in-substance common stock of NEC TOKIN and, as a result, its method of calculating KEC’s economic basis in NEC TOKIN is the appropriate basis on which to recognize its share of the earnings or loss of NEC TOKIN.
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
Concurrent with execution of the Stock Purchase Agreement and the Stockholders' Agreement, KEC entered into an Option Agreement (the "Option Agreement") with NEC whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN's common stock (the "First Call Option") by providing notice of the First Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, but not before August 1, 2014, KEC may also exercise an option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN's debt obligation to NEC (the "Second Call Option") by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8: Investment in NEC TOKIN (Continued)

may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC. However, NEC may only exercise this right (the "Put Option") from August 1, 2014 through April 1, 2016 if NEC TOKIN achieves certain financial performance measures. The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN's debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NEC TOKIN's debt obligation to NEC which KEC will assume. The determination of the purchase price will be modified in the event there is an unresolved agreement between NEC and us under the Stockholders' Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NEC TOKIN to NEC. The Company valued these options as a net call derivative of $0.5 million which is included in line item "Other Assets" on the Consolidated Balance Sheets. The Company has marked these options to fair value and in the fiscal year ended March 31, 2014 recognized a $3.1 million gain which was included on the line item “Other expense, net” in the Consolidated Statement of Operations. The value included for the options in the line item “Other assets” on the Consolidated Balance Sheets as of March 31, 2014, is $3.6 million.
KEC's total investment in NEC TOKIN including the net call derivative described above on February 1, 2013 was $54.5 million which includes $50.0 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and other various services necessary to complete the transactions). The Company has made an allocation of the aggregate purchase price, which were based upon estimates that the Company believes are reasonable.
Summarized financial information for NEC TOKIN follows (in thousands):

	March 31, 2014	March 31, 2013
Current assets	$245,709	$220,652
Noncurrent assets	302,161	422,246
Current liabilities	120,929	121,238
Noncurrent liabilities	360,908	411,789

	Fiscal Year March 31, 2014	Two Months Ended March 31, 2013
Net sales	$512,073	$82,772
Gross profit	90,325	9,147
Net loss	(42,937)	(2,216)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8: Investment in NEC TOKIN (Continued)

A reconciliation between NEC TOKIN's net loss and KEMET's equity investment loss follows (in thousands):

	Fiscal year Ended March 31, 2014	Two Months Ended March 31, 2013
NEC TOKIN net Loss	$(42,937)	$(2,216)
KEMET's equity ownership %	34%	34%
Equity loss from NEC TOKIN before Adjustments	$(14,599)	$(753)

Adjustments:
Amortization and depreciation	(1,390)	(247)
Gain on sale of long-lived assets adjustment	(5,998)	—
Loss on impairment of long-lived assets adjustment	14,643	—
Inventory valuation adjustment	254	(254)
Equity Loss from NEC TOKIN	$(7,090)	$(1,254)
A reconciliation between NEC TOKIN's net assets and KEMET's equity investment balance follows (in thousands):

	March 31, 2014	March 31, 2013
Investment in NEC TOKIN	$46,419	$52,738
Purchase price accounting basis adjustment:
Property, plant and equipment	7,325	21,593
Technology	(16,261)	(18,000)
Long-term debt	(4,754)	(5,824)
Goodwill	(9,326)	(9,326)
Other	(952)	(3,825)
KEMET's 34% interest of NEC TOKIN's equity	$22,451	$37,356
The above basis differences (except Goodwill) are being amortized over the respective estimated life of the assets. As of March 31, 2014, KEC's maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance. For the fiscal year ended March 31, 2014, KEMET recorded sales of $6.0 million to NEC TOKIN.  As of March 31, 2014, KEMET’s accounts receivable and accounts payable balances with NEC TOKIN were $2.0 million and $0.1 million respectively.  In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement to provide services for which KEC would be reimbursed.  As of March 31, 2014, KEMET’s receivable balance under this agreement is $0.7 million.
In March and April, 2014, NEC TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan and South Korea concerning alleged anti-competitive activities within the capacitor industry.  According to NEC TOKIN, the investigations are at an early stage.  As of this date, NEC TOKIN has not recorded an accrual as a result of the investigations.
Note 9: Segment and Geographic Information
The Company is organized into two business groups: Solid Capacitors and Film and Electrolytic based primarily on product lines. Each business group is responsible for their respective manufacturing operations and research and development efforts. Beginning in fiscal year 2013, the Company did not allocate indirect Selling, general and administrative ("SG&A") and Research and Development ("R&D") expenses to the business groups to be consistent with its internal management reporting.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9: Segment and Geographic Information (Continued)

Prior period information has been reclassified to conform to this convention. Substantially all research and development expenses are direct costs to the respective business group.
Solid Capacitors
Operating in nine manufacturing sites in the United States, Mexico, China and Portugal, Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors and has a product innovation center in the United States.
Film and Electrolytic
Film and Electrolytic operates twelve manufacturing sites throughout Europe, Asia, Mexico and the United States and produces film, paper, and electrolytic capacitors which are sold globally. In addition, the business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.
The following tables summarize information about each segment's net sales, operating income (loss), depreciation and amortization, capitalized expenditures and total assets (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Net sales:
Solid Capacitors	$626,494	$622,305	$630,762
Film and Electrolytic	207,172	201,598	293,290
	$833,666	$823,903	$924,052
Operating income (loss)(1)(2)(3):
Solid Capacitors	$91,848	$94,986	$111,769
Film and Electrolytic	(17,587)	(31,109)	12,347
Corporate	(92,472)	(98,957)	(96,033)
Consolidated operating income (loss)	$(18,211)	$(35,080)	$28,083
Depreciation and amortization:
Solid Capacitors	$28,081	$27,407	$27,939
Film and Electrolytic	14,557	13,360	11,398
Corporate	6,889	4,391	4,064
	$49,527	$45,158	$43,401
Capital expenditures:
Solid Capacitors	$10,498	$16,838	$19,039
Film and Electrolytic	14,494	23,970	21,539
Corporate	7,155	5,366	8,736
	$32,147	$46,174	$49,314
_______________________________________________________________________________

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9: Segment and Geographic Information (Continued)

(1)	Restructuring charges included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Total restructuring:
Solid Capacitors	$8,108	$7,335	$1,161
Film and Electrolytic.	5,657	9,621	13,093
Restructuring charges	357	1,763	—
	$14,122	$18,719	$14,254

(2)	Impairment charges and write downs included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Impairment and write down of long-lived assets:
Solid Capacitors	$3,920	$3,348	$15,786
Film and Electrolytic	556	5,326	—
	$4,476	$8,674	$15,786

(3)    (Gain) loss on sales and disposals of assets included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
(Gain) loss on sales and disposals of assets:
Solid Capacitors	$(705)	$(161)	$338
Film and Electrolytic	767	179	(20)
Corporate	(30)	—	—
	$32	$18	$318

_______________________________________________________________________________

	March 31,
	2014	2013
Total assets:
Solid Capacitors	$479,377	$525,270
Film and Electrolytic.	287,861	300,501
Corporate	76,429	85,820
	$843,667	$911,591

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9: Segment and Geographic Information (Continued)

The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2014	2013	2012
United States	$245,032	$228,975	$219,785
Hong Kong	135,570	148,014	147,054
Germany	105,261	105,818	138,700
Europe (2)(3)	70,895	82,021	133,378
China	67,460	70,696	79,681
Asia Pacific (2)(3)	51,467	50,735	43,433
United Kingdom	36,085	34,188	39,512
Netherlands	33,581	24,568	19,447
Singapore	27,777	25,060	33,586
Italy	20,249	21,203	31,064
Hungary	18,332	13,554	16,206
Mexico	17,886	15,923	16,944
Other Countries (2)	4,071	3,148	5,262
	$833,666	$823,903	$924,052
_______________________________________________________________________________

(1)
Revenues are attributed to countries or regions based on the location of the customer. Nets Sales to one customer exceeded 10% of total net sales as follows: $128.4 million, $127.7 million and $125.3 million in fiscal years 2014, 2013 and 2012, respectively. Solid Capacitor sales to one customer over 10% were $115.5 million, $119.0 million and $112.3 million in fiscal years 2014, 2013 and 2012, respectively. Film and Electrolytic sales to one customer over 10% were $12.9 million, $8.7 million and $13.0 million in fiscal years 2014, 2013 and 2012, respectively.

(2)	Excluding the specific countries listed in this table, no country included in this caption exceeded 2% of consolidated net sales for fiscal years 2014, 2013 and 2012.
_______________________________________________________________________________

The following geographic information includes Property, plant and equipment, net, based on physical location (amounts in thousands):

	March 31,
	2014	2013
United States	$64,754	$71,447
Mexico	67,154	69,870
Italy	61,726	51,800
China	31,405	33,873
Portugal	23,817	28,716
Macedonia	21,044	18,724
Indonesia	6,026	7,243
Finland	2,280	2,435
United Kingdom	492	5,246
Other	13,950	14,328
	$292,648	$303,682

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Pension and Other Post-retirement Benefit Plans
The Company sponsors defined benefit pension plans which include six in Europe, one in Singapore and two in Mexico. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans.
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

	Pension		Other Benefits
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of the year	$39,096	$47,892	$799	$1,057
Service cost	1,308	1,583	—	—
Interest cost	1,734	1,903	23	27
Plan participants' contributions	—	73	555	503
Plan amendments	285	—	—	—
Actuarial (gain) loss	(377)	4,108	94	(145)
Foreign currency exchange rate change	2,009	(1,391)	—	—
Gross benefits paid	(1,302)	(1,300)	(686)	(643)
Curtailments and settlements	(38)	(13,772)	—	—
Benefit obligation at end of year	$42,715	$39,096	$785	$799
Change in Plan Assets
Fair value of plan assets at beginning of year	$8,806	$17,156	$—	$—
Actual return on plan assets	260	1,097	—	—
Foreign currency exchange rate changes	874	(799)	—	—
Employer contributions	1,346	2,490	131	140
Settlements	(38)	(9,911)	—	—
Plan participants' contributions	—	73	555	503
Gross benefits paid	(1,302)	(1,300)	(686)	(643)
Fair value of plan assets at end of year	$9,946	$8,806	$—	$—
Funded status at end of year
Fair value of plan assets	$9,946	$8,806	$—	$—
Benefit obligations	(42,715)	(39,096)	(785)	(799)
Amount recognized at end of year	$(32,769)	$(30,290)	$(785)	$(799)
The Company expects to contribute $1.6 million to the pension plans in fiscal year 2015, which includes direct contributions to be made for funded plans and benefit payments to be made for unfunded plans.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The Company does not prefund its post-retirement health care and life insurance benefit plans. As a result, the Company is responsible annually for the payment of benefits as incurred by the plans. The Company anticipates making payments of $88 thousand during fiscal year 2015. Amounts recognized in the Consolidated Balance Sheets consist of the following (amounts in thousands):

	Pension		Other Benefits
	2014	2013	2014	2013
Current liability	$(615)	$(644)	$(88)	$(90)
Noncurrent liability	(32,154)	(29,646)	(697)	(709)
Amount recognized, end of year	$(32,769)	$(30,290)	$(785)	$(799)

Amounts recognized in Accumulated other comprehensive income (loss) consist of the following (amounts in thousands):

	Pension		Other Benefits
	2014	2013	2014	2013
Net actuarial loss (gain)	$9,269	$9,742	$(1,464)	$(1,818)
Prior service cost	310	32	—	—
Accumulated other comprehensive income	$9,579	$9,774	$(1,464)	$(1,818)
The tax effect on the above balances was $2.2 million and $2.1 million as of March 31, 2014 and 2013, respectively.
Components of benefit costs (credit) consist of the following (amounts in thousands):

	Pension			Other Benefits
	2014	2013	2012	2014	2013	2012
Net service cost	$1,308	$1,583	$1,310	$—	$—	$—
Interest cost	1,734	1,903	2,111	23	27	44
Expected return on plan assets	(454)	(656)	(712)	—	—	—
Amortization:
Actuarial (gain) loss	318	544	392	(259)	(322)	(323)
Prior service cost	4	20	25	—	—	—
Recurring activity	2,910	3,394	3,126	(236)	(295)	(279)
Curtailment expense	(32)	266	—	—	—	—
Net periodic benefit cost (credit)	$2,878	$3,660	$3,126	$(236)	$(295)	$(279)
The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2015 are actuarial losses of $88 thousand, and prior service costs of $18 thousand.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The asset allocation for the Company's defined benefit pension plans at March 31, 2014 and the target allocation for 2014, by asset category, are as follows:

Asset Category	Target Allocation (%)	Plan Assets at March 31, 2014 (%)
Insurance(1)	10	7
International equities	30	35
International bonds	50	57
Other	10	1
Total	100	100
_______________________________________________________________________________

(1)	Comprised of assets held by the defined benefit pension plan in Germany.
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
Other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Pension			Other Benefits
	2014	2013	2012	2014	2013	2012
Current year actuarial (gain) loss	$(190)	$3,669	$2,845	$95	$(145)	$(206)
Foreign currency exchange rate changes	—	(238)	(218)	259	322	323
Amortization of actuarial gain (loss)	(286)	(4,582)	(392)	—	—	—
Current year prior service cost	285	—	—	—	—	—
Amortization of prior service cost	(4)	(101)	(25)	—	—	—
Total recognized in other comprehensive income	$(195)	$(1,252)	$2,210	$354	$177	$117
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,683	$2,408	$5,336	$118	$(118)	$(162)
Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2015	2016	2017	2018	2019	2020 - 2024
Pension benefits	$1,476	$1,575	$1,680	$1,615	$1,959	$10,765
Other benefits	89	87	83	79	75	297
Total	$1,565	$1,662	$1,763	$1,694	$2,034	$11,062

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands except percentages):

	Pension		Other Benefits
	2014	2013	2014	2013
Projected benefit obligation:
Discount rate	4.5%	4.5%	3.4%	2.8%
Rate of compensation increase	3.4%	3.5%	—	—
Health care cost trend on covered charges	—	—	7.0% decreasing to ultimate trend of 5% in 2018	7.0% decreasing to ultimate trend of 5% in 2017
Net periodic benefit cost:
Discount rate	4.5%	4.2%	2.8%	3.5%
Rate of compensation increase	3.5%	2.9%	—	—
Expected return on plan assets	4.9%	4.0%	—	—
Health care cost trend on covered charges	—	—	7.0% decreasing to ultimate trend of 5% in 2017	7.5% decreasing to ultimate trend of 5% in 2017
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components			$—	$—
—On post-retirement benefits obligation			15	11
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components			—	—
—On post-retirement benefits obligation			(13)	(10)
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The following table sets forth by level, within the fair value hierarchy as described in Note 1, the pension plan's assets, required to be carried at fair value on a recurring basis as of March 31, 2014 and March 31, 2013 (amounts in thousands):

	Fair Value March 31, 2014	Fair Value Measurement Using			Fair Value March 31, 2013	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—
Equity securities:
International equities	3,512	3,512	—	—	2,884	2,884	—	—
Fixed income securities:
International bonds	5,636	5,636	—	—	5,098	5,098	—	—
Insurance contracts	706	—	—	706	636	—	—	636
Other	92	92	—	—	188	188	—	—
	$9,946	$9,240	$—	$706	$8,806	$8,170	$—	$636
The table below sets forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the fiscal year ended March 31, 2014 (amounts in thousands):

Balance at March 31, 2013	$636
Actual return on plan assets	29
Employer contributions	247
Settlements	—
Benefits paid	(255)
Foreign currency exchange rate change	49
Balance at March 31, 2014	$706
The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Gains net of the Company matches related to the deferred compensation plan were $189 thousand in fiscal year 2014, $141 thousand in fiscal year 2013, and $26 thousand in fiscal year 2012. Total benefits accrued under this plan were $1.6 million and $1.9 million at March 31, 2014 and March 31, 2013, respectively.
In addition, the Company has a defined contribution retirement plan (the "Savings Plan") in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company matches contributions to the Savings Plan up to 6% of the employee's salary. The Company made matching contributions of $2.2 million, $2.5 million and $2.2 million in fiscal years 2014, 2013, and 2012, respectively.
Note 11: Stock-Based Compensation
The Company's stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

The major components of stock-based compensation expense are as follows (amounts in thousands):

	Fiscal Year Ended March 31, 2014			Fiscal Year Ended March 31, 2013			Fiscal Year Ended March 31, 2012
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$421	$62	$523	$710	$445	$356	$542	$81	$176
Selling, general and administrative expenses	413	580	712	872	1,303	725	788	688	800
Research and development	5	—	193	58	—	130	—	—	—
	$839	$642	$1,428	$1,640	$1,748	$1,211	$1,330	$769	$976
Employee Stock Options
At March 31, 2014, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the "Prior Plans") and the 2011 Omnibus Equity Incentive Plan (the "2011 Incentive Plan"). All of these plans were approved by the Company's stockholders. The 2011 Incentive Plan authorized the grant of up to 4.8 million shares of the Company's common stock, which is comprised of 4.0 million shares under the new plan and 0.8 million shares which remained under the Prior Plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to three years and expire ten years from the grant date. Stock options granted to the Company's Chief Executive Officer on January 27, 2010 vest 50% on June 30, 2014 and 50% on June 30, 2015. If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in the near future.
Employee stock option activity for fiscal year 2014 is as follows (amounts in thousands, except exercise price, fair value and contractual life):

	Options	Weighted- Average Exercise Price
Outstanding at March 31, 2013	1,817	$11.64
Granted	312	5.89
Exercised	(89)	2.82
Forfeited	(280)	12.34
Expired	(109)	38.43
Outstanding at March 31, 2014	1,651	9.15
Exercisable at March 31, 2014	1,000	$11.30
Remaining weighted average contractual life of options exercisable (years)		5.4
Remaining weighted average contractual life of options outstanding (years)		6.6
At March 31, 2014 and 2013, the weighted average grant-date fair value of non-vested shares was $3.13 and $4.09, respectively. The weighted average grant-date fair value of shares granted, vested, and forfeited during fiscal year 2014 was $2.71, $4.55 and $5.47, respectively. The total estimated fair value of shares vested during fiscal years 2014, 2013 and 2012 was $1.1 million, $1.7 million and $0.6 million, respectively. The intrinsic value of stock options exercised in fiscal years 2014, 2013, and 2012 was $0.2 million, $0.2 million and $1.0 million, respectively.
As of March 31, 2014, the intrinsic value related to options outstanding was $1.0 million. The intrinsic value of options currently exercisable was $0.7 million. Total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options was $0.9 million as of March 31, 2014. This cost is expected to be recognized over a weighted-average period of

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

1.2 years. At March 31, 2014 and 2013, respectively, the weighted average exercise price of stock options expected to vest was $5.84 and$6.81, respectively. The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used in the Black-Scholes valuation model to value stock option grants:

	Fiscal Years Ended March 31,
	2014	2013	2012
Assumptions:
Expected volatility	59.8%	70.9%	83.2%
Risk-free interest rate	1.0%	0.5%	0.7%
Expected option lives in years	4.0	4.0	4.1
Dividend yield	—	—	—
The expected volatility is based on a historical volatility calculation of the Company's stock price. The risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term. The expected term is based on the Company's historical option term which considers the weighted-average vesting, contractual term and vesting schedule. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. The Company's estimate of expected forfeitures is based on the Company's actual historical annual forfeiture rate of 2.0%. The estimated forfeiture rate, which is evaluated each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances. The dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends.
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
Restricted Stock
Restricted stock activity for fiscal year 2014 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2013	441	$7.15
Granted	47	4.24
Vested	(100)	6.71
Forfeited	(80)	8.05
Non-vested restricted stock at March 31, 2014	308	6.62
The Company grants shares of restricted stock to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. In fiscal year 2014, restricted stock granted to the Board of Directors vests in one year, and restricted

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

stock granted to certain executives vests 50% in two years and 50% in 3 years. In fiscal year 2013, restricted stock granted to the Board of Directors vests in nine months, restricted stock granted to the Chief Executive Officer vests on June 30, 2017 and restricted stock granted to certain executives vests 25% per year over four years. The contractual term on restricted stock is indefinite. Once vested, restricted shares cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors, as applicable, resigns from his or her position, or until the individual achieves the targeted ownership under the Company's stock ownership guidelines, and only to the extent that such ownership exceeds the target. As of March 31, 2014 and 2013, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted was $0.8 million and $1.8 million, respectively. The expense is being recognized over the respective vesting periods.
Long-term Incentive Plans ("LTIP")
Historically the Board of Directors of the Company has approved annual Long Term Incentive Plans which cover two year periods. The LTIPs are primarily based upon the achievement of an Adjusted EBITDA target for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted shares of the Company's common stock, or a combination of both. The 2013/2014 LTIP and 2014/2015 LTIP also awarded restricted stock shares which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item "Accrued expenses" on the Consolidated Balance Sheets and any restricted stock commitment is reflected in the line item "Additional paid-in capital" on the Consolidated Balance Sheets. The Company issued 224 thousand restricted shares subject to a performance metric under the 2011/2012 LTIP. The Company granted 444 thousand and 501 thousand shares subject only to a time-based vesting schedule under the 2013/2014 LTIP and 2014/2015 LTIP, respectively.
In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for fiscal years 2014, 2013 and 2012.
Note 12: Income Taxes
The components of Income (loss) from continuing operations before income taxes and equity loss from NEC TOKIN consists of (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Domestic (U.S.)	$(89,529)	$(88,939)	$(4,591)
Foreign (Outside U.S.)	33,232	14,962	3,317
Total	$(56,297)	$(73,977)	$(1,274)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The provision (benefit) for Income tax expense is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Current:
Federal	$—	$—	$(938)
State and local	35	37	49
Foreign	7,816	3,561	6,519
Total current income tax expense from continuing operations	7,851	3,598	5,630
Deferred:
Federal	(1,694)	(65)	11
State and local	406	700	(394)
Foreign	(5,081)	(952)	(4,171)
Deferred tax benefit from continuing operations	(6,369)	(317)	(4,554)
Income tax expense	$1,482	$3,281	$1,076

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Years Ended March 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Change in U.S. valuation allowance	(37.3)%	(36.6)%	(33.7)%
Taxable foreign source income	(6.0)%	(4.9)%	(30.8)%
State income taxes, net of federal taxes	(0.8)%	(1.0)%	(32.2)%
Other non-deductible expenses	(0.3)%	(0.5)%	(23.1)%
Income tax settlements	—%	—%	93.5%
Change in foreign operations valuation allowance	3.2%	6.2%	744.0%
Other effect of foreign operations	3.6%	(2.6)%	(837.2)%
Effective income tax rate	(2.6)%	(4.4)%	(84.5)%

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$173,377	$154,841
Sales allowances and inventory reserves	19,447	14,683
Tax credits	10,838	11,664
Medical and employee benefits	10,035	7,868
Stock options	4,439	3,416
Other	4,338	4,615
Total deferred tax assets before valuation allowance	222,474	197,087
Less valuation allowance	(189,276)	(169,270)
Total deferred tax assets	33,198	27,817
Deferred tax liabilities:
Depreciation and differences in basis	(13,299)	(14,629)
Amortization of intangibles and debt discounts	(7,420)	(6,978)
Non-amortized intangibles	(2,549)	(2,542)
Other	(1,682)	(72)
Total deferred tax liabilities	(24,950)	(24,221)
Net deferred tax asset	$8,248	$3,596
The following table presents the annual activities included in the deferred tax valuation allowance:

Valuation Allowance for Deferred Tax Assets
Balance at March 31, 2011	$143,216
Charge to costs and expenses	10,206
Deductions	(4,116)
Balance at March 31, 2012	149,306
Charge to costs and expenses	23,977
Deductions	(4,013)
Balance at March 31, 2013	169,270
Charge to costs and expenses	21,515
Deductions	(1,509)
Balance at March 31, 2014	$189,276
In fiscal year 2014, the valuation allowance increased $20.0 million primarily as a result of the increase in federal net operating loss carryforwards. In fiscal year 2013, the valuation allowance increased $20.0 million primarily as a result of the increase in federal net operating loss carryforwards offset by a decrease in net operating loss carryforwards in certain foreign jurisdictions. In fiscal year 2012, the valuation allowance decreased $6.1 million primarily as a result of the increase in federal net operating loss carryforwards offset by a decrease in net operating loss carryforwards in certain foreign jurisdictions. Deductions in fiscal years 2014, 2013 and 2012 resulted from expiring net operating loss carryforwards and expiring tax credits in certain U.S. state and foreign jurisdictions.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Balance at March 31, 2013	$3,596
Deferred income taxes related to continuing operations (1)	6,369
Deferred income taxes related to other comprehensive income	(1,758)
Foreign currency translation	41
Balance at March 31, 2014	$8,248
(1)     Fiscal year ended March 31, 2014 includes a federal tax expense of $1.7 million allocated to other comprehensive income.
As of March 31, 2014 and 2013, the Company's gross deferred tax assets are reduced by a valuation allowance of $189.3 million and $169.3 million, respectively. A full valuation allowance on U.S. deferred tax assets was determined to be necessary based on the existence of significant negative evidence such as a cumulative three-year loss of the U.S. consolidated group.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2014. However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
As of March 31, 2014, the Company had U.S. federal net operating loss carryforwards of $404.8 million. These U.S. federal net operating losses were incurred from 2004 through 2014 and are available to offset future federal taxable income, if any, through 2034. The Company had state net operating losses of $449.8 million, of which $3.4 million will expire in one year if unused. These state net operating losses are available to offset future state taxable income, if any, through 2034. Foreign subsidiaries, primarily in Finland, Italy, Portugal and Sweden had net operating loss carryforwards totaling $78.3 million of which $3.6 million will expire in one year if unused. The net operating losses in Portugal and Finland are available to offset future taxable income through 2018 and 2019, respectively. The net operating losses in Italy and Sweden are available indefinitely to offset future taxable income. For the U.S. there is a greater likelihood of not realizing the future tax benefits of these deferred tax assets; and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. For the foreign jurisdictions with net operating loss carryforwards, a valuation allowance has been recorded where the Company does not expect to fully realize the deferred tax assets in the future.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

At March 31, 2014, the U.S. consolidated group of companies had the following tax credit carryforwards available (amounts in thousands):

	Tax Credits ($)	Fiscal Year of Expiration
U.S. foreign tax credits	6,908	2017
U.S. research credits	533	2023
Texas franchise tax credits	3,396	2026
At March 31, 2014, unremitted earnings of the subsidiaries outside the United States were deemed to be permanently invested. The Company has $80.8 million of unremitted foreign earnings. There are no current plans to repatriate foreign earnings and no deferred tax liability was recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
At March 31, 2014, the Company had $5.7 million of unrecognized tax benefits. A reconciliation of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Beginning of fiscal year	$5,395	$6,321	$5,156
Additions for tax positions of the current year	639	35	433
Additions for tax positions of prior years	19	37	820
Reductions for tax positions of prior years	(28)	(640)	(39)
Lapse in statute of limitations	—	(358)	—
Settlements	(334)	—	(49)
End of fiscal year	$5,691	$5,395	$6,321
At March 31, 2014, $0.9 million of the $5.7 million of unrecognized income tax benefits would affect the Company's effective income tax rate, if recognized. It is reasonably possible that the total unrecognized tax benefit could decrease by $0.4 million in fiscal year 2015 related to uncertain tax positions in certain foreign jurisdictions which may settle or close.
The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. The U.S. Internal Revenue Service concluded its examinations of the Company's U.S. federal tax returns for all tax years through 2003. Because of net operating losses, the Company's U.S. federal returns for 2003 and later years will remain subject to examination until the losses are utilized. For our more significant foreign locations, we are subject to income tax examinations for the years 2008 and forward in Mexico and Portugal; and 2010 and forward in China, and Italy. The Company recognizes potential accrued interest and penalties related to unrecognized income tax benefits within its global operations in income tax expense. The Company had $0.4 million and $0.3 million of accrued interest and penalties respectively at March 31, 2014 and March 31, 2013, which is included as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands)

	March 31,
	2014	2013
Accounts receivable:
Trade	$123,607	$112,292
Allowance for doubtful accounts	(1,401)	(1,255)
Ship-from-stock and debit	(18,041)	(14,116)
Returns	(2,993)	(1,421)
Rebates	(1,035)	(1,071)
Price protection	(125)	(376)
Other	(1,065)	(279)
	$98,947	$93,774
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

Balance at March 31, 2011	$17,335
Charged to operations	71,462
Write-offs	(71,237)
Other	(97)
Balance at March 31, 2012	17,463
Charged to operations	82,738
Write-offs	(81,621)
Other	(62)
Balance at March 31, 2013	18,518
Charged to operations	89,909
Write-offs	(83,911)
Other	144
Balance at March 31, 2014	$24,660

	March 31,
	2014	2013
Inventories:
Raw materials and supplies	$90,968	$84,149
Work in process	61,310	64,498
Finished goods	62,522	68,705
	214,800	217,352
Inventory reserves	(26,826)	(18,464)
	$187,974	$198,888

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

The following table presents the annual activities included in the inventory reserves:

Balance at March 31, 2011	$15,464
Costs charged to expense	9,941
Write-offs	(8,253)
Other	(8)
Balance at March 31, 2012	17,144
Costs charged to expense	3,145
Write-offs	(1,488)
Other	(337)
Balance at March 31, 2013	18,464
Costs charged to expense	10,638
Write-offs	(2,672)
Other	396
Balance at March 31, 2014	$26,826

	Useful life (years)	March 31,
		2014	2013
Property, plant and equipment:
Land and land improvements	20	$25,965	$25,824
Buildings	20 - 40	163,062	145,977
Machinery and equipment	10	824,878	809,885
Furniture and fixtures	4 - 10	69,676	62,071
Construction in progress		14,754	31,323
Total property and equipment		1,098,335	1,075,080
Accumulated depreciation		(805,687)	(771,398)
		$292,648	$303,682

	March 31,
	2014	2013
Accrued expenses:
Salaries, wages, and related employee costs	$23,596	$20,971
Deferred acquisition payments	19,153	22,135
Vacation	10,570	12,582
Interest	15,735	15,628
Restructuring	6,217	13,871
Other	1,197	7,991
	$76,468	$93,178

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

	March 31,
	2014	2013
Other non-current obligations:
Deferred acquisition payments	$—	$17,585
Pension plans	32,852	30,355
Employee separation liability	15,419	14,322
Deferred construction costs	—	2,476
Restructuring	—	205
Other	7,593	4,079
	$55,864	$69,022

	Fiscal Years Ended March 31,
	2014	2013	2012
Other (income) expense, net:
Net foreign exchange (gains) losses	$(304)	$(28)	$919
Miscellaneous non-product income	—	(465)	—
Other	(2,377)	(1,802)	46
	$(2,681)	$(2,295)	$965
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Income/Loss Per Share (Continued)

The following table presents the basic and diluted weighted-average number of shares of common stock (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2014	2013	2012
Numerator
Loss from continuing operations	$(64,869)	$(78,512)	$(2,350)
Income (loss) from discontinued operations	(3,634)	(3,670)	9,042
Net income (loss)	$(68,503)	$(82,182)	$6,692
Denominator:
Weighted-average common shares outstanding:
Basic	45,102	44,897	43,285
Assumed conversion of employee stock options	—	—	281
Assumed conversion of Platinum Warrant	—	—	8,754
Weighted-average shares outstanding (diluted)	45,102	44,897	52,320
Net income (loss) per basic share:
Loss from continuing operations	$(1.44)	$(1.75)	$(0.05)
Income (loss) from discontinued operations	$(0.08)	$(0.08)	$0.21
Net income (loss)	$(1.52)	$(1.83)	$0.16
Net income (loss) per diluted share:
Loss from continuing operations	$(1.44)	$(1.75)	$(0.04)
Income (loss) from discontinued operations	$(0.08)	$(0.08)	$0.17
Net income (loss)	$(1.52)	$(1.83)	$0.13
Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Assumed conversion of employee stock options	1,761	1,996	860
Assumed conversion of Platinum Warrant	6,704	6,836	—
Note 15: Commitments and Contingencies
The Company's leases are primarily for distribution facilities or sales offices that expire principally between 2014 and 2023. A number of leases require the Company to pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were $9.9 million, $10.1 million and $9.8 million in fiscal years 2014, 2013, and 2012, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Commitments and Contingencies (Continued)

Future minimum lease payments over the next five fiscal years and thereafter under non-cancellable operating leases at March 31, 2014, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2016	2017	2018	2019	Thereafter
Minimum lease payments	$8,734	$5,379	$2,805	$2,248	$1,347	$1,863
Sublease rental income	(252)	(21)	—	—	—	—
Net minimum lease payments	$8,482	$5,358	$2,805	$2,248	$1,347	$1,863
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
Note 16: Quarterly Results of Operations (Unaudited)
The following table sets forth certain quarterly information for fiscal years 2014 and 2013. This information, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein (amounts in thousands except per share data):

	Fiscal Year 2014 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$202,057	$208,449	$207,339	$215,821
Operating income (loss)(1)	(18,212)	1,585	3,623	(5,207)
Loss from continuing operations	(33,630)	(11,945)	(4,744)	(14,550)
Income (loss) from discontinued operations	(1,510)	(1,151)	(1,076)	103
Net loss	(35,140)	(13,096)	(5,820)	(14,447)
Net loss per basic share:
Loss from continuing operations	$(0.75)	$(0.26)	$(0.11)	$(0.32)
Loss from discontinued operations	$(0.03)	$(0.03)	$(0.02)	$—
Net loss	$(0.78)	$(0.29)	$(0.13)	$(0.32)
Net loss per diluted share:
Loss from continuing operations	$(0.75)	$(0.26)	$(0.11)	$(0.32)
Loss from discontinued operations	$(0.03)	$(0.03)	$(0.02)	$—
Net loss	$(0.78)	$(0.29)	$(0.13)	$(0.32)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 16: Quarterly Results of Operations (Unaudited)

	Fiscal Year 2013 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$215,500	$211,165	$197,697	$199,539
Operating loss(1)	(4,323)	(12,872)	(3,437)	(14,448)
Loss from continuing operations	(17,997)	(23,642)	(13,169)	(23,704)
Income (loss) from discontinued operations	243	(1,278)	(1,088)	(1,547)
Net loss	(17,754)	(24,920)	(14,257)	(25,251)
Net income (loss) per basic share:
Loss from continuing operations	$(0.40)	$(0.53)	$(0.29)	$(0.53)
Income (loss) from discontinued operations	$—	$(0.03)	$(0.03)	$(0.03)
Net loss	$(0.40)	$(0.56)	$(0.32)	$(0.56)
Net loss per diluted share:
Loss from continuing operations	$(0.40)	$(0.53)	$(0.29)	$(0.53)
Loss from discontinued operations	$—	$(0.03)	$(0.03)	$(0.03)
Net loss	$(0.40)	$(0.56)	$(0.32)	$(0.56)
_______________________________________________________________________________

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
Condensed consolidating financial statements for the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$616	$22,200	$35,113	$—	$57,929
Accounts receivable, net	—	49,462	49,485	—	98,947
Intercompany receivable	318,582	329,211	203,018	(850,811)	—
Inventories, net	—	119,340	68,634	—	187,974
Prepaid expenses and other	3,146	15,286	21,380	(2,941)	36,871
Deferred income taxes	—	1,022	5,673	—	6,695
Current assets of discontinued operations	—	—	12,160	—	12,160
Total current assets	322,344	536,521	395,463	(853,752)	400,576
Property and equipment, net	329	104,874	187,445	—	292,648
Investments in NEC TOKIN	—	46,419	—	—	46,419
Investments in subsidiaries	402,090	424,386	30,285	(856,761)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	28,380	8,804	—	37,184
Restricted cash	—	13,512	—	—	13,512
Deferred income taxes	—	1,010	5,768	—	6,778
Other assets	5,415	3,895	820	—	10,130
Noncurrent assets of discontinued operations	—	—	836	—	836
Long-term intercompany receivable	81,746	60,663	2,801	(145,210)	—
Total assets	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,988	$—	$1,309	$—	$7,297
Accounts payable, trade	84	36,579	38,155	—	74,818
Intercompany payable	176,624	570,535	103,652	(850,811)	—
Accrued expenses	34,236	13,698	28,534	—	76,468
Income taxes payable	—	2,909	1,012	(2,941)	980
Current liabilities of discontinued operations	—	—	7,269	—	7,269
Total current liabilities	216,932	623,721	179,931	(853,752)	166,832
Long-term debt, less current portion	372,251	6,449	12,592	—	391,292
Other non-current obligations	857	3,311	51,696	—	55,864
Deferred income taxes	—	3,258	1,945	—	5,203
Noncurrent liabilities of discontinued operations	—	—	2,592	—	2,592
Long-term intercompany payable	—	81,747	63,463	(145,210)	—
Stockholders' equity	221,884	536,758	320,003	(856,761)	221,884
Total liabilities and stockholders' equity	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,202	$52,056	$26,720	$—	$95,978
Accounts receivable, net	—	42,051	51,723	—	93,774
Intercompany receivable	287,513	251,524	150,376	(689,413)	—
Inventories, net	—	126,286	72,602	—	198,888
Prepaid expenses and other	3,186	13,564	27,303	(2,952)	41,101
Deferred income taxes	—	578	3,589	—	4,167
Current assets of discontinued operations	—	—	9,517	—	9,517
Total current assets	307,901	486,059	341,830	(692,365)	443,425
Property and equipment, net	361	111,584	191,737	—	303,682
Investments in NEC TOKIN	—	52,738	—	—	52,738
Investment in subsidiaries	423,695	424,386	10,750	(858,831)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	29,763	8,883	—	38,646
Restricted cash	—	17,397	—	—	17,397
Deferred income taxes	—	1,500	6,494	—	7,994
Other assets	6,741	3,173	235	—	10,149
Noncurrent assets of discontinued operations	—	—	1,976	—	1,976
Long-term intercompany receivable	75,919	56,338	2,800	(135,057)	—
Total assets	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,561	$16	$1,216	$—	$10,793
Accounts payable, trade	61	37,444	33,269	—	70,774
Intercompany payable	100,947	481,707	106,759	(689,413)	—
Accrued expenses	37,490	19,615	36,073	—	93,178
Income taxes payable	—	3,046	980	(2,952)	1,074
Current liabilities of discontinued operations	—	—	5,661	—	5,661
Total current liabilities	148,059	541,828	183,958	(692,365)	181,480
Long-term debt, less current portion	372,157	—	550	—	372,707
Other non-current obligations	17,485	3,899	47,638	—	69,022
Deferred income taxes	—	2,808	5,734	—	8,542
Noncurrent liabilities of discontinued operations	—	—	2,924	—	2,924
Long-term intercompany payable	—	75,919	59,138	(135,057)	—
Stockholders' equity	276,916	594,068	264,763	(858,831)	276,916
Total liabilities and stockholders' equity	$814,617	$1,218,522	$564,705	$(1,686,253)	$911,591

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$218	$966,369	$817,945	$(950,866)	$833,666
Operating costs and expenses:
Cost of sales	1,336	878,308	729,105	(895,824)	712,925
Selling, general and administrative expenses	41,359	61,896	47,643	(55,042)	95,856
Research and development	229	16,849	7,388	—	24,466
Restructuring charges	—	2,858	11,264	—	14,122
Write down of long-lived assets	—	1,118	3,358	—	4,476
Net (gain) loss on sales and disposals of assets	—	(625)	657	—	32
Net (gain) loss on intercompany asset transfer	—	14,564	(14,564)	—	—
Total operating costs and expenses	42,924	974,968	784,851	(950,866)	851,877
Operating income (loss)	(42,706)	(8,599)	33,094	—	(18,211)
Interest income	(12)	(4)	(179)	—	(195)
Interest expense	40,069	1,130	(237)	—	40,962
Other (income) expense, net	(40,642)	36,741	1,220	—	(2,681)
Equity in earnings of subsidiaries	26,332	—	—	(26,332)	—
Income (loss) from continuing operations before income taxes and equity income from NEC TOKIN	(68,453)	(46,466)	32,290	26,332	(56,297)
Income tax expense (benefit)	—	(1,302)	2,784	—	1,482
Income (loss) from continuing operations before equity income from NEC TOKIN	(68,453)	(45,164)	29,506	26,332	(57,779)
Equity loss from NEC TOKIN	—	(7,090)	—	—	(7,090)
Income (loss) from continuing operations	(68,453)	(52,254)	29,506	26,332	(64,869)
Loss from discontinued operations	(50)	(1,195)	(2,389)	—	(3,634)
Net income (loss)	$(68,503)	$(53,449)	$27,117	$26,332	$(68,503)
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2014

Comprehensive income (loss)	$(62,676)	$(57,309)	$35,640	$26,332	$(58,013)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$905,755	$843,938	$(925,790)	$823,903
Operating costs and expenses:
Cost of sales	2,003	823,170	754,783	(882,880)	697,076
Selling, general and administrative expenses	30,838	68,711	50,981	(42,910)	107,620
Research and development	190	20,028	6,658	—	26,876
Restructuring charges	—	7,266	11,453	—	18,719
Write down of long-lived assets	—	438	7,144	—	7,582
Goodwill impairment	—	1,092	—	—	1,092
Net (gain) loss on sales and disposals of assets	3	98	(83)	—	18
Total operating costs and expenses	33,034	920,803	830,936	(925,790)	858,983
Operating income (loss)	(33,034)	(15,048)	13,002	—	(35,080)
Interest income	(24)	(43)	(72)	—	(139)
Interest expense	40,651	972	(292)	—	41,331
Other (income) expense, net	(27,233)	27,623	(2,685)	—	(2,295)
Equity in earnings of subsidiaries	35,754	—	—	(35,754)	—
Income (loss) from continuing operations before income taxes and equity income from NEC TOKIN	(82,182)	(43,600)	16,051	35,754	(73,977)
Income tax expense	—	636	2,645	—	3,281
Income (loss) from continuing operations before equity income from NEC TOKIN	(82,182)	(44,236)	13,406	35,754	(77,258)
Equity loss from NEC TOKIN	—	(1,254)	—	—	(1,254)
Income (loss) from continuing operations	(82,182)	(45,490)	13,406	35,754	(78,512)
Loss from discontinued operations	—	—	(3,670)	—	(3,670)
Net income (loss)	$(82,182)	$(45,490)	$9,736	$35,754	$(82,182)
Condensed Consolidating Statements of Comprehensive Loss
Fiscal Year Ended March 31, 2013

Comprehensive income (loss)	$(85,449)	$(43,519)	$6,706	$35,754	$(86,508)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$938,525	$883,385	$(897,858)	$924,052
Operating costs and expenses:
Cost of sales	799	799,659	804,464	(873,610)	731,312
Selling, general and administrative expenses	30,741	60,872	39,783	(24,862)	106,534
Research and development	—	21,283	6,482	—	27,765
Restructuring charges	—	2,255	11,999	—	14,254
Write down of long-lived assets	—	—	15,786	—	15,786
Net (gain) loss on sales and disposals of assets	—	384	(66)	—	318
Total operating costs and expenses	31,540	884,453	878,448	(898,472)	895,969
Operating income (loss)	(31,540)	54,072	4,937	614	28,083
Interest income	(12)	(58)	(105)	—	(175)
Interest expense	27,375	459	733	—	28,567
Other (income) expense, net	(29,947)	32,127	(986)	(229)	965
Equity in earnings of subsidiaries	(34,456)	—	—	34,456	—
Income (loss) from continuing operations before income taxes	5,500	21,544	5,295	(33,613)	(1,274)
Income tax expense (benefit)	(1,192)	(80)	2,348	—	1,076
Income (loss) from continuing operations	6,692	21,624	2,947	(33,613)	(2,350)
Income from discontinued operations	—	—	9,042	—	9,042
Net income	$6,692	$21,624	$11,989	$(33,613)	$6,692
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2012

Comprehensive income (loss)	$1,646	$20,641	$7,483	$(33,613)	$(3,843)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$7,724	$(26,984)	$12,514	$—	$(6,746)
Investing activities:
Capital expenditures	—	(13,348)	(18,799)	—	(32,147)
Change in restricted cash	—	4,047	—	—	4,047
Proceeds from sale of assets	—	996	1,851	—	2,847
Net cash used in investing activities	—	(8,305)	(16,948)	—	(25,253)
Financing activities:
Proceeds from revolving line of credit	—	9,000	12,000	—	21,000
Payments of revolving line of credit	—	(2,551)	—	—	(2,551)
Deferred acquisition payments	(20,977)	(1,000)	—	—	(21,977)
Payments of long-term debt	(3,583)	(16)	—	—	(3,599)
Proceeds from exercise of stock options	250	—	—	—	250
Net cash provided by (used in) financing activities	(24,310)	5,433	12,000	—	(6,877)
Net increase (decrease) in cash and cash equivalents	(16,586)	(29,856)	7,566	—	(38,876)
Effect of foreign currency fluctuations on cash	—	—	827	—	827
Cash and cash equivalents at beginning of fiscal year	17,202	52,056	26,720	—	95,978
Cash and cash equivalents at end of fiscal year	$616	$22,200	$35,113	$—	$57,929

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(14,492)	$(43,099)	$34,764	$—	$(22,827)
Investing activities:
Capital expenditures	—	(15,841)	(30,333)	—	(46,174)
Investment in NEC TOKIN (excludes non cash investment)	—	(50,917)	—	—	(50,917)
Change in restricted cash	—	(15,284)	—	—	(15,284)
Proceeds from sale of assets	—	—	398	—	398
Net cash used in investing activities	—	(82,042)	(29,935)	—	(111,977)
Financing activities:
Proceeds from issuance of debt	39,825	—	—	—	39,825
Deferred acquisition payments	(15,900)	(1,000)	—	—	(16,900)
Payment of long-term debt	—	(8)	(1,901)	—	(1,909)
Debt issuance costs	(275)	—	—	—	(275)
Proceeds from exercise of stock options	111	—	—	—	111
Net cash provided by (used in) financing activities	23,761	(1,008)	(1,901)	—	20,852
Net increase (decrease) in cash and cash equivalents	9,269	(126,149)	2,928	—	(113,952)
Effect of foreign currency fluctuations on cash	—	—	(591)	—	(591)
Cash and cash equivalents at beginning of fiscal year	7,933	178,205	24,383	—	210,521
Cash and cash equivalents at end of fiscal year	$17,202	$52,056	$26,720	$—	$95,978

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(71,930)	$124,591	$28,069	$—	$80,730
Investing activities:
Capital expenditures	—	(23,099)	(26,215)	—	(49,314)
Acquisitions net of cash received	—	(42,613)	—	—	(42,613)
Proceeds from sale of assets	—	—	74	—	74
Net cash used in investing activities	—	(65,712)	(26,141)	—	(91,853)
Financing activities:
Proceeds from issuance of debt	116,050	—	—	—	116,050
Payments of long-term debt	(40,581)	—	—	—	(40,581)
Net (payments) borrowings under other credit facilities	—	—	(3,154)	—	(3,154)
Debt issuance costs	(2,313)	—	—	—	(2,313)
Proceeds from exercise of stock options	290	—	—	—	290
Net cash provided by (used in) financing activities	73,446	—	(3,154)	—	70,292
Net increase (decrease) in cash and cash equivalents	1,516	58,879	(1,226)	—	59,169
Effect of foreign currency fluctuations on cash	—	—	(699)	—	(699)
Cash and cash equivalents at beginning of fiscal year	6,417	119,326	26,308	—	152,051
Cash and cash equivalents at end of fiscal year	$7,933	$178,205	$24,383	$—	$210,521
Note 18: Subsequent Events
On April 30, 2014, KEMET Electronics Corporation (“KEC”) and its subsidiaries KEMET Foil Manufacturing, LLC (“KEMET Foil”), Blue Powder as “U.S. Borrowers,” and KEMET Electronics Marketing (S) PTE LTD. (“KEMET Singapore”), and, together with U.S. Borrowers, collectively, “Existing Borrowers,” entered into Amendment No. 5 to Loan and Security Agreement and Joinder (“Amendment“) with Bank of America, N.A., as agent for the Lenders, which amends the Loan and Security Agreement dated as of September 30, 2010 (as amended by the Consolidated Amendment to Loan and Security Agreement dated July 8, 2013, the principal terms of which were disclosed in the Registrant's Form 10-Q for the quarterly period ended June 30, 2013) (the “Loan Agreement”). In connection with and as part of the Amendment, Existing Borrowers also entered into a Second Amended and Restated Revolver Note. The Loan Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC, KEMET Foil, and KEMET Blue are the borrowers) and a Singapore facility (for which KEMET Singapore is the borrower). The principal features of the Amendment are included in the description of the revolving line of credit within Note 2 "Debt".

On April 30, 2014, KEMET completed the sale of its machinery division which had historically been included within Film and Electrolytic.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)

Date: May 30, 2014	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr. Executive Vice President and Chief Financial Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 30, 2014	/s/ PER-OLOF LÖÖF
Per-Olof Lööf Chief Executive Officer and Director (Principal Executive Officer)

Date: May 30, 2014	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr. Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 30, 2014	/s/ FRANK G. BRANDENBERG
Frank G. Brandenberg Chairman and Director

Date: May 30, 2014	/s/ DR. WILFRIED BACKES
Dr. Wilfried Backes Director

Date: May 30, 2014	/s/ GURMINDER S. BEDI
Gurminder S. Bedi Director

Date: May 30, 2014	/s/ JOSEPH V. BORRUSO
Joseph V. Borruso Director

Date: May 30, 2014	/s/ JACOB KOZUBEI
Jacob Kozubei Director

Date: May 30, 2014	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II Director

Date: May 30, 2014	/s/ ROBERT G. PAUL
Robert G. Paul Director