Form 10-Q
period 2014-06-30
KEMET CORP
filed 2014-08-01
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 30, 2014 was 45,402,915.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended June 30, 2014

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,422	$57,929
Accounts receivable, net	100,551	98,947
Inventories, net	189,405	187,974
Prepaid expenses and other	41,886	36,871
Deferred income taxes	6,664	6,695
Current assets of discontinued operations	—	12,160
Total current assets	396,928	400,576
Property, plant and equipment, net of accumulated depreciation of $810,224 and $805,687 as of June 30, 2014 and March 31, 2014, respectively	290,572	292,648
Goodwill	35,584	35,584
Intangible assets, net	36,567	37,184
Investment in NEC TOKIN	45,235	46,419
Restricted cash	13,210	13,512
Deferred income taxes	6,659	6,778
Other assets	13,888	10,130
Non-current assets of discontinued operations	—	836
Total assets	$838,643	$843,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,410	$7,297
Accounts payable	83,623	74,818
Accrued expenses	70,372	76,468
Income taxes payable and deferred income taxes	612	980
Current liabilities of discontinued operations	—	7,269
Total current liabilities	182,017	166,832
Long-term debt, less current portion	376,427	391,292
Other non-current obligations	55,978	55,864
Deferred income taxes	5,970	5,203
Non-current liabilities of discontinued operations	—	2,592
Stockholders’ equity:
Preferred stock, par value $0.10, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at June 30, 2014 and March 31, 2014	465	465
Additional paid-in capital	461,216	465,027
Retained deficit	(235,278)	(231,738)
Accumulated other comprehensive income	17,583	18,184
Treasury stock, at cost (1,140 and 1,301 shares at June 30, 2014 and March 31, 2014, respectively)	(25,735)	(30,054)
Total stockholders’ equity	218,251	221,884
Total liabilities and stockholders’ equity	$838,643	$843,667

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,
	2014	2013
Net sales	$212,881	$202,057
Operating costs and expenses:
Cost of sales	179,924	183,513
Selling, general and administrative expenses	24,779	26,080
Research and development	6,589	6,066
Restructuring charges	1,830	4,610
Net loss on sales and disposals of assets	365	—
Total operating costs and expenses	213,487	220,269
Operating loss	(606)	(18,212)
Non-operating (income) expense:
Interest income	(3)	(164)
Interest expense	10,456	10,034
Other (income) expense, net	(3,533)	355
Loss from continuing operations before income taxes and equity loss from NEC TOKIN	(7,526)	(28,437)
Income tax expense	1,282	1,816
Loss from continuing operations before equity loss from NEC TOKIN	(8,808)	(30,253)
Equity loss from NEC TOKIN	(1,675)	(3,377)
Loss from continuing operations	(10,483)	(33,630)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $918 and $(236), respectively	6,943	(1,510)
Net loss	$(3,540)	$(35,140)
Net income (loss) per basic share:
Loss from continuing operations	$(0.23)	$(0.75)
Income (loss) from discontinued operations	$0.15	$(0.03)
Net loss	$(0.08)	$(0.78)

Net income (loss) per diluted share:
Loss from continuing operations	$(0.23)	$(0.75)
Income (loss) from discontinued operations	$0.15	$(0.03)
Net loss	$(0.08)	$(0.78)

Weighted-average shares outstanding:
Basic	45,274	45,022
Diluted	45,274	45,022

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2014	2013
Net loss	$(3,540)	$(35,140)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(1,100)	2,272
Defined benefit pension plans, net of tax impact	60	175
Post-retirement plan adjustments	(52)	(70)
Equity interest in investee’s other comprehensive income (loss)	491	(651)
Other comprehensive income (loss)	(601)	1,726
Total comprehensive loss	$(4,141)	$(33,414)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2014	2013
Net loss	$(3,540)	$(35,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(7,374)	—
Net cash used in operating activities of discontinued operations	(905)	(2,845)
Depreciation and amortization	10,797	13,639
Equity loss from NEC TOKIN	1,675	3,377
Amortization of debt discount and debt issuance costs	665	1,014
Stock-based compensation expense	994	969
Long-term receivable write down	59	1,444
Change in value of NEC TOKIN options	(4,100)	—
Net loss on sales and disposals of assets	365	—
Pension and other post-retirement benefits	8	(42)
Change in deferred income taxes	156	(241)
Change in operating assets	(6,887)	(12,108)
Change in operating liabilities	(2,974)	2,613
Other	(1,084)	(311)
Net cash used in operating activities	(12,145)	(27,631)
Investing activities:
Capital expenditures	(5,182)	(15,481)
Proceeds from sale of assets	2,446	—
Change in restricted cash	302	1,591
Proceeds from sale of discontinued operations	10,125	—
Net cash provided by (used in) investing activities	7,691	(13,890)
Financing activities:
Proceeds from revolving line of credit	7,500	—
Deferred acquisition payments	(296)	(1,204)
Payments of long-term debt	(2,205)	(306)
Proceeds from exercise of stock options	11	19
Net cash provided by (used in) financing activities	5,010	(1,491)
Net increase (decrease) in cash and cash equivalents	556	(43,012)
Effect of foreign currency fluctuations on cash	(63)	189
Cash and cash equivalents at beginning of fiscal period	57,929	95,978
Cash and cash equivalents at end of fiscal period	$58,422	$53,155

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2014 (the “Company’s 2014 Annual Report”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company’s significant accounting policies are presented in the Company’s 2014 Annual Report.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company's fiscal year that begins on April 1, 2017 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early adoption is prohibited.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Restricted Cash

As discussed in Note 3, Debt, the Company received a $24.0 million prepayment from an original equipment manufacturer (“OEM”) and, through June 30, 2014, utilized $13.0 million for the purchase of manufacturing equipment. The remaining proceeds of $11.0 million are classified as restricted cash at June 30, 2014.

A bank guarantee in the amount of €1.5 million ($2.0 million) was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax (“VAT”) registration in The Netherlands. Accordingly, a deposit was placed with the European bank for €1.7 million ($2.3 million). While the deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit, the deposit is pledged to the European bank, and the bank can use the funds if a valid claim against the bank guarantee is made. The bank guarantee will remain valid until it is discharged by the beneficiary.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and March 31, 2014 are as follows (amounts in thousands):

	Carrying Value June 30,	Fair Value June 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2 (2)	Level 3	2014	2014	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$725	$725	$725	$—	$—	$714	$714	$714	$—	$—
Total debt	403,837	416,847	375,413	41,434	—	398,589	409,284	371,863	37,421	—
NEC TOKIN options, net (3)	7,700	7,700	—	—	7,700	3,600	3,600	—	—	3,600
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

(3)	See Note 6, Investment in NEC TOKIN, for a description of the NEC TOKIN options. The value of the options is interrelated and depends on the enterprise value of NEC TOKIN Corporation and its forecasted EBITDA over the duration of the instruments. Therefore, the options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousand):

March 31, 2014	$3,600
Change in value of NEC TOKIN options	4,100
June 30, 2014	$7,700

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2014	March 31, 2014
Raw materials and supplies	$90,524	$90,968
Work in process	57,768	61,310
Finished goods	62,594	62,522
	210,886	214,800
Inventory reserves (1)	(21,481)	(26,826)
	$189,405	$187,974
___________________

(1)
During the three month period ended June 30, 2013, the Company recorded a $3.9 million reserve for inventory held by a third party. In the quarter ended June 30, 2014 this $3.9 million was written off.

Warrant

As of June 30, 2014 and March 31, 2014, 8.4 million shares were subject to the warrant held by K Equity, LLC.

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
KEMET's SFSD program provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a pre-approved case-by-case basis, to adjust their purchased inventory cost to correspond with current market demand. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative and apply only to a specific customer, part, specified special price amount, specified quantity, and is only valid for a specific period of time. To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.
Most of the Company's distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, does not exceed 6% of their purchases from the previous fiscal quarter. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Condensed Consolidated Balance Sheets. The Company also offers volume based rebates.
The establishment of sales allowances is recognized as a component of the line item "Net sales" on the Condensed Consolidated Statements of Operations, while the associated reserves are included in the line item "Accounts receivable, net" on the Condensed Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company's estimates.
The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were 1.0% or less for the quarters ended June 30, 2014 and 2013. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Discontinued Operations
The Film and Electrolytic Business group completed the sale of its Machinery division in April, 2014, which resulted in a $7.4 million net gain on sale of the business (after income tax expense) offset by a loss from machinery operations of $0.4 million during the first quarter of fiscal year 2015 resulting in a net gain on discontinued operations of $6.9 million.

Net sales and net operating loss from the Company’s discontinued operation for the quarters ended June 30, 2014 and 2013 were (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Net sales	$104	$666
Operating loss	(431)	(1,746)

Note 3. Debt

A summary of debt is as follows (amounts in thousands):

	June 30, 2014	March 31, 2014
10.5% Senior Notes, net of premium of $2,977 and $3,144 as of June 30, 2014 and March 31, 2014, respectively	$357,977	$358,144
Advanced payment from OEM, net of discount of $203 and $323 as of June 30, 2014 and March 31, 2014, respectively	19,324	20,095
Revolving line of credit	25,949	18,449
Other	587	1,901
Total debt	403,837	398,589
Current maturities	(27,410)	(7,297)
Total long-term debt	$376,427	$391,292

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2014 and 2013, consists of the following (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Contractual interest expense	$9,752	$9,021
Amortization of debt issuance costs	425	425
Amortization of debt (premium) discount	(47)	62
Imputed interest on acquisition related obligations	287	526
Interest expense on capital lease	39	—
Total interest expense	$10,456	$10,034

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

On September 24, 2013, the Company borrowed $9.0 million from the revolving line of credit at a rate of 5.75% (Base Rate, as defined in the Loan and Security Agreement, plus 2.5%).  As this is a base rate borrowing, there is not a specific repayment date and the amount can be repaid at any time prior to the expiration of the facility.  On September 27, 2013, the Company borrowed an additional $12.0 million from the revolving line of credit at a rate of 4.0% (London Interbank Offer Rate (“LIBOR”) plus 3.75% based upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis).  The term on this borrowing was originally 31 days with total interest and principal payable at maturity on

October 28, 2013, however, it has been extended monthly and is currently due on August 26, 2014.  On June 27, 2014, the Company borrowed an additional $7.5 million, which was repaid subsequent to June 30, 2014.  These were the only borrowings under the revolving line of credit and $25.9 million remained outstanding as of June 30, 2014 after the Company made repayments totaling $2.6 million. As of June 30, 2014, the Company's available borrowing capacity under the Loan and Security Agreement was $0.6 million (after $16.0 million used for letters of credit as described below).

As described below in the section titled "Advanced Payment from OEM", a standby letter of credit for $16 million was delivered to the OEM on October 8, 2012. In fiscal year 2014, the Company issued two letters of credit for €1.1 million ($1.5 million) and €0.7 million ($0.9 million) related to the construction of the new manufacturing location in Italy which were canceled in February 2014 and April 2014, respectively. Outstanding letters of credit reduced the Company's availability under the Loan and Security Agreement.

Advanced Payment from OEM

On August 28, 2012, the Company entered into and amended an agreement (the “Agreement”) with an OEM, pursuant to which the OEM agreed to advance the Company $24.0 million (the “Advance Payment”).  As of June 30, 2014 and March 31, 2014, the Company had $19.5 million and $20.4 million, respectively, outstanding due to the OEM.  On a monthly basis starting in June 2013, the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM used to repay the Advance Payment will double, not to exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period; and,(2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET’s price within 110% of the third-party price.  In June 2015, the outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, the Company delivered to the OEM an irrevocable standby Letter of Credit in the amount of $16.0 million on October 8, 2012; and, on October 22, 2012, the Company received the Advance Payment from the OEM.

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

10.5% Senior Notes

As of June 30, 2014 and March 31, 2014, the Company had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).  The Company had interest payable related to the 10.5% Senior Notes included in the line “Accrued expenses” on its Condensed Consolidated balance sheets of $6.2 million and $15.5 million at June 30, 2014 and March 31, 2014, respectively.

Note 4. Restructuring Charges

The Company is in the process of a restructuring plan to make the Company more competitive by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company.

A summary of the expenses aggregated on the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended June 30, 2014 and 2013, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Manufacturing relocation costs	$1,684	$475
Personnel reduction costs	146	4,135
Total restructuring charges	$1,830	$4,610

Quarter Ended June 30, 2014

The Company incurred $1.8 million in restructuring charges in the quarter ended June 30, 2014 including $0.1 million of personnel reduction costs due to a reduction in overhead in Europe and $1.7 million of manufacturing relocation costs primarily due to the shut-down of the Tantalum production line in Evora, Portugal.

Quarter Ended June 30, 2013

The Company incurred $4.6 million in restructuring charges in the quarter ended June 30, 2013 including $4.1 million related to personnel reduction costs which is primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.1 million related to the reduction of the solid capacitor production workforce in Mexico, $0.7 million related to the Company’s initiative to reduce overhead and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.  The additional expense related to CIGS is as a result of an agreement with the labor union which allowed the Company to place up to 170 employees, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a maximum of 12 months during the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program and upon termination of the plan, the affected employees return to work.

In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $0.5 million due to the consolidation of manufacturing facilities within Italy and relocation of manufacturing equipment to Evora, Portugal.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters ended June 30, 2014 and 2013 are as follows (amounts in thousands):

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$6,217	$—	$13,509	$567
Costs charged to expense	146	1,684	4,135	475
Costs paid or settled	(2,924)	(1,684)	(8,869)	(1,042)
Change in foreign exchange	(55)	—	172	—
End of period	$3,384	$—	$8,947	$—

Note 5. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) for the quarters ended June 30, 2014 and 2013 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at March 31, 2014	$23,335	$(7,386)	$1,464	$771	$18,184
Other comprehensive income (loss) before reclassifications	(1,100)	—	—	491	(609)
Amounts reclassified out of AOCI	—	60	(52)	—	8
Other comprehensive income (loss)	(1,100)	60	(52)	491	(601)
Balance at June 30, 2014	$22,235	$(7,326)	$1,412	$1,262	$17,583

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at March 31, 2013	$13,538	$(7,662)	$1,818	$—	$7,694
Other comprehensive income (loss) before reclassifications	2,272	—	—	(651)	1,621
Amounts reclassified out of AOCI	—	175	(70)	—	105
Other comprehensive income (loss)	2,272	175	(70)	(651)	1,726
Balance at June 30, 2013	15,810	$(7,487)	$1,748	$(651)	$9,420
___________________

(1)
Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during three month periods ended June 30, 2014 and 2013.

(2)	Ending balance is net of tax of $2.2 million and $2.3 million as of June 30, 2014 and June 30, 2013, respectively.

Note 6. Investment in NEC TOKIN

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

Concurrent with execution of the Stock Purchase Agreement and the Stockholders’ Agreement, KEC entered into an Option Agreement (the “Option Agreement”) with NEC whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN’s common stock (the “First Call Option”) by providing notice of the First

Call Option between the Initial Closing and August 31, 2014. Upon providing such notice, but not before August 1, 2014, KEC may also exercise an option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC (the “Second Call Option”) by providing notice of the Second Call Option by May 31, 2018. From August 1, 2014 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC. However, NEC may only exercise this right (the “Put Option”) from August 1, 2014 through April 1, 2016 if NEC TOKIN achieves certain financial performance measures. The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NEC TOKIN’s debt obligation to NEC which KEC will assume. The determination of the purchase price will be modified in the event there is a disagreement between NEC and KEC under the Stockholders’ Agreement. In the event the Put Option is exercised, NEC will be required to maintain in place the outstanding debt obligation owed by NEC TOKIN to NEC.  The Company has marked these options to fair value and in the quarter ended June 30, 2014 recognized a $4.1 million gain which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations. The value included for the options in the line item “Other assets” on the Condensed Consolidated Balance Sheets as of June 30, 2014, is $7.7 million.

Summarized financial information for NEC TOKIN follows (amounts in thousands):

	June 30, 2014	March 31, 2014
Current assets	$239,025	$245,709
Non-current assets	311,389	302,161
Current liabilities	128,076	120,929
Non-current liabilities	358,014	360,908

	Quarters Ended June 30,
	2014	2013
Sales	$122,408	$123,192
Gross profit	26,678	18,300
Net loss	(3,154)	(8,729)

A reconciliation between NEC TOKIN's net loss and KEMET's equity investment loss follows (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
NEC TOKIN net loss	(3,154)	(8,729)
KEMET's equity ownership %	34%	34%
Equity loss from NEC TOKIN before Adjustments	(1,072)	(2,968)

Adjustments:
Amortization and depreciation	(603)	(409)
Equity loss from NEC TOKIN	$(1,675)	$(3,377)

A reconciliation between NEC TOKIN's net assets and KEMET's investment in NEC TOKIN balance follows (amounts in thousands):

	June 30, 2014	March 31, 2014
Investment in NEC TOKIN	$45,235	$46,419
Purchase price accounting basis adjustment:
Property, plant and equipment	7,220	7,325
Technology	(15,855)	(16,261)
Long-term debt	(4,504)	(4,754)
Goodwill	(9,326)	(9,326)
Other	(901)	(952)
KEMET's 34% economic interest of NEC TOKIN's net assets	$21,869	$22,451

The above basis differences (except Goodwill) are being amortized over the respective estimated life of the assets. As of June 30, 2014, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance due from NEC TOKIN.  For the quarter ended June 30, 2014, KEMET recorded sales of $1.9 million to NEC TOKIN and as of June 30, 2014, KEMET's accounts receivable from NEC TOKIN was $1.6 million.  In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement with NEC TOKIN to provide services for which KEC would be reimbursed.  As of June 30, 2014, KEMET’s receivable balance under this agreement was $0.6 million.
In March and April, 2014, NEC TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan and South Korea concerning alleged anti-competitive activities within the capacitor industry.  The investigations are at an early stage.  As of this date, except for legal expenses, NEC TOKIN has not recorded an accrual as a result of the investigations.

Note 7. Segment and Geographic Information

The Company is organized into two business groups: Solid Capacitors and Film and Electrolytic.  The business groups are responsible for their respective manufacturing sites as well as their respective research and development efforts. Consistent with management reporting, the Company does not allocate indirect Selling, general and administrative (“SG&A”) and Research and development (“R&D”) expenses to the business groups.

Solid Capacitors

Operating in nine manufacturing sites in the United States, Mexico, China and Portugal, Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors and has a product innovation center in the United States.

Film and Electrolytic

Operating in twelve manufacturing sites throughout Europe, Asia, and the United States, Film and Electrolytic primarily produces film, paper, and electrolytic capacitors which are sold globally. Film and Electrolytic also manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors. In addition, this business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters ended June 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Net sales:
Solid Capacitors	$159,790	$149,401
Film and Electrolytic	53,091	52,656
	$212,881	$202,057
Operating income (loss) (1):
Solid Capacitors	$29,734	$12,792
Film and Electrolytic	(6,047)	(6,302)
Unallocated operating expenses	(24,293)	(24,702)
	$(606)	$(18,212)
Depreciation and amortization expense:
Solid Capacitors	$5,478	$7,310
Film and Electrolytic	3,817	4,415
Corporate	1,502	1,914
	$10,797	$13,639

___________________

(1)	Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Restructuring charges:
Solid Capacitors	$1,230	$3,045
Film and Electrolytic	489	1,410
Corporate	111	155
	$1,830	$4,610
___________________

	Quarters Ended June 30,
	2014	2013
Sales by region:
North and South America (“Americas”)	$65,982	$59,353
Europe, Middle East, Africa (“EMEA”)	77,205	72,991
Asia and Pacific Rim (“APAC”)	69,694	69,713
	$212,881	$202,057

The following table reflects each business group’s total assets as of June 30, 2014 and March 31, 2014 (amounts in thousands):

	June 30, 2014	March 31, 2014
Total assets:
Solid Capacitors	$486,406	$479,377
Film and Electrolytic	273,654	287,861
Corporate	78,583	76,429
	$838,643	$843,667

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2014 and 2013 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended June 30,		Quarters Ended June 30,
	2014	2013	2014	2013
Net service cost	$338	$331	$—	$—
Interest cost	478	428	6	5
Expected return on net assets	(124)	(109)	—	—
Amortization:
Actuarial (gain) loss	74	78	(52)	(70)
Prior service cost	4	1	—	—
Total net periodic benefit (income) costs	$770	$729	$(46)	$(65)

In fiscal year 2015, the Company expects to contribute up to $1.6 million to the pension plans, $0.3 million of which has been contributed as of June 30, 2014.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 9. Stock-based Compensation

The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. At June 30, 2014, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (as amended by the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan) (the “2011 Incentive Plan”).  The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of: (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and, (5) performance awards. Options issued under these plans vest within one to three years and expire ten years from the grant date. The Company grants restricted stock units to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. Once vested and settled, restricted stock units are converted into restricted stock and cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors, as applicable, resigns from his or her position, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.

Historically, the Board of Directors of the Company has approved annual Long Term Incentive Plans (“LTIP”) which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA target for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted stock units, or a combination of both as determined by the Company’s Board of Directors. The 2013/2014 LTIP, 2014/2015 LTIP and 2015/2016 LTIP also awarded restricted stock units which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and any restricted stock unit commitment is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

The compensation expense associated with stock-based compensation for the quarters ended June 30, 2014 and 2013 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended June 30, 2014			Quarter Ended June 30, 2013
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$108	$21	$217	$138	$63	$114
Selling, general and administrative expenses	115	178	289	148	233	214
Research and development	5	—	61	10	—	49
Total	$228	$199	$567	$296	$296	$377

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net loss for the quarters ended June 30, 2014, and 2013. Approximately three thousand and six thousand stock options were exercised in the quarters ended June 30, 2014 and 2013, respectively.

Note 10. Income Taxes

During the quarter ended June 30, 2014, the Company incurred $1.3 million of income tax expense which is related to income taxes for continuing foreign operations. In addition, the Company incurred $0.9 million of income tax expense related to the gain on sale of discontinued operations.

During the quarter ended June 30, 2013, the Company incurred $1.8 million of income tax expense which was comprised of $1.7 million related to income taxes for foreign operations and $0.1 million of state income tax expense.

There is no U.S. federal income tax benefit from the quarters ended June 30, 2014 and 2013 due to a valuation allowance recorded on deferred tax assets.

Note 11. Basic and Diluted Net Loss Per Common Share

The following table presents basic EPS and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended June 30,
	2014	2013
Numerator:
Loss from continuing operations	$(10,483)	$(33,630)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $918 and $(236), respectively	6,943	(1,510)
Net loss	$(3,540)	$(35,140)
Denominator:
Weighted-average shares outstanding:
Basic	45,274	45,022
Assumed conversion of employee stock grants	—	—
Assumed conversion of warrants	—	—
Diluted	45,274	45,022
Net income (loss) per basic share:
Loss from continuing operations	$(0.23)	$(0.75)
Income (loss) from discontinued operations	$0.15	$(0.03)
Net loss	$(0.08)	$(0.78)

Net income (loss) per diluted share:
Loss from continuing operations	$(0.23)	$(0.75)
Income (loss) from discontinued operations	$0.15	$(0.03)
Net loss	$(0.08)	$(0.78)

Common stock equivalents that could potentially dilute net loss per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Assumed conversion of employee stock grants	1,568	1,987
Assumed conversion of warrants	6,824	6,687

Note 12. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer accounted for over 10% of the Company’s net sales in the quarters ended June 30, 2014 and 2013.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable at June 30, 2014 and March 31, 2014.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 47% and 46% of the Company’s net sales in the three month periods ended June 30, 2014 and 2013, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

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

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
June 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$627	$27,149	$30,646	$—	$58,422
Accounts receivable, net	—	46,591	53,960	—	100,551
Intercompany receivable	319,335	358,102	228,417	(905,854)	—
Inventories, net	—	124,865	64,540	—	189,405
Prepaid expenses and other	3,145	18,705	22,977	(2,941)	41,886
Deferred income taxes	—	1,620	5,044	—	6,664
Total current assets	323,107	577,032	405,584	(908,795)	396,928
Property and equipment, net	318	104,543	185,711	—	290,572
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	28,034	8,533	—	36,567
Investment in NEC TOKIN	—	45,235	—	—	45,235
Investments in subsidiaries	409,255	424,313	30,285	(863,853)	—
Restricted cash	—	13,210	—	—	13,210
Deferred income taxes	—	990	5,669	—	6,659
Other assets	5,084	7,874	930	—	13,888
Long-term intercompany receivable	80,976	63,643	2,800	(147,419)	—
Total assets	$818,740	$1,300,458	$639,512	$(1,920,067)	$838,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,324	$7,500	$586	$—	$27,410
Accounts payable	228	45,577	37,818	—	83,623
Intercompany payable	197,230	595,650	112,974	(905,854)	—
Accrued expenses	25,729	14,294	30,349	—	70,372
Income taxes payable and deferred income taxes	—	2,909	644	(2,941)	612
Total current liabilities	242,511	665,930	182,371	(908,795)	182,017
Long-term debt, less current portion	357,978	6,449	12,000	—	376,427
Other non-current obligations	—	5,071	50,907	—	55,978
Deferred income taxes	—	3,855	2,115	—	5,970
Long-term intercompany payable	—	80,976	66,443	(147,419)	—
Stockholders’ equity	218,251	538,177	325,676	(863,853)	218,251
Total liabilities and stockholders’ equity	$818,740	$1,300,458	$639,512	$(1,920,067)	$838,643

Condensed Consolidating Balance Sheet (1)
March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$616	$22,200	$35,113	$—	$57,929
Accounts receivable, net	—	49,462	49,485	—	98,947
Intercompany receivable	318,582	329,211	203,018	(850,811)	—
Inventories, net	—	119,340	68,634	—	187,974
Prepaid expenses and other	3,146	15,286	21,380	(2,941)	36,871
Deferred income taxes	—	1,022	5,673	—	6,695
Current assets of discontinued operations	—	—	12,160	—	12,160
Total current assets	322,344	536,521	395,463	(853,752)	400,576
Property and equipment, net	329	104,874	187,445	—	292,648
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	28,380	8,804	—	37,184
Investment in NEC TOKIN	—	46,419	—	—	46,419
Investments in subsidiaries	402,090	424,386	30,285	(856,761)	—
Restricted cash	—	13,512	—	—	13,512
Deferred income taxes	—	1,010	5,768	—	6,778
Other assets	5,415	3,895	820	—	10,130
Non-current assets of discontinued operations	—	—	836	—	836
Long-term intercompany receivable	81,746	60,663	2,801	(145,210)	—
Total assets	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,988	$—	$1,309	$—	$7,297
Accounts payable	84	36,579	38,155	—	74,818
Intercompany payable	176,624	570,535	103,652	(850,811)	—
Accrued expenses	34,236	13,698	28,534	—	76,468
Income taxes payable and deferred income taxes	—	2,909	1,012	(2,941)	980
Current liabilities of discontinued operations	—	—	7,269	—	7,269
Total current liabilities	216,932	623,721	179,931	(853,752)	166,832
Long-term debt, less current portion	372,251	6,449	12,592	—	391,292
Other non-current obligations	857	3,311	51,696	—	55,864
Deferred income taxes	—	3,258	1,945	—	5,203
Non-current liabilities of discontinued operations	—	—	2,592	—	2,592
Long-term intercompany payable	—	81,747	63,463	(145,210)	—
Stockholders’ equity	221,884	536,758	320,003	(856,761)	221,884
Total liabilities and stockholders’ equity	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667

(1) Derived from audited financial statements.

Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$54	$255,576	$201,219	$(243,968)	$212,881
Operating costs and expenses:
Cost of sales	464	222,672	184,907	(228,119)	179,924
Selling, general and administrative expenses	11,089	17,153	12,386	(15,849)	24,779
Research and development	66	4,349	2,174	—	6,589
Restructuring charges	—	371	1,459	—	1,830
Net loss on sales and disposals of assets	—	188	177	—	365
Total operating costs and expenses	11,619	244,733	201,103	(243,968)	213,487
Operating income (loss)	(11,565)	10,843	116	—	(606)
Interest income	—		(3)		(3)
Interest expense	9,799	400	257		10,456
Other (income) expense, net	(10,827)	7,444	(150)	—	(3,533)
Equity in earnings of subsidiaries	(6,997)	—	—	6,997	—
Income (loss) from continuing operations before income taxes and equity loss from NEC TOKIN	(3,540)	2,999	12	(6,997)	(7,526)
Income tax expense	—	23	1,259	—	1,282
Income (loss) from continuing operations before equity income from NEC TOKIN	(3,540)	2,976	(1,247)	(6,997)	(8,808)
Equity loss from NEC TOKIN	—	(1,675)	—	—	(1,675)
Income (loss) from continuing operations	(3,540)	1,301	(1,247)	(6,997)	(10,483)
Income (loss) from discontinued operations	—	(488)	7,431	—	6,943
Net income (loss)	$(3,540)	$813	$6,184	$(6,997)	$(3,540)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended June 30, 2014
(Unaudited)

Comprehensive income (loss)	$(4,310)	$1,419	$5,747	$(6,997)	$(4,141)

Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$19	$237,323	$206,945	$(242,230)	$202,057
Operating costs and expenses:
Cost of sales	392	227,048	188,169	(232,096)	183,513
Selling, general and administrative expenses	10,611	12,057	13,546	(10,134)	26,080
Research and development	90	4,275	1,701	—	6,066
Restructuring charges	—	1,934	2,676	—	4,610
Net (gain) loss on sales and disposals of assets	—	6	(6)	—	—
Total operating costs and expenses	11,093	245,320	206,086	(242,230)	220,269
Operating income (loss)	(11,074)	(7,997)	859	—	(18,212)
Interest income	(8)	(3)	(153)	—	(164)
Interest expense	10,129	252	(347)	—	10,034
Other (income) expense, net	(10,060)	10,802	(387)	—	355
Equity in earnings of subsidiaries	23,995	—	—	(23,995)	—
Income (loss) from continuing operations before income taxes	(35,130)	(19,048)	1,746	23,995	(28,437)
Income tax expense	—	55	1,761	—	1,816
Income (loss) from continuing operations before equity loss from NEC TOKIN	(35,130)	(19,103)	(15)	23,995	(30,253)
Equity loss from NEC TOKIN	—	(3,377)	—	—	(3,377)
Income (loss) from continuing operations	(35,130)	(22,480)	(15)	23,995	(33,630)
Loss from discontinued operations	(10)	(317)	(1,183)	—	(1,510)
Net income (loss)	$(35,140)	$(22,797)	$(1,198)	$23,995	$(35,140)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended June 30, 2013
(Unaudited)

Comprehensive income (loss)	$(33,510)	$(25,041)	$1,142	$23,995	$(33,414)

Condensed
Consolidating Statement of Cash Flows
For the Quarter Ended June 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$890	$(3,955)	$(9,080)	$—	$(12,145)
Investing activities:
Capital expenditures	—	(115)	(5,067)	—	(5,182)
Change in restricted cash	—	302	—	—	302
Proceeds from sale of assets	—	1,513	933	—	2,446
Proceeds from sale of discontinued operations	—	—	10,125	—	10,125
Net cash used in investing activities	—	1,700	5,991	—	7,691
Financing activities:
Proceeds from revolving line credit	—	7,500	—	—	7,500
Deferred acquisition payments		(296)	—	—	(296)
Payments of long-term debt	(890)	—	(1,315)		(2,205)
Proceeds from exercise of stock options	11	—	—	—	11
Net cash provided by (used in) financing activities	(879)	7,204	(1,315)	—	5,010
Net increase (decrease) in cash and cash equivalents	11	4,949	(4,404)	—	556
Effect of foreign currency fluctuations on cash	—	—	(63)	—	(63)
Cash and cash equivalents at beginning of fiscal period	616	22,200	35,113	—	57,929
Cash and cash equivalents at end of fiscal period	$627	$27,149	$30,646	$—	$58,422

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended June 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(7,889)	$(19,373)	$(369)	$—	$(27,631)
Investing activities:
Capital expenditures	—	(7,186)	(8,295)	—	(15,481)
Change in restricted cash	—	1,591	—	—	1,591
Net cash used in investing activities	—	(5,595)	(8,295)	—	(13,890)
Financing activities:
Deferred acquisition payments	(204)	(1,000)	—	—	(1,204)
Payments of long-term debt	(306)	—	—	—	(306)
Proceeds from exercise of stock options	19	—	—	—	19
Net cash provided by (used in) financing activities	(491)	(1,000)	—	—	(1,491)
Net increase (decrease) in cash and cash equivalents	(8,380)	(25,968)	(8,664)	—	(43,012)
Effect of foreign currency fluctuations on cash	—	—	189	—	189
Cash and cash equivalents at beginning of fiscal period	17,202	52,056	26,720	—	95,978
Cash and cash equivalents at end of fiscal period	$8,822	$26,088	$18,245	$—	$53,155

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” or other similar expressions and future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A Risk Factors, of the Company’s 2014 Annual Report. The statements are representative only as of the date they are made, and we undertook no obligation to update any forward-looking statement.

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

Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in our 2014 Annual Report.  Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2014 Annual Report.

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

Manufacturing a broad line of tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors, KEMET's product line consists of nearly 5 million distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of their needs independent of application and end use.

KEMET operates 21 production facilities in Europe, North America, and Asia, and employs approximately 9,650 employees worldwide. Commodity manufacturing in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the three month period ended June 30, 2014.  During the three month period ended June 30, 2014 we introduced 276 new products of which 54 were first to market. In addition, we continue to focus on specialty products which accounted for 39.7% of our revenue over this period.

In fiscal year 2014, we shipped approximately 35 billion capacitors and in the three month period ended June 30, 2014, we shipped approximately 9 billion capacitors. We believe the long-term demand for capacitors will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

We are organized into two business groups: Solid Capacitors Business Group (“Solid Capacitors”) and the Film and Electrolytic Business Group ("Film and Electrolytic”).  The business groups are responsible for their respective manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate finance functions are shared by each of the business groups.

Recent Developments and Trends

Net sales for the quarter ended June 30, 2014, of $212.9 million decreased $2.9 million or 1.4% from $215.8 million for the quarter ended March 31, 2014.  Despite the decrease in net sales, operating loss of $0.6 million improved $4.6 million from $5.2 million in the quarter ended March 31, 2014.

The following items have been reflected in the financial statements for the quarter ended June 30, 2014.

Equity Investment

On March 12, 2012, KEMET Electronics Corporation (“KEC”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (representing a 34% economic interest) of NEC TOKIN, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for its investment in NEC TOKIN using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. In the quarters ended June 30, 2014 and June 30, 2013, we recognized equity loss from NEC TOKIN of $1.7 million and $3.4 million, respectively. We believe our equity investment in NEC TOKIN enhances our competitive position.

Discontinued Operations

The Film and Electrolytic Business group completed the sale of its Machinery division in April, 2014, which resulted in a $7.4 million net gain on sale of the business (after income tax expense) offset by a loss from machinery operations of $0.4 million during the first quarter of fiscal year 2015 resulting in a net gain on discontinued operations of $6.9 million.

Restructuring

The Company incurred $1.8 million in restructuring charges in the three month period ended June 30, 2014 including $0.1 million related to personnel reduction costs related to the Company’s initiative to reduce overhead and also manufacturing relocation costs of $1.7 million due primarily to the shut-down of the Tantalum production line in Evora, Portugal.

Outlook

For the second quarter of fiscal year 2015, we expect net sales to be within the $206 million to $212 million range and Adjusted gross margin to improve by 100 to 200 basis points.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended June 30, 2014 with the quarter ended June 30, 2013

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended June 30,
	2014	% to Total Sales	2013	% to Total Sales
Net sales	$212,881		$202,057
Gross margin	32,957	15.5%	18,544	9.2%
Selling, general and administrative expenses	24,779	11.6%	26,080	12.9%
Research and development	6,589	3.1%	6,066	3.0%
Restructuring charges	1,830	0.9%	4,610	2.3%
Net loss on sales and disposals of assets	365	0.2%	—	—
Operating loss	(606)	(0.3)%	(18,212)	(9.0)%
Non-operating (income) expense, net	6,920	3.3%	10,225	5.1%
Loss from continuing operations before income taxes and equity loss from NEC TOKIN	(7,526)	(3.5)%	(28,437)	(14.1)%
Income tax expense	1,282	0.6%	1,816	0.9%
Loss from continuing operations before equity loss from NEC TOKIN	(8,808)	(4.1)%	(30,253)	(15.0)%
Equity loss from NEC TOKIN	(1,675)	(0.8)%	(3,377)	(1.7)%
Loss from continuing operations	(10,483)	(4.9)%	(33,630)	(16.6)%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $918 and $(236), respectively	6,943	3.3%	(1,510)	(0.7)%
Net loss	$(3,540)	(1.7)%	$(35,140)	(17.4)%

Net Sales

Net sales for the quarter ended June 30, 2014 of $212.9 million increased $10.8 million or 5.4% from $202.1 million for the quarter ended June 30, 2013. The increase is due primarily to an increase in Solid Capacitors of $10.4 million driven by an increase in sales in the Americas from the OEM and Distributor channels. Overall sales of the Company showed a 4.4% increase in unit sales volumes for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 and net sales were favorably impacted by $2.6 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. These increases were partially offset by a decrease in average selling prices of 0.9% due primarily to an 18.1% decrease in Film & Electrolytic.

The following table reflects the percentage of net sales by region for the quarters ended June 30, 2014 and 2013:

	Quarters Ended June 30,
	2014	2013
Americas	31%	29%
EMEA	36%	36%
APAC	33%	35%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended June 30, 2014 and 2013:

	Quarters Ended June 30,
	2014	2013
Distributors	47%	46%
EMS	16%	16%
OEM	37%	38%
	100%	100%

Gross Margin

Gross margin for the quarter ended June 30, 2014 of $33.0 million (15.5% of net sales) increased $14.4 million or 77.7% from $18.5 million (9.2% of net sales) for the quarter ended June 30, 2013.  The primary contributor to the increase in gross margin as a percentage of net sales was an improvement in the gross margin for Solid Capacitors due to an increase in specialty product sales, continued vertical integration activities, and the restructuring of the Evora, Portugal plant.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses of $24.8 million (11.6% of net sales) for the quarter ended June 30, 2014 decreased $1.3 million or 5.0% from $26.1 million (12.9% of net sales) for the quarter ended June 30, 2013. The decrease is attributable primarily to the following items: a $0.7 million decrease in fees related to our investment in NEC TOKIN, a $0.5 million decrease in depreciation expense, and a $0.3 million decrease in training and travel expenses as part of overall cost saving initiatives. Partially offsetting these decreases was a $0.4 million increase in Information Technology expenses related to leased equipment and software maintenance.

Research and Development

Research and Development ("R&D") expenses of $6.6 million (3.1% of net sales) for the quarter ended June 30, 2014 increased $0.5 million or 8.6% compared to $6.1 million (3.0% of net sales) for the quarter ended June 30, 2013 primarily as a result of headcount increases and engineering activities related to new product introduction.

Restructuring Charges

Restructuring charges of $1.8 million for the quarter ended June 30, 2014 decreased $2.8 million or 60.3% from $4.6 million for the quarter ended June 30, 2013.

Restructuring charges in the quarter ended June 30, 2014 included $0.1 million of personnel reduction costs to reduce overhead in Europe and $1.7 million of manufacturing relocation costs primarily due to the shut-down of the Tantalum production line in Evora, Portugal.

Restructuring charges in the quarter ended June 30, 2013 included $4.1 million related to personnel reduction costs which is primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.1 million related to the reduction of the solid capacitor production workforce in Mexico, $0.7 million related to the Company’s initiative to reduce overhead, and $0.4 million related to a Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan implemented in Italy which will cover a maximum of 170 employees for up to 12 months. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $0.5 million in the quarter ended June 30, 2013 due to the consolidation of manufacturing facilities within Italy and relocation of manufacturing equipment to Evora, Portugal.

Operating Loss

The operating loss of $0.6 million for the quarter ended June 30, 2014 improved $17.6 million from an operating loss of $18.2 million for the quarter ended June 30, 2013.  The improvement was attributable primarily to a $14.4 million increase in gross margin, a $2.8 million decrease in Restructuring charges, and a $1.3 million decrease in SG&A expenses. These improvements were partially offset by a $0.5 million increase in R&D expenses.

Non-Operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $6.9 million for the quarter ended June 30, 2014, compared to an expense of $10.2 million for the quarter ended June 30, 2013.  During the quarter ended June 30, 2014, we recognized a $0.5 million foreign currency exchange loss compared to a $0.6 million gain on foreign currency exchange for the quarter ended June 30, 2013 primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  Interest expense for the first quarter of fiscal year 2015 increased $0.7 million compared to the first quarter of fiscal year 2014 due primarily to a decrease in capitalized interest first quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2014. During the quarter ended June 30, 2013, we recognized a $1.4 million charge related to the write off of a long-term note receivable. In addition, in the quarter ended June 30, 2014, we recognized a $4.1 million increase in the value of the NEC TOKIN options.

Income Taxes

Income tax expense of $1.3 million for the quarter ended June 30, 2014 decreased $0.5 million compared to income tax expense of $1.8 million for the quarter ended June 30, 2013.  During the quarter ended June 30, 2014, the income tax expense was comprised of a $1.3 million charge related to income taxes for continuing foreign operations.  During the quarter ended June 30, 2013, the Company incurred $1.8 million of income tax expense which was comprised of $1.7 million related to income taxes for foreign operations and $0.1 million of state income tax expense.

There was no U.S. federal income tax benefit for the quarters ended June 30, 2014 and 2013 due to a valuation allowance recorded on deferred tax assets.

Equity loss from NEC TOKIN

Equity loss related to NEC TOKIN of $1.7 million for the quarter ended June 30, 2014 improved $1.7 million compared to an Equity loss of $3.4 million for the quarter ended June 30, 2013.

Discontinued operations

Income from discontinued operations of $6.9 million for the quarter ended June 30, 2014, improved $8.5 million compared to a loss of $1.5 million for the quarter ended June 30, 2013.  The improvement is the result of the sale of the Machinery division in April, 2014, which resulted in a $7.4 million net gain on sale of the business (after income tax expense) offset by a loss from machinery operations of $0.4 million during the first quarter of fiscal year 2015.

Business Groups Comparison of the Quarter Ended June 30, 2014 with the Quarter Ended June 30, 2013

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended June 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Net sales:
Solid Capacitors	$159,790	$149,401
Film and Electrolytic	53,091	52,656
Total	$212,881	$202,057
Operating income (loss):
Solid Capacitors	$29,734	$12,792
Film and Electrolytic	(6,047)	(6,302)
Unallocated operating expenses	(24,293)	(24,702)
Total	$(606)	$(18,212)

Solid Capacitors

The following table sets forth net sales, Operating income, and Operating income as a percentage of net sales for our Solid Capacitors business group for the quarters ended June 30, 2014 and 2013 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$97,943		$94,139
Ceramic product line net sales	61,847		55,262
Solid Capacitors net sales	159,790		149,401
Solid Capacitors operating income	29,734	18.6%	12,792	8.6%

Net Sales

Solid Capacitors net sales of $159.8 million for the quarter ended June 30, 2014 increased $10.4 million or 7.0% from $149.4 million for the quarter ended June 30, 2013 primarily as a result of increased sales within the Ceramic product line.

The Ceramic product line ("Ceramic") net sales of $61.8 million for the quarter ended June 30, 2014 increased $6.6 million or 11.9% from $55.3 million for the quarter ended June 30, 2013, driven by an increase in the OEM and distributor channels' net sales mainly within the Americas region. Tantalum product line net sales of $97.9 million for the quarter ended June 30, 2014 increased $3.8 million or 4.0% from $94.1 million for the quarter ended June 30, 2013, driven by an increase in the Americas region.  In addition, average selling prices for Solid Capacitors increased 2.0% due to an increase in specialty product sales.

 Segment Operating Income

Segment operating income of $29.7 million for the quarter ended June 30, 2014 increased $16.9 million or 132.4% from $12.8 million in the quarter ended June 30, 2013 primarily as a result of a $14.8 million increase in gross margin and $2.3 million decrease in operating expenses (Restructuring, SG&A and R&D).  Restructuring charges decreased $1.8 million as the prior year quarter ended June 30, 2013 included reductions in workforce in response to lower unit sales volume and demand.  SG&A expense decreased $0.7 million due to a decrease in compensation related to headcount reductions and integration costs and R&D expense increased $0.2 million.  The increase in gross margin was driven by an increase in specialty product sales, continued vertical integration activities, and the restructuring of the Evora, Portugal plant.

Film and Electrolytic

The following table sets forth net sales, Operating loss and Operating loss as a percentage of net sales for our Film and Electrolytic business group for the quarters ended June 30, 2014 and 2013 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$53,091		$52,656
Operating loss	(6,047)	(11.4)%	(6,302)	(12.0)%

Net Sales

Film and Electrolytic net sales of $53.1 million for the quarter ended June 30, 2014 increased $0.4 million or 0.8% from $52.7 million for the quarter ended June 30, 2013.  The increase in net sales was driven by a 16.6% increase in unit sales volumes driven by higher customer demand in Europe partially offset by a decline in average selling prices of 18.1% due to pricing pressure and an increase in unit sales volume for products with lower average selling prices.  The Film and Electrolytic capacitor net sales were favorably impacted by $2.6 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Loss

Segment Operating loss of $6.0 million for the quarter ended June 30, 2014 improved $0.3 million or 4.0% from $6.3 million in the quarter ended June 30, 2013.  The improvement in segment operating loss was primarily attributable to a $0.9 million decrease in restructuring charges and a $0.2 million decrease in SG&A. The improvements were partially offset by a $0.4 million decrease in gross margin, a $0.3 million increase in R&D and a $0.3 million loss on disposal of assets.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements and existing cash balances.

Issuance of 10.5% Senior Notes

On May 5, 2010, we completed a private placement of $230.0 million in aggregate principal amount of our 10.5% Senior Notes due 2018 (the “10.5% Senior Notes”).  On March 27, 2012 and April 3, 2012, we completed the sale of $110.0 million and $15.0 million aggregate principal amount of 10.5% Senior Notes, respectively, at an issue price of 105.5% of the principal amount plus accrued interest from November 5, 2011.  The 10.5% Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30 million and the total facility does not exceed $50 million.  Pursuant to an amendment to the Loan and Security Agreement entered into on April 30, 2014, the facilities expire on December 31, 2015. A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  One letter of credit totaling $16.0 million was issued under the Loan and Security Agreement as of June 30, 2014. There was $25.9 million in borrowings against the Loan and Security Agreement as of June 30, 2014.  As of June 30, 2014 our borrowing capacity under Loan and Security Agreement was $0.6 million.

Advanced Payment from OEM

On August 28, 2012, we entered into and amended an agreement (the “Agreement”) with an OEM, pursuant to which the OEM agreed to advance KEMET $24.0 million (the “Advance Payment”).  On October 22, 2012 we received the Advance Payment from the OEM. As of June 30, 2014 and March 31, 2014, the Company had $19.5 million and $20.4 million, respectively, outstanding to the OEM.  On a monthly basis starting in June 2013, the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period; and, (2) agreement cannot be reached between the OEM and KEMET for a price adjustment during the current quarter which would bring our price within 110% of the third-party price.  In June 2015, the remaining outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, we delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012 which reduced our availability under the Loan and Security Agreement.

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

Short-term Liquidity

KEMET's total cash and restricted cash balance as of June 30, 2014 was $71.6 million.  Unrestricted cash and cash equivalents as of June 30, 2014, of $58.4 million increased $0.5 million from $57.9 million as of March 31, 2014.  Our net working capital (current assets less current liabilities) as of June 30, 2014, was $214.9 million compared to $233.7 million as of March 31, 2014. Cash and cash equivalents held by our foreign subsidiaries totaled $30.6 million and $35.1 million at June 30, 2014, and March 31, 2014, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. taxes on the undistributed foreign earnings.

We have taken steps to improve our operating results by decreasing global headcount and vertically integrating our supply chain.  Based on our current operating plans, we believe that domestic cash and cash equivalents will continue to be sufficient to fund our operating requirements for the next twelve months, including $38.7 million in interest payments, $20.0 million to $25.0 million in expected capital expenditures, $19.5 million related to the Advance Payment discussed above, $18.3 million in deferred acquisition payments, $3.4 million in restructuring payments, and $0.6 million in debt principal payments.  As of June 30, 2014, our borrowing capacity under the revolving line of credit was $0.6 million.  The revolving line of credit expires on December 31, 2015.

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

Cash and cash equivalents increased $0.5 million for the quarter ended June 30, 2014, as compared with a decrease of $42.8 million during the quarter ended June 30, 2013.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Net cash used in operating activities	$(12,145)	$(27,631)
Net cash provided by (used in) investing activities	7,691	(13,890)
Net cash provided by (used in) financing activities	5,010	(1,491)
Effect of foreign currency fluctuations on cash	(63)	189
Net increase (decrease) in cash and cash equivalents	$493	$(42,823)

Operations

Cash used in operating activities in the quarter ended June 30, 2014 of $12.1 million decreased $15.5 million from $27.6 million used in the quarter ended June 30, 2013.

During the quarter ended June 30, 2014 the cash used in operating activities of $12.1 million is primarily comprised of $6.9 million used for operating assets, primarily due to a $1.9 million increase in inventories and an increase in value added tax receivable, prepaid software, and prepaid inventory of $5.1 million. In addition, we used $3.0 million in cash for operating liabilities, comprised of a $9.3 million decrease in the interest accrual balance, which was partially offset by a $6.1 million increase in accounts payable.

In comparison, during the quarter ended June 30, 2013, the cash used in operating activities of $27.6 million was primarily comprised of $12.1 million in operating assets primarily related to an increase in inventories.  In addition, we used $2.6 million in cash for operating liabilities primarily due to an $11.0 million decrease in accounts payable related to lower production levels and vertical integration, a $9.3 million decrease in the interest accrual balance, and a $8.0 million decrease in salary and vacation accruals due to headcount reductions.
Investing

Cash provided by investing activities in the quarter ended June 30, 2014 of $7.7 million increased $21.6 million from cash used of $13.9 million in the quarter ended June 30, 2013, due primarily to a decrease in capital expenditures and cash received from the sale of discontinued operations.
During the quarter ended June 30, 2014, capital expenditures of $5.2 million were primarily related to capacity increases at our manufacturing facilities in Simpsonville, South Carolina and Granna, Sweden, as well as completion of our manufacturing facility in Pontecchio, Italy. In addition the Company received $10.1 million for the sale of discontinued operations and restricted cash related to the Advance Payment provided cash of $0.3 million.
In comparison, during the quarter ended June 30, 2013, capital expenditures of $15.5 million were primarily related to our manufacturing facility in Skopje, Macedonia and our Tantalum K-Salt facility in Matamoros, Mexico. Restricted cash related to the Advance Payment provided cash of $1.6 million.
In addition, in the quarter ended June 30, 2014 we received proceeds of $10.1 million related to the sale of the machinery division.
Financing

Cash provided by financing activities in the quarter ended June 30, 2014, of $5.0 million increased $6.5 million from usage of $1.5 million in the quarter ended June 30, 2013, due primarily to an increase in borrowings.
During the quarter ended June 30, 2014, KEMET received $7.5 million in proceeds under the Loan and Security Agreement while making $2.2 million in debt payments and spending $0.3 million for deferred acquisition payments related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions.
Comparatively, during the quarter ended June 30, 2013, the Company made deferred acquisition payments of $1.2 million related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions and $0.3 million for debt payments.

Commitments

Our commitments have not changed materially from those disclosed in the Company’s 2014 Annual Report.

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

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Operating income (loss)	$(606)	$(18,212)
Adjustments:
Restructuring charges	1,830	4,610
Stock-based compensation expense	994	969
ERP integration costs	895	978
Plant start-up costs	1,647	1,132
Plant shut-down costs	889	—
NEC TOKIN investment-related expenses	580	1,308
Inventory write down	—	3,886
Net (gain) loss on sales and disposals of assets	365	—
Inventory revaluation	2,676	—
Adjusted operating income	$9,270	$(5,329)

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Net loss	$(3,540)	$(35,140)
Adjustments:
Restructuring charges	1,830	4,610
Equity loss from NEC TOKIN	1,675	3,377
Inventory revaluation	2,676	—
Net (gain) loss on sales and disposals of assets	365	—
Stock-based compensation expense	994	969
ERP integration costs	895	978
Change in value of NEC TOKIN options	(4,100)	—
Plant start-up costs	1,647	1,132
Plant shut-down costs	889	—
Net foreign exchange (gain) loss	527	(577)
NEC TOKIN investment-related expenses	580	1,308
Inventory write down	—	3,886
Long-term receivable write down	—	1,444
(Income) loss from discontinued operations	(6,943)	1,510
Amortization included in interest expense	665	1,013
Income tax effect of non-GAAP adjustments	(24)	(56)
Adjusted net loss	$(1,864)	$(15,546)
___________________
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2014	2013
Net loss	$(3,540)	$(35,140)
Adjustments:
Interest expense, net	10,453	9,870
Income tax expense (benefit)	1,282	1,816
Depreciation and amortization	10,797	13,639
Restructuring charges	1,830	4,610
Equity loss from NEC TOKIN	1,675	3,377
Inventory revaluation	2,676	—
Net (gain) loss on sales and disposals of assets	365	—
Stock-based compensation expense	994	969
ERP integration costs	895	978
Change in value of NEC TOKIN options	(4,100)	—
Plant start-up costs	1,647	1,132
Plant shut-down costs	889	—
Net foreign exchange (gain) loss	527	(577)
NEC TOKIN investment-related expenses	580	1,308
Inventory write down	—	3,886
Long-term receivable write down	—	1,444
(Income) loss from discontinued operations	(6,943)	1,510
Adjusted EBITDA	$20,027	$8,822

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

Adjusted EBITDA represents net loss before interest expense, net, income tax expense, and depreciation and amortization expense, excluding adjustments which are outlined in the quantitative reconciliation provided above.  We present Adjusted EBITDA from continuing operations as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA from continuing operations because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company's fiscal year that begins on April 1, 2017 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early application is prohibited.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes regarding the Company’s market risk position from the information included in the Company’s 2014 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We or our subsidiaries are at any one time parties to a number of lawsuits arising out of their respective operations, including, but not limited to, workers' compensation or work place safety cases and antitrust lawsuits, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to us, we do not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on our financial condition or results of operations.

On July 18, 2014, a purported antitrust class action complaint (the “Chip-Tech Complaint”), Chip-Tech, Ltd., v. Panasonic Corporation, et. al., was filed in the United States District Court, Northern District of California. On July 22, 2014, a second purported antitrust class action complaint (the “Dependable Component Complaint” and, together with the Chip-Tech Complaint, the “Complaints”), Dependable Component Supply Corp. v. Panasonic Corporation, et. al., was also filed in the United States District Court, Northern District of California by the same law firm that filed the Chip-Tech Complaint. KEMET Corporation and KEMET Electronics Corporation were named as defendants, along with 26 other capacitor manufacturers in both Complaints. The Complaints allege collusion and restraint of trade by the defendants in violation of Section 1 of the Sherman Act. The Company has not recorded an accrual concerning these Complaints.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2014 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 2014 Amendment and Restatement of the 2014 KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on July 24, 2014)

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and three month periods ended June 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 2014, and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2014
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1 2014 Amendment and Restatement of the 2014 KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on July 24, 2014)

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and three month periods ended June 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 2014, and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.