Form 10-Q
period 2014-09-30
KEMET CORP
filed 2014-10-31
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 29, 2014 was 45,404,915.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended September 30, 2014

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014	4

Condensed Consolidated Statements of Operations for the Quarters and Six Month Periods Ended September 30, 2014 and September 30, 2013	5

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Month Periods Ended September 30, 2014 and September 30, 2013	6

Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended September 30, 2014 and September 30, 2013	7

Notes to the Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	51

Item 4. Mine Safety Disclosures	51

Item 5. Other Information	51

Item 6. Exhibits	52

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$51,576	$57,929
Accounts receivable, net	95,581	98,947
Inventories, net	188,833	187,974
Prepaid expenses and other	40,229	36,871
Deferred income taxes	6,569	6,695
Current assets of discontinued operations	—	12,160
Total current assets	382,788	400,576
Property, plant and equipment, net of accumulated depreciation of $811,576 and $805,687 as of September 30, 2014 and March 31, 2014, respectively	275,498	292,648
Goodwill	35,584	35,584
Intangible assets, net	35,377	37,184
Investment in NEC TOKIN	48,449	46,419
Restricted cash	12,955	13,512
Deferred income taxes	6,423	6,778
Other assets	20,153	10,130
Non-current assets of discontinued operations	—	836
Total assets	$817,227	$843,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,826	$7,297
Accounts payable	72,629	74,818
Accrued expenses	66,400	76,468
Income taxes payable and deferred income taxes	345	980
Current liabilities of discontinued operations	—	7,269
Total current liabilities	165,200	166,832
Long-term debt, less current portion	376,256	391,292
Other non-current obligations	52,246	55,864
Deferred income taxes	8,687	5,203
Non-current liabilities of discontinued operations	—	2,592
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at September 30, 2014 and March 31, 2014	465	465
Additional paid-in capital	461,478	465,027
Retained deficit	(228,948)	(231,738)
Accumulated other comprehensive income	6,935	18,184
Treasury stock, at cost (1,103 and 1,301 shares at September 30, 2014 and March 31, 2014, respectively)	(25,092)	(30,054)
Total stockholders’ equity	214,838	221,884
Total liabilities and stockholders’ equity	$817,227	$843,667

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Net sales	$215,293	$208,449	$428,174	$410,506
Operating costs and expenses:
Cost of sales	169,538	177,532	349,462	361,045
Selling, general and administrative expenses	25,510	22,315	50,289	48,395
Research and development	6,338	5,611	12,927	11,677
Restructuring charges	1,687	1,364	3,517	5,974
Net (gain) loss on sales and disposals of assets	(550)	42	(185)	42
Total operating costs and expenses	202,523	206,864	416,010	427,133
Operating income (loss)	12,770	1,585	12,164	(16,627)
Non-operating (income) expense:
Interest income	(3)	(11)	(6)	(175)
Interest expense	10,287	9,908	20,743	19,942
Other (income) expense, net	(7,595)	946	(11,128)	1,301
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	10,081	(9,258)	2,555	(37,695)
Income tax expense	2,583	1,444	3,865	3,260
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	7,498	(10,702)	(1,310)	(40,955)
Equity income (loss) from NEC TOKIN	232	(1,243)	(1,443)	(4,620)
Income (loss) from continuing operations	7,730	(11,945)	(2,753)	(45,575)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $1,017, $(124), $1,935 and $(360), respectively	(1,400)	(1,151)	5,543	(2,661)
Net income (loss)	$6,330	$(13,096)	$2,790	$(48,236)
Net income (loss) per basic share:
Net income (loss) from continuing operations	$0.17	$(0.26)	$(0.06)	$(1.01)
Net income (loss) from discontinued operations	$(0.03)	$(0.03)	$0.12	$(0.06)
Net income (loss)	$0.14	$(0.29)	$0.06	$(1.07)

Net income (loss) per diluted share:
Net income (loss) from continuing operations	$0.15	$(0.26)	$(0.05)	$(1.01)
Net income (loss) from discontinued operations	$(0.03)	$(0.03)	$0.11	$(0.06)
Net income (loss)	$0.12	$(0.29)	$0.06	$(1.07)

Weighted-average shares outstanding:
Basic	45,400	45,092	45,337	45,057
Diluted	52,521	45,092	52,562	45,057

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$6,330	$(13,096)	$2,790	$(48,236)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(13,659)	6,359	(14,759)	8,631
Defined benefit pension plans, net of tax impact	81	121	141	296
Post-retirement plan adjustments	(52)	(61)	(104)	(131)
Equity interest in NEC TOKIN's other comprehensive income (loss)	2,982	(524)	3,473	(1,175)
Other comprehensive income (loss)	(10,648)	5,895	(11,249)	7,621
Total comprehensive income (loss)	$(4,318)	$(7,201)	$(8,459)	$(40,615)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Month Periods Ended September 30,
	2014	2013
Net income (loss)	$2,790	$(48,236)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(5,809)	—
Net cash provided by (used in) operating activities of discontinued operations	(1,357)	933
Depreciation and amortization	20,974	25,590
Equity (income) loss from NEC TOKIN	1,443	4,620
Amortization of debt and financing costs	1,332	1,959
Stock-based compensation expense	1,952	1,628
Long-term receivable write down	59	1,444
Change in value of NEC TOKIN options	(10,700)	382
Net (gain) loss on sales and disposals of assets	(185)	42
Pension and other post-retirement benefits	37	27
Change in deferred income taxes	2,142	(957)
Change in operating assets	(4,268)	(8,261)
Change in operating liabilities	(6,341)	(10,932)
Other	(475)	155
Net cash provided by (used in) operating activities	1,594	(31,606)
Investing activities:
Capital expenditures	(11,975)	(18,337)
Proceeds from sale of assets	2,451	—
Change in restricted cash	558	2,874
Proceeds from sale of discontinued operations	10,125	—
Net cash provided by (used in) investing activities	1,159	(15,463)
Financing activities:
Proceeds from revolving line of credit	14,300	21,000
Payments of revolving line of credit	(7,500)	—
Deferred acquisition payments	(11,597)	(11,452)
Payments of long-term debt	(3,135)	(1,422)
Proceeds from exercise of stock options	25	57
Net cash provided by (used in) financing activities	(7,907)	8,183
Net increase (decrease) in cash and cash equivalents	(5,154)	(38,886)
Effect of foreign currency fluctuations on cash	(1,199)	608
Cash and cash equivalents at beginning of fiscal period	57,929	95,978
Cash and cash equivalents at end of fiscal period	$51,576	$57,700

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and six month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Restricted Cash

As discussed in Note 3, Debt, the Company received a $24.0 million prepayment from an original equipment manufacturer (“OEM”) and, through September 30, 2014, utilized $13.1 million for the purchase of manufacturing equipment. The remaining proceeds of $10.9 million are classified as restricted cash at September 30, 2014.

A bank guarantee in the amount of €1.5 million ($1.9 million) was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax (“VAT”) registration in The Netherlands.

Accordingly, a deposit was placed with the European bank for €1.7 million ($2.1 million). While the deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit, the deposit is pledged to the European bank, and the bank can use the funds if a valid claim against the bank guarantee is made. The bank guarantee will remain valid until it is discharged by the beneficiary.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and March 31, 2014 are as follows (amounts in thousands):

	Carrying Value September 30,	Fair Value September 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2 (2)	Level 3	2014	2014	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$739	$739	$739	$—	$—	$714	$714	$714	$—	$—
Total debt	402,082	414,406	372,750	41,656	—	398,589	409,284	371,863	37,421	—
NEC TOKIN options, net (3)	14,300	14,300	—	—	14,300	3,600	3,600	—	—	3,600
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)	See Note 6, Investment in NEC TOKIN, for a description of the NEC TOKIN options. The value of the options is interrelated and depends on the enterprise value of NEC TOKIN Corporation and its forecasted EBITDA over the duration of the instruments. The options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2014	$3,600
Change in value of NEC TOKIN options	10,700
September 30, 2014	$14,300

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2014	March 31, 2014
Raw materials and supplies	$89,416	$90,968
Work in process	58,363	61,310
Finished goods	62,358	62,522
	210,137	214,800
Inventory reserves (1)	(21,304)	(26,826)
	$188,833	$187,974
___________________

(1)
During the quarter ended June 30, 2013, the Company recorded a $3.9 million reserve for inventory held by a third party. In the quarter ended June 30, 2014, this $3.9 million of inventory and the related reserve was written off.

Warrant

As of September 30, 2014 and March 31, 2014, 8.4 million shares were subject to the warrant held by K Equity, LLC.

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
Most of the Company's distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, does not exceed 6% of their purchases from the previous fiscal quarter. KEMET estimates future returns based on historical return patterns and records a corresponding allowance on the Condensed Consolidated Balance Sheets. The Company also offers volume based rebates on a case -by-case basis to certain customers in each of the Company's sales' channels.
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
The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were approximately 1.0% for the quarters and six month periods ended September 30, 2014 and 2013. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Discontinued Operations
The Film and Electrolytic business group completed the sale of its machinery division in April, 2014, which, subject to closing adjustments, resulted in a gain of $5.8 million on the sale of the business (after income tax expense) offset by a loss from machinery operations of $0.3 million during the six month period ended September 30, 2014 resulting in net income from discontinued operations of $5.5 million.

Net sales and operating income (loss) from the Company’s discontinued operation for the quarters and six month periods ended September 30, 2014 and 2013 were (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Net sales	$—	$4,291	$104	$4,957
Operating income (loss)	165	(1,275)	(266)	(3,021)

Note 3. Debt

A summary of debt is as follows (amounts in thousands):

	September 30, 2014	March 31, 2014
10.5% Senior Notes, net of premium of $2,807 and $3,144 as of September 30, 2014 and March 31, 2014, respectively	$357,807	$358,144
Advanced payment from OEM, net of discount of $111 and $323 as of September 30, 2014 and March 31, 2014, respectively	18,486	20,095
Revolving line of credit	25,249	18,449
Other	540	1,901
Total debt	402,082	398,589
Current maturities	(25,826)	(7,297)
Total long-term debt	$376,256	$391,292

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and six month periods ended September 30, 2014 and 2013, consists of the following (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Contractual interest expense	$9,659	$8,963	$19,411	$17,983
Amortization of debt issuance costs	426	426	852	852
Amortization of debt (premium) discount	(78)	42	(126)	104
Imputed interest on acquisition related obligations	235	477	522	1,003
Interest expense on capital lease	45	—	84	—
Total interest expense	$10,287	$9,908	$20,743	$19,942

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

As of September 30, 2014 the Company had outstanding borrowings of $25.2 million under the revolving line of credit, of which $13.2 million was borrowed under the U.S. facility at a rate of 5.25% (Base Rate, as defined in the Loan and Security Agreement, plus 2.25%) with no specific repayment date (Base Rate borrowing can be repaid at any time prior to the expiration of the facility), and $12.0 million borrowed under the Singapore facility at a rate of 3.50% (London Interbank Offer Rate (“LIBOR”) plus 3.25% based upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis).  The term of this borrowing was originally 31 days with total interest and principal payable at maturity, on October 28, 2013, however, it has been extended periodically and is currently due on November 23, 2014. For the six month period ended September 30, 2014, the Company borrowed an additional $14.3 million, of which $7.5 million was repaid during the period.  These were the only borrowings under the revolving line of credit, and as of September 30, 2014, the Company's available borrowing capacity under the Loan and Security Agreement was $0.3 million (after the $16.0 million used for letters of credit as described below).

As described below in the section titled "Advanced Payment from OEM", a standby letter of credit for $16.0 million was delivered to the OEM on October 8, 2012. In fiscal year 2014, the Company issued two letters of credit for €1.1 million ($1.4 million) and €0.7 million ($0.9 million) related to the construction of the new manufacturing location in Italy which were canceled during February 2014 and April 2014, respectively. Outstanding letters of credit reduce the Company's availability under the Loan and Security Agreement.

Advanced Payment from OEM

On August 28, 2012, the Company entered into and amended an agreement (the “Agreement”) with an OEM, pursuant to which the OEM agreed to advance the Company $24.0 million (the “Advance Payment”).  As of September 30, 2014 and March 31, 2014, the Company had $18.6 million and $20.4 million, respectively, outstanding under this agreement.  On a monthly basis starting in June 2013, the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM used to repay the Advance Payment will double, not to exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period; and, (2) agreement cannot be reached between the OEM and the Company for a price adjustment during the current quarter which would bring KEMET’s price within 110% of the third-party price.  In June 2015, the outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, the Company delivered to the OEM an irrevocable standby Letter of Credit in the amount of $16.0 million on October 8, 2012; and, on October 22, 2012, the Company received the Advance Payment from the OEM.

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

10.5% Senior Notes

As of September 30, 2014 and March 31, 2014, the Company had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).  The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $15.5 million as of September 30, 2014 and March 31, 2014.

Note 4. Restructuring Charges

The Company is in the process of various restructuring plans to make the Company more competitive by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company.

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and six month periods ended September 30, 2014 and 2013, is as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Manufacturing relocation costs	$539	$548	$2,223	$1,023
Personnel reduction costs	1,148	816	1,294	4,951
Total restructuring charges	$1,687	$1,364	$3,517	$5,974

Quarter Ended September 30, 2014

The Company incurred $1.7 million in restructuring charges in the quarter ended September 30, 2014 including $1.1 million of personnel reduction costs due to planned headcount reductions in Europe (primarily Landsberg, Germany) as we move production to lower cost regions and $0.5 million of manufacturing relocation costs primarily due to the relocation of equipment from Landsberg, Germany to Suzhou, China and Pontecchio, Italy along with costs associated with the shut-down of the Tantalum production line in Evora, Portugal.

Six month period ended September 30, 2014

The Company incurred $3.5 million in restructuring charges in the six month period ended September 30, 2014 including $1.3 million of personnel reduction costs. The personnel reductions were caused by planned headcount reductions in Europe (primarily Landsberg, Germany) ($1.0 million) and a global reduction of overhead ($0.3 million). The remaining $2.2 million included $0.7 million for manufacturing relocation costs primarily due to the relocation of equipment from Landsberg, Germany to Suzhou, China and Pontecchio, Italy and consolidation of manufacturing facilities within Italy and $1.3 million due to the shut-down of the Tantalum production line in Evora, Portugal.

Quarter Ended September 30, 2013

The Company incurred $1.4 million in restructuring charges in the quarter ended September 30, 2013 including $0.8 million of personnel reduction costs which is comprised of $0.3 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.5 million related to the Company’s initiative to reduce overhead. The Company also incurred manufacturing relocation costs of $0.5 million for the consolidation of manufacturing operations within Italy and relocation of equipment to Evora, Portugal and Skopje, Macedonia.

Six month period ended September 30, 2013

The Company incurred $6.0 million in restructuring charges in the six month period ended September 30, 2013 including $5.0 million related to personnel reduction costs which is primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.2 million related to the reduction of the solid capacitor production workforce in Mexico, $1.1 million related to the Company’s initiative to reduce overhead, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.  The expense related to CIGS is as a result of an agreement with the labor union which allowed the Company to place up to 170 employees, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a maximum of 12 months during the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program and upon termination of the plan, the affected employees return to work.

In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.0 million due to the consolidation of manufacturing facilities within Italy and relocation of manufacturing equipment to Evora, Portugal and Skopje, Macedonia.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and six month periods ended September 30, 2014 and 2013 are as follows (amounts in thousands):

	Quarter Ended September 30, 2014		Quarter Ended September 30, 2013
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$3,384	$—	$8,947	$—
Costs charged to expense	1,148	539	816	548
Costs paid or settled	(1,264)	(539)	(4,648)	(548)
Change in foreign exchange	(241)	—	155	—
End of period	$3,027	$—	$5,270	$—

	Six Month Period Ended September 30, 2014		Six Month Period Ended September 30, 2013
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$6,217	$—	$13,509	$567
Costs charged to expense	$1,294	$2,223	$4,951	$1,023
Costs paid or settled	$(4,187)	$(2,223)	$(13,517)	$(1,590)
Change in foreign exchange	$(297)	$—	$327	$—
End of period	$3,027	$—	$5,270	$—

Note 5. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) ("AOCI") for the quarters ended September 30, 2014 and 2013 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at June 30, 2014	$22,235	$(7,326)	$1,412	$1,262	$17,583
Other comprehensive income (loss) before reclassifications	(13,659)	—	—	2,982	(10,677)
Amounts reclassified out of AOCI	—	81	(52)	—	29
Other comprehensive income (loss)	(13,659)	81	(52)	2,982	(10,648)
Balance at September 30, 2014	$8,576	$(7,245)	$1,360	$4,244	$6,935

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at June 30, 2013	$15,810	$(7,487)	$1,748	$(651)	$9,420
Other comprehensive income (loss) before reclassifications	6,359	—	—	(524)	5,835
Amounts reclassified out of AOCI	—	121	(61)	—	60
Other comprehensive income (loss)	6,359	121	(61)	(524)	5,895
Balance at September 30, 2013	22,169	$(7,366)	$1,687	$(1,175)	$15,315

Changes in Accumulated Other Comprehensive Income (Loss) for the six month periods ended September 30, 2014 and 2013 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at March 31, 2014	$23,335	$(7,386)	$1,464	$771	$18,184
Other comprehensive income (loss) before reclassifications	(14,759)	—	—	3,473	(11,286)
Amounts reclassified out of AOCI	—	141	(104)	—	37
Other comprehensive income (loss)	(14,759)	141	(104)	3,473	(11,249)
Balance at September 30, 2014	$8,576	$(7,245)	$1,360	$4,244	$6,935

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at March 31, 2013	$13,538	$(7,662)	$1,818	—	$7,694
Other comprehensive income (loss) before reclassifications	8,631	—	—	(1,175)	7,456
Amounts reclassified out of AOCI	—	296	(131)	—	165
Other comprehensive income (loss)	8,631	296	(131)	(1,175)	7,621
Balance at September 30, 2013	$22,169	$(7,366)	$1,687	$(1,175)	$15,315

(1)
Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarters and six month periods ended September 30, 2014 and 2013.

(2)	Ending balance is net of tax of $2.2 million and $2.3 million as of September 30, 2014 and September 30, 2013, respectively.

Note 6. Investment in NEC TOKIN

On March 12, 2012, KEC, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (representing a 34% economic interest) of NEC TOKIN Corporation (“NEC TOKIN”), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time

KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for its investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.

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

Concurrent with execution of the Stock Purchase Agreement and the Stockholders’ Agreement, KEC entered into an Option Agreement (the “Option Agreement”) with NEC, which was amended on August 29, 2014, whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN’s common stock (the “First Call Option”) by providing notice of the First Call Option between the Initial Closing and April 30, 2015. Upon providing such notice, but not before April 1, 2015, KEC may also exercise an option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC (the “Second Call Option”) by providing notice of the Second Call Option by May 31, 2018. From April 1, 2015 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC (the "Put Option"). However, in the event that KEC issues new debt securities principally to refinance its outstanding 10.5% senior notes due 2018 and its currently outstanding credit agreement, including amounts to pay related fees and expenses and to use for general corporate purposes (“Refinancing Notes”), prior to NEC’s delivery of its notification of exercise of the Put Option, then the earliest date NEC may exercise the Put Option is automatically extended to the day immediately following the final scheduled maturity date of such Refinancing Notes, or in the event such Refinancing Notes are redeemed in full prior to such final scheduled maturity date, then on the day immediately following the date of such full redemption, but in any event beginning no later than November 1, 2019. If not previously exercised, the Put Option will expire on October 31, 2023.

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

The Company has marked these options to fair value and in the quarter and six month periods ended September 30, 2014 recognized a $6.6 million and $10.7 million gain, respectively, which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations. The line item “Other assets” on the Condensed Consolidated Balance Sheets includes $14.3 million and $3.6 million, respectively as of September 30, 2014 and March 31, 2014 related to the options.

Summarized financial information for NEC TOKIN follows (amounts in thousands):

	September 30, 2014	March 31, 2014
Current assets	$232,991	$245,709
Non-current assets	292,440	302,161
Current liabilities	123,962	120,929
Non-current liabilities	325,877	360,908

	Three Months Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Sales	$129,677	$135,074	$252,085	$258,266
Gross profit	26,387	25,569	53,065	43,869
Net income (loss)	2,454	(3,213)	(700)	(11,942)

A reconciliation between NEC TOKIN's net loss and KEMET's equity investment loss follows (amounts in thousands):

	Three Months Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
NEC TOKIN net income (loss)	2,454	(3,213)	(700)	(11,942)
KEMET's equity ownership %	34%	34%	34%	34%
Equity income (loss) from NEC TOKIN before Adjustments	834	(1,092)	(238)	(4,060)

Adjustments:
Amortization and depreciation	(602)	(405)	(1,205)	(814)
Inventory valuation	—	254	—	254
Equity income (loss) from NEC TOKIN	$232	$(1,243)	$(1,443)	$(4,620)

A reconciliation between NEC TOKIN's net assets and KEMET's investment in NEC TOKIN balance follows (amounts in thousands):

	September 30, 2014	March 31, 2014
Investment in NEC TOKIN	$48,449	$46,419
Purchase price accounting basis adjustment:
Property, plant and equipment	7,116	7,325
Technology	(15,450)	(16,261)
Long-term debt	(4,254)	(4,754)
Goodwill	(9,326)	(9,326)
Other	(834)	(952)
KEMET's 34% economic interest of NEC TOKIN's net assets	$25,701	$22,451

The above basis differences (except Goodwill) are being amortized over the respective estimated life of the assets. As of September 30, 2014, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance due from NEC TOKIN.  For the quarter and six month periods ended September 30, 2014, KEMET recorded sales of $4.0 million and $5.9 million, respectively, to NEC TOKIN and as of September 30, 2014 and March 31, 2014, KEMET's accounts receivable from NEC TOKIN was $1.8 million and $2.0 million, respectively. And KEMET's accounts payable to NEC TOKIN was $0.1 million as of September 30, 2014 and March 31, 2014. In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement with NEC TOKIN to provide services for which KEC would be reimbursed.  As of September 30, 2014 and March 31, 2014, KEC’s receivable balance under this agreement was $0.5 million and $0.7 million, respectively.
In March and April, 2014, NEC TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan and South Korea concerning alleged anti-competitive activities within the capacitor industry.  Subsequently, NEC TOKIN has also communicated with government authorities regarding related investigations in Taiwan and Singapore. The investigations are continuing at various stages.  In addition, beginning July 2014, NEC TOKIN and its subsidiary, NEC TOKIN America, Inc., have been named, along with more than 20 other capacitor manufacturers and subsidiaries, as defendants in purported antitrust class action suits in the United States and Canada. As of this date, except for legal expenses, NEC TOKIN has not recorded an accrual as a result of the investigations and civil litigation.

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

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and six month periods ended September 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Net sales:
Solid Capacitors	$163,019	$157,714	$322,809	$307,115
Film and Electrolytic	52,274	50,735	105,365	103,391
	$215,293	$208,449	$428,174	$410,506
Operating income (loss) (1):
Solid Capacitors	$38,386	$25,386	$68,120	$38,178
Film and Electrolytic	(917)	(2,211)	(6,993)	(8,513)
Unallocated operating expenses	(24,699)	(21,590)	(48,963)	(46,292)
	$12,770	$1,585	$12,164	$(16,627)
Depreciation and amortization expense:
Solid Capacitors	$5,463	$7,302	$10,941	$14,612
Film and Electrolytic	3,201	3,183	7,018	7,598
Corporate	1,513	1,466	3,015	3,380
	$10,177	$11,951	$20,974	$25,590

___________________

(1)	Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Restructuring charges:
Solid Capacitors	$169	$99	$1,399	$3,145
Film and Electrolytic	1,500	1,062	1,989	2,472
Corporate	18	203	129	357
	$1,687	$1,364	$3,517	$5,974
___________________

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Sales by region:
North and South America (“Americas”)	$72,167	$65,398	$138,150	$124,751
Europe, Middle East, Africa (“EMEA”)	69,930	68,166	147,135	141,157
Asia and Pacific Rim (“APAC”)	73,196	74,885	142,889	144,598
	$215,293	$208,449	$428,174	$410,506

The following table reflects each business group’s total assets as of September 30, 2014 and March 31, 2014 (amounts in thousands):

	September 30, 2014	March 31, 2014
Total assets:
Solid Capacitors	$475,009	$479,377
Film and Electrolytic	254,396	287,861
Corporate	87,822	76,429
	$817,227	$843,667

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2014 and 2013 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended September 30,		Quarters Ended September 30,
	2014	2013	2014	2013
Net service cost	$338	$332	$—	$—
Interest cost	478	428	6	7
Expected return on net assets	(124)	(110)	—	—
Amortization:
Actuarial (gain) loss	76	79	(52)	(61)
Prior service cost	5	1	—	—
Total net periodic benefit (income) costs	$773	$730	$(46)	$(54)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the six month periods ended September 30, 2014 and 2013 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Six Month Periods Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Net service cost	$676	$663	$—	$—
Interest cost	957	856	12	12
Expected return on net assets	(247)	(219)	—	—
Amortization:
Actuarial (gain) loss	132	157	(104)	(131)
Prior service cost	9	2	—	—
Net curtailment and settlement gain on benefit plans	—	—	—	—
Total net periodic benefit (income) costs	$1,527	$1,459	$(92)	$(119)

In fiscal year 2015, the Company expects to contribute up to $1.6 million to the pension plans, $0.5 million of which has been contributed as of September 30, 2014.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 9. Stock-based Compensation

The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. At September 30, 2014, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (as amended by the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan) (the “2011 Incentive Plan”).  Upon adoption and approval of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company's prior plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of: (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to three years and expire ten years from the grant date. The Company grants restricted stock units to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. Once vested and settled, restricted stock units are converted into restricted stock and cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.

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

The compensation expense associated with stock-based compensation for the quarters ended September 30, 2014 and 2013 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended September 30, 2014			Quarter Ended September 30, 2013
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$61	$21	$276	$135	$(31)	$124
Selling, general and administrative expenses	86	66	344	137	72	169
Research and development	5	—	99	9	—	44
Total	$152	$87	$719	$281	$41	$337

The compensation expense associated with stock-based compensation for the six month periods ended September 30, 2014 and 2013 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Six Month Period Ended September 30, 2014			Six Month Period Ended September 30, 2013
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$169	$44	$492	$273	$32	$238
Selling, general and administrative expenses	201	244	632	284	305	383
Research and development	9	—	161	20	—	93
Total	$379	$288	$1,285	$577	$337	$714

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters and six month periods ended September 30, 2014, and 2013. Approximately six thousand and twenty-eight thousand stock options were exercised in the six month periods ended September 30, 2014 and 2013, respectively.

Note 10. Income Taxes

During the quarter ended September 30, 2014, the Company incurred $2.6 million of income tax expense which is related to income taxes for continuing foreign operations. Income tax expense for the six month period ended September 30, 2014 was $3.9 million related to income taxes for continuing foreign operations. In addition, the Company incurred $1.0 million income tax expense for the quarter ended September 30, 2014 and $1.9 million of income tax expense for the six month period ended September 30, 2014 related to the income (loss) from discontinued operations.

During the quarter ended September 30, 2013, the Company incurred $1.4 million of income tax expense which was comprised of $1.3 million related to income taxes for continuing foreign operations and $0.1 million of state income tax expense. Income tax expense for the six month period ended September 30, 2013 was $3.3 million, comprised of $3.2 million related to income taxes for foreign operations and $0.1 million of state income tax expense. In addition, the Company incurred $0.1 million income tax benefit for the quarter ended September 30, 2013 and $0.4 million of income tax benefit for the six month period ended September 30, 2013 related to the income (loss) from discontinued operations.

There is no U.S. federal income tax benefit from the quarters and six month periods ended September 30, 2014 and 2013 due to a valuation allowance recorded on deferred tax assets.

Note 11. Basic and Diluted Net Income (Loss) Per Common Share

The following table presents basic EPS and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended September 30,		Quarters Ended Six Month Periods Ended September 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$7,730	$(11,945)	$(2,753)	$(45,575)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $1,017, $(124), $1,935 and $(360), respectively	(1,400)	(1,151)	5,543	(2,661)
Net income (loss)	$6,330	$(13,096)	$2,790	$(48,236)
Denominator:
Weighted-average shares outstanding:
Basic	45,400	45,092	45,337	45,057
Assumed conversion of employee stock grants	430	—	463	—
Assumed conversion of warrants	6,691	—	6,762	—
Diluted	52,521	45,092	52,562	45,057
Net income (loss) per basic share:
Income (loss) from continuing operations	$0.17	$(0.26)	$(0.06)	$(1.01)
Income (loss) from discontinued operations	$(0.03)	$(0.03)	$0.12	$(0.06)
Net income (loss)	$0.14	$(0.29)	$0.06	$(1.07)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.15	$(0.26)	$(0.05)	$(1.01)
Income (loss) from discontinued operations	$(0.03)	$(0.03)	$0.11	$(0.06)
Net income (loss)	$0.12	$(0.29)	$0.06	$(1.07)

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Assumed conversion of employee stock grants	1,001	2,234	1,030	1,941
Assumed conversion of warrants	—	6,371	—	6,540

Note 12. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer accounted for over 10% of the Company’s net sales in the quarters and six month periods ended September 30, 2014 and 2013.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of September 30, 2014 and March 31, 2014.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 44% and 43% of the Company’s net sales in the six month periods ended September 30, 2014 and 2013, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

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

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
September 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$641	$29,984	$20,951	$—	$51,576
Accounts receivable, net	—	41,010	54,571	—	95,581
Intercompany receivable	320,305	348,367	217,971	(886,643)	—
Inventories, net	—	127,232	61,601	—	188,833
Prepaid expenses and other	3,145	16,610	23,415	(2,941)	40,229
Deferred income taxes	—	1,957	4,612	—	6,569
Total current assets	324,091	565,160	383,121	(889,584)	382,788
Property and equipment, net	316	101,498	173,684	—	275,498
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	27,688	7,689	—	35,377
Investment in NEC TOKIN	—	48,449	—	—	48,449
Investments in subsidiaries	421,754	424,312	30,285	(876,351)	—
Restricted cash	—	12,955	—	—	12,955
Deferred income taxes	—	969	5,454	—	6,423
Other assets	4,750	14,486	917	—	20,153
Long-term intercompany receivable	74,603	58,634	2,800	(136,037)	—
Total assets	$825,514	$1,289,735	$603,950	$(1,901,972)	$817,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,486	$6,800	$540	$—	$25,826
Accounts payable	93	35,621	36,915	—	72,629
Intercompany payable	208,989	590,222	87,432	(886,643)	—
Accrued expenses	25,301	12,692	28,407	—	66,400
Income taxes payable and deferred income taxes	—	2,923	363	(2,941)	345
Total current liabilities	252,869	648,258	153,657	(889,584)	165,200
Long-term debt, less current portion	357,807	6,449	12,000	—	376,256
Other non-current obligations	—	3,626	48,620	—	52,246
Deferred income taxes	—	4,191	4,496	—	8,687
Long-term intercompany payable	—	74,603	61,434	(136,037)	—
Stockholders’ equity	214,838	552,608	323,743	(876,351)	214,838
Total liabilities and stockholders’ equity	$825,514	$1,289,735	$603,950	$(1,901,972)	$817,227

Condensed Consolidating Balance Sheet (1)
March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$616	$22,200	$35,113	$—	$57,929
Accounts receivable, net	—	49,462	49,485	—	98,947
Intercompany receivable	318,582	329,211	203,018	(850,811)	—
Inventories, net	—	119,340	68,634	—	187,974
Prepaid expenses and other	3,146	15,286	21,380	(2,941)	36,871
Deferred income taxes	—	1,022	5,673	—	6,695
Current assets of discontinued operations	—	—	12,160	—	12,160
Total current assets	322,344	536,521	395,463	(853,752)	400,576
Property and equipment, net	329	104,874	187,445	—	292,648
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	28,380	8,804	—	37,184
Investment in NEC TOKIN	—	46,419	—	—	46,419
Investments in subsidiaries	402,090	424,386	30,285	(856,761)	—
Restricted cash	—	13,512	—	—	13,512
Deferred income taxes	—	1,010	5,768	—	6,778
Other assets	5,415	3,895	820	—	10,130
Non-current assets of discontinued operations	—	—	836	—	836
Long-term intercompany receivable	81,746	60,663	2,801	(145,210)	—
Total assets	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,988	$—	$1,309	$—	$7,297
Accounts payable	84	36,579	38,155	—	74,818
Intercompany payable	176,624	570,535	103,652	(850,811)	—
Accrued expenses	34,236	13,698	28,534	—	76,468
Income taxes payable and deferred income taxes	—	2,909	1,012	(2,941)	980
Current liabilities of discontinued operations	—	—	7,269	—	7,269
Total current liabilities	216,932	623,721	179,931	(853,752)	166,832
Long-term debt, less current portion	372,251	6,449	12,592	—	391,292
Other non-current obligations	857	3,311	51,696	—	55,864
Deferred income taxes	—	3,258	1,945	—	5,203
Non-current liabilities of discontinued operations	—	—	2,592	—	2,592
Long-term intercompany payable	—	81,747	63,463	(145,210)	—
Stockholders’ equity	221,884	536,758	320,003	(856,761)	221,884
Total liabilities and stockholders’ equity	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667

(1) Derived from audited financial statements.

Condensed Consolidating Statement of Operations
For the Quarter Ended September 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$57	$250,019	$198,983	$(233,766)	$215,293
Operating costs and expenses:
Cost of sales	561	211,328	175,839	(218,190)	169,538
Selling, general and administrative expenses	13,056	15,071	12,959	(15,576)	25,510
Research and development	140	4,247	1,951	—	6,338
Restructuring charges	—	192	1,495	—	1,687
Net (gain) loss on sales and disposals of assets	(9)	43	(584)	—	(550)
Total operating costs and expenses	13,748	230,881	191,660	(233,766)	202,523
Operating income (loss)	(13,691)	19,138	7,323	—	12,770
Interest income	—	—	(3)		(3)
Interest expense	9,726	263	298		10,287
Other (income) expense, net	(12,975)	9,355	(3,975)	—	(7,595)
Equity in earnings of subsidiaries	(16,772)	—	—	16,772	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	6,330	9,520	11,003	(16,772)	10,081
Income tax expense	—	210	2,373	—	2,583
Income (loss) from continuing operations before equity income from NEC TOKIN	6,330	9,310	8,630	(16,772)	7,498
Equity income (loss) from NEC TOKIN	—	232	—	—	232
Income (loss) from continuing operations	6,330	9,542	8,630	(16,772)	7,730
Income (loss) from discontinued operations	—	593	(1,993)	—	(1,400)
Net income (loss)	$6,330	$10,135	$6,637	$(16,772)	$6,330

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended September 30, 2014
(Unaudited)

Comprehensive income (loss)	$(44)	$14,431	$(1,933)	$(16,772)	$(4,318)

Condensed Consolidating Statement of Operations
For the Quarter Ended September 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$67	$245,786	$208,798	$(246,202)	$208,449
Operating costs and expenses:
Cost of sales	299	222,882	184,945	(230,594)	177,532
Selling, general and administrative expenses	9,944	16,075	11,904	(15,608)	22,315
Research and development	54	3,791	1,766	—	5,611
Restructuring charges	—	446	918	—	1,364
Net (gain) loss on sales and disposals of assets	—	18	24	—	42
Total operating costs and expenses	10,297	243,212	199,557	(246,202)	206,864
Operating income (loss)	(10,230)	2,574	9,241	—	1,585
Non-operating (income) expense:
Interest income	(3)	—	(8)	—	(11)
Interest expense	10,065	226	(383)	—	9,908
Other (income) expense, net	(9,915)	9,639	1,222	—	946
Equity in earnings of subsidiaries	2,703	—	—	(2,703)	—
Income (loss) from continuing operations before income taxes	(13,080)	(7,291)	8,410	2,703	(9,258)
Income tax expense	—	33	1,411	—	1,444
Income (loss) from continuing operations before equity loss from NEC TOKIN	(13,080)	(7,324)	6,999	2,703	(10,702)
Equity income (loss) from NEC TOKIN	—	(1,243)	—	—	(1,243)
Income (loss) from continuing operations	(13,080)	(8,567)	6,999	2,703	(11,945)
Income (loss) from discontinued operations	(16)	(250)	(885)	—	(1,151)
Net income (loss)	$(13,096)	$(8,817)	$6,114	$2,703	$(13,096)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended September 30, 2013
(Unaudited)

Comprehensive income (loss)	$(10,576)	$(9,936)	$10,608	$2,703	$(7,201)

Condensed Consolidating Statement of Operations
For the Six Month Period Ended September 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$110	$505,596	$400,202	$(477,734)	$428,174
Operating costs and expenses:
Cost of sales	1,025	434,000	360,747	(446,310)	349,462
Selling, general and administrative expenses	24,145	32,223	25,345	(31,424)	50,289
Research and development	206	8,597	4,124	—	12,927
Restructuring charges	—	562	2,955	—	3,517
Net gain (loss) on sales and disposals of assets	(9)	230	(406)	—	(185)
Total operating costs and expenses	25,367	475,612	392,765	(477,734)	416,010
Operating income (loss)	(25,257)	29,984	7,437	—	12,164
Non-operating (income) expense:
Interest income	—	—	(6)	—	(6)
Interest expense	19,524	663	556	—	20,743
Non-operating (income) expense, net	(23,801)	16,799	(4,126)	—	(11,128)
Equity in earnings of subsidiaries	(23,770)	—	—	23,770	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	2,790	12,522	11,013	(23,770)	2,555
Income tax expense	—	233	3,632	—	3,865
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	2,790	12,289	7,381	(23,770)	(1,310)
Equity income (loss) from NEC TOKIN	—	(1,443)	—	—	(1,443)
Income (loss) from continuing operations	2,790	10,846	7,381	(23,770)	(2,753)
Income (loss) from discontinued operations	—	104	5,439	—	5,543
Net income (loss)	$2,790	$10,950	$12,820	$(23,770)	$2,790

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Month Period Ended September 30, 2014
(Unaudited)

Comprehensive income (loss)	$(4,354)	$15,850	$3,815	$(23,770)	$(8,459)

Condensed Consolidating Statement of Operations
For the Six Month Period Ended September 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$86	$483,109	$415,743	$(488,432)	$410,506
Operating costs and expenses:
Cost of sales	691	449,930	373,114	(462,690)	361,045
Selling, general and administrative expenses	20,555	28,132	25,450	(25,742)	48,395
Research and development	144	8,066	3,467	—	11,677
Restructuring charges	—	2,380	3,594	—	5,974
Net (gain) loss on sales and disposals of assets	—	18	24	—	42
Total operating costs and expenses	21,390	488,526	405,649	(488,432)	427,133
Operating income (loss)	(21,304)	(5,417)	10,094	—	(16,627)
Non-operating (income) expense:
Interest income	(11)	(3)	(161)	—	(175)
Interest expense	20,194	478	(730)	—	19,942
Other (income) expense, net	(19,975)	20,446	830	—	1,301
Equity in earnings of subsidiaries	26,698	—	—	(26,698)	—
Income (loss) from continuing operations before income taxes	(48,210)	(26,338)	10,155	26,698	(37,695)
Income tax expense (benefit)	—	89	3,171	—	3,260
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(48,210)	(26,427)	6,984	26,698	(40,955)
Equity income (loss) from NEC TOKIN	—	(4,620)	—	—	(4,620)
Income (loss) from continuing operations	(48,210)	(31,047)	6,984	26,698	(45,575)
Income (loss) from discontinued operations	(26)	(567)	(2,068)	—	(2,661)
Net income (loss)	$(48,236)	$(31,614)	$4,916	$26,698	$(48,236)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Month Period Ended September 30, 2013
(Unaudited)

Comprehensive income (loss)	$(44,087)	$(34,978)	$11,752	$26,698	$(40,615)

Condensed
Consolidating Statement of Cash Flows
For the Six Month Period Ended September 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$12,417	$4,666	$(15,489)	$—	$1,594
Investing activities:
Capital expenditures	—	(5,514)	(6,461)	—	(11,975)
Change in restricted cash	—	558	—	—	558
Proceeds from sale of assets	—	2,273	178	—	2,451
Proceeds from sale of discontinued operations	—	—	10,125	—	10,125
Net cash used in investing activities	—	(2,683)	3,842	—	1,159
Financing activities:
Proceeds from revolving line credit	—	14,300	—	—	14,300
Payments of revolving line credit	—	(7,500)	—	—	(7,500)
Deferred acquisition payments	(10,597)	(1,000)	—	—	(11,597)
Payments of long-term debt	(1,820)	—	(1,315)	—	(3,135)
Proceeds from exercise of stock options	25	—	—	—	25
Net cash provided by (used in) financing activities	(12,392)	5,800	(1,315)	—	(7,907)
Net increase (decrease) in cash and cash equivalents	25	7,783	(12,962)	—	(5,154)
Effect of foreign currency fluctuations on cash	—	1	(1,200)	—	(1,199)
Cash and cash equivalents at beginning of fiscal period	616	22,200	35,113	—	57,929
Cash and cash equivalents at end of fiscal period	$641	$29,984	$20,951	$—	$51,576

Condensed Consolidating Statements of Cash Flows
For the Six Month Period Ended September 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(3,747)	$(29,147)	$1,288	$—	$(31,606)
Investing activities:
Capital expenditures		(9,474)	(8,863)	—	(18,337)
Change in restricted cash		2,874		—	2,874
Net cash used in investing activities	—	(6,600)	(8,863)	—	(15,463)
Financing activities:
Proceeds from revolving line credit	—	9,000	12,000	—	21,000
Deferred acquisition payments	(10,452)	(1,000)		—	(11,452)
Payments of long-term debt	(1,404)	(18)		—	(1,422)
Proceeds from exercise of stock options	57			—	57
Net cash provided by (used in) financing activities	(11,799)	7,982	12,000	—	8,183
Net increase (decrease) in cash and cash equivalents	(15,546)	(27,765)	4,425	—	(38,886)
Effect of foreign currency fluctuations on cash	—	(475)	1,083	—	608
Cash and cash equivalents at beginning of fiscal period	17,202	52,056	26,720	—	95,978
Cash and cash equivalents at end of fiscal period	$1,656	$23,816	$32,228	$—	$57,700

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

Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) continued net losses could impact our ability to realize current operating plans and could materially adversely affect our liquidity and our ability to continue to operate; (iii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iv) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased materials; (v) changes in the competitive environment; (vi) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) difficulties, delays or unexpected costs in completing restructuring plans; (ix) equity method investment in NEC TOKIN expose us to a variety of risks; (x) acquisitions and other strategic transactions expose us to a variety of risks; (xi) inability to attract, train and retain effective employees and management; (xii) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xiii) exposure to claims alleging product defects; (xiv) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) the need to reduce the total costs of our products to remain competitive; (xviii) potential limitation on the use of net operating losses to offset possible future taxable income; (xix) restrictions in our debt agreements that limit our flexibility in operating our business; and (xx) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.

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

KEMET operates 21 production facilities in Europe, North America, and Asia, and employs approximately 9,800 employees worldwide. Commodity manufacturing has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the six month period ended September 30, 2014.  During the six month period ended September 30, 2014 we introduced 1,312 new products of which 174 were first to market. In addition, we continue to focus on specialty products which accounted for 40.3% of our revenue over this period.

In fiscal year 2014, we shipped approximately 35 billion capacitors and in the six month period ended September 30, 2014, we shipped approximately 18 billion capacitors. We believe the long-term demand for capacitors will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

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

Recent Developments and Trends

Net sales for the quarter ended September 30, 2014, of $215.3 million increased $2.4 million or 1.1% from $212.9 million for the quarter ended June 30, 2014.  Operating income of $12.8 million improved $13.4 million from an operating loss of $0.6 million in the quarter ended June 30, 2014.

The following items have been reflected in the financial statements for the quarter and six month periods ended September 30, 2014.

Equity Investment

On March 12, 2012, KEMET Electronics Corporation (“KEC”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (representing a 34% economic interest) of NEC TOKIN, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. We believe our equity investment in NEC TOKIN enhances our competitive position. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for its investment in NEC TOKIN using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. In the quarter ended September 30, 2014 and six month period ended

September 30, 2014, we recognized equity income from NEC TOKIN of $0.2 million and equity loss from NEC TOKIN of $1.4 million, respectively.

On August 29, 2014 KEC entered into an amendment to the Option Agreement with NEC, whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN’s common stock (the “First Call Option”) by providing notice of the First Call Option between the Initial Closing and April 30, 2015. Upon providing such notice, but not before April 1, 2015, KEC may also exercise an option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC (the “Second Call Option”) by providing notice of the Second Call Option by May 31, 2018. From April 1, 2015 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC (the "Put Option"). However, in the event that KEC issues new debt securities principally to refinance its outstanding 10.5% senior notes due 2018 and its currently outstanding credit agreement, including amounts to pay related fees and expenses and to use for general corporate purposes (“Refinancing Notes”), prior to NEC’s delivery of its notification of exercise of the Put Option, then the earliest date NEC may exercise the Put Option is automatically extended to the day immediately following the final scheduled maturity date of such Refinancing Notes, or in the event such Refinancing Notes are redeemed in full prior to such final scheduled maturity date, then on the day immediately following the date of such full redemption, but in any event beginning no later than November 1, 2019. If not previously exercised, the Put Option will expire on October 31, 2023.

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

The Company has marked these options to fair value and in the quarter and six month periods ended September 30, 2014 recognized a $6.6 million and $10.7 million gain, respectively, which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations. The line item “Other assets” on the Condensed Consolidated Balance Sheets includes $14.3 million and $3.6 million, respectively as of September 30, 2014 and March 31, 2014 related to the options.

Discontinued Operations

The Film and Electrolytic business group completed the sale of its machinery division in April 2014, which, subject to closing adjustments, resulted in a $5.8 million net gain on sale of the business (after income tax expense) offset by a loss from machinery operations of $0.3 million during the six month period ended September 30, 2014 resulting in a net income on discontinued operations of $5.5 million.

Restructuring

The Company incurred $3.5 million in restructuring charges in the six month period ended September 30, 2014 including $1.3 million of personnel reduction costs. The personnel reductions were caused by planned headcount reductions in Europe (primarily Landsberg, Germany) ($1.0 million) and a global reduction of overhead ($0.3 million). The remaining $2.2 million included $0.7 million for manufacturing relocation costs primarily due to the relocation of equipment from Landsberg, Germany to Suzhou, China and Skopje, Macedonia and $1.3 million due to the shut-down of the Tantalum production line in Evora, Portugal.

 Outlook

For the third quarter of fiscal year 2015, we expect net sales to be within the $204 million to $210 million range and Adjusted gross margin to be within the range of 20% to 22%.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended September 30, 2014 with the quarter ended September 30, 2013

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended September 30,
	2014	% to Total Sales	2013	% to Total Sales
Net sales	$215,293		$208,449
Gross margin	45,755	21.3%	30,917	14.8%
Selling, general and administrative expenses	25,510	11.8%	22,315	10.7%
Research and development	6,338	2.9%	5,611	2.7%
Restructuring charges	1,687	0.8%	1,364	0.7%
Net (gain) loss on sales and disposals of assets	(550)	(0.3)%	42	—
Operating income (loss)	12,770	5.9%	1,585	0.8%
Non-operating (income) expense, net	2,689	1.2%	10,843	5.2%
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	10,081	4.7%	(9,258)	(4.4)%
Income tax expense	2,583	1.2%	1,444	0.7%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	7,498	3.5%	(10,702)	(5.1)%
Equity income (loss) from NEC TOKIN	232	0.1%	(1,243)	(0.6)%
Income (loss) from continuing operations	7,730	3.6%	(11,945)	(5.7)%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $1,017 and $(124), respectively	(1,400)	(0.7)%	(1,151)	(0.6)%
Net income (loss)	$6,330	2.9%	$(13,096)	(6.3)%

Net Sales

Net sales for the quarter ended September 30, 2014 of $215.3 million increased $6.8 million or 3.3% from $208.4 million for the quarter ended September 30, 2013. The increase is due primarily to an increase in Solid Capacitors net sales of $5.3 million driven by an increase in sales in the Americas OEM channel and the EMEA Distributor channel. Overall, sales showed a 1.3% increase in unit sales volumes for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 and net sales were favorably impacted by $0.3 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The following table reflects the percentage of net sales by region for the quarters ended September 30, 2014 and 2013:

	Quarters Ended September 30,
	2014	2013
Americas	34%	31%
EMEA	32%	33%
APAC	34%	36%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended September 30, 2014 and 2013:

	Quarters Ended September 30,
	2014	2013
Distributors	44%	43%
EMS	18%	19%
OEM	38%	38%
	100%	100%

Gross Margin

Gross margin for the quarter ended September 30, 2014 of $45.8 million (21.3% of net sales) increased $14.8 million or 48.0% from $30.9 million (14.8% of net sales) for the quarter ended September 30, 2013.  The primary contributors to the increase in gross margin as a percentage of net sales was an improvement in the gross margin for Solid Capacitors due to an increase in specialty and polymer product sales, continued vertical integration activities, and a decrease in manufacturing costs as a result of moving production from Evora, Portugal to Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses of $25.5 million (11.8% of net sales) for the quarter ended September 30, 2014 increased $3.2 million or 14.3% from $22.3 million (10.7% of net sales) for the quarter ended September 30, 2013. The increase is attributable primarily to the following items: $2.1 million increase in payroll and related fringe benefit expenses, $1.1 million increase in legal and professional fees, $0.4 million increase in information technology expenses related to software maintenance, and $0.4 million increase in NEC TOKIN investment related expenses. Partially offsetting these increases was a $0.7 million decrease in ERP integration costs.

Research and Development

Research and Development ("R&D") expenses of $6.3 million (2.9% of net sales) for the quarter ended September 30, 2014 increased $0.7 million or 13.0% compared to $5.6 million (2.7% of net sales) for the quarter ended September 30, 2013 primarily as a result of headcount increases and engineering activities related to new product introduction.

Restructuring Charges

Restructuring charges of $1.7 million for the quarter ended September 30, 2014 increased $0.3 million or 23.7% from $1.4 million for the quarter ended September 30, 2013.

Restructuring charges in the quarter ended September 30, 2014 include $1.1 million of personnel reduction costs due to planned headcount reductions in Europe (primarily Landsberg, Germany) and $0.5 million of manufacturing relocation costs primarily due to the relocation of equipment to Suzhou, China and Pontecchio, Italy along with costs associated with the shut-down of the Tantalum production line in Evora, Portugal.

Restructuring charges in the quarter ended September 30, 2013 included $0.8 million related to personnel reduction costs which is primarily comprised of the following: $0.5 million related to the Company’s initiative to reduce overhead and$0.3 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $0.5 million in the quarter ended September 30, 2013 due to the consolidation of manufacturing facilities within Italy and relocation of manufacturing equipment to Evora, Portugal and Skopje, Macedonia.

Operating Income (Loss)

Operating income of $12.8 million for the quarter ended September 30, 2014 improved $11.2 million from operating income of $1.6 million for the quarter ended September 30, 2013.  The improvement was attributable primarily to a $14.8 million increase in gross margin and a $0.6 million gain on sales and disposals of assets. These improvements were partially offset by a $3.2 million increase in SG&A expenses, a $0.3 million increase in Restructuring charges and a $0.7 million increase in R&D expenses.

Non-Operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $2.7 million for the quarter ended September 30, 2014, compared to an expense of $10.8 million for the quarter ended September 30, 2013.  During the quarter ended September 30, 2014, we recognized a $1.4 million gain on foreign currency exchange compared to a $0.5 million foreign currency exchange loss for the quarter ended September 30, 2013 primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  Interest expense for the second quarter of fiscal year 2015 increased $0.4 million compared to the second quarter of fiscal year 2014 due primarily to a decrease in capitalized interest. In addition, in the quarter ended September 30, 2014, we recognized a $6.6 million increase in the value of the NEC TOKIN options.

Income Taxes

Income tax expense of $2.6 million for the quarter ended September 30, 2014 increased $1.1 million compared to income tax expense of $1.4 million for the quarter ended September 30, 2013.  During the quarter ended September 30, 2014, the income tax expense was comprised of a $2.6 million charge related to income taxes for continuing foreign operations.  During the quarter ended September 30, 2013, the Company incurred $1.4 million of income tax expense which was comprised of $1.3 million related to income taxes for foreign operations and $0.1 million of state income tax expense.

There was no U.S. federal income tax benefit for the quarters ended September 30, 2014 and 2013 due to a valuation allowance recorded on deferred tax assets.

Equity Income (Loss) From NEC TOKIN

Equity income related to NEC TOKIN of $0.2 million for the quarter ended September 30, 2014 improved $1.5 million compared to an Equity loss of $1.2 million for the quarter ended September 30, 2013 due primarily to a reduction in personnel costs, improvements in manufacturing efficiencies and favorable impact in foreign currency exchange rate.

Discontinued Operations

Loss from discontinued operations of $1.4 million for the quarter ended September 30, 2014, increased $0.2 million compared to a loss of $1.2 million for the quarter ended September 30, 2013.  The machinery division was sold in April, 2014.

Business Groups Comparison of the Quarter Ended September 30, 2014 with the Quarter Ended September 30, 2013

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended September 30, 2014 and 2013 (amounts in thousands):

	Quarters Ended September 30,
	2014	2013
Net sales:
Solid Capacitors	$163,019	$157,714
Film and Electrolytic	52,274	50,735
Total	$215,293	$208,449
Operating income (loss):
Solid Capacitors	$38,386	$25,386
Film and Electrolytic	(917)	(2,211)
Unallocated operating expenses	(24,699)	(21,590)
Total	$12,770	$1,585

Solid Capacitors

The following table sets forth net sales, Operating income (loss), and Operating income (loss) as a percentage of net sales for our Solid Capacitors business group for the quarters ended September 30, 2014 and 2013 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$98,844		$100,207
Ceramic product line net sales	64,175		57,507
Solid Capacitors net sales	$163,019		$157,714
Solid Capacitors operating income (loss)	$38,386	23.5%	$25,386	16.1%

Net Sales

Solid Capacitors net sales of $163.0 million for the quarter ended September 30, 2014 increased $5.3 million or 3.4% from $157.7 million for the quarter ended September 30, 2013 primarily as a result of increased sales within the Ceramic product line ("Ceramic").

Ceramic net sales of $64.2 million for the quarter ended September 30, 2014 increased $6.7 million or 11.6% from $57.5 million for the quarter ended September 30, 2013, driven primarily by an increase in net sales within the Americas OEM channel and the EMEA distributor channel. Tantalum product line net sales of $98.8 million for the quarter ended September 30, 2014 decreased $1.4 million or 1.4% from $100.2 million for the quarter ended September 30, 2013, driven primarily by a decrease in sales in the APAC region.

 Segment Operating Income (Loss)

Segment operating income of $38.4 million for the quarter ended September 30, 2014 increased $13.0 million or 51.2% from $25.4 million in the quarter ended September 30, 2013 primarily as a result of a $13.4 million increase in gross margin partially offset by a $0.4 million increase in operating expenses (Restructuring, SG&A and R&D). The increase in gross margin was driven by an increase in specialty product sales, continued vertical integration activities, and a decrease in manufacturing costs as a result of moving production from Evora, Portugal to Mexico.

Film and Electrolytic

The following table sets forth net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended September 30, 2014 and 2013 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$52,274		$50,735
Operating income (loss)	(917)	(1.8)%	(2,211)	(4.4)%

Net Sales

Film and Electrolytic net sales of $52.3 million for the quarter ended September 30, 2014 increased $1.5 million or 3.0% from $50.7 million for the quarter ended September 30, 2013.  The increase in net sales was driven by an 8.6% increase in unit sales volumes driven by higher customer demand in all regions partially offset by a decline in average selling prices of 4.6% due to pricing pressure and an increase in unit sales volume for products with lower average selling prices.  The Film and Electrolytic capacitor net sales were favorably impacted by $0.3 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Income (Loss)

Segment operating loss of $0.9 million for the quarter ended September 30, 2014 improved $1.3 million or 58.5% from a loss of $2.2 million in the quarter ended September 30, 2013.  The improvement in segment operating loss was primarily attributable to a $1.5 million improvement in gross margin and $0.5 million lower operating expenses. These improvements were partially offset by a $0.2 million increase in SG&A expenses and a $0.4 million increase in restructuring charges.

Consolidated Comparison of the Six Month Period Ended September 30, 2014 with the Six Month Period Ended September 30, 2013

The following table sets forth the Condensed Consolidated Statements of Operations for the six month periods ended September 30, 2014 and 2013 (amounts in thousands):

	Six Month Periods Ended September 30,
	2014	% to Total Sales	2013	% to Total Sales
Net sales	$428,174		$410,506
Gross margin	78,712	18.4%	49,461	12.0%
Selling, general and administrative expenses	50,289	11.7%	48,395	11.8%
Research and development	12,927	3.0%	11,677	2.8%
Restructuring charges	3,517	0.8%	5,974	1.5%
Net (gain) loss on sales and disposals of assets	(185)	—%	42	—%
Operating income (loss)	12,164	2.8%	(16,627)	(4.1)%
Other (income) expense, net	9,609	2.2%	21,068	5.1%
Income (loss) from continuing operations before income taxes and equity income from NEC TOKIN	2,555	0.6%	(37,695)	(9.2)%
Income tax expense	3,865	0.9%	3,260	0.8%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(1,310)	(0.3)%	(40,955)	(10.0)%
Equity income (loss) from NEC TOKIN	(1,443)	(0.3)%	(4,620)	(1.1)%
Income (loss) from continuing operations	(2,753)	(0.6)%	(45,575)	(11.1)%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $1,935 and $(360), respectively	5,543	1.3%	(2,661)	(0.6)%
Net income (loss)	$2,790	0.7%	$(48,236)	(11.8)%

Net Sales

Net sales of $428.2 million for the six month period ended September 30, 2014 increased $17.7 million or 4.3% from $410.5 million for the six month period ended September 30, 2013. The increase is due primarily to an increase in Solid Capacitors of $15.7 million driven by an increase in sales in the Americas from the OEM and EMEA Distributor channels. Overall sales of the Company showed a 2.8% increase in unit sales volumes for the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013 and net sales were favorably impacted by $2.9 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The following table reflects the percentage of net sales by region for the six month periods ended September 30, 2014 and 2013:

	Six Month Periods Ended September 30,
	2014	2013
Americas	33%	31%
EMEA	34%	34%
APAC	33%	35%
	100%	100%

The following table reflects the percentage of net sales by channel for the six month periods ended September 30, 2014 and 2013:

	Six Month Periods Ended September 30,
	2014	2013
Distributors	45%	44%
EMS	17%	18%
OEM	38%	38%
	100%	100%

Gross Margin

Gross margin of $78.7 million (18.4% of net sales) for the six month period ended September 30, 2014 increased $29.3 million or 59.1% from $49.5 million (12.0% of net sales) in the six month period ended September 30, 2013.  The primary contributor to the increase in gross margin as a percentage of net sales was an improvement in the gross margin for Solid Capacitors of $28.1 million primarily driven by an $11.6 million cost reduction achieved through vertical integration and a decrease in obsolescence reserve expense primarily related to the $3.9 million reserve for inventory held by a third party recorded in the six month period ended September 30, 2013. In addition, there were increases in specialty product sales a shift in product line mix to higher margin products, and a decrease in manufacturing costs as a result of moving production from Evora, Portugal to Mexico.

Selling, General and Administrative Expenses

SG&A expenses of $50.3 million (11.7% of net sales) for the six month period ended September 30, 2014 increased $1.9 million or 3.9% compared to $48.4 million (11.8% of net sales) for the six month period ended September 30, 2013.  The increase consists primarily of the following items: a $1.9 million increase in payroll and related fringe benefit expenses, $1.0 million increase in legal and professional fees, and $0.6 million increase in information technology expenses related to leased equipment and software maintenance. Partially offsetting these increases was a $0.8 million decrease in ERP integration costs, $0.5 million decrease in depreciation expense, and $0.4 million decrease in NEC TOKIN investment related expenses.

Research and Development

R&D expenses of $12.9 million (3.0% of net sales) for the six month period ended September 30, 2014 increased $1.3 million or 10.7% compared to $11.7 million (2.8% of net sales) for the six month period ended September 30, 2013. The increase resulted primarily as a result of headcount increases and engineering activities related to new product introduction.

Restructuring Charges

Restructuring charges of $3.5 million for the six month period ended September 30, 2014 decreased $2.5 million or 41.1% from $6.0 million for the six month period ended September 30, 2013.  The personnel reductions of $1.3 million were caused by planned headcount reductions in Europe (primarily Landsberg, Germany) ($1.0 million) and a global reduction of overhead ($0.3 million). The remaining $2.2 million included $0.7 million for manufacturing relocation costs primarily due to the relocation of equipment from Landsberg, Germany to Suzhou, China and Pontecchio, Italy and consolidation of manufacturing facilities within Italy and $1.3 million due to the shut-down of the Tantalum production line in Evora, Portugal.

The Company incurred $6.0 million in restructuring charges in the six month period ended September 30, 2013 including $5.0 million related to personnel reduction costs which is primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.2 million related to the reduction of the Solid Capacitor production workforce in Mexico, $1.1 million related to the Company’s initiative to reduce overhead, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.  The expense related to CIGS is as a result of an agreement with the labor union which allowed the Company to place up to 170 employees, on a rotation basis, on the CIGS plan to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a maximum of 12 months during the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program and upon termination of the plan, the affected employees return to work. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.0 million due to the consolidation of manufacturing facilities within Italy and relocation of manufacturing equipment to Evora, Portugal and Skopje, Macedonia.

Operating Income (Loss)

KEMET's Operating income of $12.2 million for the six month period ended September 30, 2014, improved $28.8 million or 173.2% from the Operating loss of $16.6 million for the six month period ended September 30, 2013. The improvement is attributable primarily to a $29.3 million increase in gross margin, a $2.5 million decrease in Restructuring charges and a gain on disposal of fixed assets. These improvements were partially offset by a $1.9 million increase in SG&A expense and $1.3 million increase in R&D expenses.

Non-operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $9.6 million for the six month period ended September 30, 2014, compared to an expense of $21.1 million for the six month period ended September 30, 2013.  The decrease is primarily due to the recognition of a $10.7 million increase in the value of the NEC TOKIN options for the six month period ended September 30, 2014 compared to $0.4 million decrease in the value of the NEC TOKIN options for the six month period ended September 30, 2013 and also a $0.8 million foreign currency exchange gain during the six month period ended September 30, 2014 compared to a $0.1 million foreign currency exchange gain for the six month period ended September 30, 2013, which was primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar. Partially offsetting these decreases was an increase in interest expense for the six month period ended September 30, 2014 of $0.9 million from the six month period ended September 30, 2013 primarily due to a decrease in capitalized interest.

Income Taxes

Income tax expense of $3.9 million for the six month period ended September 30, 2014 was comprised of $3.6 million related to income taxes for foreign operations and a $0.3 million income tax expense related to uncertain tax positions in a foreign jurisdiction. Income tax expense for the six month period ended September 30, 2013, was $3.3 million, comprised of $3.2 million related to income taxes for foreign operations and $0.1 million of state income tax expense.

There was no U.S. federal income tax benefit from the six month periods ended September 30, 2014, and 2013 losses due to a valuation allowance on deferred tax assets.

Equity Income (Loss) from NEC TOKIN

Equity loss related to NEC TOKIN was $1.4 million for the six month period ended September 30, 2014 compared to a $4.6 million equity loss for the six month period ended September 30, 2013 due primarily to a reduction in personnel costs, improvements in manufacturing efficiencies and favorable impact in foreign currency exchange rate.

Discontinued Operations

Income from discontinued operations of $5.5 million for the six month period ended September 30, 2014, increased $8.2 million compared to a loss of $2.7 million for six month period ended September 30, 2013. The improvement is the result of the sale of the machinery division in April 2014, which, subject to closing adjustments, preliminarily resulted in $5.8 million net gain on sale of the business (after income tax expense) offset by a loss from machinery operations of $0.3 million during the six month period ended September 30, 2014.

Business Groups Comparison of the Six Month Period Ended September 30, 2014 with the Six Month Period Ended September 30, 2013

The following table reflects each business group’s net sales and operating income (loss) for the six month periods ended September 30, 2014 and 2013 (amounts in thousands):

	Six Month Periods Ended September 30,
	2014	2013
Net sales:
Solid Capacitors	$322,809	$307,115
Film and Electrolytic	105,365	103,391
	$428,174	$410,506
Operating income (loss):
Solid Capacitors	$68,120	$38,178
Film and Electrolytic	(6,993)	(8,513)
Unallocated operating expenses	(48,963)	(46,292)
	$12,164	$(16,627)

Solid Capacitors

The following table sets forth net sales, Operating income and Operating income as a percentage of net sales for our Solid Capacitors business group for the six month periods ended September 30, 2014 and 2013 (amounts in thousands, except percentages):

	Six Month Periods Ended September 30,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$196,787		$194,346
Ceramic product line net sales	126,022		112,769
Solid Capacitors net sales	$322,809		$307,115
Solid Capacitor operating income (loss)	$68,120	21.1%	$38,178	12.4%

Net Sales

Solid Capacitors net sales of $322.8 million for the six month period ended September 30, 2014 increased $15.7 million or 5.1% from $307.1 million for the six month period ended September 30, 2013.  Tantalum product line net sales of $196.8 million for the six month period ended September 30, 2014, increased $2.4 million or 1.3% from $194.3 million for the six month period ended September 30, 2013. Ceramic net sales of $126.0 million for the six month period ended September 30, 2014, increased $13.3 million or 11.8% from $112.8 million for the six month period ended September 30, 2013.  The overall Solid Capacitors increase was primarily driven by an increase in sales in the Americas and EMEA regions, which was partially offset by a decrease in sales in the APAC region as shown in the following table:

	Six Month Periods Ended September 30,		Change in Net Sales
	2014	2013
Americas	$126.4	$110.6	$15.8
EMEA	$78.8	$76.5	$2.3
APAC	$117.6	$120.0	$(2.4)

Segment Operating Income (Loss)

Segment Operating income of $68.1 million for the six month period ended September 30, 2014 increased $29.9 million or 78.4% from $38.2 million for the six month period ended September 30, 2013.  The increase was attributable primarily to an increase in gross profit of $28.1 million driven by increases in specialty product sales, continued vertical integration activities, and lower manufacturing costs due to moving production from Evora, Portugal to Mexico. Other improvements include a $0.6 million decrease in SG&A expenses due primarily to a decrease in integration expenses and a $1.7 million decrease in restructuring charges. Partially offsetting these improvements was a $0.5 million increase in R&D expenses.

Film and Electrolytic

The following table sets forth net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the six month periods ended September 30, 2014 and 2013 (amounts in thousands, except percentages):

	Six Month Periods Ended September 30,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$105,365		$103,391
Operating income (loss)	(6,993)	(6.6)%	(8,513)	(8.2)%

Net Sales

Film and Electrolytic net sales of $105.4 million for the six month period ended September 30, 2014 increased $2.0 million or 1.9% from $103.4 million for the six month period ended September 30, 2013.  Film and Electrolytic net sales were favorably impacted by $2.9 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar which was offset by a decrease in average selling prices due to shift in product line mix and pricing pressures.

Segment Operating Income (Loss)

Segment Operating loss of $7.0 million for the six month period ended September 30, 2014, improved $1.5 million or 17.9% from $8.5 million for the six month period ended September 30, 2013.  The improvement was primarily attributable to a $1.1 million improvement in gross margin, a $0.5 million decrease in restructuring charges, and a $0.2 million decrease in operating expenses due to a gain on disposal of fixed assets. Partially offsetting these improvements was a $0.3 million increase in R&D expenses.

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

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50.0 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower).  The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30.0 million and the total facility does not exceed $50.0 million.  Pursuant to an amendment to the Loan and Security Agreement entered into on April 30, 2014, the facilities expire on December 31, 2015. A portion of the U.S. facility and of the Singapore facility can be used to issue letters of credit.  One letter of credit totaling $16.0 million was outstanding under the Loan and Security Agreement as of September 30, 2014. There was $25.2 million in borrowings against the Loan and Security Agreement as of September 30, 2014.  As of September 30, 2014 our borrowing capacity under the Loan and Security Agreement was $0.3 million.

Advanced Payment from OEM

On August 28, 2012, we entered into and amended an agreement (the “Agreement”) with an OEM, pursuant to which the OEM agreed to advance KEMET $24.0 million (the “Advance Payment”).  On October 22, 2012 we received the Advance Payment from the OEM. As of September 30, 2014 and March 31, 2014, the Company had $18.6 million and $20.4 million, respectively, outstanding to the OEM.  On a monthly basis starting in June 2013, the Company began repaying the OEM by an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month.  Pursuant to the terms of the Agreement, the percentage of the aggregate purchase price of capacitors sold to the OEM used to repay the Advance Payment will double, and the total amount to be repaid will not exceed $2.0 million per month, in the event that (1) the OEM provides evidence that the price charged by KEMET for a particular capacitor during any prior quarter was equal to or greater than 110% of the price paid by the OEM or its affiliates for a third-party part qualified for the same product, and shipping in volume during such period; and, (2) agreement cannot be reached between the OEM and KEMET for a price adjustment during the current quarter which would bring our price within 110% of the third-party price.  In June 2015, the remaining outstanding balance, if any, is due in full.  Pursuant to the terms of the Agreement, we delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012 which reduced our availability under the Loan and Security Agreement.

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

Short-term Liquidity

KEMET's total cash and restricted cash balance as of September 30, 2014 was $64.5 million.  Unrestricted cash and cash equivalents as of September 30, 2014, of $51.6 million decreased $6.4 million from $57.9 million as of March 31, 2014.  Our net working capital (current assets less current liabilities) as of September 30, 2014, was $217.6 million compared to $233.7 million as of March 31, 2014. Cash and cash equivalents held by our foreign subsidiaries totaled $21.0 million and $35.1 million at September 30, 2014, and March 31, 2014, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. taxes on the undistributed foreign earnings.

We have taken steps to improve our operating results by moving headcount to lower cost locations and vertically integrating our supply chain.  Based on our current operating plans, we believe that domestic cash and cash equivalents will continue to be sufficient to fund our operating requirements for the next twelve months, including $38.1 million in interest payments, $20.0 million to $25.0 million in expected capital expenditures, $18.6 million related to the Advance Payment discussed above, $8.0 million in deferred acquisition payments, $3.0 million in restructuring payments, and $7.3 million in debt principal payments.  As of September 30, 2014, our borrowing capacity under the revolving line of credit was $0.3 million.  The revolving line of credit expires on December 31, 2015.

Should we require more capital than is generated by our operations or available through our revolving line of credit, we believe we could raise capital through debt issuances or the sale of certain non-core assets.  However, due to market conditions beyond our control, there can be no assurance that we would be able to complete such an offering or sale transaction. The incurrence of additional debt may result in increased interest expense.

Cash and cash equivalents decreased $6.4 million for the six month period ended September 30, 2014, as compared with a decrease of $38.3 million during the six month period ended September 30, 2013.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Six Month Periods Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$1,594	$(31,606)
Net cash provided by (used in) investing activities	1,159	(15,463)
Net cash provided by (used in) financing activities	(7,907)	8,183
Effect of foreign currency fluctuations on cash	(1,199)	608
Net increase (decrease) in cash and cash equivalents	$(6,353)	$(38,278)

Operations

Cash provided by operating activities in the six month period ended September 30, 2014 of $1.6 million improved $33.2 million compared to cash used in operating activities of $31.6 million in the six month period ended September 30, 2013. The improvement was primarily a result of a $24.6 million increase in operating cash flows led by an improvement in net income (loss) and partially offset by changes in the following: depreciation and amortization, net (gain) loss on sales and disposals of assets, non-cash interest expense, change in value of NEC Tokin options, equity (gain) loss from NEC Tokin, stock based compensation, pension and post-retiree plans, deferred income taxes, and write down of long-lived assets.

The change in operating assets resulted in a $4.0 million increase in cash in the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013, related primarily to a decrease in accounts receivable. In the six month period ended September 30, 2014, a decrease in accounts receivable generated $4.8 million in cash, compared to the six month period ended September 30, 2013, during which an increase in accounts receivable used $6.8 million in cash. Additionally, in the six month period ended September 30, 2014, an increase in prepaid expenses used $4.0 million in cash, compared to the six month period ended September 30, 2013, during which an increase in prepaid expenses used $1.1 million in cash.

The change in operating liabilities resulted in a $4.6 million increase in cash in the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013, related primarily to an increase in accrued expenses. In the six month period ended September 30, 2014, a decrease in accrued expenses used $0.5 million in cash compared to the six month period ended September 30, 2013, during which a decrease in accrued expenses used $12.4 million in cash. Additionally, in the six month period ended September 30, 2014, a decrease in accounts payable and income taxes payable used $2.8 million in cash compared to the six month period ended September 30, 2013, during which an increase in accounts payable and income taxes payable generated $2.8 million in cash.

Investing

Cash provided by investing activities in the six month period ended September 30, 2014 of $1.2 million increased $16.6 million from cash used in investing activities of $15.5 million in the six month period ended September 30, 2013, due primarily to cash received from the sale of discontinued operations and a decrease in capital expenditures.
During the six month period ended September 30, 2014, capital expenditures of $12.0 million were related primarily to capacity increases at our manufacturing facilities in Simpsonville, South Carolina and Granna, Sweden, as well as completion of our manufacturing facility in Pontecchio, Italy. In addition we received $10.1 million for the sale of discontinued operations, and restricted cash related to the Advance Payment provided cash of $0.6 million.

In comparison, during the six month period ended September 30, 2013, capital expenditures of $18.3 million were related primarily to our new manufacturing facility in Pontecchio, Italy, and various information technology-related projects, and restricted cash related to the Advance Payment provided cash of $2.9 million.
Financing

Cash used in financing activities in the six month period ended September 30, 2014 of $7.9 million decreased $16.1 million from cash provided by financing activities of $8.2 million in the six month period ended September 30, 2013, due primarily to a decrease in borrowings.
During the six month period ended September 30, 2014, we received $6.8 million in net proceeds under the Loan and Security Agreement while making deferred acquisition payments of $11.6 million related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions and spending $3.1 million for debt payments.
Comparatively, during the six month period ended September 30, 2013, we received $21.0 million in proceeds under the Loan and Security Agreement while making deferred acquisition payments of $11.5 million related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions and spending $1.4 million for debt payments.
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

The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Net sales	$215,293	$208,449	$428,174	$410,506
Gross margin	$45,755	$30,917	$78,712	$49,461
Adjustments:
Plant start-up costs	1,114	1,050	2,761	2,182
Stock-based compensation expense	341	229	1,952	1,628
Plant shut-down costs	—	—	889	—
Inventory revaluation	(821)	—	1,855	—
Inventory write down	—	—	—	3,886
Adjusted gross margin	$46,389	$32,196	$86,169	$57,157
	21.5%	15.4%	20.1%	13.9%

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Operating income (loss)	$12,770	$1,585	$12,164	$(16,627)
Adjustments:
Restructuring charges	1,687	1,364	3,517	5,974
Stock-based compensation expense	958	659	1,952	1,628
ERP integration costs	409	1,071	1,304	2,049
Plant start-up costs	1,114	1,050	2,761	2,182
Plant shut-down costs	—	—	889	—
NEC TOKIN investment-related expenses	487	124	1,067	1,432
Inventory write down	—	—	—	3,886
Net (gain) loss on sales and disposals of assets	(550)	42	(185)	42
Inventory revaluation	(821)	—	1,855	—
Adjusted operating income (loss)	$16,054	$5,895	$25,324	$566

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$6,330	$(13,096)	$2,790	$(48,236)
Adjustments:
Restructuring charges	1,687	1,364	3,517	5,974
Equity (income) loss from NEC TOKIN	(232)	1,243	1,443	4,620
Inventory revaluation	(821)	—	1,855	—
Net (gain) loss on sales and disposals of assets	(550)	42	(185)	42
Stock-based compensation expense	958	659	1,952	1,628
ERP integration costs	409	1,071	1,304	2,049
Change in value of NEC TOKIN options	(6,600)	382	(10,700)	382
Plant start-up costs	1,114	1,050	2,761	2,182
Plant shut-down costs	—	—	889	—
Net foreign exchange (gain) loss	(1,351)	515	(824)	(62)
NEC TOKIN investment-related expenses	487	124	1,067	1,432
Inventory write down	—	—	—	3,886
Long-term receivable write down	—	—	—	1,444
(Income) loss from discontinued operations	1,400	1,151	(5,543)	2,661
Amortization included in interest expense	583	945	1,247	1,958
Income tax effect of non-GAAP adjustments (1)	51	(19)	27	(75)
Adjusted net income (loss)	$3,465	$(4,569)	$1,600	$(20,115)
___________________
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$6,330	$(13,096)	$2,790	$(48,236)
Adjustments:
Interest expense, net	10,284	9,897	20,737	19,767
Income tax expense (benefit)	2,583	1,444	3,865	3,260
Depreciation and amortization	10,177	11,951	20,974	25,590
Restructuring charges	1,687	1,364	3,517	5,974
Equity income (loss) from NEC TOKIN	(232)	1,243	1,443	4,620
Inventory revaluation	(821)	—	1,855	—
Net (gain) loss on sales and disposals of assets	(550)	42	(185)	42
Stock-based compensation expense	958	659	1,952	1,628
ERP integration costs	409	1,071	1,304	2,049
Change in value of NEC TOKIN options	(6,600)	382	(10,700)	382
Plant start-up costs	1,114	1,050	2,761	2,182
Plant shut-down costs	—	—	889	—
Net foreign exchange (gain) loss	(1,351)	515	(824)	(62)
NEC TOKIN investment-related expenses	487	124	1,067	1,432
Inventory write down	—	—	—	3,886
Long-term receivable write down	—	—	—	1,444
(Income) loss from discontinued operations	1,400	1,151	(5,543)	2,661
Adjusted EBITDA	$25,875	$17,797	45,902	26,619

Adjusted gross margin represents net sales less cost of sales excluding adjustments which are outlined in the quantitative reconciliation provided above.  Management uses Adjusted gross margin to facilitate our analysis and understanding of our business operations and believes that Adjusted gross margin is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company.  Adjusted gross margin should not be considered as an alternative to gross margin or any other performance measure derived in accordance with U.S. GAAP.

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

Adjusted net income (loss) from continuing operations represents net income (loss) from continuing operations, excluding adjustments which are more specifically outlined in the quantitative reconciliation provided above. We use Adjusted net income (loss) from continuing operations to evaluate our operating performance and believe that Adjusted net income (loss) from continuing operations is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted net income (loss) from continuing operations should not be considered as an alternative to net income (loss) from continuing operations, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP.

Adjusted EBITDA represents net income (loss) before interest expense, net, income tax expense (benefit), and depreciation and amortization expense, excluding adjustments which are outlined in the quantitative reconciliation provided above.  We present Adjusted EBITDA from continuing operations as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA from continuing operations because we believe this measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is also used as a measure to determine incentive compensation.

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

Because of these limitations, Adjusted EBITDA from continuing operations should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations as supplementary information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

              Thirteen purported antitrust class actions (collectively, the “U.S. Complaints”) have recently been filed in United States district courts, alleging collusion and restraint of trade in capacitors by the named defendants. Seven of the suits are brought on behalf of direct purchasers and allege a violation of Section 1 of the Sherman Act, for which they seek injunctive and equitable relief and money damages: Chip-Tech, Ltd., v. Panasonic Corporation, et. al., filed July 18, 2014 in the United States District Court, Northern District of California; Dependable Component Supply Corporation v. Panasonic Corporation, et. al., filed July 22, 2014 in the United States District Court, Northern District of California; eIQ Energy, Inc. v. AVX Corporation, et al., filed August 1, 2014 in the United States District Court for the District of New Jersey and subsequently dismissed and refiled in the United States District Court, Northern District of California; Schuten Electronics Inc. v. AVX Corporation, et al., filed August 14, 2014 in the United States District Court, Northern District of California; In Home Tech Solutions, Inc. v Panasonic Corporation, et al., filed October 8, 2014 in the United States District Court, Northern District of California; Quathimatine Holdings, Inc. v. Elna Co., Ltd., et al., filed October 22, 2014 in the United States District Court, Northern District of California; and Walker Component Group, Inc. v. Panasonic Corporation, et al., filed October 28, 2014 in the United States District Court, Northern District of California. Six of the suits are brought on behalf of indirect purchasers: Ellis et al. v. Panasonic Corporation, et al., filed August 21, 2014 in the United States District Court, Northern District of California; Bennett v. Panasonic et al., filed September 30, 2014 in the United States District Court, Northern District of California; Toy-Knowlogy Inc. v. Elna Co., Ltd., et al., filed October 17, 2014 in the United States District Court, Northern District of California; CAE Sound v. Elna Co., Ltd., et al., filed October 20, 2014 in the United States District Court, Northern District of California; Brooks and Royce Parking Control Systems, Inc. v. Panasonic Corporation, et al., filed October 24, 2014 in the United States District Court, Northern District of California; and Wong v. KEMET Corporation, et al., filed October 27, 2014 in the United States District Court, Northern District of California.  The Ellis, Toy-Knowlogy, CAE Sound, Brooks and Wong complaints assert claims for damages under various antitrust and other state laws as well as for injunctive and equitable relief under the Sherman Act. The Bennett complaint asserts claims under California law and seeks equitable relief and money damages. KEMET Corporation and KEMET Electronics Corporation were named as defendants in each of the U.S.

Complaints, along with more than 20 other capacitor manufacturers and subsidiaries. The U.S. Complaints are being consolidated before Judge James Donato in the United States District Court, Northern District of California.

In addition, KEMET Corporation and KEMET Electronics Corporation, along with the other defendants of the U.S. Complaints, were named as defendants in several additional suits that were recently filed in Canada (collectively, the “Canadian Complaints”): Badashmin v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Herard v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Cygnus Electronics Corporation v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court of Justice, Province of Ontario; LeClaire v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Taylor v Panasonic Corporation, et al., filed August 11, 2014 in the Superior Court of Justice, Province of Ontario; Ramsay v. Panasonic Corporation, et al., filed August 14, 2014 in the Supreme Court, Province of British Columbia; Martin v. Panasonic Corporation, et al., filed September 25, 2014 in the Superior Court, Province of Quebec, District of Montreal; Parikh v. Panasonic Corporation, et al., filed October 3, 2014 in the Superior Court of Justice, Province of Ontario; Fraser v. Panasonic Corporation, et al., filed October 3, 2014 in the Court of Queen’s Bench, Province of Saskatchewan; and Pickering v. Panasonic Corporation, et al., filed October 6, 2014 in the Supreme Court, Province of British Columbia.  The Canadian Complaints generally allege the same unlawful acts as in the U.S. Complaints, assert claims under Canada’s Competition Act as well as various civil and common law causes of action, and seek injunctive and equitable relief and money damages.

The Company has not recorded any accrual concerning the U.S. Complaints and the Canadian Complaints.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2014 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Amendment No. 1 to Option Agreement, dated as of August 29, 2014, between KEMET Electronics Corporation and NEC Corporation (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15491) filed on September 4, 2014).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and six month periods ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2014, and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 31, 2014
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1 Amendment No. 1 to Option Agreement, dated as of August 29, 2014, between KEMET Electronics Corporation and NEC Corporation (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15491) filed on September 4, 2014).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and six month periods ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2014, and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.