Form 10-Q
period 2014-12-31
KEMET CORP
filed 2015-02-03
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of January 30, 2015 was 45,428,192.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended December 31, 2014

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$55,582	$57,929
Accounts receivable, net	92,485	98,947
Inventories, net	187,614	187,974
Prepaid expenses and other	38,836	36,871
Deferred income taxes	6,695	6,695
Current assets of discontinued operations	—	12,160
Total current assets	381,212	400,576
Property, plant and equipment, net of accumulated depreciation of $816,317 and $805,687 as of December 31, 2014 and March 31, 2014, respectively	264,968	292,648
Goodwill	35,584	35,584
Intangible assets, net	34,595	37,184
Investment in NEC TOKIN	52,168	46,419
Restricted cash	2,003	13,512
Deferred income taxes	6,691	6,778
Other assets	22,523	10,130
Non-current assets of discontinued operations	—	836
Total assets	$799,744	$843,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,521	$7,297
Accounts payable	62,132	74,818
Accrued expenses	58,611	76,468
Income taxes payable and deferred income taxes	396	980
Current liabilities of discontinued operations	—	7,269
Total current liabilities	133,660	166,832
Long-term debt, less current portion	392,082	391,292
Other non-current obligations	49,963	55,864
Deferred income taxes	8,131	5,203
Non-current liabilities of discontinued operations	—	2,592
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at December 31, 2014 and March 31, 2014	465	465
Additional paid-in capital	462,586	465,027
Retained deficit	(226,034)	(231,738)
Accumulated other comprehensive income	3,857	18,184
Treasury stock, at cost (1,080 and 1,301 shares at December 31, 2014 and March 31, 2014, respectively)	(24,966)	(30,054)
Total stockholders’ equity	215,908	221,884
Total liabilities and stockholders’ equity	$799,744	$843,667

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Net sales	$201,310	$207,339	$629,484	$617,845
Operating costs and expenses:
Cost of sales	156,842	169,677	506,304	530,723
Selling, general and administrative expenses	23,374	22,431	73,663	70,826
Research and development	6,303	6,027	19,230	17,703
Restructuring charges	6,063	2,194	9,580	8,168
Write down of long-lived assets	—	3,358	—	3,358
Net (gain) loss on sales and disposals of assets	(574)	29	(759)	71
Total operating costs and expenses	192,008	203,716	608,018	630,849
Operating income (loss)	9,302	3,623	21,466	(13,004)
Non-operating (income) expense:
Interest income	(5)	(7)	(11)	(182)
Interest expense	9,938	10,349	30,681	30,291
Other (income) expense, net	(3,701)	(1,351)	(14,829)	(50)
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	3,070	(5,368)	5,625	(43,063)
Income tax expense	1,359	1,033	5,224	4,293
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	1,711	(6,401)	401	(47,356)
Equity income (loss) from NEC TOKIN	1,367	1,657	(76)	(2,963)
Income (loss) from continuing operations	3,078	(4,744)	325	(50,319)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $41, $67, $1,976 and $(293), respectively	(164)	(1,076)	5,379	(3,737)
Net income (loss)	$2,914	$(5,820)	$5,704	$(54,056)
Net income (loss) per basic share:
Net income (loss) from continuing operations	$0.07	$(0.11)	$0.01	$(1.12)
Net income (loss) from discontinued operations	$—	$(0.02)	$0.12	$(0.08)
Net income (loss)	$0.07	$(0.13)	$0.13	$(1.20)

Net income (loss) per diluted share:
Net income (loss) from continuing operations	$0.06	$(0.11)	$0.01	$(1.12)
Net income (loss) from discontinued operations	$—	$(0.02)	$0.10	$(0.08)
Net income (loss)	$0.06	$(0.13)	$0.11	$(1.20)

Weighted-average shares outstanding:
Basic	45,407	45,120	45,360	45,078
Diluted	52,228	45,120	52,549	45,078

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$2,914	$(5,820)	$5,704	$(54,056)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(5,743)	3,879	(20,502)	12,510
Defined benefit pension plans, net of tax impact	86	106	227	402
Post-retirement plan adjustments	(36)	(81)	(140)	(212)
Equity interest in NEC TOKIN's other comprehensive income (loss)	2,615	1,113	6,088	(62)
Other comprehensive income (loss)	(3,078)	5,017	(14,327)	12,638
Total comprehensive income (loss)	$(164)	$(803)	$(8,623)	$(41,418)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Month Periods Ended December 31,
	2014	2013
Net income (loss)	$5,704	$(54,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(5,644)	—
Net cash provided by (used in) operating activities of discontinued operations	(679)	461
Depreciation and amortization	30,694	37,352
Equity (income) loss from NEC TOKIN	76	2,963
Amortization of debt and financing costs	1,706	2,817
(Gain) loss on early extinguishment of debt	(1,003)	—
Stock-based compensation expense	3,185	2,330
Long-term receivable write down	27	1,484
Change in value of NEC TOKIN options	(13,200)	(1,334)
Net (gain) loss on sales and disposals of assets	(759)	71
Pension and other post-retirement benefits	87	24
Write down of long-lived assets	—	3,358
Change in deferred income taxes	1,276	(2,496)
Change in operating assets	(208)	8,579
Change in operating liabilities	(24,732)	(28,296)
Other	200	431
Net cash provided by (used in) operating activities	(3,270)	(26,312)
Investing activities:
Capital expenditures	(17,474)	(24,993)
Proceeds from sale of assets	4,540	—
Change in restricted cash	11,509	3,532
Proceeds from sale of discontinued operations	9,564	—
Net cash provided by (used in) investing activities	8,139	(21,461)
Financing activities:
Proceeds from revolving line of credit	42,340	21,000
Payments on revolving line of credit	(14,342)	—
Deferred acquisition payments	(11,899)	(11,703)
Payments on long-term debt	(21,733)	(2,858)
Proceeds from exercise of stock options	24	86
Net cash provided by (used in) financing activities	(5,610)	6,525
Net increase (decrease) in cash and cash equivalents	(741)	(41,248)
Effect of foreign currency fluctuations on cash	(1,606)	864
Cash and cash equivalents at beginning of fiscal period	57,929	95,978
Cash and cash equivalents at end of fiscal period	$55,582	$55,594

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and nine month periods ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company's fiscal year that begins on April 1, 2017 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early adoption is prohibited.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Restricted Cash

As discussed in Note 3, Debt, the Company repaid the outstanding balance of the original equipment manufacturer (“OEM”) Advance Payment (as defined in Note 3, Debt) and removed the restriction on cash related to the Advance Payment during the third quarter ended December 31, 2014.

A bank guarantee in the amount of €1.5 million ($1.8 million) was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax (“VAT”) registration in The Netherlands.

Accordingly, a deposit was placed with the European bank for €1.7 million ($2.0 million). While the deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit, the deposit is pledged to the European bank, and the bank can use the funds if a valid claim against the bank guarantee is made. The bank guarantee will remain valid until it is discharged by the beneficiary.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2014 are as follows (amounts in thousands):

	Carrying Value December 31,	Fair Value December 31,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2 (2)	Level 3	2014	2014	Level 1	Level 2 (2)	Level 3
Assets:
Money markets (1)	$738	$738	$738	$—	$—	$714	$714	$714	$—	$—
Total debt	404,603	403,086	362,100	40,986	—	398,589	409,284	371,863	37,421	—
NEC TOKIN options, net (3)	16,800	16,800	—	—	16,800	3,600	3,600	—	—	3,600
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)	See Note 6, Investment in NEC TOKIN, for a description of the NEC TOKIN options. The value of the options is interrelated and depends on the enterprise value of NEC TOKIN Corporation and its forecasted EBITDA over the duration of the instruments. The options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2014	$3,600
Change in value of NEC TOKIN options	13,200
December 31, 2014	$16,800

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2014	March 31, 2014
Raw materials and supplies	$89,924	$90,968
Work in process	52,981	61,310
Finished goods	64,300	62,522
	207,205	214,800
Inventory reserves (1)	(19,591)	(26,826)
	$187,614	$187,974
___________________

(1)
During the quarter ended June 30, 2013, the Company recorded a $3.9 million reserve for inventory held by a third party. In the quarter ended June 30, 2014, this $3.9 million of inventory and the related reserve was written off. In the quarter ended December 31, 2014, the Company scrapped $1.8 million of fully reserved finished goods inventory to reclaim and recycle the tantalum raw material contained therein.

Warrant

As of December 31, 2014 and March 31, 2014, 8.4 million shares were subject to the warrant held by K Equity, LLC.

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
Most of the Company's distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, does not exceed 6% of their purchases from the previous fiscal quarter. KEMET estimates future returns based on historical return patterns and records a corresponding allowance on the Condensed Consolidated Balance Sheets. The Company also offers volume based rebates on a case-by-case basis to certain customers in each of the Company's sales' channels.
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
The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters and nine month periods ended December 31, 2014 and 2013. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Discontinued Operations
The Film and Electrolytic business group ("Film and Electrolytic”) completed the sale of its machinery division in April 2014, which resulted in a gain of $5.6 million on the sale of the business (after income tax expense) offset by a loss from machinery operations of $0.3 million during the nine month period ended December 31, 2014 resulting in net income from discontinued operations of $5.4 million.

Net sales and operating income (loss) from the Company’s discontinued operation for the quarters and nine month periods ended December 31, 2014 and 2013 were (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Net sales	$—	$1,711	$104	$6,668
Operating income (loss)	—	(1,009)	(265)	(4,030)

Note 3. Debt

A summary of debt is as follows (amounts in thousands):

	December 31, 2014	March 31, 2014
10.5% Senior Notes, net of premium of $2,634 and $3,144 as of December 31, 2014 and March 31, 2014, respectively	$357,634	$358,144
Advanced payment from OEM, net of discount of $323 as of March 31, 2014	—	20,095
Revolving line of credit	46,448	18,449
Other	521	1,901
Total debt	404,603	398,589
Current maturities	(12,521)	(7,297)
Total long-term debt	$392,082	$391,292

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2014 and 2013, consists of the following (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Contractual interest expense	$9,566	$9,491	$28,975	$27,474
Amortization of debt issuance costs	267	426	1,132	1,278
Amortization of debt (premium) discount	(108)	14	(234)	118
Imputed interest on acquisition-related obligations	163	418	672	1,421
Interest expense on capital lease	50	—	136	—
Total interest expense	$9,938	$10,349	$30,681	$30,291

Revolving Line of Credit

On December 19, 2014, KEMET Electronics Corporation (“KEC”), KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company (collectively, the “U.S. Borrowers”) and KEMET Electronics Marketing (S) Pte Ltd. (the “Singapore Borrower”), the financial institutions party thereto (collectively, the “Lenders”) and Bank of America, N.A., as agent for the Lenders (the “Agent”) entered into an amendment to the Loan and Security Agreement dated September 30, 2010, as amended, which prior to the amendment provided a $50.0 million revolving line of credit. Under the terms of the amendment, the revolving credit facility has increased to $60.0 million, with an accordion feature permitting the U.S.

Borrowers to increase commitments under the facility by an aggregate principal amount up to $15 million (for a total facility of $75 million), subject to terms and documentation acceptable to the Agent and/or the Lenders. The expiration date of the facility has been extended to December 19, 2019. The principal features of the Amendment include the following:

•
A decrease in the applicable margins under the U.S. facility to a range of 2.00% to 2.50% for LIBOR advances and 1.00% to 1.50% for base rate advances, and under the Singapore facility to a range of 2.25% to 2.75% for LIBOR advances and 1.25% to 1.75% for base rate advances.

•
A decrease to 1.0 to 1.0 in the Fixed Charge Coverage Ratio as defined in the existing Loan and Security Agreement, which must be maintained as of the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of forty-five consecutive days: (i) an event of default, (ii) aggregate availability under the facility is less than the greater of 12.5% of the Facility or $7.5 million or (iii) U.S. availability under the facility is less than $3.8 million.

For the nine month period ended December 31, 2014, the Company borrowed $42.3 million, of which $14.3 million was repaid during the period. As of December 31, 2014 the Company had outstanding borrowings of $46.4 million under the revolving line of credit, of which $29.4 million was borrowed under the U.S. facility at a rate of 4.75% (Base Rate, as defined in the Loan and Security Agreement, plus 1.50%) with no specific repayment date (Base Rate borrowing can be repaid at any time prior to the expiration of the facility), and $17.0 million borrowed under the Singapore facility at a rate of 3.00% (London Interbank Offer Rate (“LIBOR”) plus 2.75% based upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis). The $17.0 million borrowed under the Singapore facility is comprised of a $12.0 million borrowing with a term of 90 days and total interest and principal payable at maturity, on February 23, 2015, and a $5.0 million borrowing with a term of 30 days for which total interest and principal were paid on January 29, 2015 at maturity. These were the only borrowings under the revolving line of credit, and as of December 31, 2014, the Company's available borrowing capacity under the Loan and Security Agreement was $3.3 million. Subsequent to December 31, 2014, $7.5 million of the U.S. facility borrowing was repaid.

As described below in the section titled "Advanced Payment from OEM", a standby letter of credit for $16.0 million was delivered to the OEM on October 8, 2012, and subsequently, during December 2014, at our discretion, we opted to repay the Advanced Payment primarily using the revolving line of credit and the letter of credit was simultaneously released. In fiscal year 2014, the Company issued two letters of credit for €1.1 million ($1.3 million) and €0.7 million ($0.8 million) related to the construction of the new manufacturing location in Italy which were released during February 2014 and April 2014, respectively. Outstanding letters of credit would reduce the Company's availability under the Loan and Security Agreement.

Advanced Payment from OEM

On August 28, 2012, the Company entered into and amended an agreement (the “Agreement”) with an OEM, pursuant to which the OEM agreed to advance the Company $24.0 million (the “Advance Payment”) to be repaid in full by June 2015 using monthly payments equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month or $2.0 million per month if various conditions are met.  Pursuant to the terms of the Agreement, the Company delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012; and, on October 22, 2012, the Company received the Advance Payment from the OEM. During December 2014, the outstanding balance due on the Advanced Payment was repaid primarily using the revolving line of credit and the letter of credit was simultaneously released.

10.5% Senior Notes

As of December 31, 2014 and March 31, 2014, the Company had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).  The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $6.2 million and $15.5 million as of December 31, 2014 and March 31, 2014, respectively.

Note 4. Restructuring Charges

The Company is in the process of various restructuring plans to make the Company more competitive by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company.

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and nine month periods ended December 31, 2014 and 2013, is as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Manufacturing relocation costs	$174	$1,037	$2,397	$2,060
Personnel reduction costs	5,889	1,157	7,183	6,108
Total restructuring charges	$6,063	$2,194	$9,580	$8,168

Quarter Ended December 31, 2014

The Company incurred $6.1 million in restructuring charges in the quarter ended December 31, 2014 including $5.9 million of personnel reduction costs due to the following: $2.7 million related to a restructuring plan initiated in Italy whereby the Company will reduce the non-manufacturing labor headcount by 50 employees, $0.5 million related to an expansion of the Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan, $0.9 million related to headcount reductions taken as the Company begins to outsource its information technology function, and $0.5 million for global reduction of overhead. In addition, the Company incurred $0.8 million related to the planned headcount reductions in Europe (primarily in Landsberg, Germany) as the Company relocates production to lower cost regions and $0.5 million related to the relocation of certain Solid Capacitor business group ("Solid Capacitor") manufacturing from Matamoros, Mexico to Victoria, Mexico. The total expected costs for these relocations are $6.5 million ($4.4 million related to Film and Electrolytic and $2.1 million related to Solid Capacitors) and the relocations are expected to be complete in the second quarter of fiscal year 2016. The Company also incurred $0.2 million of manufacturing relocation costs primarily due to the relocation of equipment to Suzhou, China and Skopje, Macedonia.

Nine month period ended December 31, 2014

The Company incurred $9.6 million in restructuring charges in the nine month period ended December 31, 2014 including $7.2 million of personnel reduction costs. The personnel reduction costs were due to the following: $2.7 million related to a restructuring plan initiated in Italy whereby the Company will reduce the non-manufacturing labor headcount by 50 employees, $0.5 million related to an expansion of the CIGS plan, $0.9 million related to headcount reductions taken as the Company begins to outsource its information technology function, and $0.5 million for global reduction of overhead. In addition, the Company incurred $2.0 million related to planned headcount reductions in Europe (primarily in Landsberg, Germany) as the Company relocates production to lower cost regions and $0.6 million related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico. The total expected costs for these relocations are $6.5 million ($4.4 million related to Film and Electrolytic and $2.1 million related to Solid Capacitors) and the relocations are expected to be complete in the second quarter of fiscal year 2016. The $2.4 million relocation costs included $1.1 million for the relocation of equipment to Suzhou, China and Skopje, Macedonia and $1.3 million due to the shut-down of the Tantalum production line in Evora, Portugal.

For the fiscal year 2015, the expense related to CIGS is as a result of an agreement with the labor union which allowed the Company to place up to 65 employees, on a rotational basis, on the CIGS plan in order to save labor costs. CIGS is a temporary plan to save labor costs whereby a company may temporarily “lay off” employees while the government continues to pay their wages for a maximum of 12 months during the program. The employees who are in CIGS are not working, but are still employed by the Company. Only employees that are not classified as management or executive level personnel can participate in the CIGS program and, upon termination of the plan, the affected employees return to work. The Company estimates that 65 employees will participate in the program.

Quarter Ended December 31, 2013

The Company incurred $2.2 million in restructuring charges in the quarter ended December 31, 2013 including $1.2 million of personnel reduction costs which is primarily comprised of $0.9 million related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy. The Company also incurred manufacturing relocation costs of $1.0 million for the consolidation of manufacturing operations within Italy.

Nine month period ended December 31, 2013

The Company incurred $8.2 million in restructuring charges in the nine month period ended December 31, 2013 including $6.1 million related to personnel reduction costs which is primarily comprised of the following: $1.9 million related to the closure of a portion of the Company's innovation center in the U.S., $1.2 million related to the reduction of the Solid Capacitor production workforce in Mexico, $1.1 million related to the Company’s initiative to reduce overhead, $0.9 million related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to the CIGs plan which in fiscal year 2014 covered up to 170 employees.

In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $2.1 million due to the consolidation of manufacturing facilities within Italy and relocation of manufacturing equipment to Evora, Portugal Skopje, Macedonia and Mexico.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and nine month periods ended December 31, 2014 and 2013 are as follows (amounts in thousands):

	Quarter Ended December 31, 2014		Quarter Ended December 31, 2013
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$3,026	$—	$5,271	$—
Costs charged to expense	5,889	174	1,157	1,037
Costs paid or settled	(1,982)	(174)	(1,313)	(1,037)
Change in foreign exchange	(207)	—	94	—
End of period	$6,726	$—	$5,209	$—

	Nine Month Period Ended December 31, 2014		Nine Month Period Ended December 31, 2013
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$6,217	$—	$13,509	$567
Costs charged to expense	$7,183	$2,397	$6,108	$2,060
Costs paid or settled	$(6,169)	$(2,397)	$(14,830)	$(2,627)
Change in foreign exchange	$(505)	$—	$422	$—
End of period	$6,726	$—	$5,209	$—

Note 5. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) ("AOCI") for the quarters ended December 31, 2014 and 2013 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at September 30, 2014	$8,576	$(7,245)	$1,360	$4,244	$6,935
Other comprehensive income (loss) before reclassifications	(5,743)	—	—	2,615	(3,128)
Amounts reclassified out of AOCI	—	86	(36)	—	50
Other comprehensive income (loss)	(5,743)	86	(36)	2,615	(3,078)
Balance at December 31, 2014	$2,833	$(7,159)	$1,324	$6,859	$3,857

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at September 30, 2013	$22,169	$(7,366)	$1,687	$(1,175)	$15,315
Other comprehensive income (loss) before reclassifications	3,879	—	—	1,113	4,992
Amounts reclassified out of AOCI	—	106	(81)	—	25
Other comprehensive income (loss)	3,879	106	(81)	1,113	5,017
Balance at December 31, 2013	26,048	$(7,260)	$1,606	$(62)	$20,332

Changes in Accumulated Other Comprehensive Income (Loss) for the nine month periods ended December 31, 2014 and 2013 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at March 31, 2014	$23,335	$(7,386)	$1,464	$771	$18,184
Other comprehensive income (loss) before reclassifications	(20,502)	—	—	6,088	(14,414)
Amounts reclassified out of AOCI	—	227	(140)	—	87
Other comprehensive income (loss)	(20,502)	227	(140)	6,088	(14,327)
Balance at December 31, 2014	$2,833	$(7,159)	$1,324	$6,859	$3,857

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Net Accumulated Other Comprehensive Income
Balance at March 31, 2013	$13,538	$(7,662)	$1,818	—	$7,694
Other comprehensive income (loss) before reclassifications	12,510	—	—	(62)	12,448
Amounts reclassified out of AOCI	—	402	(212)	—	190
Other comprehensive income (loss)	12,510	402	(212)	(62)	12,638
Balance at December 31, 2013	$26,048	$(7,260)	$1,606	$(62)	$20,332

(1)
Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarters and nine month periods ended December 31, 2014 and 2013.

(2)	Ending balance is net of tax of $2.2 million and $2.3 million as of December 31, 2014 and December 31, 2013, respectively.

Note 6. Investment in NEC TOKIN

On March 12, 2012, KEC, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) to acquire 51% of the common stock (representing a 34% economic interest) of NEC TOKIN Corporation (“NEC TOKIN”), a manufacturer of tantalum capacitors and electro-magnetic, electro-mechanical and access devices, (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for its investment using the equity method in a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.

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

Concurrent with execution of the Stock Purchase Agreement and the Stockholders’ Agreement, KEC entered into an Option Agreement (the “Option Agreement”) with NEC, which was amended on August 29, 2014, whereby KEC may purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN’s common stock (the “First Call Option”) by providing notice of the First Call Option between the Initial Closing and April 30, 2015. Upon providing such First Call Option notice, but not before April 1, 2015, KEC may also exercise a second option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC (the “Second Call Option”) by providing notice of the Second Call Option by May 31, 2018. From April 1, 2015 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC (the "Put Option"). However, in the event that KEC issues new debt securities principally to refinance its outstanding 10.5% senior notes due 2018 and its currently outstanding credit agreement, including amounts to pay related fees and expenses and to use for general corporate purposes (“Refinancing Notes”), prior to NEC’s delivery of its notification of exercise of the Put Option, then the earliest date NEC may exercise the Put Option is automatically extended to the day immediately following the final scheduled maturity date of such Refinancing Notes, or in the event such Refinancing Notes are redeemed in full prior to such final scheduled maturity date, then on the day immediately following the date of such full redemption, but in any event beginning no later than November 1, 2019. If not previously exercised, the Put Option will expire on October 31, 2023.

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

The Company has marked these options to fair value and in the quarter and nine month periods ended December 31, 2014 recognized a $2.5 million and $13.2 million gain, respectively, which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations. The line item “Other assets” on the Condensed Consolidated Balance Sheets includes $16.8 million and $3.6 million, respectively as of December 31, 2014 and March 31, 2014 related to the options.

Summarized financial information for NEC TOKIN follows (amounts in thousands):

	December 31, 2014	March 31, 2014
Current assets	$224,428	$245,709
Non-current assets	280,381	302,161
Current liabilities	116,110	120,929
Non-current liabilities	299,788	360,908

	Three Months Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Sales	$119,841	$129,639	$371,926	$387,905
Gross profit	26,162	24,879	79,227	68,748
Net income (loss)	5,628	23,228	4,928	11,286

A reconciliation between NEC TOKIN's net income (loss) and KEMET's equity investment income (loss) follows (amounts in thousands):

	Three Months Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
NEC TOKIN net income (loss)	5,628	23,228	4,928	11,286
KEMET's equity ownership %	34%	34%	34%	34%
Equity income (loss) from NEC TOKIN before Adjustments	1,914	7,898	1,676	3,837

Adjustments:
Amortization and depreciation	(547)	(243)	(1,752)	(1,056)
Gain on sale of long-lived assets	—	(5,998)	—	(5,998)
Inventory valuation	—	—	—	254
Equity income (loss) from NEC TOKIN	$1,367	$1,657	$(76)	$(2,963)

A reconciliation between NEC TOKIN's net assets and KEMET's investment in NEC TOKIN balance follows (amounts in thousands):

	December 31, 2014	March 31, 2014
Investment in NEC TOKIN	$52,168	$46,419
Purchase price accounting basis adjustment:
Property, plant and equipment	7,022	7,325
Technology	(15,082)	(16,261)
Long-term debt	(4,028)	(4,754)
Goodwill	(9,326)	(9,326)
Inventory Profit Elimination	264	—
Other	(788)	(952)
KEMET's 34% economic interest of NEC TOKIN's net assets	$30,230	$22,451

The above basis differences (except Goodwill) are being amortized over the respective estimated life of the assets. As of December 31, 2014, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance due from NEC TOKIN.  For the quarter and nine month periods ended December 31, 2014, KEMET recorded sales of $3.7 million and $9.6 million, respectively, to NEC TOKIN and as of December 31, 2014 and March 31, 2014, KEMET's accounts receivable from NEC TOKIN were $2.2 million and $2.0 million, respectively. KEMET's accounts payable to NEC TOKIN were $0.4 million and $0.1 million as of December 31, 2014 and March 31, 2014, respectively. In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement with NEC TOKIN to provide services for which KEC would be reimbursed.  As of December 31, 2014 and March 31, 2014, KEC’s receivable balance under this agreement was $0.5 million and $0.7 million, respectively.

In March and April 2014, NEC TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan and South Korea concerning alleged anti-competitive activities within the capacitor industry.  Subsequently, NEC TOKIN has also communicated with government authorities regarding related investigations in Taiwan and Singapore. The investigations are continuing at various stages.  In addition, beginning in July 2014, NEC TOKIN and its subsidiary, NEC TOKIN America, Inc., have been named, along with more than 20 other capacitor manufacturers and subsidiaries, as defendants in purported antitrust class action suits in the United States and Canada. As of this date, except for legal expenses, NEC TOKIN has not recorded an accrual as a result of the investigations and civil litigation.

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

Solid Capacitors

Operating in eight manufacturing sites in the United States, Mexico and China, Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors and has a product innovation center in the United States.

Film and Electrolytic

Operating in thirteen manufacturing sites throughout Europe, Asia, and the United States, Film and Electrolytic primarily produces film, paper, and electrolytic capacitors which are sold globally. Film and Electrolytic also manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors. In addition, this business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and nine month periods ended December 31, 2014 and 2013 (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Net sales:
Solid Capacitors	$152,785	$156,082	$475,594	$463,197
Film and Electrolytic	48,525	51,257	153,890	154,648
	$201,310	$207,339	$629,484	$617,845
Operating income (loss) (1):
Solid Capacitors	$38,103	$27,616	$106,221	$65,795
Film and Electrolytic	(5,137)	(2,374)	(12,127)	(10,888)
Corporate	(23,664)	(21,619)	(72,628)	(67,911)
	$9,302	$3,623	$21,466	$(13,004)
Depreciation and amortization expense:
Solid Capacitors	$5,013	$6,798	$15,955	$21,409
Film and Electrolytic	3,321	3,360	10,339	10,960
Corporate	1,385	1,601	4,400	4,983
	$9,719	$11,759	$30,694	$37,352

__________________

(1)    Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Restructuring charges:
Solid Capacitors	$496	$91	$1,895	$3,235
Film and Electrolytic	4,496	2,100	6,485	4,573
Corporate	1,071	3	1,200	360
	$6,063	$2,194	$9,580	$8,168
___________________

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Sales by region:
North and South America (“Americas”)	$63,703	$67,875	$201,853	$192,625
Europe, Middle East, Africa (“EMEA”)	67,356	68,026	214,491	209,183
Asia and Pacific Rim (“APAC”)	70,251	71,438	213,140	216,037
	$201,310	$207,339	$629,484	$617,845

The following table reflects each business group’s total assets as of December 31, 2014 and March 31, 2014 (amounts in thousands):

	December 31, 2014	March 31, 2014
Total assets:
Solid Capacitors	$478,614	$479,377
Film and Electrolytic	238,193	287,861
Corporate	82,937	76,429
	$799,744	$843,667

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2014 and 2013 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended December 31,		Quarters Ended December 31,
	2014	2013	2014	2013
Net service cost	$338	$332	$—	$—
Interest cost	478	428	9	6
Expected return on net assets	(124)	(110)	—	—
Amortization:
Actuarial (gain) loss	81	79	(36)	(65)
Prior service cost	4	1	—	—
Total net periodic benefit (income) costs	$777	$730	$(27)	$(59)

The components of net periodic benefit costs relating to the Company’s pension and other postretirement benefit plans are as follows for the nine month periods ended December 31, 2014 and 2013 (amounts in thousands):

	Pension		Postretirement Benefit Plans
	Nine Month Periods Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Net service cost	$1,014	$994	$—	$—
Interest cost	1,435	1,284	21	17
Expected return on net assets	(371)	(328)	—	—
Amortization:
Actuarial (gain) loss	213	235	(140)	(195)
Prior service cost	13	3	—	—
Total net periodic benefit (income) costs	$2,304	$2,188	$(119)	$(178)

In fiscal year 2015, the Company expects to contribute up to $1.6 million to the pension plans, $0.8 million of which has been contributed as of December 31, 2014.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 9. Stock-based Compensation

The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. At December 31, 2014, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (as amended by the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan) (the “2011 Incentive Plan”).  Upon adoption and approval of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company's prior plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of: (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to four years and expire ten years from the grant date. The Company grants restricted stock units to members of the Board of Directors, the Chief Executive Officer and key management. Once vested and settled, restricted stock units are converted into restricted stock. For members of the Board of Directors and senior personnel, such restricted stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.

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

On August 1, 2014, the Company granted 70,000 shares of restricted stock units to members of the Board of Directors. The restricted stock units had a grant date fair value of $4.90 and vest on July 23, 2015. On December 1, 2014, the Company granted 535,000 restricted stock units to certain executives and 167,500 restricted stock units to employees under the Key Manager Stock Program. The restricted stock units had a grant date fair value of $4.00 and vest within three to four years from the grant date.

Restricted stock activity for the nine month periods ended December 31, 2014 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2014	308	$6.62
Granted	820	4.16
Vested	(112)	4.43
Forfeited	(18)	9.19
Non-vested restricted stock at December 31, 2014	998	4.80

The compensation expense associated with stock-based compensation for the quarters ended December 31, 2014 and 2013 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended December 31, 2014			Quarter Ended December 31, 2013
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$36	$66	$322	$95	$47	$136
Selling, general and administrative expenses	69	230	409	67	200	126
Research and development	3	1	96	(19)	—	50
Total	$108	$297	$827	$143	$247	$312

The compensation expense associated with stock-based compensation for the nine month periods ended December 31, 2014 and 2013 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Nine Month Period Ended December 31, 2014			Nine Month Period Ended December 31, 2013
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$205	$110	$797	$368	$80	$374
Selling, general and administrative expenses	270	474	1,059	351	505	509
Research and development	12	1	257	—	—	143
Total	$487	$585	$2,113	$719	$585	$1,026

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters and nine month periods ended December 31, 2014, and 2013. Approximately six thousand and thirty-five thousand stock options were exercised in the nine month periods ended December 31, 2014 and 2013, respectively.

Note 10. Income Taxes

During the quarter ended December 31, 2014, the Company incurred $1.4 million of income tax expense which is comprised of $0.8 million related to income taxes for foreign operations and $0.6 million of income tax expense related to an uncertain tax position in a foreign jurisdiction. Income tax expense for the nine month period ended December 31, 2014 was $5.2 million which is comprised of $4.3 million related to income taxes for foreign operations, $0.8 million of income tax expense related to an uncertain tax position in a foreign jurisdiction and $0.1 million of state income tax expense. In addition, the Company incurred $0.1 million income tax expense for the quarter ended December 31, 2014 and $2.0 million of income tax expense for the nine month period ended December 31, 2014 related to the income (loss) from discontinued operations.

During the quarter ended December 31, 2013, the Company incurred $1.0 million of income tax expense which was comprised of $1.3 million related to income taxes for foreign operations and $0.3 million tax benefit related to the release of uncertain tax positions in a foreign jurisdiction. Income tax expense for the nine month period ended December 31, 2013 was $4.3 million, comprised of $4.3 million related to income taxes for foreign operations, $0.1 million of state income tax expense and $0.1 million income tax benefit related to uncertain tax positions in a foreign jurisdiction. In addition, the Company incurred $0.1 million income tax expense for the quarter ended December 31, 2013 and $0.3 million of income tax benefit for the nine month period ended December 31, 2013 related to the income (loss) from discontinued operations.

There is no U.S. federal income tax benefit from the quarters and nine month periods ended December 31, 2014 and 2013 due to a valuation allowance recorded on deferred tax assets.

Note 11. Basic and Diluted Net Income (Loss) Per Common Share

The following table presents basic EPS and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$3,078	$(4,744)	$325	$(50,319)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $41, $67, $1,976 and $(293), respectively	(164)	(1,076)	5,379	(3,737)
Net income (loss)	$2,914	$(5,820)	$5,704	$(54,056)
Denominator:
Weighted-average shares outstanding:
Basic	45,407	45,120	45,360	45,078
Assumed conversion of employee stock grants	493	—	550	—
Assumed conversion of warrants	6,328	—	6,639	—
Diluted	52,228	45,120	52,549	45,078
Net income (loss) per basic share:
Income (loss) from continuing operations	$0.07	$(0.11)	$0.01	$(1.12)
Income (loss) from discontinued operations	$—	$(0.02)	$0.12	$(0.08)
Net income (loss)	$0.07	$(0.13)	$0.13	$(1.20)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.06	$(0.11)	$0.01	$(1.12)
Income (loss) from discontinued operations	$—	$(0.02)	$0.10	$(0.08)
Net income (loss)	$0.06	$(0.13)	$0.11	$(1.20)

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Assumed conversion of employee stock grants	1,433	1,777	1,012	1,800
Assumed conversion of warrants	—	6,822	—	6,646

Note 12. Write Down of Long-Lived Assets
In fiscal year 2013, the Company initiated a restructuring plan for its Evora, Portugal manufacturing operations. As a part of ongoing restructuring activities, the Company has relocated certain Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Tantalum equipment in Portugal will be disposed. During the third quarter of fiscal year 2014, Solid Capacitors incurred impairment charges totaling $2.8 million due to a decrease in forecasted units manufactured in Portugal because production was relocated to Mexico sooner than originally planned. The Company used an income approach to estimate the fair value of the assets to be disposed. In addition, during the third quarter of fiscal year 2014, the Company incurred impairment charges totaling $0.6 million related to the Film and Electrolytic which were related to idle manufacturing equipment in a manufacturing facility in Italy. The impairment charges are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets” in the nine month period ended December 31, 2013.

Note 13. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters and nine month periods ended December 31, 2014 and 2013.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of December 31, 2014 and March 31, 2014.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 44% of the Company’s net sales in each of the nine month periods ended December 31, 2014 and 2013.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

Note 14. Condensed Consolidating Financial Statements

The 10.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) and secured by a first priority lien on 51% of the capital stock of certain of our foreign restricted subsidiaries (“Non-Guarantor Subsidiaries”).  The Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are not consistent with the Company’s business groups or geographic operations; accordingly, this basis of presentation is not intended to present the Company’s financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. The Company is required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company’s public debt to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
December 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$29,936	$25,006	$—	$55,582
Accounts receivable, net	—	38,148	54,337	—	92,485
Intercompany receivable	320,682	413,279	202,659	(936,620)	—
Inventories, net	—	127,906	59,708	—	187,614
Prepaid expenses and other	3,146	15,684	22,947	(2,941)	38,836
Deferred income taxes	—	2,314	4,381	—	6,695
Total current assets	324,468	627,267	369,038	(939,561)	381,212
Property and equipment, net	305	100,025	164,638	—	264,968
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	27,343	7,252	—	34,595
Investment in NEC TOKIN	—	52,168	—	—	52,168
Investments in subsidiaries	434,413	423,462	31,135	(889,010)	—
Restricted cash	—	2,003	—	—	2,003
Deferred income taxes	—	948	5,743	—	6,691
Other assets	4,419	17,167	937	—	22,523
Long-term intercompany receivable	71,982	56,574	2,800	(131,356)	—
Total assets	$835,587	$1,342,541	$581,543	$(1,959,927)	$799,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$7,000	$5,521	$—	$12,521
Accounts payable	26	29,555	32,551	—	62,132
Intercompany payable	246,916	596,366	93,338	(936,620)	—
Accrued expenses	15,103	16,348	27,160	—	58,611
Income taxes payable and deferred income taxes	—	2,934	403	(2,941)	396
Total current liabilities	262,045	652,203	158,973	(939,561)	133,660
Long-term debt, less current portion	357,634	22,448	12,000	—	392,082
Other non-current obligations	—	2,894	47,069	—	49,963
Deferred income taxes	—	4,548	3,583	—	8,131
Long-term intercompany payable	—	71,982	59,374	(131,356)	—
Stockholders’ equity	215,908	588,466	300,544	(889,010)	215,908
Total liabilities and stockholders’ equity	$835,587	$1,342,541	$581,543	$(1,959,927)	$799,744

Condensed Consolidating Balance Sheet (1)
March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$616	$22,200	$35,113	$—	$57,929
Accounts receivable, net	—	49,462	49,485	—	98,947
Intercompany receivable	318,582	329,211	203,018	(850,811)	—
Inventories, net	—	119,340	68,634	—	187,974
Prepaid expenses and other	3,146	15,286	21,380	(2,941)	36,871
Deferred income taxes	—	1,022	5,673	—	6,695
Current assets of discontinued operations	—	—	12,160	—	12,160
Total current assets	322,344	536,521	395,463	(853,752)	400,576
Property and equipment, net	329	104,874	187,445	—	292,648
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	28,380	8,804	—	37,184
Investment in NEC TOKIN	—	46,419	—	—	46,419
Investments in subsidiaries	402,090	424,386	30,285	(856,761)	—
Restricted cash	—	13,512	—	—	13,512
Deferred income taxes	—	1,010	5,768	—	6,778
Other assets	5,415	3,895	820	—	10,130
Non-current assets of discontinued operations	—	—	836	—	836
Long-term intercompany receivable	81,746	60,663	2,801	(145,210)	—
Total assets	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,988	$—	$1,309	$—	$7,297
Accounts payable	84	36,579	38,155	—	74,818
Intercompany payable	176,624	570,535	103,652	(850,811)	—
Accrued expenses	34,236	13,698	28,534	—	76,468
Income taxes payable and deferred income taxes	—	2,909	1,012	(2,941)	980
Current liabilities of discontinued operations	—	—	7,269	—	7,269
Total current liabilities	216,932	623,721	179,931	(853,752)	166,832
Long-term debt, less current portion	372,251	6,449	12,592	—	391,292
Other non-current obligations	857	3,311	51,696	—	55,864
Deferred income taxes	—	3,258	1,945	—	5,203
Non-current liabilities of discontinued operations	—	—	2,592	—	2,592
Long-term intercompany payable	—	81,747	63,463	(145,210)	—
Stockholders’ equity	221,884	536,758	320,003	(856,761)	221,884
Total liabilities and stockholders’ equity	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667

(1) Derived from audited financial statements.

Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$85	$242,498	$188,122	$(229,395)	$201,310
Operating costs and expenses:
Cost of sales	687	192,305	179,437	(215,587)	156,842
Selling, general and administrative expenses	7,193	18,562	11,427	(13,808)	23,374
Research and development	149	4,321	1,833	—	6,303
Restructuring charges	—	1,133	4,930	—	6,063
Net (gain) loss on sales and disposals of assets	—	(144)	(430)	—	(574)
Total operating costs and expenses	8,029	216,177	197,197	(229,395)	192,008
Operating income (loss)	(7,944)	26,321	(9,075)	—	9,302
Interest income	—	—	(5)	—	(5)
Interest expense	9,631	39	268	—	9,938
Other (income) expense, net	(7,373)	5,935	(2,263)	—	(3,701)
Equity in earnings of subsidiaries	(13,116)	—	—	13,116	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	2,914	20,347	(7,075)	(13,116)	3,070
Income tax expense	—	57	1,302	—	1,359
Income (loss) from continuing operations before equity income from NEC TOKIN	2,914	20,290	(8,377)	(13,116)	1,711
Equity income (loss) from NEC TOKIN	—	1,367	—	—	1,367
Income (loss) from continuing operations	2,914	21,657	(8,377)	(13,116)	3,078
Income (loss) from discontinued operations	—	(2)	(162)	—	(164)
Net income (loss)	$2,914	$21,655	$(8,539)	$(13,116)	$2,914

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended December 31, 2014
(Unaudited)

Comprehensive income (loss)	$293	$24,794	$(12,135)	$(13,116)	$(164)

Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2013
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$88	$242,149	$203,486	$(238,384)	$207,339
Operating costs and expenses:
Cost of sales	376	212,086	181,109	(223,894)	169,677
Selling, general and administrative expenses	10,276	15,195	11,450	(14,490)	22,431
Research and development	31	4,072	1,924	—	6,027
Restructuring charges	—	254	1,940	—	2,194
Write down of long-lived assets	—	—	3,358	—	3,358
Net (gain) loss on sales and disposals of assets	—	45	(16)	—	29
Total operating costs and expenses	10,683	231,652	199,765	(238,384)	203,716
Operating income (loss)	(10,595)	10,497	3,721	—	3,623
Non-operating (income) expense:
Interest income	—	—	(7)	—	(7)
Interest expense	9,977	302	70	—	10,349
Other (income) expense, net	(10,165)	7,778	1,036	—	(1,351)
Equity in earnings of subsidiaries	(4,587)	—	—	4,587	—
Income (loss) from continuing operations before income taxes	(5,820)	2,417	2,622	(4,587)	(5,368)
Income tax expense	—	53	980	—	1,033
Income (loss) from continuing operations before equity loss from NEC TOKIN	(5,820)	2,364	1,642	(4,587)	(6,401)
Equity income (loss) from NEC TOKIN	—	1,657	—	—	1,657
Income (loss) from continuing operations	(5,820)	4,021	1,642	(4,587)	(4,744)
Income (loss) from discontinued operations	—	—	(1,076)	—	(1,076)
Net income (loss)	$(5,820)	$4,021	$566	$(4,587)	$(5,820)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended December 31, 2013
(Unaudited)

Comprehensive income (loss)	$(4,122)	$4,686	$3,220	$(4,587)	$(803)

Condensed Consolidating Statement of Operations
For the Nine Month Period Ended December 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$195	$748,094	$588,324	$(707,129)	$629,484
Operating costs and expenses:
Cost of sales	1,712	626,305	540,184	(661,897)	506,304
Selling, general and administrative expenses	31,338	50,785	36,772	(45,232)	73,663
Research and development	355	12,918	5,957	—	19,230
Restructuring charges	—	1,695	7,885	—	9,580
Net gain (loss) on sales and disposals of assets	(9)	86	(836)	—	(759)
Total operating costs and expenses	33,396	691,789	589,962	(707,129)	608,018
Operating income (loss)	(33,201)	56,305	(1,638)	—	21,466
Non-operating (income) expense:
Interest income	—	—	(11)	—	(11)
Interest expense	29,156	702	823	—	30,681
Non-operating (income) expense, net	(31,175)	22,734	(6,388)	—	(14,829)
Equity in earnings of subsidiaries	(36,886)	—	—	36,886	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	5,704	32,869	3,938	(36,886)	5,625
Income tax expense	—	290	4,934	—	5,224
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	5,704	32,579	(996)	(36,886)	401
Equity income (loss) from NEC TOKIN	—	(76)	—	—	(76)
Income (loss) from continuing operations	5,704	32,503	(996)	(36,886)	325
Income (loss) from discontinued operations	—	102	5,277	—	5,379
Net income (loss)	$5,704	$32,605	$4,281	$(36,886)	$5,704

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Month Period Ended December 31, 2014
(Unaudited)

Comprehensive income (loss)	$(4,061)	$40,644	$(8,320)	$(36,886)	$(8,623)

Condensed Consolidating Statement of Operations
For the Nine Month Period Ended December 31, 2013
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$173	$725,721	$619,977	$(728,026)	$617,845
Operating costs and expenses:
Cost of sales	1,093	662,619	554,805	(687,794)	530,723
Selling, general and administrative expenses	30,830	43,755	36,473	(40,232)	70,826
Research and development	174	12,138	5,391	—	17,703
Restructuring charges	—	2,634	5,534	—	8,168
Write down of long-lived assets	—	—	3,358	—	3,358
Net (gain) loss on sales and disposals of assets	—	63	8	—	71
Total operating costs and expenses	32,097	721,209	605,569	(728,026)	630,849
Operating income (loss)	(31,924)	4,512	14,408	—	(13,004)
Non-operating (income) expense:
Interest income	(12)	(3)	(167)	—	(182)
Interest expense	30,171	780	(660)	—	30,291
Other (income) expense, net	(30,139)	28,223	1,866	—	(50)
Equity in earnings of subsidiaries	22,111	—	—	(22,111)	—
Income (loss) from continuing operations before income taxes	(54,055)	(24,488)	13,369	22,111	(43,063)
Income tax expense (benefit)	—	142	4,151	—	4,293
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(54,055)	(24,630)	9,218	22,111	(47,356)
Equity income (loss) from NEC TOKIN	—	(2,963)	—	—	(2,963)
Income (loss) from continuing operations	(54,055)	(27,593)	9,218	22,111	(50,319)
Income (loss) from discontinued operations	—	—	(3,737)	—	(3,737)
Net income (loss)	$(54,055)	$(27,593)	$5,481	$22,111	$(54,056)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Month Period Ended December 31, 2013
(Unaudited)

Comprehensive income (loss)	$(48,211)	$(30,289)	$14,971	$22,111	$(41,418)

Condensed
Consolidating Statement of Cash Flows
For the Nine Month Period Ended December 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$31,316	$(18,502)	$(16,084)	$—	$(3,270)
Investing activities:
Capital expenditures	—	(9,542)	(7,932)	—	(17,474)
Change in restricted cash	—	11,509	—	—	11,509
Proceeds from sale of assets	—	2,274	2,266	—	4,540
Proceeds from sale of discontinued operations	—	—	9,564	—	9,564
Net cash used in investing activities	—	4,241	3,898	—	8,139
Financing activities:
Proceeds from revolving line credit	—	37,340	5,000	—	42,340
Payments of revolving line credit	—	(14,342)	—	—	(14,342)
Deferred acquisition payments	(10,899)	(1,000)	—	—	(11,899)
Payments of long-term debt	(20,417)	—	(1,316)	—	(21,733)
Proceeds from exercise of stock options	24	—	—	—	24
Net cash provided by (used in) financing activities	(31,292)	21,998	3,684	—	(5,610)
Net increase (decrease) in cash and cash equivalents	24	7,737	(8,502)	—	(741)
Effect of foreign currency fluctuations on cash	—	(1)	(1,605)	—	(1,606)
Cash and cash equivalents at beginning of fiscal period	616	22,200	35,113	—	57,929
Cash and cash equivalents at end of fiscal period	$640	$29,936	$25,006	$—	$55,582

Condensed Consolidating Statements of Cash Flows
For the Nine Month Period Ended December 31, 2013
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(3,339)	$(30,386)	$7,413	$—	$(26,312)
Investing activities:
Capital expenditures	—	(10,955)	(14,038)	—	(24,993)
Change in restricted cash	—	3,532		—	3,532
Net cash used in investing activities	—	(7,423)	(14,038)	—	(21,461)
Financing activities:
Proceeds from revolving line credit	—	9,000	12,000	—	21,000
Deferred acquisition payments	(10,703)	(1,000)	—	—	(11,703)
Payments of long-term debt	(2,841)	(17)	—	—	(2,858)
Proceeds from exercise of stock options	86	—	—	—	86
Net cash provided by (used in) financing activities	(13,458)	7,983	12,000	—	6,525
Net increase (decrease) in cash and cash equivalents	(16,797)	(29,826)	5,375	—	(41,248)
Effect of foreign currency fluctuations on cash	—	(672)	1,536	—	864
Cash and cash equivalents at beginning of fiscal period	17,202	52,056	26,720	—	95,978
Cash and cash equivalents at end of fiscal period	$405	$21,558	$33,631	$—	$55,594

Note 15. Subsequent Event

On January 2, 2015, the Company made the final payment of $7.7 million related to the acquisition of Niotan Incorporated, whose name was subsequently changed to KEMET Blue Powder Corporation which completes the deferred payments related to this transaction.

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

Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) continued net losses could impact our ability to realize current operating plans and could materially adversely affect our liquidity and our ability to continue to operate; (iii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iv) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased materials; (v) changes in the competitive environment; (vi) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) difficulties, delays or unexpected costs in completing restructuring plans; (ix) equity method investment in NEC TOKIN exposes us to a variety of risks; (x) acquisitions and other strategic transactions expose us to a variety of risks; (xi) inability to attract, train and retain effective employees and management; (xii) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xiii) exposure to claims alleging product defects; (xiv) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) the need to reduce the total costs of our products to remain competitive; (xviii) potential limitation on the use of net operating losses to offset possible future taxable income; (xix) restrictions in our debt agreements that limit our flexibility in operating our business; and (xx) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions.

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

KEMET operates 20 production facilities in Europe, North America, and Asia, and employs approximately 9,500 employees worldwide. Commodity manufacturing has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the nine month period ended December 31, 2014.  During the nine month period ended December 31, 2014 we introduced 1,831 new products of which 269 were first to market. In addition, we continue to focus on specialty products which accounted for 41.3% of our revenue over this period.

In fiscal year 2014, we shipped approximately 35 billion capacitors and in the nine month period ended December 31, 2014, we shipped approximately 26 billion capacitors. We believe the long-term demand for capacitors will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.

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

Recent Developments and Trends

Net sales for the quarter ended December 31, 2014, of $201.3 million decreased $14.0 million or 6.5% from $215.3 million for the quarter ended September 30, 2014.  Operating income of $9.3 million decreased $3.5 million from operating income of $12.8 million in the quarter ended September 30, 2014.

The following items have been reflected in the financial statements for the quarter and nine month periods ended December 31, 2014.

Amendment to the Revolving Line of Credit

On December 19, 2014, KEMET Electronics Corporation (“KEC”), KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company (collectively, the “U.S. Borrowers”) and KEMET Electronics Marketing (S) Pte Ltd. (the “Singapore Borrower”), the financial institutions party thereto (collectively, the “Lenders”) and Bank of America, N.A., as agent for the Lenders (the “Agent”) entered into an amendment to the Loan and Security Agreement dated September 30, 2010, as amended, which prior to the amendment provided a $50.0 million revolving line of credit. Under the terms of the amendment, the revolving credit facility has increased to $60.0 million, with an accordion feature permitting the U.S. Borrowers to increase commitments under the facility by an aggregate principal amount up to $15.0 million (for a total facility of $75.0 million), subject to terms and documentation acceptable to the Agent and/or the Lenders. The expiration date of the facility has been extended to December 19, 2019. The principal features of the Amendment include the following:

•
A decrease in the applicable margins under the U.S. facility to a range of 2.00% to 2.50% for LIBOR advances and 1.0% to 1.50% for base rate advances, and under the Singapore facility to a range of 2.25% to 2.75% for LIBOR advances and 1.25% to 1.75% for base rate advances.

•
A decrease to 1.0 to 1.0 in the Fixed Charge Coverage Ratio as defined in the existing Loan and Security Agreement, which must be maintained as of the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of forty-five consecutive days: (i) an event of default, (ii) aggregate availability under the facility is less than the greater of (A) 12.5% of the Facility or (B) $7.5 million or (iii) U.S. availability under the facility is less than $3.75 million.

Advanced Payment from OEM

During the quarter ended December 31, 2014, at our discretion, we opted to repay the outstanding balance on the Advanced Payment primarily using the revolving line of credit and the standby letter of credit of $16.0 million was simultaneously released. The early extinguishment of debt resulted in a gain of $1.0 million which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations.

Sale of property

During the quarter ended December 31, 2014 we sold our plant located in Vergato, Italy for $2.0 million which resulted in a $0.3 million gain which is included on the line item "Net (gain) loss on sales and disposals of assets" in the Condensed Consolidated Statement of Operations.

Equity Investment

On August 29, 2014 KEMET Electronics Corporation (“KEC”) entered into an amendment to the Option Agreement with NEC Corporation (“NEC”), whereby KEC may exercise certain options to purchase additional shares of NEC TOKIN common stock or NEC may excercise an option to require KEC to purchase all outstanding capital stock of NEC TOKIN. The Company has marked these options to fair value and in the quarter and nine month periods ended December 31, 2014 recognized a $2.5 million and $13.2 million gain, respectively, which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations. The line item “Other assets” on the Condensed Consolidated Balance Sheets includes $16.8 million and $3.6 million, respectively as of December 31, 2014 and March 31, 2014 related to the options.

Discontinued Operations

The Film and Electrolytic business group completed the sale of its machinery division in April 2014, which resulted in a $5.6 million net gain on sale of the business (after income tax expense) offset by a loss from machinery operations of $0.3 million during the nine month period ended December 31, 2014 resulting in a net income on discontinued operations of $5.4 million.

Restructuring

We incurred $9.6 million in restructuring charges in the nine month period ended December 31, 2014 including $7.2 million of personnel reduction costs and $2.4 million of manufacturing relocation costs.

Subsequent Event

On January 2, 2015, the Company made the final payment of $7.7 million related to the acquisition of Niotan Incorporated, whose name was subsequently changed to KEMET Blue Powder Corporation which completes the deferred payments related to this transaction.

 Outlook

For the fourth quarter of fiscal year 2015, we expect net sales to be within the $202 million to $208 million range.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended December 31, 2014 with the quarter ended December 31, 2013

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended December 31,
	2014	% to Total Sales	2013	% to Total Sales
Net sales	$201,310		$207,339
Gross margin	44,468	22.1%	37,662	18.2%
Selling, general and administrative expenses	23,374	11.6%	22,431	10.8%
Research and development	6,303	3.1%	6,027	2.9%
Restructuring charges	6,063	3.0%	2,194	1.1%
Write down of long-lived assets	—	—%	3,358	1.6%
Net (gain) loss on sales and disposals of assets	(574)	(0.3)%	29	—
Operating income (loss)	9,302	4.6%	3,623	1.7%
Non-operating (income) expense, net	6,232	3.1%	8,991	4.3%
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	3,070	1.5%	(5,368)	(2.6)%
Income tax expense	1,359	0.7%	1,033	0.5%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	1,711	0.8%	(6,401)	(3.1)%
Equity income (loss) from NEC TOKIN	1,367	0.7%	1,657	0.8%
Income (loss) from continuing operations	3,078	1.5%	(4,744)	(2.3)%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $41 and $67, respectively	(164)	(0.1)%	(1,076)	(0.5)%
Net income (loss)	$2,914	1.4%	$(5,820)	(2.8)%

Net Sales

Net sales for the quarter ended December 31, 2014 of $201.3 million decreased $6.0 million or 2.9% from $207.3 million for the quarter ended December 31, 2013. Solid Capacitors and Film and Electrolytic decreased 2.1% and 5.3%, respectively. Overall, net sales were unfavorably impacted by a 1.1% decrease in unit sales volumes and a 0.5% decrease in average selling prices. In addition, net sales were unfavorably impacted by $4.1 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013.

The following table reflects the percentage of net sales by region for the quarters ended December 31, 2014 and 2013:

	Quarters Ended December 31,
	2014	2013
Americas	32%	33%
EMEA	33%	33%
APAC	35%	34%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended December 31, 2014 and 2013:

	Quarters Ended December 31,
	2014	2013
Distributors	44%	44%
EMS	19%	17%
OEM	37%	39%
	100%	100%

Gross Margin

Gross margin for the quarter ended December 31, 2014 of $44.5 million (22.1% of net sales) increased $6.8 million or 18.1% from $37.7 million (18.2% of net sales) for the quarter ended December 31, 2013.  The primary contributors to the increase in gross margin as a percentage of net sales was an improvement in the gross margin for Solid Capacitors due to an increase in polymer product sales, continued vertical integration activities, and a decrease in manufacturing costs as a result of moving production from Evora, Portugal to Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses of $23.4 million (11.6% of net sales) for the quarter ended December 31, 2014 increased $0.9 million or 4.2% from $22.4 million (10.8% of net sales) for the quarter ended December 31, 2013. The increase is attributable primarily to the following items: a $0.9 million increase in payroll and related fringe benefit expenses, $0.3 million increase in consulting fees, and $0.3 million increase in stock-based compensation. Partially offsetting these increases was a $0.3 million decrease in ERP integration costs and a $0.3 million decrease in depreciation expense.

Research and Development

Research and Development ("R&D") expenses of $6.3 million (3.1% of net sales) for the quarter ended December 31, 2014 increased $0.3 million or 4.6% compared to $6.0 million (2.9% of net sales) for the quarter ended December 31, 2013 primarily as a result of headcount increases and engineering activities related to new product introduction.

Restructuring Charges

Restructuring charges of $6.1 million for the quarter ended December 31, 2014 increased $3.9 million or 176.3% from $2.2 million for the quarter ended December 31, 2013.

Restructuring charges in the quarter ended December 31, 2014 include $5.9 million of personnel reduction costs due to the following: $2.7 million related to a restructuring plan initiated in Italy whereby we will reduce non-manufacturing labor by 50 employees, $0.5 million related to an expansion of the CIGS plan, $0.9 million related to headcount reductions taken as we begin to outsource the information technology department, and $0.5 million for global reduction of overhead. In addition, we incurred costs of $0.8 million related to the planned headcount reductions in Europe (primarily Landsberg, Germany) as we relocate production to lower cost regions and $0.5 million related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico. The total expected costs for these relocations are $6.5 million and the relocations are expected to be complete in the second quarter of fiscal year 2016. The Company incurred $0.2 million of manufacturing relocation costs primarily due to the relocation of equipment to Suzhou, China and Skopje, Macedonia.

Restructuring charges in the quarter ended December 31, 2013 included $1.2 million related to personnel reduction costs which were primarily comprised of the following charges: $0.9 million related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $1.0 million in the quarter ended December 31, 2013 due to the consolidation of manufacturing facilities within Italy.

Write Down of Long-Lived Assets
In fiscal year 2013, we initiated a restructuring plan for our Evora, Portugal manufacturing operations. As a part of the ongoing restructuring activities, we relocated certain Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Tantalum equipment in Portugal will be disposed. During the third quarter of fiscal year 2014, Solid Capacitors incurred impairment charges totaling $2.8 million due to a decrease in forecasted units manufactured in Portugal because production was relocated to Mexico sooner than originally planned. We used an income approach to estimate the fair value of the assets to be disposed. In addition, during the third quarter of fiscal year 2014, we incurred impairment charges totaling $0.6 million related to Film and Electrolytic, which related to idle manufacturing equipment in a manufacturing facility in Italy.

Operating Income (Loss)

Operating income of $9.3 million for the quarter ended December 31, 2014 improved $5.7 million from operating income of $3.6 million for the quarter ended December 31, 2013.  The improvement was attributable primarily to a $6.8 million increase in gross margin, a $3.4 million decrease in the write down of long-lived assets and a $0.6 million gain on sales and disposals of assets. These improvements were partially offset by a $0.9 million increase in SG&A expenses, a $3.9 million increase in Restructuring charges and a $0.3 million increase in R&D expenses.

Non-Operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $6.2 million for the quarter ended December 31, 2014, compared to an expense of $9.0 million for the quarter ended December 31, 2013.  During the quarter ended December 31, 2014, we recognized a $1.3 million gain on foreign currency exchange compared to a $0.2 million foreign currency exchange loss for the quarter ended December 31, 2013 primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  For the quarter ended December 31, 2014, we also recognized $1.1 million in professional charges related to financing activities which was largely offset by a $1.0 million gain recognized from the extinguishment of our Advance Payment from OEM debt. Interest expense for the third quarter of fiscal year 2015 decreased $0.4 million compared to the third quarter of fiscal year 2014 primarily due to a decrease in amortization of debt issuance costs. In addition, in the quarter ended December 31, 2014, we recognized a $2.5 million increase in the value of the NEC TOKIN options.

Income Taxes

Income tax expense of $1.4 million for the quarter ended December 31, 2014 increased $0.3 million compared to income tax expense of $1.0 million for the quarter ended December 31, 2013.  During the quarter ended December 31, 2014, the income tax expense was comprised of a $0.8 million charge related to income taxes for foreign operations and $0.6 million of income tax expense related to an uncertain tax position in a foreign jurisdiction.  During the quarter ended December 31, 2013, the Company incurred $1.0 million of income tax expense which was comprised of $1.3 million related to income taxes for foreign operations and $0.3 million tax benefit related to the release of uncertain tax positions in a foreign jurisdiction.

There was no U.S. federal income tax benefit for the quarters ended December 31, 2014 and 2013 due to a valuation allowance recorded on deferred tax assets.

Equity Income (Loss) From NEC TOKIN

Equity income related to our 34% economic interest in NEC TOKIN of $1.4 million for the quarter ended December 31, 2014 decreased by $0.3 million compared to an Equity income of $1.7 million for the quarter ended December 31, 2013 due primarily to a $0.9 million increase in income tax expenses which primarily relates to an income tax penalty incurred in Vietnam and a $0.3 million increase in the equity adjustment amortization and depreciation. Partially offsetting these negative impacts was a $0.4 million improvement in gross margin, a favorable impact of $0.4 million related to foreign currency exchange and a $0.1 million decrease in interest expense. The improvement in gross margin was primarily driven by sales mix improvement, a reduction in personnel costs, and improvements in manufacturing efficiencies.

Discontinued Operations

Loss from discontinued operations of $0.2 million for the quarter ended December 31, 2014, decreased $0.9 million compared to a loss of $1.1 million for the quarter ended December 31, 2013.  The improvement is the result of the sale of the machinery division in April 2014.

Business Groups Comparison of the Quarter Ended December 31, 2014 with the Quarter Ended December 31, 2013

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended December 31, 2014 and 2013 (amounts in thousands):

	Quarters Ended December 31,
	2014	2013
Net sales:
Solid Capacitors	$152,785	$156,082
Film and Electrolytic	48,525	51,257
Total	$201,310	$207,339
Operating income (loss):
Solid Capacitors	$38,103	$27,616
Film and Electrolytic	(5,137)	(2,374)
Corporate	(23,664)	(21,619)
Total	$9,302	$3,623

Solid Capacitors

The following table sets forth net sales, Operating income (loss), and Operating income (loss) as a percentage of net sales for our Solid Capacitors business group for the quarters ended December 31, 2014 and 2013 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$92,257		$97,707
Ceramic product line net sales	60,528		58,375
Solid Capacitors net sales	$152,785		$156,082
Solid Capacitors operating income (loss)	$38,103	24.9%	$27,616	17.7%

Net Sales

Solid Capacitors net sales of $152.8 million for the quarter ended December 31, 2014 decreased $3.3 million or 2.1% from $156.1 million for the quarter ended December 31, 2013 primarily as a result of decreased sales within the Tantalum product line ("Tantalum").  Tantalum product line net sales of $92.3 million for the quarter ended December 31, 2014 decreased $5.5 million or 5.6% from $97.7 million for the quarter ended December 31, 2013, driven primarily by a decrease in certain Tantalum products unit sales volumes in all regions. Ceramic net sales of $60.5 million for the quarter ended December 31, 2014 increased $2.2 million or 3.7% from $58.4 million for the quarter ended December 31, 2013, driven primarily by an increase in net sales of specialty products in all regions. Overall, net sales were unfavorably impacted by $1.7 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

 Segment Operating Income (Loss)

Segment operating income of $38.1 million for the quarter ended December 31, 2014 increased $10.5 million or 38.0% from $27.6 million in the quarter ended December 31, 2013 primarily as a result of an $8.1 million increase in gross margin partially offset by a $0.4 million increase in Restructuring charges. The increase in gross margin was driven by an increase of $2.5 million related to specialty product sales, cost reductions of $5.3 million from continued vertical integration activities, and manufacturing cost reductions of $0.9 million as a result of moving production from Evora, Portugal to Mexico.

Film and Electrolytic

The following table sets forth net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended December 31, 2014 and 2013 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$48,525		$51,257
Operating income (loss)	(5,137)	(10.6)%	(2,374)	(4.6)%

Net Sales

Film and Electrolytic net sales of $48.5 million for the quarter ended December 31, 2014 decreased $2.7 million or 5.3% from $51.3 million for the quarter ended December 31, 2013.  The decrease in net sales was unfavorably impacted by $2.7 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Unit sales volumes increased by 18.3% driven by higher customer demand in all regions partially offset by a decline in average selling prices of 13.4% due to pricing pressure and an increase in unit sales volume for products with lower average selling prices.

Segment Operating Income (Loss)

Segment operating loss of $5.1 million for the quarter ended December 31, 2014 increased $2.8 million or 116.4% from a loss of $2.4 million in the quarter ended December 31, 2013.  The increase in segment operating loss was primarily attributable to a $1.3 million decrease in gross margin due primarily to foreign currency exchange and a $2.4 million increase in restructuring charges. The decreases were partially offset by a $1.1 million decrease in operating expenses due mainly to a gain on disposal of fixed assets.

Consolidated Comparison of the Nine Month Period Ended December 31, 2014 with the Nine Month Period Ended December 31, 2013

The following table sets forth the Condensed Consolidated Statements of Operations for the nine month periods ended December 31, 2014 and 2013 (amounts in thousands):

	Nine Month Periods Ended December 31,
	2014	% to Total Sales	2013	% to Total Sales
Net sales	$629,484		$617,845
Gross margin	123,180	19.6%	87,122	14.1%
Selling, general and administrative expenses	73,663	11.7%	70,826	11.5%
Research and development	19,230	3.1%	17,703	2.9%
Restructuring charges	9,580	1.5%	8,168	1.3%
Write down of long-lived assets	—	—%	3,358	0.5%
Net (gain) loss on sales and disposals of assets	(759)	(0.1)%	71	—%
Operating income (loss)	21,466	3.4%	(13,004)	(2.1)%
Other (income) expense, net	15,841	2.5%	30,059	4.9%
Income (loss) from continuing operations before income taxes and equity income from NEC TOKIN	5,625	0.9%	(43,063)	(7.0)%
Income tax expense	5,224	0.8%	4,293	0.7%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	401	0.1%	(47,356)	(7.7)%
Equity income (loss) from NEC TOKIN	(76)	—%	(2,963)	(0.5)%
Income (loss) from continuing operations	325	0.1%	(50,319)	(8.1)%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $1,976 and $(293), respectively	5,379	0.9%	(3,737)	(0.6)%
Net income (loss)	$5,704	0.9%	$(54,056)	(8.7)%

Net Sales

Net sales of $629.5 million for the nine month period ended December 31, 2014 increased $11.6 million or 1.9% from $617.8 million for the nine month period ended December 31, 2013. The increase is due primarily to an increase in Solid Capacitors of $12.4 million driven by an increase in sales in the Americas region from the OEM and EMS channels and EMEA region from the Distributor and EMS channels, partially offset by a decrease in sales in the APAC region. Overall sales of the Company showed a 1.6% increase in unit sales volumes for the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013 and net sales were unfavorably impacted by $0.5 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The following table reflects the percentage of net sales by region for the nine month periods ended December 31, 2014 and 2013:

	Nine Month Periods Ended December 31,
	2014	2013
Americas	32%	31%
EMEA	34%	34%
APAC	34%	35%
	100%	100%

The following table reflects the percentage of net sales by channel for the nine month periods ended December 31, 2014 and 2013:

	Nine Month Periods Ended December 31,
	2014	2013
Distributors	44%	44%
EMS	18%	17%
OEM	38%	39%
	100%	100%

Gross Margin

Gross margin of $123.2 million (19.6% of net sales) for the nine month period ended December 31, 2014 increased $36.1 million or 41.4% from $87.1 million (14.1% of net sales) in the nine month period ended December 31, 2013.  The primary contributor to the increase in gross margin as a percentage of net sales was an improvement in the gross margin for Solid Capacitors of $36.2 million primarily driven by a $16.9 million cost reduction achieved through vertical integration and a decrease in obsolescence reserve expense primarily related to the $3.9 million reserve for inventory held by a third party recorded in the nine month period ended December 31, 2013. In addition, there were increases in specialty product sales, a shift in product line mix to higher margin products, and a decrease in manufacturing costs as a result of moving production from Evora, Portugal to Mexico.

Selling, General and Administrative Expenses

SG&A expenses of $73.7 million (11.7% of net sales) for the nine month period ended December 31, 2014 increased $2.8 million or 4.0% compared to $70.8 million (11.5% of net sales) for the nine month period ended December 31, 2013. The increase consists primarily of the following items: a $2.9 million increase in payroll and related fringe benefit expenses, $1.0 million increase in legal and professional fees, $0.9 million increase in software-related expenses, and $0.4 million increase in stock-based compensation. Partially offsetting these increases was a $1.1 million decrease in ERP integration costs, $0.9 million decrease in depreciation expense, and $0.3 million decrease related to rented or leased equipment.

Research and Development

R&D expenses of $19.2 million (3.1% of net sales) for the nine month period ended December 31, 2014 increased $1.5 million or 8.6% compared to $17.7 million (2.9% of net sales) for the nine month period ended December 31, 2013. The increase resulted primarily as a result of headcount increases and engineering activities related to new product introduction.

Restructuring Charges

Restructuring charges of $9.6 million for the nine month period ended December 31, 2014 increased $1.4 million or 17.3% from $8.2 million for the nine month period ended December 31, 2013. Restructuring charges in the nine month period ended December 31, 2014 included $7.2 million of personnel reduction costs due to the following: $2.7 million related to a restructuring plan initiated in Italy whereby we will reduce non-manufacturing labor by 50 employees, $0.5 million related to an expansion of the Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan, $0.9 million related to headcount reductions taken as we begin to outsource our information technology department, and $0.5 million for global reduction of overhead. In addition, we incurred $2.0 million related to planned headcount reductions in Europe (primarily Landsberg, Germany) as we relocate production to lower cost regions and $0.6 million related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico. The $2.4 million relocation costs included $1.1 million for the relocation of equipment to Suzhou, China and Skopje, Macedonia and $1.3 million due to the shut-down of the Tantalum production line in Evora, Portugal.

The Company incurred $8.2 million in restructuring charges in the nine month period ended December 31, 2013 including $6.1 million related to personnel reduction costs which was primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S., $1.2 million related to the reduction of the Solid Capacitor production workforce in Mexico, $1.1 million related to the Company’s initiative to reduce overhead, $0.9 million related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy, $0.4 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center and $0.4 million related to CIGS plan in Italy. In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $2.1 million due to the consolidation of manufacturing facilities within Italy and relocation of manufacturing equipment to Evora, Portugal and Skopje, Macedonia.

Write Down of Long-Lived Assets
In fiscal year 2013, we initiated a restructuring plan for our Evora, Portugal manufacturing operations. As a part of the ongoing restructuring activities, we relocated certain Tantalum manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Tantalum equipment in Portugal will be disposed. During the third quarter of fiscal year 2014, the Solid Capacitors incurred impairment charges totaling $2.8 million due to a decrease in forecasted units manufactured in Portugal because production was relocated to Mexico sooner than originally planned. We used an income approach to estimate the fair value of the assets to be disposed. In addition, during the third quarter of fiscal year 2014, we incurred impairment charges totaling $0.6 million related to Film and Electrolytic, which related to idle manufacturing equipment in a manufacturing facility in Italy.

Operating Income (Loss)

KEMET's Operating income of $21.5 million for the nine month period ended December 31, 2014, improved $34.5 million from the Operating loss of $13.0 million for the nine month period ended December 31, 2013. The improvement is attributable primarily to a $36.1 million increase in gross margin, a $1.4 million decrease in Restructuring charges and a $0.8 million gain on disposal of fixed assets. These improvements were partially offset by a $2.8 million increase in SG&A expense and $1.5 million increase in R&D expenses.

Non-operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $15.8 million for the nine month period ended December 31, 2014, compared to an expense of $30.1 million for the nine month period ended December 31, 2013.  The decrease is primarily due to the following items: the recognition of a $13.2 million increase in the value of the NEC TOKIN options for the nine month period ended December 31, 2014 compared to a $1.3 million increase in the value of the NEC TOKIN options for the nine month period ended December 31, 2013, a $2.1 million foreign currency exchange gain during the nine month period ended December 31, 2014 compared to a $0.1 million foreign currency exchange loss for the nine month period ended December 31, 2013, which was primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar, a $1.0 million gain from the extinguishment of our Advance Payment from OEM debt, and a $1.4 million charge related to the write off of a long-term note receivable that occurred during the nine month period ended December 31, 2013. Partially offsetting these decreases was a $1.1 million charge related to professional fees related to our financing activities and also an increase in interest expense for the nine month period ended December 31, 2014 of $0.6 million from the nine month period ended December 31, 2013, which was primarily due to a decrease in capitalized interest.

Income Taxes

Income tax expense of $5.2 million for the nine month period ended December 31, 2014 was comprised of $4.3 million related to income taxes for foreign operations, a $0.8 million income tax expense related to uncertain tax positions in a foreign jurisdiction and $0.1 million of state income tax expense. Income tax expense for the nine month period ended December 31, 2013, was $4.3 million, comprised of $4.3 million related to income taxes for foreign operations, $0.1 million of state income tax expense and $(0.1) million income tax benefit related to uncertain tax positions in a foreign jurisdiction.

There was no U.S. federal income tax benefit from the nine month periods ended December 31, 2014, and 2013 losses due to a valuation allowance on deferred tax assets.

Equity Income (Loss) from NEC TOKIN

Equity loss related to our 34% economic interest in NEC TOKIN improved by $2.9 million to a loss of $0.1 million for the nine month period ended December 31, 2014 compared to a $3.0 million equity loss for the nine month period ended December 31, 2013 due primarily to a $3.4 million improvement in gross margin, a $0.8 million improvement in non-operating income and a favorable impact of $0.4 million related to foreign currency exchange. The improvement in gross margin was primarily driven by sales mix improvement, a reduction in personnel costs, and improvements in manufacturing efficiencies. Partially offsetting these increases was a $1.2 million increase in income tax expenses which primarily relates to an income tax penalty incurred in Vietnam and a $0.7 million increase in the equity adjustment amortization and depreciation.

Discontinued Operations

Income from discontinued operations of $5.4 million for the nine month period ended December 31, 2014 improved $9.1 million compared to a loss of $3.7 million for nine month period ended December 31, 2013. The improvement is the result of the sale of the machinery division in April 2014, which, resulted in $5.6 million net gain on sale of the business (after income tax expense) offset by a loss from machinery operations of $0.3 million during the nine month period ended December 31, 2014.

Business Groups Comparison of the Nine Month Period Ended December 31, 2014 with the Nine Month Period Ended December 31, 2013

The following table reflects each business group’s net sales and operating income (loss) for the nine month periods ended December 31, 2014 and 2013 (amounts in thousands):

	Nine Month Periods Ended December 31,
	2014	2013
Net sales:
Solid Capacitors	$475,594	$463,197
Film and Electrolytic	153,890	154,648
	$629,484	$617,845
Operating income (loss):
Solid Capacitors	$106,221	$65,795
Film and Electrolytic	(12,127)	(10,888)
Corporate	(72,628)	(67,911)
	$21,466	$(13,004)

Solid Capacitors

The following table sets forth net sales, Operating income and Operating income as a percentage of net sales for our Solid Capacitors business group for the nine month periods ended December 31, 2014 and 2013 (amounts in thousands, except percentages):

	Nine Month Periods Ended December 31,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$289,044		$292,053
Ceramic product line net sales	186,550		171,144
Solid Capacitors net sales	$475,594		$463,197
Solid Capacitor operating income (loss)	$106,221	22.3%	$65,795	14.2%

Net Sales

Solid Capacitors net sales of $475.6 million for the nine month period ended December 31, 2014 increased $12.4 million or 2.7% from $463.2 million for the nine month period ended December 31, 2013.  Tantalum product line net sales of $289.0 million for the nine month period ended December 31, 2014, decreased $3.0 million or 1.0% from $292.1 million for the nine month period ended December 31, 2013. Ceramic net sales of $186.6 million for the nine month period ended December 31, 2014, increased $15.4 million or 9.0% from $171.1 million for the nine month period ended December 31, 2013.

The overall Solid Capacitors increase was primarily driven by an increase in net sales in the Americas and EMEA regions partially offset by a decrease in net sales in the APAC region:

	Nine Month Periods Ended December 31,		Change in Net Sales
	2014	2013
Americas	$184.7	$171.3	$13.4
EMEA	$114.9	$112.3	$2.6
APAC	$176.0	$179.6	$(3.6)

Segment Operating Income (Loss)

Segment Operating income of $106.2 million for the nine month period ended December 31, 2014 increased $40.4 million or 61.4% from $65.8 million for the nine month period ended December 31, 2013.  The increase was attributable primarily to an increase in gross profit of $36.2 million driven by increases of $12.2 million from specialty product sales, cost reductions of $16.9 million from continued vertical integration activities, and manufacturing cost reductions of $2.4 million due to moving production from Evora, Portugal to Mexico. Other improvements include a $0.7 million decrease in SG&A expenses due primarily to a decrease in integration expenses and a $1.3 million decrease in restructuring charges. Partially offsetting these improvements was a $0.6 million increase in R&D expenses.

Film and Electrolytic

The following table sets forth net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the nine month periods ended December 31, 2014 and 2013 (amounts in thousands, except percentages):

	Nine Month Periods Ended December 31,
	2014		2013
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$153,890		$154,648
Operating income (loss)	(12,127)	(7.9)%	(10,888)	(7.0)%

Net Sales

Film and Electrolytic net sales of $153.9 million for the nine month period ended December 31, 2014 decreased $0.8 million or 0.5% from $154.6 million for the nine month period ended December 31, 2013.  Average selling prices declined 12.3% due to a shift in product line mix and pricing pressures. Partially offsetting this decrease was a favorable impact of $0.2 million from foreign exchange primarily due to the change in the value of the Euro compared to the U.S. dollar and a 14.5% increase in unit sales volume within the Distributor and EMS channels.

Segment Operating Income (Loss)

Segment Operating loss of $12.1 million for the nine month period ended December 31, 2014, increased $1.2 million or 11.4% from $10.9 million for the nine month period ended December 31, 2013.  The increase was primarily attributable to a $1.9 million increase in restructuring charges, a $0.2 million decrease in gross margin, a $0.2 million increase in SG&A expenses, and a $0.3 million increase in R&D expenses. Partially offsetting these increases was a $1.4 million decrease in operating expenses due to a gain on disposal of fixed assets.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements and existing cash balances.

10.5% Senior Notes

As of December 31, 2014 and March 31, 2014, we had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).

Revolving Line of Credit

On December 19, 2014, the US Borrowers, the Singapore Borrower, the Lenders and the Agent entered into an amendment to the Loan and Security Agreement dated September 30, 2010, as amended, which prior to the amendment provided a $50.0 million revolving line of credit.
Under the terms of the amendment, the revolving credit facility has increased to $60.0 million, with an accordion feature permitting the U.S. Borrowers to increase commitments under the facility by an aggregate principal amount up to $15.0 million (for a total facility of $75.0 million) subject to terms and documentation acceptable to the Agent and/or the Lenders. The expiration date of the facility has been extended to December 19, 2019. The principal features of the Amendment include the following:

•
A decrease in the applicable margins under the U.S. facility to a range of 2.00% to 2.50% for LIBOR advances and 1.0% to 1.50% for base rate advances, and under the Singapore facility to a range of 2.25% to 2.75% for LIBOR advances and 1.25% to 1.75% for base rate advances.

•
A decrease to 1.0 to 1.0 in the Fixed Charge Coverage Ratio as defined in the existing Loan and Security Agreement, which must be maintained as of the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of forty-five consecutive days: (i) an event of default, (ii) aggregate availability under the facility is less than the greater of 12.5% of the facility or $7.5 million or (iii) U.S. availability under the Facility is less than $3.75 million.

For the nine month period ended December 31, 2014, we borrowed $42.3 million, of which $14.3 million was repaid during the period. As of December 31, 2014 we had outstanding borrowings of $46.4 million under the revolving line of credit, of which $29.4 million was borrowed under the U.S. facility at a rate of 4.75% (Base Rate, as defined in the Loan and Security Agreement, plus 1.50%) with no specific repayment date (Base Rate borrowing can be repaid at any time prior to the expiration of the facility), and $17.0 million borrowed under the Singapore facility at a rate of 3.00% (London Interbank Offer Rate (“LIBOR”) plus 2.75% based upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis).  The $17.0 million borrowed under the Singapore facility is comprised of a $12.0 million borrowing with a term of 90 days and total interest and principal payable at maturity, on February 23, 2015, and a $5.0 million borrowing with a term of 30 days for which total interest and principal were paid on January 29, 2015 at maturity. These were the only borrowings under the revolving line of credit, and as of December 31, 2014, KEMET's available borrowing capacity under the Loan and Security Agreement was $3.3 million. Subsequent to December 31, 2014, $7.5 million of the U.S. facility borrowing was repaid.

As described below in the section titled "Advanced Payment from OEM", a standby letter of credit for $16.0 million was delivered to the OEM on October 8, 2012, and at our discretion, we opted to repay the outstanding balance on the Advanced Payment primarily using the revolving line of credit and the letter of credit was simultaneously released during December 2014. In fiscal year 2014, we issued two letters of credit for €1.1 million ($1.3 million) and €0.7 million ($0.8 million) related to the construction of the new manufacturing location in Italy which were canceled during February 2014 and April 2014, respectively. Outstanding letters of credit would reduce KEMET's availability under the Loan and Security Agreement.

Advanced Payment from OEM

On August 28, 2012, we entered into and amended an agreement (the “Agreement”) with an OEM, pursuant to which the OEM agreed to advance KEMET $24.0 million (the “Advance Payment”) to be repaid in full by June 2015 using monthly payments equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month or or $2.0 per month if various conditions were not met. Pursuant to the terms of the Agreement, we delivered to the OEM an irrevocable standby letter of credit in the amount of $16.0 million on October 8, 2012; and, on October 22, 2012, we received the Advance Payment from the OEM. During December 2014, at our discretion, we opted to repay the the outstanding balance due on the Advanced Payment primarily using the revolving line of credit and the letter of credit was simultaneously released.

Short-term Liquidity

Unrestricted cash and cash equivalents as of December 31, 2014, of $55.6 million decreased $2.3 million from $57.9 million as of March 31, 2014.  Our net working capital (current assets less current liabilities) as of December 31, 2014, was $247.6 million compared to $233.7 million as of March 31, 2014. Cash and cash equivalents held by our foreign subsidiaries totaled $25.0 million and $35.1 million at December 31, 2014 and March 31, 2014, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. As a result, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. taxes on the undistributed foreign earnings.

We have taken steps to improve our operating results by moving headcount to lower cost locations and vertically integrating our supply chain.  Based on our current operating plans, we believe that domestic cash and cash equivalents will continue to be sufficient to fund our operating requirements for the next twelve months, including $38.9 million in interest payments, $20.0 million to $25.0 million in expected capital expenditures, $7.7 million in deferred acquisition payments, $6.7 million in restructuring payments, and $12.5 million in debt principal payments.  As of December 31, 2014, our borrowing capacity under the revolving line of credit was $3.3 million.  The revolving line of credit expires on December 19, 2019.

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

Cash and cash equivalents decreased $2.3 million for the nine month period ended December 31, 2014, as compared with a decrease of $40.4 million during the nine month period ended December 31, 2013.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Nine Month Periods Ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$(3,270)	$(26,312)
Net cash provided by (used in) investing activities	8,139	(21,461)
Net cash provided by (used in) financing activities	(5,610)	6,525
Effect of foreign currency fluctuations on cash	(1,606)	864
Net increase (decrease) in cash and cash equivalents	$(2,347)	$(40,384)

Operations

Cash used in operating activities in the nine month period ended December 31, 2014 of $3.3 million improved $23.0 million compared to cash used in operating activities of $26.3 million in the nine month period ended December 31, 2013. The improvement was primarily a result of a $28.3 million increase in operating cash flows led by an improvement in net income (loss) and partially offset by changes in the following: depreciation and amortization, net (gain) loss on sales and disposals of assets, amortization of debt and financing costs, gain on early extinguishment of debt, change in value of NEC TOKIN options, equity (gain) loss from NEC TOKIN, stock based compensation, pension and post-retiree plans, deferred income taxes, and write down of long-lived assets.

The change in operating assets resulted in a $8.8 million decrease in cash in the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013, related primarily to an increase in inventories and prepaid and other current assets. In the nine month period ended December 31, 2014, an increase in inventories and prepaid and other current assets used $6.2 million in cash, compared to the nine month period ended December 31, 2013, during which a decrease in inventories and prepaid and other current assets generated $7.4 million in cash. Additionally, in the nine month period ended December 31, 2014, a decrease in accounts receivable generated $7.4 million in cash, compared to the nine month period ended December 31, 2013, during which a decrease in accounts receivable generated $1.0 million in cash.

The change in operating liabilities resulted in a $3.6 million increase in cash in the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013, related primarily to an increase in accrued expenses. In the nine month period ended December 31, 2014, a decrease in accrued expenses used $8.3 million in cash compared to the nine month period ended December 31, 2013, during which a decrease in accrued expenses used $17.3 million in cash. Additionally, in the nine month period ended December 31, 2014, a decrease in income taxes payable used $1.4 million in cash compared to the nine month period ended December 31, 2013, during which an increase in income taxes payable generated $3.0 million in cash.

Investing

Cash provided by investing activities in the nine month period ended December 31, 2014 of $8.1 million increased $29.6 million from cash used in investing activities of $21.5 million in the nine month period ended December 31, 2013, due primarily to the change in restricted cash, the sale of discontinued operations, and a decrease in capital expenditures.
Cash provided by investing activities during the nine month period ended December 31, 2014 included $11.5 million of restricted cash relieved due to the repayment of the Advance Payment and $9.6 million received for the sale of discontinued operations. Partially offsetting these increases in cash were capital expenditures of $17.5 million primarily related to expanding capacity at our manufacturing facilities in Simpsonville, South Carolina, Granna, Sweden and Suzhou, China, and completion of our manufacturing facility in Pontecchio, Italy.
In comparison, cash provided by investing activities during the nine month period ended December 31, 2013 included $3.5 million of restricted cash relieved due to the repayment of the Advance Payment which was offset by $25.0 million used for capital expenditures primarily related to our new manufacturing facility in Pontecchio, Italy, and various information technology-related projects.
Financing

Cash used in financing activities in the nine month period ended December 31, 2014 of $5.6 million decreased $12.1 million from cash provided by financing activities of $6.5 million in the nine month period ended December 31, 2013, due primarily to an increase in proceeds from revolving line of credit.
During the nine month period ended December 31, 2014, we received $28.0 million in net proceeds under the Loan and Security Agreement while making deferred acquisition payments of $11.9 million related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions and spending $21.7 million for debt payments related to the Advance Payment.
Comparatively, during the nine month period ended December 31, 2013, we received $21.0 million in proceeds under the Loan and Security Agreement while making deferred acquisition payments of $11.7 million related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions and spending $2.9 million for debt payments.
Commitments

Our commitments have not changed materially from those disclosed in the Company’s 2014 Annual Report.

Non-U.S. GAAP Financial Measures

To complement our Condensed Consolidated Statements of Operations and Cash Flows, we use non-U.S. GAAP financial measures of Adjusted gross margin, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted EBITDA.  Management believes that Adjusted gross margin, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors.  The presentation of these non-U.S. GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.

The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Net sales	$201,310	$207,339	$629,484	$617,845
Cost of sales	$156,842	$169,677	$506,304	$530,723
Gross margin	$44,468	$37,662	$123,180	$87,122
Adjustments:
Plant start-up costs	1,144	485	3,905	2,667
Stock-based compensation expense	424	278	1,111	822
Plant shut-down costs	—	—	889	—
Inventory revaluation	(927)	—	928	—
Inventory write down	—	—	—	3,886
Adjusted gross margin	$45,109	$38,425	$130,013	$94,497
	22.4%	18.5%	20.7%	15.3%

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Operating income (loss)	$9,302	$3,623	$21,466	$(13,004)
Adjustments:
Restructuring charges	6,063	2,194	9,580	8,168
Inventory revaluation	(927)	—	928	—
Net (gain) loss on sales and disposals of assets	(574)	29	(759)	71
Stock-based compensation expense	1,232	702	3,184	2,330
ERP integration costs	671	994	1,975	3,043
Plant start-up costs	1,144	485	3,905	2,667
Write down of long-lived assets	—	3,358	—	3,358
Plant shut-down costs	—	—	889	—
NEC TOKIN investment-related expenses	485	249	1,552	1,681
Inventory write down	—	—	—	3,886
Adjusted operating income (loss)	$17,396	$11,634	$42,720	$12,200

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$2,914	$(5,820)	$5,704	$(54,056)
Adjustments:
Restructuring charges	6,063	2,194	9,580	8,168
Equity (income) loss from NEC TOKIN	(1,367)	(1,657)	76	2,963
Inventory revaluation	(927)	—	928	—
Net (gain) loss on sales and disposals of assets	(574)	29	(759)	71
Stock-based compensation expense	1,232	702	3,185	2,330
(Gain) loss on early extinguishment of debt	(1,003)	—	(1,003)	—
Professional fees related to financing activities	1,142	—	1,142	—
ERP integration costs	671	994	1,975	3,043
Change in value of NEC TOKIN options	(2,500)	(1,716)	(13,200)	(1,334)
Plant start-up costs	1,144	485	3,905	2,667
Write down of long-lived assets	—	3,358	—	3,358
Plant shut-down costs	—	—	889	—
Net foreign exchange (gain) loss	(1,257)	207	(2,081)	145
NEC TOKIN investment-related expenses	485	249	1,552	1,681
Inventory write down	—	—	—	3,886
Long-term receivable write down	—	—	—	1,444
(Income) loss from discontinued operations	164	1,076	(5,379)	3,737
Amortization included in interest expense	322	858	1,570	2,816
Income tax effect of non-GAAP adjustments (1)	37	(52)	64	(127)
Adjusted net income (loss)	$6,546	$907	$8,148	$(19,208)
___________________
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$2,914	$(5,820)	$5,704	$(54,056)
Adjustments:
Interest expense, net	9,933	10,342	30,670	30,109
Income tax expense (benefit)	1,359	1,033	5,224	4,293
Depreciation and amortization	9,720	11,762	30,694	37,352
Restructuring charges	6,063	2,194	9,580	8,168
Equity income (loss) from NEC TOKIN	(1,367)	(1,657)	76	2,963
Inventory revaluation	(927)	—	928	—
Net (gain) loss on sales and disposals of assets	(574)	29	(759)	71
Stock-based compensation expense	1,232	702	3,184	2,330
(Gain) loss on early extinguishment of debt	(1,003)	—	(1,003)	—
Professional fees related to financing activities	1,142	—	1,142	—
ERP integration costs	671	994	1,975	3,043
Change in value of NEC TOKIN options	(2,500)	(1,716)	(13,200)	(1,334)
Plant start-up costs	1,144	485	3,905	2,667
Write down of long-lived assets	—	3,358	—	3,358
Plant shut-down costs	—	—	889	—
Net foreign exchange (gain) loss	(1,257)	207	(2,081)	145
NEC TOKIN investment-related expenses	485	249	1,552	1,681
Inventory write down	—	—	—	3,886
Long-term receivable write down	—	—	—	1,444
(Income) loss from discontinued operations	164	1,076	(5,379)	3,737
Adjusted EBITDA	$27,199	$23,238	73,101	49,857

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

Adjusted net income (loss) represents net income (loss), excluding adjustments which are more specifically outlined in the quantitative reconciliation provided above. We use Adjusted net income (loss) to evaluate our operating performance and believe that Adjusted net income (loss) is useful to investors because it provides a supplemental way to understand our underlying operating performance. Adjusted net income (loss) should not be considered as an alternative to net income (loss) from continuing operations, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP.

Adjusted EBITDA represents net income (loss) before interest expense, net, income tax expense (benefit), and depreciation and amortization expense, excluding adjustments which are outlined in the quantitative reconciliation provided above.  We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe this measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is also used as a measure to determine incentive compensation.

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

Our Adjusted EBITDA measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA as supplementary information.

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company's fiscal year that begins on April 1, 2017 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early application is prohibited.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

              As previously reported, thirteen purported antitrust class actions (collectively, the “U.S. Complaints”) have been filed in United States district courts, alleging collusion and restraint of trade in capacitors by the named defendants. Seven of the suits were brought on behalf of direct purchasers and allege a violation of Section 1 of the Sherman Act, for which they seek injunctive and equitable relief and money damages: Chip-Tech, Ltd., v. Panasonic Corporation, et. al., filed July 18, 2014 in the United States District Court, Northern District of California; Dependable Component Supply Corporation v. Panasonic Corporation, et. al., filed July 22, 2014 in the United States District Court, Northern District of California; eIQ Energy, Inc. v. AVX Corporation, et al., filed August 1, 2014 in the United States District Court for the District of New Jersey and subsequently dismissed and refiled in the United States District Court, Northern District of California; Schuten Electronics Inc. v. AVX Corporation, et al., filed August 14, 2014 in the United States District Court, Northern District of California; In Home Tech Solutions, Inc. v Panasonic Corporation, et al., filed October 8, 2014 in the United States District Court, Northern District of California; Quathimatine Holdings, Inc. v. Elna Co., Ltd., et al., filed October 22, 2014 in the United States District Court, Northern District of California; and Walker Component Group, Inc. v. Panasonic Corporation, et al., filed October 28, 2014 in the United States District Court, Northern District of California (collectively, the “Direct Purchaser Complaints”). The other six U.S. Complaints were brought on behalf of indirect purchasers (collectively, the “Indirect Purchaser Complaints”) and asserted claims for damages under various antitrust and other state laws as well as for injunctive and equitable relief under the Sherman Act. One of the Indirect Purchaser Complaints asserted claims under California law and sought equitable relief and money damages. KEMET Corporation and KEC were named as defendants in each of the U.S. Complaints, along with more than 20 other capacitor manufacturers and subsidiaries.

The Direct Purchaser Complaints were consolidated into a single amended complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California. The Indirect Purchaser Complaints were consolidated into a single amended complaint, In re: Capacitors Antitrust

Litigation, No. 14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California, for which KEMET Corporation and KEC are no longer named as defendants.

In addition, as previously reported, KEMET Corporation and KEC, along with the other defendants of the U.S. Complaints, were named as defendants in several additional suits that were filed in Canada (collectively, the “Canadian Complaints”): Badashmin v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Herard v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Cygnus Electronics Corporation v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court of Justice, Province of Ontario; LeClaire v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Taylor v Panasonic Corporation, et al., filed August 11, 2014 in the Superior Court of Justice, Province of Ontario; Ramsay v. Panasonic Corporation, et al., filed August 14, 2014 in the Supreme Court, Province of British Columbia; Martin v. Panasonic Corporation, et al., filed September 25, 2014 in the Superior Court, Province of Quebec, District of Montreal; Parikh v. Panasonic Corporation, et al., filed October 3, 2014 in the Superior Court of Justice, Province of Ontario; Fraser v. Panasonic Corporation, et al., filed October 3, 2014 in the Court of Queen’s Bench, Province of Saskatchewan; and Pickering v. Panasonic Corporation, et al., filed October 6, 2014 in the Supreme Court, Province of British Columbia. A further Canadian Complaint, McPherson v Panasonic Corporation et al., was filed on November 6, 2014 in the Court of Queen’s Bench, Province of Manitoba. The Canadian Complaints generally allege the same unlawful acts as in the U.S. Complaints, assert claims under Canada’s Competition Act as well as various civil and common law causes of action, and seek injunctive and equitable relief and money damages.

The Company has not recorded any accrual concerning the U.S. Complaints and the Canadian Complaints.

NEC TOKIN and its subsidiary, NEC TOKIN America, Inc., are defendants in the consolidated U.S. Complaints and the Canadian Complaints.  See Note 6, Investment in NEC TOKIN.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2014 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Incentive Award, Severance and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and William M. Lowe, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)

Exhibit 10.2 Incentive Award and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and Charles C. Meeks, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)

Exhibit 10.3 Amendment No. 6 to Loan and Security Agreement, Waiver and Consent dated December 19, 2014, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 22, 2014)

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2014, and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 3, 2015
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1 Incentive Award, Severance and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and William M. Lowe, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)

Exhibit 10.2 Incentive Award and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and Charles C. Meeks, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)

Exhibit 10.3 Amendment No. 6 to Loan and Security Agreement, Waiver and Consent dated December 19, 2014, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 22, 2014)

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2014, and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.