Form 10-K
period 2015-03-31
KEMET CORP
filed 2015-05-22
CIK 887730

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
(Title of each class)                (Name of Exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2014 computed by reference to the closing sale price of the registrant's common stock was approximately $179,098,233.
The number of shares of each class of common stock, $0.01 par value, outstanding as of May 18, 2015 was 45,689,591.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held July 24, 2015 are incorporated by reference into Part III of this report.

PART I
ITEM 1.    BUSINESS
Background of Company
KEMET Corporation ("we", "us", "our", "KEMET" and the "Company"), a global manufacturer of passive electronic capacitors, became a stand-alone legal entity in 1990 following a management buyout from Union Carbide Corporation ("UCC"). In 1992, we publicly issued shares of our common stock. KEMET first began manufacturing tantalum capacitors in 1958 as a division of UCC and, since then, has expanded its product base to include multilayer ceramic, solid & electrolytic aluminum and film capacitors.
In fiscal year 2012, we acquired Cornell Dubilier Foil, LLC (whose name was subsequently changed to KEMET Foil Manufacturing, LLC ("KEMET Foil") and Niotan Incorporated (whose name was subsequently changed to KEMET Blue Powder Corporation ("Blue Powder") allowing us to vertically integrate certain manufacturing processes within our two segments: our Film and Electrolytic Business Group ("Film and Electrolytic") and our Solid Capacitors Business Group ("Solid Capacitors").
In fiscal year 2013, our subsidiary, KEMET Electronics Corporation ("KEC") acquired a 34% economic interest in NEC TOKIN Corporation ("NEC TOKIN") as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of NEC TOKIN outstanding as of such date. The Company accounts for its investment in NEC TOKIN using the equity method for a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.
General
We compete in the passive electronic component industry, specifically multilayer ceramic, solid & electrolytic aluminum, tantalum and film capacitors. Product offerings include surface mount which are attached directly to the circuit board without lead wires; leaded capacitors, which are attached to the circuit board using lead wires; and, chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow. As an essential passive component used in most circuit boards, capacitors are typically used for coupling, decoupling, filtering, oscillating and wave shaping and are used in communication systems, data processing equipment, personal computers, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems (basically anything that plugs in or has a battery).
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
Solid Capacitors products are commonly used in conjunction with integrated circuits, and the same circuit may, and frequently does, contain both ceramic and tantalum capacitors. Tantalum capacitors are a popular choice because of their ability for high capacitance in a small volume package. While ceramic capacitors are more cost-effective at lower capacitance values, tantalum capacitors are more cost-effective at higher capacitance values while solid aluminum capacitors can be more effective in special applications. Film, paper and aluminum electrolytic capacitors can be used to support integrated circuits, but also are used in the field of power electronics to provide energy for applications such as motor starts, power conditioning, electromagnetic interference filtering safety and inverters. Capacitors account for the largest market within the passive component product grouping.

Our Industry
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
According to a March 2015 report entitled "Passive Electronic Components: World Market Outlook: 2015-2020" by Paumanok Publications, Inc. ("Paumanok"), a market research firm concentrating on the passive components industry, the global capacitor market in fiscal year 2015 (fiscal year ending March 2015) was estimated to be $18.2 billion in revenues and 1.76 trillion units. According to the Paumanok report, the global capacitor market is expected to improve substantially and achieve revenue and unit volume increases of 14% and 19%, respectively, by fiscal year 2020. According to Paumanok, the forecast of the capacitor industry for fiscal year 2015 and the expected growth to fiscal year 2020 are as follows (amounts in billions):

	Fiscal Year 2015	Fiscal Year 2020
Tantalum	$1.8	$2.0
Ceramic	9.9	11.8
Aluminum	3.9	4.2
Paper and plastic film	1.9	2.0
Other	0.7	0.7
	$18.2	$20.7
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
Markets and Customers
Our products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer, industrial and aerospace industries. We also sell products to EMS providers, which also serve OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent the largest channel through which we sell our capacitors. One electronics distributor, accounted for over 10% of our net sales in fiscal years 2015, 2014 and 2013. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by them. Our top 50 customers accounted for 86.1% of our net sales during fiscal year 2015.

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

Communications	Smart phones, Telephones, Switching equipment, Relays, Base stations, and Wireless infrastructure
Computer-related	Personal computers (laptops, tablets, netbooks), Workstations, Servers, Mainframes, Computer peripheral equipment, Power supplies, Disk drives, Solid state drives, Printers, and Local area networks
Industrial	Electronic controls, Measurement equipment, Instrumentation, Solar and wind energy generation, Down-hole drilling and Medical electronics
Consumer	Digital media devices, Game consoles, Televisions and Global positioning systems
Military/Aerospace	Avionics, Radar, Guidance systems, and Satellite communications
Alternative Energy	Wind generation systems, Solar generation systems, Geothermal generation systems, Tidal generation Systems and Electric drive vehicles
We produce a small percentage of capacitors under military specification standards sold for both military and commercial uses. We do not sell any capacitors directly to the United States government. Certain of our customers purchase capacitors for products in the military and aerospace industries.
It is impracticable to report revenues from external customers for each of the above noted products primarily because approximately 44.5% of our external sales were to electronics distributors for fiscal year 2015.
KEMET in the United States
Our corporate headquarters is located near Greenville, South Carolina.
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
To accelerate the pace of innovations, KEMET maintains an Innovation Center for Solid Capacitors near Greenville, South Carolina. The primary objectives of the KEMET Innovation Center are to ensure the flow of new product platforms, material sets, and processes that are expected to keep us at the forefront of our customers' product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production.
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

KEMET in Asia Pacific
We have a well-established manufacturing, sales and logistics network in Asia to support our customers' Asian operations. We currently manufacture tantalum and aluminum polymer and Electrolytic products in China. The vision for KEMET China is to be a local operation, with local management and workers, to help achieve our objective of being a global company. These facilities are responsible for maintaining our tradition of excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow our customer base in Asia.
KEMET in Europe
We currently have one or more manufacturing locations in each of the following countries: Bulgaria, Finland, Germany, Italy, Macedonia, Portugal, and Sweden. In addition, we operate product innovation centers in the United Kingdom, Italy, Germany and Sweden. We continue to maintain and enhance our strong European sales and customer service infrastructure, allowing us to continue to meet the local preferences of European customers who remain an important focus for KEMET.
Global Sales and Logistics
KEMET serves the needs of our global customer base through three geographic regions: North America and South America ("Americas"), Europe, the Middle East and Africa ("EMEA") and Asia and the Pacific Rim ("APAC"). The Americas sales staff is organized into four areas supported by regional offices. The EMEA sales staff is organized into three areas, also supported by regional offices. The APAC sales staff is organized into three areas, and is also supported by regional offices. We also have independent sales representatives located in seven countries worldwide including: Brazil, Israel, Canada, and the United States.
In our major markets, we market and sell our products primarily through a direct sales force. With a global sales organization that is customer-focused, our direct sales personnel from around the world serve on KEMET Global Account Teams committed to serving any customer location in the world with a dedicated KEMET representative. The traditional sales team is supported by regional Field Application Engineers who are experts in electronic engineering and market all of KEMET's products by assisting customers with the resolution of capacitor application issues. We believe our direct sales force creates a distinct advantage in the marketplace by enabling us to establish and maintain strong relationships with our customers to efficiently process simple repeat business as well as to consult with customers on new and technically complex custom applications. In addition, where appropriate, we use independent commissioned representatives. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer.
Electronics distributors are an important distribution channel in the electronics industry and accounted for 44%, 45%, and 46% of our net sales in fiscal years 2015, 2014 and 2013, respectively. A portion of our net sales to distributors are made under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. In addition, our distributor policy includes inventory price protection and "ship-from-stock and debit" ("SFSD") programs common in the industry.
Sales by Geography
In fiscal years 2015 and 2014, net sales by region were as follows (dollars in millions):

	Fiscal Year 2015			Fiscal Year 2014
	Net Sales	% of Total		Net Sales	% of Total
Americas	$260.0	32%	Americas	$262.9	31%
APAC	281.8	34%	APAC	282.3	34%
EMEA	281.4	34%	EMEA	288.5	35%
Total	$823.2		Total	$833.7
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

Inventory and Backlog
Our customers often encounter uncertain or changing demand for their products. They historically order products from us based on their forecast and if demand does not meet their forecasts, they may cancel or reschedule the shipments included in our backlog, in many instances without penalty. Additionally, many of our customers have started to require shorter lead times and "just in time" delivery. Consequently, the twelve month order backlog is not a meaningful trend indicator for us.
Although we manufacture and inventory standardized products, a portion of our products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories. Historically, however, cancellations have not been significant.
Competition
The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices, low transportation costs, and few import barriers. Competitive factors that influence the market for our products include: product quality, customer service, technical innovation, pricing, and timely delivery. We believe we compete favorably on the basis of each of these factors.
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
Tantalum is mined principally in the Democratic Republic of Congo, Australia, Brazil, Canada and Mozambique. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may not be able to pass all such price increases on to our customers.
Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors ("MLCC") and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however, the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2015 the price of palladium fluctuated between $726 and $908 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, could, however, have an adverse effect on our profitability.
Patents and Trademarks
As of March 31, 2015, we held the following number of patents and trademarks:

	Patents	Trademarks
United States	127	7
Foreign	47	124
We believe the success of our business is not materially dependent on the existence or duration of any individual patent, license, or trademark other than the trademarks "KEMET" and "KEMET Charged". Our engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance our manufacturing facilities and reduce costs.

Research and Development
Research and development expenses were $25.8 million, $24.5 million and $26.9 million for fiscal years 2015, 2014 and 2013, respectively. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. We continue to invest in new technology to improve product performance and production efficiencies.
Segment Reporting
We are organized into two business groups: Solid Capacitors and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the business groups. See Note 6, "Segment and Geographic Information" to our consolidated financial statements.
Solid Capacitors Business Group
Solid Capacitors operates nine capacitor manufacturing sites in United States, Mexico and China and a product innovation center in the United States and primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors. Solid Capacitors employs over 6,550 employees worldwide. For fiscal years 2015, 2014 and 2013, Solid Capacitors had consolidated net sales of $621.3 million, $626.5 million and $622.3 million, respectively.
We continue to make significant investments in tantalum production within Solid Capacitors and, based on net sales, we believe we are the largest tantalum capacitor manufacturer in the world. We believe we have one of the broadest lines of tantalum product offerings and are one of the leaders in the growing market for high-frequency surface mount tantalum and aluminum polymer capacitors. On February 21, 2012, we acquired Blue Powder which we believe is the largest production facility for tantalum powder in the western hemisphere. During fiscal year 2015, we continued our restructuring plan and took actions to reduce headcount by approximately 500 to improve the operating performance within Solid Capacitors. Additional severance costs related to this headcount reduction of $0.6 million are expected to be recognized in the first half of fiscal year 2016.
Tantalum's broad product portfolio, industry leading process and materials technology, global manufacturing base and on-time delivery capabilities allow us to serve a wide range of customers in a diverse group of end markets, including computing, telecommunications, consumer, medical, military, automotive and general industries.
Our ceramic product line offers an extensive line of multilayer ceramic capacitors in a variety of sizes and configurations. We are one of the two leading ceramic capacitor manufacturers headquartered in the United States and among the ten largest manufacturers worldwide.
Ceramic's high temperature and capacitance stable product lines provide us with what we believe to be a significant advantage over many of our competitors, especially in high reliability markets, such as medical, industrial, defense and aerospace. Our other significant end-markets include computing, telecommunications, automotive and general industries.
Film and Electrolytic Business Group
Our Film and Electrolytic Business Group produces film, paper and wet aluminum electrolytic capacitors. In addition, the business group designs and produce EMI Filters. Film capacitors are preferred where high reliability is a determining factor, while wet aluminum electrolytic capacitors are preferred when high capacitance at reasonable cost is required. EMI filters consist of capacitive and inductive elements that reduce electromagnetic disturbance in the frequency range desired. We believe we are one of the world's largest suppliers of film and one of the leaders in wet aluminum electrolytic capacitors and EMI Filters for high-value custom applications. In addition, we produce capacitor grade aluminum foils utilized as a core component in the manufacture of electrolytic capacitors. For fiscal years 2015, 2014 and 2013, our Film and Electrolytic Business Group had consolidated net sales of $201.9 million, $207.2 million and $201.6 million, respectively.
Our Film and Electrolytic Business Group primarily serves the industrial and automotive markets. We believe that our Film and Electrolytic Business Group's product portfolio, technology and experience allow us to significantly benefit from the continued growth in alternative energy solutions. We operate thirteen film and electrolytic manufacturing sites throughout Europe, Asia and the United States and maintain product innovation centers in the United Kingdom, Italy, Germany and Sweden. Our Film and Electrolytic Business Group employs approximately 2,250 employees worldwide.
As part of our Film and Electrolytic restructuring plan, we expect to reduce headcount by a total of approximately 200 employees in Italy, Germany, Finland and the United States. The total expected severance, closing and relocation expenses are approximately $6.8 million. We expect to complete these actions in the third quarter of fiscal year 2016. However, the length of time required to complete the restructuring activities is dependent upon a number of factors, including the ability to continue to manufacture products required to meet customer demand while at the same time relocating certain production lines as well as the progress of discussions with union and government representatives. We expect the restructuring plan to result in a $4.0 million reduction in our operating cost structure in fiscal year 2016 compared to fiscal year 2015 and anticipate that benefits from the restructuring plan will continue during fiscal year 2017.
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
We are strongly committed to economic, environmental, and socially sustainable development. As a result of this commitment, we have adopted the Electronic Industry Citizenship Coalition ("EICC") Code of Conduct. The EICC Code of Conduct is a comprehensive code of conduct that addresses all aspects of corporate responsibility including labor, health and safety, the environment, business ethics, and related management system elements. It outlines standards to ensure working conditions in the electronic industry supply chain are safe, that workers are treated with respect and dignity, that manufacturing processes are environmentally sustainable and that materials are sourced responsibly.
Policies, programs, and procedures implemented throughout KEMET ensure compliance with legal and regulatory requirements, the content of the EICC Code of Conduct, and customer contractual requirements related to social and environmental responsibility.
We fully support the position of the EICC, the Global e-Sustainability Initiative ("GeSI"), the Electronic Components Industry Association ("ECIA") and the Tantalum-Niobium International Study Center ("TIC") in avoiding the use of conflict minerals which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo or adjoining countries, in line with full compliance to the EICC Code of Conduct. Our tantalum supply base has been and continues to be validated as being sourced conflict free. All of our tantalum raw material providers have been validated as compliant to the EICC/GeSI Conflict Free Smelter Program ("CFSP") program. This policy and validation requirement has been implemented for all conflict minerals. We intend to discontinue doing business with any supplier found to be purchasing materials which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo or adjoining countries. We will continue to work through the EICC, GeSI, ECIA and TIC towards the goal of greater transparency in the supply chain.
Summary of Activities to Develop a Transparent Supply Chain
We are actively involved in developing a transparent supply chain through our membership in the EICC/GeSI Conflict-Free Sourcing Initiative. We were a member of the EICC/GeSI working group that developed the CFSP assessment protocols and participated in the pilot implementation phase of the Organization for Economic Cooperation and Development Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas. We participate in smelter engagement to increase the number of conflict-free validated smelters globally, the development of due diligence guidance documents and the advancement of the industry adopted conflict minerals reporting template. We will rely on the EICC/GeSI Conflict-Free Smelter Program independent third party audits to supplement our internal due diligence of conflict mineral suppliers and are monitoring the progress of these audits to ensure our supply chain is conflict free. We fully support section 1502 "Conflict Minerals" of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and will comply with all reporting requirements.
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

Employees
We have approximately 9,225 employees as of March 31, 2015 in the following locations:

Mexico	5,175
Asia	2,000
Europe	1,475
United States	575

The number of employees represented by labor organizations at KEMET locations in each of the following countries is:

Mexico	3,425
Italy	250
Macedonia	50
Bulgaria	125
Indonesia	300
Finland	150
Portugal	25
In fiscal year 2015, we did not experience any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.
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
Factors that may cause the actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) continued net losses could impact our ability to realize current operating plans and could materially adversely affect our liquidity and our ability to continue to operate; (iii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iv) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased materials; (v) changes in the competitive environment; (vi) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) difficulties, delays or unexpected costs in completing the restructuring plans;

(ix) equity method investment in NEC TOKIN exposes us to a variety of risks; (x) possible acquisition of NEC TOKIN may not achieve all of the anticipated results; (xi) acquisitions and other strategic transactions expose us to a variety of risks; (xii) our business could be negatively impacted by increased regulatory scrutiny and litigation; (xiii) inability to attract, train and retain effective employees and management; (xiv) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xv) exposure to claims alleging product defects; (xvi) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xvii) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xviii) volatility of financial and credit markets affecting our access to capital; (xix) the need to reduce the total costs of our products to remain competitive; (xx) potential limitation on the use of net operating losses to offset possible future taxable income; (xxi) restrictions in our debt agreements that limit our flexibility in operating our business; (xxii) failure of our information technology systems to function properly or our failure to control unauthorized access to our systems may cause business disruptions; (xxiii) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions; and (xxiv) fluctuation in distributor sales could adversely affect our results of operations.
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
While our operating plans provide for cash generated from operations to be sufficient to cover our future operating requirements, many factors, including reduced demand for our products, currency exchange rate fluctuations, increased raw material costs, and other adverse market conditions that we cannot predict could cause a shortfall in net cash generated from operations. As an example, the electronics industry is a highly cyclical industry with demand for capacitors reflecting the demand for products in the electronics market. Customers' requirements for our capacitors fluctuate as a result of changes in general economic activity and other factors that affect the demand for their end-products. During periods of increasing demand for their products, they typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, they may rapidly decrease orders for our products while they use accumulated inventory. Business cycles vary somewhat in different geographical regions, such as Asia, and within customer industries. We are also vulnerable to general economic events beyond our control and our sales and profits may suffer in periods of weak demand.
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
However, to provide financial flexibility, if necessary we could explore the sale of certain non-core assets. There can be no assurances that we would be successful in this strategic initiative. Our ability to realize current operating plans is also dependent upon meeting our payment obligations and complying with any applicable financial covenants under our debt agreements.

Adverse economic conditions could cause the write down of long-lived assets or goodwill.
Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. In the event that the test shows that the carrying value of certain long-lived assets is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. If the economic conditions decline we could incur impairment charges in the future.
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
Tantalum is mined principally in the Democratic Republic of Congo, Australia, Brazil, Canada and Mozambique. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may not be able to pass all such price increases on to our customers.
Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however the price of palladium is subject to significant price fluctuations driven by market demand. For instance, in fiscal year 2015 the price of palladium fluctuated between $726 and $908 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.
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
The capacitor business is highly competitive worldwide, with low transportation costs and few import barriers. Competition is based on factors such as product quality and reliability, availability, customer service, technical innovation, timely delivery and price. The industry has become increasingly consolidated and globalized in recent years, and our primary U.S. and non-U.S. competitors, some of which are larger than us, have significant financial resources. The greater financial resources of such competitors may enable them to commit larger amounts of capital in response to changing market conditions. Some competitors may also have the ability to use profits from other operations to subsidize losses sustained in their businesses with which we compete. Certain competitors may also develop product or service innovations that could put us at a disadvantage.
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
We may experience difficulties, delays or unexpected costs in completing our restructuring plan and may not realize all of the expected benefits from our restructuring plan.
During fiscal year 2015, we continued our restructuring plan and took actions to reduce headcount by a total of approximately 200 to improve the operating performance of Film and Electrolytic and approximately 500 to improve the operating performance within Solid Capacitors. However, any anticipated benefits of this restructuring activity will not be fully realized until fiscal year 2017. We may not realize, in full or in part, the anticipated benefits of the restructuring plan without encountering difficulties, which may include complications in the transfer of production knowledge, loss of key employees and/or customers, the disruption of ongoing business, possible inconsistencies in standards, controls and procedures and potential difficulty in meeting customer demand in the event the market dramatically improves. We are party to collective bargaining agreements in certain jurisdictions in which we operate which could potentially prevent or delay execution of parts of our restructuring plan.
The financial performance of our equity method investment in NEC TOKIN could adversely impact our results of operations.
On February 1, 2013, we closed on KEC's investment in a 34% economic interest in NEC TOKIN with the purchase of 51% of the common stock in NEC TOKIN. The 34% economic interest is calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of NEC TOKIN outstanding as of such date. These businesses are subject to laws, regulations or market conditions, or have risks inherent in their operations, that could adversely affect their performance. We do not have the power to direct significant activities of our equity method investments and therefore the performance of the investment may be negatively impacted. The interests of our partners may differ from the Company's, and they may cause such entities to take actions which are not in the Company's best interest. Any of these factors could adversely impact our results of operations and the value of our investment. In fiscal years 2015, 2014 and 2013 we incurred a loss on our equity investment in NEC TOKIN of $2.2 million, $7.1 million and $1.3 million, respectively.
We may not realize the anticipated synergies and revenue expansion expected to result from completing the acquisition of NEC TOKIN and we may experience difficulties in integrating NEC TOKIN’s business which may adversely affect our financial performance.
There can be no assurance that we will complete the acquisition of the remaining shares of common stock and preferred stock of NEC TOKIN. KEC’s first and second call options to purchase additional capital stock of NEC TOKIN expired on April 30, 2015 and as a result KEC does not currently have the right to purchase the remaining capital stock of NEC TOKIN. There can be no assurance that KEC will be able to negotiate new terms to purchase the additional capital stock of NEC TOKIN. From April 1, 2015 through May 31, 2018, NEC Corporation (“NEC”) of Japan may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC (the “Put Option”) provided that KEC’s payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement.
Even if we do complete the acquisition, there can be no assurance that we will realize the anticipated operating synergies, tax benefits and revenue expansion from the acquisition of NEC TOKIN or that we will not experience difficulties in integrating the operations of NEC TOKIN with our operations. For example, the integration of NEC TOKIN will require the experience and expertise of certain of our key managers and key managers of NEC TOKIN. There can be no assurance, however, that these managers will remain with us for the time period necessary to successfully integrate the operations of NEC TOKIN with our operations. In addition, the acquisition of NEC TOKIN may present significant challenges for our management due to the increased time and resources required to properly integrate our management, employees, information systems, accounting controls, personnel and administrative functions with those of NEC TOKIN and to manage the combined company on a going forward basis. We cannot assure you that we will be able to successfully integrate and streamline overlapping functions or, if successfully accomplished, that such integration will not be more costly to accomplish than presently contemplated or that we will not encounter difficulties in managing the combined company due to its increased size and scope. Furthermore, expansions or acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources and increase our exposure to penalties or fines for non-compliance with such requirements.
Furthermore, there can be no assurance that, as a combined company, we will continue to maintain all of the supplier and customer relationships that we and NEC TOKIN enjoyed as separate companies. As a combined company, we may encounter difficulties managing relationships with our suppliers and our customers due to our increased size and scope and to the increased number of relationships we will have with suppliers and customers.
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
We are currently subject to increased regulatory scrutiny and litigation that may negatively impact our business.
The growth of our Company and our expansion into a variety of new products expose us to a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. Beginning in March 2014, NEC TOKIN and certain of its subsidiaries have received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea, Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry. Given our substantial investment in NEC TOKIN, these investigations could result in regulators interpreting and applying existing laws in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. Further, the Company received a request for information from the European Commission in connection with its investigation of NEC TOKIN as the regulators evaluate any potential liability to which shareholders of NEC TOKIN may be subject.
Various purported antitrust class actions as described in "Item 3. Legal Proceedings", have been filed in United States district courts (the "U.S. Complaints") and Canada (the "Canadian Complaints") alleging collusion and restraint of trade in capacitors by the named defendants, including KEMET Corporation, KEC and NEC TOKIN.
The Company has not recorded any accrual concerning the U.S. Complaints and the Canadian Complaints.

The impact of these and other investigations could have a material adverse effect on our financial position, liquidity and results of operations.
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
We are subject to various laws and regulations of federal, state and local authorities in the countries in which we operate regarding a wide variety of matters, including conflict minerals, environmental, employment, land use, antitrust, and others that affect the day-to-day operations of our business. The liabilities and requirements associated with the laws and regulations that affect us may be costly and time-consuming. There can be no assurance that we have been or will be at all times in compliance with such applicable laws and regulations. Failure to comply may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations. If we are pursued for sanctions, costs or liabilities in respect of these matters, our operations and, as a result, our profitability could be materially and adversely affected.
The SEC requires issuers for whom tantalum, tin, tungsten and gold are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by such person to disclose annually whether any of those minerals originated in the Democratic Republic of Congo or an adjoining country. As defined by the SEC, tantalum, tin, tungsten and gold are commonly referred to as “conflict minerals” or “3TG”. If an issuer’s conflict minerals originated in those countries, the rule requires the issuer to submit a report to the Commission that includes a description of the measures it took to exercise due diligence on the conflict minerals’ source and chain of custody. We use tantalum, tin and to a lesser degree other of the 3TG minerals, in our production processes and in our products. We have exercised due diligence on the source and chain of custody during the reporting period and, as required under the rule, will disclose a description of these measures and certain of our findings in a special disclosure on Form SD. Disclosure in accordance with the rule may cause changes to the pricing of 3TG minerals, which could adversely affect our profitability.  In addition, it is possible that some of our disclosures pursuant to the rule related to our inquiries and supply chain custody diligence could cause reputational harm and cause the company to lose customers or sales.
In addition, we are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating, among other things, to wastewater discharge, air emissions, handling of hazardous materials, disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate waste that are considered hazardous. We are required to hold environmental permits to conduct many of our operations. Violations of environmental laws and regulations could result in substantial fines, penalties, and other sanctions. Changes in environmental laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes, or our disposal practices, could restrict our ability to operate as we are currently operating or impose additional costs. In addition, we may experience releases of certain chemicals or discover existing contamination, which could cause us to incur material cleanup costs or other damages.
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
Failure of our information technology systems to function properly may cause business disruptions.
As a global company we depend on our information technology systems to support our business. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system and data security, reliability, compliance or performance could have an adverse effect on our business including our results of operation and timeliness of financial reporting.
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information, as well as personally identifiable information about our employees, in addition to other information upon which our business processes rely. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, breaches of security, natural disasters, power loss or telecommunications failures. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency and recovery processes. However, any operational failure could lead to the loss or disclosure of confidential and other important information which could have the following implications: loss of intellectual property, significant remediation costs, disruption to key business operations and diversion of management’s attention and key informational technology resources.
K Equity may obtain significant influence over all matters submitted to a stockholder vote, which may limit the ability of other shareholders to influence corporate activities and may adversely affect the market price of our common stock.
As part of the consideration for entering into the Platinum Credit Facility on May 5, 2009, K Financing received the Platinum Warrant to purchase up to 26,848,484 shares of our common stock (subject to certain adjustments), representing 49.9% of our outstanding common stock at the time of issuance on a post-exercise basis. This Platinum Warrant was subsequently transferred to K Equity, LLC ("K Equity"), an affiliate of K Financing. As of March 31, 2015, 8,416,815 shares remain subject to the Platinum Warrant. To the extent that K Equity exercises the remainder of the Platinum Warrant in whole or in part but does not sell all or a significant part of the shares it acquires upon exercise, K Equity may own up to 15.6% of our outstanding common stock. As a result, K Equity may have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our restated certificate of incorporation and by-laws and approval of significant corporate transactions. This concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders, and the trading price of shares of our common stock could be adversely affected.
Sales to distribution channel customers may fluctuate and adversely affect our results of operations.
From time-to-time, if end customer demand decreases, our sales to distributors also decrease while the distributors reduce their inventory levels. In addition, a single customer, a distributor, accounted for over 10% of our net sales in fiscal years 2015, 2014 and 2013. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by it.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
We are headquartered in Simpsonville, South Carolina, and have a total of 21 manufacturing plants (one facility contains manufacturing operations for both Solid Capacitors and Film and Electrolytic) located in North America, Europe and Asia. Our manufacturing and assembly facilities have approximately 3.4 million square feet of floor space and use proprietary manufacturing processes and equipment.
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

The following table provides certain information regarding our principal facilities:

Location	Square Footage (in thousands)	Type of Interest	Description of Use
Simpsonville, South Carolina U.S.A.	372	Owned	Headquarters, Innovation Center, Advanced Tantalum Manufacturing and Film Manufacturing
Solid Capacitor Business Group
Matamoros, Mexico(1)	341	(1)	(1)
Monterrey, Mexico(2)	532	Owned	Manufacturing
Suzhou, China(2)	353	Leased	Manufacturing
Ciudad Victoria, Mexico	265	Owned	Manufacturing
Carson City, Nevada U.S.A.	87	Owned	Manufacturing
Film and Electrolytic Business Group
Evora, Portugal	233	Owned	Manufacturing
Suzhou, China	134	Leased	Manufacturing
Skopje, Macedonia	126	Owned	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	93	Leased	Manufacturing
Batam, Indonesia	86	Owned	Manufacturing
Knoxville, Tennessee U.S.A.	78	Owned	Manufacturing
Kyustendil, Bulgaria	83	Owned	Manufacturing
Landsberg, Germany	81	Leased	Manufacturing and Innovation Center
Pontecchio, Italy	226	Owned	Manufacturing and Innovation Center
Weymouth, United Kingdom	96	Leased	Innovation Center
Anting, China	38	Owned	Manufacturing
Farjestaden, Sweden	28	Leased	Manufacturing and Innovation Center
_______________________________________________________________________________

1.	Includes two manufacturing facilities, one owned and one leased facility. The leased facility processes raw materials.

2.	Includes two manufacturing facilities.
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
As previously reported, KEMET Corporation and KEC, along with more than 20 other capacitor manufacturers and subsidiaries, are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the “U.S. Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages.
In addition, as previously reported, KEMET Corporation and KEC, along with certain other capacitor manufacturers and subsidiaries, were named as defendants in several additional suits that were filed in Canada (collectively, the “Canadian Complaints”): Badashmin v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Herard v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Cygnus Electronics Corporation v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court of Justice, Province of Ontario; LeClaire v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Taylor v Panasonic Corporation, et al., filed August 11, 2014 in the Superior Court of Justice, Province of Ontario; Ramsay v. Panasonic Corporation, et al., filed August 14, 2014 in the Supreme Court, Province of British Columbia; Martin v. Panasonic Corporation, et al., filed September 25, 2014 in the Superior Court, Province of

Quebec, District of Montreal; Parikh v. Panasonic Corporation, et al., filed October 3, 2014 in the Superior Court of Justice, Province of Ontario; Fraser v. Panasonic Corporation, et al., filed October 3, 2014 in the Court of Queen’s Bench, Province of Saskatchewan; Pickering v. Panasonic Corporation, et al., filed October 6, 2014 in the Supreme Court, Province of British Columbia; and McPherson v Panasonic Corporation et al., filed on November 6, 2014 in the Court of Queen’s Bench, Province of Manitoba. The Canadian Complaints generally allege the same unlawful acts as in the U.S. Complaint, assert claims under Canada’s Competition Act as well as various civil and common law causes of action, and seek injunctive and equitable relief and money damages.
Except for certain attorneys’ fees, the Company has not recorded any accrual concerning the U.S. Complaint and the Canadian Complaints.
NEC TOKIN and its subsidiary, NEC TOKIN America, Inc., are defendants in the U.S. Complaint and the Canadian Complaints as well as other purported class actions. In connection with such investigation, the European Commission regulators are evaluating any potential liability to which shareholders of NEC TOKIN, including KEC, may be subject. See Note 5, "Investment in NEC TOKIN".
ITEM 4.    MINE SAFTETY DISCLOSURES.
Not applicable.
ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, business experience, positions and offices held and period served in such positions or offices for each of the executive officers and certain key employees of the Company is as listed below. There are no family relationships among our executive officers and directors.

Name	Age	Position	Years with Company
Per-Olof Lööf	64	Chief Executive Officer and Director	10
William M. Lowe, Jr.	61	Executive Vice President and Chief Financial Officer	7
Charles C. Meeks, Jr.	53	Executive Vice President, Solid Capacitor Business Group	31
R. James Assaf	55	Senior Vice President, General Counsel and Secretary	7
Susan B. Barkal	52	Senior Vice President Quality, Chief Compliance Officer and Chief of Staff	15
Dr. Phillip M. Lessner	56	Senior Vice President and Chief Technology Officer	19
John C. Powers	57	Senior Vice President Global Supply Chain and Chief Procurement Officer	35
Robert S. Willoughby	54	Senior Vice President, Film and Electrolytic Business Group	28
Brian W. Burch	47	Vice President and Chief Information Officer	19
Stefano Vetralla	52	Vice President Global HR and Chief Human Resources Officer	7
Michael L. Raynor	49	Vice President and Corporate Controller	7
Richard J. Vatinelle	51	Vice President and Treasurer	2
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
Dr. Philip M. Lessner, Senior Vice President and Chief Technology Officer, was named such in February 2014. He joined KEMET in March 1996 as a Technical Associate in the Tantalum Technology Group. He has held several positions of increasing responsibility in the Technology and Product Management areas including Senior Technical Associate, Director Tantalum Technology, Director Technical Marketing Services and Vice President Tantalum Technology. Dr. Lessner was named Vice President, Chief Technology Officer and Chief Scientist in December 2006, Senior Vice President, Chief Technology Officer and Chief Scientist in May 2011 and Senior Vice President and Chief Technology and Marketing Officer in November 2012 prior to his appointment to his current position. Dr. Lessner received a PhD in Chemical Engineering from the University of California, Berkeley and a Bachelor of Engineering in Chemical Engineering from Cooper Union.
John C. Powers, Senior Vice President - Global Supply Chain and Chief Procurement Officer, was named such in February 2014. He joined KEMET in June 1980 and has held positions of increasing responsibility in Process Engineering, Operations, Product Management, Technical Sales, and Business Development. He was named Vice President, Ceramic Product Management in May 2006, Vice President, Technical Sales and Business Development in September 2009, and Vice President Ceramic Business Group in June 2010 prior to his appointment to his current position. Mr. Powers holds a Bachelor of Science degree in Ceramic Engineering from Clemson University.
Robert S. Willoughby, Senior Vice President-Film and Electrolytic Business Group, was named such in January 2015. He joined KEMET in December 1985 and has held positions of increasing responsibility within Diagnostic, Quality, New Product and Process Engineering. Mr. Willoughby served as Director - Ceramic Operations from July 2007 until March 2010; served as Vice President of Operations - Film and Electrolytic Business Unit from March 2010 until May 2013; and served as Vice President, Film and Electrolytic Business Group from May 2013 through December 2014. He holds a Bachelor of Science degree in Industrial Engineering from Clemson University and is a 2007 graduate of the KEMET Leadership Forum.
Brian W. Burch, Vice President and Chief Information Officer, was named such in December 2011. He joined KEMET in 1996 and has held positions of increasing responsibility within the IT department. Mr. Burch served as IT Director (Infrastructure and Security) from June 2005 through May 2011, when he was named Senior IT Director, prior to his current appointment. Before KEMET, Mr. Burch held IT positions with Enterprise Electric Company and Fluor Daniel. He holds a Bachelor of Science degree in Computer Science from Bob Jones University and a Masters in Business Administration from Southern Wesleyan University.

Stefano Vetralla, Vice President - Global HR and Chief Human Resources Officer, was named such in May 2014. He joined KEMET in May 2008 as Director - HR, Film and Electrolytic Business Group. Mr. Vetralla was appointed Director - HR, Global Sales and Film and Electrolytic Business Group in January 2011; Senior Director HR, Global Sales and Film and Electrolytic Business Group in January 2012; Senior Director - HR, Field in September 2012; and Vice President - Global HR Operations in September 2013 prior to his current appointment. Prior to KEMET, he held Human Resources positions of increasing responsibility in international corporations including Hewlett-Packard Company, 3Com Corporation and Telindus /Belgacom. Mr. Vetralla holds a Law Degree from the State University of Milan and is a 2011 graduate of the KEMET Leadership Forum.
Other Key Employees
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock of the Company
Our common stock trades on the NYSE under the ticker symbol "KEM" (NYSE: KEM). We had 121 stockholders of record as of May 13, 2015. The following table represents the high and low sale prices of our common stock for the periods indicated:

	Fiscal Year 2015		Fiscal Year 2014
Quarter	High	Low	High	Low
First	$6.07	$4.51	$6.83	$4.00
Second	6.13	3.94	4.98	3.93
Third	4.80	3.92	6.22	4.07
Fourth	4.58	3.75	6.41	5.11
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

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on March 31, 2010, with the Russell 3000 and a peer group (the "Peer Group") comprised of certain companies which manufacture capacitors and with which we generally compete. The Peer Group is comprised of AVX Corporation, Littelfuse, Inc. and Vishay Intertechnology, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among KEMET Corporation, the Russell 3000 Index,
and a Peer Group
_______________________________________________________________________________

*	$100 invested on 3/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

RETURNS
Years Ending March 31,

	3/10	3/11	3/12	3/13	3/14	3/15
KEMET Corporation	100.00	353.10	222.86	148.81	138.33	98.57
Russell 3000	100.00	115.26	121.10	135.83	163.33	180.08
Peer Group	100.00	172.84	145.95	152.49	186.67	200.34

Unregistered Sales of Equity Securities
We did not sell any of our equity securities during fiscal year 2015 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
Repurchase of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2015.

Equity Compensation Plan Disclosure
The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of March 31, 2015:

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,983,718	(1)	$9.34	2,605,156
Equity compensation plans not approved by stockholders	—		—	—
Total	3,983,718		$9.34	2,605,156

(1)
Includes 997,920 shares subject to outstanding LTIP Awards (time-based), 451,954 shares subject to outstanding LTIP Awards (performance-based) and 999,867 outstanding non-vested restricted shares of Common Stock; the weighted-average exercise price does not take into account these shares as they have no exercise price.

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

	Fiscal Years Ended March 31,
	2015	2014	2013	2012(1)	2011
Income Statement Data:
Net sales	$823,192	$833,666	$823,903	$924,052	$986,480
Operating income (loss)	22,378	(18,211)	(35,080)	28,083	123,891
Interest income	(15)	(195)	(139)	(175)	(218)
Interest expense	40,701	40,962	41,331	28,567	30,175
Income (loss) from continuing operations	(19,522)	(64,869)	(78,512)	(2,350)	58,175
Income (loss) from discontinued operations, net of income tax expense (benefit)	5,379	(3,634)	(3,670)	9,042	4,869
Net income (loss)	(14,143)	(68,503)	(82,182)	6,692	63,044
Per Share Data:
Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.43)	$(1.44)	$(1.75)	$(0.05)	$1.95
Income (loss) from discontinued operations, net of income tax expense (benefit)	$0.12	$(0.08)	$(0.08)	$0.21	$0.16
Net income (loss)	$(0.31)	$(1.52)	$(1.83)	$0.16	$2.11
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.43)	$(1.44)	$(1.75)	$(0.04)	$1.13
Income (loss) from discontinued operations, net of income tax expense (benefit)	$0.12	$(0.08)	$(0.08)	$0.17	$0.09
Net income (loss)	$(0.31)	$(1.52)	$(1.83)	$0.13	1.22
Balance Sheet Data:
Total assets	$752,792	$843,667	$911,591	$980,862	$884,309
Working capital	239,107	233,744	261,945	396,494	316,605
Long-term debt, less current portion(2)	390,409	391,292	372,707	345,380	231,215
Other non-current obligations	57,131	55,864	69,022	101,229	59,727
Stockholders' equity	164,682	221,884	276,916	358,996	359,753
Other Data:
Cash flow provided by (used in) operating activities	$24,402	$(6,746)	$(22,827)	$80,730	$113,968
Capital expenditures	22,232	32,147	46,174	49,314	34,989
Research and development	25,802	24,466	26,876	27,765	24,597
_______________________________________________________________________________

(1)	In fiscal year 2012, the Company acquired KEMET Foil on June 13, 2011 and Blue Powder on February 21, 2012.

(2)
In fiscal years 2013, 2012 and 2011, the Company issued $15.0 million, $110.0 million and $230.0 million, respectively of 10.5% Senior Notes. In fiscal year 2013, the Company received a $24.0 million Advance Payment, as defined herein, from an original equipment manufacturer and in fiscal year 2015 this Advance Payment was repaid in full. In fiscal years 2015 and 2014, the Company had $33.4 million and $18.4 million, respectively, outstanding under a Loan and Security Agreement (the "Loan and Security Agreement") with Bank of America, N.A.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2015, 2014, and 2013. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. The discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the Item 1A, "Risk Factors" and, from time to time, in our other filings with the Securities and Exchange Commission.
Our Competitive Strengths
We believe that our Company benefits from the following competitive strengths:
Strong Customer Relationships
We have a large and diverse customer base. We believe that our consistent emphasis on quality control and history of performance establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world's major electronics OEMs (including Alcatel-Lucent USA, Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Motorola, Inc., Nokia Corporation, and TRW Automotive), EMSs (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market result in a more rewarding customer experience, earning us a high degree of customer loyalty.
Breadth of Our Diversified Product Offering and Markets
We believe that we have the most complete line of primary capacitor types, across a full spectrum of dielectric materials including tantalum, multilayer ceramic, solid and electrolytic aluminum and film capacitors. As discussed below, our private label partnership with NEC TOKIN has expanded our product offerings and markets. As a result, we believe we can satisfy virtually all of our customers' capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of different end-markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single industry accounted for more than 30% of net sales although, one customer, an electronics distributor, accounted for more than 10% of our net sales in fiscal year 2015. No single end use customer accounted for more than 6% of our net sales in fiscal year 2015. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.
Leading Market Positions and Operating Scale
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
Strong Presence in Specialty Products
We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. During fiscal years 2015 and 2014, respectively, specialty products accounted for 40.5% and 46.1% of our revenue. By allocating an increasing portion of our management resources and research and development ("R&D") investment (particularly though our partnership with NEC TOKIN discussed below) to specialty products, we have established ourselves as one of the leading innovators in this fast growing emerging segment of the market, which includes healthcare, renewable energy, telecommunication infrastructure and oil and gas.
Low-Cost and Strategic Locations
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
Our Brand
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
Our People
We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 15 member executive management team has an average of 18 years of experience with us and an average of over 26 years of experience in the manufacturing industry.
Business Strategy
Our strategy is to use our position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of our customers. Key elements of our strategy include:
One KEMET Campaign.
We continue to focus on improving our commercial and technological capabilities through various initiatives that all fall under our One KEMET campaign. The One KEMET campaign aims to ensure that we as a company are focused on the same goals and working with the same processes and systems to ensure consistent quality and service that allow us to provide our customers with the technologies they require at a competitive "total cost of ownership". This effort was launched to ensure that, as we continue to grow, we not only remain grounded in our core principles but that we also use those principles, operating procedures and systems as the foundation from which to expand. These initiatives include our Lean and Six Sigma culture evolution, our global customer accounts management program and our move toward a philosophy of being "easy to design-in."
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
Leverage Our Technological Competence and Expand Our Leadership in Specialty Products
We continue to leverage our technological competence and partnership with NEC TOKIN to introduce new products in a timely and cost-efficient manner and generate an increasing portion of our sales from new and customized solutions to meet our customers' varied and evolving capacitor needs as well as to improve financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During fiscal year 2015, we introduced 2,845 new products of which 620 were first to market, and specialty products accounted for 40.5% of our revenue over this period.

Further Expand Our Broad Capacitance Capabilities
We identify ourselves as "The Electronic Components Company" and strive to be the supplier of choice for all our customers' capacitance needs across the full spectrum of dielectric materials including tantalum, multilayer ceramic, solid and electrolytic aluminum, film and paper. As discussed below, through our partnership with NEC TOKIN we have further expanded our product offerings. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research and pursue additional capacitance technologies and solutions in order to maximize the breadth of our product offerings.
Selectively Target Complementary Acquisitions and Equity Investments
As strategic opportunities are identified, we will evaluate and possibly pursue them if they would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses that would allow us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers' technologies and our current product offerings. For example, in fiscal year 2012, we acquired KEMET Foil and Blue Powder which has allowed us to vertically integrate certain manufacturing processes within Film and Electrolytic and Solid Capacitors, respectively. In addition, on February 1, 2013, KEC, a wholly owned subsidiary of the Company, acquired a 34% economic interest in NEC TOKIN, a manufacturer of tantalum capacitors and electro-magnetic, electro-mechanical and access devices.
Promote the KEMET Brand Globally
We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar year 2014, we received the “Supplier Excellence Award” from TTI, Inc. and the“Perfect Order Index” award from Arrow Electronics, Inc., both of which are electronics distributors.
Global Sales & Marketing Strategy
Our motto "Think Global Act Local" describes our approach to sales and marketing. Each of our three sales regions (Americas, EMEA and APAC) has account managers, field application engineers and strategic marketing managers. In addition, we also have local customer and quality-control support in each region. This organizational structure allows us to respond to the needs of our customers on a timely basis and in their native language. The regions are managed locally and report to a senior manager who is on the KEMET Leadership Team. Furthermore, this organizational structure ensures the efficient communication of our global goals and strategies and allows us to serve the language, cultural and other region-specific needs of our customers.
Partnership with NEC TOKIN

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
Recent Developments and Trends
Net sales of $823.2 million in fiscal year 2015 decreased 1.3% from $833.7 million in fiscal year 2014. Capacitor unit sales volumes decreased 0.9% for fiscal year 2015 as compared to fiscal year 2014. Average selling prices for capacitors decreased 0.4% for fiscal year 2015 as compared to fiscal year 2014.
Amendment to the Revolving Line of Credit
On December 19, 2014, KEMET Electronics Corporation (“KEC”), KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company (collectively, the “U.S. Borrowers”) and KEMET Electronics Marketing (S) Pte Ltd. (the “Singapore Borrower”), the financial institutions party thereto (collectively, the “Lenders”) and Bank of America, N.A., as agent for the Lenders (the “Agent”) entered into an amendment to the Loan and Security Agreement dated September 30, 2010, as amended, which prior to the amendment provided a $50.0 million revolving line of credit. The terms of the amendment are described within "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Advance Payment from OEM
In the fiscal year ended March 31, 2015, at our discretion, we repaid the outstanding balance on the Advance Payment (as defined in Note 2, Debt) primarily using the revolving line of credit; at which time the related standby letter of credit of $16.0 million was released. The early extinguishment of debt resulted in a gain of $1.0 million which was included on the line item “Other (income) expense, net” in the Consolidated Statement of Operations.
Sale of property
In the fiscal year ended March 31, 2015, we sold our plant located in Vergato, Italy for $2.0 million which resulted in a $0.3 million gain which is included on the line item "Net (gain) loss on sales and disposals of assets" in the Consolidated Statement of Operations.
Equity Investment
KEC's First and Second Call Options (as defined in Note 5, "Investment in NEC TOKIN") to purchase additional capital stock of NEC TOKIN expired on April 30, 2015 without being exercised. From April 1, 2015 through May 31, 2018, NEC Corporation of Japan may exercise its Put Option, provided that KEC's payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement. The Company has marked these options to fair value and in the fiscal year ended March 31, 2015 recognized a $2.1 million gain, which was included on the line item “Other (income) expense, net” in the Consolidated Statement of Operations. The line item “Other assets” on the Consolidated Balance Sheets includes $5.7 million and $3.6 million, respectively as of March 31, 2015 and March 31, 2014 related to the options.
Restructuring
In the fiscal year ended March 31, 2015 we incurred $13.0 million in restructuring charges including $10.3 million related to personnel reduction costs and $2.7 million of manufacturing relocation costs.
Discontinued Operation
The Film and Electrolytic business group completed the sale of its machinery division in April 2014, which resulted in a $5.6 million net gain on sale of the business (after income tax expense) offset by a loss from machinery operations of $0.3 million during the fiscal year ended March 31, 2015 resulting in a net income on discontinued operations of $5.4 million.
Subsequent Event
On April 1, 2015 KEMET purchased IntelliData, Inc., a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. As a KEMET vendor since 2000, IntelliData provides a variety of content automation and delivery tools and services. IntelliData was founded in 1999 by electronics industry executives. IntelliData's database and software products support more than 560 electronic component manufacturers delivering power and efficiency to design/selection, decision support, sales and marketing.
Off-Balance Sheet Arrangements
As of March 31, 2015, other than operating lease commitments as described in Note 16, "Commitments and Contingencies", we are not a party to any material off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
KEMET's SFSD program provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a case-by-case pre-approved basis, to adjust their purchased inventory cost to correspond with current market demand. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative and apply only to a specific customer, part, a specified special price amount, a specified quantity, and is only valid for a specific period of time.  To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.  We believe this methodology enables us to make reliable estimates of future adjustments under the SFSD program.   If the historical SFSD run rates used in our calculation were changed by 1% in fiscal year 2015, net sales would be impacted by $1.0 million.
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
We base our assumptions on either historical or market data that we consider reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated

Statements of Operations. The most critical assumption relates to the discount rate. A 25 basis point increase or decrease in the discount rate would result in changes to the projected benefit obligation of $(2.2) million and $2.4 million, respectively.
GOODWILL AND LONG-LIVED ASSETS.    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are tested for impairment at least on an annual basis. We perform our impairment test during the fourth quarter of each fiscal year and when otherwise warranted.
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
We evaluate our goodwill on a reporting unit basis. Our goodwill balance of $35.6 million is related to the KEMET Blue Powder Corporation (“Blue Powder”), a reporting unit within the Solid Capacitors Business Group. As part of our annual impairment testing we determine the fair value of our Blue Powder reporting unit using an income-based, discounted cash flow ("DCF") analysis. Significant assumptions used in the DCF analysis are:

•	the discount rate based on the weighted average cost of capital (“WACC”),

•	estimated production and Solid Capacitor consumption growth rates, and

•	the estimated market price and production cost for tantalum powder.
Our WACC is determined through market comparisons combined with small stock and equity risk premiums. Blue Powder’s production growth rates are estimated through KEMET’s three-year strategic plan. Since the market price for tantalum powder is difficult to forecast, as it varies depending on supply and demand, we kept the market price fixed throughout the analysis at the average price KEMET paid for tantalum powder in the reporting period. A decrease in tantalum powder production or the market value of tantalum powder or an increase in raw material prices or production costs could negatively impact our estimated fair value for Blue Powder in the future.
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

The Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2015 and concluded that goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step one of the impairment test as the fair value of the assets exceeds the carrying value by more than 200%. A one percent increase or decrease in the discount rate used in the goodwill and indefinite-lived assets valuation would have resulted in changes in the fair value of $(28.5) million and $36.7 million, respectively and would not have resulted in an impairment charge.
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
We believe that it is more likely than not that a portion of the deferred tax assets in various jurisdictions will not be realized, based on the scheduled reversal of deferred tax liabilities, the recent history of cumulative losses, and the insufficient evidence of projected future taxable income to overcome the loss history. We have provided a valuation allowance related to any benefits from income taxes resulting from the application of a statutory tax rate to the deferred tax assets. We continue to have net deferred tax assets (future tax benefits) in several jurisdictions which we expect to realize, assuming, based on certain estimates and assumptions, sufficient taxable income can be generated to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional tax expense.
The accounting rules require that we recognize in our financial statements, the impact of a tax position, if that position is "more likely than not" of being sustained on audit, based on the technical merits of the position. Any accruals for estimated interest and penalties would be recorded as a component of income tax expense.
To the extent that the provision for income taxes changed by 1% of loss before income taxes, consolidated net loss would change by $0.1 million in fiscal year 2015.

Results of Operations
Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Net sales	$823,192	$833,666	$823,903
Operating costs and expenses:
Cost of sales	663,683	712,925	697,076
Selling, general and administrative expenses	98,533	95,856	107,620
Research and development	25,802	24,466	26,876
Restructuring charges	13,017	14,122	18,719
Write down of long-lived assets	—	4,476	7,582
Goodwill Impairment	—	—	1,092
Net loss on sales and disposals of assets	(221)	32	18
Operating (loss) income	22,378	(18,211)	(35,080)
Interest income	(15)	(195)	(139)
Interest expense	40,701	40,962	41,331
Other (income) expense, net	(6,182)	(2,681)	(2,295)
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(12,126)	(56,297)	(73,977)
Income tax expense (benefit)	5,227	1,482	3,281
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(17,353)	(57,779)	(77,258)
Equity income (loss) from NEC TOKIN	(2,169)	(7,090)	(1,254)
Income (loss) from continuing operations	(19,522)	(64,869)	(78,512)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $1,976, $(98) and $37, respectively	5,379	(3,634)	(3,670)
Net income (loss)	$(14,143)	$(68,503)	$(82,182)
Consolidated Comparison of Fiscal Year 2015 to Fiscal Year 2014
Net sales:
Net sales of $823.2 million in fiscal year 2015 decreased 1.3% from $833.7 million in fiscal year 2014. Film and Electrolytic and Solid Capacitor sales decreased by $5.3 million and $5.2 million, respectively. Capacitor unit sales volumes decreased 0.9% for fiscal year 2015 as compared to fiscal year 2014. Average selling prices for capacitors decreased 0.4% for fiscal year 2015 as compared to fiscal year 2014 due to an unfavorable $9.3 million impact on net sales related to foreign exchange and an unfavorable product mix shift in Film and Electrolytic. These unfavorable impacts on average selling prices were partially offset by an increase in sales of higher priced specialty products within Solid Capacitors.
In fiscal years 2015 and 2014, net sales by region were as follows (dollars in millions):

	Fiscal Year 2015			Fiscal Year 2014
	Net Sales	% of Total		Net Sales	% of Total
Americas	$260.0	32%	Americas	$262.9	31%
APAC	281.8	34%	APAC	282.3	34%
EMEA	281.4	34%	EMEA	288.5	35%
Total	$823.2		Total	$833.7

In fiscal years 2015 and 2014, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2015			Fiscal Year 2014
	Net Sales	% of Total		Net Sales	% of Total
Distributors	$366.3	45%	Distributors	$377.0	45%
EMS	151.2	18%	EMS	139.4	17%
OEM	305.7	37%	OEM	317.3	38%
Total	$823.2		Total	$833.7

Gross margin:
Gross margin for the fiscal year ended March 31, 2015 of $159.5 million (19.4% of net sales) increased $38.8 million or 32.1% from $120.7 million (14.5% of net sales) in the prior fiscal year. The primary contributor to the gross margin improvement was a $36.9 million gross margin increase in Solid Capacitors for the fiscal year 2015 compared to fiscal year 2014 corresponding with further cost savings from vertical integration, an increase in average selling prices, and sales of higher margin specialty products. The improvement in Solid Capacitors' gross margin was supplemented by a $1.9 million increase in Film and Electrolytic gross margin for the fiscal year 2015 compared to fiscal year 2014 and is primarily attributable to cost reduction activities.
Selling, general and administrative expenses ("SG&A"):
SG&A expenses of $98.5 million (12.0% of net sales) for fiscal year 2015 increased $2.7 million or 2.8% compared to $95.9 million (11.5% of net sales) for fiscal year 2014. The increase consists primarily of the following items: a $4.7 million increase in payroll expenses primarily due to an increase in bonus and incentive compensation, a $0.8 million increase in professional fees, a $0.8 million increase in software expense, and a $0.7 million increase in legal fees. Partially offsetting these increases was a $1.2 million decrease in depreciation expense, a $0.9 million decrease in office and equipment rent expense, a $0.6 million decrease in ERP integration costs, a $0.5 million decrease in charitable contributions, a $0.5 million decrease in consulting and contractor expenses, a $0.5 million decrease in non-income-related taxes, and a $0.4 million decrease in travel expenses.
Restructuring charges:
Restructuring charges of $13.0 million in fiscal year 2015 decreased $1.1 million or 7.8% from $14.1 million in fiscal year 2014.
The Company incurred $13.0 million in restructuring charges in the fiscal year ended March 31, 2015 including $10.3 million of personnel reduction costs. The personnel reduction costs were due to the following: $4.1 million related to planned headcount reductions in Europe (primarily in Landsberg, Germany) as the Company relocates production to lower cost regions; $3.2 million related to a restructuring plan initiated in Italy whereby the Company will reduce the non-manufacturing labor headcount by 50 employees; $1.9 million related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico; and $1.1 million related to headcount reductions taken as the Company begins to outsource a portion of its information technology function.
The following table summarizes the open severance plans as of March 31, 2015 (amounts in thousands):

	Total Expected Severance	Fiscal Year 2015 Expense	Amount to be Incurred
Europe (primarily Italy and Germany)	$7,819	$6,918	$901
Corporate IT outsourcing	1,956	1,144	812
Matamoros Solid Capacitor	2,450	1,890	560
Total	$12,225	$9,952	$2,273
Relocation costs of $2.7 million include $1.4 million for the exit of Solid Capacitors from Evora, Portugal and the relocation of certain Solid Capacitors manufacturing operations from Evora, Portugal to Victoria, Mexico. In addition, there is $0.4 million for the Landsberg, Germany shut-down including relocating equipment to Pontecchio, Italy; $0.3 million for relocation of certain F&E lines from Monterrey, Mexico and Skopje, Macedonia to China; and $0.5 million for other costs related to shut-downs in Europe and Asia.

Restructuring charges in the fiscal year ended March 31, 2014 include personnel reduction costs of $10.6 million and manufacturing relocation costs of $3.6 million. The personnel reduction costs are comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S.; $1.2 million related to the reduction of the solid capacitor production workforce in Mexico; $1.1 million related to the Company’s initiative to reduce overhead; $0.5 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $4.5 million related to headcount reductions of 126 employees in Evora, Portugal due to the relocation of certain Solid Capacitors manufacturing operations to Mexico; $0.9 million related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy and $0.4 million related to a temporary "lay-off" plan in Italy.
Research and development:
R&D expenses of $25.8 million (3.1% of net sales) for fiscal year 2015 increased $1.3 million or 5.5% compared to $24.5 million (2.9% of net sales) for fiscal year 2014. The increase is primarily a result of additional product testing and an increase in headcount.
Write down of long-lived assets:
In fiscal year 2013, the Company initiated a restructuring plan for its Evora, Portugal manufacturing operations. As a part of ongoing restructuring activities, the Company has relocated certain Solid Capacitor manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Solid Capacitor equipment in Portugal was disposed. In fiscal year 2014, Solid Capacitors incurred a $3.9 million impairment charge due to a decrease in forecasted revenues because production was relocated to Mexico sooner than originally planned. The Company used an income approach to estimate the fair value of the assets to be disposed. In addition, during fiscal year 2014, Film and Electrolytic incurred impairment charges totaling $0.6 million related to manufacturing equipment in a facility in Italy.
Operating income (loss):
Operating income for fiscal year 2015 of $22.4 million improved $40.6 million compared to an operating loss of $18.2 million in fiscal year 2014. The improvement was primarily due to a $38.8 million increase in gross margin, a $4.5 million decrease in write down of long-lived assets, and a $1.1 million decrease in restructuring charges. These improvements were partially offset by a $2.7 million increase in SG&A expenses and a $1.3 million increase in R&D expenses.
Non-operating (income) expense, net:
Non-operating (income) expense, net was a net expense of $34.5 million in fiscal year 2015 compared to a net expense of $38.1 million in fiscal year 2014. The $3.6 million improvement is primarily attributable to a $4.2 million foreign exchange gain in fiscal year 2015 compared to a $0.3 million foreign exchange gain in fiscal year 2014, a $1.0 million gain from the extinguishment of our Advance Payment from OEM debt in fiscal year 2015, and during fiscal year 2014 we had incurred a $1.4 million charge related to the write off of a long-term note receivable. Partially offsetting these improvements was $1.1 million in professional fees related to financing activities and a $2.1 million increase in the value of the NEC TOKIN options recognized in fiscal year 2015 compared to a $3.1 million increase in fiscal year 2014.
Income taxes:
The income tax expense from continuing operations was $5.2 million in fiscal year 2015 compared to an income tax expense of $1.5 million in fiscal year 2014. The fiscal year 2015 income tax expense is comprised of an income tax expense resulting from operations in certain foreign jurisdictions totaling $5.0 million, a $0.3 million income tax expense allocated from outside of continuing operations to continuing operations, and $0.1 million of state income tax benefit. No U.S. federal income tax benefit is recognized for the U.S. taxable loss for fiscal year 2015 due to a valuation allowance provided for U.S. net operating losses.
Equity loss from NEC TOKIN:
In fiscal year 2015, we incurred an equity loss related to our 34% economic interest in NEC TOKIN of $2.2 million compared to a loss of $7.1 million in fiscal year 2014 due primarily to a $5.4 million improvement in operating income, a $3.8 million equity adjustment for the deferred tax impact related to the sale of land in fiscal year 2014 and a $0.3 million increase in income from discontinued operations. The improvement in operating income was primarily driven by sales mix improvement, improvements in manufacturing efficiencies, and a reduction of personnel costs. Partially offsetting these favorable items was a net $1.7 million accrual related to estimated antitrust investigation fines (net of KEMET's portion of a $25 million indemnity asset to be received from NEC, of which KEMET's portion is $8.5 million), a $1.4 million increase in income tax expenses which primarily relates to an income tax penalty incurred in Vietnam and a $1.3 million increase in the equity adjustments related to amortization, depreciation and inventory profit elimination.

Segment Comparison of Fiscal Year 2015 to Fiscal Year 2014:
The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2015 and 2014. The table also sets forth each of the segments' net sales as a percentage of total net sales and total operating income (loss) as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2015		March 31, 2014
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Solid Capacitors	$621,275	75.5%	$626,494	75.1%
Film and Electrolytic	201,917	24.5%	207,172	24.9%
Total	$823,192	100.0%	$833,666	100.0%

Operating income (loss)
Solid Capacitors	$135,946		$91,848
Film and Electrolytic	(16,685)		(17,587)
Corporate	(96,883)		(92,472)
Total	$22,378	2.7%	$(18,211)	(2.2)%

Solid Capacitors
The table below sets forth Net sales, Operating income and Operating income as a percentage of net sales for Solid Capacitors for fiscal years 2015 and 2014 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2015		March 31, 2014
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$377,893		$390,422
Ceramic product line net sales	243,382		236,072
Net sales	621,275		626,494
Segment operating income	135,946	21.9%	91,848	14.7%
Net sales:
Net sales of $621.3 million in fiscal year 2015 decreased $5.2 million or 0.8% from $626.5 million in fiscal year 2014. Tantalum product line net sales of $377.9 million in fiscal year 2015 decreased $12.5 million or 3.2% from $390.4 million in fiscal year 2014 primarily due to unfavorable foreign exchange as well as a shift away from sales of lower margin commercial products. Ceramic product line net sales of $243.4 million in fiscal year 2015 increased $7.3 million or 3.1% from $236.1 million in fiscal year 2014 primarily due to growth in specialty products across all regions. Unit sales volume for fiscal year 2015 decreased 1.3% compared to fiscal year 2014. The average selling price in fiscal year 2015 increased 0.4% compared to fiscal year 2014 primarily driven by an increase in higher priced specialty products.
Segment Operating Income:
Segment operating income of $135.9 million for fiscal year 2015 improved $44.1 million or 48.0% from $91.8 million for fiscal year 2014. The increase in segment operating income is primarily attributable to the following: an increase in gross margin of $36.9 million, a decrease in restructuring charges of $4.8 million, a $3.9 million decrease in write down of long-lived assets, and a $0.6 million decrease in SG&A expenses. The improvement in gross margin was mainly driven by continued improvement seen in vertical integration, an increase in sales of higher margin specialty products, and lower manufacturing costs as a result of restructuring efforts which moved production from Evora, Portugal to our Mexico facilities. These improvements were partially offset by a $0.7 million increase in R&D expenses and a $0.6 million loss on disposals of fixed assets for fiscal year 2015 compared to a gain on disposals of fixed assets of $0.7 million in fiscal year 2014.

Film and Electrolytic
The table below sets forth Net sales, Operating loss and Operating loss as a percentage of net sales for Film and Electrolytic for the fiscal years 2015 and 2014 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2015		March 31, 2014
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$201,917		$207,172
Segment operating loss	(16,685)	(8.3)%	(17,587)	(8.5)%
Net sales:
Net sales of $201.9 million in fiscal year 2015 decreased $5.3 million or 2.5% from $207.2 million in fiscal year 2014. Capacitor unit sales volume for fiscal year 2015 increased 11.7% compared to fiscal year 2014 driven by an overall increase in customer demand across all regions. This increase was offset by a $6.0 million unfavorable impact related to foreign exchange (primarily the decrease in the euro) and an 8.9% decrease in average selling prices at comparable exchange rates for fiscal year 2015 compared to fiscal year 2014 due to an unfavorable shift in product line mix.
Segment Operating loss:
Segment operating loss of $16.7 million in fiscal year 2015 improved $0.9 million or 5.1%, from $17.6 million of segment operating loss in fiscal year 2014. The improvement was attributable to a $1.9 million improvement in gross margin, a $0.6 million decrease in write down of long-lived assets, and a $1.0 million gain on disposals of fixed assets for fiscal year 2015 compared to a loss on disposals of fixed assets of $0.8 million in fiscal year 2014. The improvement in gross margin is due to realized cost reductions achieved through our restructuring and cost reduction efforts. Additional cost reductions are expected to be realized in fiscal year 2016 as inventory produced at lower standard costs are sold. The improvements were partially offset by a $2.6 million increase in restructuring charges, a $0.6 million increase in SG&A expenses, and a $0.2 million increase in R&D expenses.
Consolidated Comparison of Fiscal Year 2014 to Fiscal Year 2013
Net sales:
Net sales of $833.7 million in fiscal year 2014 increased 1.2% from $823.9 million in fiscal year 2013. Film and Electrolytic and Solid Capacitor sales increased by $5.6 million and $4.2 million, respectively. Capacitor unit sales volumes increased 11.0 % for fiscal year 2014 as compared to fiscal year 2013. Average selling prices for capacitors decreased 8.8% for fiscal year 2014 as compared to fiscal year 2013 due to an unfavorable product mix shift in Film and Electrolytic and a shift within Solid Capacitors to increased unit sales volumes of lower priced ceramic product lines across all regions.
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
Selling, general and administrative expenses ("SG&A"):
SG&A expenses of $95.9 million (11.5% of net sales) for fiscal year 2014 decreased $11.8 million or 10.9% compared to $107.6 million (13.1% of net sales) for fiscal year 2013. The decrease consists primarily of the following items: a $5.1 million decrease in compensation expenses that resulted from headcount reductions, a $3.5 million decrease in ERP integration costs, a $1.3 million decrease in training and travel as part of overall cost saving initiatives, a $1.2 million decrease in incentive compensation related to stock based compensation, a $0.4 million decrease in Information Technology related to data transmission costs, a $0.4 million decrease in charitable contributions, and a $2.3 million decrease in acquisition fees related to our investment in NEC TOKIN. Partially offsetting these decreases was a $2.5 million increase in depreciation expense.
Restructuring charges:
Restructuring charges of $14.1 million in fiscal year 2014 decreased $4.6 million or 24.6% from $18.7 million in fiscal year 2013.
Restructuring charges in the fiscal year ended March 31, 2014 include personnel reduction costs of $10.6 million and manufacturing relocation costs of $3.6 million. The personnel reduction costs are comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S.; $1.2 million related to the reduction of the solid capacitor production workforce in Mexico; $1.1 million related to the Company’s initiative to reduce overhead; $0.5 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $4.5 million related to headcount reductions of 126 employees in Evora, Portugal due to the relocation of certain Solid Capacitors manufacturing operations to Mexico; $0.9 million related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy and $0.4 million related to a temporary "lay-off" plan in Italy.
In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $3.6 million due to the consolidation of Film and Electrolytic manufacturing facilities within Italy and relocation of Film and Electrolytic manufacturing equipment to Evora, Portugal and Skopje, Macedonia and Solid Capacitors manufacturing equipment to Mexico.
The restructuring charges in fiscal year 2013 included termination benefits of $6.1 million related to facility closures in Italy that commenced during fiscal year 2013 and charges of $4.5 million related to a temporary "lay-off" plan in Italy. In addition, we incurred $1.7 million in personnel reduction costs primarily due to headcount reductions within Solid Capacitors' operations in Mexico. In addition to these personnel reduction costs, we incurred manufacturing relocation costs of $1.9 million for relocation of equipment to China and Mexico.
Research and development:
R&D expenses of $24.5 million (2.9% of net sales) for fiscal year 2014 decreased $2.4 million or 9.0% compared to $26.9 million (3.3% of net sales) for fiscal year 2013. The decrease is primarily a result of headcount reductions achieved by leveraging the technology and licensing agreement in place with NEC TOKIN.
Write down of long-lived assets:
As a part of the ongoing restructuring activities, the Company has relocated certain Solid Capacitor manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Solid Capacitor manufacturing equipment in Portugal were disposed. During fiscal year 2013, using an income approach to estimate the fair value of assets to be disposed, the Company incurred impairment charges totaling $3.1 million related to Solid Capacitors. In fiscal year 2014 Solid Capacitors incurred $3.9 million in additional impairment charges due to a decrease in forecasted revenues because production was relocated to Mexico sooner than originally planned. In addition, during fiscal year 2014, Film and Electrolytic incurred impairment charges totaling $0.6 million related to manufacturing equipment in a facility in Italy.
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
Income taxes:
The income tax expense from continuing operations was $1.5 million in fiscal year 2014 compared to an income tax expense of $3.3 million in fiscal year 2013. The fiscal year 2014 income tax expense is comprised of an income tax expense resulting from operations in certain foreign jurisdictions totaling $2.8 million, $0.3 million of state income tax and a $1.7 million income tax benefit allocated from outside of continuing operations to continuing operations. No U.S. federal income tax benefit is recognized for the U.S. taxable loss for fiscal year 2014 due to a valuation allowance provided for U.S. net operating losses.
Equity loss from NEC TOKIN:
In fiscal year 2014 we incurred an equity loss from our investment in NEC TOKIN of $7.1 million, compared to a loss of $1.3 million in fiscal year 2013. The increased equity loss primarily relates to an impairment loss recorded by NEC TOKIN related to certain of its fixed assets.
Segment Comparison of Fiscal Year 2014 to Fiscal Year 2013:
The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2014 and 2013. The table also sets forth each of the segments' net sales as a percentage of total net sales and total operating income (loss) as a percentage of total net sales (amounts in thousands, except percentages):

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
Net sales:
Net sales of $626.5 million in fiscal year 2014 increased $4.2 million or 0.7% from $622.3 million in fiscal year 2013. Ceramic product line net sales of $236.1 million in fiscal year 2014 increased $26.6 million or 12.7% from $209.5 million in fiscal year 2013. Tantalum product line net sales of $390.4 million in fiscal year 2014 decreased $22.4 million or 5.4% from $412.8 million in fiscal year 2013. Unit sales volume for fiscal year 2014 increased 11.4% compared to fiscal year 2013. Average selling prices decreased 9.6% in fiscal year 2014 compared to fiscal year 2013 primarily related to a change in product line sales mix driven by a shift to higher volumes of lower priced ceramic products across all regions.
Segment Operating Income:
Segment operating income of $91.8 million for fiscal year 2014 declined $3.1 million or 3.3% from $95.0 million for fiscal year 2013. The decrease in segment operating income is primarily attributable to the following: a decrease in gross margin of $10.5 million, an increase in restructuring charges of $0.8 million and an $0.8 million increase in write down of long-lived assets. These were partially offset by a $6.0 million decrease in SG&A expenses related to lower ERP Integration costs as well as a pension curtailment recognized in fiscal year 2013. In addition, we recognized a $2.5 million decrease in R&D expenses and a $0.5 million improvement on the gain on disposals of fixed assets.
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
Net sales:
Net sales of $207.2 million in fiscal year 2014 increased $5.6 million or 2.8% from $201.6 million in fiscal year 2013. Capacitor unit sales volume for fiscal year 2014 increased 19.3% compared to fiscal year 2013 due to an overall increase in customer demand in APAC and EMEA. Capacitor sales were favorably impacted by $4.2 million related to foreign exchange. These increases were partially offset by an decrease in capacitor average selling prices of 15.2% at comparable exchange rates for fiscal year 2014 compared to fiscal year 2013 due to an unfavorable shift in product line mix.
Segment Operating loss:
Segment operating loss of $17.6 million in fiscal year 2014 improved $13.5 million or 43.5%, from $31.1 million of segment operating loss in fiscal year 2013. The improvement was attributable to a $3.7 million decrease in write down of long-lived assets, a $4.0 million decrease in restructuring charges, a $1.2 million decrease in SG&A expenses and a $4.4 million improvement in gross margin. The improvement in gross margin is due to an increase in unit sales volume as well as reduced costs as a result of our restructuring efforts. In addition, a $1.1 million goodwill impairment related to the KEMET Foil reporting unit was recognized in fiscal year 2013. These improvements were partially offset by a $0.6 million increase in the loss on disposal of fixed assets and a $0.3 million increase in R&D expenses.
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
At any time on or after May 1, 2014, the Company may redeem the 10.5% Senior Notes, in whole or in part, at a redemption price determined by the year of redemption, as specified in the Indenture.
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

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. On December 19, 2014, the Loan and Security Agreement was amended and as a result the expiration was extended to December 19, 2019. Under the terms of the amended Loan and Security Agreement, the revolving credit facility has increased to $60.0 million, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The amendment contains an accordion feature permitting the U.S. Borrowers to increase commitments under the facility by an aggregate principal amount up to $15.0 million (for a total facility of $75.0 million), subject to terms and documentation acceptable to the Agent and/or the Lenders. In addition, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation and The Forest Electric Company were included as Borrowers under the U.S. facility. The principal features of the Loan and Security Agreement as amended are reflected in the description below.
The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30.0 million and the total facility does not exceed $60.0 million.
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

Interest is payable on borrowings monthly at a rate equal to the London Interbank Offer Rate ("LIBOR") or the base rate, plus an applicable margin, as selected by the Borrower. Depending upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of the latest test date, the applicable margin under the U.S. facility varies between 2.00% and 2.50% for LIBOR advances and 1.00% and 1.50% for base rate advances, and under the Singapore facility varies between 2.25% and 2.75% for LIBOR advances and 1.25% and 1.75% for base rate advances.
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

KEMET Corporation and the Guarantors guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantors (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the Borrowers and Guarantors are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a "Cash Dominion Trigger Event").

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
A fixed charge coverage ratio of at least 1.0 :1.0 must be maintained as of the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of at least forty-five consecutive days: (i) an event of default, (ii) aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) availability of the U.S. facility has been less than $3.75 million. The fixed charge coverage ratio tests the EBITDA and fixed charges of KEMET Corporation and its subsidiaries on a consolidated basis.

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
The Loan and Security Agreement includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Loan and Security Agreement. There were $33.4 million and $18.4 million borrowings against the revolving line of credit as of March 31, 2015 and 2014, respectively. Based upon the March 31, 2015 financial statements, the Company's available borrowing capacity under the Loan and Security Agreement was $13.4 million. In addition, in fiscal year 2014, the Company issued two letters of credit for EUR 1.1 million ($1.2 million) and EUR 0.7 million ($0.7 million) related to the construction of the new manufacturing location in Italy which were cancelled during February 2014 and April 2014, respectively.
Advance Payment from OEM
On August 28, 2012, we entered into and amended an agreement (the "Agreement"), with an original equipment manufacturer (the "OEM") pursuant to which the OEM agreed to advance KEMET $24.0 million (the "Advance Payment"). As of March 31, 2014, the Company had $20.4 million outstanding due to the OEM. On a monthly basis starting in June 2013, (eight months following the receipt of the Advance Payment), the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month. Pursuant to the terms of the Agreement, an irrevocable standby letter of credit in the amount of $16.0 million was delivered to the OEM on October 8, 2012 and on October 22, 2012 the Company received the Advance Payment from the OEM. The debt discount related to the Advance Payment as of March 31, 2014 was $0.3 million. During December 2014, the outstanding balance due on the Advanced Payment was repaid primarily using the revolving line of credit, and the letter of credit was simultaneously released. The early extinguishment of debt resulted in a gain of $1.0 million which was included on the line item “Other (income) expense, net” in the Consolidated Statement of Operations.
Short-term Liquidity
Cash and cash equivalents totaled $56.4 million as of March 31, 2015, representing a decrease of $1.6 million as compared to $57.9 million as of March 31, 2014. Our net working capital (current assets less current liabilities) as of March 31, 2015 was $239.1 million compared to $233.7 million of net working capital as of March 31, 2014. Cash and cash equivalents held by our foreign subsidiaries totaled $22.6 million million and $35.1 million million at March 31, 2015 and March 31, 2014, respectively. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability on the undistributed foreign earnings which was offset by the valuation allowance. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed in the U.S. for our operations, we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
We have taken steps to improve our operating results by decreasing global headcount and vertically integrating our supply chain. Based on our current operating plans, we believe that existing cash and cash equivalents, cash provided by operations and cash from the revolving line of credit will continue to be sufficient to fund our operating requirements for the next twelve months, including $39.1 million in interest payments, expected capital expenditures in the range of $20.0 million to $25.0 million, payments of $7.2 million related to restructuring liabilities, and $0.5 million in other debt principal payments.

Our cash and cash equivalents decreased by $1.6 million during the year ended March 31, 2015, decreased $38.0 million during the year ended March 31, 2014 and decreased $114.5 million during the year ended March 31, 2013 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$24,402	$(6,746)	$(22,827)
Net cash provided by (used in) investing activities	3,629	(25,253)	(111,977)
Net cash provided by (used in) financing activities	(26,868)	(6,877)	20,852
Effect of foreign currency fluctuations on cash	(2,730)	827	(591)
Net increase (decrease) in cash and cash equivalents	$(1,567)	$(38,049)	$(114,543)
Fiscal Year 2015 compared to Fiscal Year 2014
Operations
In fiscal year 2015, cash provided by operating activities totaled $24.4 million, representing a $31.1 million improvement compared to cash used in operating activities of $6.7 million in fiscal year 2014. A portion of the improvement for fiscal year 2015 compared to fiscal year 2014 relates to a $19.5 million improvement in cash flows related to operations (change in net loss adjusted for the change in: net cash provided by (used in) operating activities of discontinued operations, gain on sale of discontinued operations, gain on early extinguishment of debt, equity loss from NEC TOKIN, change in value of NEC TOKIN options, write down of long-lived assets, depreciation and amortization, deferred income taxes, net (gain) loss on sales and disposals of assets, amortization of debt discount and debt issuance costs, stock-based compensation, pension and other post-retirement benefits, write down of receivables, and other non-cash changes to net loss).
We generated $14.0 million through changes in assets and liabilities in fiscal year 2015 as compared to generating $2.4 million through changes in assets and liabilities in fiscal year 2014.
In fiscal year 2015, the cash generation of $14.0 million was primarily related to an increase in other operating liabilities of $8.9 million, a reduction in inventory of $8.6 million achieved through cost reductions and yield improvements, and a reduction in accounts receivable of $8.2 million. This was partially offset by an increase in prepaid expenses and other assets of $8.4 million, a decrease in accrued income taxes of $0.4 million, and a decrease in accounts payable of $2.9 million.
In fiscal year 2014, the cash generation of $2.4 million was primarily related to a reduction in inventory of $14.9 million achieved through vertical integration, yield improvement, and cycle time improvement. This was partially offset by a decrease in other operating liabilities of $9.7 million primarily due to a decrease in accrued restructuring.
Investing
Cash provided by investing activities of $3.6 million in fiscal year 2015 improved $28.9 million from cash used in investing activities of $25.3 million in fiscal year 2014.
In fiscal year 2015, capital expenditures of $22.2 million were primarily related to expanding capacity at our manufacturing facilities in Europe and Asia. We released restricted cash due to the repayment of the Advance Payment which provided cash of $11.5 million, and we received $9.6 million from the sale of discontinued operations. In addition, we received $4.8 million from the sale of assets.
In fiscal year 2014, capital expenditures of $32.1 million were primarily related to completion of our manufacturing facility in Pontecchio, Italy, as well as various information technology related projects. Restricted cash related to the Advance Payment provided cash of $4.0 million and we received $2.8 million from the sale of assets.
Financing
Cash used in financing activities of $26.9 million in fiscal year 2015 decreased $20.0 million from cash used in financing activities of $6.9 million in fiscal year 2014.
In fiscal year 2015, we used $19.5 million for deferred acquisition payments related to the KEMET Foil and Blue Powder acquisitions and $21.7 million for debt payments. This was partially offset by $15.0 million in net proceeds from the revolving line of credit.

In fiscal year 2014, we used $22.0 million for deferred acquisition payments related to the KEMET Foil and Blue Powder acquisitions and $3.6 million for debt payments. This was partially offset by $18.4 million in net proceeds from the revolving line of credit.
Commitments
At March 31, 2015, we had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (see Note 2, "Debt" and Note 16, "Commitments and Contingencies" to our consolidated financial statements), European social security, pension benefits, other post-retirement benefits, inventory purchase obligations, fixed asset purchase obligations, acquisition related obligations, and construction obligations as follows (amounts in thousands):

	Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations	$388,910	$962	$—	$387,948	$—
Interest obligations	117,306	39,061	74,998	3,247	—
Operating lease obligations	13,031	5,200	5,014	1,545	1,272
Pension and other post-retirement benefits (1)	17,637	1,465	2,930	3,279	9,963
Employee separation liability	10,638	1,183	753	646	8,056
Restructuring liability	7,239	6,591	648	—	—
Purchase commitments	5,487	3,604	1,883	—	—
Capital lease obligations	1,688	793	772	123	—
Total	$561,936	$58,859	$86,998	$396,788	$19,291
_______________________________________________________________________________

(1)	Reflects expected benefit payments through 2023.
Derivative Investments
Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos or Japanese yen, and certain sales are made in euros. In order to hedge these forecasted cash flows, the Company purchases foreign exchange contracts to buy Mexican pesos, buy Japanese yen, or sell euros for periods and amounts consistent with the underlying cash flow exposures. At March 31, 2015, the Company had outstanding forward exchange contracts with maturities of less than twelve months to purchase Mexican pesos, purchase Japanese yen, and sell euros with notional amounts of $23.6 million, $12.1 million, and $12.1 million, respectively. The fair value of these contracts at March 31, 2015 totaled $1.0 million and was recorded as a derivative asset on the Consolidated Balance Sheets under Prepaid expenses and other current assets. See Note 13, "Derivatives" for further discussion of derivative financial instruments.
Uncertain Income Tax Positions
We have recognized a liability for our unrecognized uncertain income tax positions of approximately $6.4 million as of March 31, 2015. We do not believe we are likely to pay any amounts during the year ending March 31, 2016. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are, therefore, excluded from the above table.
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

Adjusted operating income is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Operating income (loss)	$22,378	$(18,211)	$(35,080)
Adjustments:
Restructuring charges	13,017	14,122	18,719
Write down of long-lived assets	—	4,476	7,582
ERP integration costs	3,248	3,880	7,398
Plant shut-down costs	889	2,668	—
Plant start-up costs	4,556	3,336	6,122
Stock-based compensation	4,512	2,909	4,599
NEC TOKIN investment related expenses	1,778	2,299	4,581
Legal expenses related to antitrust class actions	844	—	—
Infrastructure tax	—	1,079	—
Goodwill impairment	—	—	1,092
Net curtailment and settlement gain on benefit plans	—	—	266
(Gain) loss on sales and disposals of assets	(221)	32	18
Inventory write downs	—	3,886	—
Adjusted operating income	$51,001	$20,476	$15,297

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Net income (loss)	$(14,143)	$(68,503)	$(82,182)
Adjustments:
Restructuring charges	13,017	14,122	18,719
Write down of long-lived assets	—	4,476	7,582
Amortization included in interest expense	1,814	3,596	4,138
ERP integration costs	3,248	3,880	7,398
(Income) loss from discontinued operations	(5,379)	3,634	3,670
Plant start-up costs	4,556	3,336	6,122
Stock-based compensation	4,512	2,909	4,599
Plant shut-down costs	889	2,668	—
NEC TOKIN investment related expenses	1,778	2,299	4,581
Infrastructure tax	—	1,079	—
Goodwill impairment	—	—	1,092
Equity (gain) loss from NEC TOKIN	2,169	7,090	1,254
Net curtailment and settlement gain on benefit plans	—	—	266
(Gain) loss on sales and disposals of assets	(221)	32	18
Net foreign exchange (gain) loss	(4,249)	(304)	(28)
Registration related fees	—	—	20
Long-term receivable write down	—	1,444	—
Change in value of NEC TOKIN options	(2,100)	(3,111)	—
Inventory write downs	—	3,886	—
Income tax effect of non-GAAP adjustments*	84	(27)	(906)
(Gain) loss on early extinguishment of debt	(1,003)	—	—
Professional fees related to financing activities	1,142	—	—
Legal expenses related to antitrust class actions	844	—	—
Adjusted net income (loss)	$6,958	$(17,494)	$(23,657)

*	Includes the income tax effect of law changes related to the utilization of net operating loss carryforwards.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Net income (loss)	$(14,143)	$(68,503)	$(82,182)
Adjustments:
Income tax expense	5,227	1,482	3,281
Interest expense, net	40,686	40,767	41,192
Depreciation and amortization	40,768	49,527	45,158
Restructuring charges	13,017	14,122	18,719
Write down of long-lived assets	—	4,476	7,582
ERP integration costs	3,248	3,880	7,398
(Income) loss from discontinued operations	(5,379)	3,634	3,670
Plant start-up costs	4,556	3,336	6,122
Stock-based compensation	4,512	2,909	4,599
Plant shut-down costs	889	2,668	—
NEC TOKIN investment related expenses	1,778	2,299	4,581
Infrastructure tax	—	1,079	—
Goodwill impairment	—	—	1,092
Equity (gain) loss from NEC TOKIN	2,169	7,090	1,254
Net curtailment and settlement gain on benefit plans	—	—	266
(Gain) loss on sales and disposals of assets	(221)	32	18
Net foreign exchange (gain) loss	(4,249)	(304)	(28)
Registration related fees	—	—	20
Long-term receivable write down	—	1,444	—
Change in value of NEC TOKIN options	(2,100)	(3,111)	—
Inventory write downs	—	3,886	—
(Gain) loss on early extinguishment of debt	(1,003)	—	—
Professional fees related to financing activities	1,142	—	—
Legal expenses related to antitrust class actions	844	—	—
Adjusted EBITDA	$91,741	$70,713	$62,742
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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")2014-15, Presentation of Financial Statements-Going Concern. The new guidance is effective for the Company's fiscal year that begins on April 1, 2017 and interim periods within that fiscal year and requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company's fiscal year that begins on April 1, 2017 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early adoption is prohibited.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the definition of a discontinued operation and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. This new guidance did not have a material impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. ASU 2013-11 was effective for the Company on April 1, 2014 and did not have a material effect on the Company's Consolidated Financial Statements.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). ASU 2013-05 revised the authoritative guidance on accounting for cumulative translation adjustment specifying that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for fiscal years beginning after December 15, 2013. ASU 2013-05 was effective for the Company on April 1, 2014 and did not have a material effect on the Company's Consolidated Financial Statements.
There are currently no other accounting standards that have been issued that will have a significant impact on the Company's Consolidated Financial Statements.
Effect of Inflation
Inflation generally affects us by increasing the cost of labor, equipment, and raw materials. We do not believe that inflation has had any material effect on our business over the past three fiscal years except for the following discussion in Commodity Price Risk.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to interest rate risk through our revolving line of credit, which had an outstanding balance as of March 31, 2015, of $33.4 million. This debt has a variable interest rate and a 1% change in the interest rate would yield a $0.3 million change in interest expense.
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
Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2015 the price of palladium fluctuated between $726 and $908 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
As of March 31, 2015, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on that assessment, as of March 31, 2015, the Company's management concluded that its internal control over financial reporting was effective. Ernst & Young LLP, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting, which is on page 61 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Other than the information under "Executive Officers" and "Other Key Employees" under Part I, Item 4A, the other information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on July 24, 2015 under the headings "Nominees for Board of Directors," "Continuing Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information about the Board of Directors."
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2015 under the headings "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Outstanding Equity Awards at Fiscal Year-End Table," "Option Exercises and Stock Vested Table," "Pension Benefits Table," "Nonqualified Deferred Compensation Table," "Potential Payments Upon Termination or Change in Control Table," "Director Compensation Table," "Report of the Compensation Committee," and "Compensation Committee Interlocks and Insider Participation."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2015 under the heading "Security Ownership", and from "Equity Compensation Plan Disclosure" in Item 5 hereof.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2015 under the headings "Review, Approval or Ratification of Transactions with Related Persons" and "Information about the Board of Directors."
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 24, 2015 under the heading "Audit and Non-Audit Fees."

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

10.8	1992 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2009)*

10.9
Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2000)*

10.10	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 333-123308))*

10.11
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

10.17
Asset Purchase Agreement, dated as of September 15, 2008, by and between KEMET Electronics Corporation and Siliconix Technology C.V. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended September 30, 2008)

10.18	Summary of Non-Employee Director Compensation (incorporated by reference to exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 1-15491), for the year ended March 31, 2012)*

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 23, 2009)*

10.20	Amendment to the Compensation Plan of the Company's executive officers (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on August 4, 2009)*

10.21
Warrant to Purchase Common Stock, dated June 30, 2009, issued by the Company to K Financing, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on June 30, 2009)

10.22
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

10.25
Employment Agreement between the Company and Per Olof-Lööf dated January 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on February 2, 2010)*

10.26
Amendment No. 1 to Employment Agreement between KEMET Corporation and Per Olof-Lööf, dated March 28, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 2, 2012)*

10.27
Second Amended and Restated KEMET Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2009)*

10.28
Loan and Security Agreement, dated as of September 30, 2010, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., and Bank of America, N.A., as agent and Banc of America Securities LLC, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on October 5, 2010)

10.29	KEMET Executive Secured Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2010)*

10.30
Form of Change in Control Severance Compensation Agreement entered into with executive officers of the Company (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.31
Option Agreement, dated as of March 12, 2012, by and among NEC Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.32
Stockholders' Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.33
Form of Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.34
Form of Restricted Stock Unit Grant Agreement for Directors (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.35
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

10.36
Development and Cross-Licensing Agreement between NEC TOKIN Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 8, 2013)

10.37	Form of Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2013)*

10.38
Consolidated Amendment to Loan and Security Agreement, dated as of July 8, 2013, by and among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, KEMET Electronics Marketing (S) PTE LTD., the financial institutions party thereto as lenders and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) filed on August 2, 2013)

10.39
Release Agreement, dated as of August 29, 2013, between KEMET Corporation and Marc Kotelon (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491)for the quarter ended September 30, 2013)*

10.40
Settlement Agreement, dated as of September 6, 2013, between KEMET Electronics SAS and Mark Kotelon (English translation) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended September 30, 2013)*

10.41
Amendment No. 5 to Loan and Security Agreement, dated April 30, 2014, among KEMET Electronics Corporation and its subsidiaries KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2014)

10.42
2014 Amendment and Restatement of the 2014 KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-15491) filed on July 24, 2014)*

10.43
Amendment No. 1 to Option Agreement, dated as of August 29, 2014, between KEMET Electronics Corporation and NEC Corporation (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15491) filed on September 4, 2014)

10.44
Incentive Award, Severance and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and William M. Lowe, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.45
Incentive Award and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and Charles C. Meeks, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.46
Amendment No. 6 to Loan and Security Agreement, Waiver and Consent dated December 19, 2014, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 22, 2014)

21.1	Subsidiaries of KEMET Corporation

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2	Consent of Paumanok Publications, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302

31.2	Certification of the Chief Financial Officer Pursuant to Section 302

32.1	Certification of the Chief Executive Officer Pursuant to Section 906

32.2	Certification of the Chief Financial Officer Pursuant to Section 906

99.1	NEC TOKIN Financial Statements as of March 31, 2015 and March 21, 2014 and for NEC TOKIN’s fiscal years ended March 31, 2015 and 2014 and two-month period ended March 31, 2013

101
The following financial information from KEMET Corporation's Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015, and March 31, 2014, (ii) Consolidated Statements of Income for the years ended March 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text

_______________________________________________________________________________

*	Exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KEMET Corporation
We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KEMET Corporation and subsidiaries at March 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the three years ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KEMET Corporation's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greenville, South Carolina
May 21, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KEMET Corporation
We have audited KEMET Corporation and subsidiaries' internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). KEMET Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements' Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, KEMET Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2015 of KEMET Corporation and subsidiaries and our report dated May 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greenville, South Carolina
May 21, 2015

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except per share data)

	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$56,362	$57,929
Accounts receivable, net	90,857	98,947
Inventories, net	171,843	187,974
Prepaid and other current assets	41,503	36,871
Deferred income taxes	10,762	6,695
Current assets of discontinued operations	—	12,160
Total current assets	371,327	400,576
Property, plant and equipment, net	249,641	292,648
Goodwill	35,584	35,584
Intangible assets, net	33,282	37,184
Investment in NEC TOKIN	45,016	46,419
Restricted cash	1,775	13,512
Deferred income taxes	5,111	6,778
Other assets	11,056	10,130
Noncurrent assets of discontinued operations	—	836
Total assets	$752,792	$843,667
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$962	$7,297
Accounts payable	69,785	74,818
Accrued expenses	60,456	76,468
Income taxes payable and deferred income taxes	1,017	980
Current liabilities of discontinued operations	—	7,269
Total current liabilities	132,220	166,832
Long-term debt	390,409	391,292
Other non-current obligations	57,131	55,864
Deferred income taxes	8,350	5,203
Noncurrent liabilities of discontinued operations	—	2,592
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at March 31, 2015 and 2014	465	465
Additional paid-in capital	461,191	465,027
Retained deficit	(245,881)	(231,738)
Accumulated other comprehensive income (loss)	(28,796)	18,184
Treasury stock, at cost (1,056 and 1,301 shares at March 31, 2015 and 2014, respectively)	(22,297)	(30,054)
Total stockholders' equity	164,682	221,884
Total liabilities and stockholders' equity	$752,792	$843,667

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2015	2014	2013
Net sales	$823,192	$833,666	$823,903
Operating costs and expenses:
Cost of sales	663,683	712,925	697,076
Selling, general and administrative expenses	98,533	95,856	107,620
Research and development	25,802	24,466	26,876
Restructuring charges	13,017	14,122	18,719
Write down of long-lived assets	—	4,476	7,582
Goodwill impairment	—	—	1,092
Net (gain) loss on sales and disposals of assets	(221)	32	18
Total operating costs and expenses	800,814	851,877	858,983
Operating income (loss)	22,378	(18,211)	(35,080)
Other (income) expense:
Interest income	(15)	(195)	(139)
Interest expense	40,701	40,962	41,331
Non-operating (income) expense, net	(6,182)	(2,681)	(2,295)
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(12,126)	(56,297)	(73,977)
Income tax expense (benefit)	5,227	1,482	3,281
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(17,353)	(57,779)	(77,258)
Equity income (loss) from NEC TOKIN	(2,169)	(7,090)	(1,254)
Income (loss) from continuing operations	(19,522)	(64,869)	(78,512)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $1,976, $(98) and $37, respectively	5,379	(3,634)	(3,670)
Net income (loss)	$(14,143)	$(68,503)	$(82,182)
Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.43)	$(1.44)	$(1.75)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$0.12	$(0.08)	$(0.08)
Net income (loss)	$(0.31)	$(1.52)	$(1.83)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.43)	$(1.44)	$(1.75)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$0.12	$(0.08)	$(0.08)
Net income (loss)	$(0.31)	$(1.52)	$(1.83)
Weighted-average shares outstanding:
Basic	45,381	45,102	44,897
Diluted	45,381	45,102	44,897
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2015	2014	2013
Net income (loss)	$(14,143)	$(68,503)	$(82,182)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	(35,467)	9,797	(4,569)
Defined benefit pension plans, net of tax impact	(12,977)	276	420
Defined benefit post-retirement plan adjustments	(305)	(354)	(177)
Equity interest in investee's other comprehensive income (loss)	766	771	—
Foreign exchange contracts	1,003	—	—
Other comprehensive income (loss)	(46,980)	10,490	(4,326)
Total comprehensive income (loss)	$(61,123)	$(58,013)	$(86,508)
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2012	44,669	$465	$470,059	$(81,053)	$12,020	$(42,495)	$358,996
Net income (loss)	—	—	—	(82,182)	—	—	(82,182)
Other comprehensive income (loss)	—	—	—	—	(4,326)	—	(4,326)
Issuance of restricted shares	270	—	(6,511)	—	—	6,229	(282)
Stock-based compensation expense	—	—	4,599	—	—	—	4,599
Exercise of stock options	50	—	(1,051)	—	—	1,162	111
Balance at March 31, 2013	44,989	465	467,096	(163,235)	7,694	(35,104)	276,916
Net income (loss)	—	—	—	(68,503)	—	—	(68,503)
Other comprehensive income (loss)	—	—	—	—	10,490	—	10,490
Issuance of restricted shares	129	—	(3,164)	—	—	2,986	(178)
Stock-based compensation expense	—	—	2,909	—	—	—	2,909
Exercise of stock options	89	—	(1,814)	—	—	2,064	250
Balance at March 31, 2014	45,207	465	465,027	(231,738)	18,184	(30,054)	221,884
Net income (loss)	—	—	—	(14,143)	—	—	(14,143)
Other comprehensive income (loss)	—	—	—	—	(46,980)	—	(46,980)
Issuance of restricted shares	239	—	(8,238)	—	—	7,623	(615)
Stock-based compensation expense	—	—	4,512	—	—	—	4,512
Exercise of stock options	6	—	(110)	—	—	134	24
Balance at March 31, 2015	45,452	$465	$461,191	$(245,881)	$(28,796)	$(22,297)	$164,682
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2015	2014	2013
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$(14,143)	$(68,503)	$(82,182)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(5,644)	—	—
Net cash provided by (used in) operating activities of discontinued operations	(679)	336	4,828
Depreciation and amortization	40,768	49,527	45,158
Amortization of debt discount and debt issuance costs	2,032	3,596	4,138
Gain on early extinguishment of debt	(1,003)	—	—
Equity loss from NEC TOKIN	2,169	7,090	1,254
Change in value of NEC TOKIN options	(2,100)	(3,111)	—
Net (gain) loss on sales and disposals of assets	(221)	32	18
Stock-based compensation expense	4,512	2,909	4,599
Pension and other post-retirement benefits	(13,283)	(78)	1,071
Deferred income taxes	(2,084)	(6,369)	(317)
Write down of long-lived assets	—	4,476	7,582
Write down of receivables	52	1,484	—
Goodwill impairment	—	—	1,092
Other, net	(7)	(521)	566
Changes in assets and liabilities:
Accounts receivable	8,220	(4,618)	4,882
Inventories	8,559	14,891	(323)
Prepaid expenses and other assets	(8,404)	3,748	(11,151)
Accounts payable	(2,879)	(2,070)	300
Accrued income taxes	(383)	172	(1,052)
Other operating liabilities	8,920	(9,737)	(3,290)
Net cash provided by (used in) operating activities	24,402	(6,746)	(22,827)
Investing activities:
Capital expenditures	(22,232)	(32,147)	(46,174)
Investment in NEC TOKIN (excludes non cash investment)	—	—	(50,917)
Change in restricted cash	11,509	4,047	(15,284)
Proceeds from sale of discontinued operations	9,564	—	—
Proceeds from sale of assets	4,788	2,847	398
Net cash provided by (used in) investing activities	3,629	(25,253)	(111,977)

Consolidated Statements of Cash Flows (Continued)

	Fiscal Years Ended March 31,
	2015	2014	2013
Financing activities:
Proceeds from revolving line of credit	42,340	21,000	—
Payments of revolving line of credit	(27,342)	(2,551)	—
Proceeds from issuance of debt	—	—	39,825
Deferred acquisition payments	(19,527)	(21,977)	(16,900)
Payment of long-term debt	(21,733)	(3,599)	(1,909)
Debt issuance costs	—	—	(275)
Proceeds from exercise of stock options	24	250	111
Purchase of treasury stock	(630)	—	—
Net cash provided by (used in) financing activities	(26,868)	(6,877)	20,852
Net increase (decrease) in cash and cash equivalents	1,163	(38,876)	(113,952)
Effect of foreign currency fluctuations on cash	(2,730)	827	(591)
Cash and cash equivalents at beginning of fiscal year	57,929	95,978	210,521
Cash and cash equivalents at end of fiscal year	$56,362	$57,929	$95,978
Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$39,008	$38,809	$32,232
Income taxes paid	6,611	5,521	6,029
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
KEMET is organized into two business groups: the Solid Capacitor Business Group ("Solid Capacitors") and the Film and Electrolytic Business Group ("Film and Electrolytic"). Each business group is responsible for the operations of certain manufacturing sites as well as related research and development efforts.
Basis of Presentation
Certain amounts for fiscal years 2014 and 2013 have been reclassified to conform to the fiscal year 2015 presentation of income tax rate reconciliation and NEC TOKIN's presentation of discontinued operations.
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
Cash Equivalents
Cash equivalents of $0.7 million at March 31, 2015 and 2014 consist of money market accounts with an original term of three months or less. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Restricted Cash
As discussed in Note 2, Debt, the Company repaid the outstanding balance of the original equipment manufacturer ("OEM") Advance Payment (as defined in Note 2, Debt) and removed the restriction on cash related to the Advance Payment during the third quarter ended December 31, 2014.
A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax registration in The Netherlands. The bank guarantee is in the amount of €1.5 million ($1.6 million). An interest-bearing deposit was placed with a European bank for €1.7 million ($1.8 million). The deposit is in KEMET's name and KEMET receives all interest earned by this deposit. However, the deposit is pledged to the European bank, and the bank can use the money should a valid claim be made. The bank guarantee will remain valid until it is discharged by the beneficiary.
Inventories
Inventories are stated at the lower of cost or market. The carrying value of inventory is reviewed and adjusted based on slow moving and obsolete items, historical shipments, customer forecasts and backlog and technology developments. Inventory costs include material, labor and manufacturing overhead and most inventory costs are determined by the "first-in, first-out" ("FIFO") method. For tool crib, a component of the Company's raw material inventory, cost is determined under the average cost method. The Company has consigned inventory at certain customer locations totaling $10.8 million and $9.2 million at March 31, 2015 and 2014, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Property, Plant and Equipment
Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of. Depreciation expense, including amortization of capital leases, was $38.2 million, $47.5 million and $43.0 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Reviews are regularly performed to determine whether facts and circumstances exist which indicate the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived asset or asset group is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets or appraisal values. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the undiscounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company's financial condition and operating results. The Company recorded zero, $4.5 million, and $7.3 million in property, plant and equipment impairment charges for fiscal years 2015, 2014 and 2013, respectively.
Goodwill
Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests during the fourth quarter of each fiscal year and when otherwise warranted. The Company evaluates its goodwill and intangible assets with indefinite useful lives on a reporting unit basis which requires the Company to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit's carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill and intangible asset with indefinite useful lives may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit's goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit's fair value. The Company determined the fair value of its reporting units using an income-based, discounted cash flow ("DCF") analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. In addition to the above described reporting unit valuation techniques, the Company's goodwill and intangible asset with indefinite useful lives impairment assessment also considers the Company's aggregate fair value based upon the value of the Company's outstanding shares of common stock.
The impairment review of goodwill and intangible assets with indefinite useful lives are highly subjective and involve the use of estimates and assumptions in order to calculate the impairment charges. Estimates of business enterprise fair value use discounted cash flow and other fair value appraisal models and involve making assumptions for future sales trends, market conditions, growth rates, cost reduction initiatives and cash flows for the next several years. Future changes in assumptions may negatively impact future valuations.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Equity Method Investment
Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of the Company's investment and the underlying equity in the net assets of NEC TOKIN at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference. The Company's share of earnings or losses under the equity method investments and basis difference amortization is reported in the consolidated statements of operations as "Equity income (loss) from NEC TOKIN." The Company reviews its investments and ownership interests accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.
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
Concentrations of Credit and Other Risks
The Company sells to customers globally. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers. One customer, TTI, Inc., an electronics distributor, accounted for $124.4 million, $128.4 million and $127.8 million of the Company's net sales in fiscal years 2015, 2014 and 2013, respectively. There were no customers' accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2015 or March 31, 2014.
Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to end-users. For fiscal years ended March 31, 2015, 2014, and 2013, net sales to electronics distributors accounted for 45%, 45% and 46%, respectively, of the Company's total net sales.
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
The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders' equity section of the Consolidated Balance Sheets (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Defined Benefit Post-retirement Plan Adjustments	Defined Benefit Pension Plans (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$13,538	$1,818	$(7,662)	$—	$—	$7,694
Other comprehensive income (loss) before reclassifications (1)	9,797	(94)	(95)	771	—	10,379
Amounts reclassified out of AOCI (1)	—	(260)	371	—	—	111
Other comprehensive income (loss)	9,797	(354)	276	771	—	10,490
Balance at March 31, 2014	23,335	1,464	(7,386)	771	—	18,184
Other comprehensive income (loss) before reclassifications (2)	(35,467)	(119)	(13,404)	766	1,003	(47,221)
Amounts reclassified out of AOCI (2)	—	(186)	427	—	—	241
Other comprehensive income (loss)	(35,467)	(305)	(12,977)	766	1,003	(46,980)
Balance at March 31, 2015	$(12,132)	$1,159	$(20,363)	$1,537	$1,003	$(28,796)
_______________________________________________________________________________

(1)	Activity within foreign currency translation gains and defined benefit pension plans are net of a tax expense of $1.9 million and a tax benefit of $0.1 million.

(2)	Activity within foreign currency translation losses and defined benefit pension plans are net of a tax benefit of $0.3 million and $0.1 million, respectively.

(3)	Balance is net of a tax benefit of $2.3 million, $2.2 million, and $2.1 million as of March 31, 2015, March 31, 2014, and March 31, 2013, respectively.
Stock Warrant
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
Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Platinum Warrant issued to K Financing under the Platinum Credit Facility (as defined below) does not meet the definition of a derivative as it is indexed to the Company's own stock, as such, the Platinum Warrant is classified as a component of equity.
There were 8,416,815 shares subject to the Platinum Warrant as of March 31, 2015. The Platinum Warrant expires on June 30, 2019.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities are measured at fair value on a recurring basis as of March 31, 2015 and 2014 are as follows (amounts in thousands):

	Carrying Value March 31, 2015	Fair Value March 31, 2015	Fair Value Measurement Using
			Level 1	Level 2 (2)	Level 3
Assets and Liabilities:
Money markets (1)	$738	$738	$738	$—	$—
Total debt	391,371	391,283	362,988	28,295	—
NEC TOKIN options, net (3)	5,700	5,700	—	—	5,700

	Carrying Value March 31, 2014	Fair Value March 31, 2014	Fair Value Measurement Using
			Level 1	Level 2 (2)	Level 3
Assets and Liabilities:
Money markets (1)	$714	$714	$714	$—	$—
Total debt	398,589	409,284	371,863	37,421	—
NEC TOKIN options, net (3)	3,600	3,600	—	—	3,600
_______________________________________________________________________________

(1)	Included in the line item "Cash and cash equivalents" on the Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow for each respective debt facility.

(3)
See Note 5, "Investment in NEC TOKIN," for a description of the NEC TOKIN options. The value of the options is interrelated and depends on the enterprise value of NEC TOKIN Corporation and its EBITDA over the duration of the instruments. Therefore, the options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN options valuation activity using significant unobservable inputs (Level 3) (amounts in thousand):

March 31, 2014	$3,600
Change in value of NEC TOKIN options	2,100
March 31, 2015	$5,700

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
Most of the Company's distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, does not exceed 6% of their purchases from the previous fiscal quarter. KEMET estimates future returns based on historical patterns of the distributors and records an allowance on the Consolidated Balance Sheets. The Company also offers volume-based rebates on a case-by-case basis to certain customers in each of the Company's sales channels.
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
The Company provides a limited warranty to customers that the Company's products meet certain specifications. The warranty period is generally limited to one year, and the Company's liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of net sales for the fiscal years ended March 31, 2015, 2014 and 2013. The Company recognizes warranty costs when losses are both probable and reasonably estimable.
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
Shipping and Handling Costs
The Company's shipping and handling costs are reflected in the line item "Cost of sales" on the Consolidated Statements of Operations. Shipping and handling costs were $17.9 million, $19.9 million, and $21.1 million in the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Income (Loss) per Share
Basic income (loss) per share is computed using the weighted-average number of shares outstanding. Diluted income (loss) per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to the Platinum Warrant, outstanding options to purchase common stock if such effects are dilutive.
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
Derivative Financial Instruments
Derivative financial instruments have been utilized by the Company to reduce exposures to volatility of foreign currencies impacting the sales and costs of its products.
The Company accounts for derivatives and hedging activities in accordance with Accounting Standards Codification 815 ("ASC 815"), "Derivatives and Hedging." See Note 13 for further discussion of derivative financial instruments.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include impairment of property and equipment, intangibles and goodwill; allowances for doubtful accounts, price protection and customers' returns, and deferred income taxes; and assets and obligations related to employee benefits. Actual results could differ from these estimates and assumptions.
Impact of Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern. The new guidance is effective for the Company's fiscal year that begins on April 1, 2017 and interim periods within that fiscal year and requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the definition of a discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. This new guidance did not have a material impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

adoption permitted. ASU 2013-11 was effective for the Company on April 1, 2014 and did not have a material effect on the Company's Consolidated Financial Statements.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). The ASU revised the authoritative guidance on accounting for cumulative translation adjustment specifying that a cumulative translation adjustment should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of cumulative translation adjustment attributable to the investment would be recognized in earnings upon sale of the investment. The guidance is effective for fiscal years beginning after December 15, 2013. ASU 2013-05 was effective for the Company on April 1, 2014 and did not have a material effect on the Company's Consolidated Financial Statements.
There are currently no other accounting standards that have been issued that may have a significant impact on the Company's Consolidated Financial Statements.
Note 2: Debt
A summary of debt is as follows (amounts in thousands):

	March 31,
	2015	2014
10.5% Senior Notes, net of premium of $2,461 and $3,144 as of March 31, 2015 and 2014, respectively	$357,461	$358,144
Advanced payment from OEM, net of discount of $323 as of March 31, 2014	—	20,095
Revolving line of credit	33,448	18,449
Other	462	1,901
Total debt	391,371	398,589
Current maturities, net of discount of $278 as of March 31, 2014	(962)	(7,297)
Total long-term debt	$390,409	$391,292

The line item "Interest expense" on the Consolidated Statements of Operations for the fiscal years 2015, 2014 and 2013, respectively, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Contractual interest expense	$38,716	$37,366	$37,193
Amortization of debt issuance costs	1,467	1,704	1,704
Amortization of debt (premium) discount	(407)	105	(183)
Imputed interest on acquisition related obligations	754	1,787	2,617
Interest expense on capital leases	171	—	—
Total interest expense	$40,701	$40,962	$41,331
Revolving Line of Credit
On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50.0 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. On December 19, 2014, the Loan and Security Agreement was amended and as a result the expiration was extended to December 19, 2019. Under the terms of amended Loan and Security Agreement, the revolving credit facility has increased to $60.0 million, bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The amendment contains an accordion

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Debt (continued)

feature permitting the U.S. Borrowers to increase commitments under the facility by an aggregate principal amount up to $15.0 million (for a total facility of $75.0 million), subject to terms and documentation acceptable to the Agent and/or the Lenders. In addition, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation and The Forest Electric Company were included as Borrowers under the U.S. facility. The principal features of the Loan and Security Agreement as amended are reflected in the description below.
The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30.0 million and the total facility does not exceed $60.0 million.
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

Interest is payable on borrowings monthly at a rate equal to the London Interbank Offer Rate ("LIBOR") or the base rate, plus an applicable margin, as selected by the Borrower. Depending upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of the latest test date, the applicable margin under the U.S. facility varies between 2.00% and 2.50% for LIBOR advances and 1.00% and 1.50% for base rate advances, and under the Singapore facility varies between 2.25% and 2.75% for LIBOR advances and 1.25% and 1.75% for base rate advances.
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
KEMET Corporation and the Guarantors guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantors (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the Borrowers and Guarantors are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a "Cash Dominion Trigger Event").
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
A fixed charge coverage ratio of at least 1.0:1.0 must be maintained as at the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of at least forty-five consecutive days: (i) an event of default, (ii) aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) availability of the U.S. facility has been less than $3.75 million. The fixed charge coverage ratio tests the EBITDA and fixed charges of KEMET Corporation and its subsidiaries on a consolidated basis.
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
Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $0.3 million and $0.2 million as of March 31, 2015 and 2014, respectively; these costs will be amortized over the term of the Loan and Security Agreement.
As of March 31, 2014, the Company had outstanding borrowings of $18.4 million under the revolving line of credit, of which $6.4 million was borrowed under the U.S. facility at a rate of 5.75% (Base Rate, as defined in the Loan and Security Agreement, plus 2.5%) and $12.0 million borrowed under the Singapore facility at a rate of 4.0% (London Interbank Offer Rate (“LIBOR”) plus 3.75%). As of March 31, 2015, the Company had outstanding borrowings of $33.4 million, of which $21.5 million was borrowed under the U.S. facility at a rate of 4.75% (Base Rate, as defined in the Loan and Security Agreement, plus 1.5%) with no specific repayment date (Base Rate borrowing can be repaid at any time prior to the expiration of the facility), and $12.0 million borrowed under the Singapore facility at a rate of 3.125% (London Interbank Offer Rate (“LIBOR”) plus 2.75% based upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis). The $12.0 million borrowed under the Singapore facility has a term of 90 days and total interest and principal payable at maturity, on May 25, 2015. These were the only borrowings under the revolving line of credit, and $33.4 million remained outstanding as of March 31, 2015, after the Company made repayments of $27.3 million during the fiscal year ended March 31, 2015. Based upon the March 31, 2015 financial statements, the Company's available borrowing capacity under the Loan and Security Agreement was $13.4 million.
As described below in the section titled "Advanced Payment from OEM", a standby letter of credit for $16.0 million was delivered to the OEM on October 8, 2012 and subsequently, during December 2014, at the Company's discretion, it opted to repay the Advanced Payment primarily using the revolving line of credit. The letter of credit was simultaneously released. In fiscal year 2014, the Company issued two letters of credit for EUR 1.1 million ($1.2 million) and EUR 0.7 million ($0.7 million) related to the construction of the new manufacturing location in Italy which were released during February 2014 and April 2014, respectively. Outstanding letters of credit would reduce the Company's availability under the Loan and Security Agreement. As of March 31, 2015, there were no letters of credit outstanding.
Advanced Payment from OEM
On August 28, 2012, the Company entered into and amended an agreement (the "Agreement"), with an original equipment manufacturer (the "OEM") pursuant to which the OEM agreed to advance KEMET $24.0 million (the "Advance Payment"). As of March 31, 2014, the Company had $20.4 million outstanding due to the OEM. On a monthly basis starting in June 2013, (eight months following the receipt of the Advance Payment), the Company began repaying the OEM an amount equal to a percentage of the aggregate purchase price of the capacitors sold to the OEM the preceding month, not to exceed $1.0 million per month. Pursuant to the terms of the Agreement, an irrevocable standby letter of credit in the amount of $16.0 million was delivered to the OEM on October 8, 2012 and on October 22, 2012 the Company received the Advance Payment from the OEM. The debt discount related to the Advance Payment as of March 31, 2014 was $0.3 million. During December 2014, the outstanding balance due on the Advanced Payment was repaid primarily using the revolving line of credit, and the

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Debt (continued)

letter of credit was simultaneously released. The early extinguishment of debt resulted in a gain of $1.0 million which was included on the line item “Other (income) expense, net” in the Consolidated Statement of Operations.
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
At any time on or after May 1, 2014, the Company may redeem the 10.5% Senior Notes, in whole or in part, at a redemption price determined by the year of redemption, as specified in the Indenture.
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
On March 27, 2012 and April 3, 2012, the Company completed the issuance of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due April 2018, respectively, at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The issuance resulted in a debt premium of $6.1 million which will be amortized over the term of the 10.5% Senior Notes. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee.
In total, debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $4.1 million and $5.4 million as of March 31, 2015 and 2014; these costs will be amortized over the term of the 10.5% Senior Notes. The Company had interest payable related to the 10.5% Senior Notes included in the line item "Accrued expenses" on its Consolidated Balance Sheets of $15.5 million at March 31, 2015 and 2014. The effective interest rate for the Senior Notes was 10.3% for the years ended March 31, 2015 and 2014.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Debt (continued)

The following table highlights the Company's annual cash maturities of debt (amounts in thousands):

	Annual Maturities of Debt Fiscal Years Ended March 31,
	2016	2017	2018	2019	2020
10.5% Senior Notes	$—	$—	$—	$355,000	$—
Revolving line of credit	500	—	—	—	32,948
Other	462	—	—	—	—
	$962	$—	$—	$355,000	$32,948
Note 3: Restructuring
In the second quarter of fiscal year 2010, the Company initiated the first phase of a plan to restructure the Film and Electrolytic Business Group ("Film and Electrolytic") and to reduce overhead within the Company. Since that time, the restructuring plan has been expanded to all business groups and includes implementing programs to make the Company more competitive by removing excess capacity, moving production to lower cost locations, and eliminating unnecessary costs throughout the Company.
A summary of the expenses aggregated on the Consolidated Statements of Operations line item "Restructuring charges" in the fiscal years ended March 31, 2015, 2014 and 2013, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Manufacturing and sales office relocation costs	$2,672	$3,555	$2,349
Personnel reduction costs	10,345	10,567	16,370
Restructuring charges	$13,017	$14,122	$18,719
Fiscal Year Ended March 31, 2015
The Company incurred $13.0 million in restructuring charges in the fiscal year ended March 31, 2015 including $10.3 million of personnel reduction costs. The personnel reduction costs were due to the following: $4.1 million related to planned headcount reductions in Europe (primarily in Landsberg, Germany) as the Company relocates production to lower cost regions; $3.2 million is related to a restructuring plan initiated in Italy whereby the Company will reduce the non-manufacturing labor headcount by 50 employees; $1.9 million related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico; and $1.1 million related to headcount reductions taken as the Company begins to outsource its information technology function.
The following table summarizes the open severance plans as of March 31, 2015 (amounts in thousands):

	Total Expected Severance	Fiscal Year 2015 Expense	Amount to be Incurred
Europe (primarily Italy and Germany)	$7,819	$6,918	$901
Corporate IT outsourcing	1,956	1,144	812
Matamoros Solid Capacitor	2,450	1,890	560
Total	$12,225	$9,952	$2,273
The $2.7 million relocation costs include $1.4 million for the exit of solid capacitors in Evora, Portugal and the relocation of certain Solid Capacitors manufacturing operations from Evora, Portugal to Victoria, Mexico. In addition, there is $0.4 million for the Landsberg, Germany shut-down including relocating equipment to Pontecchio, Italy; $0.3 million for relocation of certain F&E lines from Monterrey, Mexico and Skopje, Macedonia to Suzhou, China; and $0.5 million for other costs related to shut-downs in Europe and Asia.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Restructuring (Continued)

Fiscal Year Ended March 31, 2014
The Company incurred $14.1 million in restructuring charges in the fiscal year ended March 31, 2014 including $10.6 million related to personnel reduction costs which is primarily comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S.; $1.2 million related to the reduction of the Solid Capacitor production workforce in Mexico; $1.1 million related to the Company’s initiative to reduce overhead; $0.5 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $4.5 million related to headcount reductions of 126 employees in Evora, Portugal due to the relocation of certain Solid Capacitors manufacturing operations to Mexico; $0.9 million is related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Restructuring (Continued)

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items "Accrued expenses" and "Other non-current obligations" on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Manufacturing and Sales Office Relocation Costs
Balance at March 31, 2012	$11,474	$—
Costs charged to expense	16,370	2,349
Costs paid or settled	(13,976)	(1,782)
Change in foreign exchange	(359)	—
Balance at March 31, 2013	13,509	567
Costs charged to expense	10,567	3,555
Costs paid or settled	(18,235)	(4,122)
Change in foreign exchange	376	—
Balance at March 31, 2014	6,217	—
Costs charged to expense	10,345	2,672
Costs paid or settled	(7,995)	(2,672)
Change in foreign exchange	(1,328)	—
Balance at March 31, 2015	$7,239	$—
Note 4: Goodwill and Intangible Assets
The following table highlights the Company's intangible assets (amounts in thousands):

	March 31, 2015		March 31, 2014
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,207	$—	$7,207	$—
Amortizing Intangibles:
Purchased technology, customer relationships and patents (3 - 18 years)	40,489	14,414	44,428	14,451
	$47,696	$14,414	$51,635	$14,451
For fiscal years ended March 31, 2015, 2014 and 2013 amortization related to intangibles was $2.1 million, $2.1 million and $2.3 million, respectively. The weighted-average useful life of amortized intangibles was 16 years in the fiscal years ended March 31, 2015 and 2014. The weighted-average period prior to the next renewal for patents was 2.5 years and 3.5 years in the fiscal years ended March 31, 2015 and 2014, respectively. No other intangible classes have renewal or extension periods. Estimated amortization of intangible assets for the each of the next five fiscal years is $2.1 million and, thereafter, amortization will total $15.6 million.
For fiscal year 2015, the Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2015 and concluded that goodwill and indefinite-lived assets were not impaired.
In fiscal year 2013, the Company's annual goodwill and other indefinite-lived intangible asset impairment test resulted in a $1.1 million goodwill impairment charge, which represented all of the goodwill related to the KEMET Foil Manufacturing, LLC ("KEMET Foil") reporting unit due to reduced earnings and cash flows caused by macro-economic factors and excess capacity in our industry.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The changes in the carrying amount of goodwill for the years ended March 31, 2015 and 2014 are as follows (amounts in thousands):

	Fiscal Year 2015		Fiscal Year 2014
	Solid Capacitors	Film and Electrolytic	Solid Capacitors	Film and Electrolytic
Gross balance at beginning of fiscal year
Goodwill	$35,584	$1,092	$35,584	$1,092
Accumulated impairment losses	—	(1,092)	—	(1,092)
Net balance at the end of the year	$35,584	$—	$35,584	$—

Impairment charges	$—	$—	$—	$—
Balance at the end of the year
Goodwill	$35,584	$1,092	$35,584	$1,092
Accumulated impairment losses	—	(1,092)	—	(1,092)
Balance at the end of the year, net	$35,584	$—	$35,584	$—
Note 5: Investment in NEC TOKIN
On March 12, 2012, KEMET Electronics Corporation ("KEC"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with NEC TOKIN Corporation ("NEC TOKIN"), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, to acquire 51% of the common stock of NEC TOKIN (which represents a 34% economic interest, as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of NEC TOKIN as of such date) (the "Initial Purchase") from NEC Corporation ("NEC") of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the "Initial Closing"). The Company accounts for its investment in NEC TOKIN using the equity method for a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. The Company believes that the NEC TOKIN preferred stock represents in-substance common stock of NEC TOKIN and, as a result, its method of calculating KEC’s economic basis in NEC TOKIN is the appropriate basis on which to recognize its share of the earnings or loss of NEC TOKIN.
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
Concurrent with execution of the Stock Purchase Agreement and the Stockholders' Agreement, KEC entered into an Option Agreement (the “Option Agreement”) with NEC, which was amended on August 29, 2014, whereby KEC had the right to purchase additional shares of NEC TOKIN common stock from NEC TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of NEC TOKIN's common stock (the "First Call Option") by providing notice of the First Call Option between the Initial Closing and April 30, 2015. Upon providing such First Call Option notice, but not before April 1, 2015, KEC could also have exercised a second option to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN's debt obligation to NEC (the "Second Call Option") by providing notice of the Second Call Option by May 31, 2018. The First and Second Call Options expired on April 30, 2015 without being exercised. From April 1, 2015 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC (the "Put Option"), provided that KEC's payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement. However, in the event that KEC issues new debt securities principally to refinance its outstanding 10.5% senior notes due 2018 and its currently outstanding credit agreement, including amounts to pay related fees and expenses and to use for general corporate purposes (“Refinancing Notes”), prior to NEC’s delivery of its

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in NEC TOKIN (Continued)

notification of exercise of the Put Option, then the earliest date NEC may exercise the Put Option is automatically extended to the day immediately following the final scheduled maturity date of such Refinancing Notes, or in the event such Refinancing Notes are redeemed in full prior to such final scheduled maturity date, then on the day immediately following the date of such full redemption, but in any event beginning no later than November 1, 2019. If not previously exercised, the Put Option will expire on October 31, 2023.
The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN's debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NEC TOKIN's debt obligation to NEC which KEC will assume. The determination of the purchase price will be modified in the event there is a disagreement between NEC and KEC under the Stockholders' Agreement.
The Company has marked these options to fair value and in the fiscal year ended March 31, 2015 and 2014 recognized a $2.1 million and $3.1 million gain, respectively, which was included on the line item “Other expense, net” in the Consolidated Statement of Operations. The line item “Other assets” on the Consolidated Balance Sheets includes $5.7 million and $3.6 million, respectively as of March 31, 2015 and 2014 related to the options.
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
Summarized financial information for NEC TOKIN follows (in thousands):

	March 31, 2015	March 31, 2014
Current assets	$223,495	$245,709
Noncurrent assets	273,785	302,161
Current liabilities	143,523	120,929
Noncurrent liabilities	296,873	360,908

	Fiscal Year March 31, 2015	Fiscal Year March 31, 2014	Two Months Ended March 31, 2013
Net sales	$487,282	$490,369	$82,772
Gross profit	103,773	86,227	9,147
Net income (loss)	(24,091)	(42,937)	(2,216)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in NEC TOKIN (Continued)

A reconciliation between NEC TOKIN's net loss and KEMET's equity investment loss follows (in thousands):

	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014	Two Months Ended March 31, 2013
NEC TOKIN net income (loss)	$(24,091)	$(42,937)	$(2,216)
KEMET's equity ownership %	34%	34%	34%
Equity income (loss) from NEC TOKIN before Adjustments	$(8,191)	$(14,599)	$(753)

Adjustments:
Amortization and depreciation	(2,270)	(1,390)	(247)
Gain on sale of long-lived assets adjustment	—	(5,998)	—
Loss on impairment of long-lived assets adjustment	—	14,643	—
Inventory valuation adjustment	—	254	(254)
Indemnity asset	8,500	—	—
Inventory profit elimination	(208)	—	—
Equity income (loss) from NEC TOKIN	$(2,169)	$(7,090)	$(1,254)
A reconciliation between NEC TOKIN's net assets and KEMET's equity investment balance follows (in thousands):

	March 31, 2015	March 31, 2014
Investment in NEC TOKIN	$45,016	$46,419
Purchase price accounting basis adjustment:
Property, plant and equipment	3,334	7,325
Technology	(10,889)	(16,261)
Long-term debt	(2,707)	(4,754)
Goodwill	(7,082)	(9,326)
Indemnity asset for legal investigation	(8,500)	—
Inventory profit elimination	208	—
Other	(39)	(952)
KEMET's 34% interest of NEC TOKIN's equity	$19,341	$22,451
The above basis differences (except Goodwill) are being amortized over the respective estimated life of the assets. As of March 31, 2015, KEC's maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance. For the fiscal year ended March 31, 2015 and 2014, KEMET recorded sales of $13.5 million and $6.0 million, respectively, to NEC TOKIN and NEC TOKIN recorded sales of $3.6 million and $1.8 million to KEMET for fiscal year ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, KEMET’s accounts receivable balances with NEC TOKIN were $3.3 million and $2.0 million, respectively, and accounts payable balances were $0.8 million and $0.1 million, respectively.  In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement to provide services for which KEC would be reimbursed.  As of March 31, 2015 and 2014, KEMET’s receivable balance under this agreement is $0.6 million and $0.7 million, respectively.
Beginning in March 2014, NEC TOKIN and certain of its subsidiaries have received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea, Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry. The investigations are continuing at various stages. In addition, beginning in July 2014, NEC TOKIN and its subsidiary, NEC TOKIN America, Inc., have been named, along with more than 20 other capacitor manufacturers and subsidiaries, as defendants in purported antitrust class action suits by direct and indirect purchasers in the United States and Canada. As of March 31, 2015, NEC TOKIN has recorded an accrual for approximately $30.0 million based on its estimation of losses likely to result from certain of the investigations

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in NEC TOKIN (Continued)

and civil litigation. KEMET, under equity method accounting, has established an indemnity asset for the $25.0 million indemnity under the Stock Purchase Agreement to be paid by NEC to NEC TOKIN (KEMET's portion is $8.5 million). NEC TOKIN could not estimate the total losses likely to result from all of the investigations and civil litigation because NEC TOKIN does not have sufficient information to be able to estimate the amount of all such losses.
Note 6: Segment and Geographic Information
The Company is organized into two business groups: Solid Capacitors and Film and Electrolytic based primarily on product lines. Each business group is responsible for their respective manufacturing operations and research and development efforts. All research and development expenses are direct costs to the respective business group.
Solid Capacitors
Operating in nine manufacturing sites in the United States, Mexico and China, Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors and has a product innovation center in the United States.
Film and Electrolytic
Film and Electrolytic operates thirteen manufacturing sites throughout Europe, Asia, Mexico and the United States and produces film, paper, and electrolytic capacitors which are sold globally. In addition, the business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.
The following tables summarize information about each segment's net sales, operating income (loss), depreciation and amortization, capital expenditures and total assets (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Net sales:
Solid Capacitors	$621,275	$626,494	$622,305
Film and Electrolytic	201,917	207,172	201,598
	$823,192	$833,666	$823,903
Operating income (loss) (1)(2)(3):
Solid Capacitors	$135,946	$91,848	$94,986
Film and Electrolytic	(16,685)	(17,587)	(31,109)
Corporate	(96,883)	(92,472)	(98,957)
	$22,378	$(18,211)	$(35,080)
Depreciation and amortization:
Solid Capacitors	$21,202	$28,081	$27,407
Film and Electrolytic	13,886	14,557	13,360
Corporate	5,680	6,889	4,391
	$40,768	$49,527	$45,158
Capital expenditures:
Solid Capacitors	$12,552	$10,498	$16,838
Film and Electrolytic	7,752	14,494	23,970
Corporate	1,928	7,155	5,366
	$22,232	$32,147	$46,174
_______________________________________________________________________________

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Segment and Geographic Information (Continued)

(1)	Restructuring charges included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Total restructuring:
Solid Capacitors	$3,297	$8,108	$7,335
Film and Electrolytic	8,221	5,657	9,621
Corporate	1,499	357	1,763
	$13,017	$14,122	$18,719

(2)	Impairment charges and write downs included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Impairment and write down of long-lived assets:
Solid Capacitors	$—	$3,920	$3,348
Film and Electrolytic	—	556	5,326
	$—	$4,476	$8,674

(3)    (Gain) loss on sales and disposals of assets included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
(Gain) loss on sales and disposals of assets:
Solid Capacitors	$606	$(705)	$(161)
Film and Electrolytic	(1,008)	767	179
Corporate	181	(30)	—
	$(221)	$32	$18

_______________________________________________________________________________

	March 31,
	2015	2014
Total assets:
Solid Capacitors	$469,823	$479,377
Film and Electrolytic	218,858	287,861
Corporate	64,111	76,429
	$752,792	$843,667

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Segment and Geographic Information (Continued)

The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2015	2014	2013
United States	$238,840	$245,032	$228,975
Hong Kong	131,109	135,570	148,014
Germany	107,859	105,261	105,818
Europe (2)	58,879	70,895	82,021
China	65,289	67,460	70,696
Asia Pacific (2)	62,864	51,467	50,735
United Kingdom	32,127	36,085	34,188
Netherlands	38,853	33,581	24,568
Singapore	22,516	27,777	25,060
Italy	19,013	20,249	21,203
Hungary	22,745	18,332	13,554
Mexico	21,164	17,886	15,923
Other Countries (2)	1,934	4,071	3,148
	$823,192	$833,666	$823,903
_______________________________________________________________________________

(1)
Revenues are attributed to countries or regions based on the location of the customer. Net Sales to one customer exceeded 10% of total net sales as follows: $124.4 million, $128.4 million and $127.7 million in fiscal years 2015, 2014 and 2013, respectively. Solid Capacitor sales to one customer over 10% were $109.1 million, $115.5 million and $119.0 million in fiscal years 2015, 2014 and 2013, respectively. Film and Electrolytic sales to one customer over 10% were $15.3 million, $12.9 million and $8.7 million in fiscal years 2015, 2014 and 2013, respectively.

(2)	Excluding the specific countries listed in this table, no country included in this caption exceeded 2% of consolidated net sales for fiscal years 2015, 2014 and 2013.
_______________________________________________________________________________
The following geographic information includes Property, plant and equipment, net, based on physical location (amounts in thousands):

	March 31,
	2015	2014
United States	$59,754	$64,754
Mexico	66,120	67,154
Italy	44,595	61,726
China	29,871	31,405
Portugal	17,352	23,817
Macedonia	13,726	21,044
Indonesia	5,335	6,026
Finland	1,439	2,280
United Kingdom	251	492
Other	11,198	13,950
	$249,641	$292,648
Note 7. Discontinued Operations
The Film and Electrolytic business group ("Film and Electrolytic”) completed the sale of its machinery division in April 2014, which resulted in a gain of $5.6 million on the sale of the business (after income tax expense) offset by a loss from

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

machinery operations of $0.3 million during the fiscal year ended March 31, 2015 resulting in net income from discontinued operations of $5.4 million.

Net sales and net operating loss from the Company’s discontinued operation for years ended March 31, 2015, 2014 and 2013 were as follows (in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Net sales	$104	$11,489	$19,051
Operating income (loss)	(265)	(3,730)	(4,203)
Note 8: Acquisitions
Niotan Incorporated
On February 21, 2012, KEMET acquired all of the outstanding shares of Niotan Incorporated, whose name was subsequently changed to KEMET Blue Powder Corporation ("Blue Powder"), a manufacturer of tantalum powders, from an affiliate of Denham Capital Management LP. Blue Powder has its headquarters and principal operating location in Carson City, Nevada. KEMET paid an initial purchase price of $30.5 million (net of cash received) at the closing of the transaction. Additional deferred payments of $45 million were payable over a thirty-month period after the closing and a working capital adjustment of $0.4 million which was paid in April 2012. In fiscal years 2015, 2014 and 2013 KEMET made installment payments totaling $10.0 million, $20.0 million, and $15.0 million respectively. In addition, KEMET paid royalty payments for tantalum powder produced by Blue Powder, in an aggregate amount equal to $10.0 million. The Company determined that the royalty payments should be treated as part of the consideration for Blue Powder instead of a separate transaction because (i) it is paid to the selling shareholder who is not continuing with Blue Powder, (ii) it was based solely on the negotiation process and (iii) KEMET now owns the technology. The Company recorded goodwill of $35.6 million and amortizable intangibles of $22.4 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price which resulted in the goodwill (which is not tax deductible) include market recognition of the world class quality of Blue Powder's tantalum powder, the Company's cost savings due to vertical integration and Blue Powder's ability to provide a constant and reliable supply of tantalum powder. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements. Blue Powder is included within Solid Capacitors.
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
Note 8: Acquisitions (Continued)

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
	$22,420
The useful life for developed technology of 18 years is based on the history of the underlying chemical processes and an estimate of the future economic benefit. The Company also considered that the technology was developed approximately 4 years prior to acquisition and considered functional obsolescence. The useful life for software is based upon its implementation in 2011 and took into consideration functional obsolescence.
Note 9: Impairment Charges
During fiscal years 2015, 2014 and 2013, the Company incurred impairment charges of zero, $4.5 million, and $7.6 million, respectively. The impairment charges are recorded on the Consolidated Statements of Operations line item “Write down of long-lived assets” in fiscal years 2015, 2014 and 2013.
As a part of the ongoing restructuring activities, the Company has relocated certain Solid Capacitor manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico and the remaining Solid Capacitor equipment in Portugal was disposed. During fiscal year 2013, using an income approach to estimate the fair value of assets to be disposed, the Company incurred impairment charges totaling $3.1 million ($0.07 per basic and diluted share) related to the Solid Capacitors restructuring activities. In fiscal year 2014, Solid Capacitors incurred $3.9 million ($0.09 per basic and diluted share) in additional impairment charges due to a decrease in forecasted revenues because production was relocated to Mexico sooner than originally planned. In addition, during fiscal year 2014, Film and Electrolytic incurred impairment charges totaling $0.6 million ($0.01 per basic and diluted share) related to manufacturing equipment in Italy.
Also in fiscal year 2013, in connection with the consolidation of two manufacturing facilities within Italy, the Company incurred impairment charges totaling $4.2 million ($0.09 per basic and diluted share) related to the Film and Electrolytic Business Group ("Film and Electrolytic"). The Company obtained appraisals for each of these facilities indicating there was a decrease in the market price of the manufacturing facilities, and therefore, the carrying amounts for these manufacturing facilities were reviewed for recoverability. It was determined that the carrying amounts of the manufacturing facilities were not recoverable since they exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment was measured as the amount by which the carrying amount of a

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 9: Impairment Charges (Continued)

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
In July 2012, Film and Electrolytic paid out retirement benefits which represented more than 20% of a plan's pension obligation. As a result, the Company recognized a settlement gain of $1.7 million. In the second half of fiscal year 2013, the Company recognized a curtailment loss of $2.0 million as a result of headcount reductions within a sales office, and this curtailment was allocated equally to each business group.
The Company has two post-retirement benefit plans: health care and life insurance benefits for certain retired United States employees who reached retirement age while working for the Company. The health care plan is contributory, with participants' contributions adjusted annually. The life insurance plan is non-contributory.
A summary of the changes in benefit obligations and plan assets is as follows (amounts in thousands):

	Pension		Other Benefits
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of the year	$42,715	$39,096	$785	$799
Service cost	1,286	1,308	—	—
Interest cost	1,819	1,734	29	23
Plan participants' contributions	—	—	474	555
Plan amendments	1,006	285	—	—
Actuarial (gain) loss	13,673	(377)	118	94
Foreign currency exchange rate change	(9,988)	2,009	—	—
Gross benefits paid	(1,111)	(1,302)	(560)	(686)
Curtailments and settlements	(58)	(38)	—	—
Benefit obligation at end of year	$49,342	$42,715	$846	$785
Change in Plan Assets
Fair value of plan assets at beginning of year	$9,946	$8,806	$—	$—
Actual return on plan assets	1,737	260	—	—
Foreign currency exchange rate changes	(1,353)	874	—	—
Employer contributions	1,303	1,346	86	131
Settlements	(39)	(38)	—	—
Plan participants' contributions	—	—	474	555
Gross benefits paid	(1,111)	(1,302)	(560)	(686)
Fair value of plan assets at end of year	$10,483	$9,946	$—	$—
Funded status at end of year
Fair value of plan assets	$10,483	$9,946	$—	$—
Benefit obligations	(49,342)	(42,715)	(846)	(785)
Amount recognized at end of year	$(38,859)	$(32,769)	$(846)	$(785)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The Company expects to contribute $1.5 million to the pension plans in fiscal year 2016, which includes direct contributions to be made for funded plans and benefit payments to be made for unfunded plans.
The Company does not prefund its post-retirement health care and life insurance benefit plans. As a result, the Company is responsible annually for the payment of benefits as incurred by the plans. The Company anticipates making payments of $98 thousand during fiscal year 2016.
Amounts recognized in the Consolidated Balance Sheets consist of the following (amounts in thousands):

	Pension		Other Benefits
	2015	2014	2015	2014
Current liability	$(626)	$(615)	$(97)	$(88)
Noncurrent liability	(38,233)	(32,154)	(749)	(697)
Amount recognized, end of year	$(38,859)	$(32,769)	$(846)	$(785)

Amounts recognized in Accumulated other comprehensive income (loss) consist of the following (amounts in thousands):

	Pension		Other Benefits
	2015	2014	2015	2014
Net actuarial loss (gain)	$21,408	$9,269	$(1,159)	$(1,464)
Prior service cost	1,300	310	—	—
Accumulated other comprehensive (income) loss	$22,708	$9,579	$(1,159)	$(1,464)
Although not reflected in the table above, the tax effect on the balances was $2.3 million and $2.2 million as of March 31, 2015 and 2014, respectively.
Components of benefit costs (credit) consist of the following (amounts in thousands):

	Pension			Other Benefits
	2015	2014	2013	2015	2014	2013
Net service cost	$1,286	$1,308	$1,583	$—	$—	$—
Interest cost	1,819	1,734	1,903	29	23	27
Expected return on plan assets	(480)	(454)	(656)	—	—	—
Amortization:
Actuarial (gain) loss	277	318	544	(187)	(259)	(322)
Prior service cost	17	4	20	—	—	—
Recurring activity	2,919	2,910	3,394	(158)	(236)	(295)
One time expense (income)	(19)	(32)	266	—	—	—
Net periodic benefit cost (credit)	$2,900	$2,878	$3,660	$(158)	$(236)	$(295)
The estimated amounts related to pensions that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2016 are actuarial losses of $631 thousand, and prior service costs of $58 thousand.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The asset allocation for the Company's defined benefit pension plans at March 31, 2015 and the target allocation for 2015, by asset category, are as follows:

Asset Category	Target Allocation (%)	Plan Assets at March 31, 2015 (%)
Insurance (1)	10	6
International equities	30	35
International bonds	50	58
Other	10	1
Total	100	100
_______________________________________________________________________________

(1)	Comprised of assets held by the defined benefit pension plan in Germany.
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
Other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Pension			Other Benefits
	2015	2014	2013	2015	2014	2013
Current year actuarial (gain) loss	$12,397	$(190)	$3,669	$118	$95	$(145)
Foreign currency exchange rate changes	—	—	(238)	—	—	—
Amortization of actuarial gain (loss)	(258)	(286)	(4,582)	187	259	322
Current year prior service cost	1,006	285	—	—	—	—
Amortization of prior service cost	(17)	(4)	(101)	—	—	—
Total recognized in other comprehensive income	$13,128	$(195)	$(1,252)	$305	$354	$177
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$16,028	$2,683	$2,408	$147	$118	$(118)
Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2016	2017	2018	2019	2020	2021- 2025
Pension benefits	$1,367	$1,363	$1,381	$1,510	$1,603	$9,654
Other benefits	98	95	91	86	80	309
Total	$1,465	$1,458	$1,472	$1,596	$1,683	$9,963

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands except percentages):

	Pension		Other Benefits
	2015	2014	2015	2014
Projected benefit obligation:
Discount rate	2.8%	4.5%	2.9%	3.4%
Rate of compensation increase	3.5%	3.4%	—%	—%
Health care cost trend on covered charges	—	—	7.0% decreasing to ultimate trend of 5% in 2019	7.0% decreasing to ultimate trend of 5% in 2018
Net periodic benefit cost:
Discount rate	4.6%	4.5%	3.4%	2.8%
Rate of compensation increase	3.4%	3.5%	—%	—%
Expected return on plan assets	4.9%	4.9%	—%	—%
Health care cost trend on covered charges	—	—	7.0% decreasing to ultimate trend of 5% in 2018	7.0% decreasing to ultimate trend of 5% in 2017
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components			$—	$—
—On post-retirement benefits obligation			18	15
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components			—	—
—On post-retirement benefits obligation			(17)	(13)
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The following table sets forth by level, within the fair value hierarchy as described in Note 1, the pension plan's assets, required to be carried at fair value on a recurring basis as of March 31, 2015 and March 31, 2014 (amounts in thousands):

	Fair Value March 31, 2015	Fair Value Measurement Using			Fair Value March 31, 2014	Fair Value Measurement Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—
Equity securities:
International equities	3,626	—	3,626	—	3,512	—	3,512	—
Fixed income securities:
International bonds	6,132	—	6,132	—	5,636	—	5,636	—
Insurance contracts	576	—	—	576	706	—	—	706
Other	149	—	149	—	92	—	92	—
	$10,483	$—	$9,907	$576	$9,946	$—	$9,240	$706
The table below sets forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the fiscal year ended March 31, 2015 (amounts in thousands):

Balance at March 31, 2014	$706
Actual return on plan assets	39
Employer contributions	366
Settlements	—
Benefits paid	(375)
Foreign currency exchange rate change	(160)
Balance at March 31, 2015	$576
The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Gains net of the Company matches related to the deferred compensation plan were $115 thousand in fiscal year 2015, $189 thousand in fiscal year 2014, and $141 thousand in fiscal year 2013. Total benefits accrued under this plan were $1.5 million and $1.6 million at March 31, 2015 and March 31, 2014, respectively.
In addition, the Company has a defined contribution retirement plan (the "Savings Plan") in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company matches contributions to the Savings Plan up to 6% of the employee's salary. The Company made matching contributions of $2.2 million, $2.2 million and $2.5 million in fiscal years 2015, 2014, and 2013, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation
The Company's stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
The major components of stock-based compensation expense are as follows (amounts in thousands):

	Fiscal Year Ended March 31, 2015			Fiscal Year Ended March 31, 2014			Fiscal Year Ended March 31, 2013
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$233	$269	$1,075	$421	$62	$523	$710	$445	$356
Selling, general and administrative expenses	306	787	1,547	413	580	712	872	1,303	725
Research and development	13	3	279	5	—	193	58	—	130
	$552	$1,059	$2,901	$839	$642	$1,428	$1,640	$1,748	$1,211
Employee Stock Options
At March 31, 2015, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the "Prior Plans") and the 2011 Omnibus Equity Incentive Plan (as amended by the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan) (the "2011 Incentive Plan"). All of these plans were approved by the Company's stockholders. The 2011 Incentive Plan authorized the grant of up to 7.4 million shares of the Company's common stock, which is comprised of 6.6 million shares under the new plan and 0.8 million shares which remained under the Prior Plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to three years and expire ten years from the grant date. For the stock options granted to the Company's Chief Executive Officer on January 27, 2010, 50% vested on June 30, 2014 and 50% will vest on June 30, 2015. If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units. The Company has no plans to purchase additional shares in conjunction with its employee stock option program in the near future.
Employee stock option activity for fiscal year 2015 is as follows (amounts in thousands, except exercise price, fair value and contractual life):

	Options	Weighted- Average Exercise Price
Outstanding at March 31, 2014	1,651	$9.15
Granted	—	—
Exercised	(6)	4.33
Forfeited	(53)	6.20
Expired	(141)	17.15
Outstanding at March 31, 2015	1,451	8.49
Exercisable at March 31, 2015	1,146	$9.33
Remaining weighted average contractual life of options exercisable (years)		5.2
Remaining weighted average contractual life of options outstanding (years)		5.8
At March 31, 2015 and 2014, the weighted average grant-date fair value of non-vested shares was $2.73 and $3.13, respectively. The weighted average grant-date fair value of shares vested and forfeited during fiscal year 2015 was $3.50 and $3.25, respectively. The total estimated fair value of shares vested during fiscal years 2015, 2014 and 2013 was $1.0 million, $1.1

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

million and $1.7 million, respectively. The intrinsic value of stock options exercised in fiscal years 2015, 2014, and 2013 was zero, $0.2 million and $0.2 million, respectively.
As of March 31, 2015, the intrinsic value related to options outstanding was $0.3 million. The intrinsic value of options currently exercisable was $0.3 million. Total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options was $0.3 million as of March 31, 2015. This cost is expected to be recognized over a weighted-average period of 0.9 years. At March 31, 2015 and 2014, the weighted average exercise price of stock options expected to vest was $5.35 and $5.84, respectively. The Company measures the fair value of each employee stock option grant at the date of grant using a Black-Scholes option pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.
The following table summarizes the weighted average assumptions used in the Black-Scholes valuation model to value stock option grants:

	Fiscal Years Ended March 31,
	2015	2014	2013
Assumptions:
Expected volatility	N/A	59.8%	70.9%
Risk-free interest rate	N/A	1.0%	0.5%
Expected option lives in years	N/A	4.0	4.0
Dividend yield	N/A	—	—
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
All option plans provide that options to purchase shares be supported by the Company's authorized but unissued common stock or treasury stock. All restricted stock and performance awards are also supported by the Company's authorized but unissued common stock or treasury stock. The prices of the options granted pursuant to these plans are not less than 100% of the value of the shares on the date of the grant.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

Restricted Stock Units
Restricted stock unit activity for fiscal year 2015 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2014	308	$6.62
Granted	859	4.12
Vested	(150)	5.63
Forfeited	(17)	9.19
Non-vested restricted stock at March 31, 2015	1,000	4.57
The Company grants restricted stock units to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. In fiscal year 2015, restricted stock units granted to the Board of Directors vest in one year, restricted stock units granted to certain officers vest over 4 years and restricted stock units granted under the key manager stock program vest approximately 33% per year over three years. Once vested, restricted stock units are converted into restricted shares of common stock, except for restricted stock units granted to members of the Board of Directors, who can elect to defer settlement of the restricted stock units to a later date.  Restricted shares cannot be sold until 90 days after the Chief Executive Officer, the executive or the member of the Board of Directors, as applicable, resigns from his or her position, or until the individual achieves the targeted ownership under the Company's stock ownership guidelines, and only to the extent that such ownership exceeds the target. As of March 31, 2015 and 2014, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted were $3.1 million and $0.8 million, respectively. The expense is being recognized over the respective vesting periods.
Long-term Incentive Plans ("LTIP")
Historically the Board of Directors of the Company has approved annual Long Term Incentive Plans which cover two year periods. A portion of the LTIPs awarded restricted stock units which vest over the course of three years from the anniversary of the establishment of the plan and a portion of the award is based upon the achievement of an Adjusted EBITDA target for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted stock units, or a combination of both. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability (for the cash portion of the LTIP) is reflected in the line item "Accrued expenses" on the Consolidated Balance Sheets and any restricted stock commitment is reflected in the line item "Additional paid-in capital" on the Consolidated Balance Sheets. The performance portion of the 2014/2015 LTIP was achieved which will result in 85 thousand shares to be issued in both fiscal years 2016 and 2017 (subject to participants' continued employment with KEMET). Under the performance component of the 2015/2016 LTIP the Company could issue 282 thousand shares if the two-year Adjusted EBITDA measure is achieved as of March 31, 2016 (potentially more shares could be issued if financial results exceed the two-year Adjusted EBITDA target).
The following is the time based vesting schedule of restricted stock units under each respective LTIP, subject to participants' continued employment with KEMET (shares in thousands):

	2015/2016 (1)	2014/2015	2013/2014
Time-based award vested fiscal year 2015	—	154	97
Performance-based award vesting fiscal year 2016 (2)	124	139	90
Performance-based award vesting fiscal year 2017 (2)	124	143	—
Performance-based award vesting fiscal year 2018 (2)	128	—	—
(1)     Potential performance-based award assuming the target is achieved.
(2)    Subject to participants' continued employment with KEMET.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for fiscal years 2015, 2014 and 2013.
Note 12: Income Taxes
The components of Income (loss) from continuing operations before income taxes and equity loss from NEC TOKIN are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Domestic (U.S.)	$(26,238)	$(89,529)	$(88,939)
Foreign (Outside U.S.)	14,112	33,232	14,962
Total	$(12,126)	$(56,297)	$(73,977)

The provision (benefit) for Income tax expense is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State and local	(92)	35	37
Foreign	7,403	7,816	3,561
Total current income tax expense from continuing operations	7,311	7,851	3,598
Deferred:
Federal	270	(1,694)	(65)
State and local	39	406	700
Foreign	(2,393)	(5,081)	(952)
Deferred tax benefit from continuing operations	(2,084)	(6,369)	(317)
Provision for income taxes	$5,227	$1,482	$3,281
The Company realized a deferred tax expense (benefit) for fiscal years ended 2015, 2014, and 2013 of $(2.1) million, $(2.7) million and $1.4 million, respectively, in certain foreign jurisdictions based on changes in judgment about the realizability of deferred tax assets in future years.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

Differences between the provision for income taxes on earnings from continuing operations and the amount computed using the U.S. Federal statutory income tax rate are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Amount computed using the statutory rate of 35%	(4,245)	(19,704)	(25,892)
Change in U.S. valuation allowance	(19,691)	21,788	24,571
Unremitted earnings of foreign subsidiaries	18,502	—	—
Effect of prior year adjustments (1)	5,766	(786)	2,565
Taxable foreign source income	4,660	3,392	3,594
Other non-deductible expenses	217	149	346
State income taxes, net of federal taxes	(53)	441	737
Change in foreign operations tax exposure reserves	1,119	773	(737)
Change in foreign operations valuation allowance (2)	1,378	(2,733)	(4,184)
Other effect of foreign operations	(2,426)	(1,838)	2,281
Provision for income taxes	5,227	1,482	3,281

(1)	The effect of prior year adjustments is offset by a full valuation allowance resulting in no impact on the provision for income taxes.

(2)
The change in foreign operations valuation allowance excludes currency translation adjustments of $(3.4) million, $1.0 million, and $(0.4) million for fiscal years ended 2015, 2014, and 2013, respectively which has no impact on the provision for income taxes.

The foreign jurisdictions having the greatest effect on the provision for income taxes are China and Mexico. The statutory tax rates for China and Mexico are 25% and 30%, respectively. The provision for income taxes for China and Mexico for fiscal years ended 2015, 2014, and 2013 is $6.4 million, $2.2 million, and $2.2 million, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$162,691	$173,377
Sales allowances and inventory reserves	21,696	19,447
Medical and employee benefits	15,982	10,035
Tax credits	10,025	10,838
Stock-based compensation	3,578	4,439
Other	3,411	4,338
Total deferred tax assets before valuation allowance	217,383	222,474
Less valuation allowance	(167,594)	(189,276)
Total deferred tax assets	49,789	33,198
Deferred tax liabilities:
Unremitted earnings of subsidiaries	(18,502)	—
Depreciation and differences in basis	(12,166)	(13,299)
Amortization of intangibles and debt discounts	(7,261)	(7,420)
NEC TOKIN put/call option	(1,860)	(1,104)
Non-amortized intangibles	(2,556)	(2,549)
Other	(54)	(578)
Total deferred tax liabilities	(42,399)	(24,950)
Net deferred tax assets	$7,390	$8,248
The following table presents the annual activities included in the deferred tax valuation allowance:

Valuation Allowance for Deferred Tax Assets
Balance at March 31, 2012	$149,306
Charge to costs and expenses	23,977
Deductions	(4,013)
Balance at March 31, 2013	169,270
Charge to costs and expenses	21,515
Deductions	(1,509)
Balance at March 31, 2014	189,276
Charge to costs and expenses	(19,900)
Deductions	(1,782)
Balance at March 31, 2015	$167,594
In fiscal year 2015, the valuation allowance decreased $21.7 million primarily from the recognition of a deferred tax liability for unremitted earnings of the Company's foreign subsidiaries and other adjustments relating to prior years, and from currency translation adjustments. In fiscal year 2014, the valuation allowance increased $20.0 million primarily as a result of the increase in federal net operating loss carryforwards offset by a decrease in net operating loss carryforwards in certain foreign jurisdictions. In fiscal year 2013, the valuation allowance increased $20.0 million primarily as a result of the increase in federal net operating loss carryforwards offset by a decrease in net operating loss carryforwards in certain foreign jurisdictions. Deductions in fiscal years 2015, 2014 and 2013 resulted from expiring net operating loss carryforwards and expiring tax credits in certain U.S. state and foreign jurisdictions.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Balance at March 31, 2014	$8,248
Deferred income taxes related to continuing operations (1)	2,084
Deferred income taxes related to other comprehensive income	(1,287)
Foreign currency translation	(1,655)
Balance at March 31, 2015	$7,390

(1)	Fiscal year ended March 31, 2015 includes a federal tax expense of $0.3 million allocated from other comprehensive income.
As of March 31, 2015 and 2014, the Company's gross deferred tax assets are reduced by a valuation allowance of $167.6 million and $189.3 million, respectively. A valuation allowance on U.S. deferred tax assets was determined to be necessary based on the existence of significant negative evidence such as a cumulative three-year loss of the U.S. consolidated group. The amount of future income required for the Company to realize its deferred tax assets is $33.5 million. The realization of $1.3 million of deferred tax assets in Italy is dependent on the sale of land and buildings in Italy.
In assessing the realizability of deferred tax assets in foreign jurisdictions, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2015. However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
As of March 31, 2015, the Company had U.S. federal net operating loss carryforwards of $392.8 million. These U.S. federal net operating losses were incurred from 2004 through 2015 and are available to offset future federal taxable income, if any, through 2035. The Company had state net operating losses of $471.9 million, of which $3.0 million will expire in one year if unused. These state net operating losses are available to offset future state taxable income, if any, through 2035. Foreign subsidiaries, primarily in Finland, Italy, Portugal and Sweden had net operating loss carryforwards totaling $57.7 million. The net operating losses in Portugal and Finland are available to offset future taxable income through 2027 and 2019, respectively. The net operating losses in Italy and Sweden are available indefinitely to offset future taxable income. For the U.S. federal and state jurisdictions there is a greater likelihood of not realizing the future tax benefits of these deferred tax assets, and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. For the foreign jurisdictions with net operating loss carryforwards, a valuation allowance has been recorded where the Company does not expect to fully realize the deferred tax assets in the future.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

At March 31, 2015, the U.S. consolidated group of companies had the following tax credit carryforwards available (amounts in thousands):

	Tax Credits ($)	Fiscal Year of Expiration
U.S. foreign tax credits	5,805	2017
U.S. research credits	916	2023
Texas franchise tax credits	3,304	2026
The Company conducts business in Macedonia through a subsidiary that qualifies for a tax holiday. The tax holiday will terminate on January 1, 2023. For calendar years 2013, 2014, and 2015, the statutory rate of 10% was reduced to zero. For the fiscal year ended March 31, 2015 the Company realized an income tax benefit of $0.3 million from the tax holiday.
At March 31, 2015, the Company makes no assertion that unremitted earnings from subsidiaries outside the United States are indefinitely reinvested. This assertion changed this year based on an analysis of cash needs in the U.S. related to a planned acquisition and current debt funding. Due to the valuation allowance in the U.S., this assertion resulted in no cash tax impact. The Company has recognized a deferred tax liability relating to its investments in subsidiaries outside the United States.
At March 31, 2015, the Company had $6.4 million of unrecognized tax benefits. A reconciliation of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Beginning of fiscal year	$5,691	$5,395	$6,321
Additions for tax positions of the current year	1,115	639	35
Additions for tax positions of prior years	—	19	37
Reductions for tax positions of prior years	(56)	(28)	(640)
Lapse in statute of limitations	(203)	—	(358)
Settlements	(170)	(334)	—
End of fiscal year	$6,377	$5,691	$5,395
At March 31, 2015, $1.7 million of the $6.4 million of unrecognized income tax benefits would affect the Company's effective income tax rate, if recognized. It is reasonably possible that the total unrecognized tax benefit could decrease by $1.1 million in fiscal year 2016 if the advanced pricing arrangement for one of the Company’s foreign subsidiaries is agreed to by the foreign tax authority. An estimate of the reasonably possible range cannot be made.
The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. The U.S. Internal Revenue Service concluded its examinations of the Company's U.S. federal tax returns for all tax years through 2003. Because of net operating losses, the Company's U.S. federal returns for 2003 and later years will remain subject to examination until the losses are utilized. The Company is subject to income tax examinations for the years 2008 and forward in Mexico and Portugal; and 2010 and forward in China and Italy. The Company records potential interest and penalty expenses related to unrecognized income tax benefits within its global operations in income tax expense. The Company had $0.3 million and $0.4 million of accrued interest and penalties respectively at March 31, 2015 and 2014, which is included as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposures to the volatility of foreign currencies impacting revenues and the costs of its products. The Company did not have any foreign exchange contracts in fiscal year 2014. There was no impact on the Consolidated Statement of Operations in fiscal year 2015 as the program was initiated in the fourth quarter and there has been no ineffectiveness. The balance sheet classifications and fair value of derivative instruments as of March 31, 2015 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value (1)	Balance Sheet Caption	Fair Value (1)
Foreign exchange contracts	Prepaid and other	$1,003	Accrued Expenses	$—
______________________________________________________________________________
(1) Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.
Unrealized gains and losses associated with the change in value of these financial instruments are recorded in Accumulated other comprehensive income (loss) ("AOCI"). The pre-tax impact on AOCI related to the change in value of these financial instruments is as follows (amounts in thousands):

Fiscal Year Ended March 31,
2015
Beginning of fiscal year	$—
Current fiscal year unrealized gain (loss) related to the change in value of the financial instruments	1,003
Plus unrealized gain (loss) in AOCI that were recognized in the current fiscal year	—
Net change in AOCI related to financial instruments	1,003
End of fiscal year	$1,003
Hedging Foreign Currencies
Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $23.6 million in peso contracts (notional value) outstanding at March 31, 2015.
Certain expenditures at the Company's Mexican facilities are paid in Japanese yen. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than six months, to buy Japanese yen for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $12.1 million in yen contracts (notional value) outstanding at March 31, 2015.
Certain sales are made in euros. In order to hedge a portion of these forecasted cash flows, management purchases foreign exchange contracts, with terms generally less than six months, to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated hedges at inception and monitored for effectiveness on a routine basis. There were $13.8 million in euro contracts (notional value) outstanding at March 31, 2015.
Changes in the derivatives' fair values are deferred and recorded as a component of AOCI until the underlying transaction is recorded to the income statement. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations as cost of goods sold for foreign exchange contracts to purchase Mexican pesos and Japanese yen, and as Net sales for foreign exchange contracts to sell euros. Any ineffectiveness, if material, in the

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Derivatives (Continued)

Company's hedging relationships is recognized immediately as a loss, within the same income statement accounts as described above. Changes in derivative balances impact the line item "Prepaid and other assets" on the Consolidated Statements of Cash Flows.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.
Note 14: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands)

	March 31,
	2015	2014
Accounts receivable:
Trade	$115,504	$123,607
Allowance for doubtful accounts reserve	(925)	(1,401)
Ship-from-stock and debit reserve	(19,360)	(18,041)
Returns reserves	(3,190)	(2,993)
Rebates reserves	(780)	(1,035)
Price protection reserves	(270)	(125)
Other	(122)	(1,065)
Accounts receivable, net	$90,857	$98,947
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
The following table presents the annual activities included in the allowance for these commitments:

Balance at March 31, 2012	$17,463
Charged to operations	82,738
Write-offs	(81,621)
Other	(62)
Balance at March 31, 2013	18,518
Charged to operations	89,909
Write-offs	(83,911)
Other	144
Balance at March 31, 2014	24,660
Charged to operations	91,091
Write-offs	(90,909)
Other	(195)
Balance at March 31, 2015	$24,647

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

	March 31,
	2015	2014
Inventories:
Raw materials and supplies	$83,372	$90,968
Work in process	52,759	61,310
Finished goods	53,211	62,522
Inventory gross	189,342	214,800
Inventory reserves	(17,499)	(26,826)
Inventory, net	$171,843	$187,974

The following table presents the annual activities included in the inventory reserves:

Balance at March 31, 2012	$17,144
Costs charged to expense	5,493
Write-offs	(3,836)
Other	(337)
Balance at March 31, 2013	18,464
Costs charged to expense	11,846
Write-offs	(3,880)
Other	396
Balance at March 31, 2014	26,826
Costs charged to expense	9,291
Write-offs	(17,520)
Other	(1,098)
Balance at March 31, 2015	$17,499

	Useful life (years)	March 31,
		2015	2014
Property, plant and equipment:
Land and land improvements	20	$22,017	$25,965
Buildings	20 - 40	149,451	163,062
Machinery and equipment	10	798,112	824,878
Furniture and fixtures	4 - 10	60,903	69,676
Construction in progress		21,260	14,754
Other		2,184	—
Total property and equipment		1,053,927	1,098,335
Accumulated depreciation		(804,286)	(805,687)
Property, plant and equipment, net		$249,641	$292,648

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

	March 31,
	2015	2014
Accrued expenses:
Salaries, wages, and related employee costs	$26,117	$23,596
Interest	15,678	15,735
Restructuring	6,591	6,217
Vacation	6,286	10,570
Deferred acquisition payments	—	19,153
Other	5,784	1,197
Total accrued expenses	$60,456	$76,468

	March 31,
	2015	2014
Other non-current obligations:
Pension plans	38,982	32,852
Employee separation liability	10,638	15,419
Deferred compensation	1,548	1,559
Long-term obligation on land purchase	1,594	2,388
Restructuring	648	—
Other	3,721	3,646
Total other non-current obligations	$57,131	$55,864

	Fiscal Years Ended March 31,
	2015	2014	2013
Non-operating (income) expense, net:
Net foreign exchange (gains) losses	(4,249)	(304)	(28)
Change in value of NEC Tokin options	(2,100)	(3,111)	—
Gain on early extinguishment of debt	(1,003)	—	—
Miscellaneous non-product income	—	—	(465)
Offering memorandum fees	1,142	—	—
Other	28	734	(1,802)
Total non-operating (income) expense, net	$(6,182)	$(2,681)	$(2,295)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 15: Income/Loss Per Share
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
The following table presents the basic and diluted weighted-average number of shares of common stock (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2015	2014	2013
Numerator
Income (loss) from continuing operations	$(19,522)	$(64,869)	$(78,512)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $1,976, $(98) and $37, respectively	5,379	(3,634)	(3,670)
Net income (loss)	$(14,143)	$(68,503)	$(82,182)
Denominator:
Weighted-average common shares outstanding:
Basic	45,381	45,102	44,897
Assumed conversion of employee stock options	—	—	—
Assumed conversion of Platinum Warrant	—	—	—
Weighted-average shares outstanding (diluted)	45,381	45,102	44,897
Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.43)	$(1.44)	$(1.75)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$0.12	$(0.08)	$(0.08)
Net income (loss)	$(0.31)	$(1.52)	$(1.83)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.43)	$(1.44)	$(1.75)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$0.12	$(0.08)	$(0.08)
Net income (loss)	$(0.31)	$(1.52)	$(1.83)
Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Assumed conversion of employee stock options	1,783	1,761	1,996
Assumed conversion of Platinum Warrant	6,287	6,704	6,836

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 16: Commitments and Contingencies
The Company's leases are primarily for distribution facilities or sales offices that expire principally between 2015 and 2023. A number of leases require the Company to pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were $7.6 million, $9.9 million and $10.1 million in fiscal years 2015, 2014, and 2013, respectively.
Future minimum lease payments over the next five fiscal years and thereafter under non-cancellable operating leases at March 31, 2015, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2017	2018	2019	2020	Thereafter
Minimum lease payments	$5,221	$2,879	$2,135	$1,144	$401	$1,272
Sublease rental income	(21)	—	—	—	—	—
Net minimum lease payments	$5,200	$2,879	$2,135	$1,144	$401	$1,272
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
Note 17: Quarterly Results of Operations (Unaudited)
The following table sets forth certain quarterly information for fiscal years 2015 and 2014. This information, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein (amounts in thousands except per share data):

	Fiscal Year 2015 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$212,881	$215,293	$201,310	$193,708
Operating income (loss) (1)	(606)	12,770	9,302	912
Income (loss) from continuing operations	(10,483)	7,730	3,078	(19,847)
Income (loss) from discontinued operations	6,943	(1,400)	(164)	—
Net income (loss)	(3,540)	6,330	2,914	(19,847)
Net income (loss) per basic share:
Loss from continuing operations	$(0.23)	$0.17	$0.07	$(0.44)
Income (loss) from discontinued operations	$0.15	$(0.03)	$—	$—
Net income (loss)	$(0.08)	$0.14	$0.07	$(0.44)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.23)	$0.15	$0.06	$(0.44)
Income (loss) from discontinued operations	$0.15	$(0.03)	$—	$—
Net income (loss)	$(0.08)	$0.12	$0.06	$(0.44)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Quarterly Results of Operations (Unaudited)

	Fiscal Year 2014 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$202,057	$208,449	$207,339	$215,821
Operating income (loss) (1)	(18,212)	1,585	3,623	(5,207)
Income (loss) from continuing operations	(33,630)	(11,945)	(4,744)	(14,550)
Income (loss) from discontinued operations	(1,510)	(1,151)	(1,076)	103
Net income (loss)	(35,140)	(13,096)	(5,820)	(14,447)
Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.75)	$(0.26)	$(0.11)	$(0.32)
Income (loss) from discontinued operations	$(0.03)	$(0.03)	$(0.02)	$—
Net income (loss)	$(0.78)	$(0.29)	$(0.13)	$(0.32)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.75)	$(0.26)	$(0.11)	$(0.32)
Income (loss) from discontinued operations	$(0.03)	$(0.03)	$(0.02)	$—
Net income (loss)	$(0.78)	$(0.29)	$(0.13)	$(0.32)
_______________________________________________________________________________

(1)
Operating income (loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, foreign currency exchange, restructuring charges, product mix, the timing and expense of moving product lines to lower-cost locations, the write-down of long lived assets, the net gain/loss on sales and disposals of assets and the relative mix of sales among distributors, original equipment manufacturers, and electronic manufacturing service providers.

Note 18: Condensed Consolidating Financial Statements
As discussed in Note 2, "Debt", the Company's 10.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's 100% owned domestic subsidiaries ("Guarantor Subsidiaries") and secured by a first priority lien on 51% of the capital stock of certain of the Company's foreign restricted subsidiaries ("Non-Guarantor Subsidiaries"). The Company's Guarantor Subsidiaries are not consistent with the Company's business groups or geographic operations; accordingly, this basis of presentation is not intended to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company's public debt to be exempt from reporting under the Securities Exchange Act of 1934, as amended.
Condensed consolidating financial statements for the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$33,094	$22,628	$—	$56,362
Accounts receivable, net	—	35,535	55,322	—	90,857
Intercompany receivable	321,233	403,557	195,518	(920,308)	—
Inventories, net	—	119,221	52,622	—	171,843
Prepaid expenses and other	3,191	21,134	20,164	(2,986)	41,503
Deferred income taxes	—	5,031	5,731	—	10,762
Total current assets	325,064	617,572	351,985	(923,294)	371,327
Property and equipment, net	293	100,844	148,504	—	249,641
Investments in NEC TOKIN	—	45,016	—	—	45,016
Investments in subsidiaries	401,062	423,737	30,285	(855,084)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	26,998	6,284	—	33,282
Restricted cash	—	1,775	—	—	1,775
Deferred income taxes	—	971	4,140	—	5,111
Other assets	4,088	6,049	919	—	11,056
Long-term intercompany receivable	63,788	39,151	1,088	(104,027)	—
Total assets	$794,295	$1,297,697	$543,205	$(1,882,405)	$752,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$500	$462	$—	$962
Accounts payable, trade	47	36,565	33,173	—	69,785
Intercompany payable	254,852	578,318	87,138	(920,308)	—
Accrued expenses	17,253	16,644	26,559	—	60,456
Income taxes payable	—	2,928	1,075	(2,986)	1,017
Total current liabilities	272,152	634,955	148,407	(923,294)	132,220
Long-term debt, less current portion	357,461	20,948	12,000	—	390,409
Other non-current obligations	—	2,987	54,144	—	57,131
Deferred income taxes	—	7,272	1,078	—	8,350
Long-term intercompany payable	—	63,789	40,238	(104,027)	—
Stockholders' equity	164,682	567,746	287,338	(855,084)	164,682
Total liabilities and stockholders' equity	$794,295	$1,297,697	$543,205	$(1,882,405)	$752,792

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$616	$22,200	$35,113	$—	$57,929
Accounts receivable, net	—	49,462	49,485	—	98,947
Intercompany receivable	318,582	329,211	203,018	(850,811)	—
Inventories, net	—	119,340	68,634	—	187,974
Prepaid expenses and other	3,146	15,286	21,380	(2,941)	36,871
Deferred income taxes	—	1,022	5,673	—	6,695
Current assets of discontinued operations	—	—	12,160	—	12,160
Total current assets	322,344	536,521	395,463	(853,752)	400,576
Property and equipment, net	329	104,874	187,445	—	292,648
Investment in NEC TOKIN	—	46,419	—	—	46,419
Investment in subsidiaries	402,090	424,386	30,285	(856,761)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	28,380	8,804	—	37,184
Restricted cash	—	13,512	—	—	13,512
Deferred income taxes	—	1,010	5,768	—	6,778
Other assets	5,415	3,895	820	—	10,130
Noncurrent assets of discontinued operations	—	—	836	—	836
Long-term intercompany receivable	81,746	60,663	2,801	(145,210)	—
Total assets	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,988	$—	$1,309	$—	$7,297
Accounts payable, trade	84	36,579	38,155	—	74,818
Intercompany payable	176,624	570,535	103,652	(850,811)	—
Accrued expenses	34,236	13,698	28,534	—	76,468
Income taxes payable	—	2,909	1,012	(2,941)	980
Current liabilities of discontinued operations	—	—	7,269	—	7,269
Total current liabilities	216,932	623,721	179,931	(853,752)	166,832
Long-term debt, less current portion	372,251	6,449	12,592	—	391,292
Other non-current obligations	857	3,311	51,696	—	55,864
Deferred income taxes	—	3,258	1,945	—	5,203
Noncurrent liabilities of discontinued operations	—	—	2,592	—	2,592
Long-term intercompany payable	—	81,747	63,463	(145,210)	—
Stockholders' equity	221,884	536,758	320,003	(856,761)	221,884
Total liabilities and stockholders' equity	$811,924	$1,255,244	$632,222	$(1,855,723)	$843,667

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$195	$978,705	$773,504	$(929,212)	$823,192
Operating costs and expenses:
Cost of sales	2,468	823,429	707,493	(869,707)	663,683
Selling, general and administrative expenses	41,783	70,074	46,181	(59,505)	98,533
Research and development	436	17,588	7,778	—	25,802
Restructuring charges	—	3,310	9,707	—	13,017
Net (gain) loss on sales and disposals of assets	(10)	181	(392)	—	(221)
Total operating costs and expenses	44,677	914,582	770,767	(929,212)	800,814
Operating income (loss)	(44,482)	64,123	2,737	—	22,378
Other (income) expense:
Interest income	—	—	(15)	—	(15)
Interest expense	38,632	998	1,071	—	40,701
Non-operating (income) expense, net	(40,903)	46,969	(12,248)	—	(6,182)
Equity in earnings of subsidiaries	(27,998)	—	—	27,998	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(14,213)	16,156	13,929	(27,998)	(12,126)
Income tax expense (benefit)	(70)	576	4,721	—	5,227
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(14,143)	15,580	9,208	(27,998)	(17,353)
Equity income (loss) from NEC TOKIN	—	(2,169)	—	—	(2,169)
Income (loss) from continuing operations	(14,143)	13,411	9,208	(27,998)	(19,522)
Income (loss) from discontinued operations	—	102	5,277	—	5,379
Net income (loss)	$(14,143)	$13,513	$14,485	$(27,998)	$(14,143)
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2015

Other comprehensive income (loss)	$(32,103)	$19,650	$(20,672)	$(27,998)	$(61,123)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$218	$966,369	$817,945	$(950,866)	$833,666
Operating costs and expenses:
Cost of sales	1,336	878,308	729,105	(895,824)	712,925
Selling, general and administrative expenses	41,359	61,896	47,643	(55,042)	95,856
Research and development	229	16,849	7,388	—	24,466
Restructuring charges	—	2,858	11,264	—	14,122
Write down of long-lived assets	—	1,118	3,358	—	4,476
Net (gain) loss on sales and disposals of assets	—	(625)	657	—	32
Net (gain) loss on intercompany asset transfer	—	14,564	(14,564)	—	—
Total operating costs and expenses	42,924	974,968	784,851	(950,866)	851,877
Operating income (loss)	(42,706)	(8,599)	33,094	—	(18,211)
Other (income) expense:
Interest income	(12)	(4)	(179)	—	(195)
Interest expense	40,069	1,130	(237)	—	40,962
Non-operating (income) expense, net	(40,642)	36,741	1,220	—	(2,681)
Equity in earnings of subsidiaries	26,332	—	—	(26,332)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(68,453)	(46,466)	32,290	26,332	(56,297)
Income tax expense (benefit)	—	(1,302)	2,784	—	1,482
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(68,453)	(45,164)	29,506	26,332	(57,779)
Equity income (loss) from NEC TOKIN	—	(7,090)	—	—	(7,090)
Income (loss) from continuing operations	(68,453)	(52,254)	29,506	26,332	(64,869)
Income (loss) from discontinued operations	(50)	(1,195)	(2,389)	—	(3,634)
Net income (loss)	$(68,503)	$(53,449)	$27,117	$26,332	$(68,503)
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2014

Comprehensive income (loss)	$(62,676)	$(57,309)	$35,640	$26,332	$(58,013)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$905,755	$843,938	$(925,790)	$823,903
Operating costs and expenses:
Cost of sales	2,003	823,170	754,783	(882,880)	697,076
Selling, general and administrative expenses	30,838	68,711	50,981	(42,910)	107,620
Research and development	190	20,028	6,658	—	26,876
Restructuring charges	—	7,266	11,453	—	18,719
Write down of long-lived assets	—	438	7,144	—	7,582
Goodwill impairment	—	1,092	—	—	1,092
Net (gain) loss on sales and disposals of assets	3	98	(83)	—	18
Total operating costs and expenses	33,034	920,803	830,936	(925,790)	858,983
Operating income (loss)	(33,034)	(15,048)	13,002	—	(35,080)
Other (income) expense:
Interest income	(24)	(43)	(72)	—	(139)
Interest expense	40,651	972	(292)	—	41,331
Other (income) expense, net	(27,233)	27,623	(2,685)	—	(2,295)
Equity in earnings of subsidiaries	35,754	—	—	(35,754)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(82,182)	(43,600)	16,051	35,754	(73,977)
Income tax expense (benefit)	—	636	2,645	—	3,281
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(82,182)	(44,236)	13,406	35,754	(77,258)
Equity income (loss) from NEC TOKIN	—	(1,254)	—	—	(1,254)
Income (loss) from continuing operations	(82,182)	(45,490)	13,406	35,754	(78,512)
Income (loss) from discontinued operations	—	—	(3,670)	—	(3,670)
Net income (loss)	$(82,182)	$(45,490)	$9,736	$35,754	$(82,182)
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2013

Comprehensive income (loss)	$(85,449)	$(43,519)	$6,706	$35,754	$(86,508)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$39,575	$(4,085)	$(11,088)	$—	$24,402
Investing activities:
Capital expenditures	—	(12,930)	(9,302)	—	(22,232)
Change in restricted cash	—	11,509	—	—	11,509
Proceeds from sale of assets	—	2,403	2,385	—	4,788
Proceeds from sale of discontinued operations	—	—	9,564	—	9,564
Net cash provided by (used in) investing activities	—	982	2,647	—	3,629
Financing activities:
Proceeds from revolving line of credit	—	37,340	5,000	—	42,340
Payments of revolving line of credit	—	(22,342)	(5,000)	—	(27,342)
Deferred acquisition payments	(18,527)	(1,000)	—	—	(19,527)
Payments of long-term debt	(20,417)	—	(1,316)	—	(21,733)
Proceeds from exercise of stock options	24	—	—	—	24
Purchase of treasury stock	(630)	—	—	—	(630)
Net cash provided by (used in) financing activities	(39,550)	13,998	(1,316)	—	(26,868)
Net increase (decrease) in cash and cash equivalents	25	10,895	(9,757)	—	1,163
Effect of foreign currency fluctuations on cash	(1)	(1)	(2,728)	—	(2,730)
Cash and cash equivalents at beginning of fiscal year	616	22,200	35,113	—	57,929
Cash and cash equivalents at end of fiscal year	$640	$33,094	$22,628	$—	$56,362

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$7,724	$(26,984)	$12,514	$—	$(6,746)
Investing activities:
Capital expenditures	—	(13,348)	(18,799)	—	(32,147)
Change in restricted cash	—	4,047	—	—	4,047
Proceeds from sale of assets	—	996	1,851	—	2,847
Net cash provided by (used in) investing activities	—	(8,305)	(16,948)	—	(25,253)
Financing activities:
Proceeds from revolving line of credit	—	9,000	12,000	—	21,000
Payments on revolving line of credit	—	(2,551)	—	—	(2,551)
Deferred acquisition payments	(20,977)	(1,000)	—	—	(21,977)
Payments of long-term debt	(3,583)	(16)	—	—	(3,599)
Proceeds from exercise of stock options	250	—	—	—	250
Net cash provided by (used in) financing activities	(24,310)	5,433	12,000	—	(6,877)
Net increase (decrease) in cash and cash equivalents	(16,586)	(29,856)	7,566	—	(38,876)
Effect of foreign currency fluctuations on cash	—	—	827	—	827
Cash and cash equivalents at beginning of fiscal year	17,202	52,056	26,720	—	95,978
Cash and cash equivalents at end of fiscal year	$616	$22,200	$35,113	$—	$57,929

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$(14,492)	$(43,099)	$34,764	$—	$(22,827)
Investing activities:
Capital expenditures	—	(15,841)	(30,333)	—	(46,174)
Investment in NEC TOKIN (excludes non cash investment)	—	(50,917)	—	—	(50,917)
Change in restricted cash	—	(15,284)	—	—	(15,284)
Proceeds from sale of assets	—	—	398	—	398
Net cash provided by (used in) investing activities	—	(82,042)	(29,935)	—	(111,977)
Financing activities:
Proceeds from issuance of debt	39,825	—	—	—	39,825
Deferred acquisition payments	(15,900)	(1,000)	—	—	(16,900)
Payments of long-term debt	—	(8)	(1,901)	—	(1,909)
Debt issuance costs	(275)	—	—	—	(275)
Proceeds from exercise of stock options	111	—	—	—	111
Net cash provided by (used in) financing activities	23,761	(1,008)	(1,901)	—	20,852
Net increase (decrease) in cash and cash equivalents	9,269	(126,149)	2,928	—	(113,952)
Effect of foreign currency fluctuations on cash	—	—	(591)	—	(591)
Cash and cash equivalents at beginning of fiscal year	7,933	178,205	24,383	—	210,521
Cash and cash equivalents at end of fiscal year	$17,202	$52,056	$26,720	$—	$95,978
Note 19: Subsequent Events
On April 1, 2015 KEMET purchased IntelliData, Inc., a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. As a KEMET vendor since 2000, IntelliData provides a variety of content automation and delivery tools and services. IntelliData was founded in 1999 by electronics industry executives. IntelliData's database and software products support more than 560 electronic component manufacturers delivering power and efficiency to design/selection, decision support, sales and marketing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)

Date: May 21, 2015	/s/ WILLIAM M. LOWE, JR.
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

Date: May 21, 2015	/s/ PER-OLOF LÖÖF
Per-Olof Lööf Chief Executive Officer and Director (Principal Executive Officer)

Date: May 21, 2015	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr. Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 21, 2015
Frank G. Brandenberg Chairman and Director

Date: May 21, 2015	/s/ DR. WILFRIED BACKES
Dr. Wilfried Backes Director

Date: May 21, 2015	/s/ GURMINDER S. BEDI
Gurminder S. Bedi Director

Date: May 21, 2015	/s/ JOSEPH V. BORRUSO
Joseph V. Borruso Director

Date: May 21, 2015
Jacob Kozubei Director

Date: May 21, 2015	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II Director

Date: May 21, 2015
Robert G. Paul Director