Form 10-Q
period 2015-06-30
KEMET CORP
filed 2015-08-03
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 30, 2015 was 45,776,566.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended June 30, 2015

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$31,059	$56,362
Accounts receivable, net	96,068	90,857
Inventories, net	183,484	171,843
Prepaid expenses and other	45,957	41,503
Deferred income taxes	9,382	10,762
Total current assets	365,950	371,327
Property, plant and equipment, net of accumulated depreciation of $813,954 and $804,286 as of June 30, 2015 and March 31, 2015, respectively	250,681	249,641
Goodwill	40,294	35,584
Intangible assets, net	34,859	33,282
Investment in NEC TOKIN	45,668	45,016
Restricted cash	1,846	1,775
Deferred income taxes	5,489	5,111
Other assets	5,008	11,056
Total assets	$749,795	$752,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,000	$962
Accounts payable	76,805	69,785
Accrued expenses	56,531	60,456
Income taxes payable and deferred income taxes	21	1,017
Total current liabilities	139,357	132,220
Long-term debt, less current portion	390,261	390,409
Other non-current obligations	82,290	57,131
Deferred income taxes	7,362	8,350
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at June 30, 2015 and March 31, 2015	465	465
Additional paid-in capital	453,143	461,191
Retained deficit	(282,931)	(245,881)
Accumulated other comprehensive income	(26,683)	(28,796)
Treasury stock, at cost (785 and 1,057 shares at June 30, 2015 and March 31, 2015, respectively)	(13,469)	(22,297)
Total stockholders’ equity	130,525	164,682
Total liabilities and stockholders’ equity	$749,795	$752,792

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,
	2015	2014
Net sales	$187,590	$212,881
Operating costs and expenses:
Cost of sales	147,877	179,924
Selling, general and administrative expenses	30,430	24,779
Research and development	6,274	6,589
Restructuring charges	1,824	1,830
Net (gain) loss on sales and disposals of assets	(58)	365
Total operating costs and expenses	186,347	213,487
Operating income (loss)	1,243	(606)
Non-operating (income) expense:
Interest income	(3)	(3)
Interest expense	10,013	10,456
Change in value of NEC TOKIN options	29,200	(4,100)
Other (income) expense, net	916	567
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(38,883)	(7,526)
Income tax expense (benefit)	(248)	1,282
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(38,635)	(8,808)
Equity income (loss) from NEC TOKIN	1,585	(1,675)
Income (loss) from continuing operations	(37,050)	(10,483)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0 and $918, respectively	—	6,943
Net income (loss)	$(37,050)	$(3,540)
Net income (loss) per basic and diluted share:
Net income (loss) from continuing operations	$(0.81)	$(0.23)
Net income (loss) from discontinued operations	$—	$0.15
Net income (loss)	$(0.81)	$(0.08)

Weighted-average shares outstanding:
Basic	45,552	45,274
Diluted	45,552	45,274

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2015	2014
Net income (loss)	$(37,050)	$(3,540)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	5,865	(1,100)
Defined benefit pension plans, net of tax impact	167	60
Post-retirement plan adjustments	(40)	(52)
Foreign exchange contracts	(2,947)	—
Equity interest in NEC TOKIN's other comprehensive income (loss)	(932)	491
Other comprehensive income (loss)	2,113	(601)
Total comprehensive income (loss)	$(34,937)	$(4,141)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2015	2014
Net income (loss)	$(37,050)	$(3,540)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(7,374)
Net cash provided by (used in) operating activities of discontinued operations	—	(905)
Depreciation and amortization	9,917	10,797
Equity (income) loss from NEC TOKIN	(1,585)	1,675
Amortization of debt and financing costs	220	665
Stock-based compensation expense	1,279	994
Long-term receivable write down	—	59
Change in value of NEC TOKIN options	29,200	(4,100)
Net (gain) loss on sales and disposals of assets	(58)	365
Pension and other post-retirement benefits	127	8
Change in deferred income taxes	(934)	156
Change in operating assets	(20,201)	(6,887)
Change in operating liabilities	(2,673)	(2,974)
Other	234	(1,084)
Net cash provided by (used in) operating activities	(21,524)	(12,145)
Investing activities:
Capital expenditures	(5,773)	(5,182)
Acquisitions, net of cash received	(2,892)	—
Proceeds from sale of assets	—	2,446
Change in restricted cash	—	302
Proceeds from sale of discontinued operations	—	10,125
Net cash provided by (used in) investing activities	(8,665)	7,691
Financing activities:
Proceeds from revolving line of credit	8,000	7,500
Payments on revolving line of credit	(2,500)	—
Deferred acquisition payments	—	(296)
Payments on long-term debt	(481)	(2,205)
Purchase of treasury stock	(544)	—
Proceeds from exercise of stock options	—	11
Net cash provided by (used in) financing activities	4,475	5,010
Net increase (decrease) in cash and cash equivalents	(25,714)	556
Effect of foreign currency fluctuations on cash	411	(63)
Cash and cash equivalents at beginning of fiscal period	56,362	57,929
Cash and cash equivalents at end of fiscal period	$31,059	$58,422

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2015 (the “Company’s 2015 Annual Report”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The Company’s significant accounting policies are presented in the Company’s 2015 Annual Report.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted/issued

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. The ASU is effective for the Company for interim and annual periods beginning after April 1, 2016.  Early adoption is permitted. The ASU will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated condensed balance sheets. The ASU will have no effect on the Company's results of operations or liquidity.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company's fiscal year that begins on April 1, 2018 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early adoption is permitted, but not before Company's fiscal year that begins on April 1, 2017 (the original effective date of the ASU). We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Restricted Cash

A bank guarantee in the amount of €1.5 million ($1.7 million) was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax (“VAT”) registration in The Netherlands. Accordingly, a deposit was placed with the European bank for €1.7 million ($1.8 million). While the deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit, the deposit is pledged to the European bank, and the bank can use the funds if a valid claim against the bank guarantee is made. The bank guarantee will remain valid until it is discharged by the beneficiary.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and March 31, 2015 are as follows (amounts in thousands):

	Carrying Value June 30,	Fair Value June 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2 (2)	Level 3	2015	2015	Level 1	Level 2 (2)	Level 3
Assets (Liabilities):
Money markets (1)	$738	$738	$738	$—	$—	$738	$738	$738	$—	$—
Total debt	(396,261)	(390,240)	(356,775)	(33,465)	—	(391,371)	(391,283)	(362,988)	(28,295)	—
NEC TOKIN options, net (3)	(23,500)	(23,500)	—	—	(23,500)	5,700	5,700	—	—	5,700
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)	See Note 6, Investment in NEC TOKIN, for a description of the NEC TOKIN options. The value of the options is interrelated and depends on the enterprise value of NEC TOKIN Corporation and its forecasted EBITDA over the duration of the instruments. The options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2015	$5,700
Change in value of NEC TOKIN options	(29,200)
June 30, 2015	$(23,500)

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2015	March 31, 2015
Raw materials and supplies	$90,308	$83,372
Work in process	53,657	52,759
Finished goods	56,505	53,211
	200,470	189,342
Inventory reserves	(16,986)	(17,499)
	$183,484	$171,843

Warrant

As of June 30, 2015 and March 31, 2015, 8.4 million shares were subject to the warrant (which expires June 30, 2019) held by K Equity, LLC.

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
KEMET's SFSD program provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a pre-approved case-by-case basis, to adjust their purchased inventory cost to correspond with current market demand. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative and apply only to a specific customer, part, specified special price amount, specified quantity, and are only valid for a specific period of time. To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.
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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters ended June 30, 2015 and 2014. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Discontinued Operations
The Film and Electrolytic business group ("Film and Electrolytic”) completed the sale of its machinery division in April 2014, which resulted in a gain of $7.4 million on the sale of the business (after income tax expense) offset by a loss from machinery operations of $0.4 million during the three month period ended June 30, 2014 resulting in net income from discontinued operations of $6.9 million.

Net sales and operating income (loss) from the Company’s discontinued operation for the quarters ended June 30, 2015 and 2014 were (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Net sales	$—	$104
Operating income (loss)	—	(431)

Note 3. Debt

A summary of debt is as follows (amounts in thousands):

	June 30, 2015	March 31, 2015
10.5% Senior Notes, net of premium of $2,280 and $2,461 as of June 30, 2015 and March 31, 2015, respectively	$357,280	$357,461
Revolving line of credit	38,981	33,448
Other	—	462
Total debt	396,261	391,371
Current maturities	(6,000)	(962)
Total long-term debt	$390,261	$390,409

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2015 and 2014, consists of the following (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Contractual interest expense, net (1)	$9,746	$9,752
Amortization of debt issuance costs	348	425
Amortization of debt (premium) discount	(181)	(47)
Imputed interest on acquisition-related obligations	53	287
Interest expense on capital lease	47	39
Total interest expense	$10,013	$10,456
______________________________________________________________________________
(1) Net of capitalized interest of $40 thousand and $81 thousand for the quarters ended June 30, 2015 and 2014, respectively

Revolving Line of Credit

As of June 30, 2015, the Company had the following activity and resulting balances under the revolving line of credit (amounts in millions, excluding percentages):

	As of March 31, 2015	For the three month period ended June 30, 2015		As of June 30, 2015
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date (3)
U.S. Facility	$21.5	$6.0	$2.5	$25.0	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1	12.0	—	—	12.0	3.125%	August 24, 2015
Singapore Borrowing 2	—	2.0	—	2.0	3.000%	October 13, 2015
Total Facilities	$33.5	$8.0	$2.5	$39.0
______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.50%, as defined in the Loan and Security Agreement dated September 30, 2010, as amended, by and among KEC, KEMET Electronics Marketing (S) Pte. Ltd., KEMET Foil Manufacturing, LLC (“KEMET Foil”), KEMET Blue Powder Corporation (“KEMET Blue Powder”), The Forest Electric Company and the financial institutions party thereto (the “Loan and Security Agreement”).
(2) For Singapore borrowings, London Interbank Offer Rate ("LIBOR"), plus a spread of 2.75%.
(3) The Company has the intent and ability to extend the due date on the Singapore borrowings beyond one year.
These were the only borrowings under the revolving line of credit, and as of June 30, 2015, the Company's available borrowing capacity under the Loan and Security Agreement was $7.2 million.

10.5% Senior Notes

As of June 30, 2015 and March 31, 2015, the Company had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).  The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $6.2 million and $15.5 million as of June 30, 2015 and March 31, 2015, respectively.

Note 4. Restructuring Charges

The Company is in the process of various restructuring plans to make the Company more competitive by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company.

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended June 30, 2015 and 2014, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Manufacturing relocation costs	$280	$1,684
Personnel reduction costs	1,544	146
Total restructuring charges	$1,824	$1,830

Quarter Ended June 30, 2015

The Company incurred $1.8 million in restructuring charges in the quarter ended June 30, 2015 including $1.5 million of personnel reduction costs due to the following: $0.6 million related a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.5 million for planned headcount reductions in Europe (primarily Landsberg, Germany), $0.2 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.2 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North

America and Europe. The Company also incurred $0.3 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines.

Quarter Ended June 30, 2014

The Company incurred $1.8 million in restructuring charges in the quarter ended June 30, 2014 including $1.7 million of manufacturing relocation costs primarily due to the shut-down of the Solid Capacitor production line in Evora, Portugal and $0.1 million of personnel reduction costs due to a reduction in overhead in Europe.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters ended June 30, 2015 and 2014 are as follows (amounts in thousands):

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$7,239	$—	$6,217	$—
Costs charged to expense	1,544	280	146	1,684
Costs paid or settled	(2,439)	(280)	(2,924)	(1,684)
Change in foreign exchange	212	—	(55)	—
End of period	$6,556	$—	$3,384	$—

Note 5. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) ("AOCI") for the quarters ended June 30, 2015 and 2014 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income
Balance at March 31, 2015	$(12,132)	$(20,363)	$1,159	$1,537	$1,003	$(28,796)
Other comprehensive income (loss) before reclassifications	5,865	—	—	(932)	(2,947)	1,986
Amounts reclassified out of AOCI	—	167	(40)	—	—	127
Other comprehensive income (loss)	5,865	167	(40)	(932)	(2,947)	2,113
Balance at June 30, 2015	$(6,267)	$(20,196)	$1,119	$605	$(1,944)	$(26,683)

	Foreign Currency Translation (3)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income
Balance at March 31, 2014	$23,335	$(7,386)	$1,464	$771	$—	$18,184
Other comprehensive income (loss) before reclassifications	(1,100)	—	—	491		(609)
Amounts reclassified out of AOCI	—	60	(52)	—	—	8
Other comprehensive income (loss)	(1,100)	60	(52)	491	—	(601)
Balance at June 30, 2014	22,235	$(7,326)	$1,412	$1,262	$—	$17,583

(1)
Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter ended June 30, 2015.

(2)	Ending balance is net of tax of $2.3 million and $2.2 million as of June 30, 2015 and June 30, 2014, respectively.

(3)
Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter ended June 30, 2014.

Note 6. Investment in NEC TOKIN

On March 12, 2012, KEC, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with NEC TOKIN Corporation ("NEC TOKIN"), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, to acquire 51% of the common stock of NEC TOKIN (which represented a 34% economic interest, as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of outstanding common and preferred shares of NEC TOKIN as of such date) (the "Initial Purchase") from NEC Corporation ("NEC") of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for its investment in NEC TOKIN using the equity method for a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. The Company believes that the NEC TOKIN preferred stock represents in-substance common stock of NEC TOKIN and, as a result, its method of calculating KEC’s economic basis in NEC TOKIN is the appropriate basis on which to recognize its share of the earnings or loss of NEC TOKIN.

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

The purchase price for the Put Option will be based on the greater of six times LTM EBITDA less previous payments and certain other adjustments, or the outstanding amount of NEC TOKIN’s debt obligation to NEC as of the date the Put Option is exercised. The purchase price for the Put Option is reduced by the amount of NEC TOKIN’s debt obligation to NEC which KEC will assume. The determination of the purchase price could be modified in the event there is a disagreement between NEC and KEC under the Stockholders’ Agreement.

The Company has marked these options to fair value and in the quarter ended June 30, 2015 recognized a $29.2 million loss, which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations. The line item "Other non-current obligation" on the Condensed Consolidated Balance Sheets includes $23.5 million and “Other assets” includes $5.7 million as of June 30, 2015 and March 31, 2015, respectively, related to the options. It changed to a liability position during the quarter ended June 30, 2015 due to expiration of the First and Second Call Options on April 30, 2015 without being exercised.

KEC's total investment in NEC TOKIN including the net call derivative described above on February 1, 2013, the closing date of the acquisition, was $54.5 million which includes $50 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and various other services necessary to complete the transactions). The Company has made an allocation of the aggregate purchase price, which was based upon estimates that the Company believes are reasonable.

Summarized financial information for NEC TOKIN follows (amounts in thousands):

	June 30, 2015	March 31, 2015
Current assets	$225,284	$223,495
Non-current assets	266,048	273,785
Current liabilities	141,405	143,523
Non-current liabilities	289,731	296,873

	Quarters Ended June 30,
	2015	2014
Sales	$114,734	$122,408
Gross profit	24,668	26,678
Net income (loss)	5,255	(3,154)

A reconciliation between NEC TOKIN's net income (loss) and KEMET's equity investment income (loss) follows (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
NEC TOKIN net income (loss)	$5,255	$(3,154)
KEMET's economic interest %	34%	34%
Equity income (loss) from NEC TOKIN before adjustments	1,787	(1,072)

Adjustments:
Amortization and depreciation	(136)	(603)
Inventory valuation	(66)	—
Equity income (loss) from NEC TOKIN	$1,585	$(1,675)

A reconciliation between NEC TOKIN's net assets and KEMET's investment in NEC TOKIN balance follows (amounts in thousands):

	June 30, 2015	March 31, 2015
Investment in NEC TOKIN	$45,668	$45,016
Purchase price accounting basis adjustment:
Property, plant and equipment	3,293	3,334
Technology	(10,317)	(10,889)
Long-term debt	(2,440)	(2,707)
Goodwill	(6,932)	(7,082)
Indemnity asset for legal investigation	(8,500)	(8,500)
Inventory profit elimination	274	208
Other	(579)	(39)
KEMET's 34% economic interest of NEC TOKIN's net assets	$20,467	$19,341

The above basis differences (except Goodwill) are being amortized over the respective estimated life of the assets. As of June 30, 2015, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance due from NEC TOKIN.  For the quarters ended June 30, 2015 and 2014, KEMET recorded sales of $4.9 million and $1.9 million, respectively, to NEC TOKIN and NEC TOKIN recorded sales of $1.5 million and $0.5 million, respectively, to KEMET. As of June 30, 2015 and March 31, 2015, KEMET's accounts receivable from NEC TOKIN were $3.1 million and $3.3 million, respectively. KEMET's accounts payable to NEC TOKIN were $0.5 million and $0.8 million as of June 30, 2015 and March 31, 2015, respectively. In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement with NEC TOKIN to provide services for which KEC would be reimbursed.  As of June 30, 2015 and March 31, 2015, KEC’s receivable balance under this agreement was $0.6 million.

Beginning in March 2014, NEC TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry.  The investigations are continuing at various stages. In addition, beginning in July 2014, NEC TOKIN and its subsidiary, NEC TOKIN America, Inc., have been named, along with more than 20 other capacitor manufacturers and subsidiaries, as defendants in purported antitrust class action suits by direct and indirect purchasers in the United States and Canada. As of March 31, 2015, NEC TOKIN has recorded an accrual for approximately $30.0 million based on its estimation of losses likely to result from certain of the investigations and civil litigation. Pursuant to the Stock Purchase Agreement, NEC is required to indemnify NEC TOKIN and/or KEC for any breaches by NEC TOKIN or NEC of certain representations, warranties and covenants in the Stock Purchase Agreement.  NEC’s aggregate liability for indemnification claims is limited to $25.0 million. Accordingly, KEMET, under equity method accounting, has established an indemnity asset in the amount of $8.5 million (based upon our 34% economic interest in NEC TOKIN). However, pursuant to the Stock Purchase Agreement, claims arising out of fraud or criminal conduct are not limited by the $25.0 million indemnification cap, and for such claims the claimant retains all remedies available in equity or at law.  As of June 30, 2015, NEC TOKIN could not estimate the total losses which may result from the ongoing investigations and civil litigation because NEC TOKIN does not have sufficient information to be able to estimate the amount of all such losses.  During the quarter ended June 30, 2015, NEC TOKIN has not changed the estimated accrual.

Note 7. Acquisitions

IntelliData

On April 1, 2015, KEMET purchased 100% of the stock of IntelliData, Inc. "IntelliData", a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. IntelliData has been a key vendor of KEMET for over 15 years and has provided critical software and support to allow the Company's sales team and customers to use real-time part number search and competitor cross references based on complex capacitor-specific specifications. The primary reason for the purchase of IntelliData was to gain more control over the direction of future iterations of the software and its functionality and to protect this critical link in the sales process from any potential unfavorable changes in IntelliData's business model in the future. The purchase price was $6.0 million plus an additional $0.1 million per a post-acquisition amendment for a total purchase price of $6.1 million, as amended. KEMET paid

$3.0 million at closing, $0.1 million on June 3, 2015, and will pay the balance of $3.0 million on January 4, 2016 per the amended agreement. The Company preliminarily recorded goodwill of $4.7 million and amortizable intangibles of $1.8 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price, which resulted in the goodwill, include the knowledge and expertise of the trained workforce as well as various trademarks. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements.

The following table presents the preliminary allocations of the aggregate purchase price based on the estimated fair values of the assets and liabilities (amounts in thousands):

Fair Value
Cash	$233
Accounts Receivable	10
Other current assets	6
Property, Plant and equipment	3
Goodwill	4,710
Intangible assets	1,820
Current liabilities	(9)
Deferred income taxes	(648)
Total net assets acquired	$6,125

The allocation of the purchase price is preliminary as the Company is still evaluating the intangible assets and tax attributes of the transaction.

Note 8. Goodwill and Intangible Assets

The following table highlights the Company's intangible assets (amounts in thousands):

	June 30, 2015		March 31, 2015
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,207	$—	$7,207	$—
Amortizing Intangibles:
Purchased technology, customer relationships and patents (3 - 18 years)	42,867	15,215	40,489	14,414
	$50,074	$15,215	$47,696	$14,414

The changes in the carrying amount of goodwill for the quarters ended June 30, 2015 and March 31, 2015 are as follows (amounts in thousands):

	Balance at June 30, 2015		Balance at March 31, 2015
	Solid Capacitors	Film and Electrolytic	Solid Capacitors	Film and Electrolytic
Gross balance at beginning of fiscal year
Goodwill	$35,584	$1,092	$35,584	$1,092
Accumulated impairment losses	—	(1,092)	—	(1,092)
Net balance at the end of the year	$35,584	$—	$35,584	$—

Goodwill acquired during the year	$3,507	$1,203	$—	$—
Impairment charges	$—	$—	$—	$—

Balance at the end of the year
Goodwill	$39,091	$2,295	$35,584	$1,092
Accumulated impairment losses	—	(1,092)	—	(1,092)
Ending balance, net	$39,091	$1,203	$35,584	$—

The Company's goodwill balances as of June 30, 2015 and March 31, 2015 were $40.3 million and $35.6 million, respectively. The most recent annual goodwill impairment test was performed for all reporting units as of January 1, 2015. The Company also performs Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate that a reporting unit's carrying value may be less than its fair value. The Company completed an interim impairment test on goodwill and indefinite-lived intangible assets as of June 30, 2015, due to an indicator of possible impairment related to a significant decline in our stock price. Consistent with the policy described in the 2015 10-K, the Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the reporting unit. The Company also evaluated the indefinite-lived intangible assets, including trademarks with a carrying value of $7.2 million, associated with the reporting unit for impairment as of June 30, 2015. The Company concluded that goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step one of the impairment test as the ratios of fair value of the assets to carrying value were 1.9:1 and 13.1:1 for goodwill and trademarks, respectively. A one percent increase or decrease in the discount rate used in the goodwill valuation would have resulted in changes in the fair value of $(13.2) million and $16.7 million, respectively, and a one percent increase or decrease in the discount rate used in the indefinite-lived assets valuation would have resulted in changes in the fair value of $(10.0) million and $12.6 million, respectively. Neither would have resulted in an impairment charge.

Note 9. Segment and Geographic Information

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

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters ended June 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Net sales:
Solid Capacitors	$139,677	$159,790
Film and Electrolytic	47,913	53,091
	$187,590	$212,881
Operating income (loss) (1):
Solid Capacitors	$30,033	$29,734
Film and Electrolytic	712	(6,047)
Corporate	(29,502)	(24,293)
	$1,243	$(606)
Depreciation and amortization expense:
Solid Capacitors	$5,756	$5,478
Film and Electrolytic	2,942	3,817
Corporate	1,219	1,502
	$9,917	$10,797

__________________

(1)    Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Restructuring charges:
Solid Capacitors	$232	$1,230
Film and Electrolytic	1,286	489
Corporate	306	111
	$1,824	$1,830
___________________

	Quarters Ended June 30,
	2015	2014
Sales by region:
North and South America (“Americas”)	$56,034	$65,982
Europe, Middle East, Africa (“EMEA”)	61,557	77,205
Asia and Pacific Rim (“APAC”)	69,999	69,694
	$187,590	$212,881

The following table reflects each business group’s total assets as of June 30, 2015 and March 31, 2015 (amounts in thousands):

	June 30, 2015	March 31, 2015
Total assets:
Solid Capacitors	$444,798	$469,823
Film and Electrolytic	246,210	218,858
Corporate	58,787	64,111
	$749,795	$752,792

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2015 and 2014 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended June 30,		Quarters Ended June 30,
	2015	2014	2015	2014
Net service cost	$717	$338	$—	$—
Interest cost	338	478	6	6
Expected return on net assets	(105)	(124)	—	—
Amortization:
Actuarial (gain) loss	197	74	(40)	(52)
Prior service cost	15	4	—	—
Total net periodic benefit (income) costs	$1,162	$770	$(34)	$(46)

In fiscal year 2016, the Company expects to contribute up to $1.5 million to the pension plans, $0.3 million of which has been contributed as of June 30, 2015.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 11. Stock-based Compensation

The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. At June 30, 2015, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (as amended by the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan) (the “2011 Incentive Plan”).  Upon adoption and approval of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company's prior plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of: (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to four years and expire ten years from the grant date. The Company grants restricted stock units to members of the Board of Directors, the Chief Executive Officer and key management. Once vested and settled, restricted stock units are converted into restricted stock. For members of the Board of Directors and senior personnel, such restricted stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.

Historically, the Board of Directors of the Company has approved annual Long Term Incentive Plans (“LTIP”) which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA target for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted stock units, or a combination of both as determined by the Company’s Board of Directors. The 2013/2014 LTIP, 2014/2015 LTIP, 2015/2016 LTIP, and 2016/2017 LTIP also awarded restricted stock units which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and any restricted stock unit commitment is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

On June 29, 2015, the Company granted 250,000 shares of restricted stock units ("RSUs") to the Chief Executive Officer. The restricted stock units had a grant date fair value of $2.92 and vest as follows: 35,000 RSUs on March 31, 2017, 40,000 RSUs on March 31, 2018, and the balance of 175,000 RSUs on March 31, 2019.

Restricted stock activity for the three month periods ended June 30, 2015 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2015	1,000	$4.57
Granted	250	2.92
Vested	(42)	4.38
Forfeited	—	—
Non-vested restricted stock at June 30, 2015	1,208	4.24

The compensation expense associated with stock-based compensation for the quarters ended June 30, 2015 and 2014 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended June 30, 2015			Quarter Ended June 30, 2014
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$34	$151	$228	$108	$21	$217
Selling, general and administrative expenses	42	343	458	115	178	289
Research and development	1	5	17	5	—	61
Total	$77	$499	$703	$228	$199	$567

  In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters ended June 30, 2015, and 2014. No stock options were exercised in the three month period ended June 30, 2015 and approximately three thousand stock options were exercised in the three month period ended June 30, 2014.

Note 12. Income Taxes

During the quarter ended June 30, 2015, the Company recognized $0.2 million of income tax benefit from continuing operations which is comprised of a $0.6 million federal income tax benefit from the acquisition of IntelliData, $0.3 million income tax expense related to foreign operations and $0.1 million of state income tax expense.

During the quarter ended June 30, 2014, the Company incurred $1.3 million of income tax expense related to income taxes from continuing foreign operations. In addition, the Company incurred $0.9 million of income tax expense related to the gain on sale of discontinued operations.

There is no U.S. federal income tax benefit from net operating losses for the quarters ended June 30, 2015 and 2014 due to a valuation allowance recorded on deferred tax assets.

Note 13. Basic and Diluted Net Income (Loss) Per Common Share

The following table presents basic EPS and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended June 30,
	2015	2014
Numerator:
Income (loss) from continuing operations	$(37,050)	$(10,483)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0 and $918, respectively	—	6,943
Net income (loss)	$(37,050)	$(3,540)
Denominator:
Weighted-average shares outstanding:
Basic	45,552	45,274
Assumed conversion of employee stock grants	—	—
Assumed conversion of warrants	—	—
Diluted	45,552	45,274
Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.81)	$(0.23)
Income (loss) from discontinued operations	$—	$0.15
Net income (loss)	$(0.81)	$(0.08)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.81)	$(0.23)
Income (loss) from discontinued operations	$—	$0.15
Net income (loss)	$(0.81)	$(0.08)

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Assumed conversion of employee stock grants	2,303	1,568
Assumed conversion of warrants	6,015	6,824

Note 14: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
The balance sheet classifications and fair value of derivative instruments as of June 30, 2015 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value (1)	Balance Sheet Caption	Fair Value (1)
Foreign exchange contracts	Prepaid and other assets	$—	Accrued expenses	$1,944
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
Unrealized gains and losses associated with the change in value of these financial instruments are recorded in Accumulated other comprehensive income (loss) ("AOCI"). The pre-tax impact on AOCI related to the change in value of these financial instruments is as follows (amounts in thousands):

Three Month Period Ended June 30, 2015
Beginning of fiscal year	$1,003
Current fiscal year unrealized gain (loss) related to the change in value of the financial instruments	(2,947)
Plus unrealized gain (loss) in AOCI that were recognized in the current fiscal year	—
Net change in AOCI related to financial instruments	(2,947)
Balance at June 30, 2015	$(1,944)
Changes in the derivatives' fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the income statement. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations as Net sales for foreign exchange contracts to sell euros, and as Cost of sales for foreign exchange contracts to purchase Mexican pesos and Japanese yen. Any ineffectiveness, if material, in the Company's hedging relationships is recognized immediately as a loss, within the same income statement accounts as described above; to date, there has been no ineffectiveness. Changes in derivative balances impact the line items "Prepaid and other assets" and "Accrued Expenses" on the Consolidated Balance Sheets and Statements of Cash Flows.
The impact on the Consolidated Statement of Operations for the three month period ended June 30, 2015 is as follows (amounts in thousands):

Impact of Foreign Exchange Contracts on Condensed Consolidated Statement of Operations
Statement Caption	Amount
Net Sales	$(350)
Operating costs and expenses:
Cost of sales	$(154)
Total operating costs and expenses	$(154)
Operating income (loss)	$(504)

Hedging Foreign Currencies
Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $34.3 million in peso contracts (notional value) outstanding at June 30, 2015.
Certain expenditures at the Company's Mexican facilities are paid in Japanese yen. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than six months, to buy Japanese yen for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $9.1 million in yen contracts (notional value) outstanding at June 30, 2015.
Certain sales are made in euros. In order to hedge a portion of these forecasted cash flows, management purchases foreign exchange contracts, with terms generally less than six months, to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated hedges at inception and monitored for effectiveness on a routine basis. There were $7.1 million in euro contracts (notional value) outstanding at June 30, 2015.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Note 15. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters ended June 30, 2015 and 2014.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of June 30, 2015 and March 31, 2015.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 43% and 47% of the Company’s net sales in the three month periods ended June 30, 2015 and 2014, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand or adjust their inventory stocking levels.

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

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
June 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$12,756	$17,663	$—	$31,059
Accounts receivable, net	—	37,048	59,020	—	96,068
Intercompany receivable	318,372	425,919	193,602	(937,893)	—
Inventories, net	—	125,324	58,160	—	183,484
Prepaid expenses and other	3,120	22,057	23,751	(2,971)	45,957
Deferred income taxes	—	3,789	5,593	—	9,382
Total current assets	322,132	626,893	357,789	(940,864)	365,950
Property and equipment, net	282	100,061	150,338	—	250,681
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	28,471	6,388	—	34,859
Investment in NEC TOKIN	—	45,668	—	—	45,668
Investments in subsidiaries	373,841	429,862	30,285	(833,988)	—
Restricted cash	—	1,846	—	—	1,846
Deferred income taxes	—	950	4,539	—	5,489
Other assets	3,757	333	918	—	5,008
Long-term intercompany receivable	66,338	40,715	1,088	(108,141)	—
Total assets	$766,350	$1,315,093	$551,345	$(1,882,993)	$749,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,000	$2,000	$—	$6,000
Accounts payable	14	37,950	38,841	—	76,805
Intercompany payable	270,404	584,665	82,824	(937,893)	—
Accrued expenses	8,127	19,744	28,660	—	56,531
Income taxes payable and deferred income taxes	—	2,971	21	(2,971)	21
Total current liabilities	278,545	649,330	152,346	(940,864)	139,357
Long-term debt, less current portion	357,280	20,981	12,000	—	390,261
Other non-current obligations	—	26,476	55,814	—	82,290
Deferred income taxes	—	6,031	1,331	—	7,362
Long-term intercompany payable	—	66,338	41,803	(108,141)	—
Stockholders’ equity	130,525	545,937	288,051	(833,988)	130,525
Total liabilities and stockholders’ equity	$766,350	$1,315,093	$551,345	$(1,882,993)	$749,795

Condensed Consolidating Balance Sheet (1)
March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$33,094	$22,628	$—	$56,362
Accounts receivable, net	—	35,535	55,322	—	90,857
Intercompany receivable	321,233	403,557	195,518	(920,308)	—
Inventories, net	—	119,221	52,622	—	171,843
Prepaid expenses and other	3,191	21,134	20,164	(2,986)	41,503
Deferred income taxes	—	5,031	5,731	—	10,762
Total current assets	325,064	617,572	351,985	(923,294)	371,327
Property and equipment, net	293	100,844	148,504	—	249,641
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	26,998	6,284	—	33,282
Investment in NEC TOKIN	—	45,016	—	—	45,016
Investments in subsidiaries	401,062	423,737	30,285	(855,084)	—
Restricted cash	—	1,775	—	—	1,775
Deferred income taxes	—	971	4,140	—	5,111
Other assets	4,088	6,049	919	—	11,056
Long-term intercompany receivable	63,788	39,151	1,088	(104,027)	—
Total assets	$794,295	$1,297,697	$543,205	$(1,882,405)	$752,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$500	$462	$—	$962
Accounts payable	47	36,565	33,173	—	69,785
Intercompany payable	254,852	578,318	87,138	(920,308)	—
Accrued expenses	17,253	16,644	26,559	—	60,456
Income taxes payable and deferred income taxes	—	2,928	1,075	(2,986)	1,017
Total current liabilities	272,152	634,955	148,407	(923,294)	132,220
Long-term debt, less current portion	357,461	20,948	12,000	—	390,409
Other non-current obligations	—	2,987	54,144	—	57,131
Deferred income taxes	—	7,272	1,078	—	8,350
Long-term intercompany payable	—	63,789	40,238	(104,027)	—
Stockholders’ equity	164,682	567,746	287,338	(855,084)	164,682
Total liabilities and stockholders’ equity	$794,295	$1,297,697	$543,205	$(1,882,405)	$752,792

(1) Derived from audited financial statements.

Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$221,770	$181,600	$(215,780)	$187,590
Operating costs and expenses:
Cost of sales	178	181,514	166,230	(200,045)	147,877
Selling, general and administrative expenses	9,816	23,479	12,870	(15,735)	30,430
Research and development	(119)	4,384	2,009	—	6,274
Restructuring charges	—	515	1,309	—	1,824
Net (gain) loss on sales and disposals of assets	—	(353)	295	—	(58)
Total operating costs and expenses	9,875	209,539	182,713	(215,780)	186,347
Operating income (loss)	(9,875)	12,231	(1,113)	—	1,243
Non-operating (income) expense:
Interest income	—	—	(3)	—	(3)
Interest expense	9,469	332	212	—	10,013
Change in value of NEC TOKIN options	—	29,200	—	—	29,200
Other (income) expense, net	(9,087)	7,802	2,201	—	916
Equity in earnings of subsidiaries	26,793	—	—	(26,793)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(37,050)	(25,103)	(3,523)	26,793	(38,883)
Income tax expense (benefit)	—	(487)	239	—	(248)
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(37,050)	(24,616)	(3,762)	26,793	(38,635)
Equity income (loss) from NEC TOKIN	—	1,585	—	—	1,585
Income (loss) from continuing operations	(37,050)	(23,031)	(3,762)	26,793	(37,050)
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$(37,050)	$(23,031)	$(3,762)	$26,793	$(37,050)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended June 30, 2015
(Unaudited)

Comprehensive income (loss)	$(34,501)	$(27,935)	$706	$26,793	$(34,937)

Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$54	$255,576	$201,219	$(243,968)	$212,881
Operating costs and expenses:
Cost of sales	464	222,672	184,907	(228,119)	179,924
Selling, general and administrative expenses	11,089	17,153	12,386	(15,849)	24,779
Research and development	66	4,349	2,174	—	6,589
Restructuring charges	—	371	1,459	—	1,830
Net (gain) loss on sales and disposals of assets	—	188	177	—	365
Total operating costs and expenses	11,619	244,733	201,103	(243,968)	213,487
Operating income (loss)	(11,565)	10,843	116	—	(606)
Non-operating (income) expense:
Interest income	—	—	(3)	—	(3)
Interest expense	9,799	400	257	—	10,456
Change in value of NEC TOKIN options	—	(4,100)	—	—	(4,100)
Other (income) expense, net	(10,827)	11,544	(150)	—	567
Equity in earnings of subsidiaries	(6,997)	—	—	6,997	—
Income (loss) from continuing operations before income taxes	(3,540)	2,999	12	(6,997)	(7,526)
Income tax expense	—	23	1,259	—	1,282
Income (loss) from continuing operations before equity loss from NEC TOKIN	(3,540)	2,976	(1,247)	(6,997)	(8,808)
Equity income (loss) from NEC TOKIN	—	(1,675)	—	—	(1,675)
Income (loss) from continuing operations	(3,540)	1,301	(1,247)	(6,997)	(10,483)
Income (loss) from discontinued operations	—	(488)	7,431	—	6,943
Net income (loss)	$(3,540)	$813	$6,184	$(6,997)	$(3,540)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended June 30, 2014
(Unaudited)

Comprehensive income (loss)	$(4,310)	$1,419	$5,747	$(6,997)	$(4,141)

Condensed
Consolidating Statement of Cash Flows
For the Quarter Ended June 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$544	$(17,034)	$(5,034)	$—	$(21,524)
Investing activities:
Capital expenditures	—	(3,912)	(1,861)	—	(5,773)
Acquisitions, net of cash received	—	(2,892)	—	—	(2,892)
Net cash used in investing activities	—	(6,804)	(1,861)	—	(8,665)
Financing activities:
Proceeds from revolving line credit	—	6,000	2,000	—	8,000
Payments of revolving line credit	—	(2,500)	—	—	(2,500)
Payments of long-term debt	—	—	(481)	—	(481)
Purchase of treasury stock	(544)	—	—	—	(544)
Net cash provided by (used in) financing activities	(544)	3,500	1,519	—	4,475
Net increase (decrease) in cash and cash equivalents	—	(20,338)	(5,376)	—	(25,714)
Effect of foreign currency fluctuations on cash	—	—	411	—	411
Cash and cash equivalents at beginning of fiscal period	640	33,094	22,628	—	56,362
Cash and cash equivalents at end of fiscal period	$640	$12,756	$17,663	$—	$31,059

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended June 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$890	$(3,955)	$(9,080)	$—	$(12,145)
Investing activities:
Capital expenditures	—	(115)	(5,067)	—	(5,182)
Change in restricted cash	—	302	—	—	302
Proceeds from sale of assets	—	1,513	933	—	2,446
Proceeds from sale of discontinued operations	—	—	10,125	—	10,125
Net cash used in investing activities	—	1,700	5,991	—	7,691
Financing activities:
Proceeds from revolving line credit	—	7,500	—	—	7,500
Deferred acquisition payments	—	(296)	—	—	(296)
Payments of long-term debt	(890)	—	(1,315)	—	(2,205)
Proceeds from exercise of stock options	11	—	—	—	11
Net cash provided by (used in) financing activities	(879)	7,204	(1,315)	—	5,010
Net increase (decrease) in cash and cash equivalents	11	4,949	(4,404)	—	556
Effect of foreign currency fluctuations on cash	—	—	(63)	—	(63)
Cash and cash equivalents at beginning of fiscal period	616	22,200	35,113	—	57,929
Cash and cash equivalents at end of fiscal period	$627	$27,149	$30,646	$—	$58,422

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” or other similar expressions and future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A Risk Factors, of the Company’s 2015 Annual Report. The statements are representative only as of the date they are made, and we undertook no obligation to update any forward-looking statement.

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

Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in our 2015 Annual Report. Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2015 Annual Report.

The Company's goodwill balances as of June 30, 2015 and March 31, 2015 were $40.3 million and $35.6 million, respectively. The most recent annual goodwill impairment test was performed for all reporting units as of January 1, 2015. The Company also performs Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate that a reporting unit's carrying value may be less than its fair value. The Company completed an interim impairment test on goodwill and indefinite-lived intangible assets as of June 30, 2015, due to an indicator of possible impairment related to a significant decline in our stock price. Consistent with the policy described in the 2015 10-K, the Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the reporting unit. The Company also evaluated the indefinite-lived intangible assets, including trademarks with a carrying value of $7.2 million, associated with the reporting unit for impairment as of June 30, 2015. The Company concluded that goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step one of the impairment test as the ratios of fair value of the assets to carrying value were 1.9:1 and 13.1:1 for goodwill and trademarks, respectively. A one percent increase or decrease in the discount rate used in the goodwill valuation would have resulted in changes in the fair value of $(13.2) million and $16.7 million, respectively, and a one percent increase or decrease in the discount rate used in the indefinite-lived assets valuation would have resulted in changes in the fair value of $(10.0) million and $12.6 million, respectively. Neither would have resulted in an impairment charge.

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

Manufacturing a broad line of tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors, KEMET's product line consists of nearly 5 million distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, operating temperature, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of their needs independent of application and end use.

KEMET operates 21 production facilities in Europe, North America, and Asia, and employs approximately 9,300 employees worldwide. Commodity manufacturing has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the three month period ended June 30, 2015.  During the three month period ended June 30, 2015 we introduced 925 new products of which 177 were first to market. In addition, we continue to focus on specialty products which accounted for 41.4% of our revenue over this period.

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

Recent Developments and Trends

Net sales for the quarter ended June 30, 2015 of $187.6 million decreased $6.1 million or 3.2% from $193.7 million for the quarter ended March 31, 2015.  Operating income of $1.2 million increased $0.3 million from operating income of $0.9 million in the quarter ended March 31, 2015.

The following items have been reflected in the financial statements for the quarter ended June 30, 2015:

Acquisition
On April 1, 2015 KEMET purchased IntelliData, Inc. ("IntelliData"), a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. As a KEMET vendor since 2000, IntelliData provides a variety of content automation and delivery tools and services. IntelliData was founded in 1999 by electronics industry executives. IntelliData's database and software products support more than 560 electronic component manufacturers, delivering power and efficiency to design/selection, decision support, sales and marketing. The purchase price was $6.0 million plus an additional $0.1 million per a post-acquisition amendment. The Company preliminarily recorded goodwill of $4.7 million and amortizable intangibles of $1.8 million.

Equity Investment

KEC's First and Second Call Options (as defined in Note 6, "Investment in NEC TOKIN") to purchase additional capital stock of NEC TOKIN expired on April 30, 2015 without being exercised. From April 1, 2015 through May 31, 2018, NEC Corporation of Japan may exercise its Put Option, provided that KEC's payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement. The Company has marked these options to fair value and in the quarter ended June 30, 2015 recorded a $29.2 million loss, which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations. The line item "Other non-current obligation" on the Condensed Consolidated Balance Sheets includes $23.5 million as of June 30, 2015 related to the option.

Restructuring

KEMET is in the process of various restructuring plans to make the Company more competitive by removing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company. We incurred $1.8 million in restructuring charges in the three month period ended June 30, 2015 including $1.5 million of personnel reduction costs and $0.3 million of manufacturing relocation costs.

 Outlook

For the second quarter of fiscal year 2016, we expect net sales to be within the $185 million to $190 million range and gross margin as a percentage of net sales to reflect an improvement of approximately 100 basis points.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended June 30, 2015 with the quarter ended June 30, 2014

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended June 30,
	2015	% to Total Sales	2014	% to Total Sales
Net sales	$187,590		$212,881
Gross margin	39,713	21.2%	32,957	15.5%
Selling, general and administrative expenses	30,430	16.2%	24,779	11.6%
Research and development	6,274	3.3%	6,589	3.1%
Restructuring charges	1,824	1.0%	1,830	0.9%
Net (gain) loss on sales and disposals of assets	(58)	0.0%	365	0.2%
Operating income (loss)	1,243	0.7%	(606)	(0.3)%

Interest income	(3)	—%	(3)	—%
Interest expense	10,013	5.3%	10,456	4.9%
Change in value of NEC TOKIN options	29,200	15.6%	(4,100)	(1.9)%
Other (income) expense, net	916	0.5%	567	0.3%
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(38,883)	(20.7)%	(7,526)	(3.5)%
Income tax expense (benefit)	(248)	(0.1)%	1,282	0.6%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(38,635)	(20.6)%	(8,808)	(4.1)%
Equity income (loss) from NEC TOKIN	1,585	0.8%	(1,675)	(0.8)%
Income (loss) from continuing operations	(37,050)	(19.8)%	(10,483)	(4.9)%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0 and $918, respectively	—	—%	6,943	3.3%
Net income (loss)	$(37,050)	(19.8)%	$(3,540)	(1.7)%

Net Sales

Net sales for the quarter ended June 30, 2015 of $187.6 million decreased $25.3 million or 11.9% from $212.9 million for the quarter ended June 30, 2014. Solid Capacitors and Film and Electrolytic decreased $20.1 million and $5.2 million, respectively. The decrease in net sales for Solid Capacitors primarily related to a decrease in certain Tantalum products unit sales volumes in the Americas and EMEA distributor channels, in addition, net sales were unfavorably impacted by $4.8 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. For Film and Electrolytic, the decrease in net sales was unfavorably impacted by $7.5 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014.

The following table reflects the percentage of net sales by region for the quarters ended June 30, 2015 and 2014:

	Quarters Ended June 30,
	2015	2014
Americas	30%	31%
EMEA	33%	36%
APAC	37%	33%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended June 30, 2015 and 2014:

	Quarters Ended June 30,
	2015	2014
Distributors	43%	47%
EMS	21%	16%
OEM	36%	37%
	100%	100%

Gross Margin

Gross margin for the quarter ended June 30, 2015 of $39.7 million (21.2% of net sales) increased $6.8 million or 20.5% from $33.0 million (15.5% of net sales) for the quarter ended June 30, 2014.  The primary contributor to the increase in gross margin as a percentage of net sales was an improvement in the gross margin for Film and Electrolytic driven by the headcount reductions and manufacturing relocations previously completed within the European operations as part of our restructuring plan and cost reduction activity across all plants. Gross margin for Solid Capacitors was flat despite the decrease in net sales. The improvement in gross margin as a percentage of net sales for Solid Capacitors is due to vertical integration and manufacturing process improvements.

Selling, general and administrative expenses ("SG&A")

SG&A expenses of $30.4 million (16.2% of net sales) for the quarter ended June 30, 2015 increased $5.7 million or 22.8% from $24.8 million (11.6% of net sales) for the quarter ended June 30, 2014. The increase is attributable primarily to the following items: a $3.5 million increase in ERP integration and information technology transition costs; a $1.1 million increase in legal fees; a $1.0 million increase in payroll and related fringe benefit expenses; a $0.9 million increase in professional fees, consulting, and contractor expenses; and a $0.6 million increase in non-income-related taxes. Partially offsetting these increases was a $0.4 million decrease in software expense, a $0.4 million decrease in office and equipment rental expense, a $0.3 million decrease in depreciation expense, and a $0.2 million decrease in conferences and seminars.

Research and development ("R&D")

R&D expenses of $6.3 million (3.3% of net sales) for the quarter ended June 30, 2015 decreased $0.3 million or 4.8% compared to $6.6 million (3.1% of net sales) for the quarter ended June 30, 2014 primarily as a result of favorable foreign exchange rates.

Restructuring charges

Restructuring charges of $1.8 million for the quarter ended June 30, 2015 were consistent with the the quarter ended June 30, 2014 of $1.8 million.

The Company incurred $1.8 million in restructuring charges in the quarter ended June 30, 2015 including $1.5 million of personnel reduction costs due to the following: $0.6 million in a headcount reduction Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.5 million for planned headcount reductions in Europe (primarily Landsberg, Germany), $0.2 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.2 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe including the outsourcing of its information technology function. The Company also incurred $0.3 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines.

The Company incurred $1.8 million in restructuring charges in the quarter ended June 30, 2014 including $1.7 million of manufacturing relocation costs primarily due to the shut-down of the Tantalum production line in Evora, Portugal and $0.1 million of personnel reduction costs due to a reduction in overhead in Europe.

Operating income (loss)

Operating income of $1.2 million for the quarter ended June 30, 2015 improved $1.8 million from an operating loss of $0.6 million for the quarter ended June 30, 2014.  The improvement was primarily attributable to a $6.8 million increase in gross margin, a $0.4 improvement in the gain (loss) on sales and disposals of assets and a $0.3 million decrease in R&D expenses. These improvements were partially offset by a $5.7 million increase in SG&A expenses.

Non-operating (income) expense, net

Non-operating (income) expense, net was a net expense of $40.1 million for the quarter ended June 30, 2015 compared to a net expense of $6.9 million for the quarter ended June 30, 2014. The change is primarily attributable to a $29.2 million decrease in the value of the NEC TOKIN options during the quarter ended June 30, 2015 compared to a $4.1 million increase in the value of the NEC TOKIN options during the quarter ended June 30, 2014. The decrease in the value of the NEC TOKIN options during the quarter ended June 30, 2015 is driven by the expiration of KEC's First and Second Call Options (as defined in Note 6, "Investment in NEC TOKIN") without being exercised. During the quarter ended June 30, 2015, we also recognized a $1.0 million foreign currency exchange loss compared to a $0.5 million foreign currency exchange loss for the quarter ended June 30, 2014, which was primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.  Partially offsetting these unfavorable items was a $0.4 million decrease of net interest expense during the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015 primarily due to a decrease in amortization of debt discounts and issuance costs.

Income taxes

Income tax benefit from continuing operations of $0.2 million for the quarter ended June 30, 2015 decreased $1.5 million compared to income tax expense from continuing operations of $1.3 million for the quarter ended June 30, 2014.  During the quarter ended June 30, 2015, the income tax expense from continuing operations was comprised of a $0.6 million federal income tax benefit from the acquisition of IntelliData, a $0.3 million income tax expense from foreign operations and $0.1 million of state income tax expense.  During the quarter ended June 30, 2014, the Company incurred $1.3 million of income tax expense related to income taxes from continuing foreign operations.

There is no U.S. federal income tax benefit from net operating losses for the quarters ended June 30, 2015 and 2014 due to a valuation allowance recorded on deferred tax assets.

Equity income (loss) from NEC TOKIN

Equity income related to our 34% economic interest in NEC TOKIN of $1.6 million for the quarter ended June 30, 2015 improved $3.3 million compared to an equity loss of $1.7 million for the quarter ended June 30, 2014. The improvement is due primarily to: $1.2 million favorable change in the foreign exchange, a $0.8 million gain due to a lawsuit settlement, a $0.7 million improvement in gross margin, a $0.5 million decrease in step up basis adjustments, and a $0.6 million decrease in other expenses (professional fees, bonus allowance and R&D expense). The improvement in gross margin was primarily driven by sales mix improvement, improvements in manufacturing efficiencies, and a reduction of personnel costs. Partially offsetting these favorable items were a $0.3 million increase in legal expenses relating to antitrust action lawsuits and a $0.2 million increase in income tax expenses.

Discontinued operations

Income from discontinued operations was $6.9 million for the quarter ended June 30, 2014 and related to the sale of the machinery division in April 2014. There was no activity related to discontinued operations in the quarter ended June 30, 2015.

Business Groups Comparison of the Quarter Ended June 30, 2015 with the Quarter Ended June 30, 2014

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended June 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Net sales:
Solid Capacitors	$139,677	$159,790
Film and Electrolytic	47,913	53,091
Total	$187,590	$212,881
Operating income (loss):
Solid Capacitors	$30,033	$29,734
Film and Electrolytic	712	(6,047)
Corporate	(29,502)	(24,293)
Total	$1,243	$(606)

Solid Capacitors

The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors business group for the quarters ended June 30, 2015 and 2014 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$87,004		$97,943
Ceramic product line net sales	52,673		61,847
Solid Capacitors net sales	$139,677		$159,790
Solid Capacitors operating income (loss)	$30,033	21.5%	$29,734	18.6%

Net sales

Solid Capacitors net sales of $139.7 million for the quarter ended June 30, 2015 decreased $20.1 million or 12.6% from $159.8 million for the quarter ended June 30, 2014. The decrease in net sales was unfavorably impacted by $4.8 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Tantalum product line net sales of $87.0 million for the quarter ended June 30, 2015 decreased $10.9 million or 11.2% from $97.9 million for the quarter ended June 30, 2014, driven primarily by a decrease in certain Tantalum products unit sales volumes in the Americas and EMEA distributor channels. Ceramic net sales of $52.7 million for the quarter ended June 30, 2015 decreased $9.2 million or 14.8% from $61.8 million for the quarter ended June 30, 2014, driven primarily by a decrease in net sales of commercial and specialty products in the Americas and EMEA distributor channels.

 Segment operating income (loss)

Segment operating income of $30.0 million for the quarter ended June 30, 2015 increased $0.3 million or 1.0% from $29.7 million in the quarter ended June 30, 2014 primarily as a result of a $1.0 million decrease in restructuring charges partially offset by a $0.5 million increase in SG&A charges and a $0.1 million increase in other operating expenses. As noted, despite the $20.1 million decrease in net sales, our gross margin only decreased $0.1 million due to vertical integration, and manufacturing process improvements as a result of our partnership with NEC TOKIN.

Film and Electrolytic

The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended June 30, 2015 and 2014 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$47,913		$53,091
Operating income (loss)	712	1.5%	(6,047)	(11.4)%

Net sales

Film and Electrolytic net sales of $47.9 million for the quarter ended June 30, 2015 decreased $5.2 million or 9.8% from $53.1 million for the quarter ended June 30, 2014.  The decrease in net sales was unfavorably impacted by $7.5 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Partially offsetting this decrease in sales attributable to foreign currency exchange was a $2.3 million increase due to improved sales in the Americas and EMEA regions.

Segment operating income (loss)

Segment operating income of $0.7 million for the quarter ended June 30, 2015 increased $6.8 million from a loss of $6.0 million in the quarter ended June 30, 2014.  The increase in segment operating income was primarily attributable to a $6.9 million improvement in gross margin driven by the headcount reductions and manufacturing relocations previously completed within the European operations as part of our restructuring plan and cost reduction activity across all plants.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements and existing cash balances.

10.5% Senior Notes

As of June 30, 2015 and March 31, 2015, we had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).

Revolving Line of Credit

As of June 30, 2015, the Company had the following activity and resulting balances under its revolving line of credit (amounts in millions, excluding percentages):

	As of March 31, 2015	For the three month period ended June 30, 2015		As of June 30, 2015
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date (3)
U.S. Facility	$21.5	$6.0	$2.5	$25.0	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1	12.0	—	—	12.0	3.125%	August 24, 2015
Singapore Borrowing 2	—	2.0	—	2.0	3.000%	October 13, 2015
Total Facilities	$33.5	$8.0	$2.5	$39.0
______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.50%, as defined in the Loan and Security Agreement dated September 30, 2010, as amended, by and among KEC, KEMET Electronics Marketing (S) Pte. Ltd., KEMET Foil Manufacturing, LLC (“KEMET Foil”), KEMET Blue Powder Corporation (“KEMET Blue Powder”), The Forest Electric Company and the financial institutions party thereto (the “Loan and Security Agreement”).
(2) For Singapore borrowings, London Interbank Offer Rate ("LIBOR"), plus a spread of 2.75%.
(3) The Company has the intent and ability to extend the due date on the Singapore borrowings beyond one year.
These were the only borrowings under the revolving line of credit as of June 30, 2015.

Short-term Liquidity

Unrestricted cash and cash equivalents as of June 30, 2015 of $31.1 million decreased $25.3 million from $56.4 million as of March 31, 2015.  Our net working capital (current assets less current liabilities) as of June 30, 2015 was $226.6 million compared to $239.1 million as of March 31, 2015. Cash and cash equivalents held by our foreign subsidiaries totaled $17.7 million and $22.6 million at June 30, 2015 and March 31, 2015, respectively. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a valuation allowance. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.

The decrease in cash in the first quarter of fiscal year 2016 primarily related to our semi-annual interest payment obligation of $18.6 million, a $10.0 million increase in inventories, the payment of incentive compensation, and payment for a portion of our acquisition of IntelliData. Our current restructuring activities to improve our cost structure by relocating headcount to lower cost areas and vertically integrating our supply chain are coming to an end. We expect these efforts to be reflected as an improvement to our operating cash flows in future periods. Based on our current operating plans, we believe domestic cash and cash equivalents are sufficient to fund our operating requirements for the next twelve months, including $38.7 million in interest payments, $20.0 million to $25.0 million in expected capital expenditures, $3.0 million in deferred acquisition payments, $6.6 million in restructuring payments, and $6.0 million in debt principal payments.  As of June 30, 2015, our borrowing capacity under the revolving line of credit was $7.2 million.  The revolving line of credit expires on December 19, 2019.

Should we require more capital than is generated by our operations or available through our revolving line of credit, we could attempt to raise capital through debt issuances or the sale of certain non-core assets.  However, due to market conditions beyond our control, there can be no assurance that we would be able to complete such an offering or sale transaction. The incurrence of additional debt may result in increased interest expense.

Cash and cash equivalents decreased $25.3 million for the three month period ended June 30, 2015, as compared with an increase of $0.5 million during the three month period ended June 30, 2014.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(21,524)	$(12,145)
Net cash provided by (used in) investing activities	(8,665)	7,691
Net cash provided by (used in) financing activities	4,475	5,010
Effect of foreign currency fluctuations on cash	411	(63)
Net increase (decrease) in cash and cash equivalents	$(25,303)	$493

Operating

Cash used in operating activities in the three month period ended June 30, 2015 of $21.5 million increased $9.4 million compared to cash used in operating activities of $12.1 million in the three month period ended June 30, 2014. The increase in the use of cash was primarily a result of an increase in inventory of $10.0 million in the three month period ended June 30, 2015 compared to a $1.9 million increase in the three month period ended June 30, 2014. The increase in inventory balances as of June 30, 2016 is primarily related to an increase of Film and Electrolytic’s inventory in preparation of the temporary shut-down of production lines in order to relocate the production lines and secondarily related to an overall decrease in net sales. Additionally, in the three month period ended June 30, 2015, an increase in accounts receivable used $4.9 million in cash, compared to the three month period ended June 30, 2014, during which a decrease in accounts receivable generated $0.4 million in cash.

Partially offsetting the change in operating assets was a $3.6 million increase in operating cash flows in the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014 (changes in net income (loss) adjusted for the change in: depreciation and amortization, equity (income) loss from NEC TOKIN, amortization of debt and financing costs, stock based compensation expense, change in value of NEC TOKIN options, net (gain) loss on sales and disposals of assets, pension and other post-retirement benefits, deferred income taxes, and long-tern receivable write down). In addition, the change in operating liabilities resulted in a $0.3 million increase in cash in the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.

Investing

Cash used in investing activities in the three month period ended June 30, 2015 of $8.7 million changed by $16.4 million compared to cash provided by investing activities of $7.7 million in the three month period ended June 30, 2014.
Cash used in investing activities during the three month period ended June 30, 2015 included capital expenditures of $5.8 million primarily related to expanding capacity at our manufacturing facilities in Granna, Sweden and Suzhou, China and information technology projects in Simpsonville, South Carolina, and $2.9 million related to our acquisition of IntelliData.
In comparison, cash provided by investing activities during the three month period ended June 30, 2014 included $10.1 million from the sale of discontinued operations, $2.4 million from the sale of other assets, and $0.3 million from restricted cash related to an agreement we had with an original equipment manufacturer, and were offset by $5.2 million used for capital expenditures primarily related to our new manufacturing facility in Pontecchio, Italy, and various information technology-related projects.
Financing

Cash provided by financing activities in the three month period ended June 30, 2015 of $4.5 million decreased $0.5 million from cash provided by financing activities of $5.0 million in the three month period ended June 30, 2014, due primarily to a decrease in net proceeds from the revolving line of credit.
During the three month period ended June 30, 2015, we received $5.5 million in net proceeds under the Loan and Security Agreement, while spending $0.5 million for debt payments and $0.5 million for purchase of treasury stock.
In comparison, during the three month period ended June 30, 2014, we received $7.5 million in proceeds under the Loan and Security Agreement while spending $2.2 million for debt payments and making deferred acquisition payments of $0.3 million related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions.

Commitments

With the exception of the IntelliData acquisition, for which we have a commitment of $3.0 million due on January 4, 2016, our commitments have not materially changed from those disclosed in the Company’s 2015 Annual Report.

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

The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Net sales	$187,590	$212,881
Cost of sales	$147,877	$179,924
Gross margin	$39,713	$32,957
Adjustments:
Plant start-up costs	195	1,647
Stock-based compensation expense	413	346
Plant shut-down costs	—	889
Inventory revaluation	—	2,676
Adjusted gross margin	$40,321	$38,515
	21.5%	18.1%

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Operating income (loss)	$1,243	$(606)
Adjustments:
Restructuring charges	1,824	1,830
Inventory revaluation	—	2,676
Net (gain) loss on sales and disposals of assets	(58)	365
Stock-based compensation expense	1,279	994
Legal expenses related to antitrust class actions	718	—
ERP integration/IT transition costs	4,369	895
Plant start-up costs	195	1,647
Plant shut-down costs	—	889
Pension plan adjustment	312	—
NEC TOKIN investment-related expenses	224	580
Adjusted operating income (loss)	$10,106	$9,270

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Net income (loss)	$(37,050)	$(3,540)
Adjustments:
Restructuring charges	1,824	1,830
Equity (income) loss from NEC TOKIN	(1,585)	1,675
Inventory revaluation	—	2,676
Net (gain) loss on sales and disposals of assets	(58)	365
Stock-based compensation expense	1,279	994
Legal expenses related to antitrust class actions	718	—
ERP integration/IT transition costs	4,369	895
Change in value of NEC TOKIN options	29,200	(4,100)
Plant start-up costs	195	1,647
Plant shut-down costs	—	889
Net foreign exchange (gain) loss	1,049	527
NEC TOKIN investment-related expenses	224	580
(Income) loss from discontinued operations	—	(6,943)
Amortization included in interest expense	220	665
Pension plan adjustment	312	—
Income tax effect of non-GAAP adjustments (1)	(37)	(24)
Adjusted net income (loss)	$660	$(1,864)
___________________
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended June 30,
	2015	2014
Net income (loss)	$(37,050)	$(3,540)
Adjustments:
Interest expense, net	10,010	10,453
Income tax expense (benefit)	(248)	1,282
Depreciation and amortization	9,917	10,797
Restructuring charges	1,824	1,830
Legal expenses related to antitrust class actions	718	—
Equity (income) loss from NEC TOKIN	(1,585)	1,675
Inventory revaluation	—	2,676
Net (gain) loss on sales and disposals of assets	(58)	365
Stock-based compensation expense	1,279	994
ERP integration/IT transition costs	4,369	895
Change in value of NEC TOKIN options	29,200	(4,100)
Plant start-up costs	195	1,647
Plant shut-down costs	—	889
Net foreign exchange (gain) loss	1,049	527
NEC TOKIN investment-related expenses	224	580
Pension plan adjustment	312	—
(Income) loss from discontinued operations	—	(6,943)
Adjusted EBITDA	$20,156	$20,027

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

Impact of Recently Issued Accounting Standards

New accounting standards adopted/issued

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. The ASU is effective for the Company for interim and annual periods beginning after April 1, 2016.  Early adoption is permitted. The ASU will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated condensed balance sheets. The ASU will have no effect on the Company's results of operations or liquidity.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company's fiscal year that begins on April 1, 2018 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early adoption is permitted, but not before Company's fiscal year that begins on April 1, 2017 (the original effective date of the ASU). We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes regarding the Company’s market risk position from the information included in the Company’s 2015 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3. Legal Proceedings” of our 2015 Annual Report includes a discussion of our legal proceedings.  There have been no material changes from the legal proceedings described in our 2015 Annual Report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2015 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchase of shares of our common stock during the quarter ended June 30, 2015 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 to April 30, 2015	22	4.32	—	—
May 1 to May 31, 2015	110	3.63	—	—
June 1 to June 30, 2015	13	2.91	—	—
Total for Quarter Ended June 30, 2015	145	3.67	—	—

(1) Represents shares withheld by the Company upon vesting of restricted stock to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 4.1 Third Supplemental Indenture dated May 21, 2015, among KEMET Corporation, IntelliData, Inc., the other guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 26, 2015).

Exhibit 10.1 Amended and Restated Employment Agreement between KEMET Corporation and Per-Olof Lööf, dated June 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on July 6, 2015)

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and three month periods ended June 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at June 30, 2015 and March 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 2015, and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2015
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 4.1 Third Supplemental Indenture dated May 21, 2015, among KEMET Corporation, IntelliData, Inc., the other guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 26, 2015).

Exhibit 10.1 Amended and Restated Employment Agreement between KEMET Corporation and Per-Olof Lööf, dated June 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on July 6, 2015)

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and three month periods ended June 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at June 30, 2015 and March 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 2015, and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.