Form 10-Q
period 2015-09-30
KEMET CORP
filed 2015-11-03
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 29, 2015 was 45,777,561.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended September 30, 2015

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2015	4

Condensed Consolidated Statements of Operations for the Quarters and Six Month Periods Ended September 30, 2015 and September 30, 2014	5

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Month Periods Ended September 30, 2015 and September 30, 2014	6

Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended September 30, 2015 and September 30, 2014	7

Notes to the Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Mine Safety Disclosures	57

Item 5. Other Information	57

Item 6. Exhibits	57

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$37,315	$56,362
Accounts receivable, net	93,099	90,857
Inventories, net	183,667	171,843
Prepaid expenses and other	42,428	41,503
Deferred income taxes	8,933	10,762
Total current assets	365,442	371,327
Property, plant and equipment, net of accumulated depreciation of $816,386 and $804,286 as of September 30, 2015 and March 31, 2015, respectively	245,353	249,641
Goodwill	40,294	35,584
Intangible assets, net	34,282	33,282
Investment in NEC TOKIN	42,156	45,016
Restricted cash	1,849	1,775
Deferred income taxes	5,096	5,111
Other assets	4,441	11,056
Total assets	$738,913	$752,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$962
Accounts payable	70,108	69,785
Accrued expenses	57,178	60,456
Income taxes payable and deferred income taxes	—	1,017
Total current liabilities	132,286	132,220
Long-term debt, less current portion	390,076	390,409
Other non-current obligations	78,966	57,131
Deferred income taxes	7,313	8,350
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at September 30, 2015 and March 31, 2015	465	465
Additional paid-in capital	453,782	461,191
Retained deficit	(275,737)	(245,881)
Accumulated other comprehensive income	(35,387)	(28,796)
Treasury stock, at cost (731 and 1,056 shares at September 30, 2015 and March 31, 2015, respectively)	(12,851)	(22,297)
Total stockholders’ equity	130,272	164,682
Total liabilities and stockholders’ equity	$738,913	$752,792

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Net sales	$186,123	$215,293	$373,713	$428,174
Operating costs and expenses:
Cost of sales	143,317	169,538	291,194	349,462
Selling, general and administrative expenses	22,948	25,510	53,378	50,289
Research and development	6,152	6,338	12,426	12,927
Restructuring charges	23	1,687	1,847	3,517
Net (gain) loss on sales and disposals of assets	(304)	(550)	(362)	(185)
Total operating costs and expenses	172,136	202,523	358,483	416,010
Operating income (loss)	13,987	12,770	15,230	12,164
Non-operating (income) expense:
Interest income	(3)	(3)	(6)	(6)
Interest expense	9,811	10,287	19,824	20,743
Change in value of NEC TOKIN options	(2,200)	(6,600)	27,000	(10,700)
Other (income) expense, net	(2,091)	(995)	(1,175)	(428)
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	8,470	10,081	(30,413)	2,555
Income tax expense (benefit)	1,438	2,583	1,190	3,865
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	7,032	7,498	(31,603)	(1,310)
Equity income (loss) from NEC TOKIN	162	232	1,747	(1,443)
Income (loss) from continuing operations	7,194	7,730	(29,856)	(2,753)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $1,017, $0 and $1,935 respectively	—	(1,400)	—	5,543
Net income (loss)	$7,194	$6,330	$(29,856)	$2,790
Net income (loss) per basic share:
Net income (loss) from continuing operations	$0.16	$0.17	$(0.65)	$(0.06)
Net income (loss) from discontinued operations	$—	$(0.03)	$—	$0.12
Net income (loss)	$0.16	$0.14	$(0.65)	$0.06

Net income (loss) per diluted share:
Net income (loss) from continuing operations	$0.14	$0.15	$(0.65)	$(0.05)
Net income (loss) from discontinued operations	$—	$(0.03)	$—	$0.11
Net income (loss)	$0.14	$0.12	$(0.65)	$0.06

Weighted-average shares outstanding:
Basic	45,767	45,400	45,660	45,337
Diluted	50,004	52,521	45,660	52,562

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$7,194	$6,330	$(29,856)	$2,790
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(4,466)	(13,659)	1,399	(14,759)
Defined benefit pension plans, net of tax impact	245	81	412	141
Post-retirement plan adjustments	(39)	(52)	(79)	(104)
Equity interest in NEC TOKIN's other comprehensive income (loss)	(3,674)	2,982	(4,606)	3,473
Foreign exchange contracts	(770)	—	(3,717)	—
Other comprehensive income (loss)	(8,704)	(10,648)	(6,591)	(11,249)
Total comprehensive income (loss)	$(1,510)	$(4,318)	$(36,447)	$(8,459)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Month Periods Ended September 30,
	2015	2014
Net income (loss)	$(29,856)	$2,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(5,809)
Net cash provided by (used in) operating activities of discontinued operations	—	(1,357)
Depreciation and amortization	19,182	20,974
Equity (income) loss from NEC TOKIN	(1,747)	1,443
Amortization of debt and financing costs	437	1,248
Stock-based compensation expense	2,607	1,952
Long-term receivable write down	—	59
Change in value of NEC TOKIN options	27,000	(10,700)
Net (gain) loss on sales and disposals of assets	(362)	(185)
Pension and other post-retirement benefits	333	37
Change in deferred income taxes	52	2,142
Change in operating assets	(14,474)	(4,268)
Change in operating liabilities	(14,514)	(6,341)
Other	410	(391)
Net cash provided by (used in) operating activities	(10,932)	1,594
Investing activities:
Capital expenditures	(9,268)	(11,975)
Acquisitions, net of cash received	(2,892)	—
Proceeds from sale of assets	247	2,451
Change in restricted cash	—	558
Proceeds from sale of discontinued operations	—	10,125
Net cash provided by (used in) investing activities	(11,913)	1,159
Financing activities:
Proceeds from revolving line of credit	8,000	14,300
Payments on revolving line of credit	(3,500)	(7,500)
Deferred acquisition payments	—	(11,597)
Payments on long-term debt	(481)	(3,135)
Purchase of treasury stock	(575)	—
Proceeds from exercise of stock options	—	25
Net cash provided by (used in) financing activities	3,444	(7,907)
Net increase (decrease) in cash and cash equivalents	(19,401)	(5,154)
Effect of foreign currency fluctuations on cash	354	(1,199)
Cash and cash equivalents at beginning of fiscal period	56,362	57,929
Cash and cash equivalents at end of fiscal period	$37,315	$51,576

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and six month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted/issued

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts recognized in a business combination in the reporting period in which the adjustment amounts are determined. It also requires disclosure of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively revise comparative information for prior periods. ASU 2015-16 will be effective for interim and annual reporting periods beginning April 1, 2016. Early application is permitted. Upon adoption, the Company will apply the new standard to measurement period adjustments related to business acquisitions.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The ASU requires an entity that uses first-in, first-out or average cost to measure its inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for interim and annual reporting periods beginning April 1, 2017. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-11 on its operating results and financial position.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. The ASU is effective for the Company for interim and annual periods beginning April 1, 2016.  Early adoption is permitted. The ASU will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated condensed balance sheets. The ASU will have no effect on the Company's results of operations or liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance is effective for the Company's fiscal year that begins on April 1, 2017 and interim periods within that fiscal year and requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company's fiscal year that begins on April 1, 2018 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early adoption is permitted, but not before Company's fiscal year that begins on April 1, 2017 (the original effective date of the ASU). We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and March 31, 2015 are as follows (amounts in thousands):

	Carrying Value September 30,	Fair Value September 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2 (2)	Level 3	2015	2015	Level 1	Level 2 (2)	Level 3
Assets (Liabilities):
Money markets (1)	$739	$739	$739	$—	$—	$738	$738	$738	$—	$—
Total debt	(395,076)	(361,055)	(328,375)	(32,680)	—	(391,371)	(391,283)	(362,988)	(28,295)	—
NEC TOKIN options, net (3)	(21,300)	(21,300)	—	—	(21,300)	5,700	5,700	—	—	5,700
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)
See Note 6, Investment in NEC TOKIN, for a description of the NEC TOKIN options (of which the call options expired in the first quarter of fiscal year 2016).  The value of the options depend on the enterprise value of NEC TOKIN Corporation and its forecasted EBITDA over the duration of the options. The options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2015	$5,700
Change in value of NEC TOKIN options	(27,000)
September 30, 2015	$(21,300)

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2015	March 31, 2015
Raw materials and supplies	$87,220	$83,372
Work in process	55,659	52,759
Finished goods	57,818	53,211
	200,697	189,342
Inventory reserves	(17,030)	(17,499)
	$183,667	$171,843

Warrant

As of September 30, 2015 and March 31, 2015, 8.4 million shares were subject to the warrant (which expires June 30, 2019) held by K Equity, LLC.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters and six month periods ended September 30, 2015 and 2014. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Discontinued Operations

The Film and Electrolytic business group ("Film and Electrolytic”) completed the sale of its machinery division in April 2014, which resulted in a gain of $5.8 million on the sale of the business (after income tax expense) partially offset by a loss from machinery operations of $0.3 million during the six month period ended September 30, 2014 resulting in net income from discontinued operations of $5.5 million.

Net sales and operating income (loss) from the Company’s discontinued operation for the quarters and six month periods ended September 30, 2015 and 2014 were (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$104
Operating income (loss)	—	165	—	(266)

Note 3. Debt

A summary of debt is as follows (amounts in thousands):

	September 30, 2015	March 31, 2015
10.5% Senior Notes, net of premium of $2,094 and $2,461 as of September 30, 2015 and March 31, 2015, respectively	$357,095	$357,461
Revolving line of credit	37,981	33,448
Other	—	462
Total debt	395,076	391,371
Current maturities	(5,000)	(962)
Total long-term debt	$390,076	$390,409

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and six month periods ended September 30, 2015 and 2014, consists of the following (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Contractual interest expense	$9,784	$9,733	$19,570	$19,566
Capitalized interest	(236)	(74)	(276)	(155)
Amortization of debt issuance costs	348	426	696	852
Amortization of debt (premium) discount	(185)	(78)	(366)	(126)
Imputed interest on acquisition-related obligations	54	235	107	522
Interest expense on capital lease	46	45	93	84
Total interest expense	$9,811	$10,287	$19,824	$20,743

Revolving Line of Credit

The Company had the following activity for the six month periods ended September 30, 2015 and 2014 and resulting balances under the revolving line of credit (amounts in millions, excluding percentages):

	March 31, 2015	Six Month Period Ended September 30, 2015		September 30, 2015
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility (3)	$21.5	$6.0	$3.5	$24.0	4.500%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (4)	12.0	—	—	12.0	2.875%	November 23, 2015
Singapore Borrowing 2 (3)	—	2.0	—	2.0	2.875%	January 11, 2016
Total Facilities	$33.5	$8.0	$3.5	$38.0

	March 31, 2014	Six Month Periods Ended September 30, 2014		September 30, 2014
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility (3)	$6.4	$14.3	$7.5	$13.2	5.250%	December 31, 2015
Singapore Facility
Singapore Borrowing 1 (4)	12.0	—	—	12.0	3.500%	November 23, 2014
Total Facilities	$18.4	$14.3	$7.5	$25.2

______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.50%, as defined in the Loan and Security Agreement dated September 30, 2010, as amended, by and among KEMET Electronics Corporation ("KEC"), KEMET Electronics Marketing (S) Pte. Ltd., KEMET Foil Manufacturing, LLC (“KEMET Foil”), KEMET Blue Powder Corporation (“KEMET Blue Powder”), The Forest Electric Company and the financial institutions party thereto (the “Loan and Security Agreement”).
(2) For Singapore borrowings, London Interbank Offer Rate ("LIBOR"), plus a spread of 2.75% and 3.25% as of September 30, 2015 and 2014, respectively.
(3) The amounts that the Company plans to repay within a year are classified as current portion of long-term debt, $3.0 million of the U.S. Facility and $2.0 million of the Singapore borrowings as of September 30, 2015, and $6.8 million of the US Facility as of September 30, 2014.
(4) The Company has the intent and ability to extend the due date on the Singapore borrowings beyond one year.

These were the only borrowings under the revolving line of credit, and as of September 30, 2015, the Company's available borrowing capacity under the Loan and Security Agreement was $18.6 million. The borrowing capacity has increased due to an improvement in the fixed charged coverage ratio and in increase in the eligible accounts receivable collateral.

10.5% Senior Notes

As of September 30, 2015 and March 31, 2015, the Company had outstanding $355 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).  The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $15.5 million as of September 30, 2015 and March 31, 2015.

Note 4. Restructuring Charges

KEMET's various restructuring plans to make the Company more competitive by removing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company are nearing completion.

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and six month periods ended September 30, 2015 and 2014, is as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Personnel reduction costs (credits)	$(434)	$1,148	$1,110	$1,294
Manufacturing relocation costs	$457	$539	$737	$2,223
Total restructuring charges	$23	$1,687	$1,847	$3,517

Quarter Ended September 30, 2015

The Company incurred $23 thousand in restructuring charges in the quarter ended September 30, 2015 including a credit to personnel reduction costs of $0.4 million and $0.5 million in manufacturing relocation costs.

The credit to personnel reduction costs of $0.4 million is due primarily to a $1.2 million reversal of a severance accrual in Italy.  The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees.  Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction.  Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016. This was partially offset by the following expenses: $0.5 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.2 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe.

The Company also incurred $0.5 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

Six Month Period Ended September 30, 2015

The Company incurred $1.8 million in restructuring charges in the six month period ended September 30, 2015 including $1.1 million of personnel reduction costs and $0.7 million of manufacturing relocation costs.

The personnel reduction costs of $1.1 million is comprised of the following: $0.6 million related a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.8 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.4 million for planned headcount reductions in Europe (primarily Landsberg, Germany) and $0.4 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe. These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy as described above.

The Company also incurred $0.7 million of manufacturing relocation costs primarily for transfers of Film and Electrolytic production lines to lower cost regions.

Quarter Ended September 30, 2014

The Company incurred $1.7 million in restructuring charges in the quarter ended September 30, 2014 including $1.1 million of personnel reduction costs due to headcount reductions in Europe (primarily Landsberg, Germany) corresponding with the relocation of certain production lines to lower cost regions and $0.5 million of manufacturing relocation costs primarily due to the relocation of equipment from Landsberg, Germany to Suzhou, China and Pontecchio, Italy along with costs associated with the shut-down of the Tantalum production line in Evora, Portugal.

Six Month Period Ended September 30, 2014

The Company incurred $3.5 million in restructuring charges in the six month period ended September 30, 2014 including $1.3 million of personnel reduction costs. The personnel reductions were comprised of $1.0 million related to headcount reductions in Europe (primarily Landsberg, Germany) and $0.3 million related to a global reduction of overhead. The remaining $2.2 million of manufacturing relocation costs was comprised of $0.7 million related to the relocation of equipment from Landsberg, Germany to Suzhou, China and Pontecchio, Italy and consolidation of manufacturing facilities within Italy and $1.3 million due to the shut-down of the Tantalum production line in Evora, Portugal.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and six month periods ended September 30, 2015 and 2014 are as follows (amounts in thousands):

	Quarter Ended September 30, 2015		Quarter Ended September 30, 2014
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$6,555	$—	$3,384	$—
Costs charged to expense	(434)	457	1,148	539
Costs paid or settled	(3,843)	(457)	(1,264)	(539)
Change in foreign exchange	2	—	(241)	—
End of period	$2,280	$—	$3,027	$—

	Six Month Period Ended September 30, 2015		Six Month Period Ended September 30, 2014
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$7,239	$—	$6,217	$—
Costs charged to expense	1,110	737	1,294	2,223
Costs paid or settled	(6,283)	(737)	(4,187)	(2,223)
Change in foreign exchange	214	—	(297)	—
End of period	$2,280	$—	$3,027	$—

Note 5. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) ("AOCI") for the quarters ended September 30, 2015 and 2014 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income
Balance at June 30, 2015	$(6,267)	$(20,196)	$1,119	$605	$(1,944)	$(26,683)
Other comprehensive income (loss) before reclassifications	(4,466)	—	—	(3,674)	(1,742)	(9,882)
Amounts reclassified out of AOCI	—	245	(39)	—	972	1,178
Other comprehensive income (loss)	(4,466)	245	(39)	(3,674)	(770)	(8,704)
Balance at September 30, 2015	$(10,733)	$(19,951)	$1,080	$(3,069)	$(2,714)	$(35,387)

	Foreign Currency Translation (3)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income
Balance at June 30, 2014	$22,235	$(7,326)	$1,412	$1,262	$—	$17,583
Other comprehensive income (loss) before reclassifications	(13,659)	—	—	2,982	—	(10,677)
Amounts reclassified out of AOCI	—	81	(52)	—	—	29
Other comprehensive income (loss)	(13,659)	81	(52)	2,982	—	(10,648)
Balance at September 30, 2014	8,576	$(7,245)	$1,360	$4,244	$—	$6,935

Changes in AOCI for the six month periods ended September 30, 2015 and 2014 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income
Balance at March 31, 2015	$(12,132)	$(20,363)	$1,159	$1,537	$1,003	$(28,796)
Other comprehensive income (loss) before reclassifications	1,399	—	—	(4,606)	(5,193)	(8,400)
Amounts reclassified out of AOCI	—	412	(79)	—	1,476	1,809
Other comprehensive income (loss)	1,399	412	(79)	(4,606)	(3,717)	(6,591)
Balance at September 30, 2015	$(10,733)	$(19,951)	$1,080	$(3,069)	$(2,714)	$(35,387)

	Foreign Currency Translation (3)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income
Balance at March 31, 2014	$23,335	$(7,386)	$1,464	$771	$—	$18,184
Other comprehensive income (loss) before reclassifications	(14,759)	—	—	3,473	—	(11,286)
Amounts reclassified out of AOCI	—	141	(104)	—	—	37
Other comprehensive income (loss)	(14,759)	141	(104)	3,473	—	(11,249)
Balance at September 30, 2014	8,576	$(7,245)	$1,360	$4,244	$—	$6,935

(1)
Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter and six month periods ended September 30, 2015.

(2)	Ending balance is net of tax of $2.2 million as of September 30, 2015 and September 30, 2014.

(3)
Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter and six month periods ended September 30, 2014.

Note 6. Investment in NEC TOKIN

On March 12, 2012, KEC, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with NEC TOKIN Corporation ("NEC TOKIN"), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, to acquire 51% of the common stock of NEC TOKIN (which represented a 34% economic interest, as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of outstanding common and convertible preferred shares of NEC TOKIN as of such date) (the "Initial Purchase") from NEC Corporation ("NEC") of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for its investment in NEC TOKIN using the equity method for a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. The Company believes that the NEC TOKIN convertible preferred stock represents in-substance common stock of NEC TOKIN and, as a result, its method of calculating KEC’s economic basis in NEC TOKIN is the appropriate basis on which to recognize its share of the earnings or loss of NEC TOKIN.

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

The Company has marked these options to fair value and in the quarter and six month periods ended September 30, 2015 recognized a $2.2 million gain and a $27.0 million loss, respectively, which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations. The line item "Other non-current obligations" on the Condensed Consolidated Balance Sheets includes $21.3 million and “Other assets” includes $5.7 million as of September 30, 2015 and March 31, 2015, respectively, related to the options. The option's valuation changed to a liability position during the six month period ended September 30, 2015 due to the expiration of the First and Second Call Options on April 30, 2015 without being exercised.

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

Summarized financial information for NEC TOKIN follows (amounts in thousands):

	September 30, 2015	March 31, 2015
Current assets	$228,057	$223,495
Non-current assets	256,423	273,785
Current liabilities	141,319	143,523
Non-current liabilities	292,658	296,873

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Sales	$117,358	$129,677	$232,092	$252,085
Gross profit	25,055	26,387	49,723	53,065
Net income (loss)	2,007	2,454	7,261	(700)

A reconciliation between NEC TOKIN's net income (loss) and KEC's equity investment income (loss) follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
NEC TOKIN net income (loss)	$2,007	$2,454	7,261	(700)
KEC's economic interest %	34%	34%	34%	34%
Equity income (loss) from NEC TOKIN before adjustments	682	834	2,469	(238)

Adjustments:
Amortization and depreciation	(488)	(602)	(624)	(1,205)
Inventory profit elimination	(32)	—	(98)	—
Equity income (loss) from NEC TOKIN	$162	$232	$1,747	$(1,443)

A reconciliation between NEC TOKIN's net assets and KEC's investment in NEC TOKIN balance follows (amounts in thousands):

	September 30, 2015	March 31, 2015
Investment in NEC TOKIN	$42,156	$45,016
Purchase price accounting basis adjustments:
Property, plant and equipment	3,284	3,334
Technology	(10,162)	(10,889)
Long-term debt	(2,272)	(2,707)
Goodwill	(7,060)	(7,082)
Indemnity asset for legal investigation	(8,500)	(8,500)
Inventory profit elimination	306	208
Other	(581)	(39)
KEC's 34% economic interest in NEC TOKIN's net assets	$17,171	$19,341

The above basis differences (except Goodwill) are being amortized over the respective estimated life of the assets. As of September 30, 2015, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance due from NEC TOKIN.

Summarized transactions between KEC and NEC TOKIN are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
KEC's sales to NEC TOKIN	$4,474	$3,957	$9,330	$5,888
NEC TOKIN's sales to KEMET	2,112	618	3,590	1,118

	September 30, 2015	March 31, 2015
Accounts receivable	$3,136	$3,344
Accounts payable	726	765
Management service agreement receivable (1)	504	572

(1) In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement with NEC TOKIN to provide services for which KEC is being reimbursed.

Beginning in March 2014, NEC TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry.  The investigations are continuing at various stages. In addition, beginning in July 2014, NEC TOKIN and its subsidiary, NEC TOKIN America, Inc., have been named, along with more than 20 other capacitor manufacturers and subsidiaries, as defendants in purported antitrust class action suits by direct and indirect purchasers in the United States and Canada. As of March 31, 2015, NEC TOKIN recorded an accrual for approximately $30.0 million based on its estimation of losses likely to result from certain of the investigations. Pursuant to the Stock Purchase Agreement, NEC is required to indemnify NEC TOKIN and/or KEC for any breaches by NEC TOKIN or NEC of certain representations, warranties and covenants in the Stock Purchase Agreement.  NEC’s aggregate liability for indemnification claims is limited to $25.0 million. Accordingly, KEMET, under equity method accounting, has established an indemnity asset in the amount of $8.5 million (based upon our 34% economic interest in NEC TOKIN). However, pursuant to the Stock Purchase Agreement, claims arising out of fraud or criminal conduct are not limited by the $25.0 million indemnification cap, and for such claims the claimant retains all remedies available in equity or at law.

On September 2, 2015, the United States Department of Justice announced a plea agreement with NEC TOKIN in which NEC TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement is subject to court approval. The fine is payable over five years in six installments of $2.3 million each, plus accrued interest, with the first payment due within 30 days of the court approval.

As of September 30, 2015, NEC TOKIN estimated a range of total losses and determined the $30.0 million previously accrued remains the best estimate of losses which may result from the ongoing investigations. However, NEC TOKIN cannot estimate total losses which may result from the remaining civil litigation. During the quarter ended September 30, 2015, NEC TOKIN has not changed the estimated accrual.

Note 7. Acquisitions

IntelliData

On April 1, 2015, KEMET purchased 100% of the stock of IntelliData, Inc. "IntelliData", a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. IntelliData had been a key vendor of KEMET for over 15 years and had provided critical software and support to allow the Company's sales team and customers to use real-time part number search and competitor cross references based on complex capacitor-specific specifications. The primary reason for the purchase of IntelliData was to gain more control over the direction of future iterations of the software and its functionality and to protect this critical link in the sales process from any potential unfavorable changes in IntelliData's business model in the future. The purchase price was $6.0 million plus an additional $0.1 million per a post-acquisition amendment for a total purchase price of $6.1 million, as amended. KEMET paid $3.0 million at closing, $0.1 million on June 3, 2015, and will pay the balance of $3.0 million on January 4, 2016 per the amended agreement. The Company preliminarily recorded goodwill of $4.7 million and amortizable intangibles of $1.8 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price, which resulted in the goodwill, include the knowledge and expertise of the trained workforce as well as various trademarks. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements.

The following table presents the preliminary allocations of the aggregate purchase price based on the estimated fair values of the assets and liabilities (amounts in thousands):

Fair Value
Cash	$233
Accounts Receivable	10
Other current assets	6
Property, Plant and equipment	3
Goodwill	4,710
Intangible assets	1,820
Current liabilities	(9)
Deferred income taxes	(648)
Total net assets acquired	$6,125

The allocation of the purchase price is preliminary as the Company is still evaluating the intangible assets and tax attributes of the transaction.

Note 8. Goodwill and Intangible Assets

The following table highlights the Company's intangible assets (amounts in thousands):

	September 30, 2015		March 31, 2015
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,207	$—	$7,207	$—
Amortizing Intangibles:
Purchased technology, customer relationships and patents (3 - 18 years)	42,881	15,806	40,489	14,414
	$50,088	$15,806	$47,696	$14,414

The changes in the carrying amount of goodwill for the six month period ended September 30, 2015 is as follows (amounts in thousands):

	Corporate (1)	Solid Capacitors	Film and Electrolytic
Gross balance as of March 31, 2015
Goodwill	$—	$35,584	$1,092
Accumulated impairment losses		—	(1,092)
Net balance as of March 31, 2015	$—	$35,584	$—

Goodwill acquired during the year	$4,710	$—	$—
Impairment charges	$—	$—	$—

Gross balance as of September 30, 2015
Goodwill	$4,710	$35,584	$1,092
Accumulated impairment losses		—	(1,092)
Net balance as of September 30, 2015	$4,710	$35,584	$—

(1) Corporate goodwill established as a result of the IntelliData acquisition on April 1, 2015.

The Company's goodwill balances as of September 30, 2015 and March 31, 2015 were $40.3 million and $35.6 million, respectively. The most recent annual goodwill impairment test was performed for all reporting units as of January 1, 2015. The Company also performs Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. Due to an indicator of possible impairment related to a decline in our stock price, the Company completed an interim impairment test on goodwill and indefinite-lived intangible assets as of September 30, 2015. Consistent with the policy described in the 2015 Form 10-K, the Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the reporting unit. The Company also evaluated the indefinite-lived intangible assets, including trademarks with a carrying value of $7.2 million, associated with the reporting unit for impairment as of September 30, 2015 and concluded goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step 1 of the impairment test as the ratios of fair value of the assets to carrying value were 1.8:1 and 11.4:1 for goodwill and trademarks, respectively. A one percent increase or decrease in the discount rate used in the goodwill valuation would have resulted in changes in the fair value of $(13.2) million and $16.8 million, respectively, and a one percent increase or decrease in the discount rate used in the indefinite-lived assets valuation would have resulted in changes in the fair value of $(5.0) million and $17.6 million, respectively. Neither would have resulted in an impairment charge.

Note 9. Segment and Geographic Information

The Company is organized into two business groups: Solid Capacitors and Film and Electrolytic.  The business groups are responsible for their respective manufacturing sites as well as their respective research and development efforts. The Company does not allocate indirect Selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the business groups.

Solid Capacitors

Operating in nine manufacturing sites in the United States, Mexico and China, Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors and has a product innovation center in the United States.

Film and Electrolytic

Operating in eleven manufacturing sites throughout Europe, Asia, and the United States, Film and Electrolytic primarily produces film, paper, and electrolytic capacitors which are sold globally. Film and Electrolytic also manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors. In addition, this business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and six month periods ended September 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Net sales:
Solid Capacitors	$141,284	$163,019	$280,961	322,809
Film and Electrolytic	44,839	52,274	92,752	105,365
	$186,123	$215,293	$373,713	$428,174
Operating income (loss) (1):
Solid Capacitors	$33,979	$38,386	$64,012	$68,120
Film and Electrolytic	2,217	(917)	2,929	(6,993)
Corporate	(22,209)	(24,699)	(51,711)	(48,963)
	$13,987	$12,770	$15,230	$12,164
Depreciation and amortization expense:
Solid Capacitors	$5,178	$5,463	$10,934	$10,941
Film and Electrolytic	2,928	3,201	5,870	7,018
Corporate	1,159	1,513	2,378	3,015
	$9,265	$10,177	$19,182	$20,974

__________________

(1)    Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Restructuring charges:
Solid Capacitors	$570	$169	$802	$1,399
Film and Electrolytic	(749)	1,500	537	1,989
Corporate	202	18	508	129
	$23	$1,687	$1,847	$3,517
___________________

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Sales by region:
North and South America (“Americas”)	$58,080	$72,167	$114,114	$138,150
Europe, Middle East, Africa (“EMEA”)	59,458	69,930	121,015	147,135
Asia and Pacific Rim (“APAC”)	68,585	73,196	138,584	142,889
	$186,123	$215,293	$373,713	$428,174

The following table reflects each business group’s total assets as of September 30, 2015 and March 31, 2015 (amounts in thousands):

	September 30, 2015	March 31, 2015
Total assets:
Solid Capacitors	$445,547	$469,823
Film and Electrolytic	238,438	218,858
Corporate	54,928	64,111
	$738,913	$752,792

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2015 and 2014 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended September 30,		Quarters Ended September 30,
	2015	2014	2015	2014
Net service cost	$404	$338	$—	$—
Interest cost	338	478	6	6
Expected return on net assets	(105)	(124)	—	—
Amortization:
Actuarial (gain) loss	197	76	(39)	(52)
Prior service cost	15	5	—	—
Total net periodic benefit (income) costs	$849	$773	$(33)	$(46)

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the six month periods ended September 30, 2015 and 2014 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Six Month Periods Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Net service cost	$1,121	$676	$—	$—
Interest cost	675	957	12	12
Expected return on net assets	(210)	(247)	—	—
Amortization:
Actuarial (gain) loss	394	132	(79)	(104)
Prior service cost	29	9	—	—
Total net periodic benefit (income) costs	$2,009	$1,527	$(67)	$(92)

In fiscal year 2016, the Company expects to contribute up to $1.5 million to the pension plans, $0.5 million of which has been contributed as of September 30, 2015.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 11. Stock-based Compensation

The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. At September 30, 2015, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (as amended by the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan) (the “2011 Incentive Plan”).  Upon adoption and approval of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company's prior plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of: (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to four years and expire ten years from the grant date. The Company grants restricted stock units to members of the Board of Directors, the Chief Executive Officer and key management. Once vested and settled, restricted stock units are converted into restricted stock. For members of the Board of Directors and senior personnel, such restricted stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.

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

On June 29, 2015, the Company granted 250,000 shares of restricted stock units ("RSUs") to the Chief Executive Officer. The restricted stock units have a grant date fair value of $2.92 and vest as follows: 35,000 RSUs on March 31, 2017, 40,000 RSUs on March 31, 2018, and the balance of 175,000 RSUs on March 31, 2019. On July 30, 2015, the Company granted 100,000 shares of restricted stock units to a top executive. The RSUs have a grant date fair value of $2.22 and vest as follows: 33,000 RSUs on July 30, 2016, 33,000 RSUs on July 30, 2017, and 34,000 RSUs on July 30, 2018. On July 30, 2015, the Company granted 70,000 shares of restricted stock units to the Board of Directors. The restricted stock units have a grant date fair value of $2.22 and vest on July 30, 2016.

Restricted stock activity for the six month period ended September 30, 2015 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2015	1,000	$4.57
Granted	420	2.64
Vested	(124)	4.74
Forfeited	(3)	4.00
Non-vested restricted stock at September 30, 2015	1,293	3.93

The compensation expense associated with stock-based compensation for the quarters ended September 30, 2015 and 2014 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended September 30, 2015			Quarter Ended September 30, 2014
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$28	$163	$268	$61	$21	$277
Selling, general and administrative expenses	26	350	433	86	66	343
Research and development	1	5	54	5	—	99
Total	$55	$518	$755	$152	$87	$719

The compensation expense associated with stock-based compensation for the six month periods ended September 30, 2015 and 2014 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Six Month Period Ended September 30, 2015			Six Month Period Ended September 30, 2014
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$61	$315	$496	$169	$44	$492
Selling, general and administrative expenses	68	693	891	201	244	632
Research and development	3	11	69	9	—	161
Total	$132	$1,019	$1,456	$379	$288	$1,285

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters and six month periods ended September 30, 2015, and 2014. No stock options were exercised in the six month period ended September 30, 2015 and approximately six thousand stock options were exercised in the six month period ended September 30, 2014.

Note 12. Income Taxes

During the quarter ended September 30, 2015, the Company recognized $1.4 million of income tax expense from continuing operations which is comprised of $1.3 million of income tax expense related to foreign operations and $0.1 million of state income tax expense. Income tax expense for the six month period ended September 30, 2015 was $1.2 million which is comprised of $1.6 million related to income taxes for foreign operations, a $0.6 million federal income tax benefit due to the reduction in the U.S. valuation allowance associated with the the acquisition of IntelliData, and $0.2 million of state income tax expense.

The Company incurred $2.6 million and $3.9 million of income tax expense related to income taxes from continuing foreign operations during the quarter and six month periods ended September 30, 2014, respectively. In addition, the Company incurred $1.0 million and $1.9 million of income tax expense related to the net income (loss) from discontinued operations for the quarter and six month periods ended September 30, 2014, respectively.

There was no U.S. federal income tax benefit from net operating losses for the quarter and six month periods ended September 30, 2015 and 2014 due to a valuation allowance recorded on deferred tax assets.

Note 13. Basic and Diluted Net Income (Loss) Per Common Share

The following table presents basic earnings per share ("EPS") and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$7,194	$7,730	$(29,856)	$(2,753)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $1,017, $0 and $1,935 respectively	—	(1,400)	—	5,543
Net income (loss)	$7,194	$6,330	$(29,856)	$2,790
Denominator:
Weighted-average shares outstanding:
Basic	45,767	45,400	45,660	45,337
Assumed conversion of employee stock grants	217	430	—	463
Assumed conversion of warrants	4,020	6,691	—	6,762
Diluted	50,004	52,521	45,660	52,562
Net income (loss) per basic share:
Income (loss) from continuing operations	$0.16	$0.17	$(0.65)	$(0.06)
Income (loss) from discontinued operations	$—	$(0.03)	$—	$0.12
Net income (loss)	$0.16	$0.14	$(0.65)	$0.06

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.14	$0.15	$(0.65)	$(0.05)
Income (loss) from discontinued operations	$—	$(0.03)	$—	$0.11
Net income (loss)	$0.14	$0.12	$(0.65)	$0.06

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Assumed conversion of employee stock grants	3,942	1,001	3,507	1,030
Assumed conversion of warrants	—	—	5,305	—

Note 14: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
The balance sheet classifications and fair value of derivative instruments as of September 30, 2015 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value (1)	Balance Sheet Caption	Fair Value (1)
Foreign exchange contracts	Prepaid and other assets	$—	Accrued expenses	$2,714
______________________________________________________________________________
(1) Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.
Unrealized gains and losses associated with the change in value of these financial instruments are recorded in AOCI. The pre-tax impact on AOCI related to the change in value of these financial instruments is as follows (amounts in thousands):

	Three Month Period Ended September 30, 2015	Six Month Period Ended September 30, 2015
Beginning of fiscal period	$(1,944)	$1,003
Current fiscal period unrealized gain (loss) related to the change in value of the financial instruments	(1,742)	(5,193)
Reclassifications to net income of previously deferred (gains) losses	972	1,476
Net change in AOCI related to financial instruments	(770)	(3,717)
End of fiscal period	$(2,714)	$(2,714)
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

The impacts on the Consolidated Statement of Operations for the three and six month periods ended September 30, 2015 are as follows (amounts in thousands):

Impact of Foreign Exchange Contracts on Condensed Consolidated Statement of Operations
Statement Caption	Three Month Period Ended September 30, 2015	Six Month Period Ended September 30, 2015
Net Sales	$(439)	$(789)
Operating costs and expenses:
Cost of sales	$(533)	$(687)
Total operating costs and expenses	$(533)	$(687)
Operating income (loss)	$(972)	$(1,476)

Hedging Foreign Currencies
Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $36.7 million in peso contracts (notional value) outstanding at September 30, 2015.
Certain expenditures at the Company's Mexican facilities are paid in Japanese yen. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than six months, to buy Japanese yen for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $6.1 million in yen contracts (notional value) outstanding at September 30, 2015.
Certain sales are made in euros. In order to hedge a portion of these forecasted cash flows, management purchases foreign exchange contracts, with terms generally less than six months, to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated hedges at inception and monitored for effectiveness on a routine basis. There were no euro contracts outstanding at September 30, 2015, as the euro hedge program has ended.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Note 15. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters and six month periods ended September 30, 2015 and 2014.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of September 30, 2015 and March 31, 2015.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 42% and 45% of the Company’s net sales in the six month periods ended September 30, 2015 and 2014, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.

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

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
September 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$22,035	$14,640	$—	$37,315
Accounts receivable, net	—	37,137	55,962	—	93,099
Intercompany receivable	319,224	420,349	178,985	(918,558)	—
Inventories, net	—	125,696	57,971	—	183,667
Prepaid expenses and other	3,168	22,848	19,425	(3,013)	42,428
Deferred income taxes	—	3,994	4,939	—	8,933
Total current assets	323,032	632,059	331,922	(921,571)	365,442
Property and equipment, net	278	98,369	146,706	—	245,353
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	28,034	6,248	—	34,282
Investment in NEC TOKIN	—	42,156	—	—	42,156
Investments in subsidiaries	382,730	429,863	30,285	(842,878)	—
Restricted cash	—	1,849	—	—	1,849
Deferred income taxes	—	855	4,241	—	5,096
Other assets	3,426	316	699	—	4,441
Long-term intercompany receivable	66,420	40,765	1,089	(108,274)	—
Total assets	$775,886	$1,314,560	$521,190	$(1,872,723)	$738,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,000	$2,000	$—	$5,000
Accounts payable	18	37,756	32,334	—	70,108
Intercompany payable	271,488	573,539	73,531	(918,558)	—
Accrued expenses	17,013	17,208	22,957	—	57,178
Income taxes payable and deferred income taxes	—	3,013	—	(3,013)	—
Total current liabilities	288,519	634,516	130,822	(921,571)	132,286
Long-term debt, less current portion	357,095	20,981	12,000	—	390,076
Other non-current obligations	—	24,249	54,717	—	78,966
Deferred income taxes	—	6,236	1,077	—	7,313
Long-term intercompany payable	—	66,420	41,854	(108,274)	—
Stockholders’ equity	130,272	562,158	280,720	(842,878)	130,272
Total liabilities and stockholders’ equity	$775,886	$1,314,560	$521,190	$(1,872,723)	$738,913

Condensed Consolidating Balance Sheet (1)
March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$33,094	$22,628	$—	$56,362
Accounts receivable, net	—	35,535	55,322	—	90,857
Intercompany receivable	321,233	403,557	195,518	(920,308)	—
Inventories, net	—	119,221	52,622	—	171,843
Prepaid expenses and other	3,191	21,134	20,164	(2,986)	41,503
Deferred income taxes	—	5,031	5,731	—	10,762
Total current assets	325,064	617,572	351,985	(923,294)	371,327
Property and equipment, net	293	100,844	148,504	—	249,641
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	26,998	6,284	—	33,282
Investment in NEC TOKIN	—	45,016	—	—	45,016
Investments in subsidiaries	401,062	423,737	30,285	(855,084)	—
Restricted cash	—	1,775	—	—	1,775
Deferred income taxes	—	971	4,140	—	5,111
Other assets	4,088	6,049	919	—	11,056
Long-term intercompany receivable	63,788	39,151	1,088	(104,027)	—
Total assets	$794,295	$1,297,697	$543,205	$(1,882,405)	$752,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$500	$462	$—	$962
Accounts payable	47	36,565	33,173	—	69,785
Intercompany payable	254,852	578,318	87,138	(920,308)	—
Accrued expenses	17,253	16,644	26,559	—	60,456
Income taxes payable and deferred income taxes	—	2,928	1,075	(2,986)	1,017
Total current liabilities	272,152	634,955	148,407	(923,294)	132,220
Long-term debt, less current portion	357,461	20,948	12,000	—	390,409
Other non-current obligations	—	2,987	54,144	—	57,131
Deferred income taxes	—	7,272	1,078	—	8,350
Long-term intercompany payable	—	63,789	40,238	(104,027)	—
Stockholders’ equity	164,682	567,746	287,338	(855,084)	164,682
Total liabilities and stockholders’ equity	$794,295	$1,297,697	$543,205	$(1,882,405)	$752,792

(1) Derived from audited financial statements.

Condensed Consolidating Statement of Operations
For the Quarter Ended September 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$222,770	$175,473	$(212,120)	$186,123
Operating costs and expenses:
Cost of sales	521	173,470	167,722	(198,396)	143,317
Selling, general and administrative expenses	8,906	16,511	11,255	(13,724)	22,948
Research and development	66	4,218	1,868	—	6,152
Restructuring charges	—	941	(918)	—	23
Net (gain) loss on sales and disposals of assets	(7)	(400)	103	—	(304)
Total operating costs and expenses	9,486	194,740	180,030	(212,120)	172,136
Operating income (loss)	(9,486)	28,030	(4,557)	—	13,987
Non-operating (income) expense:
Interest income	—	—	(3)	—	(3)
Interest expense	9,465	265	81	—	9,811
Change in value of NEC TOKIN options	—	(2,200)	—	—	(2,200)
Other (income) expense, net	(8,466)	9,265	(2,890)	—	(2,091)
Equity in earnings of subsidiaries	(17,679)	—	—	17,679	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	7,194	20,700	(1,745)	(17,679)	8,470
Income tax expense (benefit)	—	123	1,315	—	1,438
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	7,194	20,577	(3,060)	(17,679)	7,032
Equity income (loss) from NEC TOKIN	—	162	—	—	162
Income (loss) from continuing operations	7,194	20,739	(3,060)	(17,679)	7,194
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$7,194	$20,739	$(3,060)	$(17,679)	$7,194

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended September 30, 2015
(Unaudited)

Comprehensive income (loss)	$7,277	$16,222	$(7,330)	$(17,679)	$(1,510)

Condensed Consolidating Statement of Operations
For the Quarter Ended September 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$57	$250,019	$198,983	$(233,766)	$215,293
Operating costs and expenses:
Cost of sales	561	211,328	175,839	(218,190)	169,538
Selling, general and administrative expenses	13,056	15,071	12,959	(15,576)	25,510
Research and development	140	4,247	1,951	—	6,338
Restructuring charges	—	192	1,495	—	1,687
Net (gain) loss on sales and disposals of assets	(9)	43	(584)	—	(550)
Total operating costs and expenses	13,748	230,881	191,660	(233,766)	202,523
Operating income (loss)	(13,691)	19,138	7,323	—	12,770
Non-operating (income) expense:
Interest income	—	—	(3)	—	(3)
Interest expense	9,726	263	298	—	10,287
Change in value of NEC TOKIN options	—	(6,600)	—	—	(6,600)
Other (income) expense, net	(12,975)	15,955	(3,975)	—	(995)
Equity in earnings of subsidiaries	(16,772)	—	—	16,772	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	6,330	9,520	11,003	(16,772)	10,081
Income tax expense (benefit)	—	210	2,373	—	2,583
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	6,330	9,310	8,630	(16,772)	7,498
Equity income (loss) from NEC TOKIN	—	232	—	—	232
Income (loss) from continuing operations	6,330	9,542	8,630	(16,772)	7,730
Income (loss) from discontinued operations	—	593	(1,993)	—	(1,400)
Net income (loss)	$6,330	$10,135	$6,637	$(16,772)	$6,330

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended September 30, 2014
(Unaudited)

Comprehensive income (loss)	$(44)	$14,431	$(1,933)	$(16,772)	$(4,318)

Condensed Consolidating Statement of Operations
For the Six Month Period Ended September 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$444,540	$357,073	$(427,900)	$373,713
Operating costs and expenses:
Cost of sales	699	354,984	333,952	(398,441)	291,194
Selling, general and administrative expenses	18,722	39,990	24,125	(29,459)	53,378
Research and development	(53)	8,602	3,877	—	12,426
Restructuring charges	—	1,456	391	—	1,847
Net (gain) loss on sales and disposals of assets	(7)	(753)	398	—	(362)
Total operating costs and expenses	19,361	404,279	362,743	(427,900)	358,483
Operating income (loss)	(19,361)	40,261	(5,670)	—	15,230
Non-operating (income) expense:
Interest income	—	—	(6)	—	(6)
Interest expense	18,934	598	292	—	19,824
Change in value of NEC TOKIN options	—	27,000	—	—	27,000
Other (income) expense, net	(17,553)	17,068	(690)	—	(1,175)
Equity in earnings of subsidiaries	9,114	—	—	(9,114)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(29,856)	(4,405)	(5,266)	9,114	(30,413)
Income tax expense (benefit)	—	(364)	1,554	—	1,190
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(29,856)	(4,041)	(6,820)	9,114	(31,603)
Equity income (loss) from NEC TOKIN	—	1,747	—	—	1,747
Income (loss) from continuing operations	(29,856)	(2,294)	(6,820)	9,114	(29,856)
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$(29,856)	$(2,294)	$(6,820)	$9,114	$(29,856)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Month Period Ended September 30, 2015
(Unaudited)

Comprehensive income (loss)	$(27,224)	$(11,713)	$(6,624)	$9,114	$(36,447)

Condensed Consolidating Statement of Operations
For the Six Month Period Ended September 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$110	$505,596	$400,202	$(477,734)	$428,174
Operating costs and expenses:
Cost of sales	1,025	434,000	360,747	(446,310)	349,462
Selling, general and administrative expenses	24,145	32,223	25,345	(31,424)	50,289
Research and development	206	8,597	4,124	—	12,927
Restructuring charges	—	562	2,955	—	3,517
Net (gain) loss on sales and disposals of assets	(9)	230	(406)	—	(185)
Total operating costs and expenses	25,367	475,612	392,765	(477,734)	416,010
Operating income (loss)	(25,257)	29,984	7,437	—	12,164
Non-operating (income) expense:
Interest income	—	—	(6)	—	(6)
Interest expense	19,524	663	556	—	20,743
Change in value of NEC TOKIN options	—	(10,700)	—	—	(10,700)
Other (income) expense, net	(23,801)	27,499	(4,126)	—	(428)
Equity in earnings of subsidiaries	(23,770)	—	—	23,770	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	2,790	12,522	11,013	(23,770)	2,555
Income tax expense (benefit)	—	233	3,632	—	3,865
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	2,790	12,289	7,381	(23,770)	(1,310)
Equity income (loss) from NEC TOKIN	—	(1,443)	—	—	(1,443)
Income (loss) from continuing operations	2,790	10,846	7,381	(23,770)	(2,753)
Income (loss) from discontinued operations	—	104	5,439	—	5,543
Net income (loss)	$2,790	$10,950	$12,820	$(23,770)	$2,790

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Month Period Ended September 30, 2014
(Unaudited)

Comprehensive income (loss)	$(4,354)	$15,850	$3,815	$(23,770)	$(8,459)

Condensed
Consolidating Statement of Cash Flows
For the Six Month Period Ended September 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$575	$(6,284)	$(5,223)	$—	$(10,932)
Investing activities:
Capital expenditures	—	(4,630)	(4,638)	—	(9,268)
Proceeds from sale of assets	—	247	—	—	247
Acquisitions, net of cash received	—	(2,892)	—	—	(2,892)
Net cash used in investing activities	—	(7,275)	(4,638)	—	(11,913)
Financing activities:
Proceeds from revolving line of credit	—	6,000	2,000	—	8,000
Payments of revolving line of credit	—	(3,500)	—	—	(3,500)
Payments of long-term debt	—	—	(481)	—	(481)
Purchase of treasury stock	(575)	—	—	—	(575)
Net cash provided by (used in) financing activities	(575)	2,500	1,519	—	3,444
Net increase (decrease) in cash and cash equivalents	—	(11,059)	(8,342)	—	(19,401)
Effect of foreign currency fluctuations on cash	—	—	354	—	354
Cash and cash equivalents at beginning of fiscal period	640	33,094	22,628	—	56,362
Cash and cash equivalents at end of fiscal period	$640	$22,035	$14,640	$—	$37,315

Condensed Consolidating Statements of Cash Flows
For the Six Month Period Ended September 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$12,417	$4,666	$(15,489)	$—	$1,594
Investing activities:
Capital expenditures	—	(5,514)	(6,461)	—	(11,975)
Change in restricted cash	—	558	—	—	558
Proceeds from sale of assets	—	2,273	178	—	2,451
Proceeds from sale of discontinued operations	—	—	10,125	—	10,125
Net cash used in investing activities	—	(2,683)	3,842	—	1,159
Financing activities:
Proceeds from revolving line of credit	—	14,300	—	—	14,300
Payments of revolving line of credit	—	(7,500)	—	—	(7,500)
Deferred acquisition payments	(10,597)	(1,000)	—	—	(11,597)
Payments of long-term debt	(1,820)	—	(1,315)	—	(3,135)
Proceeds from exercise of stock options	25	—	—	—	25
Net cash provided by (used in) financing activities	(12,392)	5,800	(1,315)	—	(7,907)
Net increase (decrease) in cash and cash equivalents	25	7,783	(12,962)	—	(5,154)
Effect of foreign currency fluctuations on cash	—	1	(1,200)	—	(1,199)
Cash and cash equivalents at beginning of fiscal period	616	22,200	35,113	—	57,929
Cash and cash equivalents at end of fiscal period	$641	$29,984	$20,951	$—	$51,576

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

Goodwill

The Company's goodwill balances as of September 30, 2015 and March 31, 2015 were $40.3 million and $35.6 million, respectively. The most recent annual goodwill impairment test was performed for all reporting units as of January 1, 2015. The Company also performs Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. Due to an indicator of possible impairment related to a decline in our stock price, the Company completed an interim impairment test on goodwill and indefinite-lived intangible assets as of September 30, 2015. Consistent with the policy described in the 2015 Form 10-K, the Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the reporting unit. The Company also evaluated the indefinite-lived intangible assets, including trademarks with a carrying value of $7.2 million, associated with the reporting unit for impairment as of September 30, 2015 and concluded goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step 1 of the impairment test as the ratios of fair value of the assets to carrying value were 1.8:1 and 11.4:1 for goodwill and trademarks, respectively. A one percent increase or decrease in the discount rate used in the goodwill valuation would have resulted in changes in the fair value of $(13.2) million and $16.8 million, respectively, and a one percent increase or decrease in the discount rate used in the indefinite-lived assets valuation would have resulted in changes in the fair value of $(5.0) million and $17.6 million, respectively. Neither would have resulted in an impairment charge.

Long-Lived Assets
The decline in KEMET’s stock price is also a potential indication the carrying amount of certain long-lived asset groups might not be fully recoverable. Therefore, the Company tested long-lived assets for each of our reporting units for impairment as of September 30, 2015 and concluded that they were not impaired. Tests for the recoverability of a long-lived asset to be held and used are performed by comparing the carrying amount of the long-lived asset to the sum of the estimated future net undiscounted cash flows expected to be generated by the asset group. In estimating the future undiscounted cash flows, we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and hypothetical disposal (salvage value) of the asset group. These assumptions primarily include the average asset useful life and projections of sales and cost of sales over these asset lives. The Company will monitor the Film and Electrolytic long-lived assets in future periods as material changes in certain assumptions could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. This, in turn, could result in Film and Electrolytic not passing step 1 of the impairment test which would require the Company to perform a discounted cash flow analysis to determine the impairment amount (if any).
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

KEMET operates twenty production facilities in Europe, North America, and Asia, and employs approximately 9,300 employees worldwide. Commodity manufacturing has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the six month period ended September 30, 2015.  During the six month period ended September 30, 2015 we introduced 22,011 new products of which 428 were first to market. In addition, we continue to focus on specialty products which accounted for 40.9% of our revenue over this period.

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

Recent Developments and Trends

Net sales for the quarter ended September 30, 2015 of $186.1 million decreased $1.5 million or 0.8% from $187.6 million for the quarter ended June 30, 2015.  However, operating income of $14.0 million increased $12.7 million from operating income of $1.2 million for the quarter ended June 30, 2015.

The following items are reflected in the financial statements for the quarter and six month periods ended September 30, 2015:

Acquisition
On April 1, 2015 KEMET purchased IntelliData, Inc. ("IntelliData"), a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. As a KEMET vendor since 2000, IntelliData provided a variety of content automation and delivery tools and services. IntelliData was founded in 1999 by electronics industry executives. IntelliData's database and software products supported more than 560 electronic component manufacturers, delivering power and efficiency to design/selection, decision support, sales and marketing. The purchase price was $6.0 million plus an additional $0.1 million per a post-acquisition amendment. The Company preliminarily recorded goodwill of $4.7 million and amortizable intangibles of $1.8 million.

Equity Investment

KEC's First and Second Call Options (as defined in Note 6, "Investment in NEC TOKIN") to purchase additional capital stock of NEC TOKIN expired on April 30, 2015 without being exercised. From April 1, 2015 through May 31, 2018, NEC Corporation of Japan may exercise its Put Option, provided that KEC's payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement. The Company has marked these options to fair value and in the quarter and six month periods ended September 30, 2015 recognized a $2.2 million gain and a $27.0 million loss, respectively, which was included on the line item “Other (income) expense, net” in the Condensed Consolidated Statement of Operations. The line item "Other non-current obligations" on the Condensed Consolidated Balance Sheets includes $21.3 million as of September 30, 2015 related to the Put Option.

Restructuring

KEMET's various restructuring plans to make the Company more competitive by removing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company are nearing completion. We incurred $1.8 million in restructuring charges in the six month period ended September 30, 2015 including $1.1 million of personnel reduction costs and $0.7 million of manufacturing relocation costs.  The personnel reduction costs are comprised of the following: $0.6 million related a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.8 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.4 million for planned headcount reductions in Europe (primarily Landsberg, Germany) and $0.4 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe. These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy.  The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees.

Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction.  Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016.

 Outlook

For the third quarter of fiscal year 2016, we expect net sales to be within the $180 million to $187 million range, gross margin as a percentage of net sales to reflect an improvement of approximately 20 to 30 basis points and SG&A expense in the range of $21.5 million to $23.0 million.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended September 30, 2015 with the quarter ended September 30, 2014

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended September 30,
	2015	% to Total Sales	2014	% to Total Sales
Net sales	$186,123		$215,293
Gross margin	42,806	23.0%	45,755	21.3%
Selling, general and administrative expenses	22,948	12.3%	25,510	11.8%
Research and development	6,152	3.3%	6,338	2.9%
Restructuring charges	23	n.m.	1,687	0.8%
Net (gain) loss on sales and disposals of assets	(304)	(0.2)%	(550)	(0.3)%
Operating income (loss)	13,987	7.5%	12,770	5.9%

Interest income	(3)	n.m.	(3)	n.m.
Interest expense	9,811	5.3%	10,287	4.8%
Change in value of NEC TOKIN options	(2,200)	(1.2)%	(6,600)	(3.1)%
Other (income) expense, net	(2,091)	(1.1)%	(995)	(0.5)%
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	8,470	4.6%	10,081	4.7%
Income tax expense (benefit)	1,438	0.8%	2,583	1.2%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	7,032	3.8%	7,498	3.5%
Equity income (loss) from NEC TOKIN	162	0.1%	232	0.1%
Income (loss) from continuing operations	7,194	3.9%	7,730	3.6%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0 and $1,017, respectively	—	n.m.	(1,400)	(0.7)%
Net income (loss)	$7,194	3.9%	$6,330	2.9%
n.m. - not meaningful

Net Sales

Net sales for the quarter ended September 30, 2015 of $186.1 million decreased $29.2 million or 13.5% from $215.3 million for the quarter ended September 30, 2014. Solid Capacitors and Film and Electrolytic net sales decreased $21.7 million and $7.4 million, respectively. The decrease for Solid Capacitors primarily related to a decrease in net sales in North America and South America ("Americas") and Europe, Middle East and Africa ("EMEA"). In addition, net sales were unfavorably impacted by $4.0 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. For Film and Electrolytic, the decrease in net sales was unfavorably impacted by $6.0 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. In addition Film and Electrolytic net sales were unfavorably impacted by a decrease in average selling prices in the Americas and Asia and the Pacific Rim ("APAC") regions as well as declining volumes in the Americas region.

The following table reflects the percentage of net sales by region for the quarters ended September 30, 2015 and 2014:

	Quarters Ended September 30,
	2015	2014
Americas	31%	34%
EMEA	32%	32%
APAC	37%	34%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended September 30, 2015 and 2014:

	Quarters Ended September 30,
	2015	2014
Distributors	41%	44%
Electronics Manufacturing Services Providers ("EMS")	23%	18%
Original Equipment Manufacturers ("OEM")	36%	38%
	100%	100%

Gross Margin

Gross margin for the quarter ended September 30, 2015 of $42.8 million (23.0% of net sales) decreased $2.9 million or 6.4% from $45.8 million (21.3% of net sales) for the quarter ended September 30, 2014. Despite the decrease in net sales, gross margin as a percentage of net sales improved 170 basis points due to our restructuring efforts, cost reduction activities, vertical integration, and manufacturing process improvements as a result of our partnership with NEC TOKIN. Solid Capacitors gross margin decreased only $3.7 million or 8.6% despite a 13.3% decrease in net sales. Film and Electrolytic gross margin increased $0.8 million or 34.3%.

Selling, general and administrative expenses ("SG&A")

SG&A expenses of $22.9 million (12.3% of net sales) for the quarter ended September 30, 2015 decreased $2.6 million or 10.0% from $25.5 million (11.8% of net sales) for the quarter ended September 30, 2014. The decrease is attributable primarily to the following items: a $0.8 million decrease in legal and professional fees, a $0.7 million decrease in software expense, a $0.7 million decrease related to the change in the allocation of IT costs between SG&A and cost of goods sold following an internal usage study, a $0.5 million decrease in payroll and related expenses, and a $0.3 million decrease in depreciation expense. Partially offsetting these decreases was a $0.6 million increase in consulting and contractor expenses and a $0.2 million increase in non-income-related taxes.

Research and development ("R&D")

R&D expenses of $6.2 million (3.3% of net sales) for the quarter ended September 30, 2015 decreased $0.2 million or 2.9% compared to $6.3 million (2.9% of net sales) for the quarter ended September 30, 2014 primarily as a result of favorable foreign exchange rates.

Restructuring charges

Restructuring charges of $23 thousand for the quarter ended September 30, 2015 decreased $1.66 million or 98.6% from $1.69 million for the quarter ended September 30, 2014.

The Company incurred $23 thousand in restructuring charges in the quarter ended September 30, 2015 including a credit to personnel reduction costs of $0.4 million after giving effect to a $1.2 million reversal of a severance accrual in Italy.  The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees.  Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction.  Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016. This was partially offset by the following expenses: $0.5 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.2 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe. The Company also incurred $0.5 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

The Company incurred $1.7 million in restructuring charges in the quarter ended September 30, 2014 including $1.1 million of personnel reduction costs due to planned headcount reductions in Europe (primarily Landsberg, Germany) as we moved production to lower cost regions and $0.5 million of manufacturing relocation costs primarily due to the relocation of equipment from Landsberg, Germany to Suzhou, China and Pontecchio, Italy along with costs associated with the shut-down of the Tantalum production line in Evora, Portugal.

Operating income (loss)

Operating income of $14.0 million for the quarter ended September 30, 2015 improved $1.2 million from operating income of $12.8 million for the quarter ended September 30, 2014.  Operating income as a percentage of net sales improved 160 basis points which was primarily attributable to the following: a $2.6 million decrease in SG&A expenses, a $1.7 million decrease in restructuring charges, a $0.2 million decrease in R&D expenses and a 170 basis point improvement in gross margin as a percentage of net sales. These improvements were partially offset by a $0.2 decrease in the (gain) loss on sales and disposals of assets.

Non-operating (income) expense, net

Non-operating (income) expense, net was a net expense of $5.5 million for the quarter ended September 30, 2015 compared to a net expense of $2.7 million for the quarter ended September 30, 2014. The change is primarily attributable to a $2.2 million increase in the value of the NEC TOKIN options during the quarter ended September 30, 2015 compared to a $6.6 million increase in the value of the NEC TOKIN options during the quarter ended September 30, 2014. The unfavorable change in the NEC TOKIN options was partially offset by a $3.2 million foreign currency exchange gain during the quarter ended September 30, 2015 compared to a $1.4 million foreign currency exchange gain for the quarter ended September 30, 2014, which was due primarily to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar. Additionally, net interest expense decreased by $0.5 million during the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015 due primarily to a decrease in amortization of debt discounts and issuance costs.

Income taxes

Income tax expense from continuing operations of $1.4 million for the quarter ended September 30, 2015 decreased $1.1 million compared to income tax expense from continuing operations of $2.6 million for the quarter ended September 30, 2014.  During the quarter ended September 30, 2015, the income tax expense from continuing operations was comprised of a $1.3 million income tax expense from foreign operations and $0.1 million of state income tax expense.  During the quarter ended September 30, 2014, the Company incurred $2.6 million of income tax expense related to income taxes from continuing foreign operations.

There was no U.S. federal income tax benefit from net operating losses for the quarters and six month periods ended September 30, 2015 and 2014 due to a valuation allowance recorded on deferred tax assets.

Equity income (loss) from NEC TOKIN

Equity income related to our 34% economic interest in NEC TOKIN of $162.0 thousand for the quarter ended September 30, 2015 decreased $70.0 thousand compared to equity income of $232.0 thousand for the quarter ended September 30, 2014. The decrease is comprised of the following: a $1.3 million unfavorable change in the foreign exchange rates, a $0.4 million increase in incentive compensation and a $0.1 million increase in legal expenses relating to antitrust lawsuits. In addition, a $1.4 million gain on sale of an operating division was recorded for the quarter ended September 30, 2014; however, no such transactions occurred during the quarter ended September 30, 2015. Partially offsetting these unfavorable items were: $1.2 million decrease in business restructuring expenses, $1.0 million improvement in gross margin, a $0.3 million increase in income tax benefit, a $0.2 million refund from customs duty in the United States of America, a $0.2 million decrease in loss on disposed fixed assets, and a $0.1 million decrease in step up basis adjustments. The improvement in gross margin was driven primarily by sales mix improvement, improvements in manufacturing efficiencies, and a reduction of personnel costs.

Discontinued operations

Income from discontinued operations was $1.4 million for the quarter ended September 30, 2014 and related to the sale of the machinery division in April 2014. There was no activity related to discontinued operations in the quarter ended September 30, 2015.

Business Groups Comparison of the Quarter Ended September 30, 2015 with the Quarter Ended September 30, 2014

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended September 30, 2015 and 2014 (amounts in thousands):

	Quarters Ended September 30,
	2015	2014
Net sales:
Solid Capacitors	$141,284	$163,019
Film and Electrolytic	44,839	52,274
Total	$186,123	$215,293
Operating income (loss):
Solid Capacitors	$33,979	$38,386
Film and Electrolytic	2,217	(917)
Corporate	(22,209)	(24,699)
Total	$13,987	$12,770

Solid Capacitors

The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors business group for the quarters ended September 30, 2015 and 2014 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$85,447		$98,844
Ceramic product line net sales	55,837		64,175
Solid Capacitors net sales	$141,284		$163,019
Solid Capacitors operating income (loss)	$33,979	24.1%	$38,386	23.5%

Net sales

Solid Capacitors net sales of $141.3 million for the quarter ended September 30, 2015 decreased $21.7 million or 13.3% from $163.0 million for the quarter ended September 30, 2014. The decrease in net sales included a $4.0 million unfavorable impact from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.

The overall Solid Capacitors net sales decrease was driven primarily by decrease in net sales in the Americas and EMEA regions:

	Quarters Ended September 30,		Change in Net Sales
	2015	2014
Americas	$53.0	$64.8	$(11.8)
EMEA	29.9	37.4	(7.5)
APAC	58.4	60.8	(2.4)
Solid Capacitor net sales	$141.3	$163.0	$(21.7)

The Americas and EMEA decreases are comprised of decreases in both the OEM and distribution channels for certain Tantalum products unit sales volumes and commercial and specialty products for Ceramics.

 Segment operating income (loss)

Segment operating income of $34.0 million for the quarter ended September 30, 2015 decreased $4.4 million or 11.5% from $38.4 million in the quarter ended September 30, 2014, however operating income as a percentage of net sales improved 60 basis points. The decrease in operating income is primarily a result of a $3.7 million decrease in gross margin, a $0.4 million increase in restructuring charges and a $0.2 million increase in SG&A charges. Despite the $21.7 million decrease in net sales, our gross margin decreased only $3.7 million due to vertical integration, and manufacturing process improvements as a result of our partnership with NEC TOKIN.

Film and Electrolytic

The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended September 30, 2015 and 2014 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$44,839		$52,274
Operating income (loss)	2,217	4.9%	(917)	(1.8)%

Net sales

Film and Electrolytic net sales of $44.8 million for the quarter ended September 30, 2015 decreased $7.4 million or 14.2% from $52.3 million for the quarter ended September 30, 2014.  The decrease in net sales included a $6.0 million unfavorable impact from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar. Excluding the foreign exchange impact, net sales decreased by $1.4 million primarily in the APAC and Americas regions, the decrease was partially offset by improving net sales in the EMEA region.

Segment operating income (loss)

Segment operating income of $2.2 million for the quarter ended September 30, 2015 increased $3.1 million from a loss of $0.9 million in the quarter ended September 30, 2014 and operating income as a percentage of net sales improved 670 basis points.  The increase in segment operating income was attributable primarily to a $2.2 million decrease in restructuring charges and a $0.8 million improvement in gross margin driven by headcount reductions and manufacturing relocations previously completed as part of our restructuring plan and cost reduction activity across all plants.

Consolidated Comparison of the Six Month Period Ended September 30, 2015 with the Six Month Period Ended September 30, 2014

The following table sets forth the Condensed Consolidated Statements of Operations for the six month periods ended September 30, 2015 and 2014 (amounts in thousands):

	Six Month Periods Ended September 30,
	2015	% to Total Sales	2014	% to Total Sales
Net sales	$373,713		$428,174
Gross margin	82,519	22.1%	78,712	18.4%
Selling, general and administrative expenses	53,378	14.3%	50,289	11.7%
Research and development	12,426	3.3%	12,927	3.0%
Restructuring charges	1,847	0.5%	3,517	0.8%
Net (gain) loss on sales and disposals of assets	(362)	(0.1)%	(185)	n.m.
Operating income (loss)	15,230	4.1%	12,164	2.8%

Interest income	(6)	n.m.	(6)	n.m.
Interest expense	19,824	5.3%	20,743	4.8%
Change in value of NEC TOKIN options	27,000	7.2%	(10,700)	(2.5)%
Other (income) expense, net	(1,175)	(0.3)%	(428)	(0.1)%
Income (loss) from continuing operations before income taxes and equity income from NEC TOKIN	(30,413)	(8.1)%	2,555	0.6%
Income tax expense	1,190	0.3%	3,865	0.9%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(31,603)	(8.5)%	(1,310)	(0.3)%
Equity income (loss) from NEC TOKIN	1,747	0.5%	(1,443)	(0.3)%
Income (loss) from continuing operations	(29,856)	(8.0)%	(2,753)	(0.6)%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0 and $1,935, respectively	—	n.m.	5,543	1.3%
Net income (loss)	$(29,856)	(8.0)%	$2,790	0.7%
 n.m. - not meaningful

Net Sales

Net sales of $373.7 million for the six month period ended September 30, 2015 decreased $54.5 million or 12.7% from $428.2 million for the six month period ended September 30, 2014. The decrease is due primarily to a decrease in Solid Capacitors sales of $41.8 million driven by a decrease in net sales in the Americas and EMEA regions from the OEM and distributor channels which we believe is due to a general softening of the markets and distributor inventory corrections. Overall net sales of the Company showed a 4.3% decrease in unit sales volumes for the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014 and net sales were unfavorably impacted by $22.4 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The following table reflects the percentage of net sales by region for the six month periods ended September 30, 2015 and 2014:

	Six Month Periods Ended September 30,
	2015	2014
Americas	31%	33%
EMEA	32%	34%
APAC	37%	33%
	100%	100%

The following table reflects the percentage of net sales by channel for the six month periods ended September 30, 2015 and 2014:

	Six Month Periods Ended September 30,
	2015	2014
Distributors	42%	45%
EMS	22%	17%
OEM	36%	38%
	100%	100%

Gross Margin

Gross margin of $82.5 million (22.1% of net sales) for the six month period ended September 30, 2015 increased $3.8 million or 4.8% from $78.7 million (18.4% of net sales) for the six month period ended September 30, 2014 and gross margin as a percentage of net sales improved 370 basis points. The primary contributor to the increase was an improvement in gross margin for Film and Electrolytic of $7.7 million driven by the headcount reductions and manufacturing relocations previously completed as part of our restructuring plan and cost reduction actions across all plants. This improvement was partially offset by a decrease in Solid Capacitor gross margin of $3.9 million primarily due to the decrease in net sales.

Selling, General and Administrative Expenses

SG&A expenses of $53.4 million (14.3% of net sales) for the six month period ended September 30, 2015 increased $3.1 million or 6.1% compared to $50.3 million (11.7% of net sales) for the six month period ended September 30, 2014. The increase consists primarily of the following items: a $3.3 million increase in ERP integration and technology transition costs, a $1.8 million increase in consulting and contractor expenses, a $0.7 million increase in non-income-related taxes, a $0.5 million increase in payroll and related expenses, and a $0.2 million increase in legal and professional fees. Partially offsetting these increases was a $1.1 million decrease in software-related expenses, a $0.8 million decrease related to the change in the allocation of IT costs between SG&A and cost of goods sold following an internal usage study, a $0.6 million decrease in depreciation expense, a $0.6 million decrease in conferences and seminars, and a $0.4 million decrease in office and equipment rental expense.

Research and Development

R&D expenses of $12.4 million (3.3% of net sales) for the six month period ended September 30, 2015 decreased $0.5 million or 3.9% compared to $12.9 million (3.0% of net sales) for the six month period ended September 30, 2014 primarily as a result of favorable foreign exchange rates.

Restructuring Charges

Restructuring charges of $1.8 million for the six month period ended September 30, 2015 decreased $1.7 million or 47.5% from $3.5 million for the six month period ended September 30, 2014. Restructuring charges in the six month period ended September 30, 2015 included $1.1 million of personnel reduction costs comprised of the following: $0.6 million related a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.8 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.4 million for planned headcount reductions in Europe (primarily Landsberg, Germany) and $0.4 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe. These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy.  The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees.  Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction.  Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016. The Company also incurred $0.7 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

The Company incurred $3.5 million in restructuring charges in the six month periods ended September 30, 2014 including $1.3 million of personnel reduction costs. The personnel reductions were caused by planned headcount reductions in Europe (primarily Landsberg, Germany) ($1.0 million) and a global reduction of overhead ($0.3 million). The remaining $2.2 million included $0.7 million for manufacturing relocation costs primarily due to the relocation of equipment from Landsberg, Germany to Suzhou, China and Pontecchio, Italy and consolidation of manufacturing facilities within Italy and $1.3 million due to the shut-down of the Tantalum production line in Evora, Portugal.

Operating Income (Loss)

KEMET's operating income of $15.2 million for the six month period ended September 30, 2015, improved $3.1 million from the operating income of $12.2 million for the six month period ended September 30, 2014. The improvement is attributable primarily to a $3.8 million increase in gross margin, a $1.7 million decrease in restructuring charges, a $0.5 million decrease in R&D expenses and a $0.2 million increase in the gain on disposal of fixed assets. These improvements were partially offset by a $3.1 million increase in SG&A expense.

Non-operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $45.6 million for the six month period ended September 30, 2015, compared to an expense of $9.6 million for the six month period ended September 30, 2014.  The increase is primarily due to the recognition of a $27.0 million decrease in the value of the NEC TOKIN options for the six month period ended September 30, 2015 compared to a $10.7 million increase in the value of the NEC TOKIN options for the six month period ended September 30, 2014. Partially offsetting this increase was a $2.1 million foreign currency exchange gain during the six month period ended September 30, 2015 compared to a $0.8 million foreign currency exchange gain for the six month period ended September 30, 2014, which was primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar. In addition interest expense decreased $0.9 million for the six month period ended September 30, 2015 from the six month period ended September 30, 2014, which was primarily due to a decrease in amortization of debt discount and debt issuance costs.

Income Taxes

Income tax expense of $1.2 million for the six month period ended September 30, 2015 was comprised of $1.6 million related to income taxes for foreign operations, a $0.6 million federal income tax benefit from the acquisition of IntelliData and $0.2 million of state income tax expense. Income tax expense for the six month period ended September 30, 2014 was $3.9 million related to income taxes for foreign operations.

There was no U.S. federal income tax benefit from net operating losses for the six month periods ended September 30, 2015 and 2014 due to a valuation allowance on deferred tax assets.

Equity Income (Loss) from NEC TOKIN

Equity loss related to our 34% economic interest in NEC TOKIN improved by $3.2 million to income of $1.7 million for the six month period ended September 30, 2015 compared to a $1.4 million equity loss for the six month period ended September 30, 2014. The improvement is due primarily to: a $1.7 million improvement in gross margin, $1.2 million decrease in business restructuring expenses, a $0.8 million gain due to a lawsuit settlement, a $0.6 million decrease in step up basis adjustments, a $0.2 million decrease in R&D expense, a $0.2 million refund from customs duty in the United States of America, and a $0.2 million decrease in loss on disposed fixed assets. The improvement in gross margin was primarily driven by sales mix improvement, improvements in manufacturing efficiencies, and a reduction of personnel costs. Partially offsetting these favorable items were a $0.4 million increase in legal expenses relating to antitrust action lawsuits. In addition, a $1.4 million gain on sale of an operating division was recorded for the quarter ended September 30, 2014; however, no such transactions occurred during the quarter ended September 30, 2015.

Discontinued Operations

Film and Electrolytic completed the sale of its machinery division in April 2014, which resulted in a gain of $5.8 million on the sale of the business (after income tax expense), which was partially offset by a loss from machinery operations of $0.3 million during the six month period ended September 30, 2014, resulting in net income from discontinued operations of $5.5 million. There was no activity related to discontinued operations in the six month period ended September 30, 2015.

Business Groups Comparison of the Six Month Period Ended September 30, 2015 with the Six Month Period Ended September 30, 2014

The following table reflects each business group’s net sales and operating income (loss) for the six month periods ended September 30, 2015 and 2014 (amounts in thousands):

	Six Month Periods Ended September 30,
	2015	2014
Net sales:
Solid Capacitors	$280,961	$322,809
Film and Electrolytic	92,752	105,365
Total	$373,713	$428,174
Operating income (loss):
Solid Capacitors	$64,012	$68,120
Film and Electrolytic	2,929	(6,993)
Corporate	(51,711)	(48,963)
Total	$15,230	$12,164

Solid Capacitors

The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors business group for the six month periods ended September 30, 2015 and 2014 (amounts in thousands, except percentages):

	Six Month Periods Ended September 30,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$172,451		$196,787
Ceramic product line net sales	108,510		126,022
Solid Capacitors net sales	$280,961		$322,809
Solid Capacitors operating income (loss)	$64,012	22.8%	$68,120	21.1%

Net Sales

Solid Capacitors net sales of $281.0 million for the six month period ended September 30, 2015 decreased $41.8 million or 13.0% from $322.8 million for the six month period ended September 30, 2014.  Tantalum product line net sales of $172.5 million for the six month period ended September 30, 2015, decreased $24.3 million or 12.4% from $196.8 million for the six month period ended September 30, 2014. Ceramic net sales of $108.5 million for the six month period ended September 30, 2015 decreased $17.5 million or 13.9% from $126.0 million for the six month period ended September 30, 2014.

The overall Solid Capacitors net sales decrease was driven primarily by a decrease in net sales in the Americas and EMEA regions:

	Six Month Periods Ended September 30,		Change in Net Sales
	2015	2014
Americas	$103.4	$126.4	$(23.0)
EMEA	61.0	78.8	(17.8)
APAC	116.6	117.6	(1.0)
Solid Capacitors net sales	$281.0	$322.8	$(41.8)

The Americas and EMEA decreases are comprised of decreases in both the OEM and distribution channels for certain Tantalum products unit sales volumes and commercial and specialty products for Ceramics.

Segment Operating Income (Loss)

Segment operating income of $64.0 million for the six month period ended September 30, 2015 decreased $4.1 million or 6.0% from $68.1 million for the six month period ended September 30, 2014, however operating income as a percentage of net sales improved 170 basis points. The decrease in operating income was attributable primarily to a decrease in gross margin of $3.9 million and a $0.7 million increase in SG&A expenses, which were partially offset by a $0.6 million decrease in restructuring charges. Despite the $41.8 million decrease in net sales, our gross margin only decreased $3.9 million due to vertical integration, and manufacturing process improvements as a result of our partnership with NEC TOKIN.

Film and Electrolytic

The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the six month periods ended September 30, 2015 and 2014 (amounts in thousands, except percentages):

	Six Month Periods Ended September 30,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$92,752		$105,365
Operating income (loss)	2,929	3.2%	(6,993)	(6.6)%

Net Sales

Film and Electrolytic net sales of $92.8 million for the six month period ended September 30, 2015 decreased $12.6 million or 12.0% from $105.4 million for the six month period ended September 30, 2014. The decrease in net sales included a $13.6 million unfavorable impact from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Excluding the foreign exchange impact, net sales increased by $1.0 million primarily driven by the improved net sales in the EMEA region which were partially offset by decreased net sales in the APAC and in Americas regions.

Segment Operating Income (Loss)

Segment operating income of $2.9 million for the six month period ended September 30, 2015, improved $9.9 million or 141.9% from a segment operating loss of $7.0 million for the six month period ended September 30, 2014 and operating income as a percentage of net sales improved 980 basis points.  The increase was primarily attributable to a $7.7 million improvement in gross margin driven by the headcount reductions and manufacturing relocations previously completed as part of our restructuring plan and cost reduction actions across all plants. In addition we achieved the following improvements: a $1.5 million decrease in restructuring charges, a $0.3 million decrease in SG&A expenses, a $0.3 million increase in the gain on disposal of fixed assets and a $0.2 million decrease in R&D expenses.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.

10.5% Senior Notes

As of September 30, 2015 and March 31, 2015, we had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).

Revolving Line of Credit

As of September 30, 2015, the Company had the following activity and resulting balances under its revolving line of credit (amounts in millions, excluding percentages):

	As of March 31, 2015	For the six month period ended September 30, 2015		As of September 30, 2015
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility (3)	$21.5	$6.0	$3.5	$24.0	4.500%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (4)	12.0	—	—	12.0	2.875%	November 23, 2015
Singapore Borrowing 2 (3)	—	2.0	—	2.0	2.875%	January 11, 2016
Total Facilities	$33.5	$8.0	$3.5	$38.0
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
(2) For Singapore borrowings, London Interbank Offer Rate ("LIBOR"), plus a spread of 2.75%.
(3) The amounts that the Company plans to repay within a year are classified as current portion of long-term debt, $3.0 million of the U.S. Facility and the $2.0 million Singapore borrowings, as of September 30, 2015.
(4) The Company has the intent and ability to extend the due date on the Singapore borrowings beyond one year.
These were the only borrowings under the revolving line of credit as of September 30, 2015.

Short-term Liquidity

Unrestricted cash and cash equivalents as of September 30, 2015 of $37.3 million decreased $19.0 million from $56.4 million as of March 31, 2015. Our net working capital (current assets less current liabilities) as of September 30, 2015 was $233.2 million compared to $239.1 million as of March 31, 2015. Cash and cash equivalents held by our foreign subsidiaries totaled $14.6 million and $22.6 million at September 30, 2015 and March 31, 2015, respectively. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.

The decrease in cash in the first half of fiscal year 2016 related primarily to our semi-annual interest payment obligation of $18.6 million, a $12.7 million decrease in accounts payable and accrued expenses, a $10.5 million increase in inventories, and payment for a portion of our acquisition of IntelliData. Our current restructuring activities to improve our cost structure by relocating headcount to lower cost areas and vertically integrating our supply chain are nearing completion and we expect these efforts to be reflected as an improvement to our operating cash flows in future periods. Based on our current operating plans, we believe domestic cash and cash equivalents are sufficient to fund our operating requirements for the next twelve months, including $38.5 million in interest payments, $20.0 million to $25.0 million in expected capital expenditures, $3.0 million in deferred acquisition payments, $2.3 million in restructuring payments, and $5.0 million in debt principal payments. As of September 30, 2015, our borrowing capacity under the revolving line of credit was $18.6 million.  The revolving line of credit expires on December 19, 2019. The borrowing capacity has increased due to an improvement in the fixed charged coverage ratio and in increase in the eligible accounts receivable collateral.

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

Cash and cash equivalents decreased $19.0 million for the six month period ended September 30, 2015, as compared with a decrease of $6.4 million during the six month period ended September 30, 2014.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Six Month Periods Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(10,932)	$1,594
Net cash provided by (used in) investing activities	(11,913)	1,159
Net cash provided by (used in) financing activities	3,444	(7,907)
Effect of foreign currency fluctuations on cash	354	(1,199)
Net increase (decrease) in cash and cash equivalents	$(19,047)	$(6,353)

Operating

Cash used in operating activities in the six month period ended September 30, 2015 of $10.9 million increased $12.5 million compared to cash provided by operating activities of $1.6 million in the six month period ended September 30, 2014. The increase in the use of cash was primarily a result of an increase in inventory of $10.5 million in the six month period ended September 30, 2015 compared to a $3.8 million increase in the six month period ended September 30, 2014. The increase in inventory balances as of September 30, 2015 is primarily related to an increase of Film and Electrolytic’s inventory in preparation of the temporary shut-down of production lines in order to relocate the production lines and secondarily related to an overall decrease in net sales. Additionally, in the six month period ended September 30, 2015, an increase in accounts receivable used $2.3 million in cash compared to the six month period ended September 30, 2014, during which a decrease in accounts receivable generated $4.8 million in cash.

Partially offsetting the change in operating assets was a $5.9 million increase in operating cash flows in the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014 (changes in net income (loss) adjusted for the change in: depreciation and amortization, net (gain) loss on the sale of our discontinued operations, net cash provided by (used in) operating activities of our discontinued operations, equity (income) loss from NEC TOKIN, amortization of debt and financing costs, stock based compensation expense, change in value of NEC TOKIN options, net (gain) loss on sales and disposals of assets, pension and other post-retirement benefits, deferred income taxes, and long-term receivable write down). In addition, the change in operating liabilities resulted in a $8.2 million decrease in cash in the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014.

Investing

Cash used in investing activities in the six month period ended September 30, 2015 of $11.9 million increased by $13.1 million compared to cash provided by investing activities of $1.2 million in the six month period ended September 30, 2014.
Cash used in investing activities during the six month period ended September 30, 2015 included capital expenditures of $9.3 million primarily related to expanding capacity at our manufacturing facilities in Granna, Sweden and Suzhou, China and information technology projects in Simpsonville, South Carolina, and $2.9 million related to our acquisition of IntelliData and $0.2 million in proceeds from our sale of assets.
In comparison, cash provided by investing activities during the six month period ended September 30, 2014 included $10.1 million from the sale of discontinued operations, $2.5 million from the sale of other assets, and $0.6 million from restricted cash related to an agreement we had with an original equipment manufacturer, and were offset by $12.0 million used for capital expenditures primarily related to our new manufacturing facility in Pontecchio, Italy, and various information technology-related projects.
Financing

Cash provided by financing activities in the six month period ended September 30, 2015 of $3.4 million increased $11.4 million from cash used in financing activities of $7.9 million in the six month period ended September 30, 2014, primarily due to a decrease in deferred acquisition payments.

During the six month period ended September 30, 2015, we received $4.5 million in net proceeds under the Loan and Security Agreement, while spending $0.5 million for foreign subsidiary debt payments and $0.6 million for the purchase of treasury stock.
In comparison, during the six month period ended September 30, 2014, we received $6.8 million in net proceeds under the Loan and Security Agreement while spending $3.1 million for debt payments and making deferred acquisition payments of $11.6 million related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions.

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

The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Net sales	$186,123	$215,293	$373,713	$428,174
Cost of sales	$143,317	$169,538	$291,194	$349,462
Gross margin	$42,806	$45,755	$82,519	$78,712
Adjustments:
Plant start-up costs	187	1,114	382	2,761
Stock-based compensation expense	459	359	872	705
Plant shut-down costs	—	—	—	889
Inventory revaluation	—	(821)	—	1,855
Adjusted gross margin	$43,452	$46,407	$83,773	$84,922
	23.3%	21.6%	22.4%	19.8%

Non-U.S. GAAP Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Operating income (loss)	$13,987	$12,770	$15,230	$12,164
Adjustments:
Restructuring charges	23	1,687	1,847	3,517
Inventory revaluation	—	(821)	—	1,855
Net (gain) loss on sales and disposals of assets	(304)	(550)	(362)	(185)
Stock-based compensation expense	1,328	958	2,607	1,952
Legal expenses related to antitrust class actions	541	—	1,259	—
ERP integration/IT transition costs	282	409	4,651	1,304
Plant start-up costs	187	1,114	382	2,761
Plant shut-down costs	—	—	—	889
Pension plan adjustment	—	—	312	—
NEC TOKIN investment-related expenses	186	487	410	1,067
Adjusted operating income (loss)	$16,230	$16,054	$26,336	$25,324

Non-U.S. GAAP Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$7,194	$6,330	$(29,856)	$2,790
Adjustments:
Restructuring charges	23	1,687	1,847	3,517
Equity (income) loss from NEC TOKIN	(162)	(232)	(1,747)	1,443
Inventory revaluation	—	(821)	—	1,855
Net (gain) loss on sales and disposals of assets	(304)	(550)	(362)	(185)
Stock-based compensation expense	1,328	958	2,607	1,952
Legal expenses related to antitrust class actions	541	—	1,259	—
ERP integration/IT transition costs	282	409	4,651	1,304
Change in value of NEC TOKIN options	(2,200)	(6,600)	27,000	(10,700)
Plant start-up costs	187	1,114	382	2,761
Plant shut-down costs	—	—	—	889
Net foreign exchange (gain) loss	(3,171)	(1,351)	(2,122)	(824)
NEC TOKIN investment-related expenses	186	487	410	1,067
(Income) loss from discontinued operations	—	1,400	—	(5,543)
Amortization included in interest expense	217	583	437	1,247
Pension plan adjustment	—	—	312	—
Income tax effect of non-GAAP adjustments (1)	153	51	116	27
Adjusted net income (loss)	$4,274	$3,465	$4,934	$1,600
___________________
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Non-U.S. GAAP Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended September 30,		Six Month Periods Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$7,194	$6,330	$(29,856)	$2,790
Adjustments:
Interest expense, net	9,808	10,284	19,818	20,737
Income tax expense (benefit)	1,438	2,583	1,190	3,865
Depreciation and amortization	9,265	10,177	19,182	20,974
Restructuring charges	23	1,687	1,847	3,517
Legal expenses related to antitrust class actions	541	—	1,259	—
Equity (income) loss from NEC TOKIN	(162)	(232)	(1,747)	1,443
Inventory revaluation	—	(821)	—	1,855
Net (gain) loss on sales and disposals of assets	(304)	(550)	(362)	(185)
Stock-based compensation expense	1,328	958	2,607	1,952
ERP integration/IT transition costs	282	409	4,651	1,304
Change in value of NEC TOKIN options	(2,200)	(6,600)	27,000	(10,700)
Plant start-up costs	187	1,114	382	2,761
Plant shut-down costs	—	—	—	889
Net foreign exchange (gain) loss	(3,171)	(1,351)	(2,122)	(824)
NEC TOKIN investment-related expenses	186	487	410	1,067
Pension plan adjustment	—	—	312	—
(Income) loss from discontinued operations	—	1,400	—	(5,543)
Adjusted EBITDA	$24,415	$25,875	44,571	45,902

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

Impact of Recently Issued Accounting Standards

 New accounting standards adopted/issued

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts recognized in a business combination in the reporting period in which the adjustment amounts are determined. It also requires disclosure of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively revise comparative information for prior periods. ASU 2015-16 will be effective for interim and annual reporting periods beginning April 1, 2016. Early application is permitted. Upon adoption, the Company will apply the new standard to measurement period adjustments related to business acquisitions.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The ASU requires an entity that uses first-in, first-out or average cost to measure its inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for interim and annual reporting periods beginning April 1, 2017. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-11 on its operating results and financial position.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance is effective for the Company's fiscal year that begins on April 1, 2017 and interim periods within that fiscal year and requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company's fiscal year that begins on April 1, 2018 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early adoption is permitted, but not before Company's fiscal year that begins on April 1, 2017 (the original effective date of the ASU). We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3. Legal Proceedings” of our 2015 Annual Report includes a discussion of our legal proceedings.  There have been no material changes from the legal proceedings described in our 2015 Annual Report. See Note 6, "Investment in NEC TOKIN."

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2015 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchase of shares of our common stock during the quarter ended September 30, 2015 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 to July 31, 2015	10	$2.24	—	—
August 1 to August 31, 2015	—	—	—	—
September 1 to September 30, 2015	—	—	—	—
Total for Quarter Ended September 30, 2015	10	$2.24

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and six month periods ended September 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2015, (iii) Condensed Consolidated

Statements of Cash Flows for the six month periods ended September 30, 2015, and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2015
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and six month periods ended September 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2015, and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.