Form 10-Q
period 2015-12-31
KEMET CORP
filed 2016-02-02
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of January 29, 2016 was 45,859,263.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended December 31, 2015

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$43,158	$56,362
Accounts receivable, net	89,285	90,857
Inventories, net	175,078	171,843
Prepaid expenses and other	31,051	41,503
Deferred income taxes	9,734	10,762
Total current assets	348,306	371,327
Property, plant and equipment, net of accumulated depreciation of $810,373 and $804,286 as of December 31, 2015 and March 31, 2015, respectively	236,347	249,641
Goodwill	40,294	35,584
Intangible assets, net	33,571	33,282
Investment in NEC TOKIN	35,795	45,016
Deferred income taxes	4,398	5,111
Other assets	8,264	12,831
Total assets	$706,975	$752,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$962
Accounts payable	63,665	69,785
Accrued expenses	44,529	60,456
Income taxes payable and deferred income taxes	856	1,017
Total current liabilities	114,050	132,220
Long-term debt, less current portion	389,887	390,409
Other non-current obligations	70,921	57,131
Deferred income taxes	7,707	8,350
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at December 31, 2015 and March 31, 2015	465	465
Additional paid-in capital	452,764	461,191
Retained deficit	(284,337)	(245,881)
Accumulated other comprehensive income	(33,687)	(28,796)
Treasury stock, at cost (648 and 1,056 shares at December 31, 2015 and March 31, 2015, respectively)	(10,795)	(22,297)
Total stockholders’ equity	124,410	164,682
Total liabilities and stockholders’ equity	$706,975	$752,792

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Net sales	$177,184	$201,310	$550,897	$629,484
Operating costs and expenses:
Cost of sales	138,436	156,842	429,630	506,304
Selling, general and administrative expenses	22,278	23,374	75,656	73,663
Research and development	6,134	6,303	18,560	19,230
Restructuring charges	1,714	6,063	3,561	9,580
Net (gain) loss on sales and disposals of assets	129	(574)	(233)	(759)
Total operating costs and expenses	168,691	192,008	527,174	608,018
Operating income (loss)	8,493	9,302	23,723	21,466
Non-operating (income) expense:
Interest income	(4)	(5)	(10)	(11)
Interest expense	9,852	9,938	29,676	30,681
Change in value of NEC TOKIN options	(700)	(2,500)	26,300	(13,200)
Other (income) expense, net	(1,320)	(1,201)	(2,495)	(1,629)
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	665	3,070	(29,748)	5,625
Income tax expense (benefit)	2,760	1,359	3,950	5,224
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(2,095)	1,711	(33,698)	401
Equity income (loss) from NEC TOKIN	(6,505)	1,367	(4,758)	(76)
Income (loss) from continuing operations	(8,600)	3,078	(38,456)	325
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $41, $0 and $1,976 respectively	—	(164)	—	5,379
Net income (loss)	$(8,600)	$2,914	$(38,456)	$5,704
Net income (loss) per basic share:
Net income (loss) from continuing operations	$(0.19)	$0.07	$(0.84)	$0.01
Net income (loss) from discontinued operations	$—	$—	$—	$0.12
Net income (loss)	$(0.19)	$0.07	$(0.84)	$0.13

Net income (loss) per diluted share:
Net income (loss) from continuing operations	$(0.19)	$0.06	$(0.84)	$0.01
Net income (loss) from discontinued operations	$—	$—	$—	$0.10
Net income (loss)	$(0.19)	$0.06	$(0.84)	$0.11

Weighted-average shares outstanding:
Basic	46,081	45,407	45,953	45,360
Diluted	46,081	52,228	45,953	52,549

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Net income (loss)	$(8,600)	$2,914	$(38,456)	$5,704
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(6,121)	(5,743)	(4,722)	(20,502)
Defined benefit pension plans, net of tax impact	6,910	86	7,322	227
Post-retirement plan adjustments	96	(36)	17	(140)
Equity interest in NEC TOKIN's other comprehensive income (loss)	143	2,615	(4,463)	6,088
Foreign exchange contracts	672	—	(3,045)	—
Other comprehensive income (loss)	1,700	(3,078)	(4,891)	(14,327)
Total comprehensive income (loss)	$(6,900)	$(164)	$(43,347)	$(8,623)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Month Periods Ended December 31,
	2015	2014
Net income (loss)	$(38,456)	$5,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(5,644)
Net cash provided by (used in) operating activities of discontinued operations	—	(679)
Depreciation and amortization	28,856	30,694
Equity (income) loss from NEC TOKIN	4,758	76
Non-cash debt and financing costs	649	1,570
(Gain) loss on early extinguishment of debt	—	(1,003)
Stock-based compensation expense	3,761	3,184
Long-term receivable write down	24	27
Change in value of NEC TOKIN options	26,300	(13,200)
Net (gain) loss on sales and disposals of assets	(233)	(759)
Pension and other post-retirement benefits	652	87
Change in deferred income taxes	735	1,276
Change in operating assets	4,762	(208)
Change in operating liabilities	(32,891)	(24,732)
Other	526	337
Net cash provided by (used in) operating activities	(557)	(3,270)
Investing activities:
Capital expenditures	(14,120)	(17,474)
Acquisitions, net of cash received	(2,892)	—
Proceeds from sale of assets	898	4,540
Change in restricted cash	—	11,509
Proceeds from sale of discontinued operations	—	9,564
Net cash provided by (used in) investing activities	(16,114)	8,139
Financing activities:
Proceeds from revolving line of credit	10,000	42,340
Payments on revolving line of credit	(5,500)	(14,342)
Deferred acquisition payments	—	(11,899)
Payments on long-term debt	(481)	(21,733)
Purchase of treasury stock	(691)	—
Proceeds from exercise of stock options	—	24
Net cash provided by (used in) financing activities	3,328	(5,610)
Net increase (decrease) in cash and cash equivalents	(13,343)	(741)
Effect of foreign currency fluctuations on cash	139	(1,606)
Cash and cash equivalents at beginning of fiscal period	56,362	57,929
Cash and cash equivalents at end of fiscal period	$43,158	$55,582

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and nine month periods ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted/issued

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 will be effective for interim and annual reporting periods beginning April 1, 2017. Early application is permitted.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts recognized in a business combination in the reporting period in which the adjustment amounts are determined. It also requires disclosure of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively revise comparative information for prior periods. ASU 2015-16 will be effective for interim and annual reporting periods beginning April 1, 2016. Early application is permitted. Upon adoption, the Company will apply the new standard to measurement period adjustments related to business acquisitions.

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

Restricted Cash

A bank guarantee in the amount of €1.5 million ($1.6 million) was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax (“VAT”) registration in The Netherlands. Accordingly, a deposit was placed with the European bank for €1.7 million ($1.8 million). While the deposit is in KEMET’s name, and KEMET receives all interest earned by this deposit, the deposit is pledged to the European bank, and the bank can use the funds if a valid claim against the bank guarantee is made. Restricted cash is included in the line item "Other assets" on the Condensed Consolidated Balance Sheets.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and March 31, 2015 are as follows (amounts in thousands):

	Carrying Value December 31,	Fair Value December 31,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2 (2)	Level 3	2015	2015	Level 1	Level 2 (2)	Level 3
Assets (Liabilities):
Money markets (1)	$738	$738	$738	$—	$—	$738	$738	$738	$—	$—
Total debt	(394,887)	(342,487)	(308,850)	(33,637)	—	(391,371)	(391,283)	(362,988)	(28,295)	—
NEC TOKIN options, net (3)	(20,600)	(20,600)	—	—	(20,600)	5,700	5,700	—	—	5,700
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)
See Note 6, Investment in NEC TOKIN, for a description of the NEC TOKIN options (of which the call options expired in the first quarter of fiscal year 2016).  The value of the options depend on the enterprise value of NEC TOKIN Corporation and its forecasted EBITDA over the duration of the options. The options have been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2015	$5,700
Change in value of NEC TOKIN options	(26,300)
December 31, 2015	$(20,600)

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2015	March 31, 2015
Raw materials and supplies	$81,953	$83,372
Work in process	50,437	52,759
Finished goods	59,673	53,211
	192,063	189,342
Inventory reserves	(16,985)	(17,499)
	$175,078	$171,843

Warrant

As of December 31, 2015 and March 31, 2015, 8.4 million shares were subject to the warrant (which expires June 30, 2019) held by K Equity, LLC.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters and nine month periods ended December 31, 2015 and 2014. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Discontinued Operations

The Film and Electrolytic business group ("Film and Electrolytic”) completed the sale of its machinery division in April 2014, which resulted in a gain of $5.6 million on the sale of the business (after income tax expense) partially offset by a loss from machinery operations of $0.3 million during the nine month period ended December 31, 2014 resulting in net income from discontinued operations of $5.4 million.

Net sales and operating income (loss) from the Company’s discontinued operation for the quarters and nine month periods ended December 31, 2015 and 2014 were (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$104
Operating income (loss)	—	—	—	(266)

Note 3. Debt

A summary of debt is as follows (amounts in thousands):

	December 31, 2015	March 31, 2015
10.5% Senior Notes, net of premium of $1,906 and $2,461 as of December 31, 2015 and March 31, 2015, respectively	$356,906	$357,461
Revolving line of credit	37,981	33,448
Other	—	462
Total debt	394,887	391,371
Current maturities	(5,000)	(962)
Total long-term debt	$389,887	$390,409

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2015 and 2014, consists of the following (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Contractual interest expense	$9,761	$9,648	$29,332	$29,212
Capitalized interest	(163)	(82)	(439)	(237)
Amortization of debt issuance costs	348	267	1,044	1,132
Amortization of debt (premium) discount	(188)	(108)	(554)	(234)
Imputed interest on acquisition-related obligations	52	163	159	672
Interest expense on capital lease	42	50	134	136
Total interest expense	$9,852	$9,938	$29,676	$30,681

Revolving Line of Credit

The Company had the following activity for the nine month period ended December 31, 2015 and resulting balances under the revolving line of credit (amounts in millions, excluding percentages):

	March 31, 2015	Nine Month Period Ended December 31, 2015		December 31, 2015
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility (3)	$21.5	$8.0	$5.5	$24.0	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (4)	12.0	—	—	12.0	3.000%	February 22, 2016
Singapore Borrowing 2 (4)	—	2.0	—	2.0	3.125%	April 11, 2016
Total Facilities	$33.5	$10.0	$5.5	$38.0

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
(2) For Singapore borrowings, London Interbank Offer Rate ("LIBOR"), plus a spread of 2.50% as of December 31, 2015.
(3) The Company plans to repay a portion of the U.S. Facility within a year and has classified $5.0 million as current portion of long-term debt as of December 31, 2015.
(4) The Company has the intent and ability to extend the due date on the Singapore borrowings beyond one year.

As of December 31, 2015, these were the only borrowings under the revolving line of credit, and the Company's available borrowing capacity under the Loan and Security Agreement was $22.0 million. The borrowing capacity has increased due to an improvement in the fixed charged coverage ratio and an increase in the eligible accounts receivable collateral.

10.5% Senior Notes

As of December 31, 2015 and March 31, 2015, the Company had outstanding $355 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).  The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $6.2 million as of December 31, 2015 and March 31, 2015.

Note 4. Restructuring Charges

KEMET's various restructuring plans to make the Company more competitive by reducing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company are nearing completion.

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and nine month periods ended December 31, 2015 and 2014, is as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Personnel reduction costs	$795	$5,889	$1,905	$7,183
Manufacturing relocation costs	$919	$174	$1,656	$2,397
Total restructuring charges	$1,714	$6,063	$3,561	$9,580

Quarter Ended December 31, 2015

The Company incurred $1.7 million in restructuring charges in the quarter ended December 31, 2015 including $0.8 million in personnel reduction costs and $0.9 million in manufacturing relocation costs.

The personnel reduction costs of $0.8 million are due primarily to $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico, $0.1 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.1 million for overhead reductions in North America and Europe.

The manufacturing relocation costs of $0.9 million are due primarily to $0.9 million related to transfers of Film and Electrolytic production lines to lower cost regions.

Nine Month Period Ended December 31, 2015

The Company incurred $3.6 million in restructuring charges in the nine month period ended December 31, 2015 including $1.9 million of personnel reduction costs and $1.7 million of manufacturing relocation costs.

The personnel reduction costs of $1.9 million are comprised of the following: $0.6 million related to a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.9 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico, $0.4 million for planned headcount reductions in Europe (primarily Landsberg, Germany) and $0.6 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe. These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy. The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees.  Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction.  Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016.

The Company also incurred $1.7 million of manufacturing relocation costs primarily for transfers of Film and Electrolytic production lines to lower cost regions.

Quarter Ended December 31, 2014

The Company incurred $6.1 million in restructuring charges in the quarter ended December 31, 2014 including $5.9 million of personnel reduction costs due to the following: $4.0 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines to lower cost regions, $1.4 million for outsourcing of the Company's information technology function and overhead reductions in North America and Europe, and $0.5 million related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico. The Company also incurred $0.2 million of manufacturing relocation costs primarily due to the relocation of equipment to Suzhou, China and Skopje, Macedonia.

Nine Month Period Ended December 31, 2014

The Company incurred $9.6 million in restructuring charges in the nine month period ended December 31, 2014 including $7.2 million of personnel reduction costs due to the following: $5.2 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines to lower cost regions, $1.4 million for outsourcing of the Company's information technology function and overhead reductions in North America and Europe, and $0.6 million related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico. The remaining $2.4 million of manufacturing relocation costs was comprised of $1.1 million related to the relocation of equipment to Suzhou, China and Skopje, Macedonia and $1.3 million due to the shut-down of the Tantalum production line in Evora, Portugal.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and nine month periods ended December 31, 2015 and 2014 are as follows (amounts in thousands):

	Quarter Ended December 31, 2015		Quarter Ended December 31, 2014
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$2,279	$—	$3,026	$—
Costs charged to expense	795	919	5,889	174
Costs paid or settled	(1,209)	(919)	(1,982)	(174)
Change in foreign exchange	(43)	—	(207)	—
End of period	$1,822	$—	$6,726	$—

	Nine Month Period Ended December 31, 2015		Nine Month Period Ended December 31, 2014
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$7,239	$—	$6,217	$—
Costs charged to expense	1,905	1,656	7,183	2,397
Costs paid or settled	(7,492)	(1,656)	(6,169)	(2,397)
Change in foreign exchange	170	—	(505)	—
End of period	$1,822	$—	$6,726	$—

Note 5. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) ("AOCI") for the quarters ended December 31, 2015 and 2014 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2015	$(10,733)	$(19,951)	$1,080	$(3,069)	$(2,714)	$(35,387)
Other comprehensive income (loss) before reclassifications	(6,121)	6,663	—	143	(1,096)	(411)
Amounts reclassified out of AOCI	—	247	96	—	1,768	2,111
Other comprehensive income (loss)	(6,121)	6,910	96	143	672	1,700
Balance at December 31, 2015	$(16,854)	$(13,041)	$1,176	$(2,926)	$(2,042)	$(33,687)

	Foreign Currency Translation (3)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$8,576	$(7,245)	$1,360	$4,244	$—	$6,935
Other comprehensive income (loss) before reclassifications	(5,743)	—	—	2,615	—	(3,128)
Amounts reclassified out of AOCI	—	86	(36)	—	—	50
Other comprehensive income (loss)	(5,743)	86	(36)	2,615	—	(3,078)
Balance at December 31, 2014	2,833	$(7,159)	$1,324	$6,859	$—	$3,857

Changes in AOCI for the nine month periods ended December 31, 2015 and 2014 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(12,132)	$(20,363)	$1,159	$1,537	$1,003	$(28,796)
Other comprehensive income (loss) before reclassifications	(4,722)	6,663	—	(4,463)	(6,289)	(8,811)
Amounts reclassified out of AOCI	—	659	17	—	3,244	3,920
Other comprehensive income (loss)	(4,722)	7,322	17	(4,463)	(3,045)	(4,891)
Balance at December 31, 2015	$(16,854)	$(13,041)	$1,176	$(2,926)	$(2,042)	$(33,687)

	Foreign Currency Translation (3)	Defined Benefit Pension Plans, Net of Tax (2)	Post-Retirement Benefit Plans	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$23,335	$(7,386)	$1,464	$771	$—	$18,184
Other comprehensive income (loss) before reclassifications	(20,502)	—	—	6,088	—	(14,414)
Amounts reclassified out of AOCI	—	227	(140)	—	—	87
Other comprehensive income (loss)	(20,502)	227	(140)	6,088	—	(14,327)
Balance at December 31, 2014	2,833	$(7,159)	$1,324	$6,859	$—	$3,857

(1)
Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter and nine month periods ended December 31, 2015.

(2)	Ending balance is net of tax of $2.2 million as of December 31, 2015 and December 31, 2014.

(3)
Due primarily to the Company’s permanent re-investment assertion relating to foreign earnings, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter and nine month periods ended December 31, 2014. Subsequent to fiscal year 2014, the Company no longer asserts permanent re-investment of foreign earnings.

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

The Company has marked these options to fair value and in the quarter and nine month periods ended December 31, 2015 recognized a $0.7 million gain and a $26.3 million loss, respectively, which was included on the line item “Change in value of the NEC TOKIN options” in the Condensed Consolidated Statement of Operations. The line item "Other non-current obligations" on the Condensed Consolidated Balance Sheets includes $20.6 million as of December 31, 2015 and the line item “Other assets” on the Condensed Consolidated Balance Sheets includes $5.7 million as of March 31, 2015, related to the respective fair value of the options. The option's valuation changed to a liability position during the nine month period ended December 31, 2015 due to the expiration of the First and Second Call Options on April 30, 2015 without being exercised.

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

Summarized financial information for NEC TOKIN follows (amounts in thousands):

	December 31, 2015	March 31, 2015
Current assets	$227,489	$223,495
Non-current assets	255,509	273,785
Current liabilities	153,103	143,523
Non-current liabilities	296,759	296,873

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Sales	$111,594	$119,841	$343,686	$371,926
Gross profit	24,610	26,162	74,333	79,227
Net income (loss) (1)	(17,867)	5,628	(10,606)	4,928

______________________________________________________________________________
(1) The significant changes between the periods were due to the additional accrual of anti-trust litigation loss recorded during the quarter ended December 31, 2015 see discussion below.

A reconciliation between NEC TOKIN's net income (loss) and KEC's equity investment income (loss) follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
NEC TOKIN net income (loss)	$(17,867)	$5,628	(10,606)	4,928
KEC's economic interest %	34%	34%	34%	34%
Equity income (loss) from NEC TOKIN before adjustments	(6,075)	1,914	(3,606)	1,676

Adjustments:
Amortization and depreciation	(494)	(547)	(1,118)	(1,752)
Inventory profit elimination	64	—	(34)	—
Equity income (loss) from NEC TOKIN	$(6,505)	$1,367	$(4,758)	$(76)

A reconciliation between NEC TOKIN's net assets and KEC's investment in NEC TOKIN balance follows (amounts in thousands):

	December 31, 2015	March 31, 2015
Investment in NEC TOKIN	$35,795	$45,016
Purchase price accounting basis adjustments:
Property, plant and equipment (1)	3,210	3,334
Technology (1)	(9,802)	(10,889)
Long-term debt (1)	(2,056)	(2,707)
Goodwill	(7,050)	(7,082)
Indemnity asset for legal investigation	(8,500)	(8,500)
Inventory profit elimination (2)	242	208
Other	(572)	(39)
KEC's 34% economic interest in NEC TOKIN's net assets	$11,267	$19,341
(1) Amortized over the estimated lives .
(2) Adjusted each period for any activity.

As of December 31, 2015, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment and any accounts receivable balance due from NEC TOKIN.

Summarized transactions between KEC and NEC TOKIN are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
KEC's sales to NEC TOKIN	$5,020	$3,736	$14,350	$9,624
NEC TOKIN's sales to KEMET	1,157	1,077	4,747	2,194

	December 31, 2015	March 31, 2015
Accounts receivable	$3,591	$3,344
Accounts payable	408	765
Management service agreement receivable (1)	609	572

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

On September 2, 2015, the United States Department of Justice announced a plea agreement with NEC TOKIN in which NEC TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over five years in six installments of $2.3 million each, plus accrued interest, with the first payment due within 30 days of the court approval.

On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that NEC TOKIN would be fined NT$1,218.2 million for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has indicated the fine will be reduced to NT$609.1 million (approximately U.S. $18.6 million). Under Taiwan law, validity of fine amounts can be contested via an administrative litigation process.

As of December 31, 2015, NEC TOKIN estimated a range of total losses and determined $49.5 million is the best estimate of losses which may result from the ongoing investigations. However, the actual outcome of these investigations could differ from what has been accrued. In addition, NEC TOKIN cannot estimate total losses which may result from the civil litigation. During the quarter ended December 31, 2015, NEC TOKIN increased the estimated accrual to $49.5 million. Included in the line item "Equity income (loss) from NEC TOKIN" on the Condensed Consolidated Statements of Operations is KEMET's share of this legal accrual based upon its 34% economic interest in NEC TOKIN.

Note 7. Acquisitions

IntelliData

On April 1, 2015, KEMET purchased 100% of the stock of IntelliData, Inc. "IntelliData", a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. IntelliData had been a key vendor of KEMET for over 15 years and had provided critical software and support to allow the Company's sales team and customers to use real-time part number search and competitor cross references based on complex capacitor-specific specifications. The primary reason for the purchase of IntelliData was to gain more control over the direction of future iterations of the software and its functionality and to protect this critical link in the sales process from any potential unfavorable changes in IntelliData's business model in the future. The purchase price was $6.0 million plus an additional $0.1 million per a post-acquisition amendment for a total purchase price of $6.1 million, as amended. KEMET paid $3.0 million at closing, $0.1 million on June 3, 2015, and $3.0 million on January 4, 2016 per the amended agreement. The Company recorded goodwill of $4.7 million and amortizable intangibles of $1.8 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price, which resulted in the goodwill, include the knowledge and expertise of the trained workforce as well as various trademarks. Pro forma results are not presented because the acquisition was not material to the consolidated financial statements.

The following table presents the allocations of the aggregate purchase price based on the estimated fair values of the assets and liabilities (amounts in thousands):

Fair Value
Cash	$233
Accounts receivable	10
Other current assets	6
Property, plant and equipment	3
Goodwill	4,710
Intangible assets	1,820
Current liabilities	(9)
Deferred income taxes	(648)
Total net assets acquired	$6,125

Note 8. Goodwill and Intangible Assets

The following table highlights the Company's intangible assets (amounts in thousands):

	December 31, 2015		March 31, 2015
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,206	$—	$7,207	$—
Amortizing Intangibles:
Purchased technology, customer relationships and patents (3 - 18 years)	42,477	16,112	40,489	14,414
	$49,683	$16,112	$47,696	$14,414

The changes in the carrying amount of goodwill for the nine month period ended December 31, 2015 are as follows (amounts in thousands):

	Corporate (1)	Solid Capacitors	Film and Electrolytic
Gross balance as of March 31, 2015
Goodwill	$—	$35,584	$1,092
Accumulated impairment losses	—	—	(1,092)
Net balance as of March 31, 2015	$—	$35,584	$—

Goodwill acquired during the year	$4,710	$—	$—
Impairment charges	$—	$—	$—

Gross balance as of December 31, 2015
Goodwill	$4,710	$35,584	$1,092
Accumulated impairment losses	—	—	(1,092)
Net balance as of December 31, 2015	$4,710	$35,584	$—

(1) Corporate goodwill established as a result of the IntelliData acquisition on April 1, 2015.

The Company's goodwill balances as of December 31, 2015 and March 31, 2015 were $40.3 million and $35.6 million, respectively. The Company completed its annual impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2015 and concluded that goodwill and indefinite-lived assets were not impaired. The Company has initiated the analysis for the January 1, 2016 evaluation which will be completed in March 2016.Due to an indicator of possible impairment related to a decline in our stock price, the Company completed an interim impairment test on goodwill and indefinite-lived intangible assets as of December 31, 2015. Consistent with the policy described in the 2015 Form 10-K, the Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the reporting unit. As part of our goodwill impairment test, the Company conducted a review of the Company’s reporting units. Recognizing that KEMET Blue Powder is now fully integrated as the primary supplier of tantalum powder to the tantalum business product line and almost entirely reliant on other facilities within the tantalum product line as both suppliers and customers, the Company used the tantalum product line as the reporting unit for goodwill impairment evaluation purposes. The Company also evaluated the indefinite-lived intangible assets, including trademarks with a carrying value of $7.2 million, associated with the reporting unit for impairment as of December 31, 2015 and concluded goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step 1 of the impairment test as the ratios of fair value of the assets to carrying value were 1.7:1 and 9.6:1 for goodwill and trademarks, respectively. A one percent increase or decrease in the discount rate used in the goodwill valuation would have resulted in changes in the tantalum product line fair value of $(51.5) million and $65.2 million, respectively, and a one percent increase or decrease in the discount rate used in the indefinite-lived assets valuation would have resulted in changes in the trademark fair value of $(7.9) million and $10.0 million, respectively. Neither would have resulted in an impairment charge.

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

Film and Electrolytic

Operating in ten manufacturing sites throughout Europe, Asia, and the United States, Film and Electrolytic primarily produces film, paper, and electrolytic capacitors which are sold globally. Film and Electrolytic also manufactures etched foils utilized as a core component in the manufacture of electrolytic capacitors. In addition, this business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and nine month periods ended December 31, 2015 and 2014 (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Net sales:
Solid Capacitors	$135,300	$152,785	$416,261	475,594
Film and Electrolytic	41,884	48,525	134,636	153,890
	$177,184	$201,310	$550,897	$629,484
Operating income (loss) (1):
Solid Capacitors	$31,359	$38,103	$95,371	$106,223
Film and Electrolytic	(1,770)	(5,137)	1,159	(12,130)
Corporate	(21,096)	(23,664)	(72,807)	(72,627)
	$8,493	$9,302	$23,723	$21,466
Depreciation and amortization expense:
Solid Capacitors	$5,293	$5,014	$16,227	$15,955
Film and Electrolytic	3,031	3,321	8,901	10,339
Corporate	1,350	1,385	3,728	4,400
	$9,674	$9,720	$28,856	$30,694

__________________

(1)    Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Restructuring charges:
Solid Capacitors	$754	$496	$1,556	$1,895
Film and Electrolytic	987	4,496	1,524	6,485
Corporate	(27)	1,071	481	1,200
	$1,714	$6,063	$3,561	$9,580
___________________

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Sales by region:
North and South America (“Americas”)	$56,411	$63,703	$170,525	$201,852
Europe, Middle East, Africa (“EMEA”)	52,453	67,356	173,468	214,491
Asia and Pacific Rim (“APAC”)	68,320	70,251	206,904	213,141
	$177,184	$201,310	$550,897	$629,484

The following table reflects each business group’s total assets as of December 31, 2015 and March 31, 2015 (amounts in thousands):

	December 31, 2015	March 31, 2015
Total assets:
Solid Capacitors	$425,031	$469,823
Film and Electrolytic	226,606	218,858
Corporate	55,338	64,111
	$706,975	$752,792

Note 10.  Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors six defined benefit pension plans in Europe, one plan in Singapore and two plans in Mexico.  In addition, the Company sponsors a post-retirement plan in the United States.  Costs recognized for benefit plans are recorded using estimated amounts which may change as actual costs for the fiscal year are determined. In the third quarter ended December 31, 2015, the Company recognized a curtailment as a result of headcount reductions taken as we converted our Landsberg, Germany facility to an innovation center. The curtailment resulted in a $6.7 million decrease in "Other non-current obligations" on the Condensed Consolidated Balance Sheet with the offset in line item "Accumulated other comprehensive income (loss)" on the Condensed Consolidated Balance Sheet.

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2015 and 2014 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended December 31,		Quarters Ended December 31,
	2015	2014	2015	2014
Net service cost	$404	$338	$—	$—
Interest cost	338	478	3	9
Expected return on net assets	(105)	(124)	—	—
Amortization:
Actuarial (gain) loss	197	81	(64)	(36)
Prior service cost	15	4	—	—
Total net periodic benefit (income) costs	$849	$777	$(61)	$(27)

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the nine month periods ended December 31, 2015 and 2014 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Nine Month Periods Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Net service cost	$1,514	$1,014	$—	$—
Interest cost	1,013	1,435	14	21
Expected return on net assets	(315)	(371)	—	—
Amortization:
Actuarial (gain) loss	591	213	(143)	(140)
Prior service cost	44	13	—	—
Total net periodic benefit (income) costs	$2,847	$2,304	$(129)	$(119)

In fiscal year 2016, the Company expects to contribute up to $1.5 million to the pension plans, $0.9 million of which has been contributed as of December 31, 2015.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 11. Stock-based Compensation

The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. At December 31, 2015, the Company had four stock option plans that reserved shares of common stock for issuance to executives and key employees: the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”) and the 2011 Omnibus Equity Incentive Plan (as amended by the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan) (the “2011 Incentive Plan”).  Upon adoption and approval of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company's prior plans. The 2011 Incentive Plan authorizes the Company to provide equity-based compensation in the form of: (1) stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code; (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) other share-based awards; and (5) performance awards. Options issued under these plans vest within one to four years and expire ten years from the grant date. The Company grants restricted stock units to members of the Board of Directors, the Chief Executive Officer and key management. Once vested and settled, restricted stock units are converted into restricted stock. For members of the Board of Directors and senior personnel, such restricted stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.

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

On June 29, 2015, the Company granted 250,000 shares of restricted stock units ("RSUs") to the Chief Executive Officer. The restricted stock units have a grant date fair value of $2.92 and vest as follows: 35,000 RSUs on March 31, 2017, 40,000 RSUs on March 31, 2018, and the balance of 175,000 RSUs on March 31, 2019. On July 30, 2015, the Company granted 100,000 shares of restricted stock units to a top executive. The RSUs have a grant date fair value of $2.22 and vest as follows: 33,000 RSUs on July 30, 2016, 33,000 RSUs on July 30, 2017, and 34,000 RSUs on July 30, 2018. On July 30, 2015, the Company granted 70,000 shares of restricted stock units to the Board of Directors. The RSUs have a grant date fair value of $2.22 and vest on July 30, 2016. On December 1, 2015, the Company granted 328,500 shares of restricted stock units to certain members of management. The RSUs have a grant date fair value of $2.83 and vest as follows: 108,405 RSUs on December 1, 2016, 108,405 RSUs on December 1, 2017, and 111,690 RSUs on December 1, 2018.

Restricted stock activity for the nine month period ended December 31, 2015 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2015	1,000	$4.57
Granted	749	2.72
Vested	247	4.37
Forfeited	9	6.10
Non-vested restricted stock at December 31, 2015	1,493	3.67

The compensation expense associated with stock-based compensation for the quarters ended December 31, 2015 and 2014 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended December 31, 2015			Quarter Ended December 31, 2014
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$11	$130	$127	$36	$66	$322
Selling, general and administrative expenses	11	340	474	69	230	409
Research and development	1	6	54	3	1	96
Total	$23	$476	$655	$108	$297	$827

The compensation expense associated with stock-based compensation for the nine month periods ended December 31, 2015 and 2014 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Nine Month Period Ended December 31, 2015			Nine Month Period Ended December 31, 2014
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$72	$444	$624	$205	$110	$796
Selling, general and administrative expenses	79	1,033	1,365	270	474	1,059
Research and development	4	17	123	12	1	257
Total	$155	$1,494	$2,112	$487	$585	$2,112

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters and nine month periods ended December 31, 2015, and 2014. No stock options were exercised in the nine month period ended December 31, 2015 and approximately six thousand stock options were exercised in the nine month period ended December 31, 2014.

Note 12. Income Taxes

During the quarter ended December 31, 2015, the Company recognized $2.8 million of income tax expense from continuing operations which is comprised of $2.8 million of income tax expense related to foreign operations. Income tax expense for the nine month period ended December 31, 2015 was $4.0 million which is comprised of $4.4 million related to income taxes for foreign operations, a $0.6 million federal income tax benefit due to the reduction in the U.S. valuation allowance associated with the acquisition of IntelliData, and $0.2 million of state income tax expense.

During the quarter ended December 31, 2014, the Company incurred $1.4 million of income tax expense which is comprised of $0.8 million related to income taxes from continuing foreign operations and $0.6 million of income tax expense related to an uncertain tax position in a foreign jurisdiction. Income tax expense for the nine month period ended December 31, 2014 was $5.2 million which is comprised of $4.3 million related to income taxes from continuing foreign operations, $0.8 million of income tax expense related to an uncertain tax position in a foreign jurisdiction and $0.1 million of state income tax expense. In addition, the Company incurred $0.1 million and $2.0 million of income tax expense related to the net income (loss) from discontinued operations for the quarter and nine month periods ended December 31, 2014, respectively.

There was no U.S. federal income tax benefit from net operating losses for the quarter and nine month periods ended December 31, 2015 and 2014 due to a valuation allowance recorded on deferred tax assets.

Note 13. Basic and Diluted Net Income (Loss) Per Common Share

The following table presents basic earnings per share ("EPS") and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$(8,600)	$3,078	$(38,456)	$325
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $41, $0 and $1,976 respectively	—	(164)	—	5,379
Net income (loss)	$(8,600)	$2,914	$(38,456)	$5,704
Denominator:
Weighted-average shares outstanding:
Basic	46,081	45,407	45,953	45,360
Assumed conversion of employee stock grants	—	493	—	550
Assumed conversion of warrants	—	6,328	—	6,639
Diluted	46,081	52,228	45,953	52,549
Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.19)	$0.07	$(0.84)	$0.01
Income (loss) from discontinued operations	$—	$—	$—	$0.12
Net income (loss)	$(0.19)	$0.07	$(0.84)	$0.13

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.19)	$0.06	$(0.84)	$0.01
Income (loss) from discontinued operations	$—	$—	$—	$0.10
Net income (loss)	$(0.19)	$0.06	$(0.84)	$0.11

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Assumed conversion of employee stock grants	3,257	1,433	3,247	1,012
Assumed conversion of warrants	5,168	—	5,261	—

Note 14: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
The balance sheet classifications and fair value of derivative instruments as of December 31, 2015 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value (1)	Balance Sheet Caption	Fair Value (1)
Foreign exchange contracts	Prepaid and other assets	$—	Accrued expenses	$2,042
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
Unrealized gains and losses associated with the change in value of these financial instruments are recorded in AOCI. The pre-tax impact on AOCI related to the change in value of these financial instruments is as follows (amounts in thousands):

	Three Month Period Ended December 31, 2015	Nine Month Period Ended December 31, 2015
Beginning of fiscal period	$(2,714)	$1,003
Current fiscal period unrealized gain (loss) related to the change in value of the financial instruments	(1,096)	(6,289)
Reclassifications to net income of previously deferred (gains) losses	1,768	3,244
Net change in AOCI related to financial instruments	672	(3,045)
End of fiscal period	$(2,042)	$(2,042)
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
The impacts on the Consolidated Statement of Operations for the three and nine month periods ended December 31, 2015 are as follows (amounts in thousands):

Impact of Foreign Exchange Contracts on Condensed Consolidated Statement of Operations
Statement Caption	Three Month Period Ended December 31, 2015	Nine Month Period Ended December 31, 2015
Net Sales	$—	$(789)
Operating costs and expenses:
Cost of sales	$1,768	$2,455
Total operating costs and expenses	$1,768	$2,455
Operating income (loss)	$(1,768)	$(3,244)

Hedging Foreign Currencies
Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $35.0 million in peso contracts (notional value) outstanding at December 31, 2015.
Certain expenditures at the Company's Mexican facilities are paid in Japanese yen. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than six months, to buy Japanese yen for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $3.0 million in yen contracts (notional value) outstanding at December 31, 2015.
Certain sales are made in euros. In order to hedge a portion of these forecasted cash flows, management purchases foreign exchange contracts, with terms generally less than six months, to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated hedges at inception and monitored for effectiveness on a routine basis. There were no euro contracts outstanding at December 31, 2015, as the euro hedge program has ended.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Note 15. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters and nine month periods ended December 31, 2015 and 2014.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of December 31, 2015 and March 31, 2015.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 41% and 44% of the Company’s net sales in the nine month periods ended December 31, 2015 and 2014, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.

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

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
December 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$18,643	$23,875	$—	$43,158
Accounts receivable, net	—	34,009	55,276	—	89,285
Intercompany receivable	320,070	436,045	174,539	(930,654)	—
Inventories, net	—	119,665	55,413	—	175,078
Prepaid expenses and other	3,325	17,114	13,576	(2,964)	31,051
Deferred income taxes	—	4,335	5,399	—	9,734
Total current assets	324,035	629,811	328,078	(933,618)	348,306
Property and equipment, net	267	95,496	140,584	—	236,347
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	27,643	5,928	—	33,571
Investment in NEC TOKIN	—	35,795	—	—	35,795
Investments in subsidiaries	387,852	429,723	30,285	(847,860)	—
Deferred income taxes	—	816	3,582	—	4,398
Other assets	3,094	4,559	611	—	8,264
Long-term intercompany receivable	64,547	39,616	1,088	(105,251)	—
Total assets	$779,795	$1,303,753	$510,156	$(1,886,729)	$706,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,000	$—	$—	$5,000
Accounts payable	—	34,386	29,279	—	63,665
Intercompany payable	290,533	565,412	74,709	(930,654)	—
Accrued expenses	7,946	15,661	20,922	—	44,529
Income taxes payable and deferred income taxes	—	3,020	800	(2,964)	856
Total current liabilities	298,479	623,479	125,710	(933,618)	114,050
Long-term debt, less current portion	356,906	18,981	14,000	—	389,887
Other non-current obligations	—	23,546	47,375	—	70,921
Deferred income taxes	—	6,577	1,130	—	7,707
Long-term intercompany payable	—	64,547	40,704	(105,251)	—
Stockholders’ equity	124,410	566,623	281,237	(847,860)	124,410
Total liabilities and stockholders’ equity	$779,795	$1,303,753	$510,156	$(1,886,729)	$706,975

Condensed Consolidating Balance Sheet (1)
March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$33,094	$22,628	$—	$56,362
Accounts receivable, net	—	35,535	55,322	—	90,857
Intercompany receivable	321,233	403,557	195,518	(920,308)	—
Inventories, net	—	119,221	52,622	—	171,843
Prepaid expenses and other	3,191	21,134	20,164	(2,986)	41,503
Deferred income taxes	—	5,031	5,731	—	10,762
Total current assets	325,064	617,572	351,985	(923,294)	371,327
Property and equipment, net	293	100,844	148,504	—	249,641
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	26,998	6,284	—	33,282
Investment in NEC TOKIN	—	45,016	—	—	45,016
Investments in subsidiaries	401,062	423,737	30,285	(855,084)	—
Deferred income taxes	—	971	4,140	—	5,111
Other assets	4,088	7,824	919	—	12,831
Long-term intercompany receivable	63,788	39,151	1,088	(104,027)	—
Total assets	$794,295	$1,297,697	$543,205	$(1,882,405)	$752,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$500	$462	$—	$962
Accounts payable	47	36,565	33,173	—	69,785
Intercompany payable	254,852	578,318	87,138	(920,308)	—
Accrued expenses	17,253	16,644	26,559	—	60,456
Income taxes payable and deferred income taxes	—	2,928	1,075	(2,986)	1,017
Total current liabilities	272,152	634,955	148,407	(923,294)	132,220
Long-term debt, less current portion	357,461	20,948	12,000	—	390,409
Other non-current obligations	—	2,987	54,144	—	57,131
Deferred income taxes	—	7,272	1,078	—	8,350
Long-term intercompany payable	—	63,789	40,238	(104,027)	—
Stockholders’ equity	164,682	567,746	287,338	(855,084)	164,682
Total liabilities and stockholders’ equity	$794,295	$1,297,697	$543,205	$(1,882,405)	$752,792

(1) Derived from audited financial statements.

Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$211,268	$170,531	$(204,615)	$177,184
Operating costs and expenses:
Cost of sales	232	173,368	156,669	(191,833)	138,436
Selling, general and administrative expenses	8,306	16,207	10,547	(12,782)	22,278
Research and development	79	4,232	1,823	—	6,134
Restructuring charges	—	726	988	—	1,714
Net (gain) loss on sales and disposals of assets	—	(348)	477	—	129
Total operating costs and expenses	8,617	194,185	170,504	(204,615)	168,691
Operating income (loss)	(8,617)	17,083	27	—	8,493
Non-operating (income) expense:
Interest income	—	—	(4)	—	(4)
Interest expense	9,461	267	124	—	9,852
Change in value of NEC TOKIN options	—	(700)	—	—	(700)
Other (income) expense, net	(7,931)	7,997	(1,386)	—	(1,320)
Equity in earnings of subsidiaries	(1,547)	—	—	1,547	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(8,600)	9,519	1,293	(1,547)	665
Income tax expense (benefit)	—	44	2,716	—	2,760
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(8,600)	9,475	(1,423)	(1,547)	(2,095)
Equity income (loss) from NEC TOKIN	—	(6,505)	—	—	(6,505)
Income (loss) from continuing operations	(8,600)	2,970	(1,423)	(1,547)	(8,600)
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$(8,600)	$2,970	$(1,423)	$(1,547)	$(8,600)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended December 31, 2015
(Unaudited)

Comprehensive income (loss)	$(10,474)	$4,604	$517	$(1,547)	$(6,900)

Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$85	$242,498	$188,122	$(229,395)	$201,310
Operating costs and expenses:
Cost of sales	687	192,305	179,437	(215,587)	156,842
Selling, general and administrative expenses	7,193	18,562	11,427	(13,808)	23,374
Research and development	149	4,321	1,833	—	6,303
Restructuring charges	—	1,133	4,930	—	6,063
Net (gain) loss on sales and disposals of assets	—	(144)	(430)	—	(574)
Total operating costs and expenses	8,029	216,177	197,197	(229,395)	192,008
Operating income (loss)	(7,944)	26,321	(9,075)	—	9,302
Non-operating (income) expense:
Interest income	—	—	(5)	—	(5)
Interest expense	9,631	39	268	—	9,938
Change in value of NEC TOKIN options	—	(2,500)	—	—	(2,500)
Other (income) expense, net	(7,373)	8,435	(2,263)	—	(1,201)
Equity in earnings of subsidiaries	(13,116)	—	—	13,116	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	2,914	20,347	(7,075)	(13,116)	3,070
Income tax expense (benefit)	—	57	1,302	—	1,359
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	2,914	20,290	(8,377)	(13,116)	1,711
Equity income (loss) from NEC TOKIN	—	1,367	—	—	1,367
Income (loss) from continuing operations	2,914	21,657	(8,377)	(13,116)	3,078
Income (loss) from discontinued operations	—	(2)	(162)	—	(164)
Net income (loss)	$2,914	$21,655	$(8,539)	$(13,116)	$2,914

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended December 31, 2014
(Unaudited)

Comprehensive income (loss)	$293	$24,794	$(12,135)	$(13,116)	$(164)

Condensed Consolidating Statement of Operations
For the Nine Month Period Ended December 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$655,808	$527,604	$(632,515)	$550,897
Operating costs and expenses:
Cost of sales	931	528,352	490,621	(590,274)	429,630
Selling, general and administrative expenses	27,028	56,197	34,672	(42,241)	75,656
Research and development	26	12,834	5,700	—	18,560
Restructuring charges	—	2,182	1,379	—	3,561
Net (gain) loss on sales and disposals of assets	(7)	(1,101)	875	—	(233)
Total operating costs and expenses	27,978	598,464	533,247	(632,515)	527,174
Operating income (loss)	(27,978)	57,344	(5,643)	—	23,723
Non-operating (income) expense:
Interest income	—	—	(10)	—	(10)
Interest expense	28,395	865	416	—	29,676
Change in value of NEC TOKIN options	—	26,300	—	—	26,300
Other (income) expense, net	(25,484)	25,065	(2,076)	—	(2,495)
Equity in earnings of subsidiaries	7,567	—	—	(7,567)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(38,456)	5,114	(3,973)	7,567	(29,748)
Income tax expense (benefit)	—	(320)	4,270	—	3,950
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(38,456)	5,434	(8,243)	7,567	(33,698)
Equity income (loss) from NEC TOKIN	—	(4,758)	—	—	(4,758)
Income (loss) from continuing operations	(38,456)	676	(8,243)	7,567	(38,456)
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$(38,456)	$676	$(8,243)	$7,567	$(38,456)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Month Period Ended December 31, 2015
(Unaudited)

Comprehensive income (loss)	$(37,698)	$(7,109)	$(6,107)	$7,567	$(43,347)

Condensed Consolidating Statement of Operations
For the Nine Month Period Ended December 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$195	$748,094	$588,324	$(707,129)	$629,484
Operating costs and expenses:
Cost of sales	1,712	626,305	540,184	(661,897)	506,304
Selling, general and administrative expenses	31,338	50,785	36,772	(45,232)	73,663
Research and development	355	12,918	5,957	—	19,230
Restructuring charges	—	1,695	7,885	—	9,580
Net (gain) loss on sales and disposals of assets	(9)	86	(836)	—	(759)
Total operating costs and expenses	33,396	691,789	589,962	(707,129)	608,018
Operating income (loss)	(33,201)	56,305	(1,638)	—	21,466
Non-operating (income) expense:
Interest income	—	—	(11)	—	(11)
Interest expense	29,156	702	823	—	30,681
Change in value of NEC TOKIN options	—	(13,200)	—	—	(13,200)
Other (income) expense, net	(31,175)	35,934	(6,388)	—	(1,629)
Equity in earnings of subsidiaries	(36,886)	—	—	36,886	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	5,704	32,869	3,938	(36,886)	5,625
Income tax expense (benefit)	—	290	4,934	—	5,224
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	5,704	32,579	(996)	(36,886)	401
Equity income (loss) from NEC TOKIN	—	(76)	—	—	(76)
Income (loss) from continuing operations	5,704	32,503	(996)	(36,886)	325
Income (loss) from discontinued operations	—	102	5,277	—	5,379
Net income (loss)	$5,704	$32,605	$4,281	$(36,886)	$5,704

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Month Period Ended December 31, 2014
(Unaudited)

Comprehensive income (loss)	$(4,061)	$40,644	$(8,320)	$(36,886)	$(8,623)

Condensed
Consolidating Statement of Cash Flows
For the Nine Month Period Ended December 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$691	$(8,085)	$6,837	$—	$(557)
Investing activities:
Capital expenditures	—	(6,221)	(7,899)	—	(14,120)
Proceeds from sale of assets	—	247	651	—	898
Acquisitions, net of cash received	—	(2,892)	—	—	(2,892)
Net cash used in investing activities	—	(8,866)	(7,248)	—	(16,114)
Financing activities:
Proceeds from revolving line of credit	—	8,000	2,000	—	10,000
Payments of revolving line of credit	—	(5,500)	—	—	(5,500)
Payments of long-term debt	—	—	(481)	—	(481)
Purchase of treasury stock	(691)	—	—	—	(691)
Net cash provided by (used in) financing activities	(691)	2,500	1,519	—	3,328
Net increase (decrease) in cash and cash equivalents	—	(14,451)	1,108	—	(13,343)
Effect of foreign currency fluctuations on cash	—	—	139	—	139
Cash and cash equivalents at beginning of fiscal period	640	33,094	22,628	—	56,362
Cash and cash equivalents at end of fiscal period	$640	$18,643	$23,875	$—	$43,158

Condensed Consolidating Statements of Cash Flows
For the Nine Month Period Ended December 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$31,316	$(18,502)	$(16,084)	$—	$(3,270)
Investing activities:
Capital expenditures	—	(9,542)	(7,932)	—	(17,474)
Change in restricted cash	—	11,509	—	—	11,509
Proceeds from sale of assets	—	2,274	2,266	—	4,540
Proceeds from sale of discontinued operations	—	—	9,564	—	9,564
Net cash used in investing activities	—	4,241	3,898	—	8,139
Financing activities:
Proceeds from revolving line of credit	—	37,340	5,000	—	42,340
Payments of revolving line of credit	—	(14,342)	—	—	(14,342)
Deferred acquisition payments	(10,899)	(1,000)	—	—	(11,899)
Payments of long-term debt	(20,417)	—	(1,316)	—	(21,733)
Proceeds from exercise of stock options	24	—	—	—	24
Net cash provided by (used in) financing activities	(31,292)	21,998	3,684	—	(5,610)
Net increase (decrease) in cash and cash equivalents	24	7,737	(8,502)	—	(741)
Effect of foreign currency fluctuations on cash	—	(1)	(1,605)	—	(1,606)
Cash and cash equivalents at beginning of fiscal period	616	22,200	35,113	—	57,929
Cash and cash equivalents at end of fiscal period	$640	$29,936	$25,006	$—	$55,582

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

Goodwill

The Company's goodwill balances as of December 31, 2015 and March 31, 2015 were $40.3 million and $35.6 million, respectively. The Company completed its annual impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2015 and concluded that goodwill and indefinite-lived assets were not impaired. We have initiated the analysis for the January 1, 2016 evaluation which will be completed in March 2016. Due to an indicator of possible impairment related to a decline in our stock price, the Company completed an interim impairment test on goodwill and indefinite-lived intangible assets as of December 31, 2015. Consistent with the policy described in the 2015 Form 10-K, the Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the reporting unit. As part of our goodwill impairment test, we conducted a review of the Company’s reporting units. Recognizing that KEMET Blue Powder is now fully integrated as the primary supplier of tantalum powder to the tantalum business product line and almost entirely reliant on other facilities within the tantalum product line as both suppliers and customers, we used the tantalum product line as the reporting unit for goodwill impairment evaluation purposes. The Company also evaluated the indefinite-lived intangible assets, including trademarks with a carrying value of $7.2 million, for impairment as of December 31, 2015 and concluded goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step 1 of the impairment test as the ratios of fair value of the assets to carrying value were 1.7:1 and 9.6:1 for goodwill and trademarks, respectively. A one percent increase or decrease in the discount rate used in the goodwill valuation would have resulted in changes in the tantalum product line fair value of $(51.5) million and $65.2 million, respectively, and a one percent increase or decrease in the discount rate used in the indefinite-lived assets valuation would have resulted in changes in the trademark fair value of $(7.9) million and $10.0 million, respectively. Neither would have resulted in an impairment charge.

Long-Lived Assets
The decline in KEMET’s stock price is also a potential indication the carrying amount of certain long-lived asset groups might not be fully recoverable. Therefore, the Company tested long-lived assets for each of our reporting units for impairment as of December 31, 2015 and concluded that they were not impaired. Tests for the recoverability of a long-lived asset to be held and used are performed by comparing the carrying amount of the long-lived asset to the sum of the estimated future net undiscounted cash flows expected to be generated by the asset group. In estimating the future undiscounted cash flows, we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and hypothetical disposal (salvage value) of the asset group. These assumptions primarily include the average asset useful life and projections of sales and cost of sales over these asset lives. The Company will monitor the Film and Electrolytic long-lived assets in future periods as material changes in certain assumptions could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. This, in turn, could result in Film and Electrolytic not passing step 1 of the impairment test which would require the Company to perform a discounted cash flow analysis to determine the impairment amount (if any).

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

KEMET operates nineteen production facilities in Europe, North America, and Asia, and employs approximately 8,800 employees worldwide. Commodity manufacturing has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the nine month period ended December 31, 2015.  During the nine month period ended December 31, 2015 we introduced 22,570 new products of which 734 were first to market. In addition, we continue to focus on specialty products which accounted for 41.8% of our revenue over this period.

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

Recent Developments and Trends

The following items are reflected in the financial statements for the quarter and nine month periods ended December 31, 2015:

Acquisition
On April 1, 2015 KEMET purchased IntelliData, Inc. ("IntelliData"), a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. As a KEMET vendor since 2000, IntelliData provided a variety of content automation and delivery tools and services. IntelliData was founded in 1999 by electronics industry executives. IntelliData's database and software products supported more than 560 electronic component manufacturers, delivering power and efficiency to design/selection, decision support, sales and marketing. The purchase price was $6.0 million plus an additional $0.1 million per a post-acquisition amendment. The Company recorded goodwill of $4.7 million and amortizable intangibles of $1.8 million.

Equity Investment

In the quarter ended December 31, 2015 we incurred an equity loss related to our 34% economic interest in NEC TOKIN of $6.5 million primarily due to a $6.7 million increase in accrued antitrust fines as described in Note 6, “Investment in NEC TOKIN.”

KEC's First and Second Call Options (as defined in Note 6, "Investment in NEC TOKIN") to purchase additional capital stock of NEC TOKIN expired on April 30, 2015 without being exercised. From April 1, 2015 through May 31, 2018, NEC Corporation of Japan may exercise its Put Option, provided that KEC's payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement. The Company has marked these options to fair value and in the quarter and nine month periods ended December 31, 2015 recognized a $0.7 million gain and a $26.3 million loss, respectively, which was included on the line item “Change in Value of the NEC TOKIN options” in the Condensed Consolidated Statement of Operations. The line item "Other non-current obligations" on the Condensed Consolidated Balance Sheets includes $20.6 million as of December 31, 2015 related to the Put Option.

Restructuring

KEMET's various restructuring plans to make the Company more competitive by reducing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company are nearing completion. We incurred $3.6 million in restructuring charges in the nine month period ended December 31, 2015 including $1.9 million of personnel reduction costs and $1.7 million of manufacturing relocation costs.  The personnel reduction costs are comprised of the following: $0.6 million related a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.9 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.4 million for planned headcount reductions in Europe (primarily Landsberg, Germany) and $0.6 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe. These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy. The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees.  Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction.  Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016.

During the quarter ended December 31,2015 we converted our Landsberg, Germany facility to an innovation center.

 Outlook

For the fourth quarter of fiscal year 2016, we expect net sales to be within the $180 million to $185 million range, gross margin as a percentage of net sales to reflect an improvement of approximately 50 to 100 basis points and SG&A expense in the range of $21.5 million to $22.5 million.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended December 31, 2015 with the quarter ended December 31, 2014

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended December 31,
	2015	% to Total Sales	2014	% to Total Sales
Net sales	$177,184		$201,310
Gross margin	38,748	21.9%	44,468	22.1%
Selling, general and administrative expenses	22,278	12.6%	23,374	11.6%
Research and development	6,134	3.5%	6,303	3.1%
Restructuring charges	1,714	1.0%	6,063	3.0%
Net (gain) loss on sales and disposals of assets	129	0.1%	(574)	(0.3)%
Operating income (loss)	8,493	4.8%	9,302	4.6%

Interest income	(4)	n.m.	(5)	n.m.
Interest expense	9,852	5.6%	9,938	4.9%
Change in value of NEC TOKIN options	(700)	(0.4)%	(2,500)	(1.2)%
Other (income) expense, net	(1,320)	(0.7)%	(1,201)	(0.6)%
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	665	0.4%	3,070	1.5%
Income tax expense (benefit)	2,760	1.6%	1,359	0.7%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(2,095)	(1.2)%	1,711	0.8%
Equity income (loss) from NEC TOKIN	(6,505)	(3.7)%	1,367	0.7%
Income (loss) from continuing operations	(8,600)	(4.9)%	3,078	1.5%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0 and $41, respectively	—	n.m.	(164)	(0.1)%
Net income (loss)	$(8,600)	(4.9)%	$2,914	1.4%
n.m. - not meaningful

Net Sales

Net sales for the quarter ended December 31, 2015 of $177.2 million decreased $24.1 million or 12.0% from $201.3 million for the quarter ended December 31, 2014. Solid Capacitors and Film and Electrolytic net sales decreased $17.5 million and $6.6 million, respectively. The decrease for Solid Capacitors primarily related to a decrease in net sales in the Americas and EMEA regions from the OEM and distributor channels. In addition, Solid Capacitor net sales were unfavorably impacted by $2.3 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014. For Film and Electrolytic, the decrease in net sales was unfavorably impacted by $3.8 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014. In addition Film and Electrolytic net sales were unfavorably impacted by declining volumes in the EMEA and Asia and the Pacific Rim ("APAC") regions.

The following table reflects the percentage of net sales by region for the quarters ended December 31, 2015 and 2014:

	Quarters Ended December 31,
	2015	2014
Americas	32%	32%
EMEA	30%	33%
APAC	38%	35%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended December 31, 2015 and 2014:

	Quarters Ended December 31,
	2015	2014
Distributors	40%	44%
Electronics Manufacturing Services Providers ("EMS")	22%	19%
Original Equipment Manufacturers ("OEM")	38%	37%
	100%	100%

Gross Margin

Gross margin for the quarter ended December 31, 2015 of $38.7 million (21.9% of net sales) decreased $5.7 million or 12.9% from $44.5 million (22.1% of net sales) for the quarter ended December 31, 2014. Solid Capacitors gross margin decreased $6.2 million or 14.3% primarily due to a decrease in net sales. Despite the decrease in net sales, the corresponding decrease in gross margin was partially offset by variable margin improvement due to our restructuring efforts, cost reduction activities, vertical integration, the favorable foreign currency impact to raw material costs, and manufacturing process improvements as a result of our partnership with NEC TOKIN. Film and Electrolytic gross margin increased $0.5 million or 45.7% due to headcount reductions and manufacturing relocations previously completed as part of our restructuring plan and cost reduction actions across all plants.

Selling, general and administrative expenses ("SG&A")

SG&A expenses of $22.3 million (12.6% of net sales) for the quarter ended December 31, 2015 decreased $1.1 million or 4.7% from $23.4 million (11.6% of net sales) for the quarter ended December 31, 2014. The decrease is attributable primarily to the following items: a $1.0 million decrease in payroll, commissions, and related expenses and benefits; a $0.6 million decrease related to the change in the allocation of IT and other costs between SG&A and cost of goods sold following an internal usage study; a $0.5 million decrease in ERP integration and technology transition costs; a $0.4 million decrease in software expense; a $0.2 million decrease in travel expenses; a $0.2 million decrease in advertising and promotions; a $0.2 million decrease in director fees; and a $0.2 million decrease in bank charges. Partially offsetting these decreases was a $1.2 million increase in legal expenses, a $0.4 million increase in professional fees, a $0.3 million increase in office and equipment rental expense, a $0.2 million increase in staff development and training expenses, and a $0.2 million increase in consulting and contractor expenses.

Research and development ("R&D")

R&D expenses of $6.1 million (3.5% of net sales) for the quarter ended December 31, 2015 decreased $0.2 million or 2.7% compared to $6.3 million (3.1% of net sales) for the quarter ended December 31, 2014.

Restructuring charges

Restructuring charges of $1.7 million for the quarter ended December 31, 2015 decreased $4.3 million or 71.7% from $6.1 million for the quarter ended December 31, 2014.

The Company incurred $1.7 million in restructuring charges in the quarter ended December 31, 2015 including $0.8 million in personnel reduction costs and $0.9 million in manufacturing relocation costs. The personnel reduction costs of $0.8 million are due primarily to $0.7 million related to the consolidation and relocation of certain Solid Capacitor manufacturing in

Victoria and Matamoros, Mexico, and $0.1 million for overhead reductions in North America and Europe. The manufacturing relocation costs of $0.9 million are due primarily to transfers of Film and Electrolytic production lines to lower cost regions.

The Company incurred $6.1 million in restructuring charges in the quarter ended December 31, 2014 including $5.9 million of personnel reduction costs due to the following: $4.0 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines to lower cost regions, $1.4 million for outsourcing of the Company's information technology function and overhead reductions in North America and Europe, and $0.5 million related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico. The Company also incurred $0.2 million of manufacturing relocation costs primarily due to the relocation of equipment to Suzhou, China and Skopje, Macedonia.

Operating income (loss)

Operating income of $8.5 million for the quarter ended December 31, 2015 decreased $0.8 million from operating income of $9.3 million for the quarter ended December 31, 2014.  The decrease in operating income was primarily attributable to a $5.7 million decrease in gross margin and a $0.7 decrease in the gain on sales and disposals of assets. These declines in operating income were partially offset by the following: a $4.3 million decrease in restructuring charges, a $1.1 million decrease in SG&A expenses and a $0.2 million decrease in R&D expenses.

Non-operating (income) expense, net

Non-operating (income) expense, net was a net expense of $7.8 million for the quarter ended December 31, 2015 compared to a net expense of $6.2 million for the quarter ended December 31, 2014. The change is primarily attributable to a $0.7 million gain from the change in value of the NEC TOKIN options during the quarter ended December 31, 2015 compared to a $2.5 million gain from the change in value of the NEC TOKIN options during the quarter ended December 31, 2014. During the quarter ended December 31, 2015, we recognized a $1.0 million foreign currency exchange gain compared to a $1.3 million foreign currency exchange gain for the quarter ended December 31, 2014, which was due primarily to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar. Additionally, in the quarter ended December 31, 2014 we had recognized $1.1 million in professional charges related to financing activities which was largely offset by a $1.0 million gain recognized from the extinguishment of our Advance Payment from OEM debt.

Income taxes

Income tax expense from continuing operations of $2.8 million for the quarter ended December 31, 2015 increased $1.4 million compared to income tax expense from continuing operations of $1.4 million for the quarter ended December 31, 2014.  During the quarter ended December 31, 2015, the income tax expense from continuing operations was comprised of a $2.8 million income tax expense from foreign operations.  During the quarter ended December 31, 2014, the Company incurred $1.4 million which is comprised of a $0.8 million charge related to income taxes from continuing foreign operations and $0.6 million of income tax expense related to an uncertain tax position in a foreign jurisdiction.

There was no U.S. federal income tax benefit from net operating losses for the quarters ended December 31, 2015 and 2014 due to a valuation allowance recorded on deferred tax assets.

Equity income (loss) from NEC TOKIN

Equity loss related to our 34% economic interest in NEC TOKIN of $6.5 million for the quarter ended December 31, 2015 reflects a $7.9 million unfavorable change compared to equity income of $1.4 million for the quarter ended December 31, 2014. The change is comprised of the following: a $6.7 million increase in accrued antitrust fines and a $2.3 million unfavorable change in the foreign exchange rates. In addition, there was a receipt of $0.2 million from a legal settlement in Hong Kong for the quarter ended December 31, 2014 and no similar receipt in the quarter ended December 31, 2015. Partially offsetting these unfavorable items were: a $0.1 million improvement in gross margin, a $0.1 million decrease in legal expenses relating to antitrust lawsuits and a $0.1 million decrease in step up basis adjustments. In addition, a $1.0 million increase in income tax benefit, which included a $0.4 million decrease in deferred tax liability and a $0.6 million tax penalty charged in Vietnam for the quarter ended December 31, 2014, whereas no such charges were incurred during the quarter ended December 31, 2015.

Discontinued operations

Loss from discontinued operations was $0.2 million for the quarter ended December 31, 2014 and related to the sale of the machinery division in April 2014. There was no activity related to discontinued operations in the quarter ended December 31, 2015.

Business Groups Comparison of the Quarter Ended December 31, 2015 with the Quarter Ended December 31, 2014

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended December 31, 2015 and 2014 (amounts in thousands):

	Quarters Ended December 31,
	2015	2014
Net sales:
Solid Capacitors	$135,300	$152,785
Film and Electrolytic	41,884	48,525
Total	$177,184	$201,310
Operating income (loss):
Solid Capacitors	$31,359	$38,103
Film and Electrolytic	(1,770)	(5,137)
Corporate	(21,096)	(23,664)
Total	$8,493	$9,302

Solid Capacitors

The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors business group for the quarters ended December 31, 2015 and 2014 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$82,979		$92,257
Ceramic product line net sales	52,321		60,528
Solid Capacitors net sales	$135,300		$152,785
Solid Capacitors operating income (loss)	$31,359	23.2%	$38,103	24.9%

Net sales

Solid Capacitors net sales of $135.3 million for the quarter ended December 31, 2015 decreased $17.5 million or 11.4% from $152.8 million for the quarter ended December 31, 2014. The decrease primarily related to a decrease in unit sales volumes, typical erosion in market prices and changes in product line and channel mix in North America and South America ("Americas") and Europe, Middle East and Africa ("EMEA"). The decrease in net sales included a $2.3 million unfavorable impact from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.

The overall Solid Capacitors net sales decrease was driven primarily by decrease in net sales in the Americas and EMEA regions:

	Quarters Ended December 31,		Change in Net Sales
	2015	2014
Americas	$50.5	$58.3	$(7.8)
EMEA	27.5	36.2	(8.7)
APAC	57.3	58.3	(1.0)
Solid Capacitor net sales	$135.3	$152.8	$(17.5)

The Americas and EMEA decreases are comprised of decreases in distribution channel for certain Tantalum and Ceramic commercial and specialty products.

 Segment operating income (loss)

Segment operating income of $31.4 million for the quarter ended December 31, 2015 decreased $6.7 million or 17.7% from $38.1 million in the quarter ended December 31, 2014. The decrease in operating income is primarily a result of a $6.2 million decrease in gross margin, a $0.3 million increase in restructuring charges and a $0.3 million increase in SG&A charges. Despite the decrease in sales, the gross margin impact was limited due to significant cost improvements driven by vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing improvements as a result of our partnership with NEC TOKIN.

Film and Electrolytic

The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended December 31, 2015 and 2014 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$41,884		$48,525
Operating income (loss)	(1,770)	(4.2)%	(5,137)	(10.6)%

Net sales

Film and Electrolytic net sales of $41.9 million for the quarter ended December 31, 2015 decreased $6.6 million or 13.7% from $48.5 million for the quarter ended December 31, 2014.  The decrease in net sales included a $3.8 million unfavorable impact from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar. Excluding the foreign exchange impact, net sales decreased by $2.8 million primarily due to a decrease in unit sales volumes in the EMEA and APAC regions. The decrease was partially offset by improving net sales in the Americas region.

Segment operating income (loss)

Segment operating loss of $1.8 million for the quarter ended December 31, 2015 improved $3.4 million from a loss of $5.1 million in the quarter ended December 31, 2014 and operating loss as a percentage of net sales improved 640 basis points.  The improvement in segment operating loss was driven by an improvement in gross margin achieved through headcount reductions and manufacturing relocations previously completed as part of our restructuring plan and cost reduction actions across all plants. In addition, restructuring charges decreased $3.5 million. Partially offsetting this improvement was a $0.3 million loss on disposal of fixed assets incurred in the quarter ended December 31, 2015 compared to a $0.6 million gain on disposal of fixed assets incurred in the quarter ended December 31, 2014.

Consolidated Comparison of the Nine Month Period Ended December 31, 2015 with the Nine Month Period Ended December 31, 2014

The following table sets forth the Condensed Consolidated Statements of Operations for the nine month periods ended December 31, 2015 and 2014 (amounts in thousands):

	Nine Month Periods Ended December 31,
	2015	% to Total Sales	2014	% to Total Sales
Net sales	$550,897		$629,484
Gross margin	121,267	22.0%	123,180	19.6%
Selling, general and administrative expenses	75,656	13.7%	73,663	11.7%
Research and development	18,560	3.4%	19,230	3.1%
Restructuring charges	3,561	0.6%	9,580	1.5%
Net (gain) loss on sales and disposals of assets	(233)	n.m.	(759)	(0.1)%
Operating income (loss)	23,723	4.3%	21,466	3.4%

Interest income	(10)	n.m.	(11)	n.m.
Interest expense	29,676	5.4%	30,681	4.9%
Change in value of NEC TOKIN options	26,300	4.8%	(13,200)	(2.1)%
Other (income) expense, net	(2,495)	(0.5)%	(1,629)	(0.3)%
Income (loss) from continuing operations before income taxes and equity income from NEC TOKIN	(29,748)	(5.4)%	5,625	0.9%
Income tax expense	3,950	0.7%	5,224	0.8%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(33,698)	(6.1)%	401	0.1%
Equity income (loss) from NEC TOKIN	(4,758)	(0.9)%	(76)	n.m.
Income (loss) from continuing operations	(38,456)	(7.0)%	325	0.1%
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0 and $1,976, respectively	—	n.m.	5,379	0.9%
Net income (loss)	$(38,456)	(7.0)%	$5,704	0.9%
 n.m. - not meaningful

Net Sales

Net sales of $550.9 million for the nine month period ended December 31, 2015 decreased $78.6 million or 12.5% from $629.5 million for the nine month period ended December 31, 2014. Solid Capacitors net sales decreased $59.3 million driven by a decrease in net sales in the Americas and EMEA regions from the OEM and distributor channels which we believe is due to a general softening of the markets and distributor inventory corrections. In addition, Solid Capacitor net sales were unfavorably impacted by $11.4 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Film & Electrolytic net sales decreased $19.3 million driven primarily by an unfavorable impact of $17.4 million from foreign currency exchange due mainly to the change in the value of the Euro compared to the U.S. dollar. In addition, net sales decreased in the APAC and Americas regions which was partially offset by improved net sales in the EMEA region.

The following table reflects the percentage of net sales by region for the nine month periods ended December 31, 2015 and 2014:

	Nine Month Periods Ended December 31,
	2015	2014
Americas	31%	32%
EMEA	31%	34%
APAC	38%	34%
	100%	100%

The following table reflects the percentage of net sales by channel for the nine month periods ended December 31, 2015 and 2014:

	Nine Month Periods Ended December 31,
	2015	2014
Distributors	41%	44%
EMS	22%	18%
OEM	37%	38%
	100%	100%

Gross Margin

Gross margin of $121.3 million (22.0% of net sales) for the nine month period ended December 31, 2015 decreased $1.9 million or 1.6% from $123.2 million (19.6% of net sales) for the nine month period ended December 31, 2014 and gross margin as a percentage of net sales improved 240 basis points. The primary contributor to the decrease was a decrease in Solid Capacitor gross margin of $10.1 million primarily due to the decrease in net sales. Despite the decrease in net sales, the gross margin decrease for Solid Capacitors was partially mitigated by variable margin improvement due to our restructuring efforts, cost reduction activities, vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our partnership with NEC TOKIN. This decrease was partially offset by an improvement in gross margin for Film and Electrolytic of $8.2 million driven by the headcount reductions and manufacturing relocations previously completed as part of our restructuring plan and cost reduction actions across all plants.

Selling, General and Administrative Expenses

SG&A expenses of $75.7 million (13.7% of net sales) for the nine month period ended December 31, 2015 increased $2.0 million or 2.7% compared to $73.7 million (11.7% of net sales) for the nine month period ended December 31, 2014. The increase consists primarily of the following items: a $2.8 million increase in ERP integration and technology transition costs; a $2.6 million increase in legal expenses primarily related to ongoing antitrust lawsuits; a $1.9 million increase in consulting and contractor expenses; and a $0.7 million increase in non-income-related taxes. These increases were partially offset by a $1.5 million decrease in software-related expenses, a $1.4 million decrease related to the change in the allocation of IT and other costs between SG&A and cost of goods sold following an internal usage study, a $0.8 million decrease in professional fees, a $0.7 million decrease in payroll, commissions, and related expenses and benefits, a $0.7 million decrease in depreciation expense, a $0.4 million decrease in director fees, and a $0.4 million decrease in certain ongoing costs related to our acquisition of a 34% economic interest in NEC TOKIN's net assets.

Research and Development

R&D expenses of $18.6 million (3.4% of net sales) for the nine month period ended December 31, 2015 decreased $0.7 million or 3.5% compared to $19.2 million (3.1% of net sales) for the nine month period ended December 31, 2014.

Restructuring Charges

Restructuring charges of $3.6 million for the nine month period ended December 31, 2015 decreased $6.0 million or 62.8% from $9.6 million for the nine month period ended December 31, 2014.

Restructuring charges in the nine month period ended December 31, 2015 included $1.9 million of personnel reduction costs and $1.7 million of manufacturing relocation costs.

The personnel reduction costs of $1.9 million are comprised of the following: $1.4 million related to the consolidation and relocation of certain Solid Capacitor manufacturing in Victoria and Matamoros, Mexico, $0.6 million related to a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.6 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe, and $0.4 million for planned headcount reductions in Europe (primarily Landsberg, Germany). These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy. The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees.  Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction.  Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016

The Company also incurred $1.7 million of manufacturing relocation costs primarily for transfers of Film and Electrolytic production lines to lower cost regions

The Company incurred $9.6 million in restructuring charges in the nine month period ended December 31, 2014 including $7.2 million of personnel reduction costs due to the following: $5.2 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines to lower cost regions, $1.4 million for outsourcing of the Company's information technology function and overhead reductions in North America and Europe, and $0.6 million related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico. The remaining $2.4 million of manufacturing relocation costs was comprised of $1.1 million related to the relocation of equipment to Suzhou, China and Skopje, Macedonia and $1.3 million due to the shut-down of the Tantalum production line in Evora, Portugal.

Operating Income (Loss)

KEMET's operating income of $23.7 million for the nine month period ended December 31, 2015, improved $2.3 million from the operating income of $21.5 million for the nine month period ended December 31, 2014. The improvement is attributable primarily to a $6.0 million decrease in restructuring charges and a $0.7 million decrease in R&D expenses. These improvements were partially offset by a $2.0 million increase in SG&A expense, a $1.9 million decrease in gross margin and a $0.5 million decrease in the gain on disposal of fixed assets.

Non-operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $53.5 million for the nine month period ended December 31, 2015, compared to an expense of $15.8 million for the nine month period ended December 31, 2014. The increase is primarily due to the recognition of a $26.3 million decrease in the value of the NEC TOKIN options for the nine month period ended December 31, 2015 compared to a $13.2 million increase in the value of the NEC TOKIN options for the nine month period ended December 31, 2014. Partially offsetting this increase was a $3.2 million foreign currency exchange gain during the nine month period ended December 31, 2015 compared to a $2.1 million foreign currency exchange gain for the nine month period ended December 31, 2014, which was primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar. Interest expense decreased $1.0 million for the nine month period ended December 31, 2015 from the nine month period ended December 31, 2014, which was primarily due to a decrease in imputed interest on acquisition-related obligations. Additionally, during the nine month period ended December 31, 2014 we had recognized $1.1 million in professional charges related to financing activities which was largely offset by a $1.0 million gain recognized from the extinguishment of our Advance Payment from OEM debt.

Income Taxes

Income tax expense of $4.0 million for the nine month period ended December 31, 2015 was comprised of $4.4 million related to income taxes for foreign operations, a $0.6 million federal income tax benefit from the acquisition of IntelliData and $0.2 million of state income tax expense. Income tax expense of $5.2 million for the nine month period ended December 31, 2014 was comprised of $4.3 million related to income taxes for continuing foreign operations, a $0.8 million income tax expense related to uncertain tax positions in a foreign jurisdiction and $0.1 million of state income tax expense.

There was no U.S. federal income tax benefit from net operating losses for the nine month periods ended December 31, 2015 and 2014 due to a valuation allowance on deferred tax assets.

Equity Income (Loss) from NEC TOKIN

Equity loss related to our 34% economic interest in NEC TOKIN increased by $4.7 million to a $4.8 million equity loss for the nine month period ended December 31, 2015 compared to a $0.1 million equity loss for the nine month period ended December 31, 2014. The change is comprised of the following: a $6.7 million increase in accrued antitrust fines, a $2.4 million unfavorable change in the foreign exchange rates and a $0.3 million increase in legal expenses relating to antitrust lawsuits. In addition, there was a $1.4 million gain on sale of an operating division was recorded for the quarter ended December 31, 2014, and no similar transaction in the quarter ended December 31, 2015. Partially offsetting these unfavorable items were: a $1.8 million improvement in gross margin, $1.2 million decrease in business restructuring expenses, a $0.7 million decrease in step up basis adjustments, a $0.6 million increase of gain from lawsuit settlements, a $0.2 million decrease in R&D expense, a $0.2 million refund from customs duty in the United States of America and a $0.2 million decrease in loss on disposed fixed assets. In addition, there was a $1.1 million increase in income tax benefit, which included a $0.5 million decrease in deferred tax liability and a $0.6 million tax penalty charged in Vietnam for the quarter ended December 31, 2014, whereas no such charges were incurred during the quarter ended December 31, 2015. The improvement in gross margin was driven primarily by sales mix improvement, improvements in manufacturing efficiencies, and a reduction of personnel costs.

Discontinued Operations

Film and Electrolytic completed the sale of its machinery division in April 2014, which resulted in a gain of $5.6 million on the sale of the business (after income tax expense), which was partially offset by a loss from machinery operations of $0.3 million during the nine month period ended December 31, 2014, resulting in net income from discontinued operations of $5.4 million. There was no activity related to discontinued operations in the nine month period ended December 31, 2015.

Business Groups Comparison of the Nine Month Period Ended December 31, 2015 with the Nine Month Period Ended December 31, 2014

The following table reflects each business group’s net sales and operating income (loss) for the nine month periods ended December 31, 2015 and 2014 (amounts in thousands):

	Nine Month Periods Ended December 31,
	2015	2014
Net sales:
Solid Capacitors	$416,261	$475,594
Film and Electrolytic	134,636	153,890
Total	$550,897	$629,484
Operating income (loss):
Solid Capacitors	$95,371	$106,223
Film and Electrolytic	1,159	(12,130)
Corporate	(72,807)	(72,627)
Total	$23,723	$21,466

Solid Capacitors

The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors business group for the nine month periods ended December 31, 2015 and 2014 (amounts in thousands, except percentages):

	Nine Month Periods Ended December 31,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$255,430		$289,044
Ceramic product line net sales	160,831		186,550
Solid Capacitors net sales	$416,261		$475,594
Solid Capacitors operating income (loss)	$95,371	22.9%	$106,223	22.3%

Net Sales

Solid Capacitors net sales of $416.3 million for the nine month period ended December 31, 2015 decreased $59.3 million or 12.5% from $475.6 million for the nine month period ended December 31, 2014.  Tantalum product line net sales of $255.4 million for the nine month period ended December 31, 2015, decreased $33.6 million or 11.6% from $289.0 million for the nine month period ended December 31, 2014. Ceramic net sales of $160.8 million for the nine month period ended December 31, 2015 decreased $25.7 million or 13.8% from $186.6 million for the nine month period ended December 31, 2014.  Included in the decrease in net sales was an unfavorable impact of $11.4 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The overall Solid Capacitors net sales decrease was driven primarily by a decrease in net sales in the Americas and EMEA regions due to a decline in unit volumes, typical market price erosion and changes in product line and channel mix:

	Nine Month Periods Ended December 31,		Change in Net Sales
	2015	2014
Americas	$153.9	$184.7	$(30.8)
EMEA	88.5	114.9	(26.4)
APAC	173.9	176.0	(2.1)
Solid Capacitors net sales	$416.3	$475.6	$(59.3)

The Americas and EMEA decreases are comprised of decreases in both the OEM and distribution channels for certain Tantalum and Ceramic commercial and specialty products.

Segment Operating Income (Loss)

Segment operating income of $95.4 million for the nine month period ended December 31, 2015 decreased $10.9 million or 10.2% from $106.2 million for the nine month period ended December 31, 2014, however operating income as a percentage of net sales improved 60 basis points. The decrease in operating income was attributable primarily to a decrease in gross margin of $10.1 million and a $1.0 million increase in SG&A expenses, which were partially offset by a $0.3 million decrease in restructuring charges. Despite the $59.3 million decrease in net sales, our gross margin only decreased $10.1 million due to vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our partnership with NEC TOKIN.

Film and Electrolytic

The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the nine month periods ended December 31, 2015 and 2014 (amounts in thousands, except percentages):

	Nine Month Periods Ended December 31,
	2015		2014
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$134,636		$153,890
Operating income (loss)	1,159	0.9%	(12,130)	(7.9)%

Net Sales

Film and Electrolytic net sales of $134.6 million for the nine month period ended December 31, 2015 decreased $19.3 million or 12.5% from $153.9 million for the nine month period ended December 31, 2014. The decrease in net sales included a $17.4 million unfavorable impact from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Excluding the foreign exchange impact, net sales decreased by $1.9 million primarily driven by decreased net sales in the APAC and Americas regions partially offset by the improved net sales in the EMEA region.

Segment Operating Income (Loss)

Segment operating income of $1.2 million for the nine month period ended December 31, 2015, improved $13.3 million from a segment operating loss of $12.1 million for the nine month period ended December 31, 2014 and operating income as a percentage of net sales improved 880 basis points.  The improvement in segment operating income was primarily attributable to an $8.2 million improvement in gross margin driven by the headcount reductions and manufacturing relocations previously completed as part of our restructuring plan and cost reduction actions across all plants. In addition we achieved the following improvements: a $5.0 million decrease in restructuring charges, a $0.5 million decrease in SG&A expenses and a $0.2 million decrease in R&D expenses. These improvements were partially offset by a $0.6 million decrease in the gain on disposal of fixed assets.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans.  Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.

10.5% Senior Notes

As of December 31, 2015 and March 31, 2015, we had outstanding $355.0 million in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).

Revolving Line of Credit

As of December 31, 2015, the Company had the following activity and resulting balances under its revolving line of credit (amounts in millions, excluding percentages):

	As of March 31, 2015	Nine Month Period Ended December 31, 2015		As of December 31, 2015
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility (3)	$21.5	$8.0	$5.5	$24.0	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (4)	12.0	—	—	12.0	3.000%	February 22, 2016
Singapore Borrowing 2 (4)	—	2.0	—	2.0	3.125%	April 11, 2016
Total Facilities	$33.5	$10.0	$5.5	$38.0
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
(2) For Singapore borrowings, London Interbank Offer Rate ("LIBOR"), plus a spread of 2.50% as of December 31, 2015.
(3) The Company plans to repay a portion of the U.S. Facility within a year and has classified $5.0 million as current portion of long-term debt as of December 31, 2015.
(4) The Company has the intent and ability to extend the due date on the Singapore borrowings beyond one year.
These were the only borrowings under the revolving line of credit as of December 31, 2015.

Short-term Liquidity

Unrestricted cash and cash equivalents as of December 31, 2015 of $43.2 million decreased $13.2 million from $56.4 million as of March 31, 2015. Our net working capital (current assets less current liabilities) as of December 31, 2015 was $234.3 million compared to $239.1 million as of March 31, 2015. Cash and cash equivalents held by our foreign subsidiaries totaled $23.9 million and $22.6 million at December 31, 2015 and March 31, 2015, respectively. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.

Our current restructuring activities to improve our cost structure by relocating headcount to lower cost areas and vertically integrating our supply chain are nearing completion and we expect these efforts to be reflected as an improvement to our operating cash flows in future periods. Based on our current operating plans, we believe domestic cash and cash equivalents are sufficient to fund our operating requirements for the next twelve months, including $38.6 million in interest payments, $15.0 million to $20.0 million in expected capital expenditures, $3.0 million in deferred acquisition payments, $1.8 million in restructuring payments, and $5.0 million in debt principal payments. As of December 31, 2015, our borrowing capacity under the revolving line of credit was $22.0 million.  The revolving line of credit expires on December 19, 2019. The borrowing capacity has increased due to an improvement in the fixed charge coverage ratio and an increase in the eligible accounts receivable collateral.

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

Cash and cash equivalents decreased $13.2 million for the nine month period ended December 31, 2015, as compared with a decrease of $2.3 million during the nine month period ended December 31, 2014.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Nine Month Periods Ended December 31,
	2015	2014
Net cash provided by (used in) operating activities	$(557)	$(3,270)
Net cash provided by (used in) investing activities	(16,114)	8,139
Net cash provided by (used in) financing activities	3,328	(5,610)
Effect of foreign currency fluctuations on cash	139	(1,606)
Net increase (decrease) in cash and cash equivalents	$(13,204)	$(2,347)

Operating

Cash used in operating activities in the nine month period ended December 31, 2015 of $0.6 million decreased $2.7 million compared to cash used in operating activities of $3.3 million in the nine month period ended December 31, 2014. This favorable change in operating cash was primarily a result of a $6.8 million decrease in prepaid expenses and other current assets (due to the collection of value-added tax) during the nine month period ended December 31, 2015 compared to a $2.9 million increase in the nine month period ended December 31, 2014.

Also contributing to the positive changes in cash was a $5.9 million increase in operating cash flows in the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014 (changes in net income (loss) adjusted for the change in: depreciation and amortization, net (gain) loss on the sale of our discontinued operations, net cash provided by (used in) operating activities of our discontinued operations, equity (income) loss from NEC TOKIN, amortization of debt and financing costs, stock based compensation expense, change in value of NEC TOKIN options, net (gain) loss on sales and disposals of assets, pension and other post-retirement benefits, deferred income taxes, and long-term receivable write down).

Partially offsetting the positive changes above were changes in operating liabilities that resulted in an $8.2 million decrease in cash during the nine month period ended December 31, 2015 when compared to the nine month period ended December 31, 2014. Additionally, the decrease in accounts receivable during nine month period ended December 31, 2015 provided $1.3 million in cash whereas during the nine month period ended December 31, 2014, the decrease in accounts receivable generated $7.4 million in cash.

Investing

Cash used in investing activities in the nine month period ended December 31, 2015 of $16.1 million reflects a $24.3 million change compared to cash provided by investing activities of $8.1 million in the nine month period ended December 31, 2014.
Cash used in investing activities during the nine month period ended December 31, 2015 include capital expenditures of $14.1 million primarily related to expanding capacity at our manufacturing facilities in Suzhou, China; Pontecchio, Italy; Gränna, Sweden; and Evora, Portugal as well as information technology projects in Simpsonville, South Carolina. We also paid $2.9 million related to our acquisition of IntelliData and received $0.9 million in proceeds from the sale of assets.
In comparison, cash provided by investing activities during the nine month period ended December 31, 2014 included $9.6 million from the sale of discontinued operations, $4.5 million from the sale of other assets, and $11.5 million from restricted cash related to an agreement we had with an original equipment manufacturer, and were offset by $17.5 million used for capital expenditures primarily related to expanding capacity at our manufacturing facilities in Simpsonville, South Carolina; Gränna, Sweden; Suzhou, China; and completion of our manufacturing facility in Pontecchio, Italy.
Financing

Cash provided by financing activities in the nine month period ended December 31, 2015 of $3.3 million reflects a $8.9 million change from cash used in financing activities of $5.6 million in the nine month period ended December 31, 2014, primarily due to a decrease in deferred acquisition payments.
During the nine month period ended December 31, 2015, we received $4.5 million in net proceeds under the Loan and Security Agreement, while spending $0.5 million for foreign subsidiary debt payments and $0.7 million for the purchase of treasury stock.

In comparison, during the nine month period ended December 31, 2014, we received $28.0 million in net proceeds under the Loan and Security Agreement while making $21.7 million in long-term debt payments and also making deferred acquisition payments of $11.9 million related to the KEMET Foil and KEMET Blue Powder Corporation acquisitions.

Commitments

With the exception of the IntelliData acquisition, for which we paid a commitment of $3.0 million on January 4, 2016, our commitments have not materially changed from those disclosed in the Company’s 2015 Annual Report.

Non-U.S. Generally Accepted Accounting Principles ("GAAP") Financial Measures

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

The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Net sales	$177,184	$201,310	$550,897	$629,484
Cost of sales	$138,436	$156,842	$429,630	$506,304
Gross margin	$38,748	$44,468	$121,267	$123,180
Adjustments:
Plant start-up costs	160	1,144	542	3,905
Stock-based compensation expense	268	424	1,140	1,111
Plant shut-down costs	231	—	231	889
Inventory revaluation	—	(927)	—	928
Adjusted gross margin	$39,407	$45,109	$123,180	$130,013
	22.2%	22.4%	22.4%	20.7%

Non-U.S. GAAP Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Operating income (loss)	$8,493	$9,302	$23,723	$21,466
Adjustments:
Restructuring charges	1,714	6,063	3,561	9,580
Inventory revaluation	—	(927)	—	928
Net (gain) loss on sales and disposals of assets	129	(574)	(233)	(759)
Stock-based compensation expense	1,154	1,232	3,761	3,184
Legal expenses related to antitrust class actions	1,300	409	2,559	409
ERP integration/IT transition costs	167	671	4,818	1,975
Plant start-up costs	160	1,144	542	3,905
Plant shut-down costs	231	—	231	889
Pension plan adjustment	—	—	312	—
NEC TOKIN investment-related expenses	225	485	635	1,552
Adjusted operating income (loss)	$13,573	$17,805	$39,909	$43,129

Non-U.S. GAAP Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Net income (loss)	$(8,600)	$2,914	$(38,456)	$5,704
Adjustments:
Restructuring charges	1,714	6,063	3,561	9,580
Equity (income) loss from NEC TOKIN	6,505	(1,367)	4,758	76
Inventory revaluation	—	(927)	—	928
Net (gain) loss on sales and disposals of assets	129	(574)	(233)	(759)
Stock-based compensation expense	1,154	1,232	3,761	3,184
Legal expenses related to antitrust class actions	1,300	409	2,559	409
(Gain) loss on early extinguishment of debt	—	(1,003)	—	(1,003)
Offering Memorandum Fees	—	1,142	—	1,142
ERP integration/IT transition costs	167	671	4,818	1,975
Change in value of NEC TOKIN options	(700)	(2,500)	26,300	(13,200)
Plant start-up costs	160	1,144	542	3,905
Plant shut-down costs	231	—	231	889
Net foreign exchange (gain) loss	(1,036)	(1,257)	(3,158)	(2,081)
NEC TOKIN investment-related expenses	225	485	635	1,552
(Income) loss from discontinued operations	—	164	—	(5,379)
Amortization included in interest expense	212	322	649	1,570
Pension plan adjustment	—	—	312	—
Income tax effect of pension curtailment	720	—	720	—
Income tax effect of non-GAAP adjustments (1)	(10)	37	106	64
Adjusted net income (loss)	$2,171	$6,955	$7,105	$8,556
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

Non-U.S. GAAP Adjusted EBITDA is calculated as follows (amounts in thousands):

	Quarters Ended December 31,		Nine Month Periods Ended December 31,
	2015	2014	2015	2014
Net income (loss)	$(8,600)	$2,914	$(38,456)	$5,704
Adjustments:
Interest expense, net	9,848	9,933	29,666	30,670
Income tax expense (benefit)	2,760	1,359	3,950	5,224
Depreciation and amortization	9,674	9,720	28,856	30,694
Restructuring charges	1,714	6,063	3,561	9,580
Legal expenses related to antitrust class actions	1,300	409	2,559	409
Equity (income) loss from NEC TOKIN	6,505	(1,367)	4,758	76
Inventory revaluation	—	(927)	—	928
Net (gain) loss on sales and disposals of assets	129	(574)	(233)	(759)
Stock-based compensation expense	1,154	1,232	3,761	3,184
(Gain) loss on early extinguishment of debt	—	(1,003)	—	(1,003)
Offering Memorandum Fees	—	1,142	—	1,142
ERP integration/IT transition costs	167	671	4,818	1,975
Change in value of NEC TOKIN options	(700)	(2,500)	26,300	(13,200)
Plant start-up costs	160	1,144	542	3,905
Plant shut-down costs	231	—	231	889
Net foreign exchange (gain) loss	(1,036)	(1,257)	(3,158)	(2,081)
NEC TOKIN investment-related expenses	225	485	635	1,552
Pension plan adjustment	—	—	312	—
(Income) loss from discontinued operations	—	164	—	(5,379)
Adjusted EBITDA	$23,531	$27,608	68,102	73,510

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

Impact of Recently Issued Accounting Standards

 New accounting standards adopted/issued

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 will be effective for interim and annual reporting periods beginning April 1, 2017. Early application is permitted.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts recognized in a business combination in the reporting period in which the adjustment amounts are determined. It also requires disclosure of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively revise comparative information for prior periods. ASU 2015-16 will be effective for interim and annual reporting periods beginning April 1, 2016. Early application is permitted. Upon adoption, the Company will apply the new standard to measurement period adjustments related to business acquisitions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3. Legal Proceedings” of our 2015 Annual Report includes a discussion of our legal proceedings.  There have been no material changes from the Company's legal proceedings described in our 2015 Annual Report. For an update on certain legal matters concerning NEC TOKIN, our equity method investee, see Note 6, “Investment in NEC TOKIN.”

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2015 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchase of shares of our common stock during the quarter ended December 31, 2015 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
October 1 to October 31, 2015	—	—	—	—
November 1 to November 30, 2015	—	—	—	—
December 1 to December 31, 2015	41	$2.83	—	—
Total for Quarter Ended December 31, 2015	41	$2.83

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015, (iii) Condensed Consolidated

Statements of Cash Flows for the nine month periods ended December 31, 2015, and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 2, 2016
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and nine month periods ended December 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2015, and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.