Form 10-K
period 2016-03-31
KEMET CORP
filed 2016-05-25
CIK 887730

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2015 computed by reference to the closing sale price of the registrant's common stock was approximately $81,863,979.
The number of shares of each class of common stock, $0.01 par value, outstanding as of May 23, 2016 was 46,235,675.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held July 28, 2016 are incorporated by reference into Part III of this report.

PART I
ITEM 1.    BUSINESS
Background of Company
KEMET Corporation ("we", "us", "our", "KEMET" and the "Company"), is a global manufacturer of passive electronic components. We first began manufacturing tantalum capacitors in 1958 as a division of Union Carbide Corporation (“UCC”) and became a stand-alone legal entity in 1990 following a management buyout from UCC. In 1992, we publicly issued shares of our common stock. Since then, we have made the following acquisitions:

Business Group	Fiscal Year	Business
Solid Capacitors Business Group ("Solid Capacitors")	2007	Tantalum Business Unit of EPCOS AG
Film and Electrolytic Business Group ("Film and Electrolytic")	2008	Evox Rifa Group Oyj
Film and Electrolytic	2008	Arcotronics Italia S.p.A.
Film and Electrolytic	2012	Cornell Dubilier Foil, LLC (renamed KEMET Foil Manufacturing, LLC ("KEMET Foil"))
Solid Capacitors	2012	Niotan Incorporated (renamed KEMET Blue Powder Corporation ("Blue Powder"))
Corporate	2013	34% economic interest in NEC TOKIN Corporation ("NEC TOKIN")
Corporate	2016	IntelliData, Inc. ("IntelliData")
Through the above acquisitions and organic growth we have expanded our product base to include multilayer ceramic, solid & electrolytic aluminum and film capacitors.
In fiscal year 2013, our subsidiary, KEMET Electronics Corporation ("KEC") acquired a 34% economic interest in NEC TOKIN as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of NEC TOKIN outstanding as of such date. The Company accounts for its investment in NEC TOKIN using the equity method for a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN.
General
We compete in the passive electronic component industry, specifically multilayer ceramic, tantalum, film and aluminum (solid & electrolytic) capacitors. Product offerings include surface mount, which are attached directly to the circuit board; leaded capacitors, which are attached to the circuit board using lead wires; and chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow. As an essential passive component used in nearly all circuit boards, capacitors are typically used for coupling, decoupling, filtering, oscillating and wave shaping and are used in communication systems, servers, personal computers, tablets, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems (basically anything that plugs in or has a battery).
Our product line consists of many distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance (at various tolerances), voltage, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use.
We believe the long-term demand for the various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation. Our customer base includes most of the world's major electronics original equipment manufacturers ("OEMs") (including Alcatel-Lucent USA, Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., HP Inc., International Business Machines Corporation, Motorola Solutions, L.M. Ericsson, Siemens AG and TRW Automotive), electronics manufacturing services providers ("EMSs") (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.).

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
Our Industry
We compete with others that manufacture and distribute capacitors both domestically and globally and our success in the market is influenced by many factors, including price, availability, engineering specifications, quality and breadth of offering, performance characteristics, customer service and geographic location of our manufacturing sites. As in all manufacturing industries, there is ongoing pressure on average unit selling prices for capacitors. To help mitigate this effect, KEMET as well as many of our larger competitors have relocated their manufacturing operations to low cost regions and locations in closer proximity to our respective customers.
According to a March 2016 report entitled "Passive Electronic Components: World Market Outlook: 2016-2021" by Paumanok Publications, Inc. ("Paumanok"), a market research firm concentrating on the passive components industry, the global capacitor market in fiscal year 2016 (fiscal year ending March 2016) was estimated to be $18.8 billion in revenues and 1.87 trillion units. According to the Paumanok report, the global capacitor market is expected to improve substantially and achieve revenue and unit volume increases of 13% and 16%, respectively, by fiscal year 2021. According to Paumanok, the forecast of the capacitor industry for fiscal year 2016 and the expected growth to fiscal year 2021 are as follows (amounts in billions):

	Fiscal Year 2016	Fiscal Year 2021
Tantalum	$1.6	$1.9
Ceramic	10.3	11.3
Aluminum	3.6	3.8
Paper and plastic film	1.7	2.4
Other	0.6	0.7
	$17.8	$20.1
Because capacitors are a fundamental component of electronic circuits, demand for capacitors tends to reflect the general demand for electronic products, as well as integrated circuits, which, though cyclical, continues to grow. We believe growth in the electronics market and the resulting growth in demand for capacitors will be driven primarily by a number of recent trends which include:

•
the development of new products and applications, such as alternative and renewable energy systems, hybrid transportation systems, electronic controls for engines and industrial machinery, smart phones and mobile personal computing devices;

•	the “internet-of-things” products;

•	the next generation of automotive electronics to support advance driver assistance systems, as well as the connected car;

•	the increase in the electronic content of existing products, such as home appliances, medical equipment and automobiles;

•	consumer desire for mobility and connectivity; and

•	the enhanced functionality, complexity and convergence of electronic devices that use state-of-the-art microprocessors.
Markets and Customers
Our products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer, industrial and aerospace industries. We also sell products to EMS providers, which also serve OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent the largest channel through which we sell our capacitors. One electronics distributor accounted for over 10% of our net sales in fiscal years 2016, 2015 and 2014. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by them. Our top 50 customers accounted for 86.3% of our net sales during fiscal year 2016.
While we are seeing a merging of major segments as connectivity and “internet-of-things” grow, the following table presents an overview of the diverse industries that incorporate our capacitors into their products and the general nature of those products.

Industry	Products
Automotive
Adaptive cruise control, High intensity discharge headlamps, Light emitting diode electronic modules, Lane departure warning, Camera systems, Audio systems, Tire pressure monitoring, Power train electronics, Instrumentation, Airbag systems, Anti-lock braking and stabilization systems, Hybrid and electric drive vehicles, Electronic engine control modules, Driver comfort controls, Security systems, radar, connectivity systems and advance driver assistance gear

Communications	Smart phones, Telephones, Switching equipment, Relays, Base stations, and Wireless infrastructure
Computer-related	Personal computers (laptops, tablets, netbooks), Workstations, Servers, Mainframes, Computer peripheral equipment, Power supplies, Solid state drives, and Local area networks
Industrial	Electronic controls, Measurement equipment, Instrumentation, Solar and wind energy generation, Down-hole drilling and Medical electronics
Consumer	Digital media devices, Game consoles, Televisions, audio devices, and Global positioning systems
Military/Aerospace	Avionics, Radar, Guidance systems, and Satellite communications
Alternative Energy	Wind generation systems, Solar generation systems, Geothermal generation systems, Tidal generation Systems and Electric drive vehicles
We produce a small percentage of capacitors under military specification standards sold for both military and commercial uses. We do not sell any capacitors directly to the United States government. Certain of our customers purchase capacitors for products in the military and aerospace industries.
It is impracticable to report revenues from external customers for each of the above noted products primarily because approximately 42% of our external sales were to electronics distributors for fiscal year 2016.
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
KEMET in Mexico
We believe our operations in Mexico are among the most cost efficient in the world, and we expect they will continue to be our primary production facilities supporting North American and European customers for Solid Capacitors. One of the strengths of KEMET Mexico is that it is a local operation, including local management and workers. These facilities are responsible for maintaining KEMET's tradition of excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros are focused primarily on tantalum capacitors, while the facilities in Monterrey are focused on ceramic capacitors.
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
KEMET in Europe
We currently have one or more manufacturing locations in each of the following countries: Bulgaria, Finland, Italy, Macedonia, Portugal, and Sweden. In addition, we operate product innovation centers in the United Kingdom, Italy, Germany and Sweden. We continue to maintain and enhance our strong European sales and customer service infrastructure, allowing us to continue to meet the local preferences of European customers who remain an important focus for KEMET.
Global Sales and Logistics
KEMET serves the needs of our global customer base through three geographic regions: North America and South America ("Americas"), Europe, the Middle East and Africa ("EMEA") and Asia and the Pacific Rim ("APAC"). Each region's sales staff is organized into three areas supported by regional offices. We also have independent sales representatives located in seven countries worldwide including: Brazil, Israel, Canada, and the United States.
In our major markets, we market and sell our products primarily through a direct sales force. With a global sales organization that is customer-focused, our direct sales personnel from around the world serve on KEMET Global Account Teams committed to serving any customer location in the world with a dedicated KEMET representative. The traditional sales team is supported by regional Field Application Engineers who are experts in electronic engineering and market all of KEMET's products by assisting customers with the resolution of capacitor application issues. We believe our direct sales force creates a distinct advantage in the marketplace by enabling us to establish and maintain strong relationships with our customers to efficiently process simple repeat business as well as to consult with customers on new and technically complex custom applications. In addition, where appropriate, we use independent commissioned representatives. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer. Our sales team works with the customers throughout the entire purchasing process, following opportunities as they progress through concept, design, validation and finally mass production.
Electronics distributors are an important distribution channel in the electronics industry and accounted for 42%, 45%, and 45% of our net sales in fiscal years 2016, 2015 and 2014, respectively. A portion of our net sales to distributors are made under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. In addition, our distributor policy includes inventory price protection and "ship-from-stock and debit" ("SFSD") programs common in the industry.
Sales by Geography
In fiscal years 2016 and 2015, net sales by region were as follows (dollars in millions):

	Fiscal Year 2016			Fiscal Year 2015
	Net Sales	% of Total		Net Sales	% of Total
Americas	$225.7	31%	Americas	$260.0	32%
APAC	275.8	37%	APAC	281.8	34%
EMEA	233.3	32%	EMEA	281.4	34%
Total	$734.8		Total	$823.2
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
Competition
The capacitor industry is characterized by, among other factors, a long-term trend toward lower prices, low transportation costs, and few import barriers. Competitive factors influencing the market for our products include: product quality, customer service, technical innovation, pricing, and timely delivery. We believe we compete favorably on the basis of each of these factors.
Our major global competitors include AVX Corporation, Panasonic Corporation, Littelfuse, Inc., Murata Manufacturing Co., Ltd., Samsung, Taiyo Yuden Co., Ltd., TDK-EPC Corporation, WIMA GmbH & Co., KG and Vishay Intertechnology, Inc. ("Vishay").
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
Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors ("MLCC") and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors to minimize the price risk. The amount of palladium we require has generally been available in sufficient quantities; however, the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2016 the price of palladium fluctuated between $470 and $802 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, could, however, have an adverse effect on our profitability.
Patents and Trademarks
As of March 31, 2016, we held the following number of patents and trademarks:

	Patents	Trademarks
United States	124	7
Foreign	47	114
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

Research and Development
Research and development expenses were $25.0 million, $25.8 million and $24.5 million for fiscal years 2016, 2015 and 2014, respectively. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. We continue to invest in new technology to improve product performance and production efficiencies.
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
Solid Capacitors Business Group
Solid Capacitors operates nine capacitor manufacturing sites in the United States, Mexico and China and a product innovation center in the United States and primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors. Solid Capacitors employs over 6,270 employees worldwide. For fiscal years 2016, 2015 and 2014, Solid Capacitors had consolidated net sales of $556.3 million, $621.3 million and $626.5 million, respectively.
We continue to make significant investments in tantalum production within Solid Capacitors and, based on net sales, we believe we are the largest tantalum capacitor manufacturer in the world. We believe we have one of the broadest lines of tantalum product offerings and are one of the leaders in the growing market for high-frequency surface mount tantalum and aluminum polymer capacitors. On February 21, 2012, we acquired Blue Powder which we believe is the largest production facility for tantalum powder in the western hemisphere. The Company continues to review its cost structure and may take actions to improve the cost structure if the anticipated result is advantageous.
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
Film and Electrolytic Business Group
Our Film and Electrolytic Business Group produces film, paper and wet aluminum electrolytic capacitors. In addition, the business group designs and produce EMI filters. For applications requiring high power and high voltages, film capacitors are more suitable. For applications requiring high energy at a reasonable price, aluminum electrolytic capacitors are preferred. EMI filters consist of capacitive and inductive elements that reduce electromagnetic disturbance in the frequency range desired. We believe we are one of the world's largest suppliers of direct current film and one of the leaders in wet aluminum electrolytic capacitors. In addition, we produce capacitor grade aluminum foils utilized as a core component in the manufacture of electrolytic capacitors. For fiscal years 2016, 2015 and 2014, our Film and Electrolytic Business Group had consolidated net sales of $178.5 million, $201.9 million and $207.2 million, respectively. One of the primary drivers of the decreases in sales from fiscal year 2014 to fiscal year 2016 is the reduction of the USD to EURO exchange rate from a weighted average value of 1.34 to 1.10.
Our Film and Electrolytic Business Group primarily serves the industrial and automotive markets. We believe our Film and Electrolytic Business Group's product portfolio, technology and experience allow us to significantly benefit from the continued growth in alternative energy solutions and energy efficiency solutions within both the automotive and industrial markets especially for demanding applications such as humidity, temperature, voltage, etc. We operate ten film and electrolytic manufacturing sites throughout Europe and Asia and maintain product innovation centers in the United Kingdom, Italy, Germany and Sweden. Our Film and Electrolytic Business Group employs approximately 2,090 employees worldwide.
As part of our restructuring efforts for Film and Electrolytic, we have been executing our plan to reduce the number of operations and headcount. The restructuring plan is now substantially complete even though the full effects of these actions have not been reflected in the income statement yet and a few actions are still being completed. During fiscal year 2016, three operations were ceased and we reduced headcount by approximately 160 employees. The total closing, severance, and startup expenses incurred in fiscal year 2016 were approximately $3.0 million. These actions resulted in approximately a $4.0 million reduction in our operating costs in fiscal year 2016. We expect an additional $4.6 million of savings in fiscal year 2017 as a result of our plan, followed by another $1.8 million in fiscal year 2018.
Environmental and Regulatory Compliance
We are subject to various North American, European, and Asian federal, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals and materials used and generated in manufacturing electronic components. Based on the annual costs incurred over the past several years, we do not believe compliance with these laws and regulations will have a material adverse effect on our capital expenditures, earnings, or competitive position. We believe, however, it is reasonably likely the trend in environmental litigation, laws, and regulations will continue to be toward stricter standards. Such changes in the laws and regulations may require us to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on our financial condition.
We are strongly committed to economic, environmental, and socially sustainable development. As a result of this commitment, we have adopted the Electronic Industry Citizenship Coalition ("EICC") Code of Conduct. The EICC Code of Conduct is a comprehensive code of conduct that addresses all aspects of corporate responsibility including labor, health and safety, the environment, business ethics, and related management system elements. It outlines standards to ensure working conditions in the electronic industry supply chain are safe, workers are treated with respect and dignity, manufacturing processes are environmentally sustainable and materials are sourced responsibly.
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
Global Code of Conduct and Mission, Vision and Values
KEMET maintains a Global Code of Conduct ("Code of Conduct"), which became effective August 1, 2010, as well as mission ("Mission"), vision ("Vision") and values ("Values") statements along with a set of core values, which became effective in June 2011. KEMET's Mission is to help make the world a better, safer, more connected place to live. KEMET's Vision is to be the world's most trusted partner for innovative component solutions. KEMET's Values embody the key expectations of how our employees should approach the work they do every day: One KEMET, Unparalleled Customer Experience, Ethics and Integrity, Talent Oriented, No Politics, The Math Must Work and Speed. The Global Code of Conduct and Mission, Vision and Values are applicable to all employees, officers, and directors of the Company. The Code of Conduct, Mission, Vision and Values and any amendments thereto are available at http://www.kemet.com.

Employees
We have approximately 8,800 employees as of March 31, 2016 in the following locations:

Mexico	4,950
Asia	1,825
Europe	1,450
United States	575

The number of employees represented by labor organizations at KEMET locations in each of the following countries is as follows:

Mexico	3,350
Italy	250
Macedonia	25
Bulgaria	125
Indonesia	325
Finland	175
Sweden	100
In fiscal year 2016, we did not experience any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.
Securities Exchange Act of 1934 ("Exchange Act") Reports
We maintain an Internet website at the following address: http://www.kemet.com. KEMET makes available on or through our Internet website certain reports and amendments to those reports filed or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and beneficial ownership reports on Forms 3, 4 and 5. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
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
All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks inherent in the businesses and the market places in which we operate. While management believes these forward-looking statements are accurate and reasonable, uncertainties, risks and factors, including those described below, could cause actual results to differ materially from those reflected in our forward-looking statements.
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

(ix) equity method investment in NEC TOKIN exposes us to a variety of risks; (x) acquisitions and other strategic transactions expose us to a variety of risks; (xi) possible acquisition of NEC TOKIN may not achieve all of the anticipated results; (xii) our business could be negatively impacted by increased regulatory scrutiny and litigation; (xiii) inability to attract, train and retain effective employees and management; (xiv) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xv) exposure to claims alleging product defects; (xvi) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xvii) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xviii) volatility of financial and credit markets affecting our access to capital; (xix) the need to reduce the total costs of our products to remain competitive; (xx) potential limitation on the use of net operating losses to offset possible future taxable income; (xxi) restrictions in our debt agreements that limit our flexibility in operating our business; (xxii) failure of our information technology systems to function properly or our failure to control unauthorized access to our systems may cause business disruptions; (xxiii) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions; and (xxiv) fluctuation in distributor sales could adversely affect our results of operations.
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
While our operating plans provide for cash generated from operations to be sufficient to cover our future operating requirements, many factors, including reduced demand for our products, currency exchange rate fluctuations, increased raw material costs, and other adverse market conditions we cannot predict could cause a shortfall in net cash generated from operations. As an example, the electronics industry is a cyclical industry with demand for capacitors reflecting the demand for products in the electronics market. Customers' requirements for our capacitors fluctuate as a result of changes in general economic activity and other factors affecting the demand for their end-products. During periods of increasing demand for their products, they typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, they may rapidly decrease orders for our products while they use accumulated inventory. Business cycles vary somewhat in different geographical regions, such as Asia, and within customer industries. We are also vulnerable to general economic events beyond our control and our sales and profits may suffer in periods of weak demand.
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
Our liquidity and ability to realize our current operating plans is dependent on an improvement in operating results. If cash generated from operating, investing and financing activities is insufficient to pay for operating requirements and to cover payment obligations under debt instruments, planned operating and capital expenditures may need to be reduced, or the debt instruments may need to be amended or refinanced. There can be no assurances we would be able to secure such amendments or refinancing on satisfactory terms.
However, to provide financial flexibility, if necessary we could explore the sale of certain non-core assets. There can be no assurances we would be successful in this strategic initiative. Our ability to realize current operating plans is also dependent upon meeting our payment obligations and complying with any applicable financial covenants under our debt agreements.
Adverse economic conditions could cause the write down of long-lived assets or goodwill.
Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset or group of assets may not be recoverable. In the event the test shows the carrying value of certain long-lived assets is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. If the economic conditions decline we could incur impairment charges in the future.
Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. In the event the test shows the carrying value of goodwill is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. If the economic conditions decline we could incur additional charges in the future.
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
Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium we require has generally been available in sufficient quantities; however, the price of palladium is subject to significant price fluctuations driven by market demand. For instance, in fiscal year 2016 the price of palladium fluctuated between $470 and $802 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.
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
The capacitor business is competitive worldwide, with low transportation costs and few import barriers. Competition is based on factors such as product quality and reliability, availability, customer service, technical innovation, timely delivery and price. The industry has become increasingly consolidated and globalized in recent years, and our primary U.S. and non-U.S. competitors, some of which are larger than us, have significant financial resources. The greater financial resources of such competitors may enable them to commit larger amounts of capital in response to changing market conditions. Some competitors may also have the ability to use profits from other operations to subsidize losses sustained in their businesses with which we compete. Certain competitors may also develop product or service innovations that could put us at a disadvantage.
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
During fiscal year 2016, we continued our restructuring plan for Film and Electrolytic and took actions to reduce headcount by a total of approximately 160 employees and we expect to further reduce headcount in fiscal year 2017 by an additional 35 employees.
Solid Capacitors took actions to reduce headcount by approximately 230 in fiscal year 2016. The full benefits of this restructuring activity are expected to be realized in fiscal year 2017. We may not realize, in full or in part, the anticipated benefits of the restructuring plan without encountering difficulties, which may include complications in the transfer of production knowledge, loss of key employees and/or customers, the disruption of ongoing business, possible inconsistencies in standards, controls and procedures and potential difficulty in meeting customer demand in the event the market dramatically improves. We are party to collective bargaining agreements in certain jurisdictions in which we operate which could potentially prevent or delay execution of parts of our restructuring plan.
The financial performance of our equity method investment in NEC TOKIN could adversely impact our results of operations.
On February 1, 2013, we closed on KEC's investment in a 34% economic interest in NEC TOKIN with the purchase of 51% of the common stock in NEC TOKIN. The 34% economic interest is calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of NEC TOKIN outstanding as of such date. These businesses are subject to laws, regulations or market conditions, or have risks inherent in their operations, that could adversely affect their performance. We do not have the power to direct significant activities of our equity method investments and therefore the performance of the investment may be negatively impacted. The interests of our partners may differ from the Company's, and they may cause such entities to take actions which are not in the Company's best interest. Any of these factors could adversely impact our results of operations and the value of our investment. In fiscal years 2016, 2015 and 2014 we incurred a loss on our equity investment in NEC TOKIN of $16.4 million, $2.2 million and $7.1 million, respectively.
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
There can be no assurance we will complete the acquisition of the remaining shares of common stock and preferred stock of NEC TOKIN. KEC’s first and second call options to purchase additional capital stock of NEC TOKIN expired on April 30, 2015 and as a result KEC does not currently have the right to purchase the remaining capital stock of NEC TOKIN. There can be no assurance KEC will be able to negotiate new terms to purchase the additional capital stock of NEC TOKIN. From April 1, 2015 through May 31, 2018, NEC Corporation (“NEC”) of Japan may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC (the “Put Option”), provided KEC’s payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement.

Even if we do complete the acquisition, there can be no assurance we will realize the anticipated operating synergies, tax benefits and revenue expansion from the acquisition of NEC TOKIN or we will not experience difficulties in integrating the operations of NEC TOKIN with our operations. For example, the integration of NEC TOKIN will require the experience and expertise of certain of our key managers and key managers of NEC TOKIN. There can be no assurance, however, that these managers will remain with us for the time period necessary to successfully integrate the operations of NEC TOKIN with our operations. In addition, the acquisition of NEC TOKIN may present significant challenges for our management due to the increased time and resources required to properly integrate our management, employees, information systems, accounting controls, personnel and administrative functions with those of NEC TOKIN and to manage the combined company on a going forward basis. There can be no assurance we will be able to successfully integrate and streamline overlapping functions or, if successfully accomplished, that such integration will not be more costly to accomplish than presently contemplated or that we will not encounter difficulties in managing the combined company due to its increased size and scope. Furthermore, expansions or acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources and increase our exposure to penalties or fines for non-compliance with such requirements.
Furthermore, there can be no assurance that, as a combined company, we will continue to maintain all of the supplier and customer relationships we and NEC TOKIN enjoyed as separate companies. As a combined company, we may encounter difficulties managing relationships with our suppliers and our customers due to our increased size and scope and to the increased number of relationships we will have with suppliers and customers.
We are currently subject to increased regulatory scrutiny and litigation that may negatively impact our business.
The growth of our Company and our expansion into a variety of new products expose us to a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. Beginning in March 2014, NEC TOKIN and certain of its subsidiaries have received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea, Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry, and NEC TOKIN has subsequently received significant fines from the United States Department of Justice and the Taiwan Fair Trade Commission arising out of their respective investigations. Given our leading position within several segments of the capacitor industry and our substantial investment in NEC TOKIN, these investigations have exposed us to civil litigation costs and could interfere with our ability to meet certain business objectives. Further, the Company received a request for information from the European Commission in connection with its investigation of NEC TOKIN as the regulators evaluate any potential liability to which shareholders of NEC TOKIN may be subject.
In addition, in connection with the antitrust litigation and settlement proceedings involving NEC TOKIN as described in Note 5 to the consolidated financial statements; the line item " Net income (loss) from NEC TOKIN on our Consolidated Statement of Operations reflects our 34% economic interest in NEC TOKIN's litigation and settlement expenses.
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
While most of the fundamental technologies used in the passive components industry have been available for a long time, the market is nonetheless characterized by rapid changes in product designs and technological advances allowing for better performance, smaller size and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application. We believe successful innovation is critical for maintaining profitability in order to offset potential erosion of selling prices for existing products and to ensure the flow of new products and robust manufacturing processes that will keep us at the forefront of our customers' product designs. Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced price pressure in recent years. Developing and marketing new products requires start-up costs that may not be recouped if these products or production techniques are not successful. There are numerous risks inherent in product development, including the risks we will be unable to anticipate the direction of technological change or we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.
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
We are subject to various laws and regulations of federal, state and local authorities in the countries in which we operate regarding a wide variety of matters, including conflict minerals, environmental, employment, land use, antitrust, and others that affect the day-to-day operations of our business. The liabilities and requirements associated with the laws and regulations that affect us may be costly and time-consuming. There can be no assurance we have been or will be at all times in compliance with such applicable laws and regulations. Failure to comply may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations. If we are pursued for sanctions, costs or liabilities in respect of these matters, our operations and, as a result, our profitability could be materially and adversely affected.
The SEC requires issuers for whom tantalum, tin, tungsten and gold are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by such person to disclose annually whether any of those minerals originated in the Democratic Republic of Congo or an adjoining country. As defined by the SEC, tantalum, tin, tungsten and gold are commonly referred to as “conflict minerals” or “3TG”. If an issuer’s conflict minerals originated in those countries, the rule requires the issuer to submit a report to the Commission that includes a description of the measures it took to exercise due diligence on the conflict minerals’ source and chain of custody. We use tantalum, tin and, to a lesser degree, other of the 3TG minerals in our production processes and in our products. We have exercised due diligence on the source and chain of custody during the reporting period and, as required under the rule, will disclose a description of these measures and certain of our findings in a special disclosure on Form SD. Disclosure in accordance with the rule may cause changes to the pricing of 3TG minerals, which could adversely affect our profitability.  In addition, it is possible some of our disclosures pursuant to the rule related to our inquiries and supply chain custody diligence could cause reputational harm and cause the company to lose customers or sales.
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
We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade and trade sanctions laws and regulations administered by the Office of the United States Trade Representative ("OFTR") and the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"). The import and export of our products from each of our United States and international manufacturing facilities and distribution hubs are subject to international trade agreements, the modification or repeal of which could impact our business. We must comply with the requirements of OFTR and non-U.S. trade representative offices in order to benefit from existing trade agreements. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We also cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws that, generally, bar bribes or unreasonable gifts to foreign governments or officials.
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
In addition to the general limitations on the carryback and carryforward of net operating losses under Section 172 of the Internal Revenue Code (the "Code"), Section 382 of the Code imposes further limitations on the utilization of net operating losses by a corporation following ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three-year period. If Section 382 applies, the post-ownership change utilization of our net operating losses may be subject to limitation for federal income tax purposes related to regular and alternative minimum tax. The application of Section 382 of the Code now or in the future could limit a substantial part of our future utilization of available net operating losses. Such limitation could require us to pay substantial additional income taxes and adversely affect our liquidity and financial position.
We do not believe we have experienced an ownership change to date. However, the Section 382 rules are complex and there is no assurance our view is correct. For example, the issuance of a warrant (the "Platinum Warrant") in May 2009 to K Financing, LLC ("K Financing"), in connection with the entry into a credit facility (the "Platinum Credit Facility") with K Financing, may be deemed to have resulted in an "ownership change" for purposes of Section 382 of the Code. If such an ownership change is deemed to have occurred, the amount of our post-ownership change taxable income that could be offset by our pre-ownership change net operating loss carryforwards would be severely limited. While we believe the issuance of the Platinum Warrant did not result in an ownership change for purposes of Section 382 of the Code, there is no assurance our view will be unchallenged.
Even if we have not experienced an ownership change to date, we could experience an ownership change in the near future if there are certain significant purchases of our common stock or other events outside our control.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The agreement governing our revolving credit facility and the indenture governing the notes and certain of our other debt agreements contain various covenants that, subject to exceptions, limit our ability to, among other things: incur additional indebtedness; create liens on assets; make capital expenditures; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change lines of business. The agreement governing our revolving credit facility also includes a fixed charge coverage ratio covenant that we must satisfy if an event of default occurs or in the event we do not meet certain excess availability requirements under our revolving credit facility. Our ability to comply with this covenant is dependent on our future performance, which may be subject to many factors, some of which are beyond our control.
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
K Equity may obtain significant influence over all matters submitted to a stockholder vote if they exercise Platinum Warrant and retain ownership of the shares, which may limit the ability of other shareholders to influence corporate activities and may adversely affect the market price of our common stock.
As part of the consideration for entering into the Platinum Credit Facility on May 5, 2009, K Financing received the Platinum Warrant to purchase up to 26,848,484 shares of our common stock (subject to certain adjustments), representing 49.9% of our outstanding common stock at the time of issuance on a post-exercise basis. This Platinum Warrant was subsequently transferred to K Equity, LLC ("K Equity"), an affiliate of K Financing. As of March 31, 2016, 8,416,815 shares remain subject to the Platinum Warrant. To the extent K Equity exercises the remainder of the Platinum Warrant in whole or in part but does not sell all or a significant part of the shares it acquires upon exercise, K Equity may own up to 15.4% of our outstanding common stock. As a result, K Equity may have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our restated certificate of incorporation and by-laws and approval of significant corporate transactions. This concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders, and the trading price of shares of our common stock could be adversely affected.
Sales to distribution channel customers may fluctuate and adversely affect our results of operations.
From time-to-time, if end customer demand decreases, our sales to distributors also decrease while the distributors reduce their inventory levels. In addition, a single customer, a distributor, accounted for over 10% of our net sales in fiscal years 2016, 2015 and 2014. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by it.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
We are headquartered in Simpsonville, South Carolina, and have 19 manufacturing plants located in North America, Europe and Asia. Our manufacturing and research facilities include approximately 3.3 million square feet of floor space and use proprietary manufacturing processes and equipment.
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
We believe substantially all of our property and equipment is in good condition, and overall, we have sufficient capacity to meet our current and projected manufacturing and distribution needs.

The following table provides certain information regarding our principal facilities:

Location	Square Footage (in thousands)	Type of Interest	Description of Use
Simpsonville, South Carolina U.S.A.	372	Owned	Headquarters, Innovation Center, Advanced Tantalum Manufacturing
Solid Capacitor Business Group
Matamoros, Mexico(1)	384	(1)	(1)
Monterrey, Mexico(2)	532	Owned	Manufacturing
Suzhou, China(2)	353	Leased	Manufacturing
Ciudad Victoria, Mexico	265	Owned	Manufacturing
Carson City, Nevada U.S.A.	87	Owned	Manufacturing
Film and Electrolytic Business Group
Evora, Portugal	233	Owned	Manufacturing
Skopje, Macedonia	126	Owned	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	93	Leased	Manufacturing
Batam, Indonesia	86	Owned	Manufacturing
Knoxville, Tennessee U.S.A.	78	Owned	Manufacturing
Kyustendil, Bulgaria	83	Owned	Manufacturing
Landsberg, Germany	81	Leased	Innovation Center
Pontecchio, Italy	226	Owned	Manufacturing and Innovation Center
Weymouth, United Kingdom	96	Leased	Innovation Center
Anting, China	38	Owned	Manufacturing
Farjestaden, Sweden	28	Leased	Manufacturing and Innovation Center
_______________________________________________________________________________

1.	Includes two manufacturing facilities, one owned and one leased facility. The leased facility processes raw materials.

2.	Includes two manufacturing facilities.
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
As previously reported, KEMET Corporation and KEC, along with more than 20 other capacitor manufacturers and subsidiaries, are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the “U.S. Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. On March 30, 2016, KEMET Corporation and KEC filed a motion for summary judgement with the District Court; response and reply briefs concerning the motion have not yet been filed.
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
Beginning in March 2014, NEC TOKIN and certain of its subsidiaries have received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea, Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry. In connection with the European Commission ("EC") investigation, EC regulators are evaluating any potential liability to which shareholders of NEC TOKIN, including KEC, may be subject. See Note 5 , "Investment in NEC TOKIN".
ITEM 4.    MINE SAFTETY DISCLOSURES.
Not applicable.
ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, business experience, positions and offices held and period served in such positions or offices for each of the executive officers and certain key employees of the Company is as listed below. There are no family relationships among our executive officers and directors.

Name	Age	Position	Years with Company
Per-Olof Lööf	65	Chief Executive Officer and Director	11
William M. Lowe, Jr.	62	Executive Vice President and Chief Financial Officer	8
Charles C. Meeks, Jr.	54	Executive Vice President, Solid Capacitor Business Group	32
R. James Assaf	56	Senior Vice President, General Counsel and Secretary	8
Susan B. Barkal	53	Senior Vice President Quality, Chief Compliance Officer and Chief of Staff	16
Dr. Phillip M. Lessner	57	Senior Vice President and Chief Technology Officer	20
Claudio Lollini	36	Senior Vice President of Global Sales and Marketing	11
Stefano Vetralla	53	Senior Vice President and Chief Human Resources Officer	8
Robert S. Willoughby	55	Senior Vice President, Global Supply Chain	30
Andreas Meier	48	Senior Vice President, Film and Electrolytic Business Group	18
Michael L. Raynor	50	Vice President and Corporate Controller	8
Richard J. Vatinelle	52	Vice President and Treasurer	3
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
Susan B. Barkal, Senior Vice President Quality, Chief Compliance Officer and Chief of Staff, was named such in February 2014. Ms. Barkal joined KEMET in November 1999, and has served as Quality Manager for the Tantalum Business Group (now a part of Solid Capacitors), Technical Product Manager for all Tantalum product lines and Director of Tantalum Product Management. Ms. Barkal was appointed Vice President of Quality and Chief Compliance Officer in December 2008 prior to her appointment to her current position. Ms. Barkal holds a Bachelor of Science degree in Chemical Engineering from Clarkson University, a Master of Science degree in Mechanical Engineering from California Polytechnic University and is a 2007 graduate of the KEMET Leadership Forum.
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
Claudio Lollini, Senior Vice President of Global Sales and Marketing, was named such in July 2015. He joined KEMET in October 2007 through the Company’s acquisition of Arcotronics Italia S.p.A., where he served as Manager, Sales - Great China. Mr. Lollini was appointed Director of Product Management for Film & Electrolytic in January 2009, Director of Sales Taiwan in June 2012, and Vice President, Sales - Asia Pacific in May 2013 prior to his appointment to his current position. Mr. Lollini holds a Bachelor of Science degree in Engineering Management from the University of Bologna and is a 2011 graduate of the KEMET Leadership Forum.

Stefano Vetralla, Senior Vice President and Chief Human Resources Officer, was named such in July 2015. He joined KEMET in May 2008 as Director - HR, Film and Electrolytic Business Group. Mr. Vetralla was appointed Director - HR, Global Sales and Film and Electrolytic Business Group in January 2011; Senior Director HR, Global Sales and Film and Electrolytic Business Group in January 2012; Senior Director - HR, Field in September 2012; Vice President - Global HR Operations in September 2013; and Vice President - Global HR and Chief Human Resources Officer in May 2014 prior to his current appointment. Prior to KEMET, he held Human Resources positions of increasing responsibility in international corporations including Hewlett-Packard Company, 3Com Corporation and Telindus /Belgacom. Mr. Vetralla holds a Law Degree from the State University of Milan and is a 2011 graduate of the KEMET Leadership Forum.
Robert S. Willoughby, Senior Vice President-Global Supply Chain, was named such in May 2016. He joined KEMET in December 1985 and has held positions of increasing responsibility within Diagnostic, Quality, New Product and Process Engineering. Mr. Willoughby served as Director - Ceramic Operations from July 2007 until March 2010; served as Vice President of Operations - Film and Electrolytic Business Unit from March 2010 until May 2013; served as Vice President, Film and Electrolytic Business Group from May 2013 through December 2014; and served as Senior Vice President-Film and Electrolytic Business Group from January 2015 through April 2016. He holds a Bachelor of Science degree in Industrial Engineering from Clemson University and is a 2007 graduate of the KEMET Leadership Forum.

Other Key Employees
Andreas Meier, Senior Vice President-Film and Electrolytic Business Group, was named such in May 2016. Mr. Meier joined KEMET in January 1998 and has held several positions of increasing responsibility in the Sales and Product Management areas. Mr. Meier was named Vice President - Product Management, Film and Electrolytic Business Group in January, 2010 and Vice President, Sales - EMEA in December, 2012 prior to his appointment to his current position. Mr. Meier holds a degree in Electronic Engineering from the University of Paderborn in Germany.
Michael L. Raynor, Vice President and Corporate Controller, was named such in November 2012. Mr. Raynor joined the Company in July 2007 as the Assistant Corporate Controller; in November of 2008 Mr. Raynor was named Director of Financial Planning & Analysis prior to his appointment to his current position. Prior to joining KEMET, Mr. Raynor held various controller level positions with distribution and manufacturing companies. Mr. Raynor received a Bachelor of Arts degree in Economics and a Masters of Accounting from the University of North Carolina at Chapel Hill, is a Certified Public Accountant in the state of North Carolina and is a 2015 graduate of the KEMET Leadership Forum.
Richard J. Vatinelle, Vice President and Treasurer, was named such in March 2014. Mr. Vatinelle joined the Company in November 2012 as Controller - Tantalum Business Group. Prior to joining KEMET, Mr. Vatinelle served for two years as Regional Controller - Latin America for Leo Pharma A/S, a global manufacturer of pharmaceutical products. From 2007 to 2009 he served as Director of Finance, Policies and Reporting, for Stiefel Laboratories, a pharmaceutical company specialized in dermatology. Mr. Vatinelle’s career in finance includes eight years with Conagra Foods Inc., where he held various international finance roles, and eleven years with Banque Sudameris, an international banking group where he began his career. Mr. Vatinelle holds a Bachelor of Science degree in Finance and International Management from Georgetown University and is a 2015 graduate of the KEMET Leadership Forum.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock of the Company
Our common stock trades on the NYSE under the ticker symbol "KEM" (NYSE: KEM). We had 112 stockholders of record as of May 17, 2015. The following table represents the high and low sale prices of our common stock for the periods indicated:

	Fiscal Year 2016		Fiscal Year 2015
Quarter	High	Low	High	Low
First	$4.57	$2.88	$6.07	$4.51
Second	2.80	1.56	6.13	3.94
Third	2.97	1.87	4.80	3.92
Fourth	2.41	1.30	4.58	3.75
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

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on March 31, 2011, with the Russell 3000 and a peer group (the "Peer Group") comprised of certain companies which manufacture capacitors and with which we generally compete. The Peer Group is comprised of AVX Corporation, Littelfuse, Inc. and Vishay Intertechnology, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among KEMET Corporation, the Russell 3000 Index,
and a Peer Group
_______________________________________________________________________________

*	$100 invested on 3/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

RETURNS
Years Ending March 31,

	2011	2012	2013	2014	2015	2016
KEMET Corporation	100.00	63.12	42.14	39.18	27.92	13.01
Russell 3000	100.00	105.07	117.85	141.70	156.24	152.57
Peer Group	100.00	88.86	92.09	116.20	124.21	144.80

Unregistered Sales of Equity Securities
We did not sell any of our equity securities during fiscal year 2016 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended March 31, 2016 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 to January 31, 2016	21	$1.49	—	—
February 1 to February 29, 2016	—	—	—	—
March 1 to March 31, 2016	—	—	—	—
Total for Quarter Ended March 31, 2016	21	$1.49

(1) Represents shares withheld by the Company upon vesting of restricted stock to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.
Equity Compensation Plan Disclosure
The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of March 31, 2016:

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	4,747,780	(1)	$8.66	1,095,932
Equity compensation plans not approved by stockholders	—		—	—
Total	4,747,780		$8.66	1,095,932

(1)
Includes 1,275,387 shares subject to outstanding LTIP Awards (time-based), 705,500 shares subject to outstanding LTIP Awards (performance-based) and 1,430,021 outstanding non-vested restricted shares of Common Stock; the weighted-average exercise price does not take into account these shares as they have no exercise price.

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

	Fiscal Years Ended March 31,
	2016	2015	2014	2013	2012(1)
Income Statement Data:
Net sales	$734,823	$823,192	$833,666	$823,903	$924,052
Operating income (loss)	32,326	22,378	(18,211)	(35,080)	28,083
Interest income	(14)	(15)	(195)	(139)	(175)
Interest expense	39,605	40,701	40,962	41,331	28,567
Income (loss) from continuing operations	(53,629)	(19,522)	(64,869)	(78,512)	(2,350)
Income (loss) from discontinued operations, net of income tax expense (benefit)	—	5,379	(3,634)	(3,670)	9,042
Net income (loss)	(53,629)	(14,143)	(68,503)	(82,182)	6,692
Per Share Data:
Net income (loss) per basic share:
Income (loss) from continuing operations	$(1.17)	$(0.43)	$(1.44)	$(1.75)	$(0.05)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$0.12	$(0.08)	$(0.08)	$0.21
Net income (loss)	$(1.17)	$(0.31)	$(1.52)	$(1.83)	$0.16
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(1.17)	$(0.43)	$(1.44)	$(1.75)	$(0.04)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$0.12	$(0.08)	$(0.08)	$0.17
Net income (loss)	$(1.17)	$(0.31)	$(1.52)	$(1.83)	0.13
Balance Sheet Data:
Total assets (3)	$702,544	$746,693	$841,608	$909,857	$977,855
Working capital	228,793	228,478	227,070	257,801	392,274
Long-term debt, less current portion(2)	388,597	390,409	391,292	372,707	345,380
Other non-current obligations	74,892	57,131	55,864	69,022	101,229
Stockholders' equity	112,481	164,682	221,884	276,916	358,996
Other Data:
Cash flow provided by (used in) operating activities	$32,365	$24,402	$(6,746)	$(22,827)	$80,730
Capital expenditures	20,469	22,232	32,147	46,174	49,314
Research and development	24,955	25,802	24,466	26,876	27,765
_______________________________________________________________________________

(1)	In fiscal year 2012, the Company acquired KEMET Foil on June 13, 2011 and Blue Powder on February 21, 2012.

(2)
In fiscal years 2013 and 2012, the Company issued $15.0 million and $110.0 million, respectively of 10.5% Senior Notes. In fiscal year 2013, the Company received a $24.0 million advance payment from an original equipment manufacturer and in fiscal year 2015 this advance payment was repaid in full. In fiscal years 2016, 2015 and 2014, the Company had $33.9 million, $33.5 million and $18.4 million, respectively, outstanding under a Loan and Security Agreement (the "Loan and Security Agreement") with Bank of America, N.A.

(3)
Fiscal years 2012 through 2015 have been restated due to the retroactive adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2016, 2015, and 2014. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. The discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the Item 1A, "Risk Factors" and, from time to time, in our other filings with the Securities and Exchange Commission.
Our Competitive Strengths
We believe that our Company benefits from the following competitive strengths:
Strong Customer Relationships
We have a large and diverse customer base. We believe that our emphasis on quality control and our performance history establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world's major electronics OEMs (including Alcatel-Lucent USA, Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., HP Inc., International Business Machines Corporation, Motorola Solutions, L.M. Ericsson, Siemens AG and TRW Automotive), EMSs (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market results in a more rewarding customer experience, earning us a high degree of customer loyalty.
Breadth of Our Diversified Product Offering and Markets
We believe that we have the most complete line of primary capacitor types spanning a full spectrum of dielectric materials including tantalum, multilayer ceramic, solid and electrolytic aluminum and film capacitors. As discussed below, our private label partnership with NEC TOKIN has expanded our product offerings and markets. As a result, we believe we can satisfy virtually all of our customers' capacitance needs, thereby strengthening our position as their supplier of choice. We sell our products into a wide range of end-markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographical regions. No single industry accounted for more than 30% of net sales; although, one customer, an electronics distributor, accounted for more than 10% of our net sales in fiscal year 2016. No single end-use customer accounted for more than 6% of our net sales in fiscal year 2016. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.
Leading Market Positions and Operating Scale
Based on net sales, we believe that we are the largest manufacturer of tantalum capacitors in the world and one of the largest manufacturers of direct current film capacitors in the world and have a substantial market position in the specialty ceramic and custom wet aluminum electrolytic markets. As discussed below, our private label partnership with NEC TOKIN allows us to achieve true scale in operations to manage raw materials sourcing as well as maximize efficiencies. We believe that our leading market positions and operating scale allow us to realize production efficiencies, leverage economies of scale and capitalize on growth opportunities in the global capacitor market.
Strong Presence in Specialty Products
We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. Whether at the concept or design stage, KEMET provides engineering tools and samples to our customers to enable them to make the best product selections. KEMET's Field Application Engineers (experts in electrical circuits) and Technical Product Managers (experts in product applications) assist our Sales team as they navigate the product selection process with our customers. During fiscal years 2016 and 2015, respectively, specialty products accounted for 41.3% and 40.5% of our revenue. By allocating an increasing portion of our management resources and research and development ("R&D") investment (particularly through our partnership with NEC TOKIN as discussed below) to specialty products, we have established ourselves as one of the leading innovators in this fast growing, emerging segment of the market, including healthcare, renewable energy, telecommunication infrastructure and oil and gas.

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
Our Brand
Founded by Union Carbide in 1919 as KEMET Laboratories, we believe that we have established a reputation as a high quality, efficient and affordable partner that sets our customers' needs as the top priority. This has allowed us to successfully attract loyal clientele and enabled us to expand our operations and market share over the past few years. We believe our commitment to addressing the needs of the industry in which we operate has differentiated us from our competitors. In addition to our traditional reputation of being the "Easy-To-Buy-From" company by providing excellent customer service and on-time delivery, we have now evolved to being the “Easy-To-Design-In” company with the addition of technical resources like KEMET’s online Engineering Center and capacitor selection simulation tools.
Our People
We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 14 member executive management team has an average of 18 years of experience with us and an average of 26 years of experience in the manufacturing industry.
Business Strategy
Our strategy is to use our position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of our customers. Key elements of our strategy include:
One KEMET Campaign.
We continue to focus on improving our commercial and technological capabilities through various initiatives that all fall under our One KEMET campaign. The One KEMET campaign aims to ensure that we, as a company, are focused on the same goals and working with the same processes and systems to ensure consistent quality and service that allow us to provide our customers with the technologies they require at a competitive "total cost of ownership." This effort was launched to ensure that, as we continue to grow, we not only remain grounded in our core principles but that we also use those principles, operating procedures and systems as the foundation from which to expand. These initiatives include our Lean and Six Sigma culture evolution, our global customer accounts management program and our evolution toward a philosophy of being "easy to design-in."
Develop Our Significant Customer Relationships and Industry Presence.
We continue to focus on our responsiveness to our customers' needs and requirements by making order entry and fulfillment easier, faster, more flexible and more reliable for our customers. This will be accomplished by focusing on building products around customers' needs and by giving decision-making authority to customer-facing personnel and by providing purpose-built systems and processes.
Leverage Our Technological Competence and Expand Our Leadership in Specialty Products
We continue to leverage our technological competence and partnership with NEC TOKIN by introducing new products in a timely and cost-efficient manner. This allows us to generate an increasing portion of our sales from new and customized solutions that meet our customers' varied and evolving capacitor needs as well as improves our financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During fiscal year 2016, we introduced 23,294 new products of which 889 were first to market, and specialty products accounted for 41.3% of our revenue over this period.

Further Expand Our Broad Capacitance Capabilities
We identify ourselves as the "Electronic Components" company and strive to be the supplier of choice for all our customers' capacitance needs across the full spectrum of dielectric materials including tantalum, multilayer ceramic, solid and electrolytic aluminum, film and paper. As discussed below, through our partnership with NEC TOKIN we have further expanded our product offerings to other electro-magnetic, electro-mechanical and access devices. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research and pursue additional capacitance technologies and solutions in order to maximize the breadth of our product offerings.
Selectively Target Complementary Acquisitions and Equity Investments
As strategic opportunities are identified, we will evaluate and possibly pursue them if they would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses allowing us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers' technologies and our current product offerings. For example, in fiscal year 2012, we acquired KEMET Foil and Blue Powder which has allowed us to vertically integrate certain manufacturing processes within Film and Electrolytic and Solid Capacitors, respectively. In addition, on February 1, 2013, KEC, a wholly owned subsidiary of the Company, acquired a 34% economic interest in NEC TOKIN, a manufacturer of tantalum capacitors and electro-magnetic, electro-mechanical and access devices.
Promote the KEMET Brand Globally
We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar year 2015, we received the “Asia Supplier Excellence Award” and "Global Operations Excellence Award" from TTI, Inc. and the “Excellence in Sustainability” award from Cisco Systems, Inc.
Global Sales & Marketing Strategy
Our motto "Think Global, Act Local" describes our approach to sales and marketing. Each of our three sales regions (Americas, EMEA and APAC) have account managers, field application engineers and strategic marketing managers. In addition, we also have local customer and quality-control support in each region. This organizational structure allows us to respond to the needs of our customers on a timely basis and in their native language. The regions are managed locally and report to a senior manager who is on the KEMET Leadership Team. Furthermore, this organizational structure ensures the efficient communication of our global goals and strategies and allows us to serve the language, cultural and other region-specific needs of our customers.
Partnership with NEC TOKIN

Through our cross licensing agreement and Amended and Restated Private Label Agreement with NEC TOKIN, we have expanded product offerings and markets for both KEMET and NEC TOKIN. KEMET’s strong presence in the western hemisphere and the excellent NEC TOKIN position in Japan and Asia significantly enhances the customer reach for both companies. Through this partnership, we can achieve true scale in operations allowing us to manage raw materials sourcing as well as maximize efficiencies and best practices in manufacturing and product development. We believe that the international management team of KEMET and NEC TOKIN allows us to be more sensitive and aware of region-specific business needs compared to our competitors. Combining our R&D capabilities and university relationships will allow us to be on the forefront of new developments and technological advancements in the capacitor industry. Leveraging R&D investment in both Japan and the U.S. enables KEMET to diversify beyond capacitors in the passives market as a result of the NEC TOKIN partnership.
Recent Developments and Trends
Equity Investment
On March 12, 2012, KEC, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement with NEC TOKIN, a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, to acquire 51% of the common stock of NEC TOKIN (which represented a 34% economic interest, as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of outstanding common and convertible preferred shares of NEC TOKIN as of such date) from NEC. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN.

Concurrent with KEC’s execution of the Stock Purchase Agreement, KEC was granted First and Second Call Options (as defined in Note 5, "Investment in NEC TOKIN") to purchase additional capital stock of NEC TOKIN, which expired on April 30, 2015 without being exercised. In addition, NEC was granted a Put Option, pursuant to which from April 1, 2015 through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC, provided that KEC's payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement.

The Company and NEC have had continued discussions regarding the terms of any potential acquisitions of NEC TOKIN. See Note 5, “Investment in NEC TOKIN” for further discussion of the NEC TOKIN Equity Investment.

In the fiscal year ended March 31, 2016, we incurred a net loss from NEC TOKIN of $16.4 million primarily due to NEC TOKIN's additional accrual of $51.6 million for antitrust fines and civil litigation as described in Note 5, “Investment in NEC TOKIN”, which resulted in additional expense to KEMET of $17.5 million related to our 34% economic interest. The civil fines were accrued during the quarter ended March 31, 2016.

In addition, the Company has marked KEC’s options to fair value and in the fiscal year ended March 31, 2016 recognized a $26.3 million loss, which was included on the line item “Change in value of NEC TOKIN options” in the Consolidated Statement of Operations. The line item “"Other non-current obligations” on the Consolidated Balance Sheets includes $20.6 million as of March 31, 2016 related to the Put Option.

Restructuring
In the fiscal year ended March 31, 2016 we incurred $4.2 million in restructuring charges including $1.8 million related to personnel reduction costs and $2.4 million of manufacturing relocation costs.

Subsequent Event

Revolving Line of Credit and Debt Repurchase

On May 2, 2016, the Loan and Security Agreement, as defined herein, was amended and, as a result, the revolving credit facility has increased to $65.0 million. In addition, on May 10, 2016, the company repurchased and retired $2.0 million of our 10.5% Senior Notes.
Off-Balance Sheet Arrangements
As of March 31, 2016, other than operating lease commitments as described in Note 16, "Commitments and Contingencies", we are not a party to any material off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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

REVENUE RECOGNITION.    We ship products to customers based upon firm orders and revenue is recognized when the sales process is complete. This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured. Based on product availability, customer requirements and customer consent, KEMET may ship products earlier than the initial planned ship date. Shipping and handling costs are included in cost of sales.
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
KEMET's SFSD program provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a case-by-case pre-approved basis, to adjust their purchased inventory cost to correspond with current market demand. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative and apply only to a specific customer, part, a specified special price amount, a specified quantity, and is only valid for a specific period of time.  To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.  We believe this methodology enables us to make reliable estimates of future adjustments under the SFSD program.   If the historical SFSD run rates used in our calculation were changed by 1% in fiscal year 2016, net sales would be impacted by $0.8 million.
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
PENSION AND POST-RETIREMENT BENEFITS.    Our management, with the assistance of actuarial firms, performs actuarial valuations of the fair values of our pension and post-retirement plans' benefit obligations. We make certain assumptions that have a significant effect on the calculated fair value of the obligations such as the:

•	discount rate—used to arrive at the net present value of the obligation;

•	salary increases—used to calculate the impact future pay increases will have on post-retirement obligations; and
We understand that these assumptions directly impact the actuarial valuation of the obligations recorded on the Consolidated Balance Sheets and the income or expense that flows through the Consolidated Statements of Operations.
We base our assumptions on either historical or market data that we consider reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated Statements of Operations. The most critical assumption relates to the discount rate. A 25 basis point increase or decrease in the weighted average discount rate would result in changes to the projected benefit obligation of $(1.9) million and $2.2 million, respectively.
GOODWILL AND LONG-LIVED ASSETS.    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are tested for impairment at least on an annual basis. We perform our impairment test during the fourth quarter of each fiscal year and when otherwise warranted.
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
Our goodwill balance of $40.3 million is comprised of $35.6 million related to Blue Powder, which is within the Tantalum product line of the Solid Capacitors Business Group, and $4.7 million related to IntelliData (see Note 8, "Acquisitions") which is a corporate asset. As part of our annual impairment testing, we determine the fair value of the relevant reporting unit(s) using an income-based, discounted cash flow ("DCF") analysis for Blue Powder, and an internal rate of return analysis for IntelliData. Recognizing that Blue Powder is now fully integrated and reliant on other facilities within the Tantalum product line, we have updated the reporting unit used this year to evaluate Blue Powder’s goodwill at the Tantalum product line level.
Significant assumptions used in the DCF analysis are:

•	the discount rate based on the weighted average cost of capital (“WACC”),

•	estimated sales growth rates, and

•	the estimated market price and production cost for tantalum products
Our WACC is determined through market comparisons combined with small stock and equity risk premiums. Tantalum’s sales growth rates are estimated through KEMET’s three-year strategic plan.
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
The decline in KEMET’s stock price is also a potential indication the carrying amount of certain long-lived asset groups might not be fully recoverable. Therefore, the Company tested long-lived assets for each of our reporting units for impairment as of March 31, 2016 and concluded that they were not impaired. The Company will monitor the Film and Electrolytic long-lived assets in future periods as material changes in certain assumptions could have a material effect on the estimated future undiscounted cash flows expected to be generated by the assets. This, in turn, could result in Film and Electrolytic not passing step 1 of the impairment test which would require the Company to perform a discounted cash flow analysis to determine the impairment amount (if any).
We evaluate the value of our other indefinite-lived intangible assets (trademarks) using an income-based, relief from royalty analysis.
The Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2016 and concluded that goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step one of the impairment test as the fair value of each of the assets exceeds the carrying value by more than 10%. A one percent increase or decrease in the discount rate used in the goodwill and indefinite-lived assets valuation would have resulted in changes in fair value in the following amounts, and would not have resulted in an impairment change:

		Discount Rate Sensitivity, in millions
	Fair Value in Excess of Carrying Value, %	+1%	-1%
Goodwill - Blue Powder	18%	$(21.3)	$25.8
Trademarks	870%	(6.1)	7.4
Goodwill - IntelliData	33%	(1.0)	1.3
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
To the extent that the provision for income taxes changed by 1% of loss before income taxes, consolidated net loss would change by $0.3 million in fiscal year 2016.

Results of Operations
Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Net sales	$734,823	$823,192	$833,666
Operating costs and expenses:
Cost of sales	571,543	663,683	712,925
Selling, general and administrative expenses	101,446	98,533	95,856
Research and development	24,955	25,802	24,466
Restructuring charges	4,178	13,017	14,122
Write down of long-lived assets	—	—	4,476
Net loss on sales and disposals of assets	375	(221)	32
Operating (loss) income	32,326	22,378	(18,211)
Interest income	(14)	(15)	(195)
Interest expense	39,605	40,701	40,962
Change in value of NEC TOKIN options	26,300	(2,100)	(3,111)
Other (income) expense, net	(2,348)	(4,082)	430
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(31,217)	(12,126)	(56,297)
Income tax expense (benefit)	6,006	5,227	1,482
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(37,223)	(17,353)	(57,779)
Equity income (loss) from NEC TOKIN	(16,406)	(2,169)	(7,090)
Income (loss) from continuing operations	(53,629)	(19,522)	(64,869)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $1,976, and $(98), respectively	—	5,379	(3,634)
Net income (loss)	$(53,629)	$(14,143)	$(68,503)
Consolidated Comparison of Fiscal Year 2016 to Fiscal Year 2015
Net sales:
Net sales of $734.8 million in fiscal year 2016 decreased 10.7% from $823.2 million in fiscal year 2015. Solid Capacitor and Film and Electrolytic sales decreased by $65.0 million and $23.4 million, respectively. The overall Solid Capacitors net sales decrease was primarily driven by a decrease in net sales to the Americas and EMEA distribution channel, typical market price erosion and changes in product line mix. In addition, Solid Capacitor net sales were unfavorably impacted by $12.0 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the fiscal year 2016 as compared to fiscal year 2015. The overall Film and Electrolytic net sales included a $18.9 million unfavorable impact from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Excluding the foreign exchange impact, Film and Electrolytic net sales decreased by $4.4 million primarily driven by decreased net sales in the APAC and Americas regions partially offset by the marginally improved net sales in the EMEA region.

In fiscal years 2016 and 2015, net sales by region were as follows (dollars in millions):

	Fiscal Year 2016			Fiscal Year 2015
	Net Sales	% of Total		Net Sales	% of Total
Americas	$225.7	31%	Americas	$260.0	32%
APAC	275.8	37%	APAC	281.8	34%
EMEA	233.3	32%	EMEA	281.4	34%
Total	$734.8		Total	$823.2
In fiscal years 2016 and 2015, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2016			Fiscal Year 2015
	Net Sales	% of Total		Net Sales	% of Total
Distributors	$308.1	42%	Distributors	$366.3	45%
EMS	155.5	21%	EMS	151.2	18%
OEM	271.2	37%	OEM	305.7	37%
Total	$734.8		Total	$823.2

Gross margin:
Gross margin for the fiscal year ended March 31, 2016 of $163.3 million (22.2% of net sales) increased $3.8 million or 2.4% from $159.5 million (19.4% of net sales) in the prior fiscal year. Despite the decrease in net sales, gross margin as a percentage of net sales improved 280 basis points. This improvement was driven by cost reductions achieved through headcount reductions, manufacturing relocations previously completed as part of our restructuring plans, cost reduction activities, vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our partnership with NEC TOKIN.
Selling, general and administrative expenses ("SG&A"):
SG&A expenses of $101.4 million (13.8% of net sales) for fiscal year 2016 increased $2.9 million or 3.0% compared to $98.5 million (12.0% of net sales) for fiscal year 2015. The increase consists primarily of the following items: a $2.5 million increase in consulting and contractor expenses; a $2.4 million increase in ERP integration and technology transition costs; a $2.3 million increase in legal expenses, which were primarily related to ongoing antitrust lawsuits; and a $0.4 million increase in non-income-related taxes. Partially offsetting these increases was a $1.2 million decrease in software expenses; a $1.1 million decrease in professional fees; a $1.1 million decrease in payroll, commissions, and related expenses and benefits; a $0.9 million decrease related to the change in the allocation of IT and other costs between SG&A and cost of goods sold following an internal usage study; and a $0.4 million decrease in director fees.
Research and development:
R&D expenses of $25.0 million (3.4% of net sales) for fiscal year 2016 decreased $0.8 million or 3.3% compared to $25.8 million (3.1% of net sales) for fiscal year 2015.
Restructuring charges:
Restructuring charges of $4.2 million in fiscal year 2016 decreased $8.8 million or 67.9% from $13.0 million in fiscal year 2015.
Restructuring charges in the fiscal year ended March 31, 2016 included $1.8 million of personnel reduction costs and $2.4 million of relocation costs. The personnel reduction costs were due to the following: $0.9 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.6 million related to a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico, $0.5 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe, and $0.3 million for headcount reductions in Europe (primarily Landsberg, Germany). These personnel reduction costs were partially offset by a $1.0 million credit to expense in Italy due to the partial reversal of a severance accrual. The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees. Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction. Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016.
The $2.4 million relocation costs include $1.1 million for the Landsberg, Germany shut-down including relocating equipment to Pontecchio, Italy and Skopje, Macedonia; $0.4 million for the relocation of certain Solid Capacitor manufacturing equipment in Victoria, Mexico; $0.4 million for the exit of Film & Electrolytic manufacturing from Suzhou, China; and $0.5 million for other costs related to shut-downs in Europe, North America, and Asia.
Restructuring charges in the fiscal year ended March 31, 2015 included $10.3 million related to personnel reduction costs which is primarily comprised of the following: $4.1 million related to headcount reductions in Europe (primarily Landsberg, Germany) as the Company relocates production to lower cost regions; $3.2 million is related to a headcount reduction of 50 employees due to the consolidation of manufacturing facilities in Italy; $1.9 million related to the reduction of certain Solid Capacitor production workforce from Matamoros, Mexico to Victoria, Mexico; and $1.1 million related to headcount reductions taken as the Company began to outsource its information technology function.
In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $2.7 million comprised of the following: $1.4 million for the exit of solid capacitors in Evora, Portugal and the relocation of certain Solid Capacitors manufacturing operations from Evora, Portugal to Victoria, Mexico; $0.4 million for the Landsberg, Germany shut-down including relocating equipment to Pontecchio, Italy; $0.3 million for the relocation of certain Film & Electrolytic lines from Monterrey, Mexico and Skopje, Macedonia to Suzhou China and $0.5 million for other costs related to shut-downs in Europe and Asia.
Operating income (loss):
Operating income for fiscal year 2016 of $32.3 million improved $9.9 million compared to operating income of $22.4 million in fiscal year 2015. The improvement was primarily due to a $8.8 million decrease in restructuring charges, a $3.8 million increase in gross margin, and a $0.8 million decrease in R&D expenses. These improvements were partially offset by a $2.9 million increase in SG&A expenses and a $0.6 million unfavorable change in gains or losses on disposals of fixed assets.
Non-operating (income) expense, net:
Non-operating (income) expense, net was a net expense of $63.5 million in fiscal year 2016 compared to a net expense of $34.5 million in fiscal year 2015. The $29.0 million increase is primarily attributable to a $26.3 million decrease in the value of the NEC TOKIN options recognized in fiscal year 2016, the change in value is primarily attributable to the expiration of KEMET's call option and resulting from the NEC TOKIN antitrust and civil litigation, compared to a $2.1 million increase in fiscal year 2015. In addition, we incurred a $3.0 million foreign exchange gain in fiscal year 2016 compared to a $4.2 million foreign exchange gain in fiscal year 2015, and a $1.0 million gain from the extinguishment of an advance payment from an OEM debt in fiscal year 2015. Partially offsetting these unfavorable items was $1.1 million in professional fees related to financing activities during fiscal year 2015 that did not repeat in fiscal year 2016.
Income taxes:
The income tax expense from continuing operations was $6.0 million in fiscal year 2016 compared to an income tax expense of $5.2 million in fiscal year 2015. Fiscal year 2016 income tax expense is comprise of $6.4 million and $0.2 million in foreign and state income tax expense, respectively, partially offset by $0.6 million of U.S. income tax benefit. No U.S. federal income tax benefit is recognized for the U.S. taxable loss for fiscal year 2016 due to a valuation allowance provided for U.S. net operating losses.
Equity loss from NEC TOKIN:
In fiscal year 2016, we incurred an equity loss related to our 34% economic interest in NEC TOKIN of $16.4 million compared to a loss of $2.2 million in fiscal year 2015. The change is primarily comprised of the following: a $15.7 million increase in accrued antitrust and civil litigation fines and a $2.7 million unfavorable change in the foreign exchange rates. Partially offsetting these unfavorable items were: a $1.7 million improvement in gross margin and a $1.2 million decrease in business restructuring expenses. The improvement in gross margin was driven primarily by sales mix improvement, improvements in manufacturing efficiencies, and a reduction of personnel costs.

Segment Comparison of Fiscal Year 2016 to Fiscal Year 2015:
The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2016 and 2015. The table also sets forth each of the segments' net sales as a percentage of total net sales and total operating income (loss) as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2016		March 31, 2015
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Solid Capacitors	$556,303	75.7%	$621,275	75.5%
Film and Electrolytic	178,520	24.3%	201,917	24.5%
Total	$734,823	100.0%	$823,192	100.0%

Operating income (loss)
Solid Capacitors	$129,909		$135,946
Film and Electrolytic	(71)		(16,685)
Corporate	(97,512)		(96,883)
Total	$32,326	4.4%	$22,378	2.7%

Solid Capacitors
The table below sets forth Net sales, Operating income and Operating income as a percentage of net sales for Solid Capacitors for fiscal years 2016 and 2015 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2016		March 31, 2015
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$337,392		$377,893
Ceramic product line net sales	218,911		243,382
Net sales	556,303		621,275
Segment operating income	129,909	23.4%	135,946	21.9%
Net sales:
Net sales of $556.3 million in fiscal year 2016 decreased $65.0 million or 10.5% from $621.3 million in fiscal year 2015. Tantalum product line net sales of $337.4 million in fiscal year 2016 decreased $40.5 million or 10.7% from $377.9 million in fiscal year 2015. Ceramic product line net sales of $218.9 million in fiscal year 2016 decreased $24.5 million or 10.1% from $243.4 million in fiscal year 2015. Included in the decrease in net sales was an unfavorable impact of $12.0 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The overall Solid Capacitors net sales decrease was primarily driven by a decrease in net sales to the Americas and EMEA distribution channel (as shown in the table below), typical market price erosion and changes in product line mix:

	For the Fiscal Years Ended
	March 31, 2016	March 31, 2015
Solid Capacitor Distributor Sales by Region	Amount	Amount	Change in Sales
Americas	$99.6	$121.3	$(21.7)
EMEA	65.0	87.7	(22.7)
APAC	73.1	81.8	(8.7)
Solid Capacitor distributor net sales	$237.7	$290.8	$(53.1)
Segment Operating Income:
Segment operating income of $129.9 million for fiscal year 2016 decreased $6.0 million or 4.4% from $135.9 million for fiscal year 2015; however operating income as a percentage of net sales improved 150 basis points. The decrease in segment operating income is primarily attributable to the following: a decrease in gross margin of $6.5 million and a $1.1 million increase in SG&A expenses. Despite the decrease in net sales, our gross margin decrease was mitigated by vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our partnership with NEC TOKIN. These items were partially offset by a decrease in restructuring charges of $1.4 million, a $0.1 million decrease loss on disposal of assets and a $0.1 million decrease in R&D expenses.
Film and Electrolytic
The table below sets forth Net sales, Operating loss and Operating loss as a percentage of net sales for Film and Electrolytic for the fiscal years 2016 and 2015 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2016		March 31, 2015
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$178,520		$201,917
Segment operating loss	(71)	—%	(16,685)	(8.3)%
Net sales:
Net sales of $178.5 million in fiscal year 2016 decreased $23.4 million or 11.6% from $201.9 million in fiscal year 2015. Capacitor unit sales volume for fiscal year 2016 decreased 5.7% compared to fiscal year 2015. The decrease in net sales included an $18.9 million unfavorable impact from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. In addition to the foreign exchange impact, net sales decreased by $4.4 million primarily driven by decreased net sales in the APAC and Americas regions partially offset by the marginal improvement in net sales in the EMEA region.
Segment Operating loss:
Segment operating loss of $0.1 million in fiscal year 2016 improved $16.6 million from $16.7 million of segment operating loss in fiscal year 2015 and operating income as a percentage of net sales improved 820 basis points. The improvement was attributable to a $10.2 million improvement in gross margin, a $6.5 million decrease in restructuring charges, a $0.4 million decrease in SG&A expenses, and a $0.2 million decrease in R&D expenses. The improvement in gross margin is mainly driven by the headcount reductions and manufacturing relocations previously completed as part of our restructuring plan and cost reduction actions across all plants. The improvements were partially offset by a $0.7 million decrease in the gain on disposals of fixed assets for fiscal year 2016 compared to fiscal year 2015.
Consolidated Comparison of Fiscal Year 2015 to Fiscal Year 2014
Net sales:
Net sales of $823.2 million for fiscal year 2015 decreased 1.3% from $833.7 million for fiscal year 2014. Film and Electrolytic and Solid Capacitor sales decreased by $5.3 million and $5.2 million, respectively. Capacitor unit sales volumes decreased 0.9% for fiscal year 2015 as compared to fiscal year 2014. Average selling prices for capacitors decreased 0.4% for fiscal year 2015 compared to fiscal year 2014 due to an unfavorable $9.3 million impact on net sales related to foreign exchange and an unfavorable product mix shift in Film and Electrolytic. These unfavorable impacts on average selling prices were partially offset by an increase in sales of higher priced specialty products within Solid Capacitors.
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
Selling, general and administrative expenses ("SG&A"):
SG&A expenses of $98.5 million (12.0% of net sales) for fiscal year 2015 increased $2.7 million or 2.8% compared to $95.9 million (11.5% of net sales) for fiscal year 2014. The increase consisted primarily of the following items: a $4.7 million increase in payroll expenses primarily due to an increase in bonus and incentive compensation, a $0.8 million increase in professional fees, a $0.8 million increase in software expense, and a $0.7 million increase in legal fees. Partially offsetting these increases was a $1.2 million decrease in depreciation expense, a $0.9 million decrease in office and equipment rent expense, a $0.6 million decrease in ERP integration and technology transition costs, a $0.5 million decrease in charitable contributions, a $0.5 million decrease in consulting and contractor expenses, $0.5 million decrease in non-income-related taxes, and a $0.4 million decrease in travel expenses.
Restructuring charges:
Restructuring charges of $13.0 million in fiscal year 2015 decreased $1.1 million or 7.8% from $14.1 million in fiscal year 2014.
Restructuring charges in the fiscal year ended March 31, 2015 included $10.3 million related to personnel reduction costs which were primarily comprised of the following: $4.1 million related to headcount reductions in Europe (primarily Landsberg, Germany) as the Company relocates production to lower cost regions; $3.2 million is related to a headcount reduction of 50 non-manufacturing labor employees; $1.9 million related to the reduction of certain Solid Capacitor production workforce from Matamoros, Mexico to Victoria, Mexico; and $1.1 million related to headcount reductions taken as the Company begins to outsource its information technology function.
In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $2.7 million comprised of the following: $1.4 million for the exit of solid capacitors in Evora, Portugal and the relocation of certain Solid Capacitors manufacturing operations from Evora, Portugal to Victoria, Mexico; $0.4 million for the Landsberg, Germany shut-down including relocating equipment to Pontecchio, Italy; $0.3 million for the relocation of certain Film & Electrolytic lines from Monterrey, Mexico and Skopje, Macedonia to Suzhou China; and $0.5 million for other cost related to shut-downs in Europe and Asia.
Restructuring charges in the fiscal year ended March 31, 2014 included personnel reduction costs of $10.6 million and manufacturing relocation costs of $3.6 million. The personnel reduction costs are comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S.; $1.2 million related to the reduction of the Solid Capacitor production workforce in Mexico; $1.1 million related to the Company’s initiative to reduce overhead; $0.5 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $4.5 million related to headcount reductions of 126 employees in Evora, Portugal due to the relocation of certain Solid Capacitors manufacturing operations to Mexico; $0.9 million related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy; and $0.4 million related to a temporary "lay-off" plan in Italy.
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
Operating income:
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
Non-operating (income) expense, net:
Non-operating (income) expense, net was a net expense of $34.5 million in fiscal year 2015 compared to a net expense of $38.1 million in fiscal year 2014. The $3.6 million improvement is primarily attributable to a $4.2 million foreign exchange gain in fiscal year 2015 compared to a $0.3 million foreign exchange gain in fiscal year 2014, a $1.0 million gain from the extinguishment of an advance payment from an OEM debt in fiscal year 2015, and during fiscal year 2014 we incurred a $1.4 million charge related to the write off of a long-term note receivable. Partially offsetting these improvements was $1.1 million in professional fees related to financing activities and a $2.1 million increase in the value of the NEC TOKIN options recognized in fiscal year 2015 compared to a $3.1 million increase in fiscal year 2014.
Income taxes:
The income tax expense from continuing operations was $5.2 million in fiscal year 2015 compared to an income tax expense of $1.5 million in fiscal year 2014. The fiscal year 2015 income tax expense was comprised of an income tax expense resulting from operations in certain foreign jurisdictions totaling $5.0 million, $0.3 million income tax expense allocated from outside of continuing operations to continuing operations, and $0.1 million of state income tax benefit. No U.S. federal income tax benefit was recognized for the U.S. taxable loss for fiscal year 2015 due to a valuation allowance provided for U.S. net operating losses.
Equity loss from NEC TOKIN:
In fiscal year 2015, we incurred an equity loss related to our 34% economic interest in NEC TOKIN of $2.2 million compared to a loss of $7.1 million in fiscal year 2014 due primarily to a $5.4 million improvement in operating income and a $2.5 million equity adjustment primarily for the deferred tax impact related to the sale of land in fiscal year 2014 and step up basis adjustments. The improvement in operating income was primarily driven by sales mix improvement, improvements in manufacturing efficiencies, and a reduction of personnel costs. Partially offsetting these favorable items was a net $1.7 million accrual related to estimated antitrust investigation fines (net of KEMET's portion of a $25 million indemnity asset to be received from NEC, of which KEMET's portion is $8.5 million) and a $1.4 million increase in income tax expenses which primarily relates to additional income tax expense and penalty incurred in Vietnam.
Segment Comparison of Fiscal Year 2015 to Fiscal Year 2014:
The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2015 and 2014. The table also sets forth each of the segments' net sales as a percentage of total net sales and the operating income (loss) components as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2015		Fiscal Year 2014
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Solid Capacitors	$621,275	75.5%	$626,494	75.1%
Film and Electrolytic	201,917	24.5%	207,172	24.9%
Total	$823,192	100.0%	$833,666	100.0%

Operating income (loss)
Solid Capacitors	$135,946		$91,848
Film and Electrolytic	(16,685)		(17,587)
Corporate	(96,883)		(92,472)
Total	$22,378	2.7%	$(18,211)	(2.2)%
Solid Capacitors
The table sets forth Net sales, Operating income and Operating income as a percentage of net sales for Solid Capacitors for the fiscal years 2015 and 2014 (amounts in thousands, except percentages):

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
Segment operating income:
Segment operating income of $135.9 million for fiscal year 2015 improved $44.1 million or 48.0% from $91.8 million for fiscal year 2014. The increase in segment operating income was primarily attributable to the following: an increase in gross margin of $36.9 million, a decrease in restructuring charges of $4.8 million, a $3.9 million decrease in write down of long-lived assets, and a $0.6 million decrease in SG&A expenses. The improvement in gross margin was mainly driven by continued improvement seen in vertical integration, an increase in sales of higher margin specialty products, and lower manufacturing costs as a result of restructuring efforts which moved production from Evora, Portugal to our Mexico facilities. These improvements were partially offset by a $0.7 million increase in R&D expenses and a $0.6 million loss on disposals of fixed assets for fiscal year 2015 compared to a gain on disposals of fixed assets of $0.7 million in fiscal year 2014.
Film and Electrolytic
The table sets forth Net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for Film and Electrolytic for the fiscal years 2015 and 2014 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2015		March 31, 2014
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$201,917		$207,172
Segment operating (loss) income	(16,685)	(8.3)%	(17,587)	(8.5)%
Net sales:
Net sales of $201.9 million in fiscal year 2015 decreased $5.3 million or 2.5% from $207.2 million in fiscal year 2014. Capacitor unit sales volume for fiscal year 2015 increased 11.7% compared to fiscal year 2014 driven by an overall increase in customer demand across all regions. This increase was offset by a $6.0 million unfavorable impact related to foreign exchange (primarily the decrease in the euro) and an 8.9% decrease in average selling prices at comparable exchange rates for fiscal year 2015 as compared to fiscal year 2014 due to an unfavorable shift in product line mix.
Segment operating loss:
Segment operating loss of $16.7 million in fiscal year 2015 improved $0.9 million or 5.1%, from $17.6 million of segment operating loss in fiscal year 2014. The improvement was attributable to a $1.9 million increase in gross margin, a $0.6 million decrease in write down of long-lived assets, and a $1.0 million gain on disposals of fixed assets for fiscal year 2015 compared to a loss on disposals of fixed assets of $0.8 million in fiscal year 2014. The improvement in gross margin was due to realized cost reductions achieved through our restructuring and cost reduction efforts. The improvements were partially offset by a $2.6 million increase in restructuring charges, a $0.6 million increase in SG&A expenses, and a $0.2 million increase in R&D expenses.
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
The 10.5% Senior Notes were issued pursuant to a 10.5% Senior Notes Indenture, dated as of May 5, 2010, by and among us, our domestic restricted subsidiaries (the "Guarantor Subsidiaries") and Wilmington Trust Company, as trustee (the "Trustee"). The 10.5% Senior Notes will mature on May 1, 2018, and bear interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior Notes are our senior obligations and are guaranteed by each of the Guarantor Subsidiaries and secured by a first priority lien on 51% of the capital stock of certain of our foreign restricted subsidiaries.
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
At any time, at  its option, the Company may redeem the 10.5% Senior Notes, in whole or  in part, at the redemption price of 100% of the Principal amount. The Company may also at any time and from time to time purchase its 10.5% Senior Notes in the open market, subject  to compliance with the Indenture.
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
On March 27, 2012 and April 3, 2012, the Company completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due 2018, respectively, at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The issuance resulted in a debt premium of $6.1 million which is being amortized over the term of the 10.5% Senior Notes. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, as amended, among the Company, the Guarantor Subsidiaries party thereto and Wilmington Trust Company, as trustee.

The Company may from time to time seek to retire or purchase our outstanding 10.5% Senior notes through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Board of Directors has authorized a debt repurchase plan, initially up to $20 million over the course of fiscal year 2017. There can be no assurance regarding the timing or price of debt repurchases, if any.

Revolving Line of Credit

On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. On December 19, 2014, the Loan and Security Agreement was amended and as a result the expiration was extended to December 19, 2019. On May 2, 2016, the Loan and Security Agreement was further amended. Under the terms of the amended Loan and Security Agreement, the revolving credit facility has increased to $65.0 million, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The amendment contains an accordion feature permitting the U.S. Borrowers to increase commitments under the facility by an aggregate principal amount up to $15.0 million (for a total facility of $75.0 million), subject to terms and documentation acceptable to the Agent and/or the Lenders. In addition, KEMET Foil, Blue Powder and The Forest Electric Company were included as Borrowers under the U.S. facility. The principal features of the Loan and Security Agreement as amended are reflected in the description below.
The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30.0 million and the total facility does not exceed $65.0 million.
Borrowings under the U.S. and Singapore facilities are subject to a borrowing base consisting of:

•
in the case of the U.S. facility, (A) 85% of KEC's accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of (i) $6.0 million and (ii) (a) on or prior to agent’s receipt of an updated inventory appraisal and agent’s approval thereof, 40% of the value of Eligible Inventory (as defined in the agreement) and (b) upon agent’s receipt of an updated inventory appraisal, 85% of the net orderly liquidation value of the Eligible Inventory (as defined in the agreement) plus (C) the lesser of $5.1 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria, as reduced on the first day of each fiscal quarter occurring after

April 30, 2014 in an amount equal to one-twentieth (1/20) of such appraised value less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

•
in the case of the Singapore facility, (A) 85% of KEMET Singapore's accounts receivable that satisfy certain eligibility criteria as further specified in the Loan and Security Agreement less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

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

KEMET and the Guarantor Subsidiaries guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantor Subsidiaries (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the Borrowers and Guarantor Subsidiaries are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a "Cash Dominion Trigger Event").
KEC and the Guarantor Subsidiaries guarantee the Singapore facility obligations. In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore's assets. KEMET Singapore's bank accounts are maintained at Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.
A fixed charge coverage ratio of at least 1.0 :1.0 must be maintained as of the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of at least forty-five consecutive days: (i) an event of default, (ii) aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) availability of the U.S. facility has been less than $3.75 million. The fixed charge coverage ratio tests the EBITDA and fixed charges of KEMET and its subsidiaries on a consolidated basis.

In addition, the Loan and Security Agreement includes various covenants that, subject to exceptions, limit the ability of KEMET and its direct and indirect subsidiaries to, among other things: incur additional indebtedness; create liens on assets; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change its lines of business.

The Company had the following activity for the twelve month period ended March 31, 2016 and resulting balances under the revolving line of credit (amounts in millions, excluding percentages):

	March 31, 2015	Twelve Month Period Ended March 31, 2016		March 31, 2016
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$21,481	$8,000	$9,600	$19,881	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (3)	12,000	—	—	12,000	3.250%	August 22, 2016
Singapore Borrowing 2 (3)	—	2,000	—	2,000	3.250%	July 11, 2016
Total Facilities	$33,481	$10,000	$9,600	$33,881

______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.5%, as defined in the Loan and Security Agreement.
(2) For Singapore borrowings, LIBOR plus a spread of 2.50% as of March 31, 2016.
(3) The Company has the intent and ability to extend the due date on the Singapore borrowings beyond one year.
These were the only borrowings under the revolving line of credit, and the Company's available borrowing capacity under the Loan and Security Agreement was $25.6 million as of March 31, 2016. The borrowing capacity has increased from the prior year due to an improvement in the fixed charged coverage ratio and an increase in the eligible account receivable collateral.
Short-term Liquidity
Cash and cash equivalents totaled $65.0 million as of March 31, 2016, representing an increase of $8.6 million as compared to $56.4 million as of March 31, 2015. Our net working capital (current assets less current liabilities) remained essentially flat with the balance as of March 31, 2016 of $228.8 million compared to $228.5 million of net working capital as of March 31, 2015. Cash and cash equivalents held by our foreign subsidiaries totaled $28.2 million and $22.6 million at March 31, 2016 and March 31, 2015, respectively. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability on the undistributed foreign earnings which was offset by a reduction to the the valuation allowance for deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed in the U.S. for our operations, we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
We have taken steps to improve our operating results by decreasing global headcount and vertically integrating our supply chain. Based on our current operating plans, we believe that existing cash and cash equivalents, cash provided by operations and cash from the revolving line of credit will continue to be sufficient to fund our operating requirements for the next twelve months, including $38.4 million in interest payments, expected capital expenditures in the range of $20.0 million to $25.0 million, payments of $1.0 million related to restructuring liabilities, and $2.0 million for repurchase of our 10.5% Senior Notes.
Our cash and cash equivalents increased by $8.6 million during the year ended March 31, 2016, decreased $1.6 million during the year ended March 31, 2015 and decreased $38.0 million during the year ended March 31, 2014 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$32,365	$24,402	$(6,746)
Net cash provided by (used in) investing activities	(20,588)	3,629	(25,253)
Net cash provided by (used in) financing activities	(3,803)	(26,868)	(6,877)
Effect of foreign currency fluctuations on cash	668	(2,730)	827
Net increase (decrease) in cash and cash equivalents	$8,642	$(1,567)	$(38,049)

Fiscal Year 2016 compared to Fiscal Year 2015
Operations
In fiscal year 2016, cash provided by operating activities totaled $32.4 million, representing an $8.0 million improvement compared to cash provided by operating activities of $24.4 million in fiscal year 2015. The improvement for fiscal year 2016 compared to fiscal year 2015 relates to a $11.5 million improvement in cash flows related to operations (change in net loss adjusted for the change in: net cash provided by operating activities of discontinued operations, gain on sale of discontinued operations, gain on early extinguishment of debt, equity loss from NEC TOKIN, change in value of NEC TOKIN options, depreciation and amortization, deferred income taxes, net (gain) loss on sales and disposals of assets, amortization of debt discount and debt issuance costs, stock-based compensation, non-cash pension and other post-retirement benefits, write down of receivables, and other non-cash changes to net loss).
We used $5.6 million through changes in assets and liabilities in fiscal year 2016 as compared to using $2.0 million through changes in assets and liabilities in fiscal year 2015.
In fiscal year 2016, the cash usage of $5.6 million was primarily related to a decrease in other operating liabilities of $13.8 million (primarily related to a decrease in accrued salaries, wages and benefits), a decrease in accounts payable of $6.0 million, an increase in accounts receivable of $2.3 million, and a decrease in accrued income taxes of $0.4 million. This was partially offset by a decrease in prepaid expenses and other assets of $13.6 million (primarily related to a decrease in value-added-tax receivable), and a reduction in inventory of $3.3 million achieved through cost reductions and yield improvements.
In fiscal year 2015, the cash use of $2.0 million was primarily related to an increase in prepaid expenses and other assets of $8.4 million, a decrease in other operating liabilities of $7.3 million, a decrease in accounts payable of $2.9 million, and a decrease in accrued income taxes of $0.2 million. This was partially offset by a reduction in inventory of $8.6 million achieved through cost reduction and yield improvements and a reduction in accounts receivable of $8.2 million.
Investing
Cash used in investing activities was $20.6 million in fiscal year 2016 compared to cash provided by investing activities of $3.6 million in fiscal year 2015. Cash provided by investing activities in fiscal year 2015 was achieved due to the release of restricted cash due to the repayment of an advance payment from an OEM which provided cash of $11.5 million, the sale of discontinued operations provided $9.6 million and proceeds from the sale of assets of $4.8 million, whereas in fiscal year 2016 cash provided from these items was $1.8 million, none and $1.0 million, respectively.
Cash used for investing activities in fiscal year 2016 included capital expenditures of $20.5 million, and acquisition payments net of cash received related to Intellidata used cash of $2.9 million. Capital expenditures were primarily related to expanding capacity at our manufacturing facilities in Suzhou, China; Pontecchio, Italy; Gränna, Sweden; Matamoros, Mexico; and Evora, Portugal as well as information technology projects in Simpsonville, South Carolina.
Cash used for investing activities in fiscal year 2015 included capital expenditures of $22.2 million, primarily related to expanding capacity at our manufacturing facilities in Europe and Asia.
Financing
Cash used in financing activities of $3.8 million in fiscal year 2016 decreased $23.1 million from cash used in financing activities of $26.9 million in fiscal year 2015.
In fiscal year 2016, we used $3.0 million for deferred acquisition payments related to the Intellidata acquisition, $0.5 million for payments of long term debt, and $0.4 million for net payments on the revolving line of credit.
In fiscal year 2015, we used $19.5 million for deferred acquisition payments related to the KEMET Foil and Blue Powder acquisitions and $21.7 million for debt payments. This was partially offset by $15.0 million in net proceeds from the revolving line of credit.

Commitments
At March 31, 2016, we had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (see Note 2, "Debt" and Note 16, "Commitments and Contingencies" to our consolidated financial statements), European social security, pension benefits, other post-retirement benefits, inventory purchase obligations, fixed asset purchase obligations, acquisition related obligations, and construction obligations as follows (amounts in thousands):

	Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations	$388,881	$2,000	$353,000	$33,881	$—
Interest obligations	83,119	38,449	43,553	1,117	—
Operating lease obligations	10,809	3,653	4,831	1,124	1,201
Pension and other post-retirement benefits (1)	19,375	1,710	3,243	3,552	10,870
Employee separation liability	9,352	285	740	797	7,530
Restructuring liability	976	946	30	—	—
Purchase commitments	2,827	1,876	951	—	—
Capital lease obligations	1,258	614	561	72	11
Total	$516,597	$49,533	$406,909	$40,543	$19,612
_______________________________________________________________________________

(1)	Reflects expected benefit payments through 2023.
Derivative Investments
Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos or Japanese yen, and certain sales are made in euros. In order to hedge these forecasted cash flows, the Company purchases foreign exchange contracts to buy Mexican pesos, buy Japanese yen, or sell euros for periods and amounts consistent with the underlying cash flow exposures. At March 31, 2016, the Company had outstanding forward exchange contracts with maturities of less than twelve months to purchase Mexican pesos with notional amounts of $37.7 million. The fair value of these contracts at March 31, 2016 totaled $0.4 million and was recorded as a derivative liability on the Consolidated Balance Sheets under the line item "Accrued Expenses". See Note 13, "Derivatives" for further discussion of derivative financial instruments.
Uncertain Income Tax Positions
We have recognized a liability for our unrecognized uncertain income tax positions of approximately $7.1 million as of March 31, 2016. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are, therefore, excluded from the above table.
Non-GAAP Financial Measures
To complement our consolidated statements of operations and cash flows, we use non-GAAP financial measures of Adjusted gross margin, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted EBITDA. We believe that Adjusted gross margin, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to net income (loss) as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.

The following table provides a reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014

Net sales	$734,823	$823,192	$833,666
Gross Margin	163,280	159,509	120,741
Gross margin as a % of net sales	22.2%	19.4%	14.5%
Non-U.S. GAAP-adjustments:
Plant shut-down costs	372	889	2,668
Plant start-up costs	861	4,556	3,336
Stock-based compensation expense	1,418	1,576	1,006
Adjusted gross margin	$165,931	$166,530	$127,751
Adjusted gross margin as a % of net sales	22.6%	20.2%	15.3%

Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Operating income (loss)	$32,326	$22,378	$(18,211)
Adjustments:
ERP integration costs/IT transition costs	5,677	3,248	3,880
Stock-based compensation	4,774	4,512	2,909
Restructuring charges	4,178	13,017	14,122
Legal expenses related to antitrust class actions	3,041	844	—
NEC TOKIN investment related expenses	900	1,778	2,299
Plant start-up costs	861	4,556	3,336
Net (gain) loss on sales and disposals of assets	375	(221)	32
Plant shut-down costs	372	889	2,668
Pension plan adjustment	312	—	—
Write down of long-lived assets	—	—	4,476
Inventory write downs	—	—	3,886
Infrastructure tax	—	—	1,079
Adjusted operating income (loss)	$52,816	$51,001	$20,476

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Net income (loss)	$(53,629)	$(14,143)	$(68,503)
Adjustments:
Change in value of NEC TOKIN options	26,300	(2,100)	(3,111)
Equity (gain) loss from NEC TOKIN	16,406	2,169	7,090
Restructuring charges	4,178	13,017	14,122
ERP integration costs/IT transition costs	5,677	3,248	3,880
Stock-based compensation	4,774	4,512	2,909
Legal expenses related to antitrust class actions	3,041	844	—
Net foreign exchange (gain) loss	(3,036)	(4,249)	(304)
NEC TOKIN investment related expenses	900	1,778	2,299
Income tax effect on pension curtailment	875	—	—
Plant start-up costs	861	4,556	3,336
Amortization included in interest expense	859	1,814	3,596
Net (gain) loss on sales and disposals of assets	375	(221)	32
Plant shut-down costs	372	889	2,668
Pension plan adjustment	312	—	—
Income tax effect of non-GAAP adjustments (1)	652	84	(301)
(Income) loss from discontinued operations	—	(5,379)	3,634
(Gain) loss on early extinguishment of debt	—	(1,003)	—
Professional fees related to financing activities	—	1,142	—
Write down of long-lived assets	—	—	4,476
Inventory write downs	—	—	3,886
Long-term receivable write down	—	—	1,444
Infrastructure tax	—	—	1,079
Adjusted net income (loss)	$8,917	$6,958	$(17,768)
(1) Fiscal year 2014 has been adjusted to reflect the income tax adjustment related to the recognition of KEMET's portion of NEC TOKIN's AOCI activity.

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Net income (loss)	$(53,629)	$(14,143)	$(68,503)
Adjustments:
Income tax expense (benefit)	6,006	5,227	1,482
Interest expense, net	39,591	40,686	40,767
Depreciation and amortization	39,016	40,768	49,527
Change in value of NEC TOKIN options	26,300	(2,100)	(3,111)
Equity (gain) loss from NEC TOKIN	16,406	2,169	7,090
ERP integration costs/IT transition costs	5,677	3,248	3,880
Stock-based compensation	4,774	4,512	2,909
Restructuring charges	4,178	13,017	14,122
Legal expenses related to antitrust class actions	3,041	844	—
Net foreign exchange (gain) loss	(3,036)	(4,249)	(304)
NEC TOKIN investment related expenses	900	1,778	2,299
Plant start-up costs	861	4,556	3,336
Net (gain) loss on sales and disposals of assets	375	(221)	32
Plant shut-down costs	372	889	2,668
Pension plan adjustment	312	—	—
(Income) loss from discontinued operations	—	(5,379)	3,634
(Gain) loss on early extinguishment of debt	—	(1,003)	—
Professional fees related to financing activities	—	1,142	—
Write down of long-lived assets	—	—	4,476
Inventory write downs	—	—	3,886
Long-term receivable write down	—	—	1,444
Infrastructure tax	—	—	1,079
			—
Adjusted EBITDA	$91,144	$91,741	$70,713
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
Adjusted operating income (loss) represents operating income (loss), excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income (loss) to facilitate our analysis and understanding of our business operations and believe that Adjusted operating income (loss) is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted operating income (loss) should not be considered as an alternative to operating income (loss) or any other performance measure derived in accordance with U.S. GAAP.
Adjusted net income (loss) represents net income (loss), excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted net income (loss) to evaluate the Company's operating performance and believe that Adjusted net income (loss) is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted net income (loss) should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with U.S. GAAP.
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
In evaluating Adjusted EBITDA, one should be aware that in the future we may incur expenses similar to the adjustments noted above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these types of adjustments. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.
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
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. This guidance changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is permitted, KEMET adopted ASU No. 2016-09 as of April 1, 2016. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early application is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The Company has adopted the provisions of ASU No. 2015-17 which requires deferred tax liabilities and assets be classified as either a noncurrent asset or noncurrent liability in the accompanying balance sheet. Prior to the issuance of this ASU, an entity would present deferred taxes as a net current asset or liability and a net noncurrent asset or liability. The new accounting guidance simplifies financial reporting by reducing the presentation of deferred taxes into a single line and reduces complexities in determining when the recognized deferred tax amounts are expected to be recovered or settled. The balance sheet as of March 31, 2015 has been adjusted to reflect retrospective application of the new accounting guidance as follows:

	As Previously Reported	Retrospective Adjustment	As Adjusted
Assets
Deferred income taxes (current)	10,762	(10,762)	—
Total current assets	371,327	(10,762)	360,565
Deferred income taxes (non-current)	5,111	4,663	9,774
Total assets	752,792	(6,099)	746,693
Income taxes payable and deferred income taxes (current)	1,017	(133)	884
Total current liabilities	132,220	(133)	132,087
Deferred income taxes (non-current)	8,350	(5,966)	2,384
Total liabilities and stockholders' equity	752,792	(6,099)	746,693

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts recognized in a business combination in the reporting period in which the adjustment amounts are determined. It also requires disclosure of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively revise comparative information for prior periods. ASU 2015-16 is effective for interim and annual reporting periods beginning April 1, 2016. Early application is permitted. The Company will apply the new standard to measurement period adjustments related to future business acquisitions.

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to interest rate risk through our revolving line of credit, which had an outstanding balance as of March 31, 2016, of $33.9 million. This debt has a variable interest rate and a 1% change in the interest rate would yield a $0.3 million change in interest expense.
Foreign Currency Exchange Rate Risk
Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the euro and the Mexican peso. A portion of our sales to our customers and operating costs in Europe are denominated in euro creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our operations in Mexico are denominated in Mexican pesos, creating an exposure to foreign currency exchange rates. Additionally, certain of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, in order to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows were hedged against the U.S. dollar (see Note 13, "Derivatives" to the consolidated financial statements).
A 10 percent increase or decrease in foreign exchange rates would have resulted in changes in net income (loss) of $16.5 million and $(18.5) million, respectively.
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
Palladium is a precious metal used in the manufacture of multilayer ceramic capacitors and is mined primarily in Russia and South Africa. We continue to pursue ways to reduce palladium usage in ceramic capacitors in order to minimize the price risk. The amount of palladium that we require has generally been available in sufficient quantities; however the price of palladium is driven by the market which has shown significant price fluctuations. For instance, in fiscal year 2016 the price of palladium fluctuated between $470 and $802 per troy ounce. Price increases and the possibility of our inability to pass such increases on to our customers could have an adverse effect on profitability.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, however, could have an adverse effect on our profitability.
To evaluate the impact of price changes in precious metals on net income (loss) we used the following assumptions: the selling prices of our products would not be impacted, all the precious metals change in the same direction at the same time and we do not have commitment contracts in place. Under these assumptions, a 10 percent increase or decrease in the cost of precious metals would result in approximately $11.3 million of increase or decrease to our net income (loss). We believe we have partially mitigated this risk through our vertical integration efforts.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The response to this item is submitted as a separate section of this Form 10-K. See Item 15.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
As of March 31, 2016, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on that assessment, as of March 31, 2016, the Company's management concluded that its internal control over financial reporting was effective. Ernst & Young LLP, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting, which is on page 62 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Other than the information under "Executive Officers" and "Other Key Employees" under Part I, Item 4A, the other information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on July 28, 2016 under the headings "Nominees for Board of Directors," "Continuing Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information about the Board of Directors."
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 28, 2016 under the headings "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Outstanding Equity Awards at Fiscal Year-End Table," "Option Exercises and Stock Vested Table," "Nonqualified Deferred Compensation Table," "Potential Payments Upon Termination or Change in Control Table," "Director Compensation Table," "Report of the Compensation Committee," and "Compensation Committee Interlocks and Insider Participation."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 28, 2016 under the heading "Security Ownership", and from "Equity Compensation Plan Disclosure" in Item 5 hereof.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 28, 2016 under the headings "Review, Approval or Ratification of Transactions with Related Persons" and "Information about the Board of Directors."
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on July 28, 2016 under the heading "Audit and Non-Audit Fees."

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

10.4
Executive Bonus Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 1996)*

10.5	1992 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2009)*

10.6
Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2000)*

10.7	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 333-123308))*

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 23, 2009)*

10.9
Warrant to Purchase Common Stock, dated June 30, 2009, issued by the Company to K Financing, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on June 30, 2009)

10.10
Investor Rights Agreement, dated June 30, 2009, between the Company and K Financing, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on June 30, 2009)

10.11
Purchase Agreement, dated April 21, 2010, by and among the Company, certain subsidiary guarantors named therein and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 22, 2010)

10.12
Second Amended and Restated KEMET Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2009)*

10.13
Loan and Security Agreement, dated as of September 30, 2010, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., and Bank of America, N.A., as agent and Banc of America Securities LLC, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on October 5, 2010)

10.14	KEMET Executive Secured Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2010)*

10.15	Form of Change in Control Severance Compensation Agreement, entered into with executive officers of the Company*

10.16
Option Agreement, dated as of March 12, 2012, by and among NEC Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.17
Stockholders' Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.18
Form of Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.19
Form of Restricted Stock Unit Grant Agreement for Directors (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.20
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

10.21
Development and Cross-Licensing Agreement between NEC TOKIN Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 8, 2013)

10.22	Form of Long-Term Incentive Plan Award Agreement*

10.23
Consolidated Amendment to Loan and Security Agreement, dated as of July 8, 2013, by and among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, KEMET Electronics Marketing (S) PTE LTD., the financial institutions party thereto as lenders and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) filed on August 2, 2013)

10.24
Amendment No. 5 to Loan and Security Agreement, dated April 30, 2014, among KEMET Electronics Corporation and its subsidiaries KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2014)

10.25
2014 Amendment and Restatement of the 2014 KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on July 24, 2014)*

10.26
Amendment No. 1 to Option Agreement, dated as of August 29, 2014, between KEMET Electronics Corporation and NEC Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-15491) filed on September 4, 2014)

10.27
Incentive Award, Severance and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and William M. Lowe, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.28
Incentive Award and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and Charles C. Meeks, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.29
Amendment No. 6 to Loan and Security Agreement, Waiver and Consent dated December 19, 2014, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 22, 2014)

10.30
Amendment No. 7 to Loan and Security Agreement, dated March 27, 2015, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders

10.31
Third Supplemental Indenture dated May 21, 2015, among KEMET Corporation, IntelliData, Inc., the other guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 26, 2015)

10.32
Amended and Restated Employment Agreement between KEMET Corporation and Per-Olof Lööf, dated June 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on July 6, 2015)*

10.33
Amendment No. 8 to Loan and Security Agreement, dated May 2, 2016, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2016)

21.1	Subsidiaries of KEMET Corporation

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2	Consent of Paumanok Publications, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302

31.2	Certification of the Chief Financial Officer Pursuant to Section 302

32.1	Certification of the Chief Executive Officer Pursuant to Section 906

32.2	Certification of the Chief Financial Officer Pursuant to Section 906

99.1	NEC TOKIN Financial Statements as of March 31, 2016 and March 21, 2015 and for NEC TOKIN’s fiscal years ended March 31, 2016, 2015 and 2014

101
The following financial information from KEMET Corporation's Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016, and March 31, 2015, (ii) Consolidated Statements of Income for the years ended March 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text

_______________________________________________________________________________

*	Exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KEMET Corporation
We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KEMET Corporation and subsidiaries at March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the three years ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KEMET Corporation's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greenville, South Carolina
May 24, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KEMET Corporation
We have audited KEMET Corporation and subsidiaries' internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). KEMET Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements' Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, KEMET Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2016 of KEMET Corporation and subsidiaries and our report dated May 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greenville, South Carolina
May 24, 2016

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except per share data)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$65,004	$56,362
Accounts receivable, net	93,168	90,857
Inventories, net	168,879	171,843
Prepaid and other current assets	25,496	41,503
Total current assets	352,547	360,565
Property, plant and equipment, net	241,839	249,641
Goodwill	40,294	35,584
Intangible assets, net	33,301	33,282
Investment in NEC TOKIN	20,334	45,016
Deferred income taxes	8,397	9,774
Other assets	5,832	12,831
Total assets	$702,544	$746,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$962
Accounts payable	70,981	69,785
Accrued expenses	50,320	60,456
Income taxes payable	453	884
Total current liabilities	123,754	132,087
Long-term debt	388,597	390,409
Other non-current obligations	74,892	57,131
Deferred income taxes	2,820	2,384
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at March 31, 2016 and 2015	465	465
Additional paid-in capital	452,821	461,191
Retained deficit	(299,510)	(245,881)
Accumulated other comprehensive income (loss)	(31,425)	(28,796)
Treasury stock, at cost (611 and 1,056 shares at March 31, 2016 and 2015, respectively)	(9,870)	(22,297)
Total stockholders' equity	112,481	164,682
Total liabilities and stockholders' equity	$702,544	$746,693

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2016	2015	2014
Net sales	$734,823	$823,192	$833,666
Operating costs and expenses:
Cost of sales	571,543	663,683	712,925
Selling, general and administrative expenses	101,446	98,533	95,856
Research and development	24,955	25,802	24,466
Restructuring charges	4,178	13,017	14,122
Write down of long-lived assets	—	—	4,476
Net (gain) loss on sales and disposals of assets	375	(221)	32
Total operating costs and expenses	702,497	800,814	851,877
Operating income (loss)	32,326	22,378	(18,211)
Other (income) expense:
Interest income	(14)	(15)	(195)
Interest expense	39,605	40,701	40,962
Change in value of NEC TOKIN options	26,300	(2,100)	(3,111)
Non-operating (income) expense, net	(2,348)	(4,082)	430
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(31,217)	(12,126)	(56,297)
Income tax expense (benefit)	6,006	5,227	1,482
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(37,223)	(17,353)	(57,779)
Equity income (loss) from NEC TOKIN	(16,406)	(2,169)	(7,090)
Income (loss) from continuing operations	(53,629)	(19,522)	(64,869)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $1,976, and $(98), respectively	—	5,379	(3,634)
Net income (loss)	$(53,629)	$(14,143)	$(68,503)
Net income (loss) per basic share:
Income (loss) from continuing operations	$(1.17)	$(0.43)	$(1.44)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$0.12	$(0.08)
Net income (loss)	$(1.17)	$(0.31)	$(1.52)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(1.17)	$(0.43)	$(1.44)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$0.12	$(0.08)
Net income (loss)	$(1.17)	$(0.31)	$(1.52)
Weighted-average shares outstanding:
Basic	46,004	45,381	45,102
Diluted	46,004	45,381	45,102
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2016	2015	2014
Net income (loss)	$(53,629)	$(14,143)	$(68,503)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	1,860	(35,467)	9,797
Defined benefit pension plans, net of tax impact	5,202	(12,977)	276
Defined benefit post-retirement plan adjustments	(45)	(305)	(354)
Equity interest in investee's other comprehensive income (loss)	(8,276)	766	771
Foreign exchange contracts	(1,370)	1,003	—
Other comprehensive income (loss)	(2,629)	(46,980)	10,490
Total comprehensive income (loss)	$(56,258)	$(61,123)	$(58,013)
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2013	44,989	$465	$467,096	$(163,235)	$7,694	$(35,104)	$276,916
Net income (loss)	—	—	—	(68,503)	—	—	(68,503)
Other comprehensive income (loss)	—	—	—	—	10,490	—	10,490
Issuance of restricted shares	129	—	(3,164)	—	—	2,986	(178)
Stock-based compensation	—	—	2,909	—	—	—	2,909
Exercise of stock options	89	—	(1,814)	—	—	2,064	250
Balance at March 31, 2014	45,207	465	465,027	(231,738)	18,184	(30,054)	221,884
Net income (loss)	—	—	—	(14,143)	—	—	(14,143)
Other comprehensive income (loss)	—	—	—	—	(46,980)	—	(46,980)
Issuance of restricted shares	239	—	(8,238)	—	—	7,623	(615)
Stock-based compensation	—	—	4,512	—	—	—	4,512
Exercise of stock options	6	—	(110)	—	—	134	24
Balance at March 31, 2015	45,452	465	461,191	(245,881)	(28,796)	(22,297)	164,682
Net income (loss)	—	—	—	(53,629)	—	—	(53,629)
Other comprehensive income (loss)	—	—	—	—	(2,629)	—	(2,629)
Issuance of restricted shares	445	—	(13,144)	—	—	12,427	(717)
Stock-based compensation	—	—	4,774	—	—	—	4,774
Exercise of stock options	—	—	—	—	—	—	—
Balance at March 31, 2016	45,897	$465	$452,821	$(299,510)	$(31,425)	$(9,870)	$112,481
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2016	2015	2014
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$(53,629)	$(14,143)	$(68,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(5,644)	—
Net cash provided by (used in) operating activities of discontinued operations	—	(679)	336
Depreciation and amortization	39,016	40,768	49,527
Non-cash debt and financing costs	859	2,032	3,596
Gain on early extinguishment of debt	—	(1,003)	—
Equity (income) loss from NEC TOKIN	16,406	2,169	7,090
Change in value of NEC TOKIN options	26,300	(2,100)	(3,111)
Net (gain) loss on sales and disposals of assets	375	(221)	32
Stock-based compensation expense	4,774	4,512	2,909
Non-cash pension and other post-retirement benefits	3,013	2,742	2,642
Deferred income taxes	495	(2,084)	(6,369)
Write down of long-lived assets	—	—	4,476
Write down of receivables	24	52	1,484
Other, net	306	(7)	(521)
Changes in assets and liabilities:
Accounts receivable	(2,346)	8,220	(4,618)
Inventories	3,338	8,559	14,891
Prepaid expenses and other assets	13,588	(8,404)	3,748
Accounts payable	(5,982)	(2,879)	(2,070)
Accrued income taxes	(382)	(232)	252
Other operating liabilities	(13,790)	(7,256)	(12,537)
Net cash provided by (used in) operating activities	32,365	24,402	(6,746)
Investing activities:
Capital expenditures	(20,469)	(22,232)	(32,147)
Change in restricted cash	1,802	11,509	4,047
Acquisitions, net of cash received	(2,892)	—	—
Proceeds from sale of discontinued operations	—	9,564	—
Proceeds from sale of assets	971	4,788	2,847
Net cash provided by (used in) investing activities	(20,588)	3,629	(25,253)

Consolidated Statements of Cash Flows (Continued)

	Fiscal Years Ended March 31,
	2016	2015	2014
Financing activities:
Proceeds from revolving line of credit	$10,000	$42,340	$21,000
Payments of revolving line of credit	(9,600)	(27,342)	(2,551)
Deferred acquisition payments	(3,000)	(19,527)	(21,977)
Payment of long-term debt	(481)	(21,733)	(3,599)
Proceeds from exercise of stock options	—	24	250
Purchase of treasury stock	(722)	(630)	—
Net cash provided by (used in) financing activities	(3,803)	(26,868)	(6,877)
Net increase (decrease) in cash and cash equivalents	7,974	1,163	(38,876)
Effect of foreign currency fluctuations on cash	668	(2,730)	827
Cash and cash equivalents at beginning of fiscal year	56,362	57,929	95,978
Cash and cash equivalents at end of fiscal year	$65,004	$56,362	$57,929
Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$39,091	$39,008	$38,809
Income taxes paid	$4,892	$6,611	$5,521
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
Basis of Presentation
Certain amounts for fiscal years 2015 and 2014 have been reclassified to conform to the fiscal year 2016 presentation of the line item "Change in the value of NEC TOKIN options" instead of including the activity within the line item "Non-operating (income) expense, net on the Consolidated Statement of Operations. In addition, certain amounts for fiscal years 2015 and 2014 have been reclassified within the operating section of the Consolidated Statement of Cash Flows to conform to the fiscal year 2016 presentation and the condensed consolidating balance sheet for fiscal year 2015 has been revised to conform with the fiscal year 2016 presentation.
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
Cash Equivalents
Cash equivalents of $0.7 million at March 31, 2016 and 2015 consist of money market accounts with an original term of three months or less. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.
Restricted Cash
A guarantee was issued by a European bank on behalf of the Company in August 2006 in conjunction with the establishment of a Value-Added Tax registration in The Netherlands. The bank guarantee was in the amount of €1.5 million ($1.7 million). An interest-bearing deposit was placed with a European bank for €1.7 million ($1.8 million). The deposit was in KEMET's name and KEMET received all interest earned by this deposit. However, the deposit was pledged to the European bank, and the bank could use the money should a valid claim be made. The bank guarantee was discharged by the beneficiary in February 2016 and, subsequently, the €1.7 million ($1.8 million) was re-classified and is included in the line item "Cash and cash equivalents" on the Consolidated Balance Sheets at March 31, 2016. The Company no longer has any restricted cash.
Inventories
Inventories are stated at the lower of cost or market. The carrying value of inventory is reviewed and adjusted based on slow moving and obsolete items, historical shipments, customer forecasts and backlog and technology developments. Inventory costs include material, labor and manufacturing overhead and most inventory costs are determined by the "first-in, first-out" ("FIFO") method. For tool crib, a component of the Company's raw material inventory, cost is determined under the average cost method. The Company has consigned inventory at certain customer locations totaling $8.5 million and $10.8 million at March 31, 2016 and 2015, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Property, Plant and Equipment
Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of. Depreciation expense, including amortization of capital leases, was $36.9 million, $38.7 million and $47.5 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Reviews are regularly performed to determine whether facts and circumstances exist which indicate the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived asset or asset group is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets or appraisal values. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the undiscounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company's financial condition and operating results. See Note 9 "Impairment Charges" for further discussion of property, plant and equipment impairment charges.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests during the fourth quarter of each fiscal year and when otherwise warranted. The Company evaluates its goodwill on a reporting unit basis which requires the Company to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit's carrying amount exceeds its fair value, then an indication exists that the reporting unit's goodwill and intangible asset with indefinite useful lives may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit's goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit's fair value. The Company determined the fair value of its reporting units using an income-based, discounted cash flow ("DCF") analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. The Company evaluates the value of its other indefinite-lived intangible assets (trademarks) using an income-based, relief from royalty analysis. In addition to the previously described reporting unit valuation techniques, the Company's goodwill and intangible assets with indefinite useful lives impairment assessment also considers the Company's aggregate fair value based upon the value of the Company's outstanding shares of common stock.
The impairment review of goodwill and intangible assets with indefinite useful lives are subjective and involve the use of estimates and assumptions in order to calculate the impairment charges. Estimates of business enterprise fair value use discounted cash flow and other fair value appraisal models and involve making assumptions for future sales trends, market conditions, growth rates, cost reduction initiatives and cash flows for the next several years. Future changes in assumptions may negatively impact future valuations.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Equity Method Investment
Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of the Company's investment and the underlying equity in the net assets of NEC TOKIN at the investment date, is amortized over the lives of the related assets that gave rise to the difference. The Company's share of earnings or losses under the equity method investments and basis difference amortization is reported in the consolidated statements of operations as "Equity income (loss) from NEC TOKIN." The Company reviews its investments and ownership interests accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.
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
Concentrations of Credit and Other Risks
The Company sells to customers globally. Credit evaluations of its customers' financial condition are performed periodically, and the Company generally does not require collateral from its customers. One customer, TTI, Inc., an electronics distributor, accounted for $99.3 million, $124.4 million and $128.4 million of the Company's net sales in fiscal years ended March 31, 2016, 2015, and 2014, respectively. There were no customers' accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2016 or March 31, 2015.
Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to end-users. For fiscal years ended March 31, 2016, 2015, and 2014, net sales to electronics distributors accounted for 42%, 45% and 45%, respectively, of the Company's total net sales.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (losses), currency translation gains (losses), defined benefit plan adjustments including those adjustments which result from changes in net prior service credit and actuarial gains (losses), equity interest in investee's other comprehensive income (loss), and gains (losses) on derivatives held as cash flow hedges, and is presented in the Consolidated Statements of Comprehensive Income (Loss).
The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders' equity section of the Consolidated Balance Sheets (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Defined Benefit Post-retirement Plan Adjustments	Defined Benefit Pension Plans (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$23,335	$1,464	$(7,386)	$771	$—	$18,184
Other comprehensive income (loss) before reclassifications (1)	(35,467)	(119)	(13,404)	766	1,003	(47,221)
Amounts reclassified in (out) of AOCI (1)	—	(186)	427	—	—	241
Other comprehensive income (loss)	(35,467)	(305)	(12,977)	766	1,003	(46,980)
Balance at March 31, 2015	(12,132)	1,159	(20,363)	1,537	1,003	(28,796)
Other comprehensive income (loss) before reclassifications (2)	1,860	146	3,865	(8,276)	2,618	213
Amounts reclassified in (out) of AOCI (2)	—	(191)	1,337	—	(3,988)	(2,842)
Other comprehensive income (loss)	1,860	(45)	5,202	(8,276)	(1,370)	(2,629)
Balance at March 31, 2016	$(10,272)	$1,114	$(15,161)	$(6,739)	$(367)	$(31,425)
_______________________________________________________________________________

(1)	Activity within foreign currency translation gains and defined benefit pension plans are net of a tax benefit of $0.3 million and $0.1 million, respectively.

(2)	Activity within foreign currency translation losses and defined benefit pension plans are net of a tax expense of zero and $0.3 million, respectively.

(3)	Balance is net of a tax benefit of $2.0 million, $2.3 million, and $2.2 million as of March 31, 2016, March 31, 2015, and March 31, 2014, respectively.
Stock Warrant
Concurrent with the consummation of a credit facility in May 2009, the Company issued K Financing, LLC ("K Financing") a warrant (the "Platinum Warrant") to purchase up to 26,848,484 shares of the Company's common stock, subject to certain adjustments, representing approximately 49.9% of the Company's outstanding common stock at the time of issuance on a post-exercise basis. The Platinum Warrant was subsequently transferred to K Equity, LLC ("K Equity"). The Platinum Warrant is exercisable at a purchase price of $1.05 per share. The Platinum Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of the Company's common stock above the exercise price of the Platinum Warrant, or by combination of the preceding alternatives.
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
There were 8,416,815 shares subject to the Platinum Warrant as of March 31, 2016. The Platinum Warrant expires on June 30, 2019.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities are measured at fair value on a recurring basis as of March 31, 2016 and 2015 are as follows (amounts in thousands):

	Carrying Value March 31, 2016	Fair Value March 31, 2016	Fair Value Measurement Using
			Level 1	Level 2 (2)	Level 3
Assets and Liabilities:
Money markets (1)	$738	$738	$738	$—	$—
Total debt	(390,597)	(284,261)	(254,713)	(29,548)	—
NEC TOKIN options, net (3)	(20,600)	(20,600)	—	—	(20,600)

	Carrying Value March 31, 2015	Fair Value March 31, 2015	Fair Value Measurement Using
			Level 1	Level 2 (2)	Level 3
Assets and Liabilities:
Money markets (1)	$738	$738	$738	$—	$—
Total debt	(391,371)	(391,283)	(362,988)	(28,295)	—
NEC TOKIN options, net (3)	5,700	5,700	—	—	5,700
_______________________________________________________________________________

(1)	Included in the line item "Cash and cash equivalents" on the Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)
See Note 5, "Investment in NEC TOKIN," for a description of the NEC TOKIN options. The value of the options is interrelated and depends on the enterprise value of NEC TOKIN Corporation and its EBITDA over the duration of the instruments. Therefore, the options have been valued using option pricing methods in a Monte Carlo simulation. Changes to the Monte Carlo simulation inputs could have a material effect on the value of the NEC TOKIN options.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

The table below summarizes NEC TOKIN options valuation activity using significant unobservable inputs (Level 3) (amounts in thousand):

March 31, 2014	$3,600
Change in value of NEC TOKIN options	2,100
March 31, 2015	$5,700
Change in value of NEC TOKIN options	(26,300)
March 31, 2016	$(20,600)
Revenue Recognition
The Company ships products to customers based upon firm orders and revenue is recognized when the sales process is complete. This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured. Based on product availability, customer requirements and customer consent, KEMET may ship products earlier than the initial planned ship date. Shipping and handling costs are included in cost of sales.
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
The Company provides a limited warranty to customers that the Company's products meet certain specifications. The warranty period is generally limited to one year, and the Company's liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of net sales for the fiscal years ended March 31, 2016, 2015 and 2014. The Company recognizes warranty costs when losses are both probable and reasonably estimable.
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
Shipping and Handling Costs
The Company's shipping and handling costs are reflected in the line item "Cost of sales" on the Consolidated Statements of Operations. Shipping and handling costs were $16.1 million, $17.9 million, and $19.9 million in the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
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
Impact of Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation. This guidance changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is permitted, KEMET adopted ASU No. 2016-09 as of April 1, 2016. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early application is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The Company has adopted the provisions of ASU No. 2015-17 which requires deferred tax liabilities and assets be classified as either a noncurrent asset or noncurrent liability in the accompanying balance sheet. Prior to the issuance of this ASU, an entity would present deferred taxes as a net current asset or liability and a net noncurrent asset or liability. The new accounting guidance simplifies financial reporting by reducing the presentation of deferred taxes into a single line and reduces complexities in determining when the recognized deferred tax amounts are expected to be recovered or settled. The balance sheet as of March 31, 2015 has been adjusted to reflect retrospective application of the new accounting guidance as follows:

	As Previously Reported	Retrospective Adjustment	As Adjusted
Assets
Deferred income taxes (current)	10,762	(10,762)	—
Total current assets	371,327	(10,762)	360,565
Deferred income taxes (non-current)	5,111	4,663	9,774
Total assets	752,792	(6,099)	746,693
Income taxes payable and deferred income taxes (current)	1,017	(133)	884
Total current liabilities	132,220	(133)	132,087
Deferred income taxes (non-current)	8,350	(5,966)	2,384
Total liabilities and stockholders' equity	752,792	(6,099)	746,693

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts recognized in a business combination in the reporting period in which the adjustment amounts are determined. It also requires disclosure of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively revise comparative information for prior periods. ASU 2015-16 is effective for interim and annual reporting periods beginning April 1, 2016. Early application is permitted. The Company will apply the new standard to measurement period adjustments related to future business acquisitions.

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
Note 2: Debt
A summary of debt is as follows (amounts in thousands):

	March 31,
	2016	2015
10.5% Senior Notes, net of premium of $1,716 and $2,461 as of March 31, 2016 and 2015, respectively	$356,716	$357,461
Revolving line of credit	33,881	33,481
Other	—	429
Total debt	390,597	391,371
Current maturities	(2,000)	(962)
Total long-term debt	$388,597	$390,409

The line item "Interest expense" on the Consolidated Statements of Operations for the fiscal years 2016, 2015 and 2014, respectively, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Contractual interest expense	$39,087	$38,953	$38,918
Capitalized interest	(509)	(237)	(1,552)
Amortization of debt issuance costs	1,392	1,480	1,704
Amortization of debt (premium) discount	(745)	(407)	105
Imputed interest on acquisition related obligations	212	741	1,787
Interest expense on capital leases	168	171	—
Total interest expense	$39,605	$40,701	$40,962
Revolving Line of Credit
On September 30, 2010, KEMET Electronics Corporation ("KEC") and KEMET Electronics Marketing (S) Pte Ltd. ("KEMET Singapore") (each a "Borrower" and, collectively, the "Borrowers") entered into a Loan and Security Agreement (the "Loan and Security Agreement"), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50.0 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. On December 19, 2014, the Loan and Security Agreement was amended and as a result the expiration was extended to December 19, 2019. Under the terms of amended Loan and Security Agreement, the revolving credit facility has increased to $60.0 million, bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The amendment contains an accordion feature permitting the U.S. Borrowers to increase commitments under the facility by an aggregate principal amount up to $15.0 million (for a total facility of $75.0 million), subject to terms and documentation acceptable to the Agent and/or the Lenders. In addition, KEMET Foil Manufacturing, LLC ("KEMET Foil"), KEMET Blue Powder Corporation (“KEMET Blue Powder”) and The Forest Electric Company were included as Borrowers under the U.S. facility. The principal features of the Loan and Security Agreement as amended are reflected in the description below.

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
Borrowings under the U.S. and Singapore facilities are subject to a borrowing base consisting of:

•
in the case of the U.S. facility, (A) 85% of KEC's accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of (i) $6.0 million and (ii) (a) on or prior to agent’s receipt of an updated inventory appraisal and agent’s approval thereof, 40% of the value of Eligible Inventory (as defined in the agreement) and (b) upon agent’s receipt of an updated inventory appraisal, 85% of the net orderly liquidation value of the Eligible Inventory (as defined in the agreement) plus (C) the lesser of $5.1 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria, as reduced on the first day of each fiscal quarter occurring after April 30, 2014 in an amount equal to one-twentieth (1/20) of such appraised value less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

•
in the case of the Singapore facility, (A) 85% of KEMET Singapore's accounts receivable that satisfy certain eligibility criteria as further specified in the Loan and Security Agreement, less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

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
KEMET and the Company's 100% owned domestic subsidiaries ("Guarantor Subsidiaries") guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantor Subsidiaries (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the Borrowers and Guarantor Subsidiaries are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a "Cash Dominion Trigger Event").
KEC and the Guarantor Subsidiaries guarantee the Singapore facility obligations. In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore's assets. KEMET Singapore's bank accounts are maintained at Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Debt (continued)

A fixed charge coverage ratio of at least 1.0:1.0 must be maintained as of the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of at least forty-five consecutive days: (i) an event of default, (ii) aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) availability of the U.S. facility has been less than $3.75 million. The fixed charge coverage ratio tests the EBITDA and fixed charges of KEMET and its subsidiaries on a consolidated basis.
In addition, the Loan and Security Agreement includes various covenants that, subject to exceptions, limit the ability of KEMET and its direct and indirect subsidiaries to, among other things: incur additional indebtedness; create liens on assets; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change its lines of business. The Loan and Security Agreement includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Loan and Security Agreement.
Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $0.2 million and $0.3 million as of March 31, 2016 and 2015, respectively; these costs will be amortized over the term of the Loan and Security Agreement.
The Company had the following activity for the twelve month period ended March 31, 2016 and resulting balances under the revolving line of credit (amounts in thousands, excluding percentages):

	March 31, 2015	Twelve Month Period Ended March 31, 2016		March 31, 2016
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$21,481	$8,000	$9,600	$19,881	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (3)	12,000	—	—	12,000	3.250%	August 22, 2016
Singapore Borrowing 2 (3)	—	2,000	—	2,000	3.250%	July 11, 2016
Total Facilities	$33,481	$10,000	$9,600	$33,881

______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.5%, as defined in the Loan and Security Agreement.
(2) For Singapore borrowings, LIBOR, plus a spread of 2.50% as of March 31, 2016.
(3) The Company has the intent and ability to extend the due date on the Singapore borrowings beyond one year.
These were the only borrowings under the revolving line of credit, and the Company's available borrowing capacity under the Loan and Security Agreement was $25.6 million as of March 31, 2016. The borrowing capacity has increased from the prior year due to an improvement in the fixed charged coverage ratio and and increase in the eligible account receivable collateral.
10.5% Senior Notes
On May 5, 2010, the Company issued 10.5% Senior Notes with an aggregate principal amount of $230.0 million which resulted in net proceeds to the Company of $222.2 million.
The 10.5% Senior Notes were issued pursuant to an Indenture (the "10.5% Senior Notes Indenture"), dated as of May 5, 2010, as amended, by and among the Company, Guarantor Subsidiaries and Wilmington Trust Company, as trustee (the "Trustee"). The 10.5% Senior Notes will mature on May 1, 2018, and bear interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Debt (continued)

Notes are senior obligations of the Company and will be guaranteed by each of the Guarantor Subsidiaries and secured by a first priority lien on 51% of the capital stock of certain of the Company's foreign restricted subsidiaries.
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
At any time, at  its option, the Company may redeem the 10.5% Senior Notes, in whole or  in part, at the redemption price of 100% of the Principal amount. The Company may also at any time and from time to time purchase 10.5% Senior Notes in the open market, subject  to compliance with the Indenture.
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
On March 27, 2012 and April 3, 2012, the Company completed the issuance of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due May 1, 2018, respectively, at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The issuance resulted in a debt premium of $6.1 million which will be amortized over the term of the 10.5% Senior Notes. The Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, among the Company, the Guarantor Subsidiaries party thereto and Wilmington Trust Company, as trustee.
In total, debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $2.8 million and $4.1 million as of March 31, 2016 and 2015; these costs will be amortized over the term of the 10.5% Senior Notes. The Company had interest payable related to the 10.5% Senior Notes included in the line item "Accrued expenses" on its Consolidated Balance Sheets of $15.5 million at March 31, 2016 and 2015. The effective interest rate for the Senior Notes was 10.3% for the years ended March 31, 2016 and 2015.
The following table highlights the Company's annual cash maturities of debt (amounts in thousands):

	Annual Maturities of Debt Fiscal Years Ended March 31,
	2017	2018	2019	2020	2021	Thereafter
10.5% Senior Notes	$2,000	$—	$353,000	$—	$—	$—
Revolving line of credit	—	—	—	33,881	—	—
	$2,000	$—	$353,000	$33,881	$—	$—

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
A summary of the expenses aggregated on the Consolidated Statements of Operations line item "Restructuring charges" in the fiscal years ended March 31, 2016, 2015 and 2014, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Manufacturing and sales office relocation costs	$2,375	$2,672	$3,555
Personnel reduction costs	1,803	10,345	10,567
Restructuring charges	$4,178	$13,017	$14,122
Fiscal Year Ended March 31, 2016
The Company incurred $4.2 million in restructuring charges in the fiscal year ended March 31, 2016 including $1.8 million of personnel reduction costs and $2.4 million of relocation costs.
The personnel reduction costs correspond with the following: $0.9 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.6 million related to a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico, $0.5 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe, and $0.3 million for headcount reductions in Europe (primarily Landsberg, Germany). These personnel reduction costs were partially offset by a $1.0 million credit to expense in Italy due to the partial reversal of a severance accrual. The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees. Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction. Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016.
The $2.4 million relocation costs include $1.1 million for the Landsberg, Germany shut-down including relocating equipment to Pontecchio, Italy and Skopje, Macedonia; $0.4 million for the relocation of certain Solid Capacitor manufacturing equipment in Victoria, Mexico; $0.4 million for the exit of Film & Electrolytic manufacturing from Suzhou, China; and $0.5 million for other costs related to shut-downs in Europe, North America, and Asia.
Fiscal Year Ended March 31, 2015
The Company incurred $13.0 million in restructuring charges in the fiscal year ended March 31, 2015 including $10.3 million related to personnel reduction costs which is primarily comprised of the following: $4.1 million related to headcount reductions in Europe (primarily Landsberg, Germany) as the Company relocates production to lower cost regions; $3.2 million is related to a headcount reduction of 50 employees due to the consolidation of manufacturing facilities in Italy; $1.9 million related to the reduction of certain Solid Capacitor production workforce from Matamoros, Mexico to Victoria, Mexico; and $1.1 million related to headcount reductions taken as the Company begins to outsource its information technology function.
In addition to these personnel reduction costs, the Company incurred manufacturing relocation costs of $2.7 million comprised of the following: $1.4 million for the exit of solid capacitors in Evora, Portugal and the relocation of certain Solid Capacitors manufacturing operations from Evora, Portugal to Victoria, Mexico; $0.4 million for the Landsberg, Germany shut-down including relocating equipment to Pontecchio, Italy; $0.3 million for the relocation of certain Film & Electrolytic lines from Monterrey, Mexico and Skopje, Macedonia to Suzhou China and $0.5 million for other cost related to shut-downs in Europe and Asia.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Restructuring (Continued)

Fiscal Year Ended March 31, 2014
The Company incurred $14.1 million in restructuring charges in the fiscal year ended March 31, 2014 including personnel reduction costs of $10.6 million and manufacturing relocation costs of $3.6 million. The personnel reduction costs are comprised of the following: $1.9 million related to the closure of a portion of our innovation center in the U.S.; $1.2 million related to the reduction of the Solid Capacitor production workforce in Mexico; $1.1 million related to the Company’s initiative to reduce overhead; $0.5 million in termination benefits associated with converting the Weymouth, United Kingdom manufacturing facility into a technology center; $4.5 million related to headcount reductions of 126 employees in Evora, Portugal due to the relocation of certain Solid Capacitors manufacturing operations to Mexico; $0.9 million is related to a headcount reduction of 31 employees due to the consolidation of manufacturing facilities in Italy and $0.4 million related to an additional Cassia Integrazione Guadagni Straordinaria (“CIGS”) plan in Italy.
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
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items "Accrued expenses" and "Other non-current obligations" on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Manufacturing and Sales Office Relocation Costs
Balance at March 31, 2013	$13,509	$567
Costs charged to expense	10,567	3,555
Costs paid or settled	(18,235)	(4,122)
Change in foreign exchange	376	—
Balance at March 31, 2014	6,217	—
Costs charged to expense	10,345	2,672
Costs paid or settled	(7,995)	(2,672)
Change in foreign exchange	(1,328)	—
Balance at March 31, 2015	7,239	—
Costs charged to expense	1,803	2,375
Costs paid or settled	(8,273)	(2,375)
Change in foreign exchange	207	—
Balance at March 31, 2016	$976	$—

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4: Goodwill and Intangible Assets
The following table highlights the Company's intangible assets (amounts in thousands):

	March 31, 2016		March 31, 2015
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,207	$—	$7,207	$—
Amortizing Intangibles:
Purchased technology, customer relationships and patents (3 - 18 years)	43,089	16,995	40,489	14,414
	$50,296	$16,995	$47,696	$14,414
For fiscal years ended March 31, 2016, 2015 and 2014 amortization related to intangibles was $2.2 million, $2.1 million and $2.1 million, respectively. The weighted-average useful life of amortized intangibles was 16.6 years in the fiscal years ended March 31, 2016 and 16 years in the fiscal year ended March 31, 2015. The weighted-average period prior to the next renewal for patents was 1.5 years and 2.5 years in the fiscal years ended March 31, 2016 and March 31, 2015, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $2.2 million and, thereafter, amortization will total $15.1 million.
For fiscal year 2016, the Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2016 and concluded that goodwill and indefinite-lived assets were not impaired.
The changes in the carrying amount of goodwill for the years ended March 31, 2016 and 2015 are as follows (amounts in thousands):

	Fiscal Year 2016			Fiscal Year 2015
	Solid Capacitors	Film and Electrolytic	Corporate (1)	Solid Capacitors	Film and Electrolytic
Gross balance at beginning of fiscal year
Goodwill	$35,584	$1,092	$—	$35,584	$1,092
Accumulated impairment losses	—	(1,092)	—	—	(1,092)
Net balance at the end of the year	$35,584	$—	$—	$35,584	$—

Acquisitions	$—	$—	$4,710	$—	$—
Impairment charges	$—	$—	$—	$—	$—
Balance at the end of the year
Goodwill	$35,584	$1,092	$4,710	$35,584	$1,092
Accumulated impairment losses	—	(1,092)	—	—	(1,092)
Balance at the end of the year, net	$35,584	$—	$4,710	$35,584	$—
(1) Corporate goodwill established as a result of the IntelliData acquisition on April 1, 2015.
Note 5: Investment in NEC TOKIN
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
The Company has marked these options to fair value and in the fiscal year ended March 31, 2016, 2015 and 2014 recognized a $26.3 million loss, $2.1 million gain, and $3.1 million gain respectively, which was included on the line item “Change in value of the NEC TOKIN options” in the Consolidated Statement of Operations. The line item "Other non-current obligations" on the Consolidated Balance Sheets includes $20.6 million as of March 31, 2016 and the line item “Other assets” on the Consolidated Balance Sheets includes $5.7 million as of March 31, 2015 related to the options.
KEC's total investment in NEC TOKIN including the net call forward contract described above on February 1, 2013 was $54.5 million which includes $50.0 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and other various services necessary to complete the transactions). The Company has made an allocation of the aggregate purchase price, which were based upon estimates that the Company believes are reasonable.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in NEC TOKIN (Continued)

Summarized financial information for NEC TOKIN follows (in thousands):

	March 31, 2016	March 31, 2015
Current assets	$240,427	$223,495
Noncurrent assets	260,614	273,785
Current liabilities	179,360	143,523
Noncurrent liabilities	335,500	296,873

	Fiscal Year March 31, 2016	Fiscal Year March 31, 2015	Fiscal Year March 31, 2014
Net sales	$458,032	$487,282	$490,369
Gross profit	98,709	103,773	86,227
Net income (loss)	(42,995)	(24,091)	(42,937)

A reconciliation between NEC TOKIN's net loss and KEMET's equity investment loss follows (in thousands):

	Fiscal Year March 31, 2016	Fiscal Year March 31, 2015	Fiscal Year March 31, 2014
NEC TOKIN net income (loss)	$(42,995)	$(24,091)	$(42,937)
KEMET's equity ownership %	34%	34%	34%
Equity income (loss) from NEC TOKIN before Adjustments	$(14,618)	$(8,191)	$(14,599)

Adjustments:
Amortization and depreciation	(1,625)	(2,270)	(1,390)
Gain on sale of long-lived assets adjustment	—	—	(5,998)
Loss on impairment of long-lived assets adjustment	—	—	14,643
Inventory valuation adjustment	—	—	254
Indemnity asset	—	8,500	—
Inventory profit elimination	(163)	(208)	—
Equity income (loss) from NEC TOKIN	$(16,406)	$(2,169)	$(7,090)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in NEC TOKIN (Continued)

A reconciliation between NEC TOKIN's net assets and KEMET's equity investment balance follows (amounts in thousands):

	March 31, 2016	March 31, 2015
Investment in NEC TOKIN	$20,334	$45,016
Purchase price accounting basis adjustment:
Property, plant and equipment (1)	3,365	3,334
Technology (1)	(10,134)	(10,889)
Long-term debt (1)	(1,975)	(2,707)
Goodwill	(7,555)	(7,082)
Indemnity asset for legal investigation	(8,500)	(8,500)
Inventory profit elimination (2)	371	208
Other	(604)	(39)
KEMET's 34% interest of NEC TOKIN's equity	$(4,698)	$19,341
(1) Depreciated or amortized over the estimated lives.
(2) Adjusted each period for any activity.

As of March 31, 2016, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment, any accounts receivable balance due from NEC TOKIN and obligations in the Put Option.

Summarized transactions between KEC and NEC TOKIN are as follows (amounts in thousands):

	Twelve Month Periods Ended March 31,
	2016	2015	2014
KEC's sales to NEC TOKIN	$21,061	$13,500	$6,040
NEC TOKIN's sales to KEMET	5,912	3,605	1,789

	March 31, 2016	March 31, 2015
Accounts receivable	$5,220	$3,344
Accounts payable	1,019	765
Management service agreement receivable (1)	748	572

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

On September 2, 2015, the United States Department of Justice announced a plea agreement with NEC TOKIN in which NEC TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over five years in six installments of $2.3 million each, plus accrued interest. The first payment was made in February 2016.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in NEC TOKIN (Continued)

On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that NEC TOKIN would be fined 1,218.2 million New Taiwan dollars ("NTD") (approximately U.S. $37.7 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC indicated the fine would be reduced to NTD609.1 million (approximately U.S. $18.9 million). In February, 2016, NEC TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine.

On March 29, 2016, the Japan Fair Trade Commission published an order by which NEC TOKIN was fined ¥127.2 million (approximately U.S. $1.1 million) for violation of the Japanese Antimonopoly Act. Payment of the fine is due by October 31, 2016.

The remaining governmental investigations are continuing at various stages.

On May 2, 2016, NEC TOKIN reached a preliminary settlement in two antitrust suits pending in the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Class Action Suits”). Pursuant to the terms of the settlement, in consideration of the release of NEC TOKIN and its subsidiaries (including NEC TOKIN America, Inc.) from claims asserted in the Class Action Suits, NEC TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Payments will be made in installments, with the initial installment being due shortly after the execution of the definitive settlement agreement, subsequent payments due each year thereafter for three years, and a final, fifth payment due by December 31, 2019.

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

In the fiscal year ended March 31, 2016, KEMET incurred a loss of $17.5 million related to NEC TOKIN's antitrust and civil litigation, based upon its 34% economic interest in NEC TOKIN, which is included in the line item "Equity income (loss) from NEC TOKIN" on the Condensed Consolidated Statements of Operations.

As of March 31, 2016, NEC TOKIN's accrual for antitrust and civil litigation totaled $84.0 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations and civil litigation. However, the actual outcomes could differ from what has been accrued.
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
Film and Electrolytic
Film and Electrolytic operates ten manufacturing sites throughout Europe, Asia and the United States and produces film, paper, and electrolytic capacitors which are sold globally. In addition, the business group has product innovation centers in the United Kingdom, Italy, Germany and Sweden.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Segment and Geographic Information (Continued)

The following tables summarize information about each segment's net sales, operating income (loss), depreciation and amortization, capital expenditures and total assets (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Net sales:
Solid Capacitors	$556,303	$621,275	$626,494
Film and Electrolytic	178,520	201,917	207,172
	$734,823	$823,192	$833,666
Operating income (loss) (1)(2)(3):
Solid Capacitors	$129,909	$135,946	$91,848
Film and Electrolytic	(71)	(16,685)	(17,587)
Corporate	(97,512)	(96,883)	(92,472)
	$32,326	$22,378	$(18,211)
Depreciation and amortization:
Solid Capacitors	$21,318	$21,202	$28,081
Film and Electrolytic	11,984	13,886	14,557
Corporate	5,714	5,680	6,889
	$39,016	$40,768	$49,527
Capital expenditures:
Solid Capacitors	$10,098	$12,552	$10,498
Film and Electrolytic	5,902	7,752	14,494
Corporate	4,469	1,928	7,155
	$20,469	$22,232	$32,147
_______________________________________________________________________________

(1)	Restructuring charges included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Total restructuring:
Solid Capacitors	$1,916	$3,297	$8,108
Film and Electrolytic	1,714	8,221	5,657
Corporate	548	1,499	357
	$4,178	$13,017	$14,122

(2)	Impairment charges and write downs included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Impairment and write down of long-lived assets:
Solid Capacitors	$—	$—	$3,920
Film and Electrolytic	—	—	556
	$—	$—	$4,476

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Segment and Geographic Information (Continued)

(3)    (Gain) loss on sales and disposals of assets included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
(Gain) loss on sales and disposals of assets:
Solid Capacitors	$536	$606	$(705)
Film and Electrolytic	(270)	(1,008)	767
Corporate	109	181	(30)
	$375	$(221)	$32

_______________________________________________________________________________

	March 31,
	2016	2015
Total assets:
Solid Capacitors	$426,751	$447,540
Film and Electrolytic	235,493	235,044
Corporate	40,300	64,109
	$702,544	$746,693
The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2016	2015	2014
United States	$201,878	$238,840	$245,032
Hong Kong	133,117	131,109	135,570
Germany	83,589	107,859	105,261
Europe (2)	57,362	58,879	70,895
China	65,043	65,289	67,460
Asia Pacific (2)	61,414	62,864	51,467
United Kingdom	28,083	32,127	36,085
Netherlands	31,218	38,853	33,581
Singapore	16,260	22,516	27,777
Italy	14,391	19,013	20,249
Hungary	17,766	22,745	18,332
Mexico	23,041	21,164	17,886
Other Countries (2)	1,661	1,934	4,071
	$734,823	$823,192	$833,666
_______________________________________________________________________________

(1)
Revenues are attributed to countries or regions based on the location of the customer. Net Sales to one customer exceeded 10% of total net sales as follows: $99.3 million, $124.4 million and $128.4 million in fiscal years 2016, 2015 and 2014, respectively. Solid Capacitor sales to one customer over 10% were $85.3 million, $109.1 million and $115.5 million in fiscal years 2016, 2015 and 2014, respectively. Film and Electrolytic sales to one customer over 10% were $14.0 million, $15.3 million and $12.9 million in fiscal years 2016, 2015 and 2014, respectively.

(2)	Excluding the specific countries listed in this table, no country included in this caption exceeded 3% of consolidated net sales for fiscal years 2016, 2015 and 2014.
_______________________________________________________________________________

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Segment and Geographic Information (Continued)

The following geographic information includes Property, plant and equipment, net, based on physical location (amounts in thousands):

	March 31,
	2016	2015
United States	$54,658	$59,754
Mexico	61,859	66,120
Italy	44,699	44,595
China	26,705	29,871
Portugal	23,449	17,352
Macedonia	14,131	13,726
Indonesia	4,556	5,335
Finland	989	1,439
Other (1)	10,793	11,449
	$241,839	$249,641

(1)	Excluding the specific countries listed in this table, no country included in this caption exceeded 3% of consolidated Property, plant and equipment net for fiscal years 2016, 2015 and 2014.
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

Net sales and net operating loss from the Company’s discontinued operation for years ended March 31, 2016, 2015 and 2014 were as follows (in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Net sales	$—	$104	$11,489
Operating income (loss)	—	(265)	(3,730)
Note 8: Acquisitions
IntelliData
On April 1, 2015, KEMET purchased 100% of the stock of IntelliData, Inc. "IntelliData", a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. IntelliData had been a key vendor of KEMET for over 15 years and had provided critical software and support to allow the Company's sales team and customers to use real-time part number search and competitor cross references based on complex capacitor-specific specifications. The primary reason for the purchase of IntelliData was to gain more control over the direction of future iterations of the software and its functionality and to protect this critical link in the sales process from any potential unfavorable changes in IntelliData's business model in the future. The purchase price was $6.0 million plus an additional $0.1 million per a post-acquisition amendment for a total purchase price of $6.1 million, as amended. KEMET paid $3.0 million at closing, $0.1 million on June 3, 2015, and $3.0 million on January 4, 2016 per the amended agreement. The Company recorded goodwill of $4.7 million and amortizable intangibles of $1.8 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price, which resulted in the goodwill, include the knowledge and expertise of the trained workforce as well as various trademarks. Pro forma results are not presented as the acquisition was not material to the consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Acquisitions (Continued)

The following table presents the allocations of the aggregate purchase price based on the estimated fair values of the assets and liabilities (amounts in thousands):

Fair Value
Cash	$233
Accounts receivable	10
Other current assets	6
Property, plant and equipment	3
Goodwill	4,710
Intangible assets	1,820
Current liabilities	(9)
Deferred income taxes	(648)
Total net assets acquired	$6,125
The following table presents the amounts assigned to intangible assets (amounts in thousands except useful life data):

	Fair Value	Useful Life (years)
Developed technology	$1,820	10
The useful life of 10 years is based on IntelliData's history with the first major iteration of the underlying technology, including its reliability, performance, and ongoing maintenance requirements. In determining the value of the developed technology, the Company considered any remaining value of the first major iteration of the technology as well as the value of the substantial development work that had already gone into the second major iteration of the technology as of the acquisition date. The second major iteration of the technology is scheduled to be implemented in the second quarter of fiscal year 2017.
Note 9: Impairment Charges
During fiscal years 2016 and 2015 the Company incurred no impairment charges. During fiscal year 2014, the Company incurred impairment charges of $4.5 million. The impairment charges are recorded on the Consolidated Statements of Operations line item “Write down of long-lived assets” in fiscal year 2014.
In fiscal year 2014, Solid Capacitors incurred $3.9 million ($0.09 per basic and diluted share) in additional impairment charges related to the relocation of certain Solid Capacitor manufacturing operations from the Evora, Portugal facility to a manufacturing facility in Mexico due to a decrease in forecasted revenues related to the accelerated timing of the relocation to Mexico. In addition, during fiscal year 2014, Film and Electrolytic incurred impairment charges totaling $0.6 million ($0.01 per basic and diluted share) related to manufacturing equipment in Italy.
Note 10: Pension and Other Post-retirement Benefit Plans
The Company sponsors nine defined benefit pension plans: six in Europe, one in Singapore and two in Mexico. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans.
In fiscal year 2016, the Company recognized a curtailment gain of $0.7 million due to headcount reductions in Landsberg, Germany corresponding with the relocation of production to lower cost regions.
In addition, the Company maintains two frozen post-retirement benefit plans: health care and life insurance benefits for certain retired United States employees who reached retirement age while working for the Company. The health care plan is contributory, with participants' contributions adjusted annually. The life insurance plan is non-contributory.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

A summary of the changes in benefit obligations and plan assets is as follows (amounts in thousands):

	Pension		Other Benefits
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of the year	$49,342	$42,715	$846	$785
Service cost	1,507	1,286	—	—
Interest cost	1,347	1,819	19	29
Plan participants' contributions	—	—	464	474
Plan amendments	342	1,006	—	—
Actuarial (gain) loss	(4,922)	13,673	(146)	118
Foreign currency exchange rate change	221	(9,988)	—	—
Gross benefits paid	(1,425)	(1,111)	(560)	(560)
Curtailments and settlements	(696)	(58)	—	—
Benefit obligation at end of year	$45,716	$49,342	$623	$846
Change in Plan Assets
Fair value of plan assets at beginning of year	$10,483	$9,946	$—	$—
Actual return on plan assets	(46)	1,737	—	—
Foreign currency exchange rate changes	(242)	(1,353)	—	—
Employer contributions	1,528	1,303	96	86
Settlements	(30)	(39)	—	—
Plan participants' contributions	—	—	464	474
Gross benefits paid	(1,425)	(1,111)	(560)	(560)
Fair value of plan assets at end of year	$10,268	$10,483	$—	$—
Funded status at end of year
Fair value of plan assets	$10,268	$10,483	$—	$—
Benefit obligations	(45,716)	(49,342)	(623)	(846)
Amount recognized at end of year	$(35,448)	$(38,859)	$(623)	$(846)
The Company expects to contribute $1.7 million to the pension plans in fiscal year 2017, which includes direct contributions to be made for funded plans and benefit payments to be made for unfunded plans.
The Company does not prefund its post-retirement health care and life insurance benefit plans. As a result, the Company is responsible annually for the payment of benefits as incurred by the plans. The Company anticipates making payments of $83 thousand during fiscal year 2017.
Amounts recognized in the Consolidated Balance Sheets consist of the following (amounts in thousands):

	Pension		Other Benefits
	2016	2015	2016	2015
Current liability	$(833)	$(626)	$(82)	$(97)
Noncurrent liability	(34,615)	(38,233)	(541)	(749)
Amount recognized, end of year	$(35,448)	$(38,859)	$(623)	$(846)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

Amounts recognized in Accumulated other comprehensive income (loss) consist of the following (amounts in thousands):

	Pension		Other Benefits
	2016	2015	2016	2015
Net actuarial loss (gain)	$15,585	$21,408	$(1,114)	$(1,159)
Prior service cost	1,582	1,300	—	—
Accumulated other comprehensive (income) loss	$17,167	$22,708	$(1,114)	$(1,159)
Although not reflected in the table above, the tax effect on the balances was $2.0 million and $2.3 million as of March 31, 2016 and 2015, respectively.
Components of benefit costs (credit) consist of the following (amounts in thousands):

	Pension			Other Benefits
	2016	2015	2014	2016	2015	2014
Net service cost	$1,507	$1,286	$1,308	$—	$—	$—
Interest cost	1,347	1,819	1,734	19	29	23
Expected return on plan assets	(433)	(499)	(486)	—	—	—
Amortization:
Actuarial (gain) loss	704	277	318	(191)	(187)	(259)
Prior service cost	60	17	4	—	—	—
Net periodic benefit cost (credit)	$3,185	$2,900	$2,878	$(172)	$(158)	$(236)
The estimated amounts related to pensions that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2017 are actuarial losses of $460 thousand, and prior service costs of $85 thousand.
The asset allocation for the Company's defined benefit pension plans at March 31, 2016 and the target allocation for 2016, by asset category, are as follows:

Asset Category	Target Allocation (%)	Plan Assets at March 31, 2016 (%)
Insurance (1)	10	6
International equities	15	15
International bonds	60	63
Other	15	16
Total	100	100
_______________________________________________________________________________

(1)	Comprised of assets held by the defined benefit pension plan in Germany.
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
Other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Pension			Other Benefits
	2016	2015	2014	2016	2015	2014
Current year actuarial (gain) loss	$(5,125)	$12,397	$(190)	$(146)	$118	$95
Amortization of actuarial gain (loss)	(698)	(258)	(286)	191	187	259
Current year prior service cost	342	1,006	285	—	—	—
Amortization of prior service cost	(60)	(17)	(4)	—	—	—
Total recognized in other comprehensive income	$(5,541)	$13,128	$(195)	$45	$305	$354
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(2,356)	$16,028	$2,683	$(127)	$147	$118
Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2017	2018	2019	2020	2021	2021- 2025
Pension benefits	$1,627	$1,438	$1,654	$1,725	$1,699	$10,651
Other benefits	83	78	73	67	61	219
Total	$1,710	$1,516	$1,727	$1,792	$1,760	$10,870

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands except percentages):

	Pension		Other Benefits
	2016	2015	2016	2015
Projected benefit obligation:
Discount rate	3.2%	2.8%	2.8%	2.9%
Rate of compensation increase	3.4%	3.5%	—%	—%
Health care cost trend on covered charges	—	—	7.0% decreasing to ultimate trend of 5% in 2021	7.0% decreasing to ultimate trend of 5% in 2019
Net periodic benefit cost:
Discount rate	2.8%	4.6%	2.9%	3.4%
Rate of compensation increase	3.5%	3.4%	—%	—%
Expected return on plan assets	4.0%	4.9%	—%	—%
Health care cost trend on covered charges	—	—	7.0% decreasing to ultimate trend of 5% in 2019	7.0% decreasing to ultimate trend of 5% in 2018
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components			$—	$—
—On post-retirement benefits obligation			6	18
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components			—	—
—On post-retirement benefits obligation			(6)	(17)
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The following table sets forth by level, within the fair value hierarchy as described in Note 1, the pension plan's assets, required to be carried at fair value on a recurring basis as of March 31, 2016 and March 31, 2015 (amounts in thousands):

	Fair Value March 31, 2016	Fair Value Measurement Using			Fair Value March 31, 2015	Fair Value Measurement Using
		Level 1	Level 2 (1)	Level 3 (2)		Level 1	Level 2	Level 3
Cash and cash equivalents	$129	$129	$—	$—	$149	$149	$—	$—
Equity securities:
International equities	1,567	—	1,567	—	3,626	—	3,626	—
Fixed income securities:
International bonds	6,469	—	6,469	—	6,132	—	6,132	—
Insurance contracts	611	—	—	611	576	—	—	576
Diversified growth funds	1,492	—	1,492	—	—	—	—	—
	$10,268	$129	$9,528	$611	$10,483	$149	$9,758	$576
(1)     Level 2 plan assets consist of pooled investment funds which are unquoted and have no restriction on redemption. Fair value was determined using daily, weekly, or monthly trading activity which derives the unit price of the pooled fund.
(2)    Level 3 plan assets are invested in reinsurance contracts whose value is the sum of the actuarial reserve and the profit participation of each contract. The actuarial reserve is the sum of discounted cash flows associated with future benefits and premiums.
The table below sets forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the fiscal years ended March 31, 2015 and March 31, 2016 (amounts in thousands):

Balance at March 31, 2014	$706
Actual return on plan assets	39
Employer contributions	366
Settlements	—
Benefits paid	(375)
Foreign currency exchange rate change	(160)
Balance at March 31, 2015	$576
Actual return on plan assets	14
Employer contributions	189
Settlements	—
Benefits paid	(202)
Foreign currency exchange rate change	34
Balance at March 31, 2016	$611
The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Gains net of the Company matches related to the deferred compensation plan were $5 thousand in fiscal year 2016, $115 thousand in fiscal year 2015, and $189 thousand in fiscal year 2014. Total benefits accrued under this plan were $1.5 million and $1.5 million at March 31, 2016 and March 31, 2015, respectively.
In addition, the Company has a defined contribution retirement plan (the "Savings Plan") in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant's compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company matches contributions to the Savings Plan up to 6% of the employee's salary. The Company made matching contributions of $2.1 million, $2.2 million and $2.2 million in fiscal years 2016, 2015, and 2014, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation
The Company's stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
The major components of stock-based compensation expense are as follows (amounts in thousands):

	Fiscal Year Ended March 31, 2016			Fiscal Year Ended March 31, 2015			Fiscal Year Ended March 31, 2014
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$81	$617	$720	$233	$269	$1,075	$421	$62	$523
Selling, general and administrative expenses	78	1,352	1,732	306	787	1,547	413	580	712
Research and development	4	23	167	13	3	279	5	—	193
	$163	$1,992	$2,619	$552	$1,059	$2,901	$839	$642	$1,428
Employee Stock Options
As of March 31, 2016, the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”), approved by the Company’s stockholders in 2014, is the only plan the Company has to issue equity based awards to executives and key employees. Upon adoption of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
The 2011 Incentive Plan authorized the grant of up to 7.4 million shares of the Company's Common Stock, comprised of 6.6 million shares under the 2011 Incentive Plan and 0.8 million shares remaining from the Prior Plans and authorizes the Company to provide equity-based compensation in the form of:

•	stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code;

•	stock appreciation rights;

•	restricted stock and restricted stock units;

•	other share-based awards; and,

•	performance awards.
Options issued under these plans vest within one to three years and expire ten years from the grant date. For the stock options granted to the Company's Chief Executive Officer on January 27, 2010, 50% vested on June 30, 2014 and 50% vested on June 30, 2015.
If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units. The Company has no plans to purchase additional shares in conjunction with its employee stock option plans in the near future.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

Employee stock option activity for fiscal year 2016 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at March 31, 2015	1,451	$8.49
Granted	—	—
Exercised	—	—
Forfeited	(20)	5.45
Expired	(177)	14.96
Outstanding at March 31, 2016	1,254	7.63
Exercisable at March 31, 2016	1,170	$7.76
Remaining weighted average contractual life of options exercisable (years)		4.9
Remaining weighted average contractual life of options outstanding (years)		5.1

Amounts included in the following table are in thousands, except weighted average fair value and weighted average exercise price:

	Fiscal Years Ended March 31,
	2016	2015	2014
Weighted average grant-date fair value of non-vested shares	$2.72	$2.73	$3.13
Weighted average grant-date fair value of shares
Granted	—	—	2.71
Vested	2.73	3.50	4.55
Forfeited	2.81	3.25	5.47
Total estimated fair value of shares vested	548	1,000	1,100
Intrinsic value
Stock options exercised	—	—	200
Options outstanding	15
Options currently exercisable	15
Total unrecognized compensation cost, net of estimated forfeitures, non-vested options	46
Weighted-average period of recognition for unrecognized compensation cost (in years)	0.6
Weighted average exercise price of stock options expected to vest	5.89
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

The following table summarizes the weighted average assumptions used in the Black-Scholes valuation model to value stock option grants:

	Fiscal Years Ended March 31,
	2016	2015	2014
Assumptions:
Expected volatility (1)	N/A	N/A	59.8%
Risk-free interest rate (2)	N/A	N/A	1.0%
Expected option lives in years (3)	N/A	N/A	4.0
Dividend yield (4)	N/A	N/A	—
(1) Expected volatility is based on a historical volatility calculation of the Company's stock price.
(2) Risk-free rate is based on the U.S. Treasury yield with a maturity commensurate with the expected term.
(3) Expected term is based on the Company's historical option term which considers the weighted-average vesting, contractual term and vesting schedule.
(4) Dividend yield is based on a set dividend rate of 0.0% as the Company has not paid and does not anticipate paying dividends.
Stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. The Company's estimate of expected forfeitures is based on the Company's actual historical annual forfeiture rate of 2.7%. The estimated forfeiture rate, which is evaluated each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances. All option plans provide that options to purchase shares be supported by the Company's authorized but unissued common stock or treasury stock. All restricted stock and performance awards are also supported by the Company's authorized but unissued common stock or treasury stock. The prices of the options granted pursuant to these plans are not less than 100% of the value of the shares on the date of the grant.
Performance Vesting Stock Options
During fiscal year 2006, the Company issued 166,667 performance awards with a weighted-average exercise price of $24.15 to the Chief Executive Officer which entitle him to receive shares of common stock if and when the stock price achieves and maintains certain thresholds. These awards are open ended until they vest and have a ten-year life after vesting or expire on the third year following retirement, whichever comes first. Effective March 4, 2010, 83,333 of these awards were voluntarily relinquished and no concurrent grant, replacement award or other valuable consideration was provided.
Restricted Stock Units ("RSU's")
Restricted stock unit activity for fiscal year 2016 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2015	1,000	$4.57
Granted	748	2.72
Vested	(304)	4.98
Forfeited	(14)	5.31
Non-vested restricted stock at March 31, 2016	1,430	$3.51
The Company grants RSU's to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. In fiscal year 2016, RSU's granted to the Board of Directors vest in one year, RSU's granted to certain officers vest over 3 years and RSU's granted under the key manager stock program vest approximately 33% per year over three years. Once vested, RSU's are converted into restricted shares of common stock, except for RSU's granted to members of the Board of Directors, who can elect to defer settlement of the RSU's to a later date.  Restricted shares cannot be sold until 90 days after the Chief Executive Officer, executive, key manager, or member of the Board of Directors, as applicable, resigns from his or her position, or until the KEMET employee achieves the targeted ownership under the Company's stock ownership guidelines, and

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

only to the extent that such ownership exceeds the target. As of March 31, 2016 and 2015, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted were $3.0 million and $3.1 million, respectively. The expense is being recognized over the respective vesting periods.
Long-term Incentive Plans ("LTIP")
Historically the Board of Directors of the Company has approved annual Long Term Incentive Plans which cover a two year performance period. A portion of the LTIPs awarded restricted stock units which vest over the course of three years from the anniversary of the establishment of the plan and a portion of the award is based upon the achievement of an Adjusted EBITDA range for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted stock units, or a combination of both. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability (for the cash portion of the LTIP) is reflected in the line item "Accrued expenses" on the Consolidated Balance Sheets and any restricted stock commitment is reflected in the line item "Additional paid-in capital" on the Consolidated Balance Sheets. The performance portion of the 2014/2015 LTIP achieved the lower range which resulted in 80 thousand shares issued in fiscal year 2016 with the remaining 73 thousand shares to be issued in fiscal year 2017 (subject to the respective participant's continued employment with KEMET). The performance portion of the 2015/2016 LTIP achieved the lower range which will result in 207 thousand shares being issued in both fiscal years 2017 and 2018 (subject to the respective participant's continued employment with KEMET). Under the performance component of the 2016/2017 LTIP the Company could issue 426 thousand shares if the two-year Adjusted EBITDA measure is achieved as of March 31, 2017 (potentially more shares could be issued if financial results exceed the two-year Adjusted EBITDA target).
The following is the time-based vesting schedule of RSU under each respective LTIP, subject to the respective participant's continued employment with KEMET (shares in thousands):

	2016/2017 (1)	2015/2016	2014/2015	2013/2014
Time-based award vested fiscal year 2016	—	124	139	90
Potential time-based award vesting fiscal year 2017 (2)	187	111	130	—
Potential time-based award vesting fiscal year 2018 (2)	187	114	—	—
Potential time-based award vesting fiscal year 2019 (2)	193	—	—	—
(1)     Potential performance-based award assuming the target is achieved.
(2)    Subject to participants' continued employment with KEMET.
In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for fiscal years 2016, 2015 and 2014.
Note 12: Income Taxes
The components of Income (loss) from continuing operations before income taxes and equity loss from NEC TOKIN are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Domestic (U.S.)	$(38,581)	$(26,238)	$(89,529)
Foreign (Outside U.S.)	7,364	14,112	33,232
Total	$(31,217)	$(12,126)	$(56,297)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The provision (benefit) for Income tax expense is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State and local	95	(92)	35
Foreign	5,416	7,403	7,816
Total current income tax expense from continuing operations	5,511	7,311	7,851
Deferred:
Federal	(647)	270	(1,694)
State and local	172	39	406
Foreign	970	(2,393)	(5,081)
Deferred tax expense (benefit) from continuing operations	495	(2,084)	(6,369)
Provision for income taxes	$6,006	$5,227	$1,482
The Company realized a deferred tax expense (benefit) for fiscal years ended 2016, 2015 and 2014 of $1.4 million, $(2.1) million and $(2.7) million, respectively, in certain foreign jurisdictions based on changes in judgment about the realizability of deferred tax assets in future years.
Differences between the provision for income taxes on earnings from continuing operations and the amount computed using the U.S. Federal statutory income tax rate are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Amount computed using the statutory rate of 35%	(10,926)	(4,245)	(19,704)
Change in U.S. valuation allowance	4,099	(19,691)	21,788
Unremitted earnings of foreign subsidiaries	(231)	18,502	—
Effect of prior year adjustments (1)	(286)	5,766	(786)
Effect of business combination	(648)	—	—
Taxable foreign source income	2,415	4,660	3,392
Call option expiration	7,381	—	—
Other non-deductible expenses	126	217	149
State income taxes, net of federal taxes	267	(53)	441
Change in foreign operations tax exposure reserves	998	1,119	773
Change in foreign tax law	981	—	—
Change in foreign operations valuation allowance (2)	(200)	1,378	(2,733)
Other effect of foreign operations	2,030	(2,426)	(1,838)
Provision for income taxes	6,006	5,227	1,482

(1)	The effect of prior year adjustments is offset by a full valuation allowance resulting in no impact on the provision for income taxes.

(2)
The change in foreign operations valuation allowance excludes other comprehensive income and currency translation adjustments of $0.6 million, $(3.4) million, and $1.0 million for fiscal years ended 2016, 2015 and 2014, respectively which has no impact on the provision for income taxes.

The foreign jurisdictions having the greatest effect on the provision for income taxes are China and Mexico. The statutory tax rates for China and Mexico are 25% and 30%, respectively. The provision for income taxes for China and Mexico for fiscal years ended 2016, 2015 and 2014 is $3.2 million, $6.4 million, and $2.2 million, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$173,041	$162,691
Sales allowances and inventory reserves	16,918	21,696
Medical and employee benefits	11,234	15,982
Tax credits	9,840	10,025
Stock-based compensation	2,576	3,578
Other	2,988	3,411
Total deferred tax assets before valuation allowance	216,597	217,383
Less valuation allowance	(170,917)	(167,594)
Total deferred tax assets	45,680	49,789
Deferred tax liabilities:
Unremitted earnings of subsidiaries	(18,271)	(18,502)
Depreciation and differences in basis	(11,718)	(12,166)
Amortization of intangibles and debt discounts	(7,107)	(7,261)
NEC TOKIN put/call option	—	(1,860)
Non-amortized intangibles	(2,556)	(2,556)
Other	(451)	(54)
Total deferred tax liabilities	(40,103)	(42,399)
Net deferred tax assets	$5,577	$7,390
The following table presents the annual activities included in the deferred tax valuation allowance:

Valuation Allowance for Deferred Tax Assets
Balance at March 31, 2013	$169,270
Charge to costs and expenses	21,515
Deductions	(1,509)
Balance at March 31, 2014	189,276
Charge to costs and expenses	(19,900)
Deductions	(1,782)
Balance at March 31, 2015	167,594
Charge to costs and expenses	4,072
Deductions	(749)
Balance at March 31, 2016	$170,917
In fiscal year 2016, the valuation allowance increased $3.3 million primarily primarily due to the reversal of the deferred tax liability related to the NT Options offset by the increase in federal net operating loss carryforwards. In fiscal year 2015, the valuation allowance decreased $21.7 million primarily from the recognition of a deferred tax liability for unremitted earnings of the Company’s foreign subsidiaries and other adjustments relating to prior years, and from currency translation adjustments. In fiscal year 2014, the valuation allowance increased $20.0 million primarily as a result of the increase in federal net operating loss carryforwards offset by a decrease in net operating loss carryforwards in certain foreign jurisdictions. Deductions in fiscal years 2016, 2015 and 2014 resulted primarily from expiring net operating loss carryforwards and expiring tax credits in certain U.S. state and foreign jurisdictions.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Balance at March 31, 2015	$7,390
Deferred income taxes related to continuing operations	(495)
Deferred income taxes resulting from business combination	(648)
Deferred income taxes related to other comprehensive income	915
Foreign currency translation	(1,585)
Balance at March 31, 2016	$5,577
As of March 31, 2016 and 2015, the Company's gross deferred tax assets are reduced by a valuation allowance of $170.9 million and $167.6 million, respectively. A valuation allowance on U.S. deferred tax assets was determined to be necessary based on the existence of significant negative evidence such as a cumulative three-year loss of the U.S. consolidated group. The amount of future income required for the Company to realize its deferred tax assets is $29.0 million. The realization of $1.3 million of deferred tax assets in Italy is dependent on the sale of land and buildings in Italy.
In assessing the realizability of deferred tax assets in foreign jurisdictions, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2016. However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
As of March 31, 2016, the Company had U.S. federal net operating loss carryforwards of $417.9 million. These U.S. federal net operating losses were incurred from 2004 through 2016 and are available to offset future federal taxable income, if any, through 2036. The Company had state net operating losses of $497.7 million, of which $3.0 million will expire in one year if unused. These state net operating losses are available to offset future state taxable income, if any, through 2036. Foreign subsidiaries, primarily in Finland, Italy, Portugal and Sweden had net operating loss carryforwards totaling $59.6 million. The net operating losses in Portugal and Finland are available to offset future taxable income through 2027 and 2019, respectively. The net operating losses in Italy and Sweden are available indefinitely to offset future taxable income. For the U.S. federal and state jurisdictions there is a greater likelihood of not realizing the future tax benefits of these deferred tax assets, and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. For the foreign jurisdictions with net operating loss carryforwards, a valuation allowance has been recorded where the Company does not expect to fully realize the deferred tax assets in the future.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

At March 31, 2016, the U.S. consolidated group of companies had the following tax credit carryforwards available (amounts in thousands):

	Tax Credits ($)	Fiscal Year of Expiration
U.S. foreign tax credits	5,173	2017
U.S. research credits	1,425	2023
Texas franchise tax credits	3,242	2026
The Company conducts business in Macedonia through a subsidiary that qualifies for a tax holiday. The tax holiday will terminate on January 1, 2023. For calendar years 2014, 2015, and 2016, the statutory rate of 10% was reduced to zero. For the fiscal year ended March 31, 2016 the Company realized no income tax benefit from the tax holiday.
At March 31, 2016, the Company makes no assertion that unremitted earnings from subsidiaries outside the United States are indefinitely reinvested. This assertion changed during fiscal year 2015 based on an analysis of cash needs in the U.S. related to a planned acquisition and current debt funding. Due to the valuation allowance in the U.S., this assertion did not result in a cash tax impact. The Company has recognized a deferred tax liability relating to its investments in subsidiaries outside the United States.
At March 31, 2016, the Company had $7.1 million of unrecognized tax benefits. A reconciliation of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Beginning of fiscal year	$6,377	$5,691	$5,395
Additions for tax positions of the current year	763	1,115	639
Additions for tax positions of prior years	—	—	19
Reductions for tax positions of prior years	—	(56)	(28)
Lapse in statute of limitations	(10)	(203)	—
Settlements	(27)	(170)	(334)
End of fiscal year	$7,103	$6,377	$5,691
At March 31, 2016, $2.5 million of the $7.1 million of unrecognized income tax benefits would affect the Company's effective income tax rate, if recognized. It is reasonably possible that the total unrecognized tax benefit could decrease by $1.8 million in fiscal year 2017 if the advanced pricing arrangement for one of the Company’s foreign subsidiaries is agreed to by the foreign tax authority.
The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. The U.S. Internal Revenue Service concluded its examinations of the Company's U.S. federal tax returns for all tax years through 2003. Because of net operating losses, the Company's U.S. federal returns for 2003 and later years will remain subject to examination until the losses are utilized. The Company is subject to income tax examinations for the years 2008 and forward in Mexico and Portugal; and 2010 and forward in China and Italy. The Company records potential interest and penalty expenses related to unrecognized income tax benefits within its global operations in income tax expense. The Company had $0.4 million and $0.3 million of accrued interest and penalties respectively at March 31, 2016 and 2015, which is included as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposures to the volatility of foreign currencies impacting revenues and the costs of its products.
Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $37.7 million in peso contracts (notional value) outstanding at March 31, 2016.
Certain expenditures at the Company's Mexican facilities are paid in Japanese yen. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than six months, to buy Japanese yen for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were no yen contracts outstanding at March 31, 2016, as the yen hedge program has ended.
Certain sales are made in euros. In order to hedge a portion of these forecasted cash flows, management purchases foreign exchange contracts, with terms generally less than six months, to sell euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts are designated hedges at inception and monitored for effectiveness on a routine basis. There were no euro contracts outstanding at March 31, 2016, as the euro hedge program has ended.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.
The Company records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis, since they are subject to master netting agreements. However, if the Company were to offset and record the asset and liability balances of its forward foreign currency exchange contracts on a gross basis, the amounts presented in the Consolidated Balance Sheets would be adjusted from the current net presentation to the gross amounts as detailed in the following table. The balance sheet classifications and fair value of derivative instruments as of March 31, 2016 and 2015 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments
	March 31, 2016			March 31, 2015
Balance Sheet Presentation	As Presented (1)	Offset	Gross	As Presented (1)	Offset	Gross
Prepaid and other current assets	$—	$523	$523	$1,003	$—	$1,003
Accrued expenses	(367)	(523)	(890)	—	—	—
	$(367)	$—	$(367)	$1,003	$—	$1,003
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Derivatives (Continued)

The impact on the Consolidated Statement of Operations for the twelve month period ended March 31, 2016 is as follows (amounts in thousands):

Impact of Foreign Exchange Contracts on Condensed Consolidated Statement of Operations
Statement Caption	Twelve Month Period Ended March 31, 2016
Net Sales	$(789)
Operating costs and expenses:
Cost of sales	3,199
Total operating costs and expenses	3,199
Operating income (loss)	$(3,988)
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
Note 14: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands)

	March 31,
	2016	2015
Accounts receivable:
Trade	$116,146	$115,504
Allowance for doubtful accounts reserve	(1,002)	(925)
Ship-from-stock and debit reserve	(17,362)	(19,360)
Returns reserves	(3,324)	(3,190)
Rebates reserves	(872)	(780)
Price protection reserves	(418)	(270)
Other	—	(122)
Accounts receivable, net	$93,168	$90,857
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

The following table presents the annual activities included in the allowance for these commitments:

Balance at March 31, 2013	$18,518
Cost charged to expense	89,909
Actual adjustments applied	(83,911)
Other	144
Balance at March 31, 2014	24,660
Cost charged to expense	91,091
Actual adjustments applied	(90,909)
Other	(195)
Balance at March 31, 2015	24,647
Cost charged to expense	95,212
Actual adjustments applied	(96,932)
Other	51
Balance at March 31, 2016	$22,978

	March 31,
	2016	2015
Inventories:
Raw materials and supplies	$80,289	$83,372
Work in process	46,631	52,759
Finished goods	58,060	53,211
Inventory gross	184,980	189,342
Inventory reserves	(16,101)	(17,499)
Inventory, net	$168,879	$171,843

The following table presents the annual activities included in the inventory reserves:

Balance at March 31, 2013	$18,464
Costs charged to expense	11,846
Write-offs	(3,880)
Other	396
Balance at March 31, 2014	26,826
Costs charged to expense	9,291
Write-offs	(17,520)
Other	(1,098)
Balance at March 31, 2015	17,499
Costs charged to expense	5,696
Write-offs	(7,326)
Other	232
Balance at March 31, 2016	$16,101

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

	Useful life (years)	March 31,
		2016	2015
Property, plant and equipment:
Land and land improvements	20	$22,380	$22,017
Buildings	20 - 40	148,805	149,451
Machinery and equipment	10	793,250	798,112
Furniture and fixtures	4 - 10	69,442	60,903
Construction in progress		21,197	21,260
Other		2,103	2,184
Total property and equipment		1,057,177	1,053,927
Accumulated depreciation		(815,338)	(804,286)
Property, plant and equipment, net		$241,839	$249,641

	March 31,
	2016	2015
Accrued expenses:
Salaries, wages, and related employee costs	$20,708	$26,117
Interest	15,683	15,678
Restructuring	946	6,591
Vacation	7,892	6,286
Other	5,091	5,784
Total accrued expenses	$50,320	$60,456

	March 31,
	2016	2015
Other non-current obligations:
Pension plans	35,156	38,982
Employee separation liability	9,352	10,638
Deferred compensation	1,544	1,548
Long-term obligation on land purchase	—	1,594
Restructuring	30	648
NEC TOKIN option valuation	20,600	—
Long-term service contracts	2,343	—
Other	5,867	3,721
Total other non-current obligations	$74,892	$57,131

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Supplemental Balance Sheets and Statements of Operations Detail (amounts in thousands) (Continued)

	Fiscal Years Ended March 31,
	2016	2015	2014
Non-operating (income) expense, net:
Net foreign exchange (gains) losses	(3,036)	(4,249)	(304)
Gain on early extinguishment of debt	—	(1,003)	—
Offering memorandum fees	—	1,142	—
Other	688	28	734
Total non-operating (income) expense, net	$(2,348)	$(4,082)	$430

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
The following table presents the basic and diluted weighted-average number of shares of common stock (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2016	2015	2014
Numerator
Income (loss) from continuing operations	$(53,629)	$(19,522)	$(64,869)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $1,976, and $(98), respectively	—	5,379	(3,634)
Net income (loss)	$(53,629)	$(14,143)	$(68,503)
Denominator:
Weighted-average common shares outstanding:
Basic	46,004	45,381	45,102
Assumed conversion of employee stock options	—	—	—
Assumed conversion of Platinum Warrant	—	—	—
Weighted-average shares outstanding (diluted)	46,004	45,381	45,102
Net income (loss) per basic share:
Income (loss) from continuing operations	$(1.17)	$(0.43)	$(1.44)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$0.12	$(0.08)
Net income (loss)	$(1.17)	$(0.31)	$(1.52)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(1.17)	$(0.43)	$(1.44)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$0.12	$(0.08)
Net income (loss)	$(1.17)	$(0.31)	$(1.52)
Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Assumed conversion of employee stock options	3,329	1,783	1,761
Assumed conversion of Platinum Warrant	4,951	6,287	6,704

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 16: Commitments and Contingencies
The Company's leases are primarily for distribution facilities or sales offices that expire principally between 2016 and 2023. A number of leases require the Company to pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were $7.1 million, $7.6 million and $9.9 million in fiscal years 2016, 2015, and 2014, respectively.
Future minimum lease payments over the next five fiscal years and thereafter under non-cancellable operating leases at March 31, 2016, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2018	2019	2020	2021	Thereafter
Minimum lease payments	3,653	2,922	1,909	628	496	1,201
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
Note 17: Quarterly Results of Operations (Unaudited)
The following table sets forth certain quarterly information for fiscal years 2016 and 2015. This information, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein (amounts in thousands except per share data):

	Fiscal Year 2016 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$187,590	$186,123	$177,184	$183,926
Operating income (loss) (1)	1,243	13,987	8,493	8,603
Income (loss) from continuing operations	(37,050)	7,194	(8,600)	(15,173)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	(37,050)	7,194	(8,600)	(15,173)
Net income (loss) per basic share:
Loss from continuing operations	$(0.81)	$0.16	$(0.19)	$(0.33)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.81)	$0.16	$(0.19)	$(0.33)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.81)	$0.14	$(0.19)	$(0.33)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.81)	$0.14	$(0.19)	$(0.33)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Quarterly Results of Operations (Unaudited) (Continued)

	Fiscal Year 2015 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$212,881	$215,293	$201,310	$193,708
Operating income (loss) (1)	(606)	12,770	9,302	912
Income (loss) from continuing operations	(10,483)	7,730	3,078	(19,847)
Income (loss) from discontinued operations	6,943	(1,400)	(164)	—
Net income (loss)	(3,540)	6,330	2,914	(19,847)
Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.23)	$0.17	$0.07	$(0.44)
Income (loss) from discontinued operations	$0.15	$(0.03)	$—	$—
Net income (loss)	$(0.08)	$0.14	$0.07	$(0.44)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.23)	$0.15	$0.06	$(0.44)
Income (loss) from discontinued operations	$0.15	$(0.03)	$—	$—
Net income (loss)	$(0.08)	$0.12	$0.06	$(0.44)
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

Note 18: Condensed Consolidating Financial Statements
As discussed in Note 2, "Debt", the Company's 10.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's 100% owned domestic subsidiaries ("Guarantor Subsidiaries") and secured by a first priority lien on 51% of the capital stock of certain of the Company's foreign restricted subsidiaries ("Non-Guarantor Subsidiaries"). The Company's Guarantor Subsidiaries are not consistent with the Company's business groups or geographic operations; accordingly, this basis of presentation is not intended to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the Guarantor Subsidiaries of the Company's public debt to be exempt from reporting under the Securities Exchange Act of 1934, as amended.
Condensed consolidating financial statements for the Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$36,209	$28,155	$—	$65,004
Accounts receivable, net	—	41,025	52,143	—	93,168
Intercompany receivable	30,210	132,523	170,224	(332,957)	—
Inventories, net	—	113,289	55,590	—	168,879
Prepaid expenses and other	3,325	12,161	12,974	(2,964)	25,496
Total current assets	34,175	335,207	319,086	(335,921)	352,547
Property and equipment, net	255	93,936	147,648	—	241,839
Investments in NEC TOKIN	—	20,334	—	—	20,334
Investments in subsidiaries	382,108	429,723	93,359	(905,190)	—
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	27,252	6,049	—	33,301
Deferred income taxes	—	800	7,597	—	8,397
Other assets	2,764	2,452	616	—	5,832
Long-term intercompany receivable	67,500	41,428	1,088	(110,016)	—
Total assets	$486,802	$991,426	$575,443	$(1,351,127)	$702,544
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$—	$—	$—	$2,000
Accounts payable, trade	20	34,618	36,343	—	70,981
Intercompany payable	280	275,498	57,179	(332,957)	—
Accrued expenses	17,305	11,807	21,208	—	50,320
Income taxes payable	—	2,983	434	(2,964)	453
Total current liabilities	19,605	324,906	115,164	(335,921)	123,754
Long-term debt, less current portion	354,716	19,881	14,000	—	388,597
Other non-current obligations	—	25,797	49,095	—	74,892
Deferred income taxes	—	2,242	578	—	2,820
Long-term intercompany payable	—	67,500	42,516	(110,016)	—
Stockholders' equity	112,481	551,100	354,090	(905,190)	112,481
Total liabilities and stockholders' equity	$486,802	$991,426	$575,443	$(1,351,127)	$702,544

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$33,094	$22,628	$—	$56,362
Accounts receivable, net	—	35,535	55,322	—	90,857
Intercompany receivable	321,233	403,557	195,518	(920,308)	—
Inventories, net	—	119,221	52,622	—	171,843
Prepaid expenses and other	3,191	21,134	20,164	(2,986)	41,503
Total current assets	325,064	612,541	346,254	(923,294)	360,565
Property and equipment, net	293	100,844	148,504	—	249,641
Investment in NEC TOKIN	—	45,016	—	—	45,016
Investment in subsidiaries	401,062	423,737	93,359	(918,158)	—
Goodwill	—	35,584	—	—	35,584
Intangible assets, net	—	26,998	6,284	—	33,282
Restricted cash	—	—	—	—	—
Deferred income taxes	—	971	8,803	—	9,774
Other assets	4,088	7,824	919	—	12,831
Long-term intercompany receivable	63,788	39,151	1,088	(104,027)	—
Total assets	$794,295	$1,292,666	$605,211	$(1,945,479)	$746,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$500	$462	$—	$962
Accounts payable, trade	47	36,565	33,173	—	69,785
Intercompany payable	254,852	578,318	87,138	(920,308)	—
Accrued expenses	17,253	16,644	26,559	—	60,456
Income taxes payable	—	2,928	942	(2,986)	884
Total current liabilities	272,152	634,955	148,274	(923,294)	132,087
Long-term debt, less current portion	357,461	20,948	12,000	—	390,409
Other non-current obligations	—	2,987	54,144	—	57,131
Deferred income taxes	—	2,241	143	—	2,384
Long-term intercompany payable	—	63,789	40,238	(104,027)	—
Stockholders' equity	164,682	567,746	350,412	(918,158)	164,682
Total liabilities and stockholders' equity	$794,295	$1,292,666	$605,211	$(1,945,479)	$746,693

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$866,163	$703,690	$(835,030)	$734,823
Operating costs and expenses:
Cost of sales	1,194	708,143	642,362	(780,156)	571,543
Selling, general and administrative expenses	38,071	74,521	43,728	(54,874)	101,446
Research and development	79	17,313	7,563	—	24,955
Restructuring charges	—	2,564	1,614	—	4,178
Net (gain) loss on sales and disposals of assets	(7)	(484)	866	—	375
Total operating costs and expenses	39,337	802,057	696,133	(835,030)	702,497
Operating income (loss)	(39,337)	64,106	7,557	—	32,326
Other (income) expense:
Interest income	—	—	(14)	—	(14)
Interest expense	37,856	1,189	560	—	39,605
Change in value of NEC TOKIN options	—	26,300	—	—	26,300
Non-operating (income) expense, net	(36,183)	34,188	(353)	—	(2,348)
Equity in earnings of subsidiaries	12,619	—	—	(12,619)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(53,629)	2,429	7,364	12,619	(31,217)
Income tax expense (benefit)	—	(269)	6,275	—	6,006
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(53,629)	2,698	1,089	12,619	(37,223)
Equity income (loss) from NEC TOKIN	—	(16,406)	—	—	(16,406)
Income (loss) from continuing operations	(53,629)	(13,708)	1,089	12,619	(53,629)
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$(53,629)	$(13,708)	$1,089	$12,619	$(53,629)
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2016

Other comprehensive income (loss)	$(49,918)	$(24,832)	$5,873	$12,619	$(56,258)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$195	$978,705	$773,504	$(929,212)	$823,192
Operating costs and expenses:
Cost of sales	2,468	823,429	707,493	(869,707)	663,683
Selling, general and administrative expenses	41,783	70,074	46,181	(59,505)	98,533
Research and development	436	17,588	7,778	—	25,802
Restructuring charges	—	3,310	9,707	—	13,017
Net (gain) loss on sales and disposals of assets	(10)	181	(392)	—	(221)
Total operating costs and expenses	44,677	914,582	770,767	(929,212)	800,814
Operating income (loss)	(44,482)	64,123	2,737	—	22,378
Other (income) expense:
Interest income	—	—	(15)	—	(15)
Interest expense	38,632	998	1,071	—	40,701
Change in value of NEC TOKIN options	—	(2,100)	—	—	(2,100)
Non-operating (income) expense, net	(40,903)	49,069	(12,248)	—	(4,082)
Equity in earnings of subsidiaries	(27,998)	—	—	27,998	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(14,213)	16,156	13,929	(27,998)	(12,126)
Income tax expense (benefit)	(70)	576	4,721	—	5,227
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(14,143)	15,580	9,208	(27,998)	(17,353)
Equity income (loss) from NEC TOKIN	—	(2,169)	—	—	(2,169)
Income (loss) from continuing operations	(14,143)	13,411	9,208	(27,998)	(19,522)
Income (loss) from discontinued operations	—	102	5,277	—	5,379
Net income (loss)	$(14,143)	$13,513	$14,485	$(27,998)	$(14,143)
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2015

Comprehensive income (loss)	$(32,103)	$19,650	$(20,672)	$(27,998)	$(61,123)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$218	$966,369	$817,945	$(950,866)	$833,666
Operating costs and expenses:
Cost of sales	1,336	878,308	729,105	(895,824)	712,925
Selling, general and administrative expenses	41,359	61,896	47,643	(55,042)	95,856
Research and development	229	16,849	7,388	—	24,466
Restructuring charges	—	2,858	11,264	—	14,122
Write down of long-lived assets	—	1,118	3,358	—	4,476
Net (gain) loss on sales and disposals of assets	—	(625)	657	—	32
Net (gain) loss on intercompany asset transfer	—	14,564	(14,564)	—	—
Total operating costs and expenses	42,924	974,968	784,851	(950,866)	851,877
Operating income (loss)	(42,706)	(8,599)	33,094	—	(18,211)
Other (income) expense:
Interest income	(12)	(4)	(179)	—	(195)
Interest expense	40,069	1,130	(237)	—	40,962
Change in value of NEC TOKIN options	—	(3,111)	—	—	(3,111)
Other (income) expense, net	(40,642)	39,852	1,220	—	430
Equity in earnings of subsidiaries	26,332	—	—	(26,332)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(68,453)	(46,466)	32,290	26,332	(56,297)
Income tax expense (benefit)	—	(1,302)	2,784	—	1,482
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(68,453)	(45,164)	29,506	26,332	(57,779)
Equity income (loss) from NEC TOKIN	—	(7,090)	—	—	(7,090)
Income (loss) from continuing operations	(68,453)	(52,254)	29,506	26,332	(64,869)
Income (loss) from discontinued operations	(50)	(1,195)	(2,389)	—	(3,634)
Net income (loss)	$(68,503)	$(53,449)	$27,117	$26,332	$(68,503)
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2014

Comprehensive income (loss)	$(62,676)	$(57,309)	$35,640	$26,332	$(58,013)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$3,722	$15,107	$13,536	$—	$32,365
Investing activities:
Capital expenditures	—	(9,550)	(10,919)	—	(20,469)
Change in restricted cash	—	1,802	—	—	1,802
Proceeds from sale of assets	—	248	723	—	971
Acquisitions, net of cash received	—	(2,892)	—	—	(2,892)
Net cash provided by (used in) investing activities	—	(10,392)	(10,196)	—	(20,588)
Financing activities:
Proceeds from revolving line of credit	—	8,000	2,000	—	10,000
Payments of revolving line of credit	—	(9,600)	—	—	(9,600)
Deferred acquisition payments	(3,000)	—	—	—	(3,000)
Payments of long-term debt	—	—	(481)	—	(481)
Proceeds from exercise of stock options	—	—	—	—	—
Purchase of treasury stock	(722)	—	—	—	(722)
Net cash provided by (used in) financing activities	(3,722)	(1,600)	1,519	—	(3,803)
Net increase (decrease) in cash and cash equivalents	—	3,115	4,859	—	7,974
Effect of foreign currency fluctuations on cash	—	—	668	—	668
Cash and cash equivalents at beginning of fiscal year	640	33,094	22,628	—	56,362
Cash and cash equivalents at end of fiscal year	$640	$36,209	$28,155	$—	$65,004

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$39,575	$(4,085)	$(11,088)	$—	$24,402
Investing activities:
Capital expenditures	—	(12,930)	(9,302)	—	(22,232)
Change in restricted cash	—	11,509	—	—	11,509
Proceeds from sale of assets	—	2,403	2,385	—	4,788
Proceeds from sale of discontinued operations	—	—	9,564	—	9,564
Net cash provided by (used in) investing activities	—	982	2,647	—	3,629
Financing activities:
Proceeds from revolving line of credit	—	37,340	5,000	—	42,340
Payments on revolving line of credit	—	(22,342)	(5,000)	—	(27,342)
Deferred acquisition payments	(18,527)	(1,000)	—	—	(19,527)
Payments of long-term debt	(20,417)	—	(1,316)	—	(21,733)
Proceeds from exercise of stock options	24	—	—	—	24
Purchase of treasury stock	(630)	—	—	—	(630)
Net cash provided by (used in) financing activities	(39,550)	13,998	(1,316)	—	(26,868)
Net increase (decrease) in cash and cash equivalents	25	10,895	(9,757)	—	1,163
Effect of foreign currency fluctuations on cash	(1)	(1)	(2,728)	—	(2,730)
Cash and cash equivalents at beginning of fiscal year	616	22,200	35,113	—	57,929
Cash and cash equivalents at end of fiscal year	$640	$33,094	$22,628	$—	$56,362

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

KEMET CORPORATION (Registrant)

Date: May 24, 2016	/s/ WILLIAM M. LOWE, JR.
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

Date: May 24, 2016	/s/ PER-OLOF LÖÖF
Per-Olof Lööf Chief Executive Officer and Director (Principal Executive Officer)

Date: May 24, 2016	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr. Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 24, 2016
Frank G. Brandenberg Chairman and Director

Date: May 24, 2016	/s/ DR. WILFRIED BACKES
Dr. Wilfried Backes Director

Date: May 24, 2016	/s/ GURMINDER S. BEDI
Gurminder S. Bedi Director

Date: May 24, 2016	/s/ JOSEPH V. BORRUSO
Joseph V. Borruso Director

Date: May 24, 2016	/s/ JACOB KOZUBEI
Jacob Kozubei Director

Date: May 24, 2016	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II Director

Date: May 24, 2016	/s/ ROBERT G. PAUL
Robert G. Paul Director