Form 10-Q
period 2016-06-30
KEMET CORP
filed 2016-08-03
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 29, 2016 was 46,237,429.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended June 30, 2016

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$52,938	$65,004
Accounts receivable, net	89,085	93,168
Inventories, net	167,916	168,879
Prepaid expenses and other	30,925	25,496
Total current assets	340,864	352,547
Property, plant and equipment, net of accumulated depreciation of $816,331 and $815,338 as of June 30, 2016 and March 31, 2016, respectively	231,688	241,839
Goodwill	40,294	40,294
Intangible assets, net	32,613	33,301
Investment in NEC TOKIN	15,172	20,334
Deferred income taxes	7,605	8,397
Other assets	2,744	3,068
Total assets	$670,980	$699,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,000
Accounts payable	66,825	70,981
Accrued expenses	41,898	50,320
Income taxes payable	216	453
Total current liabilities	108,939	123,754
Long-term debt, less current portion	385,968	385,833
Other non-current obligations	84,694	74,892
Deferred income taxes	2,984	2,820
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at June 30, 2016 and March 31, 2016	465	465
Additional paid-in capital	444,772	452,821
Retained deficit	(311,845)	(299,510)
Accumulated other comprehensive income	(43,939)	(31,425)
Treasury stock, at cost (271 and 611 shares at June 30, 2016 and March 31, 2016, respectively)	(1,058)	(9,870)
Total stockholders’ equity	88,395	112,481
Total liabilities and stockholders’ equity	$670,980	$699,780

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,
	2016	2015
Net sales	$184,935	$187,590
Operating costs and expenses:
Cost of sales	142,412	147,877
Selling, general and administrative expenses	25,914	30,430
Research and development	6,932	6,274
Restructuring charges	688	1,824
Net (gain) loss on sales and disposals of assets	91	(58)
Total operating costs and expenses	176,037	186,347
Operating income (loss)	8,898	1,243
Non-operating (income) expense:
Interest income	(3)	(3)
Interest expense	9,923	10,013
Change in value of NEC TOKIN option	12,000	29,200
Other (income) expense, net	(2,394)	916
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(10,628)	(38,883)
Income tax expense (benefit)	1,800	(248)
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(12,428)	(38,635)
Equity income (loss) from NEC TOKIN	223	1,585
Net income (loss)	$(12,205)	$(37,050)

Net income (loss) per basic and diluted share	$(0.26)	$(0.81)

Weighted-average shares outstanding:
Basic	46,349	45,552
Diluted	46,349	45,552

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2016	2015
Net income (loss)	$(12,205)	$(37,050)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(6,386)	5,865
Defined benefit pension plans, net of tax impact	163	167
Post-retirement plan adjustments	(42)	(40)
Equity interest in NEC TOKIN's other comprehensive income (loss)	(5,384)	(932)
Foreign exchange contracts	(865)	(2,947)
Other comprehensive income (loss)	(12,514)	2,113
Total comprehensive income (loss)	$(24,719)	$(34,937)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2016	2015
Net income (loss)	$(12,205)	$(37,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,436	9,917
Equity (income) loss from NEC TOKIN	(223)	(1,585)
Non-cash debt and financing costs	190	220
Stock-based compensation expense	1,228	1,279
Change in value of NEC TOKIN option	12,000	29,200
Net (gain) loss on sales and disposals of assets	91	(58)
Pension and other post-retirement benefits	709	127
Change in deferred income taxes	1,294	(934)
Change in operating assets	(2,357)	(20,201)
Change in operating liabilities	(13,088)	(2,673)
Other	(111)	234
Net cash provided by (used in) operating activities	(3,036)	(21,524)
Investing activities:
Capital expenditures	(6,167)	(5,773)
Acquisitions, net of cash received	—	(2,892)
Net cash provided by (used in) investing activities	(6,167)	(8,665)
Financing activities:
Proceeds from revolving line of credit	—	8,000
Payments on revolving line of credit	—	(2,500)
Payments on long-term debt	(1,870)	(481)
Purchase of treasury stock	(595)	(544)
Net cash provided by (used in) financing activities	(2,465)	4,475
Net increase (decrease) in cash and cash equivalents	(11,668)	(25,714)
Effect of foreign currency fluctuations on cash	(398)	411
Cash and cash equivalents at beginning of fiscal period	65,004	56,362
Cash and cash equivalents at end of fiscal period	$52,938	$31,059

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statement Presentation

The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2016 (the “Company’s 2016 Annual Report”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

The Company’s significant accounting policies are presented in the Company’s 2016 Annual Report.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted/issued

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation. This guidance changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is permitted, and KEMET adopted ASU No. 2016-09 as of April 1, 2016. The Company elected to discontinue estimating forfeitures that are expected to occur and recorded a cumulative effect adjustment to retained earnings for $130,000 as of April 1, 2016. There was no cumulative adjustment related to the excess tax benefits as the Company did not have an additional paid in capital pool of excess tax benefits. The adoption did not have a significant impact to the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early application is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The ASU requires an entity that uses first-in, first-out or average cost to measure its inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was effective for interim and annual reporting periods beginning April 1, 2016. The adoption of ASU 2015-11 did not materially impact the Company's operating results and financial position.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs associated with line-of-credit arrangements that were not specifically addressed in ASU 2015-03. ASU 2015-15 states that entities may elect to continue to treat debt issuance costs associated with lines of credit as an asset, consistent with current treatment. The Company adopted these ASUs in the first quarter of 2017. The ASUs did not impact the Company's results of operations or liquidity. The balance sheet as of March 31, 2016 has been adjusted to reflect retrospective application of the new accounting guidance as follows (amounts in thousands):

	As Previously Reported	Retrospective Adjustment	As Adjusted
Other assets	$5,832	$(2,764)	$3,068
Total assets	702,544	(2,764)	699,780
Long-term debt, less current portion	388,597	(2,764)	385,833
Total liabilities and stockholders' equity	702,544	(2,764)	699,780

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance requires either a retrospective or a modified retrospective approach at adoption. Early adoption is permitted, but not before Company's fiscal year that begins on April 1, 2017 (the original effective date of the ASU). Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

•
ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017 (ASU No. 2015-14 is effective for the Company's fiscal year that begins on April 1, 2018 and interim periods within that fiscal year).

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net).

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements.

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

The Company is currently in the process of assessing the impact the adoption of the new revenue standards will have on its consolidated financial statements and related disclosures, as well as the available transition methods.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and March 31, 2016 are as follows (amounts in thousands):

	Carrying Value June 30,	Fair Value June 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2016	2016	Level 1	Level 2 (2)	Level 3	2016	2016	Level 1	Level 2 (2)	Level 3
Assets (Liabilities):
Money markets (1)	$739	$739	$739	$—	$—	$738	$738	$738	$—	$—
Total debt	(385,968)	(366,533)	(337,115)	(29,418)	—	(387,833)	(284,261)	(254,713)	(29,548)	—
NEC TOKIN option, net (3)	(32,600)	(32,600)	—	—	(32,600)	(20,600)	(20,600)	—	—	(20,600)
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)
See Note 5, Investment in NEC TOKIN, for a description of the NEC TOKIN option.  The value of the option depends on the enterprise value of NEC TOKIN Corporation and its forecasted EBITDA over the duration of the option. The option has been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2016	$(20,600)
Change in value of NEC TOKIN option	(12,000)
June 30, 2016	$(32,600)

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2016	March 31, 2016
Raw materials and supplies	$78,936	$80,289
Work in process	48,478	46,631
Finished goods	55,697	58,060
	183,111	184,980
Inventory reserves	(15,195)	(16,101)
	$167,916	$168,879

Warrant

As of June 30, 2016 and March 31, 2016, 8.4 million shares were subject to the warrant (which expires June 30, 2019) held by K Equity, LLC.

Revenue Recognition

The Company ships products to customers based upon firm orders and revenue is recognized when the sales process is complete. This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured. Based on product availability, customer requirements and customer consent, the Company may ship products earlier than the initial planned ship date. Shipping and handling costs are included in cost of sales.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters ended June 30, 2016 and 2015. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	June 30, 2016	March 31, 2016
10.5% Senior Notes, net (1)	$352,087	$353,952
Revolving line of credit	33,881	33,881
Total debt	385,968	387,833
Current maturities	—	(2,000)
Total long-term debt	$385,968	$385,833

(1) As noted in Note 1, "Basis of Financial Statements Presentation", ASU No. 2015-03, Interest - Imputation of Interest, was adopted as of April 1, 2016. As such, debt issuance cost, if any, is included within the respective debt balance. Amounts shown are net of premium and debt issuance costs of $0.9 million and $1.0 million as of June 30, 2016 and March 31, 2016, respectively which reduce the 10.5% Senior Notes balance.

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2016 and 2015, consists of the following (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Contractual interest expense	$9,710	$9,746
Capitalized interest	(52)	—
Amortization of debt issuance costs	348	348
Amortization of debt (premium) discount	(199)	(181)
Imputed interest on acquisition-related obligations	41	53
Interest expense on capital lease	75	47
Total interest expense	$9,923	$10,013

Revolving Line of Credit

On May 2, 2016, the Loan and Security Agreement dated September 30, 2010, as amended, by and among KEMET Electronics Corporation ("KEC"), KEMET Electronics Marketing (S) Pte. Ltd., KEMET Foil Manufacturing, LLC (“KEMET Foil”), KEMET Blue Powder Corporation (“KEMET Blue Powder”), The Forest Electric Company and the financial institutions party thereto (the “Loan and Security Agreement”), was amended and, as a result, the revolving credit facility has increased to $65.0 million. The Company had the following activity for the three-month period ended June 30, 2016 and resulting balances under the revolving line of credit (amounts in thousands, excluding percentages):

	March 31, 2016	Three-Month Period Ended June 30, 2016		June 30, 2016
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$19,881	$—	$—	$19,881	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (3)	12,000	—	—	12,000	3.250%	August 22, 2016
Singapore Borrowing 2 (3)	2,000	—	—	2,000	3.250%	October 11, 2016
Total Facilities	$33,881	$—	$—	$33,881

______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.50%, as defined in the Loan and Security Agreement.
(2) For Singapore borrowings, London Interbank Offer Rate ("LIBOR"), plus a spread of 2.50% as of June 30, 2016.

(3) The Company has the intent and ability to extend the due date on the Singapore borrowings.

As of June 30, 2016, these were the only borrowings under the revolving line of credit, and the Company's available borrowing capacity under the Loan and Security Agreement was $31.1 million. The borrowing capacity has increased primarily due to a $5.0 million increase in the credit facility noted above.

10.5% Senior Notes

On May 10, 2016, the Company repurchased and retired $2.0 million of its 10.5% Senior Notes due May 1, 2018 (the "10.5% Senior Notes"). As of June 30, 2016 and March 31, 2016, the Company had outstanding $353.0 million and $355.0 million, respectively in aggregate principal amount of the Company’s 10.5% Senior Notes.  The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $6.2 million and $15.5 million as of June 30, 2016 and March 31, 2016, respectively.

Note 3. Restructuring Charges

KEMET's various restructuring plans to make the Company more competitive by reducing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company are nearing completion.

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended June 30, 2016 and 2015, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Personnel reduction costs	$647	$1,544
Manufacturing and sales office relocation costs	$41	$280
Restructuring charges	$688	$1,824

Quarter Ended June 30, 2016

The Company incurred $0.7 million in restructuring charges in the quarter ended June 30, 2016 comprised of $0.6 million in personnel reduction costs and $41 thousand in manufacturing relocation costs.

The personnel reduction costs of $0.6 million consist of $0.3 million for overhead reductions in Sweden, $0.2 million related to manufacturing headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines to lower cost regions, and $0.1 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico.

The manufacturing relocation costs of $41 thousand consists of transfers of Film and Electrolytic production lines to lower cost regions.

Quarter Ended June 30, 2015

The Company incurred $1.8 million in restructuring charges in the quarter ended June 30, 2015 comprised of $1.5 million of personnel reduction costs and $0.3 million in manufacturing relocation costs.

The personnel reduction costs of $1.5 million consist of the following: $0.6 million related a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.5 million for planned headcount reductions in Europe (primarily Landsberg, Germany), $0.2 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.2 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe.

The Company also incurred $0.3 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters ended June 30, 2016 and 2015 are as follows (amounts in thousands):

	Quarter Ended June 30, 2016		Quarter Ended June 30, 2015
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$976	$—	$7,239	$—
Costs charged to expense	647	41	1,544	280
Costs paid or settled	(523)	(41)	(2,439)	(280)
Change in foreign exchange	(21)	—	212	—
End of period	$1,079	$—	$6,556	$—

Note 4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) ("AOCI") for the quarters ended June 30, 2016 and 2015 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(10,272)	$1,114	$(15,161)	$(6,739)	$(367)	$(31,425)
Other comprehensive income (loss) before reclassifications	(6,386)	—	—	(5,384)	(2,618)	(14,388)
Amounts reclassified out of AOCI	—	(42)	163	—	1,753	1,874
Other comprehensive income (loss)	(6,386)	(42)	163	(5,384)	(865)	(12,514)
Balance at June 30, 2016	$(16,658)	$1,072	$(14,998)	$(12,123)	$(1,232)	$(43,939)

	Foreign Currency Translation	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(12,132)	$1,159	$(20,363)	$1,537	$1,003	$(28,796)
Other comprehensive income (loss) before reclassifications	5,865	—	—	(932)	(3,512)	1,421
Amounts reclassified out of AOCI	—	(40)	167	—	565	692
Other comprehensive income (loss)	5,865	(40)	167	(932)	(2,947)	2,113
Balance at June 30, 2015	(6,267)	$1,119	$(20,196)	$605	$(1,944)	$(26,683)

(1)
Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter ended June 30, 2016.

(2)	Ending balance is net of tax of $2.0 million and $2.3 million as of June 30, 2016 and June 30, 2015, respectively.

Note 5. Investment in NEC TOKIN

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

The Company has marked the option to fair value and in the quarter ended June 30, 2016 recognized a $12.0 million loss, which was included on the line item “Change in value of the NEC TOKIN option” in the Condensed Consolidated Statement of Operations. The line item "Other non-current obligations" on the Condensed Consolidated Balance Sheets includes $32.6 million and $20.6 million as of June 30, 2016 and March 31, 2016, respectively, related to the respective fair value of the Put Option.

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

Summarized financial information for NEC TOKIN follows (amounts in thousands):

	June 30, 2016	March 31, 2016
Current assets	$247,713	$240,427
Non-current assets	263,824	260,614
Current liabilities	178,451	179,360
Non-current liabilities	364,926	335,500

	Quarters Ended June 30,
	2016	2015
Sales	$120,510	$114,734
Gross profit	26,546	24,668
Net income (loss)	2,350	5,255

A reconciliation between NEC TOKIN's net income (loss) and KEC's equity investment income (loss) follows (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
NEC TOKIN net income (loss)	$2,350	$5,255
KEC's economic interest %	34%	34%
Equity income (loss) from NEC TOKIN before adjustments	799	1,787

Adjustments:
Amortization and depreciation	(544)	(136)
Inventory profit elimination	(32)	(66)
Equity income (loss) from NEC TOKIN	$223	$1,585

A reconciliation between NEC TOKIN's net assets and KEC's investment in NEC TOKIN balance follows (amounts in thousands):

	June 30, 2016	March 31, 2016
Investment in NEC TOKIN	$15,172	$20,334
Purchase price accounting basis adjustments:
Property, plant and equipment (1)	3,598	3,365
Technology (1)	(10,676)	(10,134)
Long-term debt (1)	(1,910)	(1,975)
Goodwill	(8,262)	(7,555)
Indemnity asset for legal investigation	(8,500)	(8,500)
Inventory profit elimination (2)	403	371
Other	(651)	(604)
KEC's 34% economic interest in NEC TOKIN's net assets	$(10,826)	$(4,698)
(1) Amortized over the estimated lives.
(2) Adjusted each period for any activity.

As of June 30, 2016, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment, any accounts receivable balance due from NEC TOKIN and obligations in the Put Option.

Summarized transactions between KEC and NEC TOKIN are as follows (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
KEC's sales to NEC TOKIN	$3,147	$4,855
NEC TOKIN's sales to KEMET	1,872	1,478

	June 30, 2016	March 31, 2016
Accounts receivable	$2,072	$5,220
Accounts payable	1,250	1,019
Management service agreement receivable (1)	693	748
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

On September 2, 2015, the United States Department of Justice announced a plea agreement with NEC TOKIN in which NEC TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over five years in six installments of $2.3 million each, plus accrued interest. The first payment was made in February 2016 and the next payment is due in February 2017.

On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that NEC TOKIN would be fined 1,218.2 million New Taiwan dollars ("NTD") (approximately U.S. $37.7 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has indicated the fine may be reduced to NTD609.1 million (approximately U.S. $18.9 million). In February, 2016, NEC TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine.

On March 29, 2016, the Japan Fair Trade Commission published an order by which NEC TOKIN was fined ¥127.2 million (approximately U.S. $1.2 million) for violation of the Japanese Antimonopoly Act. Payment of the fine is due by October 31, 2016.

The remaining governmental investigations are continuing at various stages.

On May 2, 2016, NEC TOKIN reached a preliminary settlement in two antitrust suits pending in the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Class Action Suits”). Pursuant to the terms of the settlement, in consideration of the release of NEC TOKIN and its subsidiaries (including NEC TOKIN America, Inc.) from claims asserted in the Class Action Suits, NEC TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. The preliminary settlement was followed by definitive settlement agreements as of July 15, 2016, with the same terms as the preliminary settlement except that the initial installment payment to each class plaintiff is to be made on July 29, 2016, while the terms of the subsequent payments are not changed from the ones of the preliminary settlement, i.e., due each year thereafter for three years, and a final, fifth payment due by December 31, 2019. Both settlements are subject to court approval.

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

As of June 30, 2016, NEC TOKIN's accrual for antitrust and civil litigation totaled $81.5 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations and civil litigation. However, the actual outcomes could differ from what has been accrued.

Note 6. Segment and Geographic Information

The Company is organized into two business groups: Solid Capacitors and Film and Electrolytic.  The business groups are responsible for their respective manufacturing sites as well as their respective research and development efforts. The Company does not allocate indirect Selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the business groups.

Solid Capacitors

Operating in nine manufacturing sites in the United States, Mexico and China, Solid Capacitors primarily produces tantalum, aluminum polymer, and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors and has a product innovation center in the United States.

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

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters ended June 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Net sales:
Solid Capacitors	$141,944	$139,677
Film and Electrolytic	42,991	47,913
	$184,935	$187,590
Operating income (loss) (1):
Solid Capacitors	$35,079	$30,033
Film and Electrolytic	(1,467)	712
Corporate	(24,714)	(29,502)
	$8,898	$1,243
Depreciation and amortization expense:
Solid Capacitors	$5,418	$5,756
Film and Electrolytic	2,715	2,942
Corporate	1,303	1,219
	$9,436	$9,917

__________________

(1)    Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Restructuring charges:
Solid Capacitors	$136	$232
Film and Electrolytic	549	1,286
Corporate	3	306
	$688	$1,824
___________________

	Quarters Ended June 30,
	2016	2015
Sales by region:
North and South America (“Americas”)	$55,101	$56,034
Europe, Middle East, Africa (“EMEA”)	60,486	61,557
Asia and Pacific Rim (“APAC”)	69,348	69,999
	$184,935	$187,590

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2016 and 2015 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended June 30,		Quarters Ended June 30,
	2016	2015	2016	2015
Net service cost	$347	$717	$—	$—
Interest cost	358	338	4	6
Expected return on net assets	(94)	(105)	—	—
Amortization:
Actuarial (gain) loss	115	197	(42)	(40)
Prior service cost	21	15	—	—
Total net periodic benefit (income) costs	$747	$1,162	$(38)	$(34)

In fiscal year 2017, the Company expects to contribute up to $1.7 million to the pension plans, $0.3 million of which has been contributed as of June 30, 2016.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 8. Stock-based Compensation

As of June 30, 2016, the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”), approved by the Company’s stockholders in 2014, is the only plan the Company has to issue equity based awards to executives and key employees. Upon adoption of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).

The 2011 Incentive Plan authorized the grant of up to 7.4 million shares of the Company's Common Stock, comprised of 6.6 million shares under the 2011 Incentive Plan and 0.8 million shares remaining from the Prior Plans and authorizes the Company to provide equity-based compensation in the form of:

•	stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code;

•	stock appreciation rights;

•	restricted stock and restricted stock units ("RSUs");

•	other share-based awards; and,

•	performance awards.

Options issued under these plans vest within one to three years and expire ten years from the grant date. The Company grants RSUs to members of the Board of Directors, the Chief Executive Officer and key management. Once vested and settled, RSUs are converted into restricted stock. For members of the Board of Directors and senior personnel, such restricted stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.

Historically, the Board of Directors of the Company has approved annual Long Term Incentive Plans (“LTIP”) which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA range for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or RSUs, or a combination of both as determined by the Company’s Board of Directors. The 2013/2014 LTIP, 2014/2015 LTIP, 2015/2016 LTIP, 2016/2017 LTIP, and 2017/2018 LTIP also awarded RSUs which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and any restricted stock unit commitment is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

On May 18, 2016, the Company granted RSUs under the 2017/2018 LTIP with a grant date fair value of $2.46 that vests as follows (amounts in thousands):

Shares
May 18, 2017	202
May 18, 2018	202
May 18, 2019	209
Total shares granted	613

The following is the vesting schedule of RSUs under each respective LTIP, which vested during the three-month period ended June 30, 2016 (shares in thousands):

	2016/2017	2015/2016	2014/2015
Time-based award vested	178	111	118
Performance-based award vested	—	103	73

Restricted stock activity, excluding the LTIP activity discussed above, for the three-month period ended June 30, 2016 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2016	1,430	$3.51
Granted	—
Vested	—
Forfeited	—
Non-vested restricted stock at June 30, 2016	1,430	$3.51

The compensation expense associated with stock-based compensation for the quarters ended June 30, 2016 and 2015 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended June 30, 2016			Quarter Ended June 30, 2015
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$9	$192	$183	$34	$151	$228
Selling, general and administrative expenses	10	347	427	42	343	458
Research and development	—	6	54	1	5	17
Total	$19	$545	$664	$77	$499	$703

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters ended June 30, 2016, and 2015. No stock options were exercised in the three-month periods ended June 30, 2016 and June 30, 2015.

Note 9. Income Taxes

During the quarter ended June 30, 2016, the Company recognized $1.8 million of income tax expense from continuing operations which is comprised of $1.8 million of income tax expense related to foreign operations.

During the quarter ended June 30, 2015, the Company incurred $0.2 million of income tax benefit which is comprised of $0.6 million federal income tax benefit due to the reduction in the U.S. valuation allowance associated with the acquisition of IntelliData, Inc., $0.3 million income tax expense from continuing foreign operations and $0.1 million of state income tax expense.

There was no U.S. federal income tax benefit from net operating losses for the quarter ended June 30, 2016 and 2015 due to a valuation allowance recorded on deferred tax assets.

Note 10. Basic and Diluted Net Income (Loss) Per Common Share

The following table presents basic earnings per share ("EPS") and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended June 30,
	2016	2015
Numerator:
Net income (loss)	$(12,205)	$(37,050)
Denominator:
Weighted-average shares outstanding:
Basic	46,349	45,552
Assumed conversion of employee stock grants	—	—
Assumed conversion of warrants	—	—
Diluted	46,349	45,552

Net income (loss) per basic and diluted share	$(0.26)	$(0.81)

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Assumed conversion of employee stock grants	2,330	2,303
Assumed conversion of warrants	4,853	6,015

Note 11: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $34.1 million in peso contracts (notional value) outstanding at June 30, 2016.
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
The balance sheet classifications and fair value of derivative instruments as of June 30, 2016 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments
	June 30, 2016
Balance Sheet Presentation	As Presented (1)	Offset	Gross
Prepaid and other current assets	$—	$(38)	$(38)
Accrued expenses	1,232	38	1,270
______________________________________________________________________________
(1) Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.
The impact on the Consolidated Statement of Operations for the three-month period ended June 30, 2016 is as follows (amounts in thousands):

Impact of Foreign Exchange Contracts on Condensed Consolidated Statement of Operations
Statement Caption	Three-Month Period Ended June 30, 2016
Net Sales	$—
Operating costs and expenses:
Cost of sales	$(1,753)
Total operating costs and expenses	$(1,753)
Operating income (loss)	$(1,753)
Unrealized gains and losses associated with the change in value of these financial instruments are recorded in AOCI. Changes in the derivatives' fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the income statement. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations as Cost of sales for foreign exchange contracts to purchase such foreign currency. Any ineffectiveness, if material, in the Company's hedging relationships is recognized immediately as a loss, within the same income statement accounts as described above; to date, there has been no ineffectiveness. Changes in derivative balances impact the line items "Prepaid and other assets" and "Accrued Expenses" on the Consolidated Balance Sheets and Statements of Cash Flows.

Note 12. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters ended June 30, 2016 and 2015.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of June 30, 2016 and March 31, 2016.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 46% and 43% of the Company’s net sales in the three-month periods ended June 30, 2016 and 2015, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.

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

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
June 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$22,573	$29,725	$—	$52,938
Accounts receivable, net	—	33,716	55,369	—	89,085
Intercompany receivable	30,994	169,569	160,801	(361,364)	—
Inventories, net	—	110,132	57,784	—	167,916
Prepaid expenses and other	3,325	16,833	13,731	(2,964)	30,925
Deferred income taxes	—	—	—	—	—
Total current assets	34,959	352,823	317,410	(364,328)	340,864
Property and equipment, net	244	90,226	141,218	—	231,688
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	26,861	5,752	—	32,613
Investment in NEC TOKIN	—	15,172	—	—	15,172
Investments in subsidiaries	369,627	427,702	93,359	(890,688)	—
Deferred income taxes	—	768	6,837	—	7,605
Other assets	—	2,144	600	—	2,744
Long-term intercompany receivable	65,822	40,397	1,089	(107,308)	—
Total assets	$470,652	$996,387	$566,265	$(1,362,324)	$670,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	67	34,863	31,895	—	66,825
Intercompany payable	22,783	272,840	65,741	(361,364)	—
Accrued expenses	7,320	13,042	21,536	—	41,898
Income taxes payable	—	2,988	192	(2,964)	216
Total current liabilities	30,170	323,733	119,364	(364,328)	108,939
Long-term debt, less current portion	352,087	19,881	14,000	—	385,968
Other non-current obligations	—	37,296	47,398	—	84,694
Deferred income taxes	—	2,242	742	—	2,984
Long-term intercompany payable	—	65,822	41,486	(107,308)	—
Stockholders’ equity	88,395	547,413	343,275	(890,688)	88,395
Total liabilities and stockholders’ equity	$470,652	$996,387	$566,265	$(1,362,324)	$670,980

Condensed Consolidating Balance Sheet (1)
March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$36,209	$28,155	$—	$65,004
Accounts receivable, net	—	41,025	52,143	—	93,168
Intercompany receivable	30,210	132,523	170,224	(332,957)	—
Inventories, net	—	113,289	55,590	—	168,879
Prepaid expenses and other	3,325	12,161	12,974	(2,964)	25,496
Total current assets	34,175	335,207	319,086	(335,921)	352,547
Property and equipment, net	255	93,936	147,648	—	241,839
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	27,252	6,049	—	33,301
Investment in NEC TOKIN	—	20,334	—	—	20,334
Investments in subsidiaries	382,108	429,723	93,359	(905,190)	—
Deferred income taxes	—	800	7,597	—	8,397
Other assets	—	2,452	616	—	3,068
Long-term intercompany receivable	67,500	41,428	1,088	(110,016)	—
Total assets	$484,038	$991,426	$575,443	$(1,351,127)	$699,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$—	$—	$—	$2,000
Accounts payable	20	34,618	36,343	—	70,981
Intercompany payable	280	275,498	57,179	(332,957)	—
Accrued expenses	17,305	11,807	21,208	—	50,320
Income taxes payable	—	2,983	434	(2,964)	453
Total current liabilities	19,605	324,906	115,164	(335,921)	123,754
Long-term debt, less current portion	351,952	19,881	14,000	—	385,833
Other non-current obligations	—	25,797	49,095	—	74,892
Deferred income taxes	—	2,242	578	—	2,820
Long-term intercompany payable	—	67,500	42,516	(110,016)	—
Stockholders’ equity	112,481	551,100	354,090	(905,190)	112,481
Total liabilities and stockholders’ equity	$484,038	$991,426	$575,443	$(1,351,127)	$699,780

(1) Derived from audited financial statements.

Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$213,513	$170,550	$(199,128)	$184,935
Operating costs and expenses:
Cost of sales	277	167,103	161,230	(186,198)	142,412
Selling, general and administrative expenses	10,145	17,489	11,210	(12,930)	25,914
Research and development	65	4,375	2,492	—	6,932
Restructuring charges	—	139	549	—	688
Net (gain) loss on sales and disposals of assets	—	388	(297)	—	91
Total operating costs and expenses	10,487	189,494	175,184	(199,128)	176,037
Operating income (loss)	(10,487)	24,019	(4,634)	—	8,898
Non-operating (income) expense:
Interest income	—	3	(6)	—	(3)
Interest expense	9,423	399	101	—	9,923
Change in value of NEC TOKIN option	—	12,000	—	—	12,000
Other (income) expense, net	(9,350)	9,416	(2,460)	—	(2,394)
Equity in earnings of subsidiaries	1,645	—	—	(1,645)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(12,205)	2,201	(2,269)	1,645	(10,628)
Income tax expense (benefit)	—	38	1,762	—	1,800
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(12,205)	2,163	(4,031)	1,645	(12,428)
Equity income (loss) from NEC TOKIN	—	223	—	—	223
Net income (loss)	$(12,205)	$2,386	$(4,031)	$1,645	$(12,205)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended June 30, 2016
(Unaudited)

Comprehensive income (loss)	$(13,883)	$(3,687)	$(8,794)	$1,645	$(24,719)

Condensed Consolidating Statement of Operations
For the Quarter Ended June 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$221,770	$181,600	$(215,780)	$187,590
Operating costs and expenses:
Cost of sales	178	181,514	166,230	(200,045)	147,877
Selling, general and administrative expenses	9,816	23,479	12,870	(15,735)	30,430
Research and development	(119)	4,384	2,009	—	6,274
Restructuring charges	—	515	1,309	—	1,824
Net (gain) loss on sales and disposals of assets	—	(353)	295	—	(58)
Total operating costs and expenses	9,875	209,539	182,713	(215,780)	186,347
Operating income (loss)	(9,875)	12,231	(1,113)	—	1,243
Non-operating (income) expense:
Interest income	—	—	(3)	—	(3)
Interest expense	9,469	332	212	—	10,013
Change in value of NEC TOKIN option	—	29,200	—	—	29,200
Other (income) expense, net	(9,087)	7,802	2,201	—	916
Equity in earnings of subsidiaries	26,793	—	—	(26,793)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(37,050)	(25,103)	(3,523)	26,793	(38,883)
Income tax expense (benefit)	—	(487)	239	—	(248)
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(37,050)	(24,616)	(3,762)	26,793	(38,635)
Equity income (loss) from NEC TOKIN	—	1,585	—	—	1,585
Net income (loss)	$(37,050)	$(23,031)	$(3,762)	$26,793	$(37,050)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended June 30, 2015
(Unaudited)

Comprehensive income (loss)	$(34,501)	$(27,935)	$706	$26,793	$(34,937)

Condensed
Consolidating Statement of Cash Flows
For the Quarter Ended June 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$2,465	$(13,651)	$8,150	$—	$(3,036)
Investing activities:
Capital expenditures	—	15	(6,182)	—	(6,167)
Proceeds from sale of assets	—	—	—	—	—
Acquisitions, net of cash received	—	—	—	—	—
Net cash used in investing activities	—	15	(6,182)	—	(6,167)
Financing activities:
Proceeds from revolving line of credit	—	—	—	—	—
Payments of revolving line of credit	—	—	—	—	—
Payments of long-term debt	(1,870)	—	—	—	(1,870)
Purchase of treasury stock	(595)	—	—	—	(595)
Net cash provided by (used in) financing activities	(2,465)	—	—	—	(2,465)
Net increase (decrease) in cash and cash equivalents	—	(13,636)	1,968	—	(11,668)
Effect of foreign currency fluctuations on cash	—	—	(398)	—	(398)
Cash and cash equivalents at beginning of fiscal period	640	36,209	28,155	—	65,004
Cash and cash equivalents at end of fiscal period	$640	$22,573	$29,725	$—	$52,938

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended June 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$544	$(17,034)	$(5,034)	$—	$(21,524)
Investing activities:
Capital expenditures	—	(3,912)	(1,861)	—	(5,773)
Acquisitions, net of cash received	—	(2,892)	—	—	(2,892)
Net cash used in investing activities	—	(6,804)	(1,861)	—	(8,665)
Financing activities:
Proceeds from revolving line of credit	—	6,000	2,000	—	8,000
Payments of revolving line of credit	—	(2,500)	—	—	(2,500)
Payments of long-term debt	—	—	(481)	—	(481)
Purchase of treasury stock	(544)	—	—	—	(544)
Net cash provided by (used in) financing activities	(544)	3,500	1,519	—	4,475
Net increase (decrease) in cash and cash equivalents	—	(20,338)	(5,376)	—	(25,714)
Effect of foreign currency fluctuations on cash	—	—	411	—	411
Cash and cash equivalents at beginning of fiscal period	640	33,094	22,628	—	56,362
Cash and cash equivalents at end of fiscal period	$640	$12,756	$17,663	$—	$31,059

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” or other similar expressions and future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A Risk Factors, of the Company’s 2016 Annual Report. The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

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

Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in our 2016 Annual Report. Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2016 Annual Report.

Long-Lived Assets

Due to the operating loss incurred by Film & Electrolytic, the Company tested its long-lived assets for impairment as of June 30, 2016 and concluded that they were not impaired. Tests for the recoverability of a long-lived asset to be held and used are performed by comparing the carrying amount of the long-lived asset to the sum of the estimated future net undiscounted cash flows expected to be generated by the asset group. In estimating the future undiscounted cash flows, we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and hypothetical disposal (salvage value) of the asset group. These assumptions primarily include the average asset useful life and projections of sales and cost of sales over these asset lives. The Company will monitor the Film and Electrolytic long-lived assets in future periods as material changes in certain assumptions could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. This, in turn, could result in Film and Electrolytic not passing step 1 of the impairment test which would require the Company to perform a discounted cash flow analysis to determine the impairment amount (if any).

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

Business Overview

KEMET is a leading global manufacturer of a wide variety of capacitors. We compete in the passive electronic component industry, specifically multilayer ceramic, tantalum, film and aluminum (solid & electrolytic) capacitors. Product offerings include surface mount, which are attached directly to the circuit board; leaded capacitors, which are attached to the circuit board using lead wires; and chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow. As an essential passive component used in nearly all circuit boards, capacitors are typically used for coupling, decoupling, filtering, oscillating and wave shaping and are found in communication systems, servers, personal computers, tablets, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems (basically anything that plugs in or has a battery).

Manufacturing a broad line of tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors, KEMET's product line consists of nearly 5 million distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, voltage, operating temperature, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of their needs independent of application and end use.

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

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the three-month period ended June 30, 2016.  During the three-month period ended June 30, 2016 we introduced 1,806 new products of which 609 were first to market. In addition, we continue to focus on specialty products which accounted for 39.8% of our revenue over this period.

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

Recent Developments and Trends

The following items are reflected in the financial statements for the quarter ended June 30, 2016:

Equity Investment

In the quarter ended June 30, 2016 we incurred an equity income related to our 34% economic interest in NEC TOKIN of $0.2 million.

KEC's First and Second Call Options (as defined in Note 5, "Investment in NEC TOKIN") to purchase additional capital stock of NEC TOKIN expired on April 30, 2015 without being exercised. Through May 31, 2018, NEC Corporation of Japan may exercise its Put Option, provided that KEC's payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement. The Company has marked the option to fair value and in the quarter ended June 30, 2016 recognized a $12.0 million loss which was included on the line item “Change in Value of the NEC TOKIN option” in the Condensed Consolidated Statement of Operations. The line item "Other non-current obligations" on the Condensed Consolidated Balance Sheets includes $32.6 million as of June 30, 2016 related to the Put Option.

Global Economy

In June 2016, the United Kingdom voted in a referendum to exit the European Union, commonly referred to as “Brexit”. As a result of the referendum, the global markets and currencies have been subject to volatility, including as a result of a decline in the value of the U.K. pound sterling as compared to the U.S. dollar. We have performed a preliminary assessment of the possible impact of Brexit to our consolidated financial statements. We believe that the uncertainty surrounding Brexit is not a material risk to our consolidated financial statements, however, the macroeconomic impact on our results of operations from this vote remains unknown and we will continue to monitor the impact.

Outlook

For the second quarter of fiscal year 2017, we expect net sales to be within the $185 million to $190 million range, the possibility of a slight improvement in gross margin as a percentage of net sales and SG&A expenses are expected to be in the range of $22.5 million to $23.0 million.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended June 30, 2016 with the quarter ended June 30, 2015

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended June 30,
	2016	% to Total Sales	2015	% to Total Sales
Net sales	$184,935		$187,590
Gross margin	42,523	23.0%	39,713	21.2%
Selling, general and administrative expenses	25,914	14.0%	30,430	16.2%
Research and development	6,932	3.7%	6,274	3.3%
Restructuring charges	688	0.4%	1,824	1.0%
Net (gain) loss on sales and disposals of assets	91	n.m.	(58)	n.m.
Operating income (loss)	8,898	4.8%	1,243	0.7%

Interest income	(3)	n.m.	(3)	n.m.
Interest expense	9,923	5.4%	10,013	5.3%
Change in value of NEC TOKIN option	12,000	6.5%	29,200	15.6%
Other (income) expense, net	(2,394)	(1.3)%	916	0.5%
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(10,628)	(5.7)%	(38,883)	(20.7)%
Income tax expense (benefit)	1,800	1.0%	(248)	(0.1)%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(12,428)	(6.7)%	(38,635)	(20.6)%
Equity income (loss) from NEC TOKIN	223	0.1%	1,585	0.8%
Net income (loss)	$(12,205)	(6.6)%	$(37,050)	(19.8)%
n.m. - not meaningful

Net Sales

Net sales for the quarter ended June 30, 2016 of $184.9 million decreased $2.7 million or 1.4% from $187.6 million for the quarter ended June 30, 2015. Film and Electrolytic net sales decreased $4.9 million and Solid Capacitor net sales increased $2.3 million. For Film and Electrolytic, the decrease in net sales was primarily related to a decrease in net sales in the Europe Middle East and Africa ("EMEA") and North America and South America ("Americas") regions due to a decline in market conditions and declines within the Original Equipment Manufacturers ("OEM") channel corresponding with the relocation of our manufacturing line from Germany to Macedonia. The relocation and product qualification/customer approval was completed in early July 2016. Partially offsetting this decrease was a favorable impact of $0.7 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. The increase in Solid Capacitors net sales is primarily related to an increase in net sales in the Asia and Pacific Rim (“APAC”) and EMEA regions within the distributor channel. In addition, Solid Capacitor net sales were favorably impacted by $0.8 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

The following table reflects the percentage of net sales by region for the quarters ended June 30, 2016 and 2015:

	Quarters Ended June 30,
	2016	2015
Americas	30%	30%
EMEA	33%	33%
APAC	37%	37%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended June 30, 2016 and 2015:

	Quarters Ended June 30,
	2016	2015
Distributors	46%	43%
Electronics Manufacturing Services Providers ("EMS")	21%	21%
OEM	33%	36%
	100%	100%

Gross Margin

Gross margin for the quarter ended June 30, 2016 of $42.5 million (23.0% of net sales) increased $2.8 million or 7.1% from $39.7 million (21.2% of net sales) for the quarter ended June 30, 2015. Solid Capacitors gross margin increased $5.1 million or 14.1% primarily due to an increase in net sales and continued variable margin improvement due to our restructuring efforts, vertical integration, the favorable foreign currency impact on manufacturing costs, manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN. Film and Electrolytic gross margin decreased $2.3 million or 58.9% due to a decrease in net sales and unfavorable shift in product mix linked to our lower OEM sales volumes.

Selling, general and administrative expenses ("SG&A")

SG&A expenses of $25.9 million (14.0% of net sales) for the quarter ended June 30, 2016 decreased $4.5 million or 14.8% from $30.4 million (16.2% of net sales) for the quarter ended June 30, 2015. The decrease is attributable primarily to the following items: a $2.6 million decrease in ERP integration and technology transition costs, a $0.9 million decrease related to the change in the allocation of IT and other costs between SG&A and cost of goods sold following an internal usage study, a $0.4 million decrease in training and development costs, a $0.3 million decrease in non-income-related taxes, a $0.3 million decrease in building and equipment rent expense, and a $0.2 million decrease in professional fees. Partially offsetting these decreases was a $0.4 million increase in payroll-related expenses and benefits.

Research and development ("R&D")

R&D expenses of $6.9 million (3.7% of net sales) for the quarter ended June 30, 2016 increased $0.7 million or 10.5% compared to $6.3 million (3.3% of net sales) for the quarter ended June 30, 2015. The increase is primarily related to a $0.5 million increase in payroll-related expenses and benefits.

Restructuring charges

Restructuring charges of $0.7 million for the quarter ended June 30, 2016 decreased $1.1 million or 62.3% from $1.8 million for the quarter ended June 30, 2015.

The Company incurred $0.7 million in restructuring charges in the quarter ended June 30, 2016 including $0.6 million in personnel reduction costs and $41.0 thousand in manufacturing relocation costs. The personnel reduction costs of $0.6 million consist primarily of $0.3 million for overhead reductions in Sweden, $0.2 million related to manufacturing headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines to lower cost regions, and $0.1 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico.     The manufacturing relocation costs of $41 thousand consist primarily of transfers of Film and Electrolytic production lines to lower cost regions.

The Company incurred $1.8 million in restructuring charges in the quarter ended June 30, 2015 including $1.5 million of personnel reduction costs. The personnel reduction costs of $1.5 million consist of the following: $0.6 million related a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.5 million for planned headcount reductions in Europe (primarily Landsberg, Germany), $0.2 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.2 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe. The Company also incurred $0.3 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines.

Operating income (loss)

Operating income of $8.9 million for the quarter ended June 30, 2016 improved $7.7 million from operating income of $1.2 million for the quarter ended June 30, 2015.  The increase in operating income was primarily attributable to a $4.5 million decrease in SG&A expenses, a $2.8 million improvement in gross margin and a $1.1 million decrease in restructuring charges. These improvements to operating income were partially offset by a $0.7 million increase in R&D expenses.

Non-operating (income) expense, net

Non-operating (income) expense, net was a net expense of $19.5 million for the quarter ended June 30, 2016 compared to a net expense of $40.1 million for the quarter ended June 30, 2015. The change is primarily attributable to a $12.0 million loss from the change in value of the NEC TOKIN option during the quarter ended June 30, 2016 compared to a $29.2 million loss from the change in value of the NEC TOKIN option during the quarter ended June 30, 2015. During the quarter ended June 30, 2016, we recognized a $1.9 million foreign currency exchange gain compared to a $1.0 million foreign currency exchange loss for the quarter ended June 30, 2015, which was due primarily to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.

Income taxes

Income tax expense from continuing operations of $1.8 million for the quarter ended June 30, 2016 increased $2.0 million compared to income tax benefit from continuing operations of $0.2 million for the quarter ended June 30, 2015. During the quarter ended June 30, 2016, the income tax expense from continuing operations was comprised of a $1.8 million income tax expense from foreign operations.  During the quarter ended June 30, 2015, the Company incurred $0.2 million of income tax benefit which was comprised of a $0.6 million federal income tax benefit due to the reduction in the U.S. valuation allowance associated with the acquisition of IntelliData, Inc. ("IntelliData"), $0.3 million income tax expense from continuing foreign operations and $0.1 million of state income tax expense.

There was no U.S. federal income tax benefit from net operating losses for the quarters ended June 30, 2016 and 2015 due to a valuation allowance recorded on deferred tax assets.

Equity income (loss) from NEC TOKIN

Equity income related to our 34% economic interest in NEC TOKIN of $0.2 million for the quarter ended June 30, 2016 reflects a $1.4 million unfavorable change compared to equity income of $1.6 million for the quarter ended June 30, 2015. The change is comprised of the following: a $0.5 million loss on foreign currency forward contract, a $0.2 million unfavorable change in the foreign exchange rates and a $0.4 million increase in step up basis adjustment amortization. In addition, there was a receipt of $1.0 million from a legal settlement in Hong Kong for the quarter ended June 30, 2015 and no similar receipt in the quarter ended June 30, 2016. Partially offsetting these unfavorable items were: a $0.3 million decrease in legal expenses relating to antitrust lawsuits and a $0.4 million increase in deferred income tax benefits.

Business Groups Comparison of the Quarter Ended June 30, 2016 with the Quarter Ended June 30, 2015

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended June 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Net sales:
Solid Capacitors	$141,944	$139,677
Film and Electrolytic	42,991	47,913
Total	$184,935	$187,590
Operating income (loss):
Solid Capacitors	$35,079	$30,033
Film and Electrolytic	(1,467)	712
Corporate	(24,714)	(29,502)
Total	$8,898	$1,243

Solid Capacitors

The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors business group for the quarters ended June 30, 2016 and 2015 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$83,869		$87,004
Ceramic product line net sales	58,075		52,673
Solid Capacitors net sales	$141,944		$139,677
Solid Capacitors operating income (loss)	$35,079	24.7%	$30,033	21.5%

Net sales

Solid Capacitors net sales of $141.9 million for the quarter ended June 30, 2016 increased $2.3 million or 1.6% from $139.7 million for the quarter ended June 30, 2015. The increase was driven by an increase in net sales in the APAC and EMEA regions within the distributor channel. The increase in Distributor sales was partially offset by normal erosion in market prices and changes in sales mix in the Americas and EMEA. The increase in net sales included a $0.8 million favorable impact from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.
A summary of Solid Capacitors net sales by channel is shown below (amounts in thousands):

	Quarters Ended June 30,		Change in Net Sales
	2016	2015
Distributors	$67,073	$61,128	$5,945
EMS	34,859	35,193	(334)
OEM	40,012	43,356	(3,344)
Solid Capacitors net sales	$141,944	$139,677	$2,267

Segment operating income (loss)

Segment operating income of $35.1 million for the quarter ended June 30, 2016 improved $5.1 million or 16.8% from $30.0 million in the quarter ended June 30, 2015. The increase in operating income is a result of a $5.1 million improvement in gross margin. Improvements in gross margin are driven by an increase in net sales and continued variable margin improvement due to our restructuring efforts, vertical integration, the favorable foreign currency impact on manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN.

Film and Electrolytic

The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended June 30, 2016 and 2015 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$42,991		$47,913
Operating income (loss)	(1,467)	(3.4)%	712	1.5%

Net sales

Film and Electrolytic net sales of $43.0 million for the quarter ended June 30, 2016 decreased $4.9 million or 10.3% from $47.9 million for the quarter ended June 30, 2015.  The decrease in net sales is due to a decrease in net sales in the EMEA and Americas regions of $5.6 million due to a decline in market conditions and declines within the OEM channel corresponding with the relocation of our manufacturing line from Germany to Macedonia. This decrease was partially offset by a $0.7 million favorable impact from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

Segment operating income (loss)

Segment operating loss of $1.5 million for the quarter ended June 30, 2016 declined $2.2 million from segment operating income of $0.7 million in the quarter ended June 30, 2015 and segment operating income (loss) as a percentage of net sales declined 490 basis points between the two periods. The decrease in segment operating income (loss) was driven by lower revenue as well as unfavorable shift in product mix linked to our lower OEM sales volumes. During the quarter ended June 30, 2016, we had an increase of $0.3 million in R&D expenses and an increase of $0.1 million in SG&A expenses when compared to the quarter ended June 30, 2015. In addition, the quarter ended June 30, 2015 included a $0.2 million gain on the disposal of fixed assets and there was no such gain during the quarter ended June 30, 2016. Partially offsetting these increases was a $0.7 million decrease in restructuring charges during the quarter ended June 30, 2016 when compared to the quarter ended June 30, 2015.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans. Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.

10.5% Senior Notes

On May 10, 2016, the Company repurchased and retired $2.0 million of its 10.5% Senior Notes. As of June 30, 2016 and March 31, 2016, we had outstanding $353.0 million and $355.0 million, respectively in aggregate principal amount of the Company’s 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).

Revolving Line of Credit

On May 2, 2016, the Loan and Security Agreement dated September 30, 2010, as amended, by and among KEMET Electronics Corporation ("KEC"), KEMET Electronics Marketing (S) Pte. Ltd., KEMET Foil Manufacturing, LLC (“KEMET

Foil”), KEMET Blue Powder Corporation (“KEMET Blue Powder”), The Forest Electric Company and the financial institutions party thereto (the “Loan and Security Agreement”), was amended and, as a result, the revolving credit facility has increased to $65.0 million. As of June 30, 2016, the Company had the following activity and resulting balances under its revolving line of credit (amounts in thousands, excluding percentages):

	As of March 31, 2016	Three-Month Period Ended June 30, 2016		As of June 30, 2016
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$19,881	$—	$—	$19,881	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (3)	12,000	—	—	12,000	3.250%	August 22, 2016
Singapore Borrowing 2 (3)	2,000	—	—	2,000	3.250%	October 11, 2016
Total Facilities	$33,881	$—	$—	$33,881
______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.50%, as defined in the Loan and Security Agreement.
(2) For Singapore borrowings, London Interbank Offer Rate ("LIBOR"), plus a spread of 2.50% as of June 30, 2016.
(3) The Company has the intent and ability to extend the due date on the Singapore borrowings beyond one year.
These were the only borrowings under the revolving line of credit as of June 30, 2016.

Short-term Liquidity

Cash and cash equivalents as of June 30, 2016 of $52.9 million decreased $12.1 million from $65.0 million as of March 31, 2016. Our net working capital (current assets less current liabilities) as of June 30, 2016 was $231.9 million compared to $228.8 million as of March 31, 2016. Cash and cash equivalents held by our foreign subsidiaries totaled $29.7 million and $28.2 million at June 30, 2016 and March 31, 2016, respectively. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.

Based on our current operating plans, we believe domestic cash and cash equivalents are sufficient to fund our operating requirements for the next twelve months, including $38.4 million in interest payments, $20.0 million to $22.0 million in expected capital expenditures and $1.1 million in restructuring payments. As of June 30, 2016, our borrowing capacity under the revolving line of credit was $31.1 million.  The revolving line of credit expires on December 19, 2019. The borrowing capacity has increased primarily due to a $5.0 million increase in the credit facility noted above.

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

Cash and cash equivalents decreased $12.1 million for the three-month period ended June 30, 2016, as compared with a decrease of $25.3 million during the three-month period ended June 30, 2015.

The following table provides a summary of cash flows for the quarters presented (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$(3,036)	$(21,524)
Net cash provided by (used in) investing activities	(6,167)	(8,665)
Net cash provided by (used in) financing activities	(2,465)	4,475
Effect of foreign currency fluctuations on cash	(398)	411
Net increase (decrease) in cash and cash equivalents	$(12,066)	$(25,303)

Operating

Cash used in operating activities during the three-month period ended June 30, 2016 of $3.0 million decreased $18.5 million compared to cash used in operating activities of $21.5 million in the three-month period ended June 30, 2015. This favorable change in operating cash was primarily a result of a $24.8 million smaller net loss for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. This was partially offset by a $17.2 million decrease in the non-cash loss related to the change in value of the NEC TOKIN option.

Also, contributing to the positive changes in cash was a $17.8 million improvement in cash from operating assets primarily due to an increase in inventory of $0.5 million in the three-month period ended June 30, 2016 compared to a $10.0 million increase in the three-month period ended June 30, 2015. The increase in inventory as of June 30, 2015 was primarily related to an increase of Film and Electrolytic's inventory in preparation for the temporary shut-down of production lines to relocate the production lines. Additionally, in the three-month period ended June 30, 2016, a decrease in accounts receivable generated $3.8 million compared to the three-month period ended June 30, 2015, during which accounts receivable increased by $4.9 million.

     Also, partially offsetting the positive changes noted above were changes in operating liabilities that resulted in a $10.4 million decrease in cash during the three-month period ended June 30, 2016 when compared to the three-month period ended June 30, 2015. The $10.4 million decrease in cash includes a $4.6 million reduction of accrued expenses, which was primarily related to a $5.0 million increase in accrued expenses during the three-month period ended June 30, 2015 for the deferred portion of our IntelliData acquisition and also derivative liabilities. In addition, the three-month period ended June 30, 2016 included pension contributions of $1.4 million. The remainder of the decrease in cash resulting from the change in operating liabilities is due to timing of supplier payments.

Investing

Cash used in investing activities during the three-month period ended June 30, 2016 of $6.2 million reflects a $2.5 million decrease compared to cash used in investing activities of $8.7 million in the three-month period ended June 30, 2015. The improvement is primarily related to cash used for the acquisition of IntelliData of $2.9 million in the three-month period ended June 30, 2015 compared to no acquisitions in the three-month period ended June 30, 2016.
Cash used in investing activities during the three-month period ended June 30, 2016 include capital expenditures of $6.2 million primarily related to expanding capacity at our manufacturing facilities in Evora, Portugal; Suzhou, China; Simpsonville, South Carolina; and Matamoros, Mexico as well as information technology projects in Simpsonville, South Carolina and equipment upgrades in Monterrey, Mexico.
In comparison, cash used in investing activities during the three-month period ended June 30, 2015 included $5.8 million used for capital expenditures primarily related to expanding capacity at our manufacturing facilities in Gränna, Sweden; Suzhou, China; and information technology projects in Simpsonville, South Carolina.
Financing

Cash used in financing activities during the three-month period ended June 30, 2016 of $2.5 million reflects a $6.9 million change from cash provided by financing activities of $4.5 million in the three-month period ended June 30, 2015, primarily due to a decrease in net proceeds from the revolving line of credit of $5.5 million in in the three-month period ended June 30, 2015 compared to no borrowings in the three-month period ended June 30, 2016.
During the three-month period ended June 30, 2016, we used $1.9 million to retire $2.0 million face value of our 10.5% Senior Notes and also used $0.6 million for the purchase of treasury stock related to shares withheld to pay taxes due upon the vesting of restricted stock. In comparison, during the three-month period ended June 30, 2015, we used $0.5 million for foreign subsidiary debt payments and $0.5 million for the purchase of treasury stock, again related to shares withheld to pay taxes due upon vesting of restricted stock.

Commitments

With the exception of our purchase commitments, our commitments have not materially changed from those disclosed in the Company’s 2016 Annual Report. Due to a delay in one of our contracts, an update to our purchase commitments is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase commitments	$2,618	$1,902	$716	$—	$—

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

The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2016	2015
Net sales	$184,935	$187,590
Cost of sales	142,412	147,877
Gross margin (U.S. GAAP)	$42,523	$39,713
Gross margin as a % of net sales	23.0%	21.2%
Adjustments:
Plant start-up costs	308	195
Stock-based compensation expense	384	413
Adjusted gross margin (non-U.S. GAAP)	$43,215	$40,321
Adjusted gross margin as a % of net sales	23.4%	21.5%

The following table provides reconciliation from U.S. GAAP Operating income (loss) to non-U.S. GAAP Adjusted operating income (loss) (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Operating income (loss) (U.S. GAAP)	$8,898	$1,243
Adjustments:
Restructuring charges	688	1,824
Net (gain) loss on sales and disposals of assets	91	(58)
Stock-based compensation expense	1,228	1,279
Legal expenses related to antitrust class actions	1,175	718
ERP integration/IT transition costs	1,768	4,369
Plant start-up costs	308	195
Pension plan adjustment	—	312
NEC TOKIN investment-related expenses	206	224
Adjusted operating income (loss) (non-U.S. GAAP)	$14,362	$10,106

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted net income (loss) (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Net income (loss) (U.S. GAAP)	$(12,205)	$(37,050)
Adjustments:
Restructuring charges	688	1,824
Equity (income) loss from NEC TOKIN	(223)	(1,585)
Net (gain) loss on sales and disposals of assets	91	(58)
Stock-based compensation expense	1,228	1,279
Legal expenses related to antitrust class actions	1,175	718
ERP integration/IT transition costs	1,768	4,369
Change in value of NEC TOKIN option	12,000	29,200
Plant start-up costs	308	195
Net foreign exchange (gain) loss	(1,920)	1,049
NEC TOKIN investment-related expenses	206	224
Amortization included in interest expense	190	220
Pension plan adjustment	—	312
Income tax effect of non-U.S. GAAP adjustments (1)	—	(37)
Adjusted net income (loss) (non-U.S. GAAP)	$3,306	$660
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted EBITDA (amounts in thousands):

	Quarters Ended June 30,
	2016	2015
Net income (loss) (U.S. GAAP)	$(12,205)	$(37,050)
Adjustments:
Interest expense, net	9,920	10,010
Income tax expense (benefit)	1,800	(248)
Depreciation and amortization	9,436	9,917
Restructuring charges	688	1,824
Legal expenses related to antitrust class actions	1,175	718
Equity (income) loss from NEC TOKIN	(223)	(1,585)
Net (gain) loss on sales and disposals of assets	91	(58)
Stock-based compensation expense	1,228	1,279
ERP integration/IT transition costs	1,768	4,369
Change in value of NEC TOKIN option	12,000	29,200
Plant start-up costs	308	195
Net foreign exchange (gain) loss	(1,920)	1,049
NEC TOKIN investment-related expenses	206	224
Pension plan adjustment	—	312
Adjusted EBITDA (non-U.S. GAAP)	$24,272	$20,156

Adjusted gross margin represents net sales less cost of sales excluding adjustments which are outlined in the quantitative reconciliation provided above.  Management uses Adjusted gross margin to facilitate our analysis and understanding of our business operations by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted gross margin is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company.  Adjusted gross margin should not be considered as an alternative to gross margin or any other performance measure derived in accordance with U.S. GAAP.

Adjusted operating income (loss) represents operating income (loss), excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income (loss) to facilitate our analysis and understanding of our business operations by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted operating income (loss) is useful to investors to provide a supplemental way to understand our underlying operating performance and monitor and understand changes in our ability to generate income from ongoing business operations. Adjusted operating income (loss) should not be considered as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP.

Adjusted net income (loss) represents net income (loss), excluding adjustments which are more specifically outlined in the quantitative reconciliation provided above. We use Adjusted net income (loss) to evaluate our operating performance by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted net income (loss) is useful to investors because it provides a supplemental way to understand our underlying operating performance and allows investors to monitor and understand changes in our ability to generate income from ongoing business operations. Adjusted net income (loss) should not be considered as an alternative to net income (loss) from continuing operations, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP.

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

Impact of Recently Issued Accounting Standards

 New accounting standards adopted/issued

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation. This guidance changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is permitted, and KEMET adopted ASU No. 2016-09 as of April 1, 2016. The Company elected to discontinue estimating forfeitures that are expected to occur and recorded a cumulative effect adjustment to retained earnings for $130,000 as of April 1, 2016. There was no cumulative adjustment related to the excess tax benefits as the Company did not have an additional paid in capital pool of excess tax benefits. The adoption did not have a significant impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The ASU requires an entity that uses first-in, first-out or average cost to measure its inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was effective for interim and annual reporting periods beginning April 1, 2016. The adoption of ASU 2015-11 did not materially impact the Company's operating results and financial position.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs associated with line-of-credit arrangements that were not specifically addressed in ASU 2015-03. ASU 2015-15 states that entities may elect to continue to treat debt issuance costs associated with lines of credit as an asset, consistent with current treatment. The Company adopted these ASUs in the first quarter of 2017. The ASUs did not impact the Company's results of operations or liquidity. The balance sheet as of March 31, 2016 has been adjusted to reflect retrospective application of the new accounting guidance as follows (amounts in thousands):

	As Previously Reported	Retrospective Adjustment	As Adjusted
Other assets	$5,832	$(2,764)	$3,068
Total assets	702,544	(2,764)	699,780
Long-term debt, less current portion	388,597	(2,764)	385,833
Total liabilities and stockholders' equity	702,544	(2,764)	699,780

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance requires either a retrospective or a modified retrospective approach at adoption. Early adoption is permitted, but not before Company's fiscal year that begins on April 1, 2017 (the original effective date of the ASU). Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

•
ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017 (ASU 2015-14 is effective for the Company's fiscal year that begins on April 1, 2018 and interim periods within that fiscal year).

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net).

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements.

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

The Company is currently in the process of assessing the impact the adoption of the new revenue standards will have on its consolidated financial statements and related disclosures, as well as the available transition methods.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information included in the Company’s 2016 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3. Legal Proceedings” of our 2016 Annual Report includes a discussion of our legal proceedings.  There have been no material changes from the Company's legal proceedings described in our 2016 Annual Report. For an update on certain legal matters concerning NEC TOKIN, our equity method investee, see Note 5, “Investment in NEC TOKIN.”

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2016 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchase of shares of our common stock during the quarter ended June 30, 2016 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 to April 30, 2016	—	$—	—	—
May 1 to May 31, 2016	242,215	2.46	—	—
June 1 to June 30, 2016	—	—	—	—
Total for Quarter Ended June 30, 2016	242,215	$2.46

(1) Represents shares withheld by the Company upon vesting of restricted stock to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Amendment Number Eight to Loan and Security Agreement, dated May 2, 2016, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2016).

Exhibit 10.2 Form of Long-Term Incentive Plan Award Agreement

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 99.1 Settlement Agreement dated July 15, 2016 by and among Defendants NEC TOKIN Corporation and NEC TOKIN America, Inc. and Plaintiffs Chip-Tech, Ltd., Dependable Component Supply Corp., eIQ Energy, Inc. and Walker Component Group, Inc. (together, the “Direct Purchaser Plaintiffs”), both individually and on behalf of a class named therein.

Exhibit 99.2 Settlement Agreement dated July 15, 2016 by and among Defendants NEC TOKIN Corporation and NEC TOKIN America, Inc. and Plaintiffs Michael Brooks, CAE Sound, Steve Wong, Toy-Knowlogy Inc.,  AGS Devices Co., AGS Devices Ltd., J&O Electronics, Nebraska Dynamics, Inc., Angstrom, Inc., MakersLED and In Home Tech Solutions, Inc. (together, the “Indirect Purchaser Plaintiffs”), both individually and on behalf of a class named therein.

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and three-month periods ended June 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at June 30, 2016 and March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2016, and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2016
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1 Amendment Number Eight to Loan and Security Agreement, dated May 2, 2016, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2016).

Exhibit 10.2 Form of Long-Term Incentive Plan Award Agreement

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 99.1 Settlement Agreement dated July 15, 2016 by and among Defendants NEC TOKIN Corporation and NEC TOKIN America, Inc. and Plaintiffs Chip-Tech, Ltd., Dependable Component Supply Corp., eIQ Energy, Inc. and Walker Component Group, Inc. (together, the “Direct Purchaser Plaintiffs”), both individually and on behalf of a class named therein.

Exhibit 99.2 Settlement Agreement dated July 15, 2016 by and among Defendants NEC TOKIN Corporation and NEC TOKIN America, Inc. and Plaintiffs Michael Brooks, CAE Sound, Steve Wong, Toy-Knowlogy Inc.,  AGS Devices Co., AGS Devices Ltd., J&O Electronics, Nebraska Dynamics, Inc., Angstrom, Inc., MakersLED and In Home Tech Solutions, Inc. (together, the “Indirect Purchaser Plaintiffs”), both individually and on behalf of a class named therein.

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and three-month periods ended June 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at June 30, 2016 and March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2016, and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.