Form 10-Q
period 2016-09-30
KEMET CORP
filed 2016-11-02
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2016 was 46,282,645.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended September 30, 2016

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2016 and March 31, 2016	3

Condensed Consolidated Statements of Operations for the Quarters and Six-Month Periods Ended September 30, 2016 and September 30, 2015	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six-Month Periods Ended September 30, 2016 and September 30, 2015	5

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended September 30, 2016 and September 30, 2015	6

Notes to the Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

PART II OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$74,753	$65,004
Accounts receivable, net	88,089	93,168
Inventories, net	164,977	168,879
Prepaid expenses and other	30,990	25,496
Total current assets	358,809	352,547
Property, plant and equipment, net of accumulated depreciation of $824,241 and $815,338 as of September 30, 2016 and March 31, 2016, respectively	221,490	241,839
Goodwill	40,294	40,294
Intangible assets, net	30,993	33,301
Investment in NEC TOKIN	15,174	20,334
Deferred income taxes	7,749	8,397
Other assets	2,466	3,068
Total assets	$676,975	$699,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,000
Accounts payable	64,055	70,981
Accrued expenses	58,015	50,320
Income taxes payable	293	453
Total current liabilities	122,363	123,754
Long-term debt, less current portion	386,098	385,833
Other non-current obligations	82,640	74,892
Deferred income taxes	2,994	2,820
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at September 30, 2016 and March 31, 2016	465	465
Additional paid-in capital	445,662	452,821
Retained deficit	(316,843)	(299,510)
Accumulated other comprehensive income	(45,527)	(31,425)
Treasury stock, at cost (226 and 611 shares at September 30, 2016 and March 31, 2016, respectively)	(877)	(9,870)
Total stockholders’ equity	82,880	112,481
Total liabilities and stockholders’ equity	$676,975	$699,780

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Net sales	$187,308	$186,123	$372,243	$373,713
Operating costs and expenses:
Cost of sales	140,895	143,317	283,307	291,194
Selling, general and administrative expenses	25,972	22,948	51,886	53,378
Research and development	7,116	6,152	14,048	12,426
Restructuring charges	3,998	23	4,686	1,847
Write down of long-lived assets	6,193	—	6,193	—
Net (gain) loss on sales and disposals of assets	84	(304)	175	(362)
Total operating costs and expenses	184,258	172,136	360,295	358,483
Operating income (loss)	3,050	13,987	11,948	15,230
Non-operating (income) expense:
Interest income	(6)	(3)	(9)	(6)
Interest expense	9,910	9,811	19,833	19,824
Change in value of NEC TOKIN option	(1,600)	(2,200)	10,400	27,000
Other (income) expense, net	(905)	(2,091)	(3,299)	(1,175)
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(4,349)	8,470	(14,977)	(30,413)
Income tax expense (benefit)	830	1,438	2,630	1,190
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(5,179)	7,032	(17,607)	(31,603)
Equity income (loss) from NEC TOKIN	181	162	404	1,747
Net income (loss)	$(4,998)	$7,194	$(17,203)	$(29,856)

Net income (loss) per basic share	$(0.11)	$0.16	$(0.37)	$(0.65)

Net income (loss) per diluted share	$(0.11)	$0.14	$(0.37)	$(0.65)

Weighted-average shares outstanding:
Basic	46,590	45,767	46,471	45,660
Diluted	46,590	50,004	46,471	45,660

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(4,998)	$7,194	$(17,203)	$(29,856)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(689)	(4,466)	(7,075)	1,399
Defined benefit pension plans, net of tax impact	164	245	327	412
Post-retirement plan adjustments	(43)	(39)	(85)	(79)
Equity interest in NEC TOKIN’s other comprehensive income (loss)	(179)	(3,674)	(5,563)	(4,606)
Foreign exchange contracts	(841)	(770)	(1,706)	(3,717)
Other comprehensive income (loss)	(1,588)	(8,704)	(14,102)	(6,591)
Total comprehensive income (loss)	$(6,586)	$(1,510)	$(31,305)	$(36,447)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six-Month Periods Ended September 30,
	2016	2015
Net income (loss)	$(17,203)	$(29,856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,876	19,182
Equity (income) loss from NEC TOKIN	(404)	(1,747)
Non-cash debt and financing costs	378	437
Stock-based compensation expense	2,332	2,607
Change in value of NEC TOKIN option	10,400	27,000
Net (gain) loss on sales and disposals of assets	175	(362)
Write down of long-lived assets	6,193	—
Pension and other post-retirement benefits	1,417	333
Change in deferred income taxes	1,165	52
Change in operating assets	1,721	(14,474)
Change in operating liabilities	(1,830)	(14,514)
Other	(177)	410
Net cash provided by (used in) operating activities	23,043	(10,932)
Investing activities:
Capital expenditures	(10,344)	(9,268)
Acquisitions, net of cash received	—	(2,892)
Proceeds from sale of assets	—	247
Net cash provided by (used in) investing activities	(10,344)	(11,913)
Financing activities:
Proceeds from revolving line of credit	—	8,000
Payments on revolving line of credit	—	(3,500)
Payments on long-term debt	(1,870)	(481)
Purchase of treasury stock	(628)	(575)
Net cash provided by (used in) financing activities	(2,498)	3,444
Net increase (decrease) in cash and cash equivalents	10,201	(19,401)
Effect of foreign currency fluctuations on cash	(452)	354
Cash and cash equivalents at beginning of fiscal period	65,004	56,362
Cash and cash equivalents at end of fiscal period	$74,753	$37,315

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and six-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted/issued

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. This guidance changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is permitted, and KEMET adopted ASU No. 2016-09 as of April 1, 2016. The Company elected to discontinue estimating forfeitures that are expected to occur and recorded a cumulative effect adjustment to retained earnings of 130,000 as of April 1, 2016. There was no cumulative adjustment related to the excess tax benefits as the Company did not have an additional paid in capital pool of excess tax benefits. The adoption did not have a significant impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early application is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The ASU requires an entity that uses first-in, first-out or average cost to measure its inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was effective for interim and annual reporting periods beginning April 1, 2016. The adoption of ASU 2015-11 did not materially impact the Company’s operating results and financial position.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs associated with line-of-credit arrangements that were not specifically addressed in ASU 2015-03. ASU 2015-15 states that entities may elect to continue to treat debt issuance costs associated with lines of credit as an asset, consistent with current treatment. The Company adopted these ASUs in the first quarter of fiscal year 2017. The ASUs did not impact the Company’s results of operations or liquidity. The balance sheet as of March 31, 2016 has been adjusted to reflect retrospective application of the new accounting guidance as follows (amounts in thousands):

	As Previously Reported	Retrospective Adjustment	As Adjusted
Other assets	$5,832	$(2,764)	$3,068
Total assets	702,544	(2,764)	699,780
Long-term debt, less current portion	388,597	(2,764)	385,833
Total liabilities and stockholders’ equity	702,544	(2,764)	699,780

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance requires either a retrospective or a modified retrospective approach at adoption. Early adoption is permitted, but not before Company’s fiscal year that begins on April 1, 2017 (the original effective date of the ASU). Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

•
ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017 (ASU No. 2015-14 is effective for the Company’s fiscal year that begins on April 1, 2018 and interim periods within that fiscal year).

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and March 31, 2016 are as follows (amounts in thousands):

	Carrying Value September 30,	Fair Value September 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2016	2016	Level 1	Level 2 (2)	Level 3	2016	2016	Level 1	Level 2 (2)	Level 3
Assets (Liabilities):
Money markets (1)	$640	$640	$640	$—	$—	$738	$738	$738	$—	$—
Total debt	(386,098)	(384,352)	(354,987)	(29,365)	—	(387,833)	(284,261)	(254,713)	(29,548)	—
NEC TOKIN option, net (3)	(31,000)	(31,000)	—	—	(31,000)	(20,600)	(20,600)	—	—	(20,600)
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)
See Note 6, “Investment in NEC TOKIN,” for a description of the NEC TOKIN option.  The value of the option depends on the enterprise value of NEC TOKIN Corporation and its forecasted EBITDA over the duration of the option. The option has been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2016	$(20,600)
Change in value of NEC TOKIN option	(10,400)
September 30, 2016	$(31,000)

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2016	March 31, 2016
Raw materials and supplies	$75,211	$80,289
Work in process	50,081	46,631
Finished goods	55,698	58,060
	180,990	184,980
Inventory reserves	(16,013)	(16,101)
	$164,977	$168,879

Warrant

As of September 30, 2016 and March 31, 2016, 8.4 million shares were subject to the warrant (which expires June 30, 2019) held by K Equity, LLC.

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

KEMET’s SFSD program provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a pre-approved case-by-case basis, to adjust their purchased inventory cost to correspond with current market demand. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative and apply only to a specific customer, part, specified special price amount, specified quantity, and are only valid for a specific period of time. To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.

Most of the Company’s distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, does not exceed 6% of their purchases from the previous fiscal quarter. KEMET estimates future returns based on historical return patterns and records a corresponding allowance on the Condensed Consolidated Balance Sheets. The Company also offers volume based rebates on a case-by-case basis to certain customers in each of the Company’s sales channels.

The establishment of sales allowances is recognized as a component of the line item “Net sales” on the Condensed Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company’s estimates.

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters and six-month periods ended September 30, 2016 and 2015. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	September 30, 2016	March 31, 2016
10.5% Senior Notes, net (1)	$352,217	$353,952
Revolving line of credit	33,881	33,881
Total debt	386,098	387,833
Current maturities	—	(2,000)
Total long-term debt	$386,098	$385,833

(1) As noted in Note 1, “Basis of Financial Statements Presentation,” ASU No. 2015-03, Interest - Imputation of Interest, was adopted as of April 1, 2016. As such, debt issuance cost, if any, is included within the respective debt balance. Amounts shown are net of premium and debt issuance costs of $0.8 million and $1.0 million as of September 30, 2016 and March 31, 2016, respectively which reduce the 10.5% Senior Notes balance.

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and six-month periods ended September 30, 2016 and 2015, consists of the following (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Contractual interest expense	$9,688	$9,784	$19,398	$19,570
Capitalized interest	(51)	(236)	(103)	(276)
Amortization of debt issuance costs	348	348	696	696
Amortization of debt (premium) discount	(200)	(185)	(399)	(366)
Imputed interest on acquisition-related obligations	40	54	81	107
Interest expense on capital lease	85	46	160	93
Total interest expense	$9,910	$9,811	$19,833	$19,824

Revolving Line of Credit

On May 2, 2016, the Loan and Security Agreement dated September 30, 2010, as amended, by and among KEMET Electronics Corporation (“KEC”), KEMET Electronics Marketing (S) Pte. Ltd., KEMET Foil Manufacturing, LLC (“KEMET Foil”), KEMET Blue Powder Corporation (“KEMET Blue Powder”), The Forest Electric Company and the financial institutions party thereto (the “Loan and Security Agreement”), was amended and, as a result, the revolving credit facility increased to $65.0 million. The Company had the following activity for the six-month period ended September 30, 2016 and resulting balances under the revolving line of credit (amounts in thousands, excluding percentages):

	March 31, 2016	Six-Month Period Ended September 30, 2016		September 30, 2016
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$19,881	$—	$—	$19,881	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (3)	12,000	—	—	12,000	3.375%	November 19, 2016
Singapore Borrowing 2 (3)	2,000	—	—	2,000	3.375%	January 9, 2017
Total Facilities	$33,881	$—	$—	$33,881

______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.50%, as defined in the Loan and Security Agreement.

(2) For Singapore borrowings, London Interbank Offer Rate (“LIBOR”), plus a spread of 2.50% as of September 30, 2016.
(3) The Company has the intent and ability to extend the due date on the Singapore borrowings.

As of September 30, 2016, these were the only borrowings under the revolving line of credit, and the Company’s available borrowing capacity under the Loan and Security Agreement was $31.1 million.

10.5% Senior Notes

On May 10, 2016, the Company repurchased and retired $2.0 million of its 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”). As of September 30, 2016 and March 31, 2016, the Company had outstanding $353.0 million and $355.0 million, respectively in aggregate principal amount of the Company’s 10.5% Senior Notes.  The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $15.4 million and $15.5 million as of September 30, 2016 and March 31, 2016, respectively.

Note 3. Impairment charges

In the quarter ended September 30, 2016 we recorded a write down of long-lived assets of $6.2 million due to the following two actions.

On August 31, 2016, KEMET Electronics Corporation, a wholly-owned subsidiary of KEMET made the decision to shut-down operations of its wholly-owned subsidiary, KEMET Foil Manufacturing, LLC (“KFM”). Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. KFM supplied formed foil to the Company’s Film and Electrolytic Business Group (“Film and Electrolytic”), as well as to certain third party customers. The Company anticipates that Film and Electrolytic will achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. During the second fiscal quarter ending September 30, 2016, Film and Electrolytic recorded impairment charges totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets. The impairment charges are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets”. In addition, the Company has accrued severance charges and restructuring costs described in Note 4, “Restructuring Charges.”

The Solid Capacitor Business Group (“Solid Capacitors”) initiated a plan to relocate its K-Salt operations from a leased facility equipment to its existing Matamoros, Mexico facility. Impairment charges of approximately $2.1 million are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets”. In addition, the Company has accrued severance charges described in Note 4, “Restructuring Charges” and expects to incur equipment relocation costs of approximately $1.2 million in the third quarter of fiscal year 2017.

Note 4. Restructuring Charges

KEMET’s restructuring plans are focused on making the Company more competitive by reducing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company.

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and six-month periods ended September 30, 2016 and 2015, is as follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Personnel reduction costs/(benefits)	$1,432	$(434)	$2,079	$1,110
Relocation and exit costs	2,566	457	2,607	737
Restructuring charges	$3,998	$23	$4,686	$1,847

Quarter Ended September 30, 2016

The Company incurred $4.0 million in restructuring charges in the quarter ended September 30, 2016 comprised of $1.4 million in personnel reduction costs and $2.6 million in manufacturing relocation and exit costs.

The personnel reduction costs of $1.4 million consist of $0.4 million in headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee, $0.4 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico, $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office, $0.2 million related to overhead reductions corresponding with the relocation of research and development (“R&D”) operations from Weymouth, England to Evora, Portugal, and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.

The manufacturing relocation costs of $2.6 million primarily consists of $2.2 million related to contract termination costs related to the shut-down of operations for KFM, $0.3 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.

Six-Month Period Ended September 30, 2016

The Company incurred $4.7 million in restructuring charges in the six-month period ended September 30, 2016 comprised of $2.1 million in personnel reduction costs and $2.6 million in manufacturing relocation and exit costs.

The personnel reduction costs of $2.1 million consist of $0.4 million in headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee, $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico, $0.3 million for overhead reductions in Sweden, $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office, $0.2 million related to overhead reductions as we relocate the R&D operations from Weymouth, England to Evora, Portugal, $0.2 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions, and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.

The manufacturing relocation costs of $2.6 million primarily consists of $2.2 million in related to contract termination costs related to the shut-down of operations for KFM, $0.3 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.

Quarter Ended September 30, 2015

The Company incurred $23 thousand in restructuring charges in the quarter ended September 30, 2015 including a credit to personnel reduction costs of $0.4 million and $0.5 million in manufacturing relocation costs.

The credit to personnel reduction costs of $0.4 million is due primarily to a $1.2 million reversal of a severance accrual in Italy. The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees.  Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction.  Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016. This was partially offset by the following expenses: $0.5 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.2 million for headcount reductions related to the outsourcing of the Company’s information technology function and overhead reductions in North America and Europe.

The Company also incurred $0.5 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

Six-Month Period Ended September 30, 2015

The Company incurred $1.8 million in restructuring charges in the quarter ended September 30, 2015 comprised of $1.1 million of personnel reduction costs and $0.7 million in manufacturing relocation costs.

The personnel reduction costs of $1.1 million consist of the following: $0.6 million related to a headcount reduction in Suzhou, China for the Film and Electrolytic production line transfer from Suzhou, China to Anting, China, $0.4 million for headcount reductions in Europe (primarily Landsberg, Germany), $0.8 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.4 million for headcount reductions related to the outsourcing of the Company’s information technology function and overhead reductions in North America and Europe. These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy.

The Company also incurred $0.7 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

Reconciliation of restructuring liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and six-month periods ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Quarter Ended September 30, 2016		Quarter Ended September 30, 2015
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$1,079	$—	$6,555	$—
Costs charged to expense	1,432	2,566	(434)	457
Costs paid or settled	(408)	(584)	(3,843)	(457)
Change in foreign exchange	(2)	—	2	—
End of period	$2,101	$1,982	$2,280	$—

	Six-Month Period Ended September 30, 2016		Six-Month Period Ended September 30, 2015
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$976	$—	$7,239	$—
Costs charged to expense	2,079	2,607	1,110	737
Costs paid or settled	(931)	(625)	(6,283)	(737)
Change in foreign exchange	(23)	—	214	—
End of period	$2,101	$1,982	$2,280	$—

Note 5. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters ended September 30, 2016 and 2015 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2016	$(16,658)	$1,072	$(14,998)	$(12,123)	$(1,232)	$(43,939)
Other comprehensive income (loss) before reclassifications	(689)	—	—	(179)	(1,981)	(2,849)
Amounts reclassified out of AOCI	—	(43)	164	—	1,140	1,261
Other comprehensive income (loss)	(689)	(43)	164	(179)	(841)	(1,588)
Balance at September 30, 2016	$(17,347)	$1,029	$(14,834)	$(12,302)	$(2,073)	$(45,527)

	Foreign Currency Translation	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(6,267)	$1,119	$(20,196)	$605	$(1,944)	$(26,683)
Other comprehensive income (loss) before reclassifications	(4,466)	—	—	(3,674)	(1,742)	(9,882)
Amounts reclassified out of AOCI	—	(39)	245	—	972	1,178
Other comprehensive income (loss)	(4,466)	(39)	245	(3,674)	(770)	(8,704)
Balance at September 30, 2015	$(10,733)	$1,080	$(19,951)	$(3,069)	$(2,714)	$(35,387)

Changes in AOCI for the six-month periods ended September 30, 2016 and 2015 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(10,272)	$1,114	$(15,161)	$(6,739)	$(367)	$(31,425)
Other comprehensive income (loss) before reclassifications	(7,075)	—	—	(5,563)	(4,599)	(17,237)
Amounts reclassified out of AOCI	—	(85)	327	—	2,893	3,135
Other comprehensive income (loss)	(7,075)	(85)	327	(5,563)	(1,706)	(14,102)
Balance at September 30, 2016	$(17,347)	$1,029	$(14,834)	$(12,302)	$(2,073)	$(45,527)

	Foreign Currency Translation	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(12,132)	$1,159	$(20,363)	$1,537	$1,003	$(28,796)
Other comprehensive income (loss) before reclassifications	1,399	—	—	(4,606)	(5,193)	(8,400)
Amounts reclassified out of AOCI	—	(79)	412	—	1,476	1,809
Other comprehensive income (loss)	1,399	(79)	412	(4,606)	(3,717)	(6,591)
Balance at September 30, 2015	$(10,733)	$1,080	$(19,951)	$(3,069)	$(2,714)	$(35,387)

(1)
Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter and six-month periods ended September 30, 2016.

(2)	Ending balance is net of tax of $2.0 million and $2.2 million as of September 30, 2016 and September 30, 2015, respectively.

Note 6. Investment in NEC TOKIN

On March 12, 2012, KEC, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with NEC TOKIN Corporation (“NEC TOKIN”), a manufacturer of tantalum capacitors, electro-magnetic, electro-mechanical and access devices, to acquire 51% of the common stock of NEC TOKIN (which represented a 34% economic interest, as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of outstanding common and convertible preferred shares of NEC TOKIN as of such date) (the “Initial Purchase”) from NEC Corporation (“NEC”) of Japan. The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of NEC TOKIN (the “Initial Closing”). The Company accounts for its investment in NEC TOKIN using the equity method for a non-consolidated variable interest entity since KEC does not have the power to direct significant activities of NEC TOKIN. The Company believes that the NEC TOKIN convertible preferred stock represents in-substance common stock of NEC TOKIN and, as a result, its method of calculating KEC’s economic basis in NEC TOKIN is the appropriate basis on which to recognize its share of the earnings or loss of NEC TOKIN.

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

Through May 31, 2018, NEC may require KEC to purchase all outstanding capital stock of NEC TOKIN from its stockholders, primarily NEC (the “Put Option”), provided that KEC’s payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement. However, in the event that KEC issues new debt securities principally to refinance its outstanding 10.5% Senior Notes due 2018 and its currently outstanding credit agreement, including amounts to pay related fees and expenses and to use for general corporate purposes (“Refinancing Notes”), prior to NEC’s delivery of its notification of exercise of the Put Option, then the earliest date NEC may exercise the Put Option is automatically extended to the day immediately following the final scheduled maturity date of such Refinancing Notes, or in the event such Refinancing Notes are redeemed in full prior to such final scheduled maturity date, then on the day immediately following the date of such full redemption, but in any event beginning no later than November 1, 2019. If not previously exercised, the Put Option will expire on October 31, 2023.

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

The Company has marked the option to fair value and in the quarter and six-month periods ended September 30, 2016 recognized a $1.6 million gain and a $10.4 million loss, respectively, which was included on the line item “Change in value of the NEC TOKIN option” in the Condensed Consolidated Statement of Operations. The line item “Other non-current obligations” on the Condensed Consolidated Balance Sheets includes $31.0 million and $20.6 million as of September 30, 2016 and March 31, 2016, respectively, related to the respective fair value of the Put Option.

KEC’s total investment in NEC TOKIN including the net call derivative described above on February 1, 2013, the closing date of the acquisition, was $54.5 million which includes $50.0 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and various other services necessary to complete the transactions). The Company has made an allocation of the aggregate purchase price, which was based upon estimates that the Company believes are reasonable.

Summarized financial information for NEC TOKIN follows (amounts in thousands):

	September 30, 2016	March 31, 2016
Current assets	$249,818	$240,427
Non-current assets	258,333	260,614
Current liabilities	171,193	179,360
Non-current liabilities	368,011	335,500

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Sales	$126,589	$117,358	$247,099	$232,092
Gross profit	27,055	25,055	53,601	49,723
Net income (loss)	2,012	2,007	4,362	7,261

A reconciliation between NEC TOKIN’s net income (loss) and KEC’s equity investment income (loss) follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
NEC TOKIN net income (loss)	$2,012	$2,007	4,362	7,261
KEC’s economic interest %	34%	34%	34%	34%
Equity income (loss) from NEC TOKIN before adjustments	684	682	1,483	2,469

Adjustments:
Amortization and depreciation	(581)	(488)	(1,125)	(624)
Inventory profit elimination	78	(32)	46	(98)
Equity income (loss) from NEC TOKIN	$181	$162	$404	$1,747

A reconciliation between NEC TOKIN’s net assets and KEC’s investment in NEC TOKIN follows (amounts in thousands):

	September 30, 2016	March 31, 2016
Investment in NEC TOKIN	$15,174	$20,334
Purchase price accounting basis adjustments:
Property, plant and equipment (1)	3,565	3,365
Technology (1)	(10,413)	(10,134)
Long-term debt (1)	(1,684)	(1,975)
Goodwill	(8,377)	(7,555)
Indemnity asset for legal investigation	(8,500)	(8,500)
Inventory profit elimination (2)	326	371
Other	(650)	(604)
KEC’s 34% economic interest in NEC TOKIN’s net assets	$(10,559)	$(4,698)
(1) Amortized over the estimated lives.
(2) Adjusted each period for any activity.

As of September 30, 2016, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment, any accounts receivable balance due from NEC TOKIN and obligations in the Put Option.

Summarized transactions between KEC and NEC TOKIN are as follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
KEC’s sales to NEC TOKIN	$5,135	$4,474	$8,282	$9,330
NEC TOKIN’s sales to KEMET	1,889	2,112	3,761	3,590

	September 30, 2016	March 31, 2016
Accounts receivable	$3,708	$5,220
Accounts payable	792	1,019
Management service agreement receivable (1)	649	748
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

On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that NEC TOKIN would be fined 1,218.2 million New Taiwan dollars (“NTD”) (approximately U.S. $38.8 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has reduced the fine to NTD609.1 million (approximately U.S. $19.4 million). In February 2016, NEC TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine.

On March 29, 2016, the Japan Fair Trade Commission published an order by which NEC TOKIN was fined ¥127.2 million (approximately U.S. $1.3 million) for violation of the Japanese Antimonopoly Act. Payment of the fine was made on October 31, 2016.

On July 26, 2016, Brazil’s Administrative Council for Economic Defense approved a cease and desist agreement with NEC TOKIN in which NEC TOKIN made a financial contribution of Brazilian real 601 thousand (approximately U.S. $0.2 million) to Brazil’s Fund for Defense of Diffuse Rights.

On May 2, 2016, NEC TOKIN reached a preliminary settlement, followed by definitive settlement agreements on July 15, 2016 which are subject to court approval, in two antitrust suits filed with the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Class Action Suits”). Pursuant to the terms of the settlement agreements, in consideration of the release of NEC TOKIN and its subsidiaries (including NEC TOKIN America, Inc.) from claims asserted in the Class Action Suits, NEC TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Each of the respective class payments is payable in five installments, the first of which became due on July 29, 2016, the next three of which are due each year thereafter on the anniversary of the initial payment, and the final payment is due by December 31, 2019. NEC TOKIN has paid the initial installment payments into the two plaintiff classes’ respective escrow accounts.

The remaining governmental investigations are continuing at various stages. As of September 30, 2016, NEC TOKIN’s accrual for antitrust and civil litigation claims totaled $72.7 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued.

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

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and six-month periods ended September 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Net sales:
Solid Capacitors	$142,641	$141,284	$284,585	$280,961
Film and Electrolytic	44,667	44,839	87,658	92,752
	$187,308	$186,123	$372,243	$373,713
Operating income (loss) (1) (2):
Solid Capacitors	$35,410	$33,979	$70,489	$64,012
Film and Electrolytic	(7,096)	2,217	(8,563)	2,929
Corporate	(25,264)	(22,209)	(49,978)	(51,711)
	$3,050	$13,987	$11,948	$15,230
Depreciation and amortization expense:
Solid Capacitors	$5,147	$5,178	$10,565	$10,934
Film and Electrolytic	2,836	2,928	5,551	5,870
Corporate	1,457	1,159	2,760	2,378
	$9,440	$9,265	$18,876	$19,182

__________________

(1)    Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Restructuring charges:
Solid Capacitors	$558	$570	$694	$802
Film and Electrolytic	3,115	(749)	3,664	537
Corporate	325	202	328	508
	$3,998	$23	$4,686	$1,847

(2)    Write down of long-lived assets included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Write down of Long-lived Assets
Solid Capacitors	$2,076	$—	$2,076	$—
Film and Electrolytic	4,117	—	4,117	—
Corporate	—	—	—	—
	$6,193	$—	$6,193	$—
___________________

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Sales by region:
North and South America (“Americas”)	$56,781	$58,080	$111,882	$114,114
Europe, Middle East, Africa (“EMEA”)	60,047	59,458	120,533	121,015
Asia and Pacific Rim (“APAC”)	70,480	68,585	139,828	138,584
	$187,308	$186,123	$372,243	$373,713

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2016 and 2015 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended September 30,		Quarters Ended September 30,
	2016	2015	2016	2015
Net service cost	$347	$404	$—	$—
Interest cost	358	338	4	6
Expected return on net assets	(94)	(105)	—	—
Amortization:
Actuarial (gain) loss	115	197	(43)	(39)
Prior service cost	21	15	—	—
Total net periodic benefit (income) costs	$747	$849	$(39)	$(33)

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the six-month periods ended September 30, 2016 and 2015 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Six-Month Periods Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Net service cost	$693	$1,121	$—	$—
Interest cost	717	675	8	12
Expected return on net assets	(188)	(210)	—	—
Amortization:
Actuarial (gain) loss	230	394	(85)	(79)
Prior service cost	42	29	—	—
Total net periodic benefit (income) costs	$1,494	$2,009	$(77)	$(67)

In fiscal year 2017, the Company expects to contribute up to $1.7 million to the pension plans, $0.5 million of which has been contributed as of September 30, 2016.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 9. Stock-based Compensation

As of September 30, 2016, the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”), approved by the Company’s stockholders in 2014, is the only plan the Company has to issue equity based awards to executives and key employees. Upon adoption of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).

The 2011 Incentive Plan authorized the grant of up to 7.4 million shares of the Company’s Common Stock, comprised of 6.6 million shares under the 2011 Incentive Plan and 0.8 million shares remaining from the Prior Plans and authorizes the Company to provide equity-based compensation in the form of:

•	stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code;

•	stock appreciation rights;

•	restricted stock and restricted stock units (“RSUs”);

•	other share-based awards; and,

•	performance awards.

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

The following is the vesting schedule of RSUs under each respective LTIP, which vested during the six-month period ended September 30, 2016 (shares in thousands):

	2016/2017	2015/2016	2014/2015
Time-based award vested	187	111	130
Performance-based award vested	—	103	73

Restricted stock activity, excluding the LTIP activity discussed above, for the six-month period ended September 30, 2016 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2016	1,430	$3.51
Granted	70	3.00
Vested	(103)	2.22
Forfeited	(13)	3.21
Non-vested restricted stock at September 30, 2016	1,384	$3.59

The compensation expense associated with stock-based compensation for the quarters ended September 30, 2016 and 2015 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended September 30, 2016			Quarter Ended September 30, 2015
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$7	$98	$196	$28	$163	$268
Selling, general and administrative expenses	7	343	404	26	350	433
Research and development	—	6	43	1	5	54
Total	$14	$447	$643	$55	$518	$755

The compensation expense associated with stock-based compensation for the six-month periods ended September 30, 2016 and 2015 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Six-Month Period Ended September 30, 2016			Six-Month Period Ended September 30, 2015
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$18	$288	$379	$61	$315	$496
Selling, general and administrative expenses	17	690	831	68	693	891
Research and development	1	11	97	3	11	69
Total	$36	$989	$1,307	$132	$1,019	$1,456

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters and six-month periods ended

September 30, 2016, and 2015. No stock options were exercised in the six-month periods ended September 30, 2016 and September 30, 2015.

Note 10. Income Taxes

During the quarter ended September 30, 2016, the Company recognized $0.8 million of income tax expense related to foreign operations. During the six-month period ended September 30, 2016, the Company recognized $2.6 million of income tax expense related to foreign operations.

During the quarter ended September 30, 2015, the Company recognized $1.4 million of income tax expense, comprised of $1.3 million from foreign operations and $0.1 million from state income tax expense. During the six-month period ended September 30, 2015, the Company recognized $1.2 million of income tax expense, comprised of $1.6 million from foreign operations, $0.6 million of income tax benefit due to the reduction in the U.S. valuation allowance associated with the acquisition of IntelliData, Inc. (“IntelliData”), and $0.2 million of state income tax expense.

There was no U.S. federal income tax benefit from net operating losses for the quarter and six-month periods ended September 30, 2016 and 2015 due to a valuation allowance recorded on deferred tax assets.

Note 11. Basic and Diluted Net Income (Loss) Per Common Share

The following table presents basic earnings per share (“EPS”) and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(4,998)	$7,194	$(17,203)	$(29,856)
Denominator:
Weighted-average shares outstanding:
Basic	46,590	45,767	46,471	45,660
Assumed conversion of employee stock grants	—	217	—	—
Assumed conversion of warrants	—	4,020	—	—
Diluted	46,590	50,004	46,471	45,660

Net income (loss) per basic share	$(0.11)	$0.16	$(0.37)	$(0.65)

Net income (loss) per diluted share	$(0.11)	$0.14	$(0.37)	$(0.65)

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Assumed conversion of employee stock grants	2,596	3,942	2,322	3,507
Assumed conversion of warrants	5,771	—	5,380	5,305

Note 12: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $34.4 million in peso contracts (notional value) outstanding at September 30, 2016.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.
The Company records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis, since they are subject to master netting agreements. As of September 30, 2016, no netting took place, as all contracts were in the liability position.
The balance sheet classifications and fair value of derivative instruments as of September 30, 2016 are as follows (amounts in thousands):

Fair Value of Derivative Instruments (1)
Prepaid and other current assets	$—
Accrued expenses	2,073
______________________________________________________________________________
(1) Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.
The impact on the Consolidated Statement of Operations for the quarter and six month period ended September 30, 2016 are as follows (amounts in thousands):

Impact of Foreign Exchange Contracts on Condensed Consolidated Statement of Operations
Statement Caption	Quarter Ended September 30, 2016	Six-Month Period Ended September 30, 2016
Net Sales	$—	$—
Operating costs and expenses:
Cost of sales	(1,140)	(2,893)
Total operating costs and expenses	(1,140)	(2,893)
Operating income (loss)	$(1,140)	$(2,893)
Unrealized gains and losses associated with the change in value of these financial instruments are recorded in AOCI. Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the income statement. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations as Cost of sales for foreign exchange contracts to purchase such foreign currency. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately as a loss, within the same income statement accounts as described above; to date, there has been no ineffectiveness. Changes in derivative balances impact the line items “Prepaid and other assets” and “Accrued Expenses” on the Consolidated Balance Sheets and Statements of Cash Flows.

Note 13. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters and six-month periods ended September 30, 2016 and 2015.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of September 30, 2016 and March 31, 2016.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 46% and 42% of the Company’s net sales in the six-month periods ended September 30, 2016 and 2015, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.

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

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
September 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$623	$48,399	$25,731	$—	$74,753
Accounts receivable, net	—	32,116	55,973	—	88,089
Intercompany receivable	31,782	164,695	153,766	(350,243)	—
Inventories, net	—	107,191	57,786	—	164,977
Prepaid expenses and other	3,325	18,219	12,410	(2,964)	30,990
Total current assets	35,730	370,620	305,666	(353,207)	358,809
Property and equipment, net	514	82,229	138,747	—	221,490
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	25,357	5,636	—	30,993
Investment in NEC TOKIN	—	15,174	—	—	15,174
Investments in subsidiaries	373,172	427,702	93,359	(894,233)	—
Deferred income taxes	—	755	6,994	—	7,749
Other assets	27	1,643	796	—	2,466
Long-term intercompany receivable	66,172	40,612	1,089	(107,873)	—
Total assets	$475,615	$1,004,386	$552,287	$(1,355,313)	$676,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	29	33,084	30,942	—	64,055
Intercompany payable	23,243	272,187	54,813	(350,243)	—
Accrued expenses	17,246	19,107	21,662	—	58,015
Income taxes payable	—	2,996	261	(2,964)	293
Total current liabilities	40,518	327,374	107,678	(353,207)	122,363
Long-term debt, less current portion	352,217	19,881	14,000	—	386,098
Other non-current obligations	—	35,112	47,528	—	82,640
Deferred income taxes	—	2,242	752	—	2,994
Long-term intercompany payable	—	66,172	41,701	(107,873)	—
Stockholders’ equity	82,880	553,605	340,628	(894,233)	82,880
Total liabilities and stockholders’ equity	$475,615	$1,004,386	$552,287	$(1,355,313)	$676,975

Condensed Consolidating Balance Sheet (1)
March 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$36,209	$28,155	$—	$65,004
Accounts receivable, net	—	41,025	52,143	—	93,168
Intercompany receivable	30,210	132,523	170,224	(332,957)	—
Inventories, net	—	113,289	55,590	—	168,879
Prepaid expenses and other	3,325	12,161	12,974	(2,964)	25,496
Total current assets	34,175	335,207	319,086	(335,921)	352,547
Property and equipment, net	255	93,936	147,648	—	241,839
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	27,252	6,049	—	33,301
Investment in NEC TOKIN	—	20,334	—	—	20,334
Investments in subsidiaries	382,108	429,723	93,359	(905,190)	—
Deferred income taxes	—	800	7,597	—	8,397
Other assets	—	2,452	616	—	3,068
Long-term intercompany receivable	67,500	41,428	1,088	(110,016)	—
Total assets	$484,038	$991,426	$575,443	$(1,351,127)	$699,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$—	$—	$—	$2,000
Accounts payable	20	34,618	36,343	—	70,981
Intercompany payable	280	275,498	57,179	(332,957)	—
Accrued expenses	17,305	11,807	21,208	—	50,320
Income taxes payable	—	2,983	434	(2,964)	453
Total current liabilities	19,605	324,906	115,164	(335,921)	123,754
Long-term debt, less current portion	351,952	19,881	14,000	—	385,833
Other non-current obligations	—	25,797	49,095	—	74,892
Deferred income taxes	—	2,242	578	—	2,820
Long-term intercompany payable	—	67,500	42,516	(110,016)	—
Stockholders’ equity	112,481	551,100	354,090	(905,190)	112,481
Total liabilities and stockholders’ equity	$484,038	$991,426	$575,443	$(1,351,127)	$699,780

(1) Derived from audited financial statements.

Condensed Consolidating Statement of Operations
For the Quarter Ended September 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$217,526	$169,343	$(199,561)	$187,308
Operating costs and expenses:
Cost of sales	489	169,559	157,295	(186,448)	140,895
Selling, general and administrative expenses	9,631	18,717	10,738	(13,114)	25,972
Research and development	91	4,499	2,526	—	7,116
Restructuring charges	—	3,452	546	—	3,998
Write down of long-lived assets	—	6,193	—	—	6,193
Net (gain) loss on sales and disposals of assets	(285)	634	(265)	—	84
Total operating costs and expenses	9,926	203,054	170,840	(199,562)	184,258
Operating income (loss)	(9,926)	14,472	(1,497)	1	3,050
Non-operating (income) expense:
Interest income	—	—	(6)	—	(6)
Interest expense	9,396	379	135	—	9,910
Change in value of NEC TOKIN option	—	(1,600)	—	—	(1,600)
Other (income) expense, net	(8,843)	8,469	(531)	—	(905)
Equity in earnings of subsidiaries	(5,481)	—	—	5,481	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(4,998)	7,224	(1,095)	(5,480)	(4,349)
Income tax expense (benefit)	—	19	811	—	830
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(4,998)	7,205	(1,906)	(5,480)	(5,179)
Equity income (loss) from NEC TOKIN	—	181	—	—	181
Net income (loss)	$(4,998)	$7,386	$(1,906)	$(5,480)	$(4,998)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended September 30, 2016
(Unaudited)

Comprehensive income (loss)	$(4,648)	$6,190	$(2,648)	$(5,480)	$(6,586)

Condensed Consolidating Statement of Operations
For the Quarter Ended September 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$222,770	$175,473	$(212,120)	$186,123
Operating costs and expenses:
Cost of sales	521	173,470	167,722	(198,396)	143,317
Selling, general and administrative expenses	8,906	16,511	11,255	(13,724)	22,948
Research and development	66	4,218	1,868	—	6,152
Restructuring charges	—	941	(918)	—	23
Net (gain) loss on sales and disposals of assets	(7)	(400)	103	—	(304)
Total operating costs and expenses	9,486	194,740	180,030	(212,120)	172,136
Operating income (loss)	(9,486)	28,030	(4,557)	—	13,987
Non-operating (income) expense:
Interest income	—	—	(3)	—	(3)
Interest expense	9,465	265	81	—	9,811
Change in value of NEC TOKIN option	—	(2,200)	—	—	(2,200)
Other (income) expense, net	(8,466)	9,265	(2,890)	—	(2,091)
Equity in earnings of subsidiaries	(17,679)	—	—	17,679	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	7,194	20,700	(1,745)	(17,679)	8,470
Income tax expense (benefit)	—	123	1,315	—	1,438
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	7,194	20,577	(3,060)	(17,679)	7,032
Equity income (loss) from NEC TOKIN	—	162	—	—	162
Net income (loss)	$7,194	$20,739	$(3,060)	$(17,679)	$7,194

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended September 30, 2015
(Unaudited)

Comprehensive income (loss)	$7,277	$16,222	$(7,330)	$(17,679)	$(1,510)

Condensed Consolidating Statement of Operation
For the Six-Month Period Ended September 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$431,039	$339,893	$(398,689)	$372,243
Operating costs and expenses:
Cost of sales	766	336,662	318,525	(372,646)	283,307
Selling, general and administrative expenses	19,776	36,206	21,948	(26,044)	51,886
Research and development	156	8,873	5,019	—	14,048
Restructuring charges	—	3,591	1,095	—	4,686
Write down of long-lived assets	—	6,193	—	—	6,193
Net (gain) loss on sales and disposals of assets	(285)	1,023	(563)	—	175
Total operating costs and expenses	20,413	392,548	346,024	(398,690)	360,295
Operating income (loss)	(20,413)	38,491	(6,131)	1	11,948
Non-operating (income) expense:
Interest income	—	3	(12)	—	(9)
Interest expense	18,819	778	236	—	19,833
Change in value of NEC TOKIN option	—	10,400	—	—	10,400
Other (income) expense, net	(18,193)	17,885	(2,991)	—	(3,299)
Equity in earnings of subsidiaries	(3,836)	—	—	3,836	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(17,203)	9,425	(3,364)	(3,835)	(14,977)
Income tax expense (benefit)	—	57	2,573	—	2,630
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(17,203)	9,368	(5,937)	(3,835)	(17,607)
Equity income (loss) from NEC TOKIN	—	404	—	—	404
Net income (loss)	$(17,203)	$9,772	$(5,937)	$(3,835)	$(17,203)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six-Month Period Ended September 30, 2016
(Unaudited)

Comprehensive income (loss)	$(18,531)	$2,503	$(11,442)	$(3,835)	$(31,305)

Condensed Consolidating Statement of Operations
For the Six-Month Period Ended September 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$444,540	$357,073	$(427,900)	$373,713
Operating costs and expenses:
Cost of sales	699	354,984	333,952	(398,441)	291,194
Selling, general and administrative expenses	18,722	39,990	24,125	(29,459)	53,378
Research and development	(53)	8,602	3,877	—	12,426
Restructuring charges	—	1,456	391	—	1,847
Net (gain) loss on sales and disposals of assets	(7)	(753)	398	—	(362)
Total operating costs and expenses	19,361	404,279	362,743	(427,900)	358,483
Operating income (loss)	(19,361)	40,261	(5,670)	—	15,230
Non-operating (income) expense:
Interest income	—	—	(6)	—	(6)
Interest expense	18,934	598	292	—	19,824
Change in value of NEC TOKIN option	—	27,000	—	—	27,000
Other (income) expense, net	(17,553)	17,068	(690)	—	(1,175)
Equity in earnings of subsidiaries	9,114	—	—	(9,114)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(29,856)	(4,405)	(5,266)	9,114	(30,413)
Income tax expense (benefit)	—	(364)	1,554	—	1,190
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(29,856)	(4,041)	(6,820)	9,114	(31,603)
Equity income (loss) from NEC TOKIN	—	1,747	—	—	1,747
Net income (loss)	$(29,856)	$(2,294)	$(6,820)	$9,114	$(29,856)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six-Month Period Ended September 30, 2015
(Unaudited)

Comprehensive income (loss)	$(27,224)	$(11,713)	$(6,624)	$9,114	$(36,447)

Condensed
Consolidating Statement of Cash Flows
For the Six-Month Period Ended September 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$2,481	$14,940	$5,622	$—	$23,043
Investing activities:
Capital expenditures	—	(2,750)	(7,594)	—	(10,344)
Net cash used in investing activities	—	(2,750)	(7,594)	—	(10,344)
Financing activities:
Payments of long-term debt	(1,870)	—	—	—	(1,870)
Purchase of treasury stock	(628)	—	—	—	(628)
Net cash provided by (used in) financing activities	(2,498)	—	—	—	(2,498)
Net increase (decrease) in cash and cash equivalents	(17)	12,190	(1,972)	—	10,201
Effect of foreign currency fluctuations on cash	—	—	(452)	—	(452)
Cash and cash equivalents at beginning of fiscal period	640	36,209	28,155	—	65,004
Cash and cash equivalents at end of fiscal period	$623	$48,399	$25,731	$—	$74,753

Condensed Consolidating Statements of Cash Flows
For the Six-Month Period Ended September 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$575	$(6,284)	$(5,223)	$—	$(10,932)
Investing activities:
Capital expenditures	—	(4,630)	(4,638)	—	(9,268)
Proceeds from sale of assets	—	247	—	—	247
Acquisitions, net of cash received	—	(2,892)	—	—	(2,892)
Net cash used in investing activities	—	(7,275)	(4,638)	—	(11,913)
Financing activities:
Proceeds from revolving line of credit	—	6,000	2,000	—	8,000
Payments of revolving line of credit	—	(3,500)	—	—	(3,500)
Payments of long-term debt	—	—	(481)	—	(481)
Purchase of treasury stock	(575)	—	—	—	(575)
Net cash provided by (used in) financing activities	(575)	2,500	1,519	—	3,444
Net increase (decrease) in cash and cash equivalents	—	(11,059)	(8,342)	—	(19,401)
Effect of foreign currency fluctuations on cash	—	—	354	—	354
Cash and cash equivalents at beginning of fiscal period	640	33,094	22,628	—	56,362
Cash and cash equivalents at end of fiscal period	$640	$22,035	$14,640	$—	$37,315

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

Long-Lived Assets

KEMET Electronics Corporation (“KEC”), a wholly-owned subsidiary of KEMET, made the decision to shut-down operations of its wholly-owned subsidiary, KEMET Foil Manufacturing, LLC (“KFM”). Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. KFM supplied formed foil to Film and Electrolytic, as well as to certain third party customers. We anticipate that Film and Electrolytic will achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. During the second fiscal quarter ending September 30, 2016, we incurred impairment charges totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets. The impairment charges are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets”.

In addition, due to the operating loss incurred by Film and Electrolytic, we tested its long-lived assets for impairment as of September 30, 2016 and concluded that they were not impaired. Tests for the recoverability of a long-lived asset to be held and used are performed by comparing the carrying amount of the long-lived asset to the sum of the estimated future net undiscounted cash flows expected to be generated by the asset group. In estimating the future undiscounted cash flows, we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and hypothetical disposal (salvage value) of the asset group. These assumptions primarily include the average asset useful life and projections of sales and cost of sales over these asset lives. We will monitor the Film and Electrolytic long-lived assets in future periods as material changes in certain assumptions could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. This, in turn, could result in Film and Electrolytic not passing step 1 of the impairment test which would require the us to perform a discounted cash flow analysis to determine the impairment amount (if any).

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

Manufacturing a broad line of tantalum, multilayer ceramic, solid and electrolytic aluminum and film and paper capacitors, KEMET’s product line consists of nearly 5 million distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, voltage, operating temperature, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of their needs independent of application and end use.

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

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the six-month period ended September 30, 2016.  During the six-month period ended September 30, 2016 we introduced 5,850 new products of which 693 were first to market. In addition, we continue to focus on specialty products which accounted for 41.4% of our revenue over this period.

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

Recent Developments and Trends

The following items are reflected in the financial statements for the quarter and six-month periods ended September 30, 2016:

Write Down of Long-Lived Assets

In the quarter ended September 30, 2016 we recorded a write down of long-lived assets of $6.2 million due to the following two actions.

KEC made the decision to shut-down operations of its wholly-owned subsidiary, KFM as of October 31, 2016. We anticipate that Film and Electrolytic will achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. During the second fiscal quarter ending September 30, 2016, we incurred impairment charges totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets. The impairment charges are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets”. In addition, we accrued severance charges of $0.4 million and restructuring costs of $2.2 million primarily related to contract termination costs.

Solid Capacitors initiated a plan to relocate its K-Salt operations from a leased facility to our existing Matamoros, Mexico facility which resulted in impairment charges of approximately $2.1 million. In addition, we accrued severance charges of $0.1 million and expects to incur equipment relocation costs of approximately $1.2 million in the third quarter of fiscal year 2017.

Equity Investment

In the quarter ended September 30, 2016 we recorded equity income related to our 34% economic interest in NEC TOKIN of $0.2 million.

KEC’s First and Second Call Options (as defined in Note 6, “Investment in NEC TOKIN”) to purchase additional capital stock of NEC TOKIN expired on April 30, 2015 without being exercised. Through May 31, 2018, NEC Corporation of Japan may exercise its Put Option (as defined in Note 6, “Investment in NEC TOKIN”), provided that KEC’s payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement. We have marked the Put Option to fair value and in the quarter and six-month periods ended September 30, 2016 recognized a $1.6 million gain and a $10.4 million loss, respectively which was included on the line item “Change in Value of the NEC TOKIN option” in the Condensed Consolidated Statement of Operations. The line item “Other non-current obligations” on the Condensed Consolidated Balance Sheets includes $31.0 million as of September 30, 2016 related to the Put Option.

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

Outlook

For the third quarter of fiscal year 2017, we expect net sales to be within the $181 million to $186 million range, a decrease from current quarter due to the normal third quarter decline, with a slight decline in gross margin as a percentage of net sales to between 24.1% and 24.6% and SG&A expenses are expected to be in the range of $22.0 million to $22.7 million. We expect to spend in the range of $6 to $8 million in capital expenditures for the third quarter of fiscal year 2017 and $20 to $25 million for the full fiscal year 2017.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended September 30, 2016 with the quarter ended September 30, 2015

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended September 30,
	2016	% to Total Sales	2015	% to Total Sales
Net sales	$187,308		$186,123
Gross margin	46,413	24.8%	42,806	23.0%
Selling, general and administrative expenses	25,972	13.9%	22,948	12.3%
Research and development	7,116	3.8%	6,152	3.3%
Restructuring charges	3,998	2.1%	23	n.m.
Write down of long-lived assets	6,193	3.3%	—	n.m.
Net (gain) loss on sales and disposals of assets	84	n.m.	(304)	(0.2)%
Operating income (loss)	3,050	1.6%	13,987	7.5%

Interest income	(6)	n.m.	(3)	n.m.
Interest expense	9,910	5.3%	9,811	5.3%
Change in value of NEC TOKIN option	(1,600)	(0.9)%	(2,200)	(1.2)%
Other (income) expense, net	(905)	(0.5)%	(2,091)	(1.1)%
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	(4,349)	(2.3)%	8,470	4.6%
Income tax expense (benefit)	830	0.4%	1,438	0.8%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(5,179)	(2.8)%	7,032	3.8%
Equity income (loss) from NEC TOKIN	181	0.1%	162	0.1%
Net income (loss)	$(4,998)	(2.7)%	$7,194	3.9%
n.m. - not meaningful

Net Sales

Net sales for the quarter ended September 30, 2016 of $187.3 million increased $1.2 million or 0.6% from $186.1 million for the quarter ended September 30, 2015. Film and Electrolytic net sales decreased $0.2 million and Solid Capacitor net sales increased $1.4 million. For Film and Electrolytic, the decrease in net sales was primarily related to lower net sales in the Europe Middle East and Africa (“EMEA”) region due to a decline in market conditions within the Original Equipment Manufacturers (“OEM”) channel, partially offset by an increase in net sales in the Asia distribution channel. The increase in Solid Capacitors net sales is primarily related to a significant increase in net sales in the Asia and Pacific Rim (“APAC”) and EMEA regions within the distributor channel. The increase in distributor channel sales was somewhat offset by a decrease in Tantalum sales in the APAC Electronics Manufacturing Service Providers (“EMS”) sector and the Americas and EMEA OEM sector.

The following table reflects the percentage of net sales by region for the quarters ended September 30, 2016 and 2015:

	Quarters Ended September 30,
	2016	2015
Americas	30%	31%
EMEA	32%	32%
APAC	38%	37%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended September 30, 2016 and 2015:

	Quarters Ended September 30,
	2016	2015
Distributors	46%	41%
EMS	20%	23%
OEM	34%	36%
	100%	100%

Gross Margin

Gross margin for the quarter ended September 30, 2016 of $46.4 million (24.8% of net sales) increased $3.6 million or 8.4% from $42.8 million (23.0% of net sales) for the quarter ended September 30, 2015. Solid Capacitors gross margin increased $4.2 million or 10.6% primarily due to an increase in net sales and continued variable margin improvement due to our restructuring efforts, vertical integration, the favorable foreign currency impact on manufacturing costs, manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN. Film and Electrolytic gross margin decreased $0.6 million or 19.0% due to a decrease in net sales and unfavorable shift in product mix.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses of $26.0 million (13.9% of net sales) for the quarter ended September 30, 2016 increased $3.0 million or 13.2% from $22.9 million (12.3% of net sales) for the quarter ended September 30, 2015. The increase is attributable primarily to the following items: a $1.5 million increase in ERP integration and technology transition costs, a $0.4 million increase in professional fees, a $0.3 million increase in software expenses, a $0.3 million increase in legal expenses primarily related to ongoing antitrust lawsuits, a $0.3 million increase in depreciation expense, and a $0.2 million increase in advertising and promotions expense.

Research and development (“R&D”)

R&D expenses of $7.1 million (3.8% of net sales) for the quarter ended September 30, 2016 increased $1.0 million or 15.7% compared to $6.2 million (3.3% of net sales) for the quarter ended September 30, 2015. The increase is primarily related to a $0.4 million increase in payroll-related expenses and benefits.

Restructuring charges

Restructuring charges of $4.0 million for the quarter ended September 30, 2016 increased $4.0 million from $23 thousand for the quarter ended September 30, 2015.

We incurred $4.0 million in restructuring charges in the quarter ended September 30, 2016 including $1.4 million in personnel reduction costs and $2.6 million in manufacturing relocation and exit costs. The personnel reduction costs of $1.4 million consist of $0.4 million in headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee, $0.4 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico, $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to our Fort Lauderdale, Florida office, $0.2 million related to overhead reductions as we relocate the R&D operations from Weymouth, England to Evora, Portugal, and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant. The manufacturing relocation and exit costs of $2.6 million primarily consists of $2.2 million related to contract termination costs related to the shut-down of operations for KFM, $0.3 million related to transfers of

Film and Electrolytic production lines and R&D functions to lower cost regions, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.

We incurred $23 thousand in restructuring charges in the quarter ended September 30, 2015 including a credit to personnel reduction costs of $0.4 million and $0.5 million in manufacturing relocation costs. The credit to personnel reduction costs of $0.4 million is due primarily to a $1.2 million reversal of a severance accrual in Italy. We originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees.  Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals,we decided not to complete the remaining headcount reduction.  Consequently, we reversed the remaining accrual during the second quarter of fiscal year 2016. This was partially offset by the following expenses: $0.5 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.2 million for headcount reductions related to the outsourcing our information technology function and overhead reductions in North America and Europe. We also incurred $0.5 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

Operating income (loss)

Operating income of $3.1 million for the quarter ended September 30, 2016 declined $10.9 million from operating income of $14.0 million for the quarter ended September 30, 2015.  The decline in operating income was primarily attributable to a $6.2 million write down of long-lived assets in the quarter ended September 30, 2016, a $4.0 million increase in restructuring charge, a $3.0 million increase in SG&A expenses, a $1.0 million increase in R&D expenses and a $0.4 million change in the loss on disposal of assets. These declines to operating income were partially offset by a $3.6 million improvement in gross margin.

Write Down of Long-Lived Assets

In the quarter ended September 30, 2016 we recorded a write down of long-lived assets of $6.2 million due to the following two actions.

KEC made the decision to shut-down operations of its wholly-owned subsidiary, KFM. Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. During the second fiscal quarter ending September 30, 2016, we incurred impairment charges totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible asset.

Solid Capacitors initiated a plan to relocate the equipment at our leased K-Salt facility to our existing Matamoros, Mexico facility which resulted in impairment charges of approximately $2.1 million.

Non-operating (income) expense, net

Non-operating (income) expense, net was a net expense of $7.4 million for the quarter ended September 30, 2016 compared to a net expense of $5.5 million for the quarter ended September 30, 2015. The change is primarily attributable to a $2.4 million net unfavorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar. In addition, we incurred a $0.6 million unfavorable change in the gain/(loss) from the change in value of the NEC TOKIN option during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.

Income taxes

Income tax expense of $0.8 million for the quarter ended September 30, 2016 decreased $0.6 million compared to income tax expense of $1.4 million for the quarter ended September 30, 2015. Income tax expense of $0.8 million for the quarter ended September 30, 2016 was related to foreign operations.  Income tax expense of $1.4 million for the quarter ended September 30, 2015 was comprised of $1.3 million related to foreign operations and $0.1 million of state income tax expense.

There was no U.S. federal income tax benefit from net operating losses for the quarters ended September 30, 2016 and 2015 due to a valuation allowance recorded on deferred tax assets.

Equity income (loss) from NEC TOKIN

Equity income related to our 34% economic interest in NEC TOKIN of $0.2 million was flat for the quarter ended September 30, 2016 over the quarter ended September 30, 2015. The net flat results were comprised of the following changes: a $1.2 million unfavorable change in the foreign currency translation gains (losses) and a $0.2 million increase in accrued antitrust and civil litigation fines during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. Offsetting these unfavorable items were: a $0.7 million increase in gross margin (including $1.5 million favorable impact from foreign currency exchange fluctuation) and a $0.2 million favorable change in selling, general and administrative expenses (including a $1.2 million unfavorable impact from foreign currency change fluctuation) in the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. In addition, a $0.9 million recovery from a loss on foreign currency forward contract was recognized in the quarter ended September 30, 2016 compared to none in the quarter ended September 30, 2015. The actual decline in gross margin excluding foreign currency exchange impact was due primarily to a decrease in sales. Also, the favorable change in selling, general and administrative expenses include a $1.0 million decrease in legal expenses relating to antitrust lawsuits.

Business Groups Comparison of the Quarter Ended September 30, 2016 with the Quarter Ended September 30, 2015

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended September 30, 2016 and 2015 (amounts in thousands):

	Quarters Ended September 30,
	2016	2015
Net sales:
Solid Capacitors	$142,641	$141,284
Film and Electrolytic	44,667	44,839
Total	$187,308	$186,123
Operating income (loss):
Solid Capacitors	$35,410	$33,979
Film and Electrolytic	(7,096)	2,217
Corporate	(25,264)	(22,209)
Total	$3,050	$13,987

Solid Capacitors

The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors business group for the quarters ended September 30, 2016 and 2015 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$82,316		$85,447
Ceramic product line net sales	60,325		55,837
Solid Capacitors net sales	$142,641		$141,284
Solid Capacitors operating income (loss)	$35,410	24.8%	$33,979	24.1%

Net sales

Solid Capacitors net sales of $142.6 million for the quarter ended September 30, 2016 increased $1.4 million or 1.0% from $141.3 million for the quarter ended September 30, 2015. The increase was driven by a significant increase in net sales in the APAC and EMEA regions within the distributor channel. The increase in distributor channel sales was somewhat offset by a decrease in Tantalum product line sales in the EMS sector of the APAC region and the OEM sector of the Americas and EMEA regions.

A summary of Solid Capacitors net sales by channel is shown below (amounts in thousands):

	Quarters Ended September 30,		Change in Net Sales
	2016	2015
Distributors	$67,283	$59,720	$7,563
EMS	33,735	38,184	(4,449)
OEM	41,623	43,380	(1,757)
Solid Capacitors net sales	$142,641	$141,284	$1,357

Segment operating income (loss)

Segment operating income of $35.4 million for the quarter ended September 30, 2016 improved $1.4 million or 4.2% from $34.0 million in the quarter ended September 30, 2015. The increase in operating income is primarily a result of a $4.2 million improvement in gross margin. Improvements in gross margin are driven by an increase in net sales and continued variable margin improvement due to our restructuring efforts, vertical integration, the favorable foreign currency impact on manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN. The gross margin improvement was partially offset by a $0.7 million increase in R&D and $2.1 million in impairment charges resulting from the plan to relocate the K-Salt facility equipment to the existing Matamoros Mexico plant.

Film and Electrolytic

The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended September 30, 2016 and 2015 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$44,667		$44,839
Operating income (loss)	(7,096)	(15.9)%	2,217	4.9%

Net sales

Film and Electrolytic net sales of $44.7 million for the quarter ended September 30, 2016 decreased $0.2 million or 0.4% from $44.8 million for the quarter ended September 30, 2015.  The decrease is due to lower net sales in the EMEA region due to a decline in market conditions within the OEM channel, partially offset by an increase in net sales in the Asia distribution sales channel. Included in the decrease to net sales was an unfavorable impact of $0.1 million from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.

Segment operating income (loss)

Segment operating loss of $7.1 million for the quarter ended September 30, 2016 declined $9.3 million from segment operating income of $2.2 million in the quarter ended September 30, 2015. The decrease in segment operating income (loss) was driven by the following: impairment charges of $4.1 million for the quarter ended September 30, 2016 (comprised of a $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets), a $3.9 million increase in restructuring charges during the quarter ended September 30, 2016, a gross margin decline of $0.6 million related to an unfavorable shift in product mix, an increase of $0.4 million in other operating expenses and a $0.3 million increase in R&D expenses.

Consolidated Comparison of the Six-Month Period Ended September 30, 2016 with the Six-Month Period Ended September 30, 2015

The following table sets forth the Condensed Consolidated Statements of Operations for the six-month periods ended September 30, 2016 and 2015 (amounts in thousands):

	Six-Month Periods Ended September 30,
	2016	% to Total Sales	2015	% to Total Sales
Net sales	$372,243		$373,713
Gross margin	88,936	23.8%	82,519	22.1%
Selling, general and administrative expenses	51,886	13.9%	53,378	14.3%
Research and development	14,048	3.8%	12,426	3.3%
Restructuring charges	4,686	1.3%	1,847	0.5%
Write down of long-lived assets	6,193	1.7%	—	n.m.
Net (gain) loss on sales and disposals of assets	175	n.m.	(362)	(0.1)%
Operating income (loss)	11,948	3.2%	15,230	4.1%

Interest income	(9)	n.m.	(6)	n.m.
Interest expense	19,833	5.3%	19,824	5.3%
Change in value of NEC TOKIN option	10,400	2.8%	27,000	7.2%
Other (income) expense, net	(3,299)	(0.9)%	(1,175)	(0.3)%
Income (loss) from continuing operations before income taxes and equity income from NEC TOKIN	(14,977)	(4.0)%	(30,413)	(8.1)%
Income tax expense	2,630	0.7%	1,190	0.3%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(17,607)	(4.7)%	(31,603)	(8.5)%
Equity income (loss) from NEC TOKIN	404	0.1%	1,747	0.5%
Net income (loss)	$(17,203)	(4.6)%	$(29,856)	(8.0)%
 n.m. - not meaningful

Net Sales

Net sales of $372.2 million for the six-month period ended September 30, 2016 decreased $1.5 million or 0.4% from $373.7 million for the six-month period ended September 30, 2015. Solid Capacitors net sales increased $3.6 million driven by an increase in distribution channel sales specifically in the APAC and EMEA regions. The increase in distribution channel sales was partially offset by declining sales in the OEM sectors of the Americas and APAC regions and the EMS sector of the APAC region. In addition, Solid Capacitor net sales were favorably impacted by $0.5 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Film and Electrolytic net sales decreased $5.1 million driven primarily by decreased sales in the EMEA and Americas regions which was partially offset by improved net sales in the APAC region. Partially offsetting this decrease was a favorable impact of $0.6 million from foreign currency exchange due mainly to the change in the value of the Euro compared to the U.S. dollar.

The following table reflects the percentage of net sales by region for the six-month periods ended September 30, 2016 and 2015:

	Six-Month Periods Ended September 30,
	2016	2015
Americas	30%	31%
EMEA	32%	32%
APAC	38%	37%
	100%	100%

The following table reflects the percentage of net sales by channel for the six-month periods ended September 30, 2016 and 2015:

	Six-Month Periods Ended September 30,
	2016	2015
Distributors	46%	42%
EMS	21%	22%
OEM	33%	36%
	100%	100%

Gross Margin

Gross margin of $88.9 million (23.9% of net sales) for the six-month period ended September 30, 2016 increased $6.4 million or 7.8% from $82.5 million (22.1% of net sales) for the six-month period ended September 30, 2015 and gross margin as a percentage of net sales improved 180 basis points. The primary contributor to the increase was an increase in Solid Capacitor gross margin of $9.3 million due to the increase in net sales and an improvement in variable margin corresponding with our restructuring plan, cost reduction activities, vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN. This increase was partially offset by a decrease in gross margin for Film and Electrolytic of $2.8 million driven by lower revenue as well as an unfavorable shift in product mix associated with lower OEM sales volumes.

Selling, General and Administrative Expenses

SG&A expenses of $51.9 million (13.9% of net sales) for the six-month period ended September 30, 2016 decreased $1.5 million or 2.8% compared to $53.4 million (14.3% of net sales) for the six-month period ended September 30, 2015. The decrease consists primarily of the following items: a $1.1 million decrease in ERP integration and technology transition costs, a $0.8 million decrease related to the change in the allocation of IT and other costs between SG&A and cost of goods sold following an internal usage study, a $0.4 million decrease in non-income-related taxes, a $0.4 million decrease in employee development and training expenses, and a $0.3 million decrease in office equipment and hardware lease expenses. These decreases were partially offset by a $0.4 million increase in payroll, commissions, and related expenses and benefits; a $0.3 million increase in software-related expenses; a $0.3 million increase in legal expenses primarily related to ongoing antitrust lawsuits; a $0.3 million increase in depreciation expense; and a $0.2 million increase in professional fees.

Research and Development

R&D expenses of $14.0 million (3.8% of net sales) for the six-month period ended September 30, 2016 increased $1.6 million or 13.1% compared to $12.4 million (3.3% of net sales) for the six-month period ended September 30, 2015. The increase is primarily related to a $0.9 million increase in payroll-related expenses and benefits.

Restructuring Charges

Restructuring charges of $4.7 million for the six-month period ended September 30, 2016 increased $2.8 million or 153.7% from $1.8 million for the six-month period ended September 30, 2015.

Restructuring charges in the six-month period ended September 30, 2016 included $2.1 million of personnel reduction costs and $2.6 million of manufacturing relocation and exit costs. The personnel reduction costs of $2.1 million consist of $0.4 million in headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee, $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico, $0.3 million for overhead reductions in Sweden, $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to our Fort Lauderdale, Florida office, $0.2 million related to overhead reductions as we relocate the R&D operations from Weymouth, England to Evora, Portugal, $0.2 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions, and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant. The manufacturing relocation and exit costs of $2.6 million primarily consists of $2.2 million related to contract termination costs related to the shut-down of operations for KFM, $0.3 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.

We incurred $1.8 million in restructuring charges in the six-month period ended September 30, 2015 comprised of $1.1 million of personnel reduction costs and $0.7 million in manufacturing relocation costs. The personnel reduction costs of $1.1 million consist of the following: $0.6 million related to a headcount reduction in Suzhou, China for the Film and Electrolytic production line transfer from Suzhou, China to Anting, China, $0.4 million for headcount reductions in Europe (primarily Landsberg, Germany), $0.8 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.4 million for headcount reductions related to the outsourcing of our information technology function and overhead reductions in North America and Europe. These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy. We also incurred $0.7 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

Operating Income (Loss)

KEMET’s operating income of $11.9 million for the six-month period ended September 30, 2016, declined $3.3 million from the operating income of $15.2 million for the six-month period ended September 30, 2015. The decline is attributable primarily to a $6.2 million write-down of long-lived assets in the six-month period ended September 30, 2016, a$2.8 million increase in restructuring charges, a $1.6 million increase in R&D expenses and a $0.5 million change in the loss on disposal of fixed assets. These declines were partially offset by a $6.4 million improvement in gross margin and a $1.5 million decrease in SG&A expense.

Write Down of Long-Lived Assets

In the six-month period ended September 30, 2016 we recorded a write down of long-lived assets of $6.2 million due to the following two actions.

KEC made the decision to shut-down operations of its wholly-owned subsidiary, KFM. Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. During the second fiscal quarter ending September 30, 2016, we incurred impairment charges totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible asset.

Solid Capacitors initiated a plan to relocate the equipment at our leased K-Salt facility to our existing Matamoros, Mexico facility which resulted in impairment charges of approximately $2.1 million.

Non-operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $26.9 million for the six-month period ended September 30, 2016, compared to an expense of $45.6 million for the six-month period ended September 30, 2015. The decrease is primarily due to the recognition of a $10.4 million decrease in the value of the NEC TOKIN option for the six-month period ended September 30, 2016 compared to a $27.0 million decrease in the value of the NEC TOKIN option for the six-month period ended September 30, 2015. We received $0.5 million from insurance proceeds and recognized a $0.1 million discount on debt payments during the six-month period ended September 30, 2016. We had a $2.6 million foreign currency exchange gain during the six-month period ended September 30, 2016 compared to a $2.1 million foreign currency exchange gain for the six-month period ended September 30, 2015, which was primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.

Income Taxes

Income tax expense of $2.6 million for the six-month period ended September 30, 2016 increased $1.4 million compared to income tax expense of $1.2 million for the six-month period ended September 30, 2015. Income tax expense of $2.6 million for the six-month period ended September 30, 2016 was related to foreign operations. Income tax expense of $1.2 million for the six-month period ended September 30, 2015 was comprised of $1.6 million related to foreign operations, $0.6 million of income tax benefit due to the reduction in the U.S. valuation allowance associated with the acquisition of IntelliData, and $0.2 million of state income tax expense.

There was no U.S. federal income tax benefit from net operating losses for the six-month periods ended September 30, 2016 and 2015 due to a valuation allowance on deferred tax assets.

Equity Income (Loss) from NEC TOKIN

Equity income related to our 34% economic interest in NEC TOKIN decreased by $1.3 million to equity income of $0.4 million for the six-month period ended September 30, 2016 compared to equity income of $1.7 million for the six-month period ended September 30, 2015. The decrease for the six-month period ended September 30, 2016 compared to the six-month period ended September 30, 2015 is primarily comprised of the following: a $1.4 million unfavorable change in the foreign currency translation gains (losses), a $0.4 million increase in step up basis adjustment amortization and a $0.3 million increase in accrued antitrust and civil litigation fines. In addition, there was a $1.0 million favorable legal settlement in Hong Kong for the quarter ended September 30, 2015 and no similar activity in the quarter ended September 30, 2016. Partially offsetting these unfavorable items was a $1.4 million increase in gross margin (of which $2.3 million was a favorable impact from foreign currency exchange fluctuation) for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The actual decline in gross margin excluding foreign currency exchange impact was due primarily to a decrease in sales.

Business Groups Comparison of the Six-Month Period Ended September 30, 2016 with the Six-Month Period Ended September 30, 2015

The following table reflects each business group’s net sales and operating income (loss) for the six-month periods ended September 30, 2016 and 2015 (amounts in thousands):

	Six-Month Periods Ended September 30,
	2016	2015
Net sales:
Solid Capacitors	$284,585	$280,961
Film and Electrolytic	87,658	92,752
Total	$372,243	$373,713
Operating income (loss):
Solid Capacitors	$70,489	$64,012
Film and Electrolytic	(8,563)	2,929
Corporate	(49,978)	(51,711)
Total	$11,948	$15,230

Solid Capacitors

The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors business group for the six-month periods ended September 30, 2016 and 2015 (amounts in thousands, except percentages):

	Six-Month Periods Ended September 30,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$166,185		$172,451
Ceramic product line net sales	118,400		108,510
Solid Capacitors net sales	$284,585		$280,961
Solid Capacitors operating income (loss)	$70,489	24.8%	$64,012	22.8%

Net Sales

Solid Capacitors net sales of $284.6 million for the six-month period ended September 30, 2016 increased $3.6 million or 1.3% from $281.0 million for the six-month period ended September 30, 2015.  Tantalum product line net sales of $166.2 million for the six-month period ended September 30, 2016, decreased $6.3 million or 3.6% from $172.5 million for the six-month period ended September 30, 2015. Tantalum sales were unfavorably impacted by a decrease in net sales in the APAC region in the EMS and OEM sectors. Ceramic net sales of $118.4 million for the six-month period ended September 30, 2016 increased $9.9 million or 9.1% from $108.5 million for the six-month period ended September 30, 2015.  The Ceramic increase in sales was driven by increases in distribution channel sales specifically in the America and EMEA regions. Included in the overall increase in net sales was a favorable impact of $0.5 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

	Six-Month Periods Ended September 30,		Change in Net Sales
	2016	2015
Distributors	$134,356	$120,848	$13,508
EMS	68,594	73,377	(4,783)
OEM	81,635	86,736	(5,101)
Solid Capacitors net sales	$284,585	$280,961	$3,624

Segment Operating Income (Loss)

Segment operating income of $70.5 million for the six-month period ended September 30, 2016 increased $6.5 million or 10.1% from $64.0 million for the six-month period ended September 30, 2015. The increase in operating income was attributable primarily to an increase in gross margin of $9.3 million due to an increase in net sales, cost improvements in vertical integration, favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN, a $0.1 million decrease in restructuring charges, and $0.1 million lower operating expenses. Partially offsetting these improvements were a $0.9 million increase in R&D expenses and $2.1 million in non-cash impairment charges resulting from the plan to relocate the K-Salt facility equipment to the existing Matamoros Mexico plant.

Film and Electrolytic

The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the six-month periods ended September 30, 2016 and 2015 (amounts in thousands, except percentages):

	Six-Month Periods Ended September 30,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$87,658		$92,752
Operating income (loss)	(8,563)	(9.8)%	2,929	3.2%

Net Sales

Film and Electrolytic net sales of $87.7 million for the six-month period ended September 30, 2016 decreased $5.1 million or 5.5% from $92.8 million for the six-month period ended September 30, 2015. The decrease was driven by a $6.2 million decrease in net sales in the EMEA and Americas regions due to a decline in market conditions and declines within the OEM channel corresponding with the relocation of our manufacturing line from Germany to Macedonia. This decrease was partially offset by a $0.6 million favorable impact from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Income (Loss)

Segment operating loss of $8.6 million for the six-month period ended September 30, 2016, decreased $11.5 million from segment operating income of $2.9 million for the six-month period ended September 30, 2015.  The decline was primarily attributable to a $2.8 million decrease in gross margin driven by lower revenue as well as an unfavorable shift in product mix associated with lower OEM sales volumes, a $3.1 million increase in restructuring charges, impairment charges of $4.1 million (comprised of $1.1 million for the write off of intangible assets and $3.0 million for the write down of property plant and equipment), $0.6 million in increased R&D spending, a $0.7 million increase in other operating expenses due primarily to a gain on disposal of fixed assets recognized in the six-month period ended September 30, 2015 for which there was no such gain in the six-month period ended September 30, 2016, and $0.2 million related to increased SG&A charges.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans. Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.

10.5% Senior Notes

On May 10, 2016, we repurchased and retired $2.0 million of its 10.5% Senior Notes. As of September 30, 2016 and March 31, 2016, we had outstanding $353.0 million and $355.0 million, respectively in aggregate principal amount of our 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).

Revolving Line of Credit

On May 2, 2016, the Loan and Security Agreement dated September 30, 2010, as amended, by and among KEMET Electronics Corporation (“KEC”), KEMET Electronics Marketing (S) Pte. Ltd., KEMET Foil Manufacturing, LLC (“KEMET Foil”), KEMET Blue Powder Corporation (“KEMET Blue Powder”), The Forest Electric Company and the financial institutions party thereto (the “Loan and Security Agreement”), was amended and, as a result, the revolving credit facility increased to $65.0 million. As of September 30, 2016, we had the following activity and resulting balances under its revolving line of credit (amounts in thousands, excluding percentages):

	As of March 31, 2016	Six-Month Period Ended September 30, 2016		As of September 30, 2016
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$19,881	$—	$—	$19,881	4.750%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (3)	12,000	—	—	12,000	3.375%	November 19, 2016
Singapore Borrowing 2 (3)	2,000	—	—	2,000	3.375%	January 9, 2017
Total Facilities	$33,881	$—	$—	$33,881
______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.50%, as defined in the Loan and Security Agreement.
(2) For Singapore borrowings, London Interbank Offer Rate (“LIBOR”), plus a spread of 2.50% as of September 30, 2016.
(3) We have the intent and ability to extend the due date on the Singapore borrowings beyond one year.
These were the only borrowings under the revolving line of credit as of September 30, 2016.

Short-term Liquidity

Cash and cash equivalents as of September 30, 2016 of $74.8 million increased $9.7 million from $65.0 million as of March 31, 2016. Our net working capital (current assets less current liabilities) as of September 30, 2016 was $236.4 million compared to $228.8 million as of March 31, 2016. Cash and cash equivalents held by our foreign subsidiaries totaled $25.7 million and $28.2 million at September 30, 2016 and March 31, 2016, respectively. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.

Based on our current operating plans, we believe domestic cash and cash equivalents are sufficient to fund our operating requirements for the next twelve months, including $38.4 million in interest payments, $20.0 million to $25.0 million in expected capital expenditures and $4.1 million in restructuring payments. As of September 30, 2016, our borrowing capacity under the revolving line of credit was $31.1 million. The revolving line of credit expires on December 19, 2019.

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

Cash and cash equivalents increased $9.7 million for the six-month period ended September 30, 2016, as compared with a decrease of $19.0 million during the six-month period ended September 30, 2015.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Six-Month Periods Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$23,043	$(10,932)
Net cash provided by (used in) investing activities	(10,344)	(11,913)
Net cash provided by (used in) financing activities	(2,498)	3,444
Effect of foreign currency fluctuations on cash	(452)	354
Net increase (decrease) in cash and cash equivalents	$9,749	$(19,047)

Operating

Cash provided by operating activities during the six-month period ended September 30, 2016 of $23.0 million increased $34.0 million compared to cash used in operating activities of $10.9 million in the six-month period ended September 30, 2015. This favorable change in operating cash was primarily a result of a $12.7 million lower net loss for the six-month period ended September 30, 2016 compared to the six-month period ended September 30, 2015 as well as our non-cash write down of long-lived assets of $6.2 million during the six-month period ended September 30, 2016. These changes were largely offset by a $16.6 million decrease in the non-cash loss related to the change in value of the NEC TOKIN option.

Also contributing to the positive changes in cash was a $16.2 million improvement in cash from operating assets primarily due to a decrease in inventory of $2.4 million in the six-month period ended September 30, 2016 compared to a $10.5 million increase in the six-month period ended September 30, 2015. The increase in inventory as of September 30, 2015 was primarily related to an increase of Film and Electrolytic’s inventory in preparation for the temporary shut-down of production lines to relocate the production lines. Additionally, in the six-month period ended September 30, 2016, a decrease in accounts receivable generated $4.8 million compared to the six-month period ended September 30, 2015, during which accounts receivable increased by $2.3 million.

     In addition to the positive changes noted above, changes in operating liabilities resulted in a $12.7 million increase in cash during the six-month period ended September 30, 2016 when compared to the six-month period ended September 30, 2015. This increase in cash is primarily related to using $10.9 million of cash during the six-month period ended September 30, 2015 to reduce accrued expenses compared to only using $2.1 million of cash during the six-month period ended September 30, 2016 to reduce accrued expenses. The primary reason for the change in accrued expenses is due to a $7.6 million change for our incentive-based compensation largely related to payment timing differences. The remainder of the increase in cash resulting from the change in operating liabilities is due to the timing of supplier payments.

Investing

Cash used in investing activities during the six-month period ended September 30, 2016 of $10.3 million reflects a $1.6 million decrease compared to cash used in investing activities of $11.9 million in the six-month period ended September 30, 2015. The improvement is primarily related to cash used for the acquisition of IntelliData of $2.9 million in the six-month period ended September 30, 2015 compared to no acquisitions in the six-month period ended September 30, 2016.
Cash used in investing activities during the six-month period ended September 30, 2016 include capital expenditures of $10.3 million primarily related to expanding capacity at our manufacturing facilities in Evora, Portugal; Suzhou, China; and Monterrey, Mexico as well as information technology and ERP software upgrade projects in Simpsonville, South Carolina.
In comparison, cash used in investing activities during the six-month period ended September 30, 2015 included $9.3 million used for capital expenditures primarily related to expanding capacity at our manufacturing facilities in Gränna, Sweden; Suzhou, China; and information technology projects in Simpsonville, South Carolina. During this same period, we also received $0.2 million in proceeds from sales of assets.
Financing

Cash used in financing activities during the six-month period ended September 30, 2016 of $2.5 million reflects a $5.9 million change from cash provided by financing activities of $3.4 million in the six-month period ended September 30, 2015, primarily due to a decrease in net proceeds from the revolving line of credit of $4.5 million in the six-month period ended September 30, 2015 compared to no borrowings in the six-month period ended September 30, 2016.
During the six-month period ended September 30, 2016, we used $1.9 million to retire $2.0 million face value of our 10.5% Senior Notes and also used $0.6 million for the purchase of treasury stock related to shares withheld to pay taxes due upon the vesting of restricted stock. In comparison, during the six-month period ended September 30, 2015, we used $0.5 million for foreign subsidiary debt payments and $0.6 million for the purchase of treasury stock, again related to shares withheld to pay taxes due upon vesting of restricted stock.

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

Non-U.S. Generally Accepted Accounting Principles (“GAAP”) Financial Measures

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

The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands, except percentages):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Net sales	$187,308	$186,123	$372,243	$373,713
Cost of sales	140,895	143,317	283,307	291,194
Gross margin (U.S. GAAP)	$46,413	$42,806	$88,936	$82,519
Gross margin as a % of net sales	24.8%	23.0%	23.9%	22.1%
Adjustments:
Plant start-up costs	119	187	427	382
Stock-based compensation expense	301	459	685	872
Adjusted gross margin (non-U.S. GAAP)	$46,833	$43,452	$90,048	$83,773
Adjusted gross margin as a % of net sales	25.0%	23.3%	24.2%	22.4%

The following table provides reconciliation from U.S. GAAP Operating income (loss) to non-U.S. GAAP Adjusted operating income (loss) (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Operating income (loss) (U.S. GAAP)	$3,050	$13,987	$11,948	$15,230
Adjustments:
Write down of long-lived assets	6,193	—	6,193	—
Restructuring charges	3,998	23	4,686	1,847
ERP integration/IT transition costs	1,783	282	3,551	4,651
Stock-based compensation expense	1,104	1,328	2,332	2,607
Legal expenses related to antitrust class actions	766	541	1,941	1,259
NEC TOKIN investment-related expenses	194	186	400	410
Plant start-up costs	119	187	427	382
Net (gain) loss on sales and disposals of assets	84	(304)	175	(362)
Pension plan adjustment	—	—	—	312
Adjusted operating income (loss) (non-U.S. GAAP)	$17,291	$16,230	$31,653	$26,336

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted net income (loss) (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Net income (loss) (U.S. GAAP)	$(4,998)	$7,194	$(17,203)	$(29,856)
Adjustments:
Write down of long-lived assets	6,193	—	6,193	—
Restructuring charges	3,998	23	4,686	1,847
ERP integration/IT transition costs	1,783	282	3,551	4,651
Stock-based compensation expense	1,104	1,328	2,332	2,607
Change in value of NEC TOKIN option	(1,600)	(2,200)	10,400	27,000
Legal expenses related to antitrust class actions	766	541	1,941	1,259
Net foreign exchange (gain) loss	(724)	(3,171)	(2,644)	(2,122)
NEC TOKIN investment-related expenses	194	186	400	410
Amortization included in interest expense	188	217	378	437
Equity (income) loss from NEC TOKIN	(181)	(162)	(404)	(1,747)
Plant start-up costs	119	187	427	382
Net (gain) loss on sales and disposals of assets	84	(304)	175	(362)
Pension plan adjustment	—	—	—	312
Income tax effect of non-U.S. GAAP adjustments (1)	29	153	29	116
Adjusted net income (loss) (non-U.S. GAAP)	$6,955	$4,274	$10,261	$4,934
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted EBITDA (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2016	2015	2016	2015
Net income (loss) (U.S. GAAP)	$(4,998)	$7,194	$(17,203)	$(29,856)
Adjustments:
Interest expense, net	9,904	9,808	19,824	19,818
Income tax expense (benefit)	830	1,438	2,630	1,190
Depreciation and amortization	9,440	9,265	18,876	19,182
Write down of long-lived assets	6,193	—	6,193	—
Restructuring charges	3,998	23	4,686	1,847
ERP integration/IT transition costs	1,783	282	3,551	4,651
Change in value of NEC TOKIN option	(1,600)	(2,200)	10,400	27,000
Stock-based compensation expense	1,104	1,328	2,332	2,607
Legal expenses related to antitrust class actions	766	541	1,941	1,259
Net foreign exchange (gain) loss	(724)	(3,171)	(2,644)	(2,122)
NEC TOKIN investment-related expenses	194	186	400	410
Equity (income) loss from NEC TOKIN	(181)	(162)	(404)	(1,747)
Plant start-up costs	119	187	427	382
Net (gain) loss on sales and disposals of assets	84	(304)	175	(362)
Pension plan adjustment	—	—	—	312
Adjusted EBITDA (non-U.S. GAAP)	$26,912	$24,415	$51,184	$44,571

Adjusted gross margin represents net sales less cost of sales excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted gross margin to facilitate our analysis and understanding of our business operations by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted gross margin is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted gross margin should not be considered as an alternative to gross margin or any other performance measure derived in accordance with U.S. GAAP.

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

Impact of Recently Issued Accounting Standards

 New accounting standards adopted/issued

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. This guidance changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is permitted, and KEMET adopted ASU No. 2016-09 as of April 1, 2016. The Company elected to discontinue estimating forfeitures that are expected to occur and recorded a cumulative effect adjustment to retained earnings of $130,000 as of April 1, 2016. There was no cumulative adjustment related to the excess tax benefits as the Company did not have an additional paid in capital pool of excess tax benefits. The adoption did not have a significant impact to the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The ASU requires an entity that uses first-in, first-out or average cost to measure its inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was effective for interim and annual reporting periods beginning April 1, 2016. The adoption of ASU 2015-11 did not materially impact the Company’s operating results and financial position.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs associated with line-of-credit arrangements that were not specifically addressed in ASU 2015-03. ASU 2015-15 states that entities may elect to continue to treat debt issuance costs associated with lines of credit as an asset, consistent with current treatment. The Company adopted these ASUs in the first quarter of 2017. The ASUs did not impact the Company’s results of operations or liquidity. The balance sheet as of March 31, 2016 has been adjusted to reflect retrospective application of the new accounting guidance as follows (amounts in thousands):

	As Previously Reported	Retrospective Adjustment	As Adjusted
Other assets	$5,832	$(2,764)	$3,068
Total assets	702,544	(2,764)	699,780
Long-term debt, less current portion	388,597	(2,764)	385,833
Total liabilities and stockholders’ equity	702,544	(2,764)	699,780

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance requires either a retrospective or a modified retrospective approach at adoption. Early adoption is permitted, but not before Company’s fiscal year that begins on April 1, 2017 (the original effective date of the ASU). Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

•
ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017 (ASU 2015-14 is effective for the Company’s fiscal year that begins on April 1, 2018 and interim periods within that fiscal year).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3. Legal Proceedings” of our 2016 Annual Report includes a discussion of our legal proceedings.  There have been no material changes from the Company’s legal proceedings described in our 2016 Annual Report, except as follows: KEMET’s motion for summary judgment in the previously disclosed purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on March 30, 2016, has been terminated by the United States District Court, Northern District of California, which is deferring all such motions to later in the case.  KEMET’s motion is likely to be amended and possibly consolidated with other defendants' summary judgment motions, pursuant to a schedule yet to be determined by the Court. For an update on certain legal matters concerning NEC TOKIN, our equity method investee, see Note 6, “Investment in NEC TOKIN.”

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2016 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchase of shares of our common stock during the quarter ended September 30, 2016 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 to July 31, 2016	9	$3.44	—	—
August 1 to August 31, 2016	—	—	—	—
September 1 to September 30, 2016	—	—	—	—
Total for Quarter Ended September 30, 2016	9	$3.44

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and six-month periods ended September 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at September 30, 2016 and March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2016, and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2016
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and six-month periods ended September 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at September 30, 2016 and March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2016, and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.