Form 10-Q
period 2016-12-31
KEMET CORP
filed 2017-02-02
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of January 30, 2017 was 46,506,510.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended December 31, 2016

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	December 31, 2016	March 31, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$87,356	$65,004
Accounts receivable, net	82,519	93,168
Inventories, net	154,519	168,879
Prepaid expenses and other	24,035	25,496
Total current assets	348,429	352,547
Property, plant and equipment, net of accumulated depreciation of $817,605 and $815,338 as of December 31, 2016 and March 31, 2016, respectively	211,927	241,839
Goodwill	40,294	40,294
Intangible assets, net	30,204	33,301
Investment in NEC TOKIN	21,202	20,334
Deferred income taxes	7,768	8,397
Other assets	2,712	3,068
Total assets	$662,536	$699,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,000
Accounts payable	62,347	70,981
Accrued expenses	46,418	50,320
Income taxes payable	1,068	453
Total current liabilities	109,833	123,754
Long-term debt, less current portion	386,226	385,833
Other non-current obligations	72,704	74,892
Deferred income taxes	3,326	2,820
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,508 shares at December 31, 2016 and March 31, 2016	465	465
Additional paid-in capital	445,950	452,821
Retained deficit	(304,565)	(299,510)
Accumulated other comprehensive income	(51,024)	(31,425)
Treasury stock, at cost (67 and 611 shares at December 31, 2016 and March 31, 2016, respectively)	(379)	(9,870)
Total stockholders’ equity	90,447	112,481
Total liabilities and stockholders’ equity	$662,536	$699,780
(1) Derived from audited financial statements.

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Net sales	$188,029	$177,184	$560,272	$550,897
Operating costs and expenses:
Cost of sales	140,692	138,436	423,999	429,630
Selling, general and administrative expenses	26,665	22,278	78,551	75,656
Research and development	7,059	6,134	21,107	18,560
Restructuring charges	(369)	1,714	4,317	3,561
Write down of long-lived assets	—	—	6,193	—
Net (gain) loss on sales and disposals of assets	132	129	307	(233)
Total operating costs and expenses	174,179	168,691	534,474	527,174
Operating income (loss)	13,850	8,493	25,798	23,723
Non-operating (income) expense:
Interest income	(5)	(4)	(14)	(10)
Interest expense	9,918	9,852	29,751	29,676
Change in value of NEC TOKIN option	(6,900)	(700)	3,500	26,300
Other (income) expense, net	(3,384)	(1,320)	(6,683)	(2,495)
Income (loss) before income taxes and equity income (loss) from NEC TOKIN	14,221	665	(756)	(29,748)
Income tax expense (benefit)	1,810	2,760	4,440	3,950
Income (loss) before equity income (loss) from NEC TOKIN	12,411	(2,095)	(5,196)	(33,698)
Equity income (loss) from NEC TOKIN	(133)	(6,505)	271	(4,758)
Net income (loss)	$12,278	$(8,600)	$(4,925)	$(38,456)

Net income (loss) per basic share	$0.26	$(0.19)	$(0.11)	$(0.84)

Net income (loss) per diluted share	$0.22	$(0.19)	$(0.11)	$(0.84)

Weighted-average shares outstanding:
Basic	46,606	46,081	46,469	45,953
Diluted	55,296	46,081	46,469	45,953

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Net income (loss)	$12,278	$(8,600)	$(4,925)	$(38,456)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(10,773)	(6,121)	(17,848)	(4,722)
Defined benefit pension plans, net of tax impact	165	6,910	492	7,322
Post-retirement plan adjustments	116	96	31	17
Equity interest in NEC TOKIN’s other comprehensive income (loss)	6,161	143	598	(4,463)
Foreign exchange contracts	(1,166)	672	(2,872)	(3,045)
Other comprehensive income (loss)	(5,497)	1,700	(19,599)	(4,891)
Total comprehensive income (loss)	$6,781	$(6,900)	$(24,524)	$(43,347)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine-Month Periods Ended December 31,
	2016	2015
Net income (loss)	$(4,925)	$(38,456)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,971	28,856
Equity (income) loss from NEC TOKIN	(271)	4,758
Non-cash debt and financing costs	561	649
Stock-based compensation expense	3,471	3,761
Receivable write down	64	24
Change in value of NEC TOKIN option	3,500	26,300
Net (gain) loss on sales and disposals of assets	307	(233)
Write down of long-lived assets	6,193	—
Pension and other post-retirement benefits	2,096	652
Change in deferred income taxes	819	735
Change in operating assets	21,459	4,762
Change in operating liabilities	(18,918)	(32,891)
Other	(183)	526
Net cash provided by (used in) operating activities	42,144	(557)
Investing activities:
Capital expenditures	(15,011)	(14,120)
Acquisitions, net of cash received	—	(2,892)
Proceeds from sale of assets	—	898
Net cash provided by (used in) investing activities	(15,011)	(16,114)
Financing activities:
Proceeds from revolving line of credit	—	10,000
Payments on revolving line of credit	—	(5,500)
Payments on long-term obligations	(2,428)	(481)
Purchase of treasury stock	(1,052)	(691)
Proceeds from exercise of stock options	69	—
Net cash provided by (used in) financing activities	(3,411)	3,328
Net increase (decrease) in cash and cash equivalents	23,722	(13,343)
Effect of foreign currency fluctuations on cash	(1,370)	139
Cash and cash equivalents at beginning of fiscal period	65,004	56,362
Cash and cash equivalents at end of fiscal period	$87,356	$43,158

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and nine-month periods ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

New accounting standards adopted/issued

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. The update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires modified retrospective transition method which is a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. This guidance changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is permitted, and KEMET adopted ASU No. 2016-09 as of April 1, 2016. The Company elected to discontinue estimating forfeitures that are expected to occur and recorded a cumulative effect adjustment to retained earnings of $130,000 as of April 1, 2016. There was no cumulative adjustment related to the excess tax benefits as the Company did not have an additional paid in capital pool of excess tax benefits. The adoption did not have a significant impact on the Company’s consolidated financial statements.

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

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

The effective date of this guidance is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, but not before the Company’s fiscal year that begins on April 1, 2017 (the original effective date of the ASU). The Company plans to adopt the requirements of the new standard in the first quarter of fiscal year 2019. The Company is currently in the process of assessing the impact the adoption of the new revenue standards will have on its consolidated financial statements and related disclosures.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2016 are as follows (amounts in thousands):

	Carrying Value December 31,	Fair Value December 31,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2016	2016	Level 1	Level 2 (2)	Level 3	2016	2016	Level 1	Level 2 (2)	Level 3
Assets (Liabilities):
Money markets (1)	$719	$719	$719	$—	$—	$738	$738	$738	$—	$—
Total debt	(386,226)	(383,880)	(353,441)	(30,439)	—	(387,833)	(284,261)	(254,713)	(29,548)	—
NEC TOKIN option, net (3)	(24,100)	(24,100)	—	—	(24,100)	(20,600)	(20,600)	—	—	(20,600)
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)
See Note 6, “Investment in NEC TOKIN,” for a description of the NEC TOKIN option.  The value of the option depends on the enterprise value of NEC TOKIN Corporation and its forecasted EBITDA over the duration of the option. The option has been valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes NEC TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2016	$(20,600)
Change in value of NEC TOKIN option	(3,500)
December 31, 2016	$(24,100)

Inventories

Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2016	March 31, 2016
Raw materials and supplies	$68,233	$80,289
Work in process	48,545	46,631
Finished goods	53,709	58,060
	170,487	184,980
Inventory reserves	(15,968)	(16,101)
	$154,519	$168,879

Warrant

As of December 31, 2016 and March 31, 2016, 8.4 million shares were subject to the warrant (which expires June 30, 2019) held by K Equity, LLC.

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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters and nine-month periods ended December 31, 2016 and 2015. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Debt

A summary of debt is as follows (amounts in thousands):

	December 31, 2016	March 31, 2016
10.5% Senior Notes, net (1)	$352,345	$353,952
Revolving line of credit	33,881	33,881
Total debt	386,226	387,833
Current maturities	—	(2,000)
Total long-term debt	$386,226	$385,833

(1) As noted in Note 1, “Basis of Financial Statements Presentation,” ASU No. 2015-03, Interest - Imputation of Interest, was adopted as of April 1, 2016. As such, debt issuance cost, if any, is included within the respective debt balance. Amounts shown are net of premium and debt issuance costs of $0.7 million and $1.0 million as of December 31, 2016 and March 31, 2016, respectively which reduce the 10.5% Senior Notes balance.

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and nine-month periods ended December 31, 2016 and 2015, consists of the following (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Contractual interest expense	$9,693	$9,761	$29,091	$29,332
Capitalized interest	(48)	(163)	(151)	(439)
Amortization of debt issuance costs	348	348	1,044	1,044
Amortization of debt (premium) discount	(204)	(188)	(603)	(554)
Imputed interest on acquisition-related obligations	39	52	120	159
Interest expense on capital lease	90	42	250	134
Total interest expense	$9,918	$9,852	$29,751	$29,676

Revolving Line of Credit

On May 2, 2016, the Loan and Security Agreement dated September 30, 2010, as amended, by and among KEMET Electronics Corporation (“KEC”), KEMET Electronics Marketing (S) Pte. Ltd., KEMET Foil Manufacturing, LLC (“KEMET Foil”), KEMET Blue Powder Corporation (“KEMET Blue Powder”), The Forest Electric Company and the financial institutions party thereto (the “Loan and Security Agreement”), was amended and, as a result, the revolving credit facility increased to $65.0 million. The Company had the following activity for the nine-month period ended December 31, 2016 and resulting balances under the revolving line of credit (amounts in thousands, excluding percentages):

	March 31, 2016	Nine-Month Period Ended December 31, 2016		December 31, 2016
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$19,881	$—	$—	$19,881	5.000%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (3)	12,000	—	—	12,000	3.500%	February 21, 2017
Singapore Borrowing 2 (3)(4)	2,000	—	—	2,000	3.375%	January 9, 2017
Total Facilities	$33,881	$—	$—	$33,881

______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.50%, as defined in the Loan and Security Agreement.
(2) For Singapore borrowings, London Interbank Offer Rate (“LIBOR”), plus a spread of 2.50% as of December 31, 2016.
(3) The Company has the intent and ability to extend the due date on the Singapore borrowings.
(4) In January 2017, the Company extended the due date to April 10, 2017 at 3.625%.

As of December 31, 2016, these were the only borrowings under the revolving line of credit, and the Company’s available borrowing capacity under the Loan and Security Agreement was $31.1 million.

10.5% Senior Notes

On May 10, 2016, the Company repurchased and retired $2.0 million of its 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”). As of December 31, 2016 and March 31, 2016, the Company had outstanding $353.0 million and $355.0 million, respectively in aggregate principal amount of the Company’s 10.5% Senior Notes.  The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $6.2 million and $15.5 million as of December 31, 2016 and March 31, 2016, respectively.

Note 3. Impairment Charges

In the quarter ended September 30, 2016 we recorded a write down of long-lived assets of $6.2 million due to the following two actions.

On August 31, 2016, KEMET Electronics Corporation, a wholly-owned subsidiary of KEMET made the decision to shut-down operations of its wholly-owned subsidiary, KEMET Foil Manufacturing, LLC (“KFM”). Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. KFM supplied formed foil to the Company’s Film and Electrolytic Business Group (“Film and Electrolytic”), as well as to certain third party customers. The Company anticipates that Film and Electrolytic will achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. During the second fiscal quarter ending September 30, 2016, Film and Electrolytic recorded impairment charges totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets. The impairment charges are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets”. In addition, the Company has accrued severance charges and restructuring costs described in Note 4, “Restructuring Charges.” Due to the operating loss incurred by Film and Electrolytic in the nine-month period ending December 31, 2016, we tested its long-lived assets for impairment as of December 31, 2016 and concluded that the long-lived assets for Film and Electrolytic were not impaired.

The Solid Capacitor Business Group (“Solid Capacitors”) initiated a plan to relocate its K-Salt operations from a leased facility to its existing Matamoros, Mexico facility. Impairment charges of approximately $2.1 million are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets”. In addition, the Company has accrued severance charges described in Note 4, “Restructuring Charges” and has incurred equipment relocation costs of approximately $0.1 million in the third quarter of fiscal year 2017 and expects to incur an additional $1.1 million through June of 2017.

Note 4. Restructuring Charges

KEMET’s restructuring plans are focused on making the Company more competitive by reducing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company.

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and nine-month periods ended December 31, 2016 and 2015, is as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Personnel reduction costs	$(215)	$795	$1,864	$1,905
Relocation and exit costs	(154)	919	2,453	1,656
Restructuring charges	$(369)	$1,714	$4,317	$3,561

Quarter Ended December 31, 2016

The Company recorded a credit of $0.4 million in restructuring charges in the quarter ended December 31, 2016 comprised of a $0.2 million credit to personnel reduction costs and a $0.2 million credit to manufacturing relocation and exit costs.

The credit to personnel reduction costs of $0.2 million is due to natural attrition in Matamoros, Mexico resulting in a reduction in severance accrual.

The credit to manufacturing relocation costs of $0.2 million primarily consists of a $0.3 million reduction in accrual related to contract termination costs related to the shut-down of operations for KFM partially offset by the following charges: $0.1 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions and $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.

Nine-Month Period Ended December 31, 2016

The Company incurred $4.3 million in restructuring charges in the nine-month period ended December 31, 2016 comprised of $1.9 million in personnel reduction costs and $2.5 million in manufacturing relocation and exit costs.

The personnel reduction costs of $1.9 million consist of $0.4 million in headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee, $0.3 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico, $0.3 million for overhead reductions in Sweden, $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office, $0.3 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions, $0.2 million overhead reductions as we relocate the R&D operations from Weymouth, England to Evora, Portugal, and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.

The manufacturing relocation costs of $2.5 million primarily consists of $1.9 million in expenses related to contract termination costs related to the shut-down of operations for KFM, $0.4 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico, and $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.

Quarter Ended December 31, 2015

The Company incurred $1.7 million in restructuring charges in the quarter ended December 31, 2015 including $0.8 million in personnel reduction costs and $0.9 million in manufacturing relocation costs.

The personnel reduction costs of $0.8 million were due primarily to $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico, $0.1 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.1 million for overhead reductions in North America and Europe.

The Company also incurred $0.9 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

Nine-Month Period Ended December 31, 2015

The Company incurred $3.6 million in restructuring charges in the nine-month period ended December 31, 2015 comprised of $1.9 million of personnel reduction costs and $1.7 million in manufacturing relocation costs.

The personnel reduction costs of $1.9 million consist of the following: $0.9 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.6 million related to a headcount reduction in Suzhou, China for the Film and Electrolytic production line transfer from Suzhou, China to Anting, China, $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico, $0.4 million for headcount reductions in Europe (primarily Landsberg, Germany) and $0.6 million for headcount reductions related to the outsourcing of the Company’s information technology function and overhead reductions in North America and Europe. These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy. The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees. Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction. Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016.

The Company also incurred $1.7 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

Reconciliation of Restructuring Liability

A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and nine-month periods ended December 31, 2016 and 2015 is as follows (amounts in thousands):

	Quarter Ended December 31, 2016		Quarter Ended December 31, 2015
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$2,101	$1,982	$2,279	$—
Costs charged to expense	(215)	(154)	795	919
Costs paid or settled	(579)	(832)	(1,209)	(919)
Change in foreign exchange	(46)	—	(43)	—
End of period	$1,261	$996	$1,822	$—

	Nine-Month Period Ended December 31, 2016		Nine-Month Period Ended December 31, 2015
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$976	$—	$7,239	$—
Costs charged to expense	1,864	2,453	1,905	1,656
Costs paid or settled	(1,510)	(1,457)	(7,492)	(1,656)
Change in foreign exchange	(69)	—	170	—
End of period	$1,261	$996	$1,822	$—

Note 5. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters ended December 31, 2016 and 2015 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$(17,347)	$1,029	$(14,834)	$(12,302)	$(2,073)	$(45,527)
Other comprehensive income (loss) before reclassifications	(10,773)	—	—	6,161	(2,146)	(6,758)
Amounts reclassified out of AOCI	—	116	165	—	980	1,261
Other comprehensive income (loss)	(10,773)	116	165	6,161	(1,166)	(5,497)
Balance at December 31, 2016	$(28,120)	$1,145	$(14,669)	$(6,141)	$(3,239)	$(51,024)

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2015	$(10,733)	$1,080	$(19,951)	$(3,069)	$(2,714)	$(35,387)
Other comprehensive income (loss) before reclassifications	(6,121)	—	6,663	143	(1,096)	(411)
Amounts reclassified out of AOCI	—	96	247	—	1,768	2,111
Other comprehensive income (loss)	(6,121)	96	6,910	143	672	1,700
Balance at December 31, 2015	$(16,854)	$1,176	$(13,041)	$(2,926)	$(2,042)	$(33,687)

Changes in AOCI for the nine-month periods ended December 31, 2016 and 2015 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(10,272)	$1,114	$(15,161)	$(6,739)	$(367)	$(31,425)
Other comprehensive income (loss) before reclassifications	(17,848)	—	—	598	(6,745)	(23,995)
Amounts reclassified out of AOCI	—	31	492	—	3,873	4,396
Other comprehensive income (loss)	(17,848)	31	492	598	(2,872)	(19,599)
Balance at December 31, 2016	$(28,120)	$1,145	$(14,669)	$(6,141)	$(3,239)	$(51,024)

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(12,132)	$1,159	$(20,363)	$1,537	$1,003	$(28,796)
Other comprehensive income (loss) before reclassifications	(4,722)	—	6,663	(4,463)	(6,289)	(8,811)
Amounts reclassified out of AOCI	—	17	659	—	3,244	3,920
Other comprehensive income (loss)	(4,722)	17	7,322	(4,463)	(3,045)	(4,891)
Balance at December 31, 2015	$(16,854)	$1,176	$(13,041)	$(2,926)	$(2,042)	$(33,687)

(1)
Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter and nine-month periods ended December 31, 2016 and 2015.

(2)	Ending balance is net of tax of $2.0 million and $2.2 million as of December 31, 2016 and December 31, 2015, respectively.

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

The Company has marked the Put Option to fair value and in the quarter and nine-month periods ended December 31, 2016 recognized a $6.9 million gain and a $3.5 million loss, respectively, which was included on the line item “Change in value of the NEC TOKIN option” in the Condensed Consolidated Statement of Operations. The option has been valued using option pricing methods in a Monte Carlo simulation and is impacted by changes in time to maturity, discount rates, interest rates, foreign exchange rates, and NEC TOKIN's projected performance, etc. The line item “Other non-current obligations” on the Condensed Consolidated Balance Sheets includes $24.1 million and $20.6 million as of December 31, 2016 and March 31, 2016, respectively, related to the respective fair value of the Put Option.

KEC’s total investment in NEC TOKIN on February 1, 2013, the closing date of the acquisition, was $54.5 million which includes $50.0 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and various other services necessary to complete the transactions). The Company has made an allocation of the aggregate purchase price, which was based upon estimates that the Company believes are reasonable.

Summarized financial information for NEC TOKIN follows (amounts in thousands):

	December 31, 2016	March 31, 2016
Current assets	$248,128	$240,427
Non-current assets	230,232	260,614
Current liabilities	160,648	179,360
Non-current liabilities	322,768	335,500

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Sales	$127,845	$111,594	$374,944	$343,686
Gross profit	28,886	24,610	82,487	74,333
Net income (loss) (1)	1,082	(17,867)	5,444	(10,606)
(1) The significant changes between the periods were due to the additional accrual of anti-trust litigation loss recorded during the quarter ended December 31, 2015; see discussion below.

A reconciliation between NEC TOKIN’s net income (loss) and KEC’s equity investment income (loss) follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
NEC TOKIN net income (loss)	$1,082	$(17,867)	$5,444	$(10,606)
KEC’s economic interest %	34%	34%	34%	34%
Equity income (loss) from NEC TOKIN before adjustments	368	(6,075)	1,851	(3,606)

Adjustments:
Amortization and depreciation	(562)	(494)	(1,686)	(1,118)
Inventory profit elimination	61	64	106	(34)
Equity income (loss) from NEC TOKIN	$(133)	$(6,505)	$271	$(4,758)

A reconciliation between NEC TOKIN’s net assets and KEC’s investment in NEC TOKIN follows (amounts in thousands):

	December 31, 2016	March 31, 2016
Investment in NEC TOKIN	$21,202	$20,334
Purchase price accounting basis adjustments:
Property, plant and equipment (1)	3,014	3,365
Technology (1)	(8,657)	(10,134)
Long-term debt (1)	(1,238)	(1,975)
Goodwill	(7,250)	(7,555)
Indemnity asset for legal investigation	(8,500)	(8,500)
Inventory profit elimination (2)	265	371
Other	(553)	(604)
KEC’s 34% economic interest in NEC TOKIN’s net assets	$(1,717)	$(4,698)
(1) Amortized over the estimated lives.
(2) Adjusted each period for any activity.

As of December 31, 2016, KEC’s maximum loss exposure as a result of its investments in NEC TOKIN is limited to the aggregate of the carrying value of the investment, any accounts receivable balance due from NEC TOKIN and obligations in the Put Option.

Summarized transactions between KEC and NEC TOKIN are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
KEC’s sales to NEC TOKIN	$4,814	$5,020	$13,096	$14,350
NEC TOKIN’s sales to KEMET	2,350	1,157	6,112	4,747

	December 31, 2016	March 31, 2016
Accounts receivable	$2,989	$5,220
Accounts payable	907	1,019
Management service agreement receivable (1)	638	748
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

On September 2, 2015, the United States Department of Justice announced a plea agreement with NEC TOKIN in which NEC TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over five years in six installments of $2.3 million each, plus accrued interest. The first and second payments were made in February 2016 and January 2017, respectively, while the next payment is due in January 2018.

On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that NEC TOKIN would be fined 1,218.2 million New Taiwan dollars (“NTD”) (approximately U.S. $37.7 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has reduced the fine to NTD609.1 million (approximately U.S. $18.9 million). In February 2016, NEC TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine, however, the likelihood of success cannot yet be determined.

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

The remaining governmental investigations are continuing at various stages. As of December 31, 2016, NEC TOKIN’s accrual for antitrust and civil litigation claims totaled $72.5 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued.

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

Film and Electrolytic

Operating in nine manufacturing sites throughout Europe and Asia, Film and Electrolytic primarily produces film, paper, and electrolytic capacitors which are sold globally. In addition, this business group has product innovation centers in Portugal, Italy, Germany and Sweden.

The following table reflects each business group’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and nine-month periods ended December 31, 2016 and 2015 (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Net sales:
Solid Capacitors	$141,555	$135,300	$426,140	$416,261
Film and Electrolytic	46,474	41,884	134,132	134,636
	$188,029	$177,184	$560,272	$550,897
Operating income (loss) (1) (2):
Solid Capacitors	$37,264	$31,359	$107,753	$95,371
Film and Electrolytic	2,332	(1,770)	(6,231)	1,159
Corporate	(25,746)	(21,096)	(75,724)	(72,807)
	$13,850	$8,493	$25,798	$23,723
Depreciation and amortization expense:
Solid Capacitors	$5,078	$5,293	$15,643	$16,227
Film and Electrolytic	2,560	3,031	8,111	8,901
Corporate	1,457	1,350	4,217	3,728
	$9,095	$9,674	$27,971	$28,856

__________________

(1)    Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Restructuring charges:
Solid Capacitors	$(128)	$754	$566	$1,556
Film and Electrolytic	(243)	987	3,421	1,524
Corporate	2	(27)	330	481
	$(369)	$1,714	$4,317	$3,561

(2)    Write down of long-lived assets included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Write down of Long-lived Assets
Solid Capacitors	$—	$—	$2,076	$—
Film and Electrolytic	—	—	4,117	—
	$—	$—	$6,193	$—
___________________

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Sales by region:
North and South America (“Americas”)	$54,976	$56,411	$166,858	$170,525
Europe, Middle East, Africa (“EMEA”)	55,765	52,453	176,298	173,468
Asia and Pacific Rim (“APAC”)	77,288	68,320	217,116	206,904
	$188,029	$177,184	$560,272	$550,897

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2016 and 2015 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended December 31,		Quarters Ended December 31,
	2016	2015	2016	2015
Net service cost	$347	$404	$—	$—
Interest cost	358	338	1	3
Expected return on net assets	(94)	(105)	—	—
Amortization:
Actuarial (gain) loss	115	197	(71)	(64)
Prior service cost	21	15	—	—
Total net periodic benefit (income) costs	$747	$849	$(70)	$(61)

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the nine-month periods ended December 31, 2016 and 2015 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Nine-Month Periods Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Net service cost	$1,040	$1,514	$—	$—
Interest cost	1,076	1,013	9	14
Expected return on net assets	(283)	(315)	—	—
Amortization:
Actuarial (gain) loss	345	591	(155)	(143)
Prior service cost	64	44	—	—
Total net periodic benefit (income) costs	$2,242	$2,847	$(146)	$(129)

In fiscal year 2017, the Company expects to contribute up to $1.7 million to the pension plans, $0.8 million of which has been contributed as of December 31, 2016.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 9. Stock-based Compensation

As of December 31, 2016, the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”), approved by the Company’s stockholders in 2014, is the only plan the Company has to issue equity based awards to executives and key employees. Upon adoption of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).

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

Except as described below, options, restricted stock and RSUs issued under these plans vest within two to three years and expire ten years from the grant date. RSUs issued under these plans vest over three to four years, except for RSUs granted to members of the Board of Directors, which vest within one year, and performance-based RSUs, which vest over a one-year period following achievement of two-year performance targets. The Company grants RSUs to members of the Board of Directors, the Chief Executive Officer and key management. Once vested and settled, RSUs are converted into restricted stock. For members of the Board of Directors and senior personnel, such restricted stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.

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

The following is the vesting schedule of RSUs under each respective LTIP, which vested during the nine-month period ended December 31, 2016 (shares in thousands):

	2016/2017	2015/2016	2014/2015
Time-based award vested	187	111	130
Performance-based award vested	—	103	73

Restricted stock activity, excluding the LTIP activity discussed above, for the nine-month period ended December 31, 2016 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2016	1,430	$3.51
Granted	381	4.82
Vested	(328)	3.06
Forfeited	(20)	3.19
Non-vested restricted stock at December 31, 2016	1,463	$5.21

The compensation expense associated with stock-based compensation for the quarters ended December 31, 2016 and 2015 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended December 31, 2016			Quarter Ended December 31, 2015
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$3	$127	$178	$11	$130	$127
Selling, general and administrative expenses	4	379	402	11	340	474
Research and development	—	5	41	1	6	54
Total	$7	$511	$621	$23	$476	$655

The compensation expense associated with stock-based compensation for the nine-month periods ended December 31, 2016 and 2015 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Nine-Month Period Ended December 31, 2016			Nine-Month Period Ended December 31, 2015
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$21	$415	$557	$72	$444	$624
Selling, general and administrative expenses	20	1,072	1,232	79	1,033	1,365
Research and development	1	15	138	4	17	123
Total	$42	$1,502	$1,927	$155	$1,494	$2,112

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters and nine-month periods ended

December 31, 2016, and 2015. Sixteen thousand stock options were exercised in the nine-month periods ended December 31, 2016 and no stock options were exercised in the nine-month periods ended December 31, 2015.

Note 10. Income Taxes

During the quarter ended December 31, 2016, the Company recognized $1.8 million of income tax expense, comprised of $1.7 million of income tax expense related to foreign operations and $0.1 million of state income tax expense. During the nine-month period ended December 31, 2016, the Company recognized $4.4 million of income tax expense, comprised of $4.3 million of income tax expense related to foreign operations and $0.1 million of state income tax expense.

During the quarter ended December 31, 2015, the Company recognized $2.8 million of income tax expense from foreign operations. During the nine-month period ended December 31, 2015, the Company recognized $4.0 million of income tax expense, comprised of $4.4 million from foreign operations, $0.6 million of income tax benefit due to the reduction in the U.S. valuation allowance associated with the acquisition of IntelliData, Inc., and $0.2 million of state income tax expense.

There was no U.S. federal income tax benefit from net operating losses for the quarter and nine-month periods ended December 31, 2016 and 2015 due to a valuation allowance recorded on deferred tax assets.

Note 11. Basic and Diluted Net Income (Loss) Per Common Share

The following table presents basic earnings per share (“EPS”) and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$12,278	$(8,600)	$(4,925)	$(38,456)
Denominator:
Weighted-average shares outstanding:
Basic	46,606	46,081	46,469	45,953
Assumed conversion of employee stock grants	2,122	—	—	—
Assumed conversion of warrants	6,568	—	—	—
Diluted	55,296	46,081	46,469	45,953

Net income (loss) per basic share	$0.26	$(0.19)	$(0.11)	$(0.84)

Net income (loss) per diluted share	$0.22	$(0.19)	$(0.11)	$(0.84)

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Assumed conversion of employee stock grants	800	3,257	2,760	3,247
Assumed conversion of warrants	—	5,168	5,913	5,261

Note 12: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $47.5 million in peso contracts (notional value) outstanding at December 31, 2016.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.
The Company records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis, since they are subject to master netting agreements. As of December 31, 2016, no netting took place, as all contracts were in the liability position.
The balance sheet classifications and fair value of derivative instruments as of December 31, 2016 are as follows (amounts in thousands):

Fair Value of Derivative Instruments (1)
Accrued expenses	$3,240
______________________________________________________________________________
(1) Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.
The impact on the Consolidated Statement of Operations for the quarter and nine-month period ended December 31, 2016 are as follows (amounts in thousands):

Impact of Foreign Exchange Contracts on Condensed Consolidated Statement of Operations
Statement Caption	Quarter Ended December 31, 2016	Nine-Month Period Ended December 31, 2016
Net Sales	$—	$—
Operating costs and expenses:
Cost of sales	(980)	(3,873)
Total operating costs and expenses	(980)	(3,873)
Operating income (loss)	$(980)	$(3,873)
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

Note 13. Concentrations of Risks

The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters and nine-month periods ended December 31, 2016 and 2015.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of December 31, 2016 and March 31, 2016.

Electronics distributors are an important distribution channel in the electronics industry and accounted for 46% and 41% of the Company’s net sales in the nine-month periods ended December 31, 2016 and 2015, respectively.  As a result of the

Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.

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

The following subsidiaries comprise the Guarantor Subsidiaries: KEMET Electronics Corporation, KEMET Blue Powder Corporation, KEMET Foil Manufacturing, LLC, KEMET Services Corporation, The Forest Electric Company and IntelliData Inc. The following subsidiaries comprise the Non-Guarantor Subsidiaries group: KEMET Electronics Bulgaria EAD, KEMET Electronics Services EOOD, KEMET Electronics Oy, KEMET Electronics SAS, KEMET Electronics GmbH, KEMET Electronics Asia Limited, KEMET Electronics Greater China Limited, P.T. KEMET Electronics Indonesia, KEMET Electronics Italia S.r.l., KEMET Electronics S.p.A., KEMET Electronics Japan Co., Ltd., KEMET Electronics Macedonia DOOEL Skopje, KEMET Electronics (Malaysia) Sdn. Bhd., KEMET de Mexico, S.A. de C.V., KEMET Electronics (Suzhou) Co., Ltd., Shanghai Arcotronics Components & Machineries Co., Ltd., KEMET Electronics Portugal, S.A., Evox Rifa Pte Ltd., KEMET Electronics Marketing (S) Pte Ltd., Seoryong Singapore Pte. Ltd., KEMET Electronics AB, KEMET Electronics, S.A. and KEMET Electronics Limited.

 Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

Condensed Consolidating Balance Sheet
December 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$729	$46,038	$40,589	$—	$87,356
Accounts receivable, net	—	26,500	56,019	—	82,519
Intercompany receivable	32,874	195,280	149,763	(377,917)	—
Inventories, net	—	102,559	51,960	—	154,519
Prepaid expenses and other	3,325	11,976	11,698	(2,964)	24,035
Total current assets	36,928	382,353	310,029	(380,881)	348,429
Property and equipment, net	498	81,692	129,737	—	211,927
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	25,020	5,184	—	30,204
Investment in NEC TOKIN	—	21,202	—	—	21,202
Investments in subsidiaries	394,561	427,702	93,359	(915,622)	—
Deferred income taxes	—	1,045	6,723	—	7,768
Other assets	27	1,779	906	—	2,712
Long-term intercompany receivable	62,496	38,356	1,089	(101,941)	—
Total assets	$494,510	$1,019,443	$547,027	$(1,398,444)	$662,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	40	30,601	31,706	—	62,347
Intercompany payable	42,935	270,738	64,244	(377,917)	—
Accrued expenses	8,743	19,334	18,341	—	46,418
Income taxes payable	—	3,007	1,025	(2,964)	1,068
Total current liabilities	51,718	323,680	115,316	(380,881)	109,833
Long-term debt, less current portion	352,345	19,881	14,000	—	386,226
Other non-current obligations	—	27,399	45,305	—	72,704
Deferred income taxes	—	2,556	770	—	3,326
Long-term intercompany payable	—	62,496	39,445	(101,941)	—
Stockholders’ equity	90,447	583,431	332,191	(915,622)	90,447
Total liabilities and stockholders’ equity	$494,510	$1,019,443	$547,027	$(1,398,444)	$662,536

Condensed Consolidating Balance Sheet
March 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$36,209	$28,155	$—	$65,004
Accounts receivable, net	—	41,025	52,143	—	93,168
Intercompany receivable	30,210	132,523	170,224	(332,957)	—
Inventories, net	—	113,289	55,590	—	168,879
Prepaid expenses and other	3,325	12,161	12,974	(2,964)	25,496
Total current assets	34,175	335,207	319,086	(335,921)	352,547
Property and equipment, net	255	93,936	147,648	—	241,839
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	27,252	6,049	—	33,301
Investment in NEC TOKIN	—	20,334	—	—	20,334
Investments in subsidiaries	382,108	429,723	93,359	(905,190)	—
Deferred income taxes	—	800	7,597	—	8,397
Other assets	—	2,452	616	—	3,068
Long-term intercompany receivable	67,500	41,428	1,088	(110,016)	—
Total assets	$484,038	$991,426	$575,443	$(1,351,127)	$699,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$—	$—	$—	$2,000
Accounts payable	20	34,618	36,343	—	70,981
Intercompany payable	280	275,498	57,179	(332,957)	—
Accrued expenses	17,305	11,807	21,208	—	50,320
Income taxes payable	—	2,983	434	(2,964)	453
Total current liabilities	19,605	324,906	115,164	(335,921)	123,754
Long-term debt, less current portion	351,952	19,881	14,000	—	385,833
Other non-current obligations	—	25,797	49,095	—	74,892
Deferred income taxes	—	2,242	578	—	2,820
Long-term intercompany payable	—	67,500	42,516	(110,016)	—
Stockholders’ equity	112,481	551,100	354,090	(905,190)	112,481
Total liabilities and stockholders’ equity	$484,038	$991,426	$575,443	$(1,351,127)	$699,780

Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$211,214	$179,921	$(203,106)	$188,029
Operating costs and expenses:
Cost of sales	257	163,260	166,866	(189,691)	140,692
Selling, general and administrative expenses	11,695	16,590	11,795	(13,415)	26,665
Research and development	72	4,708	2,279	—	7,059
Restructuring charges	—	(466)	97	—	(369)
Write down of long-lived assets	—	(1,608)	1,608	—	—
Net (gain) loss on sales and disposals of assets	(7)	109	30	—	132
Total operating costs and expenses	12,017	182,593	182,675	(203,106)	174,179
Operating income (loss)	(12,017)	28,621	(2,754)	—	13,850
Non-operating (income) expense:
Interest income	—	—	(5)	—	(5)
Interest expense	9,395	383	140	—	9,918
Change in value of NEC TOKIN option	—	(6,900)	—	—	(6,900)
Other (income) expense, net	(10,479)	11,671	(4,576)	—	(3,384)
Equity in earnings of subsidiaries	(23,211)	—	—	23,211	—
Income (loss) before income taxes and equity income (loss) from NEC TOKIN	12,278	23,467	1,687	(23,211)	14,221
Income tax expense (benefit)	—	37	1,773	—	1,810
Income (loss) before equity income (loss) from NEC TOKIN	12,278	23,430	(86)	(23,211)	12,411
Equity income (loss) from NEC TOKIN	—	(133)	—	—	(133)
Net income (loss)	$12,278	$23,297	$(86)	$(23,211)	$12,278

Condensed Consolidating Statements of Comprehensive Income (Loss)
Quarter Ended December 31, 2016
(Unaudited)

Comprehensive income (loss)	$8,602	$29,828	$(8,438)	$(23,211)	$6,781

Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$211,268	$170,531	$(204,615)	$177,184
Operating costs and expenses:
Cost of sales	232	173,368	156,669	(191,833)	138,436
Selling, general and administrative expenses	8,306	16,207	10,547	(12,782)	22,278
Research and development	79	4,232	1,823	—	6,134
Restructuring charges	—	726	988	—	1,714
Net (gain) loss on sales and disposals of assets	—	(348)	477	—	129
Total operating costs and expenses	8,617	194,185	170,504	(204,615)	168,691
Operating income (loss)	(8,617)	17,083	27	—	8,493
Non-operating (income) expense:
Interest income	—	—	(4)	—	(4)
Interest expense	9,461	267	124	—	9,852
Change in value of NEC TOKIN option	—	(700)	—	—	(700)
Other (income) expense, net	(7,931)	7,997	(1,386)	—	(1,320)
Equity in earnings of subsidiaries	(1,547)	—	—	1,547	—
Income (loss) before income taxes and equity income (loss) from NEC TOKIN	(8,600)	9,519	1,293	(1,547)	665
Income tax expense (benefit)	—	44	2,716	—	2,760
Income (loss) before equity income (loss) from NEC TOKIN	(8,600)	9,475	(1,423)	(1,547)	(2,095)
Equity income (loss) from NEC TOKIN	—	(6,505)	—	—	(6,505)
Net income (loss)	$(8,600)	$2,970	$(1,423)	$(1,547)	$(8,600)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Quarter Ended December 31, 2015
(Unaudited)

Comprehensive income (loss)	$(10,474)	$4,604	$517	$(1,547)	$(6,900)

Condensed Consolidating Statement of Operation
For the Nine-Month Period Ended December 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$642,253	$519,814	$(601,795)	$560,272
Operating costs and expenses:
Cost of sales	1,023	499,922	485,391	(562,337)	423,999
Selling, general and administrative expenses	31,471	52,796	33,743	(39,459)	78,551
Research and development	228	13,581	7,298	—	21,107
Restructuring charges	—	3,125	1,192	—	4,317
Write down of long-lived assets	—	4,585	1,608	—	6,193
Net (gain) loss on sales and disposals of assets	(292)	1,132	(533)	—	307
Total operating costs and expenses	32,430	575,141	528,699	(601,796)	534,474
Operating income (loss)	(32,430)	67,112	(8,885)	1	25,798
Non-operating (income) expense:
Interest income	—	3	(17)	—	(14)
Interest expense	28,214	1,161	376	—	29,751
Change in value of NEC TOKIN option	—	3,500	—	—	3,500
Other (income) expense, net	(28,672)	29,556	(7,567)	—	(6,683)
Equity in earnings of subsidiaries	(27,047)	—	—	27,047	—
Income (loss) before income taxes and equity income (loss) from NEC TOKIN	(4,925)	32,892	(1,677)	(27,046)	(756)
Income tax expense (benefit)	—	94	4,346	—	4,440
Income (loss) before equity income (loss) from NEC TOKIN	(4,925)	32,798	(6,023)	(27,046)	(5,196)
Equity income (loss) from NEC TOKIN	—	271	—	—	271
Net income (loss)	$(4,925)	$33,069	$(6,023)	$(27,046)	$(4,925)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine-Month Period Ended December 31, 2016
(Unaudited)

Comprehensive income (loss)	$(9,929)	$32,331	$(19,880)	$(27,046)	$(24,524)

Condensed Consolidating Statement of Operations
For the Nine-Month Period Ended December 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$655,808	$527,604	$(632,515)	$550,897
Operating costs and expenses:
Cost of sales	931	528,352	490,621	(590,274)	429,630
Selling, general and administrative expenses	27,028	56,197	34,672	(42,241)	75,656
Research and development	26	12,834	5,700	—	18,560
Restructuring charges	—	2,182	1,379	—	3,561
Net (gain) loss on sales and disposals of assets	(7)	(1,101)	875	—	(233)
Total operating costs and expenses	27,978	598,464	533,247	(632,515)	527,174
Operating income (loss)	(27,978)	57,344	(5,643)	—	23,723
Non-operating (income) expense:
Interest income	—	—	(10)	—	(10)
Interest expense	28,395	865	416	—	29,676
Change in value of NEC TOKIN option	—	26,300	—	—	26,300
Other (income) expense, net	(25,484)	25,065	(2,076)	—	(2,495)
Equity in earnings of subsidiaries	7,567	—	—	(7,567)	—
Income (loss) before income taxes and equity income (loss) from NEC TOKIN	(38,456)	5,114	(3,973)	7,567	(29,748)
Income tax expense (benefit)	—	(320)	4,270	—	3,950
Income (loss) before equity income (loss) from NEC TOKIN	(38,456)	5,434	(8,243)	7,567	(33,698)
Equity income (loss) from NEC TOKIN	—	(4,758)	—	—	(4,758)
Net income (loss)	$(38,456)	$676	$(8,243)	$7,567	$(38,456)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine-Month Period Ended December 31, 2015
(Unaudited)

Comprehensive income (loss)	$(37,698)	$(7,109)	$(6,107)	$7,567	$(43,347)

Condensed Consolidating Statement of Cash Flows
For the Nine-Month Period Ended December 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$2,942	$14,962	$24,240	$—	$42,144
Investing activities:
Capital expenditures	—	(5,133)	(9,878)	—	(15,011)
Net cash used in investing activities	—	(5,133)	(9,878)	—	(15,011)
Financing activities:
Payments of long-term obligations	(1,870)	—	(558)	—	(2,428)
Proceeds from exercise of stock options	69	—	—	—	69
Purchase of treasury stock	(1,052)	—	—	—	(1,052)
Net cash provided by (used in) financing activities	(2,853)	—	(558)	—	(3,411)
Net increase (decrease) in cash and cash equivalents	89	9,829	13,804	—	23,722
Effect of foreign currency fluctuations on cash	—	—	(1,370)	—	(1,370)
Cash and cash equivalents at beginning of fiscal period	640	36,209	28,155	—	65,004
Cash and cash equivalents at end of fiscal period	$729	$46,038	$40,589	$—	$87,356

Condensed Consolidating Statements of Cash Flows
For the Nine-Month Period Ended December 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$691	$(8,085)	$6,837	$—	$(557)
Investing activities:
Capital expenditures	—	(6,221)	(7,899)	—	(14,120)
Proceeds from sale of assets	—	247	651	—	898
Acquisitions, net of cash received	—	(2,892)	—	—	(2,892)
Net cash used in investing activities	—	(8,866)	(7,248)	—	(16,114)
Financing activities:
Proceeds from revolving line of credit	—	8,000	2,000	—	10,000
Payments of revolving line of credit	—	(5,500)	—	—	(5,500)
Payments of long-term obligations	—	—	(481)	—	(481)
Purchase of treasury stock	(691)	—	—	—	(691)
Net cash provided by (used in) financing activities	(691)	2,500	1,519	—	3,328
Net increase (decrease) in cash and cash equivalents	—	(14,451)	1,108	—	(13,343)
Effect of foreign currency fluctuations on cash	—	—	139	—	139
Cash and cash equivalents at beginning of fiscal period	640	33,094	22,628	—	56,362
Cash and cash equivalents at end of fiscal period	$640	$18,643	$23,875	$—	$43,158

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

Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate; (ii) continued net losses could impact our ability to realize current operating plans and could materially adversely affect our liquidity and our ability to continue to operate; (iii) adverse economic conditions could cause the write down of long-lived assets or goodwill; (iv) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased materials; (v) changes in the competitive environment; (vi) uncertainty of the timing of customer product qualifications in heavily regulated industries; (vii) economic, political, or regulatory changes in the countries in which we operate; (viii) difficulties, delays or unexpected costs in completing the restructuring plans; (ix) equity method investment in NEC TOKIN exposes us to a variety of risks; (x) acquisitions and other strategic transactions expose us to a variety of risks; (xi) possible acquisition of NEC TOKIN may not achieve all of the anticipated results; (xii) our business could be negatively impacted by increased regulatory scrutiny and litigation; (xiii) inability to attract, train and retain effective employees and management; (xiv) inability to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xv) exposure to claims alleging product defects; (xvi) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xvii) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xviii) volatility of financial and credit markets affecting our access to capital; (xix) the need to reduce the total costs of our products to remain competitive; (xx) potential limitation on the use of net operating losses to offset possible future taxable income; (xxi) restrictions in our debt agreements that limit our flexibility in operating our business; (xxii) failure of our information technology systems to function properly or our failure to control unauthorized access to our systems may cause business disruptions; (xxiii) additional exercise of the warrant by K Equity which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions; (xxiv) fluctuation in distributor sales could adversely affect our results of operations; and (xxv) changes impacting international trade and corporate tax provisions may have an adverse effect on our financial condition and results of operations.

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

In addition, due to the operating loss incurred by Film and Electrolytic in the nine-month period ending December 31, 2016, we tested its long-lived assets for impairment as of December 31, 2016 and concluded that the long-lived assets for Film and Electrolytic were not impaired. Tests for the recoverability of a long-lived asset to be held and used are performed by comparing the carrying amount of the long-lived asset to the sum of the estimated future net undiscounted cash flows expected to be generated by the asset group. In estimating the future undiscounted cash flows, we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and hypothetical disposal (salvage value) of the asset group. These assumptions primarily include the average asset useful life and projections of sales and cost of sales over these asset lives. We will monitor the Film and Electrolytic long-lived assets in future periods as material changes in certain assumptions could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. This, in turn, could result in Film and Electrolytic not passing step 1 of the impairment test which would require the us to perform a discounted cash flow analysis to determine the impairment amount (if any).

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

KEMET operates eighteen production facilities in Europe, North America, and Asia, and employs approximately 8,900 employees worldwide. Commodity manufacturing has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.

Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the nine-month period ended December 31, 2016.  During the nine-month period ended December 31, 2016 we introduced 11,537 new products of which 1,303 were first to market. In addition, we continue to focus on specialty products which accounted for 41.3% of our revenue over this period.

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

Recent Developments and Trends

The following items are reflected in the financial statements for the quarter and nine-month periods ended December 31, 2016:

Write Down of Long-Lived Assets

In the nine-month period ended December 31, 2016 we recorded a write down of long-lived assets of $6.2 million due to the following two actions.

KEC made the decision to shut-down operations of its wholly-owned subsidiary, KFM as of October 31, 2016. We anticipate that Film and Electrolytic will achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. During the second fiscal quarter ending September 30, 2016, we incurred impairment charges totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets. The impairment charges are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets”. In addition, corresponding with this activity, we currently have accrued severance charges of $0.4 million and restructuring costs of $1.0 million related to contract termination costs; these restructuring charges are included within the line item “Accrued expenses” on the Condensed Consolidated Balance Sheet.

Solid Capacitors initiated a plan to relocate its K-Salt operations from a leased facility to our existing Matamoros, Mexico facility which resulted in impairment charges of approximately $2.1 million. In addition, we accrued severance charges of $0.1 million which are included within the line item “Restructuring charges” on the Condensed Consolidated Statements of Operations and we expect to incur additional equipment relocation costs of approximately $1.1 million through June of 2017.

Equity Investment

In the quarter ended December 31, 2016 we recorded equity loss related to our 34% economic interest in NEC TOKIN of $0.1 million.

KEC’s First and Second Call Options (as defined in Note 6, “Investment in NEC TOKIN”) to purchase additional capital stock of NEC TOKIN expired on April 30, 2015 without being exercised. Through May 31, 2018, NEC Corporation of Japan may exercise its Put Option (as defined in Note 6, “Investment in NEC TOKIN”), provided that KEC’s payment of the Put Option price is permitted under the 10.5% Senior Notes and Loan and Security Agreement. We have marked the Put Option to fair value and in the quarter and nine-month periods ended December 31, 2016 recognized a $6.9 million gain and a $3.5 million loss, respectively which was included on the line item “Change in Value of the NEC TOKIN option” in the Condensed Consolidated Statement of Operations. The line item “Other non-current obligations” on the Condensed Consolidated Balance Sheets includes $24.1 million as of December 31, 2016 related to the Put Option.

KEC and NEC Corporation have had discussions regarding the terms of a potential transaction pursuant to which KEC could acquire the remaining capital stock of NEC TOKIN. There can be no assurance regarding the outcome of these discussion or the timing and terms of any such transaction.

Brexit

In June 2016, the United Kingdom voted in a referendum to exit the European Union, commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been subject to volatility, including as a result of a decline in the value of the U.K. pound sterling as compared to the U.S. dollar. We have performed a preliminary assessment of the possible impact of Brexit to our consolidated financial statements. We believe that the uncertainty surrounding Brexit is not a material risk to our consolidated financial statements, however, the macroeconomic impact on our results of operations from this vote remains unknown and we will continue to monitor the impact.

Outlook

For the fourth quarter of fiscal year 2017, we expect net sales to be within the $188 million to $192 million range, flat to slightly higher that the current quarter, with a slight decline in gross margin as a percentage of net sales to between 24.2% and 24.7% and SG&A expenses are expected to be flat with the current quarter. We expect to spend in the range of $5 to $7 million in capital expenditures for the fourth quarter of fiscal year 2017 and $22 to $24 million for the full fiscal year 2017.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Comparison of the quarter ended December 31, 2016 with the quarter ended December 31, 2015

The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended December 31,
	2016	% to Total Sales	2015	% to Total Sales
Net sales	$188,029		$177,184
Gross margin	47,337	25.2%	38,748	21.9%
Selling, general and administrative expenses	26,665	14.2%	22,278	12.6%
Research and development	7,059	3.8%	6,134	3.5%
Restructuring charges	(369)	(0.2)%	1,714	1.0%
Net (gain) loss on sales and disposals of assets	132	0.1%	129	0.1%
Operating income (loss)	13,850	7.4%	8,493	4.8%

Interest income	(5)	n.m.	(4)	n.m.
Interest expense	9,918	5.3%	9,852	5.6%
Change in value of NEC TOKIN option	(6,900)	(3.7)%	(700)	(0.4)%
Other (income) expense, net	(3,384)	(1.8)%	(1,320)	(0.7)%
Income (loss) from continuing operations before income taxes and equity income (loss) from NEC TOKIN	14,221	7.6%	665	0.4%
Income tax expense (benefit)	1,810	1.0%	2,760	1.6%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	12,411	6.6%	(2,095)	(1.2)%
Equity income (loss) from NEC TOKIN	(133)	(0.1)%	(6,505)	(3.7)%
Net income (loss)	$12,278	6.5%	$(8,600)	(4.9)%
n.m. - not meaningful

Net Sales

Net sales for the quarter ended December 31, 2016 of $188.0 million increased $10.8 million or 6.1% from $177.2 million for the quarter ended December 31, 2015. Solid Capacitor net sales increased $6.3 million and Film and Electrolytic net sales increased $4.6 million. The increase in Solid Capacitors net sales is primarily related to a significant increase in net sales in the Asia and Pacific Rim (“APAC”) and Europe Middle East and Africa (“EMEA”) regions within the distributor channel. The increase in distributor channel sales was somewhat offset by a decrease in Tantalum sales in the APAC Electronics

Manufacturing Service Providers (“EMS”) channel and the Americas and EMEA Original Equipment Manufacturers (“OEM”) channel. For Film and Electrolytic, the increase in net sales was primarily driven by increased net sales in the APAC region for the OEM channel as well as the EMEA region for the distribution channel.

The following table reflects the percentage of net sales by region for the quarters ended December 31, 2016 and 2015:

	Quarters Ended December 31,
	2016	2015
Americas	29%	32%
EMEA	30%	30%
APAC	41%	38%
	100%	100%

The following table reflects the percentage of net sales by channel for the quarters ended December 31, 2016 and 2015:

	Quarters Ended December 31,
	2016	2015
Distributors	46%	40%
EMS	21%	22%
OEM	33%	38%
	100%	100%

Gross Margin

Gross margin for the quarter ended December 31, 2016 of $47.3 million (25.2% of net sales) increased $8.6 million or 22.2% from $38.7 million (21.9% of net sales) for the quarter ended December 31, 2015, and gross margin as a percentage of net sales improved 330 basis points. Solid Capacitors gross margin increased $5.9 million or 15.9% primarily due to an increase in net sales and continued variable margin improvement due to our restructuring activities, vertical integration, the favorable foreign currency impact on manufacturing costs, manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN. Film and Electrolytic gross margin increased $2.7 million due to an increase in net sales and favorable shift in product mix.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses of $26.7 million (14.2% of net sales) for the quarter ended December 31, 2016 increased $4.4 million or 19.7% from $22.3 million (12.6% of net sales) for the quarter ended December 31, 2015. The increase was attributable primarily to the following items: a $2.3 million increase in payroll and related expenses and benefits, primarily due to incentive-based compensation, a $1.6 million increase in ERP integration and technology transition costs, a $0.7 million increase in consulting and contractor expenses, a $0.6 million increase in professional fees, and a $0.3 million increase related primarily to the change in the allocation of IT and other costs between SG&A and cost of goods sold following an internal usage study. These increases were partially offset by a $1.0 million decrease in legal expenses primarily related to ongoing antitrust lawsuits.

Research and development (“R&D”)

R&D expenses of $7.1 million (3.8% of net sales) for the quarter ended December 31, 2016 increased $0.9 million or 15.1% compared to $6.1 million (3.5% of net sales) for the quarter ended December 31, 2015. The increase was primarily related to a $0.5 million increase in payroll-related expenses and benefits and a $0.5 million increase in engineering expenses.

Restructuring charges

Restructuring credits of $0.4 million for the quarter ended December 31, 2016 decreased $2.1 million from $1.7 million in restructuring charges for the quarter ended December 31, 2015.

We recognized a $0.4 million credit to restructuring charges in the quarter ended December 31, 2016 comprised of a $0.2 million credit to personnel reduction costs and $0.2 million credit to manufacturing relocation and exit costs. The credit to personnel reduction costs of $0.2 million is due to natural attrition in Matamoros, Mexico resulting in a reduction in severance accrual. The credit to manufacturing relocation costs of $0.2 million primarily consists of a $0.3 million reduction in accrual related to contract termination costs related to the shut-down of operations for KFM partially offset by the following charges: $0.1 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions and $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.

We incurred $1.7 million in restructuring charges in the quarter ended December 31, 2015 including $0.8 million in personnel reduction costs and $0.9 million in manufacturing relocation costs. The personnel reduction costs of $0.8 million is due primarily to $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico, $0.1 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, and $0.1 million for overhead reductions in North America and Europe. We also incurred $0.9 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

Operating income (loss)

Operating income of $13.9 million for the quarter ended December 31, 2016 improved $5.4 million from operating income of $8.5 million for the quarter ended December 31, 2015.  The improvement in operating income was primarily attributable to a $8.6 million improvement in gross margin and a $2.1 million decrease in restructuring charges. These improvements to operating income were partially offset by a $4.4 million increase in SG&A expenses and a $0.9 million increase in R&D expenses.

Non-operating (income) expense, net

Non-operating (income) expense, net was a net expense of $0.4 million for the quarter ended December 31, 2016 compared to a net expense of $7.8 million for the quarter ended December 31, 2015. The change is primarily attributable to a $1.6 million net favorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar. In addition, we incurred a $6.2 million favorable change in the gain/(loss) from the change in value of the NEC TOKIN option during the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015.

Income taxes

Income tax expense of $1.8 million for the quarter ended December 31, 2016 decreased $1.0 million compared to income tax expense of $2.8 million for the quarter ended December 31, 2015. Income tax expense of $1.7 million for the quarter ended December 31, 2016 was related to foreign operations and $0.1 million was related to state income tax expense.  Income tax expense of $2.8 million for the quarter ended December 31, 2015 related to foreign operations.

There was no U.S. federal income tax benefit from net operating losses for the quarters ended December 31, 2016 and 2015 due to a valuation allowance recorded on deferred tax assets.

Equity income (loss) from NEC TOKIN

Equity loss related to our 34% economic interest in NEC TOKIN of $0.1 million for the quarter ended December 31, 2016 reflects a $6.4 million favorable change compared to equity loss of $6.5 million for the quarter ended December 31, 2015. The $6.4 million favorable change was primarily comprised of the following: a $5.5 million decrease in additional accrual charge for antitrust fines and a $1.5 million increase in gross margin (including $1.2 million favorable impact from foreign currency exchange fluctuation) during the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015. The actual improvement in gross margin excluding foreign currency exchange impact was driven primarily by sales mix improvement, improvements in manufacturing efficiencies and reduction of fixed costs. Offsetting these favorable items were primarily the following: a $0.5 million increase in deferred tax expenses and a $0.1 million unfavorable change in selling, general and administrative expenses (including a $0.9 million unfavorable impact from foreign currency change fluctuation) in the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015. Also, the unfavorable change in selling, general and administrative expenses include a $0.6 million decrease in legal expenses relating to antitrust lawsuits.

Business Groups Comparison of the Quarter Ended December 31, 2016 with the Quarter Ended December 31, 2015

The following table reflects each business group’s net sales and operating income (loss), for the quarters ended December 31, 2016 and 2015 (amounts in thousands):

	Quarters Ended December 31,
	2016	2015
Net sales:
Solid Capacitors	$141,555	$135,300
Film and Electrolytic	46,474	41,884
Total	$188,029	$177,184
Operating income (loss):
Solid Capacitors	$37,264	$31,359
Film and Electrolytic	2,332	(1,770)
Corporate	(25,746)	(21,096)
Total	$13,850	$8,493

Solid Capacitors

The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors business group for the quarters ended December 31, 2016 and 2015 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$86,266		$82,979
Ceramic product line net sales	55,289		52,321
Solid Capacitors net sales	$141,555		$135,300
Solid Capacitors operating income (loss)	$37,264	26.3%	$31,359	23.2%

Net sales

Solid Capacitors net sales of $141.6 million for the quarter ended December 31, 2016 increased $6.3 million or 4.6% from $135.3 million for the quarter ended December 31, 2015. The increase was driven by a significant increase in net sales in the distributor channel across all regions, most predominantly in the APAC region. The increase in distributor channel sales was somewhat offset by a decrease in the EMS channel of the APAC region for the Tantalum product line and Americas region for the Ceramics product line as well as the OEM channel of the Americas and EMEA regions for the Tantalum product line and the Americas region for the Ceramics product line.
A summary of Solid Capacitors net sales by channel is shown below (amounts in thousands):

	Quarters Ended December 31,		Change in Net Sales
	2016	2015
Distributors	$66,208	$53,566	$12,642
EMS	34,089	34,868	(779)
OEM	41,258	46,866	(5,608)
Solid Capacitors net sales	$141,555	$135,300	$6,255

Segment operating income (loss)

Segment operating income of $37.3 million for the quarter ended December 31, 2016 improved $5.9 million or 18.8% from $31.4 million in the quarter ended December 31, 2015. The increase in operating income is primarily a result of a $5.9 million improvement in gross margin. Improvements in gross margin were driven by an increase in net sales and continued variable margin improvement due to our restructuring activities, vertical integration, the favorable foreign currency impact on manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN. In addition, there was a $0.9 million decrease in restructuring charges as the quarter ended December 31, 2015 included $0.8 million in charges primarily related to the consolidation and relocation of certain Solid Capacitor manufacturing in Victoria and Matamoros, Mexico. The gross margin improvement was partially offset by a $0.7 million increase in R&D.

Film and Electrolytic

The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the quarters ended December 31, 2016 and 2015 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$46,474		$41,884
Operating income (loss)	2,332	5.0%	(1,770)	(4.2)%

Net sales

Film and Electrolytic net sales of $46.5 million for the quarter ended December 31, 2016 increased $4.6 million or 11.0% from $41.9 million for the quarter ended December 31, 2015. The increase was primarily driven by increased net sales in the distributor channel across all regions as well as the OEM channel of the APAC region. Included in the net sales increase was an unfavorable impact of $0.2 million from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.

Segment operating income (loss)

Segment operating income of $2.3 million for the quarter ended December 31, 2016 improved $4.1 million from segment operating loss of $1.8 million in the quarter ended December 31, 2015. The increase in segment operating income (loss) was driven by the following: a gross margin improvement of $2.7 million related to the net sales increase and favorable shift in product mix, a $1.2 million decrease in restructuring charges during the quarter ended December 31, 2016 and a decrease of $0.2 million in other operating expenses.

Consolidated Comparison of the Nine-Month Period Ended December 31, 2016 with the Nine-Month Period Ended December 31, 2015

The following table sets forth the Condensed Consolidated Statements of Operations for the nine-month periods ended December 31, 2016 and 2015 (amounts in thousands):

	Nine-Month Periods Ended December 31,
	2016	% to Total Sales	2015	% to Total Sales
Net sales	$560,272		$550,897
Gross margin	136,273	24.3%	121,267	22.0%
Selling, general and administrative expenses	78,551	14.0%	75,656	13.7%
Research and development	21,107	3.8%	18,560	3.4%
Restructuring charges	4,317	0.8%	3,561	0.6%
Write down of long-lived assets	6,193	1.1%	—	n.m.
Net (gain) loss on sales and disposals of assets	307	n.m.	(233)	n.m.
Operating income (loss)	25,798	4.6%	23,723	4.3%

Interest income	(14)	n.m.	(10)	n.m.
Interest expense	29,751	5.3%	29,676	5.4%
Change in value of NEC TOKIN option	3,500	0.6%	26,300	4.8%
Other (income) expense, net	(6,683)	(1.2)%	(2,495)	(0.5)%
Income (loss) from continuing operations before income taxes and equity income from NEC TOKIN	(756)	(0.1)%	(29,748)	(5.4)%
Income tax expense	4,440	0.8%	3,950	0.7%
Income (loss) from continuing operations before equity income (loss) from NEC TOKIN	(5,196)	(0.9)%	(33,698)	(6.1)%
Equity income (loss) from NEC TOKIN	271	n.m.	(4,758)	(0.9)%
Net income (loss)	$(4,925)	(0.9)%	$(38,456)	(7.0)%
 n.m. - not meaningful

Net Sales

Net sales of $560.3 million for the nine-month period ended December 31, 2016 increased $9.4 million or 1.7% from $550.9 million for the nine-month period ended December 31, 2015. Solid Capacitors net sales increased $9.9 million driven by an increase in distribution channel sales specifically in the APAC and EMEA regions. The increase in distribution channel sales was partially offset by declining sales in the OEM channels of the Americas and APAC regions and the EMS channel of the APAC region. In addition, Solid Capacitor net sales were favorably impacted by $0.5 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Film and Electrolytic net sales decreased $0.5 million driven primarily by decreased sales in the EMEA and Americas regions due to a decline in market conditions and declines within the OEM channel corresponding with increased sales in the prior year in anticipation of the relocation of our manufacturing line from Germany to Macedonia. Partially offsetting this decrease was an increase in net sales in the APAC region for the OEM channel as well as Distributor channel for all regions. In addition, there was a favorable impact of $0.4 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The following table reflects the percentage of net sales by region for the nine-month periods ended December 31, 2016 and 2015:

	Nine-Month Periods Ended December 31,
	2016	2015
Americas	30%	31%
EMEA	31%	31%
APAC	39%	38%
	100%	100%

The following table reflects the percentage of net sales by channel for the nine-month periods ended December 31, 2016 and 2015:

	Nine-Month Periods Ended December 31,
	2016	2015
Distributors	46%	41%
EMS	21%	22%
OEM	33%	37%
	100%	100%

Gross Margin

Gross margin of $136.3 million (24.3% of net sales) for the nine-month period ended December 31, 2016 increased $15.0 million or 12.4% from $121.3 million (22.0% of net sales) for the nine-month period ended December 31, 2015 and gross margin as a percentage of net sales improved 230 basis points. The primary contributor to the increase was an increase in Solid Capacitor gross margin of $15.2 million due to the increase in net sales and an improvement in variable margin corresponding with our restructuring plan, cost reduction activities, vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN. This increase was partially offset by a decrease in gross margin for Film and Electrolytic of $0.2 million driven by lower net sales as well as an unfavorable shift in product mix associated with lower OEM sales volumes.

Selling, General and Administrative Expenses

SG&A expenses of $78.6 million (14.0% of net sales) for the nine-month period ended December 31, 2016 increased $2.9 million or 3.8% compared to $75.7 million (13.7% of net sales) for the nine-month period ended December 31, 2015. The increase consists primarily of the following items: a $2.7 million increase in payroll and related expenses and benefits, primarily due to incentive-based compensation, a $0.5 million increase in ERP integration and technology transition costs, a $0.5 million increase in consulting and contractor expenses, a $0.4 million increase in professional fees, a $0.4 million increase in promotional expenses, a $0.3 million increase in depreciation expense, and a $0.3 million increase in office equipment and hardware lease expenses. These increases were partially offset by a $0.9 million decrease in employee development, travel, and training expenses, a $0.9 million decrease in legal expenses, and a $0.6 million decrease related primarily to the change in the allocation of IT and other costs between SG&A and cost of goods sold following an internal usage study.

Research and Development

R&D expenses of $21.1 million (3.8% of net sales) for the nine-month period ended December 31, 2016 increased $2.5 million or 13.7% compared to $18.6 million (3.4% of net sales) for the nine-month period ended December 31, 2015. The increase was primarily related to a $1.4 million increase in payroll-related expenses and benefits and a $0.8 million increase in engineering expenses.

Restructuring Charges

Restructuring charges of $4.3 million for the nine-month period ended December 31, 2016 increased $0.8 million or 21.2% from $3.6 million for the nine-month period ended December 31, 2015.

Restructuring charges in the nine-month period ended December 31, 2016 included $1.9 million of personnel reduction costs and $2.5 million of manufacturing relocation and exit costs. The personnel reduction costs of $1.9 million consist of $0.4 million in headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee, $0.3 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico, $0.3 million for overhead reductions in Sweden, $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to our Fort Lauderdale, Florida office, $0.3 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions, $0.2 million related to overhead reductions as we relocate the R&D operations from Weymouth, England to Evora, Portugal, and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant. The manufacturing relocation and exit costs of $2.5 million primarily consists of $1.9 million in expenses related to contract termination costs related to the shut-down of operations for KFM, $0.4 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.

We incurred $3.6 million in restructuring charges in the nine-month period ended December 31, 2015 comprised of $1.9 million of personnel reduction costs and $1.7 million in manufacturing relocation costs. The personnel reduction costs of $1.9 million consist of the following: $0.9 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.6 million related to a headcount reduction in Suzhou, China for the Film and Electrolytic production line transfer from Suzhou, China to Anting, China, $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico, $0.4 million for headcount reductions in Europe (primarily Landsberg, Germany) and $0.6 million for headcount reductions related to the outsourcing of the Company’s information technology function and overhead reductions in North America and Europe. These personnel reduction costs were partially offset by a $1.2 million reversal of a severance accrual in Italy. We also incurred $1.7 million of manufacturing relocation costs for transfers of Film and Electrolytic production lines to lower cost regions.

Operating Income (Loss)

KEMET’s operating income of $25.8 million for the nine-month period ended December 31, 2016, improved $2.1 million from the operating income of $23.7 million for the nine-month period ended December 31, 2015. The improvement is attributable primarily to a $15.0 million improvement in gross margin. This improvement was partially offset by a $6.2 million write-down of long-lived assets in the nine-month period ended December 31, 2016, a $0.8 million increase in restructuring charges, a $2.9 million increase in SG&A expense, a $2.5 million increase in R&D expenses and a $0.5 million change in the loss on disposal of fixed assets.

Write Down of Long-Lived Assets

In the nine-month period ended December 31, 2016 we recorded a write down of long-lived assets of $6.2 million due to the following two actions.

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

Non-operating (Income) Expense, net

Non-operating (income) expense, net was an expense of $26.6 million for the nine-month period ended December 31, 2016, compared to an expense of $53.5 million for the nine-month period ended December 31, 2015. The decrease is primarily due to the recognition of a $3.5 million decrease in the value of the NEC TOKIN option for the nine-month period ended December 31, 2016 compared to a $26.3 million decrease in the value of the NEC TOKIN option for the nine-month period ended December 31, 2015. In addition, we received $0.5 million from insurance proceeds during the nine-month period ended December 31, 2016 and we incurred a $5.3 million foreign currency exchange gain during the nine-month period ended December 31, 2016 compared to a $3.2 million foreign currency exchange gain for the nine-month period ended December 31, 2015, which was primarily due to the change in the value of the Euro and Mexican Peso compared to the U.S. dollar.

Income Taxes

Income tax expense of $4.4 million for the nine-month period ended December 31, 2016 increased $0.5 million compared to income tax expense of $4.0 million for the nine-month period ended December 31, 2015. Income tax expense of $4.4 million for the nine-month period ended December 31, 2016 was comprised of $4.3 million of income tax expense related to foreign operations and $0.1 million of state income tax expense. Income tax expense of $4.0 million for the nine-month period ended December 31, 2015 was comprised of $4.4 million related to foreign operations, $0.6 million of income tax benefit due to the reduction in the U.S. valuation allowance associated with the acquisition of IntelliData, Inc. (“IntelliData”), and $0.2 million of state income tax expense.

There was no U.S. federal income tax benefit from net operating losses for the nine-month periods ended December 31, 2016 and 2015 due to a valuation allowance on deferred tax assets.

Equity Income (Loss) from NEC TOKIN

Equity income related to our 34% economic interest in NEC TOKIN increased by $5.0 million to equity income of $0.3 million for the nine-month period ended December 31, 2016 compared to equity loss of $4.8 million for the nine-month period ended December 31, 2015. The change was primarily comprised of the following: a $5.1 million decrease in additional accrual charge for antitrust fines and a $2.8 million increase in gross margin (including $3.5 million favorable impact from foreign currency exchange fluctuation) during the nine-month period ended December 31, 2016 compared to the nine-month period ended December 31, 2015. The actual decline in gross margin excluding foreign currency exchange impact was due primarily to a decrease in sales. In addition, there was a $1.0 million favorable legal settlement in Hong Kong for the quarter ended December 31, 2015 and no similar activity in the quarter ended December 31, 2016. Offsetting these favorable items were primarily the following: a $1.1 million unfavorable change in the foreign currency translation gains (losses) and a $0.4 million increase in step up basis adjustment amortization.

Business Groups Comparison of the Nine-Month Period Ended December 31, 2016 with the Nine-Month Period Ended December 31, 2015

The following table reflects each business group’s net sales and operating income (loss) for the nine-month periods ended December 31, 2016 and 2015 (amounts in thousands):

	Nine-Month Periods Ended December 31,
	2016	2015
Net sales:
Solid Capacitors	$426,140	$416,261
Film and Electrolytic	134,132	134,636
Total	$560,272	$550,897
Operating income (loss):
Solid Capacitors	$107,753	$95,371
Film and Electrolytic	(6,231)	1,159
Corporate	(75,724)	(72,807)
Total	$25,798	$23,723

Solid Capacitors

The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors business group for the nine-month periods ended December 31, 2016 and 2015 (amounts in thousands, except percentages):

	Nine-Month Periods Ended December 31,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$252,451		$255,430
Ceramic product line net sales	173,689		160,831
Solid Capacitors net sales	$426,140		$416,261
Solid Capacitors operating income (loss)	$107,753	25.3%	$95,371	22.9%

Net Sales

Solid Capacitors net sales of $426.1 million for the nine-month period ended December 31, 2016 increased $9.9 million or 2.4% from $416.3 million for the nine-month period ended December 31, 2015.  Tantalum product line net sales of $252.5 million for the nine-month period ended December 31, 2016, decreased $3.0 million or 1.2% from $255.4 million for the nine-month period ended December 31, 2015. Tantalum sales were unfavorably impacted by a decrease in net sales in the Americas and EMEA regions as well as the APAC region in the EMS and OEM channels which were partially offset by an increase in the distributor channel of the APAC region. Ceramic net sales of $173.7 million for the nine-month period ended December 31, 2016 increased $12.9 million or 8.0% from $160.8 million for the nine-month period ended December 31, 2015.  The Ceramic increase in sales was primarily related to increases in distribution channel sales across all regions. Included in the overall increase in net sales was a favorable impact of $0.5 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The following table sets forth net sales and change in net sales for our Solid Capacitors business group by channel for the nine-month periods ended December 31, 2016 and 2015 (amounts in thousands, except percentages):

	Nine-Month Periods Ended December 31,		Change in Net Sales
	2016	2015
Distributors	$200,564	$174,414	$26,150
EMS	102,683	108,245	(5,562)
OEM	122,893	133,602	(10,709)
Solid Capacitors net sales	$426,140	$416,261	$9,879

Segment Operating Income (Loss)

Segment operating income of $107.8 million for the nine-month period ended December 31, 2016 increased $12.4 million or 13.0% from $95.4 million for the nine-month period ended December 31, 2015. The increase in operating income was attributable primarily to an increase in gross margin of $15.2 million due to an increase in net sales, cost improvements in vertical integration, favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities and our partnership with NEC TOKIN and a $1.0 million decrease in restructuring charges. Partially offsetting these improvements were a $1.6 million increase in R&D expenses, $2.1 million in non-cash impairment charges resulting from the plan to relocate the K-Salt facility equipment to the existing Matamoros Mexico plant and a $0.1 million increase in operating expenses.

Film and Electrolytic

The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic business group for the nine-month periods ended December 31, 2016 and 2015 (amounts in thousands, except percentages):

	Nine-Month Periods Ended December 31,
	2016		2015
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$134,132		$134,636
Operating income (loss)	(6,231)	(4.6)%	1,159	0.9%

Net Sales

Film and Electrolytic net sales of $134.1 million for the nine-month period ended December 31, 2016 decreased $0.5 million or 0.4% from $134.6 million for the nine-month period ended December 31, 2015. The decrease was driven by a decrease in net sales in the OEM channel for the Americas and EMEA region, primarily related to increased sales in the prior year in anticipation of the relocation of our manufacturing line from Germany to Macedonia. This decrease was partially offset by an increase in net sales in the Distributor channel through all regions. In addition, there was a favorable impact of $0.4 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Income (Loss)

Segment operating loss of $6.2 million for the nine-month period ended December 31, 2016, decreased $7.4 million from segment operating income of $1.2 million for the nine-month period ended December 31, 2015.  The decline was primarily attributable to impairment charges of $4.1 million (comprised of $1.1 million for the write off of intangible assets and $3.0 million for the write down of property plant and equipment), a $1.9 million increase in restructuring charges, $0.5 million in increased R&D spending, a $0.4 million increase in other operating expenses due primarily to a $0.3 million gain on disposal of fixed assets recognized in the nine-month period ended December 31, 2015 and a $0.1 million loss in the nine-month period ended December 31, 2016, a $0.3 million increase in SG&A charges and a $0.2 million decrease in gross margin driven by lower net sales as well as an unfavorable shift in product mix associated with lower OEM sales volumes.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans. Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.

10.5% Senior Notes

On May 10, 2016, we repurchased and retired $2.0 million of our 10.5% Senior Notes. As of December 31, 2016 and March 31, 2016, we had outstanding $353.0 million and $355.0 million, respectively in aggregate principal amount of our 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”).

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

As of December 31, 2016, we had the following activity and resulting balances under our revolving line of credit (amounts in thousands, excluding percentages):

	As of March 31, 2016	Nine-Month Period Ended December 31, 2016		As of December 31, 2016
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$19,881	$—	$—	$19,881	5.000%	December 19, 2019
Singapore Facility
Singapore Borrowing 1 (3)	12,000	—	—	12,000	3.500%	February 21, 2017
Singapore Borrowing 2 (3)(4)	2,000	—	—	2,000	3.375%	January 9, 2017
Total Facilities	$33,881	$—	$—	$33,881
______________________________________________________________________________
(1) For U.S. borrowings, Base Rate plus 1.50%, as defined in the Loan and Security Agreement.
(2) For Singapore borrowings, London Interbank Offer Rate (“LIBOR”), plus a spread of 2.50% as of December 31, 2016.
(3) We have the intent and ability to extend the due date on the Singapore borrowings beyond one year.
(4) In January 2017, the Company extended the due date to April 10, 2017 at 3.625%.
These were the only borrowings under the revolving line of credit as of December 31, 2016.

Short-term Liquidity

Cash and cash equivalents as of December 31, 2016 of $87.4 million increased $22.4 million from $65.0 million as of March 31, 2016. Our net working capital (current assets less current liabilities) as of December 31, 2016 was $238.6 million compared to $228.8 million as of March 31, 2016. Cash and cash equivalents held by our foreign subsidiaries totaled $40.6 million and $28.2 million at December 31, 2016 and March 31, 2016, respectively. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.

Based on our current operating plans, we believe domestic cash and cash equivalents are sufficient to fund our operating requirements for the next twelve months, including $38.5 million in interest payments, $20.0 million to $25.0 million in expected capital expenditures and $2.3 million in restructuring payments. As of December 31, 2016, our borrowing capacity under the revolving line of credit was $31.1 million. The revolving line of credit expires on December 19, 2019.

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

Cash and cash equivalents increased $22.4 million for the nine-month period ended December 31, 2016, as compared to a decrease of $13.2 million during the nine-month period ended December 31, 2015.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Nine-Month Periods Ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	$42,144	$(557)
Net cash provided by (used in) investing activities	(15,011)	(16,114)
Net cash provided by (used in) financing activities	(3,411)	3,328
Effect of foreign currency fluctuations on cash	(1,370)	139
Net increase (decrease) in cash and cash equivalents	$22,352	$(13,204)

Operating

Cash provided by operating activities during the nine-month period ended December 31, 2016 of $42.1 million increased $42.7 million compared to cash used in operating activities of $0.6 million in the nine-month period ended December 31, 2015. Contributing to the positive changes in cash was a $12.0 million increase in operating cash flows led by an improvement in net income (loss) net of the following non-cash income statement items: depreciation and amortization, change in value of NEC TOKIN options, equity (income) loss from NEC TOKIN, write down of long-lived assets, non-cash debt and financing costs, stock-based compensation expense, receivable write down, net (gain) loss on sales and disposals of assets, pension and other post-retirement benefits, and deferred income taxes for the nine-month period ended December 31, 2016 compared to the nine-month period ended December 31, 2015.

Also contributing to the positive changes in cash was a $16.7 million improvement in cash from operating assets, excluding foreign currency exchange, primarily due to a decrease in inventory of $10.2 million, excluding foreign currency exchange, in the nine-month period ended December 31, 2016 compared to a $3.6 million increase, excluding foreign currency exchange, in the nine-month period ended December 31, 2015. The decrease in inventory as of December 31, 2016 was primarily related to continued improvements related to vertical integration of the Tantalum product line supply chain. The increase in inventory as of December 31, 2015 was primarily related to an increase of Film and Electrolytic’s inventory in preparation for the temporary shut-down of production lines to relocate the production lines. Additionally, in the nine-month period ended December 31, 2016, a decrease in accounts receivable generated $9.9 million, excluding foreign currency exchange, compared to the nine-month period ended December 31, 2015, during which accounts receivable decreased by $1.3 million, with immaterial foreign currency exchange impact.

     Another contribution to the positive changes in cash was a $14.0 million improvement in cash from operating liabilities, excluding foreign currency exchange, primarily due to using $24.5 million of cash, excluding foreign currency exchange, to reduce accrued expenses during the nine-month period ended December 31, 2015 compared to only using $13.3 million of cash, excluding foreign currency exchange, to reduce accrued expenses during the nine-month period ended December 31, 2016. The primary reason for the change in accrued expenses is due to a $7.9 million change for our incentive-based compensation largely related to performance improvements. The remainder of the increase in cash resulting from the change in operating liabilities is due to the timing of supplier payments.

Investing

Cash used in investing activities during the nine-month period ended December 31, 2016 of $15.0 million reflects a $1.1 million decrease compared to cash used in investing activities of $16.1 million in the nine-month period ended December 31, 2015. The reduction is primarily related to cash used for the acquisition of IntelliData of $2.9 million in the nine-month period ended December 31, 2015 compared to no acquisitions in the nine-month period ended December 31, 2016.
Cash used in investing activities during the nine-month period ended December 31, 2016 includes capital expenditures of $15.0 million primarily related to expanding capacity at our manufacturing facilities in Monterrey and Matamoros, Mexico; Pontecchio, Italy; Evora, Portugal; and Suzhou, China.
In comparison, cash used in investing activities during the nine-month period ended December 31, 2015 included $14.1 million used for capital expenditures primarily related to expanding capacity at our manufacturing facilities in Suzhou, China; Pontecchio, Italy; Gränna, Sweden; and Evora, Portugal as well as information technology projects. During this same period, we also received $0.9 million in proceeds from sales of assets.
Financing

Cash used in financing activities during the nine-month period ended December 31, 2016 of $3.4 million reflects a $6.7 million change from cash provided by financing activities of $3.3 million in the nine-month period ended December 31, 2015, primarily due to a decrease in net proceeds from the revolving line of credit of $4.5 million in the nine-month period ended December 31, 2015 compared to no borrowings in the nine-month period ended December 31, 2016.
During the nine-month period ended December 31, 2016, we used $1.9 million to retire $2.0 million face value of our 10.5% Senior Notes, $1.1 million for the purchase of treasury stock related to shares withheld to pay taxes due upon the vesting of restricted stock, and $0.6 million for payment of other long-term obligations. In comparison, during the nine-month period ended December 31, 2015, we used $0.5 million for foreign subsidiary debt payments and $0.7 million for the purchase of treasury stock, again related to shares withheld to pay taxes due upon vesting of restricted stock.

Commitments

With the exception of our purchase commitments, our commitments have not materially changed from those disclosed in the Company’s 2016 Annual Report. Due to large, newly negotiated or renegotiated contracts, an update to our purchase commitments is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase commitments	$4,414	$2,239	$2,175	$—	$—

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

The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands, except percentages):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Net sales	$188,029	$177,184	$560,272	$550,897
Cost of sales	140,692	138,436	423,999	429,630
Gross margin (U.S. GAAP)	$47,337	$38,748	$136,273	$121,267
Gross margin as a % of net sales	25.2%	21.9%	24.3%	22.0%
Adjustments:
Plant start-up costs	—	160	427	542
Stock-based compensation expense	308	268	993	1,140
Plant shut-down costs	—	231	—	231
Adjusted gross margin (non-U.S. GAAP)	$47,645	$39,407	$137,693	$123,180
Adjusted gross margin as a % of net sales	25.3%	22.2%	24.6%	22.4%

The following table provides reconciliation from U.S. GAAP Operating income (loss) to non-U.S. GAAP Adjusted operating income (loss) (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Operating income (loss) (U.S. GAAP)	$13,850	$8,493	$25,798	$23,723
Adjustments:
Write down of long-lived assets	—	—	6,193	—
Restructuring charges	(369)	1,714	4,317	3,561
ERP integration/IT transition costs	1,734	167	5,285	4,818
Stock-based compensation expense	1,139	1,154	3,471	3,761
Legal expenses related to antitrust class actions	293	1,300	2,234	2,559
NEC TOKIN investment-related expenses	204	225	604	635
Plant start-up costs	—	160	427	542
Plant shut-down costs	—	231	—	231
Net (gain) loss on sales and disposals of assets	132	129	307	(233)
Pension plan adjustment	—	—	—	312
Adjusted operating income (loss) (non-U.S. GAAP)	$16,983	$13,573	$48,636	$39,909

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted net income (loss) (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Net income (loss) (U.S. GAAP)	$12,278	$(8,600)	$(4,925)	$(38,456)
Adjustments:
Write down of long-lived assets	—	—	6,193	—
Restructuring charges	(369)	1,714	4,317	3,561
ERP integration/IT transition costs	1,734	167	5,285	4,818
Stock-based compensation expense	1,139	1,154	3,471	3,761
Change in value of NEC TOKIN option	(6,900)	(700)	3,500	26,300
Legal expenses related to antitrust class actions	293	1,300	2,234	2,559
Net foreign exchange (gain) loss	(2,621)	(1,036)	(5,265)	(3,158)
Plant shut-down costs	—	231	—	231
NEC TOKIN investment-related expenses	204	225	604	635
Amortization included in interest expense	183	212	561	649
Equity (income) loss from NEC TOKIN	133	6,505	(271)	4,758
Plant start-up costs	—	160	427	542
Net (gain) loss on sales and disposals of assets	132	129	307	(233)
Pension plan adjustment	—	—	—	312
Income tax effect of non-U.S. GAAP adjustments (1)	(396)	710	(367)	826
Adjusted net income (loss) (non-U.S. GAAP)	$5,810	$2,171	$16,071	$7,105
(1)  The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted EBITDA (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2016	2015	2016	2015
Net income (loss) (U.S. GAAP)	$12,278	$(8,600)	$(4,925)	$(38,456)
Adjustments:
Interest expense, net	9,913	9,848	29,737	29,666
Income tax expense (benefit)	1,810	2,760	4,440	3,950
Depreciation and amortization	9,095	9,674	27,971	28,856
Write down of long-lived assets	—	—	6,193	—
Restructuring charges	(369)	1,714	4,317	3,561
ERP integration/IT transition costs	1,734	167	5,285	4,818
Change in value of NEC TOKIN option	(6,900)	(700)	3,500	26,300
Stock-based compensation expense	1,139	1,154	3,471	3,761
Legal expenses related to antitrust class actions	293	1,300	2,234	2,559
Net foreign exchange (gain) loss	(2,621)	(1,036)	(5,265)	(3,158)
NEC TOKIN investment-related expenses	204	225	604	635
Equity (income) loss from NEC TOKIN	133	6,505	(271)	4,758
Plant start-up costs	—	160	427	542
Plant shut-down costs	—	231	—	231
Net (gain) loss on sales and disposals of assets	132	129	307	(233)
Pension plan adjustment	—	—	—	312
Adjusted EBITDA (non-U.S. GAAP)	$26,841	$23,531	$78,025	$68,102

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

Impact of Recently Issued Accounting Standards

 New accounting standards adopted/issued

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. The update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires modified retrospective transition method which is a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. This guidance changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is permitted, and KEMET adopted ASU No. 2016-09 as of April 1, 2016. The Company elected to discontinue estimating forfeitures that are expected to occur and recorded a cumulative effect adjustment to retained earnings of $130,000 as of April 1, 2016. There was no cumulative adjustment related to the excess tax benefits as the Company did not have an additional paid in capital pool of excess tax benefits. The adoption did not have a significant impact on the Company’s consolidated financial statements.

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

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

The effective date of this guidance is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, but not before the Company’s fiscal year that begins on April 1, 2017 (the original effective date of the ASU). The Company plans to adopt the requirements of the new standard in the first quarter of fiscal year 2019. The Company is currently in the process of assessing the impact the adoption of the new revenue standards will have on its consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3. Legal Proceedings” of our 2016 Annual Report includes a discussion of our legal proceedings.  There have been no material changes from the Company’s legal proceedings described in our 2016 Annual Report, except as noted in our Form 10-Q filed on November 2, 2016. For an update on certain legal matters concerning NEC TOKIN, our equity method investee, see Note 6, “Investment in NEC TOKIN.”

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2016 Annual Report other than the supplemental risk factor set forth below:

Changes impacting international trade and corporate tax provisions related to the global manufacturing and sales of our products may have an adverse effect on our financial condition and results of operations.
A significant portion of our business activities are conducted in foreign countries, including Mexico and China. Our business benefits from free trade agreements such as the North American Free Trade Agreement (“NAFTA”) and we also rely on various U.S. corporate tax provisions related to international commerce as we build, market and sell our products globally. Changes in trade treaties and corporate tax policy could impact U.S. trade relations with other countries such as Mexico, and adversely affect our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchase of shares of our common stock during the quarter ended December 31, 2016 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
October 1 to October 31, 2016	—	$—	—	—
November 1 to November 30, 2016	—	—	—	—
December 1 to December 31, 2016	78	5.41	—	—
Total for Quarter Ended December 31, 2016	78	$5.41

(1) Represents shares withheld by the Company upon vesting of restricted stock to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1 Employment Offer Letter, dated as of July 7, 2015, between KEMET Corporation and Claudio Lollini

Exhibit 10.2 Employee Transfer Agreement, dated as of December 5, 2016, between KEMET Corporation and Claudio Lollini

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and nine-month periods ended December 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at December 31, 2016 and March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2016, and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 2, 2017
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 10.1 Employment Offer Letter, dated as of July 7, 2015, between KEMET Corporation and Claudio Lollini

Exhibit 10.2 Employee Transfer Agreement, dated as of December 5, 2016, between KEMET Corporation and Claudio Lollini

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

Exhibit 32.1 Section 1350 Certification - Principal Executive Officer

Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101 The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and nine-month periods ended December 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at December 31, 2016 and March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2016, and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.