Form 10-K
period 2017-03-31
KEMET CORP
filed 2017-06-01
CIK 887730

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section
13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2016 computed by reference to the closing sale price of the registrant’s common stock was approximately $160,510,185.
The number of shares of each class of common stock, $0.01 par value, outstanding as of May 25, 2017 was 47,505,958.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held August 2, 2017 are incorporated by reference into Part III of this report.

PART I
ITEM 1.    BUSINESS
Background of Company
KEMET Corporation (“we,” “us,” “our,” “KEMET” and the “Company”), is a global manufacturer of passive electronic components. We first began manufacturing tantalum capacitors in 1958 as a division of Union Carbide Corporation (“UCC”) and became a stand-alone legal entity in 1990 following a management buyout from UCC. In 1992, we publicly issued shares of our common stock. Since then, we have made the following acquisitions:

Business Group	Fiscal Year	Business
Solid Capacitors Business Group (“Solid Capacitors”)	2007	Tantalum Business Unit of EPCOS AG
Film and Electrolytic Business Group (“Film and Electrolytic”)	2008	Evox Rifa Group Oyj
Film and Electrolytic	2008	Arcotronics Italia S.p.A.
Film and Electrolytic	2012	Cornell Dubilier Foil, LLC (renamed KEMET Foil Manufacturing, LLC (“KEMET Foil”))
Solid Capacitors	2012	Niotan Incorporated (renamed KEMET Blue Powder Corporation (“Blue Powder”))
Corporate	2013	34% economic interest in TOKIN Corporation (“TOKIN”)*
Corporate	2016	IntelliData, Inc. (“IntelliData”)
Through the above acquisitions and organic growth we have expanded our product base to include multilayer ceramic, solid & electrolytic aluminum and film capacitors.
* In fiscal year 2013, our subsidiary, KEMET Electronics Corporation (“KEC”) acquired a 34% economic interest in TOKIN as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of TOKIN outstanding as of such date. The Company accounted for its investment in TOKIN using the equity method for a non-consolidated variable interest entity since KEC did not have the power to direct significant activities of TOKIN. KEMET entered into a Definitive NEC TOKIN Stock Purchase Agreement (the “TOKIN Purchase Agreement”) with NEC Corporation (“NEC”), to acquire all of the outstanding shares of common stock and preferred stock of TOKIN not already held by KEMET. The transaction closed on April 19, 2017 and on that date TOKIN became a 100% owned subsidiary of KEMET.
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
We believe the long-term demand for the various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation. Our customer base includes most of the world’s major electronics original equipment manufacturers (“OEMs”) (including Alcatel-Lucent USA, Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., HP Inc., International Business Machines Corporation, Motorola Solutions, L.M. Ericsson, Siemens AG and TRW Automotive), electronics manufacturing services providers (“EMSs”) (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.).
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
Our Industry
We compete with others that manufacture and distribute capacitors both domestically and globally and our success in the market is influenced by many factors, including price, availability, engineering specifications, quality and breadth of offering, performance characteristics, customer service and geographic location of our manufacturing sites. As in all manufacturing industries, there is ongoing pressure on average unit selling prices for capacitors. To help mitigate this effect, KEMET, as well as many of our larger competitors, have relocated their manufacturing operations to low cost regions and locations in closer proximity to our respective customers.
According to a March 2017 report entitled “Passive Electronic Components: World Market Outlook: 2017-2022” by Paumanok Publications, Inc. (“Paumanok”), a market research firm concentrating on the passive components industry, the global capacitor market in fiscal year 2017 (fiscal year ending March 2017) was estimated to be $18.9 billion in revenues and 1.93 trillion units. The Paumanok report estimates that the global capacitor market will improve substantially and achieve revenue and unit volume increases of 20% and 13%, respectively, by fiscal year 2022. According to Paumanok, the forecast of the capacitor industry for fiscal year 2017 and the expected growth to fiscal year 2022 are as follows (amounts in billions):

	Fiscal Year 2017	Fiscal Year 2022
Tantalum	$1.7	$2.0
Ceramic	11.1	13.3
Aluminum	3.8	4.3
Paper and plastic film	1.7	2.2
Other	0.6	0.8
	$18.9	$22.6
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
The acquisition of TOKIN increases our market opportunity through the Electro-Magnetic Compatible (“EMC”)Devices and Sensor & Actuator markets.
Markets and Customers
Our products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer, industrial and aerospace industries. We also sell products to EMS providers, which also serve

OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent the largest channel through which we sell our capacitors. One electronics distributor accounted for over 10% of our net sales in fiscal years 2017, 2016 and 2015. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by them. Our top 50 customers accounted for 86.7% of our net sales during fiscal year 2017.
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
It is impracticable to report revenues from external customers for each of the above noted products primarily because approximately 46% of our external sales were to electronics distributors for fiscal year 2017.
TOKIN increases our position in the following industries that incorporate EMC and sensors and actuators into their products:

Industry	Products
Telecom Infrastructure	Switching equipment, Base stations, and Wireless infrastructure
Gaming	Consoles, Displays, Power management
Consumer	Battery chargers/AC adapters, Power supply, Refrigerators, Inductive cooking and Air conditioning
Automotive	Infotainment and Power supply
Medical	Test and Diagnostic
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

On February 21, 2012, we completed the acquisition of all of the outstanding shares of Blue Powder, a leading manufacturer of tantalum powders. Blue Powder had been a significant supplier of tantalum powder to KEMET for several years. Blue Powder’s principal operating location is in Carson City, Nevada.
To accelerate the pace of innovations, KEMET maintains an Innovation Center for Solid Capacitors near Greenville, South Carolina. The primary objectives of the KEMET Innovation Center are to ensure the flow of new product platforms, material sets, and processes that are expected to keep us at the forefront of our customers’ product designs, while enabling these products to be transferred rapidly to the most appropriate KEMET manufacturing location in the world for low-cost, high-volume production.
KEMET in Mexico
We believe our operations in Mexico are among the most cost efficient in the world, and we expect they will continue to be our primary production facilities supporting North American and European customers for Solid Capacitors. One of the strengths of KEMET Mexico is that it is a local operation, including local management and workers. These facilities are responsible for maintaining KEMET’s tradition of excellence in quality, service, and delivery, while driving costs down. The facilities in Victoria and Matamoros are focused primarily on tantalum capacitors, while the facilities in Monterrey are focused on ceramic capacitors.
KEMET in Asia Pacific
We have a well-established manufacturing, sales and logistics network in Asia to support our customers’ Asian operations. We currently manufacture tantalum and aluminum polymer and Electrolytic products in China. As a result of the acquisition of TOKIN on April 19, 2017, we now manufacture electromagnetic compatibility and sensor and actuator products in China, Japan and Vietnam and tantalum capacitors in Thailand and Japan. The vision for KEMET operations in China is to be a local operation, with local management and workers, to help achieve our objective of being a global company. These facilities are responsible for maintaining our tradition of excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow our customer base in Asia.
KEMET in Europe
We currently have one or more manufacturing locations in each of the following countries: Bulgaria, Finland, Italy, Macedonia, Portugal, and Sweden. In addition, we operate product innovation centers in Italy, Portugal and Sweden. We continue to maintain and enhance our strong European sales and customer service infrastructure, allowing us to continue to meet the local preferences of European customers who remain an important focus for KEMET.
Global Sales and Logistics
KEMET serves the needs of our global customer base through three geographic regions: North America and South America (“Americas”), Europe, the Middle East and Africa (“EMEA”) and Asia and the Pacific Rim (“APAC”). We also have independent sales representatives located in several countries worldwide including: Brazil, Israel, Canada, and the United States.
In our major markets, we market and sell our products primarily through a direct sales force. With a global sales organization that is customer-focused, our direct sales personnel from around the world serve on KEMET Global Account Teams committed to serving any customer location in the world with a dedicated KEMET representative. The traditional sales team is supported by regional Field Application Engineers who are experts in electronic engineering and market all of KEMET’s products by assisting customers with the resolution of capacitor application issues. We believe our direct sales force creates a distinct advantage in the marketplace by enabling us to establish and maintain strong relationships with our customers to efficiently process simple repeat business as well as to consult with customers on new and technically complex custom applications. In addition, where appropriate, we use independent commissioned representatives. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer. Our sales team works with the customers throughout the entire purchasing process, following opportunities as they progress through concept, design, validation and, finally, mass production. In Japan, we market and sell directly and through manufacturers agents, who sell exclusively for KEMET or TOKIN, and do not carry competitor products. These manufacturers agents create unique custom solutions integrating our products which help pull our products though the channel.
Electronics distributors are an important distribution channel in the electronics industry and accounted for 46%, 42%, and 45% of our net sales in fiscal years 2017, 2016 and 2015, respectively. A portion of our net sales to distributors are made under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. In addition, our distributor policy includes inventory price protection and “ship-from-stock and debit” (“SFSD”) programs common in the industry.

Sales by Geography
In fiscal years 2017 and 2016, net sales by region were as follows (dollars in millions):

	Fiscal Year 2017			Fiscal Year 2016
	Net Sales	% of Total		Net Sales	% of Total
Americas	$224.1	30%	Americas	$225.7	31%
APAC	295.8	39%	APAC	275.8	37%
EMEA	237.9	31%	EMEA	233.3	32%
Total	$757.8		Total	$734.8
We believe our regional balance of revenues is a benefit to our business. The geographic diversity of our net sales diminishes the impact of regional sales decreases caused by various holiday seasons. While sales in the Americas are the lowest of the three regions, the Americas remains the leading region in the world for product design in activity where engagement with OEM design engineers determines product placement independent of the region of the world where the final product is manufactured. Please see Note 6, “Segment and Geographic Information” to our consolidated financial statements.
Inventory and Backlog
Our customers often encounter uncertain or changing demand for their products. They historically order products from us based on their forecast and if demand does not meet their forecasts, they may cancel or reschedule the shipments included in our backlog, in many instances without penalty. Additionally, many of our customers have started to require shorter lead times and “just in time” delivery. Consequently, the twelve month order backlog is not a meaningful trend indicator for us.
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
Our major global competitors include AVX Corporation, Coilcraft Inc., Elna Co., Ltd., Panasonic Corporation, Littelfuse, Inc., Murata Manufacturing Co., Ltd., Samsung, Taiyo Yuden Co., Ltd., Schaffner Group, TDK-EPC Corporation, WIMA GmbH & Co., KG, Vishay Intertechnology, Inc. (“Vishay”) and 3M Company.
Raw Materials
The principal raw materials used in the manufacture of our products are tantalum powder, tantalum ore, palladium, aluminum, silver, copper, nickel and tin. These materials are considered commodities and are subject to price volatility. Additionally, any delays in obtaining raw materials for our products could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with our customers.
Tantalum is mined principally in the Democratic Republic of Congo, Australia, Brazil, Canada, Mozambique and Rwanda. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico or at third party locations, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may not be able to pass all such price increases on to our customers.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, could, however, have an adverse effect on our profitability.

Patents and Trademarks
As of March 31, 2017, we held the following number of patents and trademarks:

	Patents	Trademarks
United States	135	7
Foreign	66	112
We believe the success of our business is not materially dependent on the existence or duration of any individual patent, license, or trademark other than the trademarks “KEMET” and “KEMET Charged”. Our engineering and research and development staffs have developed and continue to develop proprietary manufacturing processes and equipment designed to enhance our manufacturing facilities and reduce costs.
Research and Development
Research and development expenses were $27.6 million, $25.0 million and $25.8 million for fiscal years 2017, 2016 and 2015, respectively. These amounts include expenditures for product development and the design and development of machinery and equipment for new processes and cost reduction efforts. We continue to invest in new technology to improve product performance and production efficiencies.
Segment Reporting
We are organized into two business groups: Solid Capacitors and Film and Electrolytic. Each business group is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the business groups. See Note 6, “Segment and Geographic Information” to our consolidated financial statements.
Solid Capacitors Business Group
As of March 31, 2017, Solid Capacitors operated nine capacitor manufacturing sites in the United States, Mexico, China, and a product innovation center in the United States and primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors. Subsequent to the acquisition of TOKIN, on April 19, 2017, we added two capacitor manufacturing sites in Thailand and Japan, a product innovation center in Japan and an additional product, electric double layer capacitors. After the acquisition of TOKIN, Solid Capacitors employs over 7,300 employees worldwide. For fiscal years 2017, 2016 and 2015, Solid Capacitors had consolidated net sales of $575.1 million, $556.3 million and $621.3 million, respectively.
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
Tantalum’s broad product portfolio, industry leading process and materials technology, global manufacturing base and on-time delivery capabilities allow us to serve a wide range of customers in a diverse group of end markets, including computing, telecommunications, consumer, medical, military, automotive and general industries.
Our ceramic product line offers an extensive line of multilayer ceramic capacitors in a variety of sizes and configurations. We are one of the two leading ceramic capacitor manufacturers headquartered in the United States and among the ten largest manufacturers worldwide.
Ceramic’s high temperature and capacitance stable product lines provide us with what we believe to be a significant advantage over many of our competitors, especially in high reliability markets, such as medical, industrial, defense and aerospace. Our other significant end-markets include computing, telecommunications, automotive and general industries.
Film and Electrolytic Business Group
Our Film and Electrolytic Business Group produces film, paper and wet aluminum electrolytic capacitors. In addition, the business group designs and produce EMI filters. Film capacitors can be used for applications requiring high power and high voltages. Whereas aluminum electrolytic capacitors can be used for applications requiring high energy at a reasonable price. EMI filters consist of capacitive and inductive elements that reduce electromagnetic disturbance in the frequency range desired.

We believe we are one of the world’s largest suppliers of direct current film capacitors and one of the leaders in wet aluminum electrolytic capacitors. For fiscal years 2017, 2016 and 2015, our Film and Electrolytic Business Group had consolidated net sales of $182.7 million, $178.5 million and $201.9 million, respectively. Film and Electrolytic’s business is concentrated in Europe, and as such, is impacted by the change in the exchange rate for the Euro to the U.S. dollar as evidenced by the decline in net sales in fiscal year 2016 from fiscal year 2015.
Our Film and Electrolytic Business Group primarily serves the industrial and automotive markets. We believe our Film and Electrolytic Business Group’s product portfolio, technology and experience allow us to significantly benefit from the continued growth in alternative energy solutions and energy efficiency solutions within both the automotive and industrial markets especially for demanding applications such as humidity, temperature, voltage, etc. We operate nine film and electrolytic manufacturing sites throughout Europe and Asia and maintain product innovation centers in Italy, Portugal and Sweden. Our Film and Electrolytic Business Group employs approximately 1,900 employees worldwide.
As part of our restructuring efforts for Film and Electrolytic, we have been executing our plan to reduce the number of operations and headcount. The restructuring plan is now substantially complete even though the full effects of these actions have not been reflected in the income statement yet and a few actions are still being completed. During fiscal year 2017, three operations were ceased and we reduced headcount by approximately 44 employees. The total closing, severance, and startup expenses incurred in fiscal year 2017 were approximately $4.2 million. These actions resulted in approximately a $5.4 million reduction in our operating costs in fiscal year 2017. We expect an additional $0.3 million of savings in fiscal year 2018 as a result of our plan.
Other TOKIN Product Lines
The EMC business offers a broad line of noise management products. As circuits become more complex within a device, and the amount of information being communicated between devices increases at a dramatic rate, the quality of electronic signals becomes key to the integrity of the information being communicated. TOKIN EMC products play a key role in maintaining signal integrity across a number of end-markets including telecommunications, mobile computing, automotive and general industries.
The sensor and actuator business manufactures products that sense and respond to human activity, physical vibration, and electric current. These products are found in home appliances, consumer devices industrial electrical equipment. In addition, electromechanical actuation devices that are critical to the manufacture of semiconductor devices and the management of industrial and chemical gas flow are manufactured by the TOKIN subsidiary of KEMET. Sensors are an important family of devices as the “internet-of-things” continues to permeate everyday life.
Environmental and Regulatory Compliance
We are subject to various North American, European, and Asian national, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals and materials used and generated in manufacturing electronic components. Based on the annual costs incurred over the past several years, we do not believe compliance with these laws and regulations will have a material adverse effect on our capital expenditures, earnings, or competitive position. We believe, however, it is reasonably likely the trend in environmental litigation, laws, and regulations will continue to be toward stricter standards. Such changes in the laws and regulations may require us to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on our financial condition.
We are strongly committed to economic, environmental, and socially sustainable development. As a result of this commitment, we have adopted the Electronic Industry Citizenship Coalition (“EICC”) Code of Conduct. The EICC Code of Conduct is a comprehensive code of conduct that addresses all aspects of corporate responsibility including labor, health and safety, the environment, business ethics, and related management system elements. It outlines standards to ensure working conditions in the electronic industry supply chain are safe, workers are treated with respect and dignity, manufacturing processes are environmentally sustainable and materials are sourced responsibly.
Policies, programs, and procedures implemented throughout KEMET ensure compliance with legal and regulatory requirements, the content of the EICC Code of Conduct, and customer contractual requirements related to social and environmental responsibility.
We fully support the position of the EICC, the Global e-Sustainability Initiative (“GeSI”), and the Tantalum-Niobium International Study Center (“TIC”) in avoiding the use of conflict minerals which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo and its adjoining countries, or in any region determined to be a conflict affected and high risk area. This policy and requirement has been communicated to all suppliers of conflict minerals and this policy is communicated publicly on our website. Our tantalum supply base has been and continues to be validated as compliant to the

EICC/GeSI Conflict Free Smelter Program (“CFSP”) program. We will continue to work through the EICC and GeSI Conflict Free Sourcing Initiative (“CFSI”), and TIC towards the goal of greater transparency in the supply chain.
Summary of Activities to Develop a Transparent Supply Chain
We are actively involved in developing a transparent supply chain through our membership in the EICC/GeSI Conflict-Free Sourcing Initiative. We were a member of the EICC/GeSI working group that developed the original CFSP assessment protocols and participated in the pilot implementation phase of the Organization for Economic Cooperation and Development Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas. We participate in smelter engagement to increase the number of conflict-free validated smelters globally, the development of due diligence guidance documents and the advancement of the industry adopted conflict minerals reporting template. We will rely on the EICC/GeSI Conflict-Free Smelter Program independent third party audits to supplement our internal due diligence of conflict mineral suppliers and are monitoring the progress of these audits to ensure our supply chain is conflict free. We fully support section 1502 “Conflict Minerals” of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and will comply with all reporting requirements.
Global Code of Conduct and Mission, Vision and Values
KEMET maintains a Global Code of Conduct (“Code of Conduct”), which became effective August 1, 2010, as well as mission (“Mission”), vision (“Vision”) and values (“Values”) statements along with a set of core values, which became effective in June 2011. KEMET’s Mission is to help make the world a better, safer, more connected place to live. KEMET’s Vision is to be the world’s most trusted partner for innovative component solutions. KEMET’s Values embody the key expectations of how our employees should approach the work they do every day: One KEMET, Unparalleled Customer Experience, Ethics and Integrity, Talent Oriented, No Politics, The Math Must Work and Speed. The Global Code of Conduct and Mission, Vision and Values are applicable to all employees, officers, and directors of the Company. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from a provision of our Code of Conduct, Mission, Vision and Values by posting such information on our website at http://www.kemet.com.
KEMET supports the Kisengo Foundation and certain other charitable endeavors in the Democratic Republic of Congo with periodic monetary donations.  Funds have been used toward building and supporting a new hospital and school. Additionally, these donations have contributed to the installation of fresh water wells, solar street lighting, infrastructure improvements and a micro-agriculture project.
Employees
We have approximately 9,100 employees as of March 31, 2017 in the following locations:

Mexico	5,350
Asia	1,800
Europe	1,450
United States	500

The number of employees represented by labor organizations at KEMET locations in each of the following countries is as follows:

Mexico	3,600
Indonesia	350
Italy	300
Bulgaria	150
Finland	150
Sweden	100
Macedonia	50
In fiscal year 2017, we did not experience any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.

Securities Exchange Act of 1934 (“Exchange Act”) Reports
We maintain an Internet website at the following address: http://www.kemet.com. KEMET makes available on or through our Internet website certain reports and amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and beneficial ownership reports on Forms 3, 4 and 5. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
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
Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate and cause a write down of long-lived assets or goodwill; (ii) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased raw materials; (iii) changes in the competitive environment; (iv) uncertainty of the timing of customer product qualifications in heavily regulated industries; (v) economic, political, or regulatory changes in the countries in which we operate; (vi) difficulties, delays or unexpected costs in completing the restructuring plans; (vii) acquisitions and other strategic transactions expose us to a variety of risks; (viii) acquisition of TOKIN may not achieve all of the anticipated results; (ix) our business could be negatively impacted by increased regulatory scrutiny and litigation; (x) difficulties associated with retaining, attracting and training effective employees and management; (xi) the need to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xiv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xv) changes impacting international trade and corporate tax provisions related to the global manufacturing and sales of our products may have an adverse effect on our financial condition and results of operations; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) the need to reduce the total costs of our products to remain competitive; (xviii) potential limitation on the use of net operating losses to offset possible future taxable income; (xix) restrictions in our debt agreements that could limit our flexibility in operating our business; (xx) disruption to our information technology systems to function properly or control unauthorized access to our systems may cause business disruptions; (xxi) additional exercise of the warrant by K Equity, LLC which could potentially result in the existence of a significant stockholder who could seek to influence our corporate decisions; (xxii) fluctuation in distributor sales could adversely affect our results of operations, (xxiii) earthquakes and other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations.
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
Adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines; and such conditions could adversely affect our liquidity, ability to continue to operate and could cause the write down of long-lived assets or goodwill.
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
Our ability to realize operating plans is also dependent upon meeting our payment obligations. If cash generated from operating, investing and financing activities is insufficient to pay for operating requirements and to cover interest payment obligations under debt instruments, planned operating and capital expenditures may need to be reduced.
Additionally, long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset or group of assets may not be recoverable. Also, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. In the event the tests show the carrying value of certain long-lived assets is impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. If the economic conditions decline we could incur impairment charges in the future.
An increase in the cost or decrease in the availability of our principal or single-sourced purchased raw materials could adversely affect profitability.
The principal raw materials used in the manufacture of our products are tantalum powder, tantalum ore, palladium, aluminum, silver, copper, nickel and tin. These materials are considered commodities and are subject to price volatility. Additionally, any delays in obtaining raw materials for our products could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with our customers.
Tantalum is mined principally in the Democratic Republic of Congo, Australia, Brazil, Canada, Mozambique and Rwanda. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico or at third party locations, before final processing into tantalum powder at Blue Powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may not be able to pass all such price increases on to our customers.
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
During fiscal year 2017, we continued our restructuring plan for Film and Electrolytic and three operations were ceased and we reduced headcount by approximately 44 employees, we may further reduce headcount in fiscal year 2018. Solid Capacitors took actions to consolidate manufacturing in Victoria, Mexico and Matamoros, Mexico in fiscal year 2017. The full benefits of this restructuring activity are expected to be realized in fiscal year 2018. We may not realize, in full or in part, the anticipated benefits of the restructuring plan without encountering difficulties, which may include complications in the transfer of production knowledge, loss of key employees and/or customers, the disruption of ongoing business, possible inconsistencies in standards, controls and procedures and potential difficulty in meeting customer demand in the event the market dramatically improves. We are party to collective bargaining agreements in certain jurisdictions in which we operate which could potentially prevent or delay execution of parts of our restructuring plan.
Acquisitions and other strategic transactions expose us to a variety of operational and financial risks.
Our ability to realize the anticipated benefits of acquisitions depends, to a large extent, on our ability to integrate the acquired companies with our own. Our management devotes significant attention and resources to these efforts, which may disrupt the business of each of the companies and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the operations of the acquired company. In addition, the efforts required to realize the benefits of our acquisitions may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, the diversion of management’s attention, and may cause our stock price to decline.
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
We may not realize the anticipated synergies and revenue expansion expected to result from the acquisition of TOKIN and we may experience difficulties in integrating TOKIN’s business which may adversely affect our financial performance.
There can be no assurance we will realize the anticipated operating synergies, tax benefits and revenue expansion from the acquisition of TOKIN or we will not experience difficulties in integrating the operations of TOKIN with our operations. For example, the integration of TOKIN will require the experience and expertise of certain of our key managers and key managers of TOKIN. There can be no assurance, however, that these managers will remain with us for the time period necessary to successfully integrate the operations of TOKIN with our operations. In addition, the acquisition of TOKIN may present significant challenges for our management due to the increased time and resources required to properly integrate our management, employees, information systems, accounting controls, personnel and administrative functions with those of TOKIN and to manage the combined company on a going forward basis. There can be no assurance we will be able to successfully integrate and streamline overlapping functions or, if successfully accomplished, that such integration will not be more costly to accomplish than presently contemplated or that we will not encounter difficulties in managing the combined company due to its increased size and scope. Furthermore, expansions or acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources and increase our exposure to penalties or fines for non-compliance with such requirements.

Furthermore, there can be no assurance that, as a combined company, we will continue to maintain all of the supplier and customer relationships we and TOKIN enjoyed as separate companies. As a combined company, we may encounter difficulties managing relationships with our suppliers and our customers due to our increased size and scope and to the increased number of relationships we will have with suppliers and customers.
We are currently subject to increased regulatory scrutiny and litigation that may negatively impact our business.
The growth of our Company and our expansion into a variety of new products expose us to a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. Beginning in March 2014, TOKIN and certain of its subsidiaries have received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea, Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry, and TOKIN has subsequently received significant fines from the United States Department of Justice and the Taiwan Fair Trade Commission arising out of their respective investigations. Given our leading position within several segments of the capacitor industry and our acquisition of TOKIN on April 19, 2017, these investigations have exposed us to civil litigation costs and could interfere with our ability to meet certain business objectives. As of March 31, 2017, TOKIN’s accrual for antitrust and civil litigation totaled $83.4 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued.
Various purported antitrust class actions as described in “Item 3. Legal Proceedings,” have been filed in United States district courts and Canada alleging collusion and restraint of trade in capacitors by the named defendants, including KEMET Corporation, KEC and TOKIN.
Except for the TOKIN accrual described above, the Company has not recorded any accrual concerning these antitrust class action suits.

The impact of these and other investigations could have a material adverse effect on our financial position, liquidity and results of operations.

If we are unable to attract, train or retain key employees, management or a highly skilled and diverse workforce, it could have a negative impact on our business, financial condition or results of operations.
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
We are subject to various laws and regulations of national, state and local authorities in the countries in which we operate regarding a wide variety of matters, including conflict minerals, environmental, employment, land use, antitrust, and others that affect the day-to-day operations of our business. The liabilities and requirements associated with the laws and regulations that affect us may be costly and time-consuming. There can be no assurance we have been or will be at all times in compliance with such applicable laws and regulations. Failure to comply may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations. If we are pursued for sanctions, costs or liabilities in respect of these matters, our operations and, as a result, our profitability could be materially and adversely affected.
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
We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade and trade sanctions laws and regulations administered by the Office of the United States Trade Representative (“OFTR”) and the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The import and export of our products from each of our United States and international manufacturing facilities and distribution hubs are subject to international trade agreements, the modification or repeal of which could impact our business. We must comply with the requirements of OFTR and non-U.S. trade representative offices in order to benefit from existing trade agreements. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We also cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws that, generally, bar bribes or unreasonable gifts to foreign governments or officials.
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
In addition to the general limitations on the carryback and carryforward of net operating losses under Section 172 of the Internal Revenue Code (the “Code”), Section 382 of the Code imposes further limitations on the utilization of net operating losses by a corporation following ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three-year period. If Section 382 applies, the post-ownership change utilization of our net operating losses may be subject to limitation for federal income tax purposes related to regular and alternative minimum tax. The application of Section 382 of the Code now or in the future could limit a substantial part of our future utilization of available net operating losses. Such limitation could require us to pay substantial additional income taxes and adversely affect our liquidity and financial position.
We do not believe we have experienced an ownership change to date. However, the Section 382 rules are complex and there is no assurance our view is correct. For example, the issuance of a warrant (the “Platinum Warrant”) in May 2009 to K Financing, LLC (“K Financing”), in connection with the entry into a credit facility (the “Platinum Credit Facility”) with K Financing, may be deemed to have resulted in an “ownership change” for purposes of Section 382 of the Code. If such an ownership change is deemed to have occurred, the amount of our post-ownership change taxable income that could be offset by our pre-ownership change net operating loss carryforwards would be severely limited. While we believe the issuance of the Platinum Warrant did not result in an ownership change for purposes of Section 382 of the Code, there is no assurance our view will be unchallenged.

Even if we have not experienced an ownership change to date, we could experience an ownership change in the near future if there are certain significant purchases of our common stock or other events outside our control.
Our debt agreements contain restrictions that could limit our flexibility in operating our business.
Our debt agreements contain various covenants that, subject to exceptions, may limit our ability to, among other things: incur additional indebtedness; create liens on assets; make capital expenditures; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change lines of business. The agreement governing our revolving credit facility also includes a fixed charge coverage ratio covenant that we must satisfy if an event of default occurs or in the event we do not meet certain excess availability requirements under our revolving credit facility. Our ability to comply with this covenant is dependent on our future performance, which may be subject to many factors, some of which are beyond our control.
If our information technology systems fail to function properly it may cause business disruptions.
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
As part of the consideration for entering into the Platinum Credit Facility on May 5, 2009, K Financing received the Platinum Warrant to purchase up to 26,848,484 shares of our common stock (subject to certain adjustments), representing 49.9% of our outstanding common stock at the time of issuance on a post-exercise basis. This Platinum Warrant was subsequently transferred to K Equity, LLC (“K Equity”), an affiliate of K Financing. As of March 31, 2017, 8,416,815 shares remain subject to the Platinum Warrant. To the extent K Equity exercises the remainder of the Platinum Warrant in whole or in part but does not sell all or a significant part of the shares it acquires upon exercise, K Equity may own up to 18.0% of our outstanding common stock. As a result, K Equity may have substantial influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our restated certificate of incorporation and by-laws and approval of significant corporate transactions. This concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders, and the trading price of shares of our common stock could be adversely affected.
If economic and demographic experience for pension and other post-retirement benefit plans are less favorable than our assumptions (e.g., discount rates or return on investments), then it may affect our financial condition and results of operations.

The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our pension and other post-retirement benefit plans requires that we estimate the present value of projected future payments to all participants. We use many assumptions in calculating these estimates, including assumptions related to discount rates, return on investments on designated plan assets, and demographic experience (e.g., mortality and retirement rates). To the extent actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations. For instance, significant decreases in market interest rates could lead to increases in annual pension expense. Further, decreases in the value of plan assets could lead to an increased use of cash for plan contributions. For discussion of our assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 and Note 10 to the consolidated financial statements.

Sales to distribution channel customers may fluctuate and adversely affect our results of operations.
From time-to-time, if end customer demand decreases, our sales to distributors also decrease while the distributors reduce their inventory levels. In addition, a single customer, a distributor, accounted for over 10% of our net sales in fiscal years 2017, 2016 and 2015. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by it.
Earthquakes and other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations.

Several of our facilities in Japan (through the acquisition of TOKIN on April 19, 2017) are located in regions that are subject to earthquakes and other natural disasters. Our production facilities located in Japan are in areas with above average seismic activity and some have been affected by other natural disasters such as tsunami. If any of our facilities in Japan or elsewhere were to experience a catastrophic earthquake or other natural disaster, such event could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility or facilities. While KEMET has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
We are headquartered in Simpsonville, South Carolina, and, as of March 31, 2017, had 18 manufacturing plants located in North America, Europe and Asia. Our manufacturing and research facilities include approximately 3.0 million square feet of floor space and use proprietary manufacturing processes and equipment. Through the acquisition of TOKIN we added 6 manufacturing plants located in Asia which include approximately 1.8 million square feet of floor space and use proprietary manufacturing processes and equipment.
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

The following table provides certain information regarding our principal facilities:

Location	Square Footage (in thousands)	Type of Interest	Description of Use
Simpsonville, South Carolina U.S.A.	382	Owned	Headquarters, Innovation Center, Advanced Tantalum Manufacturing
Solid Capacitor Business Group
Matamoros, Mexico (1)	384	(1)	(1)
Monterrey, Mexico (2)	532	Owned	Manufacturing
Suzhou, China (2)	353	Leased	Manufacturing
Ciudad Victoria, Mexico	265	Owned	Manufacturing
Carson City, Nevada U.S.A.	89	Owned	Manufacturing
Nyuzen, Toyama Japan (3)	202	Owned	Innovation Center
Chachoengsao, Thailand (3)	141	Owned	Manufacturing
Film and Electrolytic Business Group
Evora, Portugal	233	Owned	Manufacturing and Innovation Center
Skopje, Macedonia	126	Owned	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	56	Leased	Manufacturing
Batam, Indonesia	86	Owned	Manufacturing
Kyustendil, Bulgaria (4)	83	(4)	(4)
Pontecchio, Italy	226	Owned	Manufacturing and Innovation Center
Anting, China	38	Owned	Manufacturing
Farjestaden, Sweden	28	Leased	Manufacturing and Innovation Center
Other TOKIN Product Lines (3)
Shiroishi, Miyagi Japan	524	Owned	Manufacturing
Sendai, Miyagi Japan	377	Owned	Manufacturing and Innovation Center
Bien Hoa City Dong Nai Province, Vietnam	174	Owned	Manufacturing
Xiamen, China	430	Owned	Manufacturing
_______________________________________________________________________________

(1)
Includes two manufacturing facilities, one owned and one leased facility. The leased facility processes raw materials, and is being relocated to our owned facility in Matamoros, Mexico. Leased location will be vacated early fiscal year 2018.

(2)	Includes two manufacturing facilities.

(3)	Properties were added subsequent to March 31, 2017 related to the acquisition of TOKIN on April 19, 2017.

(4)	Includes one owned manufacturing facility and one leased warehouse facility.
ITEM 3.    LEGAL PROCEEDINGS.
We or our subsidiaries may at any one time be parties to lawsuits arising out of their respective operations, including workers’ compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to us, we do not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on our financial condition or results of operations.
As previously reported, KEMET Corporation and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN, as described below), are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the “U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. The complaint is currently in the factual discovery phase. In addition, KEMET Corporation and KEC, along with more than 20 other capacitor manufacturers and subsidiaries, have been named as defendants in two suits by plaintiffs who have chosen not to participate in the U.S. Class Action Complaint (collectively with the U.S. Class Action Complaint, the “U.S. Complaints”): AASI Beneficiaries’ Trust v. AVX

Corporation, et al., filed on August 29, 2016 in the United States District Court, Southern District of Florida, and Benchmark Electronics, Inc., et al. v. AVX Corporation, et al., filed on April 18, 2017 in the United States District Court, Southern District of Texas. The AASI and Benchmark complaints allege generally the same violations as the U.S. Class Action Complaint.
In addition, as previously reported, KEMET Corporation and KEC, along with certain other capacitor manufacturers and subsidiaries, were named as defendants in several additional suits that were filed in Canada (collectively, the “Canadian Complaints”): Badashmin v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Herard v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Cygnus Electronics Corporation v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court of Justice, Province of Ontario; LeClaire v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Taylor v Panasonic Corporation, et al., filed August 11, 2014 in the Superior Court of Justice, Province of Ontario; Ramsay v. Panasonic Corporation, et al., filed August 14, 2014 in the Supreme Court, Province of British Columbia; Martin v. Panasonic Corporation, et al., filed September 25, 2014 in the Superior Court, Province of Quebec, District of Montreal; Parikh v. Panasonic Corporation, et al., filed October 3, 2014 in the Superior Court of Justice, Province of Ontario; Fraser v. Panasonic Corporation, et al., filed October 3, 2014 in the Court of Queen’s Bench, Province of Saskatchewan; Pickering v. Panasonic Corporation, et al., filed October 6, 2014 in the Supreme Court, Province of British Columbia; McPherson v Panasonic Corporation et al., filed on November 6, 2014 in the Court of Queen’s Bench, Province of Manitoba; and Allott v AVX Corporation, et al., filed on May 13, 2016 in the Superior Court of Justice, Province of Ontario. The Canadian Complaints generally allege the same unlawful acts as in the U.S. Complaints, assert claims under Canada’s Competition Act as well as various civil and common law causes of action, and seek injunctive and equitable relief and money damages.
Except for the TOKIN accrual described below and certain attorneys’ fees, the Company has not recorded any accrual concerning the U.S. Complaints and the Canadian Complaints.
Beginning in March 2014, TOKIN and certain of its subsidiaries have received inquiries, requests for information and other communications from government authorities in China, the United States, the European Union, Japan, South Korea, Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry.
On September 2, 2015, the United States Department of Justice announced a plea agreement with TOKIN in which TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over 5 years in six installments of $2.3 million each, plus accrued interest. The first and second payments were made in February 2016 and January 2017, respectively, while the next payment is due in January 2018.
On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1,218.2 million New Taiwan dollars (“NTD”) (approximately U.S. $40.2 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC indicated the fine would be reduced to NTD609.1 million (approximately U.S. $20.1 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine.
On March 29, 2016, the Japan Fair Trade Commission published an order by which TOKIN was fined ¥127.2 million (approximately U.S. $1.1 million) for violation of the Japanese Antimonopoly Act. Payment of the fine was made in October 2016.
On July 27, 2016, Brazil’s Administrative Council for Economic Defense approved a cease and desist agreement with TOKIN in which TOKIN made a financial contribution of Brazilian real 601 thousand (approximately U.S. $0.2 million) to Brazil’s Fund for Defense of Diffuse Rights.
On May 2, 2016, TOKIN reached a preliminary settlement, followed by definitive settlement agreements on July 15, 2016, in two antitrust suits pending in the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Class Action Suits”), which was approved by the court on April 6, 2017 (for the purported direct purchaser plaintiffs), or is subject to court approval (for the purported indirect purchaser plaintiffs). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Class Action Suits, TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Each of the respective class payments is payable in five installments, the first of which became due on July 29, 2016, the next three of which are due each year thereafter on the anniversary of the initial payment, and the final payment is due by December 31, 2019. TOKIN has paid the initial installment payments into the two plaintiff classes’ respective escrow accounts.

In the fiscal year ended March 31, 2017, KEMET incurred a loss of $7.1 million related to TOKIN’s antitrust and civil litigation fines and legal fees, based upon its 34% economic interest in TOKIN, which is included in the line item “Equity income (loss) from TOKIN” on the Consolidated Statements of Operations.
The remaining governmental investigations are continuing at various stages. As of March 31, 2017, TOKIN’s accrual for antitrust and civil litigation totaled $83.4 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued. Additionally, under the terms of the TOKIN Purchase Agreement (as hereinafter defined), TOKIN will be responsible for defending all suits, paying all expenses and satisfying all judgments to the extent arising out of or related the capacitor antitrust investigations and related litigation described above.
ITEM 4.    MINE SAFTETY DISCLOSURES.
Not applicable.
ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, business experience, positions and offices held and period served in such positions or offices for each of the executive officers and certain key employees of the Company are listed below. There are no family relationships among our executive officers and directors.

Name	Age	Position	Years with Company
Per-Olof Lööf	66	Chief Executive Officer and Director	12
William M. Lowe, Jr.	64	Executive Vice President and Chief Financial Officer	9
Charles C. Meeks, Jr.	55	Executive Vice President, Solid Capacitor Business Group	33
R. James Assaf	57	Senior Vice President, General Counsel and Secretary	9
Claudio Lollini	37	Senior Vice President of Global Sales and Marketing	12
Stefano Vetralla	54	Senior Vice President and Chief Human Resources Officer	9
Susan B. Barkal	54	Senior Vice President Quality, Chief Compliance Officer and Chief of Staff	17
Dr. Phillip M. Lessner	58	Senior Vice President and Chief Technology Officer	21
Andreas Meier	49	Senior Vice President, Film and Electrolytic Business Group	19
Michael L. Raynor	51	Vice President and Corporate Controller	9
Richard J. Vatinelle	53	Vice President and Treasurer	4
Robert S. Willoughby	56	Senior Vice President, Global Supply Chain	31
_______________________________________________________________________________
Executive Officers
Per-Olof Lööf, Chief Executive Officer and Director, was named such in April 2005. Mr. Lööf was previously the Managing Partner of QuanStar Group, LLC, a management consulting firm and had served in such capacity since December 2003. Prior thereto, he served as Chief Executive Officer of Sensormatic Electronics Corporation and in various management roles with Andersen Consulting, Digital Equipment Corporation, AT&T and NCR. Mr. Lööf also serves on several charity boards including the Boca Raton Regional Hospital and the International Centre for Missing & Exploited Children. He received a “civilekonom examen” degree in economics and business administration from the Stockholm School of Economics.
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
Claudio Lollini, Senior Vice President of Global Sales and Marketing, was named such in July 2015. He joined KEMET in October 2007 through the Company’s acquisition of Arcotronics Italia S.p.A., where he served as Manager, Sales - Greater China. Mr. Lollini was appointed Director of Product Management for Film & Electrolytic in January 2009, Director of Sales Taiwan in June 2012, and Vice President, Sales - Asia Pacific in May 2013 prior to his appointment to his current position. Mr. Lollini holds a Bachelor of Science degree in Engineering Management from the University of Bologna and a Master of Business Administration from the Kellogg School of Management, and is a 2011 graduate of the KEMET Leadership Forum.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock of the Company
Our common stock trades on the NYSE under the ticker symbol “KEM” (NYSE: KEM). We had 110 stockholders of record as of May 25, 2017. The following table represents the high and low sale prices of our common stock for the periods indicated:

	Fiscal Year 2017		Fiscal Year 2016
Quarter	High	Low	High	Low
First	$2.98	$1.76	$4.62	$2.81
Second	3.62	2.66	2.93	1.48
Third	6.99	3.45	3.00	1.85
Fourth	12.65	5.78	2.44	1.26
Dividend Policy
We have not declared or paid any cash dividends on our common stock since our initial public offering in October 1992. We do not anticipate paying dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, the capital requirements, operating results, and our financial condition. In addition, under the terms of the Term Loan Credit Agreement (as hereinafter defined) which was entered into subsequent to March 31, 2017, we are restricted from paying cash dividends in an amount greater than $5 million in the aggregate per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on March 31, 2012, with the Russell 3000 and a peer group (the “Peer Group”) comprised of certain companies which manufacture capacitors and with which we generally compete. The Peer Group is comprised of AVX Corporation, Littelfuse, Inc. and Vishay Intertechnology, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among KEMET Corporation, the Russell 3000 Index,
and a Peer Group
_______________________________________________________________________________

*	$100 invested on 3/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

RETURNS
Years Ending March 31,

	2012	2013	2014	2015	2016	2017
KEMET Corporation	100.00	66.77	62.07	44.23	20.62	128.21
Russell 3000	100.00	112.16	134.87	148.70	145.21	168.03
Peer Group	100.00	103.13	124.41	131.66	138.72	195.57

Unregistered Sales of Equity Securities
We did not sell any of our equity securities during fiscal year 2017 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended March 31, 2017 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 to January 31, 2017	—	$—	—	—
February 1 to February 28, 2017	13	7.09	—	—
March 1 to March 31, 2017	10	11.85	—	—
Total for Quarter Ended March 31, 2017	23	$9.16

(1)	Represents shares withheld by the Company upon vesting of restricted stock to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.
Equity Compensation Plan Disclosure
The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of March 31, 2017:

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,967,172	(1)	$8.61	285,656
Equity compensation plans not approved by stockholders	—		—	—
Total	3,967,172		$8.61	285,656

(1)
Includes 1,090,394 shares subject to outstanding LTIP Awards (time-based), 447,830 shares subject to outstanding LTIP Awards (performance-based) and 1,381,570 outstanding non-vested restricted shares of Common Stock; the weighted-average exercise price does not take into account these shares as they have no exercise price.

ITEM 6.    SELECTED FINANCIAL DATA.
The following table summarizes our selected historical consolidated financial information for each of the last five years. The selected financial information under the captions “Income Statement Data,” “Per Share Data,” “Balance Sheet Data,” and “Other Data” shown below has been derived from our audited consolidated financial statements. This table should be read in conjunction with other consolidated financial information of KEMET, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, included elsewhere herein. The data set forth below may not be indicative of our future financial condition or results of operations (see Item 1A, “Risk Factors”) (amounts in thousands except per share amounts):

	Fiscal Years Ended March 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Net sales	$757,791	$734,823	$823,192	$833,666	$823,903
Operating income (loss)	34,540	32,326	22,378	(18,211)	(35,080)
Interest income	(24)	(14)	(15)	(195)	(139)
Interest expense	39,755	39,605	40,701	40,962	41,331
Income (loss) from continuing operations	47,989	(53,629)	(19,522)	(64,869)	(78,512)
Income (loss) from discontinued operations, net of income tax expense (benefit)	—	—	5,379	(3,634)	(3,670)
Net income (loss)	47,989	(53,629)	(14,143)	(68,503)	(82,182)
Per Share Data:
Net income (loss) per basic share:
Income (loss) from continuing operations	$1.03	$(1.17)	$(0.43)	$(1.44)	$(1.75)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$—	$0.12	$(0.08)	$(0.08)
Net income (loss)	$1.03	$(1.17)	$(0.31)	$(1.52)	$(1.83)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.87	$(1.17)	$(0.43)	$(1.44)	$(1.75)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$—	$0.12	$(0.08)	$(0.08)
Net income (loss)	$0.87	$(1.17)	$(0.31)	$(1.52)	$(1.83)
Balance Sheet Data:
Total assets (2)	$734,528	$699,780	$742,604	$836,193	$903,116
Working capital	248,873	228,793	228,478	227,070	257,801
Long-term debt, less current portion(1)(2)	386,211	385,833	386,320	385,877	365,966
Other non-current obligations	60,131	74,892	57,131	55,864	69,022
Stockholders’ equity	154,675	112,481	164,682	221,884	276,916
Other Data:
Cash flow provided by (used in) operating activities	$71,667	$32,365	$24,402	$(6,746)	$(22,827)
Capital expenditures	25,617	20,469	22,232	32,147	46,174
Research and development	27,629	24,955	25,802	24,466	26,876
_______________________________________________________________________________

(1)
In fiscal year 2013, the Company issued $15.0 million of 10.5% Senior Notes. In fiscal year 2013, the Company received a $24.0 million advance payment from an original equipment manufacturer and in fiscal year 2015 this advance payment was repaid in full. In fiscal years 2017, 2016 and 2015, the Company had $33.9 million, $33.9 million and $33.5 million, respectively, outstanding under a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank of America, N.A.

(2)
Fiscal years 2013 through 2016 have been restated due to the retroactive adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2017, 2016, and 2015. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. The discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the Item 1A, “Risk Factors” and, from time to time, in our other filings with the Securities and Exchange Commission.
Our Competitive Strengths
We believe that our Company benefits from the following competitive strengths:
Strong Customer Relationships
We have a large and diverse customer base. We believe that our emphasis on quality control and our performance history establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world’s major electronics OEMs (including Alcatel-Lucent USA, Inc., Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., HP Inc., International Business Machines Corporation, Motorola Solutions, L.M. Ericsson, Siemens AG and TRW Automotive), EMSs (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc. and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc. and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market results in a more rewarding customer experience, earning us a high degree of customer loyalty.
Breadth of Our Diversified Product Offering and Markets
We believe that we have the most complete line of primary capacitor types spanning a full spectrum of dielectric materials including tantalum, multilayer ceramic, solid and electrolytic aluminum and film capacitors. As discussed below, our acquisition, on April 19, 2017, of (and previous private label partnership with) TOKIN, has expanded our product offerings and markets. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. In addition, through our acquisition of TOKIN, we have products to assist in the management of electronic noise within a device and in communications between devices, as well as products that can sense and respond to human activity, physical vibration, and electric current. We sell our products into a wide range of end-markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographical regions. No single industry accounted for more than 30% of net sales; although, one customer, an electronics distributor, accounted for more than 10% of our net sales in fiscal year 2017. No single end-use customer accounted for more than 5% of our net sales in fiscal year 2017. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.
Leading Market Positions and Operating Scale
Based on net sales, we believe that we are the largest manufacturer of tantalum capacitors in the world and one of the largest manufacturers of direct current film capacitors in the world and have a substantial market position in the specialty ceramic and custom wet aluminum electrolytic markets. As discussed below, our acquisition of (and previous private label partnership with) TOKIN allows us to achieve true scale in operations to manage raw materials sourcing as well as maximize efficiencies. We believe that our leading market positions and operating scale allow us to realize production efficiencies, leverage economies of scale and capitalize on growth opportunities in the global capacitor market.
Strong Presence in Specialty Products
We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. Whether at the concept or design stage, KEMET provides engineering tools and samples to our customers to enable them to make the best product selections. KEMET’s Field Application Engineers (experts in electrical circuits) and Technical Product Managers (experts in product applications) assist our Sales team as they navigate the product selection process with our customers. During fiscal years 2017 and 2016, respectively, specialty products accounted for 40.7% and 41.3% of our revenue. By allocating an increasing portion of our management resources and research and development (“R&D”) investment particularly through our acquisition of (and previous partnership with) TOKIN to specialty products, we have established ourselves as one of the leading innovators in this fast growing, emerging segment of the market, including healthcare, renewable energy, telecommunication infrastructure and oil and gas.
Low-Cost and Strategic Locations
We believe our plants in China, Mexico, Bulgaria and Macedonia are some of the lowest cost production facilities in the industry. Many of our key customers have relocated their production facilities to Asia, particularly China. We believe our manufacturing facilities in China are in close proximity to the large and growing Chinese market. In addition, we have the ability to increase capacity and change product mix to meet our customers’ needs.
Our Brand
Founded by Union Carbide in 1919 as KEMET Laboratories, we believe that we have established a reputation as a high quality, efficient and affordable partner that sets our customers’ needs as the top priority. This has allowed us to successfully attract loyal clientele and enabled us to expand our operations and market share over the past few years. We believe our commitment to addressing the needs of the industry in which we operate has differentiated us from our competitors. In addition to our traditional reputation of being the “Easy-To-Buy-From” company by providing excellent customer service and on-time delivery, we have now evolved to being the “Easy-To-Design-In” company with the addition of technical resources like KEMET’s online Engineering Center and capacitor selection simulation tools.
Our People
We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 17 member senior management team has an average of 16 years of experience with us and an average of 25 years of experience in the manufacturing industry.
Business Strategy
Our strategy is to use our position as a leading, high-quality manufacturer of capacitors to capitalize on the increasingly demanding requirements of our customers. Key elements of our strategy include:
One KEMET Campaign.
We continue to focus on improving our commercial and technological capabilities through various initiatives that all fall under our One KEMET campaign. The One KEMET campaign aims to ensure that we, as a company, are focused on the same goals and working with the same processes and systems to ensure consistent quality and service that allow us to provide our customers with the technologies they require at a competitive “total cost of ownership.” This effort was launched to ensure that, as we continue to grow, we not only remain grounded in our core principles but that we also use those principles, operating procedures and systems as the foundation from which to expand. These initiatives include our Lean and Six Sigma culture evolution, our global customer accounts management program and our evolution toward a philosophy of being “easy to design-in.”
Develop Our Significant Customer Relationships and Industry Presence.
We continue to focus on our responsiveness to our customers’ needs and requirements by making order entry and fulfillment easier, faster, more flexible and more reliable for our customers. This will be accomplished by focusing on building products around customers’ needs and by giving decision-making authority to customer-facing personnel and by providing purpose-built systems and processes.
Leverage Our Technological Competence and Expand Our Leadership in Specialty Products
We continue to leverage our technological competence and our acquisition, on April 19, 2017, of (and previous partnership with) TOKIN, by introducing new products in a timely and cost-efficient manner. This allows us to generate an increasing portion of our sales from new and customized solutions that meet our customers’ varied and evolving capacitor needs as well as to improve our financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor market, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During fiscal year 2017, excluding TOKIN, we introduced 12,615 new products of which 1,404 were first to market, and specialty products accounted for 40.7% of our revenue over this period.

Further Expand Our Broad Capacitance Capabilities
We identify ourselves as the "Electronic Components" company and strive to be the supplier of choice for all our customers' capacitance needs across the full spectrum of dielectric materials including tantalum, multilayer ceramic, solid and electrolytic aluminum, film and paper. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research and pursue additional capacitance technologies and solutions in order to maximize the breadth of our product offerings. As discussed below, through our acquisition of (and previous partnership with) TOKIN we have further expanded our product offerings to electric double layer capacitors, electro-magnetic devices, sensors and actuators.
Selectively Target Complementary Acquisitions and Equity Investments
As strategic opportunities are identified, we will evaluate and possibly pursue them if they would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses allowing us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers’ technologies and our current product offerings. For example, in fiscal year 2012, we acquired KEMET Blue Powder which has allowed us to vertically integrate certain manufacturing processes within Solid Capacitors. In addition, on February 1, 2013, KEC, a wholly owned subsidiary of the Company, acquired a 34% economic interest in TOKIN, a manufacturer of tantalum capacitors and electro-magnetic and access devices. As discussed further below, on April 19, 2017, KEC acquired the remaining 66% economic interest in TOKIN. Subsequent to acquisition, NEC TOKIN Corporation has changed its name to TOKIN Corporation and is a 100% owned subsidiary of KEMET.
Promote the KEMET Brand Globally
We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world in order to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar year 2016, we received the “Global Operations Excellence Award” from TTI, Inc.
Global Sales & Marketing Strategy
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
TOKIN

Through our acquisition of TOKIN on April 19, 2017 and previous cross licensing agreement and Amended and Restated Private Label Agreement with TOKIN, we have expanded product offerings and markets for both KEMET and TOKIN. KEMET’s strong presence in the western hemisphere and TOKIN's excellent position in Japan and Asia significantly enhances the customer reach for both companies. Through TOKIN we believe we can achieve true scale in operations allowing us to manage raw materials sourcing as well as maximize efficiencies and best practices in manufacturing and product development. We believe that the international management team of KEMET and TOKIN allows us to be more sensitive and aware of region-specific business needs compared to our competitors. Combining our R&D capabilities and university relationships will allow us to be on the forefront of new developments and technological advancements in the capacitor industry. Leveraging R&D investment in both Japan and the U.S. enables KEMET to diversify beyond capacitors in the passives market as a result of the TOKIN acquisition (and previous partnership).
Recent Developments and Trends
Equity Investment
Since 2013, KEMET, through its wholly-owned subsidiary, KEC, has held a 34% economic interest in TOKIN, which was operated as a joint venture with NEC. Subsequent to year-end, on April 19, 2017, KEC completed its acquisition of the remaining 66% economic interest in TOKIN, as a result of which TOKIN is now a 100% owned indirect subsidiary of KEMET. The acquisition was made possible in part by the sale of TOKIN's electro-mechanical devices (“EMD”) business as described below.

Under the terms of the TOKIN Purchase Agreement between KEC and NEC, dated as of February 23, 2017, KEC paid NEC JPY 16.2 billion, or approximately $148.8 million (using the April 19, 2017 exchange rate of 108.751 Japanese Yen to 1.00 U.S. Dollar), for all of the outstanding shares of TOKIN it did not already own. The preliminary purchase price was comprised of JPY 6.0 billion, or approximately $55.2 million (using the April 19, 2017 exchange rate of 108.751 Japanese Yen to 1.00 U.S. Dollar) plus one-half of an amount determined to be the excess net cash proceeds (“Excess Cash” as defined in the TOKIN Purchase Agreement) from the sale of TOKIN’s EMD business discussed below. The Excess Cash is subject to working capital adjustments pursuant to the Master Sale Agreement.
The acquisition of TOKIN improves KEMET's liquidity by adding $216.6 million of cash on the date of acquisition. In addition, we expect our net sales (including TOKIN) to be within the $278 million to $288 million range (using a exchange rate of 112 Japanese Yen to 1.00 U.S. Dollar) for the first quarter of fiscal year 2018. Combined gross margin may decline slightly from the KEMET standalone level and should be in a narrow band between 25.5% and 26.8%. Combined SG&A is expected to be in the range of $38.5 million to $40.5 million. And R&D is expected to be approximately $9 million in the quarter. Interest expense for the June quarter should be in the $10.7 million range, due to the refinancing of our debt which resulted in 1 month of interest expense for both the 10.5% Senior Notes and the $345 million Term Loans (as discussed below). In future quarters we expect interest expense to be approximately $6.6 million per quarter.
We believe the acquisition of TOKIN will expand KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and create an entrance into Japan for KEMET. We believe TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio. We believe the combination creates a leader in the combined polymer and tantalum capacitors market. The acquisition also enhances KEMET’s product diversification with entry into EMC and sensors. With the increased scale, the Company anticipates optimizing costs through competitive raw materials sourcing and maximizing operating efficiencies. The acquisition is also expected to be accretive to earnings with improvement in Adjusted EBITDA and cash flow.
Prior to the closing of the TOKIN Purchase Agreement, on April 14, 2017, TOKIN closed on the sale of its EMD business to NTJ Holdings 1 Ltd. (“NTJ”), pursuant to a master sale and purchase agreement (the “Master Sale Agreement”). EMD manufactures signal and power relays and is primarily located in Calamba, Laguna, Philippines. The selling price was JPY 49.6 billion or approximately $442.7 million (using the April 14, 2017 exchange rate of 108.874 Japanese Yen to 1.00 U.S. Dollar) and is subject to certain working capital adjustments pursuant to the Master Sale Agreement. The Master Sale Agreement was amended on April 7, 2017 and April 14, 2017 to adjust the closing date and adjust the net proceeds by JPY 99 million.
In the first quarter of fiscal year 2018, TOKIN will recognize a gain on the sale of its EMD business. The following gain calculation is based upon preliminary estimates of the sales price (prior to working capital adjustments as outlined in the Master Sale Agreement), carrying amount of the EMD net assets, the tax impact of the transaction and transaction fees. KEMET's proportionate share of TOKIN's gain on the sale of the EMD business is calculated as follows:

	Oku-Yen	$USD (in millions)*
Sales price	¥495.8	$443.4
Less:
Carrying amount of EMD net assets	77.1	69.0
Remove AOCI	5.2	4.6
Transaction related fees and taxes	6.8	6.1
Deferred tax asset	13.8	123.1
Gain on sale	392.9	240.6
KEMET's equity interest	34%	34%
KEMET's gain on sale (1)	¥133.6	$81.8
*Utilizing an exchange rate as of March 31, 2017 of 111.82 Japanese Yen to 1.00 U.S. Dollar.
TOKIN fiscal year 2017 results
In the fiscal year ended March 31, 2017, we incurred net income from TOKIN of $41.6 million primarily due to TOKIN’s reversal of a deferred tax valuation allowance of $41.0 million and $8.2 million in net income from operations, partially offset by $7.1 million accrued for antitrust fines and civil litigation expenses as described in Note 5, “Investment in TOKIN.” As noted in the table above, the impact of the deferred tax valuation allowance is expected to reverse in the first quarter of fiscal year 2018 when the gain on the sale of the EMD business is recognized.

In addition, the Company marked NEC's Put Option (as defined in Note 5, “Investment in NEC TOKIN”) to fair value and in the fiscal year ended March 31, 2017 recognized a $10.7 million gain, which is included on the line item “Change in value of NEC TOKIN options” in the Consolidated Statement of Operations. The line item “Other non-current obligations” on the Consolidated Balance Sheets includes $9.9 million as of March 31, 2017 related to the Put Option.
See Note 5, “Investment in NEC TOKIN” for further discussion of the NEC TOKIN Equity Investment.
Write down of long-lived assets:
During fiscal year 2017, we recorded a write down of long-lived assets of $10.3 million due to the following:
In fiscal year 2017, Film and Electrolytic incurred impairment charges totaling $8.2 million ($0.18 per basic share and $0.15 per diluted share). The impairment charges consisted of the following two actions.
On August 31, 2016, KEC made the decision to shut-down operations of its wholly-owned subsidiary, KFM. Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. KFM supplied formed foil to the Company’s Film and Electrolytic business, as well as to certain third party customers. The Company anticipates that Film and Electrolytic will achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. The Company recorded impairment charges related to KFM totaling $4.1 million comprising of $3.0 million for the write down of property, plant and equipment and $1.1 million for the write down of intangible assets. In addition, the Company accrued severance charges and restructuring costs described in Note 3, “Restructuring Charges.”
The Company has also recorded impairment charges of $4.1 million related to a decline in real estate market conditions related to its vacated Sasso Marconi, Italy manufacturing facility. KEMET used a capitalization of income method to estimate the fair value of the property. Due to the operating loss incurred by Film and Electrolytic in the twelve-month period ending March 31, 2017, we tested its long-lived assets for impairment as of March 31, 2017 and concluded that the remaining long-lived assets for Film and Electrolytic were not impaired.
In fiscal year 2017, Solid Capacitors incurred impairment charges totaling $2.1 million ($0.04 per basic share and $0.04 per diluted share) related to the relocation of our leased K-salt facility to our existing Matamoros, Mexico facility. In addition, the Company accrued severance charges described in Note 3 “Restructuring Charges” and incurred equipment relocation costs of approximately $0.6 million during fiscal year 2017 and expects to incur an additional $0.7 million through June of 2017.
Restructuring
In the fiscal year ended March 31, 2017 we incurred $5.4 million in restructuring charges including $2.2 million related to personnel reduction costs and $3.2 million of manufacturing relocation costs.
Subsequent Event
In addition to the subsequent events for TOKIN noted above, the Company successfully refinanced its long term debt.
Long-term debt
On April 28, 2017, KEMET entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, KEC (together with the Company, the “Borrowers”), Bank of America, N.A. as the Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner, and various lenders party thereto from time to time. The Term Loan Credit Agreement provides for a $345 million term loan facility. In addition, the Borrowers may request incremental term loan commitments in an aggregate amount not to exceed $50 million (together with the initial $345 million term loan, the “Term Loans”). The proceeds are being used, together with cash on hand, to fund the redemption of all of KEMET’s outstanding 10.5% Senior Notes, which were also called for redemption on April 28, 2017. The initial Term Loan was made with an original issue discount of 300 basis points. At the Company’s election, the Term Loans may be made as either Base Rate Term Loans or LIBO Rate Term Loans (each as defined in the Term Loan Credit Agreement). The applicable margin for term loans is 5.0% for Base Rate Term Loans and 6.0% for LIBO Rate Term Loans. All LIBO Rate Term Loans are subject to a pre-margin floor of 1.00%. The Term Loan Credit Agreement contains customary covenants and events of default. The Company also entered into the Term Loan Security Agreement dated as of April 28, 2017 (the “Security Agreement”), among the Company, KEC, the other grantors party thereto, and Bank of America, N.A., as collateral agent, pursuant to which the Company’s obligations under the Term Loan Credit Agreement are secured by a pledge of 65% of the outstanding voting stock of certain first-tier subsidiaries organized in Italy, Japan, Mexico and Singapore, and a second lien pledge on the collateral securing KEMET’s revolving credit facility. The obligations of the Company under the

Term Loan Credit Agreement are guaranteed by certain of its subsidiaries, including KRC Trade Corporation, KEMET Services Corporation, KEMET Blue Powder Corporation and The Forest Electric Company. The Term Loans mature April 28, 2024, and may be extended in accordance with the Term Loan Credit Agreement. The Company may prepay loans under the Term Loan Credit Agreement at any time, subject to certain notice requirements and certain prepayment premiums during the first two years. On a quarterly basis the Company must repay 1.25% of the aggregate principle amount of all initial term loans, or $4.3 million, beginning September 29, 2017.
In connection with the closing of the new Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (the “Loan Amendment”). The Loan Amendment increases the facility amount to $75 million and provides KEC with lower applicable interest rate margins and permitted us to complete the refinancing.
Off-Balance Sheet Arrangements
As of March 31, 2017, other than operating lease commitments as described in Note 16, “Commitments and Contingencies”, we are not a party to any off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
Our accounting policies are summarized in Note 1, “Organization and Significant Accounting Policies” to the consolidated financial statements. The following identifies a number of policies which require significant judgments and estimates, or are otherwise deemed critical to our financial statements.
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
A quantitative sensitivity analysis is provided where that information is reasonably available, can be reliably estimated and provides material information to investors. The amounts used to assess sensitivity (i.e., 1%, 10%, etc.) are included to allow readers of this Annual Report on Form 10-K to understand a general cause and effect of changes in the estimates and do not represent our predictions of variability. For these estimates, it should be noted that future events rarely develop exactly as forecast, and estimates require regular review and adjustment. We believe the following critical accounting policies contain the most significant judgments and estimates used in the preparation of the consolidated financial statements:
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
KEMET’s SFSD program provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a case-by-case pre-approved basis, to adjust their purchased inventory cost to correspond with current market demand. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative and apply only to a specific customer, part, a specified special price amount, a specified quantity, and is only valid for a specific period of time.  To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.  We believe this methodology enables us to make reliable estimates of future adjustments under the SFSD program.   If the historical SFSD run rates used in our calculation changed by 1% in fiscal year 2017, net sales would be impacted by $0.8 million.
The establishment of these reserves is recognized as a component of the line item “Net sales” on the Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable” on the Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates.
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
PENSION AND POST-RETIREMENT BENEFITS.    Our management, with the assistance of actuarial firms, performs actuarial valuations of the fair values of our pension and post-retirement plans’ benefit obligations. We make certain assumptions that have a significant effect on the calculated fair value of the obligations such as the:

•	discount rate—used to arrive at the net present value of the obligation; and

•	salary increases—used to calculate the impact future pay increases will have on post-retirement obligations.
We understand that these assumptions directly impact the actuarial valuation of the obligations recorded on the Consolidated Balance Sheets and the income or expense that flows through the Consolidated Statements of Operations.
We base our assumptions on either historical or market data that we consider reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated Statements of Operations. The most critical assumption relates to the discount rate. A 25 basis point increase or decrease in the weighted average discount rate would result in changes to the projected benefit obligation of $(1.8) million and $2.1 million, respectively.
GOODWILL AND LONG-LIVED ASSETS.    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are tested for impairment at least on an annual basis. We perform our impairment test during the fourth quarter of each fiscal year and when otherwise warranted.
We evaluate our goodwill on a reporting unit basis. This requires us to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit’s carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit’s goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit’s fair value. We determine the fair value of our reporting units using an income-based, discounted cash flow (“DCF”) analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly-owned companies, or the sale of entire companies engaged in operations similar to KEMET. In addition to the above described reporting unit valuation techniques, our goodwill impairment assessment also considers our aggregate fair value based upon the value of our outstanding shares of common stock.
Our goodwill balance of $40.3 million is comprised of $35.6 million related to Blue Powder, which is within the Tantalum product line of the Solid Capacitors Business Group, and $4.7 million related to IntelliData (see Note 8, “Acquisitions”) which is a corporate asset. As part of our annual impairment testing, we determine the fair value of the relevant reporting unit(s) using an income-based, DCF analysis for Blue Powder at the Tantalum product line level, and an internal rate of return analysis for IntelliData.

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
The operating losses for Film and Electrolytic is a potential indication the carrying amount of certain long-lived asset groups might not be fully recoverable. Therefore, the Company tested long-lived assets for Film and Electrolytic for impairment as of March 31, 2017 and concluded that they were not impaired. The Company will monitor the Film and Electrolytic long-lived assets in future periods as material changes in certain assumptions could have a material effect on the estimated future undiscounted cash flows expected to be generated by the assets. This, in turn, could result in Film and Electrolytic not passing step one of the impairment test which would require the Company to perform a discounted cash flow analysis to determine the impairment amount (if any).
We evaluate the value of our other indefinite-lived intangible assets (trademarks) using an income-based, relief from royalty analysis.
The Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2017 and concluded that goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step one of the impairment test as the fair value of each of the assets exceeds the carrying value by more than 10%. The type of events that could result in a future goodwill impairment could include an increase of over 100 basis points in the Company's derived weighted-average cost of capital, which could be driven by stock price volatility, increases in government or corporate bond market rates, or other factors. A one percent increase or decrease in the discount rate used in the goodwill and indefinite-lived assets valuation would have resulted in changes in fair value in the following amounts, and would not have resulted in an impairment charge:

		Discount Rate Sensitivity, in millions
	Fair Value in Excess of Carrying Value, %	+1%	-1%
Goodwill - Blue Powder	39%	$(21.1)	$25.5
Trademarks	808%	(5.2)	6.2
Goodwill - IntelliData	14%	(0.8)	1.0
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
The accounting rules require that we recognize, in our financial statements, the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. Any accruals for estimated interest and penalties would be recorded as a component of income tax expense.
To the extent that the provision for income taxes changed by 1% of income before income taxes, consolidated net income would change by $0.1 million in fiscal year 2017.
Results of Operations
Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Net sales	$757,791	$734,823	$823,192
Operating costs and expenses:
Cost of sales	571,679	571,543	663,683
Selling, general and administrative expenses	107,868	101,446	98,533
Research and development	27,629	24,955	25,802
Restructuring charges	5,404	4,178	13,017
Write down of long-lived assets	10,279	—	—
Net (gain) loss on sales and disposals of assets	392	375	(221)
Operating (loss) income	34,540	32,326	22,378
Interest income	(24)	(14)	(15)
Interest expense	39,755	39,605	40,701
Change in value of TOKIN options	(10,700)	26,300	(2,100)
Other (income) expense, net	(5,127)	(2,348)	(4,082)
Income (loss) from continuing operations before income taxes and equity income (loss) from TOKIN	10,636	(31,217)	(12,126)
Income tax expense (benefit)	4,290	6,006	5,227
Income (loss) from continuing operations before equity income (loss) from TOKIN	6,346	(37,223)	(17,353)
Equity income (loss) from TOKIN	41,643	(16,406)	(2,169)
Income (loss) from continuing operations	47,989	(53,629)	(19,522)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $0, and $1,976, respectively	—	—	5,379
Net income (loss)	$47,989	$(53,629)	$(14,143)
Consolidated Comparison of Fiscal Year 2017 to Fiscal Year 2016
Net sales:
Net sales of $757.8 million in fiscal year 2017 increased 3.1% from $734.8 million in fiscal year 2016. Solid Capacitor and Film and Electrolytic sales increased by $18.8 million and $4.2 million, respectively. The overall Solid Capacitors net sales increase was primarily driven by an increase in net sales to the APAC and EMEA distribution channel driven by increases in volume which offset typical market price erosion.

The overall Film and Electrolytic net sales increase was driven by an increase in net sales in the Distributor channel through all regions. This increase was partially offset by a decrease in net sales in the OEM channel for the Americas and EMEA region, primarily related to increased sales in the prior year in anticipation of the relocation of our manufacturing line from Germany to Macedonia. A portion of the OEM declines were offset by an increase in APAC due to increased sales to a customer that relocated from EMEA. In addition, there was an unfavorable impact of $0.5 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.
In fiscal years 2017 and 2016, net sales by region were as follows (dollars in millions):

	Fiscal Year 2017			Fiscal Year 2016
	Net Sales	% of Total		Net Sales	% of Total
Americas	$224.1	30%	Americas	$225.7	31%
APAC	295.8	39%	APAC	275.8	37%
EMEA	237.9	31%	EMEA	233.3	32%
Total	$757.8		Total	$734.8
In fiscal years 2017 and 2016, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2017			Fiscal Year 2016
	Net Sales	% of Total		Net Sales	% of Total
Distributors	$354.6	46%	Distributors	$308.1	42%
EMS	156.3	21%	EMS	155.5	21%
OEM	246.9	33%	OEM	271.2	37%
Total	$757.8		Total	$734.8

Gross margin:
Gross margin for the fiscal year ended March 31, 2017 of $186.1 million (24.6% of net sales) increased $22.8 million or 14.0% from $163.3 million (22.2% of net sales) in the prior fiscal year. Gross margin as a percentage of net sales improved 240 basis points. The primary contributor to the increase was an increase in Solid Capacitor gross margin of $20.2 million due to an increase in net sales, cost improvements in vertical integration, favorable foreign currency impact to manufacturing costs, and manufacturing process improvements resulting from annual cost reduction activities as well as our partnership with TOKIN. In addition, Film and Electrolyic's gross margin improved $2.7 million due the increase in net sales as well as cost reductions achieved through headcount reductions, manufacturing relocations, operating efficiencies and actions taken to reduce raw material costs across all plants.
Selling, general and administrative expenses (“SG&A”):
SG&A expenses of $107.9 million (14.2% of net sales) for fiscal year 2017 increased $6.4 million or 6.3% compared to $101.4 million (13.8% of net sales) for fiscal year 2016. The increase consists primarily of the following items: a $5.4 million increase in payroll, commissions, and related expenses and benefits; a $1.4 million increase in ERP integration and technology transition costs; a $1.0 million increase in consulting and contractor expenses; and a $0.4 million increase in professional fees. Partially offsetting these increases was a $0.9 million decrease related to the change in the allocation of IT resources and other costs between SG&A and cost of goods sold; a $0.4 million decrease in legal expenses related to ongoing antitrust lawsuits; and a $0.5 million decrease in travel and training expenses.
Research and development:
R&D expenses of $27.6 million (3.6% of net sales) for fiscal year 2017 increased $2.7 million or 10.7% compared to $25.0 million (3.4% of net sales) for fiscal year 2016 due to additional projects within the Tantalum product line related to demand from customers for new part types.
Write down of long-lived assets:
During fiscal year 2017 the Company incurred impairment charges of $10.3 million. During fiscal years 2016 and 2015, the Company incurred no impairment charges. The impairment charges are recorded on the Consolidated Statements of Operations line item “Write down of long-lived assets” in fiscal year 2017.

In fiscal year 2017, Film and Electrolytic incurred impairment charges totaling $8.2 million ($0.18 per basic share and $0.15 per diluted share). The impairment charges consisted of the following two actions.
On August 31, 2016, KEMET Electronics Corporation, a wholly-owned subsidiary of KEMET made the decision to shut-down operations of its wholly-owned subsidiary, KFM. Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. KFM supplied formed foil to the Company’s Film and Electrolytic Business Group, as well as to certain third party customers. The Company anticipates that Film and Electrolytic will achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. The Company recorded impairment charges related to KFM totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets. In addition, the Company has accrued severance charges and restructuring costs described in Note 3, “Restructuring Charges.”
The Company has also recorded impairment charges of $4.1 million related to a decline in real estate market conditions surrounding its vacated Sasso Marconi, Italy manufacturing facility. KEMET used a capitalization of income method to estimate fair value taking into account the surface area of the property, the lease price per unit of surface area, and a weighted average cost of capital. The measurements utilized to determine the fair value of the property represent inputs that are observable or can be corroborated by observable market data (Level 2) in accordance with the fair value hierarchy. Due to the operating loss incurred by Film and Electrolytic in the twelve-month period ending March 31, 2017, we tested its long-lived assets for impairment as of March 31, 2017 and concluded that the long-lived assets for Film and Electrolytic were not impaired.
In fiscal year 2017, Solid Capacitors incurred impairment charges totaling $2.1 million ($0.04 per basic share and $0.04 per diluted share) related to the relocation of our leased K-salt facility to our existing Matamoros, Mexico facility. In addition, the Company has accrued severance charges described in Note 3 “Restructuring Charges” and has incurred equipment relocation costs of approximately $0.6 million during fiscal year 2017 and expects to incur an additional $0.7 million through June of 2017.
Restructuring charges:
Restructuring charges of $5.4 million in fiscal year 2017 increased $1.2 million or 29.3% from $4.2 million in fiscal year 2016.
Restructuring charges in the fiscal year ended March 31, 2017 included $2.2 million of personnel reduction costs and $3.2 million of relocation costs. The personnel reduction costs correspond with the following: $0.3 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico, $0.4 million for headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee, $0.3 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions, $0.3 million for overhead reductions in Sweden, $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office, $0.3 million in headcount reductions related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico, $0.2 million in overhead reductions for the relocation of R&D operations from Weymouth, England to Evora, Portugal, and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.
The manufacturing relocation costs of $3.2 million include $1.9 million in expenses related to contract termination costs related to the shut-down of operations for KFM, $0.6 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.6 million for transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Restructuring charges in the fiscal year ended March 31, 2016 included $1.8 million related to personnel reduction costs and $2.4 million of relocation costs. The personnel reduction costs are primarily comprised of the following: $0.9 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico, $0.6 million related to a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China, $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico, $0.5 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe, and $0.3 million for headcount reductions in Europe (primarily Landsberg, Germany). These personnel reduction costs were partially offset by a $1.0 million credit to expense in Italy due to the partial reversal of a severance accrual. The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees. Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction. Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016.
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
Operating income (loss):
Operating income for fiscal year 2017 of $34.5 million increased $2.2 million compared to operating income of $32.3 million in fiscal year 2016. The improvement was primarily due to a $22.8 million increase in gross margin. These improvements were partially offset by a $10.3 million increase in write-down of long lived assets, a $6.4 million increase in SG&A expenses, a $2.7 million increase in R&D expenses, and a $1.2 million increase in restructuring charges.
Non-operating (income) expense, net:
Non-operating (income) expense, net was a net expense of $23.9 million in fiscal year 2017 compared to a net expense of $63.5 million in fiscal year 2016. The $39.6 million decrease is primarily attributable to a $10.7 million increase in the value of the TOKIN options recognized in fiscal year 2017 compared to a $26.3 million decrease in fiscal year 2016, which was primarily attributable to the expiration of KEMET's call option and from the TOKIN antitrust and civil litigation. In addition, we incurred a $3.8 million foreign exchange gain in fiscal year 2017 compared to a $3.0 million foreign exchange gain in fiscal year 2016 and received $0.4 million in insurance proceeds in fiscal year 2017.
Income taxes:
The income tax expense from continuing operations was $4.3 million in fiscal year 2017 compared to an income tax expense of $6.0 million in fiscal year 2016. The change was primarily driven by tax law changes in foreign jurisdictions and an inflation adjustment for the Mexican Peso. Fiscal year 2017 income tax expense is comprised of $4.3 million in foreign income tax expense. No U.S. federal income tax benefit is recognized for the U.S. taxable loss for fiscal year 2017 due to a valuation allowance provided for U.S. net operating losses.
Equity gain (loss) from TOKIN:
In fiscal year 2017, we incurred an equity gain related to our 34% economic interest in TOKIN of $41.6 million compared to a loss of $16.4 million in fiscal year 2016. The change was primarily comprised of the following: a $41.0 million reversal of a deferred tax valuation allowance due to the gain on the sale of the EMD business to be recognized in fiscal year 2018, a $12.0 million decrease in additional charge of antitrust and civil litigation fines and a $6.4 million increase in gross margin (including a $3.9 million favorable impact from foreign currency exchange fluctuation) during fiscal year 2017 compared to fiscal year 2016. The actual improvement in gross margin excluding foreign currency exchange impact was driven primarily by sales mix improvement, improvements in manufacturing efficiencies and reduction of fixed costs. Partially offsetting these favorable items was a $0.5 million unfavorable change in the foreign currency translation gains (losses). In addition, there was a $1.0 million favorable legal settlement in Hong Kong for fiscal year 2016 and no similar activity in fiscal year 2017.

Segment Comparison of Fiscal Year 2017 to Fiscal Year 2016:
The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2017 and 2016. The table also sets forth each of the segments’ net sales as a percentage of total net sales and total operating income (loss) as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2017		March 31, 2016
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Solid Capacitors	$575,110	75.9%	$556,303	75.7%
Film and Electrolytic	182,681	24.1%	178,520	24.3%
Total	$757,791	100.0%	$734,823	100.0%

Operating income (loss)
Solid Capacitors	$146,694		$129,909
Film and Electrolytic	(8,278)		(71)
Corporate	(103,876)		(97,512)
Total	$34,540	4.6%	$32,326	4.4%

Solid Capacitors
The table below sets forth Net sales, Operating income and Operating income as a percentage of net sales for Solid Capacitors for fiscal years 2017 and 2016 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2017		March 31, 2016
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$342,184		$337,392
Ceramic product line net sales	232,926		218,911
Net sales	575,110		556,303
Segment operating income	146,694	25.5%	129,909	23.4%
Net sales:
Net sales of $575.1 million in fiscal year 2017 increased $18.8 million or 3.4% from $556.3 million in fiscal year 2016. Tantalum product line net sales of $342.2 million in fiscal year 2017 increased $4.8 million or 1.4% from $337.4 million in fiscal year 2016. Ceramic product line net sales of $232.9 million in fiscal year 2017 increased $14.0 million or 6.4% from $218.9 million in fiscal year 2016.

The overall Solid Capacitors net sales increase was primarily driven by an increase in net sales to the APAC and EMEA distribution channel (as shown in the table below) driven by increases in volume which offset typical market price erosion (amounts in thousands):

	For the Fiscal Years Ended
	March 31, 2017	March 31, 2016
Solid Capacitor Distributor Sales by Region	Amount	Amount	Change in Sales
Americas	$103.3	$99.6	$3.7
EMEA	73.6	65.0	8.6
APAC	98.6	73.1	25.5
Solid Capacitor distributor net sales	$275.6	$237.7	$37.9
Segment Operating Income:
Segment operating income of $146.7 million for fiscal year 2017 increased $16.8 million or 12.9% from $129.9 million for fiscal year 2016. The increase in segment operating income is primarily attributable to the following: an increase in gross margin of $20.2 million, a decrease in restructuring charges of $0.6 million and a $0.3 million decreased loss on disposal of assets. Our gross margin improvement was due to an increase in net sales, cost improvements in vertical integration, favorable foreign currency impact to manufacturing costs, and manufacturing process improvements resulting from annual cost reduction activities as well as our partnership with TOKIN. These items were partially offset by a $2.2 million increase in R&D expenses and a $2.1 million in non-cash impairment charges resulting from the plan to relocate the K-Salt facility equipment to the existing Matamoros, Mexico plant.
Film and Electrolytic
The table below sets forth Net sales, Operating loss and Operating loss as a percentage of net sales for Film and Electrolytic for the fiscal years 2017 and 2016 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2017		March 31, 2016
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$182,681		$178,520
Segment operating loss	(8,278)	(4.5)%	(71)	—%
Net sales:
Net sales of $182.7 million in fiscal year 2017 increased $4.2 million or 2.3% from $178.5 million in fiscal year 2016. Capacitor unit sales volume for fiscal year 2017 increased 19.5% with a shift in product line mix that lowered the overall average selling price by 13.1% compared to fiscal year 2016. The increase was driven by a increase in net sales in the Distributor channel through all regions. This increase was partially offset by an decrease in net sales in the OEM channel for the Americas and the EMEA region, primarily related to increased sales in the prior year in anticipation of the relocation of our manufacturing line from Germany to Macedonia. A portion of the OEM declines were offset by an increase in the APAC region due to increased sales to a customer that relocated from EMEA. In addition, there was an unfavorable impact of $0.5 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating loss:
Segment operating loss of $8.3 million in fiscal year 2017 increased $8.2 million from $0.1 million of segment operating loss in fiscal year 2016. The increase in the size of the operating loss was primarily attributable to a $8.2 million write down to long-lived assets, a $2.0 million increase in restructuring charges, a $0.4 million decrease in the gain on disposals of fixed assets for fiscal year 2017 compared to fiscal year 2016 and a $0.3 million increase in SG&A expenses. These unfavorable items were partially offset by a $2.7 million improvement in gross margin and a $0.1 million decrease in R&D expenses. The improvement in gross margin is mainly driven by the increase in net sales as well as cost reductions achieved through headcount reductions, manufacturing relocations, operating efficiencies and actions taken to reduce raw material costs across all plants.

Consolidated Comparison of Fiscal Year 2016 to Fiscal Year 2015
Net sales:
Net sales of $734.8 million for fiscal year 2016 decreased 10.7% from $823.2 million for fiscal year 2015. Solid Capacitor and Film and Electrolytic sales decreased by $65.0 million and $23.4 million, respectively. The overall Solid Capacitors net sales decrease was primarily driven by a decrease in net sales to the Americas and EMEA distribution channel, typical market price erosion and changes in product line mix. In addition, Solid Capacitor net sales were unfavorably impacted by $12.0 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar for the fiscal year 2016 compared to fiscal year 2015. The overall Film and Electrolytic net sales included a $18.9 million unfavorable impact from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar. Excluding the foreign exchange impact, Film and Electrolytic net sales decreased by $4.4 million primarily driven by decreased net sales in the APAC and Americas regions partially offset by the marginally improved net sales in the EMEA region.
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
Gross margin:
Gross margin for the fiscal year ended March 31, 2016 of $163.3 million (22.2% of net sales) increased $3.8 million or 2.4% from $159.5 million (19.4% of net sales) in the prior fiscal year. Despite the decrease in net sales, gross margin as a percentage of net sales improved 280 basis points. This improvement was driven by cost reductions achieved through headcount reductions, manufacturing relocations previously completed as part of our restructuring plans, cost reduction activities, vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our partnership with TOKIN.
Selling, general and administrative expenses (“SG&A”):
SG&A expenses of $101.4 million (13.8% of net sales) for fiscal year 2016 increased $2.9 million or 3.0% compared to $98.5 million (12.0% of net sales) for fiscal year 2015. The increase consisted primarily of the following items: a $2.5 million increase in consulting and contractor expenses; a $2.4 million increase in ERP integration and technology transition costs; a $2.3 million increase in legal expenses, which were primarily related to ongoing antitrust lawsuits; and a $0.4 million increase in non-income-related taxes. Partially offsetting these increases was a $1.2 million decrease in software expenses; a $1.1 million decrease in professional fees; a $1.1 million decrease in payroll, commissions, and related expenses and benefits; a $0.9 million decrease related to the change in the allocation of IT and other costs between SG&A and cost of goods sold following an internal usage study; and a $0.4 million decrease in director fees.
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
Non-operating (income) expense, net:
Non-operating (income) expense, net was a net expense of $63.5 million in fiscal year 2016 compared to a net expense of $34.5 million in fiscal year 2015. The $29.0 million increase was primarily attributable to a $26.3 million decrease in the value of the TOKIN options recognized in fiscal year 2016, the change in value which was primarily attributable to the expiration of KEMET's call option and resulting from the TOKIN antitrust and civil litigation, compared to a $2.1 million increase in fiscal year 2015. In addition, we incurred a $3.0 million foreign exchange gain in fiscal year 2016 compared to a $4.2 million foreign exchange gain in fiscal year 2015, and a $1.0 million gain from the extinguishment of an advance payment from an OEM debt in fiscal year 2015. Partially offsetting these unfavorable items was $1.1 million in professional fees related to financing activities during fiscal year 2015 that did not repeat in fiscal year 2016.
Income taxes:
The income tax expense from continuing operations was $6.0 million in fiscal year 2016 compared to an income tax expense of $5.2 million in fiscal year 2015. Fiscal year 2016 income tax expense was comprised of $6.4 million and $0.2 million in foreign and state income tax expense, respectively, partially offset by $0.6 million of U.S. income tax benefit. No

U.S. federal income tax benefit is recognized for the U.S. taxable loss for fiscal year 2016 due to a valuation allowance provided for U.S. net operating losses.
Equity loss from TOKIN:
In fiscal year 2016, we incurred an equity loss related to our 34% economic interest in TOKIN of $16.4 million compared to a loss of $2.2 million in fiscal year 2015. The change was primarily comprised of the following: a $15.7 million increase in accrued antitrust and civil litigation fines and a $2.7 million unfavorable change in the foreign exchange rate. Partially offsetting these unfavorable items were: a $1.7 million improvement in gross margin and a $1.2 million decrease in business restructuring expenses. The improvement in gross margin was driven primarily by sales mix improvement, improvements in manufacturing efficiencies, and a reduction of personnel costs.
Segment Comparison of Fiscal Year 2016 to Fiscal Year 2015:
The following table sets forth the operating income (loss) for each of our business segments for the fiscal years 2016 and 2015. The table also sets forth each of the segments’ net sales as a percentage of total net sales and the operating income (loss) components as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2016		March 31, 2015
	Amount	% to Total Sales	Amount	% to Total Sales
Net sales
Solid Capacitors	$556,303	75.7%	$621,275	75.5%
Film and Electrolytic	178,520	24.3%	201,917	24.5%
Total	$734,823	100.0%	$823,192	100.0%

Operating income (loss)
Solid Capacitors	$129,909		$135,946
Film and Electrolytic	(71)		(16,685)
Corporate	(97,512)		(96,883)
Total	$32,326		$22,378
Solid Capacitors
The table sets forth Net sales, Operating income and Operating income as a percentage of net sales for Solid Capacitors for the fiscal years 2016 and 2015 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2016		March 31, 2015
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$337,391		$377,893
Ceramic product line net sales	218,912		243,382
Net sales	$556,303		$621,275
Segment operating income	129,909	23.4%	135,946	21.9%
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

The overall Solid Capacitors net sales decrease was primarily driven by a decrease in net sales to the Americas and EMEA distribution channel (as shown in the table below), typical market price erosion and changes in product line mix (amounts in thousands):

	For the Fiscal Years Ended
	March 31, 2016	March 31, 2015
Solid Capacitor Distributor Sales by Region	Amount	Amount	Change in Sales
Americas	$99.6	$121.3	$(21.7)
EMEA	65.0	87.7	(22.7)
APAC	73.1	81.8	(8.7)
Solid Capacitor distributor net sales	$237.7	$290.8	$(53.1)
Segment operating income:
Segment operating income of $129.9 million for fiscal year 2016 decreased $6.0 million or 4.4% from $135.9 million for fiscal year 2015; however operating income as a percentage of net sales improved 150 basis points. The decrease in segment operating income is primarily attributable to the following: a decrease in gross margin of $6.5 million and a $1.1 million increase in SG&A expenses. Despite the decrease in net sales, our gross margin decrease was mitigated by vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our partnership with TOKIN. These items were partially offset by a decrease in restructuring charges of $1.4 million, a $0.1 million decrease loss on disposal of assets and a $0.1 million decrease in R&D expenses.
Film and Electrolytic
The table sets forth Net sales, Operating income (loss) and Operating income (loss) as a percentage of net sales for Film and Electrolytic for the fiscal years 2016 and 2015 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2016		March 31, 2015
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$178,520		$201,917
Segment operating (loss) income	(71)	—%	(16,701)	(8.3)%
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

Issuance of 10.5% Senior Notes
On May 5, 2010, we completed the issuance of our 10.5% Senior Notes with an aggregate principal amount of $230.0 million which resulted in net proceeds to the Company of $222.2 million. In addition, on March 27, 2012 and April 3, 2012, the Company completed the sale of $110.0 million and $15.0 million aggregate principal amount of its 10.5% Senior Notes due 2018, respectively, at an issue price of 105.5% of the principal amount plus accrued interest from November 1, 2011. The issuance resulted in a debt premium of $6.1 million which is being amortized over the term of the 10.5% Senior Notes. These Senior Notes were issued as additional notes under the indenture, dated May 5, 2010, as amended, among the Company, the Guarantor Subsidiaries party thereto and Wilmington Trust Company, as trustee. In total, debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $1.4 million and $2.8 million as of March 31, 2017 and 2016; these costs will be written off in the first quarter of fiscal year 2018 upon the extinguishment of the 10.5% Senior Notes (see Note 19, “Subsequent Events” for additional information).
The 10.5% Senior Notes were issued pursuant to a 10.5% Senior Notes Indenture, dated as of May 5, 2010, by and among us, our domestic restricted subsidiaries (the “Guarantor Subsidiaries”) and Wilmington Trust Company, as trustee (the “Trustee”). The 10.5% Senior Notes had a maturity date of May 1, 2018, and bore interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior Notes were our senior obligations and were guaranteed by each of the Guarantor Subsidiaries and secured by a first priority lien on 51% of the capital stock of certain of our foreign restricted subsidiaries. In connection with our entry into the Term Loan Credit Agreement, we called the 10.5% Senior Notes for redemption on April 28, 2017 for 100% of the Principal Amount and all such notes were redeemed as of May 28, 2017.
Term Loan Credit Agreement
As discussed above under “Subsequent Event.” on April 28, 2017, KEMET entered into the Term Loan Credit Agreement by and among the Company, KEC, the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A. as the Administrative Agent and Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner and various lenders thereto from time to time. The Term Loan Credit Agreement provides for a $345 million term loan facility. In addition, the Borrowers may request incremental term loan commitments in an aggregate amount not to exceed $50 million.
Revolving Line of Credit
On September 30, 2010, KEC and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “LOC Borrower” and, collectively, the “LOC Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. On December 19, 2014, the Loan and Security Agreement was amended and as a result the expiration was extended to December 19, 2019. On May 2, 2016, the Loan and Security Agreement was further amended. Under the terms of the amended Loan and Security Agreement, the revolving credit facility has increased to $65.0 million, which is bifurcated into a U.S. facility (for which KEC is the LOC Borrower) and a Singapore facility (for which KEMET Singapore is the LOC Borrower). The amendment contains an accordion feature permitting the U.S. LOC Borrowers to increase commitments under the facility by an aggregate principal amount up to $15.0 million (for a total facility of $75.0 million), subject to terms and documentation acceptable to the Agent and/or the Lenders. In addition, KEMET Foil, Blue Powder and The Forest Electric Company were included as LOC Borrowers under the U.S. facility. The principal features of the Loan and Security Agreement as amended are reflected in the description below.
The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30.0 million and the total facility does not exceed $65.0 million.
Borrowings under the U.S. and Singapore facilities are subject to a borrowing base consisting of:

•
in the case of the U.S. facility, (A) 85% of KEC’s accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of (i) $6.0 million and (ii) (a) on or prior to agent’s receipt of an updated inventory appraisal and agent’s approval thereof, 40% of the value of Eligible Inventory (as defined in the Loan and Security Agreement) and (b) upon agent’s receipt of an updated inventory appraisal, 85% of the net orderly liquidation value of the Eligible Inventory (as defined in the Loan and Security Agreement) plus (C) the lesser of $5.1 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria, as reduced on the first day of each fiscal quarter occurring after April 30, 2014 in an amount equal to one-twentieth (1/20) of such appraised value less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

•
in the case of the Singapore facility, (A) 85% of KEMET Singapore’s accounts receivable that satisfy certain eligibility criteria as further specified in the Loan and Security Agreement less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

Interest is payable on borrowings monthly at a rate equal to the London Interbank Offer Rate (“LIBOR”) or the base rate, plus an applicable margin, as selected by the LOC Borrower. Depending upon the fixed charge coverage ratio of KEMET Corporation and its subsidiaries on a consolidated basis as of the latest test date, the applicable margin under the U.S. facility varies between 2.00% and 2.50% for LIBOR advances and 1.00% and 1.50% for base rate advances, and under the Singapore facility varies between 2.25% and 2.75% for LIBOR advances and 1.25% and 1.75% for base rate advances.
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
KEMET and the Guarantor Subsidiaries guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantor Subsidiaries (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the LOC Borrowers and Guarantor Subsidiaries are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a “Cash Dominion Trigger Event”).
KEC and the Guarantor Subsidiaries guarantee the Singapore facility obligations. In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore’s assets. KEMET Singapore’s bank accounts are maintained at Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.
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
In connection with the closing of the new Term Loan Credit Agreement described below, KEC also entered into Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders (the “Loan Amendment”). The Loan Amendment increases the facility amount to $75 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing pursuant to the new Term Loan Credit Agreement. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Amendment.
The Company had the following activity for the twelve month period ended March 31, 2017 and resulting balances under the revolving line of credit (amounts in millions, excluding percentages):

	March 31, 2016	Twelve Month Period Ended March 31, 2017		March 31, 2017
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$19,881	$12,000	$—	$31,881	5.000%	December 19, 2019
Singapore Facility
Singapore Borrowing 1	12,000	—	12,000	—	—%	—
Singapore Borrowing 2 (3)	2,000	—	—	2,000	3.375%	April 10, 2017
Total Facilities	$33,881	$12,000	$12,000	$33,881
______________________________________________________________________________
(1)For U.S. borrowings, Base Rate plus 1.5%, as defined in the Loan and Security Agreement.
(2)For Singapore borrowings, LIBOR plus a spread of 2.50% as of March 31, 2017.
(3)The Company repaid the Singapore Borrowing 2 in full on the due date of April 10, 2017.
These were the only borrowings under the revolving line of credit, and the Company’s available borrowing capacity under the Loan and Security Agreement was $29.2 million as of March 31, 2017. The borrowing capacity has increased from the prior year due to an improvement in the fixed charged coverage ratio and an increase in the eligible account receivable collateral.
Other Debt
In January 2017, KEMET Electronics Portugal, S.A., a wholly owned subsidiary received an interest free loan from the Portuguese Government in the amount of EUR 2.2 million (or $2.4 million) to be used for fixed asset purchases. The loan has a total term of eight years ending February 1, 2025. The loan will be repaid through semi-annual payments in the amount of EUR 185 thousand (or $198 thousand) beginning on August 1, 2019. Since the debt is non-interest bearing, we have created a debt discount in the amount of EUR 0.5 million (or $0.6 million) with an offsetting reduction to fixed assets. This discount will be amortized over the life of the loan through interest expense. If certain conditions are met such as increased headcount, increased revenue and increased gross value added, a portion of the loan could be forgiven during fiscal year 2020.
Short-term Liquidity
Cash and cash equivalents totaled $109.8 million as of March 31, 2017, representing an increase of $44.8 million compared to $65.0 million as of March 31, 2016. Upon acquisition of TOKIN, on April 19, 2017, the cash balance will increase by $216.6 million. Our net working capital (current assets less current liabilities) increased $20.1 million, with the balance as of March 31, 2017 of $248.9 million compared to $228.8 million of net working capital as of March 31, 2016. Cash and cash equivalents held by our foreign subsidiaries totaled $35.0 million and $28.2 million at March 31, 2017 and March 31, 2016, respectively. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability on the undistributed foreign earnings which was offset by a reduction to the valuation allowance for deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries which is subject to withholding tax. If additional funds are needed in the U.S. for our operations, we may be required to accrue U.S. withholding taxes on the distributed foreign earnings. Based on our current operating plans we believe that cash generated from operations, domestic cash and cash equivalents and cash from the revolving line of credit will continue to be sufficient to cover our operating requirements for the next twelve months.

Our cash and cash equivalents increased by $44.8 million during the year ended March 31, 2017, increased $8.6 million during the year ended March 31, 2016 and decreased $1.6 million during the year ended March 31, 2015 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$71,667	$32,365	$24,402
Net cash provided by (used in) investing activities	(25,598)	(20,588)	3,629
Net cash provided by (used in) financing activities	(125)	(3,803)	(26,868)
Effect of foreign currency fluctuations on cash	(1,174)	668	(2,730)
Net increase (decrease) in cash and cash equivalents	$44,770	$8,642	$(1,567)
Fiscal Year 2017 compared to Fiscal Year 2016
Operations
In fiscal year 2017, cash provided by operating activities totaled $71.7 million, representing a $39.3 million improvement compared to cash provided by operating activities of $32.4 million in fiscal year 2016. Contributing to the positive changes in cash was a $13.5 million increase in operating cash flows led by an improvement in net income (loss) net of the following non-cash income statement items: depreciation and amortization, change in value of TOKIN options, equity (income) loss from TOKIN, write down of long-lived assets, non-cash debt and financing costs, stock-based compensation expense, receivable write down, net (gain) loss on sales and disposals of assets, pension and other post-retirement benefits, and deferred income taxes for fiscal year 2017 compared to fiscal year 2016.
Also contributing to the positive changes in cash was a $25.4 million improvement in cash from operating liabilities, excluding foreign currency exchange, primarily due to using $13.8 million of cash to reduce accrued expenses during fiscal year 2016 compared to only using $1.1 million of cash to reduce accrued expenses during fiscal year 2017. The primary reason for the change in accrued expenses is due to a $7.7 million increase for our incentive-based compensation largely related to performance improvements. Additionally, accounts payable increased by $6.2 million in fiscal year 2017, whereas in fiscal year 2016, accounts payable decreased by $6.0 million, primarily due to the timing of supplier payments.
A final driver to the positive changes in cash was a $0.4 million improvement in cash from operating assets, excluding foreign currency exchange, primarily due to a decrease in inventory of $16.8 million for fiscal year 2017, compared to a $3.3 million decrease for fiscal year 2016. The decrease in inventory for fiscal year 2017 was primarily related to continued improvements related to vertical integration of the Tantalum product line supply chain. Offsetting this improvement, prepaid and other current assets increased by $1.8 million in fiscal year 2017, whereas in fiscal year 2016, prepaid expenses and other current assets decreased by $13.6 million, primarily driven by a decrease in value-added-tax receivable.
Investing
Cash used in investing activities was $25.6 million in fiscal year 2017 compared to cash used in investing activities of $20.6 million in fiscal year 2016.
Cash used in investing activities in fiscal year 2017 included capital expenditures of $25.6 million, primarily related to expanding capacity at our manufacturing facilities in Monterrey and Matamoros, Mexico; Pontecchio, Italy; Evora, Portugal; and Suzhou, China.
Cash used for investing activities in fiscal year 2016 included capital expenditures of $20.5 million, and $2.9 million in acquisition payments net of cash received related to the acquisition of Intellidata. Capital expenditures were primarily related to expanding capacity at our manufacturing facilities in Suzhou, China; Pontecchio, Italy; Gränna, Sweden; Matamoros, Mexico; and Evora, Portugal as well as information technology capital projects. Offsetting these uses of cash were $1.8 million due to the release of restricted cash and $1.0 million in proceeds from the sale of assets.
Financing
Cash used in financing activities of $0.1 million in fiscal year 2017 decreased $3.7 million from cash used in financing activities of $3.8 million in fiscal year 2016.
In fiscal year 2017, we used $0.1 million for net payments of long-term debt, used $1.1 million for purchase of treasury stock and generated $1.1 million from exercise of stock options.

In fiscal year 2016, we used $3.0 million for deferred acquisition payments related to the Intellidata acquisition, $0.5 million for payments of long term debt, and $0.7 million for purchase of treasury stock, and received $0.4 million in net proceeds from the revolving line of credit.
Commitments
At March 31, 2017, we had contractual obligations in the form of non-cancelable operating leases and debt, including interest payments (see Note 2, “Debt” and Note 16, “Commitments and Contingencies” to our consolidated financial statements), European social security, pension benefits, other post-retirement benefits, inventory purchase obligations, fixed asset purchase obligations, acquisition related obligations, and construction obligations as follows (amounts in thousands):

	Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations (1)	$389,256	$2,000	$385,277	$792	$1,187
Interest obligations (1)	45,103	38,750	6,353	—	—
Operating lease obligations	14,092	5,980	6,190	1,337	585
TOKIN acquisition (2)	148,829	148,829	—	—	—
Pension and other post-retirement benefits (3)	19,345	1,520	3,278	3,317	11,230
Employee separation liability	8,685	280	641	641	7,123
Restructuring liability	999	984	15	—	—
Purchase commitments	7,132	6,902	230	—	—
Capital lease obligations	1,191	714	452	19	6
Total	$634,632	$205,959	$402,436	$6,106	$20,131
_______________________________________________________________________________

(1)
Does not reflect changes resulting from the entry into the Term Loan Credit Agreement or the redemption of our 10.5% Senior Notes, both of which occurred subsequent to the end of the fiscal year ended March 31, 2017. The Term Loans mature April 28, 2024 and the applicable margin for the term loans is 5.0% for Base Rate Term Loans (as defined in the Term Loan Credit Agreement) and 6.0% for LIBO Rate Term Loans (as defined in the Term Loan Credit Agreement), see Note 19, “Subsequent Events” for additional information.

(2)
Includes "Excess cash" as defined in the TOKIN Purchase Agreement of approximately $93.6 million to be paid from proceeds from the sale of TOKIN's EMD business, net acquisition price is $55.2 million. See Note 19, “Subsequent Events” for additional information.

(3)	Reflects expected benefit payments through 2023.
Derivative Investments
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican Pesos or Japanese Yen, and certain sales are made in Euros. In order to hedge these forecasted cash flows, the Company may decide to purchase foreign exchange contracts to buy Mexican Pesos, buy Japanese Yen, or sell Euros for periods and amounts consistent with the underlying cash flow exposures. At March 31, 2017, the Company had outstanding forward exchange contracts with maturities of less than twelve months to purchase Mexican Pesos with notional amounts of $49.1 million. The fair value of these contracts at March 31, 2017 totaled $2.9 million and was recorded as a derivative asset on the Consolidated Balance Sheets under the line item “Other Current Assets.” As of March 31, 2017, KEMET does not have any contracts outstanding for Japanese Yen, or Euros. See Note 13, “Derivatives” for further discussion of derivative financial instruments.
Uncertain Income Tax Positions
We have recognized a liability for our unrecognized uncertain income tax positions of approximately $2.9 million as of March 31, 2017. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are, therefore, excluded from the above table.
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
The following table provides a reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015

Net sales	$757,791	$734,823	$823,192
Cost of sales	571,679	571,543	663,683
Gross Margin (U.S. GAAP)	186,112	163,280	159,509
Gross margin as a % of net sales	24.6%	22.2%	19.4%
Non-U.S. GAAP-adjustments:
Plant shut-down costs	—	372	889
Plant start-up costs	427	861	4,556
Stock-based compensation expense	1,384	1,418	1,576
Adjusted gross margin (non-GAAP)	$187,923	$165,931	$166,530
Adjusted gross margin as a % of net sales	24.8%	22.6%	20.2%
Adjusted operating income (loss) is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Operating income (loss)	$34,540	$32,326	$22,378
Adjustments:
Write down of long-lived assets	10,279	—	—
ERP integration costs/IT transition costs	7,045	5,677	3,248
Stock-based compensation	4,720	4,774	4,512
Restructuring charges	5,404	4,178	13,017
Legal expenses related to antitrust class actions	2,640	3,041	844
TOKIN investment related expenses	1,101	900	1,778
Plant start-up costs	427	861	4,556
Net (gain) loss on sales and disposals of assets	392	375	(221)
Plant shut-down costs	—	372	889
Pension plan adjustment	—	312	—
Adjusted operating income (loss)	$66,548	$52,816	$51,001

Adjusted net income (loss) is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Net income (loss)	$47,989	$(53,629)	$(14,143)
Adjustments:
Equity (gain) loss from TOKIN	(41,643)	16,406	2,169
Change in value of TOKIN options	(10,700)	26,300	(2,100)
Write down of long-lived assets	10,279	—	—
Restructuring charges	5,404	4,178	13,017
ERP integration costs/IT transition costs	7,045	5,677	3,248
Stock-based compensation	4,720	4,774	4,512
Legal expenses related to antitrust class actions	2,640	3,041	844
Net foreign exchange (gain) loss	(3,758)	(3,036)	(4,249)
TOKIN investment related expenses	1,101	900	1,778
Income tax effect on pension curtailment	—	875	—
Plant start-up costs	427	861	4,556
Amortization included in interest expense	761	859	1,814
Net (gain) loss on sales and disposals of assets	392	375	(221)
Plant shut-down costs	—	372	889
Pension plan adjustment	—	312	—
Income tax effect of non-GAAP adjustments (1)	(741)	652	84
(Income) loss from discontinued operations	—	—	(5,379)
(Gain) loss on early extinguishment of debt	—	—	(1,003)
Professional fees related to financing activities	—	—	1,142
Adjusted net income (loss)	$23,916	$8,917	$6,958

Adjusted EBITDA is calculated as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Net income (loss)	$47,989	$(53,629)	$(14,143)
Adjustments:
Income tax expense (benefit)	4,290	6,006	5,227
Interest expense, net	39,731	39,591	40,686
Depreciation and amortization	37,338	39,016	40,768
Equity (gain) loss from TOKIN	(41,643)	16,406	2,169
Change in value of TOKIN options	(10,700)	26,300	(2,100)
Write down of long-lived assets	10,279	—	—
ERP integration costs/IT transition costs	7,045	5,677	3,248
Stock-based compensation	4,720	4,774	4,512
Restructuring charges	5,404	4,178	13,017
Legal expenses related to antitrust class actions	2,640	3,041	844
Net foreign exchange (gain) loss	(3,758)	(3,036)	(4,249)
TOKIN investment related expenses	1,101	900	1,778
Plant start-up costs	427	861	4,556
Net (gain) loss on sales and disposals of assets	392	375	(221)
Plant shut-down costs	—	372	889
Pension plan adjustment	—	312	—
(Income) loss from discontinued operations	—	—	(5,379)
(Gain) loss on early extinguishment of debt	—	—	(1,003)
Professional fees related to financing activities	—	—	1,142
Adjusted EBITDA	$105,255	$91,144	$91,741
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
Adjusted operating income (loss) represents operating income (loss), excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income (loss) to facilitate our analysis and understanding of our business operations by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted operating income (loss) is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company and allows investors to monitor and understand changes in our ability to generate income from ongoing operations.
Adjusted operating income (loss) should not be considered as an alternative to operating income (loss) or any other performance measure derived in accordance with U.S. GAAP.
Adjusted net income (loss) represents net income (loss), excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted net income (loss) to evaluate the Company’s operating performance by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted net income (loss) is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company and allows investors to monitor and understand changes in our ability to generate income from ongoing operations. Adjusted net income (loss) should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with U.S. GAAP.

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
Recent Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of Operating income. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented. The Company plans to adopt this guidance in the first quarter of fiscal year 2018, and is currently performing its assessment of the impact of adopting the guidance; however, based on its expectations for the fiscal year ended March 31, 2018, the Company believes it will likely have a material impact due to the reclassification of pension and post-retirement benefit cost from Operating income to Non-operating income. Excluding the service costs, the net periodic pension and post-retirement benefit cost for the fiscal year ended March 31, 2018 is expected to be $1.3 million.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other. The update eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. Under the update, the goodwill impairment loss would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date of this update is for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements, however the adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. The update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires modified retrospective transition method which is a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company plans to adopt this guidance in the first quarter of fiscal year 2018, however the impact of the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, as modified by ASU 2017-03, Transition and Open Effective Date Information. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early application is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.
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

The balance sheet as of March 31, 2016 has been adjusted to reflect retrospective application of the new accounting guidance for ASU No. 2015-03 as follows (amounts in thousands):

	As Previously Reported	Retrospective Adjustment	As Adjusted
Other assets	$5,832	$(2,764)	$3,068
Total assets	702,544	(2,764)	699,780
Long-term debt, less current portion	388,597	(2,764)	385,833
Total liabilities and stockholders’ equity	702,544	(2,764)	699,780
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. This new guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

•	ASU No. 2017-03, Overall Transition and Open Effective Date Information.
The effective date of this guidance is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, but not before the Company’s fiscal year that begins on April 1, 2017 (the original effective date of the ASU). The Company plans to adopt the requirements of the new standard in the first quarter of fiscal year 2019 and anticipate using the full retrospective transition method. The Company is currently in the process of assessing the impact the adoption of the new revenue standards will have on its consolidated financial statements and related disclosures.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
On April 28, 2017, KEMET entered into a Term Loan Credit Agreement, which provides for a $345 million term loan facility and has a variable interest rate. We are exposed to interest rate risk through the Term Loan, and a 1% change in the interest rate would yield a $3.5 million change in interest expense.
Foreign Currency Exchange Rate Risk
Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the Euro and the Mexican Peso. A portion of our sales to our customers and operating costs in Europe are denominated in Euro creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our operations in Mexico are denominated in Mexican Pesos, creating an exposure to foreign currency exchange rates. Additionally, certain of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, in order to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows were hedged against the U.S. dollar (see Note 13, “Derivatives” to the consolidated financial statements).
A 10 percent increase or decrease in foreign exchange rates would have resulted in changes in net income (loss) of $17.1 million and $(19.0) million, respectively.
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
To evaluate the impact of price changes in precious metals on net income (loss) we used the following assumptions: the selling prices of our products would not be impacted, all the precious metals change in the same direction at the same time and we do not have commitment contracts in place. Under these assumptions, a 10 percent increase or decrease in the cost of precious metals would result in approximately $9.9 million of increase or decrease to our net income (loss). We believe we have partially mitigated this risk through our vertical integration efforts.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The response to this item is submitted as a separate section of this Form 10-K. See Item 15.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
As of March 31, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the

Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process, designed by, or under the supervision of, an entity’s principal executive and principal financial officers, and effected by an entity’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of the management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on that assessment, as of March 31, 2017, the Company’s management concluded that its internal control over financial reporting was effective. Ernst & Young LLP, our independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is on page 67 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Other than the information under “Executive Officers” and “Other Key Employees” under Part I, Item 4A, the other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders meeting to be held on August 2, 2017 under the headings “Nominees for Board of Directors,” “Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board of Directors.”
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on August 2, 2017 under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Director Compensation Table,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on August 2, 2017 under the heading “Security Ownership,” and from “Equity Compensation Plan Disclosure” in Item 5 hereof.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on August 2, 2017 under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Information about the Board of Directors.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on August 2, 2017 under the heading “Audit and Non-Audit Fees.”

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
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

2.1
Stock Purchase Agreement, dated as of February 2, 2012, by and among KEMET Corporation, Niotan Incorporated and Niotan Investment Holdings LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on February 2, 2012)

2.2
Stock Purchase Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

2.3
Amendment No. 1 to the Stock Purchase Agreement dated as of December 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 14, 2012)

2.4
Definitive NEC TOKIN Stock Purchase Agreement dated as of February 23, 2017, by and between KEMET Electronics Corporation and NEC Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on form 8-K (File No. 1-15491) filed on February 23, 2017)

2.5
Master Sale and Purchase Agreement, dated February 23, 2017 between NEC TOKIN Corporation, NTJ Holdings 1 Ltd. and Japan Industrial Partner, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2017)

2.6
Amendment, dated April 7, 2017, to the Master Sale and Purchase Agreement between NEC TOKIN Corporation, NTJ Holdings 1 Ltd. and Japan Industrial Partners, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2017)

2.7
Amendment, dated April 14, 2017, to the Master Sale and Purchase Agreement between NEC TOKIN Corporation, NTJ Holdings 1 Ltd. and Japan Industrial Partners, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2017)

3.1
Second Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended June 30, 2011)

3.2
Amended and Restated By-laws of KEMET Corporation, effective June 5, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on June 5, 2008)

4.1
Indenture, dated May 5, 2010, by and among the Company, certain subsidiary guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2010)

4.2
Registration Rights Agreement, dated May 5, 2010, by and among the Company, certain subsidiary guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2010)

4.3
Supplemental Indenture, dated as of August 10, 2011, among KEMET Foil Manufacturing LLC (f/k/a Cornell Dubilier Foil, LLC), KEMET Corporation, the other Guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended September 30, 2011)

4.4
Registration Rights Agreement, dated March 27, 2012, among KEMET Corporation, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as initial purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on March 28, 2012)

4.5
Registration Rights Agreement, dated as of April 3, 2012, among KEMET Corporation, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as initial purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 4, 2012)

4.6
Supplemental Indenture, dated April 17, 2012, among KEMET Corporation, the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 18, 2012)

4.7	Form of 10 1/2% Senior Note due 2018 (included in Exhibit 4.1)

10.1
Registration Agreement, dated as of December 21, 1990, by and among the Company and each of the investors and executives listed on the schedule of investors and executives attached thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-48056))

10.2	Form of Amendment No. 1 to Registration Agreement, dated as of April 28, 1994 (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-61898))

10.3
1995 Executive Stock Option Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 1996)*

10.4
Executive Bonus Plan by and between the Company and each of the executives listed on the schedule attached thereto (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 1996)*

10.5	1992 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2009)*

10.6
Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2000)*

10.7	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123308))*

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 23, 2009)*

10.9
Warrant to Purchase Common Stock, dated June 30, 2009, issued by the Company to K Financing, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on June 30, 2009)

10.10
Investor Rights Agreement, dated June 30, 2009, between the Company and K Financing, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on June 30, 2009)

10.11
Purchase Agreement, dated April 21, 2010, by and among the Company, certain subsidiary guarantors named therein and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 22, 2010)

10.12
Second Amended and Restated KEMET Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2009)*

10.13
Loan and Security Agreement, dated as of September 30, 2010, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., and Bank of America, N.A., as agent and Banc of America Securities LLC, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on October 5, 2010)

10.14	KEMET Executive Secured Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2010)*

10.15	Form of Change in Control Severance Compensation Agreement, entered into with executive officers of the Company*

10.16
Option Agreement, dated as of March 12, 2012, by and among NEC Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.17
Stockholders’ Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.18
Form of Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.19
Form of Restricted Stock Unit Grant Agreement for Directors (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.20
Amendment No. 1 to Loan and Security Agreement, Waiver and Consent, dated as of March 19, 2012, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., the financial institutions party thereto as lenders and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)

10.21
Development and Cross-Licensing Agreement between NEC TOKIN Corporation and KEMET Electronics Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 8, 2013)

10.22	Form of Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) filed on August 3, 2016)*

10.23
Consolidated Amendment to Loan and Security Agreement, dated as of July 8, 2013, by and among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, KEMET Electronics Marketing (S) PTE LTD., the financial institutions party thereto as lenders and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) filed on August 2, 2013)

10.24
Amendment No. 5 to Loan and Security Agreement, dated April 30, 2014, among KEMET Electronics Corporation and its subsidiaries KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2014)

10.25
2014 Amendment and Restatement of the 2014 KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on July 24, 2014)*

10.26
Amendment No. 1 to Option Agreement, dated as of August 29, 2014, between KEMET Electronics Corporation and NEC Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-15491) filed on September 4, 2014)

10.27
Incentive Award, Severance and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and William M. Lowe, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.28
Incentive Award and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and Charles C. Meeks, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.29
Amendment No. 6 to Loan and Security Agreement, Waiver and Consent dated December 19, 2014, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 22, 2014)

10.30
Amendment No. 7 to Loan and Security Agreement, dated March 27, 2015, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders

10.31
Third Supplemental Indenture dated May 21, 2015, among KEMET Corporation, IntelliData, Inc., the other guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 26, 2015)

10.32
Amended and Restated Employment Agreement between KEMET Corporation and Per-Olof Lööf, dated June 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on July 6, 2015)*

10.33
Amendment No. 8 to Loan and Security Agreement, dated May 2, 2016, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2016)

10.34
Employee Transfer Agreement, dated as of December 5, 2016, between KEMET Corporation and Claudio Lollini (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-15491) filed on February 2, 2017)*

10.35
Term Loan Credit Agreement, dated as of April 28, 2017, by and among KEMET Corporation, KEMET Electronics Corporation, the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A. as the Administrative Agent and Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K (File No. 1-15491) filed on May 1, 2017)

10.36
Term Loan Credit Agreement, dated as of April 28, 2017, by and among KEMET Corporation, KEMET Electronics Corporation, the other guarantors party thereto, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K (File No. 1-15491) filed on May 1, 2017)

10.37
Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEMET Corporation, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 1, 2017)

21.1	Subsidiaries of KEMET Corporation

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2	Consent of Paumanok Publications, Inc.

23.3	Consent of Independent Registered Public Accounting Firm, Ernst & Young ShinNihon LLC

31.1	Certification of the Chief Executive Officer Pursuant to Section 302

31.2	Certification of the Chief Financial Officer Pursuant to Section 302

32.1	Certification of the Chief Executive Officer Pursuant to Section 906

32.2	Certification of the Chief Financial Officer Pursuant to Section 906

99.1	NEC TOKIN Financial Statements as of March 31, 2017 and March 21, 2016 and for NEC TOKIN’s fiscal years ended March 31, 2017, 2016 and 2015

101
The following financial information from KEMET Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017, and March 31, 2016, (ii) Consolidated Statements of Income for the years ended March 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text

_______________________________________________________________________________

*	Exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KEMET Corporation
We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KEMET Corporation and subsidiaries at March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the three years ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KEMET Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greenville, South Carolina
June 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of KEMET Corporation
We have audited KEMET Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). KEMET Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, KEMET Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KEMET Corporation and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2017 of KEMET Corporation and subsidiaries and our report dated June 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greenville, South Carolina
June 1, 2017

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except per share data)

	March 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$109,774	$65,004
Accounts receivable, net	92,526	93,168
Inventories, net	147,955	168,879
Prepaid and other current assets	28,759	25,496
Total current assets	379,014	352,547
Property, plant and equipment, net	209,311	241,839
Goodwill	40,294	40,294
Intangible assets, net	29,781	33,301
Investment in NEC TOKIN	63,416	20,334
Deferred income taxes	8,593	8,397
Other assets	4,119	3,068
Total assets	$734,528	$699,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Accounts payable	69,674	70,981
Accrued expenses	57,752	50,320
Income taxes payable	715	453
Total current liabilities	130,141	123,754
Long-term debt	386,211	385,833
Other non-current obligations	60,131	74,892
Deferred income taxes	3,370	2,820
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 46,689 and 46,508 shares at March 31, 2017 and 2016, respectively	467	465
Additional paid-in capital	447,671	452,821
Retained deficit	(251,651)	(299,510)
Accumulated other comprehensive income (loss)	(41,812)	(31,425)
Treasury stock, at cost (0 and 611 shares at March 31, 2017 and 2016, respectively)	—	(9,870)
Total stockholders’ equity	154,675	112,481
Total liabilities and stockholders’ equity	$734,528	$699,780

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2017	2016	2015
Net sales	$757,791	$734,823	$823,192
Operating costs and expenses:
Cost of sales	571,679	571,543	663,683
Selling, general and administrative expenses	107,868	101,446	98,533
Research and development	27,629	24,955	25,802
Restructuring charges	5,404	4,178	13,017
Write down of long-lived assets	10,279	—	—
Net (gain) loss on sales and disposals of assets	392	375	(221)
Total operating costs and expenses	723,251	702,497	800,814
Operating income (loss)	34,540	32,326	22,378
Other (income) expense:
Interest income	(24)	(14)	(15)
Interest expense	39,755	39,605	40,701
Change in value of TOKIN options	(10,700)	26,300	(2,100)
Non-operating (income) expense, net	(5,127)	(2,348)	(4,082)
Income (loss) from continuing operations before income taxes and equity income (loss) from TOKIN	10,636	(31,217)	(12,126)
Income tax expense (benefit)	4,290	6,006	5,227
Income (loss) from continuing operations before equity income (loss) from TOKIN	6,346	(37,223)	(17,353)
Equity income (loss) from TOKIN	41,643	(16,406)	(2,169)
Income (loss) from continuing operations	47,989	(53,629)	(19,522)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $0, and $1,976, respectively	—	—	5,379
Net income (loss)	$47,989	$(53,629)	$(14,143)
Net income (loss) per basic share:
Income (loss) from continuing operations	$1.03	$(1.17)	$(0.43)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$—	$0.12
Net income (loss)	$1.03	$(1.17)	$(0.31)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.87	$(1.17)	$(0.43)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$—	$0.12
Net income (loss)	$0.87	$(1.17)	$(0.31)
Weighted-average shares outstanding:
Basic	46,552	46,004	45,381
Diluted	55,389	46,004	45,381
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2017	2016	2015
Net income (loss)	$47,989	$(53,629)	$(14,143)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	(15,284)	1,860	(35,467)
Defined benefit pension plans, net of tax	163	5,202	(12,977)
Defined benefit post-retirement plan adjustments	20	(45)	(305)
Equity interest in investee’s other comprehensive income (loss)	1,440	(8,276)	766
Foreign exchange contracts	3,274	(1,370)	1,003
Other comprehensive income (loss)	(10,387)	(2,629)	(46,980)
Total comprehensive income (loss)	$37,602	$(56,258)	$(61,123)
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2014	45,207	$465	$465,027	$(231,738)	$18,184	$(30,054)	$221,884
Net income (loss)	—	—	—	(14,143)	—	—	(14,143)
Other comprehensive income (loss)	—	—	—	—	(46,980)	—	(46,980)
Issuance of restricted shares	239	—	(8,238)	—	—	7,623	(615)
Stock-based compensation	—	—	4,512	—	—	—	4,512
Exercise of stock options	6	—	(110)	—	—	134	24
Balance at March 31, 2015	45,452	465	461,191	(245,881)	(28,796)	(22,297)	164,682
Net income (loss)	—	—	—	(53,629)	—	—	(53,629)
Other comprehensive income (loss)	—	—	—	—	(2,629)	—	(2,629)
Issuance of restricted shares	445	—	(13,144)	—	—	12,427	(717)
Stock-based compensation	—	—	4,774	—	—	—	4,774
Exercise of stock options	—	—	—	—	—	—	—
Balance at March 31, 2016	45,897	465	452,821	(299,510)	(31,425)	(9,870)	112,481
Net income (loss)	—	—	—	47,989	—	—	47,989
Other comprehensive income (loss)	—	—	—	—	(10,387)	—	(10,387)
Issuance of restricted shares	588	—	(10,860)	—	—	9,599	(1,261)
Stock-based compensation	—	—	4,720	—	—	—	4,720
Adoption of ASU No. 2016-09	—	—	130	(130)	—	—	—
Exercise of stock options	204	2	860	—	—	271	1,133
Balance at March 31, 2017	46,689	$467	$447,671	$(251,651)	$(41,812)	$—	$154,675
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2017	2016	2015
Sources (uses) of cash and cash equivalents
Operating activities:
Net income (loss)	$47,989	$(53,629)	$(14,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	—	(5,644)
Net cash provided by (used in) operating activities of discontinued operations	—	—	(679)
Depreciation and amortization	37,338	39,016	40,768
Non-cash debt and financing costs	761	859	2,032
Gain on early extinguishment of debt	—	—	(1,003)
Equity (income) loss from NEC TOKIN	(41,643)	16,406	2,169
Change in value of NEC TOKIN options	(10,700)	26,300	(2,100)
Net (gain) loss on sales and disposals of assets	392	375	(221)
Stock-based compensation expense	4,720	4,774	4,512
Non-cash pension and other post-retirement benefits	2,543	3,013	2,742
Deferred income taxes	(19)	495	(2,084)
Write down of long-lived assets	10,279	—	—
Write down of receivables	64	24	52
Other, net	(327)	306	(7)
Changes in assets and liabilities:
Accounts receivable	(12)	(2,346)	8,220
Inventories	16,805	3,338	8,559
Prepaid expenses and other assets	(1,769)	13,588	(8,404)
Accounts payable	6,170	(5,982)	(2,879)
Accrued income taxes	144	(382)	(232)
Other operating liabilities	(1,068)	(13,790)	(7,256)
Net cash provided by (used in) operating activities	71,667	32,365	24,402
Investing activities:
Capital expenditures	(25,617)	(20,469)	(22,232)
Change in restricted cash	—	1,802	11,509
Acquisitions, net of cash received	—	(2,892)	—
Proceeds from sale of discontinued operations	—	—	9,564
Proceeds from sale of assets	19	971	4,788
Net cash provided by (used in) investing activities	(25,598)	(20,588)	3,629

Consolidated Statements of Cash Flows (Continued)

	Fiscal Years Ended March 31,
	2017	2016	2015
Financing activities:
Proceeds from revolving line of credit	$12,000	$10,000	$42,340
Payments of revolving line of credit	(12,000)	(9,600)	(27,342)
Proceeds from issuance of debt	2,314	—	—
Deferred acquisition payments	—	(3,000)	(19,527)
Payment of long-term debt	(2,428)	(481)	(21,733)
Proceeds from exercise of stock options	1,133	—	24
Purchase of treasury stock	(1,144)	(722)	(630)
Net cash provided by (used in) financing activities	(125)	(3,803)	(26,868)
Net increase (decrease) in cash and cash equivalents	45,944	7,974	1,163
Effect of foreign currency fluctuations on cash	(1,174)	668	(2,730)
Cash and cash equivalents at beginning of fiscal year	65,004	56,362	57,929
Cash and cash equivalents at end of fiscal year	$109,774	$65,004	$56,362
Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$38,922	$39,091	$39,008
Income taxes paid	$4,153	$4,892	$6,611
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1: Organization and Significant Accounting Policies
Nature of Business and Organization
KEMET Corporation, which together with its subsidiaries is referred to herein as “KEMET” or the “Company” is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, film capacitors, electrolytic capacitors, paper capacitors and solid aluminum capacitors. The Company is headquartered in Simpsonville, South Carolina, which is part of the greater Greenville metropolitan area, and has manufacturing plants and distribution centers located in the United States, Mexico, Europe and Asia. Additionally, the Company has wholly-owned foreign subsidiaries which primarily provide sales support for KEMET’s products in foreign markets.
KEMET is organized into two business groups: the Solid Capacitor Business Group (“Solid Capacitors”) and the Film and Electrolytic Business Group (“Film and Electrolytic”). Each business group is responsible for the operations of certain manufacturing sites as well as related research and development efforts.
Basis of Presentation
Certain amounts for the condensed consolidating balance sheet for fiscal year 2016 have been revised to conform with the fiscal year 2017 presentation.
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
Cash Equivalents
Cash equivalents of $2.1 million and $0.7 million at March 31, 2017 and 2016, respectively, consist of money market accounts with an original term of three months or less. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.
Inventories
Inventories are stated at the lower of cost or market. The carrying value of inventory is reviewed and adjusted based on slow moving and obsolete items, historical shipments, customer forecasts and backlog and technology developments. Inventory costs include material, labor and manufacturing overhead and most inventory costs are determined by the “first-in, first-out” (“FIFO”) method. For tool crib, a component of the Company’s raw material inventory, cost is determined under the average cost method. The Company has consigned inventory at certain customer locations totaling $8.8 million and $8.5 million at March 31, 2017 and 2016, respectively.
Property, Plant and Equipment
Property and equipment are carried at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of. Depreciation expense, including amortization of capital leases, was $35.0 million, $36.9 million and $38.7 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Reviews are regularly performed to determine whether facts and circumstances exist which indicate the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

asset or asset group is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets or appraisal values. The Company has to make certain assumptions as to the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the undiscounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of certain long-lived assets that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the Company’s financial condition and operating results. See Note 9 “Impairment Charges” for further discussion of property, plant and equipment impairment charges.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests during the fourth quarter of each fiscal year and when otherwise warranted. The Company evaluates its goodwill on a reporting unit basis which requires the Company to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit’s carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill and intangible asset with indefinite useful lives may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit’s goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit’s fair value. The Company determined the fair value of its reporting units using an income-based, discounted cash flow (“DCF”) analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. The Company evaluates the value of its other indefinite-lived intangible assets (trademarks) using an income-based, relief from royalty analysis. In addition to the previously described reporting unit valuation techniques, the Company’s goodwill and intangible assets with indefinite useful lives impairment assessment also considers the Company’s aggregate fair value based upon the value of the Company’s outstanding shares of common stock.
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
Equity Method Investment
Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of the Company’s investment and the underlying equity in the net assets of the company at the investment date, is amortized over the lives of the related assets that gave rise to the difference. The Company’s share of earnings or losses under the equity method investments and basis difference amortization is reported in the consolidated statements of operations as “Equity income (loss) from TOKIN.” The Company reviews its investments and ownership interests accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.
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
Stock-based Compensation
Stock-based compensation for stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of the Company’s stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of the Company’s stock on the grant date and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. Stock-based compensation cost for restricted stock is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation cost for arrangements with cliff vesting as expense ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost for arrangements with graded vesting as expense on an accelerated basis over the requisite service period.
Concentrations of Credit and Other Risks
The Company sells to customers globally. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. One customer, TTI, Inc., an electronics distributor, accounted for $104.4 million, $99.3 million and $124.4 million of the Company’s net sales in fiscal years ended March 31, 2017, 2016, and 2015, respectively. There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2017 or March 31, 2016.
Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to end-users. For fiscal years ended March 31, 2017, 2016, and 2015, net sales to electronics distributors accounted for 46%, 42% and 45%, respectively, of the Company’s total net sales.
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
Translation of other foreign operations to U.S. dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Such translation gains or losses are recognized as a component of equity in accumulated other comprehensive income (“AOCI”).
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), currency translation gains (losses), defined benefit plan adjustments including those adjustments which result from changes in net prior service credit and actuarial gains (losses), equity interest in investee’s other comprehensive income (loss), and gains (losses) on derivatives held as cash flow hedges, and is presented in the Consolidated Statements of Comprehensive Income (Loss).

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders’ equity section of the Consolidated Balance Sheets (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Defined Benefit Post-retirement Plan Adjustments	Defined Benefit Pension Plans (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(12,132)	$1,159	$(20,363)	$1,537	$1,003	$(28,796)
Other comprehensive income (loss) before reclassifications (1)	1,860	146	3,865	(8,276)	2,618	213
Amounts reclassified in (out) of AOCI (1)	—	(191)	1,337	—	(3,988)	(2,842)
Other comprehensive income (loss)	1,860	(45)	5,202	(8,276)	(1,370)	(2,629)
Balance at March 31, 2016	(10,272)	1,114	(15,161)	(6,739)	(367)	(31,425)
Other comprehensive income (loss) before reclassifications (2)	(15,284)	228	(536)	1,440	8,444	(5,708)
Amounts reclassified in (out) of AOCI (2)	—	(208)	699	—	(5,170)	(4,679)
Other comprehensive income (loss)	(15,284)	20	163	1,440	3,274	(10,387)
Balance at March 31, 2017	$(25,556)	$1,134	$(14,998)	$(5,299)	$2,907	$(41,812)
_______________________________________________________________________________

(1)	Activity within foreign currency translation gains and defined benefit pension plans are net of a tax expense of zero and $0.3 million, respectively.

(2)	Activity within foreign currency translation losses and defined benefit pension plans are net of a tax benefit of zero and $0.7 million, respectively.

(3)	Balance is net of a tax benefit of $2.7 million, $2.0 million, and $2.3 million as of March 31, 2017, March 31, 2016, and March 31, 2015, respectively.
Stock Warrant
Concurrent with the consummation of a credit facility in May 2009, the Company issued K Financing, LLC (“K Financing”) a warrant (the “Platinum Warrant”) to purchase up to 26,848,484 shares of the Company’s common stock, subject to certain adjustments, representing approximately 49.9% of the Company’s outstanding common stock at the time of issuance on a post-exercise basis. The Platinum Warrant was subsequently transferred to K Equity, LLC (“K Equity”). The Platinum Warrant is exercisable at a purchase price of $1.05 per share. The Platinum Warrant may be exercised in exchange for cash, by means of net settlement of a corresponding portion of amounts owed by the Company under the Revised Amended and Restated Platinum Credit Facility, by cashless exercise to the extent of appreciation in the value of the Company’s common stock above the exercise price of the Platinum Warrant, or by combination of the preceding alternatives.
Warrants may be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity, depending on the terms of the specific warrant agreement. The Platinum Warrant issued to K Financing under the Platinum Credit Facility (as defined below) does not meet the definition of a derivative as it is indexed to the Company’s own stock, as such, the Platinum Warrant is classified as a component of equity.
There were 8,416,815 shares subject to the Platinum Warrant as of March 31, 2017. The Platinum Warrant expires on June 30, 2019.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities are measured at fair value on a recurring basis as of March 31, 2017 and 2016 are as follows (amounts in thousands):

	Carrying Value March 31, 2017	Fair Value March 31, 2017	Fair Value Measurement Using
			Level 1	Level 2 (2)	Level 3
Assets and Liabilities:
Money markets (1)	$2,055	$2,055	$2,055	$—	$—
Total debt	(388,211)	(385,251)	(353,000)	(32,251)	—
TOKIN options, net (3)	(9,900)	(9,900)	—	—	(9,900)

	Carrying Value March 31, 2016	Fair Value March 31, 2016	Fair Value Measurement Using
			Level 1	Level 2 (2)	Level 3
Assets and Liabilities:
Money markets (1)	$738	$738	$738	$—	$—
Total debt	(387,833)	(284,261)	(254,713)	(29,548)	—
TOKIN options, net (3)	(20,600)	(20,600)	—	—	(20,600)
_______________________________________________________________________________

(1)	Included in the line item “Cash and cash equivalents” on the Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)
See Note 5, “Investment in TOKIN,” for a description of the TOKIN options. The value of the options is interrelated and depends on the enterprise value of TOKIN Corporation and its EBITDA over the duration of the instruments. Therefore, the options have been valued using option pricing methods in a Monte Carlo simulation. Changes to the Monte Carlo simulation inputs could have a material effect on the value of the TOKIN options.

The table below summarizes TOKIN options valuation activity using significant unobservable inputs (Level 3) (amounts in thousand):

March 31, 2015	$5,700
Change in value of TOKIN options	(26,300)
March 31, 2016	$(20,600)
Change in value of TOKIN options	10,700
March 31, 2017	$(9,900)

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
The establishment of sales allowances is recognized as a component of the line item “Net sales” on the Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable, net” on the Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company’s estimates.
The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were less than 1% of net sales for the fiscal years ended March 31, 2017, 2016 and 2015. The Company recognizes warranty costs when losses are both probable and reasonably estimable.
Allowance for Doubtful Accounts
The Company evaluates the collectability of trade receivables through the analysis of customer accounts. When the Company becomes aware that a specific customer has filed for bankruptcy, has begun closing or liquidation proceedings, has become insolvent or is in financial distress, the Company records a specific allowance for the doubtful account to reduce the related receivable to the amount the Company believes is collectible. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be adjusted. Accounts are written off after all means of collection, including legal action, have been exhausted.
Shipping and Handling Costs
The Company’s shipping and handling costs are reflected in the line item “Cost of sales” on the Consolidated Statements of Operations. Shipping and handling costs were $16.4 million, $16.1 million, and $17.9 million in the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

Income (Loss) per Share
Basic income (loss) per share is computed using the weighted-average number of shares outstanding. Diluted income (loss) per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to the Platinum Warrant, outstanding employee stock grants if such effects are dilutive.
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
The Company accounts for derivatives and hedging activities in accordance with Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging.” See Note 13 for further discussion of derivative financial instruments.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include impairment of property and equipment, intangibles and goodwill; allowances for doubtful accounts, price protection and customers’ returns, and deferred income taxes; and assets and obligations related to employee benefits. Actual results could differ from these estimates and assumptions.
Impact of Recently Issued Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of Operating income. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented. The Company plans to adopt this guidance in the first quarter of fiscal year 2018, and is currently performing its assessment of the impact of adopting the guidance; however, based on its expectations for the fiscal year ended March 31, 2018, the Company believes it will likely have a material impact due to the reclassification of pension and post-retirement benefit cost from Operating income to Non-operating income. Excluding the service costs, the net periodic pension and post-retirement benefit cost for the fiscal year ended March 31, 2018 is expected to be $1.3 million.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other. The update eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. Under the update, the goodwill impairment loss would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date of this update is for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements, however the adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. The update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires modified retrospective transition method which is a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company plans to adopt this guidance in the first quarter of fiscal year 2018, however the impact of the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, as modified by ASU 2017-03, Transition and Open Effective Date Information. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than short-term leases). The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early application is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Organization and Significant Accounting Policies (Continued)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. This new guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

•	ASU No. 2017-03, Overall Transition and Open Effective Date Information.
The effective date of this guidance is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, but not before the Company’s fiscal year that begins on April 1, 2017 (the original effective date of the ASU). The Company plans to adopt the requirements of the new standard in the first quarter of fiscal year 2019 and anticipate using the full retrospective transition method. The Company is currently in the process of assessing the impact the adoption of the new revenue standards will have on its consolidated financial statements and related disclosures.
There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2: Debt
A summary of debt is as follows (amounts in thousands):

	March 31,
	2017	2016
10.5% Senior Notes, net (1)	$352,472	$353,952
Revolving line of credit	33,881	33,881
Other, net (2)	1,858	—
Total debt	388,211	387,833
Current maturities	(2,000)	(2,000)
Total long-term debt	$386,211	$385,833
______________________________________________________________________________

(1)
As noted in Note 1, “Basis of Financial Statements Presentation,” ASU No. 2015-03, Interest - Imputation of Interest, was adopted as of April 1, 2016. As such, debt issuance cost, if any, is included within the respective debt balance. Amounts shown are net of premium and debt issuance costs of $0.5 million and $1.0 million as of March 31, 2017 and March 31, 2016, respectively which reduce the 10.5% Senior Notes balance.

(2)	The amount shown is net of discount of $0.5 million as of March 31, 2017.
The line item “Interest expense” on the Consolidated Statements of Operations for the fiscal years 2017, 2016 and 2015, respectively, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Contractual interest expense	$38,825	$39,087	$38,953
Capitalized interest	(154)	(509)	(237)
Amortization of debt issuance costs	1,390	1,392	1,480
Amortization of debt (premium) discount	(788)	(745)	(407)
Imputed interest on acquisition related obligations	159	212	741
Interest expense on capital leases	323	168	171
Total interest expense	$39,755	$39,605	$40,701
Revolving Line of Credit
On September 30, 2010, KEMET Electronics Corporation (“KEC”) and KEMET Electronics Marketing (S) Pte Ltd. (“KEMET Singapore”) (each a “Borrower” and, collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Loan and Security Agreement provides a $50.0 million revolving line of credit, which is bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. On December 19, 2014, the Loan and Security Agreement was amended and as a result the expiration was extended to December 19, 2019. Under the terms of amended Loan and Security Agreement, the revolving credit facility has increased to $60.0 million, bifurcated into a U.S. facility (for which KEC is the Borrower) and a Singapore facility (for which KEMET Singapore is the Borrower). The amendment contains an accordion feature permitting the U.S. Borrowers to increase commitments under the facility by an aggregate principal amount up to $15.0 million (for a total facility of $75.0 million), subject to terms and documentation acceptable to the Agent and/or the Lenders. In addition, KEMET Foil Manufacturing, LLC (“KEMET Foil”), KEMET Blue Powder Corporation (“KEMET Blue Powder”) and The Forest Electric Company were included as Borrowers under the U.S. facility. The principal features of the Loan and Security Agreement as amended are reflected in the description below.

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
Borrowings under the U.S. and Singapore facilities are subject to a borrowing base consisting of:

•
in the case of the U.S. facility, (A) 85% of KEC’s accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of (i) $6.0 million and (ii) (a) on or prior to agent’s receipt of an updated inventory appraisal and agent’s approval thereof, 40% of the value of Eligible Inventory (as defined in the agreement) and (b) upon agent’s receipt of an updated inventory appraisal, 85% of the net orderly liquidation value of the Eligible Inventory (as defined in the agreement) plus (C) the lesser of $5.1 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria, as reduced on the first day of each fiscal quarter occurring after April 30, 2014 in an amount equal to one-twentieth (1/20) of such appraised value less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

•
in the case of the Singapore facility, (A) 85% of KEMET Singapore’s accounts receivable that satisfy certain eligibility criteria as further specified in the Loan and Security Agreement, less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

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
KEMET and KEC’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantor Subsidiaries (other than assets that secure the 10.5% Senior Notes due 2018). The collection accounts of the Borrowers and Guarantor Subsidiaries are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 12.5% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.75 million (each such event, a “Cash Dominion Trigger Event”).
KEC and the Guarantor Subsidiaries guarantee the Singapore facility obligations. In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEMET Singapore’s assets. KEMET Singapore’s bank accounts are maintained at Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.

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
Debt issuance costs related to the Loan and Security Agreement, net of amortization, were $0.2 million as of March 31, 2017 and 2016; these costs will be amortized over the term of the Loan and Security Agreement.
The Company had the following activity for the twelve month period ended March 31, 2017 and resulting balances under the revolving line of credit (amounts in thousands, excluding percentages):

	March 31, 2016	Twelve Month Period Ended March 31, 2017		March 31, 2017
	Outstanding Borrowings	Additional Borrowings	Repayments	Outstanding Borrowings	Rate (1) (2)	Due Date
U.S. Facility	$19,881	$12,000	$—	$31,881	5.000%	December 19, 2019
Singapore Facility
Singapore Borrowing 1	12,000	—	12,000	—	—	—
Singapore Borrowing 2 (3)	2,000	—	—	2,000	3.375%	April 10, 2017
Total Facilities	$33,881	$12,000	$12,000	$33,881

______________________________________________________________________________

(1)	For U.S. borrowings, Base Rate plus 1.5%, as defined in the Loan and Security Agreement.

(2)	For Singapore borrowings, LIBOR, plus a spread of 2.50% as of March 31, 2017.

(3)	The Company repaid the Singapore Borrowing 2 in full on the due date of April 10, 2017.
These were the only borrowings under the revolving line of credit, and the Company’s available borrowing capacity under the Loan and Security Agreement was $29.2 million as of March 31, 2017. The borrowing capacity has increased from the prior year due to an improvement in the fixed charged coverage ratio and and increase in the eligible account receivable collateral.
10.5% Senior Notes
On May 5, 2010, the Company issued 10.5% Senior Notes with an aggregate principal amount of $230.0 million which resulted in net proceeds to the Company of $222.2 million.
The 10.5% Senior Notes were issued pursuant to an Indenture (the “10.5% Senior Notes”), dated as of May 5, 2010, as amended, by and among the Company, Guarantor Subsidiaries and Wilmington Trust Company, as trustee (the “Trustee”). The 10.5% Senior Notes will mature on May 1, 2018, and bear interest at a stated rate of 10.5% per annum, payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. The 10.5% Senior Notes are senior obligations of the Company and will be guaranteed by each of the Guarantor Subsidiaries and secured by a first priority lien on 51% of the capital stock of certain of the Company’s foreign restricted subsidiaries.

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
In total, debt issuance costs related to the 10.5% Senior Notes, net of amortization, were $1.4 million and $2.8 million as of March 31, 2017 and 2016; these costs will be written off in the first quarter of fiscal year 2018 upon the extinguishment of the 10.5% Senior Notes (see Note 19, “Subsequent Events” for additional information). The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Consolidated Balance Sheets of $15.4 million and $15.5 million at March 31, 2017 and 2016, respectively. The effective interest rate for the Senior Notes was 10.2% and 10.3% for the years ended March 31, 2017 and 2016, respectively.
Other Debt
In January 2017, KEMET Electronics Portugal, S.A., a wholly owned subsidiary received an interest free loan from the Portuguese Government in the amount of EUR 2.2 million (or $2.4 million) to be used for fixed asset purchases. The loan has a total term of eight years ending February 1, 2025. The loan will be repaid through semi-annual payments in the amount of EUR 185 thousand (or $198 thousand) beginning on August 1, 2019. Since the debt is non-interest bearing, we have created a debt discount in the amount of EUR 0.5 million (or $0.6 million) with an offsetting reduction to fixed assets. This discount will be amortized over the life of the loan through interest expense. If certain conditions are met such as increased headcount, increased revenue and increased gross value added, a portion of the loan could be forgiven during fiscal year 2020.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Debt (continued)

The following table highlights the Company’s annual cash maturities of debt (amounts in thousands):

	Annual Maturities of Debt Fiscal Years Ended March 31,
	2018	2019	2020	2021	2022	Thereafter
10.5% Senior Notes (1)	$—	$353,000	$—	$—	$—	$—
Revolving line of credit	2,000	—	31,881	—	—	—
Other	—	—	396	396	396	1,187
	$2,000	$353,000	$32,277	$396	$396	$1,187

(1)
Subsequent to year-end, the Company entered into a $345 million Term Loan Credit Agreement. The proceeds, together with cash generated through the TOKIN acquisition, were used to fund the redemption of all of KEMET’s outstanding 10.5% Senior Notes due 2018 (the “Senior Notes”). See Note 19, “Subsequent Events” for additional information.

Note 3: Restructuring
The Company has implemented restructuring plans which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company.
A summary of the expenses aggregated on the Consolidated Statements of Operations line item “Restructuring charges” in the fiscal years ended March 31, 2017, 2016 and 2015, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Manufacturing and sales office relocation costs	$3,190	$2,375	$2,672
Personnel reduction costs	2,214	1,803	10,345
Restructuring charges	$5,404	$4,178	$13,017
Fiscal Year Ended March 31, 2017
The Company incurred $5.4 million in restructuring charges in the fiscal year ended March 31, 2017 including $2.2 million of personnel reduction costs and $3.2 million of relocation costs.
The personnel reduction costs correspond with the following: $0.3 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico; $0.4 million for headcount reductions related to the shut-down of operations for KEMET Foil Manufacturing, LLC (“KFM”) in Knoxville, Tennessee; $0.3 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions; $0.3 million for overhead reductions in Sweden; $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office; $0.3 million in headcount reductions related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico; $0.2 million in overhead reductions for the relocation of R&D operations from Weymouth, England to Evora, Portugal; and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.
The manufacturing relocation costs of $3.2 million include $1.9 million in expenses related to contract termination costs related to the shut-down of operations for KFM; $0.6 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant; $0.6 million for transfers of Film and Electrolytic production lines and R&D functions to lower cost regions; and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Fiscal Year Ended March 31, 2016
The Company incurred $4.2 million in restructuring charges in the fiscal year ended March 31, 2016 including $1.8 million related to personnel reduction costs and $2.4 million of relocation costs.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Restructuring (Continued)

The personnel reduction costs correspond with the following: $0.9 million for headcount reductions in Matamoros, Mexico related to the relocation of certain Solid Capacitor manufacturing from Matamoros, Mexico to Victoria, Mexico; $0.6 million related to a headcount reduction in Suzhou, China for the Film & Electrolytic production line transfer from Suzhou, China to Anting, China; $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Victoria, Mexico; $0.5 million for headcount reductions related to the outsourcing of the Company's information technology function and overhead reductions in North America and Europe; and $0.3 million for headcount reductions in Europe (primarily Landsberg, Germany). These personnel reduction costs were partially offset by a $1.0 million credit to expense in Italy due to the partial reversal of a severance accrual. The Company originally recorded the accrual in the third quarter of fiscal year 2015 corresponding with a plan to reduce headcount by 50 employees. Under the plan, 24 employees were terminated. However, due to unexpected workforce attrition combined with achieving other cost reduction goals, the Company decided not to complete the remaining headcount reduction. Consequently, the Company reversed the remaining accrual during the second quarter of fiscal year 2016.
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
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Manufacturing and Sales Office Relocation Costs
Balance at March 31, 2014	$6,217	$—
Costs charged to expense	10,345	2,672
Costs paid or settled	(7,995)	(2,672)
Change in foreign exchange	(1,328)	—
Balance at March 31, 2015	7,239	—
Costs charged to expense	1,803	2,375
Costs paid or settled	(8,273)	(2,375)
Change in foreign exchange	207	—
Balance at March 31, 2016	976	—
Costs charged to expense	2,214	3,190
Costs paid or settled	(2,130)	(2,784)
Change in foreign exchange	(61)	—
Balance at March 31, 2017	$999	$406

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4: Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	March 31, 2017		March 31, 2016
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$7,207	$—	$7,207	$—
Amortizing Intangibles:
Purchased technology, customer relationships and patents (3 - 18 years)	39,527	16,953	43,089	16,995
	$46,734	$16,953	$50,296	$16,995
For fiscal years ended March 31, 2017, 2016 and 2015 amortization related to intangibles was $2.1 million, $2.2 million and $2.1 million, respectively. The weighted-average useful life of amortized intangibles was 16.6 years in the fiscal years ended March 31, 2017 and 2016. The weighted-average period prior to the next renewal for patents was 0.5 years and 1.5 years in the fiscal years ended March 31, 2017 and March 31, 2016, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $2.1 million and, thereafter, amortization will total $12.1 million.
For fiscal year 2017, the Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2017 and concluded that goodwill and indefinite-lived assets were not impaired.
The changes in the carrying amount of goodwill for the years ended March 31, 2017 and 2016 are as follows (amounts in thousands):

	Fiscal Year 2017			Fiscal Year 2016
	Solid Capacitors	Film and Electrolytic	Corporate (1)	Solid Capacitors	Film and Electrolytic	Corporate (1)
Gross balance at beginning of fiscal year
Goodwill	$35,584	$1,092	$4,710	$35,584	$1,092	$—
Accumulated impairment losses	—	(1,092)	—	—	(1,092)	—
Net balance at the end of the year	$35,584	$—	$4,710	$35,584	$—	$—

Acquisitions	$—	$—	$—	$—	$—	$4,710
Impairment charges	$—	$—	$—	$—	$—	$—
Balance at the end of the year
Goodwill	$35,584	$1,092	$4,710	$35,584	$1,092	$4,710
Accumulated impairment losses	—	(1,092)	—	—	(1,092)	—
Balance at the end of the year, net	$35,584	$—	$4,710	$35,584	$—	$4,710

(1)	Corporate goodwill established as a result of the IntelliData acquisition on April 1, 2015.
Note 5: Investment in TOKIN
On March 12, 2012, KEC, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with TOKIN and NEC Corporation (“NEC”) (together with its affiliate NEC Capital Solutions Limited, the sole shareholder of TOKIN) to acquire 51% of the common stock of TOKIN (which represented a 34% economic

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in TOKIN (Continued)

interest, as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of outstanding common and convertible preferred shares of TOKIN as of such date) (the “Initial Purchase”). The transaction closed on February 1, 2013, at which time KEC paid a purchase price of $50.0 million for new shares of common stock of TOKIN (the “Initial Closing”). Through March 31, 2017, the Company accounted for its investment in TOKIN using the equity method for a non-consolidated variable interest entity since KEC did not have the power to direct significant activities of TOKIN. The Company believes that the TOKIN convertible preferred stock represents in-substance common stock of TOKIN and, as a result, its method of calculating KEC’s economic basis in TOKIN is the appropriate basis on which to recognize its share of the earnings or loss of TOKIN.
In connection with KEC’s execution of the Stock Purchase Agreement, KEC entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) with TOKIN and NEC, which provided for restrictions on transfers of TOKIN’s capital stock, certain tag-along and first refusal rights on transfer, restrictions on NEC’s ability to convert the preferred stock of TOKIN held by it, certain management services provided to TOKIN by KEC (or an affiliate of KEC) and certain board representation rights. During fiscal year 2017, KEC held four of seven TOKIN director positions. However, NEC has significant board rights.
Concurrent with the execution of the Stock Purchase Agreement and the Stockholders’ Agreement, KEC entered into an Option Agreement (the “Option Agreement”) with NEC, which was amended on August 29, 2014, whereby KEC had the right to purchase additional shares of TOKIN common stock from TOKIN for a purchase price of $50.0 million resulting in an economic interest of approximately 49% while maintaining ownership of 51% of TOKIN’s common stock (the “First Call Option”) by providing notice of the First Call Option between the Initial Closing and April 30, 2015. Upon providing such First Call Option notice, but not before April 1, 2015, KEC could also have exercised a second option to purchase all outstanding capital stock of TOKIN from its stockholders, primarily NEC, for a purchase price based on the greater of six times LTM EBITDA (as defined in the Option Agreement) less the previous payments and certain other adjustments, or the outstanding amount of TOKIN’s debt obligation to NEC (the “Second Call Option”) by providing notice of the Second Call Option by May 31, 2018. The First and Second Call Options expired on April 30, 2015 without being exercised.
Under the Option Agreement, from April 1, 2015 through May 31, 2018, NEC could have required KEC to purchase all outstanding capital stock of TOKIN from its stockholders, primarily NEC (the “Put Option”), provided that KEC’s payment of the Put Option price was permitted under the 10.5% Senior Notes and Loan and Security Agreement.Subsequent to year-end, the Company completed its acquisition of the remaining 66% economic interest in TOKIN and TOKIN became a 100% owned subsidiary of KEMET. See Note 19, “Subsequent Events” for additional information. The Put Option was canceled under the Definitive TOKIN Stock Purchase Agreement, herein defined, for acquisition of the remaining 66% of TOKIN.
The Company has marked these options to fair value and in the fiscal years ended March 31, 2017, 2016 and 2015 recognized a $10.7 million gain, $26.3 million loss, and $2.1 million gain respectively, which was included on the line item “Change in value of the TOKIN options” in the Consolidated Statement of Operations. The line item “Other non-current obligations” on the Consolidated Balance Sheets includes $9.9 million and $20.6 million as of March 31, 2017 and 2016, respectively, related to the options.
KEC’s total investment in TOKIN including the net call forward contract described above on February 1, 2013 was $54.5 million which includes $50.0 million cash consideration plus approximately $4.5 million in transaction expenses (fees for legal, accounting, due diligence, investment banking and other various services necessary to complete the transactions). The Company has made an allocation of the aggregate purchase price, which were based upon estimates that the Company believes are reasonable.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in TOKIN (Continued)

Summarized financial information for TOKIN follows (in thousands):

	March 31, 2017	March 31, 2016
Current assets continuing operations	$204,654	$199,527
Assets held for sale (current) (1)	118,983	43,146
Noncurrent assets continuing operations	285,952	188,925
Assets held for sale (noncurrent) (1)	—	72,360
Current liabilities continuing operations	375,433	146,207
Liabilities held for sale (current) (1)	50,008	36,078
Noncurrent liabilities continuing operations	65,657	313,768
Liabilities held for sale (noncurrent) (1)	—	21,720
(1) As discussed in Note 19, “Subsequent Events,” TOKIN sold its EMD business on April 14, 2017.

	Fiscal Year March 31, 2017	Fiscal Year March 31, 2016	Fiscal Year March 31, 2015
Net sales	$328,822	$301,898	$321,540
Gross profit	74,465	67,409	66,722
Net income (loss) from continuing operations	106,103	(54,575)	(43,085)
Net income (loss) from discontinued operations (1)	22,399	11,580	18,994
Net income (loss)	128,502	(42,995)	(24,091)
(1) As discussed in Note 19, “Subsequent Events,” TOKIN sold its EMD business on April 14, 2017.

A reconciliation between TOKIN’s net loss and KEMET’s equity investment income (loss) follows (in thousands):

	Fiscal Year March 31, 2017	Fiscal Year March 31, 2016	Fiscal Year March 31, 2015
TOKIN net income (loss)	$128,502	$(42,995)	$(24,091)
KEMET’s equity ownership %	34%	34%	34%
Equity income (loss) from TOKIN before Adjustments	$43,691	$(14,618)	$(8,191)

Adjustments:
Amortization and depreciation	(2,210)	(1,625)	(2,270)
Indemnity asset	—	—	8,500
Inventory profit elimination	162	(163)	(208)
Equity income (loss) from TOKIN	$41,643	$(16,406)	$(2,169)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in TOKIN (Continued)

A reconciliation between TOKIN’s net assets and KEMET’s equity investment balance follows (amounts in thousands):

	March 31, 2017	March 31, 2016
Investment in TOKIN	$63,416	$20,334
Purchase price accounting basis adjustment:
Property, plant and equipment (1)	3,080	3,365
Technology (1)	(8,691)	(10,134)
Long-term debt (1)	(1,067)	(1,975)
Goodwill	(7,590)	(7,555)
Indemnity asset for legal investigation	(8,500)	(8,500)
Inventory profit elimination (2)	208	371
Other	(569)	(603)
KEMET’s 34% interest of TOKIN’s equity	$40,287	$(4,697)

(1)	Depreciated or amortized over the estimated lives.

(2)	Adjusted each period for any activity.
As of March 31, 2017, KEC’s maximum loss exposure as a result of its investments in TOKIN is limited to the aggregate of the carrying value of the investment, any accounts receivable balance due from TOKIN and obligations in the Put Option.
 Summarized transactions between KEC and TOKIN are as follows (amounts in thousands):

	Twelve Month Periods Ended March 31,
	2017	2016	2015
KEC’s sales to TOKIN	$17,100	$21,061	$13,500
TOKIN’s sales to KEMET	8,341	5,912	3,605

	March 31, 2017	March 31, 2016
Accounts receivable	$2,662	$5,220
Accounts payable	1,378	1,019
Management service agreement receivable (1)	775	748

(1)	In accordance with the Stockholders’ Agreement, KEC entered into a management services agreement with TOKIN to provide services for which KEC is being reimbursed.
Beginning in March 2014, TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Union, Japan, South Korea, Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry.
On September 2, 2015, the United States Department of Justice announced a plea agreement with TOKIN in which TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over 5 years in six installments of $2.3 million each, plus accrued interest. The first and second payments were made in February 2016 and January 2017, respectively, while the next payment is due in January 2018.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Investment in TOKIN (Continued)

On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1,218.2 million New Taiwan dollars (“NTD”) (approximately U.S. $40.2 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC indicated the fine would be reduced to NTD609.1 million (approximately U.S. $20.1 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine.
On March 29, 2016, the Japan Fair Trade Commission published an order by which TOKIN was fined ¥127.2 million (approximately U.S. $1.1 million) for violation of the Japanese Antimonopoly Act. Payment of the fine was made in October 2016.
On July 27, 2016, Brazil’s Administrative Council for Economic Defense approved a cease and desist agreement with TOKIN in which TOKIN made a financial contribution of Brazilian real 601 thousand (approximately U.S. $0.2 million) to Brazil’s Fund for Defense of Diffuse Rights.
On May 2, 2016, TOKIN reached a preliminary settlement, followed by definitive settlement agreements on July 15, 2016, in two antitrust suits pending in the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Class Action Suits”), which was approved by the court on April 6, 2017 (for the purported direct purchaser plaintiffs), or is subject to court approval (for the purported indirect purchaser plaintiffs). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Class Action Suits, TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Each of the respective class payments is payable in five installments, the first of which became due on July 29, 2016, the next three of which are due each year thereafter on the anniversary of the initial payment, and the final payment is due by December 31, 2019. TOKIN has paid the initial installment payments into the two plaintiff classes’ respective escrow accounts.
Pursuant to the Stock Purchase Agreement, NEC is required to indemnify TOKIN and/or KEC for any breaches by TOKIN or NEC of certain representations, warranties and covenants in the Stock Purchase Agreement. NEC’s aggregate liability for indemnification claims is limited to $25.0 million. Accordingly, KEMET, under equity method accounting, has established an indemnity asset in the amount of $8.5 million (based upon our 34% economic interest in TOKIN). Under the Definitive TOKIN Stock Purchase Agreement, herein defined, for acquisition of the remaining 66% of TOKIN this indemnity was released, and as such in the first quarter of fiscal year 2018 the indemnity asset will be removed.
In the fiscal year ended March 31, 2017, KEMET incurred a loss of $7.1 million related to TOKIN’s antitrust and civil litigation, based upon its 34% economic interest in TOKIN, which is included in the line item “Equity income (loss) from TOKIN” on the Condensed Consolidated Statements of Operations.
The remaining governmental investigations are continuing at various stages. As of March 31, 2017, TOKIN’s accrual for antitrust and civil litigation totaled $83.4 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued. Additionally, under the terms of the TOKIN Purchase Agreement (as hereinafter defined), TOKIN will be responsible for defending all suits, paying all expenses and satisfying all judgments to the extent arising out of or related the capacitor antitrust investigations and related litigation described above.
Note 6: Segment and Geographic Information
The Company is organized into two business groups: Solid Capacitors and Film and Electrolytic based primarily on product lines. Each business group is responsible for its respective manufacturing operations and research and development efforts. All research and development expenses are direct costs to the respective business group.
Solid Capacitors
Operating in nine manufacturing sites in the United States, Mexico and China as of March 31, 2017, Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors and has a product innovation center in the United States.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Segment and Geographic Information (Continued)

Film and Electrolytic
Film and Electrolytic operates nine manufacturing sites throughout Europe and Asia and produces film, paper, and electrolytic capacitors which are sold globally. In addition, the business group has product innovation centers in Italy, Portugal and Sweden.
The following tables summarize information about each segment’s net sales, operating income (loss), depreciation and amortization, capital expenditures and total assets (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Net sales:
Solid Capacitors	$575,110	$556,303	$621,275
Film and Electrolytic	182,681	178,520	201,917
	$757,791	$734,823	$823,192
Operating income (loss) (1)(2)(3):
Solid Capacitors	$146,694	$129,909	$135,946
Film and Electrolytic	(8,278)	(71)	(16,685)
Corporate	(103,876)	(97,512)	(96,883)
	$34,540	$32,326	$22,378
Depreciation and amortization:
Solid Capacitors	$20,824	$21,318	$21,202
Film and Electrolytic	10,953	11,984	13,886
Corporate	5,561	5,714	5,680
	$37,338	$39,016	$40,768
Capital expenditures:
Solid Capacitors	$12,300	$10,098	$12,552
Film and Electrolytic	7,955	5,902	7,752
Corporate	5,362	4,469	1,928
	$25,617	$20,469	$22,232
_______________________________________________________________________________

(1)	Restructuring charges included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Total restructuring:
Solid Capacitors	$1,333	$1,916	$3,297
Film and Electrolytic	3,738	1,714	8,221
Corporate	333	548	1,499
	$5,404	$4,178	$13,017

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Segment and Geographic Information (Continued)

(2)	Impairment charges and write downs included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Impairment and write down of long-lived assets:
Solid Capacitors	$2,076	$—	$—
Film and Electrolytic	8,203	—	—
	$10,279	$—	$—

(3)    (Gain) loss on sales and disposals of assets included in Operating income (loss) were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
(Gain) loss on sales and disposals of assets:
Solid Capacitors	$227	$536	$606
Film and Electrolytic	136	(270)	(1,008)
Corporate	29	109	181
	$392	$375	$(221)
_______________________________________________________________________________

	March 31,
	2017	2016
Total assets:
Solid Capacitors	$439,281	$424,659
Film and Electrolytic	204,407	234,822
Corporate	90,840	40,299
	$734,528	$699,780

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Segment and Geographic Information (Continued)

The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2017	2016	2015
United States	$198,250	$201,878	$238,840
Hong Kong	121,813	133,117	131,109
Germany	104,755	83,589	107,859
Europe (2)	64,316	57,362	58,879
China	71,223	65,043	65,289
Asia Pacific (2)	54,767	61,414	62,864
United Kingdom	33,837	28,083	32,127
Netherlands	32,478	31,218	38,853
Singapore	15,565	16,260	22,516
Italy	15,376	14,391	19,013
Hungary	18,856	17,766	22,745
Mexico	22,424	23,041	21,164
Other Countries (2)	4,131	1,661	1,934
Total Non-United States	$559,541	$532,945	$584,352
	$757,791	$734,823	$823,192
_______________________________________________________________________________

(1)
Revenues are attributed to countries or regions based on the location of the customer. Net Sales to one customer exceeded 10% of total net sales as follows: $104.4 million, $99.3 million and $124.4 million in fiscal years 2017, 2016 and 2015, respectively. Solid Capacitor net sales to one customer over 10% were $89.4 million, $85.3 million and $109.1 million in fiscal years 2017, 2016 and 2015, respectively. Film and Electrolytic net sales to one customer over 10% were $14.0 million and $15.3 million in fiscal years 2016 and 2015, respectively; no single customer exceeded 10% of total Film and Electrolytic net sales in fiscal year 2017.

(2)	No country included in this caption exceeded 3% of consolidated net sales for fiscal years 2017, 2016 and 2015.
_______________________________________________________________________________
The following geographic information includes Property, plant and equipment, net, based on physical location (amounts in thousands):

	March 31,
	2017	2016
United States	$46,387	$54,658
Mexico	55,878	61,859
Italy	36,108	44,699
China	23,780	26,705
Portugal	21,637	23,449
Macedonia	12,339	14,131
Sweden	5,851	6,876
Other (1)	7,331	9,462
Total Non-United States	$162,924	$187,181
	$209,311	$241,839

(1)	No country included in this caption exceeded 3% of consolidated Property, plant and equipment net for fiscal years 2017, 2016 and 2015.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7. Discontinued Operations
The Film and Electrolytic business group (“Film and Electrolytic”) completed the sale of its machinery division in April 2014, which resulted in a gain of $5.6 million on the sale of the business (after income tax expense) offset by a loss from machinery operations of $0.3 million during the fiscal year ended March 31, 2015 resulting in net income from discontinued operations of $5.4 million.
Net sales and net operating loss from the Company’s discontinued operation for years ended March 31, 2017, 2016 and 2015 were as follows (in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Net sales	$—	$—	$104
Operating income (loss)	—	—	(265)
Note 8: Acquisitions
IntelliData
On April 1, 2015, KEMET purchased 100% of the stock of IntelliData, Inc. “IntelliData,” a Greenwood Village, Colorado-based developer of digital solutions supporting discovery, decision support, and the sales and marketing of electronic components. IntelliData had been a key vendor of KEMET for over 15 years and had provided critical software and support to allow the Company’s sales team and customers to use real-time part number search and competitor cross references based on complex capacitor-specific specifications. The primary reason for the purchase of IntelliData was to gain more control over the direction of future iterations of the software and its functionality and to protect this critical link in the sales process from any potential unfavorable changes in IntelliData’s business model in the future. The purchase price was $6.0 million plus an additional $0.1 million per a post-acquisition amendment for a total purchase price of $6.1 million, as amended. KEMET paid $3.0 million at closing, $0.1 million on June 3, 2015, and $3.0 million on January 4, 2016 per the amended agreement. The Company recorded goodwill of $4.7 million and amortizable intangibles of $1.8 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities. Factors contributing to the purchase price, which resulted in the goodwill, include the knowledge and expertise of the trained workforce as well as various trademarks. Pro forma results are not presented as the acquisition was not material to the consolidated financial statements.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Acquisitions (Continued)

The useful life of 10 years is based on IntelliData’s history with the first major iteration of the underlying technology, including its reliability, performance, and ongoing maintenance requirements. In determining the value of the developed technology, the Company considered any remaining value of the first major iteration of the technology as well as the value of the substantial development work that had already gone into the second major iteration of the technology as of the acquisition date. The second major iteration of the technology was successfully implemented in the third quarter of fiscal year 2017.
Note 9: Impairment Charges
During fiscal year 2017 the Company incurred impairment charges of $10.3 million. During fiscal years 2016 and 2015, the Company incurred no impairment charges. The impairment charges are recorded on the Consolidated Statements of Operations line item “Write down of long-lived assets” in fiscal year 2017.
In fiscal year 2017, Film and Electrolytic incurred impairment charges totaling $8.2 million ($0.18 per basic share and $0.15 per diluted share). The impairment charges consisted of the following two actions.
On August 31, 2016, KEMET Electronics Corporation, a wholly-owned subsidiary of KEMET made the decision to shut-down operations of its wholly-owned subsidiary, KFM. Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. KFM supplied formed foil to the Company’s Film and Electrolytic Business Group, as well as to certain third party customers. The Company anticipates that Film and Electrolytic will achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. The Company recorded impairment charges related to KFM totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets. In addition, the Company has accrued severance charges and restructuring costs described in Note 3, “Restructuring Charges.”
The Company has also recorded impairment charges of $4.1 million related to a decline in real estate market conditions surrounding its vacated Sasso Marconi, Italy manufacturing facility. KEMET used a capitalization of income method to estimate fair value taking into account the surface area of the property, the lease price per unit of surface area, and a weighted average cost of capital. The measurements utilized to determine the fair value of the property represent inputs that are observable or can be corroborated by observable market data (Level 2) in accordance with the fair value hierarchy. Due to the operating loss incurred by Film and Electrolytic in the twelve-month period ending March 31, 2017, we tested its long-lived assets for impairment as of March 31, 2017 and concluded that the long-lived assets for Film and Electrolytic were not impaired.
In fiscal year 2017, Solid Capacitors incurred impairment charges totaling $2.1 million ($0.04 per basic share and $0.04 per diluted share) related to the relocation of our leased K-salt facility to our existing Matamoros, Mexico facility. In addition, the Company has accrued severance charges described in Note 3 “Restructuring Charges” and has incurred equipment relocation costs of approximately $0.6 million during fiscal year 2017 and expects to incur an additional $0.7 million through June of 2017.
Note 10: Pension and Other Post-retirement Benefit Plans
The Company sponsors nine defined benefit pension plans: six in Europe, one in Singapore and two in Mexico. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans.
In addition, the Company maintains two frozen post-retirement benefit plans: health care and life insurance benefits for certain retired United States employees who reached retirement age while working for the Company. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

A summary of the changes in benefit obligations and plan assets is as follows (amounts in thousands):

	Pension		Other Benefits
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of the year	$45,716	$49,342	$623	$846
Service cost	1,298	1,507	—	—
Interest cost	1,297	1,347	11	19
Plan participants’ contributions	—	—	592	464
Plan amendments	—	342	—	—
Actuarial (gain) loss	1,980	(4,922)	(228)	(146)
Foreign currency exchange rate change	(3,732)	221	—	—
Gross benefits paid	(1,120)	(1,425)	(612)	(560)
Curtailments and settlements	(268)	(696)	—	—
Benefit obligation at end of year	$45,171	$45,716	$386	$623
Change in Plan Assets
Fair value of plan assets at beginning of year	$10,268	$10,483	$—	$—
Actual return on plan assets	1,099	(46)	—	—
Foreign currency exchange rate changes	(1,361)	(242)	—	—
Employer contributions	1,176	1,528	20	96
Settlements	(58)	(30)	—	—
Plan participants’ contributions	—	—	592	464
Gross benefits paid	(1,120)	(1,425)	(612)	(560)
Fair value of plan assets at end of year	$10,004	$10,268	$—	$—
Funded status at end of year
Fair value of plan assets	$10,004	$10,268	$—	$—
Benefit obligations	(45,171)	(45,716)	(386)	(623)
Amount recognized at end of year	$(35,167)	$(35,448)	$(386)	$(623)
In fiscal year 2016, the Company recognized a curtailment gain of $0.7 million due to headcount reductions in Landsberg, Germany corresponding with the relocation of production to lower cost regions.
The Company expects to contribute $1.6 million to the pension plans in fiscal year 2018, which includes direct contributions to be made for funded plans and benefit payments to be made for unfunded plans.
The Company does not prefund its post-retirement health care and life insurance benefit plans. As a result, the Company is responsible annually for the payment of benefits as incurred by the plans. The Company anticipates making payments of $53 thousand during fiscal year 2018.
Amounts recognized in the Consolidated Balance Sheets consist of the following (amounts in thousands):

	Pension		Other Benefits
	2017	2016	2017	2016
Current liability	$(827)	$(833)	$(52)	$(82)
Noncurrent liability	(34,340)	(34,615)	(334)	(541)
Amount recognized, end of year	$(35,167)	$(35,448)	$(386)	$(623)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

Amounts recognized in Accumulated other comprehensive income (loss) consist of the following (amounts in thousands):

	Pension		Other Benefits
	2017	2016	2017	2016
Net actuarial loss (gain)	$16,196	$15,585	$(1,134)	$(1,114)
Prior service cost	1,500	1,582	—	—
Accumulated other comprehensive (income) loss	$17,696	$17,167	$(1,134)	$(1,114)
Although not reflected in the table above, the tax effect on the balances was $2.7 million and $2.0 million as of March 31, 2017 and 2016, respectively.
Components of benefit costs (credit) consist of the following (amounts in thousands):

	Pension			Other Benefits
	2017	2016	2015	2017	2016	2015
Net service cost	$1,298	$1,507	$1,286	$—	$—	$—
Interest cost	1,297	1,347	1,819	11	19	29
Expected return on plan assets	(346)	(433)	(499)	—	—	—
Amortization:
Actuarial (gain) loss	419	704	277	(207)	(191)	(187)
Prior service cost	82	60	17	—	—	—
Recurring activity	2,750	3,185	2,900	(196)	(172)	(158)
One time expense (income)	(11)	—	—	—	—	—
Net periodic benefit cost (credit)	$2,739	$3,185	$2,900	$(196)	$(172)	$(158)
The estimated amounts related to pensions that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2018 are actuarial losses of $362 thousand, and prior service costs of $80 thousand. The estimated amounts related to other benefits that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2018 are actuarial gains of $188 thousand.
The asset allocation for the Company’s defined benefit pension plans at March 31, 2017 and the target allocation for 2017, by asset category, are as follows:

Asset Category	Target Allocation (%)	Plan Assets at March 31, 2017 (%)
Insurance (1)	10	6
International equities	15	18
International bonds	60	63
Other	15	13
Total	100	100
_______________________________________________________________________________

(1)	Comprised of assets held by the defined benefit pension plan in Germany.
The Company’s investment strategy for its defined benefit pension plans is to maximize long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges. The plans use a number of investment approaches including insurance products, equity and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. Certain plans invest solely in insurance products. The Company continuously monitors the performance of the overall pension asset portfolio, asset allocation policies, and the performance of

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

individual pension asset managers and makes adjustments and changes, as required. The Company does not manage any assets internally, does not have any passive investments in index funds, and does not directly utilize futures, options, or other derivative instruments or hedging strategies with regard to the pension plans; however, the investment mandate of some pension asset managers allows the use of the foregoing as components of their portfolio management strategies.
The expected rate of return was determined by modeling the expected long-term rates of return for broad categories of investments held by the plan against a number of various potential economic scenarios.
Other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Pension			Other Benefits
	2017	2016	2015	2017	2016	2015
Current year actuarial (gain) loss	$1,229	$(5,125)	$12,397	$(228)	$(146)	$118
Amortization of actuarial gain (loss)	(619)	(698)	(258)	208	191	187
Current year prior service cost	—	342	1,006	—	—	—
Amortization of prior service cost	(82)	(60)	(17)	—	—	—
Total recognized in other comprehensive income	$528	$(5,541)	$13,128	$(20)	$45	$305
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3,267	$(2,356)	$16,028	$(216)	$(127)	$147
Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2018	2019	2020	2021	2022	2021- 2025
Pension benefits	$1,467	$1,562	$1,619	$1,584	$1,651	$11,090
Other benefits	53	50	47	43	39	140
Total	$1,520	$1,612	$1,666	$1,627	$1,690	$11,230

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands except percentages):

	Pension		Other Benefits
	2017	2016	2017	2016
Projected benefit obligation:
Discount rate	3.1%	3.2%	3.2%	2.8%
Rate of compensation increase	3.5%	3.4%	—%	—%
Health care cost trend on covered charges	—%	—%	7.0% decreasing to ultimate trend of 5% in 2021	7.0% decreasing to ultimate trend of 5% in 2021
Net periodic benefit cost:
Discount rate	3.1%	2.8%	2.8%	2.9%
Rate of compensation increase	3.5%	3.5%	—%	—%
Expected return on plan assets	3.2%	4.0%	—%	—%
Health care cost trend on covered charges	—%	—%	7.0% decreasing to ultimate trend of 5% in 2021	7.0% decreasing to ultimate trend of 5% in 2019
Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend:
—On total service and interest costs components			$—	$—
—On post-retirement benefits obligation			—	6
Effect of a one percentage point decrease in assumed health care cost trend:
—On total service and interest costs components			—	—
—On post-retirement benefits obligation			—	(6)
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Pension and Other Post-retirement Benefit Plans (Continued)

The following table sets forth by level, within the fair value hierarchy as described in Note 1, the pension plan’s assets, required to be carried at fair value on a recurring basis as of March 31, 2017 and March 31, 2016 (amounts in thousands):

	Fair Value March 31, 2017	Fair Value Measurement Using			Fair Value March 31, 2016	Fair Value Measurement Using
		Level 1	Level 2 (1)	Level 3 (2)		Level 1	Level 2	Level 3
Cash and cash equivalents	$86	$86	$—	$—	$129	$129	$—	$—
Equity securities:
International equities	1,760	—	1,760	—	1,567	—	1,567	—
Fixed income securities:
International bonds	6,275	—	6,275	—	6,469	—	6,469	—
Insurance contracts	580	—	—	580	611	—	—	611
Diversified growth funds	1,303	—	1,303	—	1,492	—	1,492	—
	$10,004	$86	$9,338	$580	$10,268	$129	$9,528	$611

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

The table below sets forth a summary of changes in the fair value of the defined benefit pension plan’s Level 3 assets for the fiscal years ended March 31, 2016 and March 31, 2017 (amounts in thousands):

Balance at March 31, 2015	$576
Actual return on plan assets	14
Employer contributions	189
Benefits paid	(202)
Foreign currency exchange rate change	34
Balance at March 31, 2016	$611
Actual return on plan assets	20
Employer contributions	198
Benefits paid	(211)
Foreign currency exchange rate change	(38)
Balance at March 31, 2017	$580
The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Company matches, net of gains (losses) related to the deferred compensation plan, were $176 thousand in fiscal year 2017, $5 thousand in fiscal year 2016, and $115 thousand in fiscal year 2015. Total benefits accrued under this plan were $1.8 million and $1.5 million at March 31, 2017 and March 31, 2016, respectively.
In addition, the Company has a defined contribution retirement plan (the “Savings Plan”) in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant’s compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company matches contributions to the Savings Plan up to 6% of the employee’s salary. The Company made matching contributions of $2.4 million, $2.1 million and $2.2 million in fiscal years 2017, 2016, and 2015, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Stock-Based Compensation
The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
The major components of stock-based compensation expense are as follows (amounts in thousands):

	Fiscal year ended March 31, 2017			Fiscal year ended March 31, 2016			Fiscal year ended March 31, 2015
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$21	$634	$729	$81	$617	$720	$233	$269	$1,075
Selling, general and administrative expenses	20	1,490	1,620	78	1,352	1,732	306	787	1,547
Research and development	1	26	179	4	23	167	13	3	279
	$42	$2,150	$2,528	$163	$1,992	$2,619	$552	$1,059	$2,901
Employee Stock Options
As of March 31, 2017, the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan (the “2011 Incentive Plan”), approved by the Company’s stockholders in 2014, is the only plan the Company has to issue equity based awards to executives and key employees. Upon adoption of the 2011 Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
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
Options issued under these plans vest within one to three years and expire ten years from the grant date. For the stock options granted to the Company’s Chief Executive Officer on January 27, 2010, 50% vested on June 30, 2014 and 50% vested on June 30, 2015.
If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units. The Company has no plans to purchase additional shares in conjunction with its employee stock option plans in the near future.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

Employee stock option activity for fiscal year 2017 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at March 31, 2016	1,254	$7.63
Granted	—	—
Exercised	(204)	5.55
Forfeited	—	—
Expired	(86)	16.72
Outstanding at March 31, 2017	964	7.27
Exercisable at March 31, 2017	964	$7.27
Remaining weighted average contractual life of options exercisable (years)		4.1
Remaining weighted average contractual life of options outstanding (years)		4.1

Amounts included in the following table are in thousands, except weighted average fair value and weighted average exercise price:

	Fiscal Years Ended March 31,
	2017	2016	2015
Weighted average grant-date fair value of non-vested shares	$—	$2.72	$2.73
Weighted average grant-date fair value of shares
Granted	—	—	—
Vested	2.72	2.73	3.50
Forfeited	2.72	2.81	3.25
Total estimated fair value of shares vested	223	548	1,000
Intrinsic value
Stock options exercised	890	—	—
Options outstanding	5,272
Options currently exercisable	5,272
Total unrecognized compensation cost, net of estimated forfeitures, non-vested options	—
Weighted-average period of recognition for unrecognized compensation cost (in years)	N/A
Weighted average exercise price of stock options expected to vest	N/A

All option plans provide that options to purchase shares be supported by the Company’s authorized but unissued common stock or treasury stock. All restricted stock and performance awards are also supported by the Company’s authorized but unissued common stock or treasury stock. The prices of the options granted pursuant to these plans are not less than 100% of the value of the shares on the date of the grant.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

Restricted Stock Units (“RSU’s”)
Restricted stock unit activity for fiscal year 2017 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2016	1,430	$3.51
Granted	386	4.91
Vested	(409)	3.18
Forfeited	(25)	3.39
Non-vested restricted stock at March 31, 2017	1,382	$4.00
The Company grants RSU’s to members of the Board of Directors, the Chief Executive Officer and a limited group of executives. In fiscal year 2017, RSU’s granted to the Board of Directors vest in one year and RSU’s granted to certain officers and under the key manager stock program vest over 3 years. Once vested, RSU’s are converted into restricted shares of common stock, except for RSU’s granted to members of the Board of Directors, who can elect to defer settlement of the RSU’s to a later date.  Restricted shares cannot be sold until 90 days after the Chief Executive Officer, executive, key manager, or member of the Board of Directors, as applicable, resigns from his or her position, or until the KEMET employee achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership exceeds the target. As of March 31, 2017 and 2016, unrecognized compensation costs related to the unvested restricted stock share based compensation arrangements granted were $2.7 million and $3.0 million, respectively. The expense is being recognized over the respective vesting periods.
Long-term Incentive Plans (“LTIP”)
Historically the Board of Directors of the Company has approved annual Long Term Incentive Plans which cover a two year performance period. A portion of the LTIPs awarded restricted stock units which vest over the course of three years from the anniversary of the establishment of the plan and a portion of the award is based upon the achievement of an Adjusted EBITDA range for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or restricted stock units, or a combination of both. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability (for the cash portion of the LTIP) is reflected in the line item “Accrued expenses” on the Consolidated Balance Sheets and any restricted stock commitment is reflected in the line item “Additional paid-in capital” on the Consolidated Balance Sheets.
The following is the performance-based vesting schedule of RSU under each respective LTIP, subject to the respective participant’s continued employment with KEMET (shares in thousands):

	2017/2018 (1)	2016/2017	2015/2016	2014/2015
Performance-based award vested fiscal year 2017	—	—	103	73
Potential performance-based award vesting fiscal year 2018 (2)	—	171	102	—
Potential performance-based award vesting fiscal year 2019 (2)	—	171	—	—

(1)	The performance portion of the 2017/2018 LTIP is payable in cash.

(2)	Potential performance-based award assuming the higher range is achieved.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Stock-Based Compensation (Continued)

The following is the time-based vesting schedule of RSU under each respective LTIP, subject to the respective participant’s continued employment with KEMET (shares in thousands):

	2017/2018	2016/2017	2015/2016	2014/2015
Time-based award vested fiscal year 2017	—	187	111	130
Time-based award vesting fiscal year 2018	198	186	113	—
Time-based award vesting fiscal year 2019	198	191	—	—
Time-based award vesting fiscal year 2020	204	—	—	—
In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income (loss) for fiscal years 2017, 2016 and 2015.
Note 12: Income Taxes
The components of Income (loss) from continuing operations before income taxes and equity loss from TOKIN are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Domestic (U.S.)	$653	$(38,581)	$(26,238)
Foreign (Outside U.S.)	9,983	7,364	14,112
Total	$10,636	$(31,217)	$(12,126)

The provision (benefit) for Income tax expense is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State and local	62	95	(92)
Foreign	4,247	5,416	7,403
Total current income tax expense from continuing operations	4,309	5,511	7,311
Deferred:
Federal	(6)	(647)	270
State and local	(97)	172	39
Foreign	84	970	(2,393)
Deferred tax expense (benefit) from continuing operations	(19)	495	(2,084)
Provision for income taxes	$4,290	$6,006	$5,227
The Company realized a deferred tax expense (benefit) for fiscal years ended 2017, 2016 and 2015 of $1.2 million, $1.4 million and $(2.1) million, respectively, in certain foreign jurisdictions based on changes in judgment about the realizability of deferred tax assets in future years.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

Differences between the provision for income taxes on earnings from continuing operations and the amount computed using the U.S. Federal statutory income tax rate are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Amount computed using the statutory rate of 35%	$3,722	$(10,926)	$(4,245)
Change in U.S. valuation allowance	(7,080)	4,099	(19,691)
Unremitted earnings of foreign subsidiaries	2,127	(231)	18,502
Effect of prior year adjustments (1)	1,789	(286)	5,766
Expired foreign tax credits	4,766	—	—
Effect of business combination	—	(648)	—
Taxable foreign source income	1,835	2,415	4,660
(Put)/call option valuation impact	(3,745)	7,381	—
Other non-deductible expenses	(937)	126	217
State income taxes, net of federal taxes	(35)	267	(53)
Change in foreign operations tax exposure reserves	108	998	1,119
Change in foreign tax law	144	981	—
Change in foreign operations valuation allowance (2)	983	(200)	1,378
Other effect of foreign operations	613	2,030	(2,426)
Provision for income taxes	$4,290	$6,006	$5,227

(1)	The effect of prior year adjustments is offset by a full valuation allowance resulting in no impact on the provision for income taxes.

(2)
The change in foreign operations valuation allowance excludes other comprehensive income and currency translation adjustments of $0.9 million, $0.6 million, and $(3.4) million for fiscal years ended 2017, 2016 and 2015, respectively which has no impact on the provision for income taxes.

The foreign jurisdictions having the greatest effect on the provision for income taxes are China and Mexico. The statutory tax rates for China and Mexico are 25% and 30%, respectively. The combined provision for income taxes for China and Mexico for fiscal years ended 2017, 2016 and 2015 is $3.1 million, $3.2 million, and $6.4 million, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$165,161	$173,041
Sales allowances and inventory reserves	14,910	16,918
Medical and employee benefits	16,336	11,234
Tax credits	4,954	9,840
Stock-based compensation	2,501	2,576
Other	2,357	2,988
Total deferred tax assets before valuation allowance	206,219	216,597
Less valuation allowance	(163,898)	(170,917)
Total deferred tax assets	42,321	45,680
Deferred tax liabilities:
Unremitted earnings of subsidiaries	(20,265)	(18,271)
Depreciation and differences in basis	(7,576)	(11,718)
Amortization of intangibles and debt discounts	(6,207)	(7,107)
Non-amortized intangibles	(2,549)	(2,556)
Other	(501)	(451)
Total deferred tax liabilities	(37,098)	(40,103)
Net deferred tax assets	$5,223	$5,577
The following table presents the annual activities included in the deferred tax valuation allowance (amounts in thousands):

Valuation Allowance for Deferred Tax Assets
Balance at March 31, 2014	$189,276
Charge to costs and expenses	(19,900)
Deductions	(1,782)
Balance at March 31, 2015	167,594
Charge to costs and expenses	4,072
Deductions	(749)
Balance at March 31, 2016	170,917
Charge to costs and expenses	(2,094)
Deductions	(4,925)
Balance at March 31, 2017	$163,898
In fiscal year 2017, the valuation allowance decreased $7.0 million, of which $4.8 million relates to the expiration of foreign tax credit carryovers that were held by the U.S. Group and a $1.2 million decrease related to the investment in TOKIN. In fiscal year 2016, the valuation allowance increased $3.3 million primarily due to the reversal of the deferred tax liability related to the NT Options offset by the increase in federal net operating loss carryforwards. In fiscal year 2015, the valuation allowance decreased $21.7 million primarily from the recognition of a deferred tax liability for unremitted earnings of the Company's foreign subsidiaries and other adjustments relating to prior years, and from currency translation adjustments. Deductions in fiscal years 2017, 2016 and 2015 resulted primarily from expiring net operating loss carryforwards and expiring tax credits in certain U.S. state and foreign jurisdictions.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Balance at March 31, 2016	$5,577
Deferred income taxes related to continuing operations	19
Deferred income taxes related to other comprehensive income	181
Foreign currency translation	(554)
Balance at March 31, 2017	$5,223
As of March 31, 2017 and 2016, the Company’s gross deferred tax assets are reduced by a valuation allowance of $163.9 million and $170.9 million, respectively. A valuation allowance on U.S. deferred tax assets was determined to be necessary based on the existence of significant negative evidence such as a cumulative three-year loss of the U.S. consolidated group. The amount of future income required for the Company to realize its deferred tax assets is $29.8 million.
In assessing the realizability of deferred tax assets in foreign jurisdictions, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2017. However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
As of March 31, 2017, the Company had U.S. federal net operating loss carryforwards of $399.9 million. These U.S. federal net operating losses were incurred from 2004 through 2016 and are available to offset future federal taxable income, if any, through 2036. The Company had state net operating losses of $515.8 million, of which $5.2 million will expire in one year if unused. These state net operating losses are available to offset future state taxable income, if any, through 2037. Foreign subsidiaries, primarily in Finland, Italy, Portugal and Sweden had net operating loss carryforwards totaling $48.6 million, of which $4.8 million will expire within one year if unused. The net operating losses in Portugal and Finland are available to offset future taxable income through 2027 and 2019, respectively. The net operating losses in Italy and Sweden are available indefinitely to offset future taxable income. For the U.S. federal and state jurisdictions there is a greater likelihood of not realizing the future tax benefits of these deferred tax assets, and accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. For the foreign jurisdictions with net operating loss carryforwards, a valuation allowance has been recorded where the Company does not expect to fully realize the deferred tax assets in the future.
Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”) and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. The issuance of the Platinum Warrant may have given rise to an “ownership change” for purposes of Section 382 of the Code. If such an ownership change were deemed to have occurred, the amount of our taxable income that could be offset by the Company’s net operating loss carryovers in taxable years after the ownership change would be severely limited. While the Company believes that the issuance of the Platinum Warrant did not result in an ownership change for purposes of Section 382 of the Code, there is no assurance that the Company’s view will be unchallenged. Blue Powder was acquired which has substantial federal net operating losses that will now be limited due to the ownership change which occurred.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Income Taxes (Continued)

At March 31, 2017, the U.S. consolidated group of companies had the following tax credit carryforwards available (amounts in thousands):

	Tax Credits ($)	Fiscal Year of Expiration
U.S. foreign tax credits	$407	2018
U.S. research credits	1,425	2023
Texas franchise tax credits	3,122	2026
The Company conducts business in Macedonia through a subsidiary that qualifies for a tax holiday. The tax holiday will terminate on January 1, 2023. For calendar years 2015, 2016, and 2017, the statutory rate of 10% was reduced to zero. For the fiscal year ended March 31, 2017 the Company realized no income tax benefit from the tax holiday.
At March 31, 2017, the Company makes no assertion that unremitted earnings from subsidiaries outside the United States are indefinitely reinvested. This assertion changed during fiscal year 2015 based on an analysis of cash needs in the U.S. related to a planned acquisition and current debt funding. Due to the valuation allowance in the U.S., this assertion did not result in a cash tax impact. The Company has recognized a deferred tax liability relating to its investments in subsidiaries outside the United States.
At March 31, 2017, the Company had $7.4 million of unrecognized tax benefits. A reconciliation of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Beginning of fiscal year	$7,103	$6,377	$5,691
Additions for tax positions of the current year	762	763	1,115
Reductions for tax positions of prior years	(64)	—	(56)
Lapse in statute of limitations	(411)	(10)	(203)
Settlements	—	(27)	(170)
End of fiscal year	$7,390	$7,103	$6,377
At March 31, 2017, $2.7 million of the $7.4 million of unrecognized income tax benefits would affect the Company’s effective income tax rate, if recognized. It is reasonably possible that the total unrecognized tax benefit could decrease by $2.3 million in fiscal year 2018 if the advanced pricing arrangement for one of the Company’s foreign subsidiaries is agreed to by the foreign tax authority.
The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. The U.S. Internal Revenue Service concluded its examinations of the Company’s U.S. federal tax returns for all tax years through 2003. Because of net operating losses, the Company’s U.S. federal returns for 2003 and later years will remain subject to examination until the losses are utilized. The Company is subject to income tax examinations for the years 2008 and forward in Mexico and Portugal; and 2010 and forward in China and Italy. The Company records potential interest and penalty expenses related to unrecognized income tax benefits within its global operations in income tax expense. The Company had $0.2 million and $0.4 million of accrued interest and penalties respectively at March 31, 2017 and 2016, which is included as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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

designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $49.1 million and $37.7 million in Peso contracts (notional value) outstanding at March 31, 2017 and 2016, respectively.
Certain expenditures at the Company’s Mexican facilities are paid in Japanese Yen. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than six months, to buy Japanese Yen for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were no Yen contracts outstanding at March 31, 2017 or 2016, as the Yen hedge program has ended.
Certain sales are made in Euros. In order to hedge a portion of these forecasted cash flows, management purchased foreign exchange contracts, with terms generally less than six months, to sell Euros for periods and amounts consistent with the related underlying cash flow exposures. These contracts were designated hedges at inception and monitored for effectiveness on a routine basis. There were no Euro contracts outstanding at March 31, 2017 or 2016, as the Euro hedge program has ended.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.
The Company records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis, since they are subject to master netting agreements. However, if the Company were to offset and record the asset and liability balances of its forward foreign currency exchange contracts on a gross basis, the amounts presented in the Consolidated Balance Sheets would be adjusted from the current net presentation to the gross amounts as detailed in the following table. The balance sheet classifications and fair value of derivative instruments as of March 31, 2017 and 2016 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments
	March 31, 2017			March 31, 2016
Balance Sheet Presentation	As Presented (1)	Offset	Gross	As Presented (1)	Offset	Gross
Prepaid and other current assets	$2,907	$40	$2,947	$—	$523	$523
Accrued expenses	—	(40)	(40)	(367)	(523)	(890)
	$2,907	$—	$2,907	$(367)	$—	$(367)
______________________________________________________________________________

(1)
Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.

The impact on the Consolidated Statement of Operations for the twelve month periods ended March 31, 2017 and 2016 is as follows (amounts in thousands):

Impact of Foreign Exchange Contracts on Condensed Consolidated Statement of Operations
	Twelve Month Periods Ended March 31,
Statement Caption	2017	2016
Net Sales	$—	$(789)
Operating costs and expenses:
Cost of sales	5,170	3,199
Total operating costs and expenses	5,170	3,199
Operating income (loss)	$(5,170)	$(3,988)
There was no impact on the Consolidated Statement of Operations for the twelve month period ended March 31, 2015 as the program was initiated in the fourth quarter of fiscal year 2015.

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
Note 14: Supplemental Balance Sheets and Statements of Operations Detail

	March 31,
(amounts in thousands)	2017	2016
Accounts receivable:
Trade	$112,940	$116,146
Allowance for doubtful accounts reserve	(942)	(1,002)
Ship-from-stock and debit reserve	(15,489)	(17,362)
Returns reserves	(2,913)	(3,324)
Rebates reserves	(564)	(872)
Price protection reserves	(506)	(418)
Accounts receivable, net	$92,526	$93,168
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
The following table presents the annual activities included in the allowance for these commitments (amounts in thousands):

Balance at March 31, 2014	$24,660
Cost charged to expense	91,091
Actual adjustments applied	(90,909)
Other	(195)
Balance at March 31, 2015	24,647
Cost charged to expense	95,212
Actual adjustments applied	(96,932)
Other	51
Balance at March 31, 2016	22,978
Cost charged to expense	87,317
Actual adjustments applied	(89,762)
Other	(119)
Balance at March 31, 2017	$20,414

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Supplemental Balance Sheets and Statements of Operations Detail (Continued)

	March 31,
(amounts in thousands)	2017	2016
Inventories:
Raw materials and supplies	$65,750	$80,289
Work in process	47,408	46,631
Finished goods	50,738	58,060
Inventory gross	163,896	184,980
Inventory reserves	(15,941)	(16,101)
Inventory, net	$147,955	$168,879

The following table presents the annual activities included in the inventory reserves (amounts in thousands):

Balance at March 31, 2014	$26,826
Costs charged to expense	9,291
Write-offs	(17,520)
Other	(1,098)
Balance at March 31, 2015	17,499
Costs charged to expense	5,696
Write-offs	(7,326)
Other	232
Balance at March 31, 2016	16,101
Costs charged to expense	6,163
Write-offs	(6,125)
Other	(198)
Balance at March 31, 2017	$15,941

	Useful life (years)	March 31,
(amounts in thousands, except years)		2017	2016
Property, plant and equipment:
Land and land improvements	20	$21,642	$22,380
Buildings	20 - 40	140,895	148,805
Machinery and equipment	10	783,288	793,250
Furniture and fixtures	4 - 10	68,706	69,442
Construction in progress		14,653	21,197
Other		1,403	2,103
Total property and equipment		1,030,587	1,057,177
Accumulated depreciation		(821,276)	(815,338)
Property, plant and equipment, net		$209,311	$241,839

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Supplemental Balance Sheets and Statements of Operations Detail (Continued)

	March 31,
(amounts in thousands)	2017	2016
Accrued expenses:
Salaries, wages, and related employee costs	$29,589	$20,708
Interest	15,603	15,683
Restructuring	984	946
Vacation	7,524	7,892
Other	4,052	5,091
Total accrued expenses	$57,752	$50,320

	March 31,
(amounts in thousands)	2017	2016
Other non-current obligations:
Pension plans	$34,674	$35,156
Employee separation liability	8,685	9,352
Deferred compensation	1,774	1,544
Long-term obligation on land purchase	898	1,349
Restructuring	15	30
TOKIN option valuation	9,900	20,600
Long-term service contracts	339	2,343
Other	3,846	4,518
Total other non-current obligations	$60,131	$74,892

	Fiscal Years Ended March 31,
(amounts in thousands)	2017	2016	2015
Non-operating (income) expense, net:
Net foreign exchange (gains) losses	$(3,758)	$(3,036)	$(4,249)
Insurance proceeds	(423)	—	—
Gain on early extinguishment of debt	—	—	(1,003)
Offering memorandum fees	—	—	1,142
Other	(946)	688	28
Total non-operating (income) expense, net	$(5,127)	$(2,348)	$(4,082)
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Income/Loss Per Share (Continued)

The following table presents the basic and diluted weighted-average number of shares of common stock (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2017	2016	2015
Numerator
Income (loss) from continuing operations	$47,989	$(53,629)	$(19,522)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $0, and $1,976, respectively	—	—	5,379
Net income (loss)	$47,989	$(53,629)	$(14,143)
Denominator:
Weighted-average common shares outstanding:
Basic	46,552	46,004	45,381
Assumed conversion of employee stock grants	2,235	—	—
Assumed conversion of Platinum Warrant	6,602	—	—
Weighted-average shares outstanding (diluted)	55,389	46,004	45,381
Net income (loss) per basic share:
Income (loss) from continuing operations	$1.03	$(1.17)	$(0.43)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$—	$0.12
Net income (loss)	$1.03	$(1.17)	$(0.31)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.87	$(1.17)	$(0.43)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$—	$—	$0.12
Net income (loss)	$0.87	$(1.17)	$(0.31)
Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been antidilutive, were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2017	2016	2015
Assumed conversion of employee stock grants	771	3,329	1,783
Assumed conversion of Platinum Warrant	—	4,951	6,287
Note 16: Commitments and Contingencies
The Company’s leases are primarily for distribution facilities or sales offices that expire principally between 2017 and 2023. A number of leases require the Company to pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were $6.7 million, $7.1 million and $7.6 million in fiscal years 2017, 2016, and 2015, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 16: Commitments and Contingencies (Continued)

Future minimum lease payments over the next five fiscal years and thereafter under non-cancellable operating leases at March 31, 2017, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2018	2019	2020	2021	2022	Thereafter
Minimum lease payments	$5,980	$4,236	$1,954	$862	$475	$585
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
Note 17: Quarterly Results of Operations (Unaudited)
The following table sets forth certain quarterly information for fiscal years 2017 and 2016. This information, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein (amounts in thousands except per share data):

	Fiscal Year 2017 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$184,935	$187,308	$188,029	$197,519
Operating income (loss) (1)	8,898	3,050	13,850	8,742
Net income (loss)	(12,205)	(4,998)	12,278	52,914

Net income (loss) per basic share	$(0.26)	$(0.11)	$0.26	$1.13

Net income (loss) per diluted share	$(0.26)	$(0.11)	$0.22	$0.93

	Fiscal Year 2016 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$187,590	$186,123	$177,184	$183,926
Operating income (loss) (1)	1,243	13,987	8,493	8,603
Net income (loss)	(37,050)	7,194	(8,600)	(15,173)

Net income (loss) per basic share	$(0.81)	$0.16	$(0.19)	$(0.33)

Net income (loss) per diluted share	$(0.80)	$0.14	$(0.19)	$(0.32)
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 18: Condensed Consolidating Financial Statements
As discussed in Note 2, “Debt”, the Company’s 10.5% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) and secured by a first priority lien on 51% of the capital stock of certain of the Company’s foreign restricted subsidiaries (“Non-Guarantor Subsidiaries”). The Company’s Guarantor Subsidiaries are not consistent with the Company’s business groups or geographic operations; accordingly, this basis of presentation is not intended to present the Company’s financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the Guarantor Subsidiaries of the Company’s public debt to be exempt from reporting under the Securities Exchange Act of 1934, as amended.
Condensed consolidating financial statements for the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries are presented in the following tables (amounts in thousands):

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,072	$72,705	$34,997	$—	$109,774
Accounts receivable, net	—	30,265	62,261	—	92,526
Intercompany receivable	33,613	215,183	170,837	(419,633)	—
Inventories, net	—	97,761	50,194	—	147,955
Prepaid expenses and other	3,325	14,460	13,938	(2,964)	28,759
Total current assets	39,010	430,374	332,227	(422,597)	379,014
Property and equipment, net	481	81,818	127,012	—	209,311
Investments in TOKIN	—	63,416	—	—	63,416
Investments in subsidiaries	473,147	421,577	93,359	(988,083)	—
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	24,665	5,116	—	29,781
Deferred income taxes	—	896	7,697	—	8,593
Other assets	—	3,543	576	—	4,119
Long-term intercompany receivable	63,385	38,902	1,089	(103,376)	—
Total assets	$576,023	$1,105,485	$567,076	$(1,514,056)	$734,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$2,000	$—	$2,000
Accounts payable, trade	3	34,790	34,881	—	69,674
Intercompany payable	50,051	294,940	74,642	(419,633)	—
Accrued expenses	18,822	19,552	19,378	—	57,752
Income taxes payable	—	2,997	682	(2,964)	715
Total current liabilities	68,876	352,279	131,583	(422,597)	130,141
Long-term debt, less current portion	352,472	31,881	1,858	—	386,211
Other non-current obligations	—	13,151	46,980	—	60,131
Deferred income taxes	—	2,236	1,134	—	3,370
Long-term intercompany payable	—	63,385	39,991	(103,376)	—
Stockholders’ equity	154,675	642,553	345,530	(988,083)	154,675
Total liabilities and stockholders’ equity	$576,023	$1,105,485	$567,076	$(1,514,056)	$734,528

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$640	$36,209	$28,155	$—	$65,004
Accounts receivable, net	—	41,025	52,143	—	93,168
Intercompany receivable	30,210	132,523	170,224	(332,957)	—
Inventories, net	—	113,289	55,590	—	168,879
Prepaid expenses and other	3,325	12,161	12,974	(2,964)	25,496
Total current assets	34,175	335,207	319,086	(335,921)	352,547
Property and equipment, net	255	93,936	147,648	—	241,839
Investment in TOKIN	—	20,334	—	—	20,334
Investment in subsidiaries	382,108	429,723	93,359	(905,190)	—
Goodwill	—	40,294	—	—	40,294
Intangible assets, net	—	27,252	6,049	—	33,301
Deferred income taxes	—	800	7,597	—	8,397
Other assets	—	2,452	616	—	3,068
Long-term intercompany receivable	67,500	41,428	1,088	(110,016)	—
Total assets	$484,038	$991,426	$575,443	$(1,351,127)	$699,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$—	$—	$—	$2,000
Accounts payable, trade	20	34,618	36,343	—	70,981
Intercompany payable	280	275,498	57,179	(332,957)	—
Accrued expenses	17,305	11,807	21,208	—	50,320
Income taxes payable	—	2,983	434	(2,964)	453
Total current liabilities	19,605	324,906	115,164	(335,921)	123,754
Long-term debt, less current portion	351,952	19,881	14,000	—	385,833
Other non-current obligations	—	25,797	49,095	—	74,892
Deferred income taxes	—	2,242	578	—	2,820
Long-term intercompany payable	—	67,500	42,516	(110,016)	—
Stockholders’ equity	112,481	551,100	354,090	(905,190)	112,481
Total liabilities and stockholders’ equity	$484,038	$991,426	$575,443	$(1,351,127)	$699,780

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$860,428	$711,262	$(813,899)	$757,791
Operating costs and expenses:
Cost of sales	1,607	683,103	646,401	(759,432)	571,679
Selling, general and administrative expenses	44,447	74,093	43,795	(54,467)	107,868
Research and development	323	18,073	9,233	—	27,629
Restructuring charges	—	3,901	1,503	—	5,404
Write down of long-lived assets	—	4,586	5,693	—	10,279
Net (gain) loss on sales and disposals of assets	(299)	1,405	(714)	—	392
Total operating costs and expenses	46,078	785,161	705,911	(813,899)	723,251
Operating income (loss)	(46,078)	75,267	5,351	—	34,540
Other (income) expense:
Interest income	—	3	(27)	—	(24)
Interest expense	37,606	1,587	562	—	39,755
Change in value of TOKIN options	—	(10,700)	—	—	(10,700)
Non-operating (income) expense, net	(40,487)	40,527	(5,167)	—	(5,127)
Equity in earnings of subsidiaries	(91,186)	—	—	91,186	—
Income (loss) from continuing operations before income taxes and equity income (loss) from TOKIN	47,989	43,850	9,983	(91,186)	10,636
Income tax expense (benefit)	—	(65)	4,355	—	4,290
Income (loss) from continuing operations before equity income (loss) from TOKIN	47,989	43,915	5,628	(91,186)	6,346
Equity income (loss) from TOKIN	—	41,643	—	—	41,643
Net income (loss)	$47,989	$85,558	$5,628	$(91,186)	$47,989
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2017

Other comprehensive income (loss)	$43,875	$91,453	$(6,540)	$(91,186)	$37,602

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$866,163	$703,690	$(835,030)	$734,823
Operating costs and expenses:
Cost of sales	1,194	708,143	642,362	(780,156)	571,543
Selling, general and administrative expenses	38,071	74,521	43,728	(54,874)	101,446
Research and development	79	17,313	7,563	—	24,955
Restructuring charges	—	2,564	1,614	—	4,178
Net (gain) loss on sales and disposals of assets	(7)	(484)	866	—	375
Total operating costs and expenses	39,337	802,057	696,133	(835,030)	702,497
Operating income (loss)	(39,337)	64,106	7,557	—	32,326
Other (income) expense:
Interest income	—	—	(14)	—	(14)
Interest expense	37,856	1,189	560	—	39,605
Change in value of TOKIN options	—	26,300	—	—	26,300
Non-operating (income) expense, net	(36,183)	34,188	(353)	—	(2,348)
Equity in earnings of subsidiaries	12,619	—	—	(12,619)	—
Income (loss) from continuing operations before income taxes and equity income (loss) from TOKIN	(53,629)	2,429	7,364	12,619	(31,217)
Income tax expense (benefit)	—	(269)	6,275	—	6,006
Income (loss) from continuing operations before equity income (loss) from TOKIN	(53,629)	2,698	1,089	12,619	(37,223)
Equity income (loss) from TOKIN	—	(16,406)	—	—	(16,406)
Net income (loss)	$(53,629)	$(13,708)	$1,089	$12,619	$(53,629)
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2016

Comprehensive income (loss)	$(49,918)	$(24,832)	$5,873	$12,619	$(56,258)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$195	$978,705	$773,504	$(929,212)	$823,192
Operating costs and expenses:
Cost of sales	2,468	823,429	707,493	(869,707)	663,683
Selling, general and administrative expenses	41,783	70,074	46,181	(59,505)	98,533
Research and development	436	17,588	7,778	—	25,802
Restructuring charges	—	3,310	9,707	—	13,017
Net (gain) loss on sales and disposals of assets	(10)	181	(392)	—	(221)
Total operating costs and expenses	44,677	914,582	770,767	(929,212)	800,814
Operating income (loss)	(44,482)	64,123	2,737	—	22,378
Other (income) expense:					—
Interest income	—	—	(15)	—	(15)
Interest expense	38,632	998	1,071	—	40,701
Change in value of TOKIN options	—	(2,100)	—	—	(2,100)
Other (income) expense, net	(40,903)	49,069	(12,248)	—	(4,082)
Equity in earnings of subsidiaries	(27,998)	—	—	27,998	—
Income (loss) from continuing operations before income taxes and equity income (loss) from TOKIN	(14,213)	16,156	13,929	(27,998)	(12,126)
Income tax expense (benefit)	(70)	576	4,721	—	5,227
Income (loss) from continuing operations before equity income (loss) from TOKIN	(14,143)	15,580	9,208	(27,998)	(17,353)
Equity income (loss) from TOKIN	—	(2,169)	—	—	(2,169)
Income (loss) from continuing operations	(14,143)	13,411	9,208	(27,998)	(19,522)
Income (loss) from discontinued operations	—	102	5,277	—	5,379
Net income (loss)	$(14,143)	$13,513	$14,485	$(27,998)	$(14,143)
Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2015

Comprehensive income (loss)	$(32,103)	$19,650	$(20,672)	$(27,998)	$(61,123)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$3,313	$34,778	$33,576	$—	$71,667
Investing activities:
Capital expenditures	—	(10,295)	(15,322)	—	(25,617)
Change in restricted cash	—	—	—	—	—
Proceeds from sale of assets	—	13	6	—	19
Acquisitions, net of cash received	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(10,282)	(15,316)	—	(25,598)
Financing activities:
Proceeds from revolving line of credit	—	12,000	—	—	12,000
Payments of revolving line of credit	—	—	(12,000)	—	(12,000)
Deferred acquisition payments	—	—	—	—	—
Proceeds from long-term debt	—	—	2,314	—	2,314
Payments of long-term debt	(1,870)	—	(558)	—	(2,428)
Proceeds from exercise of stock options	1,133	—	—	—	1,133
Purchase of treasury stock	(1,144)	—	—	—	(1,144)
Net cash provided by (used in) financing activities	(1,881)	12,000	(10,244)	—	(125)
Net increase (decrease) in cash and cash equivalents	1,432	36,496	8,016	—	45,944
Effect of foreign currency fluctuations on cash	—	—	(1,174)	—	(1,174)
Cash and cash equivalents at beginning of fiscal year	640	36,209	28,155	—	65,004
Cash and cash equivalents at end of fiscal year	$2,072	$72,705	$34,997	$—	$109,774

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Sources (uses) of cash and cash equivalents
Net cash provided by (used in) operating activities	$3,722	$15,107	$13,536	$—	$32,365
Investing activities:
Capital expenditures	—	(9,550)	(10,919)	—	(20,469)
Change in restricted cash	—	1,802	—	—	1,802
Proceeds from sale of assets	—	248	723	—	971
Acquisitions, net of cash received	—	(2,892)	—	—	(2,892)
Net cash provided by (used in) investing activities	—	(10,392)	(10,196)	—	(20,588)
Financing activities:
Proceeds from revolving line of credit	—	8,000	2,000	—	10,000
Payments on revolving line of credit	—	(9,600)	—	—	(9,600)
Deferred acquisition payments	(3,000)	—	—	—	(3,000)
Payments of long-term debt	—	—	(481)	—	(481)
Purchase of treasury stock	(722)	—	—	—	(722)
Net cash provided by (used in) financing activities	(3,722)	(1,600)	1,519	—	(3,803)
Net increase (decrease) in cash and cash equivalents	—	3,115	4,859	—	7,974
Effect of foreign currency fluctuations on cash	—	—	668	—	668
Cash and cash equivalents at beginning of fiscal year	640	33,094	22,628	—	56,362
Cash and cash equivalents at end of fiscal year	$640	$36,209	$28,155	$—	$65,004

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
Note 19: Subsequent Events
TOKIN
As described in Note 5, “Investment in NEC TOKIN,” since 2013, KEMET, through its wholly-owned subsidiary, KEC, has held a 34% economic interest in TOKIN, which was operated as a joint venture with NEC Corporation. Subsequent to year-end, on April 19, 2017, KEC completed its acquisition of the remaining 66% economic interest in TOKIN it did not previously own. TOKIN is a manufacturer of tantalum capacitors, electro-magnetic and access devices and is headquartered in Tokyo, Japan. TOKIN has manufacturing locations in Japan, Thailand, Taiwan, Vietnam and China. Subsequent to closing, NEC TOKIN Corporation changed its name to TOKIN Corporation and became a 100% owned indirect subsidiary of KEMET. The acquisition was made possible in part by the sale of TOKIN's electro-mechanical devices (“EMD”) business as described below.
Under the terms of the Definitive TOKIN Stock Purchase Agreement (the “TOKIN Purchase Agreement”) between KEC and NEC, dated as of February 23, 2017. KEC paid NEC JPY 16.2 billion, or approximately $148.8 million (using the April 19, 2017 exchange rate of 108.751 Japanese Yen to 1.00 U.S. Dollar), for all of the outstanding shares of TOKIN it did

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 19: Subsequent Events (Continued)

not already own. The preliminary purchase price was comprised of JPY 6.0 billion, or approximately $55.2 million (using the April 19, 2017 exchange rate of 108.751 Japanese Yen to 1.00 U.S. Dollar) plus one-half of an amount determined to be the excess net cash proceeds (“Excess Cash” as defined in the Agreement) from the sale of TOKIN’s EMD business discussed below. The Excess Cash is subject to working capital adjustments pursuant to the Master Sale Agreement.
The acquisition of TOKIN will expand KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and create an entrance into Japan for KEMET. TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio. We believe that the combination creates a leader in the combined polymer and tantalum Capacitors market. The acquisition also enhances KEMET’s product diversification with entry into EMC and sensors.
Due to the timing of the close of the TOKIN acquisition, the Company did not have sufficient time to complete the valuation of the acquired assets and assumed liabilities, and therefore, the purchase price allocation cannot be determined at this time.
Sale of EMD
On April 14, 2017, KEMET announced that TOKIN closed on the sale of its electro-mechanical devices (“EMD”) business to NTJ Holdings 1 Ltd. (“NTJ”), pursuant to a master sale and purchase agreement (the “Master Sale Agreement”). EMD manufactures signal and power relays and is primarily located in Calamba, Laguna, Philippines. The selling price was JPY 49.6 billion or approximately $442.7 million (using the April 14, 2017 exchange rate of 108.874 Japanese Yen to 1.00 U.S. Dollar) and is subject to certain working capital adjustments pursuant to the Master Sale Agreement. The Master Sale Agreement was amended on April 7, 2017 and April 14, 2017 to adjust the closing date and adjust the net proceeds by JPY 99 million.
In the first quarter of fiscal year 2018, TOKIN will recognize a gain on the sale of its EMD business. The following gain calculation is based upon preliminary estimates of the sales price (prior to working capital adjustments as outlined in the Master Sale Agreement), carrying amount of the EMD net assets, the tax impact of the transaction and transaction fees.
KEMET's proportionate share of TOKIN's gain on the sale of the EMD business is calculated as follows:

	Oku-Yen	$USD (in millions)*
Sales price	¥495.8	$443.4
Less:
Carrying amount of EMD net assets	77.1	69.0
Remove AOCI	5.2	4.6
Transaction related fees and taxes	6.8	6.1
Deferred tax asset	13.8	123.1
Gain on sale	392.9	240.6
KEMET's equity interest	34%	34%
KEMET's gain on sale (1)	¥133.6	$81.8
*Utilizing an exchange rate as of March 31, 2017 of 111.82 Japanese Yen to 1.00 U.S. Dollar.

Long-term debt
On April 28, 2017, KEMET entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, KEC (together with the Company, the “Borrowers”), Bank of America, N.A. as the Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner and various other lenders thereto from time to time. The Term Loan Credit Agreement provides for a $345 million term loan facility. In addition, the Borrowers may request incremental term loan commitments in an aggregate amount not to exceed $50 million (together with the initial $345 million term loan, the “Term Loans”). The proceeds are being used, together with cash on hand, to fund the redemption of all of KEMET’s outstanding 10.5% Senior Notes, which were also called for redemption on April 28,

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 19: Subsequent Events (Continued)

2017. The Term Loans were sold at 97 (with an original issue discount of 300 bps). At the Company’s election, the Term Loans may be made as either Base Rate Term Loans or LIBO Rate Term Loans (each as defined in the Term Loan Credit Agreement). The applicable margin for term loans is 5.0% for Base Rate Term Loans and 6.0% for LIBO Rate Term Loans. All LIBO Rate Term Loans are subject to a pre-margin floor of 1.00%. The Term Loan Credit Agreement contains customary covenants and events of default. The Company also entered into the Term Loan Security Agreement dated as of April 28, 2017 (the “Security Agreement”), among the Company, KEC and certain other subsidiaries of the Company, the other grantors party thereto, and Bank of America, N.A., as collateral agent, pursuant to which the Company’s obligations under the Term Loan Credit Agreement are secured by a pledge of 65% of the outstanding voting stock of certain first-tier subsidiaries organized in Italy, Japan, Mexico and Singapore, and a second lien pledge on the collateral securing KEMET’s revolving credit facility. The obligations of the Company under the Term Loan Credit Agreement are guaranteed by certain of its subsidiaries, including KRC Trade Corporation, KEMET Services Corporation, KEMET Blue Powder Corporation and The Forest Electric Company. The Term Loans mature April 28, 2024, and may be extended in accordance with the Term Loan Credit Agreement. The Company may prepay loans under the Term Loan Credit Agreement at any time, subject to certain notice requirements and certain prepayment premiums during the first two years. On a quarterly basis the Company must repay 1.25% of the aggregate principle amount of all initial term loans, or $4.3 million, beginning September 29, 2017.
In connection with the closing of the new Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (the “Loan Amendment”). The Loan Amendment increases the facility amount to $75 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Amendment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)

Date: June 1, 2017	By:	/s/ WILLIAM M. LOWE, JR.
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

Date: June 1, 2017	/s/ PER-OLOF LÖÖF
Per-Olof Lööf Chief Executive Officer and Director (Principal Executive Officer)

Date: June 1, 2017	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr. Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: June 1, 2017	/s/ FRANK G. BRANDENBERG
Frank G. Brandenberg Chairman and Director

Date: June 1, 2017	/s/ DR. WILFRIED BACKES
Dr. Wilfried Backes Director

Date: June 1, 2017	/s/ GURMINDER S. BEDI
Gurminder S. Bedi Director

Date: June 1, 2017	/s/ JOSEPH V. BORRUSO
Joseph V. Borruso Director

Date: June 1, 2017	/s/ JACOB KOZUBEI
Jacob Kozubei Director

Date: June 1, 2017	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II Director

Date: June 1, 2017	/s/ ROBERT G. PAUL
Robert G. Paul Director