Form 10-Q
period 2017-06-30
KEMET CORP
filed 2017-08-08
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2017 was 47,694,281.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended June 30, 2017

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2017 and March 31, 2017	3

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended June 30, 2017 and June 30, 2016	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three-Month Periods Ended June 30, 2017 and June 30, 2016	5

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended June 30, 2017 and June 30, 2016	6

Notes to the Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	43

PART II OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Mine Safety Disclosures	45

Item 5. Other Information	45

Item 6. Exhibits	46

Exhibit 2.1
Exhibit 2.2
Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$225,644	$109,774
Accounts receivable, net	137,562	92,526
Inventories, net	192,030	147,955
Prepaid expenses and other (1)	51,773	28,782
Total current assets	607,009	379,037
Property, plant and equipment, net of accumulated depreciation of $839,665 and $821,276 as of June 30, 2017 and March 31, 2017, respectively	367,461	209,311
Goodwill	40,294	40,294
Intangible assets, net	63,783	29,781
Equity method investments	12,038	63,416
Deferred income taxes (1)	10,528	8,367
Other assets	9,655	4,119
Total assets	$1,110,768	$734,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,376	$2,000
Accounts payable	135,929	69,674
Accrued expenses	88,872	57,752
Income taxes payable	531	715
Total current liabilities	245,708	130,141
Long-term debt, less current portion	314,769	386,211
Other non-current obligations	152,073	60,131
Deferred income taxes (1)	12,897	3,370
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 47,558 and 46,689 shares at June 30, 2017 and March 31, 2017, respectively	476	467
Additional paid-in capital	447,145	447,671
Retained deficit (1)	(31,248)	(251,854)
Accumulated other comprehensive income	(31,052)	(41,812)
Total stockholders’ equity	385,321	154,472
Total liabilities and stockholders’ equity	$1,110,768	$734,325
(1)March 31, 2017 adjusted due to the adoption of Accounting Standards Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,
	2017	2016
Net sales	$274,000	$184,935
Operating costs and expenses:
Cost of sales (1)	197,324	142,183
Selling, general and administrative expenses (1)	37,870	25,756
Research and development (1)	9,390	6,919
Restructuring charges	1,613	688
Net (gain) loss on sales and disposals of assets	19	91
Total operating costs and expenses	246,216	175,637
Operating income (loss)	27,784	9,298
Non-operating (income) expense:
Interest income	(66)	(3)
Interest expense	10,960	9,923
Acquisition gains	(135,588)	—
Change in value of TOKIN option	—	12,000
Other (income) expense, net (1)	6,139	(1,994)
Income (loss) before income taxes and equity income (loss)	146,339	(10,628)
Income tax expense (benefit)	1,150	1,800
Income (loss) before equity income (loss)	145,189	(12,428)
Equity income (loss) from equity method investments	75,417	223
Net income (loss)	$220,606	$(12,205)

Net income (loss) per basic share	$4.66	$(0.26)

Net income (loss) per diluted share	$3.82	$(0.26)

Weighted-average shares outstanding:
Basic	47,381	46,349
Diluted	57,731	46,349
(1)Quarter ended June 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2017	2016
Net income (loss)	$220,606	$(12,205)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	4,138	(6,386)
Defined benefit pension plans, net of tax impact	144	163
Post-retirement plan adjustments	(47)	(42)
Equity interest in TOKIN’s other comprehensive income (loss)	5,573	(5,384)
Foreign exchange contracts	952	(865)
Other comprehensive income (loss)	10,760	(12,514)
Total comprehensive income (loss)	$231,366	$(24,719)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2017	2016
Net income (loss)	$220,606	$(12,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,243	9,436
Equity (income) loss from TOKIN	(75,417)	(223)
Acquisition gains	(135,588)	—
Non-cash debt and financing costs	460	190
(Gain) loss on early extinguishment of debt	486	—
Stock-based compensation expense	1,101	1,228
Change in value of TOKIN option	—	12,000
Net (gain) loss on sales and disposals of assets	19	91
Pension and other post-retirement benefits	687	709
Change in deferred income taxes	(129)	1,294
Change in operating assets	24,879	(2,357)
Change in operating liabilities	(39,030)	(13,088)
Other	(60)	(111)
Net cash provided by (used in) operating activities	10,257	(3,036)
Investing activities:
Capital expenditures	(7,298)	(6,167)
Acquisitions, net of cash received	167,129	—
Net cash provided by (used in) investing activities	159,831	(6,167)
Financing activities:
Payments on revolving line of credit	(33,881)	—
Proceeds from issuance of debt	329,659	—
Payments on long-term obligations	(353,000)	(1,870)
Purchase of treasury stock	—	(595)
Proceeds from exercise of stock options	2,063	—
Net cash provided by (used in) financing activities	(55,159)	(2,465)
Net increase (decrease) in cash and cash equivalents	114,929	(11,668)
Effect of foreign currency fluctuations on cash	941	(398)
Cash and cash equivalents at beginning of fiscal period	109,774	65,004
Cash and cash equivalents at end of fiscal period	$225,644	$52,938

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statement Presentation
The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2017 (the “Company’s 2017 Annual Report”).
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
The Company’s significant accounting policies are presented in the Company’s 2017 Annual Report.
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
Recently Issued Accounting Pronouncements
New accounting standards adopted/issued
In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of Operating income. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented. The Company adopted this guidance in the first quarter of fiscal year 2018; the adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other. The update eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. Under the update, the goodwill impairment loss would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date of this update is for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements, however the adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations, or cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. The update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires modified retrospective transition method which is a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company adopted this guidance as of April 1, 2017 and recorded a cumulative effect adjustment to retained earnings of $203,000.
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
The effective date of this guidance is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, but not before the Company’s fiscal year that began on April 1, 2017 (the original effective date of the ASU). The Company plans to adopt the requirements of the new standard in the first quarter of fiscal year 2019.
The Company has completed the assessment phase, applied the principles of the new standard using the five step method to material customer contracts, and held discussions with key stakeholders and management. The Company is currently finalizing changes to accounting policies and internal controls over financial reporting. Key changes in the ASU that could potentially impact the Company’s revenue recognition include certain customer tooling contracts primarily within the original equipment manufacturers (“OEM”) channel and the deferral of incremental costs to fulfill a contract. The Company is currently finalizing the impact of the ASU on the consolidated results of operations, financial position, cash flows and financial statement disclosures.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and March 31, 2017 are as follows (amounts in thousands):

	Carrying Value June 30,	Fair Value June 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2 (2)	Level 3	2017	2017	Level 1	Level 2 (2)	Level 3
Assets (Liabilities):
Money markets (1)	$23,425	$23,425	$23,425	$—	$—	$2,055	$2,055	$2,055	$—	$—
Total debt	(335,145)	(333,852)	(328,569)	(5,283)	—	(388,211)	(385,251)	(353,000)	(32,251)	—
TOKIN option, net (3)	—	—	—	—	—	(9,900)	(9,900)	—	—	(9,900)
___________________

(1)	Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

(2)	The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.

(3)
See Note 7, “Investment in TOKIN,” for a description of the TOKIN option, which was canceled on April 19, 2017 pursuant to the terms of the TOKIN purchase agreement.  The value of the option depended on the enterprise value of TOKIN and its forecasted EBITDA over the duration of the option. The option was valued using option pricing methods in a Monte Carlo simulation.

The table below summarizes TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2017	$(9,900)
Option cancellation	9,900
June 30, 2017	$—

As discussed in Note 7, “Investment in TOKIN,”on April 19 2017 the TOKIN option was canceled pursuant to the terms of the TOKIN purchase agreement.

Inventories
Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	June 30, 2017	March 31, 2017
Raw materials and supplies	$82,175	$65,750
Work in process	63,143	47,408
Finished goods	61,580	50,738
	206,898	163,896
Inventory reserves	(14,868)	(15,941)
	$192,030	$147,955

Warrant
As of June 30, 2017 and March 31, 2017, 8.4 million shares were subject to the warrant (which expires June 30, 2019) held by K Equity, LLC ("K Equity").  On July 20, 2017, the Company filed a registration statement on Form S-3 (the "Form S-3") pursuant to certain rights and obligations under the Company's Restated Registration Rights Agreement with K Equity. The Form S-3 registers the offer and possible resale of up to 8,416,814 shares of our common stock by K Equity. K Financing, LLC ("K Financing") received the Platinum Warrant to purchase 26,848,484 shares of our common stock, subject to certain adjustments, in connection with the entry into the Platinum Credit Facility among us, K Financing and certain of our subsidiaries. K Financing was subsequently merged with and into K Equity. In December 2010, K Equity sold a portion of the Platinum Warrant equal to 10,893,608 shares and in May, 2011, K Equity sold a portion of the Platinum Warrant equal to 7,538,062 shares. The Platinum Warrant is currently immediately exercisable for the remaining 8,416,814 shares at an exercise price of $1.05 per share. Pursuant to its terms, the Platinum Warrant may be exercised on a net exercise basis or for cash.
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
The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters ended June 30, 2017 and 2016. The Company recognizes warranty costs when they are both probable and reasonably estimable.
Note 2. Acquisitions
Sale of Electromagnetic Business and Acquisition of Remaining Interest in TOKIN
Since February 1, 2013, KEMET, through its wholly-owned subsidiary, KEMET Electronics Corporation (“KEC”), has held a 34% economic interest in TOKIN Corporation (“TOKIN”), as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of TOKIN outstanding as of such date. TOKIN was established in Japan in 1938 and is engaged in production and distribution of tantalum capacitors, transmitting communication devices, magnetic devices, piezoelectric devices and sensors. TOKIN has six manufacturing locations throughout Asia and was previously operated as a joint venture with NEC Corporation (“NEC”).
On April 14, 2017, TOKIN closed on the sale of its electro-mechanical devices (“EMD”) business to NTJ Holdings 1 Ltd. (“NTJ”), a special purpose entity that is owned by funds managed or operated by Japan Industrial Partners, Inc. (“JIP”), pursuant to a master sale and purchase agreement (the “EMD Master Sale and Purchase Agreement”) previously entered into between TOKIN, NTJ and JIP (“Sale of EMD”). The initial selling price for EMD was JPY 48.2 billion, or approximately $431.0 million, using the March 31, 2017 exchange rate of 111.823 Japanese Yen to 1.00 U.S. Dollar, and is subject to certain working capital adjustments pursuant to the EMD Master Sale and Purchase Agreement. At the closing of the Sale of EMD, TOKIN used a portion of the sale proceeds to repay debt related to a shareholder loan from NEC. The TOKIN historical balance sheet was adjusted to reflect the removal of net assets sold and other items directly impacted by the Sale of EMD. Additionally, due to KEMET’s 34% equity interest in TOKIN held as of the closing, adjustments have been made to reflect KEMET’s accounting for the Sale of EMD in accordance with the equity method of accounting.
On April 19, 2017, pursuant to a definitive TOKIN stock purchase agreement (the “TOKIN Purchase Agreement”) dated February 23, 2017 between KEC and NEC, KEC completed its acquisition, subject to final purchase price adjustment, of the remaining 66% economic interest in TOKIN, and as a result TOKIN is now a 100% owned indirect subsidiary of KEMET (the “TOKIN Acquisition”). Under the terms of the TOKIN Purchase Agreement, KEC paid NEC JPY 16.2 billion, or approximately $148.6 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar), for all of the outstanding shares of TOKIN it did not already own. The preliminary purchase price was comprised of JPY 6 billion, or approximately $55.0 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar) plus JPY 10.2 billion, or approximately $93.6 million, which represented one-half of the estimated excess net cash proceeds (“Excess Cash”) from the sale of TOKIN’s EMD business. The Excess Cash is subject to working capital adjustments pursuant to the EMD Master Sale and Purchase Agreement.
The Company believes the acquisition of TOKIN will expand KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and create an entrance into Japan for KEMET. The Company believes TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio. KEMET believes the combination creates a leader in the combined polymer and tantalum capacitors market. The acquisition also enhances KEMET’s product diversification with entry into Electro-Magnetic Compatible ("EMC") and sensors. With the increased scale, the Company anticipates optimizing costs through competitive raw materials sourcing and maximizing operating efficiencies. The acquisition is also expected to be accretive to earnings with improvement in Adjusted EBITDA and cash flow. Effective for the quarter ended June 30, 2017, TOKIN’s tantalum capacitor business will be included within KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business will form a new reportable segment for KEMET, Electro-magnetic, Sensors & Actuators (“MSA”).

The following table shows the preliminary components of the acquisition price; the excess cash value may change upon finalization of working capital adjustments for the Sale of EMD (amounts in thousands):

Upfront cash consideration (1)	$148,614
Acquisition payable (2)	5,088
Indemnity asset (3)	8,500
Less: Put option (4)	(9,900)
Net consideration transferred	$152,302

(1)	The upfront cash payment comprises JPY 6.0 billion plus one half of Excess Cash in an amount of approximately JPY 10.2 billion, approximately $55.0 million and $93.6 million, respectively.

(2)	Current estimate of the additional amount due to NEC Corporation upon the settlement of the adjusted purchase price for the EMD sale.

(3)
Pursuant to the Stock Purchase Agreement (defined in Note 14, “Concentrations of Risks,”) between KEMET and NEC, NEC was required to indemnify TOKIN and/or KEC for any breaches by TOKIN or NEC of certain representations, warranties and covenants in the Stock Purchase Agreement. NEC’s aggregate liability for indemnification claims was limited to $25.0 million. Prior to the acquisition, KEMET's equity method investment balance included an $8.5 million indemnification asset pursuant to this indemnification arrangement. In connection with the TOKIN Acquisition, NEC was released from its indemnification obligations to KEMET without an exchange of consideration; as such, this amount of released obligation is included as purchase consideration by KEMET.

(4)
Pursuant to the option agreement, dated as of March 12, 2012, by and among NEC and KEMET (the “Option Agreement”), from April 1, 2015 through May 31, 2018, NEC had the right to require KEC to purchase all outstanding capital stock of TOKIN (the “Put Option”). The fair value of the Put Option of $9.9 million was reflected as a liability on KEMET’s balance sheet prior to KEMET’s acquisition of the remaining 66% economic interest in TOKIN. The Put Option was canceled, pursuant to the terms of the TOKIN Purchase Agreement with no exchange of consideration between NEC and KEMET. Accordingly, the fair value of the Put Option reduces the amount of consideration paid to acquire NEC’s equity in TOKIN.

In accordance with ASC 805, KEMET’s previously held 34% equity interest in TOKIN and the assets acquired and the liabilities assumed have been measured at their fair values based on various preliminary estimates. The preliminary acquisition-date fair value of KEMET’s previously held 34% equity interest in TOKIN is approximately $207.8 million.

The following table presents the preliminary allocations of the aggregate purchase price based on the estimated fair values of the assets and liabilities (amounts in thousands):

Fair Value
Cash	$315,743
Accounts Receivable	79,295
Inventory	35,310
Other current assets	20,899
Property, Plant and equipment	159,597
Intangible assets (1)	35,452
Equity method investments	12,795
Other assets	8,533
Current portion of long term debt	(3,225)
Accounts payable	(81,642)
Accrued expenses	(46,276)
Other non-current obligations	(103,486)
Deferred income taxes	(9,713)
Total net assets acquired	$423,282

(1)
Comprised of trade name for $8.1 million and products and relationships of $25.2 million. TOKIN’s technology, products, and relationships were valued as a grouped, composite intangible asset due to the Company’s products being dependent on the existing technology, which enabled a product portfolio that customers found appealing in selecting and designing electronic components for purchase. The trade names were valued based on the relief from royalty method and and have indefinite remaining useful lives. The products and relationships were valued on the excess earnings method and are amortized over 10 years.

Additionally, there were $0.4 million of acquisition-related costs, which were all recognized as an expense in the line item “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations
The above allocation of purchase price has been prepared based on preliminary estimates, the final amounts recorded may differ materially from the information presented herein. These estimates are subject to change pending further review of the acquired business. The following components of the initial valuation are still preliminary: deferred income taxes, accounts receivable reserves, inventory obsolescence, equity method investments, products and relationships, property plant and equipment for some locations and management continues to reassess the bargain gain in accordance with ASC 805. A change in the fair value of assets acquired or liabilities assumed in the merger from those preliminary valuations presented above would result in a corresponding change in the amount of bargain purchase gain, that resulted from the merger in a business combination when the fair value of net assets acquired exceeds the sum of consideration transferred and the fair value of the acquirer’s previously held interest in the acquiree. The gain is recognized immediately in earnings in accordance with U.S. GAAP. The following table reflects the preliminary bargain purchase gain resulting from the TOKIN Acquisition (amounts in thousands):

Net consideration transferred	$152,302
Preliminary fair value of KEMET’s previously held equity interest in TOKIN	207,823
Less: Preliminary fair value of net assets acquired	(423,282)
Bargain purchase gain	$(63,157)
The gain is included in the line item “Acquisition gains” in the 2017 Condensed Consolidated Statements of Operations.
Pro Forma Results
The following table summarizes, on a pro forma basis, the combined results of operations of the Company and TOKIN as though the acquisition and the sale of EMD had occurred as of April 1, 2016. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of April 1, 2016, or of future consolidated operating results (amounts in thousands, except per share data):

	Quarters Ended June 30,
	2017(1)	2016(2)
Pro forma revenues	291,474	257,509
Pro forma net income (loss) from continuing operations available to common stockholders	14,231	253,609
Pro forma earnings per common share - basic	0.30	5.47
Pro forma earnings per common share - diluted	0.25	4.87
Pro forma common shares - basic	47,381	46,349
Pro forma common shares - diluted	57,731	52,097

(1)
The net income for the quarter ended June 30, 2017 excludes the following: 34% of the preliminary gain on sale of the EMD business of $75.2 million, the preliminary gain related to the fair value of KEMET’s previous 34% interest in TOKIN of $72.4 million, and the preliminary bargain gain on the acquisition of TOKIN of $63.2 million.

(2)
The net income for the quarter ended June 30, 2016 includes the following: 34% of the preliminary gain on sale of the EMD business of $123.1 million (which includes the release of a valuation allowance that was recorded in the fourth quarter of fiscal year 2017 and the use of the deferred tax asset which was recorded in the first quarter of fiscal year 2018), the preliminary gain related to the fair value of KEMET’s previous 34% interest in TOKIN of $72.4 million, and the preliminary bargain gain on the acquisition of TOKIN of $61.3 million.

Note 3. Debt
A summary of debt is as follows (amounts in thousands):

	June 30, 2017	March 31, 2017
Term Loan Credit Agreement (1)	$330,005	$—
10.5% Senior Notes, net (2)	—	352,472
Revolving line of credit	—	33,881
Other (3)	5,140	1,858
Total debt	335,145	388,211
Current maturities	(20,376)	(2,000)
Total long-term debt	$314,769	$386,211

(1)
As noted in Note 1, “Basis of Financial Statements Presentation,” ASU No. 2015-03, Interest - Imputation of Interest, was adopted as of April 1, 2016. As such, debt issuance cost, if any, is included within the respective debt balance. Amounts shown are net of discount and debt issuance costs of $15.0 million and zero as of June 30, 2017 and March 31, 2017, respectively which reduce the Term Loan Credit Agreement (as defined herein) balance.

(2)	Amounts shown are net of premium and debt issuance costs of zero and $0.5 million as of June 30, 2017 and March 31, 2017, respectively which reduce the 10.5% Senior Notes balance.

(3)	The amount shown is net of discount of $0.5 million as of both June 30, 2017 and March 31, 2017.

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2017 and 2016, consists of the following (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Contractual interest expense	$10,425	$9,710
Capitalized interest	(8)	(52)
Amortization of debt issuance costs	167	348
Amortization of debt (premium) discount	266	(199)
Imputed interest on acquisition-related obligations	27	41
Interest expense on capital lease	83	75
Total interest expense	$10,960	$9,923
10.5% Senior Notes
On April 28, 2017, the Company repurchased and retired the full outstanding balance of $353.0 million of its 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”). The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of zero and $15.4 million as of June 30, 2017 and March 31, 2017, respectively.
Term Loan Credit Agreement
On April 28, 2017, KEMET entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, KEC (together with the Company, the “Borrowers”), Bank of America, N.A. as the Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner and various other lenders thereto from time to time.
The Term Loan Credit Agreement provides for a $345 million term loan facility. In addition, the Borrowers may request incremental term loan commitments in an aggregate amount not to exceed $50 million (together with the initial $345 million term loan, the “Term Loans”). The proceeds were used, together with cash on hand, to fund the redemption of all of KEMET’s outstanding 10.5% Senior Notes, which were also called for redemption on April 28, 2017. The Term Loans were made with an original issue discount of 300 basis points. At the Company’s election, the Term Loans may be made as either Base Rate Term Loans or LIBO Rate Term Loans (each as defined in the Term Loan Credit Agreement). The applicable margin for term loans is 5.0% for Base Rate Term Loans and 6.0% for LIBO Rate Term Loans. All LIBO Rate Term Loans are subject to a pre-margin floor of 1.00%. The Term Loan Credit Agreement contains customary covenants and events of default.
The Company also entered into the Term Loan Security Agreement dated as of April 28, 2017 (the “Security Agreement”), by and among the Company, KEC and certain other subsidiaries of the Company and Bank of America, N.A., as collateral agent, pursuant to which the Company’s obligations under the Term Loan Credit Agreement are secured by a pledge of 65% of the outstanding voting stock of certain first-tier subsidiaries organized in Italy, Japan, Mexico and Singapore, and a second lien pledge on the collateral securing KEMET’s revolving credit facility. The obligations of the Company under the Term Loan Credit Agreement are guaranteed by certain of its subsidiaries, including KRC Trade Corporation, KEMET Services Corporation, KEMET Blue Powder Corporation and The Forest Electric Company. The Term Loans mature April 28, 2024, and may be extended in accordance with the Term Loan Credit Agreement. The Company may prepay loans under the Term Loan Credit Agreement at any time, subject to certain notice requirements and certain prepayment premiums during the first two years. On a quarterly basis the Company must repay 1.25% of the aggregate principal amount of the initial $345 million term loan, or $4.3 million, beginning September 29, 2017.
The Company had interest payable related to the Term Loan Security Agreement included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $4.1 million and zero as of June 30, 2017 and March 31, 2017, respectively.
Revolving Line of Credit
In connection with the closing of the new Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (the “Loan Amendment”). The Loan Amendment increases the facility amount to $75.0 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Amendment.

As of June 30, 2017, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Loan and Security Agreement was $68.3 million.
Other Debt
In January 2017, KEMET’s wholly-owned subsidiary, KEMET Electronics Portugal, S.A., received an interest free loan from the Portuguese Government in the amount of EUR 2.2 million (or $2.5 million) to be used for fixed asset purchases. The loan has a total term of eight years ending February 1, 2025. The loan will be repaid through semi-annual payments in the amount of EUR 185 thousand (or $211 thousand) beginning on August 1, 2019. Since the debt is non-interest bearing, we have created a debt discount in the amount of EUR 0.5 million (or $0.6 million) with an offsetting reduction to fixed assets. This discount will be amortized over the life of the loan through interest expense. If certain conditions are met such as increased headcount, increased revenue and increased gross value added, a portion of the loan could be forgiven during fiscal year 2020.
In September 2016, TOKIN received a short term borrowing pursuant to an overdraft agreement with the 77 Bank of Miyagi, Japan, in the amount of 350 million yen (or $3.1 million), at an interest rate of 0.53% (JBA TIBOR + 40 basis points). The loan is due September 2017, and the loan agreement automatically renews if both parties choose not to terminate or modify it.
Note 4. Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	June 30, 2017		March 31, 2017
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$15,068	$—	$7,207	$—
Amortizing Intangibles:
Purchased technology, customer relationships and patents (2 - 21 years)	68,681	19,966	39,527	16,953
	$83,749	$19,966	$46,734	$16,953
For the quarters ended June 30, 2017 and March 31, 2017 amortization related to intangibles was $0.9 million and $0.5 million, respectively. The weighted-average useful life of amortized intangibles was 14.0 years and 16.6 years in the quarters ended June 30, 2017 and March 31, 2017, respectively. The weighted-average period prior to the next renewal for patents was 0.25 years years and 0.5 years in the quarters ended June 30, 2017 and March 31, 2017, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $3.5 million and, thereafter, amortization will total $31.3 million.
The changes in the carrying amount of goodwill for the three-month period ended June 30, 2017 are as follows (amounts in thousands):

	Corporate	Solid Capacitors	Film and Electrolytic
Gross balance as of March 31, 2017
Goodwill	$4,710	$35,584	$1,092
Accumulated impairment losses	—	—	(1,092)
Net balance as of March 31, 2017	$4,710	$35,584	$—

Goodwill acquired during the year	$—	$—	$—
Impairment charges	$—	$—	$—

Gross balance as of June 30, 2017
Goodwill	$4,710	$35,584	$1,092
Accumulated impairment losses	—	—	(1,092)
Net balance as of June 30, 2017	$4,710	$35,584	$—

The Company’s goodwill balance was $40.3 million at June 30, 2017 and March 31, 2017. There was no goodwill related to the MSA segment.
Note 5. Restructuring Charges
KEMET’s restructuring plans are focused on making the Company more competitive by reducing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company.
A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended June 30, 2017 and 2016, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Personnel reduction costs	$238	$647
Relocation and exit costs	1,375	41
Restructuring charges	$1,613	$688
Quarter Ended June 30, 2017
The Company incurred $1.6 million in restructuring charges in the quarter ended June 30, 2017 including $0.2 million in personnel reduction costs and $1.4 million in manufacturing relocation and exit costs.
The personnel reduction costs of $0.2 million are due to U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office.
The manufacturing relocation and exit costs of $1.4 million primarily consist of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office, $0.2 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.2 million in exit costs related to the shut-down of operations for KEMET Foil Manufacturing, LLC (“KFM”) in Knoxville, Tennessee, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Quarter Ended June 30, 2016
The Company incurred $0.7 million in restructuring charges in the quarter ended June 30, 2016 including $0.6 million in personnel reduction costs and $41 thousand in manufacturing relocation and exit costs.
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
The manufacturing relocation and exit costs of $41 thousand consist of transfers of Film and Electrolytic production lines to lower cost regions.
Reconciliation of Restructuring Liability
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters ended June 30, 2017 and 2016 is as follows (amounts in thousands):

	Quarter Ended June 30, 2017		Quarter Ended June 30, 2016
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$999	$406	$976	$—
TOKIN opening balance	$—	314	—	—
Costs charged to expense	238	1,375	647	41
Costs paid or settled	(457)	(1,781)	(523)	(41)
Change in foreign exchange	18	—	(21)	—
End of period	$798	$314	$1,079	$—

Note 6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters ended June 30, 2017 and 2016 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(25,556)	$1,134	$(14,998)	$(5,299)	$2,907	$(41,812)
Other comprehensive income (loss) before reclassifications	4,138	—	—	5,573	(107)	9,604
Amounts reclassified out of AOCI	—	(47)	144	—	1,059	1,156
Other comprehensive income (loss)	4,138	(47)	144	5,573	952	10,760
Balance at June 30, 2017	$(21,418)	$1,087	$(14,854)	$274	$3,859	$(31,052)

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(10,272)	$1,114	$(15,161)	$(6,739)	$(367)	$(31,425)
Other comprehensive income (loss) before reclassifications	(6,386)	—	—	(5,384)	(2,618)	(14,388)
Amounts reclassified out of AOCI	—	(42)	163	—	1,753	1,874
Other comprehensive income (loss)	(6,386)	(42)	163	(5,384)	(865)	(12,514)
Balance at June 30, 2016	$(16,658)	$1,072	$(14,998)	$(12,123)	$(1,232)	$(43,939)

(1)
Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter ended June 30, 2017 and 2016.

(2)	Ending balance is net of tax of $2.7 million and $2.0 million as of June 30, 2017 and June 30, 2016, respectively.
Note 7. Investment in TOKIN
Under the Option Agreement between KEC and NEC, from April 1, 2015 through May 31, 2018, NEC could have required KEC to purchase all outstanding capital stock of TOKIN from its stockholders, primarily NEC (the “Put Option”), provided that KEC’s payment of the Put Option price was permitted under the 10.5% Senior Notes and Loan and Security Agreement. On April 19, 2017, the Company acquired the remaining 66% economic interest in TOKIN and TOKIN became a 100% owned subsidiary of KEMET. See Note 2, “Acquisitions”, for additional information. Pursuant to the TOKIN Purchase Agreement, the Put Option was canceled. The line item “Other non-current obligations” on the Condensed Consolidated Balance Sheets included $9.9 million as of March 31, 2017 related to the fair value of the Put Option.

Summarized financial information for TOKIN follows (amounts in thousands):

	19 Day Period Ended April 19,	Quarters Ended June 30,
	2017	2016
Sales	$23,649	$120,510
Gross profit	6,647	26,546
Net income (loss) (1)	247,786	2,350

(1)	The significant change between the periods was due to the gain from the Sale of EMD that occurred on April 14, 2017; see the discussion in Note 2, “Acquisitions” for more information.
A reconciliation between TOKIN’s net income (loss) and KEC’s equity investment income (loss) follows (amounts in thousands):

	19 Day Period Ended April 19,	Quarters Ended June 30,
	2017	2016
TOKIN net income (loss)	$247,786	$2,350
KEC’s economic interest %	34%	34%
Equity income (loss) from TOKIN before adjustments	84,247	799

Adjustments:
Amortization and depreciation	(113)	(544)
Removal of EMD memo accounts	(8,981)	—
Inventory profit elimination	24	(32)
Equity income (loss) from TOKIN	$75,177	$223
Acquired equity method investment income (loss)	$240	$—
Equity income (loss) from equity method investments	$75,417	$223
Summarized transactions between KEC and TOKIN are as follows (amounts in thousands):

	19 Day Period Ended April 19,	Quarters Ended June 30,
	2017	2016
KEC’s sales to TOKIN	$727	$3,147
TOKIN’s sales to KEMET	356	1,872
Note 8. Segment and Geographic Information
The Company is organized into three segments: Solid Capacitors, Film and Electrolytic and Electro-magnetic, Sensors & Actuators (“MSA”).  In prior periods we reported two reportable segments, Solid Capacitors, Film and Electrolytic. However, effective for the quarter ended June 30, 2017 and in connection with the TOKIN acquisition, TOKIN’s tantalum capacitor business will be included within KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business will form a new reportable segment for KEMET, MSA.
The segments are responsible for their respective manufacturing sites as well as their respective research and development efforts. The Company does not allocate indirect selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the segments.
Solid Capacitors
Operating in ten manufacturing sites in the United States, Mexico and Asia, and innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum, aluminum polymer, and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.

Film and Electrolytic
Operating in nine manufacturing sites throughout Europe and Asia, Film and Electrolytic primarily produces film, paper, and electrolytic capacitors which are sold globally. In addition, this segment has product innovation centers in Portugal, Italy and Sweden.
MSA
Operating in four manufacturing sites throughout Asia, MSA primarily produces electro magnet compatibilities related materials and components, Piezo materials and actuators and various type of sensors which are sold globally. In addition, this segment has product innovation centers in Sendai, Japan.
The following table reflects each segment’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters ended June 30, 2017 and 2016 (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Net sales:
Solid Capacitors	$182,119	$141,944
Film and Electrolytic	48,010	42,991
MSA	43,871	—
	$274,000	$184,935
Operating income (loss) (1):
Solid Capacitors	$54,892	$35,267
Film and Electrolytic	2,440	(1,413)
MSA	8,055	—
Corporate	(37,603)	(24,556)
	$27,784	$9,298
Depreciation and amortization expense:
Solid Capacitors	$7,051	$5,418
Film and Electrolytic	2,556	2,715
MSA	714	—
Corporate	1,922	1,303
	$12,243	$9,436

__________________

(1)	Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Restructuring charges:
Solid Capacitors	$304	$136
Film and Electrolytic	161	549
MSA	—	—
Corporate	1,148	3
	$1,613	$688

	Quarters Ended June 30,
	2017	2016
Sales by region:
North and South America (“Americas”)	$64,663	$55,101
Europe, Middle East, Africa (“EMEA”)	66,548	60,486
Japan and Korea (“JPKO”)	35,500	—
Asia and Pacific Rim (“APAC”)	107,289	69,348
	$274,000	$184,935
Note 9.  Defined Benefit Pension and Other Postretirement Benefit Plans
The Company sponsors six defined benefit pension plans in Europe, one plan in Singapore, two plans in Mexico, and one plan in Japan.  In addition, the Company maintains two frozen post-retirement benefit plans in the United States: health care and life insurance benefits for certain retired United States employees who reached retirement age while working for the Company. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory. Finally, the Company sponsors one other post-retirement benefit plan in Japan.  Costs recognized for benefit plans are recorded using estimated amounts which may change as actual costs for the fiscal year are determined.
The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2017 and 2016 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended June 30,		Quarters Ended June 30,
	2017	2016	2017	2016
Net service cost (1)	$1,321	$347	$—	$—
Interest cost	426	358	3	4
Expected return on net assets	(505)	(94)	—	—
Amortization:
Actuarial (gain) loss	90	115	(47)	(42)
Prior service cost	20	21	—	—
Total net periodic benefit (income) costs	$1,352	$747	$(44)	$(38)

(1)	The table reflects changes required by ASU No. 2017-07, as described in Note 1, “Basis of Financial Statement Presentation.”
In fiscal year 2018, the Company expects to contribute up to $3.3 million to the pension plans, $0.2 million of which has been contributed as of June 30, 2017.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.
Note 10. Stock-based Compensation
As of June 30, 2017, the KEMET Corporation Omnibus Incentive Plan (the “2011 Incentive Plan”), which amended and restated the KEMET Corporation 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on August 2, 2017, is the only plan the Company has to issue equity based awards to executives and key employees. The Incentive Plan is an amendment and restatement of the 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan. Upon adoption of the Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
The Incentive Plan authorized the grant of up to 12.2 million shares of the Company’s Common Stock, comprised of 11.4 million shares under the Incentive Plan and 0.8 million shares remaining from the Prior Plans and authorizes the Company to provide equity-based compensation in the form of:

•	stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code;

•	stock appreciation rights;

•	restricted stock and restricted stock units (“RSUs”);

•	other share-based awards; and,

•	performance awards.
Except as described below, options issued under these plans vest within two to three years and expire ten years from the grant date. Restricted stock and RSUs issued under these plans vest over three to four years, except for RSUs granted to members of the Board of Directors, which vest within one year, and performance-based RSUs, which vest over a one-year period following achievement of two-year performance targets. The Company grants RSUs to members of the Board of Directors, the Chief Executive Officer and key management. Once vested and settled, RSUs are converted into restricted stock. For members of the Board of Directors and senior personnel, such restricted stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.
Historically, the Board of Directors of the Company has approved annual Long Term Incentive Plans (“LTIP”) which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA range for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or RSUs, or a combination of both as determined by the Company’s Board of Directors. The 2015/2016 LTIP, 2016/2017 LTIP, 2017/2018 LTIP, and 2018/2019 LTIP also awarded RSUs which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and any restricted stock unit commitment is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.
On May 18, 2017, the Company granted RSUs under the 2018/2019 LTIP with a grant date fair value of $13.41 that vests as follows (amounts in thousands):

Shares
May 18, 2018	65
May 18, 2019	65
May 18, 2020	67
Total shares granted	197
The following is the vesting schedule of RSUs under each respective LTIP, which vested during the three-month period ended June 30, 2017 (shares in thousands):

	2017/2018	2016/2017	2015/2016
Time-based award vested	198	176	113
Performance-based award vested	—	173	102
Restricted stock activity, excluding the LTIP activity discussed above, for the three-month period ended June 30, 2017 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2017	1,382	$4.00
Granted	—	—
Vested	(50)	9.09
Forfeited	(21)	4.11
Non-vested restricted stock at June 30, 2017	1,311	$3.81

The compensation expense associated with stock-based compensation for the quarters ended June 30, 2017 and 2016 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended June 30, 2017			Quarter Ended June 30, 2016
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$164	$146	$9	$192	$183
Selling, general and administrative expenses	—	357	388	10	347	428
Research and development	—	9	37	—	5	54
Total	$—	$530	$571	$19	$544	$665

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters ended June 30, 2017, and 2016. 361,000 stock options were exercised in the three-month periods ended June 30, 2017 and no stock options were exercised in the three-month periods ended June 30, 2016.
Note 11. Income Taxes
During the quarter ended June 30, 2017, the Company recognized $1.2 million of income tax expense, comprised of $1.1 million of income tax expense related to foreign operations and $0.1 million of state income tax expense.
During the quarter ended June 30, 2016, the Company recognized $1.8 million of income tax expense from continuing operations, comprised of $1.8 million of income tax related to foreign operations.
There was no U.S. federal income tax benefit from net operating losses for the quarter ended June 30, 2017 and 2016 due to a valuation allowance recorded on deferred tax assets.
Note 12. Basic and Diluted Net Income (Loss) Per Common Share
The following table presents basic earnings per share (“EPS”) and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended June 30,
	2017	2016
Numerator:
Net income (loss)	$220,606	$(12,205)
Denominator:
Weighted-average shares outstanding:
Basic	47,381	46,349
Assumed conversion of employee stock grants	2,631	—
Assumed conversion of warrants	7,719	—
Diluted	57,731	46,349

Net income (loss) per basic share	$4.66	$(0.26)

Net income (loss) per diluted share	$3.82	$(0.26)

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Assumed conversion of employee stock grants	133	2,330
Assumed conversion of warrants	—	4,853

Note 13: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican Pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican Pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $42.7 million and $49.1 million in Peso contracts (notional value) outstanding at June 30, 2017 and March 31, 2017, respectively.
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
The balance sheet classifications and fair value of derivative instruments as of June 30, 2017 and March 31, 2017 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments (1)
	June 30, 2017			March 31, 2017
Balance Sheet Presentation	As Presented (1)	Offset	Gross	As Presented (1)	Offset	Gross
Prepaid and other current assets	$3,859	$—	$3,859	$2,907	$40	$2,947
Accrued expenses	—	—	—	—	(40)	(40)
	$3,859	$—	$3,859	$2,907	$—	$2,907
______________________________________________________________________________

(1)
Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.

The impact on the Consolidated Statement of Operations for the quarters ended June 30, 2017 are as follows (amounts in thousands):

Impact of Foreign Exchange Contracts on Condensed Consolidated Statement of Operations
Statement Caption	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016
Net Sales	$—	$—
Operating costs and expenses:
Cost of sales	(1,059)	(1,753)
Total operating costs and expenses	(1,059)	(1,753)
Operating income (loss)	$(1,059)	$(1,753)
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

Note 14. Concentrations of Risks
The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters ended June 30, 2017 and 2016.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of June 30, 2017 and March 31, 2017.
Electronics distributors are an important distribution channel in the electronics industry and accounted for 42% and 46% of the Company’s net sales in the three-month periods ended June 30, 2017 and 2016, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.
In July 2013, TOKIN was named as one of eight defendants in two purported U.S. class action antitrust lawsuits (In Re: Lithium Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California) regarding the sale of lithium ion batteries brought on behalf of direct product purchasers and indirect product purchasers. On April 12, 2017, motions to approve class certification on behalf of the direct product purchasers and indirect product purchasers plaintiffs were denied by the Court; plaintiffs were given leave to amend. Discovery in the actions is scheduled to be completed by December 29, 2017, and summary judgment motions are due by January 16, 2018. All of the other defendants have settled with the direct product purchasers plaintiffs, and four of the defendants have settled with the indirect product purchasers plaintiffs.
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
On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1,218.2 million New Taiwan dollars (“NTD”) (approximately U.S. $40.0 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has reduced the fine to NTD609.1 million (approximately U.S. $20.0 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine.
On March 29, 2016, the Japan Fair Trade Commission published an order by which TOKIN was fined ¥127.2 million (approximately U.S. $1.1 million) for violation of the Japanese Antimonopoly Act. Payment of the fine was made on October 31, 2016.
On July 27, 2016, Brazil’s Administrative Council for Economic Defense approved a cease and desist agreement with TOKIN in which TOKIN made a financial contribution of Brazilian Real 0.6 million (approximately U.S. $0.2 million) to Brazil’s Fund for Defense of Diffuse Rights.
On May 2, 2016, TOKIN reached a preliminary settlement, followed by definitive settlement agreements on July 15, 2016 which are subject to court approval, in two antitrust suits filed with the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Class Action Suits”), which was approved by the court on April 6, 2017 (for the purported direct purchaser plaintiffs), or is subject to court approval (for the purported indirect purchaser plantiffs). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Class Action Suits, TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Each of the respective class payments is payable in five installments, the first of which became due on July 29, 2016, the next three of which are due each year thereafter on the anniversary of the initial payment, and the final payment is due by December 31, 2019. TOKIN has paid the initial installment payments into the two plaintiff classes’ respective escrow accounts.
Pursuant to the Stock Purchase Agreement, NEC was required to indemnify TOKIN and/or KEC for any breaches by TOKIN or NEC of certain representations, warranties and covenants in the Stock Purchase Agreement. NEC’s aggregate liability for indemnification claims was limited to $25.0 million. Accordingly, KEMET, under equity method accounting, established an indemnity asset in the amount of $8.5 million (based upon its 34% economic interest in TOKIN). Under the

TOKIN Purchase Agreement for acquisition of the remaining 66% of TOKIN this indemnity was released, and as of April 19, 2017, the indemnity asset was removed.
The remaining governmental investigations are continuing at various stages. As of June 30, 2017, TOKIN’s accrual for antitrust and civil litigation claims totaled $73.5 million which is stated in the following line items, “Account payable” ($7.3 million), “Accrued expenses” ($29.9 million) and “Other non-current obligations” ($36.3 million) on the Condensed Consolidated Balance Sheets. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued. Additionally, under the terms of the TOKIN Purchase Agreement, TOKIN will be responsible for defending all suits, paying all expenses and satisfying all judgments to the extent arising out of or related the capacitor antitrust investigations and related litigation described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” or other similar expressions and future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Part I, Item 1A Risk Factors, of the Company’s 2017 Annual Report. The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.
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
Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in our 2017 Annual Report. Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2017 Annual Report.
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
Business Overview
KEMET is a leading global manufacturer of a wide variety of capacitors, and, with the recent acquisition of TOKIN, electro-magnetic compatible devices, sensors and actuators. With respect to capacitors, we compete in the passive electronic component industry, specifically multilayer ceramic, tantalum, film and aluminum (solid & electrolytic) capacitors. Product offerings include surface mount capacitors, which are attached directly to the circuit board; leaded capacitors, which are attached to the circuit board using lead wires; and chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in.
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
KEMET’s capacitor product line consists of over 5 million distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, voltage, operating temperature, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of their needs independent of application and end use.
KEMET operates twenty-three production facilities in Europe, North America, and Asia, and employs approximately 15,000 employees worldwide. Commodity manufacturing has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.
Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the three-month period ended June 30, 2017.  During the three-month period ended June 30, 2017 we introduced 6,957 new products of which 187 were first to market. In addition, we continue to focus on specialty products which accounted for 39.1% of our revenue over this period.
We believe the long-term demand for capacitors will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.
On April 19, 2017, pursuant to a definitive TOKIN stock purchase agreement (the “TOKIN Purchase Agreement”) dated February 23, 2017, between KEMET Electronics Corporation (“KEC”), a wholly-owned subsidiary of KEMET, and NEC Corporation, KEC completed its acquisition of the remaining 66% economic interest in TOKIN Corporation ("TOKIN") (having previously held a 34% economic interest in TOKIN), and as a result TOKIN is now a 100% owned indirect subsidiary of KEMET (the “TOKIN Acquisition”). TOKIN is a manufacturer of tantalum capacitors, electro-magnetic and access devices. We believe the acquisition of TOKIN increases our market opportunity through the Electro-Magnetic Compatible (“EMC”) Devices and Sensor & Actuator markets.
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
We are organized into three segments: Solid Capacitors, Film and Electrolytic and Electro-magnetic, Sensors & Actuators (“MSA”).  In prior periods we reported two reportable segments, Solid Capacitors and Film and Electrolytic.

However, in connection with the TOKIN Acquisition and effective for the quarter ended June 30, 2017, TOKIN’s tantalum capacitor business will be included within KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business will form a new reportable segment for KEMET, Electro-magnetic, Sensors & Actuators. The segments are responsible for their respective manufacturing sites as well as all related research and development efforts. Sales, marketing and corporate finance functions are shared by each of the segments.
Recent Developments and Trends
The following items are reflected in the financial statements for the quarter ended June 30, 2017:
TOKIN
On April 14, 2017, TOKIN closed on the sale of its electro-mechanical devices (“EMD”) business to NTJ Holdings 1 Ltd. (“NTJ”), a special purpose entity that is owned by funds managed or operated by Japan Industrial Partners, Inc. (“JIP”), pursuant to a master sale and purchase agreement (the “EMD Master Sale and Purchase Agreement”) previously entered into between TOKIN, NTJ and JIP (“Sale of EMD”). The initial selling price for EMD was JPY 48.2 billion, or approximately $431.0 million, using the March 31, 2017 exchange rate of 111.823 Japanese Yen to 1.00 U.S. Dollar, and is subject to certain working capital adjustments pursuant to the EMD Master Sale and Purchase Agreement. At the closing of the Sale of EMD, TOKIN used a portion of the sale proceeds to repay debt related to a shareholder loan from NEC. The TOKIN historical balance sheet was adjusted to reflect the removal of net assets sold and other items directly impacted by the Sale of EMD. Additionally, due to KEMET’s 34% equity interest in TOKIN held as of the closing, adjustments have been made to reflect KEMET’s accounting for the Sale of EMD in accordance with the equity method of accounting; see the line item "Equity income (loss) from equity method investments" on the Condensed Consolidated Statement of Operations.
On April 19, 2017, pursuant to a definitive TOKIN stock purchase agreement (the “TOKIN Purchase Agreement”) dated February 23, 2017 between KEC and NEC, KEC completed its acquisition, subject to final purchase price adjustment, of the remaining 66% economic interest in TOKIN, and as a result TOKIN is now a 100% owned indirect subsidiary of KEMET (the “TOKIN Acquisition”). Under the terms of the TOKIN Purchase Agreement, KEC paid NEC JPY 16.2 billion, or approximately $148.6 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar), for all of the outstanding shares of TOKIN it did not already own. The preliminary purchase price was comprised of JPY 6 billion, or approximately $55.0 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar) plus JPY 10.2 billion, or approximately $93.6 million, which represented one-half of the estimated excess net cash proceeds (“Excess Cash”) from the sale of TOKIN’s EMD business. The Excess Cash is subject to working capital adjustments pursuant to the EMD Master Sale and Purchase Agreement.
As part of the acquisition, KEMET recorded acquisition gains totaling $135.6 million consisting of the following: a preliminary gain of $72.4 million to mark its thirty-four percent interest in TOKIN to fair value and a $63.2 million preliminary gain on the acquisition of TOKIN for the quarter ended June 30, 2017. The Company continues to evaluate the calculation of acquisition related gains and, as such, these preliminary numbers may change in the future.
We believe the acquisition of TOKIN will expand KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and create an entrance into Japan for KEMET. We believe TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio. KEMET believes the combination creates a leader in the combined polymer and tantalum capacitors market. The acquisition also enhances KEMET’s product diversification with entry into EMC and sensors. With the increased scale, the Company anticipates optimizing costs through competitive raw materials sourcing and maximizing operating efficiencies. The acquisition is also expected to be accretive to earnings with improvement in Adjusted EBITDA and cash flow. Effective for the quarter ended June 30, 2017, TOKIN’s tantalum capacitor business will be included within KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business will form a new reportable segment for KEMET, Electro-magnetic, Sensors & Actuators (“MSA”).
Long-term debt
On April 28, 2017, KEMET entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, KEC (together with the Company, the “Borrowers”), Bank of America, N.A., as the Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arrange and bookrunner and various other lenders thereto from time to time. The Term Loan Credit Agreement provides for a $345 million term loan facility. In addition, the Borrowers may request incremental term loan commitments in an aggregate amount not to exceed $50 million (together with the initial $345 million term loan, the “Term Loans”). The proceeds were used, together with cash on hand, to fund the redemption of all of KEMET’s outstanding 10.5% Senior Notes, which were also called for redemption on April 28, 2017.

In connection with the closing of the new Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017 (the “Loan Amendment”), which increases the revolving credit facility amount to $75 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Amendment.
Please see Note 3, “Debt” to our consolidated financial statements for additional information.
Outlook
For the second quarter of fiscal year 2018, we expect net sales to be within the $295 million to $305 million range, gross margin as a percentage of net sales are expected to be between 28% and 29%, SG&A expenses are expected to be between $38.5 million and $40.5 million, R&D expenses are expected to be approximately $10 million to $11 million and income taxes are forecasted to be approximately $2.5 million. We expect to spend in the range of $15 to $20 million in capital expenditures for the second quarter of fiscal year 2018 and $50 to $60 million for the full fiscal year 2018.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Comparison of the quarter ended June 30, 2017 with the quarter ended June 30, 2016
The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended June 30,
	2017	% to Total Sales	2016	% to Total Sales
Net sales	$274,000		$184,935
Gross margin (1)	76,676	28.0%	42,752	23.1%
Selling, general and administrative expenses (1)	37,870	13.8%	25,756	13.9%
Research and development (1)	9,390	3.4%	6,919	3.7%
Restructuring charges	1,613	0.6%	688	0.4%
Net (gain) loss on sales and disposals of assets	19	n.m.	91	n.m.
Operating income (loss)	27,784	10.1%	9,298	5.0%

Interest income	(66)	n.m.	(3)	n.m.
Interest expense	10,960	4.0%	9,923	5.4%
Change in value of TOKIN option	—	n.m.	12,000	6.5%
Acquisition gains	(135,588)	(49.5)%	—	n.m.
Other (income) expense, net (1)	6,139	2.2%	(1,994)	(1.1)%
Income (loss) from continuing operations before income taxes and equity income (loss) from TOKIN	146,339	53.4%	(10,628)	(5.7)%
Income tax expense (benefit)	1,150	0.4%	1,800	1.0%
Income (loss) from continuing operations before equity income (loss) from TOKIN	145,189	53.0%	(12,428)	(6.7)%
Equity income (loss) from TOKIN	75,417	27.5%	223	0.1%
Net income (loss)	$220,606	80.5%	$(12,205)	(6.6)%
n.m. - not meaningful

(1)	Quarter ended June 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Net Sales
Net sales for the quarter ended June 30, 2017 of $274.0 million increased $89.1 million or 48.2% from $184.9 million for the quarter ended June 30, 2016. Solid Capacitor net sales increased $40.2 million, Film and Electrolytic net sales increased $5.0 million, and net sales for our new segment MSA were $43.9 million for the quarter ended June 30, 2017. Prior to the

TOKIN acquisition on April 19, 2017, the Company did not have any MSA sales. The increase in Solid Capacitors net sales is primarily driven by the addition of TOKIN revenue of $27.6 million in connection with the TOKIN acquisition and, to a lesser extent, an increase in the legacy products distribution channel. The increase in distributor channel sales was somewhat offset by a decrease in the original equipment manufacturers (“OEMs”) channel of the Asia and the Pacific Rim (“APAC”) region for legacy Tantalum products. For Film and Electrolytic, the increase in net sales was primarily driven by increased net sales in the distributor channel across the APAC and Europe, the Middle East and Africa (“EMEA”) regions as well as the OEM channel of the APAC region. Included in the net sales increase was an unfavorable impact of $1.1 million from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.
The following table reflects the percentage of net sales by region for the quarters ended June 30, 2017 and 2016; the significant increase in percentage of net sales in the APAC region is attributable to the impact of the TOKIN acquisition:

	Quarters Ended June 30,
	2017	2016
North America and South America (“Americas”)	24%	30%
EMEA	24%	33%
Japan and Korea ("JPKO")	13%	—%
APAC	39%	37%
	100%	100%
The following table reflects the percentage of net sales by channel for the quarters ended June 30, 2017 and 2016; the significant increase in percentage of net sales in the Distributors channel is attributable to the impact of the TOKIN acquisition:

	Quarters Ended June 30,
	2017	2016
Distributors	42%	46%
Electronics Manufacturing Services Providers ("EMS")	15%	21%
OEM	43%	33%
	100%	100%
Gross Margin
Gross margin for the quarter ended June 30, 2017 of $76.7 million (28.0% of net sales) increased $33.9 million or 79.4% from $42.8 million (23.1% of net sales) for the quarter ended June 30, 2016, and gross margin as a percentage of net sales improved 490 basis points. Solid Capacitors gross margin increased $21.1 million or 51.4% primarily driven by an increase in net sales as well as from continued variable margin improvement due to our restructuring activities, vertical integration, the favorable foreign currency impact on manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities. Film and Electrolytic gross margin increased $3.5 million due to an increase in net sales and favorable shift in product mix. MSA gross margin was $9.3 million due to our purchase of TOKIN during the the quarter ended June 30, 2017.
Selling, general and administrative expenses (“SG&A”)
SG&A expenses of $37.9 million (13.8% of net sales) for the quarter ended June 30, 2017 increased $12.1 million or 47.0% from $25.8 million (13.9% of net sales) for the quarter ended June 30, 2016. The increase was attributable primarily to $10.5 million in selling, general and administrative expenses incurred by TOKIN for the quarter ended June 30, 2016. In addition the increase was related to $2.0 million in increased payroll-related expenses and benefits, primarily due to incentive-based compensation, $0.9 million increase in office equipment and software expenses, and $0.5 million increase in professional fees. These increases were partially offset by a $1.8 million decrease in ERP integration and technology transition costs.
Research and development (“R&D”)
R&D expenses of $9.4 million (3.4% of net sales) for the quarter ended June 30, 2017 increased $2.5 million or 35.7% compared to $6.9 million (3.7% of net sales) for the quarter ended June 30, 2016. The increase was primarily related to $2.1 million in R&D expenses incurred by TOKIN for the quarter ended June 30, 2016 and $0.4 million in increased payroll-related expenses and benefits.

Restructuring charges
Restructuring charges of $1.6 million for the quarter ended June 30, 2017 increased $0.9 million from $0.7 million for the quarter ended June 30, 2016.
We incurred $1.6 million in restructuring charges in the quarter ended June 30, 2017 including $0.2 million in personnel reduction costs and $1.4 million manufacturing relocation and exit costs. The personnel reduction costs of $0.2 million are due to U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office. The manufacturing relocation and exit costs of $1.4 million primarily consist of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office, $0.2 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.2 million in exit costs related to the shut-down of operations for KEMET Foil Manufacturing, LLC (“KFM”) in Knoxville, Tennessee, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
We incurred $0.7 million in restructuring charges in the quarter ended June 30, 2016 including $0.6 million in personnel reduction costs and $41 thousand in manufacturing relocation and exit costs. The personnel reduction costs of $0.6 million consist of $0.3 million for overhead reductions in Sweden, $0.2 million related to manufacturing headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines to lower cost regions, and $0.1 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico. The manufacturing relocation costs of $41 thousand consists of transfers of Film and Electrolytic production lines to lower cost regions.
Operating income (loss)
Operating income of $27.8 million for the quarter ended June 30, 2017 improved $18.5 million from operating income of $9.3 million for the quarter ended June 30, 2016.  The improvement in operating income was primarily attributable to a $33.9 million improvement in gross margin. These improvements to operating income were partially offset by a $12.1 million increase in SG&A expenses, a $2.5 million increase in R&D expenses and a $0.9 increase in restructuring charges.
Non-operating (income) expense, net
Non-operating (income) expense, net improved $138.5 million to a net gain of $118.6 million for the quarter ended June 30, 2017 compared to a net expense of $19.9 million for the quarter ended June 30, 2016. The change is primarily attributable to a $135.6 million acquisition gain, a $12.0 million favorable change in the gain/(loss) from the resulting from the settlement of the TOKIN option during the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016, and a $0.4 million favorable change in net periodic pension cost. Partially offsetting this favorable change were the following unfavorable changes: a $7.0 million net unfavorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Euro, Japanese Yen, Chinese Yuan Renminbi, and Mexican Peso compared to the U.S. dollar; $1.0 million in increased net interest and amortization expense related to the redemption of the Senior Notes, and $0.5 million loss on early extinguishment of debt.
Income taxes
Income tax expense of $1.2 million for the quarter ended June 30, 2017 decreased $0.6 million compared to income tax expense of $1.8 million for the quarter ended June 30, 2016. Income tax expense of $1.1 million for the quarter ended June 30, 2017 was related to foreign operations and $0.1 million was related to state income tax expense.  Income tax expense of $1.8 million for the quarter ended June 30, 2016 related to foreign operations.
There was no U.S. federal income tax benefit from net operating losses for the quarters ended June 30, 2017 and 2016 due to a valuation allowance recorded on deferred tax assets.
Gain (Loss) from Equity Investment
The gain related to our 34% economic interest in TOKIN of $75.4 million for the quarter ended June 30, 2017 reflects a $75.2 million favorable change compared to equity gain of $0.2 million for the quarter ended June 30, 2016. The change was primarily due to equity income of $84.2 million related to our 34% economic interest in TOKIN for the 19 day period ended April 19, 2017 which included the gain on the sale of the EMD business. Offsetting this favorable item was a $9.0 million removal of the balance of the cost basis of the portion of equity investment related to the EMD division which were established at the time of initial acquisition of 34% of TOKIN.

Segment Comparison of the Quarter Ended June 30, 2017 with the Quarter Ended June 30, 2016
The following table reflects each segment’s net sales and operating income (loss), for the quarters ended June 30, 2017 and 2016 (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Net sales:
Solid Capacitors	$182,119	$141,944
Film and Electrolytic	48,010	42,991
MSA	43,871	—
Total	$274,000	$184,935
Operating income (loss):
Solid Capacitors (1)	$54,892	$35,267
Film and Electrolytic (1)	2,440	(1,413)
MSA	8,055	—
Corporate (1)	(37,603)	(24,556)
Total (1)	$27,784	$9,298

(1)	Quarter ended June 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Solid Capacitors
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors segment for the quarters ended June 30, 2017 and 2016 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$116,450		$83,869
Ceramic product line net sales	65,669		58,075
Solid Capacitors net sales	$182,119		$141,944
Solid Capacitors operating income (loss)	$54,892	30.1%	$35,267	24.8%
Net sales
Solid Capacitors net sales of $182.1 million for the quarter ended June 30, 2017 increased $40.2 million or 28.3% from $141.9 million for the quarter ended June 30, 2016. The increase in revenue was primarily driven by the addition of TOKIN revenue of $27.6 million in connection with the TOKIN acquisition and, to a lesser extent, an increase in the legacy products distribution channel. The increase in distributor channel sales was somewhat offset by a decrease in the OEM channel of the APAC region for legacy Tantalum products.
A summary of Solid Capacitors net sales by channel is shown below (amounts in thousands):

	Quarters Ended June 30,		Change in Net Sales
	2017	2016
Distributors	$86,851	$67,073	$19,778
EMS	36,208	34,859	1,349
OEM	59,060	40,012	19,048
Solid Capacitors net sales	$182,119	$141,944	$40,175

Segment operating income (loss)
Segment operating income of $54.9 million for the quarter ended June 30, 2017 improved $19.6 million or 55.6% from $35.3 million in the quarter ended June 30, 2016. The increase in operating income is primarily a result of a $21.1 million improvement in gross margin. Improvements in gross margin were driven by an increase in net sales and continued variable margin improvement due to our restructuring activities, vertical integration, the favorable foreign currency impact on manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities. The gross margin improvement was partially offset by a $1.2 million increase in R&D.
Film and Electrolytic
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the quarters ended June 30, 2017 and 2016 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$48,010		$42,991
Operating income (loss)	2,440	5.1%	(1,413)	(3.3)%
Net sales
Film and Electrolytic net sales of $48.0 million for the quarter ended June 30, 2017 increased $5.0 million or 11.7% from $43.0 million for the quarter ended June 30, 2016. The increase was primarily driven by increased net sales in the distributor channel across the APAC and EMEA regions as well as the OEM channel of the APAC region. Included in the net sales increase was an unfavorable impact of $1.1 million from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.
Segment operating income (loss)
Segment operating income of $2.4 million for the quarter ended June 30, 2017 improved $3.9 million from segment operating loss of $1.4 million in the quarter ended June 30, 2016. The increase in segment operating income (loss) was driven by the following: a gross margin improvement of $3.5 million related to the net sales increase and favorable shift in product mix, and a $0.4 million decrease in restructuring charges during the quarter ended June 30, 2017.
MSA
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the quarter ended June 30, 2017 (amounts in thousands, except percentages). MSA is a new segment which is comprised of TOKIN’s non-tantalum capacitor business acquired in connection with the TOKIN Acquisition on April 19, 2017:

	Quarters Ended June 30,
	2017
	Amount	% to Net Sales
Net sales	43,871
Operating income (loss)	8,055	18.4%
Net sales
MSA had net sales of $43.9 million for the quarter ended June 30, 2017. All sales are from the newly acquired TOKIN business.
Segment operating income (loss)
Segment operating income was $8.1 million for the quarter ended June 30, 2017. All activity is from the newly acquired TOKIN business.

Liquidity and Capital Resources
Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans. Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.
10.5% Senior Notes
On April 28, 2017, the Company repurchased and retired $353.0 million of its 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”). The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of zero and $15.4 million as of June 30, 2017 and March 31, 2017, respectively.
Term Loan Credit Agreement
On April 28, 2017, KEMET entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, KEC (together with the Company, the “Borrowers”), Bank of America, N.A. as the Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner and various other lenders thereto from time to time. The Term Loan Credit Agreement provides for a $345 million term loan facility. In addition, the Borrowers may request incremental term loan commitments in an aggregate amount not to exceed $50 million (together with the initial $345 million term loan, the “Term Loans”). The proceeds were used, together with cash on hand, to fund the redemption of all of KEMET’s outstanding 10.5% Senior Notes, which were also called for redemption on April 28, 2017. The Term Loans were made with an original issue discount of 300 bps. At the Company’s election, the Term Loans may be made as either Base Rate Term Loans or LIBO Rate Term Loans (each as defined in the Term Loan Credit Agreement). The applicable margin for term loans is 5.0% for Base Rate Term Loans and 6.0% for LIBO Rate Term Loans. All LIBO Rate Term Loans are subject to a pre-margin floor of 1.00%. The Term Loan Credit Agreement contains customary covenants and events of default. The Company also entered into the Term Loan Security Agreement dated as of April 28, 2017 (the “Security Agreement”), by and among the Company, KEC and certain other subsidiaries of the Company, and Bank of America, N.A., as collateral agent, pursuant to which the Company’s obligations under the Term Loan Credit Agreement are secured by a pledge of 65% of the outstanding voting stock of certain first-tier subsidiaries organized in Italy, Japan, Mexico and Singapore, and a second lien pledge on the collateral securing KEMET’s revolving credit facility. The obligations of the Company under the Term Loan Credit Agreement are guaranteed by certain of its subsidiaries, including KRC Trade Corporation, KEMET Services Corporation, KEMET Blue Powder Corporation and The Forest Electric Company. The Term Loans mature April 28, 2024, and may be extended in accordance with the Term Loan Credit Agreement. The Company may prepay loans under the Term Loan Credit Agreement at any time, subject to certain notice requirements and certain prepayment premiums during the first two years. On a quarterly basis the Company must repay 1.25% of the aggregate principal amount of the initial $345 million term loan, or $4.3 million, beginning September 29, 2017.
The Company had interest payable related to the Term Loan Security Agreement included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $4.1 million and zero as of June 30, 2017 and March 31, 2017, respectively.
Revolving Line of Credit
In connection with the closing of the new Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (the “Loan Amendment”). The Loan Amendment increases the facility amount to $75.0 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Amendment.
There were no borrowings under the revolving line of credit as of June 30, 2017.
Short-term Liquidity
Cash and cash equivalents as of June 30, 2017 of $225.6 million increased $115.9 million from $109.8 million as of March 31, 2017. Our net working capital (current assets less current liabilities) as of June 30, 2017 was $361.3 million compared to $248.9 million as of March 31, 2017. Cash and cash equivalents held by our foreign subsidiaries totaled $151.4 million and $35.0 million at June 30, 2017 and March 31, 2017, respectively, with the increase primarily driven by cash holdings of TOKIN. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe domestic cash and cash equivalents are sufficient to fund our operating requirements for at least the next twelve months, including $24.5 million in interest payments, $17.3 million in debt principal payments, $50 to $60 million in expected capital expenditures and $1.1 million in restructuring payments. As of June 30, 2017, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $68.3 million. The revolving line of credit expires on April 28, 2022.
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
Cash and cash equivalents increased $115.9 million for the three-month period ended June 30, 2017, as compared to a decrease of $12.1 million during the three-month period ended June 30, 2016.
The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$10,257	$(3,036)
Net cash provided by (used in) investing activities	159,831	(6,167)
Net cash provided by (used in) financing activities	(55,159)	(2,465)
Effect of foreign currency fluctuations on cash	941	(398)
Net increase (decrease) in cash and cash equivalents	$115,870	$(12,066)
Operating
Cash provided by operating activities during the three-month period ended June 30, 2017 of $10.3 million increased $13.3 million compared to cash used in operating activities of $3.0 million in the three-month period ended June 30, 2016. Contributing to the positive changes in cash was a $12.0 million increase in operating cash flows led by an improvement in net income (loss) net of the following non-cash income statement items: depreciation and amortization, change in value of TOKIN options, equity (income) loss from TOKIN, acquisition gains, write down of long-lived assets, non-cash debt and financing costs, stock-based compensation expense, receivable write down, net (gain) loss on sales and disposals of assets, pension and other post-retirement benefits, and deferred income taxes for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016.
Also contributing to the positive changes in cash was a $27.2 million improvement in cash from operating assets, excluding foreign currency exchange. In the three-month period ended June 30, 2017, a decrease in accounts receivable generated $33.3 million in cash, compared to the three-month period ended June 30, 2016, during which a decrease in accounts receivable generated $3.8 million in cash. The primary reason for the change in accounts receivable is due to the timing of customer receipts. Additionally, in the three-month period ended June 30, 2017, an increase in prepaid expenses and other assets used $2.1 million in cash, compared to the three-month period ended June 30, 2016, during which an increase in prepaid expenses and other assets used $5.7 million in cash. Offsetting these improvements, in the three-month period ended June 30, 2017, an increase in inventory used $6.3 million in cash, compared to the three-month period ended June 30, 2016, during which an increase in inventory used $0.5 million in cash.
     Offsetting the positive changes in cash was a $25.9 million decrease in cash from operating liabilities, excluding foreign currency exchange. In the three-month period ended June 30, 2017, a decrease in accounts payable used $14.6 million in cash, compared to the three-month period ended June 30, 2016, during which an increase in accounts payable generated $0.8 million in cash. The primary reason for the change in accounts payable is due to the timing of supplier payments. Additionally, in the three-month period ended June 30, 2017, a decrease in accrued expenses used $23.4 million in cash, compared to the three-month period ended June 30, 2016, during which a decrease in accrued expenses used $13.6 million in cash. The primary reason for the change in accrued expenses is driven by the reduction in interest payable related to the Term Loan Agreement, at LIBO + 600 bps, paid quarterly, compared to the 10.5% Senior Notes, paid semiannually. Finally, in the three-month period ended June 30, 2017, a decrease in accrued income taxes used $1.0 million in cash, compared to the three-month period ended June 30, 2016, during which a decrease in accrued income taxes used $0.3 million in cash.

Investing
Cash provided by investing activities during the three-month period ended June 30, 2017 of $159.8 million reflects a $166.0 million increase compared to cash used in investing activities of $6.2 million in the three-month period ended June 30, 2016. The increase is primarily related to the acquisition of TOKIN, net of cash received, of $167.1 million in positive cash flow in the three-month period ended June 30, 2017 compared to no acquisitions in the three-month period ended June 30, 2016.
During the three-month period ended June 30, 2017, we made capital expenditures of $7.3 million primarily related to expanding capacity at our manufacturing facilities in Monterrey and Matamoros, Mexico; Pontecchio, Italy; and Suzhou, China as well as information technology projects in Simpsonville, South Carolina.
In comparison, during the three-month period ended June 30, 2016, we made capital expenditures of $6.2 million, primarily related to expanding capacity at our manufacturing facilities in Evora, Portugal; Suzhou, China; Simpsonville, South Carolina; and Matamoros, Mexico as well as information technology projects in Simpsonville, South Carolina and equipment upgrades in Monterrey, Mexico.
Financing
Cash used in financing activities during the three-month period ended June 30, 2017 of $55.2 million reflects a $52.7 million change from cash used in financing activities of $2.5 million in the three-month period ended June 30, 2016.    During the three-month period ended June 30, 2017, we used $353.0 million to repay the remaining outstanding balance of our 10.5% Senior Notes, $33.9 million to repay the remaining outstanding balance of the revolving line of credit, and received $329.7 million in proceeds from the Term Loan Credit Agreement. Additionally, proceeds from the exercise of stock options generated $2.1 million in cash. In comparison, during the three-month period ended June 30, 2016, we used $1.9 million to retire $2.0 million face value of our 10.5% Senior Notes and also used $0.6 million for the purchase of treasury stock related to shares withheld to pay taxes due upon the vesting of restricted stock.
Commitments
With the exception of the items noted below, our commitments have not materially changed from those disclosed in the Company’s 2017 Annual Report. Due to our debt refinancing and the TOKIN acquisition, an update to our contractual obligations is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Purchase commitments	$28,177	$27,824	$353	$—	$—
Debt obligations	350,660	20,376	34,896	35,292	260,096
Interest obligations	146,068	24,519	45,465	40,516	35,568
Pension and other post-retirement benefits	36,725	3,258	6,754	6,793	19,920
Capital Lease Obligations	1,301	743	495	57	6
Operating Lease Obligations	17,358	8,123	7,313	1,337	585
Anti-trust fines and settlements	73,530	29,483	31,095	10,288	2,664
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

The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2017	2016
Net sales	$274,000	$184,935
Cost of sales	197,324	142,183
Gross margin (U.S. GAAP)	$76,676	$42,752
Gross margin as a % of net sales	28.0%	23.1%
Adjustments:
Plant start-up costs	—	308
Stock-based compensation expense	310	384
Inventory write down	—	—
Adjusted gross margin (non-GAAP)	$76,986	$43,444
Adjusted gross margin as a % of net sales	28.1%	23.5%
The following table provides reconciliation from U.S. GAAP Operating income (loss) to non-U.S. GAAP Adjusted operating income (loss) (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Operating income (loss) (U.S. GAAP)	$27,784	$9,298
Adjustments:
Restructuring charges	1,613	688
ERP integration/IT transition costs	—	1,768
Stock-based compensation expense	1,101	1,228
Legal expenses related to antitrust class actions	1,141	1,175
TOKIN investment-related expenses	—	206
Plant start-up costs	—	308
Net (gain) loss on sales and disposals of assets	19	91
Adjusted operating income (loss) (non-U.S. GAAP)	$31,658	$14,762

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted net income (loss) (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Net income (loss) (U.S. GAAP)	$220,606	$(12,205)
Adjustments:
Acquisition gains	(135,588)	—
Restructuring charges	1,613	688
ERP integration/IT transition costs	—	1,768
Stock-based compensation expense	1,101	1,228
Change in value of TOKIN option	—	12,000
Legal expenses related to antitrust class actions	1,141	1,175
Gain (loss) on early extinguishment of debt	486	—
Net foreign exchange (gain) loss	5,043	(1,920)
TOKIN investment-related expenses	—	206
Amortization included in interest expense	460	190
Equity (income) loss from TOKIN	(75,417)	(223)
Plant start-up costs	—	308
Net (gain) loss on sales and disposals of assets	19	91
Income tax effect of non-U.S. GAAP adjustments (1)	(222)	—
Adjusted net income (loss) (non-U.S. GAAP)	$19,242	$3,306

(1)	The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted EBITDA (amounts in thousands):

	Quarters Ended June 30,
	2017	2016
Net income (loss) (U.S. GAAP)	$220,606	$(12,205)
Adjustments:
Interest expense, net	10,894	9,920
Income tax expense (benefit)	1,150	1,800
Depreciation and amortization	12,243	9,436
Acquisition gains	(135,588)	—
Restructuring charges	1,613	688
ERP integration/IT transition costs	—	1,768
Change in value of TOKIN option	—	12,000
Stock-based compensation expense	1,101	1,228
Legal expenses related to antitrust class actions	1,141	1,175
Net foreign exchange (gain) loss	5,043	(1,920)
TOKIN investment-related expenses	—	206
Equity (income) loss from TOKIN	(75,417)	(223)
Gain (loss) on early extinguishment of debt	486	—
Plant start-up costs	—	308
Net (gain) loss on sales and disposals of assets	19	91
Adjusted EBITDA (non-U.S. GAAP)	$43,291	$24,272
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
Impact of Recently Issued Accounting Standards
 New accounting standards adopted/issued
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of Operating income. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented. The Company adopted this guidance in the first quarter of fiscal year 2018; the adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other. The update eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. Under the update, the goodwill impairment loss would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date of this update is for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The

Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements, however the adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations, or cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. The update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires modified retrospective transition method which is a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company adopted this guidance as of April 1, 2017 and recorded a cumulative effect adjustment to retained earnings of $203,000.
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
The Company has completed the assessment phase, applied the principles of the new standard using the five step method to material customer contracts, and held discussions with key stakeholders and management. The Company is currently finalizing changes to accounting policies and internal controls over financial reporting. Key changes in the ASU that could potentially impact the Company’s revenue recognition include certain customer tooling contracts primarily within the original equipment manufacturers (“OEM”) channel and the deferral of incremental costs to fulfill a contract. The Company is currently finalizing the impact of the ASU on the consolidated results of operations, financial position, cash flows and financial statement disclosures.
There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the Euro, Japanese Yen and the Mexican Peso. A portion of our sales to our customers and operating costs in Europe are denominated in Euro creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our operations in Mexico are denominated in Mexican Pesos, creating an exposure to foreign currency exchange rates. Additionally, some of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, in order to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows were hedged against the U.S. dollar (see Note 13, “Derivatives” to the consolidated financial statements). Finally, upon the TOKIN acquisition, a portion of our costs in our operations in Asia are denominated in Thai Baht, Chinese Yuan, Taiwan Dollars and Japanese Yen, creating an additional exposure to foreign currency exchange rates.
An increase or decrease of 10 percent in foreign currency exchange rates would result in an estimated annual change in net income (loss) of $29.2 million and $(31.1) million, respectively.
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
To evaluate the impact of price changes in precious metals on net income (loss) we used the following assumptions: the selling prices of our products would not be impacted, all the precious metals change in the same direction at the same time and we do not have commitment contracts in place. Including the TOKIN acquisition, under these assumptions, a 10 percent increase or decrease in the cost of precious metals would result in approximately $12.3 million of increase or decrease to our annual net income (loss). We believe this risk is partially mitigated through our vertical integration efforts.
Other than the items noted above, there have been no material changes regarding the Company’s market risk position from the information included in the Company’s 2017 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the first quarter of 2017, the Company acquired TOKIN (see Note 2, “Acquisitions”). As of the date of this Quarterly Report, we are in the process of further integrating the acquired operations into our overall internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
“Item 3. Legal Proceedings” of our 2017 Annual Report includes a discussion of our legal proceedings.  There have been no material changes from the Company’s legal proceedings described in our 2017 Annual Report. For an update on certain legal matters see Note 14, “Concentrations of Risks.”
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2017 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our equity securities during the three-month period ended June 30, 2017 that were not registered under the Securities Act of 1933, as amended.
Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended June 30, 2017 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Programs
April 1 to April 30, 2017	—	$—	—	—
May 1 to May 31, 2017	252	13.42	—	—
June 1 to June 30, 2017	23	12.99	—	—
Total for Quarter Ended June 30, 2017	275	$13.38

(1)	Represents shares withheld by the Company upon vesting of restricted stock to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.
Restrictions on Paying Dividends
The Term Loan Credit Agreement includes certain restrictions on our ability to pay dividends or make other payments or distributions on our capital stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1
Amendment, dated April 7, 2017, to the Master Sale and Purchase Agreement between NEC TOKIN Corporation, NTJ Holdings 1 Ltd. and Japan Industrial Partners, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2017)

Exhibit 2.2
Amendment, dated April 14, 2017, to the Master Sale and Purchase Agreement between NEC TOKIN Corporation, NTJ Holdings 1 Ltd. and Japan Industrial Partners, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2017)

Exhibit 3.1
Second Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended June 30, 2011)

Exhibit 3.2
Amended and Restated By-laws of KEMET Corporation, effective June 5, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on June 5, 2008)

Exhibit 10.1
Term Loan Credit Agreement, dated as of April 28, 2017, by and among KEMET Corporation, KEMET Electronics Corporation, the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A. as the Administrative Agent and Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K (File No. 1-15491) filed on May 1, 2017)

Exhibit 10.2
Term Loan Credit Agreement, dated as of April 28, 2017, by and among KEMET Corporation, KEMET Electronics Corporation, the other guarantors party thereto, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K (File No. 1-15491) filed on May 1, 2017)

Exhibit 10.3
Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEMET Corporation, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 1, 2017)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer
Exhibit 32.1	Section 1350 Certification - Principal Executive Officer
Exhibit 32.2	Section 1350 Certification - Principal Financial Officer
Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and three-month periods ended June 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at June 30, 2017 and March 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2017, and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2017
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 2.1
Amendment, dated April 7, 2017, to the Master Sale and Purchase Agreement between NEC TOKIN Corporation, NTJ Holdings 1 Ltd. and Japan Industrial Partners, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2017)

Exhibit 2.2
Amendment, dated April 14, 2017, to the Master Sale and Purchase Agreement between NEC TOKIN Corporation, NTJ Holdings 1 Ltd. and Japan Industrial Partners, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2017)

Exhibit 3.1
Second Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended June 30, 2011)

Exhibit 3.2
Amended and Restated By-laws of KEMET Corporation, effective June 5, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on June 5, 2008)

Exhibit 10.1
Term Loan Credit Agreement, dated as of April 28, 2017, by and among KEMET Corporation, KEMET Electronics Corporation, the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A. as the Administrative Agent and Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K (File No. 1-15491) filed on May 1, 2017)

Exhibit 10.2
Term Loan Credit Agreement, dated as of April 28, 2017, by and among KEMET Corporation, KEMET Electronics Corporation, the other guarantors party thereto, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K (File No. 1-15491) filed on May 1, 2017)

Exhibit 10.3
Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEMET Corporation, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 1, 2017)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer
Exhibit 32.1 Section 1350 Certification - Principal Executive Officer
Exhibit 32.2 Section 1350 Certification - Principal Financial Officer

Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and three-month periods ended June 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at June 30, 2017 and March 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2017, and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.